Form 10-K
period 2002-12-31
ONCOR ELECTRIC DELIVERY CO
filed 2003-03-26
CIK 1193311

===============================================================================
                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             Washington, D.C. 20549

                      ----------------------------------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                     -- OR--
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       --------------------------------

          Exact Name of Registrant as Specified in its Charter;
Commission  State of Incorporation; Address of Principal    I.R.S. Employer
File Number   Executive Offices; and Telephone Number      Identification No.
-----------   ---------------------------------------      -----------------
333-100240     Oncor Electric Delivery Company                 75-2967830
                   a Texas Corporation
                   500 N. Akard Street
                    Dallas, TX 75201
                    (214) 486-2000

Securities registered pursuant to Section 12(b) of the Act:  None
                        -----------------------------------

Securities registered pursuant to Section 12(g) of the Act:  None
                       ---------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    No X
                                             --      --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X
                                      --   --

Aggregate market value of Oncor Electric Delivery Company Common Stock held by non-affiliates: None

Common Stock outstanding at March 14, 2003: Oncor Electric Delivery Company
- 66,362,000 shares, without par value

Oncor Electric Delivery Company meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

                 --------------------------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE - None
                 --------------------------------------------

===============================================================================



                                TABLE OF CONTENTS
                                                                                                           Page
                                     PART I                                                                ----

Items 1. and  2. BUSINESS and PROPERTIES............................................................           1
                ONCOR ELECTRIC DELIVERY COMPANY AND SUBSIDIARIES....................................           1
                ELECTRIC RESTRUCTURING..............................................................           2
                ONCOR'S BUSINESS....................................................................           3
                REGULATION AND RATES................................................................           4
                ENVIRONMENTAL.......................................................................           4

Item 3.  LEGAL PROCEEDINGS..........................................................................           5

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................           5

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.................................................................           5

Item 6.  SELECTED FINANCIAL DATA....................................................................           5

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS...............................................................           5

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................           5

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................           5

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE.............................................................           5

                                     PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT...........................................           6

Item 11.   EXECUTIVE COMPENSATION...................................................................           6

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................           6

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................           6

                                     PART IV

Item 14.   CONTROLS AND PROCEDURES..................................................................           7

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..........................           7

APPENDIX A - Financial Information

APPENDIX B - Oncor Electric Delivery Company Exhibits for 2002 Form 10-K

Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of Oncor Electric Delivery Company are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, shortly after they have been filed with the Securities and Exchange Commission. Oncor will provide copies of current reports not posted on the website upon request.

                                     PART I

Items 1. and 2. BUSINESS and PROPERTIES

                ONCOR ELECTRIC DELIVERY COMPANY AND SUBSIDIARIES
                ------------------------------------------------
      Oncor Electric Delivery Company (Oncor) is a regulated electricity transmission and distribution (T&D) company principally engaged in providing delivery services to retail electric providers (REPs) that sell power in the north-central, eastern and western parts of Texas. Oncor was created as a result of the deregulation of the electric utility industry in Texas, which became effective January 1, 2002. On that date, the electricity T&D businesses of TXU US Holdings Company (US Holdings), formerly TXU Electric Company, and TXU SESCO Company were transferred to Oncor. The power generation and certain retail operations of US Holdings, as well as certain other energy-related businesses of TXU Corp. were transferred to TXU Energy Company LLC (TXU Energy). Both Oncor and TXU Energy are wholly-owned subsidiaries of US Holdings, which is a wholly-owned subsidiary of TXU Corp. For the year ended December 31, 2002, approximately 80% of Oncor's revenues represented fees for delivery services provided to TXU Energy under the restructured operating environment described below.

      The relationships of the entities affected by the restructuring and their rights and obligations with respect to their collective assets and liabilities are contractually described in a master separation agreement executed in December 2001.

      Oncor operates within the Electric Reliability Council of Texas (ERCOT) system. ERCOT is an intrastate network of investor-owned entities, cooperatives, public entities, non-utility generators and power marketers. ERCOT is the regional reliability coordinating organization for member electric power systems in Texas and the Independent System Operator of the interconnected transmission system of those systems, and is responsible for ensuring equal access to transmission service by all wholesale market participants in the ERCOT region.

      Oncor is managed as a single, integrated electricity delivery business; consequently, there are no separate reportable business segments.

      Oncor's principal operations are:

o Electricity Transmission - Oncor's electricity transmission business provides non-discriminatory wholesale open access to Oncor's transmission facilities. Oncor's transmission facilities transverse almost 200,000 square miles of Texas and consist of 4,522 circuit miles of 345-kilovolt
     (kV) transmission lines and 9,615 circuit miles of 138-kV and 69-kV transmission lines and over 900 substations.

o Electricity Distribution - Oncor's electricity distribution business distributes electricity for REPs in its certificated service area. Oncor's service territory includes 92 counties and 370 incorporated municipalities in the north-central, eastern and western parts of Texas. Oncor provides delivery services to these REPs, which sell electricity to over 2.9 million points of delivery. Oncor's distribution network consists of 55,178 miles of overhead primary conductors, 22,073 miles of overhead secondary and street light conductors, 12,264 miles of underground primary conductors and 7,332 miles of underground secondary and street light conductors. The majority of Oncor's distribution network operates at 25-kV and 12.5-kV.

      Oncor's transmission customers consist of municipalities, electric cooperatives and other distribution companies. Oncor's distribution customers consist of approximately 35 REPs in Oncor's certificated service area. One of these REPs is TXU Energy, which is the largest REP operating in Oncor's certificated service area. Delivery fee revenues from TXU Energy represent the substantial majority of Oncor's revenues.

      Oncor's operations do not include the production or sale of electricity, but rather consist of providing T&D and related services.

      For a more detailed discussion of Oncor's principal operations see "Oncor's Business" below.

                             ELECTRIC RESTRUCTURING
                             ----------------------
      Restructuring Legislation -- Legislation passed during the 1999 session of the Texas Legislature restructured the electric utility industry in Texas and provided for a transition to increased competition in the generation and retail sale of electricity (1999 Restructuring Legislation). By January 1, 2002, each electric utility was required to separate (unbundle) its business activities into a power generation company, a REP, and a T&D utility or separate T&D utilities. Unbundled T&D utilities within the ERCOT region, such as Oncor, remain regulated by the Public Utility Commission of Texas (Commission).

      The 1999 Restructuring Legislation provided for the recovery of generation-related regulatory assets (regulatory assets) and generation-related and purchased power-related costs that are in excess of market value (stranded costs). It provided means for electric utilities to mitigate stranded costs during the rate freeze period that preceded unbundling. Unmitigated stranded costs would be finally determined in a 2004 "true-up" proceeding relying principally upon market-based asset valuations. Regulatory assets and unmitigated stranded costs can be recovered through the issuance of transition (securitization) bonds or imposition of a competition transition charge.

      Regulatory Settlement Plan -- On December 31, 2001, US Holdings filed a settlement plan (Settlement Plan) with the Commission. It resolved all major pending issues related to US Holdings' transition to competition pursuant to the 1999 Restructuring Legislation. The settlement (Settlement) provided for in the Settlement Plan does not remove regulatory oversight of Oncor's business. The Settlement was approved by the Commission in June 2002. In August 2002, the Commission issued a financing order, pursuant to the Settlement Plan, authorizing the issuance of securitization bonds relating to recovery of regulatory assets. The Commission's order approving the Settlement Plan and the financing order were appealed by certain nonsettling parties to the Travis County, Texas, District Court in August 2002. In January 2003, US Holdings concluded a settlement of these appeals and they were dismissed. Thus, the Settlement became final.

      The major elements of the Settlement affecting Oncor are:

      Excess Mitigation Credit and Appeals Related to T&D Rates -- Beginning in 2002, Oncor began implementing an excess stranded cost mitigation credit in the amount of $350 million, plus interest, applied over a two-year period as a reduction to T&D rates charged to REPs. In June 2001, the Commission had issued an interim order that addressed Oncor's charges for T&D service when retail competition would begin. Among other things, that interim order, and subsequent final order issued in October 2001, required Oncor to reduce rates over the period from 2002-2008. The Commission's decision was appealed to the Travis County, Texas District Court. Finalization of the Settlement means TXU Corp.'s appeal has been dismissed. Also, in July 2001, the staff of the Commission had notified US Holdings and the Commission that it disagreed with US Holdings' computation of the level of earnings in excess of the regulatory earnings cap for calendar year 2000. In August 2001, the Commission issued an order adopting the staff position. US Holdings appealed this matter to the Travis County, Texas District Court, which affirmed the Commission's order and US Holdings then appealed that decision to the Third District Court of Appeals in Austin, Texas. This appeal has now been dismissed.

      Regulatory Asset Securitization -- In October 1999, US Holdings had filed an application with the Commission for a financing order to permit the issuance by a special purpose entity of $1.65 billion of securitization bonds. In May 2000, the Commission signed an order rejecting such request and authorized only $363 million of such bonds. US Holdings filed an appeal with the Travis County, Texas District Court and in September 2000, the Court issued a judgment that reversed part of the Commission's order and affirmed other aspects of the Commission's order. US Holdings and various other parties appealed this judgment directly to the Supreme Court of Texas; and in June 2001, it issued a ruling and in October 2001 remanded the case to the Commission, which consolidated it into the Settlement Plan proceeding. In accordance with the Settlement, Oncor received a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to recover regulatory assets and other qualified costs. The Settlement provides that there can be an initial issuance of securitization bonds in the amount of up to $500 million, followed by a second issuance of the remainder after 2003. The Settlement resolves all issues related to regulatory assets and liabilities.

                                ONCOR'S BUSINESS
                                ----------------
      Electricity Transmission -- Oncor's electricity transmission business is responsible for the real-time safe and reliable operations of its transmission network. These responsibilities consist of the construction and maintenance of transmission facilities and the monitoring, controlling and dispatching of high-voltage electricity within Oncor's control area.

      Oncor is a member of ERCOT, and the transmission business actively supports the operation of ERCOT and all market participants. The transmission business participates with ERCOT and other member utilities to plan, design and obtain regulatory approval for construction of new transmission lines necessary to increase bulk power transfer capability and to remove existing limitations and constraints on the ERCOT transmission grid.

      Transmission revenues are provided under tariffs approved by the Commission and the Federal Energy Regulatory Commission (FERC). Network transmission revenues are provided from the use of the transmission power lines for delivery of power over facilities operating at 60,000 volts and above. Transformation service revenues are provided from the use of distribution substation facilities that transform power from high-voltage transmission to distribution voltages below 60,000 volts. Other services offered by the transmission business include, but are not limited to: system impact studies, facilities studies and maintenance of substations and transmission lines owned by other non-retail parties.

      The principal generating facilities of TXU Energy, certain non-utility generators and load centers of Oncor are connected by 4,522 circuit miles of 345 kV transmission lines and 9,615 circuit miles of 138- and 69-kV transmission lines.

      Oncor is connected by eight 345-kV lines to CenterPoint Energy (formerly Reliant Energy Inc.); by four 345-kV, eight 138-kV and nine 69-kV lines to American Electric Power Company; by two 345-kV and eight 138-kV lines to the Lower Colorado River Authority; by four 345-kV and nine 138-kV lines to the Texas Municipal Power Agency; by two asynchronous High Voltage Direct Current interconnections to American Electric Power Company in the Southwest Power Pool; and at several points with smaller systems operating wholly within Texas.

      Electricity Distribution -- Oncor's electricity distribution business is responsible for the overall safe and efficient operations of distribution facilities, including power delivery, power quality and system reliability. The Oncor distribution system supplies electricity to over 2.9 million points of delivery. The electricity distribution business consists of the ownership, management, construction, maintenance and operation of the distribution network within Oncor's certificated service area. Over the past five years, the number of Oncor's distribution system premises served has been growing an average of more than 2% a year.

      The 2.7 million formerly regulated electricity customers (retail customers who purchase and consume electricity) are free to choose from REPs who compete for their business. However, these REPs are now Oncor's customers. The changed character of customers, however, does not mean that the safe and reliable delivery of dependable energy is any less critical to Oncor's success. Service quality, safety and reliability are of paramount importance to REPs, their customers and Oncor. Oncor intends to continue to build on its inherited tradition of low cost and high performance.

      Oncor's distribution system receives electricity from the transmission system through power distribution substations and distributes electricity to end users and wholesale customers through 2,914 distribution feeders.

      The Oncor distribution network consists of 55,178 miles of overhead primary conductors, 22,073 miles of overhead secondary and street light conductors, 12,264 miles of underground primary conductors and 7,332 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

      Most of Oncor's power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-ways as permitted by law. Substantially all of Oncor's T&D assets are subject to liens under its mortgage indentures.

      Open-Access Transmission -- At the state level, the Texas Public Utility Regulatory Act, as amended (PURA), requires owners or operators of transmission facilities to provide open access wholesale transmission services to third parties at rates and terms that are non-discriminatory and comparable to the rates and terms of the utility's own use of its system. The Commission has adopted rules implementing the state open access requirements for utilities that are subject to the Commission's jurisdiction over transmission services, such as Oncor.

      On January 3, 2002, the Supreme Court of Texas issued a mandate affirming the judgment of the Court of Appeals which held that the pricing provisions of the Commission's open access wholesale transmission rules, which had mandated the use of a particular rate setting methodology, were invalid because they exceeded the statutory authority of the Commission. On January 10, 2002, Reliant Energy Incorporated, and the City Public Service Board of San Antonio each filed lawsuits in the Travis County, Texas District Court against the Commission and each of the entities to whom they had made payments for transmission service under the invalidated pricing rules for the period January 1, 1997 through August 31, 1999, seeking declaratory orders that, as a result of the application of the invalid pricing rules, the defendants owe unspecified amounts. US Holdings and TXU SESCO Company are named defendants in both suits. Oncor is unable to predict the outcome of any litigation related to this matter.

                              REGULATION AND RATES
                              --------------------

      Regulatory Proceedings Affecting Restructuring -- See Electric Restructuring above for a description of the various regulatory proceedings relating to the restructuring of the Texas electric industry.

      Oncor is subject to various federal, state and local regulations. (See Environmental below for information on environmental matters affecting Oncor). As its operations are wholly within Texas, Oncor believes that it is not a public utility as defined in the Federal Power Act and has been advised by its counsel that it is not subject to general regulation under such Act.

      The Commission has original jurisdiction over transmission rates and services and over distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the Commission and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, PURA has prohibited the collection of any rates or charges by a public utility that does not have the prior approval of the Commission.

                                  ENVIRONMENTAL
                                  -------------

     Oncor is subject to various federal, state and local regulations dealing with environmental matters. These matters primarily include:

o    storm water discharges from large construction sites,

o the protection of wetlands, the habitats of endangered and threatened species and cultural resources in the siting of transmission rights of way,

o    the regulation of underground gasoline storage tanks,

o    the management and disposal of hazardous wastes, and

o    the abatement of oil spills from occasional equipment failures.

      In the past, polychlorinated biphenyls (PCBs) were commonly utilized in transformers and other T&D equipment as insulation. In accordance with policies that meet or exceed industry and regulatory standards, Oncor properly manages and disposes of PCB contaminated equipment as it is removed from service. Oncor estimates that less than 5% of its equipment in use is PCB-contaminated under Environmental Protection Agency standards.

      Oncor utilizes waste disposal sites operated by third parties for the disposal of PCBs, lubricating oil, lighting and other wastes. Oncor has a program of regularly auditing these sites for compliance with applicable regulations.

Item 3.  LEGAL PROCEEDINGS

      Oncor is involved in various legal and administrative proceedings the ultimate resolution of which, should not have a material effect on its financial position, results of operation or cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

      All of Oncor's common stock is owned by US Holdings. Reference is made to
Note 7 to Financial Statements regarding limitations upon payment of dividends on common stock of Oncor.

Item 6.   SELECTED FINANCIAL DATA

      The information required hereunder for Oncor is set forth under Selected Financial Data included in Appendix A to this report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required hereunder for Oncor is set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required hereunder for Oncor is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required hereunder for Oncor is set forth under Statement of Responsibility, Independent Auditors' Report, Statements of Consolidated Income, Statements of Consolidated Comprehensive Income, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Common Stock Equity and Notes to Financial Statements included in Appendix A to this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      Item 10 is not presented herein as Oncor meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 11.   EXECUTIVE COMPENSATION

      Item 11 is not presented herein as Oncor meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Item 12 is not presented herein as Oncor meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Item 13 is not presented herein as Oncor meets the conditions set forth in General Instruction (I) (1) (a) and (b).

                                     PART IV

Item 14.  CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of Oncor's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect within 90 days of the filing date of this annual report. Based on the evaluation performed, Oncor's management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

      There have been no significant changes in Oncor's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referenced above.

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                              Page
                                                                                              ----
(a) Documents filed as part of this Report:

Financial Statements (included in Appendix A to this report):
Selected Financial Data ..............................................................        A-2
Management's Discussion and Analysis of Financial Condition
       and Results of Operations......................................................        A-3
Statement of Responsibility...........................................................        A-15
Independent Auditors' Report..........................................................        A-16
Statements of Consolidated Income for each of the three years in the
       period ended December 31, 2002.................................................        A-17
Statements of Consolidated Comprehensive Income for each of the
       three years in the period ended December 31, 2002..............................        A-17
Statements of Consolidated Cash Flows for each of the three years in
       the period ended December 31, 2002.............................................        A-18
Consolidated Balance Sheets, December 31, 2002 and 2001...............................        A-19
Statements of Consolidated Shareholder's Equity for each of the three years in
       the period ended December 31, 2002.............................................        A-20
Notes to Financial Statements.........................................................        A-21

         The consolidated financial statements schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K:

        None

(c) Exhibits:

        Included in Appendix B to this report.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, Oncor Electric Delivery Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       ONCOR ELECTRIC DELIVERY COMPANY

Date:   March 26, 2003                           By:     /s/    ERLE NYE
                                                       ----------------------------------
                                                        (Erle Nye, Chairman of the Board and
                                                                  Chief Executive)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor
Electric Delivery Company and in the capacities and on the date indicated.


                        Signature                                    Title                              Date
                        ---------                                    -----                              ----
/s/                  ERLE NYE                                 Principal Executive                  March 26, 2003
-----------------------------------------------------------   Officer and Director
  (Erle Nye, Chairman of the Board and Chief Executive)


/s/                SCOTT LONGHURST                            Principal Financial                  March 26, 2003
-----------------------------------------------------------   Officer
      (Scott Longhurst, Senior Vice President)



/s/                BIGGS C. PORTER                            Principal Accounting                 March 26, 2003
-----------------------------------------------------------   Officer
          (Biggs C. Porter, Vice President)




/s/                  T. L. BAKER                              Director                             March 26, 2003
-----------------------------------------------------------
                    (T. L. Baker)



/s/              MICHAEL J. McNALLY                           Director                             March 26, 2003
-----------------------------------------------------------
                (Michael J. McNally)



/s/               ERIC H. PETERSON                            Director                             March 26, 2003
-----------------------------------------------------------
                 (Eric H. Peterson)


/s/               R. A. WOOLDRIDGE                            Director                             March 26, 2003
-----------------------------------------------------------
                 (R. A. Wooldridge)


                         ONCOR ELECTRIC DELIVERY COMPANY
                              CERTIFICATION OF CEO


     I, Erle Nye, Chairman of the Board and Chief Executive of Oncor Electric Delivery Company, certify that:

1. I have reviewed this annual report on Form 10-K of Oncor Electric Delivery Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 26, 2003            /s/   Erle Nye
                           ------------------------------------------------
                           Signature: Erle Nye
                           Title: Chairman of the Board and Chief Executive

                         ONCOR ELECTRIC DELIVERY COMPANY
                              CERTIFICATION OF PFO


     I, Scott Longhurst, Principal Financial Officer of Oncor Electric Delivery Company, certify that:

1. I have reviewed this annual report on Form 10-K of Oncor Electric Delivery Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 26, 2003            /s/ Scott Longhurst
                               ---------------------------------
                               Signature: Scott Longhurst
                               Title: Principal Financial Officer

          Supplemental Information to be Furnished with Reports Filed
  Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
              Securities Pursuant to Section 12 of the Act



      No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of Oncor Electric Delivery Company during the period covered by this Annual Report on Form of 10-K for the fiscal year ended December 31, 2002.


                                                                                                  Appendix A


ONCOR ELECTRIC DELIVERY COMPANY

INDEX TO FINANCIAL INFORMATION
December 31, 2002


                                                                                                       Page

Selected Financial Data.....................................................................          A-2

Management's Discussion and Analysis of Financial Condition and Results of Operations.......          A-3

Statement of Responsibility.................................................................          A-15

Independent Auditors' Report................................................................          A-16

Financial Statements:

   Statements of Consolidated Income and Comprehensive Income...............................          A-17

   Statements of Consolidated Cash Flows....................................................          A-18

   Consolidated Balance Sheets..............................................................          A-19

   Statements of Consolidated Shareholder's Equity..........................................          A-20

   Notes to Financial Statements............................................................          A-21


                         ONCOR ELECTRIC DELIVERY COMPANY
                             SELECTED FINANCIAL DATA


                                                                           Year Ended December 31,
                                                                       ----------------------------
                                                                         2002       2001       2000
                                                                         ----       ----       ----
                                                                   (Millions of Dollars, except ratios)

     Total assets -- end of year...............................         $9,022      $8,495      $8,149

     Property, plant and equipment - net-- end of year.........         $6,056      $5,802      $5,445
         Capital expenditures..................................            513         635         517
     ---------------------------------------------------------------------------------------------------
     Capitalization-- end of year
         Long-term debt, less amounts due currently............         $4,080      $3,282      $2,752
         Shareholder's equity..................................          2,649       2,701       2,532
                                                                       -------     -------     -------
                      Total....................................        $ 6,729     $ 5,983      $5,284
                                                                       =======     =======     =======
     Capitalization ratios-- end of year
         Long-term debt, less amounts due currently............           60.6%       54.9%       52.1%
         Shareholder's equity..................................           39.4        45.1        47.9
                                                                       -------     -------     -------
                      Total....................................          100.0%      100.0%      100.0%
                                                                       =======     =======     =======
     ---------------------------------------------------------------------------------------------------
     Embedded interest cost on long-term debt--end of year(a)..            7.2%        8.6%        8.4%

     ---------------------------------------------------------------------------------------------------
     Operating revenues........................................        $ 1,994     $ 2,314     $ 2,081
     Net income (b)............................................        $   122     $   228     $   226
     ---------------------------------------------------------------------------------------------------
     Ratio of earnings to fixed charges........................           2.32        2.24        2.28

     ---------------------------------------------------------------------------------------------------

     (a) Represents the annual interest and amortization of any discounts, premiums, issuance costs and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus the unamortized balance of any discounts, premiums, issuance costs and gains/losses on reacquisitions at the end of the year and excludes advances from affiliates.
     (b) Net of extraordinary loss.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

BUSINESS

     Oncor Electric Delivery Company (Oncor) is a regulated electricity transmission and distribution (T&D) company principally engaged in providing delivery services to retail electric providers (REPs) that sell power in the north-central, eastern and western parts of Texas. Oncor was created as a result of the deregulation of the electric utility industry in Texas, which became effective January 1, 2002. On that date, the electricity T&D businesses of TXU US Holdings Company (US Holdings), formerly TXU Electric Company, and TXU SESCO Company were transferred to Oncor. The power generation and certain retail operations of US Holdings, as well as certain other energy-related businesses of TXU Corp. were transferred to TXU Energy Company LLC (TXU Energy). Both Oncor and TXU Energy are wholly-owned subsidiaries of US Holdings, which is a wholly-owned subsidiary of TXU Corp. For the year ended December 31, 2002, approximately 80% of Oncor's revenues represented fees for delivery services provided to TXU Energy under the restructured operating environment described below.

      Oncor operates within the Electric Reliability Council of Texas (ERCOT) system. ERCOT is an intrastate network of investor-owned entities, cooperatives, public entities, non-utility generators and power marketers. ERCOT is the regional reliability coordinating organization for member electric power systems in Texas and the Independent System Operator of the interconnected transmission system of those systems, and is responsible for ensuring equal access to transmission service by all wholesale market participants in the ERCOT region.

CRITICAL ACCOUNTING POLICIES

       Oncor's accounting policies are detailed in Note 2 to Financial Statements. Oncor follows accounting principles generally accepted in the United States of America (US GAAP). In applying these accounting policies in the preparation of Oncor's consolidated financial statements, management is required to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and revenue and expense during the periods covered. The following is a summary of certain critical accounting policies of Oncor that are impacted by judgments and uncertainties and for which different amounts might be reported under a different set of conditions or using different assumptions.

      Revenue Recognition -- Oncor records revenue for delivery services under the accrual method. Electricity T&D revenues are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the delivery fee value of electricity provided from the meter reading date to the end of the period. The accrued revenue is based on actual daily revenues for the most recent metered period applied to the number of unmetered days through the end of the period.

      Regulatory Assets and Liabilities -- The financial statements of Oncor reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS No. 71, "Accounting for the Effect of Certain Types of Regulation." The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See Note 3 to Financial Statements.)

      In 2002, Oncor recorded an extraordinary loss of $123 million (net of income tax benefit of $66 million) to write-down regulatory assets subject to securitization through the future issuance of $1.3 billion principal amount of transition (securitization) bonds in accordance with US Holdings' regulatory settlement plan (Settlement Plan) with the Public Utility Commission of Texas (Commission) as described in Note 3 to Financial Statements. The regulatory asset carrying value is intended to represent the estimated amount of future cash flows to be recovered from REPs through increased rates; the determination of such amount is based on estimates. Oncor's future payments of the bonds' principal and interest will be equal to the amount of increased electricity delivery rates. The writedown, which was taken as a result of the final approval of the Settlement Plan, reflects the impact of lower interest rates. As actual interest rates on the bonds may differ from current estimates, the regulatory asset carrying value, which was $1.7 billion at December 31, 2002, is subject to further adjustment.

      Defined Benefit Pension Plans and Other Postretirement Benefit Plans-- Oncor is a participating employer in the TXU Retirement Plan (Retirement Plan), a defined benefit pension plan sponsored by TXU Corp. Oncor also participates with TXU Corp. and certain other affiliated subsidiaries of TXU Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from TXU Corp. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits (see Note 9 to Financial Statements) are dependent upon numerous factors, assumptions and estimates.

      For example, these costs are impacted by actual employee demographics (including age, compensation levels, and employment periods), the level of contributions made to the plan, and earnings on plan assets. The Retirement Plan's assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plan may also impact current and future pension costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

      In accordance with SFAS 87, "Employers' Accounting for Pensions," changes in pension obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants.

      As of December 31, 2002, key assumptions of the Retirement Plan and other postretirement benefit plans were revised, including decreasing the expected return on plan assets from 9% to 8.5% and decreasing the assumed discount rate from 7.5% to 6.75%. In selecting assumed discount rates, TXU Corp. considered fixed income security yield rates for AA rated portfolios as reported by Moody's. In selecting an assumed rate of return on plan assets, TXU Corp. considered past performance and economic forecasts for the types of investments held by the plan. The market value of the Retirement Plan assets has been affected by sharp declines in equity markets since the first quarter of 2000. Plan asset values have declined $151 million and $49 million in 2002 and 2001, respectively. The projected benefit obligation has increased by $165 million as a result of the change in the discount rate. Further, based on the current assumptions and available information, in 2003 pension expense is expected to increase, as a result of the changed assumptions above and other actions, a total of approximately $12 million over 2002 amounts. Pension cost and cash funding requirements could increase in future years.

      The amounts provided above for funding requirements and pension expense mentioned above, represent allocations of the TXU Corp. Retirement Plan to Oncor.

RESULTS OF OPERATIONS

                                                                       2002         2001         2000
                                                                       ----         ----         ----

Operating statistics:
Electric energy delivered volumes (GWh)............................. 104,785       99,139      100,545

Electricity points of delivery......................................   2,909        2,844        2,796

Operating revenues (million of dollars):
     Affiliated..................................................... $ 1,586      $ 2,314      $ 2,081
     Non-affiliated.................................................     408          -            -
                                                                     -------      -------      -------
            Total .................................................. $ 1,994      $ 2,314      $ 2,081
                                                                     =======      =======      =======

      The 2001 and 2000 financial information for Oncor includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to unbundle the financial statements of US Holdings between its generation and T&D operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the T&D operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy and expenses related to operations and maintenance and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate revenues, common expenses, assets and liabilities between US Holdings' generation and T&D operations. Interest and other financing costs were determined based upon debt allocated. Allocations reflected in the financial information for 2001 and 2000 did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2002. Had the unbundled T&D operations of US Holdings actually existed as a separate entity, its results of operations could have differed materially from those included in the historical financial statements included herein.

2002 compared to 2001

      Operating revenues decreased $320 million, or 14%, to $2.0 billion in 2002. Revenues in 2001 included amounts associated with generation and retail expenses that were the responsibility of Oncor, but in 2002 such revenues and expenses are the responsibility of TXU Energy. Excluding the impact of such revenues in 2001, electric delivery revenues rose 3% on a 6% increase in electricity volumes delivered. Because the fees to REPs for their large commercial and industrial (C&I) customers are fixed for specified ranges of volumes, changes in distribution volumes do not necessarily result in comparable changes in reported revenues.

      Operation and maintenance expenses decreased by $158 million, or 17%, to $762 million. The decline reflected the effects of approximately $150 million in customer support costs and bad debt expense in 2001 that are the responsibility of TXU Energy in 2002, a recoverable regulatory asset writeoff of $73 million in 2001 and computer systems costs incurred in 2001 for changes related to the restructuring of the Texas electricity market. These effects were partially offset by the costs in 2002 of a consumer energy efficiency program, mandated by the Commission, and higher transmission costs paid to other utilities.

      Depreciation and amortization increased $25 million, or 10%, to $264 million. The increase reflected $12 million related to T&D property additions, $9 million related to computer system additions and $4 million of debt issue cost amortization.

      Taxes other than income declined $152 million, or 28%, to $391 million in 2002 due to state gross receipts taxes that are reported in TXU Energy in 2002. Effective in 2002, local gross receipts taxes related to electricity revenue are an expense of Oncor while state gross receipts taxes are an expense of TXU Energy.

      Interest income of $49 million in 2002 reflected the reimbursement, effective in 2002, from TXU Energy for carrying costs on regulatory assets.

      Interest expense and other charges declined by $2 million, or 1%, to $265 million. The decline reflected $25 million due to lower average debt levels, largely offset by $21 million of interest expense related to the regulatory liability for the excess mitigation credit to REPs and a $2 million decrease in capitalized interest.

      Goodwill amortization of $1 million in 2001 ceased, reflecting the discontinuance of goodwill amortization pursuant to the adoption of SFAS No. 142.

      Income tax expense was $118 million in 2002 (including $100 million related to operating income and $18 million related to nonoperating income), resulting in an effective tax rate of 32.5% in 2002 compared to 34.3% in 2001. The decline reflected nonrecurring regulatory-driven adjustments recorded in 2001 relating to prior years.

      Income before extraordinary loss increased $17 million, or 7%, to $245 million reflecting the declines in operation and maintenance expenses and taxes other than income, as well as higher interest income, partially offset by the lower revenues. Net pension and postretirement benefit costs reduced net income by $17 million in 2002 and $8 million in 2001.

      Extraordinary loss in 2002 included a $123 million (net of income tax benefit of $66 million) regulatory-related charge to writedown regulatory assets related to securitization bonds to be issued in the future in accordance with the Settlement Plan. The regulatory asset writedown reflects the difference between the carrying value of the asset and the cash flows associated with the securitization bonds expected to be recovered through higher electricity delivery rates. This difference reflects the decline in interest rates.

2001 compared to 2000

     Operating revenues increased $233 million, or 11%, to $2.3 billion in 2001. This increase is primarily due to the impact on reported revenues of regulation, reflecting higher recoverable costs. Electricity volumes delivered declined 1% due to milder, more normal weather, the effects of which were partially offset by 2% growth in number of customers.

      Operation and maintenance expenses increased $109 million, or 13%, to $920 million. The increase reflected higher bad debt expense, driven by higher fuel charges to customers in late 2000 and early 2001, increases in transmission costs paid to other utilities and computer systems costs incurred in 2001 to prepare for the restructuring of the Texas electricity market. Operation and maintenance expenses in 2001 and 2000 included recoverable regulatory asset write-offs of $73 million and $52 million, respectively.

      Taxes other than income taxes increased $107 million, or 25%, to $543 million in 2001. The increase reflected higher state and local gross receipts taxes as a result of the rise in revenues, driven by higher fuel costs, in late 2000 and early 2001.

      Interest expense increased $7 million, or 3% to $267 million in 2001 due to higher average debt balances, including advances from affiliates.

      Income tax expense was $119 million in 2001 (including $118 million related to operating income and $1 million related to nonoperating income), resulting in an effective tax rate of 34.3% in 2001 compared to 34.7% in 2000.

      Net income increased $2 million, or 1%, to $228 million in 2001, reflecting the higher revenues largely offset by the higher operation and maintenance expenses and taxes other than income.

COMPREHENSIVE INCOME

      Oncor has historically used, and will continue to use, derivative financial instruments that are highly effective in offsetting future cash flow volatility related to interest rates. The amounts included in other comprehensive income are expected to offset the impact of future rate changes on related payments. Amounts in other comprehensive income include (i) the value of cash flow hedges, based on current market conditions and (ii) the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amortization, providing the transaction that was hedged is still forecasted. The effects of the hedges will be recorded in the statement of income as the hedged transactions are actually settled.

      During 2002, changes in the fair value of derivatives effective as cash flow hedges reflected losses of $39 million ($25 million after-tax). These losses were due to decreases in the fair value of interest rate hedges because of lower interest rates.

      During 2002, $1 million in after-tax losses in other comprehensive income were recognized in earnings.

      See also discussion in Note 12 to Financial Statements under "Derivative Financial Instruments and Hedging Activities."

FINANCIAL CONDITION

Liquidity and Capital Resources

      Cash Flows -- Cash flows provided by operating activities for the year ended December 31, 2002, were $233 million compared to $675 million and $441 million for the years ended December 31, 2001 and 2000, respectively. The decrease in cash flows provided by operating activities in 2002 of $442 million, or 65%, reflected higher accounts receivable from REPs of $245 million, largely from TXU Energy, due to the start-up of billing REPs for T&D charges effective January 1, 2002. The decrease also reflected a $180 million effect of the excess mitigation credit (see Note 3 to Financial Statements) passed to REPs, which is offset in financing activities as the related note receivable from TXU Energy is collected. (See discussion in Note 12 to Financial Statements under "Affiliate Transactions.")

      The increase in cash flows in 2001 of $234 million was driven by increases in accounts payable and lower cash payments for income taxes. The increase in accounts payable related to billings for consulting services incurred primarily to address compliance issues associated with the restructuring of the Texas electric industry. Cash payments allocated from US Holdings to Oncor for income taxes decreased to $33 million in 2001 from $125 million in 2000. This decrease was attributable to several factors, including a tax refund received during 2001, as well as the impact of higher deductions for expenses such as bad debts and software development.

        Cash flows related to financing activities were a source of $364 million in 2002, a use of $66 million in 2001 and a source of $81 million in 2000. Debt-related transactions were as follows:

                                                      2002       2001
                                                      ----       ----
                                                        (in millions)
Issuances:
      Senior secured notes..........................  $2,050    $   -
      Unsecured debentures..........................   1,000        -
      First mortgage bonds..........................       -       400
      Advances from affiliates - net................       -       964
                                                      ------    ------
                                                      $3,050    $1,364
                                                      ======    ======
Repurchases/retirements:
      First mortgage bonds..........................  $1,011    $  848
      Other debt....................................      73        72
      Advances from affiliates-net..................   1,345         -
                                                      ------    ------
                                                      $2,429    $  920
                                                      ======    ======

      Financing activities also included repurchases of common stock of $150 million in 2002 and $455 million in 2001.

      Cash flows used in investing activities totaled $555 million, $596 million and $505 million for 2002, 2001 and 2000, respectively. Capital expenditures declined to $513 million in 2002 from $635 million in 2001. Capital expenditures are expected to total $542 million in 2003, substantially all of which is for maintenance and organic growth of existing operations. Other investing activities in 2002 included $39 million for termination of out-of-the-money cash flow hedges, primarily reflecting a decline in interest rates.

      Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $21 million. This difference primarily represents amortization of regulatory assets, which is reported as operation and maintenance expenses in the statement of income.

       In April 2002, US Holdings, TXU Energy and Oncor entered into a joint $1.0 billion 364-day revolving credit facility with a group of banks that terminates in April 2003; borrowings outstanding at that time can be extended for one year. This facility is used for working capital and general corporate purposes. Up to $1.0 billion of letters of credit may be issued under the facility. As of December 31, 2002, the remaining amount available under the facility of $879 million, after $121 million used to support outstanding letters of credit, was fully drawn by TXU Energy and US Holdings.

      In October 2002, Oncor entered into a commitment for a secured credit facility of up to $1 billion. The facility was intended to fund interim refinancings of approximately $700 million of maturing secured debt should market conditions not support a timely, cost effective refinancing. The balance was to be available for general corporate purposes at Oncor. In December 2002, Oncor issued $850 million of senior secured notes, reducing the commitment to $150 million. Oncor subsequently converted the commitment to a $150 million 364-day senior secured credit facility, expiring in December 2003, all of which was available at December 31, 2002.

      Oncor is provided short-term financing by TXU Corp. and its affiliated companies. Oncor had short-term advances from affiliates of $60 million and $108 million outstanding as of December 31, 2002 and December 31, 2001, respectively. The weighted average interest rate on short-term borrowings at December 31, 2002 and 2001, were 2.45% and 3.08%, respectively.

      Over the next twelve months, Oncor will need to fund ongoing working capital requirements and maturities of debt. Oncor has funded or intends to fund these requirements through cash on hand, cash flows from operations and the issuance of long-term debt or other securities. Other potential sources of funding include credit facilities, bank borrowings and borrowings from affiliated companies.

      See Note 6 to Financial Statements for further detail of debt issuance and retirements.

      Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of December 31, 2002, Oncor, TXU Energy (through certain subsidiaries), and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of December 31, 2002, Oncor had sold $50 million face amount of receivables to TXU Receivables Company under the program in exchange for cash of $16 million and $33 million in subordinated notes, with $1 million of losses on sales for the year ended December 31, 2002, that principally represent the interest costs on the underlying financing. These losses approximated 5% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Funding to Oncor under the program decreased from $67 million at September 30, 2002, to $50 million at December 31, 2002, primarily due to seasonality.

      Upon termination, cash flows to the originators would be delayed as collections of sold receivables were used by TXU Receivables Company to repurchase the undivided interests of the financial institutions instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services, a subsidiary of TXU Corp., services the purchased receivables and is paid a market based servicing fee by TXU Receivables Company. The subordinated notes receivable from TXU Receivables Company represent TXU Corp.'s subsidiaries' retained interests in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the balance sheet.

      In October 2002, the program was amended to extend the program to July 2003, to provide for reserve requirement adjustments as the quality of the portfolio changes and to provide for adjustments to reduce receivables in the program by the related amounts of customer deposits held by originators. In February 2003, the program was further amended to allow receivables 31-90 days past due into the program.

      Contingencies Related to Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

         1) the credit rating for the long-term senior debt securities of both any originator and its parent guarantor, if any, declines below BBB- by S&P's or Baa3 by Moody's; or
         2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceeds stated thresholds.

         The delinquency and dilution ratios exceeded the relevant thresholds at various times during 2002 and in January 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customer switching and billing data. The resolution of these issues as well as the implementation of new Provider of Last Resort rules by the Commission are expected to bring the ratios in consistent compliance with the program.

     Under the receivables sale program, all originators are required to maintain a 'BBB-' (S&P) and a 'Baa3' (Moody's) rating or better (or supply a parent guarantee with a similar rating). A downgrade below the required ratings for an originator would prevent that originator from selling its accounts receivables under the program. If all originators are downgraded so that there are no eligible originators, the facility would terminate.

      The accounts receivable program also contains a cross default provision - see discussion below.

Credit Ratings of TXU Corp., US Holdings, TXU Energy and Oncor

      The current credit ratings for TXU Corp., US Holdings, TXU Energy and Oncor are presented below:

                                TXU Corp.          US Holdings         TXU Energy          Oncor
                                --------           -----------         ----------          ----
                                 (Senior             (Senior            (Senior
                                Unsecured)         Unsecured)          Unsecured)        (Secured)
Standard and Poor's (S&P)          BBB-                BBB-               BBB                BBB
Moody's................            Ba1                 Baa3               Baa2               Baa1
Fitch .................            BBB-                BBB-               BBB                BBB+


      Moody's currently maintains a negative outlook for TXU Corp. and a stable outlook for US Holdings, TXU Energy and Oncor. Fitch currently maintains a stable outlook for each such entity. Standard and Poor's currently maintains a negative outlook for each such entity.

      These ratings are investment grade, except for Moody's rating of TXU Corp.'s senior unsecured debt, which is one notch below investment grade.

      A rating reflects only the view of a rating agency and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of TXU Corp., US Holdings, Oncor and TXU Energy contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. As of December 31, 2002, TXU Corp., US Holdings, Oncor and TXU Energy were in compliance with all such applicable covenants.

      Certain financing and other arrangements of TXU Corp., US Holdings, Oncor and TXU Energy contain provisions that are specifically affected by changes in credit ratings and also include cross default provisions. The material provisions are described below:

Credit Rating Provisions
------------------------
      Under the accounts receivable program, all originators are required to maintain a `BBB-' (S&P) and a `Baa3' (Moody's) rating (or supply a parent guarantee with a similar rating). A downgrade below the required ratings for an originator would prevent that originator from selling its accounts receivable under the program. If all originators are downgraded so that there are no eligible originators, the facility would terminate. Upon termination, cash flows to the originators would be delayed as collections of sold receivables were used to repurchase the undivided interests of the financial institutions instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days.

      Other agreements of TXU Corp., US Holdings, Oncor and TXU Energy, including the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of such entities.

Cross Default Provisions
------------------------
      Certain financing arrangements of TXU Corp., US Holdings, TXU Energy and Oncor contain provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions. Most agreements have a cure period of up to 30 days from the occurrence of the specified event during which the company is allowed to rectify or correct the situation before it becomes an event of default.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the $1.0 billion joint US Holdings/TXU Energy/Oncor 364-Day revolving credit facility. Under this revolving credit facility, (i) a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy and US Holdings, but not as to Oncor, (ii) a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor and US Holdings, but not as to TXU Energy, and (iii) a default by US Holdings would cause the maturity of outstanding balances under such facility to be accelerated as to US Holdings, but not as to Oncor or TXU Energy. Under the Oncor $150 million credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated.

      The accounts receivable program, described above, contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross default threshold of $50 thousand. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

      Other arrangements, including leases, have cross default provisions, the triggering of which would not result in a significant effect on Oncor's liquidity.

      Regulatory Asset Securitization -- The regulatory Settlement Plan approved by the Commission provides Oncor with a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to monetize and recover generation-related regulatory assets. The Settlement Plan provides that there will be an initial issuance of securitization bonds in the amount of up to $500 million followed by a second issuance for the remainder after 2003. (See Note 3 to Financial Statements.)

      Retail Clawback -- The 1999 Restructuring Legislation included a provision to incent affiliated REPs of utilities to actively compete for customers outside their historical service territories. If TXU Energy retains more than 60% of its residential and small business customers in its historical service territory after the first two years of competition, TXU Energy would pay a retail clawback amount to Oncor over a two-year period, which Oncor will apply as a credit to (reduction of) its delivery rates to REPs, including TXU Energy. The amount of the retail clawback will be equal to the number of residential and small business customers retained by TXU Energy in US Holdings' and TXU SESCO Company's historical service territory as of January 1, 2004 less the number of new customers added outside that service territory as of that date, multiplied by $90. The calculation will be done separately for each of the residential and small business classes. The retail clawback will have no effect on Oncor's earnings or cash flows.

      Capitalization -- As part of its restructuring, US Holdings determined that the initial capitalization of Oncor at January 1, 2002, would consist of approximately 40% shareholder's equity and 60% debt (total short-term and long-term debt and advances from affiliates) to match the capital structure upon which the T&D rates approved by the Commission are based. At December 31, 2002, the capitalization ratio was consistent with this determination.

      On July 31, 2002, Oncor's Articles of Incorporation were amended to split the shares of common stock on a 69,000-for-1 basis. Shares outstanding for all periods have been restated to reflect this stock split.

      In April 2002, Oncor repurchased 69,000 shares of its common stock (adjusted for stock split) from US Holdings for $50 million. In July 2002, Oncor repurchased another 69,000 shares (adjusted for stock split) of its common stock from US Holdings for $50 million. US Holdings used the proceeds from the share repurchases to repay advances from TXU Corp. On October 1, 2002, Oncor repurchased 1,250,000 shares of its common stock from US Holdings for $50 million.

      In January 2003, Oncor repurchased 1,250,000 shares of its common stock from US Holdings for $50 million.

      Long-term Contractual Obligations and Commitments -- The following table summarizes the contractual cash obligations of Oncor for each of the periods presented (see Notes 6 and 11 to Financial Statements for additional disclosures regarding terms of these obligations.)

                                                                 Payments Due
                                         ----------------------------------------------------------------
                                          2003       2004        2005       2006       2007     Thereafter
                                          ----       ----        ----       ----       ----     ----------
Long-term debt ...................         $319       $221        $92       $  -       $200       $3,600
Operating leases .................            4          5          6          5          4           22
                                           ----       ----        ---         --       ----       ------
Total contractual cash obligations         $323       $226        $98         $5       $204       $3,622
                                           ====       ====        ===         ==       ====       ======

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      The following risk factors are being presented in consideration of industry practice with respect to disclosure of such information in filings under the Securities Exchange Act of 1934, as amended.

      Some important factors, in addition to others specifically addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations, that could have a significant impact on Oncor's operations, financial results and financial condition, and could cause Oncor's actual results or outcomes to differ materially from those discussed in the forward-looking statements set forth below, include:

      As a result of the energy crisis in California during the summer of 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by Enron, accounting irregularities of public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and non-regulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Accounting irregularities at certain companies in the industry have caused regulators and legislators to review current accounting practices and financial disclosures. The capital markets and rating agencies also have increased their level of scrutiny. Oncor believes that it is complying with all applicable laws, but it is difficult or impossible to predict or control what effect these events may have on Oncor's financial condition or access to the capital markets. Additionally, it is unclear what laws and regulations may develop, and Oncor cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or its operations specifically.

      Oncor is subject to changes in laws or regulations, including the Federal Power Act, as amended, and the Public Utility Holding Company Act of 1935, as amended, changing governmental policies and regulatory actions, including those of the Commission and the Federal Energy Regulatory Commission (FERC), with respect to matters including, but not limited to, operation and construction of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities and return on invested capital. Given the newness of the competitive market in Texas, existing laws and regulations governing the market structure could be reconsidered, revised or reinterpreted or new laws or regulations could be adopted.

      Oncor has recorded a receivable due from TXU Energy for incremental income taxes Oncor will pay as it collects from customers amounts equivalent to the $1.3 billion principal amount of the securitization bonds. TXU Energy continues to reimburse Oncor for the excess mitigation credit passed to REP customers by Oncor and for carrying costs on regulatory assets. Oncor is subject to risks of any nonperformance of TXU Energy regarding these matters.

      Oncor is subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Oncor's rates are regulated by the Commission based on an analysis of Oncor's costs, as reviewed and approved in a regulatory proceeding. As part of the regulatory Settlement Plan, Oncor has agreed not to seek to increase its distribution rates prior to 2004. Thus, the rates Oncor is allowed to charge may or may not match Oncor's costs and allowed return on invested capital at any given time. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of Oncor's costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of Oncor's costs and the return on invested capital allowed by the Commission.

      Oncor's revenues from the distribution of electricity are collected from REPs that sell the electricity Oncor distributes to such REPs' customers. Oncor depends on these REPs to timely remit these revenues to Oncor. Oncor could experience delays or defaults in payment from these REPs, adversely affecting Oncor's cash flows and financial condition. Revenues from TXU Energy represent the substantial majority of Oncor's revenues.

      The continuous process of technological development may result in the introduction to retail customers of economically attractive alternatives to purchasing electricity through Oncor's distribution facilities. While not generally competitive now, manufacturers of self-generation facilities continue to develop smaller-scale, more fuel-efficient generating units that can be cost-effective options for certain customers.

      Oncor relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by operating cash flows. Oncor's access to the financial markets could be adversely impacted by various factors, such as a reduction in its credit ratings or the credit ratings of TXU Corp. or TXU Corp.'s other subsidiaries and changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms. The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact Oncor's ability to sustain and grow its businesses, which are capital intensive, and would likely increase its capital costs.

      The operation of electricity transmission and distribution facilities involves many risks, including breakdown or failure of equipment and transmission lines, lack of sufficient capital to maintain the facilities, the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses.

      Natural disasters, war, terrorist acts and other catastrophic events may impact Oncor's operations in adverse ways, including disruption of power production and energy delivery activities, declines in customer demand, cost increases and instability in the financial markets.

      Oncor is subject to extensive federal, state and local environmental statutes, rules and regulations. There are capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could increase in the future.

      Oncor's ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables. Should any such efforts be unsuccessful, Oncor could be subject to additional costs and/or the writeoff of its investment in the project or improvement.

      Oncor is subject to the effects of new or changes in, income tax rates or policies and increases in taxes related to property, plant and equipment and gross receipts and other taxes. Further, Oncor is subject to audit and reversal of its tax positions by the Internal Revenue Service and state taxing authorities.

      Oncor's ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside its control.

      Oncor is subject to employee workforce factors, including loss or retirement of key executives, availability of qualified personnel, collective bargaining agreements with union employees or work stoppage.

      TXU Corp. and US Holdings are not obligated to provide any loans, further equity contributions or other funding to Oncor or any of its subsidiaries. Oncor must compete with all of TXU Corp.'s other subsidiaries for capital and other resources. While, as a member of the TXU corporate group, Oncor operates within policies, including dividend policies, established by TXU Corp. that impact the liquidity of Oncor, rate regulation of Oncor provides economic disincentives to any significant reduction of Oncor's equity capitalization and prohibits cross-subsidization of other TXU Corp. group members by Oncor.

      The issues and associated risks and uncertainties described above are not the only ones Oncor may face. Additional issues may arise or become material as the energy industry evolves. The risks and uncertainties associated with these additional issues could impair Oncor's businesses in the future. Reference is made to the discussion above under Liquidity and Capital Resources.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Market risk is the risk that Oncor may experience a loss in value as a result of changes in market variables such as interest rates, which Oncor is exposed to in the ordinary course of business. Oncor enters into financial instruments, such as interest rate swaps to manage interest rate risk related to its indebtedness.

      Interest Rate Risk -- The table below provides information concerning Oncor's financial instruments as of December 31, 2002 and 2001, that are sensitive to changes in interest rates. The weighted average rate is based on the rate in effect at the reporting date. Capital leases and the effects of unamortized premiums and discounts are excluded from the table. See Note 6 to Financial Statements for a discussion of changes in debt obligations.

                                                             Expected Maturity Date
                                          --------------------------------------------------
                                                            (Millions of Dollars)                     2002               2001
                                                                                  There-   2002       Fair     2001      Fair
                                         2003    2004      2005    2006   2007    After    Total     Value    Total     Value
                                         ----    ----      ----    ----   ----    ------   -----     -----    -----     -----

Long-term Debt
   (including current maturities)
   Fixed Rate ...................        $319     $221      $92     -     $200    $3,600    $4,432   $4,487   $2,066    $2,082
       Average interest rate.....       6.94%    7.16%    6.75%     -    5.00%      7.01%    6.92%       -     7.78%       -
   Variable Rate ................           -         -        -    -       -        -         -         -    $1,600    $1,600
       Average interest rate.....           -         -        -    -       -        -         -         -      2.93%      -

      Credit Risk -- Credit risk relates to the risk of loss that Oncor may incur as a result of non-performance by its counterparties. Oncor's customers consist primarily of REPs. As a requisite for obtaining and maintaining certification, a REP must meet certain financial resource standards established by the Commission. REP certificates granted by the Commission are subject to suspension and revocation for significant violation of the Public Utility Regulatory Act and Commission rules. Significant violations include failure to timely remit payments for invoiced charges to a T&D utility pursuant to the terms of tariffs adopted by the Commission. Additionally, the Commission's ratemaking policies and practices permit recovery of annual bad debt charge-offs through approved tariffs. Since most of the T&D services provided and invoiced by Oncor are to its affiliated REP, TXU Energy, a material loss to Oncor arising from nonperformance by this REP is considered unlikely.

         Oncor's exposure to credit risk primarily represents trade accounts receivable from unaffiliated customers, which was $62 million as of December 31, 2002. One nonaffiliated customer represented 12.6% of this amount.

REGULATION AND RATES

      Restructuring Legislation -- See Note 3 to Financial Statements for a description of the significant provisions of the legislation passed by the Texas Legislature regarding the restructuring of the Texas electricity market to provide for a transition to competition. The opening of the Texas market to competition was effective January 1, 2002.

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by Oncor contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although Oncor believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under "Risk Factors That May Affect Future Results" and the following important factors, among others, that could cause the actual results of Oncor to differ materially from those projected in any such forward-looking statement:

o prevailing governmental policies and regulatory actions, including those of the FERC and the Commission, with respect to:
  o  allowed rate of return;
  o  industry, market and rate structure;
  o  recovery of investments;
  o  acquisitions and disposal of assets and facilities;
  o  operation and construction of facilities;
  o  changes in tax laws and policies; and
  o  changes in and compliance with environmental and safety laws and policies;
o continued implementation of the 1999 Restructuring Legislation;
o legal and administrative proceedings and settlements;
o general industry trends;
o weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;
o unanticipated population growth or decline, and changes in market demand and demographic patterns;
o changes in business strategy, development plans or vendor relationships;
o unanticipated changes in interest rates, commodity prices or rates of inflation;
o unanticipated changes in operating expenses, liquidity needs and capital expenditures;
o commercial bank market and capital market conditions;
o inability of various counterparties to meet their obligations with respect to Oncor's financial instruments;
o changes in technology used by and services offered by Oncor;
o significant changes in Oncor's relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;
o significant changes in critical accounting policies material to Oncor; and
o actions of rating agencies.

      Any forward-looking statement speaks only as of the date on which such statement is made, and Oncor undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for Oncor to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause the actual results of Oncor to differ materially from those projected in any forward-looking statement.

                         ONCOR ELECTRIC DELIVERY COMPANY
                           STATEMENT OF RESPONSIBILITY

      The management of Oncor Electric Delivery Company is responsible for the preparation, integrity and objectivity of the consolidated financial statements of Oncor Electric Delivery Company and other information included in this report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. As appropriate, the statements include amounts based on informed estimates and judgments of management.

      The management of Oncor Electric Delivery Company is responsible for establishing and maintaining a system of internal control, which includes the internal controls and procedures for financial reporting, that is designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of internal control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of internal control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning Oncor Electric Delivery Company's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2002, Oncor Electric Delivery Company's system of internal control was adequate to accomplish the objectives discussed herein.

      The independent auditing firm of Deloitte & Touche LLP is engaged to audit, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of Oncor Electric Delivery Company and its subsidiaries and to issue their report thereon.


           /s/ ERLE NYE                     /s/ T. L. BAKER
 -------------------------------  ----------------------------------------
 Erle Nye, Chairman of the Board    T. L. Baker, Vice Chairman and Oncor
       and Chief Executive                 Group President


         /s/ MIKE GREENE                    /s/ SCOTT LONGHURST
-------------------------------- ------------------------------------------
  Mike Greene, President Oncor    Scott Longhurst, Senior Vice President and
    Electric Delivery Company            Principal Financial Officer


         /s/ BIGGS C. PORTER

------------------------------------
 Biggs C. Porter, Vice President and
    Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT

Oncor Electric Delivery Company:


We have audited the accompanying consolidated balance sheets of Oncor Electric Delivery Company and subsidiaries (Oncor) as of December 31, 2002 and 2001, and the related statements of consolidated income, comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of Oncor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates and assumptions made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oncor at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP

Dallas, Texas
February 14, 2003

                         ONCOR ELECTRIC DELIVERY COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME

                                                                                  Year Ended December 31,
                                                                         --------------------------------------
                                                                           2002            2001          2000
                                                                           ----            ----          ----
                                                                                   Millions of Dollars
Operating revenues:
   Affiliated..................................................          $1,586           $2,314        $2,081
   Nonaffiliated ..............................................             408              -              -
                                                                         ------           ------        ------
       Total operating revenues................................           1,994            2,314         2,081
                                                                         ------           ------        ------

Operating  expenses:
   Operation and maintenance...................................             762              920           811
   Depreciation and amortization...............................             264              239           232
   Income taxes................................................             100              118           118
   Taxes other than income.....................................             391              543           436
                                                                         ------           ------         -----
       Total operating expenses................................           1,517            1,820         1,597
                                                                         ------           ------         -----

Operating income ..............................................             477              494           484

Other income and deductions:
     Other income..............................................               9                9             8
     Other deductions..........................................               7                7             5
     Nonoperating income  taxes................................              18                1             2

Interest income-- affiliates...................................              49                -             1

Interest expense and other charges.............................             265              267           260
                                                                         ------           ------         -----

Income before extraordinary loss...............................             245              228           226

Extraordinary loss, net of tax effect..........................            (123)              -              -
                                                                         -------          ------         -----

Net income.....................................................          $  122           $  228         $ 226
                                                                         ======           ======         =====


                 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                                               Year Ended December 31,
                                                                           -----------------------------------
                                                                           2002           2001            2000
                                                                           ----           ----            ----
                                                                                    Millions of Dollars

Net income....................................................            $ 122            $ 228          $ 226
                                                                          -----            -----          -----
Other comprehensive income (loss)--
   Net change related to derivatives (cash flow hedges):
          Net change in fair value, net of tax benefit of $14.              (25)               -             -
          Amounts realized in earnings during the year........                1                -             -
                                                                          -----            -----          -----
             Total............................................              (24)               -             -
                                                                          =====            =====          =====

Comprehensive income..........................................            $   98           $ 228          $ 226
                                                                          ======           =====          =====

See Notes to Financial Statements.

                         ONCOR ELECTRIC DELIVERY COMPANY
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                               Year Ended December 31,
                                                                                           ---------------------------------
                                                                                             2002        2001          2000
                                                                                             ----        ----          ----
                                                                                                  Millions of Dollars
Cash flows-- operating activities
     Net income......................................................................         $122     $   228      $   226
     Adjustments to reconcile net income to cash provided by operating activities:
         Extraordinary loss, net of tax effect.......................................          123           -            -
         Depreciation and amortization ..............................................          285         239          305
         Deferred income taxes and investment tax credits-- net .....................          154          34          (24)
         Gains from sale of assets ..................................................           (2)          -            -
         Reduction of revenues for earnings in excess of regulatory earnings cap.....            -           5            -
         Changes in operating assets and liabilities:
           Accounts receivable-- trade (including affiliates)........................         (216)        (23)         (27)
           Accounts payable-- trade (including affiliates)...........................          (23)         28          (59)
           Other assets..............................................................         (203)         60           (4)
           Other liabilities.........................................................           (7)        104           24
                                                                                            ------      ------       ------
             Cash provided by operating activities...................................          233         675          441
                                                                                            ------      ------       ------

Cash flows-- financing activities
  Issuances of long-term debt........................................................        3,050         400          575
  Retirements/repurchases of debt....................................................       (1,084)       (920)        (159)
  Repurchase of common stock.........................................................         (150)       (455)        (248)
  Net change in advances from affiliates.............................................       (1,345)        964          (83)
  Decrease in note receivable from TXU Energy related to a regulatory liability......          180           -            -
  Debt premium, discount, financing, reacquisition expenses and redemption deposits..         (287)        (55)          (4)
                                                                                            ------      ------       ------
       Cash provided by (used in) financing activities...............................          364         (66)          81
                                                                                            ------      ------       ------

Cash flows-- investing activities
  Capital expenditures...............................................................         (513)       (635)        (517)
  Proceeds from sale of assets.......................................................            4           -            -
  Other..............................................................................          (46)         39           12
                                                                                            ------      ------       ------
       Cash used in investing activities.............................................         (555)       (596)        (505)
                                                                                            ------      ------       ------

Net change in cash and cash equivalents..............................................           42          13           17

Cash and cash equivalents-- beginning balance........................................           35          22            5
                                                                                            ------      ------       ------

Cash and cash equivalents-- ending balance...........................................       $   77      $   35        $  22
                                                                                            ======      ======        =====

See Notes to Financial Statements.

                         ONCOR ELECTRIC DELIVERY COMPANY
                           CONSOLIDATED BALANCE SHEETS


                                                                                                 December 31,
                                                                                             ---------------------
                                                                                               2002           2001
                                                                                              ------         -----
                                                                                               Millions of Dollars
                                     ASSETS

   Current assets
     Cash and cash equivalents.........................................................     $  77           $   35
     Accounts receivable:
       Affiliates (principally TXU Energy).............................................       213                -
       Other...........................................................................        62              131
     Materials and supplies inventories - at average cost..............................        40               38
     Note receivable from TXU Energy...................................................       170              170
     Other current assets..............................................................        35               36
                                                                                            -----           ------
         Total current assets..........................................................       597              410

     Investments:
       Restricted cash.................................................................       210                -
       Other investments...............................................................        29               29
     Property, plant and equipment - net...............................................     6,056            5,802
     Due from TXU Energy...............................................................       437              617
     Regulatory assets - net...........................................................     1,630            1,605
     Other noncurrent assets...........................................................        63               32
                                                                                            -----           ------
         Total assets..................................................................    $9,022           $8,495
                                                                                            =====           ======

                      LIABILITIES AND SHAREHOLDER'S EQUITY

   Current liabilities
     Long-term debt due currently......................................................     $ 319           $  370
     Advances from affiliates..........................................................        60              108
     Accounts payable:
       Affiliates......................................................................         -               43
       Other...........................................................................        30               50
     Customer deposits.................................................................         1               81
     Accrued taxes.....................................................................       142              170
     Accrued interest..................................................................        70               54
     Other current liabilities.........................................................        91              130
                                                                                            -----           ------
         Total current liabilities.....................................................       713            1,006

   Accumulated deferred income taxes...................................................     1,296            1,204
   Investment tax credits.............................................................         74               79
   Other noncurrent liabilities and deferred credits...................................       210              223
   Long-term debt, less amounts due currently..........................................     4,080            3,282

   Contingencies (Note 11)

   Shareholder's equity (Note 7).......................................................     2,649            2,701
                                                                                            -----           ------

       Total liabilities and shareholder's equity......................................    $9,022           $8,495
                                                                                            =====           ======

   See Notes to Financial Statements.

                         ONCOR ELECTRIC DELIVERY COMPANY
                 STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY

                                                                                             December 31,
                                                                                   -------------------------------
                                                                                   2002         2001          2000
                                                                                   ----         ----          ----
                                                                                           Millions of Dollars

Balance at beginning of year..........................................            $2,701       $2,532        $2,554
   Net income.........................................................               122          228           226
   Repurchase of common stock of US Holdings allocated to Oncor.......                  -        (455)         (248)
   Common stock repurchased and retired (2002 -  1,388,000 shares)....              (150)
   Conversion of advances to capital..................................                 -          396             -
   Changes in accumulated other comprehensive loss, net of tax effects               (24)           -             -
                                                                                   ------       -----         -----
Balance at end of year................................................             $2,649       $2,701        $2,532
                                                                                   ======       ======        ======

See Notes to Financial Statements.

                         ONCOR ELECTRIC DELIVERY COMPANY
                          NOTES TO FINANCIAL STATEMENTS


1.    BUSINESS

      Oncor Electric Delivery Company (Oncor) was formed as a Texas corporation in the fourth quarter of 2001. Oncor was created as a result of the deregulation of the electric utility industry in Texas effective January 1, 2002. Oncor is a wholly-owned subsidiary of TXU US Holdings Company (US Holdings), formerly TXU Electric Company, which is a wholly-owned subsidiary of TXU Corp. Prior to January 1, 2002, US Holdings was a regulated, integrated electric utility company engaged in the generation, purchase, transmission, distribution and sale of electricity (power) in the north-central, eastern and western parts of Texas.

      Oncor is a regulated electricity transmission and distribution (T&D) company principally engaged in providing delivery services to retail electric providers (REPs) that sell power in the north-central, eastern and western parts of Texas. For the year ended December 31, 2002, approximately 80% of Oncor's revenues represented fees for delivery services provided to TXU Energy Company LLC (TXU Energy) under the restructured operating environment described below.

      Business Restructuring - Legislation was passed during the 1999 session of the Texas Legislature that restructured the electric utility industry in Texas and provided for a transition to increased competition in the generation and retail sale of electricity (1999 Restructuring Legislation). As a result, TXU Corp. restructured certain of its US businesses effective January 1, 2002. In order to satisfy its obligations to unbundle its business pursuant to the 1999 Restructuring Legislation and consistent with its business separation plan as approved by the Public Utility Commission of Texas (Commission), as of January 1, 2002, US Holdings transferred:

o its electric T&D assets to Oncor, which is a utility regulated by the Commission;
o its unregulated power generation assets to subsidiaries of TXU Energy, which is the new competitive business and also a wholly-owned subsidiary of US Holdings; and
o    its retail customers to a subsidiary REP of TXU Energy.

     In addition, the T&D assets of TXU SESCO Company, a subsidiary of TXU Corp., also were transferred to Oncor.

     The relationships of the entities affected by the restructuring and their rights and obligations with respect to their collective assets and liabilities are contractually described in a master separation agreement executed in December 2001.

      Oncor operates within the Electric Reliability Council of Texas (ERCOT) system. ERCOT is an intrastate network of investor-owned entities, cooperatives, public entities, non-utility generators and power marketers. ERCOT is the regional reliability coordinating organization for member electric power systems in Texas and the Independent System Operator of the interconnected transmission system of those systems, and is responsible for ensuring equal access to transmission service by all wholesale market participants in the ERCOT region.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - The T&D operations that were combined to form Oncor were part of fully integrated public utility businesses of subsidiaries of TXU Corp., under common ownership and control for the periods presented prior to January 1, 2002. The financial statements of Oncor as of December 31, 2001 and December 31, 2000, present the financial position, results of operations and cash flows of the combined T&D operations of US Holdings and TXU SESCO Company. The financial statements for periods subsequent to January 1, 2002, present Oncor's actual operating results. Effective January 1, 2002, in connection with the transfer of US Holdings' retail customers to a subsidiary REP of TXU Energy, certain assets and liabilities relating to the retail function, which had been previously integrated with Oncor's regulated operations, were transferred from Oncor to TXU Energy.

      The prior year financial information for Oncor includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to unbundle the financial statements of US Holdings between its power generation and T&D operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the T&D operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy and expenses related to operations and maintenance and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate revenues, common expenses, assets and liabilities between US Holdings' power generation and T&D operations. Interest and other financing costs were determined based upon debt allocated. Allocations reflected in the financial information for 2001 and 2000 did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2002. Had the unbundled T&D operations of US Holdings actually existed as a separate entity, its results of operations could have differed materially from those included in the historical financial statements presented herein.

      Use of Estimates -- The preparation of Oncor's consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates during the current year. In addition, see above for discussion of estimates used and methodologies employed to derive the combined financial statements for 2001 and 2000.

      System of Accounts -- The accounting records of Oncor have been maintained in accordance with the Federal Energy Regulatory Commission's (FERC) Uniform System of Accounts as adopted by the Commission.

      Regulatory Assets and Liabilities -- The financial statements of Oncor reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The regulatory assets and liabilities include those that arose from US Holdings' and TXU SESCO Company's T&D operations and those assigned from US Holdings that arose from generation operations.

      Goodwill and Intangible Assets -- Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed for each company acquired and was amortized over a range of 20 to 40 years.

      SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for Oncor on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units, and the discontinuance of goodwill amortization. The amortization of Oncor's goodwill from continuing operations ($1million annually) ceased effective January 1, 2002.

      In addition, SFAS No. 142 required completion of a transitional goodwill impairment test within six months from the date of adoption. It established a new method of testing goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Oncor completed the transitional impairment test in the second quarter of 2002, the results of which indicated no impairment of goodwill at that time. No impairment resulted from the additional evaluation performed in 2002 as of October 1, which has been selected as the annual impairment test date.

      SFAS No. 142 also requires additional disclosures regarding intangible assets (other than goodwill) that are amortized:

                                              As of December 31,  2002            As of December 31, 2001
                                           ------------------------------      ------------------------------
                                             Gross                               Gross
                                            Carrying  Accumulated               Carrying  Accumulated
                                             Amount   Amortization    Net        Amount   Amortization    Net
                                            --------  ------------   ----       --------  ------------    ---
Amortized intangible assets
    Capitalized software..............        $151        $53          $98        $131          $37         $94
    Land easements....................         168         51          117         161           54         107
                                              ----       ----         ----        ----          ---         ---
          Total.......................        $319       $104         $215        $292          $91        $201

     Amortized intangible asset balances are classified as property, plant and equipment in the balance sheet. Oncor has no intangible assets (other than goodwill) that are not amortized.

      Aggregate amortization expense for intangible assets, other than goodwill, for the years ended December 31, 2002, 2001 and 2000 was $19 million, $10 million and $15 million, respectively; estimated amounts for the next five years are as follows:

                                                              Amortization
         Year                                                   Expense
         ----                                                 ------------

        2003................................................      $20
        2004................................................       20
        2005................................................       20
        2006................................................       20
        2007................................................        9

      At December 31, 2002 and 2001, goodwill of $25 million was reported in investments on the balance sheet, which was net of accumulated amortization of $7 million.

      Property, Plant and Equipment -- T&D facilities are stated at original cost. The cost of T&D facility additions includes labor and materials, applicable overhead and payroll-related costs and an allowance for funds used during construction (AFUDC). AFUDC is a regulatory cost accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to utility facilities being constructed. Oncor used AFUDC rates of 6.6% in 2002 and 2001 and 9% in 2000.

      Oncor capitalizes computer software costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These costs are being amortized over periods ranging from five to seven years.

      Valuation of Long-Lived Assets -- Oncor evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets would be considered impaired when the projected undiscounted cash flows associated with the assets are less than carrying value. In that event, a loss would be recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily by available market valuations or, if applicable, discounted cash flows. (See Changes in Accounting Standards below.)

      Financial Instruments -- Oncor utilizes derivative financial instruments such as interest rate swaps in order to manage its exposure to changes in interest rates. Oncor generally designates these derivatives as cash flow hedges.

      SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires the recognition of derivatives in the balance sheet, the measurement of those instruments at fair value and the recognition in earnings of changes in the fair value of derivatives. SFAS No. 133 provides exceptions to this accounting if (a) the derivative is deemed to represent a transaction in the normal course of purchasing from a supplier and selling to a customer, or
(b) the derivative is deemed to be a cash flow or fair value hedge. In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income. Any hedge ineffectiveness is recorded in earnings. Amounts are reclassified from other comprehensive income to earnings as the underlying transactions occur and realized gains and losses are recognized in earnings. As of December 31, 2002, Oncor had no fair value hedges.

        Oncor documents designated debt-related hedging relationships, including the strategy and objectives for entering into such hedge transactions and the related specific firm commitments or forecasted transactions. Effectiveness is assessed based on changes in cash flows of the hedges as compared to changes in cash flows of the hedged items.

      Revenue Recognition -- Oncor records revenue for delivery services under the accrual method. Electricity T&D revenues are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the delivery fee value of electricity provided from the meter reading date to the end of the period. The accrued revenue is based on actual daily revenues for the most recent metered period applied to the number of unmetered days through the end of the period.

       Income Taxes -- Oncor is included in the consolidated federal income tax return of TXU Corp. and its subsidiary companies. Oncor uses the separate return method to compute its income tax provision. Because of the alternative minimum tax (AMT), differences may arise between the consolidated federal income tax liability of TXU Corp. and the aggregated separate tax liability of the group members. In instances where this occurs, the difference is allocated pro-rata to those companies that generated AMT on a separate company basis. Investment tax credits are amortized to income over the estimated service lives of the properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Certain provisions of SFAS No. 109, "Accounting for Income Taxes", provide that regulated enterprises are permitted to recognize the expense associated with deferred taxes as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

      Taxes Other Than Income -- Local gross receipts taxes reported in taxes other than income are generally not a "pass through" item such as sales and excise taxes. Local gross receipts taxes are assessed to Oncor by local governmental bodies, based on sales-related input, as a cost of doing business. Oncor records local gross receipts tax as an expense.

      Cash Equivalents -- For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

      Changes in Accounting Standards -- SFAS No. 143, "Accounting for Asset Retirement Obligations", became effective on January 1, 2003. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the net present value of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the related asset. The adoption of SFAS No. 143 is not expected to have a material effect on Oncor's earnings or financial condition.

      SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for long-lived assets to be disposed of by sale, resolves significant implementation issues related to SFAS No. 121 and establishes new rules for reporting of discontinued operations.

      SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002 and became effective on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4 will be reclassified if it does not meet the criteria of an extraordinary item as defined by Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

      SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 and became effective on January 1, 2003. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value.

      Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FIN No. 34" was issued in November 2002 and became effective for disclosures made in the December 31, 2002 financial statements. The interpretation requires expanded disclosures of guarantees. In addition, the interpretation requires recording the fair market value of guarantees upon issuance or modification after January 1, 2003.

      FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. FIN No. 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. This guidance will be effective for the quarter ending September 30, 2003.

      For accounting standards not yet adopted or implemented, Oncor is evaluating the potential impact on its financial position and results of operations.

3.    REGULATION AND RATES

      Restructuring Legislation -- The 1999 Restructuring Legislation restructured the electric utility industry in Texas and provided for a transition to increased competition in the generation and retail sale of electricity. By January 1, 2002, each electric utility was required to separate (unbundle) its business activities into a power generation company, a REP, and a T&D utility or separate T&D utilities. Unbundled T&D utilities within ERCOT, such as Oncor, remain regulated by the Commission.

      The 1999 Restructuring Legislation provided for the recovery of generation-related regulatory assets (regulatory assets) and generation-related and purchased power-related costs that are in excess of market value (stranded costs). It provided a means for electric utilities to mitigate stranded costs during the rate freeze period that preceded unbundling. Unmitigated stranded costs would be finally determined in a 2004 "true-up" proceeding relying principally upon market-based asset valuations. Regulatory assets and unmitigated stranded costs can be recovered through the issuance of transition (securitization) bonds or imposition of a competition transition charge.

       Regulatory Settlement Plan -- On December 31, 2001, US Holdings filed a settlement plan (Settlement Plan) with the Commission. It resolved all major pending issues related to US Holdings' transition to competition pursuant to the Restructuring Legislation. The settlement (Settlement) provided for in the Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement was approved by the Commission in June, 2002. In August, 2002, the Commission issued a financing order, pursuant to the Settlement Plan, authorizing the issuance of securitization bonds relating to recovery of regulatory assets. The Commission's order approving the Settlement Plan and the financing order were appealed by certain nonsettling parties to the Travis County, Texas District Court in August, 2002. In January, 2003 US Holdings concluded a settlement of these appeals and they were dismissed. Thus the Settlement became final.

      The major elements of the Settlement affecting Oncor are:

      Excess Mitigation Credit and Appeals Related to T&D Rates -- Beginning in 2002, Oncor began implementing an excess stranded cost mitigation credit in the amount of $350 million, plus interest, applied over a two-year period as a reduction to T&D rates charged to REPs. In June 2001, the Commission had issued an interim order that addressed Oncor's charges for T&D service when retail competition would begin. Among other things, that interim order, and subsequent final order issued in October 2001, required Oncor to reduce rates over the period from 2002-2008. The Commission's decision was appealed to the Travis County, Texas District Court. Finalization of the Settlement means TXU Corp.'s appeal has been dismissed. Also, in July 2001, the staff of the Commission had notified US Holdings and the Commission that it disagreed with US Holdings' computation of the level of earnings in excess of the regulatory earnings cap for calendar year 2000. In August 2001, the Commission issued an order adopting the staff position. US Holdings appealed this matter to the Travis County, Texas District Court, which affirmed the Commission's order and US Holdings then appealed that decision to the Third District Court of Appeals in Austin, Texas. This appeal has now been dismissed.

      Regulatory Asset Securitization -- In October 1999, US Holdings filed an application with the Commission for a financing order to permit the issuance by a special purpose entity of $1.65 billion of securitization bonds. In May 2000, the Commission signed an order rejecting such request and authorized only $363 million of such bonds. US Holdings filed an appeal with the Travis County, Texas District Court and in September 2000, the Court issued a judgment that reversed part of the Commission's order and affirmed other aspects of the Commission's order. US Holdings and various other parties appealed this judgment directly to the Supreme Court of Texas; and in June 2001, it issued a ruling and in October 2001 remanded the case to the Commission, which consolidated it into the Settlement Plan proceeding. In accordance with the Settlement, Oncor received a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to recover regulatory assets and other qualified costs. The Settlement provides that there can be an initial issuance of securitization bonds in the amount of up to $500 million, followed by a second issuance of the remainder after 2003. The Settlement resolves all issues related to regulatory assets and liabilities.

      Open-Access Transmission -- At the state level, the Texas Public Utility Regulatory Act, as amended, requires owners or operators of transmission facilities to provide open access wholesale transmission services to third parties at rates and terms that are non-discriminatory and comparable to the rates and terms of the utility's own use of its system. The Commission has adopted rules implementing the state open access requirements for utilities that are subject to the Commission's jurisdiction over transmission services, such as Oncor.

      On January 3, 2002, the Supreme Court of Texas issued a mandate affirming the judgment of the Court of Appeals that held that the pricing provisions of the Commission's open access wholesale transmission rules, which had mandated the use of a particular rate setting methodology, were invalid because they exceeded the statutory authority of the Commission. On January 10, 2002, Reliant Energy Incorporated and the City Public Service Board of San Antonio each filed lawsuits in the Travis County, Texas, District Court against the Commission and each of the entities to whom they had made payments for transmission service under the invalidated pricing rules for the period January 1, 1997, through August 31, 1999, seeking declaratory orders that, as a result of the application of the invalid pricing rules, the defendants owe unspecified amounts. US Holdings and TXU SESCO are named defendants in both suits. Oncor is unable to predict the outcome of any litigation related to this matter.

      Summary -- Although Oncor cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

4.    EXTRAORDINARY LOSS

     In 2002, Oncor recorded an extraordinary loss of $123 million (net of income tax benefit of $66 million) to write-down regulatory assets subject to securitization through the issuance of $1.3 billion principal amount of transition (securitization) bonds in accordance with US Holdings' Settlement Plan with the Commission as described in Note 3. The regulatory asset carrying value is intended to represent the estimated amount of future cash flows to be recovered from REPs through increased rates; the determination of such amount is based on estimates. Oncor's future payments of the bonds' principal and interest will be equal to the amount of increased electricity delivery rates. The writedown, which was taken as a result of the final approval of the Settlement Plan, reflects the impact of lower interest rates. The carrying value of such regulatory assets was $1.7 billion at December 31, 2002.

5.    SHORT-TERM FINANCING

      In April 2002, US Holdings, TXU Energy and Oncor entered into a joint $1.0 billion 364-day revolving credit facility with a group of banks that terminates in April 2003; borrowings outstanding at that time can be extended for one year. This facility is used for working capital and general corporate purposes. Up to $1.0 billion of letters of credit may be issued under the facility. As of December 31, 2002, the remaining amount available under the facility of $879 million, after $121 million used to support outstanding letters of credit, was fully drawn by TXU Energy and US Holdings.

      In October 2002, Oncor entered into a commitment for a secured credit facility of up to $1 billion. The facility was intended to fund interim refinancings of approximately $700 million of maturing secured debt should market conditions not support a timely, cost effective refinancing. The balance was to be available for general corporate purposes at Oncor. In December 2002, Oncor issued $850 million of senior secured notes, reducing the commitment to $150 million. Oncor subsequently converted the commitment to a $150 million 364-day senior secured credit facility, expiring in December 2003, all of which was available at December 31, 2002.

      Oncor is provided short-term financing by TXU Corp. and its affiliated companies. Oncor had short-term advances from affiliates of $60 million and $108 million outstanding as of December 31, 2002 and December 31, 2001, respectively. The weighted average interest rate on short-term borrowings at December 31, 2002 and 2001, were 2.45% and 3.08%, respectively.

Cross Default Provisions
------------------------

      Certain financing arrangements of TXU Corp., US Holdings, TXU Energy and Oncor contain provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions. Most agreements have a cure period of up to 30 days from the occurrence of the specified event during which the company is allowed to rectify or correct the situation before it becomes an event of default.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the $1.0 billion joint US Holdings/TXU Energy/Oncor 364-Day revolving credit facility. Under this revolving credit facility, (i) a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy and US Holdings, but not as to Oncor, (ii) a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor and US Holdings, but not as to TXU Energy, and (iii) a default by US Holdings would cause the maturity of outstanding balances under such facility to be accelerated as to US Holdings, but not as to Oncor or TXU Energy. Under the Oncor $150 million credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated.

      Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of December 31, 2002, Oncor, TXU Energy (through certain subsidiaries), and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of December 31, 2002, Oncor had sold $50 million face amount of receivables to TXU Receivables Company under the program in exchange for cash of $16 million and $33 million in subordinated notes, with $1 million of losses on sales for the year ended December 31, 2002, that principally represent the interest costs on the underlying financing. These losses approximated 5% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Funding to Oncor under the program decreased from $67 million at September 30, 2002, to $50 million at December 31, 2002, primarily due to seasonality.

      Upon termination, cash flows to the originators would be delayed as collections of sold receivables were used by TXU Receivables Company to repurchase the undivided interests of the financial institutions instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services, a subsidiary of TXU Corp., services the purchased receivables and is paid a market based servicing fee by TXU Receivables Company. The subordinated notes receivable from TXU Receivables Company represent TXU Corp.'s subsidiaries' retained interests in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the balance sheet.

      In October 2002, the program was amended to extend the program to July 2003, to provide for reserve requirement adjustments as the quality of the portfolio changes and to provide for adjustments to reduce receivables in the program by the related amounts of customer deposits held by originators. In February 2003, the program was further amended to allow receivables 31-90 days past due into the program.

      Contingencies Related to Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

         1) the credit rating for the long-term senior debt securities of both any originator and its parent guarantor, if any, declines below BBB- by S&P's or Baa3 by Moody's; or
         2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceeds stated thresholds.

      The delinquency and dilution ratios exceeded the relevant thresholds at various times during 2002 and in January 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customer switching and billing data. The resolution of these issues as well as the implementation of new POLR rules by the Commission are expected to bring the ratios in consistent compliance with the program.

      Under the receivables sale program, all originators are required to maintain a `BBB-' (S&P) and a `Baa3' (Moody's) rating or better (or supply a parent guarantee with a similar rating). A downgrade below the required ratings for an originator would prevent that originator from selling its accounts receivables under the program. If all originators are downgraded so that there are no eligible originators, the facility would terminate.

      The accounts receivable program also contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company, a subsidiary of TXU Corp., which services the purchased receivables, each have a cross default threshold of $50 thousand. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.


 6.   LONG-TERM DEBT

      Oncor's long-term debt consists of the following:
                                                                                                December 31,
                                                                                             ------------------
                                                                                              2002         2001
                                                                                              ----         ----
    9.320% Fixed Medium Term Secured Notes due January 15, 2002......................      $     --     $     10
    9.680% Fixed Medium Term Secured Notes due February 25, 2002.....................            --           20
    9.700% Fixed Medium Term Secured Notes due March 1, 2002.........................            --           25
    6.470% Fixed Medium Term Secured Notes due November 13, 2002.....................            --            3
    6.560% Fixed Medium Term Secured Notes due November 20, 2002.....................            --           10
    6.580% Fixed Medium Term Secured Notes due November 20, 2002.....................            --            5
    9.530% Fixed Medium Term Secured Notes due January 30, 2003......................             4            4
    9.700% Fixed Medium Term Secured Notes due February 28, 2003.....................            11           11
    8.125% Fixed First Mortgage Bonds due February 1, 2002...........................            --          150
    8.000% Fixed First Mortgage Bonds due June 1, 2002...............................            --          147
    6.750% Fixed First Mortgage Bonds due March 1, 2003..............................           132          194
    6.750% Fixed First Mortgage Bonds due April 1, 2003..............................            69           95
    2.426% Floating Rate Series C First Mortgage Bonds due June 15, 2003.............            --          400
    8.250% Fixed First Mortgage Bonds due April 1, 2004..............................           100          100
    6.250% Fixed First Mortgage Bonds due October 1, 2004............................           121          121
    6.750% Fixed First Mortgage Bonds due July 1, 2005...............................            92           92
    8.875% Fixed First Mortgage Bonds due February 1, 2022...........................            --          112
    7.875% Fixed First Mortgage Bonds due March 1, 2023..............................           224          224
    8.750% Fixed First Mortgage Bonds due November 1, 2023...........................           103          103
    7.875% Fixed First Mortgage Bonds due April 1, 2024..............................           133          133
    8.500% Fixed First Mortgage Bonds due August 1, 2024.............................            --          115
    7.625% Fixed First Mortgage Bonds due July 1, 2025...............................           215          215
    7.375% Fixed First Mortgage Bonds due October 1, 2025............................           178          178
    6.375% Fixed Senior Secured Notes due May 1, 2012................................           700           --
    7.000% Fixed Senior Secured Notes due May 1, 2032................................           500           --
    6.375% Fixed Senior Secured Notes due January 15, 2015...........................           500           --
    7.250% Fixed Senior Secured Notes due January 15, 2033...........................           350           --
    5.000% Fixed Debentures due September 1, 2007....................................           200           --
    7.000% Fixed Debentures due September 1, 2022....................................           800           --
    Long-term advances from affiliates...............................................            --        1,200
    Unamortized premium and discount.................................................           (33)         (15)
                                                                                           -----------  -----------
        Total .......................................................................         4,399        3,652
                                                                                           -----------  -----------
    Less amount due currently........................................................           319          370
                                                                                           -----------  -----------
    Total Long-Term Debt.............................................................       $ 4,080      $ 3,282
                                                                                           ===========  ===========

      In February 2003, Oncor gave notice of its intent to redeem on March 5, 2003, all ($103 million principal amount) of its Texas Utilities Electric Company (now Oncor) First Mortgage and Collateral Trust Bonds, 8 3/4% Series due November 1, 2023, at 104.01% of the principal amount thereof, plus accrued interest to the redemption date. The notice is subject to receipt of the redemption moneys by the trustee on or before the redemption date.

      In December 2002, Oncor issued $850 million principal amount of its senior secured notes in two series in a private placement with registration rights. One series of $500 million bears interest at the annual rate of 6.375% and matures in 2015 and the other series of $350 million bears interest at the annual rate of 7.250% and matures in 2033. Each series is initially secured by a lien on an equal principal amount of Oncor's first mortgage bonds and the lien of the indenture under which the senior secured notes were issued; however, the liens securing these bonds may be released in certain circumstances. The net proceeds were used by Oncor for the repurchase and retirement of $61 million principal amount of Oncor's 6.75% First Mortgage Bonds due in March 2003 and the defeasance of the remaining $132 million principal amount, as well as the repurchase and retirement of $25 million principal amount of Oncor's 6.75% First Mortgage bonds due April 2003 and the defeasance of the remaining $69 million principal amount. The remaining net proceeds were used for general corporate purposes, including the repayment of short-term advances from affiliates. The short-term advances represented amounts borrowed to redeem $400 million principal amount of Oncor's First Mortgage Bonds floating rate Series C due June 15, 2003.

      The defeasance amounts (approximately $210 million at December 31, 2002) were deposited with the trustee for such bonds with irrevocable instructions from Oncor to apply such deposited proceeds to the payment of principal and interest on such bonds through maturity or the earliest redemption date. These deposits are reflected in restricted cash on the balance sheet.

      In August 2002, Oncor issued $1.0 billion aggregate principal amount of unsecured debentures in two series in a private placement with registration rights. One series of $200 million is due September 1, 2007 and bears interest at the rate of 5%, and the other series of $800 million is due September 1, 2022 and bears interest at the rate of 7%. Proceeds from the issuance were used by Oncor to repay advances from affiliates and commercial paper.

      In August 2002, Oncor redeemed all of its 8.5% First Mortgage Bonds due August 1, 2024 and all of its 8.875% First Mortgage Bonds due February 1, 2022, in aggregate principal amounts of $115 million and $112 million, respectively. In June 2002, Oncor redeemed all of its 8% First Mortgage Bonds due June 1, 2002, in the aggregate principal amount of $147 million, and in February 2002, Oncor redeemed all of its 8.125% First Mortgage Bonds due February 1, 2002, in the aggregate principal amount of $150 million. Oncor funded the redemptions through the issuance of commercial paper, advances from affiliates and cash from operations.

      In May 2002, Oncor issued $1.2 billion aggregate principal amount of senior secured notes in two series in a private placement with registration rights. One series of $700 million is due May 1, 2012 and bears interest at the annual rate of 6.375%, and the other series of $500 million is due May 1, 2032 and bears interest at the annual rate of 7%. Each series is initially secured by an equal principal amount of Oncor's first mortgage bonds; however, the lien of those bonds may be released in certain circumstances. Proceeds from the issuance were used by Oncor to repay advances from US Holdings.

      Debt Restructure and Refinancing Plan -- On January 1, 2002, US Holdings' business was restructured into a regulated T&D utility business and an unregulated energy business. See Note 1 for a more detailed discussion of the separation of the businesses. In connection with the restructuring, the generation assets transferred to TXU Energy were released from the lien of US Holdings' mortgage. Upon transfer of the T&D assets to Oncor, Oncor assumed US Holdings' mortgage and the first mortgage bonds outstanding thereunder. US Holdings remains a co-obligor with respect to payments. The substantial majority of Oncor's electric utility property, plant and equipment is subject to the lien of the mortgage.

      Maturity requirements for the years 2003 through 2007 and thereafter under long-term debt instruments outstanding at December 31, 2002, were as follows:

    Year
    ----
    2003 .............................................            $   319
    2004 .............................................                221
    2005 .............................................                 92
    2006 .............................................                 -
    2007 .............................................                200
    Thereafter........................................              3,600
    Unamortized discounts and premiums................                (33)
                                                                  -------
       Total..........................................             $4,399
                                                                  =======

7.   SHAREHOLDER'S EQUITY

     The balances of shareholder's equity for dates prior to January 1, 2002 in the Statements of Consolidated Shareholder's Equity reflect the allocated historical net book value of the T&D operations of US Holdings and TXU SESCO that were combined to form Oncor. On January 1, 2002 these operations were contributed to Oncor as required by the 1999 Restructuring Legislation, and historical equity amounts were assigned to common stock.

     The changes in shareholder's equity for the year ended December 31, 2002 are as follows (in millions of dollars):

Common stock without par value-- 100,000,000 authorized shares
  Balance at December 31, 2001 (69,000,000 shares)..................   $2,701
    Common stock repurchased and retired (1,388,000 shares).........     (150)
                                                                       ------
  Balance at December 31, 2002  (67,612,000 shares) ................    2,551
                                                                       ------

Retained earnings:
  Balance at December 31, 2001......................................       -
    Net income......................................................      122
                                                                       ------
  Balance at December 31, 2002......................................      122
                                                                       ------

Accumulated other comprehensive income (loss) net of tax effects:
  Balance at December 31, 2001.....................................         -
    Changes related to derivatives (cash flow hedges) .............       (24)
                                                                       ------
  Balance at December 31, 2002.....................................       (24)
                                                                       ------

Shareholder's equity  at December 31, 2002.........................    $2,649
                                                                       ======

      No shares of Oncor's common stock are held by or for its own account, nor are any shares of such capital stock reserved for its officers and employees or for options, warrants, conversions and other rights in connection therewith.

      Oncor's mortgage restricts its payment of dividends to the amount of its retained earnings.

      On July 31, 2002, Oncor's Articles of Incorporation were amended to split the shares of common stock on a 69,000-for-1 basis. Shares outstanding for all periods have been restated to reflect this stock split.

      In January 2003, Oncor repurchased 1,250,000 shares of its common stock from US Holdings for $50 million.

      In April 2002, Oncor repurchased 69,000 shares of its common stock (adjusted for stock split) from US Holdings for $50 million. In July 2002, Oncor repurchased another 69,000 shares (adjusted for stock split) of its common stock from US Holdings for $50 million. On October 1, 2002, Oncor repurchased 1,250,000 shares of its common stock from US Holdings for $50 million. US Holdings used the proceeds from the share repurchases to repay advances from TXU Corp.

8.    INCOME TAXES

      The components of income tax expense (benefit) are as follows:

                                                                                   Year Ended December 31,
                                                                              ------------------------------

                                                                                2002       2001        2000
                                                                                ----       ----        ----
Reported in operating expenses
    Current:
       Federal......................................................            $(55)     $  83        $135
       State........................................................               1          1           7
                                                                                ----      -----        ----
            Total...................................................             (54)        84         142
    Deferred:
       Federal......................................................             159         39         (19)
    Investment tax credits..........................................              (5)        (5)         (5)
                                                                                ----      -----        ----
            Total to operating expenses.............................             100        118         118
Reported in other income and deductions
    Current:
       Federal......................................................              18          1           2
                                                                                ----       ----        ----
            Total...................................................            $118       $119        $120
                                                                                ====       ====        ====

      Reconciliation of income taxes computed at the federal statutory rate to income tax expense:

                                                                                        Year Ended December 31,
                                                                                    -----------------------------
                                                                                     2002        2001        2000
                                                                                     ----        ----        ----
Income before income taxes and extraordinary items..........................         $363        $347        $346

Income taxes at the federal statutory rate of 35%...........................          127         121         121
  Amortization of investment tax credits....................................           (5)         (5)         (5)
  Amortization (under regulatory accounting) of statutory tax rate changes..           (8)         (3)         (5)
  State income taxes, net of federal tax benefit............................            1           1           5
  Other.....................................................................            3           5           4
                                                                                     ----        ----        ----
Income tax expense..........................................................         $118        $119        $120
                                                                                     ====        ====        ====

Effective tax rate..........................................................           33%         34%         35%

     The components of Oncor's deferred tax assets and deferred tax liabilities are as follows:

                                                                             December 31,
                                                   --------------------------------------------------------------------
                                                                2002                                 2001
                                                   -----------------------------------  -------------------------------

                                                    Total   Current    Noncurrent       Total    Current   Noncurrent
                                                    -----   -------    ----------       -----    -------   ----------

Deferred Tax Assets
  Unamortized investment tax credits.......       $   40     $   -          $40          $ 43      $   -       $  43
  Regulatory liability.....................           60         -           60           124          -         124
  Alternative minimum tax..................          110         -          110            76          -          76
  Employee benefits........................           62         -           62            74          -          74
  Deferred benefits of state income taxes..            6         -            6            10          -          10
  Other federal tax assets.................           13         1           12            32         15          17
  Deferred state income taxes..............            2         -            2             6          -           6
                                                  ------     -----        -----         -----      -----       -----
    Total deferred tax assets..............       $  293     $   1        $ 292         $ 365        $15       $ 350
                                                  ======     =====        =====         =====      =====       =====

Deferred Tax Liabilities
  Depreciation differences and capitalized
    construction costs.....................       $  928      $  -        $ 928         $ 832      $   -       $ 832
  Redemption of long-term debt.............           44         -           44            40          -          40
  Securitizable regulatory asset...........          571         -          571           633          -         633
  Deferred charges for state income taxes..           17        16            1            15         11           4
  Other federal tax liabilities............           33         -           33            27          -          27
  Deferred state income taxes..............           11         -           11            18          -          18
                                                  ------     -----       ------        ------      -----      ------
    Total deferred tax liability...........        1,604        16        1,588         1,565         11       1,554
                                                  ------     -----       ------        ------      -----      ------
  Net Deferred Tax Liability (Asset).......       $1,311     $  15       $1,296        $1,200      $  (4)     $1,204
                                                  ======     =====       ======        ======      =====      ======

      At December 31, 2002, Oncor had approximately $110 million of alternative minimum tax credit carryforwards available to offset future tax payments.

      TXU Corp.'s income tax returns are subject to examination by applicable tax authorities. The IRS is currently examining the tax returns of TXU Corp. and its subsidiaries for the years 1993 through 1997. In management's opinion, an adequate provision has been made for any future taxes that may be owed as a result of any examinations.

9. RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

      Oncor is a participating employer in the TXU Retirement Plan (Retirement
Plan), a defined benefit pension plan sponsored by TXU Corp. The Retirement Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code), and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Employees are eligible to participate in the Retirement Plan upon their completion of one year of service and the attainment of age 21. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a cash balance formula under which participants earn monthly contribution credits based on their compensation and years of service, plus monthly interest credits or (ii) a traditional defined benefit formula based on years of service and the average earnings of the three years of highest earnings.

      All eligible employees hired after January 1, 2002 participate under the cash balance formula. Certain employees who, prior to January 1, 2002, participated under the traditional defined benefit formula, continue their participation under that formula. Under the cash balance formula, future increases in earnings will not apply to prior service costs. It is TXU Corp.'s policy to fund the plans on a current basis to the extent deductible under existing federal tax regulations. Such contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future.

      The allocated net periodic pension benefit applicable to Oncor was $7 million for 2002, $14 million for 2001 and $15 million for 2000. Estimated accrued pension cost applicable to Oncor as of December 31, 2002 and 2001, was $15 million and $25 million, respectively. There were no contributions in 2002, 2001 and 2000. The amounts provided represent allocations of the TXU Corp. Retirement Plan to Oncor. As of December 31, 2002, no minimum pension liability had been allocated to Oncor.

     In addition, Oncor's employees are eligible to participate in a qualified savings plan, the TXU Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution profit sharing plan qualified under
Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan includes an employee stock ownership component. Under the terms of the Thrift Plan, as amended effective January 1, 2002, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax payroll deductions, the maximum amount of their salary or wages permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of employee contributions up to 6% of regular salary or wages for employees who participate under the cash balance formula of the Retirement Plan, and 75% of employee contributions up to 6% of regular salary or wages for employees who participate under the traditional defined benefit formula of the Retirement Plan. Employer matching contributions are invested in TXU Corp. common stock. Contributions to the Thrift Plan, including cash and TXU Corp. common stock, by TXU Corp. aggregated $30 million for 2002, $16 million for 2001 and $15 million in 2000. Oncor's portion of such contributions was $8 million in 2002, $5 million in 2001 and $6 million in 2000.

      In addition to the Retirement Plan and the Thrift Plan, Oncor participates with TXU Corp. and certain other affiliated subsidiaries of TXU Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree's age and years of service. The estimated net periodic postretirement benefits cost other than pensions applicable to Oncor was $33 million for 2002, $27 million for 2001 and $27 million for 2000. Contributions paid by Oncor to fund postretirement benefits other than pensions were $25 million, $18 million and $18 million in 2002, 2001 and 2000, respectively.

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts and related estimated fair values of Oncor's significant financial instruments that are not reported at fair value on the balance sheet are as follows:

                                                                         December 31, 2002     December 31, 2001
                                                                        -------------------    ------------------
                                                                         Carrying      Fair     Carrying     Fair
                                                                          Amount      Value      Amount      Value
                                                                          -------     -----     --------     -----

Long-term debt (including current maturities)....................        $(4,399)   $(4,487)    $(3,652)   $(3,682)

Off-balance sheet assets (liabilities):
    Financial guarantees.........................................             --         (3)         --        --

      With the implementation of SFAS No. 133 on January 1, 2001, financial instruments that are derivatives are now recorded on the balance sheet at fair value.

      The fair value of long-term debt is estimated at the lesser of either the call price or the market value as determined by quoted market prices, where available, or, where not available, at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risk. The carrying amounts for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments.

11.   COMMITMENTS AND CONTINGENCIES

      Leases -- Oncor has entered into operating leases covering various facilities and properties including transportation and data processing equipment and office space. Certain of these leases contain renewal and purchase options and residual value guarantees. Lease costs charged to operating expense for the years ended December 31, 2002, 2001 and 2000 were $18 million, $15 million and $16 million, respectively (including amounts paid by TXU Corp. and charged to Oncor).

      Future minimum lease commitments under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2002, are as follows:

   Year
   ----
   2003...........................................................    $4
   2004...........................................................     5
   2005...........................................................     6
   2006...........................................................     5
   2007...........................................................     4
   Thereafter.....................................................    22
                                                                    ----
        Total future minimum lease payments.......................  $ 46
                                                                    ====

      Residual Value Guarantees in Operating Leases -- Oncor is the lessee under various operating leases that obligate it to guarantee the residual values of the leased facilities. At December 31, 2002, the aggregate maximum amount of residual values guaranteed was approximately $64 million with an estimated residual recovery of approximately $63 million. The average life of the lease portfolio is approximately four years.

      General -- Oncor is involved in various legal and administrative proceedings, the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

12.    SUPPLEMENTARY FINANCIAL INFORMATION

      Credit Risk -- Credit risk relates to the risk of loss that Oncor may incur as a result of non-performance by its counterparties. Oncor's customers consist primarily of REPs. As a requisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the Commission. REP certificates granted by the Commission are subject to suspension and revocation for significant violation of the Public Utility Regulatory Act and Commission rules. Significant violations include failure to timely remit payments for invoiced charges to a T&D utility pursuant to the terms of tariffs adopted by the Commission. Additionally, the Commission's ratemaking policies and practices permit recovery of annual bad debt charge-offs through approved tariffs. Since most of the T&D services provided and invoiced by Oncor are to its affiliated REPs, a material loss to Oncor arising from nonperformance by its customers is considered unlikely.

         Oncor's exposure to credit risk primarily represents trade accounts receivable from unaffiliated customers, which was $62 million as of December 31, 2002. One nonaffilated customer represented 12.6% of this amount.

      Regulatory Assets and Liabilities --

                                                                                              December 31,
                                                                                           -------------------
                                                                                            2002         2001
                                                                                           ------       ------
Regulatory Assets
Generation-related regulatory assets subject to securitization..............               $1,652       $1,841
Securities reacquisition costs..............................................                  124          117
Recoverable deferred income taxes-- net.....................................                   76           74
Other regulatory assets.....................................................                   46           34
                                                                                            -----        -----
    Total regulatory assets.................................................                1,898        2,066
                                                                                            -----        -----

Regulatory Liabilities
Liability to be applied to stranded generation assets (excess mitigation)...                  170          355
Investment tax credit related and protected excess deferred taxes...........                   98          106
                                                                                           ------       ------
    Total regulatory liabilities............................................                  268          461
                                                                                           ------       ------

    Net regulatory assets...................................................               $1,630       $1,605
                                                                                           ======       ======

       Included in regulatory assets are assets of $1.8 billion at December 31, 2002, and $1.9 billion at December 31, 2001, that were not earning a return. Of the assets not earning a return, $1.7 billion is expected to be recovered over the term of the securitization bonds pursuant to the Settlement Plan approved by the Commission. (See Note 3 for further discussion of the Settlement Plan.) The remaining regulatory assets have a remaining recovery period of 14 to 31 years.

      Restricted Cash -- At December 31, 2002, approximately $210 million of the net proceeds from Oncor's issuance of senior secured notes on December 20, 2002, was deposited in a trust to be used to redeem First Mortgage Bonds of Oncor due in March and April 2003 and is reflected in investments on the balance sheet.

      Accounts Receivable -- At December 31, 2002 and 2001, accounts receivable of $275 million and $131 million are stated net of allowance for uncollectible accounts of $1 million and $4 million, respectively. Accounts receivable at December 31, 2002 and 2001 included unbilled revenues of $97 million and $50 million, respectively. The majority of the 2001 accounts receivable balance was transferred to TXU Energy on January 1, 2002. Oncor recorded bad debt expense of $5 million in 2002.

      Affiliate Transactions -- The following represent significant affiliate transactions of Oncor:

o Oncor records interest income receivable from TXU Energy with respect to Oncor's generation-related regulatory assets that are subject to securitization. The interest income reimburses Oncor for the interest expense Oncor incurs on that portion of its debt deemed to be associated with the generation-related regulatory assets. For the year ended December 31, 2002, this interest income totaled $28 million. See also Note 3.
o Under terms of the Settlement Plan, Oncor expects to issue securitization bonds in the principal amount of $1.3 billion. The incremental income taxes Oncor will pay on the increased delivery fees to be charged to Oncor's customers related to the bonds will be reimbursed by TXU Energy. Therefore, Oncor's financial statements reflect a $437 million receivable from TXU Energy that will be extinguished as Oncor pays the related income taxes.
o In addition, Oncor has a note receivable from TXU Energy related to the excess mitigation credit established in accordance with the Settlement Plan. Oncor has implemented the $350 million credit, plus interest, as a reduction of its fees charged to REPs, including TXU Energy, for a two-year period. The principal and interest payments on the note receivable from TXU Energy reimburse Oncor for the credit applied to the delivery fees billed to REPs. For the year ended December 31, 2002, the principal payments received on the note receivable totaled $180 million and the interest income totaled $21 million.
o Average daily short-term advances from affiliates during 2002 were $790 million and interest expense incurred on the advances was $23 million. The weighted average interest rate for 2002 was 2.3%.

o Oncor also records revenue from TXU Energy for electricity delivery fees. For the year ended December 31, 2002, these revenues were $1.6 billion.
o TXU Business Services Company, a subsidiary of TXU Corp., charges Oncor for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For 2002, 2001 and 2000, these costs totaled $142 million, $197 million and $176 million, respectively, and are reported in operation and maintenance expenses.
o Oncor charges TXU Gas Company, a subsidiary of TXU Corp., for customer and administrative services. For 2002, 2001 and 2000, these charges totaled $29 million, $43 million and $72 million, respectively, and are largely reported as a reduction in operation and maintenance expenses.

      Supplemental Cash Flow Information --

                                                                                       Year Ended December 31,
                                                                                   ------------------------------
                                                                                      2002       2001      2000
                                                                                      ----       ----      ----
     Cash payments of interest (net of amounts capitalized)..............             $242       $261       $251
     Cash payments (refunds) of income taxes.............................              (29)        33        125
     Noncash conversion of advances to capital ..........................                -        396          -
     Noncash advances from affiliates....................................              (91)      (101)        47

     Property, Plant and Equipment --

                                                                                                December 31,
                                                                                            --------------------
                                                                                              2002         2001
                                                                                              ----         ----
     In Service
        Transmission...........................................................             $ 2,176      $ 1,979
        Distribution...........................................................               6,376        6,110
        Other assets...........................................................                 434          430
                                                                                            -------      -------
           Total...............................................................               8,986        8,519
        Less accumulated depreciation..........................................               3,039        2,888
                                                                                            -------      -------
           Net of accumulated depreciation.....................................               5,947        5,631
     Construction work in progress.............................................                  87          149
     Held for future use.......................................................                  22           22
                                                                                            -------      -------
           Net property, plant and equipment...................................             $ 6,056      $ 5,802
                                                                                            =======      =======

      Interest Expense and Related Charges --

                                                                                 Year Ended December 31,
                                                                               ---------------------------
                                                                                 2002       2001      2000
                                                                                 ----       ----      ----
     Interest .........................................................         $ 262      $ 260     $ 253
     Amortization of debt expense......................................             8         14        11
     Allowance for borrowed funds used during construction and
       capitalized interest............................................            (5)        (7)       (4)
                                                                                -----      -----     -----

           Total interest expense and other related charges ...........         $ 265      $ 267     $ 260
                                                                                =====      =====     =====

       Derivative Financial Instruments and Hedging Activities -- Oncor's derivative financial instruments that have been designated as cash flow hedges match the terms of the underlying hedged items. As a result, Oncor experienced no hedge ineffectiveness during 2002.

      During 2002, Oncor entered into certain cash flow hedges related to future forecasted interest payments. These hedges were terminated in May 2002, and $39 million ($25 million after-tax) was recorded as a charge to other comprehensive income. These losses are being amortized to earnings over a period of up to thirty years, as the transactions are still forecasted. These hedges essentially represent the remaining balance in other comprehensive income.

     As of December 31, 2002, it is expected that $1 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which the volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

      Quarterly Information (unaudited) -- In the opinion of Oncor, the information below includes all adjustments necessary for a fair statement of such amounts. Quarterly results are not necessarily indicative of a full year's operations because of seasonal and other factors.

                                                Operating Revenues       Operating Income       Net Income (Loss)
                                                ------------------       ----------------       -----------------
Quarter Ended                                     2002       2001        2002        2001        2002        2001
                                                  ----       ----        ----        ----        ----        ----
March 31...........................             $  494     $  476      $  124      $   97      $   71      $   24
June 30............................                500        529         123         110          65          40
September 30.......................                557        650         155         182          96         112
December 31........................                443        659          75         105        (110)(1)      52
                                                ------     ------      ------      ------      ------      ------
                                                $1,994     $2,314      $  477      $  494      $  122      $  228
                                                ======     ======      ======      ======      ======      ======

(1) Fourth quarter 2002 net income includes extraordinary charges of $123 million (net of tax benefit).

    Other Income and Other Deductions -- Other income and other deductions consist of several individually immaterial items.



                        Oncor Exhibits to 2002 Form 10-K

                                                                                            APPENDIX B
                 Previously Filed*
                 -----------------
                     With File            As
Exhibits              Number           Exhibit
--------             ---------         -------
2              1-12833                2           --    Master Separation Agreement by and among TXU Electric
               Form 8-K                                 Delivery Company (now Oncor), TXU Generation Holdings
               (filed January 16,                       Company LLC, TXU Merger Energy Trading Company LP, TXU SESCO
               2002)                                    Company, TXU SESCO Energy Services Company, TXU Energy
                                                        Retail Company LP and
                                                        TXU US Holdings, dated
                                                        as of December 14, 2001.

3(a)           333-100240             3(a)        --    Articles of Incorporation.

3(b)           333-100240             3(b)        --    Articles of Amendment, effective January 17, 2002, to the
                                                        Articles of Incorporation.

3(c)           333-100240             3(c)        --    Articles of Amendment, effective July 31, 2002, to the
                                                        Articles of Incorporation.

3(d)           333-100240             3(d)        --    Restated Bylaws.

4(a)           2-90185                4(a)        --    Mortgage and Deed of Trust, dated as of December 1, 1983,
                                                        between Oncor and The Bank of New York, as Trustee.

4(a)(1)                                           --    Supplemental Indentures to Mortgage and Deed of Trust:

                                                        Number                           Dated as of
                                                        ------                          -------------
               2-90185                4(b)              First                           April 1, 1984

               33-24089               4(a)-1            Fifteenth                       July 1, 1987

               33-30141               4(a)-3            Twenty-second                   January 1, 1989

               33-35614               4(a)-3            Twenty-fifth                    December 1, 1989

               33-39493               4(a)-2            Twenty-eighth                   October 1, 1990

               33-49710               4(a)-1            Thirty-fourth                   April 1, 1992

               33-57576               4(a)-3            Fortieth                        November 1, 1992

               33-60528               4(a)-1            Forty-second                    March 1, 1993

               33-64692               4(a)-2            Forty-fourth                    April 1, 1993

               33-68100               4(a)-1            Forty-sixth                     July 1, 1993

               33-68100               4(a)-3            Forty-seventh                   October 1, 1993

               1-12833                4(2)(1)           Sixty-third                     January 1, 2002
               Form 10-K
               (2001)

               1-12833                4                 Sixty-fourth                    May 1, 2002
               Form 10-Q
               (Quarter ended March
               31, 2002)

               333-100240             4(f)(2)           Sixty-fifth                     December 1, 2002

4(b)                                              --    Agreement to furnish certain debt instruments.

4(c)           333-100240             4(a)        --    Indenture and Deed of Trust, dated as of May 1, 2002,
                                                        between Oncor and The Bank of New York, as Trustee.

                  Previously Filed*
                 -----------------
                     With File            As
Exhibits              Number           Exhibit
--------             ---------         -------

4(d)           333-100240             4(b)        --    Officer's Certificate, dated May 6, 2002, establishing the forms of the Oncor Senior Secured Notes of the 6.375% Series due 2012 and the 7.000% Series due 2032.

4(e)           333-100240             4(c)        --    Officer's Certificate dated December 20, 2002, establishing
               (Pre-Effective                           the forms of the Oncor Senior Secured Notes of the 6.375%
               Amendment No. 1)                         Series due 2015 and the 7.250% Series due 2033.

4(f)           333-100242             4(a)        --    Indenture (for Unsecured Debt Securities), dated as of
                                                        August 1, 2002, between Oncor and The Bank of New York, as
                                                        Trustee.

4(g)           333-100242             4(b)        --    Officer's Certificate, dated as of August 30, 2002,
                                                        establishing the forms of Oncor's 5% Debentures due 2007 and
                                                        7% Debentures due 2022.

10(a)          1-12833                10(b)       --    364 Day Competitive Advance and Revolving Credit Facility
               Form 10-Q                                Agreement, dated as of April 24, 2002 among TXU Energy,
               (Quarter ended March                     Oncor and US Holdings, Chase Manhattan Bank of Texas,
               31, 2002)                                National Association, as Administrative Agent, certain banks listed therein and The Chase Manhattan Bank, as Competitive
                                                        Advance Facility Agent.

10(b)          333-100240             10(c)       --    Credit Agreement, dated December 20, 2002, among Oncor and
               (Pre-Effective                           certain banks listed therein, and Credit Suisse First
               Amendment No. 1)                         Boston, as Administrative Agent.

10(c)          333-100240             10(c)       --    Generation Interconnection Agreement, dated December 14,
                                                        2001, between Oncor and TXU Generation Company LP.

10(d)          333-100240             10(d)       --    Generation Interconnection Agreement, dated December 14,
                                                        2001, between Oncor and TXU Generation Company LP, for
                                                        itself and as Agent for TXU Big Brown Company LP, TXU
                                                        Mountain Creek Company LP, TXU Handley Company LP, TXU
                                                        Tradinghouse Company LP and TXU DeCordova Company LP
                                                        (Interconnection Agreement).

10(e)          333-100240             10(e)       --    Amendment to Interconnection Agreement, dated May 31, 2002.

10(f)          333-100240             10(f)       --    Standard Form Agreement between Oncor and Competitive
                                                        Retailer Regarding Terms and Conditions of Delivery of
                                                        Electric Power and Energy.

10(g)          1-12833                10(w)       --    Stipulation and Joint Application for Approval of Settlement
               Form 10-K                                as approved by the PUC in Docket Nos. 21527 and 24892.
               (2002)
12                                                --    Computation of Ratio of Earnings to Fixed Charges.

99(a)                                             --    Chief Executive Officer Certification.

99(b)                                             --    Chief Financial Officer Certification.

------------------------------------------
*        Incorporated herein by reference.