Form 10-Q
period 2003-03-31
ONCOR ELECTRIC DELIVERY CO
filed 2003-05-15
CIK 1193311

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ----------------------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                    --OR--

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          ------------------------------

                        Commission File Number 333-100240


                         Oncor Electric Delivery Company



A Texas Corporation                           I.R.S. Employer Identification
                                                      No. 75-2967830

                      500 N. AKARD STREET, DALLAS, TX 75201
                              (214) 486-2000

                     -------------------------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --     --

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                               --     --


Common Stock outstanding at May 12, 2003: Oncor Electric Delivery Company - 65,112,000 shares, without par value

================================================================================



                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                                Page
                                                                                                ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


          Condensed Statements of Consolidated Income and Comprehensive Income--
          Three Months Ended March 31, 2003 and 2002............................                   1

          Condensed Statements of Consolidated Cash Flows --
          Three Months Ended March 31, 2003 and 2002............................                   2

          Condensed Consolidated Balance Sheets --
          March 31, 2003 and December 31, 2002..................................                   3

          Notes to Financial Statements.........................................                   4

          Independent Accountants' Report.......................................                  12


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..............................................                  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............                  20

Item 4.  Controls and Procedures................................................                  21

PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.......................................                  21

SIGNATURE.......................................................................                  22

CERTIFICATIONS..................................................................                  23


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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ONCOR ELECTRIC DELIVERY COMPANY
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)


                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                          2003               2002
                                                                        -------            -------
                                                                           (millions of dollars)

Operating revenues:
   Affiliated..................................................          $  377             $  416
   Nonaffiliated ..............................................             129                 78
                                                                         ------             ------
       Total operating revenues................................             506                494
                                                                         ------             ------

Operating  expenses:
   Operation and maintenance...................................             188                178
   Depreciation and amortization...............................              69                 64
   Income taxes................................................              25                 33
   Taxes, other than income....................................              92                 95
                                                                         ------             ------
       Total operating expenses................................             374                370
                                                                         ------             ------

Operating income ..............................................             132                124

Other income and deductions:
   Other income................................................               2                  1
   Other deductions............................................               1                  2
   Nonoperating income taxes ..................................               6                  2

Interest income-- affiliates...................................              15                 12

Interest expense and other charges.............................              81                 62
                                                                         ------             ------

Net income.....................................................          $   61             $   71
                                                                         ======             ======




            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                     Three Months Ended March 31,
                                                                      ---------------------------
                                                                        2003                2002
                                                                       ------              -----
                                                                         (millions of dollars)

Net income.....................................................        $  61              $  71
Other comprehensive income --
   Cash flow hedge activity, net of tax effect:
          Net change in fair value of derivatives .............           --                  1
                                                                        ----              -----
          Total................................................           --                  1
                                                                        ----              -----

Comprehensive income...........................................        $  61              $  72
                                                                       =====              =====

See Notes to Financial Statements.



                         ONCOR ELECTRIC DELIVERY COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                        ---------------------------
                                                                                            2003          2002
                                                                                           ------        ------
                                                                                            (millions of dollars)

Cash flows -- operating activities:
   Net income.....................................................................         $    61        $    71
   Adjustments  to  reconcile  net income to cash  provided  by (used in)
     operating activities:
     Depreciation and amortization ...............................................              71             71
     Deferred income taxes and investment tax credits-- net ......................              44             34
   Changes in operating assets and liabilities ...................................            (180)          (318)
                                                                                            -------       --------
       Cash used in operating activities..........................................              (4)          (142)
                                                                                           -------        --------

Cash flows -- financing activities:
   Retirements/repurchases of debt................................................            (250)          (205)
   Repurchase of common stock.....................................................             (50)            --
   Net change in advances from affiliates.........................................             158            440
   Decrease in note receivable from TXU Energy related to a regulatory liability..              52             14
   Redemption deposit applied to debt retirement..................................             138             --
   Debt premium, discount, financing, and reacquisition expenses..................              (5)            --
                                                                                           --------       -------
       Cash provided by financing activities......................................              43            249
                                                                                           --------       -------

Cash flows -- investing activities:
   Capital expenditures...........................................................            (124)          (141)
   Other..........................................................................               9             --
                                                                                           -------        --------
       Cash used in investing activities..........................................            (115)          (141)
                                                                                           -------        --------

Net change in cash and cash equivalents...........................................             (76)           (34)

Cash and cash equivalents-- beginning balance......................................             77             35
                                                                                           -------        --------

Cash and cash equivalents-- ending balance........................................         $     1        $     1
                                                                                            =======       =======

See Notes to Financial Statements.

                         ONCOR ELECTRIC DELIVERY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                            March 31,     December 31,
                                                                                              2003             2002
                                                                                          -----------      --------
                                                                                             (millions of dollars)
                                        ASSETS
Current assets:
   Cash and cash equivalents..................................................             $       1        $      77
   Restricted cash............................................................                    72              210
   Accounts receivable:
      Affiliates (principally TXU Energy).....................................                   222              213
      Trade...................................................................                   101               62
   Inventories................................................................                    39               40
   Note receivable from TXU Energy............................................                   118              170
   Other current assets.......................................................                    63               35
                                                                                           ---------        ---------
      Total current assets....................................................                   616              807



Investments...................................................................                    26               29
Property, plant and equipment - net...........................................                 6,106            6,056
Due from TXU Energy...........................................................                   437              437
Regulatory assets - net.......................................................                 1,749            1,630
Other noncurrent assets.......................................................                    62               63
                                                                                           ---------        ---------
      Total assets............................................................             $   8,996        $   9,022
                                                                                           =========        =========


                         LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Advances from affiliates...................................................             $     217        $      60
   Long-term debt due currently...............................................                    70              319
   Accounts payable - trade...................................................                    39               30
   Accrued taxes..............................................................                    59              142
   Accrued interest...........................................................                    84               70
   Other current liabilities..................................................                    89               92
                                                                                           ---------        ---------
      Total current liabilities ..............................................                   558              713

Accumulated deferred income taxes and investment tax credits..................                 1,416            1,370
Other noncurrent liabilities and deferred credits.............................                   281              210
Long-term debt, less amounts due currently....................................                 4,081            4,080

Contingencies (Note 4)

Shareholder's equity (Note 3).................................................                 2,660            2,649
                                                                                           ---------        ---------

      Total liabilities and shareholder's equity..............................             $   8,996        $   9,022
                                                                                           =========        =========

   See Notes to Financial Statements.

                         ONCOR ELECTRIC DELIVERY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.    SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - Oncor Electric Delivery Company (Oncor) is a wholly-owned subsidiary of TXU US Holdings Company (US Holdings) which is a wholly-owned subsidiary of TXU Corp.

      Oncor is a regulated electricity transmission and distribution (T&D) company principally engaged in providing delivery services to retail electric providers (REPs) that sell power in the north-central, eastern and western parts of Texas. A majority of Oncor's revenues represented fees for delivery services provided to TXU Energy Company LLC (TXU Energy), a wholly-owned subsidiary of TXU US Holdings Company (US Holdings). For the three months ended March 31, 2003, such affiliated revenues represented 75% of Oncor's revenues.

      Oncor is managed as an integrated business; consequently there are no separate reportable business segments.

       Basis of Presentation - The condensed consolidated financial statements of Oncor and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and, except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", on the same basis as the audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K). In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the Securities Exchange Commission (SEC). Because the consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2002 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated. Certain previously reported amounts have been reclassified to conform to current classifications.

      Changes in Accounting Standards -- SFAS No. 143 became effective on January 1, 2003. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period of its inception. Although Oncor has no such asset retirement obligations, Oncor recovers regulated nuclear decommissioning fees from REPs on behalf of TXU Energy. As a result of the recognition by TXU Energy of nuclear decommissioning asset retirement obligations, Oncor recognized a regulatory asset of $48 million at January 1, 2003, with an offsetting noncurrent liability due to TXU Energy. During the first quarter of 2003, these respective account balances were increased $9 million related to changes in TXU Energy's asset retirement obligation and the related decommissioning trust fund. Over the remaining life of the nuclear facility, the regulatory asset and the liability to TXU Energy will be reversed as decommissioning fees are adjusted under the regulatory process to provide sufficient funds to TXU Energy for the decommissioning. The adoption of SFAS No. 143 does not affect Oncor's earnings or financial condition.

      SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," became effective on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." The adoption of SFAS No. 145 did not result in a reclassification of Oncor's results of operations for the three months ended March 31, 2002.

      SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," became effective on January 1, 2003. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value. The adoption of SFAS No. 146 did not materially impact Oncor's results of operations for the three months ended March 31, 2003.

      Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FIN No. 34" requires recording the fair value of guarantees upon issuance or modification after December 31, 2002. The interpretation also requires expanded disclosures of guarantees (see
Note 4 under Residual Value Guarantees in Operating Leases). The adoption of FIN No. 45 did not materially impact Oncor's results of operations for the three months ended March 31, 2003.

      FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. FIN No. 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. This guidance will be effective for existing variable interest entities for the quarter ending September 30, 2003 and immediately for any new variable interest entities.

      SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003 and becomes effective on June 30, 2003. SFAS No. 149 clarifies the definition of a derivative and the treatment in the statement of cash flows when a derivative contains a financing component.

      For accounting standards not yet adopted or implemented, Oncor is evaluating the potential impact on its financial position and results of operations.

2.    FINANCING ARRANGEMENTS

Credit Facilities -- At March 31, 2003, Oncor had a $150 million 364-day senior secured credit facility, expiring in December 2003, that was undrawn. The facility was cancelled in April 2003.

      In April 2003, a new $450 million revolving credit facility was established for TXU Energy and Oncor that matures on February 25, 2005. The new facility will be used for working capital and other general corporate purposes, including commercial paper backup and letters of credit, and replaces the $1 billion 364-day revolving credit facility that expired in April 2003. Up to $450 million of letters of credit may be issued under the new facility.

      This new facility, as well as others available to US Holdings, will provide back-up for any future issuance of Oncor commercial paper. At March 31, 2003, Oncor had no outstanding commercial paper.

      Oncor is provided short-term financing by TXU Corp. and its affiliated companies. Oncor had short-term advances from affiliates of $217 million and $60 million outstanding as of March 31, 2003 and December 31, 2002, respectively. The weighted average interest rates on short-term borrowings at March 31, 2003 and December 31, 2002, were 2.39% and 2.45%, respectively.


      Long-term Debt -- At March 31, 2003 and December 31, 2002, Oncor's long-term debt consisted of the following:

                                                                                           March 31,    December 31,
                                                                                              2003           2002
                                                                                           --------     ---------

    9.530% Fixed Medium Term Secured Notes due January 30, 2003......................         $   --       $    4
    9.700% Fixed Medium Term Secured Notes due February 28, 2003.....................             --           11
    6.750% Fixed First Mortgage Bonds due March 1, 2003..............................             --          133
    6.750% Fixed First Mortgage Bonds due April 1, 2003..............................             70           70
    8.250% Fixed First Mortgage Bonds due April 1, 2004..............................            100          100
    6.250% Fixed First Mortgage Bonds due October 1, 2004............................            121          121
    6.750% Fixed First Mortgage Bonds due July 1, 2005...............................             92           92
    7.875% Fixed First Mortgage Bonds due March 1, 2023..............................            224          224
    8.750% Fixed First Mortgage Bonds due November 1, 2023...........................             --          103
    7.875% Fixed First Mortgage Bonds due April 1, 2024..............................            133          133
    7.625% Fixed First Mortgage Bonds due July 1, 2025...............................            215          215
    7.375% Fixed First Mortgage Bonds due October 1, 2025............................            178          178
    6.375% Fixed Senior Secured Notes due May 1, 2012................................            700          700
    7.000% Fixed Senior Secured Notes due May 1, 2032................................            500          500
    6.375% Fixed Senior Secured Notes due January 15, 2015...........................            500          500
    7.250% Fixed Senior Secured Notes due January 15, 2033...........................            350          350
    5.000% Fixed Debentures due September 1, 2007....................................            200          200
    7.000% Fixed Debentures due September 1, 2022....................................            800          800
    Unamortized premium and discount.................................................            (32)         (35)
                                                                                           -----------  -------------
        Total .......................................................................          4,151        4,399
                                                                                           -----------  -------------
   Less amount due currently.........................................................             70          319
                                                                                           -----------  -------------

    Total Long-Term Debt.............................................................         $4,081       $4,080
                                                                                           ===========  =============


      In March 2003, Oncor redeemed all ($103 million principal amount) of its First Mortgage and Collateral Trust Bonds, 8.75% Series due November 1, 2023, at 104.01% of the principal amount thereof, plus accrued interest to the redemption date.

      In March 2003, Oncor redeemed all ($133 million principal amount) of its First Mortgage Bonds, 6.75% Series, at the maturity date for par value plus accrued interest. A restricted cash deposit of $138 million was utilized to fund the redemption.

      In April 2003, Oncor redeemed all ($70 million principal amount) of its First Mortgage Bonds, 6.75% series, at the maturity date for par value plus accrued interest. The remaining restricted cash deposit of $72 million was utilized to fund the redemption.

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

      TXU Corp.'s $45 million and $55 million revolving facilities, which provide back-up for any Oncor and TXU Energy commercial paper issuances, contain a cross default provision with respect to any default by TXU Corp. or any US subsidiary thereof in respect of any indebtedness in a principal amount in excess of $50 million.

      A default by TXU Energy or Oncor or any subsidiary thereof in respect of indebtedness in a principal amount of $50 million or more would result in a cross default for such party under the TXU Energy/Oncor $450 million revolving credit facility. Under this revolving credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor, but not as to TXU Energy.

      Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of March 31, 2003, Oncor, TXU Energy (through certain subsidiaries), and TXU Gas Company (TXU Gas) are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of March 31, 2003, Oncor had sold $52 million face amount of receivables to TXU Receivables Company under the program in exchange for cash of $13 million and $39 million in subordinated notes, with $0.1 million of losses on sales for the three months ended March 31, 2003, that principally represent the interest costs on the underlying financing. These losses approximated 6% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Funding under the program decreased from $16 million at December 31, 2002 to $13 million at March 31, 2003 primarily due to reserve requirements which apply factors from the prior 12-month period in determining the current period reserve. This period reflects the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and the Electric Reliability Council of Texas (ERCOT) for clearing customers switching and billing data upon the transition to competition.

      Upon termination, cash flows to the originators would be delayed as collections of sold receivables were used by TXU Receivables Company to repurchase the undivided interests of the financial institutions instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services, a subsidiary of TXU Corp., services the purchased receivables and is paid a market based servicing fee by TXU Receivables Company. The subordinated notes receivable from TXU Receivables Company represent Oncor's retained interests in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the balance sheet.

      In October 2002, the program was amended to extend the program to July 2003, to provide for reserve requirement adjustments as the quality of the portfolio changes and to provide for adjustments to reduce receivables in the program by the related amounts of customer deposits held by originators. In February 2003, the program was further amended to allow receivables 31-90 days past due into the program. TXU Corp. intends to extend the program upon expiration in July 2003.

      Contingencies Related to Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

         1) the credit rating for the long-term senior debt securities of all originators and the parent guarantor, if any, declines below BBB-by Standard & Poor's (S&P)Baa3 by Moody's; or
         2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination.

     The delinquency and dilution ratios exceeded the relevant thresholds during the first quarter of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customer switching and billing data. The billing delays have been resolved, but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new provider of last resort (POLR) rules by the Public Utility Commission of Texas (Commission) and strengthened credit and collection policies and practices are expected to bring the ratios in consistent compliance with the program.

      Under the receivables sale program, all originators are required to maintain a `BBB-' (S&P) and a `Baa3' (Moody's) rating or better (or supply a parent guarantee with a similar rating). A downgrade below the required ratings for an originator would prevent that originator from selling its accounts receivables under the program. If all originators and the parent guarantor, if any, are downgraded so that there are no eligible originators, the facility would terminate.

      The accounts receivable program also contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross default threshold of $50,000. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.


3.    SHAREHOLDER'S EQUITY

                                                                               March 31,         December 31,
                                                                                 2003                2002
                                                                            -------------       ---------

   Common stock without par value:
      Authorized shares - 100,000,000.................................         $  2,501             $ 2,551
      Outstanding shares:  March 31, 2003 - 66,362,000 and
        December 31, 2002 - 67,612,000
   Retained earnings..................................................              183                 122
   Accumulated other comprehensive loss...............................              (24)                (24)
                                                                               --------             -------
        Total shareholder's equity....................................         $  2,660             $ 2,649
                                                                               ========             =======

      In both January and April 2003, Oncor repurchased 1,250,000 shares of its common stock from US Holdings for $50 million. On May 5, 2003, the Board of Directors passed resolutions to repurchase an additional 937,500 shares from US Holdings for $37.5 million in July 2003.

4.    CONTINGENCIES

      Residual Value Guarantees in Operating Leases -- Oncor is the lessee under various operating leases that obligate it to guarantee the residual values of the leased facilities. At March 31, 2003, the aggregate maximum amount of residual values guaranteed was approximately $64 million with an estimated residual recovery of approximately $63 million. The average life of the lease portfolio is approximately four years.

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



5.    SUPPLEMENTARY FINANCIAL INFORMATION

     Interest Expense and Related Charges --

                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                            2003            2002
                                                                                           ------          -----


     Interest ..............................................................                $  79          $  60
     Amortization of debt discounts and issuance costs......................                    3              3
     Allowance for borrowed funds used during construction and capitalized interest            (1)            (1)
                                                                                            ------         ------
               Total interest expense and other related charges ............                $  81          $  62
                                                                                            =====          =====

      Other Income and Other Deductions -- Other income and other deductions consist of several individually immaterial items.

      Regulatory Assets and Liabilities --


                                                                                           March 31,    December 31,
                                                                                             2003           2002
                                                                                           ---------    ------------

Regulatory Assets
Generation-related regulatory assets subject to securitization..............                 $ 1,652       $ 1,652
Securities reacquisition costs..............................................                     125           124
Recoverable deferred income taxes-- net.....................................                      77            76
Other regulatory assets.....................................................                     115            46
                                                                                             -------       -------
     Total regulatory assets................................................                   1,969         1,898
                                                                                             -------       -------

Regulatory Liabilities
Liability related to excess mitigation......................................                     125           170
Investment tax credit related and protected excess deferred taxes...........                      95            98
                                                                                             -------        ------
     Total regulatory liabilities...........................................                     220           268
                                                                                             -------        ------

     Net regulatory assets..................................................                 $ 1,749        $1,630
                                                                                             =======        ======

      Included above are assets of $1.8 billion at March 31, 2003 and December 31, 2002, that were not earning a return. Of the assets not earning a return, $1.652 billion is expected to be recovered over the term of the securitization bonds expected to be issued by Oncor in 2003 and 2004 pursuant to the regulatory settlement plan approved by the Commission. All other regulatory assets have a remaining recovery period of 15 to 48 years.

      Included in other regulatory assets as of March 31, 2003 was $57 million related to nuclear decommissioning liabilities. (See Note 1 for a discussion of the accounting impact of recovering certain asset retirement obligations for TXU Energy.)

      Restricted Cash -- At March 31, 2003, approximately $72 million of the net proceeds from Oncor's issuance of senior secured notes in December 2002 remained in a trust to pay interest and principal of First Mortgage Bonds of Oncor due in April 2003.

      Accounts Receivable -- At March 31, 2003 and December 31, 2002, accounts receivable are stated net of allowance for uncollectible accounts of $1 million. Accounts receivable at March 31, 2003 and December 31, 2002 included unbilled revenues of $94 million and $97 million, respectively.

  Intangible Assets -- SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for Oncor on January 1, 2002. SFAS No. 142 requires the discontinuance of goodwill amortization and additional disclosures regarding intangible assets (other than goodwill) that are amortized or not amortized:


                                                   As of March 31, 2003                 As of December 31,  2002
                                           ------------------------------------   ------------------------------
                                             Gross                                  Gross
                                           Carrying    Accumulated                Carrying     Accumulated
                                             Amount   Amortization      Net        Amount     Amortization      Net
                                           --------   ------------      ---       --------    ------------     ----

Amortized intangible assets
    Capitalized software..............         $ 148      $  58 $         90        $  148       $   53        $   95
    Land easements....................           168         53          115           168           52           116
                                               ------     -------       ------        ------       -------       -----
          Total.......................         $ 316      $ 111        $ 205         $ 316        $ 105        $  211
                                               =====      =======       =====         =====        =====         =====

      Amortized intangible asset balances are classified as property, plant and equipment in the balance sheet. Oncor has no intangible assets that are not amortized.

     Aggregate amortization expense for intangible assets for the three months ended March 31, 2003 and 2002 was $6 million and $5 million, respectively.

     Property, Plant and Equipment -- At March 31, 2003 and December 31,
2002, property, plant and equipment was stated net of accumulated depreciation and amortization of $3.1 billion and $3.0 billion, respectively.

     Derivative Financial Instruments and Hedging Activities -- Oncor's derivative financial instruments that have been designated as cash flow hedges match the terms of the underlying hedged items. As a result, Oncor experienced no hedge ineffectiveness during the three months ended March 31, 2003 or 2002. These hedges relate to financing transactions.

     As of March 31, 2003, it is expected that $1 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which the volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

    Affiliate Transactions -- The following represent significant affiliate transactions of Oncor:

     o Oncor records interest income receivable from TXU Energy with respect to Oncor's generation-related regulatory assets that are subject to securitization. The interest income reimburses Oncor for the interest expense Oncor incurs on that portion of its debt deemed to be associated with the generation-related regulatory assets. For the three months ended March 31, 2003 and 2002, this interest income totaled $12 million and $6 million, respectively.
     o Under terms of the regulatory settlement plan, Oncor expects to issue securitization bonds in the principal amount of $1.3 billion. The incremental income taxes Oncor will pay on the increased delivery fees to be charged to Oncor's customers related to the bonds will be reimbursed by TXU Energy. Therefore, Oncor's financial statements reflect a $437 million non-interest bearing receivable from TXU Energy that will be extinguished as Oncor pays the related income taxes.
     o   In addition,  Oncor has a note  receivable from TXU Energy related to
         the excess  mitigation   credit   established  in  accordance  with
         the regulatory settlement plan. Oncor has implemented the $350 million credit, plus interest,as a reduction of its fees charged to REPs, including TXU Energy, for a two year period beginning January 1, 2002. At March 31, 2003, the remaining regulatory liability of $125 million related to the credit reflected an increase of $7 million in the first quarter of 2003, due to an increase in expected energy volumes on which the fee reduction is based, with an offset recorded to accounts receivable from TXU Energy. The remaining $118 million is recorded as a note receivable. The principal and interest payments on the note receivable from TXU Energy reimburse Oncor for the credit applied to the delivery fees billed to REPs.
         For the three months ended March 31, 2003 and 2002, the respective principal payments received on the note receivable totaled $52 million and $14 million, as well as interest income of $3 million and $6 million.
     o Average daily short-term advances from affiliates for the three months ended March 31, 2003 and 2002 were $130 million and $1.6 billion, respectively, interest expense incurred on the advances was $1 million and $12 million, respectively, and the weighted average interest rate for the respective periods was 2.33% and 3.04%.
     o Oncor also records revenues from TXU Energy for electricity delivery fees. For the three months ended March 31, 2003 and 2002, these revenues were $377 million and $416 million, respectively.
     o TXU Business Services Company, a subsidiary of TXU Corp., charges Oncor for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For the three months ended March 31, 2003 and 2002, these costs totaled $28 million and $34 million, respectively, and are reported in operation and maintenance expenses.
     o Oncor charges TXU Gas for customer and administrative services. For the three months ended March 31, 2003 and 2002, these charges totaled $8 million and $7 million, respectively, and are largely reported as a reduction in operation and maintenance expenses.

INDEPENDENT AUDITORS' REPORT


Oncor Electric Delivery Company:

We have reviewed the accompanying condensed consolidated balance sheet of Oncor Electric Delivery Company and subsidiaries (Oncor) as of March 31, 2003, and the related condensed statements of consolidated income, comprehensive income, and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of Oncor's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Oncor as of December 31, 2002, and the related statements of consolidated income, comprehensive income, cash flows and shareholder's equity for the year then ended (not presented herein); and in our report dated February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE  LLP

Dallas, Texas
May 15, 2003




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Oncor is managed as an integrated business; consequently there are no separate reportable business segments.

                                                                                Three Months Ended March 31,
                                                                                ---------------------------
                                                                                  2003               2002
                                                                                --------           -------

Operating statistics:
Electric energy delivered volumes (gigawatt hours).................              23,908             23,586

Electric points of delivery (end of period and in thousands).......               2,914              2,868

Operating revenues (million of dollars):
     Affiliated - TXU Energy.......................................            $    377           $    416
     Non-affiliated................................................                 129                 78
                                                                               --------           --------
        Total .....................................................            $    506           $    494
                                                                               ========           ========


Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
-------------------------------------------------------------------------------
      Operating revenues increased $12 million, or 2%, to $506 million in 2003. The growth reflected $6 million in increased disconnect/reconnect fees due to greater competition-related customer switching activities. Additional points of delivery of approximately 1.6% contributed $2 million to revenue growth. The revenue increase also reflected $3 million in nonrecurring billing settlements for tower space leases with telecommunications companies and pole contract rentals from cable and telecommunication companies.

      Operation and maintenance expenses increased by $10 million, or 6%, to $188 million in 2003. The increase reflected higher transmission costs paid to other utilities, increased pension and other postretirement benefit costs, and higher overhead feeder maintenance and tree trimming costs, partially offset by lower employee-related and outside consulting expenses arising from cost savings initiatives implemented in late 2002.

      Depreciation and amortization increased $5 million, or 8%, to $69 million. The increase reflects investments to support growth and normal replacements of delivery facilities.

     Taxes other than income declined $3 million, or 3%, to $92 million in 2003 primarily due to a decline in local gross receipts taxes. This decline reflects the lagging effects of the change in revenue base on which the tax is calculated due to deregulation.

     Interest income increased $3 million to $15 million in 2003 reflecting an increase in the reimbursement from TXU Energy for higher carrying costs on regulatory assets.

      Interest expense and other charges increased by $19 million, or 31%, to $81 million in 2003 principally due to higher average interest rates. The higher average interest rates reflected issuances of higher rate long-term debt to replace lower rate advances from affiliates.

      Income tax expense was $31 million in 2003 (including $25 million related to operating income and $6 million related to nonoperating income), representing an effective tax rate of 33.7% in 2003, which was comparable to the 33.0% effective rate in 2002, with no significant offsetting items.

      Net income decreased $10 million, or 14%, to $61 million primarily due to higher interest expense. Net pension and postretirement benefit costs reduced net income by $8 million in 2003 and $3 million in 2002.

FINANCIAL CONDITION

Liquidity and Capital Resources

      Cash Flows -- Cash flows used by operating activities for the three months ended March 31, 2003 were $4 million, compared to $142 million for the three months ended March 31, 2002. The improved cash flow performance of $138 million was driven by favorable working capital (accounts receivable, inventory, and accounts payable) changes of $192 million, reflecting the unfavorable effect in the prior year of the start-up of billing REPs for transmission and distribution charges effective January 1, 2002. Operating cash flow comparisons were negatively impacted by the higher excess mitigation credit passed to retail electric providers (REPs) in 2003, the effect of which is primarily offset in financing costs as the related note receivable from TXU Energy is collected.

      Cash flows provided by financing activities were $43 million in 2003, compared to $249 million in 2002. Debt retirements totaled $250 million in 2003, including $235 million of first mortgage bonds and $15 million of medium term notes. Also in 2003, Oncor repurchased $50 million of common stock held by TXU US Holdings Company (US Holdings). A redemption deposit (restricted cash) of $138 million was used to fund a debt retirement. Advances from affiliates provided $158 million in 2003 compared to $440 million in 2002.

      Cash flows used in investing activities, which consisted primarily of capital expenditures, totaled $115 million and $141 million for the three months ended March 31, 2003 and 2002, respectively. Other investing activities in 2003 included a cash source of $9 million, primarily reflecting net proceeds from retirements of property, plant and equipment.


      Credit Facilities -- As of March 31, 2003, Oncor had a $150 million 364-day senior secured credit facility, expiring in December 2003, that was undrawn. The facility was cancelled in April 2003.

      In April 2003, a new $450 million revolving credit facility was established for TXU Energy Company LLC (TXU Energy) and Oncor that matures on February 25, 2005. The new facility will be used for working capital and other general corporate purposes, including commercial paper backup and letters of credit, and replaces the $1 billion 364-day revolving credit facility that expired in April 2003. Up to $450 million of letters of credit may be issued under the new facility.

      This new facility, as well as others available to US Holdings, will provide back-up for any future issuance of Oncor commercial paper. At March 31, 2003, Oncor had no outstanding commercial paper.

      Oncor is provided short-term financing by TXU Corp. and its affiliated companies. Oncor had short-term advances from affiliates of $217 million and $60 million outstanding as of March 31, 2003 and December 31, 2002, respectively. The weighted average interest rates on short-term borrowings at March 31, 2003 and December 31, 2002, were 2.39% and 2.45%, respectively.

      See Note 2 to Financial Statements for further detail of debt issuance and retirements.

      Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of March 31, 2003, Oncor, TXU Energy (through certain subsidiaries), and TXU Gas Company (TXU Gas) are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of March 31, 2003, Oncor had sold $52 million face amount of receivables to TXU Receivables Company under the program in exchange for cash of $13 million and $39 million in subordinated notes, with $0.1 million of losses on sales for the three months ended March 31, 2003, that principally represent the interest costs on the underlying financing. These losses approximated 6% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Funding under the program decreased from $16 million at December 31, 2002 to $13 million at March 31, 2003 primarily due to reserve requirements which apply factors from the prior 12-month period in determining the current period reserve. This period reflects the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and the Electric Reliability Council of Texas (ERCOT) for clearing customers switching and billing data upon the transition to competition.

      Upon termination, cash flows to the originators would be delayed as collections of sold receivables were used by TXU Receivables Company to repurchase the undivided interests of the financial institutions instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services, a subsidiary of TXU Corp., services the purchased receivables and is paid a market based servicing fee by TXU Receivables Company. The subordinated notes receivable from TXU Receivables Company represent Oncor's retained interests in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the balance sheet.

      In October 2002, the program was amended to extend the program to July 2003, to provide for reserve requirement adjustments as the quality of the portfolio changes and to provide for adjustments to reduce receivables in the program by the related amounts of customer deposits held by originators. In February 2003, the program was further amended to allow receivables 31-90 days past due into the program. TXU Corp. intends to extend the program upon expiration in July 2003.

      Contingencies Related to Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

         1) the credit rating for the long-term senior debt securities of all originators and the parent guarantor, if any, declines below BBB-by Standard & Poor's (S&P) or Baa3 by Moody's; or
         2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination.

     The delinquency and dilution ratios exceeded the relevant thresholds during the first quarter of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customer switching and billing data. The billing delays have been resolved, but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new provider of last resort (POLR) rules by the Public Utility Commission of Texas (Commission) and strengthened credit and collection policies and practices are expected to bring the ratios in consistent compliance with the program.

      Under the receivables sale program, all originators are required to maintain a `BBB-' (S&P) and a `Baa3' (Moody's) rating or better (or supply a parent guarantee with a similar rating). A downgrade below the required ratings for an originator would prevent that originator from selling its accounts receivables under the program. If all originators and the parent guarantor, if any, are downgraded so that there are no eligible originators, the facility would terminate.

      The accounts receivable program also contains a cross default provision - see discussion below.

Credit Ratings of TXU Corp., US Holdings, TXU Energy and Oncor

      The current credit ratings for TXU Corp., US Holdings, TXU Energy and Oncor are presented below:

                                TXU Corp.          US Holdings         TXU Energy            Oncor
                                 (Senior             (Senior            (Senior
                                Unsecured) Unsecured) Unsecured) (Secured)

S&P   .................            BBB-                BBB-               BBB                 BBB
Moody's................            Ba1                 Baa3               Baa2                Baa1
Fitch .................            BBB-                BBB-               BBB                 BBB+

      Moody's currently maintains a negative outlook for TXU Corp. and a stable outlook for US Holdings, TXU Energy and Oncor. Fitch Rating (Fitch) currently maintains a stable outlook for each such entity. Standard and Poor's (S&P) currently maintains a negative outlook for each such entity.

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

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of TXU Corp., US Holdings, Oncor and TXU Energy contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. As of March 31, 2003, TXU Corp., US Holdings, Oncor and TXU Energy were in compliance with all such applicable covenants.

      Certain financing and other arrangements of TXU Corp., US Holdings, Oncor and TXU Energy contain provisions that are specifically affected by changes in credit ratings and also include cross default provisions. The material provisions are described below.

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

      TXU Corp.'s $45 million and $55 million revolving facilities, which provide back-up for any Oncor and TXU Energy commercial paper issuances, contain a cross default provision with respect to any default by TXU Corp. or any US subsidiary thereof in respect of any indebtedness in a principal amount in excess of $50 million.

      A default by TXU Energy or Oncor or any subsidiary thereof in respect of indebtedness in a principal amount of $50 million or more would result in a cross default for such party under the $450 million joint TXU Energy/Oncor revolving credit facility. Under this revolving credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy, but not as to Oncor. Also, under this facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor, but not as to TXU Energy.

      The accounts receivable program, described above, contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross default threshold of $50,000. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

      Other arrangements, including leases, have cross default provisions, the triggering of which would not result in a significant effect on Oncor's liquidity.

      Capitalization -- In both January and April 2003, Oncor repurchased 1,250,000 shares of its common stock from US Holdings for $50 million. Resolutions have been passed to repurchase an additional 937,500 shares from US Holdings for $37.5 million in July 2003.

COMMITMENTS AND CONTINGENCIES

      See Note 4 to Financial Statements for discussion of contingencies. There were no material changes in cash commitments from those disclosed in the 2002 Form 10-K.

REGULATION AND RATES

      Regulatory Settlement Plan -- On December 31, 2001, US Holdings filed a settlement plan (Settlement Plan) with the Commission. It resolved all major pending issues related to US Holdings' transition to competition pursuant to the 1999 Restructuring Legislation. The settlement (Settlement) provided for in the Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement was approved by the Commission in June 2002 and has become final.

      Excess Mitigation Credit -- Beginning in 2002, Oncor began implementing an excess stranded cost mitigation credit designed to result in a $350 million, plus interest, reduction to transmission and distribution (T&D) rates charged to REPs applied over a two-year period. The actual amount of this credit is expected to be somewhat higher as delivery volumes are anticipated to be higher than initially estimated; however, Oncor's earnings will be unaffected by the increase as TXU Energy will fund the increased credit.

      Regulatory Asset Securitization -- In accordance with the Settlement, Oncor received a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to recover regulatory assets and other qualified costs. The Settlement provides that there can be an initial issuance of securitization bonds in the amount of up to $500 million, followed by a second issuance of the remainder after 2003. The Settlement resolves all issues related to regulatory assets and liabilities.

      Retail Clawback -- If, as currently expected, TXU Energy retains more than 60% of its historical residential and small commercial power consumption after the first two years of competition, the amount of the retail clawback credit will be equal to the number of residential and small commercial customers retained by TXU Energy in its historical service territory on January 1, 2004, less the number of new customers TXU Energy has added outside of its historical service territory as of January 1, 2004, multiplied by $90. This determination will be made separately for the residential and small commercial classes. The credit, if any, will be applied to T&D rates charged by Oncor to REPs, including TXU Energy, over a two-year period beginning January 1, 2004. Under the settlement agreement, TXU Energy will make a compliance filing with the Commission reflecting customer count as of January 2004. In the fourth quarter of 2002, TXU Energy recorded a $185 million ($120 million after-tax) charge for the retail clawback, which represents the current best estimate of the amount to be funded to Oncor over the two-year period.

      Transmission Rates -- Under Commission rules, transmission service providers are allowed to update transmission rates on an annual basis to reflect changes in invested capital. On March 27, 2003, Oncor filed with the Commission a request for an interim update of its previously approved wholesale transmission rates. The increased annual revenue related to this request is approximately $28.4 million. The Commission approved Oncor's request as filed and the new rates were effective May 9, 2003.

      Summary -- Although Oncor cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments other than those discussed in the Oncor 2002 Form 10-K and this Form 10-Q, which might significantly alter Oncor's financial position, results of operations or cash flows.

CHANGES IN ACCOUNTING STANDARDS

      See Note 1 to Financial Statements for a discussion of changes in accounting standards.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following risk factors are being presented in consideration of industry practice with respect to disclosure of such information in filings under the Securities Exchange Act of 1934, as amended.

      Some important factors, in addition to others specifically addressed in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, that could have a significant impact on Oncor's operations, financial results and financial condition, and could cause Oncor's actual results or outcomes to differ materially from any projected outcomes contained in any forward-looking statements in this report, include:

      Oncor's businesses operate in changing market environments influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. Oncor will need to adapt to these changes and may face increasing competitive pressure.

      Oncor is subject to changes in laws or regulations, including the Federal Power Act, as amended, and the Public Utility Holding Company Act of 1935, as amended, changing governmental policies and regulatory actions, including those of the Commission and the Federal Energy Regulatory Commission (FERC), with respect to matters including, but not limited to, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities and return on invested capital.

      Existing laws and regulations governing the market structure in Texas, including the provisions of the 1999 Restructuring Legislation, could be reconsidered, revised or reinterpreted, or new laws or regulations could be adopted.

      Oncor is subject to the effects of new or changes in, income tax rates or policies and increases in taxes related to property, plant and equipment and gross receipts and other taxes. Further, Oncor is subject to audit and reversal of its tax positions by the Internal Revenue Service and other taxing authorities.

      Oncor is subject to extensive federal, state and local environmental statutes, rules and regulations. There are capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could increase in the future.

      Oncor has recorded a receivable due from TXU Energy for incremental income taxes Oncor will pay as it collects from customers amounts equivalent to the $1.3 billion principal amount of the securitization bonds. TXU Energy continues to reimburse Oncor for the excess mitigation credit passed to REP customers by Oncor and for carrying costs on regulatory assets. Oncor is subject to risks of nonperformance of TXU Energy regarding these matters.

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

      The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact Oncor's ability to sustain and grow its businesses, which are capital intensive, and would likely increase its capital costs. Oncor relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. Oncor's access to the financial markets could be adversely impacted by various factors, such as:

o changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;
o inability to access commercial paper markets;
o a deterioration of Oncor's credit or a reduction in Oncor's credit ratings or the credit ratings of its subsidiaries;
o a material breakdown in Oncor's risk management procedures; and
o the occurrence of material adverse changes in Oncor's business that restrict Oncor's ability to access its liquidity facilities.

      The current credit ratings for TXU Corp.'s and its subsidiaries' long-term debt are investment grade, except for Moody's credit rating for long-term debt of TXU Corp. (the holding company), which is one notch below investment grade. A rating reflects only the view of a rating agency, and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. If S&P, Moody's or Fitch were to downgrade TXU Corp.'s and/or its subsidiaries' long-term ratings, particularly below investment grade, borrowing costs would increase and the potential pool of investors and funding sources would likely decrease.

      In addition, as discussed elsewhere in this Quarterly Report on Form 10-Q and in Oncor's 2002 Form 10-K, the terms of certain financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

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

      Oncor's ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables. Should any such efforts be unsuccessful, Oncor could be subject to additional costs and/or the write-off of its investment in the project or improvement.

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

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by Oncor contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although Oncor believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under RISK FACTORS THAT MAY EFFECT FUTURE RESULTS and factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Oncor's 2002 Form 10-K, that could cause the actual results of Oncor to differ materially from those projected in such forward-looking statements.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosure About Market Risk included in Oncor's 2002 Form 10-K and is, therefore, not presented herein.

ITEM 4.  CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of Oncor's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect within 90 days of the filing date of this quarterly report. Based on the evaluation performed, Oncor's management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. There were no significant changes in Oncor's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.


                       PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits filed as a part of Part II are:

       99(a) Condensed Statements of Consolidated Income - Twelve Months Ended
             March 31, 2003.

       99(b) Section 906 Certification of Chief Executive Officer.

       99(c) Section 906 Certification of Chief Financial Officer.

     (b)   Reports on Form 8-K filed since December 31, 2002:

           April 30, 2003    Item 5.  Other Events and Regulation FD Disclosure
                             Item 7.  Exhibits

           May 1, 2003       Item 7.  Exhibits
           (Form 8-K/A)

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                      ONCOR ELECTRIC DELIVERY COMPANY


                                      By          /s/ Biggs C. Porter
                                           ------------------------------
                                           Biggs C. Porter
                                           Vice President,
                                              Principal Accounting Officer





Date:  May 15, 2003

                         ONCOR ELECTRIC DELIVERY COMPANY
                       Certificate Pursuant to Section 302
                         of Sarbanes - Oxley Act of 2002
                              CERTIFICATION OF CEO


     I, Erle Nye, Chairman of the Board and Chief Executive of Oncor Electric Delivery Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Oncor Electric Delivery Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 15, 2003                      /s/   Erle Nye
                             --------------------------------------------------
                             Signature: Erle Nye
                             Title: Chairman of the Board and Chief Executive

                         ONCOR ELECTRIC DELIVERY COMPANY
                       Certificate Pursuant to Section 302
                         of Sarbanes - Oxley Act of 2002
                              CERTIFICATION OF PFO


     I, Scott Longhurst, Principal Financial Officer of Oncor Electric Delivery Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Oncor Electric Delivery Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 15, 2003                        /s/ Scott Longhurst
                             ---------------------------------------------------
                             Signature: Scott Longhurst
                             Title: Principal Financial Officer