Form 10-Q
period 2003-06-30
ONCOR ELECTRIC DELIVERY CO
filed 2003-08-13
CIK 1193311

-------------------------------------------------------------------------------

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                  ---------------------------------

                             FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                              - OR -


      [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   ------------------------------


                 Commission File Number 333-100240


                  Oncor Electric Delivery Company



A Texas Corporation                       I.R.S. Employer Identification
                                          No. 75-2967830

             500 N. AKARD STREET, DALLAS, TEXAS 75201
                        (214) 486-2000


                -------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X_

Common Stock outstanding at August 8, 2003: Oncor Electric Delivery Company - 64,174,500 shares, without par value

--------------------------------------------------------------------------------

                            TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                       Page

Glossary......................................................          ii


PART I. FINANCIAL INFORMATION



 Item 1.  Financial Statements


  Condensed Statements of Consolidated Income and Comprehensive Income -
  Three and Six Months Ended June 30, 2003 and 2002............          1

  Condensed Statements of Consolidated Cash Flows -
  Six Months Ended June 30, 2003 and 2002......................          2

  Condensed Consolidated Balance Sheets -
  June 30, 2003 and December 31, 2002..........................          3

  Notes to Financial Statements................................          4

  Independent Accountants' Report..............................         11

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................         12

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk    21

 Item 4.  Controls and Procedures..............................         21

PART II. OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K.....................         22

SIGNATURE......................................................         23


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

                             GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation........Legislation that restructured the electric utility industry in Texas to
                                      provide for competition

2002 Form 10-K........................Oncor Electric Delivery Company's Annual
                                      Report on Form 10-K for the year ended
                                      December 31, 2002

Commission............................Public Utility Commission of Texas

EITF..................................Emerging Issues Task Force

EITF 01-8.............................EITF Issue No. 01-8, "Determining Whether
                                      an Arrangement Contains a Lease"

EITF 02-3 ............................EITF Issue No. 02-3, "Issues Involved in
                                      Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities"

ERCOT.................................Electric Reliability Council of Texas

FIN...................................Financial Accounting Standards Board
                                      Interpretation

FIN 45................................FIN No. 45, "Guarantor's Accounting and
                                      Disclosure Requirements for Guarantees,
                                      Including Indirect Guarantees of
                                      Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FIN No. 34"

FIN 46................................FIN No. 46, "Consolidation of Variable
                                      Interest Entities"

Fitch.................................Fitch Ratings, Ltd.

Moody's...............................Moody's Investors Services, Inc.

Oncor.................................Oncor Electric Delivery Company or Oncor
                                      Electric Delivery Company and its
                                      consolidated subsidiaries, depending on
                                      the context

POLR..................................provider of last resort

REPs..................................retail electric providers

S&P...................................Standard & Poor's, a division of the
                                      McGraw Hill Companies

SEC...................................United States Securities and Exchange
                                      Commission

Settlement............................regulatory settlement agreed to by the
                                      Commission in 2002

Settlement Plan.......................regulatory settlement plan filed with the
                                      Commission in December 2001

SFAS..................................Statement of Financial Accounting
                                      Standards

SFAS 145..............................SFAS No. 145, "Rescission of FASB
                                      Statements No. 4, 44 and 64, Amendment of
                                      FASB Statement 13, and Technical
                                      Corrections"

SFAS 146..............................SFAS No. 146, "Accounting for Costs
                                      Associated with Exit or Disposal
                                      Activities"

SFAS 149..............................SFAS No. 149, "Amendment of Statement 133
                                      on Derivative Instruments and Hedging
                                      Activities"

SFAS 150..............................SFAS No. 150, "Accounting for Certain
                                      Financial Instruments with Characteristics of both Liabilities and Equity"

T&D...................................transmission and distribution

TXU Energy............................TXU Energy Company LLC

TXU Gas...............................TXU Gas Company

US....................................United States of America

US GAAP...............................accounting principles generally accepted in the US

US Holdings...........................TXU US Holdings Company


                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   ONCOR ELECTRIC DELIVERY COMPANY
             CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                            (Unaudited)


                                                               Three Months Ended           Six Months Ended
                                                                   June 30,                     June 30,
                                                              ------------------           ----------------
                                                                 2003    2002                  2003    2002
                                                                 ----    ----                  ----    ----
                                                                            (millions of dollars)

Operating revenues:
   Affiliated...................................                 $349    $397                 $ 726   $ 813
   Nonaffiliated................................                  137     103                   266     181
                                                                  ---     ---                   ---     ---
    Total operating revenues ...................                  486     500                   992     994
                                                                  ---     ---                   ---     ---
Operating expenses:
   Operation and maintenance ...................                  190     189                   378     367
   Depreciation and amortization ...............                   68      67                   137     131
   Income taxes.................................                   18      29                    43      62
   Taxes, other than income.....................                   93      92                   185     187
                                                                  ---     ---                   ---     ---
    Total operating expenses....................                  369     377                   743     747
                                                                  ---     ---                   ---     ---

Operating income................................                  117     123                   249     247

Other income and deductions:
   Other income.................................                    2       1                     4       2
   Other deductions......... ...................                    2       1                     3       3
   Nonoperating income taxes....................                    5       4                    11       6

Interest income - affiliates....................                   14      11                    29      23

Interest expense and other charges                                 74      65                   155     127
                                                                  ---     ---                   ---     ---

Net income......................................                 $ 52    $ 65                 $ 113   $ 136
                                                                  ---     ---                   ---     ---


              CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                 Three Months Ended        Six Months Ended
                                                                        June 30,               June 30,
                                                                 ------------------        ----------------
                                                                      2003  2002             2003     2002
                                                                            (millions of dollars)

Net income.....................................                  $ 52      $ 65             $ 113    $ 136
Other comprehensive income, net of tax effects:
 Cash flow hedge activity -
  Net change in fair value of derivatives (net of tax              --       (26)               --      (25)
  benefit of $14 and $14)......................
  Amounts realized in earnings during the period.....               1        --                 1       --
                                                                  ---       ---               ---      ---
  Total.............................................                1       (26)                1      (25)
                                                                  ---       ---               ---      ---
Comprehensive income.................................            $ 53      $ 39             $ 114    $ 111
                                                                  ---       ---               ---      ---

See Notes to Financial Statements.



                         ONCOR ELECTRIC DELIVERY COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                              ----------------
                                                                                             2003           2002
                                                                                             ----           ----
                                                                                            (millions of dollars)
Cash flows -- operating activities:
     Net income.................................................................             $113           $136
     Adjustments  to  reconcile  net income to cash  provided  by (used in)  operating activities:
         Depreciation and amortization ...........................................            142            143
         Deferred income taxes and investment tax credits-- net ..................             75             67
     Changes in operating assets and liabilities .................................           (213)          (415)
                                                                                             -----          -----
       Cash provided by (used in) operating activities............................            117            (69)
                                                                                             -----          -----
Cash flows -- financing activities:
   Issuances of long-term debt....................................................             --          1,200
   Retirements/repurchases of debt................................................           (321)          (352)
   Capital contribution from parent..............................................             250            --
   Repurchase of common stock.....................................................           (100)           (50)
   Net issuances of commercial paper..............................................             --            295
   Net change in advances from affiliates.........................................            (47)          (780)
   Decrease in note receivable from TXU Energy related to a regulatory liability..             99             46
   Redemption deposit applied to debt retirement..................................            210             --
   Debt premium, discount, financing, and reacquisition expenses..................             (4)           (20)
                                                                                             -----          -----
       Cash provided by financing activities......................................             87            339
                                                                                             -----          -----
Cash flows -- investing activities:
   Capital expenditures...........................................................           (245)          (265)
   Other..........................................................................              6            (39)
                                                                                             -----          -----
       Cash used in investing activities..........................................           (239)          (304)
                                                                                             -----          -----

Net change in cash and cash equivalents...........................................            (35)           (34)

Cash and cash equivalents-- beginning balance......................................            77             35
                                                                                             -----          -----
Cash and cash equivalents-- ending balance........................................           $ 42           $  1
                                                                                             -----          -----

See Notes to Financial Statements.




                         ONCOR ELECTRIC DELIVERY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                            June 30,      December 31,
                                                                                              2003            2002
                                                                                            -------       -----------
                                                                                             (millions of dollars)
                                        ASSETS

Current assets:
   Cash and cash equivalents..................................................             $      42        $      77
   Restricted cash............................................................                    --              210

   Accounts receivable:
      Affiliates (principally TXU Energy).....................................                   262              213
      Trade...................................................................                    92               62
   Inventories................................................................                    38               40
   Note receivable from TXU Energy............................................                    71              170
   Other current assets.......................................................                    57               35
                                                                                                -----            -----
      Total current assets....................................................                   562              807

Investments...................................................................                    27               29
Property, plant and equipment - net...........................................                 6,162            6,056
Due from TXU Energy...........................................................                   437              437
Regulatory assets - net.......................................................                 1,770            1,630
Other noncurrent assets.......................................................                    65               63
                                                                                               -----            -----
      Total assets............................................................             $   9,023        $   9,022
                                                                                               -----            -----
                         LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Advances from affiliates...................................................             $      13        $      60
   Long-term debt due currently...............................................                   100              319
   Accounts payable - trade...................................................                    53               30
   Accrued taxes..............................................................                    70              142
   Accrued interest...........................................................                    92               70
   Other current liabilities..................................................                    99               92
                                                                                                -----           -----
      Total current liabilities ..............................................                   427              713

Accumulated deferred income taxes and investment tax credits..................                 1,433            1,370
Other noncurrent liabilities and deferred credits.............................                   269              210
Long-term debt, less amounts due currently....................................                 3,981            4,080

Contingencies (Note 4)

Shareholder's equity (Note 3).................................................                 2,913            2,649
                                                                                               -----            -----
      Total liabilities and shareholder's equity..............................             $   9,023        $   9,022
                                                                                               -----            -----
   See Notes to Financial Statements.

                         ONCOR ELECTRIC DELIVERY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. SIGNIFICANT ACCOUNTING POLICIES

       Description of Business - Oncor is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp.

       Oncor is a regulated electricity T&D company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A majority of Oncor's revenues represent fees for delivery services provided to TXU Energy, a wholly-owned subsidiary of US Holdings. For the six months ended June 30, 2003, such affiliated revenues represented 73% of Oncor's revenues.

       Oncor is managed as an integrated business; consequently, there are no separate reportable business segments.

       Basis of Presentation -- The condensed consolidated financial statements of Oncor have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2002 Form 10-K.

       In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2002 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated. Certain previously reported amounts have been reclassified to conform to current classifications.

       Changes in Accounting Standards --SFAS 145, regarding classification of items as extraordinary, became effective on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." The adoption of SFAS 145 did not result in a reclassification for the six months ended June 30, 2002.

       SFAS 146, regarding exit costs, became effective on January 1, 2003.
SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value. The adoption of SFAS 146 did not impact results of operations for the six months ended June 30, 2003.

       FIN 45 requires recording the fair value of guarantees upon issuance or modification after December 31, 2002. The interpretation also requires expanded disclosures of guarantees (see Note 4 under Residual value guarantees in operating leases). The adoption of FIN 45 did not materially impact results of operations for the six months ended June 30, 2003.

       FIN 46 was issued in January 2003. FIN 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. This guidance will be effective for existing variable interest entities in the quarter ending September 30, 2003 and immediately for any new variable interest entities. The adoption of FIN 46 did not and is not expected to impact financial position or results of operations.

       SFAS 149 was issued in April 2003 and became effective for contracts entered into or modified after June 30, 2003. SFAS 149 clarifies what contracts may be eligible for the normal purchase and sale exception, the definition of a derivative and the treatment in the statement of cash flows when a derivative contains a financing component. The adoption of SFAS 149 is not expected to impact financial position or results of operations.

       SFAS 150 was issued in May 2003 and became effective June 1, 2003 for new financial instruments and July 1, 2003 for existing financial instruments. SFAS 150 requires that certain mandatorily redeemable preferred securities be classified as liabilities beginning July 1, 2003. SFAS 150 is not expected to impact financial position.

       EITF 01-8 was issued in May 2003 and is effective prospectively for arrangements that are new, modified or committed to beginning July 1, 2003. This guidance may require that certain types of arrangements be accounted for as leases, including tolling and power supply contracts, take-or-pay contracts and service contracts involving the use of specific property and equipment. The adoption of EITF 01-8 is not expected to impact financial position or results of operations.

2. FINANCING ARRANGEMENTS

       Credit Facilities -- At June 30, 2003, Oncor and TXU Energy had a $450 million revolving credit facility that matures on February 25, 2005. This facility is used for working capital and other general corporate purposes, including letters of credit, and replaced the $1 billion 364-day revolving credit facility that expired in April 2003. Up to $450 million of letters of credit may be issued under this facility. As of June 30, 2003, there were $21 million of outstanding letters of credit issued by TXU Energy, but no cash borrowings under this facility.

       This facility, as well as others available to US Holdings, will provide back-up for any future issuance of commercial paper by Oncor and TXU Energy. At June 30, 2003, Oncor had no outstanding commercial paper.

       Oncor is provided short-term financing by TXU Corp. and its affiliated companies. Oncor had short-term advances from affiliates of $13 million and $60 million outstanding as of June 30, 2003 and December 31, 2002, respectively. The weighted average interest rates on short-term borrowings at June 30, 2003 and December 31, 2002, were 3.07% and 2.45%, respectively.

       Long-term Debt -- At June 30, 2003 and December 31, 2002, Oncor's long-term debt consisted of the following:






                                                                                             June 30,    December 31,
                                                                                               2003          2002
                                                                                             --------    -----------

    9.530% Fixed Medium Term Secured Notes due January 30, 2003......................       $   --      $     4
    9.700% Fixed Medium Term Secured Notes due February 28, 2003.....................           --           11
    6.750% Fixed First Mortgage Bonds due March 1, 2003..............................           --          133
    6.750% Fixed First Mortgage Bonds due April 1, 2003..............................           --           70
    8.250% Fixed First Mortgage Bonds due April 1, 2004..............................          100          100
    6.250% Fixed First Mortgage Bonds due October 1, 2004............................          121          121
    6.750% Fixed First Mortgage Bonds due July 1, 2005...............................           92           92
    7.875% Fixed First Mortgage Bonds due March 1, 2023..............................          224          224
    8.750% Fixed First Mortgage Bonds due November 1, 2023...........................           --          103
    7.875% Fixed First Mortgage Bonds due April 1, 2024..............................          133          133
    7.625% Fixed First Mortgage Bonds due July 1, 2025...............................          215          215
    7.375% Fixed First Mortgage Bonds due October 1, 2025............................          178          178
    6.375% Fixed Senior Secured Notes due May 1, 2012................................          700          700
    7.000% Fixed Senior Secured Notes due May 1, 2032................................          500          500
    6.375% Fixed Senior Secured Notes due January 15, 2015...........................          500          500
    7.250% Fixed Senior Secured Notes due January 15, 2033...........................          350          350
    5.000% Fixed Debentures due September 1, 2007....................................          200          200
    7.000% Fixed Debentures due September 1, 2022....................................          800          800
    Unamortized premium and discount.................................................          (32)         (35)
                                                                                             -----        -----
     Total Oncor.....................................................................        4,081        4,399
                                                                                             -----        -----
    Less amount due currently........................................................          100          319
                                                                                             -----        -----
    Total long-term debt.............................................................      $ 3,981      $ 4,080
                                                                                             -----        -----

       In April 2003, Oncor repaid all ($70 million principal amount) of its First Mortgage Bonds, 6.75% Series, at the maturity date for par value plus accrued interest. A restricted cash deposit of $72 million was utilized to fund the maturity.

       In March 2003, Oncor repaid all ($133 million principal amount) of its First Mortgage Bonds, 6.75% Series, at the maturity date for par value plus accrued interest. A restricted cash deposit of $138 million was utilized to fund the maturity.

       In March 2003, Oncor redeemed all ($103 million principal amount) of its First Mortgage and Collateral Trust Bonds, 8.75% Series due November 1, 2023, at 104.01% of the principal amount thereof, plus accrued interest to the redemption date.

       Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of June 30, 2003, TXU Energy (through certain subsidiaries), Oncor and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. The June 30, 2003 financial statements reflect the sale of $64 million face amount of Oncor's receivables to TXU Receivables Company under the program in exchange for cash of $30 million and $34 million in subordinated notes, with $0.3 million of losses on sales for the six months ended June 30, 2003 that principally represents the interest costs on the underlying financing. These losses approximated 6% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Funding under the program increased $12 million in the six month period ended June 30, 2003 primarily due to reserve requirements that were reduced through a temporary amendment in recognition of improving collection trends. Funding increases or decreases under the program are reflected as cash provided by or used in operating activities.

       Upon termination, cash flows to the originators would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests of the financial institutions instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services Company, a subsidiary of TXU Corp., services the purchased receivables and is paid a market based servicing fee by TXU Receivables Company. The subordinated notes receivable from TXU Receivables Company represent TXU Corp.'s subsidiaries' retained interests in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the consolidated balance sheet.

       In August 2003, the program was amended to extend the term to July
2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003. The program was also amended to coincide with the credit facilities' covenants by removing investment grade credit ratings as a requirement of an eligible originator and substituting maintenance of fixed charge coverage ratios and debt to capital ratios as requirements of an eligible originator. In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition.

       Contingencies Related to Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1) each of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;
      2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

       The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new POLR rules by the Commission and strengthened credit and collection policies and practices are expected to bring the ratios into consistent compliance with the program.

       Under the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or supply a parent guarantor that meets the ratio requirements). The failure by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate. Prior to the August 2003 amendment extending the program, originator eligibility was predicated on the maintenance of an investment grade credit rating.

       Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of Oncor contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. As of June 30, 2003, Oncor and its subsidiaries were in compliance with all such applicable covenants.

       Certain financing and other arrangements of Oncor contain provisions that are specifically affected by changes in credit ratings and also include cross default provisions. The material cross default provisions are described below.

       Other agreements of Oncor, including some of the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of Oncor or its subsidiaries.

      Cross Default Provisions
      ------------------------

       Certain financing arrangements of Oncor contain provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

       A default by TXU Energy or Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 milllion or more would result in a cross default for such party under the TXU Energy/Oncor $450 million revolving credit facility, a default by TXU Energy or any subsidiary therof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor, but not as to TXU Energy.

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

3. SHAREHOLDER'S EQUITY


                                                                               June 30,          December 31,
                                                                                 2003                2002
                                                                               -------           -----------

   Common stock without par value:
      Authorized shares - 100,000,000.................................          $2,701             $2,551
      Outstanding shares:  June 30, 2003 - 65,112,000 and
        December 31, 2002 - 67,612,000
   Retained earnings..................................................             235                122
   Accumulated other comprehensive loss...............................             (23)               (24)
                                                                                 -----              -----
        Total shareholder's equity....................................          $2,913             $2,649
                                                                                 -----              -----


       In January and April 2003, Oncor repurchased a total of 2,500,000 shares of its common stock from US Holdings for $100 million. In May 2003, Oncor received a capital contribution from US Holdings of $250 million. The Board of Directors passed resolutions to repurchase an additional 937,500 shares from US Holdings for $37.5 million in both July and October 2003.

       An Oncor mortgage restricts its payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of TXU Corp.'s subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At June 30, 2003, there were no restrictions on the payment of dividends under these provisions.

4. CONTINGENCIES

       Residual value guarantees in operating leases -- Oncor is the lessee under various operating leases that obligate it to guarantee the residual values of the leased facilities. At June 30, 2003, the aggregate maximum amount of residual values guaranteed was approximately $63 million with an estimated residual recovery of approximately $62 million. The average life of the lease portfolio is approximately four years.

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

5. SUPPLEMENTARY FINANCIAL INFORMATION

      Interest Expense and Other Charges --

                                                                                Three Months Ended           Six Months Ended
                                                                                     June 30,                    June 30,
                                                                                ------------------           ----------------
                                                                                 2003          2002          2003         2002
                                                                                 ----          ----          ----         ----

Interest.............................................................           $  74          $  65         $ 153       $ 125
Amortization of debt discounts and issuance costs....................               1              2             4           5
Allowance  for borrowed  funds used during  construction  and  capitalized         (1)            (2)           (2)         (3)
interest.............................................................             ---            ---           ---         ---
       Total interest expense and Other charges....................             $  74          $  65         $ 155       $ 127
                                                                                  ---            ---           ---         ---





       Other Income and Other Deductions -- Other income and other deductions consist of several individually immaterial items.



       Regulatory Assets and Liabilities --

                                                                                          June 30,     December 31,
                                                                                           2003           2002
                                                                                          -------      -----------

Regulatory Assets
Generation-related regulatory assets subject to securitization..............              $ 1,652       $ 1,652
Securities reacquisition costs..............................................                  124           124
Recoverable deferred income taxes-- net.....................................                   78            76
Other regulatory assets.....................................................                   99            46
                                                                                           ------       -------
     Total regulatory assets................................................                1,953         1,898
                                                                                           ------       -------
Regulatory Liabilities
Liability related to excess mitigation......................................                   91           170
Investment tax credit related and protected excess deferred taxes...........                   92            98
                                                                                           ------        ------
     Total regulatory liabilities...........................................                  183           268
                                                                                           ------        ------
     Net regulatory assets..................................................              $ 1,770       $ 1,630
                                                                                           ------        ------

       Included above are assets of $1.8 billion at June 30, 2003 and December 31, 2002, that were not earning a return. Of the assets not earning a return, $1.652 billion is expected to be recovered over the term of the securitization bonds expected to be issued by Oncor in the third quarter of 2003 and the first half of 2004 pursuant to the regulatory Settlement Plan. All other regulatory assets have a remaining recovery period of 15 to 48 years.

       Included in other regulatory assets as of June 30, 2003 was $41 million related to nuclear decommissioning liabilities.

       Restricted Cash -- As of June 30, 2003, all $210 million of the net proceeds from Oncor's issuance of senior secured notes in December 2002, held in trust at December 31, 2002, had been used to repay interest and principal of First Mortgage Bonds of Oncor due March and April 2003.

       Accounts Receivable --Accounts receivable at June 30, 2003 and
December 31, 2002 of $354 million and $275 million (including amounts due from affiliates) included unbilled revenues of $98 million and $97 million, respectively. At June 30, 2003 and December 31, 2002, accounts receivable are stated net of allowance for uncollectible accounts of $2 million and $1 million, respectively.

       Intangible Assets -- SFAS 142, "Goodwill and Other Intangible
Assets," became effective for Oncor on January 1, 2002. SFAS 142 requires the discontinuance of goodwill amortization and additional disclosures regarding intangible assets (other than goodwill) that are amortized or not amortized:


                                                   As of June 30, 2003              As of December 31, 2002
                                            ------------------------------       -----------------------------
                                             Gross                                Gross
                                            Carrying   Accumulated               Carrying   Accumulated
                                             Amount   Amortization     Net        Amount   Amortization     Net
                                            --------  ------------     ---       --------  -------------    ---
Amortized intangible assets
 (included in property, plant
  and equipment):

    Capitalized software..............        $148        $ 62        $ 86          $148       $ 53        $ 95
    Land easements....................         160          55         105           168         52         116
                                               ---         ---         ---           ---        ---         ---
          Total.......................        $308        $117        $191          $316       $105        $211
                                               ---         ---         ---           ---        ---         ---

       Amortization expense for intangible assets was $12 million and $10 million for the six months ended June 30, 2003 and 2002, respectively.

       Oncor's unamortized intangible assets consist of goodwill of $25 million, reported in investments on the balance sheet.

       Property, Plant and Equipment -- At June 30, 2003 and December 31, 2002, property, plant and equipment of $6.2 billion and $6.1 billion is stated net of accumulated depreciation and amortization of $3.2 billion and $3.0 billion, respectively.

       As of June 30, 2003, substantially all of Oncor's property, plant and equipment was pledged as collateral for Oncor's first mortgage bonds and senior secured notes.

       Derivative Financial Instruments and Hedging Activities -- During
2003, Oncor has not utilized hedging instruments, although Oncor may enter into hedges in the future. During 2002, Oncor's hedges matched the terms of the underlying financing transaction. As a result, Oncor experienced no hedge ineffectiveness during the six months ended June 30, 2003 or 2002.

       As of June 30, 2003, it is expected that $1 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the amortization of the value of terminated interest payment hedges over the next twelve months.

       Affiliate Transactions -- The following represent significant affiliate transactions of Oncor:

o        Oncor records revenue from TXU Energy for electricity delivery fees.
         For the three months ended June 30, 2003 and 2002, these revenues were $349 million and $397 million, respectively. For the six months ended June 30, 2003 and 2002, these revenue were $726 million and $813 million, respectively.
o Oncor records interest income receivable from TXU Energy with respect to Oncor's generation-related regulatory assets that are subject to securitization. The interest income reimburses Oncor for the interest expense Oncor incurs on that portion of its debt deemed to be associated with the generation-related regulatory assets. For the three months ended June 30, 2003 and 2002, this interest income totaled $12 million and $5 million, respectively. For the six months ended June 30, 2003 and 2002, this interest income totaled $24 million and $11 million, respectively.
o Under terms of the Settlement Plan, Oncor expects to issue securitization bonds in the principal amount of $1.3 billion. The incremental income taxes Oncor will pay on the increased delivery fees to be charged to Oncor's customers related to the bonds will be reimbursed by TXU Energy. Therefore, Oncor's financial statements reflect a $437 million receivable from TXU Energy that will be extinguished as Oncor pays the related income taxes.
o Oncor has a note receivable from TXU Energy related to the excess mitigation credit established in accordance with the Settlement Plan. Oncor has implemented the $350 million credit, plus interest, as a credit applied to delivery fees billed to REPs,including TXU Energy, for a two-year period ending December 31, 2003. At June 30, 2003, the note receivable balance was $71 million. The principal and interest payments on the note receivable from TXU Energy reimburse Oncor for the credit applied to receivables from REPs. For the three months ended June 30, 2003 and 2002, the principal payments received on the note receivable totaled $47 million and $33 million, respectively and the interest income totaled $2 million and $6 million, respectively. For the six months ended June 30, 2003 and 2002, the principal payments received on the note receivable totaled $99 million and $46 million, respectively and the interest income totaled $5 million and $12 million, respectively.
o Oncor charges TXU Gas Company, a subsidiary of TXU Corp., for customer and administrative services. For the three months ended June 30, 2003 and 2002, these charges totaled $7 million each quarter. For the six months ended June 30, 2003 and 2002, these charges totaled $15 million and $14 million, respectively, and are largely reported as a reduction in operation and maintenance expenses.
o Average daily short-term advances from affiliates for the three months ended June 30, 2003 and 2002, were $142 million and $1.2 billion, respectively. Interest expense incurred on the advances was $1 million and $9 million, respectively, and the weighted average interest rates for the respective periods were 3.07% and 2.33%. Average daily short-term advances from affiliates for the six months ended June 30, 2003 and 2002 were $136 million and $1.4 billion, respectively. Interest expense incurred on the advances was $2 million and $21 million, respectively, and the weighted average interest rates for the respective periods were 2.7% and 3.04%.
o TXU Business Services Company, a subsidiary of TXU Corp., charges Oncor for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For the three months ended June 30, 2003 and 2002, these costs totaled $27 million and $37 million, respectively. For the six months ended June 30, 2003 and 2002, these costs totaled $55 million and $71 million, respectively and are included in operation and maintenance expense.

INDEPENDENT ACCOUNTANTS' REPORT


Oncor Electric Delivery Company:

We have reviewed the accompanying condensed consolidated balance sheet of Oncor Electric Delivery Company and subsidiaries (Oncor) as of June 30, 2003, and the related condensed statements of consolidated income and of comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002, and the condensed statements of consolidated cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of Oncor's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas
August 12, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       Oncor is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp.

       Oncor is a regulated electricity T&D company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A majority of Oncor's revenues represent fees for delivery services provided to TXU Energy, a wholly-owned subsidiary of US Holdings. For the six months ended June 30, 2003, such affiliated revenues represented 73% of Oncor's revenues.

       Oncor is managed as an integrated business; consequently, there are no separate reportable business segments.


                                                                  Three Months Ended       Six Months Ended
                                                                        June 30,                 June 30,
                                                                  ------------------       ----------------
                                                                  2003        2002         2003        2002
                                                                  ----        ----         ----        ----

Operating statistics
Delivered electricity volumes (gigawatt hours)............       24,378      26,232       48,286      49,818

Electric points of delivery (end of period and in thousands)                               2,909       2,887

Operating revenues (million of dollars):
     Affiliated - TXU Energy..............................       $  349      $  397       $  726      $  813
     Non-affiliated.......................................          137         103          266         181
                                                                 ------      ------       ------      ------
     Total ...............................................       $  486      $  500       $  992      $  994
                                                                 ------      ------       ------      ------


Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002
-----------------------------------------------------------------------------

       Operating revenues decreased $14 million, or 3%, to $486 million in 2003. The decrease reflected higher unbilled revenues in 2002 resulting from billing issues associated with the transition to competition, as previously disclosed. Delivered electricity volumes for the year 2003 are expected to grow 2% over 2002 levels. The revenue decline was partially offset by $8 million in increased disconnect/reconnect fees due to new POLR rules in 2003 and greater competition-related customer switching activities and $2 million in higher transmission revenues due to increased tariffs. Increased wholesale transmission rates approved by the Commission and effective in May 2003 and a related increase in distribution tariffs, expected to be approved by the Commission in the third quarter of 2003, are expected to result in an estimated $44 million in incremental revenues on an annualized basis.

      Operation and maintenance expenses increased by $1 million, or 1%, to $190 million in 2003. The increase reflected higher transmission costs paid to other utilities, partially offset by lower employee-related and outside consulting expenses arising from cost savings initiatives implemented in late 2002.

      Depreciation and amortization increased $1 million, or 2%, to $68 million. The increase reflects investments in delivery facilities to support growth and normal replacements of equipment.

      Taxes other than income rose $1 million, or 1%, to $93 million in 2003 primarily due to an increase in state franchise taxes and ad valorem taxes, partially offset by a decline in local gross receipts taxes due to lower revenues on which such taxes are based.

      Interest income increased $3 million in 2003 reflecting a $7 million increase in the reimbursement from TXU Energy for higher carrying costs on regulatory assets, partially offset by $4 million in lower interest from TXU Energy on the excess mitigation credit note receivable due to principal repayments. See discussion below regarding higher average interest rates.

      Interest expense and other charges increased by $9 million, or 14%, to $74 million in 2003. Of the change, $7 million was due to higher average interest rates on borrowings and $6 million was due to higher average borrowings, partially offset by $4 million less interest passed to REPs related to the excess mitigation credit. The increase in average interest rates reflected the refinancing of affiliate borrowings with higher rate long-term debt issuances.

     Income tax expense was $23 million in 2003 (including $18 million related to operating income and $5 million related to nonoperating income). The effective tax rate decreased 3 points to 30.7% in 2003 from 33.7% in 2002, due primarily to comparable amortization of investment tax credits and other items for tax purposes on lower pre-tax earnings.

      Net income decreased $13 million, or 20%, to $52 million primarily due to lower revenues and higher interest expense. Net pension and postretirement benefit costs reduced net income by $8 million in 2003 and $6 million in 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002
-------------------------------------------------------------------------
      Oncor's operating revenues decreased $2 million to $992 million in 2003. The decrease reflected higher unbilled revenues in 2002 resulting from billing issues associated with the transition to competition, as previously disclosed. Delivered electricity volumes for the year 2003 are expected to grow 2% over 2002 levels. The revenue decline was partially offset by $14 million in increased disconnect/reconnect fees due to the new POLR rules and greater competition-related customer switching activities, $3 million in nonrecurring billing settlements for tower space leases with telecommunications companies and pole contract rentals from cable and telecommunication companies, and $2 million in higher transmission revenues due to increased tariffs effective in May 2003. Increased wholesale transmission rates approved by the Commission and effective in May 2003 and a related increase in distribution tariffs, expected to be approved by the Commission in the third quarter of 2003, are expected to result in an estimated $44 million in incremental revenues on an annualized basis.

      Operation and maintenance expenses increased by $11 million, or 3%, to $378 million in 2003, driven by higher transmission costs paid to other utilities and higher pension and other postretirement benefit costs, partially offset by the lower employee-related and outside consulting expenses from cost savings initiatives in late 2002.

      Depreciation and amortization increased $6 million, or 5%, to $137 million. The increase reflects investments in delivery facilities to support growth and normal replacements of equipment.

      Taxes other than income decreased $2 million, or 1%, to $185 million in 2003 due primarily to lower local gross receipts taxes, partially offset by increases in state franchise taxes and ad valorem taxes.

      Interest income increased $6 million in 2003 reflecting a $13 million increase in the reimbursement from the TXU Energy segment for higher carrying costs on regulatory assets, partially offset by $7 million less interest on the excess mitigation credit note receivable. See discussion below regarding higher average interest rates.

      Interest expense and other charges increased by $28 million, or 22%, to $155 million in 2003. Of the change, $24 million was due to higher average interest rates on borrowings and $11 million was due to higher average borrowings, partially offset by $7 million less interest passed to REPs related to the excess mitigation credit. The change in average interest rates reflected the refinancing of affiliate borrowings with higher rate long-term debt issuances.

      Income tax expense was $54 million in 2003 (including $43 million related to operating income and $11 million related to nonoperating income). The effective tax rate decreased 1 point to 32.3% in 2003 from 33.3% in 2002, due to comparable amortization of investment tax credits and other items for tax purposes on lower pre-tax earnings.

      Net income decreased $23 million, or 17%, to $113 million in 2003, primarily due to higher interest expense and operating and maintenance costs. Net pension and postretirement benefit costs reduced net income by $16 million in 2003 and $9 million in 2002.

COMPREHENSIVE INCOME

      For the six months ended June 30, 2003, Oncor has not utilized cash flow hedges, although Oncor may enter into such hedges in the future. As a result, there were no changes in fair value of derivatives effective as cash flow hedges in 2003. For the three and six months ended June 30, 2002, changes in the fair value of derivatives effective as cash flow hedges reflected losses of $40 million ($26 million after-tax) and $39 million ($25 million after-tax), respectively. Losses in 2002 were due to cash flow hedges of certain future forecasted interest payments, and such amounts will be realized in income as the interest payments occur over a period of up to thirty years. Although the hedges were terminated in 2002, the interest payments are expected to be made as forecasted.

FINANCIAL CONDITION

Liquidity and Capital Resources

      For information concerning liquidity and capital resources, see Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Form 10-K. No significant changes or events that might affect the financial condition of Oncor have occurred subsequent to year-end other than as disclosed herein.

      Cash Flows -- Cash flows provided by operating activities for the six months ended June 30, 2003 were $117 million, compared to $69 million used by operating activities for the six months ended June 30, 2002. The improved cash flow performance of $186 million was driven by favorable working capital (accounts receivable, inventory, and accounts payable) changes of $243 million, reflecting the unfavorable effect in the prior year of the start-up of billing REPs for T&D charges effective January 1, 2002. This improvement was partially offset by $53 million in higher excess mitigation credits passed to REPs in 2003, the effect of which was offset in financing costs through collections on the related note receivable from TXU Energy.

      Cash flows provided by financing activities were $87 million in 2003, compared to $339 million in 2002. There were no issuances of debt in 2003. In 2002, Oncor issued $1.2 billion in long-term debt and had net issuances of $295 million in commercial paper. Debt retirements totaled $321 million in 2003 compared to $352 million in 2002. Repayment of advances from affiliates required $47 million in 2003 compared to $780 million in 2002. In 2003, an equity contribution from US Holdings provided $250 million in cash, and a redemption deposit (restricted cash) of $210 million was used to fund debt retirements. Oncor collected $99 million in 2003 from TXU Energy on the note receivable related to the excess mitigation credit compared to $46 million in 2002. Also in 2003, Oncor repurchased $100 million of common stock held by TXU US Holdings compared to $50 million in 2002.

      Cash flows used in investing activities, which consisted primarily of capital expenditures, totaled $239 million and $304 million for the six months ended June 30, 2003 and 2002, respectively. Other investing activities in 2003 included a cash source of $6 million, primarily reflecting net proceeds from retirements of property, plant and equipment. Other investing activities in 2002 of $39 million in cash used reflected termination of out-of-the-money cash flow hedges related to financing activities. The decline in value of the hedges was due to lower interest rates.

      Credit Facilities -- At June 30, 2003, Oncor and TXU Energy had a $450 million revolving credit facility that matures on February 25, 2005. This facility is used for working capital and other general corporate purposes, including letters of credit, and replaced the $1 billion 364-day revolving credit facility that expired in April 2003. Up to $450 million of letters of credit may be issued under this facility. As of June 30, 2003, there were $21 million of outstanding letters of credit issued by TXU Energy, but no cash borrowings under this facility.

      This facility, as well as others available to US Holdings, will provide back-up for any future issuance of commercial paper by Oncor and TXU Energy. At June 30, 2003, Oncor had no outstanding commercial paper.

      Oncor is provided short-term financing by TXU Corp. and its affiliated companies. Oncor had short-term advances from affiliates of $13 million and $60 million outstanding as of June 30, 2003 and December 31, 2002, respectively. The weighted average interest rates on short-term borrowings at June 30, 2003 and December 31, 2002, were 3.07% and 2.45%, respectively.

      Long-Term Debt -- During the six months ended June 30, 2003, Oncor redeemed or made scheduled principal payments on long-term debt as follows:


      First mortgage bonds...........................             $  306
      Medium term notes..............................                 15
                                                                     ---
       Total.........................................             $  321
                                                                     ---

       See Note 2 to Financial Statements for further detail of debt issuance and retirements.

       Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of June 30, 2003, TXU Energy (through certain subsidiaries), Oncor and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. The June 30, 2003 financial statements reflect the sale of $64 million face amount of Oncor's receivables to TXU Receivables Company under the program in exchange for cash of $30 million and $34 million in subordinated notes, with $0.3 million of losses on sales for the six months ended June 30, 2003 that principally represents the interest costs on the underlying financing. These losses approximated 6% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Funding under the program increased $12 million in the six month period ended June 30, 2003 primarily due to reserve requirements that were reduced through a temporary amendment in recognition of improving collection trends. Funding increases or decreases under the program are reflected as cash provided by or used in operating activities.

      Upon termination, cash flows to the originators would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests of the financial institutions instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services Company, a subsidiary of TXU Corp., services the purchased receivables and is paid a market based servicing fee by TXU Receivables Company. The subordinated notes receivable from TXU Receivables Company represent TXU Corp.'s subsidiaries' retained interests in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the consolidated balance sheet.

      In August 2003, the program was amended to extend the term to July
2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003. The program was also amended to coincide with the credit facilities' covenants by removing investment grade credit ratings as a requirement of an eligible originator and substituting maintenance of fixed charge coverage ratios and debt to capital ratios as requirements of an eligible originator. In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition.

      Contingencies Related to Receivables Program -- Although TXU
Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1) each of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;
      2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio(delinquent for 91 days or deemed uncollectible), the dilution ratio(reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new POLR rules by the Commission and strengthened credit and collection policies and practices are expected to bring the ratios into consistent compliance with the program.

      Under the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or supply a parent guarantor that meets the ratio requirements). The failure by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate. Prior to the August 2003 amendment extending the program, originator eligibility was predicated on the maintenance of an investment grade credit rating.

      Credit Ratings of TXU Corp. and certain US Subsidiaries -- The current credit ratings for TXU Corp., US Holdings, Oncor and TXU Energy are presented below:

                     TXU Corp.        US Holdings           Oncor            TXU Energy
                  -----------------  -----------------    ---------         ----------------
                 (Senior Unsecured) (Senior Unsecured)    (Secured)        (Senior Unsecured)
S&P                   BBB-                BBB-              BBB                   BBB
Moody's               Ba1                 Baa3              Baa1                  Baa2
Fitch                 BBB-                BBB-              BBB+                  BBB


      Moody's currently maintains a negative outlook for TXU Corp. and a stable outlook for US Holdings, TXU Energy and Oncor. Fitch currently maintains a stable outlook for each such entity. S&P currently maintains a negative outlook for each such entity.

      These ratings are investment grade, except for Moody's rating of TXU Corp.'s senior unsecured debt, which is one notch below investment grade.

      A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of Oncor contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. As of June 30, 2003, Oncor and its subsidiaries were in compliance with all such applicable covenants.

      Certain financing and other arrangements of Oncor contain provisions that are specifically affected by changes in credit ratings and also include cross default provisions. The material cross default provisions are described below.

      Other agreements of Oncor, including some of the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of Oncor or its subsidiaries.

      Cross Default Provisions
      ------------------------

         Certain financing arrangements of Oncor contain provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

         A default by TXU Energy or Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million or more would result in a cross default for such party under the TXU Energy/Oncor $450 million revolving credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor, but not as to Energy.

         A default by TXU Corp. on indebtedness of $50 million or more would result in a cross default under the new $500 million five-year revolving credit facility.

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

         Capitalization -- The capitalization ratios of Oncor at June 30, 2003, consisted of 58% ($3,981 million) long-term debt, less amounts due currently and 42% ($2,913 million) common stock equity.

         Regulatory Asset Securitization -- In accordance with the
Settlement, Oncor received a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to recover regulatory assets and other qualified costs as discussed above. The Settlement provides that there can be an initial issuance of securitization bonds in the amount of up to $500 million, expected to be completed in the third quarter of 2003, followed by a second issuance of the remainder expected in the first half of 2004. The Settlement resolves all issues related to regulatory assets and liabilities.

OFF BALANCE SHEET ARRANGEMENTS

       See discussion above under Sale of Receivables.

COMMITMENTS AND CONTINGENCIES

       See Note 4 to Financial Statements for discussion of contingencies. There were no material changes in cash commitments from those disclosed in the 2002 Form 10-K.

REGULATION AND RATES

       Settlement Plan -- On December 31, 2001, US Holdings filed the Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings' transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement provided for in the Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement was approved by the Commission in June 2002 and has become final.

       Excess Mitigation Credit -- Beginning in 2002, Oncor began implementing an excess stranded cost mitigation credit designed to result in a $350 million, plus interest, credit (reduction) applied to delivery fees billed to REPs applied over a two-year period ending December 31, 2003. The actual amount of this credit is expected to exceed $350 million as delivery volumes are anticipated to be higher than initially estimated. Oncor's earnings and cash flows are unaffected by the increase as TXU Energy will fund the increased credit.

       Regulatory Asset Securitization -- In accordance with the
Settlement, Oncor received a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to recover regulatory assets and other qualified costs as discussed above. The Settlement provides that there can be an initial issuance of securitization bonds in the amount of up to $500 million, expected to be completed in the third quarter of 2003, followed by a second issuance of the remainder expected in the first half of 2004. The Settlement resolves all issues related to regulatory assets and liabilities.

       Retail Clawback -- If TXU Energy retains more than 60% of its historical residential and small commercial power consumption after the first two years of competition, the amount of the retail clawback credit will be equal to the number of residential and small commercial customers retained by TXU Energy in its historical service territory on January 1, 2004, less the number of new customers TXU Energy has added outside of its historical service territory as of January 1, 2004, multiplied by $90. This determination will be made separately for the residential and small commercial classes. The credit, if any, will be applied to delivery fees billed by Oncor to REPs, including TXU Energy, over a two-year period beginning January 1, 2004. Under the settlement agreement, TXU Energy will make a compliance filing with the Commission reflecting customer count as of January 1, 2004. In the fourth quarter of 2002, TXU Energy recorded a $185 million ($120 million after-tax) charge for the retail clawback, which represents the current best estimate of the amount to be funded to Oncor over the two-year period. Oncor's earnings and cash flows will be unaffected by the retail clawback as it is funded by TXU Energy.

       T&D utilities in Texas are required to file a progress report with the Commission when over 35% of the residential or small commercial price-to-beat customer load that existed in the T&D utility's service territory prior to the January 1, 2002 onset of customer choice is being served by REPs other than the T&D utility's affiliated REP.

       Accordingly, on June 30, 2003, Oncor reported to the Commission that, as of May 31, 2003, approximately 37%, of the total historical small commercial customer load, as adjusted pursuant to Commission rules, in its service territory was being served by REPs other than TXU Energy.

       For purposes of these reports, the Commission rules adjust the total historical load to remove load for those individual small commercial customers who now use more than 1,000 kilowatts, and for those customers in which the aggregate use of all their affiliates under common control is more than 1,000 kilowatts and have contracted with Oncor's affiliated REP, TXU Energy. The calculations do not take into account the small commercial load that TXU Energy has gained outside of the Oncor service territory. Also the report filed by Oncor does not address the residential category where a significantly smaller percentage of the load is served by REPs other than TXU Energy.

       If the 40% threshold related to the small commercial load is met, TXU Energy would reassess, and adjust accordingly, the estimated $185 million accrual it previously recorded, which included amounts related to this customer category. In addition, TXU Energy would be able to price competitively to this class of customer.

       Transmission rates -- In May 2003, the Commission approved wholesale transmission rates that are estimated to result in an annual $44 million increase in Oncor's T&D revenues. Approximately 60% of the increase is recoverable from Oncor's non-affiliated wholesale transmission customers. The remaining 40% of the increase will be recoverable from REPs upon an increase in Oncor's distribution tariffs expected to be approved by the Commission in the third quarter of 2003.

       Summary -- Although Oncor cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments other than those discussed in the 2002 Form 10-K and this Form 10-Q, which might significantly alter Oncor's financial position, results of operations or cash flows.

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

       Oncor is subject to changes in laws or regulations, including the Federal Power Act, as amended, and the Public Utility Holding Company Act of 1935, as amended, changing governmental policies and regulatory actions, including those of the Commission and the Federal Energy Regulatory Commission, with respect to matters including, but not limited to, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities and return on invested capital.

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

       Oncor's rates are regulated by the Commission, and Oncor is subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Oncor's rates are regulated by the Commission based on an analysis of Oncor's costs, as reviewed and approved in a regulatory proceeding. As part of the Settlement Plan, Oncor has agreed not to seek to increase its distribution rates prior to 2004. Thus, the rates Oncor is allowed to charge may or may not match Oncor's costs and allowed return on invested capital at any given time. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of Oncor's costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of Oncor's costs and the return on invested capital allowed by the Commission.

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

      The current credit ratings for US Holdings and Oncor long-term debt are investment grade. A rating reflects only the view of a rating agency, and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. If S&P, Moody's or Fitch were to downgrade TXU Corp.'s and/or its subsidiaries' long-term ratings, particularly below investment grade, borrowing costs would increase and the potential pool of investors and funding sources would likely decrease.

      In addition, as discussed elsewhere in this Quarterly Report on Form 10-Q and in the 2002 Form 10-K, the terms of certain financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

      A portion of Oncor's revenues is derived from rates that Oncor collects from each REP based on the amount of electricity Oncor distributes on behalf of each such REP. Thus, Oncor's revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage. In addition, the operation of electricity T&D facilities involves many risks, including breakdown or failure of equipment and transmission lines, lack of sufficient capital to maintain the facilities, the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses.

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

FORWARD-LOOKING STATEMENTS


      This report and other presentations made by Oncor contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although Oncor believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under RISK FACTORS THAT MAY AFFECT FUTURE RESULTS and factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Form 10-K, that could cause the actual results of Oncor to differ materially from those projected in such forward-looking statements.

      Any forward-looking statement speaks only as of the date on which such statement is made, and Oncor undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for Oncor to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 2002 Form 10-K and is therefore not presented herein.

ITEM 4.  CONTROLS AND PROCEDURES

       An evaluation was performed under the supervision and with the participation of Oncor's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. Based on the evaluation performed, Oncor's management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in Oncor's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Oncor's internal control over financial reporting.

                PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits provided as a part of Part II are:

      31(a)     Section 302 Certification of Chief Executive Officer.

      31(b)     Section 302 Certification of Chief Financial Officer.

      32(a)*    Section 906 Certification of Chief Executive Officer.

      32(b)*    Section 906 Certification of Chief Financial Officer.

      99 Condensed Statements of Consolidated Income - Twelve Months Ended June 30, 2003.

     * Pursuant to Item 601(b)(32)(ii)of Regulation S-K, this certificate is not being "filed" for purposes of Section 18 of the Securities Act of 1934.

   (b) Reports on Form 8-K filed since December 31, 2002:

                April 30, 2003            Item 5.  Other Events and Regulation
                                                   FD Disclosure
                                          Item 7.  Exhibits

                May 1, 2003               Item 7.  Exhibits
                (Form 8-K/A)

                July 31, 2003             Item 5.  Other Events and Regulation
                                                   FD Disclosure

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                              ONCOR ELECTRIC DELIVERY COMPANY

                                     By             /s/ David H. Anderson
                                              -------------------------------
                                                  David H. Anderson
                                                  Vice President and
                                                  Principal Accounting Officer






Date:  August 13, 2003