Form 10-Q
period 2003-09-30
ONCOR ELECTRIC DELIVERY CO
filed 2003-11-13
CIK 1193311

-----------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ---------------------------------
                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


                                    -- OR --


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



Common Stock outstanding at November 7, 2003: 60,112,000 shares, without par value

--------------------------------------------------------------------------------

TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                           Page
Glossary................................................................     ii


PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements

       Condensed Statements of Consolidated Income and Comprehensive
       Income Three and Nine Months Ended September 30, 2003 and 2002.....    1

       Condensed Statements of Consolidated Cash Flows --
       Nine Months Ended September 30, 2003 and 2002......................    2

       Condensed Consolidated Balance Sheets --
       September 30, 2003 and December 31, 2002...........................    3

       Notes to Financial Statements......................................    4

       Independent Accountants' Report....................................   13

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................    14

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....    24

 Item 4.  Controls and Procedures........................................    24

PART II. OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K...............................    25

SIGNATURE................................................................    26


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

GWh...................................gigawatt-hours

Moody's...............................Moody's Investors Services, Inc.

Oncor.................................Oncor  Electric  Delivery Company  or
                                      Oncor Electric Delivery Company and its consolidated subsidiaries, depending on the context

POLR..................................provider  of last  resort of electricity to certain customers under the Commission rules interpreting the 1999 Restructuring Legislation

Price-to-beat rates...................residential and small commercial customer electricity rates established by the
                                      Commission in the restructuring of the
                                      Texas market and required to be charged
                                      in a REP's historical service territories until January 1, 2005 or when 40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for changes in fuel costs

REPs..................................retail electric providers

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

SEC...................................United States Securities and Exchange
                                      Commission

Settlement............................regulatory settlement agreed to by the
                                      Commission in 2002

Settlement Plan.......................regulatory settlement plan filed with the
                                      Commission in December 2001

SFAS..................................Statement of Financial Accounting
                                      Standards

SFAS 140..............................SFAS No. 140, "Accounting for Transfers
                                      and Servicing of Financial Assets and
                                      Extinguishment of Liabilities -- a
                                      Replacement of FASB Statement No. 125"

SFAS 142..............................SFAS No. 142, "Goodwill and Other
                                      Intangible Assets"

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

SFAS 146..............................SFAS No. 146, "Accounting for Costs
                                      Associated with Exit or Disposal
                                      Activities"

SFAS 149..............................SFAS No. 149, "Amendment of Statement 133
                                      on Derivative Instruments and Hedging
                                      Activities"

SFAS 150..............................SFAS No. 150, "Accounting for Certain
                                      Financial Instruments with
                                      Characteristics of both Liabilities and
                                      Equity"

T&D...................................transmission and distribution

TXU Energy............................TXU Energy Company LLC, a REP subsidiary of US Holdings

TXU Gas...............................TXU Gas Company, a subsidiary of TXU Corp.

TXU SESCO.............................TXU SESCO  Company, a subsidiary of TXU
                                      Energy, which serves as a REP in ten
                                      counties in the eastern and central parts of Texas

US....................................United States of America

US GAAP...............................accounting principles generally accepted in the US

US Holdings...........................TXU US Holdings Company, a subsidiary of
                                      TXU Corp.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ONCOR ELECTRIC DELIVERY COMPANY
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                             Three Months Ended   Nine Months Ended
                                                                                September 30,       September 30,
                                                                             ------------------   -----------------
                                                                               2003      2002        2003     2002
                                                                               ----      ----        ----     ----
                                                                                    (millions of dollars)

Operating revenues:
   Affiliated........................................................          $441      $439      $1,167  $ 1,252

   Nonaffiliated.....................................................           172       118         438      299
                                                                               ----      ----      ------    -----
         Total operating revenues....................................           613       557       1,605    1,551

Operating expenses:
   Operation and maintenance.........................................           191       193         569      560

   Depreciation and amortization.....................................            78        65         215      196

   Income taxes......................................................            60        47         103      109

   Taxes, other than income..........................................            94        97         279      284
                                                                               ----      ----       -----    -----
        Total operating expenses.....................................           423       402       1,166    1,149
                                                                               ----      ----      ------    -----



Operating income.....................................................           190       155         439      402

Other income and deductions:
   Other income......................................................             2        -            6        2

   Other deductions..................................................             1         1           4        4

   Nonoperating income taxes.........................................             5         3          16        9


Interest income......................................................            14        11          43       34


Interest expense and related charges.................................            74        66         229      193
                                                                               ----      ----       -----     ----

Net income...........................................................          $126      $ 96      $  239    $ 232
                                                                               ====      ====      ======    =====



            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)



                                                                             Three Months Ended   Nine Months Ended
                                                                                September 30,       September 30,
                                                                              -----------------   ------------------
                                                                                 2003     2002      2003     2002
                                                                              --------- -------   -------   ------
                                                                                    (millions of dollars)


Net income...........................................................          $126      $ 96      $ 239    $232
Other comprehensive income, net of tax effects:
   Cash flow hedge activity -
     Net change in fair value of derivatives (net of tax benefit of $14)         --        --         --     (25)
     Amounts realized in earnings during the period..................            --        --          1      --
                                                                               ----      ----      -----    ----
       Total.........................................................            --        --          1     (25)
                                                                               ----      ----      -----    ----

Comprehensive income.................................................          $126      $ 96      $ 240    $207
                                                                               ====      ====      =====    ====


See Notes to Financial Statements.




                         ONCOR ELECTRIC DELIVERY COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                           ---------------------
                                                                                             2003           2002
                                                                                           -------        ------
                                                                                           (millions of dollars)

Cash flows -- operating activities:
     Net income.................................................................           $  239         $  232
     Adjustments  to  reconcile  net income to cash  provided  by (used in)
       operating activities:
         Depreciation and amortization .........................................              221            213
         Deferred income taxes and investment tax credits -- net ...............              109            125
     Changes in operating assets and liabilities ...............................             (220)          (508)
                                                                                           ------         ------
       Cash provided by operating activities....................................              349             62

Cash flows -- financing activities:
   Issuances of long-term debt..................................................              500          2,200
   Retirements/repurchases of debt..............................................             (676)          (580)
   Capital contribution from parent.............................................              250             --
   Repurchase of common stock...................................................             (263)          (100)
   Net issuances of commercial paper............................................               --            103
   Net change in advances from affiliates.......................................              (31)        (1,378)
   Decrease in note receivable from TXU Energy related to a regulatory liability              161            133
   Redemption deposit applied to debt retirement................................              210             --
   Debt premium, discount, financing, and reacquisition expenses................              (23)           (42)
                                                                                           ------         ------
       Cash provided by financing activities....................................              128            336

Cash flows -- investing activities:
   Capital expenditures.........................................................             (356)          (389)
   Other........................................................................               (3)           (43)
                                                                                           ------         ------
       Cash used in investing activities........................................             (359)          (432)
                                                                                           ------         ------

Net change in cash and cash equivalents.........................................              118            (34)

Cash and cash equivalents -- beginning balance..................................               77             35
                                                                                           ------         ------

Cash and cash equivalents -- ending balance.....................................           $  195         $    1
                                                                                           ======         ======

See Notes to Financial Statements.




                         ONCOR ELECTRIC DELIVERY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                        September 30,     December 31,
                                                                                            2003              2002
                                                                                          -----------      -------
                                                                                             (millions of dollars)
                                        ASSETS
Current assets:
   Cash and cash equivalents..................................................              $  195           $   77
   Restricted cash............................................................                  --              210
   Accounts receivable -- trade:
      Affiliates (principally TXU Energy).....................................                 272              213
      All other...............................................................                  65               62
   Notes or other receivables due from TXU Energy currently...................                  20              170
   Inventories................................................................                  40               40
   Other current assets.......................................................                  53               35
                                                                                            ------           ------
      Total current assets....................................................                 645              807

Investments...................................................................                  33               29
Property, plant and equipment - net...........................................               6,207            6,056
Notes or other receivables due from TXU Energy................................                 426              437
Regulatory assets - net.......................................................               1,835            1,630
Other noncurrent assets.......................................................                  72               63
                                                                                            ------           ------
      Total assets............................................................              $9,218           $9,022
                                                                                            ======           ======

                         LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Advances from affiliates...................................................              $   29           $   60
   Long-term debt due currently...............................................                 123              319
   Accounts payable - trade...................................................                  36               30
   Accrued taxes..............................................................                 115              142
   Accrued interest...........................................................                  73               70
   Other current liabilities..................................................                 107               92
                                                                                            ------           ------
      Total current liabilities ..............................................                 483              713

Accumulated deferred income taxes and investment tax credits..................               1,481            1,370
Other noncurrent liabilities and deferred credits.............................                 276              210
Long-term debt, less amounts due currently....................................               4,102            4,080
                                                                                            ------           ------
      Total liabilities.......................................................               6,342            6,373

Contingencies (Note 4)

Shareholder's equity (Note 3):
   Common stock without par value:
      Authorized shares - 100,000,000.........................................               2,538            2,551
      Outstanding shares:  September 30, 2003 - 61,049,500 and
        December 31, 2002 - 67,612,000
   Retained earnings..........................................................                 361              122
   Accumulated other comprehensive loss.......................................                 (23)             (24)
                                                                                            ------           ------
      Total shareholder's equity..............................................               2,876            2,649
                                                                                            ------           ------

      Total liabilities and shareholder's equity..............................              $9,218           $9,022
                                                                                            ======           ======

   See Notes to Financial Statements.

                         ONCOR ELECTRIC DELIVERY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.    SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - Oncor is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. Oncor is a regulated electricity T&D company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A majority of Oncor's revenues represent fees for delivery services provided to TXU Energy. For the nine months ended September 30, 2003, such affiliated revenues represented 73% of Oncor's revenues. Oncor is managed as an integrated business; consequently, there are no separate reportable business segments.

      Basis of Presentation -- The condensed consolidated financial statements of Oncor have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2002 Form 10-K.

      In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2002 Form 8-K. The results of operations for an interim period may not give a true indication of results for a full year. Certain previously reported amounts have been reclassified to conform to current classifications.

      All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

      Changes in Accounting Standards -- SFAS 145, regarding classification of items as extraordinary, became effective on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt".

      The adoption of SFAS No. 145 did not impact the statement of position or results of operations for the nine months ended September 30, 2003 or 2002.

      SFAS 146 became effective on January 1, 2003. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value. The adoption of SFAS 146 did not impact results of operations for the nine months ended September 30, 2003.

      FIN 45 was issued in November 2002 and requires recording the fair value of guarantees upon issuance or modification after December 31, 2002. The interpretation also requires expanded disclosures of guarantees (see Note 4 under Guarantees). The adoption of FIN 45 did not impact results of operations for the nine months ended September 30, 2003.

      FIN 46, which was issued in January 2003, provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. On October 8, 2003, the FASB decided to defer implementation of FIN 46 until the fourth quarter of 2003. This deferral only applies to variable interest entities that existed prior to February 1, 2003. The adoption of FIN 46 did not and is not expected to impact results of operations.

      SFAS 150 was issued in May 2003 and became effective June 1, 2003 for new financial instruments and July 1, 2003 for existing financial instruments. SFAS 150 requires that mandatorily redeemable preferred securities be classified as liabilities beginning July 1, 2003. SFAS 150 did not impact Oncor's financial position or results of operations.

      EITF 01-8 was issued in May 2003 and is effective prospectively for arrangements that are new, modified or committed to beginning July 1, 2003. This guidance requires that certain types of arrangements be accounted for as leases, including tolling and power supply contracts, take-or-pay contracts and service contracts involving the use of specific property and equipment. The adoption of this change did not impact results of operations for the nine months ended September 30, 2003.


2.    FINANCING ARRANGEMENTS

      Credit Facilities -- At September 30, 2003, credit facilities available to TXU Corp. and its US subsidiaries were as follows:



                                                                                          At September 30, 2003
                                                                            --------------------------------------------------

                                                         Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ---------             -----       ------    ----------   ------------


Five-Year Revolving Credit Facility    February 2005     US Holdings          $ 1,400      $  266      $   --       $1,134
Revolving Credit Facility              February 2005     TXU Energy, Oncor        450           4          --          446
Three-Year Revolving Credit Facility   May 2005          US Holdings (a)          400          --          --          400
Five-Year Revolving Credit Facility    August 2008       TXU Corp.                500          --          --          500
                                                                              -------      ------      ------       ------
      Total                                                                   $ 2,750      $  270      $   --       $2,480
                                                                              =======      ======      ======       ======

-----------------------
(a) previously TXU Corp.

      Through April 2003, TXU Corp. and its US subsidiaries repaid $2.3 billion in cash borrowings outstanding as of December 31, 2002 under available credit facilities.

      In August 2003, TXU Corp. entered into the $500 million 5-year revolving credit facility that provides for up to $500 million in letters of credit or up to $250 million of loans ($500 million in the aggregate).

      In April 2003, the $450 million revolving credit facility was established for TXU Energy and Oncor. This facility will be used for working capital and other general corporate purposes, including letters of credit, and replaced a $1 billion 364-day revolving credit facility that expired in April 2003. Up to $450 million of letters of credit may be issued under the facility.

      Since December 31, 2002, TXU Corp. elected to cancel $250 million in other US credit facility capacity in response to changing liquidity needs.

      The US Holdings, TXU Energy and Oncor facilities provide back-up for any future issuance of commercial paper by TXU Energy and Oncor. At September 30, 2003, there was no such outstanding commercial paper.

      The $1.4 billion facility provides for up to $1.0 billion in letters of credit.

      Oncor is provided short-term financing by TXU Corp. and its affiliated companies. Oncor had short-term advances from affiliates of $29 million and $60 million outstanding as of September 30, 2003 and December 31, 2002, respectively. The weighted average interest rates on short-term borrowings at September 30, 2003 and December 31, 2002, were 2.87% and 2.45%, respectively.

      Long-Term Debt -- At September 30, 2003 and December 31, 2002, the long-term debt of Oncor and its consolidated subsidiaries consisted of the following:



                                                                                         September 30,  December 31,
                                                                                             2003          2002
                                                                                             ----          ----

Oncor
    9.530% Fixed Medium Term Secured Notes due January 30, 2003......................        $   --       $    4
    9.700% Fixed Medium Term Secured Notes due February 28, 2003.....................            --           11
    6.750% Fixed First Mortgage Bonds due March 1, 2003..............................            --          133
    6.750% Fixed First Mortgage Bonds due April 1, 2003..............................            --           70
    8.250% Fixed First Mortgage Bonds due April 1, 2004..............................           100          100
    6.250% Fixed First Mortgage Bonds due October 1, 2004............................           121          121
    6.750% Fixed First Mortgage Bonds due July 1, 2005...............................            92           92
    7.875% Fixed First Mortgage Bonds due March 1, 2023..............................            --          224
    8.750% Fixed First Mortgage Bonds due November 1, 2023...........................            --          103
    7.875% Fixed First Mortgage Bonds due April 1, 2024..............................            --          133
    7.625% Fixed First Mortgage Bonds due July 1, 2025...............................           215          215
    7.375% Fixed First Mortgage Bonds due October 1, 2025............................           178          178
    6.375% Fixed Senior Secured Notes due May 1, 2012................................           700          700
    7.000% Fixed Senior Secured Notes due May 1, 2032................................           500          500
    6.375% Fixed Senior Secured Notes due January 15, 2015...........................           500          500
    7.250% Fixed Senior Secured Notes due January 15, 2033...........................           350          350
    5.000% Fixed Debentures due September 1, 2007....................................           200          200
    7.000% Fixed Debentures due September 1, 2022....................................           800          800
    2.260% Fixed Series 2003 Transition Bonds due in bi-annual installments through
      February 15, 2007..............................................................           103           --
    4.030% Fixed Series 2003 Transition Bonds due in bi-annual installments through
      February 15, 2010..............................................................           122           --
    4.950% Fixed Series 2003 Transition Bonds due in bi-annual installments through
      February 15, 2013..............................................................           130           --
    5.420% Fixed Series 2003 Transition Bonds due in bi-annual installments through
      August 15, 2015................................................................           145           --
    Unamortized premium and discount.................................................           (31)         (35)
                                                                                            -------      -------
        Total Oncor..................................................................         4,225        4,399


    Less amount due currently........................................................           123          319
                                                                                            -------      -------

    Total long-term debt.............................................................       $ 4,102      $ 4,080
                                                                                            =======      =======


      In August 2003, Oncor's wholly-owned, special purpose bankruptcy-remote subsidiary, Oncor Electric Delivery Transition Bond Company LLC, issued $500 million aggregate principal amount of transition (securitization) bonds in accordance with the Settlement and a financing order. The bonds were issued in four classes that require bi-annual interest and principal installment payments beginning in 2004 through specified dates in 2007 through 2015. The transition bonds bear interest at fixed annual rates ranging from 2.26% to 5.42%. Oncor used the proceeds to retire the $224 million aggregate principal amount of the 7 7/8% First Mortgage Bonds due March 1, 2023 and $133 million principal amount of the 7 7/8% First Mortgage Bonds due April 1, 2024, as well as to repurchase outstanding common shares from its parent, US Holdings, in the amount of $125 million. The Settlement and financing order provide for a second issuance of $800 million expected to be completed in the first quarter of 2004.

      In April 2003, Oncor repaid the $70 million principal amount of its First Mortgage Bonds, 6.75% Series, at the maturity date for par value plus accrued interest. A restricted cash deposit of $72 million was utilized to fund the maturity.

      In March 2003, Oncor repaid the $133 million principal amount of its First Mortgage Bonds, 6.75% Series, at the maturity date for par value plus accrued interest. A restricted cash deposit of $138 million was utilized to fund the maturity.

      In March 2003, Oncor redeemed all ($103 million principal amount) of its First Mortgage and Collateral Trust Bonds, 8.75% Series due November 1, 2023, at 104.01% of the principal amount thereof, plus accrued interest to the redemption date.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140.

Under the program, Oncor and other US subsidiaries of TXU Corp.(originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. In September 2003, the maximum amount of undivided interests that could be sold by TXU Receivables Company was increased by $100 million to $700 million. In November 2003, this amount decreased to $600 million.

      All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid that was funded by the sale of the undivided interests.

      The discount from face amount on the purchase of receivables funds a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp., as well as program fees paid by TXU Receivables Company to the financial institutions. The servicing fee compensates TXU Business Services Company for its services as collection agent, including maintaining the detailed accounts receivable collection records. TXU Business Services Company charges the affiliated businesses for its servicing costs, net of the servicing fee income. The program fees paid to financial institutions, which consist primarily of interest costs on the underlying financing, were $1 million for each of the nine-month periods ending September 30, 2003 and 2002 and approximated 2.4% of the average funding under the program on an annualized basis in each period; these fee amounts represent the net incremental costs of the program to Oncor and are reported in operation and maintenance expenses.

      The September 30, 2003 balance sheet reflects funding under the program of $41 million, through sale of undivided interests in receivables by TXU Receivables Company, related to $86 million face amount of Oncor trade accounts receivable. Funding under the program increased $23 million for the nine month period ended September 30, 2003, primarily due to the program capacity increase of $100 million and the effect of improved collection trends. Funding under the program for the nine month period ended September 30, 2002 decreased $94 million. Funding increases or decreases under the program are reflected as cash provided by or used in operating activities in the statement of cash flows.

      Upon termination of the program, cash flows to Oncor would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. The trade accounts receivable balances on Oncor's balance sheets represent the face amount of the receivables less the funding under the program and allowances for uncollectible accounts.

      In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula, which allowed for increased funding under the program. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition. In August 2003, the program was amended to extend the term to July 2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003.

      Contingencies Related to Sale of Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1)all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;
      2)the delinquency ratio(delinquent for 31 days)for the sold receivables, the default ratio(delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new POLR rules by the Commission and strengthened credit and collection policies and practices have brought the ratios into consistent compliance with the program.

      Under terms of the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or supply a parent guarantor that meets the ratio requirements). The failure by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate. Prior to the August 2003 amendment extending the program, originator eligibility was predicated on the maintenance of an investment grade credit rating.

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of Oncor contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. As of September 30, 2003, Oncor and its subsidiaries were in compliance with all such applicable covenants.

      Other agreements of Oncor, including some of the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of Oncor or its subsidiaries.

      Cross Default Provisions
      ------------------------

      Certain financing arrangements of Oncor contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

      A default by TXU Energy or Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default for such party under the TXU Energy/Oncor $450 million revolving credit facility. Under this credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor, but not as to TXU Energy.

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


3.    SHAREHOLDER'S EQUITY

      In January, April, July and August 2003, Oncor repurchased a total of 6,562,500 shares of its common stock from US Holdings for $263 million. In May 2003, Oncor received a capital contribution from US Holdings of $250 million. In October 2003, Oncor repurchased an additional 937,500 shares from US Holdings for $37.5 million.
                                        8

      The legal form of cash distributions to US Holdings has been common stock repurchases; however, for accounting purposes, these cash distributions are recorded as a return of capital.

      The Oncor mortgage restricts its payment of dividends to the amount of its retained earnings. Certain debt instruments of Oncor contain provisions that restrict payment of dividends during any interest payment deferral period or while any payment default exists. At September 30, 2003, there were no restrictions on the payment of dividends under these provisions.

4.    CONTINGENCIES

      Guarantees -- Oncor has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Surety bonds -- Oncor has outstanding surety bonds of approximately $22 million to support performance under various contracts in the normal course of business. The term of the surety bond obligations is approximately two years.

      Residual value guarantees in operating leases -- Oncor is the lessee under various operating leases, entered into prior to January 1, that obligate it to guarantee the residual values of the leased facilities. At September 30, 2003, the aggregate maximum amount of residual values guaranteed was approximately $61 million with an estimated residual recovery of approximately $60 million. The average life of the lease portfolio is approximately four years.

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

      On January 3, 2002, the Supreme Court of Texas issued a mandate affirming the judgment of the Court of Appeals that held that the pricing provisions of the Commission's open access wholesale transmission rules, which had mandated the use of a particular rate setting methodology, were invalid because they exceeded the statutory authority of the Commission. On January 10, 2002, Reliant Energy Incorporated and the City Public Service Board of San Antonio each filed lawsuits in the Travis County, Texas, District Court against the Commission and each of the entities to whom they had made payments for transmission service under the invalidated pricing rules for the period January 1, 1997, through August 31, 1999, seeking declaratory orders that, as a result of the application of the invalid pricing rules, the defendants owe unspecified amounts. US Holdings and TXU SESCO Company are named defendants in both suits. Effective as of October 3, 2003, a global settlement among all parties to these lawsuits has been reached. The settlement was not material to Oncor's financial position or results of operation, and requires that these suits be dismissed with prejudice.

5.       SUPPLEMENTARY FINANCIAL INFORMATION

      Other Income and Other Deductions -- Other income and other deductions consist of several individually immaterial items.

      Interest Expense and Related Charges --

                                                                   Three Months Ended           Nine Months Ended
                                                                      September 30,               September 30,
                                                                    2003         2002           2003        2002
                                                                   ------        -----          -----       ----

Interest........................................................... $ 74          $ 67          $ 227       $ 192
Amortization of debt discounts and issuance costs..................    1             1              5           6
Allowance  for borrowed  funds used during  construction  and
 capitalized interest..............................................   (1)           (2)            (3)         (5)
                                                                    ----          ----          -----       -----
      Total interest expense and related charges..................  $ 74          $ 66          $ 229       $ 193
                                                                    ====          ====          =====       =====


      Regulatory Assets and Liabilities --


                                                                                     September 30,  December 31,
                                                                                         2003          2002
                                                                                       ---------     --------


Regulatory Assets
Generation-related regulatory assets subject to securitization..............             $ 1,170        $ 1,652
Generation-related regulatory assets -- securitized.........................                 494             --
Securities reacquisition costs..............................................                 123            124
Recoverable deferred income taxes -- net....................................                  81             76
Other regulatory assets.....................................................                  97             46
                                                                                         -------        -------
     Total regulatory assets................................................               1,965          1,898

Regulatory Liabilities
Liability related to excess mitigation......................................                  39            170
Investment tax credit related and protected excess deferred taxes...........                  91             98
                                                                                         -------         ------
     Total regulatory liabilities...........................................                 130            268
                                                                                         -------         ------
     Net regulatory assets..................................................             $ 1,835         $1,630
                                                                                         =======         ======

      Included above are assets of $1.8 billion at September 30, 2003 and December 31, 2002, that were not earning a return. Of the assets not earning a return, $1.7 billion is expected to be recovered over the term of the securitization bonds issued by Oncor in August 2003 and expected to be issued in the first quarter of 2004 pursuant to the Settlement and a financing order. All other regulatory assets have a remaining recovery period of 12 to 49 years.

      Restricted Cash -- As of September 30, 2003, all of the restricted cash of $210 million from the net proceeds of Oncor's issuance of senior secured notes in December 2002 had been used to repay interest and principal of First Mortgage Bonds of Oncor due March and April 2003.

      In August 2003, Oncor contributed $6.3 million in cash to its wholly owned, special purpose subsidiary, Oncor Electric Delivery Transition Bond Company LLC, part of which was pledged as collateral for the transition bonds issued in August 2003 and the remainder of which is restricted for the payment of fees and expenses associated with the transition bonds. This amount is included in investments on the balance sheet.

      Accounts Receivable --Accounts receivable at September 30, 2003 and December 31, 2002 of $337 million and $275 million (including amounts due from affiliates) included unbilled revenues of $108 million and $97 million, respectively. At September 30, 2003 and December 31, 2002, accounts receivable are stated net of allowance for uncollectible accounts of $1 million. During the nine months ended September 30, 2003, bad debt expense was $1 million and account write-offs and other activity decreased the allowance for doubtful accounts by $1 million.

      Intangible Assets -- SFAS 142 became effective for Oncor on January 1, 2002. SFAS 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units, and the discontinuance of goodwill amortization. SFAS 142 also requires additional disclosures regarding intangible assets (other than goodwill) that are amortized or not amortized:

                                                As of September 30, 2003             As of December 31, 2002
                                             ------------------------------       ----------------------------
                                              Gross                               Gross
                                            Carrying   Accumulated               Carrying   Accumulated
                                             Amount   Amortization     Net        Amount   Amortization     Net

Intangible assets subject to amortization
  (included in property, plant and equipment):

    Capitalized software..............        $149        $ 67        $ 82          $148       $ 53        $ 95
    Land easements....................         165          58         107           168         52         116
                                              ----        ----        ----          ----       ----        ----
          Total.......................        $314        $125        $189          $316       $105        $211
                                              ====        ====        ====          ====       ====        ====


      Amortization expense for intangible assets was $20 million and $16 million for the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003, the average useful lives of capitalized software and land easements were 7 years and 69 years, respectively.

      Oncor's intangible assets not subject to amortization consist of goodwill of $25 million, reported in investments on the balance sheet.

      Property, Plant and Equipment -- At September 30, 2003 and December 31, 2002, property, plant and equipment of $6.2 billion and $6.1 billion is stated net of accumulated depreciation and amortization of $3.2 billion and $3.0 billion, respectively.

      As of September 30, 2003, substantially all of Oncor's property, plant and equipment was pledged as collateral for Oncor's first mortgage bonds and senior secured notes.

      Derivatives and Hedges -- During 2003, Oncor has not utilized hedging instruments, although Oncor may enter into hedges in the future. During 2002, Oncor's hedges, which related to financing activities, matched the terms of the underlying transaction. As a result, Oncor experienced no hedge ineffectiveness during the nine months ended September 30, 2003 or 2002.

      As of September 30, 2003, it is expected that $1 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the amortization of the value of terminated interest payment hedges over the next twelve months.

      Affiliate Transactions -- The following represent significant affiliate transactions of Oncor:

o        Oncor records revenue from TXU Energy for electricity delivery fees.
         For the three months ended September 30, 2003 and 2002, these revenues were $441 million and $438 million, respectively. For the nine months ended September 30, 2003 and 2002, these revenues were $1.2 billion and $1.3 billion, respectively.
o Oncor records interest income receivable from TXU Energy with respect to Oncor's generation-related regulatory assets that are subject to securitization. The interest income reimburses Oncor for the interest expense Oncor incurs on that portion of its debt deemed to be associated with the generation-related regulatory assets. For the three months ended September 30, 2003 and 2002, this interest income totaled $12 million and $6 million, respectively. For the nine months ended September 30, 2003 and 2002, this interest income totaled $36 million and $17 million, respectively.
o Under terms of the Settlement Plan, in August 2003 Oncor issued $500 million in securitization bonds due 2009 to 2017 and expects to issue an additional $800 million in the first quarter of 2004. The incremental income taxes Oncor will pay on the increased delivery fees to be charged to Oncor's customers related to the bonds will be reimbursed by TXU Energy. Therefore, Oncor's financial statements reflect a $437 million receivable from TXU Energy ($11 million of which is reported as due currently) that will be extinguished as Oncor pays the related income taxes.

o Oncor has a note receivable from TXU Energy related to the excess mitigation credit established in accordance with the Settlement Plan. Oncor has implemented the $350 million credit, plus interest, as a credit applied to delivery fees billed to REPs, including TXU Energy, for a two-year period ending December 31, 2003. At September 30, 2003, the balance of the note receivable was $9 million
         (reported as due currently). The principal and interest payments on the note receivable from TXU Energy reimburse Oncor for the credit applied to receivables from REPs. For the three months ended
         September 30, 2003 and 2002, the principal payments received on the note receivable totaled $62 million and $86 million, respectively, and the interest income totaled $1 million and $5 million, respectively. For the nine months ended September 30, 2003 and 2002, the principal payments received on the note receivable totaled $161 million and $133 million, respectively, and the interest income totaled $6 million and $17 million, respectively.
o        Oncor charges TXU Gas for customer and administrative services at cost.
         For the three months ended September 30, 2003 and 2002, these charges totaled $6 million and $8 million, respectively. For the nine months ended September 30, 2003 and 2002, these charges totaled $21 million and $23 million, respectively, and are largely reported as a reduction in operation and maintenance expenses.
o Average daily short-term advances from affiliates for the three months ended September 30, 2003 and 2002, were $48 million and $232 million, respectively. Interest expense incurred on the advances was $0.3 million and $2 million, respectively, and the weighted average interest rates for the respective periods were 2.86% and 2.11%. Average daily short-term advances from affiliates for the nine months ended September 30, 2003 and 2002 were $106 million and $1.0 billion, respectively. Interest expense incurred on the advances was $2 million and $23 million, respectively, and the weighted average interest rates for the respective periods were 2.76% and 2.64%.
o TXU Business Services Company, a subsidiary of TXU Corp., charges Oncor for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For the three months ended September 30, 2003 and 2002, these costs totaled $26 million and $37 million, respectively. For the nine months ended September 30, 2003 and 2002, these costs totaled $81 million and $108 million, respectively, and are primarily included in operation and maintenance expense.

INDEPENDENT ACCOUNTANTS' REPORT


Oncor Electric Delivery Company:

We have reviewed the accompanying condensed consolidated balance sheet of Oncor Electric Delivery Company and subsidiaries (Oncor) as of September 30, 2003, and the related condensed statements of consolidated income and of comprehensive income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the condensed statements of consolidated cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of Oncor's management.

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

Dallas, Texas
November 11, 2003

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

BUSINESS

      Oncor is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. Oncor is a regulated electricity T&D company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A majority of Oncor's revenues represent fees for delivery services provided to TXU Energy. For the nine months ended September 30, 2003, such affiliated revenues represented 73% of Oncor's revenues. Oncor is managed as an integrated business; consequently, there are no separate reportable business segments.


RESULTS OF OPERATIONS


                                                                Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
                                                                2003         2002         2003          2002
                                                                ----         ----         ----          ----

Operating statistics:

Electric energy delivered (GWh) (a).........................   31,881      30,040       80,167       79,858

Electric points of delivery (end of period and in
thousands)..................................................                             2,920        2,902

Operating revenues (millions of dollars):
    Affiliated..............................................    $ 441       $ 439       $1,167       $1,252
    Non-affiliated..........................................      172         118          438          299
                                                                -----       -----       ------       ------
            Total electric energy delivery..................    $ 613       $ 557       $1,605       $1,551
                                                                =====       =====       ======       ======

---------------------
(a) 2002 data revised.

Three Months Ended September 30, 2003 Compared to Three Months Ended
--------------------------------------------------------------------
September 30, 2002
------------------
      Oncor's operating revenues increased $56 million, or 10%, to $613 million in 2003. Higher tariffs provided $22 million of this increase, reflecting transmission rate increases approved in 2003 ($14 million) and a distribution rate increase associated with the issuance of transition (securitization) bonds in August 2003 ($8 million). (See discussion under "Regulation and Rates.") The higher revenues also reflected lower unbilled revenues in 2002 of approximately $15 million resulting from billing delays associated with the transition to competition, as previously disclosed. Higher volumes, principally associated with large commercial and industrial customers, resulted in a $10 million increase in revenues. Increased disconnect/reconnect fees due primarily to new POLR rules in 2003 generated an $8 million increase in revenues.

      Operation and maintenance expenses decreased by $2 million, or 1%, to $191 million in 2003. The decrease reflected lower outside services and consulting expenses of $6 million, arising from cost savings initiatives implemented in late 2002, lower vegetation management and overhead distribution lines maintenance costs of $5 million and lower bad debt expense of $3 million, partially offset by higher employee benefit costs of $5 million and an increase in third-party transmission costs of $8 million. Higher third-party transmission costs are being mitigated by an increase in the transmission cost factor of Oncor's tariffs approved by the Commission in August 2003 and effective with billings to REPs based on meter readings after August 31, 2003.

      Depreciation and amortization increased $13 million, or 20%, to $78 million in 2003. The increase reflects $3 million in higher depreciation due to investments in delivery facilities to support growth and normal replacements of equipment and $8 million in amortization of regulatory assets commencing with the issuance of securitization bonds in August 2003. The effect on revenues of the higher distribution rates associated with the issuance of the securitization bonds is offset by the related amortization expense.

      Taxes other than income declined $3 million, or 3%, to $94 million in 2003 primarily due to a $5 million decrease in local gross receipts taxes as a result of lower revenues on which such taxes are based, partially offset by increases in property and state franchise taxes.

      Interest income increased $3 million in 2003 reflecting a $6 million increase in the reimbursement from TXU Energy for higher carrying costs on regulatory assets, partially offset by $4 million in lower interest from TXU Energy on the excess mitigation credit note receivable due to principal repayments. See discussion under "Regulation and Rates" and the discussion of higher average interest rates below.

      Interest expense and related charges increased by $8 million, or 12%, to $74 million in 2003. The increase reflects $12 million due to higher average interest rates on borrowings, partially offset by $4 million due to lower interest credited to customers related to the excess mitigation credit. The increase in average interest rates reflected the refinancing of affiliate borrowings with higher rate long-term debt issuances.

      Income tax expense was $65 million in 2003 (including $60 million related to operating income and $5 million related to nonoperating income). The effective income tax rate decreased slightly to 34.0% in 2003 from 34.2% in 2002.

      Net income increased $30 million, or 31%, to $126 million in 2003, reflecting higher revenues of $56 million, partially offset by higher depreciation and amortization of $13 million and higher interest expense of $8 million. Net pension and postretirement benefit costs reduced net income by $5 million in 2003 and $2 million in 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended
------------------------------------------------------------------
September 30, 2002
------------------

      Oncor's operating revenues increased $54 million, or 3%, to $1.6 billion in 2003. Higher tariffs provided $32 million of this increase, reflecting transmission rate increases approved in 2003 ($24 million) and a distribution rate increase associated with the issuance of transition (securitization) bonds in August 2003 ($8 million). (See discussion under "Regulation and Rates.") The revenue growth also reflected $21 million in increased disconnect/reconnect fees due primarily to the new POLR rules in 2003.

      Operation and maintenance expenses increased by $9 million, or 2%, to $569 million in 2003, driven by higher transmission costs paid to other utilities of $24 million and higher pension and other postretirement benefit costs of $9 million, partially offset by lower outside services and consulting expenses of $19 million from cost savings initiatives in late 2002 and lower bad debt expense of $3 million. Higher third-party transmission costs are being mitigated by an increase in the transmission cost factor of Oncor's tariffs approved by the Commission in August 2003 and effective with billings to REPs based on meter readings after August 31, 2003.

      Depreciation and amortization increased $19 million, or 10%, to $215 million in 2003. The increase reflects $9 million in higher depreciation due to investments in delivery facilities to support growth and normal replacements of equipment and $8 million in amortization of regulatory assets commencing with the issuance of securitization bonds in August 2003. The effect on revenues of the higher distribution rates associated with the issuance of the securitization bonds is offset by the related amortization expense.

      Taxes other than income decreased $5 million, or 2%, to $279 million in 2003 due primarily to lower local gross receipts taxes of $16 million, partially offset by increases in property taxes of $6 million and state franchise taxes of $4 million.

      Interest income increased $9 million in 2003 reflecting a $19 million increase in the reimbursement from TXU Energy for higher carrying costs on regulatory assets, partially offset by $12 million less interest on the excess mitigation credit note receivable due to principal payments. See discussion, under "Regulation and Rates" and the discussion of higher average interest rates below.

      Interest expense and related charges increased by $36 million, or 19%, to $229 million in 2003. Of the change, $36 million was due to higher average interest rates on borrowings and $12 million was due to higher average borrowings, offset by $12 million less interest credited to REPs related to the excess mitigation credit. The change in average interest rates reflected the refinancing of affiliate borrowings with higher rate long-term debt issuances.

      Income tax expense was $119 million in 2003 (including $103 million related to operating income and $16 million related to nonoperating income). The effective income tax rate decreased one half of a point to 33.2% in 2003 from 33.7% in 2002, due to a lower state income tax provision.

     Net income increased $7 million, or 3%, to $239 million in 2003, reflecting higher revenues of $54 million partially offset by higher interest expense of $36 million and operating expenses of $9 million. Net pension and postretirement benefit costs reduced net income by $14 million in 2003 and $8 million in 2002.

COMPREHENSIVE INCOME

      For the nine months ended September 30, 2003, Oncor has not utilized cash flow hedges, although Oncor may enter into such hedges in the future. As a result, there were no changes in fair value of derivatives effective as cash flow hedges in 2003. For the nine months ended September 30, 2002, changes in the fair value of derivatives effective as cash flow hedges reflected losses of $39 million ($25 million after-tax). Losses in 2002 were due to cash flow hedges of certain future forecasted interest payments, and such amounts will be realized in income as the interest payments occur over a period of up to thirty years. Although the hedges were terminated in 2002, the interest payments are expected to be made as forecasted.

FINANCIAL CONDITION

Liquidity and Capital Resources

      For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Form 10-K. No significant changes or events that might affect the financial condition of Oncor have occurred subsequent to year-end other than as disclosed herein.

      Cash Flows -- Cash flows provided by operating activities for the nine months ended September 30, 2003 were $349 million, compared to $62 million for the nine months ended September 30, 2002. The improved cash flow performance of $287 million was driven by favorable working capital (accounts receivable, inventory, and accounts payable) changes of $243 million, including a $117 million change in funding under the accounts receivable sales program, reflecting the unfavorable effect in the prior year of billing and collection delays in the transition to competition and the start-up of billing REPs for T&D charges effective January 1, 2002.

      Cash flows provided by financing activities in 2003 were $128 million compared to $336 million in 2002. Net cash used in issuances and retirements of borrowings totaled $20 million in 2003 compared to net cash provided of $303 million in 2002. Oncor repurchased $263 million of common stock in 2003 and $100 million in 2002. In 2003, an equity contribution from US Holdings provided $250 million. Oncor collected $161 million in 2003 from TXU Energy on the note receivable related to the excess mitigation credit compared to $133 million in 2002.

      Cash flows used in investing activities, which consisted primarily of capital expenditures, totaled $359 million and $432 million for the nine months ended September 30, 2003 and 2002, respectively. Other investing activities in 2003 included a cash use of $3 million, primarily reflecting cash pledged as collateral for the transition bonds issued in August 2003 partially offset by net proceeds from retirements of property, plant and equipment. Other investing activities in 2002 of $43 million in cash used primarily reflected termination of out-of-the-money cash flow hedges related to financing activities. The decline in value of the hedges was due to lower interest rates.


Financing Activities

     Capitalization -- The capitalization ratios of Oncor at September 30, 2003, consisted of 59% ($4,102 million) long-term debt, less amounts due currently, and 41% ($2,876 million) shareholder's equity. As part of its restructuring at January 1, 2002, US Holdings determined that the goal for Oncor's initial capital structure would consist of approximately 40% shareholder's equity and 60% debt (total short-term and long-term debt and advances from affiliates) after adjusting to exclude the generation-related regulatory assets. This was the capital structure adopted by the Commission in its rule-making for setting rates as part of the transition to retail competition in Texas, and the Commission applied that capital structure in setting Oncor's cost of service rates. Debt issuances and repurchases of common stock subsequent to Oncor's January 1, 2002 commencement of business reflect activities to move the actual capital structure close to the target capital structure. The targeting of this capital structure may result in future debt issuances and capital distributions.
Note 3 to the financial statements included herein and Note 7 to the financial statements for the periods ended December 31, 2002 and 2001 provide detailed disclosures regarding repurchases of common stock.

     Oncor's cash distributions may take the legal form of common stock share repurchases or the payment of dividends on outstanding shares of its common stock. The form of the distributions is primarily determined by current and forecasted levels of retained earnings as well as state tax implications. The common stock share repurchases made subsequent to January 1, 2002 are cash distributions to US Holdings that for financial reporting purposes have been recorded as a return of capital. Any future cash distributions to US Holdings will be reported (i) as a return of capital if made through repurchases or (ii) as a dividend if so declared by the board of directors. Any future common stock share repurchases will reduce the amount of Oncor's equity, but will not change US Holdings' 100% ownership of Oncor.

      Credit Facilities -- At September 30, 2003, credit facilities available to TXU Corp. and its US subsidiaries were as follows:


                                                                                          At September 30, 2003
                                                                            --------------------------------------------------

                                                         Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ---------             -----       ------    ----------   ------------

Five-Year Revolving Credit Facility    February 2005     US Holdings          $ 1,400      $  266      $   --       $1,134
Revolving Credit Facility              February 2005     TXU Energy, Oncor        450           4          --          446
Three-Year Revolving Credit Facility   May 2005          US Holdings (a)          400          --          --          400
Five-Year Revolving Credit Facility    August 2008       TXU Corp.                500          --          --          500
                                                                              -------      ------      ------       ------
      Total                                                                   $ 2,750      $  270      $   --       $2,480
                                                                              =======      ======      ======       ======

-----------------------
(a) previously TXU Corp.

      Through April 2003, TXU Corp. and its US subsidiaries repaid $2.3 billion in cash borrowings outstanding as of December 31, 2002 under available credit facilities.

      In August 2003, TXU Corp. entered into the $500 million 5-year revolving credit facility that provides for up to $500 million in letters of credit or up to $250 million of loans ($500 million in the aggregate).

      In April 2003, the $450 million revolving credit facility was established for TXU Energy and Oncor. This facility will be used for working capital and other general corporate purposes, including letters of credit, and replaced a $1 billion 364-day revolving credit facility that expired in April 2003. Up to $450 million of letters of credit may be issued under the facility.

      Since December 31, 2002, TXU Corp. elected to cancel $250 million in other US credit facility capacity in response to changing liquidity needs.

      The US Holdings, TXU Energy and Oncor facilities provide back-up for any future issuance of commercial paper by TXU Energy and Oncor. At September 30, 2003, there was no such outstanding commercial paper.

      The $1.4 billion facility provides for up to $1.0 billion in letters of credit.

      Oncor is provided short-term financing by TXU Corp. and its affiliated companies. Oncor had short-term advances from affiliates of $29 million and $60 million outstanding as of September 30, 2003 and December 31, 2002, respectively. The weighted average interest rates on short-term borrowings at September 30, 2003 and December 31, 2002, were 2.87% and 2.45%, respectively.

      Long-Term Debt -- During the nine months ended September 30, 2003, Oncor issued, redeemed or made scheduled principal payments on long-term debt as follows:

                                                      Issuances    Retirements

      First mortgage bonds.......................        $   -       $  661
      Medium term notes..........................            -           15
      Transition bonds...........................          500           --
                                                         -----       ------
       Total.....................................        $ 500       $  676
                                                         =====       ======


      See Note 2 to Financial Statements for further detail of debt issuance and retirements.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, Oncor and other US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. In September 2003, the maximum amount of undivided interests that could be sold by TXU Receivables Company was increased by $100 million to $700 million. In November 2003, this amount decreased to $600 million.

      All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid that was funded by the sale of the undivided interests.

      The discount from face amount on the purchase of receivables funds a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp., as well as program fees paid by TXU Receivables Company to the financial institutions. The servicing fee compensates TXU Business Services Company for its services as collection agent, including maintaining the detailed accounts receivable collection records. TXU Business Services Company charges the affiliated businesses for its servicing costs, net of the servicing fee income. The program fees paid to financial institutions, which consist primarily of interest costs on the underlying financing, were $1 million for each of the nine-month periods ending September 30, 2003 and 2002 and approximated 2.4% of the average funding under the program on an annualized basis in each period; these fee amounts represent the net incremental costs of the program to Oncor and are reported in operation and maintenance expenses.

      The September 30, 2003 balance sheet reflects funding under the program of $41 million, through sale of undivided interests in receivables by TXU Receivables Company, related to $86 million face amount of Oncor trade accounts receivable. Funding under the program increased $23 million for the nine month period ended September 30, 2003, primarily due to the program capacity increase of $100 million and the effect of improved collection trends. Funding under the program for the nine month period ended September 30, 2002 decreased $94 million. Funding increases or decreases under the program are reflected as cash provided by or used in operating activities in the statement of cash flows.

      Upon termination of the program, cash flows to Oncor would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. The trade accounts receivable balances on Oncor's balance sheets represent the face amount of the receivables less the funding under the program and allowances for uncollectible accounts.

      In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula, which allowed for increased funding under the program. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition. In August 2003, the program was amended to extend the term to July 2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003.

      Contingencies Related to Sale of Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1) all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;
      2) the delinquency ratio(delinquent for 31 days)for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio(reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new POLR rules by the Commission and strengthened credit and collection policies and practices have brought the ratios into consistent compliance with the program.

      Under terms of the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or supply a parent guarantor that meets the ratio requirements). The failure by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate. Prior to the August 2003 amendment extending the program, originator eligibility was predicated on the maintenance of an investment grade credit rating.

      Credit Ratings of TXU Corp. and its US Subsidiaries -- The current credit ratings for TXU Corp., US Holdings and certain of its US subsidiaries are presented below:


                TXU Corp.           US Holdings       Oncor        TXU Energy
                ---------           -----------       -----        ----------
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

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of Oncor contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. As of September 30, 2003, Oncor and its subsidiaries were in compliance with all such applicable covenants.

      Other agreements of Oncor, including some of the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of Oncor or its subsidiaries.

      Cross Default Provisions
      ------------------------

      Certain financing arrangements of Oncor contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

      A default by TXU Energy or Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default for such party under the TXU Energy/Oncor $450 million revolving credit facility. Under this credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor, but not as to TXU Energy.

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

REGULATION AND RATES

      1999 Restructuring Legislation and Settlement Plan -- On December 31, 2001, US Holdings filed the Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings' transition to electricity competition pursuant to the 1999 Restructuring Legislation. The Settlement provided for in the Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement was approved by the Commission in June 2002 and has become final.

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

      Regulatory Asset Securitization -- In accordance with the Settlement, Oncor received a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to recover regulatory assets and related transaction costs. The Settlement provides that there can be an initial issuance of securitization bonds in the amount of up to $500 million, which was completed in August of 2003, followed by a second issuance of the remainder expected in the first quarter of 2004. The Settlement resolves all issues related to regulatory assets and liabilities. On August 28, 2003, Oncor began billing REPs a transition charge associated with the issuance of $500 million in securitization bonds. The transition charge is designed to recover the securitization bond principal and interest, as well as related transaction costs. A total of $8 million of such transition charge revenues are reflected in Oncor's revenues for the three months ended September 30, 2003. Increased revenues on an annualized basis associated with this transition charge are estimated to be $54 million.

      Retail Clawback Credit -- This provision of the 1999 Restructuring Legislation and the Settlement Plan provides for a reduction in delivery fees charged to REPs if certain thresholds are not achieved in the competitive markets. Oncor will provide the credit to REPs, but TXU Energy will fund the credit. If TXU Energy retains more than 60% of its historical residential and small commercial power consumption after the first two years of competition, the amount of the retail clawback credit will be equal to the number of residential and small commercial customers retained by TXU Energy in its historical service territory on January 1, 2004, less the number of new customers TXU Energy has added outside of its historical service territory as of January 1, 2004, multiplied by $90. This determination will be made separately for the residential and small commercial classes. The credit will be applied to delivery fees billed by Oncor to REPs, including TXU Energy, over a two-year period beginning January 2004. Oncor's earnings and cash flows will be unaffected by the retail clawback as it is funded by TXU Energy.


      Transmission Rates -- In May 2003, the Commission approved an increase in Oncor's wholesale transmission tariffs (rates) charged to distribution utilities that became effective immediately. In August 2003, the Commission approved an increase in the transmission cost recovery component of Oncor's distribution rates charged to REPs. This increase was effective for billings resulting from meter readings on or after September 1, 2003. The combined effect of the increases in both the transmission and distribution rates is an estimated $44 million of incremental revenues to Oncor on an annualized basis.

CHANGES IN ACCOUNTING STANDARDS

      See Note 1 to Financial Statements for a discussion of changes in accounting standards.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      The following risk factors are being presented in consideration of industry practice with respect to disclosure of such information in filings under the Securities Exchange Act of 1934, as amended.

      Some important factors, in addition to others specifically addressed in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, that could have a material impact on Oncor's operations, financial results and financial condition, and could cause Oncor's actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

      Oncor's businesses operate in changing market environments influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. Oncor will need to adapt to these changes and may face increasing competitive pressure.

      Oncor is subject to changes in laws or regulations, including the Texas Public Utility Regulatory Act, as amended, the Federal Power Act, as amended, and the Public Utility Holding Company Act of 1935, as amended, changing governmental policies and regulatory actions, including those of the Commission and the Federal Energy Regulatory Commission, with respect to matters including, but not limited to, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities and return on invested capital.

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

      A portion of Oncor's revenues is derived from rates that Oncor collects from each REP based on the amount of electricity Oncor distributes on behalf of each such REP. Thus, Oncor's revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage. In addition, the operation of electricity T&D facilities involves many risks, including breakdown or failure of equipment and transmission lines, lack of sufficient capital to maintain the facilities, the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses. Natural disasters, war, terrorist acts and other catastrophic events may impact Oncor's operations in adverse ways, including disruption of power production and energy delivery activities, declines in customer demand, cost increases and instability in the financial markets. Oncor's ability to obtain insurance, and the cost of and coverage provided by such insurance could be affected by events outside its control.

      Oncor's ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables. If Oncor's efforts to complete capital improvements are unsuccessful, Oncor could be subject to additional costs and/or the write-off of its investment in the project or improvement.

      Oncor's rates are regulated by the Commission and are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Oncor's rates are regulated by the Commission based on an analysis of Oncor's costs, as reviewed and approved in a regulatory proceeding. As part of the Settlement Plan, Oncor has agreed not to seek to increase its distribution rates prior to 2004. Thus, the rates Oncor is allowed to charge may or may not match Oncor's costs and allowed return on invested capital at any given time. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of Oncor's costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of Oncor's costs and the return on invested capital allowed by the Commission.

      Oncor's revenues from the distribution of electricity are collected from approximately 42 retail electric providers that sell the electricity Oncor distributes to these retail electric providers' customers. Oncor depends on these retail electric providers to timely remit these revenues to Oncor. Oncor could experience delays or defaults in payment from these retail electric providers, adversely affecting Oncor's cash flows and financial condition. For the nine months ended September 30, 2003, Oncor had $1.6 billion in revenues for delivery services. Of this amount, $1.2 billion, or 73%, represented revenues from TXU Energy.

      In addition to revenues, Oncor is owed other significant amounts, as discussed below, from TXU Energy. Oncor's financial results and condition could be adversely affected by any nonperformance of TXU Energy regarding these matters.

      Oncor records interest income receivable from TXU Energy with respect to Oncor's generation-related regulatory assets that are subject to securitization. The interest income reimburses Oncor for the interest expense Oncor incurs on that portion of its debt deemed to be associated with the generation-related regulatory assets. For the nine months ended September 30, 2003, this interest income totaled $36 million.

      Under terms of the Settlement Plan, Oncor has issued securitization (transition) bonds in the principal amount of $500 million in August 2003. The remaining $800 million of securitization bonds allowable under the Settlement Plan are expected to be issued in the first quarter of 2004. The incremental income taxes Oncor will pay on the increased delivery fees to be charged to Oncor's customers related to the aggregate issuance of $1.3 billion in bonds will be reimbursed by TXU Energy. Therefore, Oncor's financial statements reflect a $437 million receivable from TXU Energy that will be extinguished as Oncor pays the related income taxes.

      Oncor has a note receivable from TXU Energy related to the excess mitigation credit established in accordance with the settlement plan. Oncor has implemented the $350 million credit, plus interest, as a credit applied to delivery fees billed to retail electric providers, including TXU Energy, for a two-year period ending December 31, 2003. At September 30, 2003, the note receivable balance was $9 million. The principal and interest payments on the note receivable from TXU Energy reimburse Oncor for the credit applied to delivery fees billed to retail electric providers. For the nine months ended September 30, 2003, the principal payments received on the note receivable totaled $161 million and the interest income totaled $6 million.

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

      TXU Corp. and US Holdings are not obligated to provide any loans, further equity contributions or other funding to Oncor or any of its subsidiaries. Oncor must compete with all of TXU Corp.'s and US Holdings' other subsidiaries for capital and other resources. While, as a member of the TXU corporate group, Oncor operates within policies, including dividend policies, established by TXU Corp. that impact the liquidity of Oncor, the regulation of Oncor's rates provides economic disincentives to any significant reduction of Oncor's equity capitalization and prohibits cross-subsidization of other TXU Corp. group members by Oncor.

      The lack of necessary capital and cash reserves may adversely impact Oncor's growth plans, its ability to raise additional debt and the evaluation of its creditworthiness by rating agencies.

      As a result of the energy crisis in California during the summer of 2001, the recent volatility of natural gas prices, the bankruptcy filing by Enron, accounting irregularities of public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and non-regulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Accounting irregularities at certain companies in the industry have caused regulators and legislators to review current accounting practices and financial disclosures. The capital markets and rating agencies also have increased their level of scrutiny. Oncor believes that it is complying with all applicable laws, but it is difficult or impossible to predict or control what effect these events may have on Oncor's financial condition or access to the capital markets. Additionally, it is unclear what laws and regulations may develop, and Oncor cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or its operations specifically.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Except as discussed below, the information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 2002 Form 10-K and is therefore not presented herein.

      Credit Risk -- Credit risk relates to the risk of loss that Oncor may incur as a result of non-performance by its counterparties. Oncor's customers consist primarily of REPs. As a requisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the Commission. REP certificates granted by the Commission are subject to suspension and revocation for significant violation of the Public Utility Regulatory Act and Commission rules. Significant violations include failure to timely remit payments for invoiced charges to a T&D utility pursuant to the terms of tariffs adopted by the Commission. Additionally, the Commission's ratemaking practices have permitted recovery of bad debt charge-offs through approved tariffs. Since most of the T&D services provided and invoiced by Oncor are to its affiliated REP, TXU Energy, a material loss to Oncor arising from nonperformance by its customers is considered unlikely.

      Oncor's exposure to credit risk primarily represents trade accounts receivable from unaffiliated customers, which was $65 million as of September 30, 2003. Oncor had exposure to one counterparty that represented 18% of this amount.

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

               PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits provided as a part of Part II are:


           Previously Filed***
           -------------------
           With
           File              As
Exhibit    Number            Exhibit
-------    ------            -------
4(a)       333-106894        4(d)      --   Form of Oncor 6.375% Exchange Senior Secured Notes due 2015.

4(b)       333-106894        4(e)      --   Form of Oncor 7.250% Exchange Senior Secured Notes due 2033.

4(c)       333-106894        4(g)      --   Form of Oncor First Mortgage Bond, 6.375% Series due 2015.

4(d)       333-106894        4(h)      --   Form of Oncor First Mortgage Bond, 7.250% Series due 2033.

4(e)       333-106894        4(i)      --   Registration Rights Agreement, dated December 20, 2002, between Oncor and the original purchasers of Oncor's Senior Secured Notes.

10(a)      1-12833           4(e)      --   Amendment No. 1, dated August 29, 2003, to the $450,000,000 Revolving
           Form 10-Q                        Credit Agreement, dated as of April 22, 2003, among TXU Energy, Oncor,
           (Quarter Ended                   certain banks listed therein and JP Morgan Chase Banks as
           September 30,                    Administrative Agent and Fronting Bank.
           2003)

31(a)                                 --    Section 302 Certification of Chief Executive Officer

31(b)                                 --    Section 302 Certification of Principal Financial Officer

32(a)**                               --    Section 906 Certification of Chief Executive Officer

32(b)**                               --    Section 906 Certification of Principal Financial Officer

99                                    --    Condensed Statements of Consolidated Income - Twelve Months Ended September 30, 2003

------------------------
*      Incorporated herein by reference.
** Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Certificate is not being "filed" for purposes of Section 18 of the Securities Act of 1934

(b) Reports on Form 8-K furnished or filed since June 30, 2003:

 July 31, 2003             Item 5.  Other Events and Regulation FD Disclosure

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        ONCOR ELECTRIC DELIVERY COMPANY



                                        By       /s/ David H. Anderson
                                           --------------------------------
                                                 David H. Anderson
                                                 Vice President and
                                                 Principal Accounting Officer






Date:  November 12, 2003