Form 10-K
period 2003-12-31
ONCOR ELECTRIC DELIVERY CO
filed 2004-03-19
CIK 1193311

________________________________________________________________________________


            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
               __________________________________________


                                    FORM 10-K


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003


                                    -- OR --


  [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                    Commission File Number 333-100240


                         Oncor Electric Delivery Company
             (Exact Name of Registrant as Specified in its Charter)



      Texas                                            75-2967830
(State of Incorporation)                  (I.R.S. Employer Identification No.)

500 N Akard Street, Dallas, TX  75201                    (214) 486-2000
(Address of Principal Executive Offices)      (Registrant's Telephone Number)
(Zip Code)

                __________________________________________


Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:  None



               __________________________________________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No
                                                  ----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes   No  X
                                      --    ---
Aggregate market value of Oncor Electric Delivery Company Common Stock held by non-affiliates: None

Common Stock outstanding at March 14, 2004: 59,174,500 shares, without par value

Oncor Electric Delivery Company meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.


            __________________________________________


           DOCUMENTS INCORPORATED BY REFERENCE - None


_______________________________________________________________________________

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----

Glossary...........................................................................................           ii

                                                 PART I
Items 1. and 2. BUSINESS and PROPERTIES............................................................            1

      ONCOR ELECTRIC DELIVERY COMPANY AND SUBSIDIARY...............................................            1

      DESCRIPTION OF ONCOR'S BUSINESS..............................................................            1

      REGULATION AND RATES.........................................................................            3

      ENVIRONMENTAL MATTERS........................................................................            3

Item 3.   LEGAL PROCEEDINGS........................................................................            3

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................            3

                                                 PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS..................................................................................            4

Item 6.   SELECTED FINANCIAL DATA..................................................................            4

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS....................................................................            4

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................            4

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................            4

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.....................................................................            4

Item 9A.   CONTROLS AND PROCEDURES.................................................................            4

                                                PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT...........................................            4

Item 11.  EXECUTIVE COMPENSATION...................................................................            4

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................            4

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................            5

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES...................................................            5

                                                 PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..........................            6

APPENDIX A - Financial Information of Oncor Electric Delivery Company

APPENDIX B -Exhibits to 2003 Form 10-K

Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of Oncor Electric Delivery Company are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, shortly after they have been filed with the Securities and Exchange Commission. Oncor Electric Delivery Company will provide copies of current reports not posted on the website upon request.

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

1999 Restructuring Legislation........legislation that restructured the electric utility industry in Texas to provide
                                      for competition

2002 Form 10-K........................Oncor Electric Delivery Company's Annual
                                      Report on Form 10-K for the year ended
                                      December 31, 2002

2003 Form 10-K........................Oncor  Electric  Delivery  Company's
                                      Annual Report on Form 10-K for the year
                                      ended December 31, 2003

Commission............................Public Utility Commission of Texas

EPA...................................Environmental Protection Agency

ERCOT.................................Electric Reliability Council of Texas,
                                      the Independent System Operator and the
                                      regional reliability coordinator of the
                                      various electricity systems within Texas

FASB..................................Financial Accounting Standards Board

FERC..................................Federal Energy Regulatory Commission

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

FIN 46................................FIN No. 46, "Consolidation of Variable
                                      Interest Entities"

Fitch.................................Fitch Ratings, Ltd.

GWh...................................gigawatt-hours

historical service territory..........US Holdings historical service territory at the time of entering competition on
                                      January 1, 2002.

IRS...................................Internal Revenue Service

kV....................................kilovolt

Moody's...............................Moody's Investors Services, Inc.

Oncor.................................refers to Oncor Electric Delivery Company and/or its consolidated bankruptcy remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on the context

REP...................................retail electric provider

S&P...................................Standard & Poor's, a division of the
                                      McGraw Hill Companies

Settlement Plan.......................regulatory  settlement plan that received final approval by the Commission in
                                      January 2003

SFAS..................................Statement of Financial Accounting
                                      Standards issued by the FASB

SFAS 71...............................SFAS No. 71, "Accounting for the Effects
                                      of Certain Types of Regulation"

SFAS 87...............................SFAS No. 87, "Employers' Accounting
                                      for Pensions"

SFAS 106..............................SFAS No. 106, "Employers' Accounting for
                                      Postretirement Benefits Other Than
                                      Pensions"

SFAS 109..............................SFAS No. 109, "Accounting for Income
                                      Taxes"

SFAS 132..............................SFAS No. 132, "(Revised  2003):Employers'
                                      Disclosures about Pensions and Other
                                      Postretirement Benefits - An Amendment of
                                      FASB Statements No. 87, 88, and 106"

SFAS 133..............................SFAS No. 133, "Accounting for Derivative
                                      Instruments and Hedging Activities"

SFAS 140..............................SFAS No. 140, "Accounting for Transfers
                                      and Servicing of Financial Assets and
                                      Extinguishment of Liabilities--
                                      a Replacement of FASB Statement No. 125"

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

SFAS 146..............................SFAS No. 146, "Accounting for Costs
                                      Associated with Exit or Disposal
                                      Activities"

SFAS 150..............................SFAS No. 150, "Accounting for Certain
                                      Financial Instruments with Characteristics of both Liabilities and Equity"

SOP 98-1..............................Statement of Position No. 98-1,
                                      "Accounting for the Costs of Computer
                                      Software Developed or Obtained for
                                      Internal Use"

TCEQ..................................Texas Commission on Environmental Quality

TXU Corp..............................refers to TXU Corp. and/or its consolidated subsidiaries, depending on
                                      context

TXU Energy............................refers to TXU Energy Company  LLC, a REP subsidiary of US Holdings, and/or its
                                      consolidated subsidiaries, depending on
                                      context

TXU Gas...............................TXU Gas Company, a subsidiary of TXU Corp.

TXU SESCO.............................TXU SESCO Company, a subsidiary of
                                      TXU Energy, which serves as a REP in ten counties in the eastern and central parts of Texas

US....................................United States of America

US Holdings...........................TXU US Holdings Company, a subsidiary of
                                      TXU Corp.

                                     PART I

Items 1. and 2. BUSINESS and PROPERTIES

                 ONCOR ELECTRIC DELIVERY COMPANY AND SUBSIDIARY
                 ----------------------------------------------

      Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.

      As a result of the 1999 Restructuring Legislation, which set into motion the deregulation of the electric industry in Texas, effective January 1, 2002, TXU Corp.'s integrated electric utility business was disaggregated and its operations were transferred to the newly established Oncor and TXU Energy subsidiaries. Oncor and TXU Energy are wholly-owned subsidiaries of US Holdings, which is a wholly-owned subsidiary of TXU Corp.

      Oncor owns and operates 98,286 miles of electric distribution lines and 14,180 miles of electric transmission lines. The operating assets of Oncor are located principally in the north-central, eastern and western parts of Texas. At December 31, 2003, Oncor had approximately 4,100 full-time employees, including 175 in a collective bargaining unit.

      Oncor operates within the ERCOT system. ERCOT is an intrastate network of investor-owned entities, cooperatives, public entities, non-utility generators and power marketers. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas, the Independent System Operator of the interconnected transmission system of those systems, and is responsible for ensuring equal access to transmission service by all wholesale market participants in the ERCOT region.

      Oncor is managed as a single, integrated electricity delivery business; consequently, there are no separate reportable business segments.

REGULATORY SETTLEMENT PLAN

      On December 31, 2001, US Holdings filed a Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings' transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan does not remove regulatory oversight of Oncor's business. The Settlement Plan became final and non-appealable in January 2003.

      As part of the Settlement Plan, US Holdings received a financing order authorizing the issuance of securitization bonds in the aggregate principal amount up to $1.3 billion to recover regulatory asset stranded costs and other qualified costs. Accordingly, Oncor Electric Delivery Transition Bond Company LLC, a bankruptcy remote financing subsidiary of Oncor, issued an initial $500 million of securitization bonds in 2003 and is expected to issue approximately $790 million in the first half of 2004. The principal and interest on the bonds are recoverable through a delivery fee surcharge (transition charge) to all REPs, including TXU Energy.

                         DESCRIPTION OF ONCOR'S BUSINESS
                         -------------------------------

ELECTRICITY TRANSMISSION

      Oncor's electricity transmission business is responsible for the safe and reliable operations of its transmission network and substations. These responsibilities consist of the construction and maintenance of transmission facilities and substations and the monitoring, controlling and dispatching of high-voltage electricity over Oncor's transmission facilities in coordination with ERCOT.

      Oncor is a member of ERCOT, and the transmission business actively supports the operations of ERCOT and market participants. The transmission business participates with ERCOT and other member utilities to plan, design, construct and operate new transmission lines, with regulatory approval, necessary to maintain reliability, increase bulk power transfer capability and to minimize limitations and constraints on the ERCOT transmission grid.

      Transmission revenues are provided under tariffs approved by either the Commission or, to a small degree, FERC. Network transmission revenues compensate Oncor for delivery of power over transmission facilities operating at 60,000 volts and above. Transformation service revenues compensate Oncor for substation facilities that transform power from high-voltage transmission to distribution voltages below 60,000 volts. Other services offered by the transmission business include, but are not limited to: system impact studies, facilities studies and maintenance of substations and transmission lines owned by other non-retail parties.

      Oncor's transmission facilities include 4,502 circuit miles of 345-kV transmission lines and 9,678 circuit miles of 138- and 69-kV transmission lines. Also, 43 generating plants totaling 33,260 megawatts are directly connected to Oncor's transmission system, and 693 distribution substations are served from Oncor's transmission system.

      Oncor is connected by eight 345-kV lines to CenterPoint Energy; by four 345-kV (one of which is an asynchronous high voltage direct current interconnection) to American Electric Power Company in the Southwest Power Pool, eight 138-kV and thirteen 69-kV lines to American Electric Power Company; by four 345-kV and eighteen 138-kV lines and three 69-kV lines to the Lower Colorado River Authority; by seven 345-kV and nine 138-kV lines to the Texas Municipal Power Agency; and at several points with smaller systems operating wholly within Texas.


ELECTRICITY DISTRIBUTION

      Oncor's electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including power delivery, power quality and system reliability. The Oncor distribution system supplies electricity to over 2.9 million points of delivery. The electricity distribution business consists of the ownership, management, construction, maintenance and operation of the distribution system within Oncor's certificated service area. Over the past five years, the number of Oncor's distribution system premises served has been growing an average of 2% per year.

      Oncor's distribution system receives electricity from the transmission system through substations and distributes electricity to end users and wholesale customers through 2,944 distribution feeders.

      The Oncor distribution system consists of 55,472 miles of overhead primary conductors, 22,076 miles of overhead secondary and street light conductors, 12,936 miles of underground primary conductors and 7,802 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

      Most of Oncor's power lines have been constructed over lands of others pursuant to easements or along public highways, streets and right-of-ways as permitted by law.

CUSTOMERS

      Oncor's transmission customers consist of municipalities, electric cooperatives and other distribution companies. Oncor's distribution customers consist of approximately 43 REPs in Oncor's certified service area, including subsidiary REPs of TXU Energy. For the year ended December 31, 2003, delivery fee revenues from TXU Energy represented approximately 70% of Oncor's revenues. There are no individually significant unaffiliated customers upon which Oncor's business or results are highly dependent.

      Since January 1, 2002, the retail customers who purchase and consume electricity and are connected to Oncor's system have been free to choose their electricity supplier from REPs who compete for their business. The changed character of electric service, however, does not mean that the safe and reliable delivery of dependable power is any less critical to Oncor's success. Service quality, safety and reliability are of paramount importance to REPs, electricity customers, and Oncor. Oncor intends to continue to build on its inherited tradition of low cost and high performance.

                              REGULATION AND RATES
                              --------------------

      As its operations are wholly within Texas, Oncor believes that it is not a public utility as defined in the Federal Power Act and has been advised by its counsel that it is not subject to general regulation under such Act.

      The Commission has original jurisdiction over transmission rates and services and over distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the Commission and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, the Public Utility Regulatory Act
(PURA) prohibits the collection of any rates or charges by a public utility that do not have the prior approval of the Commission.

       At the state level, PURA, as amended, requires owners or operators of transmission facilities to provide open access wholesale transmission services to third parties at rates and terms that are non-discriminatory and comparable to the rates and terms of the utility's own use of its system. The Commission has adopted rules implementing the state open access requirements for utilities that are subject to the Commission's jurisdiction over transmission services, such as Oncor.

      Provisions of the 1999 Restructuring Legislation allow Oncor to annually update its transmission rates to reflect changes in invested capital. These provisions encourage investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

                              ENVIRONMENTAL MATTERS
                              ----------------------

Water

      The TCEQ has jurisdiction over water discharges (including storm water) from all domestic facilities. Oncor's facilities are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. Oncor holds all required waste water discharge permits from the TCEQ for facilities in operation and has applied for or obtained necessary permits for facilities under construction. Oncor believes it can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure Plans for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain plans and facilities. Oncor is unable to predict at this time the impact of these changes.

Other

      Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ has issued regulations under the Texas Solid Waste Disposal Act applicable to Oncor's facilities. Oncor's facilities operate in compliance with applicable solid and hazardous waste regulations.

      Environmental Capital Expenditures -- Oncor's capital expenditures for environmental matters were $2 million in 2003.

Item 3.  LEGAL PROCEEDINGS

      Oncor is involved in various legal and administrative proceedings the ultimate resolution of which should not have a material effect on its financial position, results of operations or cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      Not applicable. All of Oncor's common stock is owned by US Holdings. Reference is made to Note 6 to Financial Statements regarding limitations upon payment of dividends on common stock of Oncor.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required hereunder for Oncor is set forth under Statement of Responsibility, Independent Auditors' Report, Statements of Consolidated Income, Statements of Consolidated Comprehensive Income, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Shareholder's Equity and Notes to Financial Statements included in Appendix A to this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

Item 9A. CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of Oncor's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2003. Based on the evaluation performed, Oncor's management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

      There have been no significant changes in Oncor's internal controls over financial reporting that have occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Oncor's internal control over financial reporting.

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

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

      US Holdings has no Audit Committee of its own, but relies upon the TXU Corp. Audit Committee (Committee). The Committee has adopted a policy relating to engagement of the TXU Corp.'s independent auditors. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, Deloitte & Touche LLP may be engaged to provide non-audit services as described herein. Prior to engagement, all services to be rendered by the independent auditors must be authorized by the Committee in accordance with pre-approval procedures which are defined in the policy. The pre-approval procedures require (i) the annual review and pre-approval by the Committee of all anticipated audit and non-audit services; and (ii) the quarterly pre-approval by the Committee of services, if any, not previously approved and the review of the status of previously approved services. The Committee may also approve certain on-going non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed by the independent auditor were pre-approved.

      The policy defines those non-audit services which Deloitte & Touche may also be engaged to provide as follows: (i) audit related services (e.g. due diligence related to mergers, acquisitions and divestitures; employee benefit plan audits; accounting and financial reporting standards consultation; internal control reviews; and the like); (ii) tax services (e.g. Federal and state tax returns; regulatory rulings preparation; general tax, merger, acquisition and divestiture consultation and planning; and the like); and (iii) other services (e.g. process improvement, review and assurance; litigation and rate case assistance; general research; and the like). The policy prohibits the engagement of Deloitte & Touche to provide: (i) bookkeeping or other services related to the accounting records or financial statements of Oncor; (ii) financial information systems design and implementation services; (iii) appraisal or valuation services, fairness opinions, or contribution-in-kind reports; (iv) actuarial services; (v) internal audit outsourcing services; (vi) management or human resource functions; (vii) broker-dealer, investment advisor, or investment banking services; (viii) legal and expert services unrelated to the audit; and
(ix) any other service that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible.

      Compliance with the Committee's policy relating to the engagement of Deloitte & Touche will be monitored on behalf of the Committee by TXU Corp.'s chief internal audit executive. Reports from Deloitte & Touche and the chief internal audit executive describing the services provided by the firm and fees for such services will be provided to the Committee no less often than quarterly.

      For the years ended December 31, 2003 and 2002, fees billed to Oncor by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows:

                                                                                       2003               2002
                                                                                  --------------     ---------------
Audit Fees.  Fees for  services  necessary  to perform  the annual  audit, review Securities and Exchange Commission  filings,  fulfill statutory and
other attest service requirements, provide comfort letters and consents...            $ 591,000         $ 1,044,000

Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting
and reporting standards...................................................                   --                  --

Tax Fees.  Fees for tax compliance,  tax planning,  and tax advice related to mergers and acquisitions,  divestitures,  and  communications  with and
requests for rulings from taxing authorities..............................                   --                  --

All  Other  Fees.  Fees  for  services   including   process   improvement
reviews, forensic accounting reviews, litigation and rate case assistance.                   --             135,000
                                                                                  --------------     ---------------

Total .....................................................................            $591,000          $1,179,000
                                                                                  ==============     ===============


                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                       Page
                                                                                                       -----

(a) Documents filed as part of this Report:

      Financial Statements (included in Appendix A to this report):

      Selected Financial Data   ..............................................................          A-2
      Management's Discussion and Analysis of Financial Condition and Results of
         Operations............................................................................         A-3
      Statement of Responsibility..............................................................        A-15
      Independent Auditors' Report.............................................................        A-16
      Statements of Consolidated Income for each of the three years in the period ended
         December 31, 2003.....................................................................        A-17
      Statements of Consolidated Comprehensive Income for each of the three years in the
         period ended December 31, 2003........................................................        A-17
      Statements of Consolidated Cash Flows for each of the three years in the period
         ended December 31, 2003...............................................................        A-18
      Consolidated Balance Sheets, December 31, 2003 and 2002..................................        A-19
      Statements of Consolidated Shareholder's Equity for each of the three years in the
         period ended December 31, 2003........................................................        A-20
      Notes to Financial Statements............................................................        A-21

      The consolidated financial statements schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K filed or furnished since September 30, 2003:

      None

(c) Exhibits:

      Included in Appendix B to this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                             ONCOR ELECTRIC DELIVERY COMPANY


Date:   March 17, 2004                                       By:            /s/   M. S. Greene
                                                                        --------------------------------
                                                                        (M. S. Greene Vice Chairman and
                                                                               Chief Executive)

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


Signature                                                           Title                              Date
---------                                                           -----                              ----

/s/                M. S. Greene                             Principal Executive                    March 17, 2004
----------------------------------------------------------- Officer and Director
     (M. S. Greene, Vice Chairman and Chief Executive)


/s/                SCOTT LONGHURST
----------------------------------------------------------- Principal Financial Officer            March 17, 2004
      (Scott Longhurst, Senior Vice President and
            Principal Financial Officer)


/s/               DAVID H. ANDERSON                         Principal Accounting Officer           March 17, 2004
-----------------------------------------------------------
         (David H. Anderson, Vice President)


/s/                C. JOHN WILDER                           Director                               March 17, 2004
-----------------------------------------------------------
       (C. John Wilder, Chairman of the Board)


/s/                 H. DAN FARELL                           Director                               March 17, 2004
-----------------------------------------------------------
                   (H. Dan Farell)


/s/              MICHAEL J. McNALLY                         Director                               March 17, 2004
-----------------------------------------------------------
                (Michael J. McNally)


/s/                   ERLE NYE                              Director                               March 17, 2004
-----------------------------------------------------------
                     (Erle Nye)


/s/               ERIC H. PETERSON                          Director                               March 17, 2004
-----------------------------------------------------------
                 (Eric H. Peterson)


           Supplemental Information to be Furnished with Reports Filed
  Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
                  Securities Pursuant to Section 12 of the Act


      No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of Oncor Electric Delivery Company during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2003.


                                                                                              Appendix A


ONCOR ELECTRIC DELIVERY COMPANY

INDEX TO FINANCIAL INFORMATION
December 31, 2003


                                                                                                    Page
                                                                                                    ----

Selected Financial Data.....................................................................         A-2

Management's Discussion and Analysis of Financial Condition and Results of Operations.......         A-3

Statement of Responsibility.................................................................        A-15

Independent Auditors' Report................................................................        A-16

Financial Statements:

      Statements of Consolidated Income and Comprehensive Income............................        A-17

      Statements of Consolidated Cash Flows.................................................        A-18

      Consolidated Balance Sheets...........................................................        A-19

      Statements of Consolidated Shareholder's Equity.......................................        A-20

      Notes to Financial Statements.........................................................        A-21



                         ONCOR ELECTRIC DELIVERY COMPANY
                             SELECTED FINANCIAL DATA


                                                                      Year Ended December 31,
                                                              ----------------------------------------
                                                               2003        2002     2001(c)    2000(c)
                                                               ----        ----     -------    -------
                                                               (Millions of Dollars, except ratios)

     Total assets -- end of year.........................    $9,316      $9,022      $8,495     $8,149

     Property, plant and equipment - net-- end of year...    $6,333      $6,056      $5,802     $5,445
        Capital expenditures.............................       543         513         635        517

     Capitalization-- end of year
        Long-term debt, less amounts due currently.......    $3,983      $4,080      $3,282     $2,752
        Shareholder's equity.............................     2,856       2,649       2,701      2,532
                                                              -----      ------      ------     ------
              Total......................................    $6,839      $6,729      $5,983     $5,284
                                                             ======      ======      ======     ======
     Capitalization ratios-- end of year
        Long-term debt, less amounts due currently.......     58.2%       60.6%        54.9%      52.1%
        Shareholder's equity.............................     41.8%       39.4%        45.1%      47.9%
                                                              ----        ----        -----      -----
              Total......................................    100.0%      100.0%       100.0%     100.0%
                                                             -----       -----        -----      -----
     Embedded interest cost on long-term debt-- end of
       year (a)..........................................      6.9%        7.2%         8.6%       8.4%

     Operating revenues..................................    $2,087     $ 1,994      $2,314     $2,081
     Net income (b)......................................    $  258     $   122      $  228     $  226

     Ratio of earnings to fixed charges..................      2.24        2.32        2.24       2.28

     (a) Represents the annual interest and amortization of any discounts, premiums, issuance costs and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus or minus the unamortized balance of any discounts, premiums, issuance costs and gains/losses on reacquisitions at the end of the year and excludes advances from affiliates.

     (b) Net of extraordinary loss related to the writedown of a regulatory asset in 2002 of $123 million.

     (c) 2001 and 2000 financial data is derived from US Holdings' historical financial information unbundled to reflect comparable amounts prior to Oncor's existence as a separate entity, effective January 1, 2002. See Note 1 to financial statements under Basis of Presentation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      Oncor is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A majority of Oncor's revenues represent fees for delivery services provided to TXU Energy, which is also a wholly-owned subsidiary of US Holdings. For the year ended December 31, 2003, such affiliated revenues represented approximately 70% of Oncor's revenues. Oncor is managed as an integrated business; consequently, there are no separate reportable business segments.

      The Oncor electricity distribution business provides delivery services to REPs who sell electricity to retail customers; consequently, Oncor has no electricity commodity supply or price risk. Oncor operates in a favorable regulatory environment, as evidenced by a regulatory provision that allows Oncor to annually update its transmission rates to reflect changes in invested capital. This provision encourages investment in the transmission system to help ensure reliability and efficiency by allowing for timely return on the investments. Oncor has no pending rate cases.

      A key management challenge and initiative is controlling operation and maintenance expenses. Oncor continues to seek opportunities to enhance efficiency and improve the effectiveness of operating processes in order to mitigate upward cost pressures such as rising employee benefits expenses. Such efforts are balanced against the need to support growth and maintain the reliability, efficiency and security of the electricity delivery infrastructure. Oncor's operation and maintenance expense in 2003 was about even with last year, excluding the increase in transmission fees paid to other utilities that was largely offset by higher transmission fee revenues. Management is continuing to focus on limiting increases in operating costs through productivity and other cost control initiatives.

      All dollar amounts in Management's Discussion and Analysis of Financial Condition and Results of Operations and the tables therein are stated in millions of US dollars unless otherwise indicated.

CRITICAL ACCOUNTING POLICIES

      Oncor's significant accounting policies are detailed in Note 1 to Financial Statements. Oncor follows accounting principles generally accepted in the US. In applying these accounting policies in the preparation of Oncor's consolidated financial statements, management is required to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and revenue and expense during the periods covered. The following is a summary of certain critical accounting policies of Oncor that are impacted by judgments and uncertainties and for which different amounts might be reported under a different set of conditions or using different assumptions.

      Revenue Recognition -- Oncor records revenue for delivery services under the accrual method. Electricity delivery revenues are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an accrual for the delivery fee value of electricity provided from the meter reading date to the end of the period. The accrued revenue is based on actual daily revenues for the most recent metered period applied to the number of unmetered days through the end of the period. Unbilled revenues reflected in accounts receivable totaled $95 million and $97 million at December 31, 2003 and 2002, respectively.

      Regulatory Assets and Liabilities -- The financial statements of Oncor reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS 71. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See Notes 10 and 12 to Financial Statements.)

      Approximately $1.8 billion in regulatory asset stranded costs arising prior to the 1999 Restructuring Legislation became subject to recovery through issuance of transition (securitization) bonds in accordance with the Settlement Plan with the Commission as described in Note 10 to Financial Statements. As a result of the final approval of the Settlement Plan in January 2003, Oncor recorded an extraordinary loss of $123 million (net of income tax benefit of $66 million) in the fourth quarter of 2002 principally to write down this regulatory asset. The carrying value of the regulatory asset after the write down represented the estimated future cash flows to be recovered from REPs, through a delivery fee surcharge, to service the principal and interest of the bonds. The carrying value of the regulatory asset is subject to further adjustment, which would be recorded as an extraordinary item, as the remaining portion (approximately $790 million) of the securitization bonds will be issued in 2004.

      Defined Benefit Pension Plans and Other Postretirement Benefit Plans-- Oncor is a participating employer in the defined benefit pension plan sponsored by TXU Corp. Oncor also participates with TXU Corp. and other affiliated subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. See Note 8 for information regarding retirement plans and other postretirement benefits.

      These costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to retiree plans and earnings on plan assets. TXU Corp.'s retiree plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods. Benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation.

      In accordance with accounting rules, changes in benefit obligations associated with these factors may not be immediately recognized as costs on the income statement, but are recognized in future years over the remaining average service period of plan participants. As such, significant portions of benefit costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. Costs allocated from the plans are also impacted by movement of employees between participating companies. Oncor recorded allocated pension and other postretirement benefits expense of $48 million in 2003, $26 million in 2002 and $13 million in 2001. Oncor's funding requirements for these plans were $29 million, $25 million and $18 million in 2003, 2002 and 2001, respectively.

      During 2003, key assumptions of the US pension and other postretirement benefit plans were revised, including decreasing the assumed discount rate in 2003 from 6.75% to 6.25% to reflect current interest rates. The expected rate of return on pension plan assets remained at 8.5%, but declined to 8.01% from 8.26% for the other postretirement benefit plan assets.

      Based on current assumptions, pension and other postretirement benefits expense for Oncor is expected to increase $4 million to approximately $52 million in 2004 and Oncor's funding requirements are expected to increase $12 million to approximately $41 million.

      As a result of the pension plan asset return experience, at December 31, 2003, TXU Corp. recognized a minimum pension liability as prescribed by SFAS
87. Oncor's allocated portion of the liability, which totaled $3 million ($2 million after-tax), was recorded as a reduction to shareholders' equity through a charge to Other Comprehensive Income. The recording of the minimum pension liability did not affect net income.

      TXU Corp. has elected not to defer accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) as allowed for under FASB Staff Position 106-1. TXU Corp. believes that the plan in which Oncor is a participant meets the actuarial equivalency as required by the Medicare Act and therefore a reduction in future post retirement benefit costs is expected. Further information related to the impact of the Medicare Act can be found in the TXU Corp. Form 10-K. The Medicare Act had no effect on Oncor's results of operations for 2003, but is expected to reduce Oncor's postretirement benefits expense other than pensions by approximately $11 million in 2004.

RESULTS OF OPERATIONS

Operating Data
--------------

                                                                       2003         2002          2001
                                                                       ----         ----          ----
Operating statistics:

Electricity distribution volumes (GWh) (a).......................... 101,810      102,481        99,139

Electricity distribution points of delivery (end of period
  and in thousands - based on number of meters) (b).................   2,932        2,909         2,844

Operating revenues (million of dollars):
   Affiliated (TXU Energy)..........................................  $1,489       $1,586        $2,314
   Non-affiliated (c)...............................................     598          408             -
                                                                      ------       ------        -------
       Total .......................................................  $2,087       $1,994        $2,314
                                                                      ======       ======        ======

---------------------
(a) 2002 data revised
(b) Includes lighting sites, principally guard lights, for which TXU Energy is the REP but are not included in TXU Energy's customer count. Such sites totaled 100,901 in 2003, 105,987 in 2002 and 124,916 in 2001.
(c) There were no non-affiliated operating revenues in 2001 as the market was not open to competition.

2003 compared to 2002
---------------------

      Oncor's operating revenues increased $93 million, or 5%, to $2.1 billion in 2003. Higher tariffs provided $56 million of this increase, reflecting transmission rate increases approved in 2003 ($37 million) and delivery fee surcharges associated with the issuance of transition (securitization) bonds in August 2003 ($19 million). (See Note 5 to Financial Statements.) The balance of the revenue growth reflected $26 million in increased disconnect/reconnect fees, reflecting disconnections initiated by REPs under new regulatory rules and increased consumer switching due to competitive activity, and $10 million from increased pricing to certain business consumers due to higher peak demands in 2003. The increase in the non-affiliated component of Oncor's revenues reflects competitive activity in the historical service territory. Delivered electricity volumes were about even with 2002.

      Operation and maintenance expenses increased by $24 million, or 3%, to $786 million in 2003. The increase reflected higher employee compensation and benefit costs of $34 million and increased third-party transmission costs of $22 million. Partially offsetting these increases were lower outside services and consulting expenses of $17 million arising from cost reduction initiatives implemented in late 2002, lower credit line fees of $9 million resulting from a new secured credit facility and lower distribution and transmission line maintenance costs of $6 million. Higher third-party transmission costs are being mitigated by an increase in the transmission cost recovery factor included as a part of Oncor's distribution tariffs effective with billings to REPs based on meter readings after August 31, 2003.

      Depreciation and amortization increased $33 million, or 13%, to $297 million in 2003. The increase reflected higher depreciation of $14 million due to investments in delivery facilities to support growth and normal replacements of property, plant and equipment and $19 million in amortization of regulatory assets associated with the issuance of securitization bonds in August 2003. The effect on revenues of the delivery fee surcharges associated with the issuance of the securitization bonds is offset by the related amortization expense.

      Taxes other than income declined $15 million, or 4%, to $376 million in 2003 primarily due to a $22 million decline due to the full implementation of a regulatory change in the basis for the calculation of local gross receipts taxes from revenue dollars to kilowatt-hours, partially offset by increases in property and state franchise taxes.

     Interest income increased $3 million, or 6% to $52 million in 2003 reflecting higher interest reimbursements from TXU Energy of $15 million due to higher carrying costs on regulatory assets and $3 million in higher investment income, partially offset by $15 million less interest on the excess mitigation credit note receivable from TXU Energy due to principal repayments (see Note 10 to Financial Statements).

      Interest expense and related charges increased by $35 million, or 13%, to $300 million in 2003. The increase reflected a $48 million impact of higher average interest rates and a $2 million impact of higher average borrowings, partially offset by $15 million less interest credited to REPs related to the excess mitigation credit. The increase in average interest rates reflected the refinancing of affiliate borrowings with higher rate long-term debt issuances.

      Income tax expense was $126 million in 2003 (including $106 million related to operating income and $20 million related to nonoperating income). The effective income tax rate increased slightly to 32.8% in 2003 from 32.5% in 2002.

      Income before extraordinary loss increased $13 million, or 5%, to $258 million in 2003, reflecting higher revenues and lower gross receipts tax expenses, partially offset by higher net interest expense. Net pension and postretirement benefit costs reduced net income by $19 million in 2003 and $11 million in 2002.

2002 compared to 2001
---------------------

      Operating revenues decreased $320 million, or 14%, to $2.0 billion in 2002. Revenues in 2001 included amounts associated with generation and retail expenses that were the responsibility of Oncor, but in 2002 such revenues and expenses are the responsibility of TXU Energy. Excluding the impact of such revenues in 2001, electric delivery revenues rose 3% on a 6% increase in electricity volumes delivered. Because the fees to REPs for their large business customers are fixed for specified ranges of volumes, changes in distribution volumes do not necessarily result in comparable changes in reported revenues.

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

      Depreciation and amortization increased $25 million, or 10%, to $264 million. The increase reflected $12 million related to transmission and distribution property additions, $9 million related to computer system additions and $4 million of debt issue cost amortization.

      Taxes other than income declined $152 million, or 28%, to $391 million in 2002 due to state gross receipts taxes that are reported in TXU Energy in 2002. Effective in 2002, local gross receipts taxes related to electricity revenue are an expense of Oncor while state gross receipts taxes are an expense of TXU Energy.

      Interest income of $49 million in 2002 reflected the reimbursement, effective in 2002, from TXU Energy for carrying costs on regulatory assets and interest on the excess mitigation credit note receivable from TXU Energy.

      Interest expense and related charges declined by $2 million, or 1%, to $265 million. The decline reflected $25 million due to lower average debt levels, largely offset by $21 million in interest expense credited to REPs related to the excess mitigation credit and a $2 million decrease in capitalized interest.

       Income tax expense was $118 million in 2002 (including $100 million related to operating income and $18 million related to nonoperating income), resulting in an effective income tax rate of 32.5% in 2002 compared to 34.3% in 2001. The decline reflected nonrecurring regulatory-driven adjustments recorded in 2001 relating to prior years.

      Income before extraordinary loss increased $17 million, or 7%, to $245 million reflecting the declines in operation and maintenance expenses and taxes other than income, as well as higher interest income, partially offset by the lower revenues. Net pension and postretirement benefit costs reduced net income by $11 million in 2002 and $2 million in 2001.

      Extraordinary loss in 2002 reflected a $123 million (net of income tax benefit of $66 million) charge, principally to write down regulatory assets related to securitization bonds to be issued in accordance with the Settlement Plan. (See Note 2 to Financial Statements.)

COMPREHENSIVE INCOME

      Oncor has historically used, and may in the future use, derivative financial instruments that are highly effective in offsetting future cash flow volatility related to interest rates. The amounts included in accumulated other comprehensive income are expected to offset the impact of future rate changes on related payments. Amounts in accumulated other comprehensive income include (i) the value of cash flow hedges, based on current market conditions and (ii) the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, providing the transaction that was hedged is still forecasted. The effects of the hedges will be recorded in the statement of income as the hedged transactions are actually settled.

      During 2002, changes in the fair value of derivatives effective as cash flow hedges reflected losses of $39 million ($25 million after-tax) due to decreases in the fair value of interest rate hedges because of lower interest rates.

      During both 2003 and 2002, $1 million in after-tax losses in other comprehensive income were recognized in earnings.

      Other comprehensive income also included adjustments related to minimum pension liabilities.

      The minimum pension liability adjustment was a loss of $3 million ($2 million after-tax) in 2003. The minimum pension liability represents the difference between the excess of the accumulated benefit obligation over the plans' assets and the liability reflected in the balance sheet. The recording of the liability did not affect Oncor's financial covenants in any of its credit agreements.

      See also discussion in Note 12 to Financial Statements under "Derivative Financial Instruments and Hedging Activities."

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      Cash Flows -- Cash flows provided by operating activities for 2003 were $650 million, compared to $233 million for 2002. The improved cash flow performance of $417 million was driven by favorable working capital changes (accounts receivable, inventory, and accounts payable) of $286 million, which primarily reflects the unfavorable effect in the prior year of billing and collection delays in the transition to competition and the start-up of billing REPs for transmission and distribution charges effective January 1, 2002. The remaining change reflected the impact of lower federal income tax payments and the timing of transmission fee payments to other utilities.

      The decrease in cash flows provided by operating activities in 2002 from 2001 of $442 million was driven by unfavorable working capital changes of $239 million, primarily reflecting higher accounts receivable from REPs, largely TXU Energy, due to the start-up of billing REPs for delivery charges effective January 1, 2002. The decrease also reflected a $180 million effect of the excess mitigation credit passed to REPs, which is offset in financing activities as the related note receivable from TXU Energy is collected.

      Cash flows provided by financing activities in 2003 were $96 million compared to $364 million in 2002. Net cash used in issuances and retirements of borrowings, including advances from affiliates, totaled $24 million in 2003 compared to net cash provided of $334 million in 2002, reflecting improved operating cash flows. Oncor repurchased $300 million of common stock in 2003 and $150 million in 2002. In 2003, an equity contribution from US Holdings provided $250 million. In 2001, net cash provided by borrowings of $389 million was more than offset by $455 million in repurchases of common stock.

      Cash flows used in investing activities, which consisted primarily of capital expenditures, totaled $578 million, $555 million and $596 million for 2003, 2002 and 2001, respectively. Other investing activities in 2003 included a cash use of $35 million, primarily reflecting restricted cash deposits in connection with the transition bonds issued in August 2003. Other investing activities in 2002 of $46 million in cash used primarily reflected termination of out-of-the-money cash flow hedges related to financing activities. The decline in value of the hedges was due to lower interest rates.

      Future Capital Expenditures -- Capital expenditures are estimated at $530 million for 2004, substantially all of which are for major repairs and organic growth of existing operations.

Financing Activities
---------------------

      Over the next twelve months, Oncor will need to fund ongoing working capital requirements and maturities of debt. Oncor has funded or intend to fund these requirements through cash on hand, cash flows from operations, short-term credit facilities and the issuance of long-term debt or other securities.

      Long-term Debt Activity -- During the year ended December 31, 2003, Oncor issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:

                                                  Issuances    Retirements

   First mortgage bonds.........................     $   -       $  661
   Medium term notes............................         -           15
   Transition bonds.............................       500           --
                                                     -----       ------
   Total........................................     $ 500       $  676
                                                     =====       ======

      See Note 5 to Financial Statements for further detail of debt issuance and retirements.

      Regulatory Asset Securitization -- The Settlement Plan approved by the Commission provides Oncor with a financing order authorizing the issuance of securitization bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs. Oncor issued $500 million of the bonds in August of 2003. In addition, approximately $790 million is expected to be issued in the first half of 2004. The proceeds will be used by Oncor to retire debt and repurchase equity. Because the bond principal and interest payments are secured by the collection of delivery fee surcharges by Oncor, the $1.3 billion in debt is excluded from Oncor's capitalization by credit rating agencies.

      Credit Facilities -- Oncor has a joint revolving credit facility (with TXU Energy) that allows for aggregate borrowings up to $450 million. This facility expires in 2005 and can be used for working capital and general corporate purposes. At December 31, 2003, this facility was undrawn. In addition, US Holdings and TXU Corp. have credit facilities totaling $1.8 billion and $500 million that expire in 2005 and 2008, respectively. At December 31, 2003, $1.8 billion of these two facilities was unused. Oncor expects that, to the extent capacity is available, these additional facilities will be made available to it for borrowings, letters of credit and other purposes. See Note 4 to Financial Statements for details of all of these arrangements.

      Capitalization -- The capitalization of Oncor at December 31, 2003, consisted of 58.2% long-term debt, less current maturities, and 41.8% shareholder's equity. Note 6 to the Financial Statements provides detailed disclosures regarding repurchases of common stock.

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

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to Oncor under the program in 2003 totaled $44 million and $18 million in 2002. Because Oncor's receivables are pooled with those of other TXU Corp. subsidiaries, the increase of $26 million primarily reflects TXU Energy's billing and collection delays in 2002 due to data compilation and reconciliation issues among ERCOT and the market participants in the newly deregulated market. See Note 4 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

      Credit Ratings of TXU Corp. and its US Subsidiaries -- The current credit ratings for TXU Corp., US Holdings and certain of its US subsidiaries are presented below:

                               TXU Corp.           US Holdings           Oncor             TXU Energy
                           ----------------    ----------------       --------         -----------------
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

      Financial Covenants and Cross Default Provisions -- The terms of certain financing arrangements of Oncor contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. As of December 31, 2003, Oncor was in compliance with all such applicable covenants.

      All of the credit facilities discussed above as well as certain of Oncor's financing arrangements contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

Cross Default Provisions
------------------------

      A default by TXU Energy or Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default for such party under the TXU Energy/Oncor $450 million revolving credit facility. Under this credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to Oncor, but not as to TXU Energy.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under US Holdings' credit facilities totaling $1.8 billion.

      A default by TXU Corp. on indebtedness of $50 million or more would result in a cross default under the new $500 million five-year revolving credit facility.

      The accounts receivable securitization program also contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services each have a cross default threshold of $50,000. If either an originator, TXU Business Services or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

      Other arrangements, including leases, have cross default provisions, the triggering of which would not result in a significant effect on liquidity.

      Long-term Contractual Obligations and Commitments -- The following table summarizes the contractual cash obligations of Oncor for each of the periods presented (See Notes 5 and 11 to Financial Statements for additional disclosures regarding terms of these obligations.) Because of new disclosure requirements, this table includes commitment amounts not previously disclosed.

                                                                                       Payments Due
                                                                        -----------------------------------------
                                                                                                           More
                                                                         Less       One to     Three to    Than
                                                                         Than One    Three      Five       Five
                                                                          Year       Years      Years      Years
                                                                         ----------------------------------------

Long-term debt-- principal and interest ...........................       $ 511      $ 673      $ 765     $6,660
Operating leases(a) ...............................................           5         11          8         18
Other liabilities on the balance sheet
   Pension and other postretirement liabilities -
    plan contributions (b).........................................          41         87         83         41
                                                                          -----      -----      -----     ------
Total contractual cash obligations ................................       $ 557      $ 771      $ 856     $6,719
                                                                          =====      =====      =====     ======

_______________________________________________
(a) Includes short term noncancellable leases.
(b) Projections of cash contributions to qualified pension and other postretirement benefit plans for the years 2004-2009.

     The following contractual obligations were excluded from the disclosure in the table above:

    (1) individual contracts that have an annual cash requirement of less than $1 million.
    (2) contracts that are cancelable without payment of a substantial cancellation penalty.
    (3) employment contracts with management.

      Guarantees-- See Note 11 to Financial Statements for details of guarantees.

OFF BALANCE SHEET ARRANGEMENTS

      See discussion above under Sale of Receivables and in Note 4 to Financial Statements.

COMMITMENTS AND CONTINGENCIES

      See Note 11 to Financial Statements for a discussion of commitments and contingencies, including guarantees.

CHANGES IN ACCOUNTING STANDARDS

      See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

      1999 Restructuring Legislation and Settlement Plan -- On December 31, 2001, US Holdings filed the Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings' transition to electricity competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan does not remove regulatory oversight of Oncor's business. The Settlement Plan became final and non-appealable in January 2003. See Note 10 to Financial Statements for the major elements of the Settlement Plan, the most significant of which to Oncor on a go-forward basis is the issuance of securitization bonds to recover regulatory asset stranded costs.

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

      Transmission Rates -- In May 2003, the Commission approved an increase in Oncor's wholesale transmission tariffs (rates) charged to distribution utilities that became effective immediately. In March and August 2003 and March 2004, the Commission approved increases in the transmission cost recovery component of Oncor's distribution rates charged to REPs. The combined effect of these four increases in both the transmission and distribution rates is an estimated $62 million of incremental revenues to Oncor on an annualized basis.

      On March 3, 2003, Oncor filed an annual request for interim update of its wholesale transmission rates. Oncor requested a total annualized revenue increase of $14 million effective April 7, 2003.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Market risk is the risk that Oncor may experience a loss in value as a result of changes in market conditions such as interest rates, which Oncor is exposed to in the ordinary course of business. Oncor enters into financial instruments to manage interest rate risk related to its indebtedness.

      Interest Rate Risk -- The table below provides information concerning Oncor's financial instruments as of December 31, 2003 and 2002, that are sensitive to changes in interest rates. The weighted average rate is based on the rate in effect at the reporting date. Capital leases and the effects of unamortized premiums and discounts are excluded from the table. See Note 5 to Financial Statements for a discussion of changes in debt obligations.

                                         Expected Maturity Date
                           --------------------------------------------------
                                                                                          2003             2002
                                                                       There-   2003      Fair    2002     Fair
                            2004     2005     2006    2007     2008    after    Total     Value   Total    Value
                            ----     ----     ----    ----     ----    -------  ------    -----   -----    -----
Long-term debt
 (including current
 maturities)
   Fixed Rate ...........   $  243   $  128   $  37   $  238   $   39   $3,571   $4,256  $4,645   $4,432  $4,487
     Average interest
      rate...............    6.70%    5.49%   2.26%    4.79%    4.03%    6.69%     6.48%     --     6.92%     --

      Credit Risk -- Credit risk relates to the risk of loss that Oncor may incur as a result of non-performance by its counterparties. Oncor's customers consist primarily of REPs. As a requisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the Commission. REP certificates granted by the Commission are subject to suspension and revocation for significant violation of PURA and Commission rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs adopted by the Commission. Since most of the transmission and distribution services provided and invoiced by Oncor are to its affiliated REP, TXU Energy, a material loss to Oncor arising from nonperformance by its customers is considered unlikely.

      Oncor's exposure to credit risk as of December 31, 2003 primarily represents trade accounts receivable from unaffiliated customers of $58 million. Oncor has one customer, with a balance of $16 million, that represented greater than 10% of this amount at December 31, 2003. This customer is non-investment grade quality; however, the customer has consistently performed its obligations in accordance with its agreements.

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

      Oncor is subject to changes in laws or regulations, including the Texas Public Utility Regulatory Act, as amended, the Federal Power Act, as amended, and the Public Utility Holding Company Act of 1935, as amended, changing governmental policies and regulatory actions, including those of the Commission and the FERC, with respect to matters including, but not limited to, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities and return on invested capital.

      Existing laws and regulations governing the market structure in Texas could be reconsidered, revised or reinterpreted, or new laws or regulations could be adopted.

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

      A portion of Oncor's revenues is derived from rates that Oncor collects from each REP based on the amount of electricity Oncor distributes on behalf of each such REP. Thus, Oncor's revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage. In addition, the operation of electricity transmission and distribution facilities involves many risks, including breakdown or failure of equipment and transmission lines, lack of sufficient capital to maintain the facilities, the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses. Natural disasters, war, terrorist acts and other catastrophic events may impact Oncor's operations in adverse ways, including disruption of power production and energy delivery activities, declines in customer demand, cost increases and instability in the financial markets. Oncor's ability to obtain insurance, and the cost of and coverage provided by such insurance could be affected by events outside its control.

      Oncor's revenues from the distribution of electricity are collected from approximately 43 retail electric providers, including TXU Energy, that sell the electricity Oncor distributes to these retail electric providers' customers. Oncor depends on these retail electric providers to timely remit these revenues to Oncor. Oncor could experience delays or defaults in payment from these retail electric providers. TXU Energy represents approximately 70% of Oncor's revenue base.

      In addition to revenues, Oncor is owed other significant amounts from TXU Energy. The incremental income taxes Oncor will pay on the increased delivery fees to be charged to Oncor's customers related to the aggregate issuance of $1.3 billion in securitization bonds will be reimbursed by TXU Energy. Therefore, Oncor's financial statements reflect a $436 million receivable from TXU Energy that will be extinguished as Oncor pays the related income taxes.

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

      TXU Corp. and US Holdings are not obligated to provide any loans, further equity contributions or other funding to Oncor. Oncor must compete with all of TXU Corp.'s and US Holdings' other subsidiaries for capital and other resources. While, as a member of the TXU corporate group, Oncor operates within policies, including dividend policies, established by TXU Corp. that impact the liquidity of Oncor, the regulation of Oncor's rates provides economic disincentives to any significant reduction of Oncor's equity capitalization and prohibits cross-subsidization of other TXU Corp. group members by Oncor.

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

      The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact Oncor's ability to sustain and grow its businesses, which are capital intensive, and would likely increase its capital costs. Oncor relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. Oncor's access to the financial markets could be adversely impacted by various factors, such as:

o changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;
o        inability to access commercial paper markets;
o a deterioration of Oncor's credit or a reduction in Oncor's credit ratings or the credit ratings of TXU Corp. or its other subsidiaries;
o        a material breakdown in Oncor's risk management procedures; and
o the occurrence of material adverse changes in Oncor's business that restrict Oncor's ability to access its liquidity facilities.

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

     o   significant changes in critical accounting policies material to Oncor;
         and

     o   actions by credit rating agencies.


      Any forward-looking statement speaks only as of the date on which it is made, and Oncor undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for Oncor to predict all of them, nor can Oncor assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

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

      The management of Oncor Electric Delivery Company is responsible for establishing and maintaining a system of internal control, which includes the internal controls and procedures for financial reporting, that is designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning Oncor Electric Delivery Company's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2003, Oncor Electric Delivery Company's system of internal control was adequate to accomplish the objectives discussed herein.

      The independent auditing firm of Deloitte & Touche LLP is engaged to audit, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of Oncor Electric Delivery Company and its subsidiary and to issue their report thereon.


              /s/ M. S. GREENE                         /s/ R. D. TRIMBLE
----------------------------------------        ------------------------------
       M. S. Greene, Vice Chairman and             R. D. Trimble, President
              Chief Executive


             /s/ SCOTT LONGHURST                     /s/ DAVID H. ANDERSON
---------------------------------------      ----------------------------------
 Scott Longhurst, Senior Vice President      David H. Anderson, Vice President
     and Principal Financial Officer          and Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT

Oncor Electric Delivery Company:



We have audited the accompanying consolidated balance sheets of Oncor Electric Delivery Company and its subsidiary (Oncor) as of December 31, 2003 and 2002, and the related statements of consolidated income, comprehensive income, cash flows and shareholder's equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of Oncor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oncor at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP

Dallas, Texas
March 11, 2004

                         ONCOR ELECTRIC DELIVERY COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME

                                                                                    Year Ended December 31,
                                                                             ----------------------------------
                                                                             2003           2002          2001
                                                                             ----           ----          ----
                                                                                    Millions of Dollars
Operating revenues:
   Affiliated.......................................................        $1,489         $1,586        $2,314
   Nonaffiliated ...................................................           598            408             -
                                                                            ------         ------         -----
       Total operating revenues.....................................         2,087          1,994         2,314

Operating  expenses:
   Operation and maintenance........................................           786            762           920
   Depreciation and amortization....................................           297            264           239
   Income taxes.....................................................           106            100           118
   Taxes other than income..........................................           376            391           543
                                                                            ------         ------        ------
       Total operating expenses.....................................         1,565          1,517         1,820
                                                                            ------         ------        ------

Operating income ...................................................           522            477           494

Other income and deductions:
   Other income.....................................................             8              9             9
   Other deductions.................................................             4              7             7
   Nonoperating income  taxes.......................................            20             18             1

Interest income.....................................................            52             49             -

Interest expense and related charges................................           300            265           267
                                                                            ------         ------        ------
Income before extraordinary loss....................................           258            245           228

Extraordinary loss, net of tax effect...............................            --           (123)            -
                                                                            ------         ------        ------
Net income..........................................................        $  258         $  122        $  228
                                                                            ======         ======        ======


                 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                                                    Year Ended December 31,
                                                                             ----------------------------------
                                                                             2003           2002          2001
                                                                             ----           ----          ----
                                                                                    Millions of Dollars

Net income..........................................................        $  258         $  122        $  228

Other comprehensive income (loss) --
   Minimum pension liability adjustment (net of tax benefit of $1)..            (2)             -             -
   Net change related to derivatives (cash flow hedges):
          Net change in fair value, net of tax benefit of $14.......             -            (25)            -
          Amounts realized in earnings during the year..............             1              1             -
                                                                            ------         ------        ------
       Total........................................................            (1)           (24)            -
                                                                            ------         ------        ------
Comprehensive income................................................        $  257         $   98        $  228
                                                                            ======         ======        ======

See Notes to Financial Statements.

                         ONCOR ELECTRIC DELIVERY COMPANY
                      STATEMENTS OF CONSOLIDATED CASH FLOWS



                                                                                   Year Ended December 31,
                                                                              -----------------------------------
                                                                              2003          2002           2001
                                                                              ----          ----           ----
                                                                                     Millions of Dollars
Cash flows -- operating activities:
  Net income .........................................................        $ 258        $  122          $  228
  Adjustments to reconcile net income to cash provided by operating activities:
     Extraordinary loss, net of tax effect............................            -           123               -
     Depreciation and amortization....................................          303           285             239
     Deferred income taxes and investment tax credits -- net..........          108           154              34
     Changes in operating assets and liabilities:
      Accounts receivable -- trade (including affiliates).............           21          (216)            (23)
      Accounts payable -- trade (including affiliates)................           13           (23)             28
      Other  assets ..................................................         (171)         (205)             65
      Other liabilities...............................................          118            (7)            104
                                                                              -----        ------          ------
        Cash provided by operating activities.........................          650           233             675

Cash flows -- financing activities:
  Issuance of long-term debt..........................................          500         3,050             400
  Retirements/repurchase of debt......................................         (676)       (1,084)           (920)
  Net change in advances from affiliates..............................          (35)       (1,345)            964
  Decrease in note receivable from TXU Energy related to a regulatory
   liability..........................................................          170           180               -
  Restricted cash activity related to debt............................          210          (210)              -
  Capital contribution from parent....................................          250             -               -
  Repurchase of common stock..........................................         (300)         (150)           (455)
  Debt premium, discount, financing and reacquisition expenses........          (23)          (77)            (55)
                                                                              -----        ------          ------
        Cash provided by (used in) financing activities...............           96           364             (66)

Cash flows -- investing activities:
  Capital expenditures................................................         (543)         (513)           (635)
  Proceeds from sale of assets........................................            -             4               -
  Other ..............................................................          (35)          (46)             39
                                                                              -----        ------          ------
        Cash used in investing activities.............................         (578)         (555)           (596)
                                                                              -----        ------          ------

Net change in cash and cash equivalents...............................          168            42              13

Cash and cash equivalents -- beginning balance........................           77            35              22
                                                                             ------        ------          ------
Cash and cash equivalents -- ending balance...........................       $  245        $   77          $   35
                                                                             ======        ======          ======

See Notes to Financial Statements.

                         ONCOR ELECTRIC DELIVERY COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31,
                                                                                           ------------------------
                                                                                            2003              2002
                                                                                            ----              ----
                                                                                              Millions of Dollars
                                        ASSETS
Current assets:
   Cash and cash equivalents..................................................              $  245           $   77
   Restricted cash............................................................                  12              210
   Accounts receivable -- trade:
      Affiliates (principally TXU Energy).....................................                 189              213
      All other...............................................................                  58               62
   Notes or other receivables due from TXU Energy currently...................                  13              170
   Materials and supplies inventories -- at average cost......................                  29               40
   Other current assets.......................................................                  33               35
                                                                                            ------           ------
      Total current assets....................................................                 579              807

Investments...................................................................                  44               29
Property, plant and equipment - net...........................................               6,333            6,056
Notes or other receivables due from TXU Energy................................                 423              437
Regulatory assets - net.......................................................               1,872            1,630
Other noncurrent assets.......................................................                  65               63
                                                                                            ------           ------
      Total assets............................................................              $9,316           $9,022
                                                                                            ======           ======
                         LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Advances from affiliates...................................................              $   25           $   60
   Long-term debt due currently...............................................                 243              319
   Accounts payable - trade...................................................                  43               30
   Accrued taxes..............................................................                 147              142
   Accrued interest...........................................................                  88               70
   Other current liabilities..................................................                 146               92
                                                                                            ------           ------
      Total current liabilities ..............................................                 692              713

Investment tax credits........................................................                  68               74
Accumulated deferred income taxes.............................................               1,438            1,296
Other noncurrent liabilities and deferred credits.............................                 279              210
Long-term debt, less amounts due currently....................................               3,983            4,080
                                                                                            ------           ------
      Total liabilities.......................................................               6,460            6,373

Contingencies (Note 11)

Shareholder's equity (Note 6).................................................               2,856            2,649
                                                                                            ------           ------
      Total liabilities and shareholder's equity..............................              $9,316           $9,022
                                                                                            ======           ======

  See Notes to Financial Statements.

                         ONCOR ELECTRIC DELIVERY COMPANY
                 STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY


                                                                                            December 31,
                                                                                  --------------------------------
                                                                                  2003          2002         2001
                                                                                  ----          ----         ----

                                                                                        Millions of Dollars
Common stock without par value -- authorized shares -- 100,000,000:
  Balance at beginning of year............................................        $2,551       $2,701        $2,760
     Capital contribution of parent.......................................           250            -             -
   Common stock repurchased and retired (2003 - 7,500,000 shares;
   2002 -  1,388,000 shares)..............................................          (300)        (150)            -
     Repurchase of common stock allocated to Oncor........................             -            -          (455)
     Conversion of advances to capital....................................             -            -           396
                                                                                  ------       ------        ------
  Balance at end of year (2003-- 60,112,000 shares; 2002-- 67,612,000
    shares; 2001-- 69,000,000 shares).....................................         2,501        2,551         2,701

Retained earnings:
  Balance at beginning of year............................................           122            -          (228)
     Net income...........................................................           258          122           228
                                                                                  ------       ------        ------
  Balance at end of year..................................................           380          122             -

Accumulated other comprehensive loss, net of tax effects:
  Minimum pension liability adjustment:
     Balance at beginning of year.........................................             -            -             -
       Change during the year.............................................            (2)           -             -
                                                                                   -----       ------        ------
     Balance at end of year...............................................            (2)           -             -
  Cash flow hedges (SFAS 133):
     Balance at beginning of year.........................................           (24)           -             -
       Change during the year.............................................             1          (24)            -
                                                                                  ------       ------        ------
     Balance at end of year...............................................           (23)         (24)            -
                                                                                  ------       ------        ------
         Total accumulated other comprehensive loss.......................           (25)         (24)            -
                                                                                  ------       ------        ------
Total shareholder's equity................................................        $2,856       $2,649        $2,701
                                                                                  ======       ======        ======


   See Notes to Financial Statements.

                         ONCOR ELECTRIC DELIVERY COMPANY
                          NOTES TO FINANCIAL STATEMENTS


1.    SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

      Description of Business - Oncor is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A majority of Oncor's revenues represent fees for delivery services provided to TXU Energy. For the year ended December 31, 2003, such affiliated revenues represented 71% of Oncor's revenues. Oncor is managed as an integrated business; consequently, there are no separate reportable business segments.

      Business Restructuring - The 1999 Restructuring Legislation restructured the electric utility industry in Texas and provided for a transition to competition in the generation and retail sale of electricity. TXU Corp. disaggregated its electric utility business, as required by the legislation, and restructured certain of its US businesses as of January 1, 2002 resulting in two new business operations:

o Oncor - a utility regulated by the Commission that holds electricity transmission and distribution assets and engages in electricity delivery services.

o TXU Energy - a competitive business that holds the power generation assets and engages in wholesale and retail energy sales and hedging/risk management activities.

      The relationships of these entities and their rights and obligations with respect to their collective assets and liabilities are contractually described in a master separation agreement executed in December 2001.

      A settlement of outstanding issues and other proceedings related to implementation of the 1999 Restructuring Legislation received final approval by the Commission in January 2003. See Note 10 for further discussion.

      Basis of Presentation -- The consolidated financial statements of Oncor have been prepared in accordance with accounting principles generally accepted in the US and on the same basis as the audited financial statements included in its 2002 Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

      The 2001 financial information includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to unbundle the financial statements of US Holdings between its generation and transmission and distribution (delivery) operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the delivery operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy and expenses related to operations and maintenance and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate revenues, common expenses, assets and liabilities between US Holdings' generation and delivery operations. Further, certain financial information was deemed to be not reasonably allocable because of the changed nature of Oncor's and TXU Energy's operations subsequent to the opening of the market to competition, as compared to US Holdings' previous operations. Such activities and related financial information consisted primarily of costs related to retail customer support activities, including billing and related bad debts expense, as well as regulated revenues associated with these costs. Financial information related to these activities was reported in Oncor's results of operations for the 2001 period. Interest and other financing costs were determined based upon debt allocated. Allocations reflected in the financial information for 2001 did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2002 and 2003. Had the unbundled operations of US Holdings actually existed in 2001 as separate entities in a deregulated environment, their results of operations could have differed materially from those included in the historical financial statements included herein.

      Use of Estimates -- The preparation of Oncor's financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

      Financial Instruments and Mark-to-Market Accounting -- Oncor enters into financial instruments, including swaps, primarily to manage market risks related to changes in interest rates. These financial instruments are accounted for in accordance with SFAS 133.

      SFAS 133 requires the recognition of derivatives in the balance sheet, the measurement of those instruments at fair value and the recognition in earnings of changes in the fair value of derivatives. This recognition is referred to as "mark-to-market" accounting. SFAS 133 provides exceptions to this accounting if
(a) the derivative is deemed to represent a transaction in the normal course of purchasing from a supplier and selling to a customer, or (b) the derivative is deemed to be a cash flow or fair value hedge. In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income. Amounts are reclassified from other comprehensive income to earnings as the underlying transactions occur and realized gains and losses are recognized in earnings. Fair value hedges are recorded as derivative assets or liabilities with an offset to the carrying value of the related asset or liability. Any hedge ineffectiveness related to cash flow and fair value hedges is recorded in earnings.

      Interest rate swaps entered into in connection with indebtedness to manage interest rate risks are accounted for as cash flow hedges if the swap converts rates from variable to fixed and are accounted for as fair value hedges if the swap converts rates from fixed to variable.

      Revenue Recognition -- Oncor records revenue for delivery services under the accrual method. Electricity delivery revenues are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the delivery fee value of electricity provided from the meter reading date to the end of the period. The accrued revenue is based on actual daily revenues for the most recent metered period applied to the number of unmetered days through the end of the period. Unbilled revenues reflected in accounts receivable totaled $95 million and $97 million at December 31, 2003 and 2002, respectively.

      System of Accounts -- The accounting records of Oncor have been maintained in accordance with the FERC Uniform System of Accounts as adopted by the Commission.

      Regulatory Assets and Liabilities -- The financial statements of Oncor reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS 71. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See Note 10 to Financial Statements.)

      See Note 2 for a discussion of an extraordinary loss recorded in 2002 for the writedown of the regulatory asset subject to securitization under the Settlement Plan.

      Property, Plant and Equipment -- Properties are stated at original cost. The cost of electric delivery property additions includes labor and materials, applicable overhead and payroll-related costs and an allowance for funds used during construction. Other property additions are stated at cost.

      Depreciation of Oncor's property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties. Consolidated depreciation as a percent of average depreciable property for Oncor approximated 2.8% for 2003 and 2.9% for 2002 and 2001.

      Oncor capitalizes computer software costs in accordance with SOP 98-1. These costs are being amortized over periods ranging from three to ten years. (See Note 3 under Intangible Assets for more information.)

      Allowance For Funds Used During Construction (AFUDC) -- AFUDC is a cost accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to utility plant and equipment being constructed. AFUDC is capitalized for all expenditures for ongoing construction work in progress not otherwise included in rate base by regulatory authorities. See Note 12 for detail of amounts.

      Defined Benefit Pension Plans and Other Postretirement Benefit Plans-- Oncor is a participating employer in the defined benefit pension plan sponsored by TXU Corp. Oncor also participates with TXU Corp. and other affiliated subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. See Note 8 for information regarding retirement plans and other postretirement benefits.

      Franchise and Revenue-Based Taxes -- Franchise and revenue-based taxes such as gross receipts taxes are not a "pass through" item such as sales and excise taxes. Gross receipts taxes are assessed to Oncor by local governmental bodies, based on kilowatt-hours, as a cost of doing business. Oncor records gross receipts tax as an expense. Rates charged to customers by Oncor are intended to recover the taxes, but Oncor is not acting as an agent to collect the taxes from customers.

      Income Taxes -- TXU Corp. and its US subsidiaries file a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Investment tax credits are amortized to income over the estimated service lives of the properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Certain provisions of SFAS 109 provide that regulated enterprises are permitted to recognize deferred taxes as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

      Cash Equivalents -- For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

      Changes in Accounting Standards -- SFAS 145, regarding classification of items as extraordinary, SFAS 150, regarding classification of preferred securities as liabilities and FIN 46, regarding consolidation of variable interest entities, had no effect on Oncor's results of operations or financial condition.

      SFAS 146 became effective on January 1, 2003. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value. The adoption of SFAS 146 did not materially impact results of operations for 2003.

      FIN 45 was issued in November 2002 and requires recording the fair value of guarantees upon issuance or modification after December 31, 2002. The interpretation also requires expanded disclosures of guarantees (see Note 11 under Guarantees). The adoption of FIN 45 did not materially impact results of operations for 2003.

2.    EXTRAORDINARY LOSS

      In January 2003, the Settlement Plan became final and nonappealable. The Settlement Plan included a financing order authorizing the issuance of securitization bonds, with a principal amount of up to $1.3 billion, to recover regulatory asset stranded costs. As a result, in the fourth quarter of 2002, Oncor recorded an extraordinary loss of $123 million (net of income tax benefit of $66 million) principally to write down the regulatory assets to $1.7 billion to reflect lower estimated cash flows to be recovered from REPs to service the principal and interest of the bonds.

3.    INTANGIBLE ASSETS

                                                As of December 31, 2003           As of December 31, 2002
                                            ------------------------------    ----------------------------
                                             Gross                              Gross
                                            Carrying  Accumulated             Carrying  Accumulated
                                             Amount   Amortization    Net      Amount   Amortization    Net
                                             ------   ------------    ---      ------   ------------    ---
Amortized intangible assets
     Capitalized software.............       $ 160       $  72       $  88      $ 148       $  53      $  95
     Land easements...................         165          58         107        168          52        116
                                             -----       -----       -----      -----       -----      -----
          Total.......................       $ 325       $ 130       $ 195      $ 316       $ 105      $ 211
                                             =====       =====       =====      =====       =====      =====

      Amortized intangible asset balances are classified as property, plant and equipment in the balance sheet. Oncor has no intangible assets (other than goodwill) that are not amortized.

      Aggregate amortization expense for intangible assets, other than goodwill, for the years ended December 31, 2003, 2002 and 2001 was $25 million, $19 million and $10 million, respectively. At December 31, 2003, the weighted average useful lives of capitalized software and land easements noted above were 7 years and 69 years, respectively. Estimated amounts for the next five years are as follows:

                                                       Amortization
        Year                                              Expense
        ----                                              -------

        2004........................................        $ 22
        2005........................................          22
        2006........................................          22
        2007........................................          21
        2008........................................           8

      At December 31, 2003 and 2002, goodwill of $25 million was reported in investments on the balance sheet, which was net of accumulated amortization of $7 million.

4.    SHORT-TERM FINANCING

      Credit Facilities -- At December 31, 2003, credit facilities available to TXU Corp. and its US subsidiaries were as follows:

                                                                                          At December 31, 2003
                                                                             --------------------------------------------------
                                                            Authorized       Facility    Letters of     Cash
              Facility                  Expiration Date      Borrowers         Limit     Credit (b)  Borrowings   Availability
------------------------------------   ----------------     ----------       --------    ----------  ----------   -------------
Five-Year Revolving Credit Facility    February 2005     US Holdings          $ 1,400      $   44       $  --       $1,356
Revolving Credit Facility              February 2005     TXU Energy, Oncor        450          --          --          450
Three-Year Revolving Credit Facility   May 2005          US Holdings (a)          400          --          --          400
Five-Year Revolving Credit Facility    August 2008       TXU Corp.                500         422          --           78
                                                                              -------      ------        ----       ------
      Total                                                                   $ 2,750      $  466        $ --       $2,284
                                                                              =======      ======        ====       ======

(a) Previously TXU Corp.
(b) Oncor had no letters of credit outstanding.

      In April 2003, TXU Energy and Oncor entered into a joint $450 million revolving credit facility to be used for working capital and other general corporate purposes. Up to $450 million of letters of credit may be issued under the facility.

      Oncor expects that, to the extent capacity is available under the other facilities, those facilities will be made available to it for borrowings, letters of credit and other purposes.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). As of December 31, 2003, the maximum amount of undivided interests that could be sold by TXU Receivables Company was $600 million.

      All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests.

      The discount from face amount on the purchase of receivables funds program fees paid by TXU Receivables Company to the funding entities. The program fees (losses on sales), which consist primarily of interest costs on the underlying financing, were $1 million for 2003 and 2002, and approximated 2.6% and 3.7% for 2003 and 2002, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to Oncor and are reported in operation and maintenance expenses.

      The December 31, 2003 balance sheet reflects $81 million face amount of trade accounts receivable of Oncor reduced by $44 million of undivided interests sold by TXU Receivables Company. Funding under the program increased $26 million for the year ended December 31, 2003, primarily due to the effect of improved collection trends for the pooled receivables of all participating TXU Corp. subsidiaries. Funding under the program for the year ended December 31, 2002 decreased $14 million. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows.

      Activities of TXU Receivables Company related to Oncor for the years ended December 31, 2003 and 2002 were as follows:

                                                                              Year Ended December 31,
                                                                              -----------------------
                                                                                2003           2002
                                                                                ----           ----
                                                                               (millions of dollars)

Cash collections on accounts receivable...........................           $   403        $  225

Face amount of new receivables purchased..........................              (427)         (234)

Discount from face amount of purchased receivables................                 1             1

Program fees......................................................                (1)           (1)

Increase (decrease) in subordinated notes payable.................                (2)           23
                                                                             -------        ------
     Operating cash flows (provided) used under the program.......           $   (26)       $   14
                                                                             =======        ======

      Upon termination of the program, cash flows to Oncor would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days.

      In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula, which allowed for increased funding under the program. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition. In August 2003, the program was amended to extend the term to July 2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003. The higher delinquency and default compliance ratios were not extended after December 31, 2003 as no relief from program delinquency and default compliance ratios is expected to be required.

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

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to competition. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been largely resolved. Strengthened credit and collection policies and practices have brought the ratios into consistent compliance with the program requirement.

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

5.    LONG-TERM DEBT

      Long-Term Debt -- At December 31, 2003 and 2002, the long-term debt of Oncor consisted of the following:

                                                                                         December 31,  December 31,
                                                                                              2003         2002
                                                                                              ----         ----
Oncor
-----
    9.530% Fixed Medium Term Secured Notes due January 30, 2003.......................       $    --      $     4
    9.700% Fixed Medium Term Secured Notes due February 28, 2003......................            --           11
    6.750% Fixed First Mortgage Bonds due March 1, 2003...............................            --          132
    6.750% Fixed First Mortgage Bonds due April 1, 2003...............................            --           69
    8.250% Fixed First Mortgage Bonds due April 1, 2004...............................           100          100
    6.250% Fixed First Mortgage Bonds due October 1, 2004.............................           121          121
    6.750% Fixed First Mortgage Bonds due July 1, 2005................................            92           92
    7.875% Fixed First Mortgage Bonds due March 1, 2023...............................            --          224
    8.750% Fixed First Mortgage Bonds due November 1, 2023............................            --          103
    7.875% Fixed First Mortgage Bonds due April 1, 2024...............................            --          133
    7.625% Fixed First Mortgage Bonds due July 1, 2025................................           215          215
    7.375% Fixed First Mortgage Bonds due October 1, 2025.............................           178          178
    6.375% Fixed Senior Secured Notes due May 1, 2012.................................           700          700
    7.000% Fixed Senior Secured Notes due May 1, 2032.................................           500          500
    6.375% Fixed Senior Secured Notes due January 15, 2015............................           500          500
    7.250% Fixed Senior Secured Notes due January 15, 2033............................           350          350
    5.000% Fixed Debentures due September 1, 2007.....................................           200          200
    7.000% Fixed Debentures due September 1, 2022.....................................           800          800
    Unamortized premium and discount..................................................           (30)         (33)

Oncor Electric Delivery Transition Bond Company LLC(a)
------------------------------------------------------
    2.260% Fixed Series 2003 Bonds due in bi-annual installments through February 15,
      2007............................................................................           103           --
    4.030% Fixed Series 2003 Bonds due in bi-annual installments through February 15,
      2010............................................................................           122           --
    4.950% Fixed Series 2003 Bonds due in bi-annual installments through February 15,
      2013............................................................................           130           --
    5.420% Fixed Series 2003 Bonds due in bi-annual installments through August 15,
      2015............................................................................           145           --
                                                                                             -------      --------
        Total Consolidated Oncor......................................................         4,226        4,399

Less amount due currently............................................................            243          319
                                                                                             -------      -------

Total long-term debt.................................................................        $ 3,983      $ 4,080
                                                                                             =======      =======

------------------------------
   (a) Bonds principal amounts total $500 million, and the bonds are nonrecourse to Oncor.

New Debt Issuances in 2003:

      In August 2003, Oncor issued $500 million aggregate principal amount of transition (securitization) bonds in accordance with the Settlement Plan. The bonds were issued in four classes that require bi-annual interest and principal installment payments beginning in 2004 through specified dates in 2007 through 2015. The bonds bear interest at fixed annual rates ranging from 2.26% to 5.42%. A second issuance of approximately $790 million is expected to be completed in the first half of 2004.

Debt Repayments in 2003

      In September 2003, Oncor redeemed the $224 million aggregate principal amount of its 7 7/8% First Mortgage Bonds due March 1, 2023 and $132 million principal amount of its 7 7/8% First Mortgage Bonds due April 1, 2024.

      In April 2003, Oncor repaid the $59 million principal amount of its First Mortgage Bonds, 6.75% Series, at the maturity date for par value plus accrued interest. A restricted cash deposit of $72 million was utilized to fund the maturity.

      In March 2003, Oncor repaid the $133 million principal amount of its First Mortgage Bonds, 6.75% Series, at the maturity date for par value plus accrued interest. A restricted cash deposit of $138 million was utilized to fund the maturity.

      In March 2003, Oncor redeemed $103 million principal amount of its First Mortgage and Collateral Trust Bonds, 8.75% Series due November 1, 2023, at 104.01% of the principal amount thereof, plus accrued interest to the redemption date.

      Oncor's $4 million and $11 million medium term secured notes were repaid in January and February 2003, respectively, at maturity, for par value plus accrued interest.

Debt Issuances and Repayments in 2002:

      In 2002, Oncor issued $3.1 billion in long-term debt including $2.1 billion in senior secured notes and $1.0 billion in unsecured notes. Oncor retired $2.4 billion of long-term debt during 2002, including $1.0 billion of first mortgage bonds and $1.4 billion in long-term advances from affiliates.

      Maturity requirements for the years 2004 through 2008 and thereafter under long-term debt instruments outstanding at December 31, 2003, were as follows:

Year
2004 .............................................            $   243
2005 .............................................                128
2006 .............................................                 37
2007 .............................................                238
2008 .............................................                 39
Thereafter........................................              3,571
Unamortized discounts and premiums................                (30)
                                                              -------
    Total.........................................            $ 4,226
                                                              =======
6.    SHAREHOLDER'S EQUITY

      In January 2004, Oncor repurchased 937,500 shares of its common stock from US Holdings for $37.5 million. In February, the Board of Directors approved the repurchase of an additional 937,500 shares of Oncor common stock from US Holdings for $37.5 million effective April 1, 2004. During 2003, Oncor repurchased a total of 7,500,000 shares of its common stock from US Holdings for $300 million. In May 2003, Oncor received a capital contribution from US Holdings of $250 million.

      On July 31, 2002, Oncor's Articles of Incorporation were amended to split the shares of common stock on a 69,000-for-1 basis. Shares outstanding for all periods have been restated to reflect this stock split.

      The balances of shareholder's equity for dates prior to January 1, 2002 in the Statements of Consolidated Shareholder's Equity reflect the allocated historical net book value of the transmission and distribution operations of US Holdings and TXU SESCO that were combined to form Oncor. On January 1, 2002 these operations were contributed to Oncor as required by the 1999 Restructuring Legislation, and historical equity amounts were assigned to common stock.

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

      The Oncor mortgage restricts its payment of dividends to the amount of its retained earnings. Certain debt instruments of Oncor contain provisions that restrict payment of dividends during any interest payment deferral period or while any payment default exists. At December 31, 2003, there were no restrictions on the payment of dividends under these provisions.

7.    INCOME TAXES

      The components of income tax expense (benefit) are as follows:

                                                                                     Year Ended December 31,
                                                                                 -------------------------------
                                                                                  2003        2002        2001
                                                                                  ----        ----        ----
Reported in operating expenses
   Current:
       Federal..............................................................      $   (2)    $  (55)     $   83
       State................................................................          --          1           1
   Deferred federal.........................................................         113        159          39
   Amortization of investment tax credits...................................          (5)        (5)         (5)
                                                                                  ------     ------      ------
                                                                                     106        100         118
Reported in other income and deductions:
   Current federal:.........................................................          20         18           1
                                                                                  ------     ------      ------
Total income tax expense....................................................      $  126     $  118      $  119
                                                                                  ======     ======      ======

      Reconciliation of income taxes computed at the federal statutory rate to income tax expense:

                                                                                      Year Ended December 31,
                                                                                 ------------------------------
                                                                                   2003       2002        2001
                                                                                   ----       ----        ----
Income before income taxes and extraordinary items..........................      $  384      $  363     $  347
                                                                                  ======      ======     ======
Income taxes at the federal statutory rate of 35%...........................      $  135      $  127     $  121
   Amortization of investment tax credits...................................          (5)         (5)        (5)
   Amortization (under regulatory accounting) of statutory tax rate changes.          (8)         (8)        (3)
   State income taxes, net of federal tax benefit...........................          --           1          1
   Other....................................................................           4           3          5
                                                                                  ------      ------     ------
Income tax expense..........................................................      $  126      $  118     $  119
                                                                                  ======      ======     ======
Effective tax rate..........................................................          33%       33%        34%

     The components of Oncor's deferred tax assets and deferred tax liabilities are as follows:

                                                                            December 31,
                                               --------------------------------------------------------------------
                                                             2003                                  2002
                                               --------------------------------     -------------------------------
                                               Total     Current     Noncurrent     Total      Current   Noncurrent
                                               -----     -------     ----------     -----      -------   ----------
Deferred Tax Assets
  Unamortized investment tax credits.......... $   37     $   --      $   37        $   40      $    -     $   40
  Excess mitigation credit....................     --         --          --            60           -         60
  Alternative minimum tax.....................    116         --         116           110           -        110
  Employee benefit liabilities................     69         --          69            59           -         59
  Deferred federal effect of state income
   taxes......................................     22         --          22             6           -          6
  Other federal tax assets....................     25          1          24            16           1         15
  Deferred state income taxes.................      4         --           4             2           -          2
                                               ------     ------      ------        ------      ------     ------
     Total deferred tax assets................    273          1         272           293           1        292

Deferred Tax Liabilities
   Depreciation differences and capitalized
     construction costs.......................  1,018         --       1,018           928           -        928
   Regulatory assets..........................    616         --         616           615           -        615
   Deferred federal effect of state income
    taxes.....................................     18         16           2            17          16          1
   Other federal tax liabilities..............     33         --          33            33           -         33
   Deferred state income taxes................     41         --          41            11           -         11
                                               ------     ------      ------        ------      ------     ------
     Total deferred tax liability.............  1,726         16       1,710         1,604          16      1,588
                                               ------     ------      ------        ------      ------     ------
Net Deferred Tax Liability ................... $1,453     $   15      $1,438        $1,311      $   15     $1,296
                                               ======     ======      ======        ======      ======     ======

      At December 31, 2003, Oncor had approximately $116 million of alternative minimum tax credit carryforwards available to offset future tax payments. The alternative minimum tax credit carryforwards have no expiration date.

      TXU Corp.'s income tax returns are subject to examination by applicable tax authorities. The Internal Revenue Service is currently examining the tax returns of TXU Corp. and its subsidiaries for the years 1993 through 2002. In management's opinion, an adequate provision has been made for any future taxes that may be owed as a result of any examinations.

8. RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

      Oncor is a participating employer in the TXU Retirement Plan (Retirement
Plan), a defined benefit pension plan sponsored by TXU Corp. The Retirement Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code) and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Employees are eligible to participate in the Retirement Plan upon their completion of one year of service and the attainment of age 21. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a cash balance formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits, or (ii) a traditional defined benefit formula based on years of service and the average earnings of the three years of highest earnings.

      All eligible employees hired after January 1, 2002, will participate under the cash balance formula. Certain employees who, prior to January 1, 2002, participated under the traditional defined benefit formula, continue their participation under that formula. Under the cash balance formula, future increases in earnings will not apply to prior service costs. It is TXU Corp.'s policy to fund the plans on a current basis to the extent deductible under existing federal tax regulations. Such contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future.

      The allocated net periodic pension cost (benefit) applicable to Oncor was $8 million for 2003, ($7) million for 2002 and ($14) million for 2001. Contributions were $4 million in 2003. There were no contributions in 2002 and 2001. As of December 31, 2003, a minimum pension liability of $3 million ($2 million after-tax) had been allocated to Oncor.

      In addition to the Retirement Plan, Oncor participates with TXU Corp. and certain other affiliated subsidiaries of TXU Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree's age and years of service. The estimated net periodic postretirement benefits cost other than pensions applicable to Oncor was $39 million for 2003, $33 million for 2002 and $27 million for 2001. Contributions paid by Oncor to fund postretirement benefits other than pensions were $25 million, $25 million and $18 million in 2003, 2002 and 2001, respectively.

      In addition, Oncor employees are eligible to participate in a qualified savings plan, the TXU Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution profit sharing plan qualified under
Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan includes an employee stock ownership component. Under the terms of the Thrift Plan, as amended effective in January 1, 2002, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax payroll deductions, the maximum amount of their regular salary or wages permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the cash balance formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the traditional defined benefit formula of the Retirement Plan. Employer matching contributions are invested in TXU Corp. common stock. Oncor's contributions to the Thrift Plan, aggregated $8 million in 2003, $8 million in 2002, and $5 million in 2001

9.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts and related estimated fair values of Oncor's significant financial instruments that are not reported at fair value on the balance sheet are as follows:

                                                                    December 31, 2003       December 31, 2002
                                                                   -------------------     ------------------
                                                                   Carrying      Fair      Carrying     Fair
                                                                    Amount       Value      Amount      Value
                                                                    ------       -----      ------      -----

Long-term debt (including current maturities)....................   $ 4,226     $ 4,645   $  4,399   $  4,487

Off-balance sheet liabilities:
   Financial guarantees...........................................      --            1         --          3

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

10.   RATES AND REGULATION

      Restructuring Legislation and Regulatory Settlement Plan -- As a result of the 1999 Restructuring Legislation, on January 1, 2002, TXU Corp. disaggregated (unbundled) its Texas electric utility business into a power generation company, a REP and a transmission and distribution (electricity delivery) utility. Unbundled electricity delivery utilities within ERCOT, such as Oncor, remain regulated by the Commission.

      On December 31, 2001, US Holdings filed a Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings' transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan became final and non-appealable in January 2003 and includes the following major elements:

      o Over the two-year period ended December 31, 2003, Oncor implemented a stranded cost excess mitigation credit in the amount of $389 million (originally estimated to be $350 million), plus $26 million in interest, applied as a reduction to delivery rates charged to all REPs, including TXU Energy. The credit did not impact Oncor's earnings or cash flows as it was funded by TXU Energy.

      o US Holdings received a financing order authorizing the issuance of securitization bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs and other qualified costs. Accordingly, Oncor Electric Delivery Transition Bond Company LLC, a bankruptcy remote financing subsidiary of Oncor, issued an initial $500 million of securitization bonds in 2003 (see Note 5) and is expected to issue approximately $790 million in the first half of 2004. The principal and interest payments of the bonds are secured through a delivery fee surcharge (transition charge) to all REPs, including TXU Energy.

      o The Settlement Plan provides that a retail clawback credit will be implemented unless 40% of the electricity consumed by residential and small business customers in the historical service territory is supplied by competing REPs after the first two years of competition. This threshold was reached for TXU Energy's small business customers but not for residential customers. The amount of the credit is equal to the number of residential customers retained by TXU Energy in the historical service territory as of January 1, 2004, less the number of new customers TXU Energy has added outside of the historical service territory as of January 1, 2004, multiplied by $90. The estimated credit of $173 million will be refunded by Oncor to REPs, including TXU Energy, over a two-year period beginning January 1, 2004.
         The credit will not impact Oncor's earnings or cash flow as it will be funded by TXU Energy.

       See Note 2 for a discussion of the extraordinary charges recorded in 2002 in connection with the regulatory asset securitization.

      Transmission Rates -- In May 2003, the Commission approved an increase in Oncor's wholesale transmission tariffs (rates) charged to distribution utilities that became effective immediately. In March and August 2003 and March 2004, the Commission approved increases in the transmission cost recovery component of Oncor's distribution rates charged to REPs. The combined effect of these four increases in both the transmission and distribution rates is an estimated $62 million of incremental revenues to Oncor on an annualized basis.

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

      On January 3, 2002, the Supreme Court of Texas issued a mandate affirming the judgment of the Court of Appeals that held that the pricing provisions of the Commission's open access wholesale transmission rules, which had mandated the use of a particular rate setting methodology, were invalid because they exceeded the statutory authority of the Commission. On January 10, 2002, Reliant Energy Incorporated and the City Public Service Board of San Antonio each filed lawsuits in the Travis County, Texas, District Court against the Commission and each of the entities to whom they had made payments for transmission service under the invalidated pricing rules for the period January 1, 1997, through August 31, 1999, seeking declaratory orders that, as a result of the application of the invalid pricing rules, the defendants owe unspecified amounts. US Holdings and TXU SESCO Company are named defendants in both suits. Effective as of October 3, 2003, a global settlement among all parties to these lawsuits was reached. The settlement was not material to Oncor's financial position or results of operation, and requires that these suits be dismissed with prejudice.

      Summary -- Although Oncor cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

11.   COMMITMENTS AND CONTINGENCIES

      Leases -- Oncor has entered into operating leases covering various facilities and properties including transportation and data processing equipment and office space. Certain of these leases contain renewal and purchase options and residual value guarantees. Lease costs charged to operating expense for the years ended December 31, 2003, 2002 and 2001 were $19 million, $18 million and $15 million, respectively (including amounts paid by TXU Corp. and charged to Oncor).

      As of December 31, 2003, future minimum lease commitments under operating leases (with initial or remaining noncancellable lease terms in excess of one year) are as follows:

           Year
           ----
           2004.................................................. $  5
           2005..................................................    6
           2006..................................................    5
           2007..................................................    5
           2008..................................................    3
           Thereafter............................................   18
                                                                  ----
               Total future minimum lease payments............... $ 42
                                                                  ====

      Guarantees -- Oncor has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Residual value guarantees in operating leases -- Oncor is the lessee under various operating leases, entered into prior to January 1, 2003 that obligate it to guarantee the residual values of the leased facilities. At December 31, 2003, the aggregate maximum amount of residual values guaranteed was approximately $58 million with an estimated residual recovery of approximately $58 million. The average life of the lease portfolio is approximately four years.

      Surety bonds -- Oncor has outstanding surety bonds of approximately $1 million to support performance under various legal obligations in the normal course of business. The term of the surety bond obligations is approximately one year.

      General -- Oncor is involved in various legal and administrative proceedings, the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

12.   SUPPLEMENTARY FINANCIAL INFORMATION

        Other Income and Deductions --

                                                                       Year Ended December 31,
                                                                    ---------------------------
                                                                     2003       2002       2001
                                                                     ----       ----       ----
      Other income:
          Net gain on sale of properties......................     $    --    $     2    $     1
          Equity portion of allowance for funds used during
           construction.......................................           4          3          4
          Other...............................................           4          4          4
                                                                   -------    -------    -------
               Total other income.............................     $     8    $     9    $     9
                                                                   =======    =======    =======
      Other deductions .......................................     $     4    $     7    $     7
                                                                   =======    =======    =======

      Credit Risk -- Credit risk relates to the risk of loss that Oncor may incur as a result of non-performance by its counterparties. Oncor's customers consist primarily of REPs. As a requisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the Commission. REP certificates granted by the Commission are subject to suspension and revocation for significant violation of the Public Utility Regulatory Act and Commission rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs adopted by the Commission. Since most of the transmission and distribution services provided and invoiced by Oncor are to its affiliated REP, TXU Energy, a material loss to Oncor arising from nonperformance by its customers is considered unlikely.

      Oncor's exposure to credit risk as of December 31, 2003 primarily represents trade accounts receivable from unaffiliated customers of $58 million. Oncor has one customer, with a balance of $16 million, that represented greater than 10% of this amount at December 31, 2003. This customer is non-investment grade quality; however, the customer has consistently performed its obligations in accordance with its agreements.

     Interest Expense and Related Charges --

                                                                                  Year Ended December 31,
                                                                              -------------------------------
                                                                               2003        2002         2001
                                                                               ----        ----         ----

     Interest .......................................................        $ 297         $ 262        $ 260
     Amortization of debt discounts and issuance costs...............            7             8           14
     Allowance for funds used during construction -- capitalized
      interest portion...............................................           (4)           (5)          (7)
                                                                             -----         -----        -----
        Total interest expense and related charges ..................        $ 300         $ 265        $ 267
                                                                             =====         =====        =====

      Regulatory Assets and Liabilities --

                                                                                             December 31,
                                                                                        --------------------
                                                                                         2003           2002
                                                                                         ----           ----
Regulatory Assets
Generation-related regulatory assets recoverable by securitization bonds............     $1,654       $1,652
Securities reacquisition costs......................................................        121          124
Recoverable deferred income taxes-- net.............................................         96           76
Other...............................................................................         95           46
                                                                                         ------       ------
   Total regulatory assets..........................................................      1,966        1,898

Regulatory Liabilities
Liability related to excess mitigation credit.......................................          -          170
Investment tax credit and protected excess deferred taxes...........................         88           98
Over collection of transition bond (securitization) revenues .......................          6            -
                                                                                         ------       ------
   Total regulatory liabilities.....................................................         94          268
                                                                                         ------       ------
Net regulatory assets...............................................................     $1,872       $1,630
                                                                                         ======       ======

      Included in net regulatory assets are assets of $121 million at both December 31, 2003 and 2002 that are earning a return. The regulatory assets, other than those subject to securitization, have a remaining recovery period of 15 to 47 years.

      Restricted Cash --At December 31, 2003, the Oncor Electric Delivery Transition Bond Company LLC had $12 million of restricted cash, representing equity contributions from Oncor and $12 million of restricted cash, reported in investments, representing collections from customers related to its securitization bonds, both of which may be used only to service its debt and pay its expenses. As of December 31, 2003, all of the restricted cash of $210 million from the net proceeds of Oncor's issuance of senior secured notes in December 2002 had been used to pay the interest and principal of Oncor's first mortgage bonds due March 1 and April 1, 2003.

      Affiliate Transactions -- The following represent significant affiliate transactions of Oncor:

      o Oncor records revenue from TXU Energy for electricity delivery fees and other miscellaneous revenues, which totaled $1.5 billion and $1.6 billion for the years ended December 31, 2003 and 2002, respectively. These amounts included $2 million in both years pursuant to a transmission maintenance agreement.
      o Oncor records interest income receivable from TXU Energy with respect to Oncor's generation-related regulatory assets that are subject to securitization. The interest income reimburses Oncor for the interest expense Oncor incurs on that portion of its debt deemed to be associated with the generation-related regulatory assets. For the years ended December 31, 2003 and 2002, this interest income totaled $43 million and $28 million, respectively. The interest income ceases with the issuance of the securitization bonds.

      o The incremental income taxes Oncor will pay on the increased delivery fees to be charged to Oncor's customers related to the securitization bonds will be reimbursed by TXU Energy. Therefore, at December 31, 2003, Oncor's financial statements reflect a $436 million receivable from TXU Energy that will be extinguished as Oncor pays the related income taxes.
      o Oncor had a note receivable from TXU Energy, in the original amount of $350 million, related to the excess mitigation credit established in accordance with the Settlement Plan. The principal and interest payments on the note receivable from TXU Energy reimbursed Oncor for the credit applied to the delivery fees billed to REPs. For the year ended December 31, 2003, the principal payments received on the note receivable totaled $170 million and the interest income totaled $6 million. For the year ended December 31, 2002, the principal payments received on the note receivable totaled $180 million and the interest income totaled $21 million.
      o Average daily short-term advances from affiliates during 2003 and 2002 were $88 million and $790 million and interest expense incurred on the advances was $2 million and $23 million, respectively. The weighted average interest rate for 2003 was 2.8% and for 2002 was 2.3%.
      o TXU Business Services Company, a subsidiary of TXU Corp., charges Oncor for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For 2003, 2002 and 2001, these costs totaled $107 million, $142 million and $197 million, respectively, and are reported in operation and maintenance expenses.
      o Oncor charges TXU Gas Company, a subsidiary of TXU Corp., for meter reading and certain customer and administrative services at cost. For 2003, 2002 and 2001, these charges totaled $27 million, $29 million and $43 million, respectively, and are largely reported as a reduction in operation and maintenance expenses.

      Accounts Receivable -- At December 31, 2003 and 2002, accounts receivable of $247 million and $275 million (including amounts due from affiliates) are stated net of allowance for uncollectible accounts of $2 million and $1 million, respectively. Accounts receivable at December 31, 2003 and 2002 included unbilled revenues of $96 million and $97 million, respectively. During the year ended December 31, 2003, bad debt expense was $5 million and account write-offs were $4 million. During the year ended December 31, 2002, bad debt expense was $5 million and other activity decreased the allowance for doubtful accounts by $8 million. Allowances related to receivables sold are reported in current liabilities and totaled $1 million at December 31, 2003.

      Derivative Financial Instruments and Hedging Activities -- Oncor's derivative financial instruments that have been designated as cash flow hedges match the terms of the underlying hedged items. As a result, Oncor experienced no hedge ineffectiveness during 2003.

      During 2002, Oncor entered into certain cash flow hedges related to future forecasted interest payments. These hedges were terminated in May 2002, and $39 million ($25 million after-tax) was recorded as a charge to other comprehensive income. These losses are being amortized to earnings over the forecasted related interest payment period of up to thirty years. The remaining balance of these hedges is reported in accumulated other comprehensive income.

      As of December 31, 2003, Oncor expects that $2 million ($1 million after-tax) in other comprehensive loss will be recognized in earnings over the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges. At December 31, 2003 there were no hedges subject to market price fluctuations and $23 million in dedesignated hedges whose amounts were fixed.

     Property, Plant and Equipment --

                                                                                             December 31,
                                                                                       ----------------------
                                                                                          2003           2002
                                                                                          ----           ----
     In service:
        Transmission..............................................................     $ 2,349        $ 2,176
        Distribution..............................................................       6,676          6,376
        Other assets..............................................................         457            434
                                                                                       -------        -------
           Total..................................................................       9,482          8,986
        Less accumulated depreciation.............................................       3,294          3,039
                                                                                       -------        -------
           Net of accumulated depreciation........................................       6,188          5,947
     Construction work in progress................................................         123             87
     Held for future use..........................................................          22             22
                                                                                       -------        -------
           Net property, plant and equipment......................................     $ 6,333        $ 6,056
                                                                                       =======        =======

      As of December 31, 2003, substantially all of Oncor's electric utility property, plant and equipment is pledged as collateral on Oncor's first mortgage bonds and senior secured notes.

      Supplemental Cash Flow Information --

                                                                                    Year Ended December 31,
                                                                                ------------------------------
                                                                                  2003        2002       2001
                                                                                  ----        ----       ----
Cash payments (receipts):
   Interest................................................................     $  275     $  242        $  261
   Income taxes............................................................          1        (29)           33
Non-cash investing and financing activities:
   Conversion of advances to capital ......................................          -          -           396
   Advances from affiliates................................................          -        (91)         (101)



      Quarterly Information (unaudited) -- In the opinion of Oncor, the information below includes all adjustments necessary for a fair statement of such amounts. Quarterly results are not necessarily indicative of a full year's operations because of seasonal and other factors.

                                              Operating Revenues      Operating Income      Net Income (Loss) (1)
                                             -------------------    ------------------      ----------------------
Quarter Ended                                  2003       2002        2003        2002        2003        2002
                                               ----       ----        ----        ----        ----        ----
March 31................................     $  506     $  494      $  132      $  124      $   61      $   71
June 30.................................        486        500         117         123          52          65
September 30............................        613        557         190         155         126          96
December 31.............................        482        443          83          75          19        (110)
                                             ------     ------      ------      ------      ------      -------
                                             $2,087     $1,994      $  522      $  477      $  258      $  122
                                             ======     ======      ======      ======      ======      ======

(1) Fourth quarter 2002 net income includes extraordinary charges of $123 million (net of tax benefit).

                        Oncor Electric Delivery Company Exhibits to 2003 Form 10-K
                                                                                             APPENDIX B
                 Previously Filed*
                     With File            As
  Exhibits            Number           Exhibit
  --------            ------           --------
(2)            Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2(a)           1-12833                  2         --    Master Separation Agreement by and among Oncor, TXU
               Form 8-K                                 Generation Holdings Company LLC, TXU Merger Energy Trading
               (filed January 16,                       Company LP, TXU SESCO Company, TXU SESCO Energy Services
                2002)                                   Company, TXU Energy Retail Company LP and TXU US Holdings,
                                                        dated as of December 14, 2001.
3(i)           Articles of Incorporation

3(a)           333-100240             3(a)        --    Articles of Incorporation.
               Form S-4 (filed
               October 2, 2002)

3(b)           333-100240             3(b)        --    Articles of Amendment, effective January 17, 2002, to the
               Form S-4 (filed                          Articles of Incorporation.
               October 2, 2002)

3(c)           333-100240             3(c)        --    Articles of Amendment, effective July 31, 2002, to the
               Form S-4 (filed                          Articles of Incorporation.
               October 2, 2002)

3(ii)          By-laws

3(d)           333-100240             3(d)        --    Amended and Restated Bylaws dated January 17, 2002.
               Form S-4 (filed
               October 2, 2002)

(4)            Instruments Defining the Rights of Security Holders, Including Indentures.

               Oncor Electric Delivery Company

4(a)           2-90185                4(a)        --    Mortgage and Deed of Trust, dated as of December 1, 1983,
               Form S-3 (filed                          between Oncor and The Bank of New York, as Trustee.
               March 27, 1984)

4(a)(1)                                           --    Supplemental Indentures to Mortgage and Deed of Trust:

                                                                    Number                        Dated as of
                                                                    ------                        -----------
               2-90185                4(b)              First                           April 1, 1984
               Form S-3 (filed
               March 27, 1984)

               33-24089               4(a)-1            Fifteenth                       July 1, 1987
               Form S-3 (filed
               August 30, 1985)

               33-30141               4(a)-3            Twenty-second                   January 1, 1989
               Form S-3 (filed
               July 26, 1989)

               33-35614               4(a)-3            Twenty-fifth                    December 1, 1989
               Form S-3 (filed
               June 27, 1990)

               33-39493               4(a)-2            Twenty-eighth                   October 1, 1990
               Form S-3 (filed
               March 19, 1991)

               33-49710               4(a)-1            Thirty-fourth                   April 1, 1992
               Form S-3 (filed
               July 17, 1992)

               33-57576               4(a)-3            Fortieth                        November 1, 1992
               Form S-3 (filed
               January 29, 1993)

               33-60528               4(a)-1            Forty-second                    March 1, 1993
               Form S-3 (filed
               April 2, 1993)

               33-64692               4(a)-2            Forty-fourth                    April 1, 1993
               Form S-3 (filed
               June 18, 1993)

               33-68100               4(a)-1            Forty-sixth                     July 1, 1993
               Form S-3 (Amendment
               No. 1) (filed
               September 2, 1994)

                                      B-1


                 Previously Filed*
                     With File            As
  Exhibits            Number           Exhibit
  --------            ------           --------

               33-68100               4(a)-3            Forty-seventh                   October 1, 1993
               Form S-3 (Amendment
               No. 1) (filed
               September 2, 1994)

               1-12833                4(2)(1)           Sixty-third                     January 1, 2002
               Form 10-K
               (2001) (filed March
               14, 2002)

               1-12833                4                 Sixty-fourth                    May 1, 2002
               Form 10-Q
               (Quarter ended March
               31, 2002) (filed May
               15, 2002)

               333-100240             4(f)(2)           Sixty-fifth                     December 1, 2002
               Form S-4 (filed
               January 6, 2003)

4(b)           333-100240             4(a)       --     Indenture and Deed of Trust, dated as of May 1, 2002,
               Form S-4                                 between Oncor and The Bank of New York, as Trustee.
               (filed October 2,
               2002)

4(c)           333-100240             4(c)       --     Form of Oncor Electric Delivery Company 6.375% Exchange
               Form S-4                                 Senior Secured Notes due 2012.
               (filed October 2,
               2002)

4(d)           333-100240             4(d)       --     Form of Oncor Electric Delivery Company 7% Exchange Senior
               Form S-4                                 Secured Notes due 2032.
               (Filed October 2,
               2002)

4(e)           333-106894             4(d)       --     Form of Oncor Electric Delivery Company 6.375% Exchange
               Form S-4                                 Senior Secured Notes due 2015.
               (filed July 9, 2003)

4(f)           333-106894             4(e)       --     Form of Oncor Electric Delivery Company 7.250% Exchange
               Form S-4                                 Senior Secured Notes due 2033.
               (filed July 9, 2003)

4(g)           333-100242             4(a)       --     Indenture (for Unsecured Debt Securities), dated as of
               Form S-4                                 August 1, 2002, between Oncor and The Bank of New York, as
               (filed October 2,                        Trustee
               2002)

4(h)           333-100242             4(b)       --     Officer's Certificate, dated as of August 30, 2002,
               Form S-4                                 establishing the forms of Oncor's 5% Debentures due 2007 and
               (filed October 2,                        7% Debentures due 2022.
               2002)

4(i)           333-100242             4(c)       --     Form of New 2007 Debenture
               Form S-4
               (filed October 2,
               2002)

4(j)           333-100242             4(d)       --     Form of New 2022 Debenture
               Form S-4
               (filed October 2,
               2002)




                 Previously Filed*
                     With File            As
  Exhibits            Number           Exhibit
  --------            ------           --------
 Oncor Electric Delivery Transition Bond Company LLC

4(k)           Form 8-K (filed        4(c)       --     Indenture, dated as of August 21, 2003.
               August 21, 2003)

4(l)           Form 8-K (filed        4(d)       --     Series 2003-1 Supplement, dated as of August 21, 2003.
               August 21, 2003)

(10)           Material Contracts.

                        Credit Agreements.

10(a)          1-12833                10(b)       --    364 Day Competitive Advance and Revolving Credit Facility
               Form 10-Q                                Agreement, dated as of April 24, 2002 among TXU Energy,
               (Quarter ended March                     Oncor and US Holdings, Chase Manhattan Bank of Texas,
               31, 2002) (filed on                      National Association, as Administrative Agent, and certain
               May 15, 2002)                            banks listed therein and The Chase Manhattan Bank, as
                                                        Competitive Advance Facility Agent. (Expired April 23, 2003).

10(b)          1-12833                10(e)      --     $450,000,000 Revolving Credit Agreement, dated as of April
               Form 8-K/A (filed                        22, 2003, among Oncor, TXU Energy and certain banks listed
               May 1, 2003)                             therein, and JPMorgan Chase Bank, as Administrative Agent.

10(c)          1-12833                10(e)      --     Amendment No. 1, dated August 29, 2003, to the $450,000,000
               Form 10-Q (Quarter                       Revolving Credit Agreement, dated as of April 22, 2003,
               ended September 30,                      among TXU Energy, Oncor, certain banks listed therein and JP
               2003) (filed                             Morgan Chase Banks as Administrative Agent and Fronting Bank.
               November 12, 2003)

10(d)          333-100240             10(c)       --    $150,000,000 Senior Secured Credit Agreement, dated December 20, 2002,
               (Pre-Effective                           among Oncor and certain banks listed therein, and Credit Suisse First
               Amendment No. 1)                         Boston, as Administrative Agent.
               Form S-4 (filed)
               January 6, 2003)

                        Employee Benefit Plans.**

10(e)          1-12833                10(r)       --    TXU Deferred Compensation Plan for Directors of Subsidiaries, as
               Form 10-K (2003)                         amended and restated effective August 17, 2001.
               (filed March 15,2004

                        Other Material Contracts.

10(f)          333-100240             10(c)       --    Generation Interconnection Agreement, dated December 14,
               Form S-4                                 2001, between Oncor and TXU Generation Company LP.
               (filed October 2,
               2002)

10(g)          333-100240             10(d)       --    Generation Interconnection Agreement, dated December 14,
               Form S-4                                 2001, between Oncor and TXU Generation Company LP, for
               (filed October 2,                        itself and as Agent for TXU Big Brown Company LP, TXU
               2002)                                    Mountain Creek Company LP, TXU Handley Company LP, TXU
                                                        Tradinghouse Company LP and TXU DeCordova Company LP
                                                        (Interconnection Agreement).

10(h)          333-100240             10(e)       --    Amendment No. 1 to Interconnection Agreement, dated May 31,
               Form S-4                                 2002.
               (filed October 2,
               2002)

                                      B-3


                 Previously Filed*
                     With File            As
  Exhibits            Number           Exhibit
  --------            ------           --------

10(i)          333-100240             10(f)       --    Standard Form Agreement between Oncor and Competitive
               Form S-4                                 Retailer Regarding Terms and Conditions of Delivery of
               (filed October 2,                        Electric Power and Energy.
               2002)

10(j)          1-12833                10(w)       --    Stipulation and Joint Application for Approval of Settlement
               Form 10-K (2002)                         as approved by the PUC in Docket Nos. 21527 and 24892.
               (filed March 12,
               2003)

               Oncor Electric Delivery Transition Bond Company LLC

10(k)          Form 8-K               10(a)       --    Series 2003-1 Transition Property Purchase and Sale
               (filed August 21,                        Agreement, dated as of August 21, 2003.
               2003)

10(l)          Form 8-K               10(b)       --    Series 2003-1 Transition Property Servicing Agreement, dated
               (filed August 21,                        as of August 21, 2003.
               2003)

10(m)          Form 8-K               10(c)       --    Administration Agreement, dated as of August 21, 2003.
               (filed August 21,
               2003)

10(n)          Form 8-K               10(d)       --    Intercreditor Agreement, dated as of August 21, 2003.
               (filed August 21,
               2003)

10(o)          Form 8-K               10(e)       --    Account Agreement, dated as of August 21, 2003.
               (filed August 21,
               2003)

(12)           Statement Regarding Computation of Ratios.

12                                                --    Computation of Ratio of Earnings to Fixed Charges, and Ratio
                                                        of Earnings to Combined Fixed Charges and Preference Dividends.

(31)           Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)                                             --    Certification of M. S. Greene, principal executive officer of Oncor Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)                                             --    Certification of Scott Longhurst, principal financial
                                                        officer of Oncor Electric Delivery Company, pursuant to
                                                        Section 302 of the Sarbanes-Oxley Act of 2002.

(32)           Section 1350 Certifications.

32(a)                                             --    Certification of M. S. Greene, principal executive officer of Oncor Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                      B-4


                 Previously Filed*
                     With File            As
  Exhibits            Number           Exhibit
  --------            ------           --------
32(b)                                             --    Certification of Scott Longhurst, principal financial
                                                        officer of Oncor Electric Delivery Company, pursuant to
                                                        Section 906 of the Sarbanes-Oxley Act of 2002.

(99)           Additional Exhibits.

99(a)          333-91935              99(a)       --    Financing Order
               Form S-3 (filed July
               1, 2003)

99(b)          333-91935              99(b)       --    Internal Revenue Service Private Letter Ruling pertaining to
               Form S-3 (filed July                     the transition bonds, dated May 21, 2002.
               1, 2003)

99(c)          333-91935              99(c)       --    Internal Revenue Service Private Letter Ruling pertaining to
               Form S-3 (filed July                     the transition bonds, dated February 18, 2000.
               1, 2003)

-----------------------------
*   Incorporated herein by reference.
** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14 (c) of Form 10-K.
                                      B-5