Form 10-Q
period 2004-03-31
ONCOR ELECTRIC DELIVERY CO
filed 2004-05-14
CIK 1193311

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------


                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                     --OR--

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              ---------------------


                        Commission File Number 333-100240


                         Oncor Electric Delivery Company
             (Exact Name of Registrant as Specified in its Charter)


            Texas                                      75-2967830
   (State of Incorporation)               (I.R.S. Employer Identification No.)



 500 N. Akard Street, Dallas, TX  75201              (214) 486-2000
(Address of Principal Executive Offices)      (Registrant's Telephone Number)
         (Zip Code)
                              ---------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---

Common Stock outstanding at May 10, 2004:  58,237,000 shares, without par value

Oncor Electric Delivery Company meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

================================================================================

TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                                                           Page
                                                                                                           ----

Glossary...........................................................................................           ii

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                Condensed Statements of Consolidated Income and Comprehensive Income--
                Three Months Ended March 31, 2004 and 2003..........................................           1

                Condensed Statements of Consolidated Cash Flows --
                Three Months Ended March 31, 2004 and 2003..........................................           2

                Condensed Consolidated Balance Sheets --
                March 31, 2004 and December 31, 2003................................................           3

                Notes to Condensed Financial Statements.............................................           4

                Independent Accountants' Report.....................................................          10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................................................          11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................          18

Item 4.  Controls and Procedures....................................................................          18

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................................................          19

SIGNATURE...........................................................................................          20


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

1999 Restructuring Legislation.................     Legislation  that  restructured the electric utility industry in Texas to provide for competition

2003 Form 10-K.................................     Oncor Electric Delivery  Company's Annual Report on Form 10-K
                                                    for the year ended December 31, 2003

Commission.....................................     Public Utility Commission of Texas

ERCOT..........................................     Electric Reliability Council
                                                    of Texas, the Independent
                                                    System Operator and the
                                                    regional reliability
                                                    coordinator of the various
                                                    electricity systems within
                                                    Texas

FASB...........................................     Financial Accounting
                                                    Standards Board, the
                                                    designated organization in
                                                    the private sector for
                                                    establishing standards for
                                                    financial accounting and
                                                    reporting

FERC...........................................     Federal Energy Regulatory Commission

FIN............................................     Financial Accounting Standards Board Interpretation

FIN 46.........................................     FIN No. 46, "Consolidation of Variable Interest Entities"

FIN 46R........................................     FIN  No.  46  (Revised  2003),   "Consolidation  of  Variable
                                                    Interest Entities - An Interpretation of ARB No. 51"

Fitch..........................................     Fitch Ratings, Ltd.

GWh............................................     Gigawatt-hours

historical service territory...................     US Holdings'  historical service territory,  largely in north
                                                    Texas, at the time of entering competition on January 1, 2002

IRS............................................     Internal Revenue Service

Moody's........................................     Moody's Investors Services, Inc.

Oncor..........................................     refers to Oncor Electric  Delivery  Company,  a subsidiary of
                                                    US Holdings, or Oncor and its consolidated  bankruptcy remote financing  subsidiary,  TXU Electric Delivery Transition Bond
                                                    Company LLC (formerly Oncor  Electric  Delivery  Transition
                                                    Bond Company LLC), depending on context

REP............................................     retail electric provider

S&P............................................     Standard & Poor's, a division of The McGraw Hill Companies

Sarbanes-Oxley.................................     Sarbanes - Oxley Act of 2002

SEC............................................     United States Securities and Exchange Commission

SFAS...........................................     Statement of  Financial  Accounting  Standards  issued by the
                                                    FASB

SFAS 140.......................................     SFAS No. 140,  "Accounting  for  Transfers  and  Servicing of
                                                    Financial  Assets  and  Extinguishments  of  Liabilities,   a
                                                    replacement of FASB Statement 125"

SFAS 143.......................................     SFAS No. 143, "Accounting for Asset Retirement Obligations"

TXU Business Services..........................     TXU Business Services Company, a subsidiary of TXU Corp.


TXU Corp.......................................     refers  to  TXU  Corp.,   a  holding   company,   and/or  its
                                                    consolidated subsidiaries, depending on context

TXU Energy.....................................     refers  to  TXU  Energy  Company  LLC,  a  subsidiary  of  US
                                                    Holdings, and/or its consolidated subsidiaries,  depending on context

TXU Gas........................................     TXU Gas Company, a subsidiary of TXU Corp.

US.............................................     United States of America

US GAAP........................................     accounting principles generally accepted in the US

US Holdings....................................     TXU US Holdings Company, a subsidiary of TXU Corp.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ONCOR ELECTRIC DELIVERY COMPANY
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                          2004                2003
                                                                        -------            -------
                                                                           (millions of dollars)

Operating revenues:
   Affiliated..................................................          $  349             $  377
   Nonaffiliated ..............................................             174                129
                                                                         ------             ------
       Total operating revenues................................             523                506

Operating  expenses:
   Operation and maintenance...................................             189                188
   Depreciation and amortization...............................              87                 69
   Income taxes................................................              28                 25
   Taxes, other than income....................................              92                 92
                                                                         ------             ------
       Total operating expenses................................             396                374
                                                                         ------             ------

Operating income ..............................................             127                132

Other income and deductions:
   Other income................................................               2                  2
   Other deductions............................................               1                  1
   Nonoperating income taxes...................................               3                  6

Interest income-- affiliates...................................              12                 15

Interest expense and related charges...........................              71                 81
                                                                         ------             ------

Net income.....................................................          $   66             $   61
                                                                         ======             ======




                      CONDENSED STATEMENTS OF CONSOLIDATED
                              COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                        2004                 2003
                                                                       ------              ------
                                                                         (millions of dollars)

Net income.....................................................        $   66              $    61
Other comprehensive income--
   Cash flow hedge activity, net of tax effect:
          Net change in fair value of derivatives .............             1                    -
                                                                       ------              -------
          Total................................................             1                    -
                                                                       ------              -------

Comprehensive income...........................................        $   67              $    61
                                                                       ======              =======

See Notes to Condensed Financial Statements.

                         ONCOR ELECTRIC DELIVERY COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                            2004             2003
                                                                                        ----------        -------
                                                                                            (millions of dollars)
Cash flows -- operating activities:
     Net income...................................................................         $    66        $    61
     Adjustments  to  reconcile  net income to cash  provided  by (used in)
       operating activities:
         Depreciation and amortization ...........................................              87             71
         Deferred income taxes and investment tax credits-- net ..................              39             44
     Changes in operating assets and liabilities..................................            (183)          (180)
                                                                                           -------        -------
       Cash provided by (used in) in operating activities.........................               9             (4)

Cash flows -- financing activities:
   Retirements/repurchases of debt................................................              (8)          (250)
   Repurchase of common stock.....................................................             (38)           (50)
   Net change in advances from affiliates.........................................              (5)           158
   Decrease in note receivable from TXU Energy related to a regulatory liability..               -             52
   Redemption deposit applied to debt retirement..................................               -            138
   Debt premium, discount, financing and reacquisition expenses...................               -             (5)
                                                                                           -------        -------
       Cash provided by (used in) financing activities............................             (51)            43

Cash flows -- investing activities:
   Capital expenditures...........................................................            (110)          (124)
   Other..........................................................................               1              9
                                                                                           -------        -------
       Cash used in investing activities..........................................            (109)          (115)
                                                                                           -------        -------

Net change in cash and cash equivalents...........................................            (151)           (76)

Cash and cash equivalents-- beginning balance......................................            245             77
                                                                                           -------        -------

Cash and cash equivalents-- ending balance........................................         $    94        $     1
                                                                                           =======        =======

See Notes to Condensed Financial Statements.

                         ONCOR ELECTRIC DELIVERY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                            March 31,     December 31,
                                                                                              2004             2003
                                                                                          -----------      ------------
                                                                                             (millions of dollars)
                                        ASSETS

Current assets:
   Cash and cash equivalents..................................................             $      94         $   245
   Restricted cash............................................................                     9              12
   Accounts receivable:
      Affiliates (principally TXU Energy).....................................                   197             189
      All other ..............................................................                    61              58
   Notes or other receivables due from TXU Energy currently...................                    13              13
   Materials and supplies inventories-- at average cost ......................                    29              29
   Other current assets.......................................................                    60              33
                                                                                           ---------        ---------
      Total current assets....................................................                   463             579

Investments...................................................................                    42              44
Property, plant and equipment - net...........................................                 6,375           6,333
Notes or other receivables due from TXU Energy................................                   423             423
Regulatory assets - net.......................................................                 1,863           1,872
Other noncurrent assets.......................................................                    68              65
                                                                                           ---------       ---------
      Total assets............................................................             $   9,234       $   9,316
                                                                                           =========       =========

                         LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Advances from affiliates...................................................             $      20       $      25
   Long-term debt due currently...............................................                   256             243
   Accounts payable - trade...................................................                    49              43
   Accrued taxes..............................................................                    67             147
   Accrued interest...........................................................                    73              88
   Other current liabilities..................................................                   115             146
                                                                                           ---------       ---------
      Total current liabilities ..............................................                   580             692

Investment tax credits........................................................                    67              68
Accumulated deferred income taxes.............................................                 1,449           1,438
Other noncurrent liabilities and deferred credits.............................                   287             279
Long-term debt, less amounts due currently....................................                 3,966           3,983
                                                                                           ---------       ---------
      Total liabilities.......................................................                 6,349           6,460
Contingencies (Note 4)

Shareholder's equity (Note 3): Common stock without par value:
      Authorized shares - 100,000,000 shares;
      Outstanding shares:  59,174,500 shares and
        60,112,000 shares.....................................................                 2,463           2,501
   Retained earnings..........................................................                   446             380
   Accumulated other comprehensive loss.......................................                   (24)            (25)
                                                                                           ---------       ---------
      Total shareholder's equity..............................................                 2,885           2,856
                                                                                           ---------       ---------

      Total liabilities and shareholder's equity..............................             $   9,234       $   9,316
                                                                                           =========       =========

   See Notes to Condensed Financial Statements.

                         ONCOR ELECTRIC DELIVERY COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

      Description of Business - Oncor is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A majority of Oncor's revenues represented fees for delivery services provided to TXU Energy. For the three months ended March 31, 2004, such affiliated revenues represented 67% of Oncor's revenues. Oncor is managed as an integrated business; consequently there are no separate reportable business segments.

      Basis of Presentation -- The condensed consolidated financial statements of Oncor have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2003 Form 10-K. In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2003 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year.

      All dollar amounts in the financial statements and tables in the notes are stated in millions of dollars unless otherwise indicated.

      Changes in Accounting Standards -- FIN 46R was issued in December 2003 and replaced FIN 46, which was issued in January 2003. FIN 46R expands and clarifies the guidance originally contained in FIN 46, regarding consolidation of variable interest entities. FIN 46R did not impact results of operations or financial position for the first quarter of 2004.

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003. FASB Staff Position 106-1, issued in January 2004, allowed for, but did not require, deferral of the accounting for the effects of the Medicare Act. TXU Corp. elected not to defer accounting for the federal subsidy under the Medicare Act and recognized a $1.9 million net reduction in postretirement benefit expense in the 2003 financial statements. For the three months ended March 31, 2004, the effect of adoption of the Medicare Act was a reduction of approximately $3 million in Oncor's allocated postretirement benefit costs.

2.    FINANCING ARRANGEMENTS

      Credit Facilities-- At March 31, 2004, TXU Corp. and its US subsidiaries had credit facilities (some of which provide for long-term borrowings) as follows:

                                                                                  At March 31, 2004
                                                                                  -----------------
                                                                               Letters
                                      Expiration     Authorized     Facility      of         Cash
            Facility                    Date         Borrowers        Limit     Credit    Borrowings   Availability
            --------                    ----         ---------        -----     ------    ----------   ------------


Five-Year Revolving Credit         February 2005    US Holdings     $ 1,400    $   --      $   --        $1,400
  Facility
Revolving Credit Facility          February 2005    TXU Energy,         450        --          75           375
                                                      Oncor
Three-Year Revolving Credit        May 2005         US Holdings         400        --         100           300
  Facility
Five-Year Revolving Credit         August 2008      TXU Corp.           500       462          --            38
  Facility                                                          -------    ------      ------        ------
      Total US                                                      $ 2,750    $  462      $  175        $2,113
                                                                    =======    ======      ======        ======

      TXU Corp.'s $500 million 5-year revolving credit facility provides for up to $500 million in letters of credit or up to $250 million of loans ($500 million in the aggregate). To the extent that capacity is available under this facility, it may be made available to US Holdings, TXU Energy or Oncor for borrowings, letters of credit or other purposes.

      The US Holdings, TXU Energy and Oncor facilities provide back-up for any future issuance of commercial paper by TXU Energy or Oncor. At March 31, 2004, there was no such outstanding commercial paper.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). As of March 31, 2004, the maximum amount of undivided interests that could be sold by TXU Receivables Company was $600 million.

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

      The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were less than $1 million for each of the three-month periods ending March 31, 2004 and 2003 and approximated 2.1% and 3.6% for the first quarter of 2004 and 2003, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to Oncor and are reported in operation and maintenance expenses.

      The March 31, 2004 balance sheet reflects $84 million face amount of trade accounts receivable reduced by $46 million of undivided interests sold by TXU Receivables Company. Funding under the program increased $2 million for the three months ended March 31, 2004. Funding under the program for the three months ended March 31, 2003 decreased $3 million. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

      Activities of TXU Receivables Company related to Oncor for the three months ended March 31, 2004 and 2003 were as follows:

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                       2004           2003
                                                                                       ----           ----
                                                                                      (millions of dollars)

Cash collections on accounts receivable......................................         $   134        $   80
Face amount of new receivables purchased.....................................            (137)          (78)
Increase (decrease) in subordinated notes payable............................               1             1
                                                                                      -------        ------
     Oncor's operating cash flows (provided) used under the program..........         $    (2)       $    3
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

      Contingencies Related to Sale of Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the funding entities in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

   1) all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;
   2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the funding entities do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

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

      Long-Term Debt -- At March 31, 2004 and December 31, 2003, the long-term debt of Oncor and its consolidated subsidiary consisted of the following:

                                                                                        March 31,   December 31,
                                                                                           2004          2003
                                                                                           ----          ----

Oncor
-----
    8.250% Fixed First Mortgage Bonds due April 1, 2004..............................    $   100       $   100
    6.250% Fixed First Mortgage Bonds due October 1, 2004............................        121           121
    6.750% Fixed First Mortgage Bonds due July 1, 2005...............................         92            92
    7.625% Fixed First Mortgage Bonds due July 1, 2025...............................        215           215
    7.375% Fixed First Mortgage Bonds due October 1, 2025............................        178           178
    6.375% Fixed Senior Secured Notes due May 1, 2012................................        700           700
    7.000% Fixed Senior Secured Notes due May 1, 2032................................        500           500
    6.375% Fixed Senior Secured Notes due January 15, 2015...........................        500           500
    7.250% Fixed Senior Secured Notes due January 15, 2033...........................        350           350
    5.000% Fixed Debentures due September 1, 2007....................................        200           200
    7.000% Fixed Debentures due September 1, 2022....................................        800           800
    Unamortized discount.............................................................        (26)          (30)

TXU Electric Delivery Transition Bond Company LLC (a)
-------------------------------------------------------

    2.260% Fixed Series 2003 Bonds due in bi-annual installments through February
    15, 2007.........................................................................          95          103
    4.030% Fixed Series 2003 Bonds due in bi-annual installments through February
    15, 2010.........................................................................         122          122
    4.950% Fixed Series 2003 Bonds due in bi-annual installments through February
    15, 2013.........................................................................         130          130
    5.420% Fixed Series 2003 Bonds due in bi-annual installments through August 15,
    2015.............................................................................         145          145
                                                                                          -------      -------
       Total Oncor..................................................................        4,222        4,226

Less amount due currently...........................................................          256          243
                                                                                          -------      -------

Total long-term debt................................................................      $ 3,966      $ 3,983
                                                                                          =======      =======

   (a) These bonds are nonrecourse to Oncor.

3.    SHAREHOLDER'S EQUITY

      In January 2004, Oncor repurchased 937,500 shares of its common stock from US Holdings for $37.5 million. In April 2004, Oncor repurchased an additional 937,500 shares of its common stock from US Holdings for $37.5 million.

      The legal form of cash distributions to US Holdings has been common stock repurchases; however, for accounting purposes, these cash distributions are recorded as a return of capital.

      The Oncor mortgage restricts its payment of dividends to the amount of its retained earnings. Certain debt instruments of Oncor contain provisions that restrict payment of dividends during any interest payment deferral period or while any payment default exists. At March 31, 2004, there were no restrictions on the payment of dividends under these provisions.

4.    CONTINGENCIES

      Guarantees -- Oncor has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Residual value guarantees in operating leases -- Oncor is the lessee under various operating leases, entered into prior to January 1, 2003, that obligate it to guarantee the residual values of the leased facilities. At March 31, 2004, the aggregate maximum amount of residual values guaranteed was approximately $54 million with an estimated residual recovery of approximately $54 million. The average life of the lease portfolio is approximately four years.

      Surety bonds -- Oncor has outstanding surety bonds of approximately $22 million to support performance under various subsidiary contracts and legal obligations in the normal course of business. The term of the surety bond obligations is approximately one year.

      General -- Oncor is involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

5.    SUPPLEMENTARY FINANCIAL INFORMATION

      Other Income and Other Deductions -- Other income and other deductions consist of several individually immaterial items.

      Interest Expense and Related Charges --

                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                            2004            2003
                                                                                            ----            ----

     Interest ..............................................................                $  70          $  79
     Amortization of debt discounts and issuance costs......................                    2              3
     Allowance for borrowed funds used during construction and capitalized
       interest ............................................................                   (1)            (1)
                                                                                            -----          -----
               Total interest expense and related charges ..................                $  71          $  81
                                                                                            =====          =====


      Retirement Plan And Other Postretirement Benefits - Oncor is a participating employer in the TXU Retirement Plan, a defined benefit pension plan sponsored by TXU Corp. Oncor also participates with TXU Corp. and other affiliated subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The allocated net periodic pension cost and net periodic postretirement benefits cost other than pensions applicable to Oncor were $13 million and $12 million for the three months ended March 31, 2004 and 2003, respectively.

      At March 31, 2004, Oncor estimates that its total contributions to the pension plan and other postretirement benefit plans for the remainder of 2004 will not be materially different than previously disclosed in the 2003 Form 10-K.

      Regulatory Assets and Liabilities --

                                                                                     March 31,    December 31,
                                                                                        2004          2003
                                                                                      ---------     -----------
Regulatory Assets
Generation-related regulatory assets recoverable by securitization bonds....            $ 1,644       $ 1,654
Securities reacquisition costs..............................................                123           121
Recoverable deferred income taxes-- net.....................................                 97            96
Other regulatory assets.....................................................                 94            95
                                                                                        -------       -------
     Total regulatory assets................................................              1,958         1,966
                                                                                        -------       -------

Regulatory Liabilities
Investment tax credit and protected excess deferred taxes...................                 86            88
Over collection of transition bond (securitization) revenues................                  9             6
                                                                                        -------        ------
     Total regulatory liabilities...........................................                 95            94
                                                                                        -------        ------

     Net regulatory assets..................................................            $ 1,863        $1,872
                                                                                        =======        ======

      Included above are assets of $121 million at March 31, 2004 and December 31, 2003 that are earning a return. The regulatory assets, other than those subject to securitization, have a remaining recovery period of 15 to 47 years.

      Included in other regulatory assets as of March 31, 2004 was $29 million related to nuclear decommissioning liabilities.

      Restricted Cash -- At March 31, 2004, TXU Electric Delivery Transition Bond Company LLC had $9 million of restricted cash, representing collections from customers that secure its securitization bonds and may be used only to service its debt and pay its expenses. Restricted cash reported in investments on the balance sheet as March 31, 2004 included $10 million restricted to payment of trustee fees and expenses associated with the securitization bonds.

      Accounts Receivable -- At March 31, 2004 and December 31, 2003, accounts receivable are stated net of allowance for uncollectible accounts of $2 million. During each of the three months ended March 31, 2004 and 2003, Oncor had no bad debt expense or write-offs. Allowances related to receivables sold are reported in other current liabilities and totaled $1 million at March 31, 2004 and December 31, 2003.

      Accounts receivable at March 31, 2004 and December 31, 2003 included unbilled revenues of $95 million and $96 million, respectively.

      Intangible Assets -- Intangible assets other than goodwill are comprised of the following:

                                                   As of March 31, 2004                  As of December 31,  2003
                                           ------------------------------------       ------------------------------
                                              Gross                                  Gross
                                            Carrying    Accumulated                 Carrying     Accumulated
                                              Amount   Amortization      Net         Amount      Amortization       Net
                                              ------   ------------      ---         ------      ------------       ---
Amortized intangible assets
    Capitalized software..............         $ 167      $  78         $  89          $ 160        $   72       $   88
    Land easements....................           168         58           110            165            58          107
                                               -----      -----         -----         ------       -------       ------
          Total.......................         $ 335      $ 136         $ 199          $ 325         $ 130        $ 195
                                               =====      =====         =====          =====         =====        =====

      Amortized intangible asset balances are classified as property, plant and equipment in the balance sheet. Oncor has no intangible assets (other than goodwill) that are not amortized.

      Aggregate amortization expense for intangible assets for the three months ended March 31, 2004 and 2003 was $6 million.

      Property, Plant and Equipment -- At March 31, 2004 and December 31, 2003, property, plant and equipment was stated net of accumulated depreciation and amortization of $3.4 billion and $3.3 billion, respectively.

      As of March 31, 2004, substantially all of Oncor's electric utility property, plant and equipment (with a net book value of $6.4 billion) was pledged as collateral for Oncor's first mortgage bonds and senior secured notes.

      Derivatives and Hedges -- Oncor's derivative financial instruments that have been designated as cash flow hedges match the terms of the underlying hedged items. As a result, Oncor experienced no hedge ineffectiveness during the three months ended March 31, 2004 or 2003. These hedges relate to financing transactions.

      As of March 31, 2004, it is expected that $1 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the amortization of the value of terminated interest payment hedges over the next twelve months.

      Affiliate Transactions -- The following represent significant affiliate transactions of Oncor:

      o Oncor records revenue from TXU Energy for electricity delivery fees and other miscellaneous revenues, which totaled $349 million and $377 million for the three months ended March 31, 2004 and 2003, respectively. These amounts included $100 thousand and $224 thousand for the three months ended March 31, 2004 and 2003, respectively, pursuant to a transmission maintenance agreement.
      o Oncor records interest income receivable from TXU Energy with respect to Oncor's generation-related regulatory assets that are subject to securitization. The interest income reimburses Oncor for the interest expense Oncor incurs on that portion of its debt deemed to be associated with the generation-related regulatory assets. For the three months ended March 31, 2004 and 2003, this interest income totaled $12 million.
      o The incremental income taxes Oncor will pay on the increased delivery fees to be charged to Oncor's customers related to the securitization bonds will be reimbursed by TXU Energy. Therefore, at both March 31, 2004 and December 31, 2003, Oncor's financial statements reflect a $436 million receivable from TXU Energy that will be extinguished as Oncor pays the related income taxes.
      o For the three months ended March 31, 2003, the principal payments received on the note receivable from TXU Energy related to the excess mitigation credit totaled $52 million and the interest income totaled $3 million.
      o Average daily short-term advances from affiliates for the three months ended March 31, 2004 and 2003 were $35 and $130 million, respectively, and the weighted average interest rate for the respective periods was 2.86% and 2.33%.
      o TXU Business Services, charges Oncor for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For the three months ended March 31, 2004 and 2003, these costs totaled $28 million and are reported in operation and maintenance expenses.
      o Oncor charges TXU Gas for meter reading and certain customer and administrative services at cost. For the three months ended March 31, 2004 and 2003, these charges totaled $5 million and $8 million, respectively, and are largely reported as a reduction in operation and maintenance expenses.
      o Oncor has recorded a regulatory asset and a corresponding noncurrent affiliate payable to TXU Energy for the Asset Retirement Obligation
         (ARO) pursuant to SFAS 143, related to the retirement and decommissioning of nuclear generation plant assets. Periodically, regulatory proceedings are conducted to review any over or under-recovered decommissioning costs for the purpose of adjusting Oncor's distribution rates. As of March 31, 2004, the balance of the ARO nuclear regulatory asset was $29 million.

INDEPENDENT ACCOUNTANTS' REPORT


Oncor Electric Delivery Company:

We have reviewed the accompanying condensed consolidated balance sheet of Oncor Electric Delivery Company and subsidiaries (Oncor) as of March 31, 2004, and the related condensed statements of consolidated income, comprehensive income, and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of Oncor's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Oncor as of December 31, 2003, and the related statements of consolidated income, comprehensive income, cash flows and shareholder's equity for the year then ended (not presented herein); and in our report dated March 11, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE  LLP

Dallas, Texas
May 14, 2004




<

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS

      Oncor is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A majority of Oncor's revenues represented fees for delivery services provided to TXU Energy. For the three months ended March 31, 2004, such affiliated revenues represented 67% of Oncor's revenues. Oncor is managed as an integrated business; consequently, there are no separate reportable business segments.

      Issuance of Securitization Bonds -- Upon issuance of the remaining $790 million in securitization bonds, expected in the second quarter of 2004, under a financing order issued by the Commission, Oncor expects to record an estimated extraordinary gain of approximately $10 million after-tax. The gain would arise because of an increase in the carrying value of the regulatory asset subject to securitization due to the effect of higher interest rates on amounts to be recovered from REPs through delivery fee surcharges.

RESULTS OF OPERATIONS

      All dollar amounts in Management's Discussion and Analysis of Financial Condition and Results of Operations and the tables therein are stated in millions of US dollars unless otherwise indicated.

      Oncor is managed as an integrated business; consequently, there are no separate reportable business segments.

Operating Data

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                  2004               2003
                                                                               --------           ---------

Operating statistics - volumes:
Electric energy delivered (GWh)....................................              23,631             23,908

Reliability statistics:
System Average Interruption Duration Index (SAIDI) (non-storm)(a)..                86.28              86.90
System Average Interruption Frequency Index (SAIFI) (non-storm)(a).                 1.26               1.32
Customer Average Interruption Duration Index (CAIDI) (non-storm)(a)                68.46              65.66

Electricity points of delivery (end of period and in thousands):
     Electricity distribution points of delivery  (based on number of
meters)(b).........................................................                2,942              2,914

Operating revenues (million of dollars):
Electricity transmission and distribution:
     Affiliated - TXU Energy.......................................            $    349           $    377
     Non-affiliated................................................                 174                129
                                                                               --------           --------
        Total .....................................................            $    523           $    506
                                                                               ========           ========


Weather (average for service territory) (c) Percent of normal:
        Heating degree days........................................            88.6%              106.6%

--------------------------

(a) SAIDI is the number of minutes the average customer is out of electric service in a year. SAIFI is the number of times a year that the average customer experiences an interruption to electric service; and CAIDI is the duration in minutes of the average interruption to electric service.
(b) Includes lighting sites, primarily guard lights, for which TXU Energy is the REP but are not included in TXU Energy's customer count. Such sites totaled 99,591 and 104,851 at March 31, 2004 and 2003, respectively.
(c) Weather data is obtained from Meteorlogix, an independent company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003
-------------------------------------------------------------------------------

      Operating revenues increased $17 million, or 3%, to $523 million in 2004. Higher tariffs provided $29 million of this increase, reflecting delivery fee surcharges associated with the issuance of securitization bonds in August 2003 ($14 million), transmission rate increases approved in 2003 ($9 million) and an increase in distribution tariffs to recover higher transmission costs ($6 million). Revenue growth also included $5 million in increased disconnect/reconnect fees, reflecting disconnections initiated by REPs on uncollected accounts and increased consumer switching due to competitive activity. A 1% decline in electricity volumes delivered in 2004 resulted in a $17 million decrease in revenue, reflecting lower consumption by residential end-users due to weather, usage efficiencies and other factors.

      Operation and maintenance cost increased $1 million to $189 million in 2004. There were no material increases or decreases within the expense categories comprising this line item.

      Depreciation and amortization increased $18 million, or 26%, to $87 million. The increase reflects $14 million in amortization of regulatory assets associated with the issuance of securitization bonds and $4 million in higher depreciation due to investments in delivery facilities to support growth and normal replacements of delivery facilities.

      Interest income declined $3 million to $12 million in 2004 reflecting a decrease of $3 million in the reimbursement of interest from TXU Energy on the excess mitigation credit note that was fully paid in 2003.

      Interest expense and other charges decreased by $10 million, or 12%, to $71 million in 2004 reflecting $4 million from lower average interest rates, due to refinancing of long-term debt with lower rate debt issuances, $3 million from lower average borrowings and $3 million less interest paid to REPs as the excess mitigation credit ceased at the end of 2003.

      Income tax expense was $31 million in 2004 (including $28 million related to operating income and $3 million related to nonoperating income), representing an effective tax rate of 32.0% in 2004, which was lower than the 33.7% effective rate in 2003. The decrease primarily reflected the effect on postretirement benefit expense of a non-taxable Medicare subsidy in 2004 ($3 million for the quarter).

      Net income increased $5 million, or 8%, to $66 million reflecting higher disconnect/reconnect fees and lower net interest expense. Net pension and postretirement benefit costs reduced net income by $4 million in 2004 and $5 million in 2003.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      Cash Flows -- Cash flows provided by operating activities for the three months ended March 31, 2004 were $9 million, compared to $4 million used by operating activities for the three months ended March 31, 2003. The improved cash flow performance of $13 million was driven by higher cash earnings (net income adjusted for depreciation and deferred taxes) of $16 million.

      Cash flows used in financing activities were $51 million in 2004, compared to $43 million provided in 2003. Increases in advances and notes receivable from affiliates in 2003 totaled $210 million. Retirements of debt totaled $8 million in 2004 and $112 million, net of redemption deposit payments (restricted cash) in 2003. Oncor repurchased $38 million of common stock held by US Holdings in 2004 compared to $50 million in 2003.

      Cash flows used in investing activities, which consisted primarily of capital expenditures, totaled $109 million and $115 million for the three months ended March 31, 2004 and 2003, respectively.

Financing Activities

      Over the next twelve months, Oncor will need to fund ongoing working capital requirements and maturities of debt. Oncor has funded or intends to fund these requirements through cash on hand, cash flows from operations, short-term credit facilities and the issuance of long-term debt or other securities, including securitization bonds.

      Long-term Debt Activity -- During the three months ended March 31, 2004, Oncor made scheduled principal payments on its 2.26% Fixed Series 2003 Bonds of $8 million.

      The mortgage of Oncor restricts its payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of TXU Corp. and its subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At March 31, 2004, there were no restrictions on the payment of dividends under these provisions.

      Capitalization -- The capitalization of Oncor at March 31, 2004, consisted of 57.9% long-term debt, less current maturities, and 42.1% shareholder's equity.

      Equity -- Oncor's cash distributions may take the legal form of common stock share repurchases or the payment of dividends on outstanding shares of its common stock. The form of the distributions is primarily determined by current and forecasted levels of retained earnings as well as state tax implications. The common stock share repurchases made subsequent to January 1, 2002, are cash distributions to US Holdings that for financial reporting purposes have been recorded as a return of capital. Any future cash distributions to US Holdings will be reported (i) as a return of capital if made through repurchases or (ii) as a dividend if so declared by the board of directors. Any future common stock share repurchases will reduce the amount of Oncor's equity, but will not change US Holdings' 100% ownership of Oncor.

      Credit Facilities -- Oncor has a joint revolving credit facility (with TXU Energy) that allows for aggregate borrowings up to $450 million. This facility expires in 2005 and can be used for working capital and general corporate purposes. At March 31, 2004, $75 million had been borrowed under this facility by TXU Energy. At December 31, 2003, this facility was undrawn. In addition, US Holdings and TXU Corp. have credit facilities totaling $1.8 billion and $500 million that expire in 2005 and 2008, respectively. At March 31, 2004, $1.7 billion of these two facilities was unused. At December 31, 2003, $1.8 billion of these two facilities was unused. Oncor expects that, to the extent capacity is available, these additional facilities will be made available to it for borrowings, letters of credit and other purposes. See Note 2 to Financial Statements for details of all of these arrangements.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to Oncor under the program at March 31, 2004 and December 31, 2003 totaled $46 million and $44 million, respectively. See Note 2 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

      Restricted Cash -- At March 31, 2004, TXU Electric Delivery Transition Bond Company LLC had $9 million of restricted cash, representing collections from customers that secure its securitization bonds and may be used only to service its debt and pay its expenses. Restricted cash reported in investments on the balance sheet as March 31, 2004 included $10 million principally related to payment of fees associated with the securitization bonds.

     Credit Ratings of TXU Corp. and its US Subsidiaries-- The current credit ratings for TXU Corp. and certain of its US subsidiaries are presented below:

                                       TXU Corp.       US Holdings       Oncor        Oncor         TXU Energy
                                       ---------       -----------       -----        -----         ----------
                                        (Senior          (Senior
                                      Unsecured)        Unsecured)     (Secured)   (Unsecured)  (Senior Unsecured)
       S&P........................        BBB-             BBB-           BBB         BBB-           BBB
       Moody's....................        Ba1              Baa3           Baa1        Baa2           Baa2
       Fitch......................        BBB-             BBB-           BBB+        BBB            BBB

      Moody's and Fitch currently maintain a stable outlook for TXU Corp., US Holdings, TXU Energy and Oncor. S&P currently maintains a negative outlook for each such entity.

      These ratings are investment grade, except for Moody's rating of TXU Corp.'s senior unsecured debt, which is one rating level below investment grade.

      A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of Oncor contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholder's equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. As of March 31, 2004, Oncor was in compliance with all such applicable covenants.

Cross Default Provisions

      Certain financing arrangements of Oncor contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

      A default by US Holdings or any subsidiary thereof on financing arrangements in excess of $50 million would result in a cross default under the $1.4 billion US Holdings five-year revolving credit facility, the $400 million US Holdings credit facility and $30 million of TXU Mining senior notes (which have a $1 million cross default threshold).

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

      A default by TXU Corp. on indebtedness in excess of $50 million would result in a cross default under its $500 million five-year revolving credit facility.

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

      Oncor has other arrangements, including interest rate swap agreements and leases with cross default provisions, the triggering of which would not result in a significant effect on liquidity.

      Long-term Contractual Obligations and Commitments -- There have been no significant changes in contractual cash obligations of Oncor, since December 31, 2003 as disclosed in the 2003 Form 10-K.

OFF BALANCE SHEET ARRANGEMENTS

      See discussion above under Sale of Receivables and in Note 2 to Financial Statements.

COMMITMENTS AND CONTINGENCIES

      See Note 4 to Financial Statements for details of contingencies, including guarantees.

REGULATION AND RATES

      Transmission Rates --On March 3, 2004, Oncor filed an annual request for interim update of its wholesale transmission rate. Oncor requested a total annualized revenue increase of $14 million. Approximately $8.5 million of this increase would be recovered from wholesale customers, with the remaining $5.5 million to be recovered from REPs through the retail transmission cost recovery factor (TCRF) of Oncor's distribution rate. Oncor's new wholesale transmission rate was approved by the Commission and became effective on April 15, 2004.

      In March 2004, the Commission approved an estimated annualized increase of $9 million in the TCRF component of Oncor's distribution rates charged to REPs. The effect of Oncor's wholesale transmission rate increase described in the preceding paragraph will be included in Oncor's September 2004 TCRF update.

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

      Some important factors, in addition to others specifically addressed in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, that could have a material impact on Oncor's operations, financial results and financial condition, and could cause TXU Corp.'s actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

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

      In addition to revenues, Oncor is owed other significant amounts from TXU Energy. The incremental income taxes Oncor will pay on the increased delivery fees to be charged to Oncor's customers related to the aggregate issuance of approximately $1.3 billion in securitization bonds will be reimbursed by TXU Energy. Therefore, Oncor's financial statements reflect a $436 million receivable from TXU Energy that will be extinguished as Oncor pays the related income taxes.

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

      As a result of the energy crisis in California during 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by Enron Corporation, accounting irregularities of public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and non-regulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Accounting irregularities at certain companies in the industry have caused regulators and legislators to review current accounting practices and financial disclosures. The capital markets and ratings agencies also have increased their level of scrutiny. Additionally, allegations against various energy trading companies of "round trip" or "wash" transactions, which involve the simultaneous buying and selling of the same amount of power at the same price and delivery location and provide no true economic benefit, power market manipulation and inaccurate power and commodity price reporting have had a negative effect on the industry. Oncor believes that it is complying with all applicable laws, but it is difficult or impossible to predict or control what effect these events may have on Oncor's financial condition or access to the capital markets. Additionally, it is unclear what laws and regulations may develop, and Oncor cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or its operations specifically.

      The issues and associated risks and uncertainties described above are not the only ones Oncor may face. Additional issues may arise or become material as the energy industry evolves.

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by Oncor and its subsidiaries (collectively, Oncor) contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Although Oncor believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" and factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Oncor's 2003 Form 10-K, that could cause the actual results of Oncor to differ materially from those projected in such forward-looking statements.

      Any forward-looking statement speaks only as of the date on which it is made, and Oncor undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for Oncor to predict all of them; nor can Oncor assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Except as discussed below, the information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 2003 Form 10-K and is therefore not presented herein.

INTEREST RATE RISK

      See Note 2 to Financial Statements for a discussion of the issuance and retirement of debt since December 31, 2003.

CREDIT RISK

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

      Oncor's exposure to credit risk as of March 31, 2004 primarily represents trade accounts receivable from unaffiliated customers of $61 million. Oncor has two customers, one with a balance of $10 million and the other with at balance of $8 million, each of which represented greater than 10% of this amount at March 31, 2004. Both customers are non-investment grade quality; however, the customers have consistently performed their obligations in accordance with their agreements.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


               (a)      Exhibits provided as part of Part II are:
                 Previously Filed*
                 -----------------
                     With File            As
  Exhibits            Number           Exhibit
  --------            ------           -------
(31)           Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)                                             --    Certification of C. John Wilder, principal executive officer of Oncor Electric Delivery Company, pursuant to Rule 13a -
                                                        14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as
                                                        adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                                                        2002.

31(b)                                             --    Certification of Scott Longhurst, principal financial
                                                        officer of Oncor Electric Delivery Company, pursuant to Rule
                                                        13a - 14(a)/15d - 14(a) of the Securities Exchange Act of
                                                        1934, as adopted pursuant to Section 302 of the
                                                        Sarbanes-Oxley Act of 2002.
(32)           Section 1350 Certifications.

32(a)                                             --    Certification of C. John Wilder, principal executive officer of Oncor Electric Delivery Company, pursuant to 18 U.S.C.
                                                        Section 1350, as adopted pursuant to Section 906 of the
                                                        Sarbanes-Oxley Act of 2002.

32(b)                                             --    Certification of Scott Longhurst, principal financial
                                                        officer of Oncor Electric Delivery Company, pursuant to 18
                                                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)           Additional Exhibits.

99                                                --    Condensed Statements of Consolidated Income - Twelve Months
                                                        Ended March 31, 2004

----------------------
*        Incorporated herein by reference.


               (b) Reports on Form 8-K furnished or filed since December 31,
2003:
               Date of Report                     Item Reported
               --------------                     -------------
               None

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       ONCOR ELECTRIC DELIVERY COMPANY




                                       By  /s/ David H. Anderson
                                       -----------------------------------
                                       David H. Anderson
                                       Vice President & Principal
                                       Accounting Officer




Date:  May 14, 2004