Form 10-Q
period 2004-06-30
TXU ELECTRIC DELIVERY CO
filed 2004-08-13
CIK 1193311

=====================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------


                                  FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                   -- OR --

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                            ---------------------


                    Commission File Number 333-100240


                      TXU Electric Delivery Company
                 (Formerly Oncor Electric Delivery Company)
         (Exact Name of Registrant as Specified in its Charter)


          Texas                                            75-2967830
 (State of Incorporation)                  (I.R.S. Employer Identification No.)


 500 N. Akard Street, Dallas, TX  75201                 (214) 486-2000
(Address of Principal Executive Offices)        (Registrant's Telephone Number)
(Zip Code)
                             ---------------------

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                         ----        ----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes      No  X
                                                    ----    ----

Common Stock outstanding at August 10, 2004: 48,864,775 shares, without par value

TXU Electric Delivery Company meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.
=====================================================================



TABLE OF CONTENTS
---------------------------------------------------------------------------------------------------------------------

                                                                                                                 Page
                                                                                                                 ----

Glossary...........................................................................................               ii

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


         Condensed Statements of Consolidated Income and Comprehensive Income--
         Three and Six Months Ended June 30, 2004 and 2003..........................................               1

         Condensed Statements of Consolidated Cash Flows --
         Six Months Ended June 30, 2004 and 2003....................................................               2

         Condensed Consolidated Balance Sheets --
         June 30, 2004 and December 31, 2003........................................................               3

         Notes to Condensed Financial Statements....................................................               4

         Report of Independent Registered Public Accounting Firm....................................              12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................................................              13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................              22

Item 4.  Controls and Procedures....................................................................              23

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................................................              23

SIGNATURE...........................................................................................              25


Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU Electric Delivery Company are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, shortly after they have been filed with the Securities and Exchange Commission. TXU Electric Delivery Company will provide copies of current reports not posted on the website upon request.

                                    GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2003 Form 10-K.................................     TXU Electric Delivery Company's Annual Report on
                                                    Form 10-K for the year ended December 31, 2003

Commission.....................................     Public Utility Commission of Texas

Electric Delivery..............................     refers to TXU Electric Delivery Company, formerly Oncor
                                                    Electric Delivery Company, a subsidiary of US Holdings,
                                                    or Electric Delivery and its consolidated bankruptcy
                                                    remote financing subsidiary, TXU Electric Delivery
                                                    Transition Bond Company LLC, depending on context

Energy.........................................     refers to Energy Company LLC, a subsidiary of US
                                                    Holdings, and/or its consolidated subsidiaries,
                                                    depending on context

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

Moody's........................................     Moody's Investors Services, Inc.

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

TXU Gas........................................     TXU Gas Company, a subsidiary of TXU Corp.



US.............................................     United States of America

US GAAP........................................     accounting principles generally accepted in the US

US Holdings....................................     TXU US Holdings Company, a subsidiary of TXU Corp.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          TXU ELECTRIC DELIVERY COMPANY
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                  Three Months Ended       Six Months Ended
                                                                       June 30,                June 30,
                                                                 -------------------      ------------------
                                                                  2004         2003         2004         2003
                                                                 ------       ------       ------       ------
                                                                                (millions of dollars)
Operating revenues:
   Affiliated.............................................         $ 332        $ 349        $ 681        $ 726
   Nonaffiliated..........................................           186          137          360          266
                                                                   -----        -----        -----        -----
     Total operating revenues.............................           518          486        1,041          992

Operating expenses:
   Operation and maintenance..............................           200          190          389          378
   Depreciation and amortization..........................            83           68          170          137
   Income taxes...........................................            22           18           50           43
   Taxes, other than income...............................            92           93          184          185
                                                                   -----        -----        -----        -----
     Total operating expenses.............................           397          369          793          743
                                                                   -----        -----        -----        -----

Operating income..........................................           121          117          248          249

Other income and deductions:
   Other income...........................................             2            2            4            4
   Other deductions.......................................            20            2           21            3
   Nonoperating income tax expense (benefit)..............            (1)           5            2           11

Interest income - affiliates..............................            13           14           25           29

Interest expense and related charges......................            70           74          141          155
                                                                   -----        -----        -----        -----

Income before extraordinary gain..........................            47           52          113          113

Extraordinary gain, net of tax (Note 1)...................            16           --           16           --
                                                                   -----        -----        -----        -----

Net income................................................         $  63        $  52        $ 129        $ 113
                                                                   =====        =====        =====        =====




                      CONDENSED STATEMENTS OF CONSOLIDATED
                              COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                 Three Months Ended        Six Months Ended
                                                                       June 30,                 June 30,
                                                                 -------------------      ------------------
                                                                  2004         2003         2004         2003
                                                                 ------       ------      ------       ------
                                                                                (millions of dollars)

Net income................................................         $  63        $  52        $ 129        $ 113

Other comprehensive income -
   Cash flow hedge activity, net of tax effect:
     Amounts realized in earnings during the period,
       net of tax.........................................            --            1            1            1
                                                                   -----        -----        -----        -----
     Total................................................            --            1            1            1
                                                                   -----        -----        -----        -----

Comprehensive income......................................         $  63        $  53        $ 130        $ 114
                                                                   =====        =====        =====        =====


See Notes to Condensed Financial Statements.

                          TXU ELECTRIC DELIVERY COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                        2004            2003
                                                                                       ------          -------
                                                                                       (millions of dollars)

Cash flows -- operating activities:
     Net income................................................................        $   129        $   113
     Adjustments to reconcile net income to cash provided by
      operating activities:
         Depreciation and amortization ........................................            170            142
         Deferred income taxes and investment tax credits -- net ..............             48             75
         Extraordinary gain, net of tax........................................            (16)            --
     Changes in operating assets and liabilities...............................           (129)          (213)
                                                                                       -------        -------
       Cash provided by operating activities...................................            202            117

Cash flows -- financing activities:
   Issuance of long-term debt..................................................            790             --
   Retirements/repurchases of debt.............................................           (108)          (321)
   Capital contribution from parent............................................             --            250
   Repurchase of common stock..................................................           (450)          (100)
   Net change in advances from affiliates......................................            (12)           (47)
   Decrease in note receivable from Energy related to a regulatory liability...             --             99
   Redemption deposit applied to debt retirement...............................             --            210
   Debt premium, discount, financing and reacquisition expenses................            (13)            (4)
                                                                                       -------        -------
       Cash provided by financing activities...................................            207             87

Cash flows -- investing activities:
   Capital expenditures........................................................           (249)          (245)
   Other.......................................................................            (23)             6
                                                                                       -------        -------
       Cash used in investing activities.......................................           (272)          (239)
                                                                                       -------        -------

Net change in cash and cash equivalents........................................            137            (35)

Cash and cash equivalents -- beginning balance.................................            245             77
                                                                                       -------        -------

Cash and cash equivalents -- ending balance....................................        $   382        $    42
                                                                                       =======        =======

See Notes to Condensed Financial Statements

                          TXU ELECTRIC DELIVERY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     June 30,      December 31,
                                                                                       2004            2003
                                                                                     ---------     ------------
                                                                                        (millions of dollars)
                                     ASSETS

Current assets:
   Cash and cash equivalents..................................................       $     382        $    245
   Restricted cash............................................................              23              12
   Accounts receivable:
      Affiliates (principally Energy).........................................             198             189
      All other ..............................................................              72              58
   Notes or other receivables due from Energy currently.......................              19              13
   Materials and supplies inventories -- at average cost .....................              30              29
   Other current assets.......................................................              55              33
                                                                                     ---------       ---------
      Total current assets....................................................             779             579

Investments...................................................................              87              44
Property, plant and equipment - net...........................................           6,389           6,333
Notes or other receivables due from Energy....................................             418             423
Regulatory assets - net.......................................................           1,907           1,872
Other noncurrent assets.......................................................             100              65
                                                                                     ---------       ---------
      Total assets............................................................       $   9,680       $   9,316
                                                                                     =========       =========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Advances from affiliates...................................................       $      13       $      25
   Long-term debt due currently...............................................             190             243
   Accounts payable - trade...................................................              62              43
   Accrued taxes..............................................................              93             147
   Accrued interest...........................................................              88              88
   Other current liabilities..................................................             133             146
                                                                                     ---------       ---------
      Total current liabilities ..............................................             579             692

Investment tax credits........................................................              66              68
Accumulated deferred income taxes.............................................           1,463           1,438
Other noncurrent liabilities and deferred credits.............................             314             279
Long-term debt, less amounts due currently....................................           4,722           3,983
                                                                                     ---------       ---------
      Total liabilities.......................................................           7,144           6,460
Contingencies (Note 4)

Shareholder's equity (Note 3):
  Common stock without par value:
      Authorized shares - 100,000,000 shares;
      Outstanding shares:  48,864,775 shares and
        60,112,000 shares.....................................................           2,051           2,501
   Retained earnings..........................................................             509             380
   Accumulated other comprehensive loss.......................................             (24)            (25)
                                                                                     ---------       ---------
      Total shareholder's equity..............................................           2,536           2,856
                                                                                     ---------       ---------

      Total liabilities and shareholder's equity..............................       $   9,680       $   9,316
                                                                                     =========       =========

   See Notes to Condensed Financial Statements.

                         TXU ELECTRIC DELIVERY COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

      Description of Business - Electric Delivery, formerly Oncor Electric Delivery Company, is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A majority of Electric Delivery's revenues represented fees for delivery services provided to Energy, also a subsidiary of US Holdings. For the three and six months ended June 30, 2004, such affiliated revenues represented 64% and 65%, respectively, of Electric Delivery's revenues. Electric Delivery is managed as an integrated business; consequently there are no separate reportable business segments.

      Strategic Initiatives and Other Actions - As previously reported, on February 23, 2004, C. John Wilder was named president and chief executive of TXU Corp. Mr. Wilder was formerly executive vice president and chief financial officer of Entergy Corporation. Mr. Wilder has been reviewing the operations of TXU Corp. and has formulated certain strategic initiatives and continues to develop others. Actions taken that impact Electric Delivery relate to TXU Corp.'s cost structure, including organizational alignments and headcount as well as non-core business activities.

      Capgemini Energy Agreement
      --------------------------

      On May 17, 2004, Electric Delivery entered into a services agreement with a subsidiary of Cap Gemini North America Inc., Capgemini Energy LP (Capgemini), a new company initially providing business process support services to TXU Corp. and subsidiaries, and immediately implementing a plan to offer similar services to other utility companies. Under the ten-year agreement, over 2,500 TXU
Corp. employees (including over 200 employees from Electric Delivery) transferred to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee include information technology, customer call center, billing, human resources, supply chain and certain accounting activities.

      As part of the agreements, TXU Corp. provided Capgemini a royalty-free right, under an asset license arrangement, to use Electric Delivery's information technology assets, consisting primarily of capitalized software. A portion of the software was in development and had not yet been placed in service by Electric Delivery, and as a result of outsourcing its information technology activities, Electric Delivery no longer intends to develop the majority of these projects and from Electric Delivery's perspective the software is abandoned. The agreements with Capgemini do not require that any software in development be completed and placed in service. Consequently, the previously capitalized balance for these software projects was written off in the second quarter of 2004, resulting in a charge of $1 million (after-tax), reported in other deductions. The remaining assets, totaling $58 million, were transferred to a subsidiary of TXU Corp., at book value, which subsidiary holds the investment in Capgemini, in exchange for an interest in that subsidiary, which such interest is accounted for by Electric Delivery on the equity method.

      Also as part of the services agreements, TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former employees terminated within 18 months of their transfer to Capgemini. Accordingly, Electric Delivery recorded an $11 million ($7 million after-tax) charge for severance expense, in the second quarter of 2004, which represents a reasonable estimate of the indemnity and is reported in other deductions. The charge consists primarily of an allocation of severance related to TXU Business Services Employees. In addition, TXU Corp. committed to pay up to $25 million for costs associated with transitioning the outsourced activities to Capgemini. The transition costs applicable to Electric Delivery are expected to be recorded during the remainder of 2004.

      Organizational Realignment and Headcount Reductions
      ---------------------------------------------------

      During the second quarter of 2004, TXU Corp. completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, TXU Corp. completed a self-nomination severance program and finalized a plan for additional headcount reductions under an involuntary severance program. Accordingly, in the second quarter of 2004, Electric Delivery recorded severance charges totaling $7 million ($5 million after-tax), reported in other deductions. The charge consists primarily of an allocation of termination-related costs associated with TXU Business Services employees. Additionally, Electric Delivery recorded $7 million of employee severance costs as a regulatory asset.

      Basis of Presentation -- The condensed consolidated financial statements of Electric Delivery have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2003 Form 10-K. In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2003 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year.

      All dollar amounts in the financial statements and tables in the notes are stated in millions of dollars unless otherwise indicated.

      Changes in Accounting Standards -- FIN 46R was issued in December 2003 and replaced FIN 46, which was issued in January 2003. FIN 46R expands and clarifies the guidance originally contained in FIN 46, regarding consolidation of variable interest entities. FIN 46R did not impact results of operations or financial position for the first six months of 2004.

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003. TXU Corp. is accounting for the effects of the Medicare Act in accordance with FASB Staff Position 106-2. For the three and six months ended June 30, 2004, the effect of adoption of the Medicare Act was a reduction of approximately $3 million and $6 million, respectively, in Electric Delivery's postretirement benefit costs.

      Extraordinary gain -- An extraordinary gain of $16 million (net of tax of $9 million) in 2004 represents an increase in the carrying value of Electric Delivery's regulatory asset subject to securitization. The second and final tranche of the securitization bonds was issued in June 2004. The increase in the related regulatory asset, with a carrying value of $1.7 billion, is due to the effect of higher interest rates on the bonds and therefore increased amounts to be recovered from REPs through delivery fee surcharges to service the bonds.

2.    FINANCING ARRANGEMENTS

      Short-term Borrowings -- At June 30, 2004, Electric Delivery had short-term advances from affiliates of $13 million at a weighted average interest rate of 2.86%. At December 31, 2003 Electric Delivery had outstanding short-term advances from affiliates of $25 million at a weighted average interest rate of 2.92%.

      Credit Facilities -- At June 30, 2004, TXU Corp. and its subsidiaries had credit facilities (some of which provide for long-term borrowings) as follows:

----------------------------------------------------------------------------------------------------------------
                                                                                At June 30, 2004
                                                                  ----------------------------------------------
                                      Expiration    Authorized     Facility  Letters       Cash
          Facility                       Date        Borrowers      Limit     Credit    Borrowings   Availability
----------------------------------------------------------------------------------------------------------------
364-day Credit Facility             April 2005   TXU Corp.         $  700    $   --       $  700       $   --
----------------------------------------------------------------------------------------------------------------
364-day Credit Facility             April 2005   Energy             1,000        --        1,000           --
----------------------------------------------------------------------------------------------------------------
364-day Credit Facility             April 2005   TXU Gas              300        --          300           --
----------------------------------------------------------------------------------------------------------------
                                                 Energy, Electric
364-day Credit Facility             June 2005      Delivery           600        --           --          600
----------------------------------------------------------------------------------------------------------------
Three-Year Revolving Credit                      Energy, Electric
Facility                            June 2007      Delivery         1,400        --          675          725
----------------------------------------------------------------------------------------------------------------
Five-Year Revolving Credit
Facility                            August 2008  TXU Corp.            500       465           --           35
----------------------------------------------------------------------------------------------------------------
Five-Year Revolving Credit                        Energy, Electric
Facility                            June 2009      Delivery           500        --           --          500
                                                                   ------    ------       ------       ------
----------------------------------------------------------------------------------------------------------------
      Total                                                        $5,000    $  465       $2,675       $1,860
                                                                   ======    ======       ======       ======
----------------------------------------------------------------------------------------------------------------

      In June 2004, US Holdings, Energy and Electric Delivery replaced $2.25 billion of credit facilities scheduled to mature in 2005 with $2.5 billion of credit facilities maturing in June 2005, 2007 and 2009. These new facilities are used for working capital and general corporate purposes and provide back-up for any future issuances of commercial paper by Energy or Electric Delivery. At June 30, 2004, there was no such commercial paper outstanding.

      TXU Corp.'s $500 million five-year revolving credit facility provides for up to $500 million in letters of credit and/or up to $250 million of loans ($500 million in the aggregate). To the extent capacity is available under this facility; it may be made available to US Holdings, Energy or Electric Delivery for borrowings, letters of credit or other purposes.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). As of June 30, 2004, $50 million of undivided interests in Electric Delivery's accounts receivable had been sold by TXU Receivables Company. Effective June 30, 2004, the program was extended through June 28, 2005. Additionally, the extension allows for increased availability of funding through a credit ratings-based reduction of customer deposits previously used to reduce the amount of undivided interests that could be sold. Undivided interests will now be reduced by 100% of the customer deposit for a Baa3/BBB- rating; 50% for a Baa2/BBB rating; and zero % for a Baa1/BBB+ and above rating (based on each originator's credit rating).

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

      The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were less than $1 million for the six-month periods ending June 30, 2004 and 2003, and approximated 2.1% and 3.6% for the first six months of 2004 and 2003, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to Electric Delivery and are reported in operation and maintenance expenses.

      The June 30, 2004 balance sheet reflects $91 million face amount of trade accounts receivable reduced by $50 million of undivided interests sold by TXU Receivables Company. Funding under the program increased $6 million for the six months ended June 30, 2004. Funding under the program for the six months ended June 30, 2003 increased $12 million. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

      Activities of TXU Receivables Company related to Electric Delivery for the six months ended June 30, 2004 and 2003 were as follows:

                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                                       2004            2003
                                                                                    -----------      --------

Cash collections on accounts receivable......................................         $   281        $  159
Face amount of new receivables purchased.....................................            (291)         (165)
Increase (decrease) in subordinated notes payable............................               4            (6)
                                                                                      -------        ------
     Electric Delivery's operating cash flows provided under the program.....         $    (6)       $  (12)
                                                                                      =======        ======


      Upon termination of the program, cash flows to Electric Delivery would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days.

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

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to competition. Certain billing and collection delays arose due to implementation of new systems and processes within Energy and ERCOT for clearing customers' switching and billing data. Strengthened credit and collection policies and practices have brought the ratios into consistent compliance with the program requirement.

      Under terms of the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or supply a parent guarantor that meets the ratio requirements). The failure, by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate.

      Long-Term Debt -- At June 30, 2004 and December 31, 2003, the long-term debt of Electric Delivery and its consolidated subsidiary consisted of the following:

                                                                                        June 30,    December 31,
                                                                                         2004          2003
                                                                                        -------     -----------
Electric Delivery
-----------------
    8.250% Fixed First Mortgage Bonds due April 1, 2004..............................    $    --       $   100
    6.250% Fixed First Mortgage Bonds due October 1, 2004............................        121           121
    6.750% Fixed First Mortgage Bonds due July 1, 2005...............................         92            92
    7.625% Fixed First Mortgage Bonds due July 1, 2025...............................        215           215
    7.375% Fixed First Mortgage Bonds due October 1, 2025............................        178           178
    6.375% Fixed Senior Secured Notes due May 1, 2012(b).............................        700           700
    7.000% Fixed Senior Secured Notes due May 1, 2032................................        500           500
    6.375% Fixed Senior Secured Notes due January 15, 2015...........................        500           500
    7.250% Fixed Senior Secured Notes due January 15, 2033...........................        350           350
    5.000% Fixed Debentures due September 1, 2007(b).................................        200           200
    7.000% Fixed Debentures due September 1, 2022....................................        800           800
    Unamortized discount.............................................................        (26)          (30)

TXU Electric Delivery Transition Bond Company LLC (a)
-----------------------------------------------------
    2.260% Fixed Series 2003 Bonds due in bi-annual installments through
      February 15, 2007..............................................................         95           103
    4.030% Fixed Series 2003 Bonds due in bi-annual installments through
      February 15, 2010..............................................................        122           122
    4.950% Fixed Series 2003 Bonds due in bi-annual installments through
      February 15, 2013..............................................................        130           130
    5.420% Fixed Series 2003 Bonds due in bi-annual installments through
      August 15, 2015................................................................        145           145
    3.520% Fixed Series 2004 Bonds due in bi-annual installments through
      November 15, 2009..............................................................        279            --
    4.810% Fixed Series 2004 Bonds due in bi-annual installments through
      November 15, 2012..............................................................        221            --
    5.290% Fixed Series 2004 Bonds due in bi-annual installments through
      May 15, 2016...................................................................        290            --
                                                                                         -------       -------
       Total TXU Electric Delivery Transition Bond Company LLC......................       1,282           500
                                                                                         -------       -------
       Total Electric Delivery......................................................       4,912         4,226

Less amount due currently...........................................................         190           243
                                                                                         -------       -------

Total long-term debt................................................................     $ 4,722       $ 3,983
                                                                                         =======       =======

   (a) These bonds are nonrecourse to Electric Delivery.
   (b) Interest rates swapped to floating on an aggregate $900 million principal amount.

      In June 2004, Electric Delivery's wholly-owned, special purpose bankruptcy-remote subsidiary, TXU Electric Delivery Transition Bond Company LLC, issued $790 million aggregate principal amount of transition (securitization) bonds in accordance with a settlement agreement with the Commission and a financing order related to the transition to competition. The bonds were issued in three classes that require bi-annual interest and principal installment payments beginning in November 2004 through specified dates in 2009 through 2016. The transition bonds bear interest at fixed annual rates ranging from 3.52% to 5.29%. Electric Delivery used the proceeds to retire, subsequent to June 30, 2004, two series of mortgage bonds with an aggregate principal amount of $393 million due in 2025 and repurchase shares of common stock from its parent for $375 million. As a result of the retirement of these two series of mortgage bonds, Electric Delivery will be able to release the liens on its outstanding senior secured notes, making them rank equally with Electric Delivery's other senior unsecured debt. No decision has been made as to the timing of such release.

      Other retirements of long-term debt in 2004 totaling $8 million represent payments at scheduled maturity dates.

      Fair Value Hedges -- In April 2004, $900 million of fixed rate debt was effectively converted to variable rates through interest rate swap transactions, accounted for as fair value hedges, expiring through 2012. In August 2004, fixed-to-variable swaps related to $700 million of such debt were settled for a gain of $8 million, which will be amortized to offset interest expense over the remaining life of the debt.

3.    SHAREHOLDER'S EQUITY

      In January 2004, Electric Delivery repurchased 937,500 shares of its common stock from US Holdings for $37.5 million. In April 2004, Electric Delivery repurchased an additional 937,500 shares of its common stock from US Holdings for $37.5 million. In June 2004, Electric Delivery repurchased 9,372,225 shares of its common stock from US Holdings for $375 million.

      The legal form of cash distributions to US Holdings has been common stock repurchases; however, for accounting purposes, these cash distributions are recorded as a return of capital.

      The Electric Delivery mortgage restricts its payment of dividends to the amount of its retained earnings. Certain debt instruments of Electric Delivery contain provisions that restrict payment of dividends during any interest payment deferral period or while any payment default exists. At June 30, 2004, there were no restrictions on the payment of dividends under these provisions.

4.    CONTINGENCIES

         Guarantees -- Electric Delivery has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Residual value guarantees in operating leases -- Electric Delivery is the lessee under various operating leases, entered into prior to January 1, 2003, that obligate it to guarantee the residual values of the leased facilities. At June 30, 2004, the aggregate maximum amount of residual values guaranteed was approximately $50 million with an estimated residual recovery of approximately $50 million. The average life of the lease portfolio is approximately four years.

      Surety bonds -- Electric Delivery has outstanding surety bonds of approximately $1 million to support performance under various subsidiary contracts and legal obligations in the normal course of business. The term of the surety bond obligations is approximately one year.

      General -- Electric Delivery is involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

5.    SUPPLEMENTARY FINANCIAL INFORMATION

      Other Income and Other Deductions --

                                                                       Three Months Ended    Six Months Ended
                                                                            June 30,             June 30,
                                                                       ------------------    -----------------
                                                                         2004       2003      2004       2003
                                                                        ------     ------    ------     ------
       Other income:
           Equity  portion  of  allowance  for  funds  used  during
             construction...........................................     $  --     $   1      $   1     $   2
           Other....................................................         2         1          3         2
                                                                         -----     -----      -----     -----
             Total other income.....................................     $   2     $   2      $   4     $   4
                                                                         =====     =====      =====     =====
       Other deductions:
           Employee severance charges...............................     $  18     $  --      $  18     $  --
           Software write-off.......................................         1        --          1        --
           Other....................................................         1         2          2         3
                                                                         -----     -----      -----     -----
             Total other deductions.................................     $  20     $   2      $  21     $   3
                                                                         =====     =====      =====     =====

      Interest Expense and Related Charges --

                                                                Three Months Ended     Six Months Ended
                                                                     June 30,              June 30,
                                                                ------------------     -----------------
                                                                 2004       2003        2004       2003
                                                                ------     ------      ------     ------

      Interest.............................................     $   70     $   74     $  140      $  153
      Amortization of debt discounts and issuance costs....          1          1          3           4
      Allowance for borrowed funds used during construction
        and capitalized interest...........................         (1)        (1)        (2)         (2)
                                                                ------     ------     ------      ------
            Total interest expense and related charges.....     $   70     $   74     $  141      $  155
                                                                ======     ======     ======      ======

      Retirement Plan And Other Postretirement Benefits - Electric Delivery is a participating employer in the TXU Retirement Plan, a defined benefit pension plan sponsored by TXU Corp. Electric Delivery also participates with TXU Corp. and other affiliated subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The allocated net periodic pension cost and net periodic postretirement benefits cost other than pensions applicable to Electric Delivery was $11 million for each of the three month periods ended June 30, 2004 and 2003, respectively, and $23 million and $24 million for the six months ended June 30, 2004 and 2003, respectively.

      The outsourcing transaction on July 1, 2004, (See Note 1 to Financial Statements) caused a partial termination of the retirement plan, which combined with a change in discount rate is expected to reduce pension and other postretirement cost for the remainder of 2004.

      At June 30, 2004, Electric Delivery estimates that its total contributions to the pension plan and other postretirement benefit plans for the remainder of 2004 will not be materially different than previously disclosed in the 2003 Form 10-K.

      Regulatory Assets and Liabilities --

                                                                                      June 30,    December 31,
                                                                                        2004          2003
                                                                                      ---------   ------------
Regulatory Assets
Generation-related regulatory assets recoverable by securitization bonds....            $ 1,669       $ 1,654
Securities reacquisition costs..............................................                122           121
Recoverable deferred income taxes -- net....................................                 99            96
Other regulatory assets.....................................................                107            95
                                                                                        -------       -------
     Total regulatory assets................................................              1,997         1,966

                                                                                       June 30,    December 31,
                                                                                        2004          2003
                                                                                      ---------   ------------
Regulatory Liabilities
Investment tax credit and protected excess deferred taxes...................                 84            88
Over collection of transition bond (securitization) revenues................                  6             6
                                                                                        -------        ------
     Total regulatory liabilities...........................................                 90            94
                                                                                        -------        ------

     Net regulatory assets..................................................            $ 1,907        $1,872
                                                                                        =======        ======

      Included above are assets of $121 million at June 30, 2004 and December 31, 2003, that are earning a return. The regulatory assets, other than those subject to securitization, have a remaining recovery period of 15 to 47 years.

      Included in other regulatory assets as of June 30, 2004 was $37 million related to nuclear decommissioning liabilities.

      Restricted Cash -- At June 30, 2004, TXU Electric Delivery Transition Bond Company LLC had $23 million of restricted cash, representing collections from customers that secure its securitization bonds and may be used only to service its debt and pay its expenses. Restricted cash reported in investments on the balance sheet as of June 30, 2004 included $10 million restricted to payment of trustee fees and expenses and $4 million to serve as collateral for debt service associated with the securitization bonds.

      Accounts Receivable -- At June 30, 2004 and December 31, 2003, accounts receivable are stated net of allowance for uncollectible accounts of $2 million. During each of the six months ended June 30, 2004 and 2003, Electric Delivery had no bad debt expense and no material accounts receivable write-offs. Allowances related to receivables sold are reported in other current liabilities and totaled $1 million at both June 30, 2004 and December 31, 2003.

      Accounts receivable at June 30, 2004 and December 31, 2003 included unbilled revenues of $94 million and $96 million, respectively.

      Intangible Assets -- Intangible assets other than goodwill are comprised of the following:

                                           As of June 30, 2004                  As of December 31, 2003
                                  ------------------------------------     -----------------------------------
                                    Gross                                   Gross
                                  Carrying   Accumulated                   Carrying     Accumulated
                                   Amount    Amortization         Net        Amount     Amortization      Net
                                   ------    ------------         ---        ------     ------------      ---
Amortized intangible assets
    Capitalized software
     placed in service........        $  58      $  24          $  34        $ 160        $  72         $  88
    Land easements............          168         58            110          165           58           107
                                      -----      -----          -----        -----        -----         -----
     Total....................        $ 226      $  82          $ 144        $ 325        $ 130         $ 195
                                      =====      =====          =====        =====        =====         =====

      Amortized intangible asset balances are classified as property, plant and equipment in the balance sheet. Electric Delivery has no intangible assets (other than goodwill) that are not amortized.

      Aggregate amortization expense for intangible assets for the six months ended June 30, 2004 and 2003 was $7 million and $9 million, respectively.

      Property, Plant and Equipment -- At June 30, 2004 and December 31, 2003, property, plant and equipment totaling $6.4 billion and $6.3 billion, respectively, was stated net of accumulated depreciation and amortization of $3.3 billion at both period-ends.

      As of June 30, 2004, substantially all of Electric Delivery's electric utility property, plant and equipment (with a net book value of $6.4 billion) was pledged as collateral for Electric Delivery's first mortgage bonds and senior secured notes.

      Derivatives and Hedges -- Electric Delivery's derivative financial instruments that have been designated as cash flow hedges match the terms of the underlying hedged items. As a result, Electric Delivery experienced no hedge ineffectiveness during the three or six months ended June 30, 2004 or 2003. These hedges relate to financing transactions.

      As of June 30, 2004, it is expected that $1 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the amortization of the value of terminated interest payment hedges over the next twelve months.

      Affiliate Transactions -- The following represent significant affiliate transactions of Electric Delivery:

      o Electric Delivery records revenue from Energy for electricity delivery fees and other miscellaneous revenues, which totaled $332 million and $349 million for the three months ended June 30, 2004 and 2003, respectively, and $681 million and $726 million for the six months ended June 30, 2004 and 2003, respectively. These amounts included $387 thousand and $590 thousand for the three months ended June 30, 2004 and 2003, respectively, and $487 thousand and $814 thousand for the six months ended June 30, 2004 and 2003, respectively, pursuant to a transformer maintenance agreement.
      o Electric Delivery records interest income receivable from Energy to reimburse Electric Delivery for interest on the securitization bonds associated with generation-related regulatory assets. For the three months ended June 30, 2004 and 2003, this interest income totaled
         $14 million and $12 million, respectively. For the six months ended June 30, 2004 and 2003, this interest income totaled $26 million and $24 million, respectively.
      o The incremental income taxes Electric Delivery will pay on the increased delivery fees to be charged to Electric Delivery's customers related to the securitization bonds will be reimbursed by Energy. Therefore, at June 30, 2004 and December 31, 2003, Electric Delivery's financial statements reflect a receivable of $437 million from Energy that will be extinguished as Electric Delivery pays the related income taxes.
      o For the three and six months ended June 30, 2003, the principal payments received on the note receivable from Energy related to the excess mitigation credit, which ceased at the end of 2003, totaled $47 million and $99 million, respectively, and the interest income totaled $2 million and $5 million, respectively.
      o Average daily short-term advances from affiliates for the three months ended June 30, 2004 and 2003 were $63 million and $142 million, respectively, and the weighted average interest rate for the respective periods was 2.85% and 3.07%. Average daily short-term advances from affiliates for the six months ended June 30, 2004 and 2003 were $49 million and $136 million, respectively, and the weighted average interest rate for the respective periods was 2.85% and 2.70%. Interest expense incurred on the advances for the three months ended June 30, 2004 and 2003 was approximately $451 thousand and $1 million, respectively, and for the six months ended June 30, 2004 and 2003 was $1 million and $2 million, respectively.
      o TXU Business Services charges Electric Delivery for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For the three months ended June 30, 2004 and 2003, these costs totaled $41 million and $27 million and are reported in operation and maintenance expenses. For the six months ended June 30, 2004 and 2003, these costs totaled $69 million and $55 million.
      o Electric Delivery charges TXU Gas for meter reading and certain customer and administrative services at cost. For the three months ended June 30, 2004 and 2003, these charges totaled $5 million and $7 million, respectively, and are largely reported as a reduction in operation and maintenance expenses. For the six months ended June 30, 2004 and 2003, these charges totaled $10 million and $15 million, respectively.
      o Electric Delivery has recorded a regulatory asset and a corresponding noncurrent affiliate payable to Energy for the Asset Retirement Obligation (ARO) pursuant to SFAS 143, related to the retirement and decommissioning of nuclear generation plant assets. Periodically, regulatory proceedings are conducted to review any over or under-recovered decommissioning costs for the purpose of adjusting Electric Delivery's distribution rates. As of June 30, 2004, the balance of the ARO nuclear regulatory asset was $37 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



TXU Electric Delivery Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Electric Delivery Company and subsidiaries (Company) as of June 30, 2004, and the related condensed statements of consolidated income and of comprehensive income for the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed statements of consolidated cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2003, and the related statements of consolidated income, comprehensive income, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report dated March 11, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP


Dallas, Texas
August 12, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      Electric Delivery, formerly Oncor Electric Delivery Company, is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A majority of Electric Delivery's revenues represented fees for delivery services provided to Energy, also a subsidiary of US Holdings. For the three and six months ended June 30, 2004, such affiliated revenues represented 64% and 65%, respectively, of Electric Delivery's revenues. Electric Delivery is managed as an integrated business; consequently, there are no separate reportable business segments.

      Issuance of Securitization Bonds -- Electric Delivery issued the remaining $790 million in securitization bonds on June 7, 2004 under a financing order issued by the Commission and recorded an extraordinary gain of approximately $16 million after-tax. The gain arose because of an increase in the carrying value of the regulatory asset subject to securitization due to the effect of higher interest rates on the bonds and therefore increased amounts to be recovered from REPs through delivery fee surcharges to service the bonds.

      Strategic Initiatives and Other Actions - As previously reported, on February 23, 2004, C. John Wilder was named president and chief executive of TXU Corp. Mr. Wilder was formerly executive vice president and chief financial officer of Entergy Corporation. Mr. Wilder has been reviewing the operations of TXU Corp. and has formulated certain strategic initiatives and continues to develop others. Areas being reviewed that impact Electric Delivery include cost structure, including organizational alignments and headcount and non-core business activities.

      Capgemini Energy Agreement
      --------------------------

      On May 17, 2004, Electric Delivery entered into a services agreement with a subsidiary of Cap Gemini North America Inc., Capgemini Energy LP (Capgemini), a new company initially providing business process support services to TXU Corp. and subsidiaries and immediately implementing a plan to offer similar services to other utility companies. Under the ten-year agreement, over 2,500 TUX Corp. employees (including over 200 from Electric Delivery) transferred to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee include information technology, customer call center, billing, human resources, supply chain and certain accounting activities. Electric Delivery expects that the Capgemini arrangement will result in significant cost savings and improved service levels.

      As part of the agreements, TXU Corp. provided Capgemini a royalty-free right, under an asset license arrangement, to use Electric Delivery's information technology assets, consisting primarily of capitalized software. A portion of the software was in development and had not yet been placed in service by Electric Delivery and as a result of outsourcing its information technology activities, Electric Delivery no longer intends to develop the majority of these projects and from Electric Delivery's perspective the software is abandoned. The agreements with Capgemini do not require that any software in development be completed and placed in service. Consequently, the previously capitalized balance for these software projects was written off in the second quarter of 2004, resulting in a charge of $1 million (after-tax), reported in other deductions. The remaining assets, totaling $58 million, were transferred to a subsidiary of TXU Corp., at book value, which subsidiary holds the investment in Capgemini, in exchange for an interest in that subsidiary, which such interest is accounted for by Electric Delivery on the equity method.

      Also as part of the services agreements, TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former Electric Delivery employees terminated within 18 months of their transfer to Capgemini. Accordingly, Electric Delivery recorded an $11 million ($7 million after-tax) charge for severance expense, in the second quarter of 2004, which represents a reasonable estimate of the indemnity and is reported in other deductions. The charge consists primarily of an allocation of severance related to TXU Business Services employees. In addition, TXU Corp. committed to pay up to $25 million for costs associated with transitioning the outsourced activities to Capgemini. The transition costs applicable to Electric Delivery are expected to be recorded during the remainder of 2004.

      Organizational Realignment and Headcount reductions
      ---------------------------------------------------

      During the second quarter of 2004, TXU Corp. completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, TXU Corp. completed a self-nomination severance program and finalized a plan for additional headcount reductions under an involuntary severance program. Accordingly, in the second quarter of 2004, Electric Delivery recorded severance charges totaling $7 million ($5 million after-tax), reported in other deductions. The charge consists primarily of an allocation of termination-related costs associated with TXU Business Services employees. Additionally, Electric Delivery recorded $7 million of employee severance costs as a regulatory asset.

RESULTS OF OPERATIONS

      All dollar amounts in Management's Discussion and Analysis of Financial Condition and Results of Operations and the tables therein are stated in millions of US dollars unless otherwise indicated.

      Electric Delivery is managed as an integrated business; consequently, there are no separate reportable business segments.

Operating Data
---------------
                                                                                   Three Months Ended         Six Months Ended
                                                                                         June 30,                  June 30,
                                                                                  ---------------------      ------------------
                                                                                   2004          2003        2004        2003
                                                                                  ------        ------      ------      ------
Operating statistics - volumes:
Electric energy delivered (GWh)...............................................    24,900         24,378      48,531      48,286

Reliability statistics:
System Average Interruption Duration Index (SAIDI) (non-storm)(a).............                                81.58       75.47
System Average Interruption Frequency Index (SAIFI)(non-storm) (a)............                                 1.16        1.24
Customer Average Interruption Duration Index (CAIDI)(non-storm) (a)...........                                70.35       60.96

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)(b)....                                2,954       2,909

Operating revenues (millions of dollars):
Electricity transmission and distribution:
     Affiliated (Energy)......................................................   $   332        $   349     $   681     $   726
     Non-affiliated...........................................................       186            137         360         266
                                                                                 -------        -------     -------     -------
       Total operating revenues...............................................   $   518        $   486     $ 1,041     $   992
                                                                                 =======        =======     =======     =======

---------------
(a) SAIDI is the average number of total electric service outage minutes per customer in the past year. SAIFI is the average number of electric service interruptions per customer in the past year. CAIDI is the average number of electric service outage minutes per interruption in the past year.
(b) Includes lighting sites, principally guard lights, for which Energy is the REP but are not included in Energy's customer count. Such sites totaled 98,292 and 103,554 at June 30, 2004 and 2003, respectively.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003
-----------------------------------------------------------------------------

      Operating revenues increased $32 million, or 7%, to $518 million in 2004. Higher tariffs provided $26 million of this increase, reflecting delivery fee surcharges associated with the issuance of securitization bonds in August 2003 ($14 million), transmission rate increases approved in late 2003 and 2004 ($7 million) and an increase in distribution tariffs to recover higher transmission costs ($5 million). A 2% increase in electricity volumes delivered in 2004 resulted in a $3 million increase in revenue, reflecting customer growth of 1.5%. Delivery fee surcharges associated with the second issuance of securitization bonds in June 2004 were billed to customers starting on July 1, 2004. The estimated impact of these additional surcharges for the remainder of 2004 is an increase to revenues of $44 million with an offsetting increase to amortization expense for the same amount.

      Operation and maintenance cost increased $10 million, or 5%, to $200 million in 2004. The increase reflects a $2 million increase in third-party transmission costs, a $2 million increase in metering-related costs and a $3 million increase in deferred incentive compensation expense due primarily to a higher TXU Corp. common stock price.

      An unusual level of storm activity in the second quarter of 2004 resulted in approximately $25 million in damage repairs and replacements, to be recorded primarily as a regulatory asset for repairs, with a portion related to replacements expected to be recorded as electric utility plant.

      Depreciation and amortization increased $15 million, or 22%, to $83 million, primarily due to $14 million in higher amortization of regulatory assets associated with the issuance of the securitization bonds (offsetting the same amount of revenue increase).

      Other deductions of $20 million in 2004 consist principally of severance-related charges in connection with the Capgemini outsourcing transaction discussed above under "Strategic Initiatives and Other Actions."

      Interest income decreased by $1 million, or 7%, to $13 million in 2004 driven by a decrease in interest income from Energy related to the excess mitigation credit that ceased at the end of 2003.

      Interest expense and related charges decreased $4 million, or 5%, to $70 million in 2004. The decrease reflected a $5 million impact of lower average interest rates and $3 million less interest paid to REPs in 2003 related to the excess mitigation credit that ceased at the end of 2003, partially offset by a $5 million impact of higher average borrowings.

      Income tax expense was $21 million in 2004 (including $22 million related to operating income and $1 million benefit related to nonoperating expense), representing an effective tax rate of 30.9% in 2004, which was comparable to the 30.7% effective rate in 2003.

      Income before extraordinary gain decreased $5 million, or 10%, to $47 million in 2004, primarily reflecting the other deductions and higher depreciation and amortization expense and operation and maintenance expenses, partially offset by higher revenues. Net pension and postretirement benefit costs reduced income before extraordinary gain by $4 million in both 2004 and 2003.

      An extraordinary gain of $16 million (net of tax of $9 million) in 2004 represents an increase in the carrying value of regulatory assets subject to securitization. The second and final tranche of the securitization bonds was issued in June 2004. The increase in the related regulatory asset is due to the effect of higher interest rates on the bonds and therefore increased amounts to be recovered from REPs through delivery fee surcharges to service the bonds.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
-------------------------------------------------------------------------

      Operating revenues increased $49 million, or 5%, to $1.0 billion in 2004. Higher tariffs provided a $54 million increase, reflecting delivery fee surcharges associated with the issuance of securitization bonds in August 2003 ($28 million), transmission rate increases approved in late 2003 and 2004 ($16 million) and an increase in distribution tariffs to recover higher transmission costs ($11 million). Delivery fee surcharges associated with the second issuance of securitization bonds in June 2004 were billed to customers starting on July 1, 2004. The estimated impact of these additional surcharges for the remainder of 2004 is an increase to revenues of $44 million with an offsetting increase to amortization expense for the same amount. Revenue growth also included $6 million in increased disconnect/reconnect fees, reflecting disconnections initiated by REPs on uncollected accounts and increased consumer switching due to competitive activity. Revenue growth was partially offset by an estimated $11 million effect of lower residential consumption because of milder weather, usage efficiencies and other factors.

      Operation and maintenance cost increased $11 million, or 3%, to $389 million in 2004. The increase reflects a $4 million increase in metering-related costs associated with the increased disconnect/reconnect activity, a $4 million increase in deferred incentive compensation expense due primarily to a higher TXU Corp. common stock price and a $3 million increase in third-party transmission costs.

      Depreciation and amortization increased $33 million, or 24%, to $170 million, driven by $28 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase).

      Interest income declined $4 million to $25 million in 2004 driven by a decrease in interest income from Energy related to the excess mitigation credit that ceased at the end of 2003.

      Other deductions of $21 million in 2004 consist principally of severance-related charges in connection with the Capgemini outsourcing transaction discussed above under "Strategic Initiatives and Other Matters."

      Interest expense and related charges decreased $14 million, or 9%, to $141 million in 2004. The decrease reflected an $11 million impact of lower interest rates and $5 million in interest paid to REPs in 2003 related to the excess mitigation credit that ceased at the end of 2003, partially offset by a $2 million impact of higher average borrowings.

      Income tax expense was $52 million in 2004 (including $50 million related to operating income and $2 million related to nonoperating income), representing an effective tax rate of 31.5% in 2004, which was lower than the 32.3% effective rate in 2003. The decrease primarily reflected the effect of a non-taxable Medicare subsidy in 2004 ($2.2 million for the six months ended June 30, 2004) related to postretirement benefit expense.

      Income before extraordinary gain was $113 million in both 2004 and 2003, primarily reflecting the other deductions and higher depreciation and amortization expenses and operation and maintenance expenses, offset by lower interest expense and higher revenues. Net pension and postretirement benefit costs reduced income before extraordinary gain by $8 million in 2004 and $9 million in 2003.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      Cash Flows -- Cash flows provided by operating activities for the six months ended June 30, 2004 were $202 million, compared to $117 million for the six months ended June 30, 2003. The improved cash flow performance of $85 million was driven by the absence of the excess mitigation credit to REPs that ceased at the end of 2003. The benefit was offset in financing activities due to the absence of collections on a related note receivable from Energy.

      Cash flows provided by financing activities were $207 million in 2004, compared to $87 million in 2003. Net issuances of debt totaled $657 in 2004 compared to net repayments of debt totaling $162 million in 2003. Electric Delivery repurchased $450 million of common stock from its parent in 2004 compared to $100 million in 2003. In 2003 Electric Delivery received a $250 million capital contribution from its parent and $99 million in collections on a note receivable from Energy related to the excess mitigation credit.

      Cash flows used in investing activities, which consisted primarily of capital expenditures, totaled $272 million and $239 million for the six months ended June 30, 2004 and 2003, respectively. The increase reflected $13 million in higher removal costs on property retirements and $12 million in higher restricted cash balances related to the transition charge collections.

Financing Activities
--------------------

      Over the next twelve months, Electric Delivery will need to fund ongoing working capital requirements and maturities of debt. Electric Delivery has funded or intends to fund these requirements through cash on hand, cash flows from operations, short-term credit facilities and the issuance of long-term debt or other securities.

      Long-term Debt Activity -- During the six months ended June 30, 2004, Electric Delivery issued $790 million in securitization bonds and made scheduled principal payments of $100 million on its 8 1/4% First Mortgage Bonds and $8 million on its 2.26% Fixed Series 2003 Bond. Electric Delivery used the proceeds to retire, subsequent to June 30, 2004, two series of mortgage bonds with an aggregate principal amount of $393 million due in 2025 and repurchase shares of common stock from its parent for $375 million.

      The mortgage of Electric Delivery restricts its payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of TXU Corp. and its subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At June 30, 2004, there were no restrictions on the payment of dividends under these provisions.

      Equity -- Electric Delivery's cash distributions may take the legal form of common stock share repurchases or the payment of dividends on outstanding shares of its common stock. The form of the distributions is primarily determined by current and forecasted levels of retained earnings as well as state tax implications. The common stock share repurchases made subsequent to January 1, 2002, are cash distributions to US Holdings that for financial reporting purposes have been recorded as a return of capital. Any future cash distributions to US Holdings will be reported (i) as a return of capital if made through repurchases or (ii) as a dividend if so declared by the board of directors. Any future common stock share repurchases will reduce the amount of Electric Delivery's equity, but will not change US Holdings' 100% ownership of Electric Delivery.

      Capitalization -- The capitalization of Electric Delivery at June 30, 2004, consisted of 65.1% long-term debt, less current maturities, and 34.9% shareholder's equity.

      Credit Facilities -- Electric Delivery has joint credit facilities (with Energy) that allows for aggregate borrowings up to $2.5 billion. These facilities expire in 2005 through 2009 and can be used for working capital and general corporate purposes. At June 30, 2004, $675 million had been borrowed under these facilities by Energy. In July 2004, advances from TXU Corp. were used to repay the $675 million borrowings. In addition, TXU Corp. had credit facilities totaling $700 million and $500 million that expire in 2005 and 2008, respectively. At June 30, 2004, $35 million of these two facilities was unused. In July 2004 borrowings under the $700 million credit facility were repaid, and it was subsequently terminated. Electric Delivery expects that, to the extent capacity is available, TXU Corp.'s remaining credit facility will be made available to it for borrowings, letters of credit and other purposes. See Note 2 to Financial Statements for details of all of these arrangements.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to Electric Delivery under the program at June 30, 2004 and December 31, 2003 totaled $50 million and $44 million, respectively. See Note 2 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

      Restricted Cash -- At June 30, 2004, TXU Electric Delivery Transition Bond Company LLC had $23 million of restricted cash, representing collections from customers that secure its securitization bonds and may be used only to service its debt and pay its expenses. Restricted cash reported in investments on the balance sheet as June 30, 2004 included $10 million related to payment of fees and $4 million to serve as collateral for debt service associated with the securitization bonds.

      Credit Ratings of TXU Corp. and its Subsidiaries-- The current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:


                            TXU Corp.       US Holdings      Electric Delivery  Electric Delivery       Energy
                     ------------------  ------------------  -----------------  -----------------  ----------------
                     (Senior Unsecured)  (Senior Unsecured)     (Secured)        (Unsecured)      (Senior Unsecured)
S&P...............           BBB-               BBB-               BBB               BBB-               BBB
Moody's...........           Ba1                Baa3               Baa1              Baa2               Baa2
Fitch.............           BBB-               BBB-               BBB+              BBB                BBB

      Moody's and Fitch currently maintain a stable outlook for TXU Corp., US Holdings, Energy and Electric Delivery. S&P currently maintains a negative outlook for each such entity.

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

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of Electric Delivery contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholder's equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. As of June 30, 2004, Electric Delivery was in compliance with all such applicable covenants.

Cross Default Provisions
------------------------

      Certain financing arrangements of Electric Delivery and its subsidiary contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

      A default by Energy or Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default for such party under the $2.5 billion joint credit facilities expiring in June 2005, 2007 and 2009. Under these credit facilities, a default by Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to Energy but not as to Electric Delivery. Also, under this credit facility, a default by Electric Delivery or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to Electric Delivery but not as to Energy.

      A default by TXU Corp. on indebtedness with a principal amount in excess of $50 million would result in a cross default under its $500 million five-year revolving credit facility expiring August 2008, which facility is also made available to Electric Delivery.

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

      Electric Delivery has other arrangements, including interest rate swap agreements and leases with cross default provisions, the triggering of which would not result in a significant effect on liquidity.

      Long-term Contractual Obligations and Commitments -- The table below reflects updates of amounts presented in the 2003 Form 10-K to reflect the obligation under the business services outsourcing agreement with Capgemini and the repayment of debt and other instruments as discussed in Note 1 to Financial Statements.


Contractual  Cash Obligations
-----------------------------                                             One to   Three to        More
                                                           Less Than      Three     Five         Than Five
                                                            One Year      Years     Years         Years
                                                            --------      -----     -----         -----
Long-term debt -principal and interest.........               $  486     $  849     $  939      $7,143
Business services outsourcing obligations......                   82        124        124         311

      There have been no other significant changes in contractual cash obligations of Electric Delivery, since December 31, 2003 as disclosed in the 2003 Form 10-K.

OFF BALANCE SHEET ARRANGEMENTS

      See discussion above under Sale of Receivables and in Note 2 to Financial Statements.

COMMITMENTS AND CONTINGENCIES

      See Note 4 to Financial Statements for details of contingencies, including guarantees.

REGULATION AND RATES

      Transmission Rates -- In March 2004, Electric Delivery filed an annual request for interim update of its wholesale transmission rate. Electric Delivery requested a total annualized revenue increase of $14 million. Approximately $8.5 million of this increase would be recovered through transmission rates charged to wholesale customers, with the remaining $5.5 million to be recovered from REPs through the retail transmission cost recovery factor (TCRF) of Electric Delivery's retail delivery rate. Electric Delivery's new wholesale transmission rate was approved by the Commission and became effective on April 15, 2004.

      In March 2004, the Commission approved an estimated annualized increase of $9 million in the TCRF component of Electric Delivery's distribution rates charged to REPs. The effect of Electric Delivery's wholesale transmission rate increase described in the preceding paragraph will be included in Electric Delivery's September 2004 TCRF update. On July 26, 2004, Electric Delivery filed a second request with the Commission to increase the TCRF component of its retail delivery rates charged to REPs. The request, as proposed, will increase annual revenues by an estimated $29.5 million. Electric Delivery anticipates that this proposed increase will be implemented September 1, 2004.

     Other Commission Matters - On May 27, 2004, the Commission opened an investigation to gather information regarding Electric Delivery's and its affiliates' compliance with the Commission's affiliate code of conduct rules. Energy's conversations with the Commission indicate that this investigation was prompted in large part by the utility's change in its legal corporate name from Oncor Electric Delivery Company back to TXU Electric Delivery Company. Those discussions indicate a reasonable expectation that the Commission will focus its investigation on Energy's implementation of a disclaimer rule that requires Energy to place a disclaimer in certain advertisements and on business cards to explain the distinction between Energy and Electric Delivery.

     Electric Delivery filed formal notice of its name change at the Commission on June 1, 2004, by filing for approval re-issued tariffs that display the new company name but are in all other respects identical to the pre-existing tariffs. The Commission's Policy Development Division has issued an order indicating that the re-issued tariff is to be administratively approved in August. Two groups of competitive retailers appealed that order to the Commission and in early August the Commissioners declined to consider the appeal. The Commission staff on August 6, 2004, recommended approval of the re-issued tariffs, subject to Electric Delivery running public service announcements to explain the distinction between TXU Electric Delivery Company and TXU Energy Company LLC. Therefore, on August 9, 2004, the Commission Policy Development Division approved the re-issued tariffs and ordered Electric Delivery to also educate the public on the difference between Electric Delivery and its competitive affiliates.

     The city of Denison, acting in its role as a regulatory authority, initiated an inquiry on August 2, 2004 to determine if the rates of Electric Delivery, which have been established by the Commission, are just and reasonable. Certain other cities within the historical service territory are considering similar requests. Electric Delivery expects to file information responsive to the inquiry by the end of 2004, with city actions, if any, to take place in 2005. It is too early to determine whether these inquiries will have any material effect on Electric Delivery's rates. Electric Delivery has the right to appeal any city action to the Commission.

     On August 4, 2004, Rusk County Electric Cooperative filed a complaint at the Commission, alleging that Energy and Electric Delivery have been violating applicable laws by providing electric service to certain TXU Mining facilities that the cooperative asserts may be lawfully served only by the Cooperative. Energy and Electric Delivery believe that their actions have been and continue to be lawful, and will vigorously defend themselves against the cooperative's complaint.

     Summary -- Although Electric Delivery cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

CHANGES IN ACCOUNTING STANDARDS

      See Note 1 to Financial Statements for a discussion of changes in accounting standards.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      The following risk factors are being presented in consideration of industry practice with respect to disclosure of such information in filings under the Securities Exchange Act of 1934, as amended.

      Some important factors, in addition to others specifically addressed in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, that could have a material impact on Electric Delivery's operations, financial results and financial condition, and could cause Electric Delivery's actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

      Electric Delivery is subject to changes in laws or regulations, including the Texas Public Utility Regulatory Act, as amended, the Federal Power Act, as amended, the Clean Air Act, as amended, and the Public Utility Holding Company Act of 1935, as amended, changing governmental policies and regulatory actions, including those of the Commission, the EPA and the FERC, with respect to matters including, but not limited to, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities and return on invested capital.

      Existing laws and regulations governing the market structure in Texas could be reconsidered, revised or reinterpreted, or new laws or regulations could be adopted.

      Electric Delivery's rates are regulated by the Commission and are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Electric Delivery's rates are regulated by the Commission based on an analysis of Electric Delivery's costs, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of Electric Delivery's costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of Electric Delivery's costs and the return on invested capital allowed by the Commission.

      A portion of Electric Delivery's revenues is derived from rates that Electric Delivery collects from each REP based on the amount of electricity Electric Delivery distributes on behalf of each such REP. Thus, Electric Delivery's revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage. In addition, the operation of electricity transmission and distribution facilities involves many risks, including breakdown or failure of equipment and transmission lines, lack of sufficient capital to maintain the facilities, the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses. Natural disasters, war, terrorist acts and other catastrophic events may impact Electric Delivery's operations in adverse ways, including disruption of power production and energy delivery activities, declines in customer demand, cost increases and instability in the financial markets. Electric Delivery's ability to obtain insurance, and the cost of and coverage provided by such insurance could be affected by events outside its control.

      Electric Delivery's revenues from the distribution of electricity are collected from approximately 46 retail electric providers, including Energy, that sell the electricity Electric Delivery distributes to these retail electric providers' customers. Electric Delivery depends on these retail electric providers to timely remit these revenues to Electric Delivery. Electric Delivery could experience delays or defaults in payment from these retail electric providers. Energy represents approximately 65% of Electric Delivery's revenue base.

      In addition to revenues, Electric Delivery is owed other significant amounts from Energy. The incremental income taxes Electric Delivery will pay on the increased delivery fees to be charged to Electric Delivery's customers related to the aggregate issuance of approximately $1.3 billion in securitization bonds will be reimbursed by Energy. Therefore, Electric Delivery's financial statements reflect a $437 million receivable from Energy that will be extinguished as Electric Delivery pays the related income taxes.

      The continuous process of technological development may result in the introduction to retail customers of economically attractive alternatives to purchasing electricity through Electric Delivery's distribution facilities. While not generally competitive now, manufacturers of self-generation facilities continue to develop smaller-scale, more fuel-efficient generating units that can be cost-effective options for certain customers.

      TXU Corp. and US Holdings are not obligated to provide any loans, further equity contributions or other funding to Electric Delivery. Electric Delivery must compete with all of TXU Corp.'s and US Holdings' other subsidiaries for capital and other resources. While, as a member of the TXU corporate group, Electric Delivery operates within policies, including dividend policies, established by TXU Corp. that impact the liquidity of Electric Delivery, the regulation of Electric Delivery's rates provides economic disincentives to any significant reduction of Electric Delivery's equity capitalization and prohibits cross-subsidization of other TXU Corp. group members by Electric Delivery.

      The lack of necessary capital and cash reserves may adversely impact Electric Delivery's growth plans, its ability to raise additional debt and the evaluation of its creditworthiness by rating agencies.

      Electric Delivery's ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables. If Electric Delivery's efforts to complete capital improvements are unsuccessful, Electric Delivery could be subject to additional costs and/or the write-off of its investment in the project or improvement.

      The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact Electric Delivery's ability to sustain and grow its businesses, which are capital intensive, and would likely increase its capital costs. Electric Delivery relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. Electric Delivery's access to the financial markets could be adversely impacted by various factors, such as:

      o changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;
      o  inability to access commercial paper markets;
      o a deterioration of Electric Delivery's credit or a reduction in Electric Delivery's credit ratings or the credit ratings of TXU Corp. or its other subsidiaries;
      o a material breakdown in Electric Delivery's risk management procedures; and
      o the occurrence of material adverse changes in Electric Delivery's business that restrict Electric Delivery's ability to access its liquidity facilities.

      As a result of the energy crisis in California during 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by Enron Corporation, accounting irregularities of public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and non-regulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Accounting irregularities at certain companies in the industry have caused regulators and legislators to review current accounting practices and financial disclosures. The capital markets and ratings agencies also have increased their level of scrutiny. Additionally, allegations against various energy trading companies of "round trip" or "wash" transactions, which involve the simultaneous buying and selling of the same amount of power at the same price and delivery location and provide no true economic benefit, power market manipulation and inaccurate power and commodity price reporting have had a negative effect on the industry. Electric Delivery believes that it is complying with all applicable laws, but it is difficult or impossible to predict or control what effect these events may have on Electric Delivery's financial condition or access to the capital markets. Additionally, it is unclear what laws and regulations may develop, and Electric Delivery cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or its operations specifically. Any such new accounting standards could negatively impact reported financial results.

      The issues and associated risks and uncertainties described above are not the only ones Electric Delivery may face. Additional issues may arise or become material as the energy industry evolves.

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by Electric Delivery and its subsidiaries (collectively, Electric Delivery) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although Electric Delivery believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" and factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Electric Delivery's 2003 Form 10-K, that could cause the actual results of Electric Delivery to differ materially from those projected in such forward-looking statements.

      Any forward-looking statement speaks only as of the date on which it is made, and Electric Delivery undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for Electric Delivery to predict all of them; nor can Electric Delivery assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Except as presented below, the information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 2003 Form 10-K and is therefore not presented herein.

INTEREST RATE RISK

      See Note 2 to Financial Statements for a discussion of the issuance and retirement of debt since December 31, 2003.

CREDIT RISK

      Credit risk relates to the risk of loss that Electric Delivery may incur as a result of non-performance by its counterparties. Electric Delivery's customers consist primarily of REPs. As a requisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the Commission. REP certificates granted by the Commission are subject to suspension and revocation for significant violation of PURA and Commission rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs adopted by the Commission. Since most of the transmission and distribution services provided and invoiced by Electric Delivery are to its affiliated REP, Energy, a material loss to Electric Delivery arising from nonperformance by its customers is considered unlikely.

      Electric Delivery's exposure to credit risk as of June 30, 2004 primarily represents trade accounts receivable from unaffiliated customers of $72 million. Electric Delivery has two customers, each with a balance of $10 million, each of which represented greater than 10% of this amount at June 30, 2004. Both customers are non-investment grade quality; however, the customers have consistently performed their obligations in accordance with their agreements.

ITEM 4.  CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of Electric Delivery's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. This evaluation took into consideration the strategic initiatives described in Note 1 to Financial Statements. Based on the evaluation performed, Electric Delivery's management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in Electric Delivery's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Electric Delivery's internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits provided as part of Part II are:

                 Previously Filed*
                   With File            As
Exhibits            Number           Exhibit
--------           -------           -------
3(i)            Articles of Incorporation.

3(a)                                               --   Composite Articles of Incorporation.

3(ii)           By-laws

3(b)                                               --   Amended and Restate Bylaws of TXU Electric Delivery Company,
                                                        dated and effective as of May 31, 2004.

(4)            Instruments Defining the Rights of Security Holders.

4              333-91935              4            --    Series  2004-1  Supplement,  dated  as of June  7,  2004
               Form 8-K                                  (related  to  TXU  Electric  Delivery   Transition  Bond
               (filed June 14, 2004)                     Company LLC).

(10)           Material Contracts.

10(a)          1-2833                 10(a)        --    $2,500,000,000  Revolving  Credit  Agreement dated as of
               Form 8-K                                  June 24,  2004,  among TXU  Energy  Company  LLC and TXU
               (filed July 1, 2004)                      Electric  Delivery   Company,   the  Lenders  listed  in
                                                         Schedule 2.01 thereto, JPMorgan Chase Bank as
                                                         Administrative Agent and the other parties named therein.

10(b)          1-2833                 10(l)        --    Master  Framework  Agreement  dated May 17,  2004 by and
               Form 10-Q                                 between  Oncor  Electric   Delivery   Company  (now  TXU
               (filed August 6,                          Electric Delivery Company) and Capgemini Energy LP.
               2004)

10(c)          333-91935              10(a)        --    Series  2004-1  Transition  Property  Purchase  and Sale
               Form 8-K                                  Agreement,  dated  as of June 7,  2004  (related  to TXU
               (filed June 14, 2004)                     Electric Delivery Transition Bond Company LLC).

10(d)          333-91935              10(b)        --    Series 2004-1 Transition  Property Servicing  Agreement,
               Form 8-K                                  dated  as of  June  7,  2004  (related  to TXU  Electric
               (filed June 14, 2004)                     Delivery Transition Bond Company LLC).

(31)           Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)                                              --    Certification of Tom Baker,  Chairman of the Board and
                                                         Chief Executive of TXU Electric Delivery Company, pursuant to Rule 13a - 14(a)/15d - 14(a) of the  Securities Exchange
                                                         Act of 1934,  as  adopted   pursuant  to  Section 302 of
                                                         the Sarbanes-Oxley Act of 2002.

31(b)                                              --    Certification  of Kirk R.  Oliver, Executive Vice President
                                                         and Chief Financial Officer of TXU Electric  Delivery Company,
                                                         pursuant to Rule 13a - 14(a)/15d - 14(a) of the Securities
                                                         Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)           Section 1350 Certifications.

32(a)                                              --    Certification of Tom Baker, Chairman of the Board and Chief
                                                         Executive of TXU Electric Delivery Company, pursuant to 18
                                                         U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                                                         Sarbanes-Oxley Act of 2002.


            (a)      Exhibits provided as part of Part II are:

                 Previously Filed*
                   With File            As
Exhibits            Number           Exhibit
--------           -------           -------

32(b)                                              --    Certification  of Kirk R. Oliver, Executive Vice President
                                                         and Chief Financial Officer of TXU Electric Delivery Company,
                                                         pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                                         Section 906 of the Sarbanes-Oxley Act of 2002.

(99)           Additional Exhibits.

99                                                 --    Condensed  Statements  of  Consolidated  Income - Twelve
                                                         Months Ended June 30, 2004

-----------------
*        Incorporated herein by reference.

               (b)      Reports on Form 8-K furnished or filed since March 31, 2003:

               Date of Report                     Item Reported
               --------------                     -------------
               May 19, 2004                       Item 5             Other Events and Regulation FD Disclosure
                                                  Item 7             Financial Statements and Exhibits

               May 24, 2004                       Item 5             Other Events and Regulation FD Disclosure
                                                  Item 9             Regulation FD Disclosure

               June 14, 2004                      Item 5             Other Events and Regulation FD Disclosure
                                                  Item 7             Financial Statements and Exhibits

               July 1, 2004                       Item 5             Other Events and Regulation FD Disclosure

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                               TXU ELECTRIC DELIVERY COMPANY




                                          By      /s/  Scott Longhurst
                                               -------------------------------
                                         Name:    Scott Longhurst
                                         Title:   Senior Vice President and
                                                  Principal Accounting Officer




Date:  August 12, 2004