Form 10-Q
period 2004-09-30
TXU ELECTRIC DELIVERY CO
filed 2004-11-12
CIK 1193311

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             _____________________


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                    -- OR --

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                              _____________________


                        Commission File Number 333-100240


                          TXU Electric Delivery Company
                   (Formerly Oncor Electric Delivery Company)
             (Exact Name of Registrant as Specified in its Charter)


              Texas                                      75-2967830
    (State of Incorporation)               (I.R.S. Employer Identification No.)



   500 N. Akard Street, Dallas, TX  75201             (214) 486-2000
 (Address of Principal Executive Offices)     (Registrant's Telephone Number)
 (Zip Code)
                              _____________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                              ---    ----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes       No X
                                                     ----   ----

Common Stock outstanding at November 11, 2004: 48,864,775 shares, without par value

TXU Electric Delivery Company meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

===============================================================================

TABLE OF CONTENTS
---------------------------------------------------------------------------------------------------------------

                                                                                                            Page
                                                                                                            ----

Glossary...........................................................................................           ii

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


         Condensed Statements of Consolidated Income and Comprehensive Income--
         Three and Nine Months Ended September 30, 2004 and 2003....................................           1

         Condensed Statements of Consolidated Cash Flows --
         Nine Months Ended September 30, 2004 and 2003..............................................           2

         Condensed Consolidated Balance Sheets --
         September 30, 2004 and December 31, 2003...................................................           3

         Notes to Condensed Financial Statements....................................................           4

         Report of Independent Registered Public Accounting Firm....................................          14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................................................          15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................          26

Item 4.  Controls and Procedures....................................................................          27

PART II.  OTHER INFORMATION

Item 6.  Exhibits ..................................................................................          28

SIGNATURE...........................................................................................          29


Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU Electric Delivery Company are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, shortly after they have been filed with the Securities and Exchange Commission. TXU Electric Delivery Company will provide copies of current reports not posted on the website upon request. The information on TXU Corp.'s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q.

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

FERC...........................................     Federal Energy Regulatory Commission

FIN............................................     Financial Accounting Standards Board Interpretation

FIN 46.........................................     FIN No. 46,  "Consolidation of Variable Interest  Entities" --
                                                    An Interpretation of ARB No. 51

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

US Holdings....................................     TXU US Holdings Company, a subsidiary of TXU Corp.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          TXU ELECTRIC DELIVERY COMPANY
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                  Three Months Ended         Nine Months Ended
                                                                    September 30,             September 30,
                                                                 -------------------       -------------------
                                                                  2004         2003         2004         2003
                                                                 ------       ------       ------       ------
                                                                                (millions of dollars)
Operating revenues:
   Affiliated.............................................         $ 417        $ 441       $1,101       $1,167
   Nonaffiliated..........................................           231          172          587          438
                                                                   -----        -----       ------       ------
     Total operating revenues.............................           648          613        1,688        1,605

Operating expenses:
   Operation and maintenance..............................           212          191          600          569
   Depreciation and amortization..........................           116           78          286          215
   Income taxes...........................................            51           60          101          103
   Taxes, other than income...............................            98           94          282          279
                                                                   -----        -----       ------       ------
     Total operating expenses.............................           477          423        1,269        1,166
                                                                   -----        -----       ------       ------
Operating income..........................................           171          190          419          439

Other income and deductions:
   Other income...........................................            --            2            4            6
   Other deductions.......................................             4            1           25            4
   Nonoperating income tax expense........................             5            5            8           16

Interest income ..........................................            16           14           42           43

Interest expense and related charges......................            71           74          212          229
                                                                   -----        -----       ------       ------
Income before extraordinary gain..........................           107          126          220          239

Extraordinary gain, net of tax (Note 1)...................            --           --           16           --
                                                                   -----        -----       ------       ------
Net income................................................         $ 107        $ 126       $  236       $  239
                                                                   =====        =====       ======       ======





                      CONDENSED STATEMENTS OF CONSOLIDATED
                              COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                Three Months Ended          Nine Months Ended
                                                                    September 30,              September 30,
                                                                -------------------        -------------------
                                                                  2004         2003         2004         2003
                                                                 ------       ------       ------       ------
                                                                                (millions of dollars)

Net income................................................         $ 107        $ 126        $ 236        $ 239
Other comprehensive income -
   Cash flow hedge activity, net of tax effect:
     Amounts realized in earnings during the period, net of tax       --           --            1            1
                                                                   -----        -----       ------       ------
     Total................................................            --           --            1            1
                                                                   -----        -----       ------       ------
Comprehensive income......................................         $ 107        $ 126        $ 237        $ 240
                                                                   =====        =====       ======       ======

See Notes to Condensed Financial Statements.

                          TXU ELECTRIC DELIVERY COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                       ---------------------
                                                                                        2004           2003
                                                                                       ------         ------
                                                                                       (millions of dollars)
Cash flows -- operating activities:
     Net income................................................................        $   236        $   239
     Adjustments to reconcile net income to cash provided by operating activities:
         Depreciation and amortization ........................................            286            221
         Deferred income taxes and investment tax credits -- net ..............             45            109
         Extraordinary gain, net of tax........................................            (16)             -
         Net equity loss from unconsolidated affiliate.........................              3              -
         Net gain from sale of assets..........................................             (1)             -
     Changes in operating assets and liabilities...............................           (130)          (220)
                                                                                        ------         ------
       Cash provided by operating activities...................................            423            349

Cash flows -- financing activities:
   Issuance of long-term debt..................................................            790            500
   Retirements/repurchases of debt.............................................           (515)          (676)
   Capital contribution from parent............................................              -            250
   Repurchase of common stock..................................................           (450)          (263)
   Net change in advances from affiliates......................................            (17)           (31)
   Decrease in note receivable from Energy related to a regulatory liability...              -            161
   Redemption deposit applied to debt retirement...............................              -            210
   Debt premium, discount, financing and reacquisition expenses................            (24)           (23)
                                                                                        ------         ------
       Cash provided by (used in) financing activities.........................           (216)           128

Cash flows -- investing activities:
   Capital expenditures........................................................           (391)          (356)
   Other.......................................................................            (35)            (3)
                                                                                        ------         ------
       Cash used in investing activities.......................................           (426)          (359)
                                                                                        ------         ------

Net change in cash and cash equivalents........................................           (219)           118

Cash and cash equivalents -- beginning balance..................................            245             77
                                                                                        -------        -------

Cash and cash equivalents -- ending balance.....................................        $    26        $   195
                                                                                        =======        =======

See Notes to Condensed Financial Statements.

                          TXU ELECTRIC DELIVERY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                  September 30,    December 31,
                                                                                       2004            2003
                                                                                  --------------   ------------
                                                                                      (millions of dollars)
                                     ASSETS

Current assets:
   Cash and cash equivalents..................................................       $      26       $     245
   Restricted cash............................................................              29              12
   Accounts receivable:
      Affiliates (principally Energy).........................................             223             189
      All other ..............................................................              69              58
   Notes or other receivables due from Energy currently.......................              30              13
   Materials and supplies inventories -- at average cost ......................             30              29
   Other current assets.......................................................              56              33
                                                                                     ---------       ---------
      Total current assets....................................................             463             579

Investments...................................................................              67              44
Property, plant and equipment - net...........................................           6,467           6,333
Notes or other receivables due from Energy....................................             407             423
Regulatory assets - net.......................................................           1,922           1,872
Other noncurrent assets.......................................................              97              65
                                                                                     ---------       ---------
      Total assets............................................................       $   9,423       $   9,316
                                                                                     =========       =========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Advances from affiliates...................................................       $       8       $      25
   Long-term debt due currently...............................................             283             243
   Accounts payable - trade...................................................              46              43
   Accrued taxes..............................................................             175             153
   Accrued interest...........................................................              70              88
   Other current liabilities..................................................             119             146
                                                                                     ---------       ---------
      Total current liabilities ..............................................             701             698

Investment tax credits........................................................              64              68
Accumulated deferred income taxes.............................................           1,469           1,432
Other noncurrent liabilities and deferred credits.............................             317             279
Long-term debt, less amounts due currently....................................           4,228           3,983
                                                                                     ---------       ---------
      Total liabilities.......................................................           6,779           6,460
Contingencies (Note 4)

Shareholder's equity (Note 3): Common stock without par value:
      Authorized shares - 100,000,000 shares;
      Outstanding shares:  48,864,775 shares and
        60,112,000 shares.....................................................           2,051           2,501
   Retained earnings..........................................................             616             380
   Accumulated other comprehensive loss.......................................             (23)            (25)
                                                                                     ---------       ---------
      Total shareholder's equity..............................................           2,644           2,856
                                                                                     ---------       ---------
      Total liabilities and shareholder's equity..............................       $   9,423       $   9,316
                                                                                     =========       =========

   See Notes to Condensed Financial Statements.

                          TXU ELECTRIC DELIVERY COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

      Description of Business - Electric Delivery, formerly Oncor Electric Delivery Company, is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A majority of Electric Delivery's revenues represented fees for delivery services provided to Energy, also a subsidiary of US Holdings. For the three and nine months ended September 30, 2004, affiliated revenues represented 64% and 65%, respectively, of Electric Delivery's total revenues and 69% and 72%, respectively of Electric Delivery's revenues billed to REPs. Electric Delivery is managed as an integrated business; consequently there are no separate reportable business segments.

      Strategic Initiatives and Other Actions - Mr. C. John Wilder, who was named president and chief executive of TXU Corp. in February 2004, and senior management have been reviewing the operations of TXU Corp. and have formulated certain strategic initiatives and continue to develop others. As described below, actions taken that impact Electric Delivery relate to TXU Corp.'s cost structure, including organizational alignments and headcount as well as non-core business activities.

      As discussed below, implementation of the strategic initiatives as well as other actions taken to date have resulted in total charges, reported in other deductions, of $1 million in the third quarter of 2004 and $20 million
($13 million after-tax) year-to-date related largely to employee severance.

      Capgemini Energy Agreement
      ---------------------------

      On May 17, 2004, Electric Delivery entered into a services agreement with a subsidiary of Cap Gemini North America Inc., Capgemini Energy LP (Capgemini), a new company initially providing business process support services to TXU Corp., but immediately implementing a plan to offer similar services to other utility companies. Under the ten-year agreement, over 2,500 TXU Corp. employees (including over 200 from Electric Delivery) transferred to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustment for volumes or other factors, include information technology, customer call center, billing and collections, human resources, supply chain and certain accounting activities.

      As part of the agreement, Electric Delivery provided Capgemini a royalty-free right, under an asset license arrangement, to use Electric Delivery's information technology assets, consisting primarily of capitalized software. A portion of the software was in development and had not yet been placed in service by Electric Delivery. As a result of outsourcing its information technology activities, Electric Delivery no longer intends to develop the majority of these projects and from Electric Delivery's perspective the software is abandoned. The agreement with Capgemini do not require that any software in development be completed and placed in service. Consequently, the carrying value of these software projects was written off in the second quarter of 2004, resulting in a charge of $1 million (after-tax), reported in other deductions. The remaining assets, totaling $58 million, were transferred to a subsidiary of TXU Corp. at book value in exchange for an interest in that subsidiary. Such interest is accounted for by Electric Delivery on the equity method, and Electric Delivery recorded equity losses (representing depreciation expense) of $3 million in the third quarter of 2004, reported in other deductions.

      The TXU Corp. subsidiary received a 2.9% limited partnership interest in Capgemini in exchange for the asset license described above. Energy and Electric Delivery have the right to sell (the "put option") their interests in the subsidiary to Cap Gemini America Inc. for $200 million, plus the subsidiary's share of Capgemini's undistributed earnings, upon expiration of the services agreement, or earlier upon the occurrence of certain unexpected events. Cap Gemini North America Inc. has the right to purchase Energy's and Electric Delivery's interests under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million and is being accounted for on the cost method.

      Electric Delivery has recorded the fair value of the put option as a noncurrent asset largely offset by a reduction to the carrying value of the software, in accordance with the accounting principles related to sales and licensing of internally developed software described in AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

      Also as part of the services agreement, TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 18 months of their transfer to Capgemini. Accordingly, Electric Delivery recorded an $11 million ($7 million after-tax) charge for severance expense, in the second quarter of 2004, which represents a reasonable estimate of the indemnity and is reported in other deductions. The charge consists primarily of an allocation of severance related to TXU Business Services employees. The transition costs applicable to Electric Delivery are expected to be largely recorded during the fourth quarter of 2004.

      Organizational Realignment and Headcount Reductions
      ---------------------------------------------------

      During the second quarter of 2004, management completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, TXU Corp. completed a self-nomination severance program and finalized a plan for additional headcount reductions under an involuntary severance program, which has been largely completed. Accordingly, Electric Delivery recorded severance charges totaling $7 million ($5 million after-tax) in the second quarter of 2004 and $1 million in the third quarter of 2004, reported in other deductions. The charges consist primarily of an allocation of termination-related costs associated with TXU Business Services employees. Additionally, Electric Delivery recorded $7 million of employee severance costs as a regulatory asset in the second quarter of 2004.

      Basis of Presentation -- The condensed consolidated financial statements of Electric Delivery, which included the results of operations of TXU Electric Delivery Transition Bond Company LLC, have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2003 Form 10-K. In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2003 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year.

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003. TXU Corp. is accounting for the effects of the Medicare Act in accordance with FASB Staff Position 106-2. For the three and nine months ended September 30, 2004, the effect of adoption of the Medicare Act was a reduction of approximately $3 million and $8 million, respectively, in Electric Delivery's postretirement benefit costs.

      All dollar amounts in the financial statements and tables in the notes are stated in millions of dollars unless otherwise indicated.

      Changes in Accounting Standards -- FIN 46R was issued in December 2003 and replaced FIN 46, which was issued in January 2003. FIN 46R expands and clarifies the guidance originally contained in FIN 46, regarding consolidation of variable interest entities. FIN 46R did not impact results of operations or financial position for the first nine months of 2004.

      Extraordinary gain -- An extraordinary gain of $16 million (net of tax of $9 million) in 2004 represents an increase in the carrying value of Electric Delivery's regulatory asset subject to securitization. The second and final tranche of the securitization bonds was issued in June 2004. The increase in the related regulatory asset, with a carrying value of $1.6 billion, is due to the effect of higher interest rates on the bonds and therefore increased amounts to be recovered from REPs through delivery fee surcharges to service the bonds.

2.    FINANCING ARRANGEMENTS

      Short-term Borrowings -- At September 30, 2004, Electric Delivery had short-term advances from affiliates of $8 million at a weighted average interest rate of 2.77%. At December 31, 2003 Electric Delivery had outstanding short-term advances from affiliates of $25 million at a weighted average interest rate of 2.92%.

      Credit Facilities -- At September 30, 2004, TXU Corp. had credit facilities (some of which provide for long-term borrowings) as follows:

----------------------------------------------------------------------------------------------------------------
                                                                              At September 30, 2004
                                                                  ----------------------------------------------
                                       Maturity     Authorized    Facility  Letters of   Cash
             Facility                   Date        Borrowers      Limit     Credit    Borrowings   Availability
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
                                                 Energy, Electric
364-day Credit Facility             June 2005     Delivery         $  600    $   80       $    -      $   520
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
Three-Year Revolving Credit                      Energy, Electric
Facility                            June 2007      Delivery         1,400         -          565          835
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
Five-Year Revolving Credit
Facility                            August 2008  TXU Corp.            500       429            -           71
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
Five-Year Revolving Credit                       Energy, Electric
Facility                            June 2009      Delivery           500         -            -          500
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
      Total                                                        $3,000    $  509       $  565      $ 1,926
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------

      In June 2004, US Holdings, Energy and Electric Delivery replaced $2.25 billion of credit facilities scheduled to mature in 2005 with $2.5 billion of credit facilities for Energy and Electric Delivery maturing in June 2005, 2007 and 2009. These facilities are used for working capital and general corporate purposes and provide back-up for any future issuances of commercial paper by Energy or Electric Delivery. At September 30, 2004, there was no such commercial paper outstanding.

      TXU Corp.'s $500 million five-year revolving credit facility provides for up to $500 million in letters of credit and/or up to $250 million of loans ($500 million in the aggregate). To the extent capacity is available under this facility, it may be made available to US Holdings, Energy or Electric Delivery for borrowings, letters of credit or other purposes.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). As of September 30, 2004, $71 million of undivided interests in Electric Delivery's accounts receivable had been sold by TXU Receivables Company. Effective June 30, 2004, the program was extended through June 28, 2005. As part of the extension, the maximum amount available under the program was increased from $600 million to $700 million in recognition of seasonal power sales. Additionally, the extension allows for increased availability of funding through a credit ratings-based reduction (based on each originator's credit rating) of customer deposits previously used to reduce the amount of undivided interests that could be sold. Undivided interests will now be reduced by 100% of the customer deposit for a Baa3/BBB-rating; 50% for a Baa2/BBB rating; and zero % for a Baa1/BBB+ and above rating.

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

      The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were approximately $1 million for both the nine-month periods ending September 30, 2004 and 2003, and approximated 1.9% and 2.5% for the first nine months of 2004 and 2003, respectively, of the average funding under the program on an annualized basis. These fees represent the net incremental costs of the program to Electric Delivery and are reported in operation and maintenance expenses.

      The September 30, 2004 balance sheet reflects $112 million face amount of trade accounts receivable reduced by $71 million of undivided interests sold by TXU Receivables Company. Funding under the program increased $27 million for the nine months ended September 30, 2004. Funding under the program for the nine months ended September 30, 2003 increased $23 million. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

      Activities of TXU Receivables Company related to Electric Delivery for the nine months ended September 30, 2004 and 2003 were as follows:

                                                                                           Nine Months
                                                                                       Ended September 30,
                                                                                      ----------------------
                                                                                       2004           2003
                                                                                      ------         ------

Cash collections on accounts receivable......................................         $   462        $  277
Face amount of new receivables purchased.....................................            (492)         (305)
Discount from face amount of purchased receivables...........................               1             1
Program fees paid............................................................              (1)           (1)
Increase in subordinated notes payable.......................................               3             5
                                                                                      -------        ------
     Operating cash flows provided to Electric Delivery under the program....         $   (27)       $  (23)
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

      Long-term Debt -- At September 30, 2004 and December 31, 2003, the long-term debt of Electric Delivery and its consolidated subsidiary consisted of the following:

                                                                                      September 30,   December 31,
                                                                                           2004          2003
                                                                                      -------------   ------------
Electric Delivery
-----------------
    8.250% Fixed First Mortgage Bonds due April 1, 2004..............................    $    --       $   100
    6.250% Fixed First Mortgage Bonds due October 1, 2004............................        121           121
    6.750% Fixed First Mortgage Bonds due July 1, 2005...............................         92            92
    7.625% Fixed First Mortgage Bonds due July 1, 2025...............................         --           215
    7.375% Fixed First Mortgage Bonds due October 1, 2025............................         --           178
    6.375% Fixed Senior Secured Notes due May 1, 2012................................        700           700
    7.000% Fixed Senior Secured Notes due May 1, 2032................................        500           500
    6.375% Fixed Senior Secured Notes due January 15, 2015...........................        500           500
    7.250% Fixed Senior Secured Notes due January 15, 2033...........................        350           350
    5.000% Fixed Debentures due September 1, 2007....................................        200           200
    7.000% Fixed Debentures due September 1, 2022....................................        800           800
    Unamortized discount.............................................................        (19)          (30)
                                                                                         -------        ------
        Sub-total....................................................................      3,244         3,726
                                                                                         -------        -------
TXU Electric Delivery Transition Bond Company LLC (a)
-----------------------------------------------------
    2.260% Fixed Series 2003 Bonds due in bi-annual installments through
     February 15, 2007...............................................................         80           103
    4.030% Fixed Series 2003 Bonds due in bi-annual installments through
     February 15, 2010...............................................................        122           122
    4.950% Fixed Series 2003 Bonds due in bi-annual installments through
     February 15, 2013...............................................................        130           130
    5.420% Fixed Series 2003 Bonds due in bi-annual installments through
     August 15, 2015.................................................................        145           145
    3.520% Fixed Series 2004 Bonds due in bi-annual installments through
     November 15, 2009...............................................................        279            --
    4.810% Fixed Series 2004 Bonds due in bi-annual installments through
     November 15, 2012...............................................................        221            --
    5.290% Fixed Series 2004 Bonds due in bi-annual installments through
     May 15, 2016....................................................................        290            --
                                                                                         -------       -------
       Total TXU Electric Delivery Transition Bond Company LLC.......................      1,267           500
                                                                                         -------       -------
 Total Electric Delivery.............................................................      4,511         4,226

Less amount due currently............................................................        283           243
                                                                                         -------       -------
Total long-term debt.................................................................    $ 4,228       $ 3,983
                                                                                         =======       =======

   (a) These bonds are nonrecourse to Electric Delivery.

      In June 2004, Electric Delivery through its wholly-owned, special purpose bankruptcy-remote subsidiary, TXU Electric Delivery Transition Bond Company LLC, issued $790 million aggregate principal amount of transition (securitization) bonds in accordance with a settlement agreement with the Commission and a financing order related to the transition to competition. The bonds were issued in three classes that require bi-annual interest and principal installment payments beginning in November 2004 through specified dates in 2009 through 2016. The transition bonds bear interest at fixed annual rates ranging from 3.52% to 5.29%. Electric Delivery used the proceeds to retire two series of mortgage bonds with an aggregate principal amount of $393 million due in 2025 and repurchase shares of common stock from US Holdings for $375 million. US Holdings used the proceeds it received to repay short-term borrowings. As a result of the retirement of these two series of mortgage bonds, Electric Delivery will be able to release the liens on its outstanding senior secured notes, making them rank equally with Electric Delivery's other senior unsecured debt. No decision has been made as to the timing of such release.

      Other retirements of long-term debt in 2004 totaling $123 million represent payments at scheduled maturity dates.

3.    SHAREHOLDER'S EQUITY

      In June 2004, Electric Delivery repurchased 9,372,225 shares of its common stock from US Holdings for $375 million upon issuance of the securitization bonds. In April 2004, Electric Delivery repurchased 937,500 shares of its common stock from US Holdings for $37.5 million. In January 2004, Electric Delivery repurchased 937,500 shares of its common stock from US Holdings for $37.5 million.

      The legal form of cash distributions to US Holdings has been common stock repurchases; however, for accounting purposes, these cash distributions are recorded as a return of capital.

      The Electric Delivery mortgage restricts its payment of dividends to the amount of its retained earnings. Certain debt instruments of Electric Delivery contain provisions that restrict payment of dividends during any interest payment deferral period or while any payment default exists. At September 30, 2004, there were no restrictions on the payment of dividends under these provisions.

4.    CONTINGENCIES

         Guarantees -- Electric Delivery has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Residual value guarantees in operating leases -- Electric Delivery is the lessee under various operating leases, entered into prior to January 1, 2003, that obligate it to guarantee the residual values of the leased facilities. At September 30, 2004, the aggregate maximum amount of residual values guaranteed was approximately $48 million with an estimated residual recovery of approximately $48 million. The average life of the lease portfolio is approximately four years.

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

5.    SUPPLEMENTARY FINANCIAL INFORMATION

      Other Income and Other Deductions --

                                                                       Three Months Ended    Nine Months Ended
                                                                          September 30,        September 30,
                                                                       ------------------    -----------------
                                                                         2004       2003      2004       2003
                                                                        -----      ------    ------     ------
       Other income:
           Equity  portion  of  allowance  for  funds  used  during
             construction...........................................     $  --      $   1      $   1     $   3
           Net gain on sale of property.............................        --         --          1        --
           Other....................................................        --          1          2         3
                                                                         ------     -----      -----     -----
             Total other income.....................................     $  --      $   2      $   4     $   6
                                                                         ======     =====      =====     =====
       Other deductions:
           Employee severance charges...............................     $   1      $  --      $  18     $  --
           Equity losses of entity holding  investment in Capgemini
             (See Note 1)...........................................         3         --          3        --
           Software write-off.......................................        --         --          1        --
           Other....................................................        --          1          3         4
                                                                         -----      -----      -----     -----
             Total other deductions.................................     $   4      $   1      $  25     $   4
                                                                         =====      =====      =====     =====

       Severance Liability Related to Restructuring Activities --


        Liability for severance costs accrued as of June 30, 2004...............        $  18
           Additions to liability ..............................................            1
           Payments charged against liability...................................           (8)
                                                                                        -----
        Liability for severance costs accrued as of September 30, 2004..........        $  11
                                                                                        =====

      The above table excludes severance capitalized as a regulatory asset.

      Interest Expense and Related Charges --

                                                                Three Months Ended     Nine Months Ended
                                                                  September 30,          September 30,
                                                               -------------------    -------------------
                                                                 2004       2003        2004       2003
                                                                -----      ------      ------     ------
      Interest.............................................     $   70     $   74     $  210      $  227
      Amortization of debt discounts and issuance costs....          2          1          4           5
      Allowance for borrowed funds used during construction
        and capitalized interest...........................         (1)        (1)        (2)         (3)
                                                                ------     ------     ------      ------
            Total interest expense and related charges.....     $   71     $   74     $  212      $  229
                                                                ======     ======     ======      ======

      Pension and Other Postretirement Benefits -- Electric Delivery is a participating employer in the TXU Retirement Plan, a defined benefit pension plan sponsored by TXU Corp. Electric Delivery also participates with TXU Corp. and other affiliated subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The allocated net periodic pension cost and net periodic postretirement benefits cost other than pensions applicable to Electric Delivery was $10 million and $12 million for the three-month periods ended September 30, 2004 and 2003, respectively, and $33 million and $36 million for the nine months ended September 30, 2004 and 2003, respectively.

      The Capgemini outsourcing transaction on July 1, 2004, (see Note 1 to Financial Statements) triggered a curtailment of the pension and postretirement plans and a remeasurement of the related liabilities. The effects of the remeasurement, which include an increase in the discount rate of 0.25%, as well as the Medicare Act enacted in December 2003, have resulted in lower pension and postretirement benefits expense.

      Regulatory Assets and Liabilities --

                                                                                    September 30, December 31,
                                                                                        2004          2003
                                                                                    ------------- ------------
Regulatory Assets
Generation-related regulatory assets securitized by transition bonds........            $ 1,640       $ 1,654
Securities reacquisition costs..............................................                127           121
Recoverable deferred income taxes -- net....................................                 98            96
Other regulatory assets.....................................................                162            95
                                                                                        -------       -------
     Total regulatory assets................................................              2,027         1,966

Regulatory Liabilities
Investment tax credit and protected excess deferred taxes...................                 81            88
Over collection of transition bond (securitization) revenues................                 24             6
                                                                                        -------        ------
     Total regulatory liabilities...........................................                105            94
                                                                                        -------        ------
     Net regulatory assets..................................................            $ 1,922        $1,872
                                                                                        =======        ======

      Included in net regulatory assets are assets of $121 million at September 30, 2004 and December 31, 2003, that are earning a return. The regulatory assets, other than those subject to securitization, have a remaining recovery period of 15 to 47 years.

      Included in other regulatory assets as of September 30, 2004 was $42 million related to nuclear decommissioning liabilities.

      Restricted Cash -- At September 30, 2004, Electric Delivery had $29 million of restricted cash reported in current assets, representing collections from customers that secure its securitization bonds and may be used only to service its debt and pay its expenses. Restricted cash reported in investments on the balance sheet as of September 30, 2004 included $10 million principally related to payment of fees associated with securitization bonds and $5 million in reserves for shortfalls of transition charges.

      Accounts Receivable -- At September 30, 2004 and December 31, 2003, accounts receivable are stated net of allowance for uncollectible accounts of $2 million. During the nine months ended September 30, 2004, Electric Delivery had $81 thousand in bad debt expense and no material accounts receivable write-offs. During the nine months ended September 30, 2003, bad debt expense was $1 million and account write-offs and other activity decreased the allowance for uncollectible accounts by $1 million. Allowances related to receivables sold are reported in other current liabilities and totaled $1 million at both September 30, 2004 and December 31, 2003.

      Accounts receivable at September 30, 2004 and December 31, 2003 included unbilled revenues of $114 million and $96 million, respectively.

      Intangible Assets -- Intangible assets other than goodwill are comprised of the following:

                                                    As of September 30, 2004        As of December 31, 2003
                                                 ------------------------------  ----------------------------
                                                   Gross                          Gross
                                                  Carrying   Accumulated         Carrying   Accumulated
                                                   Amount    Amortization   Net   Amount   Amortization   Net
                                                  -------    ------------  ----  --------  ------------  ----
Intangible assets subject to amortization
   included in property, plant and equipment:
   Capitalized software placed in service
     (unrelated to outsourced activities at
      September 30, 2004) ...................       $  58       $  25     $  33     $ 160      $  72      $  88
   Land easements............................         169          59       110       165         58        107
                                                    -----       -----     -----     -----      -----      -----
     Total...................................       $ 227       $  84     $ 143     $ 325      $ 130      $ 195
                                                    =====       =====     =====     =====      =====      =====

      Amortized intangible asset balances are classified as property, plant and equipment in the balance sheet. Electric Delivery has no intangible assets (other than goodwill) that are not amortized.

      Aggregate amortization expense for intangible assets for the nine months ended September 30, 2004 and 2003 was $9 million and $14 million, respectively.

      Property, Plant and Equipment -- At September 30, 2004 and December 31, 2003, property, plant and equipment totaling $6.5 billion and $6.3 billion, respectively, is stated net of accumulated depreciation and amortization of $3.4 billion and $3.3 billion, respectively.

      As of September 30, 2004, substantially all of Electric Delivery's electric utility property, plant and equipment (with a net book value of $6.5 billion) was pledged as collateral for Electric Delivery's first mortgage bonds and senior secured notes.

      Derivatives and Hedges -- Electric Delivery's derivative financial instruments that have been designated as cash flow hedges match the terms of the underlying hedged items. As a result, Electric Delivery experienced no hedge ineffectiveness during the three or nine months ended September 30, 2004 or 2003. These hedges relate to financing transactions.

      As of September 30, 2004, it is expected that $1 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the amortization of the value of terminated interest payment hedges over the next twelve months.

      Affiliate Transactions -- The following represent significant affiliate transactions of Electric Delivery:

      o Electric Delivery records revenue from Energy for electricity delivery fees and other miscellaneous revenues, which totaled $417 million and $441 million for the three months ended September 30, 2004 and 2003, respectively, and $1.1 billion and $1.2 billion for the nine months ended September 30, 2004 and 2003, respectively. These amounts included $221 thousand and $740 thousand for the three months ended September 30, 2004 and 2003, respectively, and $709 thousand and $1.6 million for the nine months ended September 30, 2004 and 2003, respectively, pursuant to a transformer maintenance agreement.
       o Electric Delivery records interest income from Energy to reimburse Electric Delivery for interest on debt associated with generation-related regulatory assets, which now consists entirely of the securitization bonds. For the three months ended September 30, 2004 and 2003, this interest income totaled $15 million and $12 million, respectively. For the nine months ended September 30, 2004 and 2003, this interest income totaled $40 million and $36 million, respectively.
      o The incremental income taxes Electric Delivery will pay on the increased delivery fees to be charged to Electric Delivery's customers related to the securitization bonds will be reimbursed by Energy. Therefore, at September 30, 2004 and December 31, 2003, Electric Delivery's financial statements reflect a receivable of $437 million from Energy that will be extinguished as Electric Delivery pays the related income taxes.
      o For the three and nine months ended September 30, 2003, the principal payments received on the note receivable from Energy related to the excess mitigation credit, which ceased at the end of 2003, totaled $62 million and $161 million, respectively, and the interest income totaled $1 million and $6 million, respectively.
      o The average daily balances of short-term advances from affiliates for the three months ended September 30, 2004 and 2003 were $50 million and $48 million, respectively, and the weighted average interest rate for the respective periods was 2.62% and 2.86%. The average daily balances of short-term advances from affiliates for the nine months ended September 30, 2004 and 2003 were $49 million and $106 million, respectively, and the weighted average interest rate for the respective periods was 2.77% and 2.76%. Interest expense incurred on the advances for the three months ended September 30, 2004 and 2003 was approximately $327 thousand and $353 thousand, respectively, and for the nine months ended September 30, 2004 and 2003 was $1 million and $2 million, respectively.
      o TXU Business Services charges Electric Delivery for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For the three months ended September 30, 2004 and 2003, these costs totaled
         $8 million and $26 million and are reported in operation and maintenance expenses. For the nine months ended September 30, 2004 and 2003, these costs totaled $77 million and $81 million. Effective
         July 1, 2004, under the ten year services agreement with Capgemini, several of the functions previously performed by TXU Business Services are now provided by Capgemini. Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustments for volumes or other factors, include information technology, customer call center, billing and collections, human resources, supply chain and certain accounting activities (see Note 1 for further discussion).
      o Electric Delivery charges TXU Gas for meter reading and certain customer and administrative services at cost. For the three months ended September 30, 2004 and 2003, these charges totaled $4 million and $6 million, respectively, and are largely reported as a reduction in operation and maintenance expenses. For the nine months ended September 30, 2004 and 2003, these charges totaled $14 million and $21 million, respectively. On October 1, 2004, TXU Corp. and Atmos Energy Corporation completed a merger by division in which Atmos Energy Corporation acquired TXU Gas' operations. Electric Delivery will continue to provide meter reading services and shared facility services to Atmos Energy Corporation under a transition service agreement.

      o Electric Delivery has recorded a regulatory asset and a corresponding noncurrent affiliate payable to Energy for the Asset Retirement Obligation (ARO) pursuant to SFAS 143, related to the retirement and decommissioning of nuclear generation plant assets. Periodically, regulatory proceedings are conducted to review any over or under-recovered decommissioning costs for the purpose of adjusting Electric Delivery's distribution rates. As of September 30, 2004, the balance of the ARO nuclear regulatory asset was $42 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



TXU Electric Delivery Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Electric Delivery Company and subsidiaries (Company) as of September 30, 2004, and the related condensed statements of consolidated income and of comprehensive income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed statements of consolidated cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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


Dallas, Texas
November 11, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      Electric Delivery, formerly Oncor Electric Delivery Company, is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A majority of Electric Delivery's revenues represented fees for delivery services provided to Energy, also a subsidiary of US Holdings. For the three and nine months ended September 30, 2004, such affiliated revenues represented 64% and 65%, respectively, of Electric Delivery's total revenues and 69% and 72%, respectively, of Electric Delivery's revenues billed to REPs. Electric Delivery is managed as an integrated business; consequently, there are no separate reportable business segments.

      Strategic Initiatives and Other Actions - Mr. C. John Wilder, who was named president and chief executive of TXU Corp. in February 2004, and senior management have been reviewing the operations of TXU Corp. and have formulated certain strategic initiatives and continue to develop others. As described below, actions taken that impact Electric Delivery relate to TXU Corp.'s cost structure, including organizational alignments and headcount and non-core business activities.

      As discussed below, implementation of the strategic initiatives as well as other actions taken to date have resulted in total charges, reported in other deductions, of $1 million in the third quarter of 2004 and $20 million
($13 million after-tax) year-to-date related largely to employee severance.

      The review of Electric Delivery's operations and formulation of strategic initiatives is ongoing, and additional charges are expected. The phases of the plan resulting in the charges to date are anticipated to be largely completed in 2004. Upon completion of each phase of the plan, Electric Delivery expects to fully describe the actions intended to improve the financial performance of its operations. Certain of the strategic initiatives described below could result in additional material charges that Electric Delivery is currently unable to predict. In addition, other new strategic initiatives are likely to be undertaken that could also materially affect Electric Delivery's financial results.

        Capgemini Energy Agreement
        --------------------------

      On May 17, 2004, Electric Delivery entered into a services agreement with a subsidiary of Cap Gemini North America Inc., Capgemini Energy LP (Capgemini), a new company initially providing business process support services to TXU Corp., but immediately implementing a plan to offer similar services to other utility companies. Under the ten-year agreement, over 2,500 TXU Corp. employees (including over 200 from Electric Delivery) transferred to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustment for volumes or other factors, include information technology, customer call center, billing and collections, human resources, supply chain and certain accounting activities. Electric Delivery expects that the Capgemini arrangement will result in lower costs and improved service levels.

     As part of the agreement, Electric Delivery provided Capgemini a royalty-free right, under an asset license arrangement, to use Electric Delivery's information technology assets, consisting primarily of capitalized software. A portion of the software was in development and had not yet been placed in service by Electric Delivery. As a result of outsourcing its information technology activities, Electric Delivery no longer intends to develop the majority of these projects and from Electric Delivery's perspective the software is abandoned. The agreement with Capgemini do not require that any software in development be completed and placed in service. Consequently, the carrying value of these software projects was written off in the second quarter of 2004, resulting in a charge of $1 million (after-tax), reported in other deductions. The remaining assets, totaling $58 million, were transferred to a subsidiary of TXU Corp. at book value in exchange for an interest in that subsidiary. Such interest is accounted for by Electric Delivery on the equity method, and Electric Delivery recorded equity losses of $3 million, representing depreciation expense, in the third quarter of 2004, reported in other deductions.

      The TXU Corp. subsidiary received a 2.9% limited partnership interest in Capgemini in exchange for the asset license described above. Energy and Electric Delivery have the right to sell (the "put option") their interests in the subsidiary to Cap Gemini America Inc. for $200 million, plus the subsidiary's share of Capgemini's undistributed earnings, upon expiration of the services agreement, or earlier upon the occurrence of certain unexpected events. Cap Gemini North America Inc. has the right to purchase Energy's and Electric Delivery's interests under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million and is being accounted for on the cost method.

      Electric Delivery has recorded the fair value of the put option as a noncurrent asset largely offset by a reduction to the carrying value of the software, in accordance with the accounting principles related to sales and licensing of internally developed software described in AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

      Also as part of the services agreement, TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 18 months of their transfer to Capgemini. Accordingly, Electric Delivery recorded an $11 million ($7 million after-tax) charge for severance expense, in the second quarter of 2004, which represents a reasonable estimate of the indemnity and is reported in other deductions. The charge consists primarily of an allocation of severance related to TXU Business Services employees. In addition, TXU Corp. committed to pay up to $25 million for costs associated with transitioning the outsourced activities to Capgemini. The transition costs applicable to Electric Delivery are expected to be largely recorded during the fourth quarter of 2004.

      Organizational Realignment and Headcount Reductions
      ---------------------------------------------------

      During the second quarter of 2004, management completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, TXU Corp. completed a self-nomination severance program and finalized a plan for additional headcount reductions under an involuntary severance program, which has been largely completed. Accordingly, Electric Delivery recorded severance charges totaling $7 million ($5 million after-tax) in the second quarter of 2004 and $1 million in the third quarter of 2004, reported in other deductions. The charges consist primarily of an allocation of termination-related costs associated with TXU Business Services employees. Additionally, Electric Delivery recorded $7 million of employee severance costs as a regulatory asset in the second quarter of 2004.

      Consolidation of Real Estate
      ----------------------------

      Currently, TXU Corp. owns or leases more than 1.3 million square feet in various management and support office locations, which exceeds its anticipated needs. TXU Corp. has evaluated alternatives to reduce current office space and intends to consolidate into its existing headquarters building in Dallas, Texas, enhancing the facility to enable better employee communication and collaboration and cost effectiveness. Implementation of this initiative is expected to result in charges related to existing leased facilities in the first quarter of 2005 related to Electric Delivery's headquarters building, but the amount is not yet estimable.

      Initiatives to Improve System Reliability and Performance
      ---------------------------------------------------------

      Electric Delivery is undertaking a number of initiatives to improve reliability and operational performance. These initiatives include:

      o Investment for vegetation management across the electricity distribution network, estimated at $45 million over the next three years, an increase of 70% over the last three years; and
      o Investment in key electricity transmission projects to further improve reliability and reduce congestion, estimated on average to be $80 million annually over the next three years, a 35% increase over the 2003 investment level.

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

      Operating Data
      --------------


                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                   ---------------------      -------------------
                                                                     2004          2003        2004        2003
                                                                    ------        ------      ------      ------
Operating statistics - volumes:

Electric energy delivered (GWh)....................................  30,868        31,881      79,399      80,167

Reliability statistics:

System Average Interruption Duration Index (SAIDI) (non-storm)(a)..                            74.58       74.19
System Average Interruption Frequency Index (SAIFI)(non-storm)(a)..                             1.09        1.19
Customer Average Interruption Duration Index (CAIDI)(non-storm)(a).                            68.25       62.46


Electricity points of delivery (end of period and in thousands):

Electricity distribution points of delivery (based on number
  of meters)(b)...................................................                             2,963       2,920

Operating revenues (millions of dollars):

Electricity transmission and distribution:
     Affiliated (Energy).........................................   $ 417         $ 441       $1,101      $1,167
     Nonaffiliated...............................................     231           172          587         438
                                                                    -----         -----       ------      ------
       Total operating revenues..................................   $ 648         $ 613       $1,688      $1,605
                                                                    =====         =====       ======      ======

-------------------
(a) SAIDI is the average number of total electric service outage minutes per customer in the past year. SAIFI is the average number of electric service interruptions per customer in the past year. CAIDI is the average number of electric service outage minutes per interruption in the past year.
(b) Includes lighting sites, principally guard lights, for which Energy is the REP but are not included in Energy's customer count. Such sites totaled 96,499 and 102,267 at September 30, 2004 and 2003, respectively.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003
---------------------------------------------------------------------

      Operating revenues increased $35 million, or 6%, to $648 million in 2004. Higher tariffs provided an increase of $48 million, reflecting delivery fee surcharges associated with the issuance of securitization bonds in August 2003 and June 2004 ($38 million), an increase in distribution tariffs to recover higher transmission costs ($8 million) and transmission rate increases approved in 2003 and 2004 ($2 million). Delivery fee surcharges associated with the second issuance of securitization bonds in June 2004 were billed to customers starting on July 1, 2004. The impact of surcharges related to securitization bonds is an increase to revenues and an increase in amortization of the related regulatory asset in the same amount. Lower volumes in 2004, primarily due to milder weather, resulted in an estimated $13 million decrease in revenue.

      Operation and maintenance cost increased $21 million, or 11%, to $212 million in 2004. The increase reflects a $9 million increase in vegetation management costs to improve reliability, $6 million in higher deferred and long-term incentive compensation expense due primarily to a higher TXU Corp. common stock price, a $5 million increase in third-party transmission costs, $5 million in increases in various other costs that were individually insignificant, partially offset by a $4 million decrease in pension and retiree medical benefits expense.

      Depreciation and amortization increased $38 million, or 49%, to $116 million, reflecting $38 million in higher amortization of regulatory assets associated with the issuance of the securitization bonds (offsetting the same amount of revenue increase).

      Other deductions of $4 million in 2004 included $3 million of equity losses (representing depreciation expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini. See the discussion above under "Strategic Initiatives and Other Actions" for additional information.

      Interest income increased by $2 million, or 14%, to $16 million in 2004 primarily representing higher reimbursements from Energy related to the securitized regulatory assets.

      Interest expense and related charges decreased $3 million, or 4%, to $71 million in 2004. The decrease reflected a $6 million impact due to lower average interest rates, partially offset by a $3 million increase due to increased average borrowings.

      Income tax expense was $56 million in 2004 (including $51 million related to operating income and $5 million related to nonoperating expense), representing an effective tax rate of 34.4% in 2004, compared to the 2003 effective tax rate of 34.0%. There were no significant unusual items affecting this comparison.

      Net income decreased $19 million, or 15%, to $107 million in 2004, primarily reflecting the effect of milder weather on revenues and increased operating expenses.

      Net pension and postretirement benefit costs reduced income before extraordinary gain by $3 million in 2004 and $5 million in 2003. The decrease in these costs reflects a remeasurement of these liabilities as a result of the transfer of employees to Capgemini and an increase of 0.25% in the discount rate due to higher interest rates, as well as the effects of the Medicare Act enacted in December 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended
September 30, 2003
-------------------------------------------------------------------------------

      Operating revenues increased $83 million, or 5%, to $1.7 billion in 2004. Higher tariffs provided a $103 million increase, reflecting delivery fee surcharges associated with the issuance of securitization bonds in August 2003 and June 2004 ($66 million), an increase in distribution tariffs to recover higher transmission costs ($19 million) and transmission rate increases approved in 2003 and 2004 ($18 million). Revenue growth also included $6 million in increased disconnect/reconnect fees, reflecting disconnections initiated by REPs on uncollected accounts. Lower volumes delivered in 2004, primarily due to milder weather, resulted in an estimated $26 million decrease in revenue.

      Operation and maintenance cost increased $31 million, or 5%, to $600 million in 2004. The increase reflects $14 million in higher deferred and long-term incentive compensation expense due primarily to a higher TXU Corp. common stock price, a $9 million increase in third-party transmission costs, a $6 million increase in metering-related costs associated with the increased disconnect/reconnect activity, and a $6 million increase in vegetation management expenses to improve reliability, partially offset by a $4 million decrease in pension and retiree medical benefit costs.

      Depreciation and amortization increased $71 million, or 33%, to $286 million, driven by $66 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase).

      Other deductions of $25 million in 2004 consist largely of $18 million of severance-related charges in connection with the Capgemini outsourcing transaction and other cost reduction initiatives and $3 million of equity losses (representing depreciation expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini. See the discussion above under "Strategic Initiatives and Other Actions" for additional information.

      Interest income decreased by $1 million, or 2%, to $42 million in 2004 reflecting a $6 million decrease in interest income from Energy related to the excess mitigation credit that ceased at the end of 2003, partially offset by a $4 million increase in interest income from Energy related to the securitized regulatory assets.

      Interest expense and related charges decreased $17 million, or 7%, to $212 million in 2004. The decrease reflected a $16 million impact of lower average interest rates and $6 million in interest paid to REPs in 2003 related to the excess mitigation credit that ceased at the end of 2003, partially offset by a $5 million impact of higher average borrowings.

      Income tax expense was $109 million in 2004 (including $101 million related to operating income and $8 million related to nonoperating income), representing an effective tax rate of 33.1% in 2004, compared to the 2003 effective tax rate of 33.2%. There were no significant unusual items affecting this comparison.

      Income before extraordinary gain decreased $19 million, or 8%, to $220 million in 2004, primarily reflecting lower delivered volumes, the other deductions and increased operating expenses, partially offset by lower interest expense and higher transmission-related revenues.

      Net pension and postretirement benefit costs reduced income before extraordinary gain by $12 million in 2004 and $14 million in 2003. The decrease in these costs reflects a remeasurement of these liabilities as a result of the transfer of employees to Capgemini and an increase of 0.25% in the discount rate due to higher interest rates, as well as the Medicare Act enacted in December 2003.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      Cash Flows -- Cash flows provided by operating activities for the nine months ended September 30, 2004 were $423 million, compared to $349 million for the nine months ended September 30, 2003. The $74 million increase was primarily driven by the absence of the excess mitigation credit to REPs that ceased at the end of 2003 (offset in financing activities due to the absence of collections on a related note receivable from Energy), partially offset by $47 million in costs related to storm damage repairs, recorded as a regulatory asset.

      Cash flows used by financing activities were $216 million in 2004, compared to cash flows provided of $128 million in 2003. Cash provided from net issuances and repayments of debt totaled $234 in 2004 compared to net cash used totaling $20 million in 2003. Electric Delivery repurchased $450 million of common stock from its parent in 2004 compared to $263 million in 2003. In 2003 Electric Delivery received a $250 million capital contribution from its parent and $161 million in collections on a note receivable from Energy related to the excess mitigation credit.

      Cash flows used in investing activities totaled $426 million and $359 million for the nine months ended September 30, 2004 and 2003, respectively. Capital expenditures rose $35 million, reflecting increased spending to improve system reliability and performance and increased investment in transmission projects to reduce congestion. The increase in investing activities also reflected $13 million in higher removal costs on property retirements and $19 million in higher restricted cash balances related to the transition charge collections.

Financing Activities
--------------------

      Over the next twelve months, Electric Delivery will need to fund ongoing working capital requirements and maturities of debt. Electric Delivery has funded or intends to fund these requirements through cash on hand, cash flows from operations, short-term credit facilities and the issuance of long-term debt or other securities.

      Long-term Debt Activity -- During the nine months ended September 30, 2004, Electric Delivery issued $790 million in securitization bonds and made scheduled principal payments of $100 million on its 8.25% First Mortgage Bonds and $23 million on its 2.26% Fixed Series 2003 Bond. Electric Delivery used the proceeds from the securitization bonds to retire two series of mortgage bonds with an aggregate principal amount of $393 million due in 2025 and repurchase shares of common stock from its parent for $375 million.

      The mortgage of Electric Delivery restricts its payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of TXU Corp. contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At September 30, 2004, there were no restrictions on the payment of dividends under these provisions.

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

      Capitalization -- The capitalization of Electric Delivery at September 30, 2004, consisted of 61.5% long-term debt, less current maturities, and 38.5% shareholder's equity.

      Short-term Borrowings -- At September 30, 2004, Electric Delivery had short-term advances from affiliates of $8 million at a weighted average interest rate of 2.77%. At December 31, 2003 Electric Delivery had outstanding short-term advances from affiliates of $25 million at a weighted average interest rate of 2.92%.

      Credit Facilities -- Electric Delivery has joint credit facilities (with Energy) that allow for aggregate borrowings up to $2.5 billion. These facilities expire in 2005 through 2009 and can be used for working capital and general corporate purposes. At September 30, 2004, $565 million had been borrowed under these facilities by Energy. In addition, TXU Corp. has a credit facility of $500 million that expires in 2008. At September 30, 2004, $71 million of this facility was unused. Electric Delivery expects that, to the extent capacity is available, TXU Corp.'s remaining credit facility will be made available to it for borrowings, letters of credit and other purposes. See Note 2 to Financial Statements for details of all of these arrangements.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to Electric Delivery under the program at September 30, 2004 and December 31, 2003 totaled $71 million and $44 million, respectively. See Note 2 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

      Restricted Cash -- At September 30, 2004, Electric Delivery had
$29 million of restricted cash reported in current assets, representing collections from customers that secure its securitization bonds and may be used only to service its debt and pay its expenses. Restricted cash reported in investments on the balance sheet as September 30, 2004 included $10 million principally related to payment of fees associated with securitization bonds and $5 million in reserve for shortfalls of transition charges, if any.

      Credit Ratings -- The current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

                          TXU Corp.        US Holdings      Electric Delivery  Electric Delivery       Energy
                      ------------------   ---------------- -----------------  -----------------   ----------------
                      (Senior Unsecured)  (Senior Unsecured)     (Secured)    (Senior Unsecured) (Senior Unsecured)
S&P...............           BBB-               BBB-               BBB               BBB-              BBB
Moody's...........           Ba1                Baa3               Baa1              Baa2              Baa2
Fitch.............           BBB-               BBB-               A-/BBB+           BBB+              BBB


      Moody's and Fitch currently maintain a stable outlook for TXU Corp., US Holdings, Energy and Electric Delivery. Electric Delivery first mortgage bonds are rated A- and its senior secured notes are rated BBB+ by Fitch. S&P currently maintains a negative outlook for each such entity.

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

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of Electric Delivery contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholder's equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. As of September 30, 2004, Electric Delivery was in compliance with all such applicable covenants.

Cross Default Provisions
------------------------

      Certain financing arrangements contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

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

Contractual  Cash Obligations
-----------------------------

                                                                                                More
                                                                          One to  Three to      Than
                                                             Less Than    Three    Five         Five
                                                             One Year     Years    Years        Years
                                                             ----------   ------  ---------    -------
Long-term debt -principal and interest.................       $  547     $  894     $  671      $6,099
Lease obligations......................................            6         10          7          14
Business services outsourcing obligations..............           67        124        124         295
Pension and other postretirement liabilities...........           41         82         82          41
                                                              ------     ------     ------      ------
    Total Contractual Cash Obligations.................       $  661     $1,110     $  884      $6,449

OFF BALANCE SHEET ARRANGEMENTS

      See discussion above under Sale of Receivables and in Note 2 to Financial Statements.

COMMITMENTS AND CONTINGENCIES

      See Note 4 to Financial Statements for details of contingencies, including guarantees.

REGULATION AND RATES

      Transmission Rates -- In April 2004, Electric Delivery's new wholesale transmission rate was approved by the Commission and will generate a total annualized revenue increase of $14 million. Approximately $8.5 million of this increase would be recovered through transmission rates charged to wholesale customers, with the remaining $5.5 million to be recovered from REPs through the retail transmission cost recovery factor (TCRF) of Electric Delivery's retail delivery rate.

      In March 2004, the Commission approved an estimated annualized increase of $9 million in the TCRF component of Electric Delivery's distribution rates charged to REPs. In September 2004, Electric Delivery implemented a second increase in the TCRF component of its retail delivery rates charged to REPs. The new rate will increase annual revenues by an estimated $29.5 million. The effect of Electric Delivery's wholesale transmission rate increase described in the preceding paragraph was included in Electric Delivery's September 2004 TCRF update.

      Other Commission Matters -- On May 27, 2004, the Commission opened an investigation to gather information regarding Electric Delivery's and its affiliates' compliance with the Commission's affiliate code of conduct rules. Conversations with the Commission indicate that this investigation was prompted in large part by the utility's change in its legal corporate name from Oncor Electric Delivery Company back to TXU Electric Delivery Company. Those discussions indicate a reasonable expectation that the Commission will focus its investigation on Energy's implementation of a disclaimer rule that requires Energy to place a disclaimer in certain advertisements and on business cards to explain the distinction between Energy and Electric Delivery.

      Electric Delivery filed formal notice of its name change at the Commission on June 1, 2004, by filing for approval re-issued tariffs that display the new company name but are in all other respects identical to the pre-existing tariffs. On August 9, 2004, the Commission Policy Development Division approved the re-issued tariffs and ordered Electric Delivery to implement use of a disclaimer regarding the difference between Electric Delivery and its competitive affiliates.

       The city of Denison, acting in its role as a regulatory authority, initiated an inquiry on August 2, 2004 to determine if the rates of Electric Delivery, which have been established by the Commission, are just and reasonable. Approximately 20 cities have initiated similar requests and certain other cities within the historical service territory are considering similar requests. Electric Delivery expects to file information responsive to the inquiries by the end of 2004, with city actions, if any, to take place in 2005. It is too early to determine whether these inquiries will have any material effect on Electric Delivery's rates. Electric Delivery has the right to appeal any city action to the Commission.

      ERCOT Market Issues The Texas Public Utility Regulatory Act ("PURA") and the Commission are subject to "sunset review" by the Texas Legislature in the 2005 legislative session. Sunset review entails, generally, a comprehensive review of the need for and efficacy of an administrative agency (e.g., the Commission), along with an evaluation of the advisability of any changes to that agency's authorizing legislation (e.g., PURA). As part of the sunset review process, the legislative Sunset Advisory Commission has recommended that the Legislature re-authorize the Commission for at least 6 years, and has recommended other changes to PURA that are not expected to have a material adverse impact upon Electric Delivery's operations. The Legislature could consider and enact other changes to PURA and Electric Delivery cannot predict whether any such changes might have a material adverse impact on its operations.

      In addition to sunset review, the Texas Legislature and other Texas governmental entities have initiated investigations into alleged improprieties regarding some contracting practices of ERCOT, the non-governmental entity that has operational control of the electric grid for much of Texas. To date, these activities have not resulted in actions that are expected to have a material impact on the Electric Delivery's operations, but the company cannot predict whether the culmination of these or other governmental activities that may affect the ERCOT market may result in any such material adverse effect.

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

      The implementation of performance improvement initiatives identified by management may not produce the desired results and may result in disruptions arising from employee displacement and the rapid pace of changes to organizational structure and operating practices and processes.

      Electric Delivery is subject to changes in laws or regulations, including PURA, the Federal Power Act, as amended, the Clean Air Act, as amended, and the Public Utility Holding Company Act of 1935, as amended, changing governmental policies and regulatory actions, including those of the Commission, the EPA and the FERC, with respect to matters including, but not limited to, market structure and design, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities and return on invested capital. In particular, PURA and the Commission are subject to "sunset review" by the Texas Legislature in the upcoming 2005 legislative session. See "ERCOT Market Issues" above.

      Electric Delivery's rates are regulated by the Commission and are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Electric Delivery's rates are regulated by the Commission based on an analysis of Electric Delivery's costs, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of Electric Delivery's costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of Electric Delivery's costs and the return on invested capital allowed by the Commission. In addition, a group of cities is seeking to determine whether recent operational initiatives implemented by TXU Corp. have reduced Electric Delivery's cost-of-service, such that a reduction in its rates is required.

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

      Electric Delivery's revenues from the distribution of electricity are collected from approximately 44 REPs, including Energy, that sell the electricity Electric Delivery distributes to these REPs' customers. Electric Delivery depends on these REPs to timely remit these revenues to Electric Delivery. Electric Delivery could experience delays or defaults in payment from these REPs. Energy represents approximately 65% of Electric Delivery's revenue base.

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

      The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact Electric Delivery's ability to sustain and grow its business, which is capital intensive, and would likely increase its capital costs. Electric Delivery relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. Electric Delivery's access to the financial markets could be adversely impacted by various factors, such as:

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

      As a result of the energy crisis in California during 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by Enron Corporation, accounting irregularities of public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and non-regulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Accounting irregularities at certain companies in the industry have caused regulators and legislators to review current accounting practices and financial disclosures. The capital markets and ratings agencies also have increased their level of scrutiny. Additionally, allegations against various energy trading companies of "round trip" or "wash" transactions, which involve the simultaneous buying and selling of the same amount of power at the same price and delivery location and provide no true economic benefit, power market manipulation and inaccurate power and commodity price reporting have had a negative effect on the industry. Electric Delivery believes that it is complying with all applicable laws, but it is difficult or impossible to predict or control what effect events and investigations in the energy industry may have on Electric Delivery's financial condition or access to the capital markets. Additionally, it is unclear what laws and regulations may develop, and Electric Delivery cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or its operations specifically. Any such new accounting standards could negatively impact reported financial results.

      The issues and associated risks and uncertainties described above are not the only ones Electric Delivery may face. Additional issues may arise or become material as the energy industry evolves.

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by Electric Delivery and its subsidiaries (collectively, Electric Delivery) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although Electric Delivery believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" and the following factors, among others, that could cause the actual results of Electric Delivery to differ materially from those projected in such forward-looking statements:

     o prevailing governmental policies and regulatory actions, including those of the FERC and the Commission, with respect to:

        o     allowed rate of return;

        o     industry, market, and rate structure;

        o     recovery of investments;

        o     acquisitions and disposal of assets and facilities;

        o     operation and construction of facilities

        o     changes in tax laws and policies; and

        o changes in and compliance with environmental and safety laws and polices;

        o continued implementation of and "sunset" provisions regarding the 1999 Restructuring Legislation;

     o  legal and administrative proceedings and settlements;

     o  general industry trends;

     o weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

     o unanticipated population growth or decline, and changes in market demand and demographic patters;

     o changes in business strategy, development plans, or vendor relationships;

     o Electric Delivery's ability to implement the initiatives that are part of its restructuring, operational improvement and cost reductions program, and the terms upon which it executes those initiatives;

     o unanticipated changes in interest rates, commodity prices or rate of inflation;

     o unanticipated changes in operating expenses, liquidity needs and capital expenditures;

     o  commercial bank market and capital market conditions;

     o inability of various counterparties to meet their obligations with respect to Electric Delivery's financial instruments;

     o  changes in technology used by and services offered by Electric Delivery;

     o significant changes in Electric Delivery's relationship with its employees, including the availability of qualified personnel, and the potential adverse effects of labor disputes or grievances were to occur;

     o significant changes in critical accounting policies material to Electric Delivery; and

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

      Electric Delivery's exposure to credit risk as of September 30, 2004 primarily represents trade accounts receivable from unaffiliated customers of $69 million. Electric Delivery has two customers, each with a balance of $11 million, each of which represented greater than 10% of this amount at September 30, 2004. Both customers are non-investment grade quality; however, the customers have consistently performed their obligations in accordance with their agreements.

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


                                     PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS

             (a)     Exhibits provided as part of Part II are:

                                        As
Exhibits                              Exhibit
--------                              -------
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

32(b)                                              --   Certification   of  Kirk  R.   Oliver,   Executive   Vice
                                                        President  and Chief  Financial  Officer of TXU  Electric
                                                        Delivery Company,  pursuant to 18 U.S.C. Section 1350, as
                                                        adopted  pursuant  to Section  906 of the  Sarbanes-Oxley
                                                        Act of 2002.
(99)           Additional Exhibits.
99                                                 --   Condensed  Statements  of  Consolidated  Income  - Twelve
                                                        Months Ended September 30, 2004

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                           TXU ELECTRIC DELIVERY COMPANY




                                  By   /s/   Stanley J. Szlauderbach
                                       ------------------------------------
                                  Name:     Stanley J. Szlauderbach
                                  Title:    Assistant Controller
                                            and Interim Controller





Date:  November 11, 2004