Form 10-K
period 2004-12-31
TXU ELECTRIC DELIVERY CO
filed 2005-03-23
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

FORM 10-K

[Ö] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

— OR —

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-100240

TXU Electric Delivery Company
(Exact Name of Registrant as Specified in its Charter)

Texas	75-2967830
(State of Incorporation)	(I.R.S. Employer Identification No.)

500 N Akard Street, Dallas, TX 75201	(214) 486-2000
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number)

__________________________________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

__________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes Ö No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ Ö ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No Ö -

Aggregate market value of TXU Electric Delivery Company Common Stock held by non-affiliates: None

Common Stock outstanding at March 18, 2005: 48,864,775 shares, without par value

TXU Electric Delivery Company meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

__________________________________________

DOCUMENTS INCORPORATED BY REFERENCE - None

Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU Electric Delivery Company are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, shortly after they have been filed with the Securities and Exchange Commission. TXU Electric Delivery Company will provide copies of current reports not posted on the website upon request. The information on TXU Corp.’s website shall not be deemed a part of, or incorporated by reference into, this report of Form 10-K.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition
2002 Form 10-K	TXU Electric Delivery Company’s Annual Report on Form 10-K for the year ended December 31, 2002
2003 Form 10-K	TXU Electric Delivery Company’s Annual Report on Form 10-K for the year ended December 31, 2003
APB 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”
Capgemini	Capgemini Energy LP, a new company providing business process support services to TXU Corp. and a subsidiary of Cap Gemini North America Inc.
Commission	Public Utility Commission of Texas
EPA	Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ERISA	Employee Retirement Income Security Act
FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting
FERC	Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FIN 46	FIN No. 46, “Consolidation of Variable Interest Entities”
FIN 46R	FIN No. 46 (Revised 2003), “Consolidation of Variable Interest Entities”
Fitch	Fitch Ratings, Ltd.
GWh	gigawatt-hours
historical service territory	the territory, largely in north Texas, being served by US Holdings as a regulated utility at the time of entering retail competition on January 1, 2002.
IRS	Internal Revenue Service
kV	kilovolts
Moody’s	Moody’s Investors Services, Inc.
REP	retail electric provider
S&P	Standard & Poor’s, a division of the McGraw Hill Companies
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SEC	United States Securities and Exchange Commission
Settlement Plan	regulatory settlement plan that received final approval by the Commission in January 2003
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS 71	SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS 87	SFAS No. 87, “Employers' Accounting for Pensions”

ii

SFAS 106	SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions”
SFAS 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS 123	SFAS No. 123, “Accounting for Stock-Based Compensation”
SFAS 123R	SFAS No. 123 (revised 2004), “Share-Based Payment”
SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”
SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement No. 125”
SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”
SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”
SFAS 145	SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections”
SG&A	selling, general, and administrative
TCEQ	Texas Commission on Environmental Quality
TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context
TXU Electric Delivery
refers to TXU Electric Delivery Company (formerly Oncor Electric Delivery Company) a subsidiary of US Holdings or TXU Electric Delivery and its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC (formerly Oncor Electric Delivery Transition Bond Company LLC) depending on context

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its consolidated subsidiaries, depending on context
TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.
US	United States of America
US GAAP	accounting principles generally accepted in the US
US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp. and parent of the TXU Energy Holdings and TXU Electric Delivery businesses

iii

PART I

Items 1. and 2. BUSINESS and PROPERTIES

TXU ELECTRIC DELIVERY COMPANY AND SUBSIDIARY

TXU Electric Delivery Company (TXU Electric Delivery) is a regulated electricity transmission and distribution company principally engaged in providing delivery services to retail electric providers (REPs) that sell power in the north-central, eastern and western parts of Texas.

As a result of the 1999 Restructuring Legislation, which set into motion the deregulation of the electric industry in Texas, effective January 1, 2002, TXU Corp.’s integrated electric utility business was disaggregated (unbundled) and its operations were transferred to the newly established TXU Electric Delivery and TXU Energy Holdings subsidiaries. TXU US Holdings Company (US Holdings) is the parent of TXU Energy Holdings and TXU Electric Delivery and is a subsidiary of TXU Corp. Unbundled electricity delivery utilities within ERCOT, such as TXU Electric Delivery, remain regulated by the Public Utility Commission of Texas (Commission).

    TXU Electric Delivery complements the competitive operations of TXU Energy Holdings, using asset management skills developed over more than one hundred years, to provide reliable electricity delivery to consumers. TXU Electric Delivery operates the largest distribution and transmission system in Texas, providing power to approximately 3 million electric delivery points over 99,638 miles of electric distribution lines and 14,191 miles of electric transmission lines. At December 31, 2004, TXU Electric Delivery had 3,743 full-time employees, including 175 in a collective bargaining unit.

TXU Electric Delivery operates within the ERCOT system. ERCOT is an intrastate network of investor-owned entities, cooperatives, public entities, nonutility generators and power marketers. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas, the Independent System Operator of the interconnected transmission system of those systems, and is responsible for ensuring equal access to transmission service by all wholesale market participants in the ERCOT region.

TXU Electric Delivery’s financial statements include its wholly-owned, bankruptcy remote subsidiary TXU Electric Delivery Transition Bond Company LLC. TXU Electric Delivery Transition Bond Company LLC was organized for the limited purpose of issuing securitization bonds to recover regulatory asset stranded costs and other qualified costs.

TXU Electric Delivery is managed as a single, integrated electricity delivery business; consequently, there are no separate reportable business segments.

TEXAS ELECTRIC INDUSTRY RESTRUCTURING

REGULATORY SETTLEMENT PLAN

On December 31, 2001, US Holdings filed a Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings’ transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan, which became final and nonappealable in January 2003, does not remove regulatory oversight of TXU Electric Delivery’s business.

As part of the Settlement Plan, US Holdings received a financing order authorizing the issuance of securitization (transition) bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs and other qualified costs. Accordingly, TXU Electric Delivery issued an initial $500 million of securitization bonds in 2003 and the remaining $790 million in June 2004. The principal and interest on the bonds are recoverable through revenues as a transition charge billed to all REPs, including TXU Energy Holdings. There is no remaining issuance authorization under the financing order.

DESCRIPTION OF TXU ELECTRIC DELIVERY’S BUSINESS

ELECTRICITY TRANSMISSION

TXU Electric Delivery’s electricity transmission business is responsible for the safe and reliable operations of its transmission network and substations. These responsibilities consist of the construction and maintenance of transmission facilities and substations and the monitoring, controlling and dispatching of high-voltage electricity over TXU Electric Delivery’s transmission facilities in coordination with ERCOT.

TXU Electric Delivery is a member of ERCOT, and the transmission business actively supports the operations of ERCOT and market participants. The transmission business participates with ERCOT and other member utilities to plan, design, construct and operate new transmission lines, with regulatory approval, necessary to maintain reliability, increase bulk power transfer capability and to minimize limitations and constraints on the ERCOT transmission grid.

Transmission revenues are provided under tariffs approved by either the Commission and, to a small degree, the FERC. Network transmission revenues compensate TXU Electric Delivery for delivery of power over transmission facilities operating at 60 kV and above. Transformation service revenues compensate TXU Electric Delivery for substation facilities that transform power from high-voltage transmission to distribution voltages below 60 kV. Other services offered by the transmission business include, but are not limited to: system impact studies, facilities studies and maintenance of transformer equipment, substations and transmission lines owned by other non-retail parties.

TXU Electric Delivery’s transmission facilities include 4,511 circuit miles of 345-kV transmission lines and 9,680 circuit miles of 138- and 69-kV transmission lines. Forty generating plants totaling 32,699 megawatts are directly connected to TXU Electric Delivery’s transmission system, and 697 distribution substations are served from TXU Electric Delivery’s transmission system.

TXU Electric Delivery is connected by eight 345-kV lines to CenterPoint Energy Inc.; by four 345-kV lines (one of which is an asynchronous high voltage direct current interconnection) with the Southwest Power Pool; by eight 138-kV and twelve 69-kV lines to American Electric Power Company Inc.; by six 345-kV, eighteen 138-kV and three 69-kV lines to the Lower Colorado River Authority; by seven 345-kV and nine 138-kV lines to the Texas Municipal Power Agency; by nine 138 kV and eleven 69 kV lines with Texas New Mexico Power; by four 345-kV, eighty-five 138-kV and twenty 69 kV lines with Brazos Electric Power Cooperative; by twenty-five 138 kV and six 69 kV lines with Rayburn Country Electric Cooperative; and at thirteen points with smaller systems operating wholly within Texas.

ELECTRICITY DISTRIBUTION

TXU Electric Delivery’s electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including power delivery, power quality and system reliability. The TXU Electric Delivery distribution system supplies electricity to approximately 3 million points of delivery. The electricity distribution business consists of the ownership, management, construction, maintenance and operation of the distribution system within TXU Electric Delivery’s certificated service area. Over the past five years, the number of TXU Electric Delivery’s distribution system points of delivery served has been growing an average of 2% per year.

TXU Electric Delivery’s distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 2,943 distribution feeders.

The TXU Electric Delivery distribution system consists of 55,718 miles of overhead primary conductors, 22,114 miles of overhead secondary and street light conductors, 13,527 miles of underground primary conductors and 8,279 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

Most of TXU Electric Delivery’s power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law.

CUSTOMERS

TXU Electric Delivery’s transmission customers consist of municipalities, electric cooperatives and other distribution companies. TXU Electric Delivery’s distribution customers consist of 47 REPs in TXU Electric Delivery’s certified service area, including affiliated REPs. For the year ended December 31, 2004, distribution revenues from TXU Energy Holdings represented approximately 71% of TXU Electric Delivery’s total distribution revenues and 64% of TXU Electric Delivery’s total revenues. There are no individually significant unaffiliated consumers upon which TXU Electric Delivery’s business or results are highly dependent.

Since January 1, 2002, the retail customers who purchase and consume electricity and are connected to TXU Electric Delivery’s system have been free to choose their electricity supplier from REPs who compete for their business. The changed character of electric service, however, does not mean that the safe and reliable delivery of dependable power is any less critical to TXU Electric Delivery’s success. Service quality, safety and reliability are of paramount importance to REPs, electricity consumers and TXU Electric Delivery. TXU Electric Delivery intends to continue to build on its inherited tradition of low cost and high performance.

STRATEGY

TXU Electric Delivery’s primary mission is to deliver electricity safely, reliably and economically to end-use consumers with a focus on operational excellence and performance management that is critical for success.

TXU Electric Delivery will continue to focus on providing top decile reliability, world-class strategic sourcing and a lean administrative cost structure to achieve operational excellence. TXU Electric Delivery has developed and implemented a multiyear Comprehensive Maintenance Program in order to improve reliability of its poorer performing facilities. This program is a proactive strategy that includes both heavy maintenance activities and selective replacement of aging infrastructure to avoid or minimize outages. This program is expected to continue through 2006. TXU Electric Delivery has also implemented a Transmission Grid Enhancement Program to invest in major electricity transmission projects to further improve reliability and reduce congestion.

In 2004, TXU Electric Delivery achieved top quartile performance levels of SAIDI and CAIDI, two of the three key reliability indicators. This top quartile measure is based on performance averages of a broad group of electric transmission and distribution companies in North America. SAIDI performance, the average number of total electric service outage minutes per customer in the past year, was 75.54 minutes and CAIDI performance, the average number of electric service outage minutes per interruption in the past year, was 68.67 minutes. In addition, the year-end 2004 SAIFI performance level, the average number of electric service interruptions per customer per year, improved to 1.10 interruptions and is moving towards first-quartile levels.

TXU Electric Delivery intends to focus on performance management in the future by creating a high performance culture that aligns individual performance with business objectives.

REGULATION AND RATES

As its operations are wholly within Texas, TXU Electric Delivery believes that it is not a public utility as defined in the Federal Power Act and has been advised by its counsel that it is not subject to general regulation under such act.

The Commission has original jurisdiction over transmission rates and services and over distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the Commission and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, the Texas Public Utility Regulatory Act (PURA) prohibits the collection of any rates or charges by a public utility (as defined by PURA) that does not have the prior approval of the Commission.

At the state level, PURA, as amended, requires owners or operators of transmission facilities to provide open access wholesale transmission services to third parties at rates and terms that are nondiscriminatory and comparable to the rates and terms of the utility's own use of its system. The Commission has adopted rules implementing the state open access requirements for utilities that are subject to the Commission's jurisdiction over transmission services, such as TXU Electric Delivery.

Provisions of the 1999 Restructuring Legislation allow TXU Electric Delivery to annually update its transmission rates to reflect changes in invested capital. These provisions encourage investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

ENVIRONMENTAL MATTERS

Water

The TCEQ has jurisdiction over water discharges (including storm water) from all domestic facilities. TXU Electric Delivery’s facilities are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TXU Electric Delivery holds all required waste water discharge permits from the TCEQ for facilities in operation and has applied for or obtained necessary permits for facilities under construction. TXU Electric Delivery believes it can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure Plans for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain plans and facilities. TXU Electric Delivery is unable to predict at this time the impact of these changes.

Other

Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ has issued regulations under the Texas Solid Waste Disposal Act applicable to TXU Electric Delivery facilities. TXU Electric Delivery’s facilities operate in compliance with applicable solid and hazardous waste regulations.

Environmental Capital Expenditures - TXU Electric Delivery’s capital expenditures for environmental matters were approximately $4 million in 2004 and are expected to be about $4 million in 2005.

Item 3.  LEGAL PROCEEDINGS

TXU Electric Delivery is involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Not applicable. All of TXU Electric Delivery’s common stock is owned by US Holdings. Reference is made to Note 6 to Financial Statements regarding limitations upon payment of dividends on common stock of TXU Electric Delivery.

Item 6. SELECTED FINANCIAL DATA

The information required hereunder is set forth under Selected Financial Data included in Appendix A to this report.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The information required hereunder is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required hereunder is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required hereunder is set forth under Statement of Responsibility, Report of Independent Registered Public Accounting Firm, Statements of Consolidated Income, Statements of Consolidated Comprehensive Income, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Shareholder’s Equity and Notes to Financial Statements included in Appendix A to this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of TXU Electric Delivery’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2004. This evaluation took into consideration the strategic initiatives described in Note 1 to Financial Statements. Based on the evaluation performed, TXU Electric Delivery’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

There have been no changes in TXU Electric Delivery’s internal controls over financial reporting that have occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, TXU Electric Delivery’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Item 10 is not presented herein as TXU Electric Delivery meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 11. EXECUTIVE COMPENSATION

Item 11 is not presented herein as TXU Electric Delivery meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12 is not presented herein as TXU Electric Delivery meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 is not presented herein as TXU Electric Delivery meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

TXU Electric Delivery has no Audit Committee of its own, but relies upon the TXU Corp. Audit Committee (Committee). The Committee has adopted a policy relating to engagement of TXU Corp.’s independent auditors. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, Deloitte & Touche LLP may be engaged to provide nonaudit services as described herein. Prior to engagement, all services to be rendered by the independent auditors must be authorized by the Committee in accordance with preapproval procedures which are defined in the policy. The preapproval procedures require (i) the annual review and preapproval by the Committee of all anticipated audit and nonaudit services; and (ii) the quarterly preapproval by the Committee of services, if any, not previously approved and the review of the status of previously approved services. The Committee may also approve certain ongoing nonaudit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed by the independent auditor were preapproved.

The policy defines those nonaudit services which Deloitte & Touche LLP may also be engaged to provide as follows: (i) audit related services (e.g. due diligence related to mergers, acquisitions and divestitures; employee benefit plan audits; accounting and financial reporting standards consultation; internal control reviews; and the like); (ii) tax services (e.g. Federal and state tax returns; regulatory rulings preparation; general tax, merger, acquisition and divestiture consultation and planning; and the like); and (iii) other services (e.g. process improvement, review and assurance; litigation and rate case assistance; general research; and the like). The policy prohibits the engagement of Deloitte & Touche LLP to provide (i) bookkeeping or other services related to the accounting records or financial statements of TXU Electric Delivery; (ii) financial information systems design and implementation services; (iii) appraisal or valuation services, fairness opinions, or contribution in-kind reports; (iv) actuarial services; (v) internal audit outsourcing services; (vi) management or human resources functions; (vii) broker-dealer, investment advisor, or investment banking services; (viii) legal and expert services unrelated to the audit; (ix) tax or financial planning advice to any officer of the Company; and (x) any other services that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible.

Compliance with the Committee’s policy relating to the engagement of Deloitte & Touche LLP is monitored on behalf of the Committee by TXU Corp.’s chief internal audit executive. Reports from Deloitte & Touche LLP and the chief internal audit executive describing the services provided by the firm and fees for such services are provided to the Committee no less often than quarterly.

For the years ended December 31, 2004 and 2003, fees billed to TXU Electric Delivery by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows:

	2004	2003
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements, provide comfort letters and consents.	$450,000	$591,000

Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	14,000	—

Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	—	—

All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, litigation and rate case assistance	—	—

Total	$464,000	$591,000

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page

(a) Documents filed as part of this Report:

Financial Statements (included in Appendix A to this report):

The consolidated financial statements schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits:

Included in Appendix B to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU Electric Delivery Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TXU ELECTRIC DELIVERY COMPANY

Date: March 21, 2005
By /s/ T. L. Baker
(T. L. Baker, Chairman of the Board
and Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Electric Delivery Company and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	T.L. BAKER	Principal Executive
	(T.L. Baker, Chairman of the Board and Chief Executive)	Officer and Director	March 21, 2005

/s/	H. DAN FARELL	Principal Financial Officer	March 21, 2005
(H. Dan Farell, Senior Vice President and Principal Financial Officer)

/s/	STAN SZLAUDERBACH	Principal Accounting Officer	March 21, 2005
(Stan Szlauderbach, Senior Vice President)

/s/	ERIC H. PETERSON	Director	March 21, 2005
(Eric H. Peterson)

/s/	DAVID A. CAMPBELL	Director	March 21, 2005
(David A. Campbell)

/s/	KIRK R. OLIVER	Director	March 21, 2005
(Kirk R. Oliver)

/s/	C. JOHN WILDER	Director	March 21, 2005
(C. John Wilder)

Supplemental Information to be Furnished with Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of TXU Electric Delivery Company during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Appendix A

TXU ELECTRIC DELIVERY COMPANY

INDEX TO FINANCIAL INFORMATION
December 31, 2004

TXU ELECTRIC DELIVERY COMPANY
SELECTED FINANCIAL DATA

	Year Ended December 31,
	2004	2003	2002	2001(c)	2000(c)
	(Millions of Dollars, except ratios)

Total assets — end of year	$9,493	$9,316	$9,015	$8,495	$8,149

Property, plant and equipment - net — end of year	$6,609	$6,333	$6,056	$5,802	$5,445
Capital expenditures	$600	$543	$513	$635	$517

Capitalization — end of year
Long-term debt, less amounts due currently	$4,199	$3,983	$4,080	$3,282	$2,752
Shareholder’s equity	2,687	2,856	2,649	2,701	2,532
Total	$6,886	$6,839	$6,729	$5,983	$5,284
Capitalization ratios — end of year
Long-term debt, less amounts due currently	61.0%	58.2%	60.6%	54.9%	52.1%
Shareholder’s equity	39.0%	41.8%	39.4%	45.1%	47.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Embedded interest cost on long-term debt — end of year (a)	6.4%	6.9%	7.2%	8.6%	8.4%

Operating revenues	$2,226	$2,087	$1,994	$2,314	$2,081
Net income (b)	$273	$258	$122	$228	$226

Ratio of earnings to fixed charges(d)	2.29	2.24	2.32	2.24	2.28

(a)	Represents the annual interest and amortization of any discounts, premiums, issuance costs and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus or minus the unamortized balance of any discounts, premiums, issuance costs and gains/losses on reacquisitions at the end of the year and excludes advances from affiliates.

(b) Includes extraordinary gain related to the writeup of a regulatory asset of $16 million and cumulative effect of change in accounting principle of $2 million after-tax both in 2004 and an extraordinary loss related to the writedown of a regulatory asset in 2002 of $123 million after-tax. (See Notes 3 and 7 to Financial Statements.)

(c) 2001 and 2000 financial data is derived from US Holdings’ historical financial information unbundled to reflect comparable amounts prior to TXU Electric Delivery’s existence as a separate entity, effective January 1, 2002.

(d) Excludes extraordinary gain related to the writeup of a regulatory asset of $16 million and cumulative effect of change in accounting principle of $2 million after-tax both in 2004 and an extraordinary loss related to the writedown of a regulatory asset in 2002 of $123 million after-tax. (See Notes 3 and 7 to Financial Statements.)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

BUSINESS

TXU Electric Delivery, formerly Oncor Electric Delivery Company, is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A majority of TXU Electric Delivery’s revenues represent fees for delivery services provided to TXU Energy Holdings, also a subsidiary of US Holdings. For the year ended December 31, 2004, distribution revenues from TXU Energy Holdings represented 71% of TXU Electric Delivery’s total distribution revenues and 64% of TXU Electric Delivery’s total revenues. TXU Electric Delivery is managed as an integrated business; consequently, there are no separate reportable business segments.

TXU Electric Delivery’s financial statements include its wholly-owned, bankruptcy remote subsidiary TXU Electric Delivery Transition Bond Company LLC. TXU Electric Delivery Transition Bond Company LLC was organized for the limited purpose of issuing securitization bonds to recover regulatory asset stranded costs and other qualified costs.

All dollar amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the tables therein are stated in millions of US dollars unless otherwise indicated.

TXU Corp. Management Change and Restructuring Plan

Mr. C. John Wilder, who was named president and chief executive of TXU Corp. in February 2004, and senior management reviewed TXU Corp.’s operations during 2004 to identify and implement strategic initiatives designed to improve operational and financial performance. As described below, areas reviewed that impacted TXU Electric Delivery related to TXU Corp.’s cost structure, including organizational alignments and headcount as well as noncore business activities.

Management believes that its actions in 2004 have resulted in a more cost effective, service focused organization. In addition, increased focus on regulatory contingencies has resulted in significant progress in resolving these matters. Certain of the actions have resulted in unusual charges impacting 2004 net income, summarized as follows and discussed below in more detail:
	Income Statement	Charge to Earnings
	Classification	Pretax	After-tax

Employee severance charges	Other deductions	$20	$13
Rate case settlement reserve	Other deductions	21	14
Outsourcing transition costs	Other deductions	4	3
Software write-off and asset impairment	Other deductions	4	2
Other charges	Operating costs/SG&A	2	1

Total		$51	$33

The review of TXU Electric Delivery’s operations and formulation of strategic initiatives is ongoing, though the phases of the plan expected to result in restructuring charges are largely completed. Certain of the strategic initiatives described below could result in additional charges that TXU Electric Delivery is currently unable to predict. In addition, other new strategic initiatives that could also materially affect TXU Electric Delivery’s financial results are possible.

Following is a discussion of the major activities associated with the restructuring plan:

Capgemini Energy Outsourcing Agreement

In May 2004, as part of an overall arrangement initiated by and involving TXU Corp. and its subsidiaries, TXU Electric Delivery entered into a services agreement with Capgemini Energy LP (Capgemini), a new company initially providing business process support services to TXU Corp. only, but immediately implementing a plan to offer similar services to other utility companies. Under the ten-year agreement, over 2,500 employees (including approximately 200 from TXU Electric Delivery) transferred from subsidiaries of TXU Corp. to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustment for volumes or other factors, include information technology, customer call center, billing, human resources, supply chain and certain accounting activities.

As part of the agreement, Capgemini was provided a royalty-free right, under an asset license arrangement, to use TXU Corp.’s information technology assets, consisting primarily of capitalized software. A portion of the software was in development and had not yet been placed in service. As a result of outsourcing its information technology activities, TXU Corp. no longer intends to develop the software and from TXU Corp.’s perspective the software is abandoned. The agreement with Capgemini does not require that any software in development be completed and placed in service. Consequently, the carrying value of these software projects was written off, resulting in a charge of $1 million (after-tax), reported in other deductions, related to TXU Electric Delivery’s portion of this software. The remaining assets were transferred to a subsidiary of TXU Corp. at book value in exchange for an interest in that subsidiary. Such interest is accounted for by TXU Electric Delivery on the equity method, and TXU Electric Delivery recorded equity losses (representing deprecation expense) of $2 million, reported in other deductions.

TXU Corp. (through the subsidiary) obtained a 2.9% limited partnership interest in Capgemini in exchange for the asset license described above. TXU Corp. has the right to sell (the “put option”) its interest and the licensed software to Cap Gemini North America Inc. for $200 million, plus its share of Capgemini’s undistributed earnings, upon expiration of the services agreement, or earlier upon the occurrence of certain unexpected events. Cap Gemini North America Inc. has the right to purchase these interests under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million and is being accounted for on the cost method.

TXU Electric Delivery has recorded its share of the fair value of the put option, estimated at $51 million, as a noncurrent asset. Of this amount, $49 million was recorded as a reduction to the carrying value of the investment. This accounting is in accordance with guidance related to sales and licensing of internally developed software described in AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The difference of $2 million, which represented the fair value of the assumed cash distributions and gains while holding the partnership interest for the period prior to exercise of the put, was recorded as a noncurrent deferred credit. The remaining balance of the software is being amortized over the estimated remaining useful lives.

Also as part of the agreement, TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 18 months of their transfer to Capgemini. Accordingly, in the second quarter of 2004, TXU Electric Delivery recorded an $11 million ($7 million after-tax) charge for its share of severance liabilities. In addition, TXU Corp. committed to pay up to $25 million for costs associated with transitioning the outsourced activities to Capgemini. During 2004, TXU Electric Delivery recorded its share of transition expenses of $4 million ($3 million after-tax).

Organizational Realignment and Headcount Reductions

During 2004, management completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, TXU Electric Delivery completed a self-nomination severance program and other involuntary severance actions, and recorded severance charges totaling $9 million ($6 million after-tax). This amount includes $7 million in allocated TXU Corp. severance charges. Additionally, TXU Electric Delivery recorded $11 million of employee severance costs as a regulatory asset in accordance with SFAS 71.

Consolidation of Real Estate

Currently, TXU Corp. owns or leases more than 1.3 million square feet in various management and support office locations, which exceeds its anticipated needs. TXU Corp. has evaluated alternatives to reduce current office space and intends to consolidate into its existing headquarters building in Dallas, Texas, enhancing the facility to enable better employee communication and collaboration and cost effectiveness. Implementation of this initiative is expected to result in charges in 2005 affecting TXU Electric Delivery, but the amounts are not yet estimable.

Rate Case Settlement

In the fourth quarter of 2004, TXU Electric Delivery recorded a $21 million ($14 million after-tax) charge for estimated settlement payments. The settlement, which was finalized February 22, 2005, is the result of a number of municipalities initiating an inquiry regarding distribution rates. The agreement avoids any immediate rate actions, but would require TXU Electric Delivery to file a rate case in 2006, based on a 2005 test year, unless the municipalities and TXU Electric Delivery mutually agree that such a filing is unnecessary. The final settlement amounts are being determined; however, TXU Electric Delivery believes the total will closely approximate the amount accrued.

CRITICAL ACCOUNTING POLICIES

TXU Electric Delivery’s significant accounting policies are detailed in Note 2 to Financial Statements. TXU Electric Delivery follows accounting principles generally accepted in the US. In applying these accounting policies in the preparation of TXU Electric Delivery’s consolidated financial statements, management is required to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenue and expense during the periods covered.  The following is a summary of certain critical accounting policies of TXU Electric Delivery that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Revenue Recognition — TXU Electric Delivery records revenue for delivery services under the accrual method. Electricity delivery revenues are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an accrual for the delivery fee value of electricity provided from the meter reading date to the end of the period. The accrued revenue is based on actual daily revenues for the most recent metered period applied to the number of unmetered days through the end of the period. Unbilled revenues reflected in accounts receivable totaled $106 million and $96 million at December 31, 2004 and 2003, respectively.

Regulatory Assets and Liabilities — The financial statements of TXU Electric Delivery reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS 71. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See discussion in Notes 11 and 13 to Financial Statements under “Regulatory Assets and Liabilities.”)

Approximately $1.8 billion in regulatory asset stranded costs arising prior to the 1999 Restructuring Legislation became subject to recovery through issuance of securitization (transition) bonds in accordance with the Settlement Plan with the Commission as described in Note 11 to Financial Statements. As a result of the final approval of the Settlement Plan in January 2003, TXU Electric Delivery recorded an extraordinary loss of $123 million (net of income tax benefit of $66 million) in the fourth quarter of 2002 principally to write down this regulatory asset. The carrying value of the regulatory asset after the write down represented the projected future cash flows to be recovered from REPs through revenues as a transition charge to service the principal and estimated interest of the bonds. An extraordinary gain of $16 million (net of tax of $9 million) was recorded in the second quarter of 2004, representing an increase in the carrying value of TXU Electric Delivery’s regulatory asset subject to securitization, due to the issuance of the second and final tranche of the securitization bonds in June 2004. The increase in the related regulatory asset was due to the effect of higher than estimated interest rates on the bonds and therefore increased amounts to be recovered from REPs through revenues as a transition charge to service the bonds. The balance of the regulatory asset was $1.6 billion at December 31, 2004.

Pension and Other Postretirement Benefit Plans— TXU Electric Delivery is a participating employer in the pension plan sponsored by TXU Corp. TXU Electric Delivery also participates with TXU Corp. and other subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing noncontributory pension and other postretirement benefits are dependent upon numerous factors, assumptions and estimates.

These costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to retiree plans and earnings on plan assets. TXU Corp.’s retiree plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods. Benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation.

In accordance with accounting rules, changes in benefit obligations associated with these factors may not be immediately recognized as costs on the income statement, but are recognized in future years over the remaining average service period of plan participants. As such, significant portions of benefit costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. Costs allocated from the plans are also impacted by movement of employees between participating companies. TXU Electric Delivery recorded allocated pension and other postretirement benefit costs and had funding requirements for these plans as summarized in the following table:

	2004	2003	2002
Pension costs under SFAS 87 (a)	$16	$9	$(7)
Other postretirement benefit costs under SFAS 106 (a)	34	39	33
Total	$50	$48	$26

Funding of pension and other postretirement benefit plans	$37	$29	$25
________________

(a)  Includes amounts capitalized as part of construction projects.

Additional data regarding pension and other postretirement benefit plans:

•
During 2004, the discount rate assumption for the pension and other postretirement benefit plans was revised as a result of remeasurements required to be completed by TXU Corp. as a result of the Capgemini transaction, divestures and changing interest rates. For the first half of 2004, the discount rate was 6.25%. The rate used for the third quarter was 6.5%, and the rate used in the fourth quarter was 6.0%. The discount rate for 2005 is expected to be 6.0%.

•
During 2004, the expected rate of return remained at 8.5% for the pension plan assets and 8.01% for the other postretirement benefit plan. The rate of return for 2005 is expected to be 8.75% for the pension plan and 8.66% for the other postretirement benefit plan.

•
The decline in other postretirement benefit costs of $5 million to $34 million in 2004 was due primarily to the effect of the Medicare Prescription Improvement and Modernization Act of 2003 enacted in December 2003.

TXU Electric Delivery and TXU Energy Holdings entered into an agreement, effective January 1, 2005, whereby on a prospective basis TXU Electric Delivery assumed responsibility for pension and other postretirement benefit costs for applicable TXU Energy Holdings’ active and retired employees (i.e., former employees of the pre-deregulation regulated utility) related to the period prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002. TXU Electric Delivery  believes that this agreement allows for its operating results to more accurately reflect employee-related costs associated with regulated electric utility activities.  TXU Electric Delivery is currently determining the impact of this agreement to its pension and other postretirement benefit costs.  Although costs are expected to increase, TXU Electric Delivery cannot provide a reasonable estimate at this time.

See Note 9 to Financial Statements for additional information on pension and other postretirement benefit plans.

Operating Data

	Year Ended December 31,
	2004	2003	2002

Volumes:

Electric energy delivered (GWh)	101,928	101,810	102,481

Reliability statistics:

System Average Interruption Duration Index (SAIDI) (non-storm) (a)	75.54	74.15	90.36
System Average Interruption Frequency Index (SAIFI) (non-storm) (a)	1.10	1.17	1.39
Customer Average Interruption Duration Index (CAIDI) (non-storm) (a)	68.67	63.30	64.81

Electricity points of delivery (end of period and in thousands):

Electricity distribution points of delivery - based on number of meters (b)	2,971	2,932	2,909

Operating revenues (millions of dollars):

Electricity distribution revenues (c):
Affiliated (TXU Energy Holdings)	$1,418	$1,485	$1,581
Nonaffiliated	590	410	239
Total distribution revenues	2,008	1,895	1,820
Third-party transmission revenues	192	167	151
Other miscellaneous revenues and eliminations	26	25	23
Total operating revenues	$2,226	$2,087	$1,994
__________________________
(a) SAIDI is the average number of total electric service outage minutes per customer in the past year. SAIFI is the average number of electric service interruptions per customer in the past year. CAIDI is the average number of electric service outage minutes per interruption in the past year.
(b) Includes lighting sites, principally guard lights, for which TXU Energy Holdings is the REP but are not included in TXU Energy Holdings’ customer count. Such sites totaled 95,252 in 2004, 100,901 in 2003 and 105,987 in 2002.
(c) Includes disconnect/reconnect fees.

RESULTS OF OPERATIONS

Accounting Changes — TXU Electric Delivery participates in the TXU Corp. Long-term Incentive Compensation Plan. Under this plan, TXU Corp. grants awards of restricted stock and performance units payable in stock to management employees. During 2004, TXU Corp. reviewed a number of alternatives with respect to its management incentive compensation programs, including potential changes to levels and criteria of awards under the stock-based program. The review is ongoing and changes are likely for the 2005 awards. In December 2004, the FASB issued SFAS 123R, which addresses accounting for stock-based compensation. TXU Corp. elected to early adopt this new standard because its application better reflects the underlying economic cost of the awards. TXU Corp. adopted the standard effective with results for the fourth quarter of 2004 in accordance with the “modified retrospective” transition rules of the standard. The adoption resulted in the recognition by TXU Electric Delivery of a cumulative effect of change in accounting principle of a $2 million after-tax credit. See Note 7 to Financial Statements for additional discussion. Assuming TXU Corp. had taken no other actions to reduce the expense for the 2004 year, TXU Electric Delivery would have recorded an additional $24 million ($16 after-tax) of expense under the previous accounting rules (APB 25) as compared to the expense under SFAS 123R.

2004 compared to 2003

Operating revenues increased $139 million, or 7%, to $2.2 billion in 2004. The growth reflected $87 million in transition charges associated with the issuance of securitization bonds in August 2003 and June 2004, $26 million in increased distribution tariffs to recover higher transmission costs, $23 million in transmission rate increases approved in 2003 and 2004 and $9 million from implementation of power factor billing. Power factor billing is a tariff on nonresidential end-use consumers that utilize inefficient equipment. Revenue growth also included $7 million in increased disconnect/reconnect fees, reflecting activities initiated by REPs. Milder weather, primarily in the summer, and consumer usage efficiencies, partially offset by growth in points of delivery resulted in an estimated net $16 million decrease in revenue. A 44% increase in the nonaffiliated component of TXU Electric Delivery’s distribution revenues, as well as a 5% decrease in the affiliated component, reflects competitive retail sales activity in the historical service territory. Delivered electricity volumes were about even with 2003.

Operation and maintenance expenses increased by $29 million, or 4%, to $815 million in 2004. The increase included $12 million in third-party transmission costs, $8 million in incentive compensation expense due to the improved performance of the business, $6 million in metering-related costs associated with the increased disconnect/reconnect activity and $5 million in vegetation management costs to improve reliability, partially offset by a $4 million decrease in labor and benefits primarily as a result of 2004 storm activity (recorded to a regulatory asset or billed to companies affected by hurricane damage).

Depreciation and amortization increased $92 million, or 31%, to $389 million in 2004 reflecting $87 million in higher amortization of regulatory assets associated with the issuance of the securitization bonds (offsetting the same amount of revenue increase). The increase also reflected $13 million in higher depreciation due to normal additions and replacements of property, plant and equipment, partially offset by an  $8 million decline reflecting the transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing.

Taxes other than income increased $4 million, or 1%, to $380 million in 2004 reflecting higher property taxes due to property additions and increased value.

Other deductions totaled $55 million in 2004. This line item included a charge of $21 for estimated settlement payments arising from the resolution of a distribution rate inquiry initiated by a number of Texas cities. Other deductions also included $20 million of severance-related charges in connection with the Capgemini outsourcing transaction and other cost reduction initiatives, $4 million for costs associated with transitioning the outsourced activities to Capgemini, $2 million related to TXU Electric Delivery’s portion of the equity losses (representing depreciation expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini, and $4 million in asset write-downs and other unusual charges. See the discussion above under “TXU Corp. Management Change and Restructuring Plan” for additional information.

Interest income increased by $4 million, or 8%, to $56 million in 2004 driven by an $11 million increase in interest income from TXU Energy Holdings related to securitized regulatory assets, partially offset by a $6 million decrease in interest income from TXU Energy Holdings related to the excess mitigation credit that ceased at the end of 2003.

Interest expense and related charges decreased $21 million, or 7%, to $279 million in 2004. The decrease reflected a $23 million impact of lower average interest rates and $6 million in interest paid to REPs in 2003 related to the excess mitigation credit that ceased at the end of 2003, partially offset by a $9 million impact of higher average borrowings.

Income tax expense was $116 million in 2004 (including $113 million related to operating income and $3 million related to nonoperating income). The effective income tax rate decreased slightly to 31.3% in 2004 from 32.8% in 2003 due primarily to the effects of the nontaxable prescription drug subsidy under the Medicare Prescription and Drug, Improvement and Modernization Act.

Income before extraordinary gain and cumulative effect of change in accounting principle (an after-tax measure) decreased $3 million, or 1%, to $255 million in 2004, as unusual charges reported in other deductions and higher operating costs were partially offset by higher transmission-related revenues and lower interest expense. Net pension and postretirement benefit costs reduced net income by $19 million for both 2004 and 2003.

An extraordinary gain of $16 million (net of tax of $9 million) recorded in the second quarter of 2004 represented an increase in the carrying value of TXU Electric Delivery’s regulatory asset subject to securitization. The second and final tranche of the securitization bonds was issued in June 2004. The increase in the related regulatory asset was due to the effect of higher interest rates than previously estimated on the bonds and therefore increased amounts to be recovered from REPs through revenues as transition charges to service the bonds. (See Note 3 to Financial Statements.)

Cumulative effect of change in accounting principle, an after-tax credit of $2 million in 2004, reflected the adoption of SFAS 123R. (See Note 7 to Financial Statements.)

2003 compared to 2002

TXU Electric Delivery’s operating revenues increased $93 million, or 5%, to $2.1 billion in 2003. The growth reflected $19 million in transition charges associated with the issuance of securitization bonds in August 2003, $19 million in increased distribution tariffs to recover higher transmission costs and $18 million in transmission rate increases. Revenue growth also included $26 million in increased disconnect/reconnect fees, reflecting activities initiated by REPs, and $10 million from increased pricing to certain business consumers due to higher peak demands in 2003. The 72% increase in the nonaffiliated component of TXU Electric Delivery’s revenues, as well as the 6% decrease in the affiliated component, reflected competitive retail sales activity in the historical service territory. Delivered electricity volumes were about even with 2002.

Operation and maintenance expenses increased by $24 million, or 3%, to $786 million in 2003. The increase reflected higher employee compensation and benefit costs of $34 million and increased third-party transmission costs of $22 million. Partially offsetting these increases were lower outside services and consulting expenses of $17 million arising from cost reduction initiatives implemented in late 2002, lower credit line fees of $9 million resulting from a new secured credit facility and lower distribution and transmission line maintenance costs of $6 million. Higher third-party transmission costs were mitigated by an increase in the transmission cost recovery factor included as a part of TXU Electric Delivery’s distribution tariffs effective with billings to REPs based on meter readings after August 31, 2003.

Depreciation and amortization increased $33 million, or 13%, to $297 million. The increase reflected higher depreciation of $14 million due to investments in delivery facilities to support growth and normal replacements of property, plant and equipment and $19 million in amortization of regulatory assets associated with the issuance of securitization in August 2003 (offsetting the same amount of revenue increase).

Taxes other than income declined $15 million, or 4%, to $376 million in 2003 primarily due to a $22 million decline as a result of the full implementation of a regulatory change in the basis for the calculation of local gross receipts taxes from revenue dollars to kilowatt-hours, partially offset by increases in property and state franchise taxes.

Interest income increased $3 million, or 6%, to $52 million in 2003 reflecting a $15 million increase in the reimbursement from TXU Energy Holdings for higher carrying costs on regulatory assets (see discussion of higher average interest rates below) and a $3 million increase in investment income, partially offset by $15 million less interest on the excess mitigation credit note receivable from TXU Energy Holdings due to principal payments.

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

Income before extraordinary loss (an after-tax measure) increased by $13 million, or 5%, to $258 million in 2003, reflecting higher revenues and lower gross receipts tax expenses, partially offset by higher net interest expense. Net pension and postretirement benefit costs reduced net income by $19 million in 2003 and $11 million in 2002.

Extraordinary loss in 2002 reflected a $123 million (net of income tax benefit of $66 million) charge, principally to write down regulatory assets related to securitization bonds to be issued in accordance with the Settlement Plan. (See Note 3 to Financial Statements.)

OTHER COMPREHENSIVE INCOME (OCI)

TXU Electric Delivery’s OCI consisted of after-tax losses of $2 million in 2004, $1 million in 2003 and $24 million in 2002. The losses were associated with cash flow hedges and minimum pension liability adjustments.

TXU Electric Delivery has historically used, and may in the future use, derivative financial instruments that are highly effective in offsetting future cash flow volatility related to interest rates; these consist of interest rate swaps entered into to hedge variable rate debt. Amounts in accumulated other comprehensive income include (i) the value of cash flow hedges, based on current market conditions and (ii) the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amortization, providing the transaction that was hedged is still probable. The effects of the hedges are recorded in the statement of income as the hedged transactions are actually settled.

During 2002, losses totaling $39 million ($25 million after-tax) were recorded to OCI, representing the value of terminated cash flow hedges. The losses will be recognized in earnings through 2032 as the underlying transactions, interest payments, occur.

After-tax losses of $1 million in 2004, 2003 and 2002 were recognized in earnings related to the dedesignated cash flow hedges.

The minimum pension liability adjustment was a loss of $5 million ($3 million after-tax) in 2004 and a loss of $3 million ($2 million after-tax) in 2003. The minimum pension liability represents the excess of the accumulated benefit obligation over the plans’ assets and the liability reflected in the balance sheet under SFAS 87. The recording of the liability did not affect TXU Electric Delivery’s financial covenants in any of its credit agreements.

See also discussion in Note 13 to Financial Statements under “Derivative Financial Instruments and Hedging Activities.”

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flows provided by operating activities for 2004 were $692 million compared to $650 million for 2003. The primary drivers of the $42 million improved cash flow performance included a $170 million increase due to the absence of the excess mitigation credit to REPs that ceased at the end of 2003 (offset in financing activities due to the absence of collections on a related note receivable from TXU Energy Holdings), partially offset by $47 million in unfavorable working capital changes (accounts receivable, inventories and accounts payable) and $50 million in costs related to storm damage repairs recorded as a regulatory asset.

The increase in cash flows provided by operating activities in 2003 from 2002 of $417 million was driven by favorable working capital changes of $286 million, which primarily reflected the unfavorable effect in the prior year of billing and collection delays in the transition to competition and the start-up of billing REPs for transmission and distribution charges effective January 1, 2002. The remaining change reflected the impact of lower federal income tax payments and the timing of transmission fee payments to other utilities.

Cash flows used in financing activities were $287 million in 2004 compared to cash flows provided by financing activity of $96 million in 2003. Financing activities provided cash flows of $364 million in 2002. The drivers of the changes in cash from financing activities are summarized in the table below:

	Year Ended December 31,
	2004	2003	2002

Cash provided by (used in) financing activities:
Net issuances (repayments) of borrowings (including advances from affiliates)	$161	$(24)	$334
Repurchase of common stock	(450)	(300)	(150)
Capital contribution from parent	—	250	—
Decrease in note receivable from TXU Energy Holdings related to regulatory liability	2	170	180
Total	$(287)	$96	$364

Cash flows used in investing activities, which consisted primarily of capital expenditures, totaled $650 million, $578 million and $555 million for 2004, 2003 and 2002, respectively. The drivers of the changes in cash used in investing activities are summarized in the table below:

	Year Ended December 31,
	2004	2003	2002

Cash used in investing activities:
Capital Expenditures	$(600)	$(543)	$(513)
Proceeds from sale of assets	1	—	4
Restricted cash	(31)	(25)	—
Termination of out-of-the-money cash flow hedges	—	—	(39)
Other, primarily property removal costs	(20)	(10)	(7)
Total	$(650)	$(578)	$(555)

Future Capital Expenditures — Capital expenditures are estimated at $665 million for 2005, substantially all of which are for major repairs and expansion to support organic growth.

Financing Activities

Capital Resources — Over the next twelve months, TXU Electric Delivery will need to fund ongoing working capital requirements and maturities of debt. TXU Electric Delivery has funded or intends to fund these requirements through cash on hand, cash flows from operations, short-term credit facilities and the issuance of long-term debt or other securities.

Long-term Debt Activity — During the year ended December 31, 2004, TXU Electric Delivery and its subsidiaries issued, reacquired, or made scheduled principal payments on long-term debt as follows:

	Issuances	Retirements

Transition bonds	790	32
First mortgage bonds	—	613

Total	$790	$645

See Note 5 to Financial Statements for further detail of debt issuance and retirements.

Regulatory Asset Securitization— The Settlement Plan approved by the Commission provided TXU Electric Delivery with a financing order authorizing the issuance of securitization bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs. TXU Electric Delivery’s bankruptcy remote subsidiary issued $790 million of the bonds in June of 2004 and $500 million of the bonds in August of 2003. The proceeds were used to retire debt. Because the bond principal and interest payments are secured by the collection of transition charges by TXU Electric Delivery, the $1.3 billion in debt is excluded from TXU Corp.’s and TXU Electric Delivery’s capitalization by credit rating agencies. There is no further issuance authority under the financing order.

Credit Facilities — At March 7, 2005, TXU Electric Delivery had access to credit facilities (directly or through affiliates) totaling $3.0 billion of which $2.2 billion was unused. These credit facilities are used for working capital and general corporate purposes and to support issuances of letters of credit. In January 2005, TXU Corp.’s $425 million credit facility was terminated and $419 of related outstanding letters of credit were effectively transferred to other facilities.  See Note 4 to Financial Statements for details of the arrangements.

Equity — TXU Electric Delivery’s cash distributions may take the legal form of common stock share repurchases or the payment of dividends on outstanding shares of its common stock. The form of the distributions is primarily determined by current and forecasted levels of retained earnings. The common stock share repurchases made subsequent to January 1, 2002 are cash distributions to US Holdings that for financial reporting purposes have been recorded as a return of capital. Any future cash distributions to US Holdings will be reported (i) as a return of capital if made through repurchases or (ii) as a dividend if so declared by the board of directors. Any future common stock share repurchases will reduce the amount of TXU Electric Delivery's equity, but will not change US Holdings' 100% ownership of TXU Electric Delivery.

Capitalization — The capitalization of TXU Electric Delivery at December 31, 2004, consisted of 61.0% long-term debt, less current maturities, and 39.0% shareholder’s equity. Note 6 to the Financial Statements provides detailed disclosures regarding repurchases of common stock.

Short-term Borrowings — At December 31, 2004, TXU Electric Delivery had short-term advances from affiliates of $63 million at a weighted average interest rate of 3.40%. At December 31, 2003 TXU Electric Delivery had outstanding short-term advances from affiliates of $25 million at a weighted average interest rate of 2.92%.

Sale of Receivables — TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to TXU Electric Delivery under the program totaled $63 million and $44 million at December 31, 2004 and 2003, respectively. See Note 4 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

Credit Ratings — Current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

TXU Energy
	TXU Corp.	US Holdings	TXU Electric Delivery	TXU Electric Delivery	Holdings
	(Senior Unsecured)	(Senior Unsecured)	(Secured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BBB-	BBB-	BBB	BBB-	BBB
Moody’s	Ba1	Baa3	Baa1	Baa2	Baa2
Fitch	BBB-	BBB-	A-/BBB+	BBB+	BBB

TXU Electric Delivery’s first mortgage bonds are rated A- and its senior secured notes are rated BBB+ by Fitch. Moody’s and Fitch currently maintain a stable outlook for TXU Corp., US Holdings, TXU Energy Holdings and TXU Electric Delivery. S&P currently maintains a negative outlook for each such entity.

These ratings are investment grade, except for Moody’s rating of TXU Corp.’s senior unsecured debt, which is one notch below investment grade.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of TXU Electric Delivery contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of December 31, 2004, all such applicable covenants were complied with.

Material Cross Default Provisions

Certain financing arrangements contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TXU Energy Holdings or TXU Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default under the $2.5 billion joint credit facilities expiring in June 2005, 2007 and 2009. Under these credit facilities, a default by TXU Energy Holdings or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy Holdings but not as to TXU Electric Delivery. Also, under this credit facility, a default by TXU Electric Delivery or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Electric Delivery but not as to TXU Energy Holdings.

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

TXU Electric Delivery has other arrangements, including interest rate swap agreements and leases with cross default provisions, the triggering of which would not result in a significant effect on liquidity.

Long-term Contractual Obligations and Commitments — The following table summarizes TXU Electric Delivery’s contractual cash obligations as of December 31, 2004 (see Notes 5 and 12 to Financial Statements for additional disclosures regarding these obligations).

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years

Long-term debt - principal	$182	$390	$202	$3,626
Long-term debt - interest	261	506	472	2,460
Operating leases (a)	5	11	7	15
Obligations under services agreements	74	121	121	273
Total contractual cash obligations	$522	$1,028	$802	$6,374
____________
(a) Includes short-term noncancelable leases.

The following contractual obligations were excluded from the table above:
• contracts between affiliated entities and intercompany debt;
• individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);
• contracts that are cancelable without payment of a substantial cancellation penalty;
• employment contracts with management; and
• projected funding for TXU Corp.’s pension and other postretirement benefit plans.

Guarantees — See Note 12 to Financial Statements for details of guarantees.

OFF BALANCE SHEET ARRANGEMENTS

See discussion above under Sale of Receivables and in Note 4 to Financial Statements.

COMMITMENTS AND CONTINGENCIES

See Note 12 to Financial Statements for a discussion of commitments and contingencies, including guarantees.

CHANGES IN ACCOUNTING STANDARDS

See Note 2 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Transmission Rates — Provisions of the 1999 Restructuring Legislation allow TXU Electric Delivery to annually update its wholesale transmission rates to reflect changes in invested capital. These provisions encourage investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments. In April 2004, the Commission approved an increase in TXU Electric Delivery’s wholesale transmission rate, resulting in an annualized revenue increase of $14 million. Approximately $8.5 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $5.5 million is recoverable from REPs through the retail transmission cost recovery factor (TCRF) component of TXU Electric Delivery’s distribution rates charged to REPs.

In order to recover increased affiliate and third-party transmission rates, TXU Electric Delivery is allowed to request an update to the TCRF component of its distribution rate charged to REPs twice a year. In March 2004, the Commission approved an estimated annualized increase of $9 million in the TCRF component of TXU Electric Delivery’s distribution rates charged to REPs. In September 2004, TXU Electric Delivery implemented a second increase in the TCRF component of its retail delivery rates charged to REPs. The new rate will increase annual revenues by an estimated $29.5 million. The effect of TXU Electric Delivery’s wholesale transmission rate increase described in the preceding paragraph was included in TXU Electric Delivery’s September 2004 TCRF update.

Other Commission Matters — On May 27, 2004, the Commission opened an investigation to gather information regarding TXU Electric Delivery’s and its affiliates’ compliance with the Commission’s affiliate code of conduct rules. Conversations with the Commission indicate that this investigation was prompted in large part by TXU Electric Delivery’s change in its legal corporate name from Oncor Electric Delivery Company back to TXU Electric Delivery Company. Those discussions indicate a reasonable expectation that the Commission would focus its investigation on TXU Energy Holdings’ implementation of a disclaimer rule that requires TXU Energy Holdings to place a disclaimer in certain advertisements and on business cards to explain the distinction between TXU Energy Holdings and TXU Electric Delivery. TXU Energy Holdings has received no formal or informal request for information in this investigation.

TXU Electric Delivery filed formal notice of its name change at the Commission on June 1, 2004, by filing for approval of reissued tariffs that display the new company name, but are in all other respects identical to the preexisting tariffs. On August 9, 2004, the Commission Policy Development Division approved the reissued tariffs and ordered TXU Electric Delivery to implement use of a disclaimer regarding the difference between TXU Electric Delivery and its competitive affiliates.

Certain cities within TXU Corp.’s historical service territory, acting in their role as a regulatory authority (with original jurisdiction), have initiated inquiries to determine if the rates of TXU Electric Delivery, which have been established by the Commission, are just and reasonable.  Twenty-three cities have passed such resolutions (and eleven have passed resolutions supporting the other cities). TXU Electric Delivery has the right to appeal any city action to the Commission. In the fourth quarter of 2004, TXU Electric Delivery recorded a $21 million charge, reported in other deductions, for estimated settlement payments to resolve these inquiries. The settlement agreement, which was finalized February 22, 2005, avoids any immediate rate actions, but requires TXU Electric Delivery to file a rate case in 2006, based on a 2005 test year, unless the cities and TXU Electric Delivery mutually agree that such a filing is unnecessary. The final settlement amounts are undetermined; however, TXU Electric Delivery believes it will approximate the amount accrued.

ERCOT Market Issues - The Texas Public Utility Regulatory Act (PURA) and the Commission are subject to “sunset review” by the Texas Legislature in the 2005 legislative session. Sunset review entails, generally, a comprehensive review of the need for and efficacy of an administrative agency (e.g., the Commission), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g., PURA). As part of the sunset review process, the legislative Sunset Advisory Commission has recommended that the Legislature reauthorize the Commission for at least six years, and has recommended other changes to PURA that are not expected to have a material impact upon TXU Electric Delivery’s operations. The Legislature could consider and enact other changes to PURA, but TXU Electric Delivery cannot predict whether any such changes might have a material impact on its operations.

In addition to sunset review, the Texas Legislature and other Texas governmental entities have initiated investigations into alleged improprieties regarding some contracting practices of ERCOT, the nongovernmental entity that has operational control of the electric grid for much of Texas. To date, these activities have not resulted in actions that are expected to have a material impact on TXU Electric Delivery’s operations, but TXU Electric Delivery cannot predict whether the culmination of these or other governmental activities that may affect the ERCOT market may result in any such material adverse effect.

Summary — Although TXU Electric Delivery cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk that TXU Electric Delivery may experience a loss in value as a result of changes in market conditions such as interest rates, which TXU Electric Delivery is exposed to in the ordinary course of business. TXU Electric Delivery enters into financial instruments to manage interest rate risk related to its indebtedness.

	Expected Maturity Date
	2005	2006	2007	2008	2009	There-after	2004 Total	2004 Fair Value	2003 Total	2003 Fair Value
Long-term debt
(including current maturities)
Fixed rate	$182	$93	$297	$99	$103	$3,626	$4,400	$4,808	$4,256	$4,645
Average interest rate	4.90%	3.03%	4.53%	3.72%	4.02%	6.41%	6.04%	—	6.48%	—

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. TXU Electric Delivery’s customers consist primarily of REPs. As a requisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the Commission. REP certificates granted by the Commission are subject to suspension and revocation for significant violation of PURA and Commission rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs adopted by the Commission. Since most of the transmission and distribution services provided and invoiced by TXU Electric Delivery are to its affiliated REP, TXU Energy Holdings, a material loss to TXU Electric Delivery arising from nonperformance by its customers is considered unlikely.

TXU Electric Delivery’s exposure to credit risk as of December 31, 2004 primarily represents trade accounts receivable from unaffiliated customers of $72 million. TXU Electric Delivery has two customers that exceed 10% of the unaffiliated trade receivable amount at December 31, 2004. One with a net uncollateralized balance of $12 million and the other with a net uncollateralized balance of $10 million. Both customers are noninvestment grade quality; however, the customers have consistently performed their obligations in accordance with their agreements.

TXU Electric Delivery is also exposed to credit risk related to the Capgemini put option with a carrying value of $51 million as discussed in Note 1 to Financial Statements.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Some important factors, in addition to others specifically addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, that could have a material impact on TXU Electric Delivery’s operations, financial results and financial condition, and could cause TXU Electric Delivery’s actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

The implementation of performance improvement initiatives identified by management may not produce the desired results and may result in disruptions arising from employee displacements and the rapid pace of changes to organizational structure and operating practices and processes. Most notably, TXU Electric Delivery is subject to the risk that the joint venture outsourcing arrangement with Capgemini may not produce the desired cost savings as well as potential transition costs, which would likely be significant, in the event TXU Electric Delivery needed to switch to another vendor if Capgemini failed to perform its obligations to TXU Electric Delivery.

TXU Electric Delivery is subject to changes in laws (including PURA, the Federal Power Act, as amended, the Clean Air Act, as amended, and the Public Utility Holding Company Act of 1935, as amended) and changing governmental policies and regulatory actions (including those of the Commission, the FERC and the EPA) with respect to matters including, but not limited to, market structure and design, construction and operation of transmission facilities, acquisition, disposal, depreciation, and amortization of regulated assets and facilities and return on invested capital. In particular, PURA and the Commission will be subject to sunset review by the Texas Legislature during this 2005 legislative session. See “ERCOT Market Issues” above.

TXU Electric Delivery’s rates are regulated by the Commission and are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. TXU Electric Delivery’s rates are regulated by the Commission based on an analysis of TXU Electric Delivery’s costs, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of TXU Electric Delivery’s costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of TXU Electric Delivery’s costs and the return on invested capital allowed by the Commission.

The majority of TXU Electric Delivery’s revenues are derived from rates that TXU Electric Delivery collects from each REP based on the amount of electricity TXU Electric Delivery distributes on behalf of each such REP. Thus, TXU Electric Delivery’s revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage. In addition, the operation of electricity transmission and distribution facilities involves many risks, including breakdown or failure of equipment and transmission lines, lack of sufficient capital to maintain the facilities, the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses. Natural disasters, war, terrorist acts and other catastrophic events may impact TXU Electric Delivery’s operations in adverse ways, including disruption of power production and energy delivery activities, declines in customer demand, cost increases and instability in the financial markets. TXU Electric Delivery’s ability to obtain insurance, and the cost of and coverage provided by such insurance could be affected by events outside its control.

TXU Electric Delivery’s revenues from the distribution of electricity are collected from 47 REPs, including TXU Energy Holdings, that sell the electricity TXU Electric Delivery distributes to their customers. TXU Electric Delivery depends on these REPs to timely remit these revenues to TXU Electric Delivery. TXU Electric Delivery could experience delays or defaults in payment from these REP’s. TXU Energy Holdings represents 71% of TXU Electric Delivery’s distribution revenues.

In addition to revenues, TXU Electric Delivery is owed other significant amounts from TXU Energy Holdings. The incremental income taxes TXU Electric Delivery will pay on the increased delivery fees to be charged to TXU Electric Delivery’s customers related to the aggregate issuance of approximately $1.3 billion in securitization bonds will be reimbursed by TXU Energy Holdings. Therefore, TXU Electric Delivery’s financial statements reflect a $435 million receivable from TXU Energy Holdings that will be extinguished as TXU Electric Delivery pays the related income taxes.

The continuous process of technological development may result in the introduction to retail customers of economically attractive alternatives to purchasing electricity through TXU Electric Delivery’s distribution facilities. While not generally competitive now, manufacturers of self-generation facilities continue to develop smaller-scale, more efficient generating units that can be cost-effective options for certain customers.

TXU Corp. and US Holdings are not obligated to provide any loans, further equity contributions or other funding to TXU Electric Delivery. TXU Electric Delivery must compete with all of TXU Corp.’s and US Holdings’ other subsidiaries for capital and other resources. While, as a member of the TXU Corporate group, TXU Electric Delivery operates within policies, including dividend policies, established by TXU Corp. that impact the liquidity of TXU Electric Delivery, the regulation of TXU Electric Delivery’s rates provides economic disincentives to any significant reduction of TXU Electric Delivery’s equity capitalization and prohibits cross-subsidization of other TXU Corp. group members by TXU Electric Delivery.

TXU Electric Delivery’s ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables. If TXU Electric Delivery’s efforts to complete capital improvements are unsuccessful, TXU Electric Delivery could be subject to additional costs and/or the write-off of its investment in the project or improvement.

The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact TXU Electric Delivery’s ability to sustain and grow its businesses, which are capital intensive, and would increase its capital costs. TXU Electric Delivery relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. TXU Electric Delivery’s access to the financial markets could be adversely impacted by various factors, such as:

•	changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;
•	inability to access commercial paper markets;
•	a deterioration of TXU Electric Delivery’s credit or a reduction in TXU Electric Delivery’s credit ratings or the credit ratings of TXU Corp. or its other subsidiaries;
•	a material breakdown in TXU Electric Delivery’s risk management procedures; and
•	the occurrence of material adverse changes in TXU Electric Delivery’s businesses that restrict TXU Electric Delivery’s ability to access its liquidity facilities.

A lack of necessary capital and cash reserves could adversely impact TXU Electric Delivery’s growth plans, its ability to raise additional debt and the evaluation of its creditworthiness by rating agencies.

As a result of the energy crisis in California during 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by Enron Corporation, accounting irregularities of public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and nonregulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Accounting irregularities at certain companies in the industry have caused regulators and legislators to review current accounting practices and financial disclosures. The capital markets and ratings agencies also have increased their level of scrutiny. Additionally, allegations against various energy trading companies of “round trip” or “wash” transactions, which involve the simultaneous buying and selling of the same amount of power at the same price and delivery location and provide no true economic benefit, power market manipulation and inaccurate power and commodity price reporting have had a negative effect on the industry. TXU Electric Delivery believes that it is complying with all applicable laws, but it is difficult or impossible to predict or control what effect events and investigations in the energy industry may have on TXU Electric Delivery’s financial condition or access to the capital markets. Additionally, it is unclear what laws and regulations may develop, and TXU Electric Delivery cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or its operations specifically. Any such new accounting standards could negatively impact reported financial results.

The issues and associated risks and uncertainties described above are not the only ones TXU Electric Delivery may face. Additional issues may arise or become material as the energy industry evolves.

FORWARD-LOOKING STATEMENTS
This report and other presentations made by TXU Electric Delivery contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that TXU Electric Delivery expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of TXU Electric Delivery’s business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook,”), are forward-looking statements. Although TXU Electric Delivery believes that in making such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed above under “RISK FACTORS THAT MAY AFFECT FUTURE RESULTS” and the following important factors, among others, that could cause the actual results of TXU Electric Delivery to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the FERC and the Commission, with respect to:

allowed rate of return;

industry, market and rate structure;

recovery of investments;

acquisitions and disposals of assets and facilities;

operation and construction of facilities;

changes in tax laws and policies; and

changes in and compliance with environmental and safety laws and policies;

•	continued implementation of, and “sunset” provisions regarding, the 1999 Restructuring Legislation;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	TXU Electric Delivery’s ability to implement the initiatives that are part of its restructuring, operational improvement and cost reduction program, and the terms which those initiatives are executed;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions;

•	inability of various counterparties to meet their obligations with respect to TXU Electric Delivery’s financial instruments;

•	changes in technology used by and services offered by TXU Electric Delivery;

•
significant changes in TXU Electric Delivery’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to TXU Electric Delivery; and

•	actions by credit rating agencies.

Any forward-looking statement speaks only as of the date on which it is made, and TXU Electric Delivery undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for TXU Electric Delivery to predict all of them, nor can TXU Electric Delivery assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

TXU ELECTRIC DELIVERY COMPANY
STATEMENT OF RESPONSIBILITY

The management of TXU Electric Delivery Company is responsible for the preparation, integrity and objectivity of the consolidated financial statements of TXU Electric Delivery Company and other information included in this report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. As appropriate, the statements include amounts based on informed estimates and judgments of management.

The management of TXU Electric Delivery Company is responsible for establishing and maintaining a system of internal control, which includes the internal controls and procedures for financial reporting, that is designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU Electric Delivery Company’s system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2004, TXU Electric Delivery Company’s system of internal control was adequate to accomplish the objectives discussed herein.

The independent registered public accounting firm of Deloitte & Touche LLP is engaged to audit, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of TXU Electric Delivery Company and its subsidiaries and to issue their report thereon.

/s/ T. L. BAKER	/s/ H. DAN FARELL
(T. L. Baker, Chairman of the Board	H. Dan Farell, Senior Vice President
and Chief Executive)	and Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of TXU Electric Delivery Company:

We have audited the accompanying consolidated balance sheets of TXU Electric Delivery Company and subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related statements of consolidated income, comprehensive income, cash flows and shareholder’s equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates and assumptions made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the TXU Electric Delivery Company and subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the Notes to Financial Statements, the Company changed its method of accounting for stock based compensation with the election to early adopt Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 21, 2005

TXU ELECTRIC DELIVERY COMPANY
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2004	2003	2002
	Millions of Dollars

Operating revenues:
Affiliated	$1,420	$1,489	$1,586
Nonaffiliated	806	598	408
Total operating revenues	2,226	2,087	1,994

Operating expenses:
Operation and maintenance	815	786	762
Depreciation and amortization	389	297	264
Income taxes	113	106	100
Taxes other than income	380	376	391
Total operating expenses	1,697	1,565	1,517

Operating income	529	522	477

Other income and deductions:
Other income	7	8	9
Other deductions	55	4	7
Nonoperating income taxes	3	20	18

Interest income	56	52	49

Interest expense and related charges	279	300	265

Income before extraordinary gain (loss) and cumulative effect of
change in accounting principle	255	258	245

Extraordinary gain (loss), net of tax effect	16	—	(123)

Cumulative effect of change in accounting principle, net of tax	2	—	—

Net income	$273	$258	$122

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2004	2003	2002
	Millions of Dollars

Net income	$273	$258	$122
Other comprehensive income (loss), net of tax effects:
Minimum pension liability adjustment (net of tax benefit of $2 and $1)	(3)	(2)	—
Cash flow hedges:
Net change in fair value of derivatives (net of tax benefit of $14)	—	—	(25)
Amounts realized in earnings during the year	1	1	1
Total	(2)	(1)	(24)

Comprehensive income	$271	$257	$98

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	Millions of Dollars

Cash flows — operating activities:
Income before extraordinary gain (loss) and cumulative effect of change in accounting
principle	$255	$258	$245
Adjustments to reconcile income before extraordinary gain (loss) and cumulative effect of change in accounting principle to cash provided by operating activities
Depreciation and amortization	390	303	285
Deferred income taxes and investment tax credits — net	42	108	154
Settlement accrual	21	—	—
Bad debt expense	—	5	5
Stock-based compensation	8	3	—
Changes in operating assets and liabilities:
Accounts receivable — trade (including affiliates)	(36)	(10)	(207)
Impact of sale of accounts receivable program	19	26	(14)
Inventories	(5)	11	(2)
Accounts payable — trade (including affiliates)	15	13	(23)
Other assets	(55)	(182)	(203)
Other liabilities	38	115	(7)
Cash provided by operating activities	692	650	233

Cash flows — financing activities:
Issuance of long-term debt	790	500	3,050
Retirements/repurchases of debt	(645)	(676)	(1,084)
Net change in advances from affiliates	38	(35)	(1,345)
Decrease in note receivable from TXU Energy Holdings related to a regulatory liability	2	170	180
Redemption deposit applied to debt retirement	—	210	(210)
Capital contribution from parent	—	250	—
Repurchase of common stock	(450)	(300)	(150)
Debt premium, discount, financing and reacquisition expenses	(22)	(23)	(77)
Cash provided by (used in) financing activities	(287)	96	364

Cash flows — investing activities:
Capital expenditures	(600)	(543)	(513)
Proceeds from sale of assets.	1	—	4
Other	(51)	(35)	(46)
Cash used in investing activities	(650)	(578)	(555)

Net change in cash and cash equivalents	(245)	168	42

Cash and cash equivalents — beginning balance	245	77	35

Cash and cash equivalents — ending balance	$—	$245	$77
See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	Millions of Dollars
ASSETS

Current assets:
Cash and cash equivalents	$—	$245
Restricted cash	43	12
Accounts receivable :
Affiliates (principally TXU Energy Holdings)	194	189
All other	72	58
Notes or other receivables due from TXU Energy Holdings currently	49	13
Materials and supplies inventories — at average cost	33	29
Other current assets	31	33
Total current assets	422	579

Investments	62	44
Property, plant and equipment ― net	6,609	6,333
Notes or other receivables due from TXU Energy Holdings	386	423
Regulatory assets ― net	1,891	1,872
Other noncurrent assets	123	65
Total assets	$9,493	$9,316

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Advances from affiliates	$63	$25
Long-term debt due currently	182	243
Accounts payable - trade	58	43
Accrued taxes	215	153
Accrued interest	77	88
Other current liabilities	122	146
Total current liabilities	717	698

Investment tax credits	63	68
Accumulated deferred income taxes	1,524	1,432
Other noncurrent liabilities and deferred credits	303	279
Long-term debt, less amounts due currently	4,199	3,983
Total liabilities	6,806	6,460

Contingencies (Note 12)

Shareholder’s equity (Note 6)	2,687	2,856

Total liabilities and shareholder’s equity	$9,493	$9,316

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDER’S EQUITY

	December 31,
	2004	2003	2002
	Millions of Dollars

Common stock without par value — authorized shares — 100,000,000:
Balance at beginning of year	$2,501	$2,551	$2,701
Capital contribution of parent	—	250	—
Noncash contribution of parent related to share-based compensation	10	—	—
Common stock repurchased and retired (2004 ─ 11,247,225 shares;
2003 ─ 7,500,000 shares; 2002 ─ 1,388,000 shares)	(450)	(300)	(150)
Balance at end of year (2004 — 48,864,775 shares; 2003 — 60,112,000 shares;
2002 — 67,612,000 shares)	2,061	2,501	2,551
Retained earnings:
Balance at beginning of year	380	122	—
Net income	273	258	122
Balance at end of year	653	380	122

Accumulated other comprehensive loss, net of tax effects:
Minimum pension liability adjustment:
Balance at beginning of year	(2)	—	—
Change during the year	(3)	(2)	—
Balance at end of year	(5)	(2)	—
Cash flow hedges (SFAS 133):
Balance at beginning of year	(23)	(24)	—
Change during the year	1	1	(24)
Balance at end of year	(22)	(23)	(24)
Total accumulated other comprehensive loss	(27)	(25)	(24)

Total shareholder’s equity	$2,687	$2,856	$2,649

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY
NOTES TO FINANCIAL STATEMENTS

1.	MANAGEMENT CHALLENGES AND INITIATIVES

TXU Electric Delivery  is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A majority of TXU Electric Delivery’s revenues represent fees for delivery services provided to TXU Energy Holdings, also a subsidiary of US Holdings. For the year ended December 31, 2004, distribution revenues from TXU Energy Holdings represented 71% of TXU Electric Delivery’s total distribution revenues and 64% of TXU Electric Delivery’s total revenue.

TXU Electric Delivery’s financial statements include its wholly-owned, bankruptcy remote subsidiary TXU Electric Delivery Transition Bond Company LLC. TXU Electric Delivery Transition Bond Company LLC was organized for the limited purpose of issuing securitization bonds to recover regulatory asset stranded costs and other qualified costs.

TXU Electric Delivery is managed as an integrated business; consequently, there are no separate reportable business segments.

Electric Industry Restructuring ― The 1999 Restructuring Legislation restructured the electric utility industry in Texas and provided for a transition to competition in the generation and retail sale of electricity. TXU Corp. disaggregated its electric utility business, as required by the legislation, and restructured certain of its businesses as of January 1, 2002 resulting in two new business operations:

•	TXU Electric Delivery - a utility regulated by the Commission that holds electricity transmission and distribution assets and engages in electricity delivery services.

•	TXU Energy Holdings - a competitive business that holds the power generation assets and engages in wholesale and retail energy sales.

The relationships of these entities and their rights and obligations with respect to their collective assets and liabilities are contractually described in a master separation agreement executed in December 2001.

A settlement of outstanding issues and other proceedings related to implementation of the 1999 Restructuring Legislation received final approval by the Commission in January 2003. See Note 11 for further discussion.

Management Change and Restructuring plan

Mr. C. John Wilder, who was named president and chief executive of TXU Corp. in February 2004, and senior management reviewed TXU Corp.’s operations during 2004 to identify and implement strategic initiatives designed to improve operational and financial performance. As described below, areas reviewed that impacted TXU Electric Delivery related to TXU Corp.’s cost structure, including organizational alignments and headcount as well as noncore business activities.

Management believes that its actions in 2004 have resulted in a more cost effective, service focused organization. In addition, increased focus on regulatory contingencies has resulted in significant progress in resolving these matters. These activities have resulted in unusual charges impacting 2004 net income, summarized as follows and discussed below in more detail:

	Income Statement	Charge to Earnings
	Classification	Pretax	After-tax

Employee severance charges	Other deductions	$20	$13
Rate case settlement reserve	Other deductions	21	14
Outsourcing transition costs	Other deductions	4	3
Software write-off and asset impairment	Other deductions	4	2
Other charges	Operating costs/SG&A	2	1

Total		$51	$33

In May 2004, as part of an overall arrangement initiated by and involving TXU Corp. and its subsidiaries, TXU Electric Delivery entered into a services agreement with Capgemini Energy LP (Capgemini), a new company initially providing business process support services to TXU Corp. only, but immediately implementing a plan to offer similar services to other utility companies. Under the ten-year agreement, over 2,500 employees (including approximately 200 from TXU Electric Delivery) transferred from subsidiaries of TXU Corp. to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustment for volumes or other factors, include information technology, customer call center, billing, human resources, supply chain and certain accounting activities.

As part of the agreement, Capgemini was provided a royalty-free right, under an asset license arrangement, to use TXU Corp.’s information technology assets, consisting primarily of capitalized software. A portion of the software was in development and had not yet been placed in service. As a result of outsourcing its information technology activities, TXU Corp. no longer intends to develop the software and from TXU Corp.’s perspective the software is abandoned. The agreement with Capgemini does not require that any software in development be completed and placed in service. Consequently, the carrying value of these software projects was written off, resulting in a charge of $1 million (after-tax), reported in other deductions, related to TXU Electric Delivery’s portion of this software. The remaining assets were transferred to a subsidiary of TXU Corp. at book value in exchange for an interest in that subsidiary. Such interest is accounted for by TXU Electric Delivery on the equity method, and TXU Electric Delivery recorded equity losses (representing deprecation expense) of $2 million, reported in other deductions.

TXU Corp. (through the subsidiary) obtained a 2.9% limited partnership interest in Capgemini in exchange for the asset license described above. TXU Corp. has the right to sell (the “put option”) its interest and the licensed software to Cap Gemini North America Inc. for $200 million, plus its share of Capgemini’s undistributed earnings, upon expiration of the services agreement, or earlier upon the occurrence of certain unexpected events. Cap Gemini North America Inc. has the right to purchase these interests under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million and is being accounted for on the cost method.

TXU Electric Delivery has recorded its share of the fair value of the put option, estimated at $51 million, as a noncurrent asset. Of this amount, $49 million was recorded as a reduction to the carrying value of the investment. This accounting is in accordance with guidance related to sales and licensing of internally developed software described in AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The difference of $2 million, which represented the fair value of the assumed cash distributions and gains while holding the partnership interest for the period prior to exercise of the put, was recorded as a noncurrent deferred credit. The remaining balance of the software is being amortized over the estimated remaining useful lives.

Also as part of the agreement, TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 18 months of their transfer to Capgemini. Accordingly, in the second quarter of 2004, TXU Electric Delivery recorded an $11 million ($7 million after-tax) charge for its share of severance liabilities. In addition, TXU Corp. committed to pay up to $25 million for costs associated with transitioning the outsourced activities to Capgemini. During 2004, TXU Electric Delivery recorded its share of transition expenses of $4 million ($3 million after-tax).

Organizational Realignment and Headcount Reductions

During 2004, management completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, TXU Electric Delivery completed a self-nomination severance program and other involuntary severance actions, and recorded severance charges totaling $9 million ($6 million after-tax). This amount includes $7 million in allocated TXU Corp. severance charges. Additionally, TXU Electric Delivery recorded $11 million of employee severance costs as a regulatory asset in accordance with SFAS 71.

Rate Case Settlement

In the fourth quarter of 2004, TXU Electric Delivery recorded a $21 million ($14 million after-tax) charge for estimated settlement payments. The settlement, which was finalized February 22, 2005, is the result of a number of municipalities initiating an inquiry regarding distribution rates. The agreement avoids any immediate rate actions, but would require TXU Electric Delivery to file a rate case in 2006, based on a 2005 test year, unless the municipalities and TXU Electric Delivery mutually agree that such a filing is unnecessary. The final settlement amounts are being determined; however, TXU Electric Delivery believes the total will closely approximate the amount accrued.

2.	SIGNIFICANT ACCOUNTING POLICIES AND CHANGES IN ACCOUNTING STANDARDS

Basis of Presentation — The consolidated financial statements of TXU Electric Delivery, which include the results of operations of TXU Electric Delivery Transition Bond Company LLC, have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2003 Form 10-K except for the adoption of SFAS 123R as discussed below. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Use of Estimates — The preparation of TXU Electric Delivery’s financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

Financial Instruments and Mark-to-Market Accounting — TXU Electric Delivery enters into financial instruments, including swaps, primarily to manage market risk related to changes in interest rates. In accordance with SFAS 133, the fair value of each derivative is recognized on the balance sheet and changes in the fair value recognized in earnings. This recognition is referred to as “mark-to-market” accounting. However, if certain criteria are met, TXU Electric Delivery may elect to designate the derivative as a cash flow or fair value hedge. A cash flow hedge mitigates the risk associated with variable future cash flows (e.g., debt with variable interest rate payments), while a fair value hedge mitigates risk associated with fixed future cash flows (e.g., debt with fixed interest rate payments).

In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income. Amounts remain in other comprehensive income, provided the underlying transactions remain probable of occurring, and are reclassified into earnings as the underlying transactions occur. Fair value hedges are recorded as derivative assets or liabilities with an offset to the carrying value of the related asset or liability. Any ineffectiveness associated with the hedges is recorded in earnings. TXU Electric Delivery did not recognize any ineffectiveness related to fair value hedges in 2004.

Revenue Recognition — TXU Electric Delivery records revenue for delivery services under the accrual method. Electricity delivery revenues are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the delivery fee value of electricity provided from the meter reading date to the end of the period. The accrued revenue is based on actual daily revenues for the most recent metered period applied to the number of unmetered days through the end of the period. Unbilled revenues reflected in accounts receivable totaled $106 million and $96 million at December 31, 2004 and 2003, respectively.

System of Accounts — The accounting records of TXU Electric Delivery have been maintained in accordance with the FERC Uniform System of Accounts as adopted by the Commission.

Regulatory Assets and Liabilities — The financial statements of TXU Electric Delivery reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS 71. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See Notes 11 and 13 to Financial Statements.)

See Note 2 for a discussion of the extraordinary gain recorded in 2004 and the extraordinary loss recorded in 2002 related to the adjustments in the carrying value of TXU Electric Delivery’s regulatory asset subject to securitization.

Property, Plant and Equipment — Properties are stated at original cost. The cost of electric delivery property additions includes labor and materials, applicable overhead and payroll-related costs and an allowance for funds used during construction. Other property additions are stated at cost.

Depreciation of TXU Electric Delivery’s property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties. As is common in the industry, TXU Electric Delivery records depreciation expense using composite depreciation rates that reflect blended estimates of the lives of major asset components as compared to depreciation expense calculated on an asset-by-asset basis. Consolidated depreciation expense as a percent of average depreciable property approximated 2.8% for 2004 and 2003 and 2.9% for 2002.

Allowance For Funds Used During Construction (AFUDC) — AFUDC is a cost accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to utility plant and equipment being constructed. AFUDC is capitalized for all expenditures for ongoing construction work in progress not otherwise included in rate base by regulatory authorities. AFUDC capitalized totaled $8 million in each of the years ending December 31, 2004, 2003 and 2002. See Note 13 for detail of amounts.

Pension and Other Postretirement Benefit Plans — TXU Electric Delivery is a participating employer in the defined benefit pension plan and cash balance plan sponsored by TXU Corp. TXU Electric Delivery also participates with TXU Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing pension and other postretirement benefits are dependent upon numerous factors, assumptions and estimates. (See Note 9 for information regarding pension and other postretirement benefit plans).

Franchise and Revenue-Based Taxes — Franchise and revenue-based taxes such as gross receipt taxes are not a “pass through” item such as sales and excise taxes. Gross receipts taxes are assessed to TXU Electric Delivery by local governmental bodies, based on kilowatt-hours, as a cost of doing business. TXU Electric Delivery records gross receipts tax as an expense. Rates charged to customers by TXU Electric Delivery are intended to recover the taxes, but TXU Electric Delivery is not acting as an agent to collect the taxes from customers.

Income Taxes —- TXU Corp. files a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based on their respective taxable income or loss. Investment tax credits are amortized to income over the estimated lives of the properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Certain provisions of SFAS 109 provide that regulated enterprises are permitted to recognize deferred taxes as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

Cash Equivalents — For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

Changes in Accounting Standards — SFAS 123R was issued in December 2004. SFAS 123R is a revision of SFAS 123 and supersedes APB 25. TXU Electric Delivery participates in TXU Corp.’s Long-Term Incentive Compensation Plan. Under this plan, TXU Corp. grants awards of restricted stock and performance units paid in stock. TXU Corp. early adopted SFAS 123R (effective October 1, 2004) in determining reported expenses for these awards in 2004, and TXU Electric Delivery recorded a cumulative effect of change in accounting principle of a $2 million after-tax credit. (See Note 7.)

3. EXTRAORDINARY ITEMS

The Settlement Plan addressed the issuance of securitization bonds to recover regulatory asset stranded costs and other qualified costs. A financing order finalized in January 2003 authorized the issuance of securitization bonds by TXU Electric Delivery with a principal amount of $1.3 billion. An extraordinary gain of $16 million (net of tax of $9 million) recorded by TXU Electric Delivery in the second quarter of 2004 represents an increase in the carrying value of the regulatory asset subject to securitization. The second and final tranche of the securitization bonds was issued in June 2004. The increase in the related regulatory asset is due to the effect of higher interest rates than previously estimated on the bonds and therefore increased amounts to be recovered from REPs through revenues as a transition charge to service the principal and interest on the bonds. In the fourth quarter of 2002, TXU Electric Delivery recorded an extraordinary loss of $123 million (net of income tax benefit of $66 million) principally to write down the regulatory assets to reflect lower interest rates than originally assumed. The balance of the regulatory asset was $1.6 billion at December 31, 2004.

4.  SHORT-TERM FINANCING

Short-term Borrowings — At December 31, 2004, TXU Electric Delivery had short-term advances from affiliates of $63 million at a weighted average interest rate of 3.4%. At December 31, 2003 TXU Electric Delivery had short-term advances from affiliates of $25 million at a weighted average interest rate of 2.92%.

Credit Facilities — A December 31, 2004, TXU Electric Delivery had access to credit facilities  directly or through affiliates (some of which provide for long-term borrowings) as follows:

			At December 31, 2004
	Maturity	Authorized	Facility	Letters of	Cash
Facility	Date	Borrowers	Limit	Credit	Borrowings	Availability
364-day Credit Facility	June 2005	TXU Energy Holdings, TXU Electric Delivery	$600	$75	$ ─	$525
Three-Year Revolving Credit Facility	June 2007	TXU Energy Holdings, TXU Electric Delivery	1,400	18	210	1,172
Five-Year Revolving Credit Facility	December 2005	TXU Corp.	425	419	─	6
Five-Year Revolving Credit Facility	June 2009	TXU Energy Holdings, TXU Electric Delivery	500	─	─	500
Five-Year Revolving Credit Facility	December 2009	TXU Energy Holdings	500	─	─	500
Total			$3,425	$512	$210	$2,703

TXU Corp.’s $500 million five-year revolving credit facility that provided for up to $500 million in letters of credit and/or up to $250 million of loans ($500 million in the aggregate) was amended to reduce the credit facility to $425 million in December 2004. To the extent capacity was available under this facility, it was made available to US Holdings, TXU Energy Holdings and TXU Electric Delivery.

In June 2004, US Holdings, TXU Energy Holdings and TXU Electric Delivery replaced $2.25 billion of credit facilities scheduled to mature in 2005 with $2.5 billion of credit facilities for TXU Energy Holdings and TXU Electric Delivery maturing in June 2005, 2007 and 2009. These facilities are used for working capital and general corporate purposes and provide back-up for any future issuances of commercial paper by TXU Energy Holdings or TXU Electric Delivery. At December 31, 2004, there was no such commercial paper outstanding.

Sale of Receivables — TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). Funding under the program as of December 31, 2004 was $63 million.

Effective June 30, 2004, the program was extended through June 28, 2005. As part of the extension, the maximum amount available to TXU Corp. under the program was increased from $600 million to $700 million in recognition of seasonal power sales. Additionally, the extension allows for increased availability of funding through a credit ratings-based reduction (based on each originator’s credit rating) of customer deposits previously used to reduce the amount of undivided interests that could be sold. Undivided interests will now be reduced by 100% of the customer deposit for a Baa3/BBB- rating; 50% for a Baa2/BBB rating; and zero % for a Baa1/BBB+ and above rating.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes receivable, which is reported in accounts receivable, was $45 million at December 31, 2004 and $37 million at December 31, 2003.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were approximately $2.1%, 2.4% and 3.7% for 2004, 2003 and 2002, and approximated 2.1%, 2.4% and 3.7% for 2004,  2003 and 2002, respectively, of the average funding under the program on an annualized basis. These fees represent the net incremental costs of the program to TXU Electric Delivery and are reported in operation and maintenance expenses.

The December 31, 2004 balance sheet reflects $107 million face amount of trade accounts receivable, reduced by $63 million of undivided interests sold by TXU Receivables Company. Funding under the program increased $19 million in 2004 and $26 million in 2003 and decreased $14 million in 2002. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to TXU Electric Delivery for 2004, 2003 and 2002 were as follows:

	Year Ended December 31,
	2004	2003	2002

Cash collections on accounts receivable	$669	$403	$225
Face amount of new receivables purchased	(696)	(426)	(234)
Discount from face amount of purchased receivables	1	1	1
Program fees paid	(1)	(1)	(1)
Increase (decrease) in subordinated notes payable	8	(3)	23
Operating cash flows used by (provided to) TXU Electric Delivery under the program	$(19)	$(26)	$14

Upon termination of the program, cash flows to TXU Electric Delivery would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days.

Contingencies Related to Sale of Receivables Program — Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

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

The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to competition. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Corp. and ERCOT for clearing customers’ switching and billing data. Also, strengthened credit and collection policies and practices have brought the ratios into consistent compliance with the program requirements.

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

5. LONG-TERM DEBT

Long-term Debt — At December 31, 2004 and 2003, long-term debt of TXU Electric Delivery and its consolidated subsidiary consisted of the following:

	December 31,	December 31,
	2004	2003
TXU Electric Delivery
8.250% Fixed First Mortgage Bonds due April 1, 2004	$—	$100
6.250% Fixed First Mortgage Bonds due October 1, 2004	—	121
6.750% Fixed First Mortgage Bonds due July 1, 2005	92	92
7.625% Fixed First Mortgage Bonds due July 1, 2025	—	215
7.375% Fixed First Mortgage Bonds due October 1, 2025	—	178
6.375% Fixed Senior Secured Notes due May 1, 2012	700	700
7.000% Fixed Senior Secured Notes due May 1, 2032	500	500
6.375% Fixed Senior Secured Notes due January 15, 2015	500	500
7.250% Fixed Senior Secured Notes due January 15, 2033	350	350
5.000% Fixed Debentures due September 1, 2007	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(19)	(30)
Sub-total	3,123	3,726

TXU Electric Delivery Transition Bond Company LLC (a)
2.260% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2007	80	103
4.030% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2010	122	122
4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2009	270	—
4.810% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2012	221	—
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	290	—
Total TXU Electric Delivery Transition Bond Company LLC	1,258	500

Total TXU Electric Delivery	4,381	4,226

Less amount due currently	182	243

Total long-term debt	$4,199	$3,983

___________
(a) These bonds are nonrecourse to TXU Electric Delivery.

Debt Issuances and Repayments in 2004:

In June 2004, TXU Electric Delivery’s wholly-owned, special purpose bankruptcy-remote subsidiary, TXU Electric Delivery Transition Bond Company LLC, issued $790 million aggregate principal amount of transition (securitization) bonds in accordance with the Settlement Plan and a financing order related to the transition to competition. The bonds were issued in three classes that require semi-annual interest and principal installment payments beginning in November 2004 through specified dates in 2009 through 2016. The transition bonds bear interest at fixed annual rates ranging from 3.52% to 5.29%. TXU Electric Delivery used the proceeds to retire two series of mortgage bonds with an aggregate principal amount of $393 million due in 2025 and repurchase shares of common stock from US Holdings for $375 million. US Holdings used the proceeds it received to repay short-term borrowings. As a result of the retirement of these two series of mortgage bonds, TXU Electric Delivery has the ability  to release the liens on its outstanding senior secured notes, making them rank equally with TXU Electric Delivery’s other senior unsecured debt. No decision has been made regarding the release of liens.

Other retirements of long-term debt in 2004 totaling $252 million represent payments at scheduled maturity dates.

Debt Issuances and Repayments in 2003:

In 2003, TXU Electric Delivery Transition Bond Company LLC issued $500 million aggregate principal amount of transition (securitization) bonds. TXU Electric Delivery used the proceeds to retire the $224 million aggregate principal amount of its 7.875% First Mortgage Bonds due March 1, 2023 and $133 million principal amount of its 7.875% First Mortgage Bonds due April 1, 2024. In addition, TXU Electric Delivery redeemed $305 million of first mortgage bonds and $15 million of its medium-term secured notes.

Maturities — Sinking fund and maturity requirements for all long-term debt instruments, excluding capital lease obligations, in effect at December 31, 2004, were as follows:

Year
2005	$182
2006	93
2007	297
2008	99
2009	103
Thereafter	3,626
Unamortized premium and discount and fair value adjustments	(19)
Total	$4,381

6. SHAREHOLDER’S EQUITY

For the 2004 reporting period, TXU Corp. early adopted SFAS 123R. Under SFAS 123R, compensation expense related to share-based awards to TXU Electric Delivery’s employees is accounted for as a noncash capital contribution from the parent. Accordingly, TXU Electric Delivery recorded a $10 million credit to its common stock account in 2004. See Note 7 to Financial Statements.

All of TXU Electric Delivery’s common stock is held by US Holdings. In June 2004, TXU Electric Delivery repurchased and retired 9,372,225 shares of common stock for $375 million. In both January and April 2004, TXU Electric Delivery repurchased and retired 937,500 shares of common stock for $37.5 million.

During 2003, TXU Electric Delivery repurchased and retired a total of 7,500,000 shares of common stock for $300 million. In May 2003, TXU Electric Delivery received a capital contribution from US Holdings of $250 million.

No shares of TXU Electric Delivery’s common stock are held by or for its own account, nor are any shares of such capital stock reserved for its officers and employees or for options, warrants, conversions and other rights in connection therewith.

The legal form of cash distributions to US Holdings has been common stock repurchases; however, for accounting purposes, these cash distributions are recorded as a return of capital.

The TXU Electric Delivery mortgage restricts its payment of dividends to the amount of its retained earnings.

7.	STOCK-BASED COMPENSATION

TXU Electric Delivery participates in TXU Corp.’s Long-Term Incentive Compensation Plan (LTIP). LTIP is a stock-based compensation plan providing discretionary awards (LTIP awards) of restricted stock and performance units payable in TXU Corp. common stock for qualified management employees. During 2004, 2003, and 2002, the Board of Directors granted LTIP awards that were issued subject to share price performance and vesting requirements over two and three year periods. The number of common shares to be ultimately distributed varies from 0% to 200% of the initial number of LTIP awards, based on TXU Corp.’s total return to shareholders over the applicable period compared to the total returns provided by the companies comprising the Standard & Poor’s 500 Electric Utilities Index. TXU Corp. has established restrictions that limit employees’ opportunities to liquidate vested stock awards. For both restricted stock and performance unit awards, dividends over the vesting period are converted to equivalent shares of TXU Corp. common stock to be distributed upon vesting.

Historically, TXU Electric Delivery has accounted for stock-based compensation plans using the intrinsic value method under APB 25. Compensation expense over the vesting period was remeasured each reporting period based on the market price of the stock and the assumed number of shares distributable given the share price performance to date. Reported compensation expense related to LTIP awards totaled $3 million in 2003 and $250 thousand in 2002.

For the 2004 reporting period, TXU Corp early adopted SFAS 123R, which eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards and requires the measurement of the cost of such awards over the vesting period based on the grant-date fair value of the award. TXU Electric Delivery adopted SFAS 123R using the modified retrospective method, which allows for application to only prior interim periods in the year of initial adoption and resulted in the recognition of a $3 million ($2 million after-tax) cumulative effect of change in accounting principle. For a portion of the 2004 period, the performance unit awards were payable in cash, but the awards were modified in December of 2004 and will be payable in stock.

TXU Corp. determined the fair value of its LTIP awards utilizing a valuation model that takes into account three principal factors: the probability weighted expected number of shares to be distributed upon vesting, the risk of uncertainty during the vesting period, and the restrictions limiting liquidation of vested stock awards. Based on the fair values determined under this model, TXU Electric Delivery’s reported expense in 2004 related to LTIP awards totaled $8 million ($5 million after-tax). As of December 31, 2004, unrecognized expense related to nonvested LTIP awards totaled $6 million, which is expected to be recognized over a weighted average period of two years.

Had compensation expense for LTIP awards been determined based upon the fair value methodology prescribed under SFAS 123, TXU Electric Delivery’s net income would not have been materially different for the years ended December 31, 2003 and 2002.

8.	INCOME TAXES

The components of income tax expense (benefit) are as follows:
	Year Ended December 31,
	2004	2003	2002

Reported in operating expenses
Current:
Federal	$57	$(2)	$(55)
State	5	—	1
Deferred federal	56	113	159
Amortization of investment tax credits	(5)	(5)	(5)
	113	106	100
Reported in other income and deductions:
Current federal:	12	20	18
Deferred federal:	(9)	—	—
	3	20	18

Total income tax expense	$116	$126	$118
Reconciliation of income taxes computed at the federal statutory rate to income tax expense:

	Year Ended December 31,
	2004	2003	2002

Income before income taxes, extraordinary items and cumulative effect of change in accounting principle	$371	$384	$363

Income taxes at the US federal statutory rate of 35%	$130	$135	$127
Amortization of investment tax credits	(5)	(5)	(5)
Amortization (under regulatory accounting) of statutory tax rate changes	(8)	(8)	(8)
State income taxes, net of federal tax benefit	4	—	1
Medicare subsidy	(4)	—	—
Other	(1)	4	3
Income tax expense	$116	$126	$118

Effective tax rate	31%	33%	33%

The components of TXU Electric Delivery’s deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2004			2003
	Total	Current	Noncurrent	Total	Current	Noncurrent
Deferred Tax Assets
Unamortized investment tax credits	$34	$—	$34	$37	$—	$37
Alternative minimum tax	116	—	116	116	—	116
Net operating loss (NOL) carryforwards	5	—	5	12	—	12
Employee benefit liabilities	84	—	84	69	—	69
Deferred federal effect of state income taxes	34	—	34	22	—	22
Other federal tax assets	40	12	28	33	1	32
Deferred state income taxes	6	—	6	4	—	4
Total deferred tax assets	319	12	307	293	1	292

Deferred Tax Liabilities
Depreciation differences and capitalized
construction costs	1,107	—	1,107	1,018	—	1,018
Regulatory assets	605	—	605	616	—	616
Deferred federal effect of state income taxes	15	12	3	18	16	2
Other federal tax liabilities	53	—	53	47	—	47
Deferred state income taxes	63	—	63	41	—	41
Total deferred tax liability	1,843	12	1,831	1,740	16	1,724
Net Deferred Tax Liability	$1,524	$—	$1,524	$1,447	$15	$1,432

At December 31, 2004, TXU Electric Delivery had approximately $116 million of alternative minimum tax credit carryforwards available to offset future tax payments. The alternative minimum tax credit carryforwards have no expiration date. At December 31, 2004, TXU Electric Delivery had net operating loss carryforwards (NOL) for federal income tax purposes of $15 million that expire in 2022.  The NOL carryforwards can be used to offset future taxable income and it is expected that all NOL carryforwards will be fully utilized prior to their expiration date.  TXU Electric Delivery utilized $16 million of NOL carryforwards in 2004.

TXU Corp.’s income tax returns are subject to examination by applicable tax authorities. The Internal Revenue Service is currently examining the tax returns of TXU Corp. and its subsidiaries for the years 1993 through 2002. In management’s opinion, an adequate provision has been made for any future taxes that may be owed as a result of any examination.

9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

TXU Electric Delivery is a participating employer in the TXU Retirement Plan (Retirement Plan), a defined benefit pension plan sponsored by TXU Corp. The Retirement Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code) and is subject to the provisions of ERISA. Employees are eligible to participate in the Retirement Plan upon their completion of one year of service and the attainment of age 21. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a cash balance formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits, or (ii) a traditional defined benefit formula based on years of service and the average earnings of the three years of highest earnings. The cash balance interest component of the cash balance plan is variable and is determined using the yield on 30-year Treasury bonds.

All eligible employees hired after January 1, 2001 participate under the cash balance formula. Certain employees who, prior to January 1, 2002, participated under the traditional defined benefit formula, continue their participation under that formula. Under the cash balance formula, future increases in earnings will not apply to prior service costs. It is TXU Corp.’s policy to fund the plans on a current basis to the extent deductible under existing federal tax regulations. Such contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future.

Pension cost (benefit) applicable to TXU Electric Delivery was $16 million in 2004, $9 million in 2003 and ($7) million in 2002. Cash contributions were $12 million and $4 million in 2004 and 2003, respectively; there were no contributions in 2002. As of December 31, 2004, a minimum pension liability of $8 million ($5 million after-tax) has been allocated to TXU Electric Delivery.

TXU Electric Delivery also participates with TXU Corp. and certain other affiliated subsidiaries of TXU Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree’s age and years of service.  Postretirement benefits cost other than pensions applicable to TXU Electric Delivery was $34 million in 2004, $39 million in 2003 and $33 million in 2002. Cash contributions were $25 million in each of 2004, 2003 and 2002.

The pension and other postretirement benefits amounts provided represent allocations of amounts related to TXU Corp.'s plans to TXU Electric Delivery.

In addition, eligible employees of TXU Electric Delivery may participate in a qualified savings plan, the TXU Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution profit sharing plan qualified under Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan includes an employee stock ownership component. Under the terms of the Thrift Plan, as amended effective in 2002, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pretax salary deferrals and/or after-tax payroll deductions, the maximum amount of their regular salary or wages permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the cash balance formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the traditional defined benefit formula of the Retirement Plan. Employer matching contributions are invested in TXU Corp. common stock. TXU Electric Delivery’s contributions to the Thrift Plan aggregated $8 million in each of 2004, 2003, and 2002.

The Medicare Prescription and Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003. TXU Corp. is accounting for the effects of the Medicare Act in accordance with FASB Staff Position 106-2. In 2004, the effect of adoption of the Medicare Act was a reduction of approximately $12 million in TXU Electric Delivery’s allocated postretirement benefit cost other than pensions. No reduction was allocated to TXU Electric Delivery in 2003.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of Electric Delivery’s significant financial instruments that are not reported at fair value on the balance sheet are as follows:

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt (including current maturities)	$4,381	$4,808	$4,226	$4,645

The fair value of long-term debt is estimated at the lesser of either the call price or the market value as determined by quoted market prices, where available, or, where not available, at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risk. The carrying amounts for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments.  The fair values of other financial instruments, including the Capgemini put option, for which carrying amounts and fair values have not been presented are not materially different than their related carrying amounts.

In accordance with SFAS 133, financial instruments that are derivatives are recorded on the balance sheet at fair value.

11. RATES AND REGULATION

Restructuring Legislation and Regulatory Settlement Plan — As a result of the 1999 Restructuring Legislation, on January 1, 2002, TXU Corp. disaggregated (unbundled) its Texas electric utility business into a power generation company, a retail electric provider and an electricity transmission and distribution (delivery) utility. Unbundled electricity delivery utilities within ERCOT, such as TXU Electric Delivery, remain regulated by the Commission.

On December 31, 2001, US Holdings filed a Settlement Plan with the Commission. It resolved all major pending issued related to US Holdings’ transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan, which became final and nonappealable in January 2003, does not remove regulatory oversight of TXU Electric Delivery’s business.

The major elements of the Settlement Plan affecting TXU Electric Delivery are:

Excess Mitigation Credit  — Over the two-year period ended December 31, 2003, TXU Electric Delivery implemented a stranded cost excess mitigation credit in the amount of $389 million (originally estimated to be $350 million), plus $26 million in interest, applied as a reduction to distribution fees charged to all REPs, including TXU Energy Holdings. The credit was funded through payments on a note receivable from TXU Energy Holdings.

Regulatory Asset Securitization — US Holdings received a financing order authorizing the issuance of securitization (transition) bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs and other qualified costs. Accordingly, TXU Electric Delivery Transition Bond Company LLC, a bankruptcy remote financing subsidiary of TXU Electric Delivery, issued an initial $500 million of securitization bonds in 2003 and the remaining $790 million in the first half of 2004. The principal and interest on the bonds are recoverable through revenues as a transition charge to all REPs, including TXU Energy Holdings. There is no remaining issuance authorization under the financing order.

Retail Clawback Credit —A retail clawback credit related to residential customers was implemented in January 2004. In 2004, the Commission determined that the clawback would be applied at a rate of $2.73 per customer each month, ending in December 2005. This credit is being applied to distribution fees charged by TXU Electric Delivery to all REPs, including TXU Energy Holdings, over the period. TXU Energy Holdings funds the credit provided by TXU Electric Delivery.

 See Note 3 for a discussion of the extraordinary items recorded in 2004 and 2002 in connection with the regulatory asset securitization.

Summary — Although TXU Electric Delivery cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

12. COMMITMENTS AND CONTINGENCIES

Leases — TXU Electric Delivery has entered into operating leases covering various facilities and properties including transportation equipment and data processing equipment and office space. Certain of these leases contain renewal and purchase options and residual value guarantees. Lease costs charged to operating expense totaled $19 million, $19 million and $18 million for 2004, 2003 and 2002, respectively.

As of December 31, 2004, future minimum lease payments under operating leases (with initial or remaining noncancelable lease terms in excess of one year) were as follows:

Year
2005	$5
2006	6
2007	5
2008	4
2009	3
Thereafter	15
Total future minimum lease payments	$38

Guarantees — TXU Electric Delivery has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

Residual value guarantees in operating leases — TXU Electric Delivery is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. Accounting rules require the recording of a liability for all guarantees entered into subsequent to December 31, 2002. At December 31, 2004, the aggregate maximum amount of residual values guaranteed and the estimated residual recovery were each approximately $32 million. The average life of the lease portfolio is approximately four years.

Surety bonds — TXU Electric Delivery has outstanding surety bonds of approximately $1 million to support performance under various subsidiary contracts and legal obligations in the normal course of business. The term of the surety bond obligations is approximately one year.

Labor Contracts — Approximately 175 TXU Electric Delivery employees are represented by labor unions and covered by collective bargaining agreements with varying expiration dates. These agreements generally cover two to three year periods; however, as is normal practice in the industry, wages and benefits are established annually. The TXU Electric Delivery bargaining agreement will expire in 2007 and wages and benefits will be negotiated in the fall of 2005. Management does not anticipate that any changes in collective bargaining agreements will have a material affect on TXU Electric Delivery’s financial position, results of operations or cash flows; however, TXU Electric Delivery is unable to predict the ultimate outcome of these labor negotiations.

General — TXU Electric Delivery is involved in various legal and administrative proceedings, the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

13. SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions —

	Year Ended December 31,
	2004	2003	2002
Other income:
Net gain on sale of properties	$1	$—	$2
Equity portion of allowance for funds used during construction	4	4	3
Other	2	4	4
Total other income	$7	$8	$9
Other deductions:
Employee severance charges	$20	$—	$—
Estimated settlement payments related to distribution rate inquiry (See Note 1)	21	—	—
Capgemini transition costs (See Note 1)	4	—	—
Equity losses of affiliate holding investment in Capgemini - related assets (See Note 1)	2	—	—
Asset impairments	4	—	—
Other	4	4	7
Total other deductions	$55	$4	$7

Severance Liability Related to Restructuring Activities —

Liability for severance costs accrued as of December 31, 2003	$—
Additions to liability	14
Payments charged against liability	(2)
Liability for severance costs accrued as of December 31, 2004	$12

The above table excludes severance capitalized as a regulatory asset and allocations from TXU Corp.

Interest Expense and Related Charges —
	Year Ended December 31,
	2004	2003	2002

Interest	$277	$297	$262
Amortization of debt discounts and issuance costs	6	7	8
Allowance for funds used during construction — capitalized interest portion	(4)	(4)	(5)
Total interest expense and related charges	$279	$300	$265

Regulatory Assets and Liabilities —
	December 31,
	2004	2003
Regulatory Assets
Generation-related regulatory assets securitized by transition bonds	$1,607	$1,654
Securities reacquisition costs	125	121
Recoverable deferred income taxes — net	109	96
Other regulatory assets	153	95
Total regulatory assets	1,994	1,966

Regulatory Liabilities
Investment tax credit and protected excess deferred taxes	79	88
Over collection of securitization (transition) bond revenues	23	6
Other regulatory liabilities	1	—
Total regulatory liabilities	103	94

Net regulatory assets	$1,891	$1,872

Included in net regulatory assets are assets of $121 million at both December 31, 2004 and 2003 that are earning a return. The regulatory assets, other than those subject to securitization, have a remaining recovery period of 15 to 46 years.

Affiliate Transactions — The following represent significant affiliate transactions of TXU Electric Delivery:

•
TXU Electric Delivery records revenue from TXU Energy Holdings for electricity delivery fees and other miscellaneous revenues, which totaled $1.4 billion, $1.5 billion and $1.6 billion for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts included $1 million for the year ended December 31, 2004 and $2 million for the years ended December 31, 2003 and 2002, pursuant to a transformer maintenance agreement.

•
TXU Electric Delivery records interest income from TXU Energy Holdings to reimburse TXU Electric Delivery for interest on debt associated with generation-related regulatory assets, which now consists entirely of the securitization bonds. For the years ended December 31, 2004, 2003 and 2002 this interest income totaled $54 million, $43 million and $28 million, respectively.

•
The incremental taxes TXU Electric Delivery will pay on the increased delivery fees to be charged to TXU Electric Delivery’s customers related to the securitization bonds will be reimbursed by TXU Energy Holdings. Therefore, at December 31, 2004 and 2003, TXU Electric Delivery’s financial statements reflect a receivable of $435 million from TXU Energy Holdings ($49 million of which is classified as due currently) that will be extinguished as TXU Electric Delivery pays the related income taxes.

•
For the year ended December 31, 2003, the principal payments received on the note receivable from TXU Energy Holdings related to the excess mitigation credit, which ceased at the end of 2003, totaled $170 million and the interest income totaled $6 million.

•
The average daily balances of short-term advances from affiliates for the years ended December 31, 2004, 2003 and 2002 were $55 million, $88 million and $790 million respectively, and the weighted average interest rate for the respective periods was 2.9%, 2.8% and 2.3%. Interest expense incurred on the advances for the years ended December 31, 2004 and 2003 was approximately $2 million and for the year ended December 31, 2002 was approximately $23 million.

•
TXU Corp. charges TXU Electric Delivery for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For the years ended December 31, 2004, 2003 and 2002, these costs totaled $101 million, $107 million and $142 million, respectively, and are reported in operation and maintenance expenses. Effective July 1, 2004, under the ten year services agreement with Capgemini, several of the functions previously performed by TXU Corp. are now provided by Capgemini. (see Note 1 for further discussion).

•
TXU Electric Delivery charged TXU Gas Company for meter reading and certain customer and administrative services at cost. For the years ended December 31, 2004, 2003 and 2002, these charges totaled $14 million, $27 million and $29 million, respectively, and were largely reported as a reduction in operation and maintenance expenses. On October 1, 2004, TXU Gas and Atmos Energy Corporation completed a merger by division in which Atmos Energy Corporation acquired TXU Gas’ operations. TXU Electric Delivery will continue to provide meter reading services and shared facility services to Atmos Energy Corporation under a transition service agreement, but customer and administrative support services are now provided by Capgemini. In the fourth quarter 2004, charges to Atmos Energy Corporation totaled $2 million.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comance Peak nuclear generation facility, reported in investments in TXU Energy Holdings' balance sheet, is funded by a delivery fee surcharge billed to REPs by TXU Electric Delivery, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities on TXU Energy Holdings' balance sheet.  Accordingly, TXU Electric Delivery funds deposits to the trust fund, and TXU Electric Delivery has recorded a regulatory asset, which totaled $30 million at December 31, 2004, for the excess of the liability over the trust fund balance, with the offset (through intercompany receivables/payables) on TXU Energy Holdings' balance sheet.

•	Also see Note 4 for information regarding the accounts receivable securitization program and the related subordinated notes receivable.

Restricted Cash — At December 31, 2004, TXU Electric Delivery Transition Bond Company LLC had $43 million of restricted cash reported in current assets, representing collections from customers that secure its securitization bonds and may be used only to service its debt and pay its expenses. Restricted cash reported in investments included $10 million principally related to payment of fees associated with the securitization bonds and $3 million in reserve for shortfalls of transition charges.

Accounts Receivable — At December 31, 2004 and 2003, accounts receivable of $266 million and $247 million (including amounts due from affiliates) are stated net of allowance for uncollectible accounts of $443 thousand and $2 million, respectively. Accounts receivable at December 31, 2004 and 2003 included unbilled revenues of $106 million and $96 million, respectively. During the year ended December 31, 2004, there was no bad debt expense, and account write-offs totaled $1 million. During the year ended December 31, 2003, bad debt expense was $5 million and account write-offs were $4 million. Allowances related to receivables sold are reported in current liabilities and totaled $2 million and $1 million at December 31, 2004 and 2003, respectively.

Intangible Assets —

	As of December 31, 2004			As of December 31, 2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortized intangible assets
Capitalized software (unrelated to outsourced	$58	$27	$3	$160	$72	$88
activities at December 31, 2004)
Land easements	171	60	111	165	58	107
Total	$229	$87	$142	$325	$130	$195
Amortized intangible asset balances are classified as property, plant and equipment in the balance sheet. TXU Electric Delivery has no intangible assets (other than goodwill) that are not amortized.

Aggregate amortization expense for intangible assets, other than goodwill, for the years ended December 31, 2004, 2003 and 2002 was $11 million, $19 million and $16 million, respectively. At December 31, 2004, the weighted average useful lives of capitalized software and land easements noted above were 9 years and 69 years, respectively. Estimated amounts for the next five years are as follows:

Year	Amortization Expense

2005	$7
2006	7
2007	7
2008	6
2009	4

At December 31, 2004 and 2003, goodwill of $25 million was reported in investments on the balance sheet.

TXU Electric Delivery evaluates goodwill for impairment at least annually (as of October 1) in accordance with SFAS 142. The impairment tests performed are based on discounted cash flow analysis. No goodwill impairment has been recognized.

Derivative Financial Instruments and Hedging Activities — During 2002, TXU Electric Delivery entered into certain cash flow hedges related to future forecasted interest payments. These hedges were terminated in May 2002, and $39 million ($25 million after-tax) was recorded as a charge to other comprehensive income. These losses are being amortized to earnings over the forecasted related interest payment period of up to thirty years. The $22 million after-tax remaining balance of these hedges is reported in accumulated other comprehensive income. Related amortization of $2 million ($1 million after-tax) will be recognized in earnings over the next twelve months.

Property, Plant and Equipment —
	December 31,
	2004	2003
In service:
Transmission	$2,544	$2,349
Distribution	6,945	6,676
Other assets	348	457
Total	9,837	9,482
Less accumulated depreciation	3,401	3,294
Net of accumulated depreciation	6,436	6,188
Construction work in progress	150	123
Held for future use	23	22
Net property, plant and equipment	$6,609	$6,333

As of December 31, 2004, substantially all of TXU Electric Delivery’s electric utility property, plant and equipment is pledged as collateral on TXU Electric Delivery’s first mortgage bonds and senior secured notes.

Supplemental Cash Flow Information —
	Year Ended December 31,
	2004	2003	2002
Cash payments (receipts):
Interest	$285	$275	$242
Income taxes	11	1	(29)
Noncash investing and financing activities:
Advances from affiliates	—	—	(91)

Quarterly Information (unaudited) — In the opinion of TXU Electric Delivery, the information below includes all adjustments necessary for a fair statement of such amounts. Quarterly results are not necessarily indicative of a full year's operations because of seasonal and other factors.

	Operating Revenues		Operating Income		Net Income (1)
Quarter Ended	2004	2003	2004	2003	2004	2003
March 31	$523	$506	$126	$132	$65	$61
June 30	518	486	121	117	63	52
September 30	648	613	172	190	108	126
December 31	537	482	110	83	37	19
	$2,226	$2,087	$529	$522	$273	$258

(1)
Fourth quarter 2004 results includes a $14 million (after-tax) charge related to estimated settlement payments arising from the resolution of a distribution rate inquiry initiated by a number of Texas cities. Fourth quarter 2004 results also include a cumulative effect of change in accounting principle of a $2 million (after-tax) credit. Second quarter 2004 results include an extraordinary gain of $16 million (after-tax).

Reconciliation of Previously Reported Quarterly Information — The following table presents the changes to previously reported quarterly amount to reflect the adoption of SFAS 123R (see Note 7).

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	Increase (Decrease) from Previously Reported
2004:
Operating income	$(1)	$—	$—	$—
Net income	$(1)	$—	$—	$—

TXU Electric Delivery Company Exhibits to 2004 Form 10-K

APPENDIX B

Exhibits	Previously Filed* With File Number	As Exhibit
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2(a)	1-12833 Form 8-K (filed January 16, 2002)	2	—
Master Separation Agreement by and among TXU Electric Delivery Company, TXU Generation Holdings Company LLC, TXU Merger Energy Trading Company LP, TXU SESCO Company, TXU SESCO Energy Services Company, TXU Energy Retail Company LP and TXU US Holdings, dated as of December 14, 2001.

3(i)	Articles of Incorporation
3(a)	333-100240 Form S-4 (filed October 2, 2002)	3(a)	—	Articles of Incorporation.
3(b)	333-100240 Form S-4 (filed October 2, 2002)	3(b)	—	Articles of Amendment, effective January 17, 2002, to the Articles of Incorporation.
3(c)	333-100240 Form S-4 (filed October 2, 2002)	3(c)	—	Articles of Amendment, effective July 31, 2002, to the Articles of Incorporation.
3(ii)	By-laws
3(d)	333-100240 Form S-4 (filed October 2, 2002)	3(d)	—	Amended and Restated Bylaws dated January 17, 2002.
(4)	Instruments Defining the Rights of Security Holders, Including Indentures.
TXU Electric Delivery Company
4(a)	2-90185 Form S-3 (filed March 27, 1984)	4(a)	—	Mortgage and Deed of Trust, dated as of December 1, 1983, between TXU Electric Delivery Company and The Bank of New York, as Trustee.
4(a)(1)			—	Supplemental Indentures to Mortgage and Deed of Trust:
				Number	Dated as of
	2-90185 Form S-3 (filed March 27, 1984)	4(b)		First	April 1, 1984
	33-24089 Form S-3 (filed August 30, 1988)	4(a)-1		Fifteenth	July 1, 1987
	33-30141 Form S-3 (filed July 26, 1989)	4(a)-3		Twenty-second	January 1, 1989
	33-39493 Form S-3 (filed March 19, 1991)	4(a)-2		Twenty-eighth	October 1, 1990

Previously Filed*
	With File	As
Exhibits	Number	Exhibit
	33-57576 Form S-3 (filed January 29, 1993)	4(a)-3		Fortieth	November 1, 1992

	33-60528 Form S-3 (filed April 2, 1993)	4(a)-1		Forty-second	March 1, 1993
	33-68100 Form S-3 (Amendment No. 1) (filed September 2,1994)	4(a)1		Forty-sixth	July 1, 1993
	1-12833 Form 10-K (2001) (filed March 14, 2002)	4(2)(1)		Sixty-third	January 1, 2002
	1-12833 Form 10-Q (Quarter ended March 31, 2002) (filed May 15, 2002)	4		Sixty-fourth	May 1, 2002
	333-100240 Form S-4 (filed January 6, 2003)	4(f)(2)		Sixty-fifth	December 1, 2002
4(b)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between TXU Electric Delivery Company and The Bank of New York, as Trustee.
4(c)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6,2002, establishing the terms of TXU Electric Delivery Company’s 6.375% Senior Secured Notes due 2012 and 7.000% Senior Notes due 2032.
4(d)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the terms of TXU Electric Delivery Company’s 6.375% Senior Secured Notes due 2015 and 7.250% Senior Secured Notes due 2033.
4(e)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between TXU Electric Delivery Company and The Bank of New York, as Trustee
4(f)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated as of August 30, 2002, establishing the forms of TXU Electric Delivery Company’s 5% Debentures due 2007 and 7% Debentures due 2022.
(10)	Material Contracts.
Credit Agreements.
10(a)	1-12833 Form 8-K (filed July 1, 2004)	10(a)	—
$2,500,000,000 Revolving Credit Agreement, dated as of June 24, 2004, among TXU Energy Company LLC, TXU Electric Delivery Company and the lenders listed in Schedule 2.01 thereto, and JPMorgan Chase Bank, as administrative agent and the other parties named therein.

Other Material Contracts.

Previously Filed*
	With File	As
Exhibits	Number	Exhibit
10(b)	333-100240 Form S-4 (filed October 2, 2002)	10(c)	—	Generation Interconnection Agreement, dated December 14, 2001, between TXU Electric Delivery Company and TXU Generation Company LP.
10(c)	333-100240 Form S-4 (filed October 2, 2002)	10(d)	—
Generation Interconnection Agreement, dated December 14, 2001, between TXU Electric Delivery Company and TXU Generation Company LP, for itself and as Agent for TXU Big Brown Company LP, TXU Mountain Creek Company LP, TXU Handley Company LP, TXU Tradinghouse Company LP and TXU DeCordova Company LP (Interconnection Agreement).

10(d)	333-100240 Form S-4 (filed October 2, 2002)	10(e)	—	Amendment No. 1 to Interconnection Agreement, dated May 31, 2002.
10(e)	333-100240 Form S-4 (filed October 2, 2002)	10(f)	—	Standard Form Agreement between TXU Electric Delivery Company and Competitive Retailer Regarding Terms and Conditions of Delivery of Electric Power and Energy.
10(f)	1-12833 Form 10-K (2002) (filed March 12, 2003)	10(w)	—	Stipulation and Joint Application for Approval of Settlement as approved by the PUC in Docket Nos. 21527 and 24892.
10(g)	1-12833 Form 10-Q (filed August 6, 2004)	10(l)	—	Master Framework Agreement dated May 17, 2004 by and between Oncor Electric Delivery Company (now TXU Electric Delivery Company) and CapGemini Energy LP
10(h)				Settlement Agreement between TXU Electric Delivery Company and the Steering Committee of Cities Served by TXU Electric Delivery Company on behalf of all cities listed on Exhibit A thereto
10(i)
Agreement dated as of March 10, 2005, by and between TXU Electric Delivery Company and TXU Energy Company LLC allocating to TXU Electric Delivery Company the pension and post-retirement benefit costs for all TXU Electric Company employees who had retired or had terminated employment as vested employees prior to January 1, 2002

(12)	Statement Regarding Computation of Ratios.
12			—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)			—	Certification of T. L. Baker, principal executive officer of TXU Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Previously Filed*
	With File	As
Exhibits	Number	Exhibit
31(b)			—	Certification of H. Dan Farell, principal financial officer of TXU Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of T. L. Baker, principal executive officer of TXU Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of H. Dan Farell, principal financial officer of TXU Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99(a)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	—	Financing Order
99(b)	333-91935 Form S-3 (filed July 1, 2003)	99(b)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated May 21, 2002.
99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(c)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated February 18, 2000.

*	Incorporated herein by reference.

**	Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.