Form 10-Q
period 2005-03-31
TXU ELECTRIC DELIVERY CO
filed 2005-05-13
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-100240

TXU Electric Delivery Company

(Exact Name of Registrant as Specified in its Charter)

Texas	75-2967830
(State of Incorporation)	(I.R.S. Employer Identification No.)

500 N Akard Street, Dallas, TX 75201	(214) 486-2000
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock outstanding at May 11, 2005: 48,864,775 shares, without par value

TXU Electric Delivery Company meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU Electric Delivery Company are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, shortly after they have been filed with the Securities and Exchange Commission. TXU Electric Delivery Company will provide copies of current reports not posted on the website upon request. The information on TXU Corp.’s website shall not be deemed a part of, or incorporated by reference into, this report of Form 10-Q.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2004 Form 10-K	TXU Electric Delivery Company’s Annual Report on Form 10-K for the year ended December 31, 2004

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to TXU Corp.

Commission	Public Utility Commission of Texas

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Ltd.

GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by US Holdings as a regulated utility at the time of entering retail competition on January 1, 2002.

Moody’s	Moody’s Investors Services, Inc.

REP	retail electric provider

S&P	Standard & Poor’s, a division of the McGraw Hill Companies

Sarbanes-Oxley	Sarbanes – Oxley Act of 2002

SEC	United States Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement No. 125”

SG&A	selling, general and administrative

TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context

TXU Electric Delivery	refers to TXU Electric Delivery Company, a subsidiary of US Holdings, and/or its consolidated wholly-owned bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC depending on context

ii

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its consolidated subsidiaries, depending on context

TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.

US	United States of America

US GAAP	accounting principles generally accepted in the US

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp. and parent of TXU Energy Holdings and TXU Electric Delivery

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TXU ELECTRIC DELIVERY COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(millions of dollars)
Operating revenues:
Affiliated	$311	$349
Nonaffiliated	239	174

Total operating revenues	550	523
Operating expenses:
Operation and maintenance	193	190
Depreciation and amortization	105	87
Income taxes	27	27
Taxes, other than income	93	92

Total operating expenses	418	396

Operating income	132	127

Other income and deductions:
Other income	1	2
Other deductions	5	1
Nonoperating income taxes	4	3
Interest income — affiliates	15	12
Interest expense and related charges	68	71

Net income	$71	$66

CONDENSED STATEMENTS OF CONSOLIDATED

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(millions of dollars)
Net income	$71	$66
Other comprehensive income, net of tax effects:
Cash flow hedges:
Amounts realized in earnings during the year	1	1

Total	1	1

Comprehensive income	$72	$67

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(millions of dollars)
Cash flows — operating activities:
Net income	$71	$66
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	105	87
Deferred income taxes and investment tax credits — net	37	39
Stock-based compensation expense	3	—
Changes in operating assets and liabilities	(161)	(183)

Cash provided by operating activities	55	9

Cash flows — financing activities:
Retirements/repurchases of long-term debt	(21)	(8)
Changes in notes payable — banks	50	—
Repurchase of common stock	—	(38)
Net change in advances from affiliates	79	(5)
Decrease in note receivable from TXU Energy Holdings related to transition bonds	17	—
Debt premium, discount, financing and reacquisition expenses	(3)	—

Cash provided by (used in) financing activities	122	(51)

Cash flows — investing activities:
Capital expenditures	(164)	(110)
Proceeds from sale of assets	5	—
Other	(17)	1

Cash used in investing activities	(176)	(109)

Net change in cash and cash equivalents	1	(151)
Cash and cash equivalents — beginning balance	—	245

Cash and cash equivalents — ending balance	$1	$94

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$1	$—
Restricted cash	46	43
Accounts receivable:
Affiliates (principally TXU Energy Holdings)	180	194
All other	76	72
Notes or other receivables due currently from TXU Energy Holdings	32	49
Materials and supplies inventories — at average cost	43	33
Other current assets	63	31

Total current assets	441	422

Investments	64	62
Property, plant and equipment — net	6,728	6,609
Notes or other receivables due from TXU Energy Holdings	386	386
Regulatory assets — net	1,876	1,891
Other noncurrent assets	131	123

Total assets	$9,626	$9,493

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Notes payable — banks	$50	$—
Advances from affiliates	142	63
Long-term debt due currently	183	182
Accounts payable – trade	64	58
Accrued taxes	108	215
Accrued interest	68	77
Other current liabilities	130	122

Total current liabilities	745	717

Investment tax credits	62	63
Accumulated deferred income taxes	1,533	1,524
Other noncurrent liabilities and deferred credits	331	303
Long-term debt, less amounts due currently	4,178	4,199

Total liabilities	6,849	6,806
Contingencies (Note 4)

Shareholder’s equity (Note 3):
Common stock without par value:
Authorized shares – 100,000,000 shares;
Outstanding shares: 48,864,775 shares and 48,864,775 shares	2,079	2,061
Retained earnings	724	653
Accumulated other comprehensive loss	(26)	(27)

Total shareholder’s equity	2,777	2,687

Total liabilities and shareholder’s equity	$9,626	$9,493

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

TXU Electric Delivery is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A majority of TXU Electric Delivery’s revenues represent fees for delivery services provided to TXU Energy Holdings, also a subsidiary of US Holdings. For the three months ended March 31, 2005, distribution revenues from TXU Energy Holdings represented 63% of TXU Electric Delivery’s total distribution revenues and 57% of TXU Electric Delivery’s total revenue.

TXU Electric Delivery’s financial statements include its consolidated wholly-owned bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC. TXU Electric Delivery Transition Bond Company LLC was organized for the limited purpose of issuing securitization bonds to recover regulatory asset stranded costs and other qualified costs.

TXU Electric Delivery is managed as an integrated business; consequently, there are no separate reportable business segments.

Basis of Presentation — The condensed consolidated financial statements of TXU Electric Delivery, which include the results of operations of TXU Electric Delivery Transition Bond Company LLC, have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2004 Form 10-K, except with respect to pension and other postretirement benefits as discussed in Note 5. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2004 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year.

All dollar amounts in the financial statements and tables in the notes are stated in millions of dollars unless otherwise indicated.

2.	FINANCING ARRANGEMENTS

Short-term Borrowings — At March 31, 2005, TXU Electric Delivery had short-term borrowings consisting of bank borrowings of $50 million at a weighted average interest rate of 3.15% and advances from affiliates of $142 million at a weighted average interest rate of 3.81%. At December 31, 2004, TXU Electric Delivery had short-term advances from affiliates of $63 million at a weighted average interest rate of 3.40%.

Credit Facilities — At March 31, 2005, TXU Electric Delivery had access to credit facilities directly or through affiliates (some of which provide for long-term borrowings) as follows:

			At March 31, 2005
Facility	Maturity Date	Authorized Borrowers	Facility Limit	Letters of Credit	Cash Borrowings	Availability
Three-Year Revolving Credit Facility	June 2008	TXU Energy Holdings, TXU Electric Delivery	$1,400	$164	$350	$886
Five-Year Revolving Credit Facility	March 2010	TXU Energy Holdings, TXU Electric Delivery	1,600	—	—	1,600
Five-Year Revolving Credit Facility	June 2010	TXU Energy Holdings, TXU Electric Delivery	500	—	—	500
Five-Year Revolving Credit Facility	December 2009	TXU Energy Holdings	500	455	45	—

Total			$4,000	$619	$395	$2,986

As reflected in the above table, in March 2005 TXU Energy Holdings and TXU Electric Delivery amended their joint credit facilities, increasing the capacity from $2.5 billion to $3.5 billion, extending the maturity dates and reducing the borrowing costs. The amended and restated credit facilities provide an aggregate borrowing and letter of credit capacity of $3.5 billion (with a maximum amount of $2.8 billion directly available for TXU Electric Delivery). The amended and restated facilities can be used for working capital and general corporate purposes, including providing back-up for any future issuances of commercial paper by TXU Energy Holdings or TXU Electric Delivery and letters of credit. At March 31, 2005, there was no commercial paper outstanding.

In January 2005, TXU Corp.’s $425 million credit facility was terminated and $419 million of related outstanding letters of credit were effectively transferred to other facilities.

Sale of Receivables — TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). Funding under the program to TXU Electric Delivery as of March 31, 2005 was $71 million.

The maximum amount of funding availability under the program is $700 million. Funding availability is increased through a credit ratings-based reduction (based on each originator’s credit rating) of customer deposits used to reduce the amount of undivided interests that could be sold. Undivided interests will be reduced by 100% of the customer deposits for a Baa3/BBB- rating; 50% for a Baa2/BBB rating; and zero % for a Baa1/BBB+ and above rating.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes receivable, which is reported in accounts receivable, was $38 million at March 31, 2005 and $45 million at December 31, 2004.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were $1 million and $219 thousand for the three-months ended March 31, 2005 and 2004, respectively and approximated 3.5% and 2.1% for the three months ended March 31, 2005 and 2004, respectively, of the average funding under the program on an annualized basis. These fees represent the net incremental costs of the program to TXU Electric Delivery and are reported in operation and maintenance expenses.

The March 31, 2005 balance sheet reflects $109 million face amount of trade accounts receivable, reduced by $71 million of undivided interests sold by TXU Receivables Company. Funding under the program increased $9 million and $2 million for the three months ended March 31, 2005 and 2004, respectively. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to TXU Electric Delivery for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
Cash collections on accounts receivable	$195	$134
Face amount of new receivables purchased	(197)	(137)
Discount from face amount of purchased receivables	1	—
Program fees paid	(1)	—
Increase (decrease) in subordinated notes payable	(7)	1

Operating cash flows provided to TXU Electric Delivery under the program	$(9)	$(2)

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

Under terms of the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or provide a guarantee from a parent guarantor that meets the ratio requirements). The failure, by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate.

Long-term Debt — At March 31, 2005 and December 31, 2004, long-term debt of TXU Electric Delivery and its consolidated subsidiary consisted of the following:

	March 31, 2005	December 31, 2004
TXU Electric Delivery
6.750% Fixed First Mortgage Bonds due July 1, 2005	$92	$92
6.375% Fixed Senior Secured Notes due May 1, 2012	700	700
7.000% Fixed Senior Secured Notes due May 1, 2032	500	500
6.375% Fixed Senior Secured Notes due January 15, 2015	500	500
7.250% Fixed Senior Secured Notes due January 15, 2033	350	350
5.000% Fixed Debentures due September 1, 2007	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(18)	(19)

Sub-total	3,124	3,123

TXU Electric Delivery Transition Bond Company LLC (a)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	59	80
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	122	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	270	270
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total TXU Electric Delivery Transition Bond Company LLC	1,237	1,258

Total Consolidated TXU Electric Delivery	4,361	4,381
Less amount due currently	183	182

Total long-term debt	$4,178	$4,199

(a)	These bonds are nonrecourse to TXU Electric Delivery.

Retirements of long-term debt in 2005 totaling $21 million represent payments at scheduled maturity dates.

3.	SHAREHOLDER’S EQUITY

In the first quarter of 2005, US Holdings transferred $18 million of property assets at book value to TXU Electric Delivery through a capital contribution.

No shares of TXU Electric Delivery’s common stock are held by or for its own account, nor are any shares of such capital stock reserved for its officers and employees or for options, warrants, conversions or other rights in connection therewith.

The legal form of cash distributions to US Holdings has been common stock repurchases; however, for accounting purposes, these cash distributions are recorded as a return of capital.

The TXU Electric Delivery mortgage restricts its payment of dividends to the amount of its retained earnings.

4.	CONTINGENCIES

Guarantees — TXU Electric Delivery has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees are described below.

Residual value guarantees in operating leases —TXU Electric Delivery is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. Accounting rules require the recording of a liability for all guarantees entered into subsequent to December 31, 2002. At March 31, 2005, the aggregate maximum amount of residual values guaranteed and the estimated residual recovery were each approximately $28 million. The substantial majority of the maximum guarantee amount relates to leases prior to December 31, 2002. The average life of the lease portfolio is approximately four years.

Surety bonds —TXU Electric Delivery has outstanding surety bonds of approximately $1 million to support performance under various contracts and legal obligations in the normal course of business. The term of the surety bond obligations is approximately one year.

General — TXU Electric Delivery is involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

5.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Other Deductions —

	Three Months Ended March 31,
	2005	2004
Other income:
Net gain on sale of properties	$1	$—
Other	—	2

Total other income	$1	$2

Other deductions:
Employee severances	$2	$—
Equity losses of unconsolidated subsidiaries	1	—
Capgemini outsourcing transition costs	1	—
Other	1	1

Total other deductions	$5	$1

Severance Liability Related to Restructuring Activities —

Liability for severance costs as of January 1, 2005	$12
Payments charged against liability	(3)

Liability for severance costs as of March 31, 2005	$9

Interest Expense and Related Charges —

	Three Months Ended March 31,
	2005	2004
Interest	$68	$70
Amortization of debt discounts and issuance costs	1	2
Allowance for borrowed funds used during construction	(1)	(1)

Total interest expense and related charges	$68	$71

Regulatory Assets and Liabilities —

	March 31, 2005	December 31, 2004
Regulatory Assets
Generation-related regulatory assets recoverable by securitization bonds	$1,572	$1,607
Securities reacquisition costs	124	125
Recoverable deferred income taxes — net	114	109
Nuclear decommissioning asset	41	30
Other regulatory assets	123	123

Total regulatory assets	1,974	1,994

Regulatory Liabilities
Investment tax credit and protected excess deferred taxes	77	79
Over-collection of transition bond (securitization) revenues	20	23
Other regulatory liabilities	1	1

Total regulatory liabilities	98	103

Net regulatory assets	$1,876	$1,891

Included above are assets of $121 million at both March 31, 2005 and December 31, 2004 that are earning a return. The regulatory assets, other than those subject to securitization, have a remaining recovery period of 12 to 46 years.

Restricted Cash — At March 31, 2005, TXU Electric Delivery Transition Bond Company LLC had $46 million of restricted cash reported in current assets, representing collections from customers that secure its securitization bonds and may be used only to service its debt and pay its expenses. Restricted cash reported in investments included $10 million principally related to payment of fees associated with the securitization bonds and $3 million in reserve for shortfalls of transition charges.

Accounts Receivable — At March 31, 2005 and December 31, 2004, accounts receivable of $256 million and $266 million (including amounts due from affiliates) are stated net of allowance for uncollectible accounts of $971 thousand and $443 thousand, respectively. Accounts receivable at March 31, 2005 and December 31, 2004 included unbilled revenues of $100 million and $106 million, respectively. During the three months ended March 31, 2005, there was no bad debt expense and changes related to receivables sold increased the allowance for uncollectible accounts by $1 million. During the three months ended March 31, 2004 there was no bad debt expense or write-offs. Allowances related to receivables sold are reported in current liabilities and totaled $1 million and $2 million at March 31, 2005 and December 31, 2004, respectively.

Intangible Assets — Intangible assets other than goodwill are comprised of the following:

	As of March 31, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Capitalized software	$58	$29	$29	58	27	31

Land easements	172	60	112	171	60	111

Total	$230	$89	$141	$229	$87	$142

Amortized intangible asset balances are classified as property, plant and equipment in the balance sheet. TXU Electric Delivery has no intangible assets (other than goodwill) that are not amortized.

Aggregate amortization expense for intangible assets for the three months ended March 31, 2005 and 2004 was $2 million and $6 million, respectively. The decline reflected a transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction.

The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2004 is as follows:

Year	Amortization Expense
2005	$7
2006	7
2007	7
2008	6
2009	4

Property, Plant and Equipment — At March 31, 2005 and December 31, 2004, property, plant and equipment is stated net of accumulated depreciation and amortization of $3.5 billion and $3.4 billion, respectively.

As of March 31, 2005, substantially all of TXU Electric Delivery’s electric utility property, plant and equipment (with a net book value of $6.7 billion) was pledged as collateral for TXU Electric Delivery’s first mortgage bonds and senior secured notes.

Derivative Financial Instruments and Hedging Activities — During 2002, TXU Electric Delivery entered into certain cash flow hedges related to future forecasted interest payments. These hedges were terminated in May 2002, and $39 million ($25 million after-tax) was recorded as a charge to other comprehensive income. These losses are being amortized to earnings over the forecasted related interest payment period of up to thirty years. The $21 million after-tax remaining balance of these hedges is reported in accumulated other comprehensive income. Related amortization of $2 million ($1 million after-tax) will be recognized in earnings over the next twelve months.

Affiliate Transactions — The following represent significant affiliate transactions of TXU Electric Delivery:

•	TXU Electric Delivery records revenue from TXU Energy Holdings for electricity delivery fees and other miscellaneous revenues, which totaled $311 million and $349 million for the three months ended March 31, 2005 and 2004, respectively.

•	TXU Electric Delivery records interest income from TXU Energy Holdings with respect to TXU Electric Delivery’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by TXU Electric Delivery. The interest income reimburses TXU Electric Delivery for the interest expense on the transition bonds. For the three months ended March 31, 2005 and 2004 this interest income totaled $14 million and $12 million, respectively.

•	The incremental taxes TXU Electric Delivery will pay on the increased delivery fees to be charged to TXU Electric Delivery’s customers related to the transition bonds will be reimbursed by TXU Energy Holdings. Therefore, at March 31, 2005, TXU Electric Delivery’s financial statements reflect a receivable of $418 million from TXU Energy Holdings ($32 million of which is classified as due currently) that will be extinguished as TXU Electric Delivery pays the related income taxes.

•	The average daily balances of short-term advances from affiliates for the three months ended March 31, 2005 and 2004 were $103 million and $35 million, respectively, and the weighted average interest rate for the respective periods was 3.7% and 2.9%. Interest expense incurred on the advances for the three months ended March 31, 2005 and 2004 was approximately $958 thousand and $254 thousand, respectively.

•	TXU Corp. charges TXU Electric Delivery for certain administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $8 million and $28 million for the three months ended March 31, 2005 and 2004, respectively. Effective July 1, 2004, under the ten year services agreement with Capgemini, several of the services previously performed by TXU Corp. are now provided by Capgemini.

•	TXU Electric Delivery charged TXU Gas for meter reading and certain customer and administrative services at cost. For the three months ended March 31, 2004, TXU Electric Delivery charged TXU Gas $5 million. On October 1, 2004, TXU Gas and Atmos Energy Corporation completed a merger by division in which Atmos Energy Corporation acquired TXU Gas’ operations. TXU Electric Delivery will continue to provide meter reading services to Atmos Energy Corporation under a transition service agreement through September 2005, but customer and administrative support services are now provided by Capgemini.

•	Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in investments on TXU Energy Holdings’ balance sheet, is funded by a delivery fee surcharge collected from REPs by TXU Electric Delivery and remitted to TXU Energy Holdings, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities on TXU Energy Holdings’ balance sheet. Income and expenses associated with the trust fund and decommissioning liability incurred by TXU Energy Holdings are offset by a net change in the intercompany receivable/payable with TXU Electric Delivery, which in turn results in a change in a net regulatory asset/liability. The regulatory asset, which totaled $41 million at March 31, 2005 and is reported on TXU Electric Delivery’s balance sheet, represents the excess of the decommissioning liability over the trust fund balance.

•	See Note 2 for information regarding the accounts receivable securitization program and the related subordinated notes receivable.

•	Also see discussion immediately below regarding a change in allocation of pension and other postretirement benefits costs.

Pension and Other Postretirement Benefits — TXU Electric Delivery is a participating employer in the pension plan sponsored by TXU Corp. TXU Electric Delivery also participates with TXU Corp. and other subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The allocated net periodic pension cost and net periodic postretirement benefits cost other than pensions applicable to TXU Electric Delivery was $18 million and $13 million for the three month periods ended March 31, 2005 and 2004, respectively.

The discount rate reflected in net pension and other postretirement benefit costs in 2005 is 6.0%. The expected rate of return on plan assets reflected in the 2005 cost amounts is 8.75% for the pension plan and 8.66% for other postretirement benefits.

Effective January 1, 2005, TXU Electric Delivery and TXU Energy Holdings entered into an agreement whereby on a prospective basis TXU Electric Delivery assumed responsibility for pension and other postretirement benefit costs for applicable TXU Energy Holdings’ active and retired employees (i.e., former employees of the prederegulation regulated utility) related to employee service prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002. TXU Electric Delivery believes that this agreement allows for its operating results to more accurately reflect employee-related costs associated with regulated electric utility activities. As a result of this agreement, TXU Electric Delivery estimates that its pension and other postretirement benefit costs will increase approximately $23 million in 2005, of which $6 million was recognized in the first quarter.

Supplemental Cash Flow Information —

	Three Months Ended March 31,
	2005	2004
Cash payments:
Interest	$76	$84
Income taxes	$36	$—
Noncash investing and financing activities:
Transfer of property assets	$18	$—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TXU Electric Delivery Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Electric Delivery Company and subsidiary (Company) as of March 31, 2005, and the related condensed statements of consolidated income, comprehensive income, and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related statements of consolidated income, comprehensive income, cash flows and shareholder’s equity for the year then ended (not presented herein); and in our report (which includes an explanatory paragraph related to the Company’s change in method of accounting for stock based compensation with the election to early adopt Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment) dated March 21, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

May 12, 2005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

TXU Electric Delivery is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A majority of TXU Electric Delivery’s revenues represent fees for delivery services provided to TXU Energy Holdings, also a subsidiary of US Holdings. For the three months ended March 31, 2005, distribution revenues from TXU Energy Holdings represented 63% of TXU Electric Delivery’s total distribution revenues and 57% of TXU Electric Delivery’s total revenues.

TXU Electric Delivery’s financial statements include its consolidated wholly-owned bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC. TXU Electric Delivery Transition Bond Company LLC was organized for the limited purpose of issuing securitization bonds to recover regulatory asset stranded costs and other qualified costs.

All dollar amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the tables therein are stated in millions of US dollars unless otherwise indicated.

RESULTS OF OPERATIONS

TXU Electric Delivery is managed as an integrated business; consequently, there are no separate reportable business segments.

Operating Data

	Three Months Ended March 31,
	2005	2004
Operating statistics – volumes:
Electric energy delivered (GWh)	23,448	23,631

Reliability statistics:
System Average Interruption Duration Index (SAIDI) (nonstorm)(a)	72.76	82.31
System Average Interruption Frequency Index (SAIFI) (nonstorm)(a)	0.92	1.04
Customer Average Interruption Duration Index (CAIDI) (nonstorm)(a)	78.72	78.95

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)(b)	2,985	2,942

Electricity distribution revenues (c):
Affiliated (TXU Energy Holdings)	$311	$349
Nonaffiliated	182	121

Total distribution revenues	493	470
Third-party transmission revenues	51	47
Other miscellaneous revenues and eliminations	6	6

Total operating revenues	$550	$523

(a)	SAIDI is the number of minutes the average customer is out of electric service in a year. SAIFI is the number of times a year that the average customer experiences an interruption to electric service. CAIDI is the duration in minutes of the average interruption to electric service.

(b)	Includes lighting sites, primarily guard lights, for which TXU Energy Holdings is the REP but are not included in TXU Energy Holdings’ customer count. Such sites totaled 94,187 and 99,591 at March 31, 2005 and 2004, respectively.

(c)	Includes $33 million and $14 million for the three months ended March 31, 2005 and 2004, respectively, of transition charges associated with the issuance of securitization bonds. Also includes disconnect/reconnect fees.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Operating revenues increased $27 million, or 5%, to $550 million in 2005. This change reflected:

•	$19 million in transition charges associated with the issuance of securitization bonds in June 2004;

•	$6 million from increased distribution tariffs to recover higher transmission costs;

•	$5 million from implementation of power factor billing (power factor billing is a tariff adjustment applied to nonresidential end-use consumers that utilize inefficient equipment);

•	$4 million in transmission rate increases approved in 2004; and

•	a $7 million decrease in revenue due to a 1% decline in delivered volumes, as milder weather more than offset growth in points of delivery.

Operation and maintenance expense increased $3 million, or 2%, to $193 million in 2005. The increase reflected $3 million in third-party transmission costs and $4 million in higher pension and other postretirement benefits expense, partially offset by a $5 million decrease in net lower shared services costs, including the effects of the Capgemini agreement. This increase in pension and other postretirement benefits costs reflected the assumption by TXU Electric Delivery of $6 million in benefits costs related to service of TXU Energy Holdings’ employees prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002. This change in retirement-related expense allocation was based on an agreement between TXU Energy Holdings and TXU Electric Delivery. See Note 5 to Financial Statements under Pension and Other Postretirement Benefits for additional detail.

Depreciation and amortization increased $18 million, or 21%, to $105 million in 2005. The increase reflected $19 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase) and $3 million in higher depreciation due to normal additions and replacements of property, plant, and equipment, partially offset by a $4 million decline reflecting a transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction.

Other deductions totaled $5 million in 2005. This line item includes $2 million of severance-related charges, $1 million in costs associated with transitioning the outsourced activities to Capgemini and $1 million related to TXU Electric Delivery’s portion of the equity losses (representing amortization expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini.

Interest income increased $3 million to $15 million in 2005 driven by reimbursement from TXU Energy Holdings for debt service associated with transition bonds.

Interest expense decreased $3 million, or 4%, to $68 million in 2005. The decrease reflected a $7 million impact of lower average interest rates, partially offset by a $4 million impact of higher average borrowings.

Income tax expense was $31 million in 2005 (including $27 million related to operating income and $4 million related to nonoperating income). The effective income tax rate decreased to 30.4% in 2005 from 31.3% in 2004 due primarily to higher nontaxable life insurance cash surrender values associated with employee benefit plans.

Net income increased $5 million, or 8%, to $71 million, primarily reflecting higher transmission-related tariffs and lower net interest expense, partially offset by the effect of milder weather on revenues. Net pension and postretirement benefit costs reduced net income by $6 million in 2005 and $4 million in 2004.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flows provided by operating activities for the three months ended March 31, 2005 totaled $55 million compared to $9 million for the three months ended March 31, 2004. The primary drivers of the $46 million improved cash flow performance included $24 million in higher cash earnings (net income adjusted for the significant noncash adjustments in the cash flow statement), $25 million related to timing of transmission fee payments to other utilities, $18 million in working capital improvements (accounts receivable, accounts payable and inventories) and $8 million in lower interest payments, partially offset by a $36 million federal income tax payment to TXU Corp. related to 2004.

Cash flows provided by financing activities were $122 million in 2005 compared to cash used in financing activities of $51 million in 2004. The activity in 2005 reflected $79 million in higher net advances from affiliates, $50 million in increased bank borrowings and $24 million of debt retirements, which includes $3 million of financing and reacquisition costs. The 2005 activity also included a $17 million reimbursement from TXU Energy Holdings for the incremental taxes paid on the increased delivery fees related to the transition bonds. The 2004 activity reflected a $38 million repurchase of common stock, $8 million in debt retirements and $5 million in lower net advances from affiliates.

Cash flows used in investing activities totaled $176 in 2005 compared to $109 million in 2004. Capital expenditures were $164 million in 2005 compared to $110 million in 2004. This increase reflected investment in transmission projects to reduce congestion. The increase in investing activities also reflected $8 million in higher property removal costs and $8 million in higher restricted cash balances related to the transition charge collections.

Long-term Debt Activity — During the three months ended March 31, 2005, TXU Electric Delivery and its subsidiaries made scheduled principal payments totaling $21 million related to transition bonds.

Credit Facilities— At May 5, 2005, TXU Electric Delivery had access to credit facilities directly or through affiliates totaling $4.0 billion of which $2.8 billion was unused. These credit facilities are used for working capital and general corporate purposes and to support issuances of letters of credit. See Note 2 to Financial Statements for details of the arrangements.

Equity — TXU Electric Delivery’s cash distributions may take the legal form of common stock share repurchases or the payment of dividends on outstanding shares of its common stock. The form of the distributions is primarily determined by current and forecasted levels of retained earnings. The common stock share repurchases made subsequent to January 1, 2002 are cash distributions to US Holdings that for financial reporting purposes have been recorded as a return of capital. Any future cash distributions to US Holdings will be reported (i) as a return of capital if made through repurchases or (ii) as a dividend if so declared by the board of directors. Any future common stock share repurchases will reduce the amount of TXU Electric Delivery’s equity, but will not change US Holdings’ 100% ownership of TXU Electric Delivery.

Capitalization — The capitalization of TXU Electric Delivery at March 31, 2005, consisted of 60% long-term debt, less current maturities, and 40% shareholder’s equity.

Short-term Borrowings — At March 31, 2005, TXU Electric Delivery had short-term borrowings consisting of bank borrowings of $50 million at a weighted average interest rate of 3.15% and advances from affiliates of $142 million at a weighted average interest rate of 3.81%. At December 31, 2004, TXU Electric Delivery had short-term advances from affiliates of $63 million at a weighted average interest rate of 3.40%.

Sale of Receivables — TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to TXU Electric Delivery under the program totaled $71 million and $62 million at March 31, 2005 and December 31, 2004, respectively. See Note 2 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

Credit Ratings — Current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

	TXU Corp.	US Holdings	TXU Electric Delivery	TXU Electric Delivery	TXU Energy Holdings
	(Senior Unsecured)	(Senior Unsecured)	(Secured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BBB-	BBB-	BBB	BBB-	BBB
Moody’s	Ba1	Baa3	Baa1	Baa2	Baa2
Fitch	BBB-	BBB-	A-/BBB+	BBB+	BBB

TXU Electric Delivery’s first mortgage bonds are rated A- and its senior secured notes are rated BBB+ by Fitch. Moody’s currently maintains a stable outlook for TXU Corp., US Holdings, TXU Energy Holdings and TXU Electric Delivery. Fitch changed its outlook to negative for TXU Corp., US Holdings and TXU Energy Holdings and reaffirmed its stable outlook for TXU Electric Delivery on May 6, 2005. S&P placed each such entity on negative watch on May 6, 2005.

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

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of TXU Electric Delivery contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of March 31, 2005, all such applicable covenants were complied with or waivers were obtained.

Material Cross Default Provisions

Certain financing arrangements contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TXU Energy Holdings or TXU Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default under the $3.5 billion joint credit facilities expiring in June 2008, March 2010 and June 2010. Under these credit facilities, a default by TXU Energy Holdings or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy Holdings but not as to TXU Electric Delivery. Also, under this credit facility, a default by TXU Electric Delivery or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Electric Delivery but not as to TXU Energy Holdings.

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

TXU Electric Delivery has other arrangements, including leases with cross default provisions, the triggering of which would not result in a significant effect on liquidity.

Long-term Contractual Obligations and Commitments — There have been no significant changes in contractual cash obligations of TXU Electric Delivery, since December 31, 2004 as disclosed in the 2004 Form 10-K.

OFF BALANCE SHEET ARRANGEMENTS

See discussion above under Sale of Receivables and in Note 2 to Financial Statements.

In May 2004, as part of an overall arrangement initiated by and involving TXU Corp. and its subsidiaries, TXU Electric Delivery entered into a services agreement with Capgemini. Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustment for volumes or other factors, include information technology, customer call center, billing, human resources, supply chain and certain accounting activities.

As part of the agreement, Capgemini was provided a royalty-free right, under an asset license arrangement, to use TXU Corp.’s information technology assets, consisting primarily of capitalized software. The information technology assets were transferred to a subsidiary of TXU Corp. at book value in exchange for an interest in that subsidiary. Such interest is accounted for by TXU Electric Delivery on the equity method.

TXU Corp. obtained a 2.9% limited partnership interest in Capgemini in exchange for the asset license. TXU Corp. has the right to sell (the put option) its interest and the licensed software to Cap Gemini North America Inc., the parent of Capgemini, for $200 million, plus its share of Capgemini’s undistributed earnings, upon expiration of the services agreement or earlier upon the occurrence of certain unexpected events. Cap Gemini North America Inc. has the right to purchase these interests under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million and is being accounted for on the cost method. TXU Electric Delivery recorded its share of the fair value of the put option, estimated at $51 million, as a noncurrent asset.

COMMITMENTS AND CONTINGENCIES

See Note 4 to Financial Statements for details of contingencies, including guarantees.

REGULATION AND RATES

Transmission Rates — In February 2005, TXU Electric Delivery filed an application for an interim update of its wholesale transmission rate, which will result in an annualized revenue increase of $23 million. Approximately $14 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $9 million is recoverable from REPs through the retail transmission cost recovery factor (TCRF) component of TXU Electric Delivery’s distribution rates charged to REPs. On April 29, 2005, the Commission approved the requested increase in TXU Electric Delivery’s interim wholesale transmission rate, which was effective immediately.

In order to recover increased affiliate and third-party transmission costs, TXU Electric Delivery is allowed to request an update to the TCRF component of its distribution rate charged to REPs twice a year. In March 2005, the Commission approved an estimated annualized increase of $1.6 million in the TCRF component of TXU Electric Delivery’s distribution rates charged to REPs. The effect of TXU Electric Delivery’s wholesale transmission rate increase described in the preceding paragraph will likely be included in TXU Electric Delivery’s September 2005 TCRF update.

In 2004, certain cities within TXU Corp.’s historical service territory, acting in their role as a regulatory authority (with original jurisdiction), initiated inquiries to determine if the rates of TXU Electric Delivery, which have been established by the Commission, are just and reasonable. Twenty-three cities passed such resolutions (and eleven passed resolutions supporting the other cities). TXU Electric Delivery has the right to appeal any city action to the Commission. In the fourth quarter of 2004, TXU Electric Delivery recorded a $21 million charge, reported in other deductions, for estimated settlement payments arising from the resolution of these inquiries. The settlement agreement, which was finalized February 22, 2005, avoids any immediate rate actions, but requires TXU Electric Delivery to file a rate case in 2006, based on a 2005 test year, unless the cities and TXU Electric Delivery mutually agree that such a filing is unnecessary. The final settlement amount is undetermined; however, TXU Electric Delivery believes it will approximate the amount accrued.

ERCOT Market Issues —The Texas Public Utility Regulatory Act (PURA) and the Commission are subject to “sunset review” by the Texas Legislature in the 2005 legislative session. Sunset review entails, generally, a comprehensive review of the need for and efficacy of an administrative agency (e.g., the Commission), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g., PURA). As part of the sunset review process, the legislative Sunset Advisory Commission has recommended that the Legislature reauthorize the Commission for six years, and has recommended other changes to PURA that are not expected to have a material impact upon TXU Electric Delivery’s operations. The Legislature is currently considering additional legislation and could enact other changes to PURA, but TXU Electric Delivery cannot predict whether any such changes might have a material impact on its operations.

Texas Legislative Session – The Texas legislature is currently in session and is considering various matters, including changes to various tax provisions and changes to the Public Utilities Regulatory Act (PURA) resulting from the state-mandated sunset review of the Public Utility Commission of Texas. TXU Electric Delivery cannot predict the ultimate outcome of this or any other matters under consideration by the legislature.

Summary — Although TXU Electric Delivery cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk that TXU Electric Delivery may experience a loss in value as a result of changes in market conditions such as interest rates, which TXU Electric Delivery is exposed to in the ordinary course of business. TXU Electric Delivery enters into financial instruments to manage interest rate risk related to its indebtedness.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 2004 Form 10-K and is therefore not presented herein.

INTEREST RATE RISK

See Note 2 to Financial Statements for a discussion of the retirement of debt since December 31, 2004.

CREDIT RISK

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. TXU Electric Delivery’s customers consist primarily of REPs. As a requisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the Commission. REP certificates granted by the Commission are subject to suspension and revocation for significant violation of PURA and Commission rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs adopted by the Commission. Since a majority of the transmission and distribution services provided and invoiced by TXU Electric Delivery are to its affiliated REP, TXU Energy Holdings, a material loss to TXU Electric Delivery arising from nonperformance by its customers is considered unlikely.

TXU Electric Delivery’s exposure to credit risk as of March 31, 2005 primarily represents trade accounts receivable from unaffiliated customers of $76 million. TXU Electric Delivery has two customers that exceed 10% of the unaffiliated trade receivable amount at March 31, 2005, both with a net uncollateralized balance of $9 million. Both customers are noninvestment grade quality; however, the customers have consistently performed their obligations in accordance with their agreements.

TXU Electric Delivery is also exposed to credit risk related to the Capgemini put option with a carrying value of $51 million. Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreement, as well as the payment in connection with the put option. S&P currently maintains a BB+ rating with a negative outlook for Cap Gemini S.A.

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

TXU Electric Delivery’s revenues from the distribution of electricity are collected from 50 REPs, including TXU Energy Holdings, that sell the electricity TXU Electric Delivery distributes to their customers. TXU Electric Delivery depends on these REPs to timely remit these revenues to TXU Electric Delivery. TXU Electric Delivery could experience delays or defaults in payment from these REPs. TXU Energy Holdings represents 63% of TXU Electric Delivery’s distribution revenues.

In addition to revenues, TXU Electric Delivery is owed other significant amounts from TXU Energy Holdings. The incremental income taxes TXU Electric Delivery will pay on the increased delivery fees to be charged to TXU Electric Delivery’s customers related to the aggregate issuance of approximately $1.3 billion in securitization bonds will be reimbursed by TXU Energy Holdings. Therefore, TXU Electric Delivery’s financial statements reflect a $418 million receivable from TXU Energy Holdings that will be extinguished as TXU Electric Delivery pays the related income taxes.

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

TXU Electric Delivery’s ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables. If TXU Electric Delivery’s efforts to complete capital improvements are unsuccessful, TXU Electric Delivery could be subject to additional costs and/or write-off of its investment in the project or improvement.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by TXU Electric Delivery contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that TXU Electric Delivery expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of TXU Electric Delivery’s business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook,”), are forward-looking statements. Although TXU Electric Delivery believes that in making such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed above under “RISK FACTORS THAT MAY AFFECT FUTURE RESULTS” and the following important factors, among others, that could cause the actual results of TXU Electric Delivery to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the FERC and the Commission, with respect to:

•	allowed rate of return;

•	industry, market and rate structure;

•	recovery of investments;

•	acquisitions and disposals of assets and facilities;

•	operation and construction of facilities;

•	changes in tax laws and policies; and

•	changes in and compliance with environmental and safety laws and policies;

•	continued implementation of, and “sunset” provisions regarding, the 1999 Restructuring Legislation;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	TXU Electric Delivery’s ability to implement the initiatives that are part of its restructuring, operational improvement and cost reduction program, and the terms upon which those initiatives are executed;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions;

•	inability of various counterparties to meet their obligations with respect to TXU Electric Delivery’s financial instruments;

•	changes in technology used by and services offered by TXU Electric Delivery;

•	significant changes in TXU Electric Delivery’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to TXU Electric Delivery; and

•	actions by credit rating agencies.

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

ITEM 4.	CONTROLS AND PROCEDURES

DA135 An evaluation was performed under the supervision and with the participation of TXU Electric Delivery’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of March 31, 2005. Based on the evaluation performed, TXU Electric Delivery’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there have been no changes in TXU Electric Delivery’s internal controls over financial reporting that have occurred that has materially affected, or is reasonably likely to materially affect, TXU Electric Delivery’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to the discussion in Note 4 regarding legal proceedings.

ITEM 6.	EXHIBITS

(a)	Exhibits provided as part of Part II are:

Previously Filed*
Exhibits	With File Number	As Exhibit
(3)(i)	Articles of Incorporation

3(a)			—	Articles of Amendment filed May 18, 2004, as corrected by the Articles of Correction filed August 12, 2004

3(b)			—	Composite Copy of the Articles of Incorporation

(10)	Material Contracts

10	1-12833 Form 8-K (filed April 1, 2005)	10	—	$3.5 billion Amended and Restated Credit Agreement, dated March 31, 2005, by and among TXU Electric Delivery, TXU Energy Holdings, JP Morgan Chase Bank, N.A., Citibank, N.A., Wachovia Bank, National Association, Bank of America, N.A., Calyon New York Branch and certain other lenders party thereto

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of T. L. Baker, principal executive officer of TXU Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of H. Dan Farell, principal financial officer of TXU Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of T. L. Baker, principal executive officer of TXU Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of H. Dan Farell, principal financial officer of TXU Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99			—	Condensed Statements of Consolidated Income – Twelve Months Ended March 31, 2005

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TXU ELECTRIC DELIVERY COMPANY

By	/s/ Stan Szlauderbach
Stan Szlauderbach
Senior Vice President & Principal Accounting Officer

Date: May 12, 2005