Form 10-Q
period 2005-06-30
TXU ELECTRIC DELIVERY CO
filed 2005-08-15
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Common Stock outstanding at August 9, 2005: 48,864,775 shares, without par value

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2004 Form 10-K	TXU Electric Delivery Company’s Annual Report on Form 10-K for the year ended December 31, 2004

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to TXU Corp.

Commission	Public Utility Commission of Texas

EPA	Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	Federal Energy Regulatory Commission

FIN 47	FIN No. 47, “Accounting For Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143”

Fitch	Fitch Ratings, Ltd.

GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by US Holdings as a regulated utility at the time of entering retail competition on January 1, 2002.

IRS	Internal Revenue Service

Moody’s	Moody’s Investors Services, Inc.

PURA	Public Utility Regulatory Act

REP	retail electric provider

S&P	Standard & Poor’s, a division of the McGraw Hill Companies

Sarbanes-Oxley	Sarbanes – Oxley Act of 2002

SEC	United States Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 123R	SFAS 123 (Revised 2004), “Share-Based Payment”

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement No. 125”

SG&A	selling, general and administrative

TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context

TXU Electric Delivery	refers to TXU Electric Delivery Company, a subsidiary of US Holdings, and/or its consolidated wholly-owned bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context

ii

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its consolidated subsidiaries, depending on context

TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.

US	United States of America

US GAAP	accounting principles generally accepted in the US

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp. and parent of TXU Energy Holdings and TXU Electric Delivery

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TXU ELECTRIC DELIVERY COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions of dollars)
Operating revenues:
Affiliated	$304	$335	$615	$685
Nonaffiliated	260	183	499	356

Total operating revenues	564	518	1,114	1,041

Operating expenses:
Operation and maintenance	188	199	381	389
Depreciation and amortization	108	83	213	170
Income taxes	30	23	57	50
Taxes, other than income	91	92	185	184

Total operating expenses	417	397	836	793

Operating income	147	121	278	248

Other income and deductions:
Other income	—	2	2	4
Other deductions	2	20	7	21
Nonoperating income tax expense (benefit)	5	(1)	9	2

Interest income	14	14	29	25

Interest expense and related charges	68	71	136	141

Income before extraordinary gain	86	47	157	113

Extraordinary gain, net of tax	—	16	—	16

Net income	$86	$63	$157	$129

CONDENSED STATEMENTS OF CONSOLIDATED

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions of dollars)
Net income	$86	$63	$157	$129
Other comprehensive income, net of tax effects:
Minimum pension liability adjustment (net of tax benefit of $1, $-, $1 and $-)	(2)	—	(2)	—
Cash flow hedges:
Amounts realized in earnings during the year	—	—	1	1

Total cash flow hedges	—	—	1	1

Comprehensive income	$84	$63	$156	$130

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(millions of dollars)
Cash flows — operating activities:
Income before extraordinary gain	$157	$113
Adjustments to reconcile income before extraordinary gain to cash provided by operating activities:
Depreciation and amortization	214	170
Deferred income taxes and investment tax credits — net	41	48
Stock-based compensation expense	3	4
Changes in operating assets and liabilities	(166)	(133)

Cash provided by operating activities	249	202

Cash flows — financing activities:
Issuance of long-term debt	—	790
Retirements/repurchases of long-term debt	(45)	(108)
Changes in notes payable — banks	160	—
Repurchase of common stock	—	(450)
Net change in advances from parent	(21)	(12)
Decrease in note receivable from TXU Energy Holdings related to transition bonds	32	—
Debt premium, discount, financing and reacquisition expenses	(3)	(13)

Cash provided by financing activities	123	207

Cash flows — investing activities:
Capital expenditures	(371)	(249)
Other	2	(23)

Cash used in investing activities	(369)	(272)

Net change in cash and cash equivalents	3	137

Cash and cash equivalents — beginning balance	—	245

Cash and cash equivalents — ending balance	$3	$382

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$3	$—
Restricted cash	34	43
Trade accounts receivable — nonaffiliates	115	72
Trade accounts and other receivables from affiliates	376	243
Materials and supplies inventories — at average cost	51	33
Other current assets	63	31

Total current assets	642	422

Other property and investments	89	62
Property, plant and equipment — net	6,845	6,609
Notes or other receivables due from TXU Energy Holdings	371	386
Regulatory assets — net	1,852	1,891
Other noncurrent assets	131	123

Total assets	$9,930	$9,493

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Notes payable — banks	$160	$—
Advances from parent	42	63
Long-term debt due currently	184	182
Accounts payable – trade	102	89
Accrued taxes	141	215
Accrued interest	77	77
Other current liabilities	101	91

Total current liabilities	807	717

Investment tax credits	60	63
Accumulated deferred income taxes	1,473	1,524
Other noncurrent liabilities and deferred credits	563	303
Long-term debt, less amounts due currently	4,153	4,199

Total liabilities	7,056	6,806

Contingencies (Note 4)

Shareholder’s equity (Note 3):
Common stock without par value:
Authorized shares – 100,000,000 shares;
Outstanding shares: 48,864,775 shares and 48,864,775 shares	2,092	2,061
Retained earnings	810	653
Accumulated other comprehensive loss	(28)	(27)

Total shareholder’s equity	2,874	2,687

Total liabilities and shareholder’s equity	$9,930	$9,493

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

TXU Electric Delivery is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing electric delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A majority of TXU Electric Delivery’s revenues represent fees for delivery services provided to TXU Energy Holdings, also a subsidiary of US Holdings. For the six months ended June 30, 2005, distribution revenues from TXU Energy Holdings represented 62% of TXU Electric Delivery’s total distribution revenues and 55% of TXU Electric Delivery’s total revenues.

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

Basis of Presentation — The condensed consolidated financial statements of TXU Electric Delivery, which include the results of operations of TXU Electric Delivery Transition Bond Company LLC, have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2004 Form 10-K, except with respect to pension and other postretirement benefits as discussed in Note 5. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. The financial statements reflect reclassification of prior period amounts to conform to the current period presentation. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2004 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year.

All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Changes in Accounting Standards — FIN 47 was issued in March 2005. This interpretation clarifies the term “conditional asset retirement” and requires recognition of a liability for the fair value of the conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective for TXU Electric Delivery with reporting for the fourth quarter 2005. TXU Electric Delivery is currently evaluating the potential impact of this standard.

Extraordinary gain — An extraordinary gain of $16 million (net of tax of $9 million) recorded in the second quarter of 2004 represents an increase in the carrying value of TXU Electric Delivery’s regulatory asset subject to securitization. The second and final tranche of the securitization bonds was issued in June 2004. The increase in the related regulatory asset is due to the effect of higher interest rates on the bonds and therefore increased amounts to be recovered in tariffs billed to REPs by TXU Electric Delivery as transition charges to service the bonds.

2.	FINANCING ARRANGEMENTS

Short-term Borrowings — At June 30, 2005, TXU Electric Delivery had short-term borrowings consisting of bank borrowings of $160 million at a weighted average interest rate of 3.66% and advances from parent of $42 million at a weighted average interest rate of 3.81%. At December 31, 2004, TXU Electric Delivery had short-term advances from parent of $63 million at a weighted average interest rate of 3.40%.

Credit Facilities — At June 30, 2005, TXU Electric Delivery had access to credit facilities directly or through affiliates (some of which provide for long-term borrowings) as follows:

			At June 30, 2005
Facility	Maturity Date	Authorized Borrowers	Facility Limit	Letters of Credit	Cash Borrowings	Availability
Three-Year Revolving Credit Facility	June 2008	TXU Energy Holdings, TXU Electric Delivery	$1,400	$167	$410	$823
Five-Year Revolving Credit Facility	March 2010	TXU Energy Holdings, TXU Electric Delivery	1,600	—	620	980
Five-Year Revolving Credit Facility	June 2010	TXU Energy Holdings, TXU Electric Delivery	500	—	245	255
Five-Year Revolving Credit Facility	December 2009	TXU Energy Holdings	500	455	45	—

Total			$4,000	$622	$1,320	$2,058

In March 2005, TXU Energy Holdings and TXU Electric Delivery amended their joint credit facilities, increasing the capacity from $2.5 billion to $3.5 billion, extending the maturity dates and reducing the borrowing costs. The amended and restated facilities can be used for working capital and general corporate purposes, including providing back-up for any future issuances of commercial paper by TXU Energy Holdings or TXU Electric Delivery and letters of credit. At June 30, 2005, there was no commercial paper outstanding. The maximum amount directly available to TXU Electric Delivery under the facilities is $2.8 billion.

In January 2005, TXU Corp.’s $425 million credit facility was terminated and $419 million of related outstanding letters of credit were effectively transferred to other facilities.

Sale of Receivables — TXU Corp. has had an accounts receivable securitization program in place for a number of years. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). In June 2005, the program was renewed until June 2008. Funding under the program to TXU Electric Delivery as of June 30, 2005 was $57 million.

The maximum amount of funding available under the program is $700 million. Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program. Previously, this reduction was determined by the originator’s credit rating. Undivided interests were reduced by 100% of the customer deposits for a Baa3/BBB- rating; 50% for a Baa2/BBB rating; and zero % for a Baa1/BBB+ and above rating. Effective with the June 2005 renewal, this reduction is based only on TXU Energy Holdings’ fixed charge coverage ratio. Under the renewal, funding availability for all originators is reduced by 100% of the customer deposits if TXU Energy Holdings’ coverage ratio is less than 2.5 times; 50% if TXU Energy Holdings’ coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if TXU Energy Holdings’ coverage ratio is 3.25 times or more. At June 30, 2005, customer deposits were $108 million and TXU Energy Holdings’ coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes issued to TXU Electric Delivery, which is reported in accounts receivable, was $49 million at June 30, 2005 and $45 million at December 31, 2004.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were $1 million and $456 thousand for the six-months ended June 30, 2005 and 2004, respectively, and approximated 3.7% and 2.1% for the six months ended June 30, 2005 and 2004, respectively, of the average funding under the program on an annualized basis. These fees represent the net incremental costs of the program to TXU Electric Delivery and are reported in operation and maintenance expenses.

The June 30, 2005 consolidated balance sheet reflects $106 million face amount of trade accounts receivable, such amount having been reduced by $57 million of undivided interests sold by TXU Receivables Company. Funding under the program to TXU Electric Delivery decreased $5 million for the six months ended June 30, 2005 and increased $6 million for the six months ended June 30, 2004. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to TXU Electric Delivery for the six months ended June 30, 2005 and 2004 were as follows:

	Six Months Ended June 30,
	2005	2004
Cash collections on accounts receivable	$426	$281
Face amount of new receivables purchased	(425)	(291)
Discount from face amount of purchased receivables	1	—
Program fees paid	(1)	—
Increase in subordinated notes payable	4	4

Operating cash flows used by (provided to) TXU Electric Delivery under the program	$5	$(6)

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

Long-term Debt — At June 30, 2005 and December 31, 2004, long-term debt of TXU Electric Delivery and its consolidated subsidiary consisted of the following:

	June 30, 2005	December 31, 2004
TXU Electric Delivery
6.750% Fixed First Mortgage Bonds due July 1, 2005	$92	$92
6.375% Fixed Senior Secured Notes due May 1, 2012	700	700
7.000% Fixed Senior Secured Notes due May 1, 2032	500	500
6.375% Fixed Senior Secured Notes due January 15, 2015	500	500
7.250% Fixed Senior Secured Notes due January 15, 2033	350	350
5.000% Fixed Debentures due September 1, 2007	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(18)	(19)

Sub-total	3,124	3,123

TXU Electric Delivery Transition Bond Company LLC (a)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	59	80
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	122	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	246	270
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total TXU Electric Delivery Transition Bond Company LLC	1,213	1,258

Total Consolidated TXU Electric Delivery	4,337	4,381

Less amount due currently	184	182

Total long-term debt	$4,153	$4,199

(a)	These bonds are nonrecourse to TXU Electric Delivery.

Retirements of long-term debt in the first six months of 2005 totaling $45 million represent payments at scheduled maturity dates.

3.	SHAREHOLDER’S EQUITY

Under SFAS 123R, compensation expense related to TXU Corp.’s share-based awards to TXU Electric Delivery’s employees is accounted for as a noncash capital contribution from the parent. Accordingly, TXU Electric Delivery recorded a $4 million credit to its common stock account in the second quarter of 2005. In addition, TXU Electric Delivery recorded a $9 million credit to common stock for the effect of the tax deduction amount exceeding the reported compensation expense for TXU Corp. share-based awards vested in the second quarter of 2005.

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

Guarantees — TXU Electric Delivery has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. Accounting rules require the recording of a liability for all guarantees entered into subsequent to December 31, 2002. These guarantees are described below.

Residual value guarantees in operating leases — TXU Electric Delivery is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At June 30, 2005, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $30 million. The substantial majority of the maximum guarantee amount relates to leases entered into prior to December 31, 2002. The average life of the lease portfolio is approximately four years.

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

5.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Other Deductions —

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Other income:
Equity portion of allowance for funds used during construction	$—	$—	$1	$1
Net gain on sale of properties	—	—	1	—
Other	—	2	—	3

Total other income	$—	$2	$2	$4

Other deductions:
Employee severance	$—	$18	$2	$18
Capgemini outsourcing transition costs	1	—	2	—
Software write-off	—	1	—	1
Other	1	1	3	2

Total other deductions	$2	$20	$7	$21

Severance Liability Related to Restructuring Activities —

Liability for severance costs as of January 1, 2005	$12
Payments charged against liability	(4)

Liability for severance costs as of June 30, 2005	$8

Interest Expense and Related Charges —

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest	$68	$71	$136	$140
Amortization of debt discounts and issuance costs	1	1	3	3
Allowance for borrowed funds used during construction	(1)	(1)	(3)	(2)

Total interest expense and related charges	$68	$71	$136	$141

Regulatory Assets and Liabilities —

	June 30, 2005	December 31, 2004
Regulatory Assets:
Generation-related regulatory assets recoverable by transition bonds	$1,536	$1,607
Securities reacquisition costs	122	125
Recoverable deferred income taxes — net	117	109
Nuclear decommissioning asset	37	30
Other regulatory assets	137	123

Total regulatory assets	1,949	1,994

Regulatory Liabilities:
Investment tax credit and protected excess deferred taxes	75	79
Over-collection of securitization (transition) revenues	20	23
Other regulatory liabilities	2	1

Total regulatory liabilities	97	103

Net regulatory assets	$1,852	$1,891

Included above are assets of $121 million at both June 30, 2005 and December 31, 2004 that are earning a return. The regulatory assets subject to securitization have a remaining recovery period of 11 years. Other regulatory assets have a remaining recovery period of 12 to 46 years.

Restricted Cash — At June 30, 2005, TXU Electric Delivery Transition Bond Company LLC had $34 million of restricted cash reported in current assets, representing collections from customers that secure its securitization bonds and may be used only to service its debt and pay its expenses. Restricted cash reported in investments included $10 million principally related to payment of fees associated with the securitization bonds and $1 million in reserve for shortfalls of transition charges.

Trade Accounts Receivable — At June 30, 2005 and December 31, 2004, trade accounts receivable from nonaffiliates are stated net of allowance for uncollectible accounts of $2 million and $443 thousand, respectively. Allowances related to receivables sold are reported in current liabilities and totaled $449 thousand and $2 million at June 30, 2005 and December 31, 2004, respectively. Trade accounts receivable at June 30, 2005 and December 31, 2004 included unbilled revenues of $112 million and $106 million, respectively (including amounts from affiliates). During the six months ended June 30, 2005, bad debt expense was $199 thousand and changes related to receivables sold increased the allowance for uncollectible accounts by $1 million. During the six months ended June 30, 2004 there was no bad debt expense and no material accounts receivable write-offs.

Intangible Assets — Intangible assets other than goodwill are comprised of the following:

	As of June 30, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Capitalized software	$58	$30	$28	$58	$27	$31

Land easements	172	61	111	171	60	111

Total	$230	$91	$139	$229	$87	$142

Amortized intangible asset balances are classified as property, plant and equipment in the balance sheet. TXU Electric Delivery has no intangible assets (other than goodwill) that are not amortized.

Aggregate amortization expense for intangible assets for the three months ended June 30, 2005 and 2004 was $2 million and $2 million, respectively. Aggregate amortization expense for intangible assets for the six months ended June 30, 2005 and 2004 was $5 million and $8 million, respectively. The decline reflected a transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction.

The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2004 is as follows:

Year	Amortization Expense
2005	$9
2006	9
2007	9
2008	9
2009	6

Property, Plant and Equipment — At June 30, 2005 and December 31, 2004, property, plant and equipment is stated net of accumulated depreciation and amortization of $3.5 billion and $3.4 billion, respectively.

As of June 30, 2005, substantially all of TXU Electric Delivery’s electric utility property, plant and equipment (with a net book value of $6.8 billion) was pledged as collateral for TXU Electric Delivery’s first mortgage bonds and senior secured notes.

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

Affiliate Transactions — The following represent significant affiliate transactions of TXU Electric Delivery:

•	TXU Electric Delivery records revenue from TXU Energy Holdings for electricity delivery fees and other miscellaneous revenues, which totaled $304 million and $335 million for the three months ended June 30, 2005 and 2004, respectively and $615 million and $685 million for the six months ended June 30, 2005 and 2004, respectively.

•	TXU Electric Delivery records interest income from TXU Energy Holdings with respect to TXU Electric Delivery’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by TXU Electric Delivery. The interest income serves to offset TXU Electric Delivery’s interest expense on the transition bonds. For the three months ended June 30, 2005 and 2004, this interest income totaled $14 million for both periods. For the six months ended June 30, 2005 and 2004, this interest income totaled $28 million and $25 million, respectively.

•	The incremental taxes TXU Electric Delivery will pay on the increased delivery fees to be charged to TXU Electric Delivery’s customers related to the transition bonds will be reimbursed by TXU Energy Holdings. Therefore, TXU Electric Delivery’s financial statements reflect a receivable of $403 million from TXU Energy Holdings ($32 million of which is classified as due currently) at June 30, 2005 and $435 million ($49 million of which is classified as due currently) at December 31, 2004. The receivable is realized as TXU Electric Delivery pays the related income taxes.

•	The average daily balances of short-term advances from parent for the three months ended June 30, 2005 and 2004 were $83 million and $63 million, respectively, and the weighted average interest rate for the respective periods was 3.72% and 2.85%. Average daily short-term advances from parent for the six months ended June 30, 2005 and 2004 were $93 million and $49 million, respectively, and the weighted average interest rate for the respective period was 3.70% and 2.85%. Interest expense incurred on the advances for the three months ended June 30, 2005 and 2004 was approximately $770 thousand and $451 thousand, respectively, and for the six months ended June 30, 2005 and 2004 was $2 million and $1 million, respectively.

•	TXU Corp. charges TXU Electric Delivery for certain administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $7 million and $41 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, these costs totaled $15 million and $69 million. Effective July 1, 2004, under TXU Electric Delivery’s ten year services agreement with Capgemini, several of the services previously performed by TXU Corp. are now provided by Capgemini.

•	TXU Electric Delivery charged TXU Gas for meter reading and certain customer and administrative services at cost. For the three months and six months ended June 30, 2004, TXU Electric Delivery charged TXU Gas $5 million and $10 million, respectively. On October 1, 2004, TXU Gas and Atmos Energy Corporation completed a merger by division in which Atmos Energy Corporation acquired TXU Gas’ operations. TXU Electric Delivery will continue to provide meter reading services to Atmos Energy Corporation under a transition service agreement through September 2005, but customer and administrative support services are now provided by Capgemini.

•	Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in investments on TXU Energy Holdings’ balance sheet, is funded by a delivery fee surcharge collected from REPs by TXU Electric Delivery and remitted to TXU Energy Holdings, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities on TXU Energy Holdings’ balance sheet. Income and expenses associated with the trust fund and decommissioning liability incurred by TXU Energy Holdings are offset by a net change in the intercompany receivable/payable with TXU Electric Delivery, which in turn results in a change in a net regulatory asset/liability. The regulatory asset, which totaled $37 million and $30 million at June 30, 2005 and December 31, 2004, respectively, and is reported on TXU Electric Delivery’s balance sheet, represents the excess of the decommissioning liability over the trust fund balance due to timing of the collection of nuclear decommissioning revenues.

•	See Note 2 for information regarding the accounts receivable securitization program and the related subordinated notes receivable.

•	Also see discussion immediately below regarding a change in allocation of pension and other postretirement benefits costs.

Pension and Other Postretirement Benefits — TXU Electric Delivery is a participating employer in the pension plan sponsored by TXU Corp. TXU Electric Delivery also participates with TXU Corp. and other subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The allocated pension and other postretirement benefit costs applicable to TXU Electric Delivery totaled $20 million and $11 million for the three month periods ended June 30, 2005 and 2004, respectively, and $38 million and $23 million for the six month periods ended June 30, 2005 and 2004, respectively. For the three month periods ended June 30, 2005 and 2004, net amounts recognized in earnings (net of amounts deferred principally as a regulatory asset or property) related to pension and other postretirement benefits totaled a credit of $5 million and expense of $6 million, respectively. For the six month periods ended June 30, 2005 and 2004, net amounts recognized in earnings (less amounts deferred principally as a regulatory asset or property) related to pension and other postretirement benefits totaled $8 million and $12 million, respectively.

The discount rate reflected in net pension and other postretirement benefit costs in 2005 is 6.0%. The expected rate of return on plan assets reflected in the 2005 cost amounts is 8.75% for the pension plan and 8.66% for other postretirement benefits.

Effective January 1, 2005, TXU Electric Delivery and TXU Energy Holdings entered into an agreement whereby TXU Electric Delivery assumed responsibility for pension and other postretirement benefit costs for applicable TXU Energy Holdings’ active and retired employees (i.e., former employees of the regulated predecessor integrated electric utility) related to employee service prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002. Accordingly, the June 30, 2005 balance sheet reflects an increase of $234 million in the accumulated pension and other postretirement liabilities and an $86 million increase in the related deferred tax assets. The offset was recorded as an increase in current affiliate receivable. The amounts of liabilities transferred reflect refinements of allocation bases of plan assets and liabilities to achieve a greater level of precision and support the implementation of the legislation discussed immediately below.

Regulatory Recovery of Pension and Other Postretirement Benefit Costs — In June 2005, an amendment to the Public Utility Regulatory Act (PURA) relating to pension and other postretirement benefits was enacted by the Legislature of the State of Texas. This amendment provides for the recovery by TXU Electric Delivery of pension and other postretirement benefit costs for applicable TXU Energy Holdings’ active and retired employees as defined immediately above. The amendment additionally authorizes TXU Electric Delivery to establish, effective January 1, 2005, a regulatory asset or liability for the difference between the amounts of pension and other postretirement benefits approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, in the second quarter of 2005, TXU Electric Delivery deferred $19 million (as a regulatory asset or property) in pension and postretirement benefit costs for the effect of the amendment through June 30, 2005. Amounts deferred are ultimately subject to regulatory approval.

Supplemental Cash Flow Information —

	Six Months Ended June 30,
	2005	2004
Cash payments:
Interest	$134	$138
Income taxes	$21	$—
Noncash investing and financing activities:
Transfer of property assets	$18	$—
Transfer of pension and other postretirement benefit obligations and related deferred tax assets	$(148)	$—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TXU Electric Delivery Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Electric Delivery Company and subsidiary (Company) as of June 30, 2005, and the related condensed statements of consolidated income, comprehensive income for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed statements of consolidated cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of Company’s management.

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

August 12, 2005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

TXU Electric Delivery is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing electric delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A majority of TXU Electric Delivery’s revenues represent fees for delivery services provided to TXU Energy Holdings, also a subsidiary of US Holdings. For the six months ended June 30, 2005, distribution revenues from TXU Energy Holdings represented 62% of TXU Electric Delivery’s total distribution revenues and 55% of TXU Electric Delivery’s total revenues.

TXU Electric Delivery’s financial statements include its consolidated wholly-owned bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC. TXU Electric Delivery Transition Bond Company LLC was organized for the limited purpose of issuing securitization bonds to recover regulatory asset stranded costs and other qualified costs.

Subsequent to rating actions taken by S&P (see discussion below under “Credit Ratings”), TXU Corp. has undertaken a detailed review of its financial strategy and business plans. TXU Corp. continues to evaluate growth strategies and other value-creating opportunities involving each of its businesses and assets, including TXU Electric Delivery.

RESULTS OF OPERATIONS

All dollar amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the tables therein are stated in millions of US dollars unless otherwise indicated.

TXU Electric Delivery is managed as an integrated business; consequently, there are no separate reportable business segments.

Operating Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change %	2005	2004	Change %
Operating statistics – volumes:
Electric energy delivered (GWh)	25,459	24,900	2.2	48,907	48,531	0.8

Reliability statistics:
System Average Interruption Duration Index (SAIDI) (nonstorm)(a)				77.71	75.77	2.6
System Average Interruption Frequency Index (SAIFI) (nonstorm)(a)				0.98	0.95	3.2
Customer Average Interruption Duration Index (CAIDI) (nonstorm)(a)				79.10	79.93	(1.0)

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters) (b)				2,996	2,954	1.4

Electricity distribution revenues (c):
Affiliated (TXU Energy Holdings)	$304	$335	(9.3)	$615	$685	(10.2)
Nonaffiliated	201	128	57.0	383	248	54.4

Total distribution revenues	505	463	9.1	998	933	7.0
Third-party transmission revenues	53	48	10.4	104	95	9.5
Other miscellaneous revenues and eliminations	6	7	(14.3)	12	13	(7.7)

Total operating revenues	$564	$518	8.9	$1,114	$1,041	7.0

(a)	SAIDI is the number of minutes the average customer is out of electric service in a year. SAIFI is the number of times a year that the average customer experiences an interruption to electric service. CAIDI is the duration in minutes of the average interruption to electric service.

(b)	Includes lighting sites, primarily guard lights, for which TXU Energy Holdings is the REP but are not included in TXU Energy Holdings’ customer count. Such sites totaled 88,242 and 98,292 at June 30, 2005 and 2004, respectively.

(c)	Includes $35 million and $14 million for the three months ended June 30, 2005 and 2004, respectively, and $68 million and $28 million for the six months ended June 30, 2005 and 2004, respectively, of transition charges associated with the issuance of securitization bonds. Also includes disconnect/reconnect fees.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Operating revenues increased $46 million, or 9%, to $564 million in 2005. This change reflected:

•	$21 million in higher transition charges associated with the issuance of securitization bonds in June 2004 (offset by higher amortization of the related regulatory asset as discussed below);

•	$10 million from implementation of power factor billing (power factor billing is a tariff adjustment applied to nonresidential end-use consumers that utilize inefficient equipment);

•	$5 million from increased distribution tariffs to recover higher transmission costs;

•	$5 million in transmission rate increases approved in 2004; and

•	a 2% increase in delivered volumes resulted in an estimated $7 million increase in revenue due to warmer weather and an increase in points of delivery.

Operation and maintenance (O&M) expense decreased $11 million, or 6%, to $188 million in 2005. The decrease reflected an $11 million effect of recording pension and other postretirement benefits costs as a regulatory asset or property (including the retrospective effect to January 1, 2005) in accordance with the amendment to PURA as discussed in Note 5 to Financial Statements. The change in O&M expense also reflected a $5 million increase in contractor expenses primarily for vegetation management to improve reliability, $3 million in lower incentive compensation primarily due to fewer TXU Corp. share awards granted this year and $2 million in net lower shared services costs including the effects of the Capgemini agreement.

Depreciation and amortization expense increased $25 million, or 30%, to $108 million in 2005. The increase reflected $21 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase) and $3 million in higher depreciation due to normal additions and replacements of property, plant, and equipment.

Other deductions totaled $2 million in 2005 and $20 million in 2004. Other deductions in 2004 include $19 million of severance-related and other charges in connection with the Capgemini outsourcing transaction and other TXU Corp. restructuring actions.

Interest expense decreased $3 million, or 4%, to $68 million in 2005. The decrease reflected a $4 million impact of lower average interest rates, partially offset by a $2 million impact of higher average borrowings.

Income tax expense was $35 million in 2005 (including $30 million related to operating income and $5 million related to nonoperating income). The effective income tax rate on income before extraordinary gain decreased to 28.9% in 2005 from 31.9% in 2004, primarily as a result of $4 million credit arising from the settlement of the IRS audit for the 1994 through 1996 tax years.

Income before extraordinary gain increased $39 million, or 83%, to $86 million, primarily reflecting restructuring-related charges in 2004, an increase in transmission-related revenues, implementation of power factor billing and the effect of the amendment to PURA. Net pension and postretirement benefit costs increased net income by $3 million in 2005 and reduced net income $4 million in 2004.

An extraordinary gain of $16 million (net of tax $9 million) in 2004 represents an increase in the carrying value of regulatory assets subject to securitization. The second and final tranche of the securitization bonds was issued in June 2004. The increase in the related regulatory asset is due to the effect of higher interest rates on bonds and therefore increased amounts to be recovered in tariffs billed to REPs by TXU Electric Delivery as transition charges to service the bonds.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Operating revenues increased $73 million, or 7%, to $1.1 billion in 2005. This change reflected:

•	$40 million in higher transition charges associated with the issuance of securitization bonds in June 2004 (offset by higher amortization of the related regulatory asset as discussed below);

•	$15 million from implementation of power factor billing;

•	$11 million from increased distribution tariffs to recover higher transmission costs; and

•	$9 million in transmission revenues from rate increases approved in 2004 and increases in transmission volumes.

Operation and maintenance expense decreased $8 million, or 2%, to $381 million in 2005. The decrease reflected $8 million in net lower shared services costs including the effects of the Capgemini agreement, a $5 million decrease in other employee benefits costs including lower medical benefits due to plan changes and $3 million in lower pension and other postretirement benefits expense, partially offset by $5 million in higher contractor expenses primarily for vegetation management costs to improve reliability and $3 million in increased third-party transmission costs. The reduction in pension and other postretirement benefits expense reflected the amendment to PURA.

Depreciation and amortization expense increased $43 million, or 25%, to $213 million in 2005. The increase reflected $40 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase) and $5 million in higher depreciation due to normal additions and replacements of property, plant, and equipment, partially offset by a $3 million decline reflecting a transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction.

Other deductions totaled $7 million in 2005 and $21 million in 2004. The 2005 amount includes $2 million of severance-related charges, $2 million in costs associated with transitioning the outsourced activities to

Capgemini and $2 million related to TXU Electric Delivery’s portion of the equity losses (representing amortization expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini. The 2004 amount included $19 million in severance-related and other charges in connection with the Capgemini outsourcing transaction and other TXU Corp. restructuring actions.

Interest income increased $4 million to $29 million in 2005 driven by increased reimbursement from TXU Energy Holdings for debt service associated with transition bonds.

Interest expense decreased $5 million, or 4%, to $136 million in 2005. The decrease reflected a $10 million impact of lower average interest rates, partially offset by a $6 million impact of higher average borrowings.

Income tax expense was $66 million in 2005 (including $57 million related to operating income and $9 million related to nonoperating income). The effective income tax rate on income before extraordinary gain decreased to 29.6% in 2005 from 31.5% in 2004, primarily as a result of a $4 million credit arising from the settlement of the IRS audit for the 1994 through 1996 tax years.

Income before extraordinary gain increased $44 million, or 39%, to $157 million. This increase reflected the restructuring-related charges in 2004, an increase in transmission-related revenues, implementation of power factor billing, a decrease in operation and maintenance expenses and a decrease in net interest expense. Net pension and postretirement benefit costs reduced net income by $6 million in 2005 and $8 million in 2004.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flows provided by operating activities for the six months ended June 30, 2005 totaled $249 million compared to $202 million for the six months ended June 30, 2004. The $47 million in improved cash flows reflected higher earnings (as adjusted for the noncash items in the cash flow statement), partially offset by $32 million in unfavorable working capital changes (accounts receivable, inventories and accounts payable).

Cash flows provided by financing activities were $123 million in 2005 compared to $207 million in 2004. The activity in 2005 reflected:

•	$160 million in increased bank borrowings;

•	$69 million in debt retirements (including $3 million of financing and reacquisition costs) and repayments of net advances from parent; and

•	a $32 million reimbursement from TXU Energy Holdings for the incremental taxes paid on the increased delivery fees related to the transition bonds.

The 2004 activity reflected:

•	$790 million issuance of securitization bonds;

•	$450 million in repurchases of common stock; and

•	$133 million in debt retirements (including $13 million of financing and reacquisition costs) and repayment of advances from parent.

Cash flows used in investing activities totaled $369 million in 2005 compared to $272 million in 2004. Capital expenditures were $371 million in 2005 compared to $249 million in 2004. This increase reflected investment in transmission projects to reduce congestion. Other investing activities in 2004 of $23 million reflected $12 million in increased restricted cash balances related to transition charge collections and $9 million in property removal costs.

Long-term Debt Activity — During the six months ended June 30, 2005, TXU Electric Delivery and its subsidiaries made scheduled principal payments totaling $45 million related to transition bonds.

In addition, $92 million principal amount of TXU Electric Delivery’s 6.75% Fixed First Mortgage Bonds matured on July 1, 2005 and were repaid in full. TXU Electric Delivery currently has the ability to release the liens associated with its outstanding secured debt resulting in such debt becoming unsecured.

Credit Facilities — At August 5, 2005, TXU Electric Delivery had access to credit facilities directly or through affiliates totaling $4.0 billion of which $2.3 billion was unused. These credit facilities are used for working capital and general corporate purposes and to support issuances of letters of credit. See Note 2 to Financial Statements for details of the arrangements.

In June 2005, TXU Energy Holdings obtained a commitment from a financial institution for a new credit facility totaling $1 billion, on terms comparable to its existing credit facilities, which can be used for general corporate purposes. The commitment was subsequently amended to include TXU Electric Delivery as a borrower. The agreement was executed on August 12, 2005. The maximum amount directly available to TXU Electric Delivery under the facility is $800 million.

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

Capitalization — The capitalization of TXU Electric Delivery at June 30, 2005, consisted of 59% long-term debt, less current maturities, and 41% shareholder’s equity.

Short-term Borrowings — At June 30, 2005, TXU Electric Delivery had short-term borrowings consisting of bank borrowings of $160 million at a weighted average interest rate of 3.66% and advances from parent of $42 million at a weighted average interest rate of 3.81%. At December 31, 2004, TXU Electric Delivery had short-term advances from parent of $63 million at a weighted average interest rate of 3.40%.

Sale of Receivables — TXU Corp. has had an accounts receivable securitization program in place for several years. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. Effective June 17, 2005, the program was extended until June 17, 2008. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to TXU Electric Delivery under the program totaled $57 million and $62 million at June 30, 2005 and December 31, 2004, respectively. See Note 2 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

Credit Ratings — Current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

	TXU Corp.	US Holdings	TXU Electric Delivery	TXU Electric Delivery	TXU Energy Holdings
	(Senior Unsecured)	(Senior Unsecured)	(Secured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BB+	BB+	BBB-	BBB-	BBB-
Moody’s	Ba1	Baa3	Baa1	Baa2	Baa2
Fitch	BBB-	BBB-	BBB+	BBB+	BBB

Moody’s currently maintains a stable outlook for TXU Corp., US Holdings, TXU Energy Holdings and TXU Electric Delivery. Fitch changed its outlook to negative for TXU Corp., US Holdings and TXU Energy Holdings and reaffirmed its stable outlook for TXU Electric Delivery in May 2005.

As reflected in the table above, in June 2005, S&P lowered its rating of the senior unsecured debt of TXU Corp., US Holdings and TXU Energy Holdings one notch and lowered its rating of TXU Electric Delivery’s secured debt one notch. S&P also changed its rating outlook for TXU Corp. and all of its rated subsidiaries to stable from “CreditWatch Negative.”

These ratings are investment grade, except for Moody’s and S&P’s rating of TXU Corp.’s senior unsecured debt, and S&P’s rating of US Holdings’ senior unsecured debt, which are one notch below investment grade.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of TXU Electric Delivery contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of June 30, 2005, all such applicable covenants were complied with.

Material Cross Default Provisions

Certain financing arrangements contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TXU Energy Holdings or TXU Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default under the $3.5 billion joint credit facilities expiring in June 2008, March 2010 and June 2010. Under these credit facilities, a default by TXU Energy Holdings or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy Holdings but not as to TXU Electric Delivery. Also, under these credit facilities, a default by TXU Electric Delivery or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Electric Delivery but not as to TXU Energy Holdings. All of the above default provisions are the same under the new $1 billion facility that was executed in August 2005. See “Credit Facilities” above regarding the facility.

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

TXU Electric Delivery has other arrangements including leases with cross default provisions the triggering of which would not result in a significant effect on liquidity.

Long-term Contractual Obligations and Commitments — There have been no significant changes in contractual cash obligations of TXU Electric Delivery since December 31, 2004 as disclosed in the 2004 Form 10-K.

OFF BALANCE SHEET ARRANGEMENTS

See discussion above under Sale of Receivables and in Note 2 to Financial Statements.

There have been no changes related to the outstanding arrangement with Capgemini, as disclosed in the 2004 Form 10-K.

COMMITMENTS AND CONTINGENCIES

See Note 4 to Financial Statements for details of contingencies, including guarantees.

REGULATION AND RATES

Transmission Rates — In February 2005, TXU Electric Delivery filed an application for an interim update of its wholesale transmission rate, resulting in an annualized revenue increase of $23 million. Approximately $14 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $9 million is recoverable from REPs through the retail transmission cost recovery factor (TCRF) component of TXU Electric Delivery’s distribution rates charged to REPs. On April 29, 2005, the Commission approved the requested increase in TXU Electric Delivery’s interim wholesale transmission rate, which was effective immediately.

In order to recover increased affiliate and third-party transmission costs, TXU Electric Delivery is allowed to request an update to the TCRF component of its distribution rate charged to REPs twice a year. In March 2005, the Commission approved an estimated annualized increase of $1.6 million in the TCRF component of TXU Electric Delivery’s distribution rates charged to REPs. The effect of TXU Electric Delivery’s wholesale transmission rate increase described in the preceding paragraph will be included in TXU Electric Delivery’s September 2005 TCRF update. The September 2005 TCRF update was filed on July 18, 2005, and no impact on revenues is expected.

In 2004, certain cities within TXU Corp.’s historical service territory, acting in their role as a regulatory authority (with original jurisdiction), initiated inquiries to determine if the rates of TXU Electric Delivery, which have been established by the Commission, are just and reasonable. Twenty-three cities passed such resolutions (and eleven passed resolutions supporting the other cities). TXU Electric Delivery has the right to appeal any city action to the Commission. In the fourth quarter of 2004, TXU Electric Delivery recorded a $21 million charge, reported in other deductions, for estimated settlement payments arising from the resolution of these inquiries. The settlement agreement, which was finalized February 22, 2005, avoids any immediate rate actions, but requires TXU Electric Delivery to file a rate case in 2006, based on a 2005 test year, unless the cities and TXU Electric Delivery mutually agree that such a filing is unnecessary. TXU Electric Delivery has offered the benefits of the settlement to nonlitigant cities. In the second quarter of 2005, TXU Electric Delivery made payments of approximately $9 million under the terms of the settlement. The final settlement amount is undetermined; however, TXU Electric Delivery believes it will approximate the amount accrued.

ERCOT Market Issues — The Texas Public Utility Regulatory Act (PURA) and the Commission were subject to “sunset review” by the Texas Legislature in the 2005 legislative session. Sunset review entails, generally, a comprehensive review of the need for and efficacy of an administrative agency (e.g., the Commission), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g., PURA). As part of the sunset review process, the legislative Sunset Advisory Commission recommended that the Legislature reauthorize the Commission for six years, and recommended other changes to PURA that are not expected to have a material impact upon TXU Corp.’s operations. Senate Bill 408, which was passed by the Texas Legislature, reauthorized the Commission for six years, adjusted the governance of ERCOT, and clarified that the Commission has full oversight of the independent grid operator (ERCOT). The legislation also creates a new wholesale market monitor in ERCOT.

Regulatory Recovery of Pension and Other Postretirement Benefit Costs — In the recent Texas legislative session, an amendment to PURA relating to pension and other postretirement benefit costs was enacted. See Note 5 to Financial Statements.

Texas Legislature Special Session – The 79th Texas Legislature completed its 1st special session called to consider school finance and various associated tax provisions. This session was unable to address the school finance matters but acted on several other matters including an extension and expansion of the Renewable Portfolio Standard in ERCOT. The Governor has called a 2nd session of the 79th Legislature to again address school finance and various associated tax provisions. Other legislation may be brought up (if so designated by the Governor) but TXU Electric Delivery cannot predict the ultimate outcome of this or any other matters under consideration by the legislature during this special session.

Energy Policy Act — The Energy Policy Act of 2005 (which provides for, among other things, the repeal of Public Utility Holding Company Act (PUHCA) no later than six months after enactment) has been passed by both houses of the US Congress and was signed into law by the President on August 8, 2005. PUHCA has limited the operations and ownership of public utilities to discrete geographical areas in the United States and the ability of nonutility companies to own or merge with public utilities. The FERC has been charged with adopting rules regarding certain new authority afforded it that is more limited than the authority conferred upon the SEC by PUHCA. As rules are enacted with respect to implementation and interpretation of the new law, TXU Electric Delivery will assess the expected effects of the bill on its businesses.

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

TXU Electric Delivery’s exposure to credit risk as of June 30, 2005 primarily represents trade accounts receivable from unaffiliated customers of $115 million. TXU Electric Delivery has one customer that exceeds 10% of the unaffiliated trade receivable amount at June 30, 2005, with a net uncollateralized balance of $25 million. This customer is noninvestment grade quality; however, the customer has consistently performed their obligations in accordance with their agreement.

TXU Electric Delivery is also exposed to credit risk related to the Capgemini put option with a carrying value of $51 million. Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreement, as well as the payment in connection with the put option. S&P currently maintains a BB+ rating with a negative outlook for Cap Gemini S. A.

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

The Recent Implementation of Performance Improvement Initiatives May Result in Disruptions.

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

TXU Electric Delivery’s Businesses are Subject to Complex Governmental Regulation.

TXU Electric Delivery is subject to changes in laws (including PURA and the Federal Power Act) and changing governmental policies and regulatory actions (including those of the Commission, the FERC and the EPA) with respect to matters including, but not limited to, market structure and design, construction and operation of transmission facilities, acquisition, disposal, depreciation, and amortization of regulated assets and facilities and return on invested capital

Rate Regulation of TXU Electric Delivery’s Business May Delay or Deny Full Recovery of Its Costs.

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

TXU Electric Delivery’s Business, Revenues and Results of Operations are Subject to Risks That are Beyond Its Control.

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

TXU Electric Delivery’s Revenues are Concentrated in a Small Number of Customers.

TXU Electric Delivery’s revenues from the distribution of electricity are collected from 57 REPs, including TXU Energy Holdings, that sell the electricity TXU Electric Delivery distributes to their customers. TXU Electric Delivery depends on these REPs to timely remit these revenues to TXU Electric Delivery. TXU Electric Delivery could experience delays or defaults in payment from these REPs. TXU Energy Holdings represents 62% of TXU Electric Delivery’s distribution revenues.

In addition to revenues, TXU Electric Delivery is owed other significant amounts from TXU Energy Holdings. The incremental income taxes TXU Electric Delivery will pay on the increased delivery fees to be charged to TXU Electric Delivery’s customers related to the aggregate issuance of approximately $1.3 billion in securitization bonds will be reimbursed by TXU Energy Holdings. Therefore, TXU Electric Delivery’s financial statements reflect a $403 million receivable from TXU Energy Holdings that will be extinguished as TXU Electric Delivery pays the related income taxes.

Recent Events in the Energy Markets that are Beyond TXU Electric Delivery’s Control have Increased the Level of Public and Regulatory Scrutiny in TXU Electric Delivery’s Industry and in the Capital Markets and Have Resulted in Increased Regulation and New Accounting Standards. The Reaction to these Events May Have Negative Impacts on Its Businesses, Financial Condition and Access to Capital.

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

Technological Change May Make Alternative Energy Sources More Attractive Resulting in Reduced Demand For TXU Electric Delivery’s Delivery System

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

TXU Electric Delivery’s Parent Companies are Not Required to Support TXU Electric Delivery’s Capital Needs.

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

In the Future, TXU Electric Delivery Could Have Liquidity Needs That Could be Difficult to Satisfy Under Some Circumstances.

The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact TXU Electric Delivery’s ability to sustain and grow its businesses, which are capital intensive, and would increase its capital costs. TXU Electric Delivery relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. TXU Electric Delivery’s access to the financial markets could be adversely impacted by various factors, such as:

•	changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;

•	inability to access commercial paper markets;

•	a deterioration of TXU Electric Delivery’s credit or a reduction in TXU Electric Delivery’s credit ratings or the credit ratings of TXU Corp. or TXU Corp.’s other subsidiaries;

•	a material breakdown in TXU Electric Delivery’s risk management procedures; and

•	the occurrence of material adverse changes in TXU Electric Delivery’s businesses that restrict TXU Electric Delivery’s ability to access its liquidity facilities.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by TXU Electric Delivery contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that TXU Electric Delivery expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of TXU Electric Delivery’s business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook,”), are forward-looking statements. Although TXU Electric Delivery believes that in making such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed above under “RISK FACTORS THAT MAY AFFECT FUTURE RESULTS” and the following important factors, among others, that could cause the actual results of TXU Electric Delivery to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the FERC and the Commission, with respect to:

•	allowed rate of return;

•	industry, market and rate structure;

•	recovery of investments;

•	acquisitions and disposals of assets and facilities;

•	operation and construction of facilities;

•	changes in tax laws and policies; and

•	changes in and compliance with environmental and safety laws and policies;

•	continued implementation of the 1999 Restructuring Legislation;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	TXU Electric Delivery’s ability to implement the initiatives that are part of its restructuring, operational improvement and cost reduction program, and the terms upon which those initiatives are executed;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions;

•	inability of various counterparties to meet their obligations with respect to TXU Electric Delivery’s financial instruments;

•	changes in technology used by and services offered by TXU Electric Delivery;

•	significant changes in TXU Electric Delivery’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to TXU Electric Delivery; and

•	actions by credit rating agencies.

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

An evaluation was performed under the supervision and with the participation of TXU Electric Delivery’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of June 30, 2005. Based on the evaluation performed, TXU Electric Delivery’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there have been no changes in TXU Electric Delivery’s internal controls over financial reporting that have occurred that have materially affected, or are reasonably likely to materially affect, TXU Electric Delivery’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to the discussion in Note 4 regarding legal proceedings.

ITEM 6.	EXHIBITS

(a)	Exhibits provided as part of Part II are:

Previously Filed*
Exhibits	With File Number	As Exhibit

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of T. L. Baker, principal executive officer of TXU Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of H. Dan Farell, principal financial officer of TXU Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of T. L. Baker, principal executive officer of TXU Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of H. Dan Farell, principal financial officer of TXU Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99			—	Condensed Statements of Consolidated Income – Twelve Months Ended June 30, 2005

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TXU ELECTRIC DELIVERY COMPANY

By	/s/ Stan Szlauderbach
Stan Szlauderbach
Senior Vice President & Principal Accounting Officer

Date: August 12, 2005