Form 10-Q
period 2005-09-30
TXU ELECTRIC DELIVERY CO
filed 2005-11-10
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-100240

TXU Electric Delivery Company

(Exact Name of Registrant as Specified in its Charter)

Texas	75-2967830
(State of Incorporation)	(I.R.S. Employer Identification No.)

500 N. Akard Street, Dallas, TX 75201	(214) 486-2000
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock outstanding at November 9, 2005: 48,864,775 shares, without par value

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2004 Form 10-K	TXU Electric Delivery Company’s Annual Report on Form 10-K for the year ended December 31, 2004

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to TXU Corp.

Commission	Public Utility Commission of Texas

EPA	Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 47	FIN No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143”

Fitch	Fitch Ratings, Ltd.

GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by US Holdings as a regulated utility at the time of entering retail competition on January 1, 2002.

IRS	Internal Revenue Service

Moody’s	Moody’s Investors Services, Inc.

PURA	Public Utility Regulatory Act

REP	retail electric provider

S&P	Standard & Poor’s, a division of the McGraw Hill Companies

Sarbanes-Oxley	Sarbanes – Oxley Act of 2002

SEC	United States Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 123R	SFAS 123 (Revised 2004), “Share-Based Payment”

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement No. 125”

SG&A	selling, general and administrative

TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context

ii

TXU Electric Delivery	refers to TXU Electric Delivery Company, a subsidiary of US Holdings, and/or its consolidated wholly-owned bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its consolidated subsidiaries, depending on context

TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.

US	United States of America

US GAAP	accounting principles generally accepted in the US

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp. and parent of TXU Energy Holdings and TXU Electric Delivery

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TXU ELECTRIC DELIVERY COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions of dollars)
Operating revenues:
Affiliated	$384	$417	$999	$1,101
Nonaffiliated	322	231	821	587

Total operating revenues	706	648	1,820	1,688

Operating expenses:
Operation and maintenance	205	211	587	600
Depreciation and amortization	122	116	334	286
Income taxes	75	51	132	101
Taxes other than income	100	98	285	282

Total operating expenses	502	476	1,338	1,269

Operating income	204	172	482	419

Other income and deductions:
Other income	1	—	3	4
Other deductions	5	4	12	24
Nonoperating income tax expense	3	6	12	8

Interest income	15	17	44	42

Interest expense and related charges	67	71	203	212

Income before extraordinary gain	145	108	302	221

Extraordinary gain, net of tax	—	—	—	16

Net income	$145	$108	$302	$237

CONDENSED STATEMENTS OF CONSOLIDATED

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions of dollars)
Net income	$145	$108	$302	$237
Other comprehensive income, net of tax effects:
Minimum pension liability adjustment (net of tax benefit of $–, $–, $1 and $–)	—	—	(2)	—
Cash flow hedges:
Amounts realized in earnings during the year	—	—	1	1

Total cash flow hedges	—	—	1	1

Comprehensive income	$145	$108	$301	$238

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(millions of dollars)
Cash flows — operating activities:
Income before extraordinary gain	$302	$221
Adjustments to reconcile income before extraordinary gain to cash provided by operating activities:
Depreciation and amortization	335	286
Deferred income tax expense and investment tax credits — net	46	46
Net equity loss from unconsolidated affiliate	2	3
Stock-based compensation expense	4	6
Changes in operating assets and liabilities	(153)	(139)

Cash provided by operating activities	536	423

Cash flows — financing activities:
Issuance of long-term debt	—	790
Retirements/repurchases of long-term debt	(153)	(515)
Increase in notes payable — banks	140	—
Repurchase of common stock	—	(450)
Net increase (decrease) in advances from parent	2	(17)
Decrease in note receivable from TXU Energy Holdings related to transition bonds	40	—
Excess tax benefit on stock-based compensation	9	—
Debt premium, discount, financing and reacquisition expenses	(4)	(24)

Cash provided by (used in) financing activities	34	(216)

Cash flows — investing activities:
Capital expenditures	(553)	(391)
Other	(15)	(35)

Cash used in investing activities	(568)	(426)

Net change in cash and cash equivalents	2	(219)

Cash and cash equivalents — beginning balance	—	245

Cash and cash equivalents — ending balance	$2	$26

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004

	(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$2	$—
Restricted cash	52	43
Trade accounts receivable — nonaffiliates	123	72
Trade accounts and other receivables from affiliates	394	243
Materials and supplies inventories — at average cost	55	33
Other current assets	57	31

Total current assets	683	422

Other property and investments	93	62
Property, plant and equipment — net	6,950	6,609
Notes or other receivables due from TXU Energy Holdings	362	386
Regulatory assets — net	1,808	1,891
Other noncurrent assets	133	123

Total assets	$10,029	$9,493

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Notes payable — banks	$140	$—
Advances from parent	65	63
Long-term debt due currently	92	182
Accounts payable – trade	91	89
Accrued income and other taxes	201	215
Accrued interest	66	77
Other current liabilities	91	91

Total current liabilities	746	717

Investment tax credits	59	63
Accumulated deferred income taxes	1,497	1,524
Other noncurrent liabilities and deferred credits	570	303
Long-term debt, less amounts due currently	4,137	4,199

Total liabilities	7,009	6,806

Contingencies (Note 4)

Shareholder’s equity (Note 3):
Common stock without par value:
Authorized shares – 100,000,000 shares;
Outstanding shares: 48,864,775 shares and 48,864,775 shares	2,093	2,061
Retained earnings	955	653
Accumulated other comprehensive loss	(28)	(27)

Total shareholder’s equity	3,020	2,687

Total liabilities and shareholder’s equity	$10,029	$9,493

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

TXU Electric Delivery is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing electric delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A majority of TXU Electric Delivery’s revenues represent fees for delivery services provided to TXU Energy Holdings, also a subsidiary of US Holdings. For the nine months ended September 30, 2005, distribution revenues from TXU Energy Holdings represented 61% of TXU Electric Delivery’s total distribution revenues and 55% of TXU Electric Delivery’s total revenues.

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

Results of operations for 2004 reflect the adoption of SFAS 123R in the fourth quarter of 2004.

Certain reclassifications have been made to conform prior period data to the current period presentation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Changes in Accounting Standards — FIN 47 was issued in March 2005. This interpretation clarifies the term “conditional asset retirement” and requires recognition of a liability for the fair value of the conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective for TXU Electric Delivery with reporting for the fourth quarter of 2005. TXU Electric Delivery is currently evaluating the potential impact of this standard.

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

2. FINANCING ARRANGEMENTS

Short-term Borrowings — At September 30, 2005, TXU Electric Delivery had short-term borrowings consisting of bank borrowings of $140 million at a weighted average interest rate of 4.15% and advances from parent of $65 million at a weighted average interest rate of 4.39%. At December 31, 2004, TXU Electric Delivery had short-term borrowings consisting of advances from parent of $63 million at a weighted average interest rate of 3.40%.

Credit Facilities — At September 30, 2005, TXU Electric Delivery had access to credit facilities directly or through affiliates (all of which provide for long-term borrowings) as follows:

			At September 30, 2005
Facility	Maturity Date	Authorized Borrowers	Facility Limit	Letters of Credit	Cash Borrowings	Availability
Three-Year Revolving Credit Facility	June 2008	TXU Energy Holdings, TXU Electric Delivery	$1,400	$438	$80	$882
Three-Year Revolving Credit Facility	August 2008	TXU Energy Holdings, TXU Electric Delivery	1,000	—	—	1,000
Five-Year Revolving Credit Facility	March 2010	TXU Energy Holdings, TXU Electric Delivery	1,600	—	300	1,300
Five-Year Revolving Credit Facility	June 2010	TXU Energy Holdings, TXU Electric Delivery	500	70	175	255
Five-Year Revolving Credit Facility	December 2009	TXU Energy Holdings	500	455	45	—

Total			$5,000	$963	$600	$3,437

In August 2005, TXU Energy Holdings and TXU Electric Delivery executed an agreement for a new $1.0 billion 3-year joint credit facility with terms comparable to its existing credit facilities. The facility may be used for working capital and general corporate purposes, including providing back-up for any future issuances of commercial paper and letters of credit by TXU Energy Holdings or TXU Electric Delivery.

In March 2005, TXU Energy Holdings and TXU Electric Delivery amended their joint credit facilities, increasing the capacity from $2.5 billion to $3.5 billion, extending the maturity dates and reducing the borrowing costs. The amended and restated facilities can be used for working capital and general corporate purposes, including providing back-up for any future issuances of commercial paper and letters of credit by or for TXU Energy Holdings or TXU Electric Delivery.

At September 30, 2005, there was no commercial paper outstanding under any of the facilities.

In January 2005, TXU Corp.’s $425 million credit facility was terminated and $419 million of related outstanding letters of credit were effectively transferred to other facilities.

The maximum amount directly available to TXU Electric Delivery under the facilities is $3.6 billion.

Sale of Receivables — TXU Corp. has had an accounts receivable securitization program in place for a number of years. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). In June 2005, the program was renewed until June 2008. Funding under the program to TXU Electric Delivery as of September 30, 2005 was $76 million.

The maximum amount of funding currently available under the program is $700 million, and as of September 30, 2005 the program was fully funded. Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program. Prior to the June 2005 renewal, this reduction was determined by the originator’s credit rating. Undivided interests were reduced by 100% of the customer deposits for a Baa3/BBB- rating; 50% for a Baa2/BBB rating; and zero% for a Baa1/BBB+ and above rating. Effective with the renewal, this reduction is based only on TXU Energy Holdings’ fixed charge coverage ratio. Under the renewal, funding availability for all originators is reduced by 100% of the customer deposits if TXU Energy Holdings’ coverage ratio is less than 2.5 times; 50% if TXU Energy Holdings’ coverage ratio is less than 3.25 times, but at least 2.5 times; and zero% if TXU Energy Holdings’ coverage ratio is 3.25 times or more. Customer deposits, which totaled $108 million at September 30, 2005, did not affect funding availability at that date as TXU Energy Holdings’ coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes issued to TXU Electric Delivery, which is reported in trade accounts receivable, was $66 million at September 30, 2005 and $45 million at December 31, 2004.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities. The program fees (losses on sale) for TXU Electric Delivery, which consist primarily of interest costs on the underlying financing, were $2 million and $1 million for the nine months ended September 30, 2005 and 2004, respectively, and approximated 3.4% and 1.9% for the nine months ended September 30, 2005 and 2004, respectively, of the average funding under the program on an annualized basis. These fees represent the net incremental costs of the program to TXU Electric Delivery and are reported in operation and maintenance expenses.

The September 30, 2005 consolidated balance sheet reflects $142 million face amount of trade accounts receivable, such amount having been reduced by $76 million of undivided interests sold by TXU Receivables Company. Funding under the program to TXU Electric Delivery increased $14 million and $27 million for the nine months ended September 30, 2005 and 2004, respectively. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to TXU Electric Delivery for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended September 30,
	2005	2004
Cash collections on accounts receivable	$672	$462
Face amount of new receivables purchased	(707)	(492)
Discount from face amount of purchased receivables	2	1
Program fees paid	(2)	(1)
Increase in subordinated notes payable	21	3

Operating cash flows provided to TXU Electric Delivery under the program	$(14)	$(27)

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

Long-term Debt — At September 30, 2005 and December 31, 2004, long-term debt of TXU Electric Delivery and its consolidated subsidiary consisted of the following:

	September 30, 2005	December 31, 2004
TXU Electric Delivery
6.750% Fixed First Mortgage Bonds due July 1, 2005	$—	$92
6.375% Fixed Senior Secured Notes due May 1, 2012(a)	700	700
7.000% Fixed Senior Secured Notes due May 1, 2032(a)	500	500
6.375% Fixed Senior Secured Notes due January 15, 2015(a)	500	500
7.250% Fixed Senior Secured Notes due January 15, 2033(a)	350	350
5.000% Fixed Debentures due September 1, 2007	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(18)	(19)

Sub-total	3,032	3,123

TXU Electric Delivery Transition Bond Company LLC (b)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	44	80
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	122	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	245	270
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total TXU Electric Delivery Transition Bond Company LLC	1,197	1,258

Total Consolidated TXU Electric Delivery	4,229	4,381

Less amount due currently	92	182

Total long-term debt	$4,137	$4,199

(a)	Unsecured as of October 25, 2005.
(b)	These bonds are nonrecourse to TXU Electric Delivery.

Debt Issuances and Retirements in 2005

In July 2005, the remaining publicly outstanding $92 million principal amount of TXU Electric Delivery’s Fixed First Mortgage Bonds matured and was paid. In a related action, in October 2005 TXU Electric Delivery released the liens associated with its 2002 Secured Indenture resulting in its Senior Secured Notes becoming unsecured obligations of TXU Electric Delivery ranking equally with all of its other unsecured obligations. Because the First Mortgage Bonds that served as collateral for the 2002 Secured Indenture were returned to TXU Electric Delivery in connection with that release and TXU Electric Delivery no longer has any publicly outstanding First Mortgage Bonds, TXU Electric Delivery discharged its 1983 Mortgage in October 2005. As a result of these actions, TXU Electric Delivery no longer has any secured debt outstanding.

Retirements of other long-term debt in the first nine months of 2005 totaling $61 million represent payments related to transition bonds at scheduled maturity dates.

3. SHAREHOLDER’S EQUITY

Under SFAS 123R, compensation expense related to TXU Corp.’s share-based awards to TXU Electric Delivery’s employees is accounted for as a noncash capital contribution from the parent. Accordingly, TXU Electric Delivery recorded a credit of $1 million and $5 million to its common stock account for the three and nine months ended September 30, 2005, respectively. In addition, TXU Electric Delivery recorded a $9 million credit to common stock for the excess tax benefit arising from the value on the distribution date of the TXU Corp. share-based awards exceeding the reported compensation expense related to the awards that vested in the second quarter of 2005.

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

4. CONTINGENCIES

Guarantees — As discussed below, TXU Electric Delivery has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. Accounting rules require the recording of a liability for all guarantees entered into subsequent to December 31, 2002.

Residual value guarantees in operating leases — TXU Electric Delivery is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At September 30, 2005, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $30 million. The majority of the maximum guarantee amount relates to leases entered into prior to December 31, 2002. The average life of the lease portfolio is approximately four years.

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

5. SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Other Deductions —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Other income:
Equity portion of allowance for funds used during construction	$1	$—	$1	$1
Net gain on sale of properties	—	—	1	1
Other	—	—	1	2

Total other income	$1	$—	$3	$4

Other deductions:
Employee severance (related to 2004 Restructuring Program)	$—	$1	$2	$18
Capgemini outsourcing transition costs	1	—	3	—
Equity losses of entity holding investment in Capgemini	1	3	2	3
Cities settlement accrual	1	—	1	—
Software write-off	—	—	—	1
Other	2	—	4	2

Total other deductions	$5	$4	$12	$24

Regulatory Assets and Liabilities —

	September 30, 2005	December 31, 2004
Regulatory Assets:
Generation-related regulatory assets recoverable by transition bonds	$1,500	$1,607
Securities reacquisition costs	120	125
Recoverable deferred income taxes — net	118	109
Storm-related costs	89	91
Nuclear decommissioning asset	35	30
Other regulatory assets	51	32

Total regulatory assets	1,913	1,994

Regulatory Liabilities:
Investment tax credit and protected excess deferred taxes	73	79
Over-collection of securitization (transition) revenues	29	23
Other regulatory liabilities	3	1

Total regulatory liabilities	105	103

Net regulatory assets	$1,808	$1,891

Included above are assets of $121 million at both September 30, 2005 and December 31, 2004 that are earning a return. The regulatory assets subject to securitization have a remaining recovery period of 11 years. All other regulatory assets have a remaining recovery period of 12 to 46 years.

Interest Expense and Related Charges —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest	$67	$70	$203	$210
Amortization of debt discounts and issuance costs	1	2	4	4
Allowance for borrowed funds used during construction	(1)	(1)	(4)	(2)

Total interest expense and related charges	$67	$71	$203	$212

Severance Liability Related to Restructuring Activities —

Liability for severance costs as of January 1, 2005	$12
Payments charged against liability	(7)

Liability for severance costs as of September 30, 2005	$5

Restricted Cash — At September 30, 2005, TXU Electric Delivery Transition Bond Company LLC had $52 million of restricted cash reported in current assets, representing collections from customers that secure its securitization bonds and may be used only to service its debt and pay its expenses. Restricted cash reported in investments included $10 million principally related to payment of fees associated with the securitization bonds and $3 million in reserve for shortfalls of transition charges.

Trade Accounts Receivable — At September 30, 2005 and December 31, 2004, trade accounts receivable from nonaffiliates are stated net of allowance for uncollectible accounts of $2 million and $443 thousand, respectively. Allowances related to receivables sold are reported in current liabilities and totaled $546 thousand and $2 million at September 30, 2005 and December 31, 2004, respectively. Trade accounts receivable at September 30, 2005 and December 31, 2004 included unbilled revenues of $124 million and $106 million, respectively (including amounts from affiliates). During the nine months ended September 30, 2005, bad debt expense was $70 thousand and changes related to receivables sold increased the allowance for uncollectible accounts by $1 million. During the nine months ended September 30, 2004, bad debt expense was $81 thousand. There were no material accounts receivable write-offs in 2005 or 2004.

Intangible Assets — Intangible assets other than goodwill are comprised of the following:

	As of September 30, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized software	$61	$32	$29	$58	$27	$31
Land easements	175	61	114	171	60	111

Total	$236	$93	$143	$229	$87	$142

Amortized intangible asset balances are classified as property, plant and equipment in the balance sheet. TXU Electric Delivery has no intangible assets (other than goodwill) that are not amortized.

Aggregate amortization expense for intangible assets for each of the three months ended September 30, 2005 and 2004 was $2 million. Aggregate amortization expense for intangible assets for the nine months ended September 30, 2005 and 2004 was $6 million and $11 million, respectively. The decline reflected a transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction.

The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2004 is as follows:

Year	Amortization Expense
2005	$9
2006	9
2007	9
2008	9
2009	7

Property, Plant and Equipment — At September 30, 2005 and December 31, 2004, property, plant and equipment is stated net of accumulated depreciation and amortization of $3.6 billion and $3.4 billion, respectively.

As of September 30, 2005, substantially all of TXU Electric Delivery’s electric utility property, plant and equipment (with a net book value of $7.0 billion) was pledged as collateral for TXU Electric Delivery’s first mortgage bonds and senior secured notes. Effective October 2005, the assets are no longer pledged as collateral. See Note 2 for additional details.

Derivative Financial Instruments and Hedging Activities — During 2002, TXU Electric Delivery entered into certain cash flow hedges related to future forecasted interest payments. These hedges were terminated in May 2002, and a loss of $39 million ($25 million after-tax) was recorded as a charge to other comprehensive income. These losses are being amortized to interest expense over the forecasted related interest payment period of up to thirty years. The $21 million after-tax unamortized balance of these hedges is reported in accumulated other comprehensive income. Related amortization of $2 million ($1 million after-tax) will be recognized in earnings over the next twelve months.

Affiliate Transactions — The following represent significant affiliate transactions of TXU Electric Delivery:

•	TXU Electric Delivery records revenue from TXU Energy Holdings for electricity delivery fees and other miscellaneous revenues, which totaled $384 million and $417 million for the three months ended September 30, 2005 and 2004, respectively and $999 million and $1.1 billion for the nine months ended September 30, 2005 and 2004, respectively.

•	TXU Electric Delivery records interest income from TXU Energy Holdings with respect to TXU Electric Delivery’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by TXU Electric Delivery. The interest income serves to offset TXU Electric Delivery’s interest expense on the transition bonds. For the three months ended September 30, 2005 and 2004, this interest income totaled $14 million and $15 million, respectively. For the nine months ended September 30, 2005 and 2004, this interest income totaled $42 million and $40 million, respectively.

•	The incremental taxes TXU Electric Delivery will pay on the increased delivery fees to be charged to TXU Electric Delivery’s customers related to the transition bonds will be reimbursed by TXU Energy Holdings. Therefore, TXU Electric Delivery’s financial statements reflect a receivable of $395 million from TXU Energy Holdings ($33 million of which is classified as due currently) at September 30, 2005 and $435 million ($49 million of which is classified as due currently) at December 31, 2004. The receivable is realized as TXU Electric Delivery pays the related income taxes.

•	The average daily balances of short-term advances from parent for the three months ended September 30, 2005 and 2004 were $60 million and $50 million, respectively, and the weighted average interest rate for the respective periods was 4.21% and 2.62%. Average daily short-term advances from parent for the nine months ended September 30, 2005 and 2004 were $82 million and $49 million, respectively, and the weighted average interest rate for the respective periods was 3.87% and 2.77%. Interest expense incurred on the advances for the three months ended September 30, 2005 and 2004 was approximately $646 thousand and $327 thousand, respectively, and for the nine months ended September 30, 2005 and 2004 was $2 million and $1 million, respectively.

•	TXU Corp. charges TXU Electric Delivery for certain administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $8 million for each of the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, these costs totaled $24 million and $77 million. Effective July 1, 2004, under TXU Electric Delivery’s ten year services agreement with Capgemini, several of the services previously performed by TXU Corp. are now provided by Capgemini.

•	TXU Electric Delivery charged TXU Gas for meter reading and certain customer and administrative services at cost. For the three months and nine months ended September 30, 2004, TXU Electric Delivery charged TXU Gas $4 million and $14 million, respectively. On October 1, 2004, TXU Gas and Atmos Energy Corporation completed a merger by division in which Atmos Energy Corporation acquired TXU Gas’ operations. TXU Electric Delivery continued to provide meter reading services to Atmos Energy Corporation under a transition service agreement through September 30, 2005.

•	Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in investments on TXU Energy Holdings’ balance sheet, is funded by a delivery fee surcharge collected from REPs by TXU Electric Delivery and remitted to TXU Energy

Holdings, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities on TXU Energy Holdings’ balance sheet. Income and expenses associated with the trust fund and decommissioning liability incurred by TXU Energy Holdings are offset by a net change in the intercompany receivable/payable with TXU Electric Delivery, which in turn results in a change in a net regulatory asset/liability. The regulatory asset, which totaled $35 million and $30 million at September 30, 2005 and December 31, 2004, respectively, and is reported on TXU Electric Delivery’s balance sheet, represents the excess of the decommissioning liability over the trust fund balance due to timing of the collection of nuclear decommissioning revenues.

•	See Note 2 for information regarding the accounts receivable securitization program and the related subordinated notes receivable.

•	Also see discussion immediately below regarding a change in allocation of pension and other postretirement benefits costs.

Pension and Other Postretirement Benefits — TXU Electric Delivery is a participating employer in the pension plan sponsored by TXU Corp. TXU Electric Delivery also participates with TXU Corp. and other subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The allocated pension and other postretirement benefit costs applicable to TXU Electric Delivery totaled $19 million and $10 million for the three month periods ended September 30, 2005 and 2004, respectively, and $57 million and $33 million for the nine month periods ended September 30, 2005 and 2004, respectively. The net amounts recognized in earnings (net of amounts deferred principally as a regulatory asset or property) related to pension and other postretirement benefits totaled $6 million and $4 million for the three month periods ended September 30, 2005 and 2004, respectively. For the nine month periods ended September 30, 2005 and 2004, net amounts recognized in earnings (less amounts deferred principally as a regulatory asset or property) related to pension and other postretirement benefits totaled $15 million and $16 million, respectively.

The discount rate reflected in net pension and other postretirement benefit costs in 2005 is 6.0%. The expected rate of return on plan assets reflected in the 2005 cost amounts is 8.75% for the pension plan and 8.66% for other postretirement benefits.

Effective January 1, 2005, TXU Electric Delivery and TXU Energy Holdings entered into an agreement whereby TXU Electric Delivery assumed responsibility for pension and other postretirement benefit costs for all applicable employees of the regulated predecessor integrated electric utility (i.e., certain TXU Energy Holdings’ active and retired employees) related to employee service prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002. Accordingly, the September 30, 2005 balance sheet reflects an increase of $234 million in the accumulated pension and other postretirement liabilities and an $84 million increase in the related deferred tax assets. The offset was recorded as an increase in current affiliate receivable. The amounts of liabilities transferred reflect refinements of the allocation bases of plan assets and liabilities to achieve a greater level of precision and support the implementation of the legislation discussed immediately below.

Regulatory Recovery of Pension and Other Postretirement Benefit Costs — In June 2005, an amendment to the Public Utility Regulatory Act (PURA) relating to pension and other postretirement benefits was enacted by the Legislature of the State of Texas. This amendment provides for the recovery by TXU Electric Delivery of pension and other postretirement benefit costs for all applicable former employees of the regulated predecessor integrated electric utility (i.e., certain TXU Energy Holdings’ active and retired employees as defined immediately above). The amendment additionally authorizes TXU Electric Delivery to establish a regulatory asset or liability for the difference between the amounts of pension and other postretirement benefits approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, in the second quarter of 2005 TXU Electric Delivery began deferring (principally as a regulatory asset or property) additional pension and postretirement benefit costs for the effect of the amendment, which was retroactively effective January 1, 2005. Amounts deferred are ultimately subject to regulatory approval. Amounts recorded as a regulatory asset totaled $4 million in the quarter and $17 million for the year-to-date 2005.

Supplemental Cash Flow Information —

	Nine Months Ended September 30,
	2005	2004
Cash payments:
Interest	$210	$226
Income taxes	$76	$13
Noncash investing and financing activities:
Transfer of property assets	$18	$—
Transfer of pension and other postretirement benefit obligations and related deferred tax assets	$(150)	$—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TXU Electric Delivery Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Electric Delivery Company and subsidiary (Company) as of September 30, 2005, and the related condensed statements of consolidated income and comprehensive income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed statements of consolidated cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related statements of consolidated income, comprehensive income, cash flows and shareholder’s equity for the year then ended (not presented herein); and in our report (which report includes an explanatory paragraph related to the Company’s change in method of accounting for stock based compensation with the election to early adopt Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment) dated March 21, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

November 10, 2005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

TXU Electric Delivery is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing electric delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A majority of TXU Electric Delivery’s revenues represent fees for delivery services provided to TXU Energy Holdings, also a subsidiary of US Holdings. For the nine months ended September 30, 2005, distribution revenues from TXU Energy Holdings represented 61% of TXU Electric Delivery’s total distribution revenues and 55% of TXU Electric Delivery’s total revenues.

TXU Electric Delivery’s financial statements include its consolidated wholly-owned bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC. TXU Electric Delivery Transition Bond Company LLC was organized for the limited purpose of issuing securitization bonds to recover regulatory asset stranded costs and other qualified costs.

Results of Growth Strategy Review

On November 7, 2005, TXU Corp. announced the results of its growth strategy review of all its operations. The strategy and opportunities for the TXU Electric Delivery business are discussed below.

TXU Corp. has based its overall growth strategy around three core principles it believes are essential to success in the power sector: 1) access to structurally advantaged assets, 2) an industrial skill set and 3) building and leveraging quality scale.

•	Access to structurally advantaged assets – TXU Corp. believes that long-term success in the energy sector is based upon having access to structurally cost-advantaged assets, which are best positioned to succeed in the long term. TXU Corp. believes that its assets, including TXU Electric Delivery’s assets, are well-positioned across the electricity value chain.

•	Industrial skill set – TXU Corp. believes an industrial skill set is crucial for high performance and sustained high returns in asset-intensive businesses. The transition from deregulation to competition that is underway in the electricity sector amplifies the importance of this skill set, and will likely create a significant performance advantage for those who successfully transform their operations. TXU Corp. will continue to focus on upgrading four critical skill sets: operational excellence, market leadership, a systematic risk/return mindset applied to all key decisions and rigorous performance management. TXU Corp. is driving this effort through an overall program called the TXU Operating System.

•	Building and leveraging quality scale – TXU Corp. believes that building and leveraging quality scale enables sustained value creation. Scale allows companies to eliminate duplicative costs, manage suppliers and build and standardize distinctive process expertise. Scale also allows companies to take part in large capital investments with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs.

Quality scale derives from structurally advantaged regional positions. Quality scale enables companies to develop a deep understanding of regional markets and distinctive insights into market dynamics and regulatory frameworks. Regional scale can also create access to advantaged development opportunities.

TXU Corp. has updated its capital allocation model. The capital allocation model is intended to govern the allocation of operating cash flow and the deployment of growth capital. Under the updated model as it applies to its business units, TXU Corp. intends to prioritize cash flows from operations and asset sales in the following order: First, to preserve and enhance the quality of customer service and production and delivery reliability. Second, to consider growth capital, or reinvestments, in the business, but in each case, subject to strict investment criteria. Third, to maintain balance sheet strength, financial flexibility and strong credit metrics.

TXU Electric Delivery’s goal over the next five years is to become an industry leader that will drive efficient management of required transmission and distribution network investments and help redefine customer service levels through effective deployment of new technologies.

TXU Electric Delivery’s goal is to further drive the TXU Operating System and achieve top decile costs, service levels and network reliability through efficient capital and technology deployment and business operations. TXU Electric Delivery intends to invest in its system in order to achieve top decile reliability before the end of the decade. In its core service territory, TXU Electric Delivery is redesigning the model that it uses for network and technology investments, driving to standardization and significantly enhanced efficiency. Leveraging this capability, TXU Electric Delivery expects to ramp up its investments in the transmission and distribution network and in new technologies such as automated meter reading and remote system monitoring. Capital investment is expected to increase to more than $800 million per year over the next five years, an increase of more than 75 percent relative to the 1995 to 2004 average. This expanded program is expected to drive down congestion costs, enhance network integrity and redefine reliability and customer service standards in North Texas by the end of the decade. TXU Electric Delivery also intends to seek opportunities to scale its operating advantage and technology program regionally, looking to achieve operating efficiencies, leverage its asset management capabilities over a larger grid and drive a coordinated technology and infrastructure investment program to improve reliability. TXU Electric Delivery believes that the sector’s infrastructure and technology investment needs are going to be high over the coming years both regionally and nationally, TXU Electric Delivery believes it is well-positioned to participate in this build-out on a broader basis as a highly capable operator that knows how to coordinate and manage large-scale investment programs.

TXU Corp. will be evaluating a wide variety of transaction options that will best enable the execution of this strategy by TXU Electric Delivery.

RESULTS OF OPERATIONS

All dollar amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the tables therein are stated in millions of US dollars unless otherwise indicated.

TXU Electric Delivery is managed as an integrated business; consequently, there are no separate reportable business segments.

Operating Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change %	2005	2004	Change %
Operating statistics – volumes:
Electric energy delivered (GWh)	34,028	30,868	10.2	82,935	79,399	4.5

Reliability statistics:
System Average Interruption Duration Index (SAIDI) (nonstorm)(a)				99.17	70.62	40.4
System Average Interruption Frequency Index (SAIFI) (nonstorm)(a)				1.15	0.91	26.4
Customer Average Interruption Duration Index (CAIDI) (nonstorm)(a)				86.08	77.76	10.7

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters) (b)				3,009	2,963	1.6

Electricity distribution revenues (c):
Affiliated (TXU Energy Holdings)	$384	$416	(7.7)	$998	$1,100	(9.3)
Nonaffiliated	262	178	47.2	645	427	51.1

Total distribution revenues	646	594	8.8	1,643	1,527	7.6
Third-party transmission revenues	54	49	10.2	158	143	10.5
Other miscellaneous revenues	6	5	20.0	19	18	5.6

Total operating revenues	$706	$648	9.0	$1,820	$1,688	7.8

(a)	SAIDI is the number of minutes the average customer is out of electric service in a year. SAIFI is the number of times a year that the average customer experiences an interruption to electric service. CAIDI is the duration in minutes of the average interruption to electric service.

The large increases in the reliability indices are primarily a result of TXU Electric Delivery adopting the Institute of Electrical and Electronics Engineer’s new standards for calculating reliability statistics. The new standard has a more variable definition of excludable major events such as storms that can result in a more difficult comparison for a particular period. The SAIDI results calculated under the previous method would be 74.09 and 73.56 for 2005 and 2004, respectively.

(b)	Includes lighting sites, primarily guard lights, for which TXU Energy Holdings is the REP but are not included in TXU Energy Holdings’ customer count. Such sites totaled 87,326 and 96,499 at September 30, 2005 and 2004, respectively.
(c)	Includes $48 million and $46 million for the three months ended September 30, 2005 and 2004, respectively, and $116 million and $74 million for the nine months ended September 30, 2005 and 2004, respectively, of transition charges associated with the issuance of securitization bonds. Also includes disconnect/reconnect fees.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Operating revenues increased $58 million, or 9%, to $706 million in 2005. This change reflected:

•	$39 million in increased revenues related to a 10% increase in delivered volumes, driven by warmer weather and reflecting an increase in points of delivery;

•	$6 million from increased distribution tariffs to recover higher transmission costs;

•	$6 million in transmission rate increases approved in 2005 and increases in transmission volumes; and

•	$5 million from implementation of power factor billing (power factor billing is a tariff adjustment applied to nonresidential end-use consumers that utilize inefficient equipment).

Operation and maintenance (O&M) expense decreased $6 million, or 3%, to $205 million in 2005. The decrease reflected $6 million in net lower shared services costs including the effects of the Capgemini agreement and $5 million in lower spending for vegetation management, partially offset by $2 million due to timing of energy efficiency program payments and $2 million in increased distribution line maintenance.

Depreciation and amortization increased $6 million, or 5%, to $122 million in 2005. The increase reflected $4 million in higher depreciation due to normal additions and replacements of property, plant, and equipment.

Other deductions totaled $5 million in 2005 and $4 million in 2004. See Note 5 to Financial Statements for additional detail.

Interest expense decreased $4 million, or 6%, to $67 million in 2005. The decrease reflected a $2 million impact of lower average interest rates and a $2 million impact of lower average borrowings.

Income tax expense was $78 million in 2005 (including $75 million related to operating income and $3 million related to nonoperating income). The effective income tax rate on net income increased to 35.0% in 2005 from 34.5% in 2004. This change reflected the ongoing relatively fixed benefit of investment tax credit amortization on a higher income base in 2005.

Net income increased $37 million, or 34%, to $145 million, primarily reflecting warmer weather and an increase in transmission and distribution tariffs. Net pension and postretirement benefit costs reduced net income by $4 million in 2005 and $3 million in 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Operating revenues increased $132 million, or 8%, to $1.8 billion in 2005. This change reflected:

•	$41 million in higher transition charges associated with the issuance of securitization bonds in June 2004 (offset by higher amortization of the related regulatory asset as discussed below);

•	$41 million in increased revenues related to a 5% increase in delivered volumes, largely due to warmer weather and an increase in points of delivery;

•	$19 million from implementation of power factor billing;

•	$18 million from increased distribution tariffs to recover higher transmission costs; and

•	$15 million in transmission revenues from rate increases approved in 2004 and 2005 and increases in transmission volumes.

Operation and maintenance expense decreased $13 million, or 2%, to $587 million in 2005. The decrease reflected $14 million in net lower shared services costs including the effects of the Capgemini agreement and an $8 million decrease in other employee benefits costs including lower medical benefits due to plan changes, partially offset by $3 million in higher metering-related costs due to increased labor and transportation costs, $2 million in increased third-party transmission costs, $2 million in increased distribution line maintenance and $2 million due to timing of energy efficiency program payments.

Depreciation and amortization increased $48 million, or 17%, to $334 million in 2005. The increase reflected $41 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase) and $10 million in higher depreciation due to normal additions and replacements of property, plant, and equipment, partially offset by a $3 million decline reflecting a transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction.

Taxes other than income increased $3 million, or 1%, to $285 million. The increase reflected $6 million in higher property taxes due to normal property additions and replacements, partially offset by a decrease in local gross receipts taxes.

Other income totaled $3 million in 2005 and $4 million in 2004. Other deductions totaled $12 million in 2005 and $24 million in 2004. See Note 5 to Financial Statements for additional detail.

Interest expense decreased $9 million, or 4%, to $203 million in 2005. The decrease reflected an $11 million impact of lower average interest rates and $2 million increase in allowance for funds used during construction, partially offset by a $4 million impact of higher average borrowings.

Income tax expense was $144 million in 2005 (including $132 million related to operating income and $12 million related to nonoperating income). The effective income tax rate on income before extraordinary gain decreased to 32.3% in 2005 from 33.0% in 2004, primarily as a result of a $4 million credit recorded in the second quarter of 2005 arising from the settlement of the IRS audit for the 1994 through 1996 tax years.

Income before extraordinary gain increased $81 million, or 37%, to $302 million. This increase primarily reflected warmer weather, a decrease in severance-related charges and increased transmission and distribution tariffs. Net pension and postretirement benefit costs reduced net income by $10 million in 2005 and $11 million in 2004.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flows provided by operating activities for the nine months ended September 30, 2005 totaled $536 million compared to $423 million for the nine months ended September 30, 2004. The $113 million, or 27%, increase in cash flows was driven by higher earnings. The increase also reflected $43 million in lower storm-related expenditures in 2005 as compared to 2004 (recorded as a regulatory asset). These benefits were partially offset by $31 million in higher tax payments due to timing of payments to TXU Corp.

Cash flows provided by financing activities were $34 million in 2005 compared to cash used in financing activities of $216 million in 2004. The activity in 2005 reflected:

•	$140 million in increased bank borrowings;

•	$157 million in debt retirements (including $4 million of financing and reacquisition costs);

•	a $40 million reimbursement from TXU Energy Holdings for the incremental taxes paid on the increased delivery fees related to the transition bonds; and

•	$9 million due to the tax deduction amount exceeding the reported compensation expense for TXU Corp. vested share-based awards.

The 2004 activity reflected:

•	$790 million issuance of securitization bonds;

•	$450 million in repurchases of common stock; and

•	$556 million in debt retirements (including $24 million of financing and reacquisition costs) and repayment of advances from parent.

Cash flows used in investing activities totaled $568 million in 2005 compared to $426 million in 2004. Capital expenditures were $553 million in 2005 compared to $391 million in 2004. This increase reflected investment in distribution and transmission projects to reduce congestion and improve reliability. Other investing activities in 2005 of $15 million included $9 million of increased restricted cash balances related to transition charge collections and $2 million in net removal costs related to property retirements. Other investing activities in 2004 of $35 million reflected $19 million in increased restricted cash balances related to transition charge collections and $12 million in net removal costs related to property retirements.

Long-term Debt Activity — During the nine months ended September 30, 2005, TXU Electric Delivery and its subsidiaries made scheduled principal payments totaling $61 million related to transition bonds.

In July 2005, the remaining publicly outstanding $92 million principal amount of TXU Electric Delivery’s Fixed First Mortgage Bonds matured and was paid. In a related action, in October 2005 TXU Electric Delivery released the liens associated with its 2002 Secured Indenture resulting in its Senior Secured Notes becoming unsecured obligations of TXU Electric Delivery ranking equally with all of its other unsecured obligations. Because the First Mortgage Bonds that served as collateral for the 2002 Secured Indenture were returned to TXU Electric Delivery in connection with that release and TXU Electric Delivery no longer has any publicly outstanding First Mortgage Bonds, TXU Electric Delivery discharged its 1983 Mortgage in October 2005. As a result of these actions, TXU Electric Delivery no longer has any secured debt outstanding.

Credit Facilities— At November 3, 2005, TXU Electric Delivery had access to credit facilities directly or through affiliates totaling $5.0 billion of which $3.4 billion was unused. These credit facilities are used for working capital and general corporate purposes and to support issuances of commercial paper and letters of credit. See Note 2 to Financial Statements for details of the arrangements.

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

Capitalization — The capitalization of TXU Electric Delivery at September 30, 2005, consisted of 58% long-term debt, less current maturities, and 42% shareholder’s equity.

Short-term Borrowings — At September 30, 2005, TXU Electric Delivery had short-term borrowings consisting of bank borrowings of $140 million at a weighted average interest rate of 4.15% and advances from parent of $65 million at a weighted average interest rate of 4.39%. At December 31, 2004, TXU Electric Delivery had outstanding short-term borrowings consisting of advances from parent of $63 million at a weighted average interest rate of 3.40%.

Sale of Receivables — TXU Corp. has had an accounts receivable securitization program in place for several years. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. Effective June 2005, the program was extended until June 2008. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to TXU Electric Delivery under the program totaled $76 million and $62 million at September 30, 2005 and December 31, 2004, respectively. See Note 2 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

Credit Ratings — Current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

	TXU Corp.	US Holdings	TXU Electric Delivery	TXU Energy Holdings
	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BB+	BB+	BBB-	BBB-
Moody’s	Ba1	Baa3	Baa2	Baa2
Fitch	BBB-	BBB-	BBB+	BBB

In October 2005, TXU Electric Delivery invoked the lien provision of the indenture of its Senior Secured Notes. With this action the liens associated with its outstanding secured debt have been released resulting in such debt becoming unsecured and equally ranked with other unsecured obligations. Subsequently, Moody’s lowered its rating of TXU Electric Delivery’s previously Senior Secured Notes to the same rating as its existing senior unsecured debt. Moody’s currently maintains a stable outlook for TXU Corp., US Holdings, TXU Energy Holdings and TXU Electric Delivery. Fitch changed its outlook to negative for TXU Corp., US Holdings and TXU Energy Holdings and reaffirmed its stable outlook for TXU Electric Delivery in May 2005.

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

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of TXU Electric Delivery contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of September 30, 2005, TXU Electric Delivery was in compliance with all such applicable covenants.

Material Cross Default Provisions

Certain financing arrangements contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TXU Energy Holdings or TXU Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default under the $4.5 billion joint credit facilities expiring in June 2008, August 2008, March 2010 and June 2010. Under these credit facilities, a default by TXU Energy Holdings or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy Holdings but not as to TXU Electric Delivery. Also, under these credit facilities, a default by TXU Electric Delivery or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Electric Delivery but not as to TXU Energy Holdings.

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

REGULATION AND RATES

Transmission Rates — In February 2005, TXU Electric Delivery filed an application for an interim update of its wholesale transmission rate, resulting in an annualized revenue increase of $23 million. Approximately $14 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $9 million is recoverable from REPs through the retail transmission cost recovery factor (TCRF) component of TXU Electric Delivery’s retail delivery rates charged to REPs. On April 29, 2005, the Commission approved the requested increase in TXU Electric Delivery’s interim wholesale transmission rate, which was effective immediately.

In order to recover increased affiliate and third-party transmission costs, TXU Electric Delivery is allowed to request an update twice a year to the TCRF component of its retail delivery rate charged to REPs. In March 2005, the Commission approved an estimated annualized increase of $1.6 million in the TCRF component of TXU Electric Delivery’s retail delivery rates charged to REPs. The effect of TXU Electric Delivery’s wholesale transmission rate increase described in the preceding paragraph was included in TXU Electric Delivery’s September 2005 TCRF update. The September 2005 TCRF update was filed on July 18, 2005, and was implemented September 1, 2005, resulting in no material impact on revenues but an estimated $8.6 million annualized cash flow reduction related to a decline in the Lower Colorado River Authority’s wholesale transmission rate.

Cities Settlement — In 2004, certain cities within TXU Corp.’s historical service territory, acting in their role as a regulatory authority (with original jurisdiction), initiated inquiries to determine if the rates of TXU Electric Delivery, which have been established by the Commission, are just and reasonable. Twenty three cities passed such resolutions (and eleven passed resolutions supporting the other cities). TXU Electric Delivery has the right to appeal any city action to the Commission. In the fourth quarter of 2004, TXU Electric Delivery recorded a $21 million charge, reported in other deductions, for estimated settlement payments arising from the resolution of these inquiries. The settlement agreement, which was finalized February 22, 2005, avoids any immediate rate actions, but requires TXU Electric Delivery to file a rate case in 2006, based on a 2005 test year, unless the cities and TXU Electric Delivery mutually agree that such a filing is unnecessary. TXU Electric Delivery has offered the benefits of the settlement to nonlitigant cities. For the nine months ended September 30, 2005, TXU Electric Delivery has made payments of approximately $11.6 million under the terms of the settlement. The final settlement amount, including payments to nonlitigant cities, is $22 million resulting in an additional $1 million charge in September 2005.

ERCOT Market Legislative Issues— The Texas Public Utility Regulatory Act (PURA) and the Commission were subject to “sunset review” by the Texas Legislature in the 2005 legislative session, which now stands adjourned. Sunset review entailed, generally, a comprehensive review of the need for and efficacy of an administrative agency (e.g., the Commission), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g., PURA). As part of the sunset review process, the legislative Sunset Advisory Commission recommended that the Legislature reauthorize the Commission for six years, and recommended other changes to PURA. Senate Bill (SB) 408, which was passed by the Texas Legislature, reauthorized the Commission for six years, adjusted the governance of ERCOT, and clarified that the Commission has full oversight of the independent grid operator (ERCOT). The legislation also creates a new wholesale market monitor in ERCOT. The Commission has opened a proceeding to address the selection and function of the ERCOT wholesale market monitor. TXU Electric Delivery cannot predict the outcome of this or other regulatory proceedings related to SB 408.

Regulatory Recovery of Pension and Other Postretirement Benefit Costs — In the recent Texas legislative session, an amendment to PURA relating to pension & other postretirement benefits cost was enacted. See Note 5 to Financial Statements.

Energy Policy Act —The Energy Policy Act of 2005 was passed by both houses of the US Congress and was signed into law by the President on August 8, 2005. The Energy Policy Act provides for the repeal of the Public Utility Holding Company Act (PUHCA) no later than six months after enactment. Among other matters, PUHCA has limited the operations and ownership of public utilities to discrete geographical areas in the United States and the ability of nonutility companies to own or merge with public utilities. The FERC has been charged with adopting rules regarding certain new authority afforded it that is more limited than the authority conferred upon the SEC by PUHCA. As rules are enacted with respect to implementation and interpretation of the new law, TXU Electric Delivery will assess the expected effects of the bill on its businesses.

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

TXU Electric Delivery’s exposure to credit risk as of September 30, 2005 primarily represents trade accounts receivable from unaffiliated customers of $123 million. TXU Electric Delivery has two customers with balances that exceed 10% of the unaffiliated trade receivable amount at September 30, 2005, one with a net uncollateralized balance of $29 million and the other with a net uncollateralized balance of $14 million. Both customers are noninvestment grade quality; however, the customers have consistently performed their obligations in accordance with their agreements.

TXU Electric Delivery also has $9 million of credit risk exposure as of September 30, 2005 related to storm damage recovery assistance provided to other utilities affected by the 2005 hurricanes.

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

Ongoing Performance Improvement Initiatives May Not Achieve Expected Results.

The implementation of performance improvement initiatives identified by management may not produce the desired reduction in costs and may result in disruptions arising from employee displacements and the rapid pace of changes to organizational structure and operating practices and processes. Specifically, TXU Electric Delivery is subject to the risk that the joint venture outsourcing arrangement with Capgemini may not produce the desired cost savings. Should TXU Electric Delivery wish to terminate or modify the arrangement with Capgemini as a result of cost or quality issues, or if Capgemini becomes financially unable to perform its obligations, TXU Electric Delivery would incur transition costs, which would likely be significant, to switch to another vendor.

TXU Electric Delivery’s Businesses are Subject to Complex Governmental Regulation.

TXU Electric Delivery is subject to changes in laws (including PURA and the Federal Power Act) and changing governmental policies and regulatory actions (including those of the Commission, the FERC and the EPA) with respect to matters including, but not limited to, market structure and design, construction and operation of transmission facilities, acquisition, disposal, depreciation, and amortization of regulated assets and facilities and return on invested capital. Changes in, revisions to or interpretations of, existing laws and regulations (particularly with respect to rate recovery), together with new laws and regulations, may have an adverse effect on TXU Electric Delivery’s business.

The Rates of TXU Electric Delivery’s Business Are Subject to Regulatory Review.

The rates assessed by TXU Electric Delivery are regulated by the Commission and are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. TXU Electric Delivery’s rates are regulated based on an analysis of TXU Electric Delivery’s costs, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of TXU Electric Delivery’s costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of TXU Electric Delivery’s costs, including regulatory assets reported in the balance sheet, and the return on invested capital allowed by the Commission.

In 2004, certain cities within TXU Corp.’s historical service territory, acting in their role as a regulatory authority (with original jurisdiction) initiated inquiries to determine if TXU Electric Delivery’s Commission-established rates were just and reasonable. TXU Electric Delivery entered into a settlement agreement in February 2005 with the cities, which defers rate action, but requires TXU Electric Delivery to file a rate case in 2006, based on a 2005 test year, unless TXU Electric Delivery and the cities mutually agree that such a filing is unnecessary. While TXU Electric Delivery believes the rates are just and reasonable, it cannot predict the results of any rate case. Any significant reduction in TXU Electric Delivery’s rates could materially adversely affect TXU Electric Delivery’s results of operations and financial condition.

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

TXU Electric Delivery derives all of its revenues from operations located within the State of Texas. As a result, economic weakness in Texas could lead to reduced demand for TXU Electric Delivery’s electricity delivery services. Such a reduction could cause TXU Electric Delivery’s results of operations and financial condition to be materially affected.

TXU Electric Delivery’s Revenues are Concentrated in a Small Number of Customers.

TXU Electric Delivery’s revenues from the distribution of electricity are collected from approximately 60 REPs, including TXU Energy Holdings, that sell the electricity TXU Electric Delivery distributes to their customers. TXU Electric Delivery depends on these REPs to timely remit these revenues to TXU Electric Delivery. TXU Electric Delivery could experience delays or defaults in payment from these REPs. TXU Energy Holdings represents 61% of TXU Electric Delivery’s distribution revenues.

In addition to revenues, TXU Electric Delivery is owed other significant amounts from TXU Energy Holdings. The incremental income taxes TXU Electric Delivery will pay on the increased delivery fees to be charged to TXU Electric Delivery’s customers related to the aggregate issuance of approximately $1.3 billion in securitization bonds will be reimbursed by TXU Energy Holdings. Therefore, TXU Electric Delivery’s financial statements reflect a $395 million receivable from TXU Energy Holdings that will be extinguished as TXU Electric Delivery pays the related income taxes.

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

In the Future, TXU Electric Delivery Could Have Liquidity Needs That Could be Difficult to Satisfy Under Some Circumstances.

The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact TXU Electric Delivery’s ability to sustain and grow its businesses, which are capital intensive, and would increase its capital costs. TXU Electric Delivery relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. TXU Electric Delivery’s access to the financial markets could be adversely impacted by various factors, such as:

•	changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;

•	inability to access commercial paper markets;

•	changes in interest rates;

•	a deterioration of TXU Electric Delivery’s credit or a reduction in TXU Electric Delivery’s credit ratings or the credit ratings of TXU Corp. or TXU Corp.’s other subsidiaries;

•	a material breakdown in TXU Electric Delivery’s risk management procedures; and

•	the occurrence of material adverse changes in TXU Electric Delivery’s businesses that restrict TXU Electric Delivery’s ability to access its liquidity facilities.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of TXU Electric Delivery’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of September 30, 2005. Based on the evaluation performed, TXU Electric Delivery’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there have been no changes in TXU Electric Delivery’s internal controls over financial reporting that have occurred that have materially affected, or are reasonably likely to materially affect, TXU Electric Delivery’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the discussion in Note 4 regarding legal proceedings.

ITEM 6. EXHIBITS

(a) Exhibits provided as part of Part II are:

Exhibits	Previously Filed* With File Number	As Exhibit

(31)	Rule 13a - 14(a)/15d - 14 (a) Certifications.

31(a)		—	Certification of T. L. Baker, principal executive officer of TXU Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)		—	Certification of H. Dan Farell, principal financial officer of TXU Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)		—	Certification of T. L. Baker, principal executive officer of TXU Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)		—	Certification of H. Dan Farell, principal financial officer of TXU Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99		—	Condensed Statements of Consolidated Income – Twelve Months Ended September 30, 2005

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TXU ELECTRIC DELIVERY COMPANY

By	/s/ Stan Szlauderbach
Stan Szlauderbach
Senior Vice President & Principal
Accounting Officer

Date: November 10, 2005