Form 10-K
period 2005-12-31
TXU ELECTRIC DELIVERY CO
filed 2006-03-09
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-100240

TXU Electric Delivery Company

(Exact name of registrant as specified in its charter)

Texas	75-2967830
(State of incorporation)	(I.R.S. Employer Identification No.)

500 N Akard Street, Dallas, TX 75201	(214) 486-2000
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of TXU Electric Delivery Company Common Stock held by non-affiliates: None

Common Stock outstanding at March 7, 2006: 48,864,775 shares, without par value

TXU Electric Delivery Company meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE - None

Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU Electric Delivery Company are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, shortly after they have been filed with the Securities and Exchange Commission. Upon request, TXU Electric Delivery Company will furnish copies of the exhibits that are not included in this Form 10-K. See Appendix B of this Form 10-K for a description of the exhibits. TXU Electric Delivery Company will provide copies of current reports not posted on the website upon request. The information on TXU Corp.’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-K.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2004 Form 10-K	TXU Electric Delivery Company’s Annual Report on Form 10-K for the year ended December 31, 2004

APB 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business process support services to TXU Corp.

Commission	Public Utility Commission of Texas

EPA	Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

ERISA	Employee Retirement Income Security Act

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by TXU Corp.’s regulated electric utility subsidiary at the time of entering retail competition on January 1, 2002.

IRS	Internal Revenue Service

kV	kilovolts

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

PURA	Texas Public Utility Regulatory Act

REP	retail electric provider

S&P	Standard & Poor’s, a division of the McGraw Hill Companies (a credit rating agency)

SEC	United States Securities and Exchange Commission

Settlement Plan	regulatory settlement plan that received final approval by the Commission in January 2003

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 5	SFAS No. 5, “Accounting for Contingencies”

SFAS 71	SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”

SFAS 87	SFAS No. 87, “Employers’ Accounting for Pensions”

SFAS 106	SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”

SFAS 109	SFAS No. 109, “Accounting for Income Taxes”

ii

SFAS 123	SFAS No. 123, “Accounting for Stock-Based Compensation”

SFAS 123R	SFAS No. 123 (revised 2004), “Share-Based Payment”

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement No. 125”

SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”

TCEQ	Texas Commission on Environmental Quality

TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context

TXU Electric Delivery	refers to TXU Electric Delivery Company, a subsidiary of TXU Corp., or TXU Electric Delivery and its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context

TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.

US	United States of America

US GAAP	accounting principles generally accepted in the US

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp.

iii

PART I

Items 1. and 2. BUSINESS AND PROPERTIES

TXU ELECTRIC DELIVERY COMPANY BUSINESS AND STRATEGY

Business Summary

TXU Electric Delivery Company (TXU Electric Delivery) is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to retail electric providers (REPs) that sell power in the north-central, eastern and western parts of Texas. TXU Electric Delivery provides the essential service of delivering electricity safely, reliably and economically to end-use consumers through its distribution systems, as well as providing transmission grid connections to merchant power plants and interconnection to other transmission grids in Texas.

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

TXU Electric Delivery operates the largest distribution and transmission system in Texas, providing power to over 3 million electric delivery points over more than 100,000 miles of electric distribution lines and 14,000 miles of electric transmission lines. At December 31, 2005, TXU Electric Delivery had approximately 3,600 full-time employees, including approximately 170 in a collective bargaining unit.

TXU Electric Delivery operates within the ERCOT system. ERCOT is an intrastate network of investor-owned entities, cooperatives, public entities, nonutility generators and power marketers. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas, is the Independent System Operator of the interconnected transmission system of those systems, and is responsible for ensuring equal access to transmission service by all wholesale market participants in the ERCOT region.

TXU Electric Delivery’s financial statements include its wholly-owned, bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC. TXU Electric Delivery Transition Bond Company LLC was organized for the limited purpose of issuing securitization bonds to recover regulatory asset stranded costs and other qualified costs.

TXU Electric Delivery is managed as an integrated business; consequently, there are no separate reportable business segments.

Business Growth Strategies

Overview

In 2004, senior management reviewed TXU Corp.’s operations and launched a restructuring program to restore financial strength, drive performance improvement with a competitive industrial company perspective and allocate capital in a disciplined and efficient manner. The final phase of the program included development and implementation of the growth strategy of TXU Corp. and its two business segments, TXU Electric Delivery and TXU Energy Holdings. The growth strategy review was completed in November 2005. As part of this review, TXU Corp. identified three core principles on which to base its strategy, as it believes they are essential to success in the electricity industry: 1) access to structurally advantaged assets, 2) an industrial skill set and 3) building and leveraging quality scale.

•	Access to structurally advantaged assets – TXU Corp. believes that long-term success in the electricity industry is based upon having access to structurally advantaged assets. TXU Corp. expects that energy markets will continue to go through cycles and believes that assets with a structural cost advantage are best positioned to succeed in the long term. TXU Corp. believes that its business segments, including TXU Electric Delivery, are well-positioned across the electricity value chain.

•	Industrial skill set – TXU Corp. believes an industrial skill set is crucial for high performance and sustained high returns in asset-intensive businesses. The transition from regulation to competition that is underway in the electricity sector amplifies the importance of this skill set, and will likely create a significant performance advantage for those who successfully transform their operations. TXU Corp. will continue to focus on upgrading four critical skill sets: operational excellence, market leadership, a systematic risk/return mindset applied to all key decisions and rigorous performance management. A key driver of this effort is an overall program called the TXU Operating System, which is a program to drive productivity improvements through deployment of an industrial skill set.

•	Building and leveraging quality scale – TXU Corp. believes that building and leveraging quality scale enables sustained value creation. Scale allows companies to eliminate duplicative costs, manage suppliers and build and standardize distinctive process expertise. Scale also allows companies to take part in large capital investments with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs.

Quality scale is derived from structurally advantaged regional positions. Quality scale enables companies to develop a deep understanding of regional wholesale markets and distinctive insights into market dynamics and regulatory frameworks. Regional scale can also create access to advantaged development opportunities.

TXU Electric Delivery’s goal over the next five years is to become an industry leader that will drive efficient management of required transmission and distribution network investments and help redefine customer service levels through effective deployment of new technologies.

Strategy and Opportunities

TXU Electric Delivery’s goal is to further utilize the TXU Operating System to achieve top decile costs, service levels and network reliability through efficient capital and technology deployment and business operations. TXU Electric Delivery intends to invest in its infrastructure in order to achieve top decile reliability before the end of the decade. In its core service territory, TXU Electric Delivery is redesigning the model that it uses for network and technology investments, driving standardization and significantly enhanced efficiency. Leveraging this capability, TXU Electric Delivery expects to ramp up its investments in the transmission and distribution network and in new technologies such as automated meter reading and remote system monitoring, which will be facilitated with the planned use of new technologies discussed below under “Technology Initiatives.” Capital investment is expected to average more than $800 million per year over the next five years, an increase of more than 72 percent relative to the 1995 to 2004 average. This expanded program is expected to drive down congestion costs, enhance network integrity and redefine reliability and customer service standards in North Texas by the end of the decade. TXU Electric Delivery also intends to seek opportunities to scale its operating advantage and technology program regionally, looking to achieve operating efficiencies, leverage its asset management capabilities over a larger grid and drive a coordinated technology and infrastructure investment program to improve reliability. TXU Electric Delivery believes that the sector’s infrastructure and technology investment needs are going to increase significantly over the coming years both regionally and nationally. TXU Electric Delivery believes it is well-positioned to participate in this build-out on a broader basis as a highly capable operator that knows how to coordinate and manage large-scale investment programs.

TXU Corp. continues to evaluate a wide variety of transactions for the execution of TXU Electric Delivery’s growth strategy.

Regulatory Settlement Plan

On December 31, 2001, TXU Corp. filed a Settlement Plan with the Commission. It resolved all major pending issues related to TXU Corp.’s transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan does not remove regulatory oversight of TXU Electric Delivery’s business. The Settlement Plan became final and nonappealable in January 2003.

Major elements of the Settlement Plan included:

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

Regulatory Asset Securitization — TXU Corp. received a financing order authorizing the issuance of securitization (transition) bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs and other qualified costs. Accordingly, TXU Electric Delivery Transition Bond Company LLC issued an initial $500 million of securitization bonds in 2003 and the remaining $790 million in the first half of 2004. The principal and interest on the bonds are recoverable through revenues as a transition charge to all REPs, including TXU Energy Holdings. There is no remaining issuance authorization under the financing order.

Retail Clawback Credit — In connection with the opening of the Texas market to competition, the Texas Legislature established a retail clawback provision intended to incent affiliated REPs of electricity delivery utilities to actively compete for customers outside their historical service territories. A retail clawback liability arose unless 40% of the electricity consumed by residential and small business customers in the affiliated REP’s historical service territory was supplied by competing REPs after the first two years of competition. This threshold was reached for small business customers in 2003, but not for residential customers. The amount of the liability was equal to the number of such customers retained by TXU Energy Holdings as of January 1, 2004, less the number of new customers from outside the historical service territory, multiplied by $90. The credit, which was funded by TXU Energy Holdings, was applied to delivery fees charged by TXU Electric Delivery to REPs, including TXU Energy Holdings, over a two-year period ended December 31, 2005.

TXU ELECTRIC DELIVERY BUSINESS ACTIVITIES

TXU Electric Delivery is not a buyer or seller of power. It provides distribution services to REPs, which sell power to retail customers. It also provides transmission services to other electricity distribution companies, cooperatives and municipalities.

Electricity Distribution

TXU Electric Delivery’s electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including power delivery, power quality and system reliability. The TXU Electric Delivery distribution system includes over 3 million points of delivery. The electricity distribution business consists of the ownership, management, construction, maintenance and operation of the distribution system within TXU Electric Delivery’s certificated service area. Over the past five years, the number of TXU Electric Delivery’s distribution system points of delivery served has been growing an average of 2% per year.

TXU Electric Delivery’s distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 2,977 distribution feeders.

The TXU Electric Delivery distribution system consists of 55,980 miles of overhead primary conductors, 22,100 miles of overhead secondary and street light conductors, 14,094 miles of underground primary conductors and 8,694 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

Most of TXU Electric Delivery’s power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law.

Electricity Transmission

TXU Electric Delivery’s electric transmission business is responsible for the safe and reliable operations of its transmission network and substations. These responsibilities consist of the construction and maintenance of transmission facilities and substations and the monitoring, controlling and dispatching of high-voltage electricity over TXU Electric Delivery’s transmission facilities through coordination with ERCOT.

TXU Electric Delivery is a member of ERCOT, and the transmission business actively supports the operations of ERCOT and market participants. The transmission business participates with ERCOT and other member utilities to plan, design, construct and operate new transmission lines, with regulatory approval, necessary to maintain reliability, interconnect to merchant power plants, increase bulk power transfer capability and to minimize limitations and constraints on the ERCOT transmission grid.

Transmission revenues are provided under tariffs approved by either the Commission and, to a small degree, the FERC. Network transmission revenues compensate TXU Electric Delivery for delivery of power over transmission facilities operating at 60 kV and above. Transformation service revenues compensate TXU Electric Delivery for substation facilities that transform power from high-voltage transmission to distribution voltages below 60 kV. Other services offered by the transmission business include, but are not limited to: system impact studies, facilities studies and maintenance of transformer equipment, substations and transmission lines owned by other nonretail parties.

TXU Electric Delivery’s transmission facilities include 4,511 circuit miles of 345-kV transmission lines and 9,680 circuit miles of 138- and 69-kV transmission lines. Forty-one generating plants totaling 32,398 MW are directly connected to TXU Electric Delivery’s transmission system, and 704 distribution substations are served from TXU Electric Delivery’s transmission system.

TXU Electric Delivery is connected by eight 345-kV lines to CenterPoint Energy Inc.; by four 345-kV lines (one of which is an asynchronous high voltage direct current interconnection) with the Southwest Power Pool; by seven 138-kV and twelve 69-kV lines to American Electric Power Company Inc.; by six 345-kV, nineteen 138-kV and three 69-kV lines to the Lower Colorado River Authority; by seven 345-kV and nine 138-kV lines to the Texas Municipal Power Agency; by two 345 kV, nine 138 kV and eleven 69 kV lines with Texas New Mexico Power; by four 345-kV, eighty-nine 138-kV and nineteen 69 kV lines with Brazos Electric Power Cooperative; by twenty-six 138 kV and six 69 kV lines with Rayburn Country Electric Cooperative; and by thirteen points with smaller systems operating wholly within Texas.

Customers

TXU Electric Delivery’s transmission customers consist of municipalities, electric cooperatives and other distribution companies. TXU Electric Delivery’s distribution customers consist of approximately 60 REPs in TXU Electric Delivery’s certified service area, including affiliated REPs. For the year ended December 31, 2005, distribution revenues from TXU Energy Holdings represented 59% of TXU Electric Delivery’s distribution revenues and 53% of TXU Electric Delivery’s total revenues. There are no individually significant unaffiliated customers upon which TXU Electric Delivery’s business or results are highly dependent. The retail customers who purchase and consume electricity delivered by TXU Electric Delivery are free to choose their electricity supplier from REPs who compete for their business.

Technology Initiatives

Recent Texas legislation provides for the recovery of and return on a utility’s investment related to advanced metering technology to incent electricity delivery utilities to invest in this new technology. TXU Electric Delivery expects to increase its investment in remote automated meter reading to enhance system load monitoring and outage detection. This enhancement is expected to speed connects/disconnects where applicable and ultimately facilitate the creation of new products and service offerings by REPs, including time-of-use options and various billing methods. TXU Electric Delivery installed approximately 70,000 automated meters in 2005 and plans to install approximately 380,000 automated meters in 2006.

In December 2005, TXU Electric Delivery announced an agreement with CURRENT Communications Group, LLC (CURRENT), to utilize TXU Electric Delivery’s power distribution network as a broadband-enabled “Smart Grid.” CURRENT plans to design, build and operate the “broadband over power line” (BPL) network covering the majority of the TXU Electric Delivery service area. This modernized grid is expected to enhance TXU Electric Delivery’s ability to deliver top-decile electric service reliability and provide the potential for additional products and services from REPs that will enable businesses and consumers to manage their electricity usage and costs. Under the terms of the agreement with CURRENT, TXU Electric Delivery expects to incur service fees totaling approximately $150 million over a 10 year period to utilize the Smart Grid capabilities of CURRENT’s BPL network.

Overlaid on the existing electric distribution network, the CURRENT BPL network solution will incorporate advanced digital communication and computing capabilities that, for the first time, provide real-time monitoring through the electric distribution network, enabling TXU Electric Delivery to:

•	increase network reliability and power quality;

•	prevent, detect and restore customer outages more effectively; and

•	implement automated meter reading more efficiently.

Additionally, CURRENT will leverage the same BPL network to provide homes and businesses high-performance broadband and wireless services, including voice, video and high-speed internet access delivered over existing electrical lines by simply plugging into any home outlet.

Regulation and Rates

As its operations are wholly within Texas, TXU Electric Delivery believes that it is not a public utility as defined in the Federal Power Act and has been advised by its counsel that it is not subject to full regulation by the Federal Energy Regulatory Commission under such act.

The Commission has original jurisdiction over transmission and distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the Commission and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, PURA prohibits the collection of any rates or charges by a public utility (as defined by PURA) that does not have the prior approval of the Commission.

At the state level, PURA, as amended, requires owners or operators of transmission facilities to provide open access wholesale transmission services to third parties at rates and terms that are nondiscriminatory and comparable to the rates and terms of the utility’s own use of its system. The Commission has adopted rules implementing the state open access requirements for utilities that are subject to the Commission’s jurisdiction over transmission services, such as TXU Electric Delivery.

Provisions of the 1999 Restructuring Legislation allow TXU Electric Delivery to annually update its transmission rates to reflect changes in invested capital. These provisions encourage investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

In January 2006, TXU Electric Delivery agreed with a steering committee representing certain cities in Texas (Cities) served by TXU Electric Delivery to defer the filing of a system-wide rate case with the Commission to no later than June 30, 2008 (based on a test year ending December 31, 2007), unless the Cities and TXU Electric Delivery mutually agree that such a filing is unnecessary. The agreement requires payments to the cities of approximately $80 million, including incremental franchise fees. The terms of the agreement include:

•	approximately $40 million in cash payments to the Cities from January 2006 through mid-2009;

•	an estimated $28 million aggregate increase in future franchise fee payments to all cities in its service territory over the period from January 2006 through mid-2009; and

•	an estimated $12 million in cash payments to extend the benefits of the agreement to the other cities TXU Electric Delivery serves.

Payments under the agreement are expected to be made until new tariffs are effective, which based upon an assumed June 2008 rate case filing, is projected to be mid-2009. Payments under the agreement will total approximately $17 million in 2006, $30 million in 2007, $21 million in 2008 and $12 million in 2009.

ENVIRONMENTAL MATTERS

The TCEQ has jurisdiction over water discharges (including storm water) from all Texas facilities. TXU Electric Delivery’s facilities are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TXU Electric Delivery holds all required waste water discharge permits from the TCEQ for facilities in operation and has applied for or obtained necessary permits for facilities under construction. TXU Electric Delivery believes it can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure Plans for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain plans and facilities. TXU Electric Delivery is unable to predict at this time the impact of these changes.

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

TXU Electric Delivery’s capital expenditures for environmental matters were approximately $4 million in 2005 and are expected to total approximately $5 million in 2006.

Item 1A. RISK FACTORS

Some important factors, in addition to others specifically addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that could have a material negative impact on TXU Electric Delivery’s operations, financial results and financial condition, and could cause TXU Electric Delivery’s actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

TXU Electric Delivery’s businesses are subject to ongoing complex governmental regulations and legislation that have impacted, and may in the future impact, TXU Electric Delivery’s business and/or results of operations.

TXU Electric Delivery is subject to changes in laws (including PURA, the Federal Power Act and the Energy Policy Act of 2005) and changing governmental policy and regulatory actions (including those of the Commission, the FERC and the EPA) with respect to matters including, but not limited to, market structure and design, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments and return on invested capital. Changes in, revisions to or reinterpretations of existing laws and regulations (particularly with respect to rate recovery), together with new laws and regulations, may have an adverse effect on TXU Electric Delivery’s business.

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

The rates assessed by TXU Electric Delivery are regulated by the Commission and certain cities and are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. TXU Electric Delivery’s rates are regulated based on an analysis of TXU Electric Delivery’s costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of TXU Electric Delivery’s costs to have been prudently incurred, that the Commission will reduce the amount of invested capital included in the capital structure that TXU Electric Delivery’s rates are based upon or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of TXU Electric Delivery’s costs, including regulatory assets reported in the balance sheet, and the return on invested capital allowed by the Commission.

In 2004, certain cities within TXU Corp.’s historical service territory, acting in their role as a regulatory authority (with original jurisdiction) initiated inquiries to determine if TXU Electric Delivery’s Commission-established rates were just and reasonable. TXU Electric Delivery has entered into settlements deferring rate action, but TXU Electric Delivery will be required to file a rate case in 2008, based on a 2007 test year, unless TXU Electric Delivery and the cities mutually agree that such a filing is unnecessary. While TXU Electric Delivery believes the rates are just and reasonable, it cannot predict the results of any rate case.

TXU Corp.’s growth strategy for TXU Electric Delivery’s businesses may not be executed as planned which could adversely impact its financial condition and results of operations.

There can be no guarantee that the execution of TXU Corp.’s growth strategy for TXU Electric Delivery’s businesses will be successful. For example, there can be no guarantee that the capital investments TXU Electric Delivery intends to make will produce the desired reductions in cost and improvements to service and reliability, particularly with respect to its new technology program. Execution of TXU Corp.’s growth strategy, if achieved, may take longer than expected at costs higher than expected. TXU Corp.’s growth strategy is dependent upon many variables, including, but not limited to, market, legislative and regulatory dynamics. Any change to any of these dynamics could effect the execution of TXU Corp.’s growth strategy, including causing management to change its strategy.

Ongoing performance improvement initiatives may not achieve desired cost reductions and may instead result in significant additional costs if unsuccessful.

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

Technological change may make alternative energy sources more attractive resulting in reduced demand for TXU Electric Delivery’s delivery system.

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

TXU Electric Delivery’s revenues from the distribution of electricity are collected from approximately 60 REPs, including TXU Energy Holdings, that sell the electricity TXU Electric Delivery distributes to their customers. TXU Electric Delivery depends on these REPs to timely remit these revenues to TXU Electric Delivery. TXU Electric Delivery could experience delays or defaults in payment from these REPs. For the year ended December 31, 2005, distribution revenues from TXU Energy Holdings represented 59% of TXU Electric Delivery’s distribution revenues.

In addition to revenues, TXU Electric Delivery is owed other significant amounts from TXU Energy Holdings. For example, the incremental income taxes TXU Electric Delivery will pay on the increased delivery fees to be charged to TXU Electric Delivery’s customers related to the aggregate issuance of approximately $1.3 billion in securitization bonds will be reimbursed by TXU Energy Holdings. Therefore, TXU Electric Delivery’s financial statements reflect a $395 million receivable from TXU Energy Holdings that will be extinguished as TXU Electric Delivery pays the related income taxes.

TXU Electric Delivery’s results of operations and financial condition could be negatively impacted by any development or event beyond its control that causes a material weakness in Texas or the ERCOT region

TXU Electric Delivery derives substantially all of its operations in the ERCOT region. As a result, regardless of the state of the economy in areas outside of Texas or the ERCOT region, economic weakness in Texas or the ERCOT region could lead to reduced demand for delivery services in ERCOT region. Such a reduction could have a material impact on TXU Electric Delivery’s results of operations and financial condition.

TXU Electric Delivery’s parent company is not required to support TXU Electric Delivery’s capital needs.

TXU Corp. is not obligated to provide any loans, further equity contributions or other funding to TXU Electric Delivery. TXU Electric Delivery must compete with all of TXU Corp.’s other subsidiaries for capital and other resources. TXU Electric Delivery’s ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables. If TXU Electric Delivery’s efforts to complete capital improvements are unsuccessful, TXU Electric Delivery could be subject to additional costs and/or write-off of its investment in the project or improvement.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3. LEGAL PROCEEDINGS

TXU Electric Delivery is involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable. All of TXU Electric Delivery’s common stock is owned by TXU Corp.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of TXU Electric Delivery’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2005. Based on the evaluation performed, TXU Electric Delivery’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

There have been no changes in TXU Electric Delivery’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, TXU Electric Delivery’s internal control over financial reporting.

See “Statement of Responsibility” in Appendix A.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 is not presented herein as TXU Electric Delivery meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 is not presented herein as TXU Electric Delivery meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

TXU Electric Delivery has no Audit Committee of its own, but relies upon the TXU Corp. Audit Committee (Committee). The Committee has adopted a policy relating to the engagement of TXU Corp.’s independent auditor. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, Deloitte & Touche LLP may be engaged to provide nonaudit services as described herein. Prior to engagement, all services to be rendered by the independent auditors must be authorized by the Committee in accordance with preapproval procedures which are defined in the policy. The preapproval procedures require (i) the annual review and preapproval by the Committee of all anticipated audit and nonaudit services; and (ii) the quarterly preapproval by the Committee of services, if any, not previously approved and the review of the status of previously approved services. The Committee may also approve certain ongoing nonaudit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed by the independent auditor in 2005 were preapproved.

The policy defines those nonaudit services which Deloitte & Touche LLP may also be engaged to provide as follows: (i) audit related services (e.g. due diligence, accounting consultations and audits related to mergers, acquisitions and divestitures; employee benefit plan audits; accounting and financial reporting standards consultation; internal control reviews; and the like); (ii) tax related services (e.g. tax compliance, general tax consultation and planning, tax advice related to mergers, acquisitions and divestitures; and the like); and (iii) other services (e.g. process improvement, review and assurance; litigation and rate case assistance; general research; forensic and investigative services, training services and the like). The policy prohibits the engagement of Deloitte & Touche LLP to provide (i) bookkeeping or other services related to the accounting records or financial statements of TXU Electric Delivery; (ii) financial information systems design and implementation services; (iii) appraisal or valuation services, fairness opinions, or contribution in-kind reports; (iv) actuarial services; (v) internal audit outsourcing services; (vi) management or human resources functions; (vii) broker-dealer, investment advisor, or investment banking services; (viii) legal and expert services unrelated to the audit; and (ix) any other services that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible. In addition, the policy prohibits the independent auditor from providing tax or financial planning advice to any officer of TXU Electric Delivery.

Compliance with the Committee’s policy relating to the engagement of Deloitte & Touche LLP is monitored on behalf of the Committee by TXU Corp.’s chief internal audit executive. Reports from Deloitte & Touche LLP and the chief internal audit executive describing the services provided by the firm and fees for such services are provided to the Committee no less often than quarterly.

For the years ended December 31, 2005 and 2004, fees billed to TXU Electric Delivery by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows:

	2005	2004
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$543,000	$548,000

Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	—	52,000

Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	—	—

All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews and litigation and rate case assistance	—	—

Total	$543,000	$600,000

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Date: March 9, 2006

	By	/s/ T. L. Baker
(T. L. Baker, Chairman of the Board and Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Electric Delivery Company and in the capacities and on the date indicated.

Signature	Title	Date
/s/ T.L. BAKER (T.L. Baker, Chairman of the Board and Chief Executive)	Principal Executive Officer and Director	March 9, 2006

/s/ H. DAN FARELL	Principal Financial Officer	March 9, 2006
(H. Dan Farell, Senior Vice President and Principal Financial Officer)

/s/ STAN SZLAUDERBACH	Principal Accounting Officer	March 9, 2006
(Stan Szlauderbach, Senior Vice President)

/s/ DAVID A. CAMPBELL	Director	March 9, 2006
(David A. Campbell)

/s/ KIRK R. OLIVER	Director	March 9, 2006
(Kirk R. Oliver)

/s/ ERIC H. PETERSON	Director	March 9, 2006
(Eric H. Peterson)

/s/ C. JOHN WILDER	Director	March 9, 2006
(C. John Wilder)

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of TXU Electric Delivery Company during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Appendix A

TXU ELECTRIC DELIVERY COMPANY

INDEX TO FINANCIAL INFORMATION

December 31, 2005

TXU ELECTRIC DELIVERY COMPANY

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001(c)
	(millions of dollars, except ratios)
Total assets — end of year	$9,911	$9,493	$9,316	$9,015	$8,495
Property, plant and equipment – net — end of year	$7,067	$6,609	$6,333	$6,056	$5,802
Capital expenditures	$733	$600	$543	$513	$635

Capitalization — end of year
Long-term debt, less amounts due currently	$4,107	$4,199	$3,983	$4,080	$3,282
Shareholder’s equity	2,935	2,687	2,856	2,649	2,701

Total	$7,042	$6,886	$6,839	$6,729	$5,983

Capitalization ratios — end of year
Long-term debt, less amounts due currently	58.3%	61.0%	58.2%	60.6%	54.9%
Shareholder’s equity	41.7%	39.0%	41.8%	39.4%	45.1%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Embedded interest cost on long-term debt — end of year (a)	6.5%	6.4%	6.9%	7.2%	8.6%

Operating revenues	$2,394	$2,226	$2,087	$1,994	$2,314
Net income (b)	$351	$273	$258	$122	$228

Ratio of earnings to fixed charges (d)	2.87	2.29	2.24	2.32	2.24

(a)	Represents the annual interest and amortization of any discounts, premiums, issuance costs and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus or minus the unamortized balance of any discounts, premiums, issuance costs and gains/losses on reacquisitions at the end of the year and excludes advances from affiliates.
(b)	Includes extraordinary gain related to the writeup of a regulatory asset of $16 million after-tax and cumulative effect of change in accounting principle of $2 million after-tax both in 2004 and an extraordinary loss related to the writedown of a regulatory asset in 2002 of $123 million after-tax. (See Notes 1 and 7 to Financial Statements.)
(c)	2001 financial data is derived from TXU Corp.’s historical financial information unbundled to reflect comparable amounts prior to TXU Electric Delivery’s existence as a separate entity, effective January 1, 2002.
(d)	Excludes extraordinary gain related to the writeup of a regulatory asset of $16 million after-tax and cumulative effect of change in accounting principle of $2 million after-tax both in 2004 and an extraordinary loss related to the writedown of a regulatory asset in 2002 of $123 million after-tax. (See Notes 1 and 7 to Financial Statements.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

BUSINESS

TXU Electric Delivery is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A majority of TXU Electric Delivery’s revenues represent fees for delivery services provided to TXU Energy Holdings. For the year ended December 31, 2005, distribution revenues from TXU Energy Holdings represented 59% of TXU Electric Delivery’s distribution revenues and 53% of TXU Electric Delivery’s total revenues.

TXU Electric Delivery’s financial statements include its wholly-owned, bankruptcy remote financing subsidiary TXU Electric Delivery Transition Bond Company LLC. TXU Electric Delivery Transition Bond Company LLC was organized for the limited purpose of issuing securitization bonds to recover regulatory asset stranded costs and other qualified costs.

Business Strategy and Opportunities

In 2004, senior management reviewed TXU Corp.’s operations and launched a restructuring program to restore financial strength, drive performance improvement with a competitive industrial company perspective and allocate capital in a disciplined and efficient manner. The final phase of the program included development and implementation of the growth strategy of TXU Corp. and its two business segments. The growth strategy review was completed in November 2005. TXU Electric Delivery’s goal over the next five years is to become an industry leader that will drive efficient management of required transmission and distribution network investments and help redefine customer service levels through effective deployment of new technologies.

TXU Electric Delivery intends to:

•	utilize the TXU Operating System to achieve top decile costs, service levels and network reliability through efficient capital and technology deployment and business operations, specifically through increased investment in the transmission and distribution network and in new technologies such as automated meter reading and remote system monitoring;

•	achieve top decile reliability before the end of the decade; and

•	seek opportunities to scale its operating advantage and technology program regionally, pursue operating efficiencies, leverage its asset management capabilities over a larger grid and drive a coordinated technology and infrastructure investment program to improve reliability.

TXU Corp. continues to evaluate a wide variety of transactions for the execution of TXU Electric Delivery’s growth strategy.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

TXU Electric Delivery’s significant accounting policies are detailed in Note 1 to Financial Statements. TXU Electric Delivery follows accounting principles generally accepted in the US. Application of these accounting policies in the preparation of TXU Electric Delivery’s consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenue and expense during the periods covered. The following is a summary of certain critical accounting policies of TXU Electric Delivery that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Revenue Recognition — TXU Electric Delivery’s revenue includes an estimate for the delivery fee value of electricity delivery services provided from the meter reading date to the end of the period (unbilled revenue). The unbilled revenue is based on actual daily revenues for the most recent period, adjusted for weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period. Accrued unbilled revenues totaled $116 million, $106 million and $96 million at December 31, 2005, 2004 and 2003, respectively.

Regulatory Assets — The financial statements at December 31, 2005 and 2004, reflect total regulatory assets of $1.9 billion and $2.0 billion, respectively. These amounts consisted primarily of generation-related regulatory assets recoverable by transition (securitization) bonds as discussed immediately below. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See disclosures in Note 14 to Financial Statements under “Regulatory Assets and Liabilities.”)

Approximately $1.8 billion in regulatory asset stranded costs arising prior to the 1999 Restructuring Legislation became subject to recovery through issuance of transition (securitization) bonds in accordance with the Settlement Plan with the Commission as described in Note 12 to Financial Statements. As a result of the final approval of the Settlement Plan in January 2003, an extraordinary loss of $123 million (net of income tax benefit of $66 million) was recorded in the fourth quarter of 2002 principally to writedown this regulatory asset. The carrying value of the regulatory asset after the writedown represented the projected future cash flows to be recovered from REPs through revenues as a transition charge to service the principal and estimated interest on the bonds. An extraordinary gain of $16 million (net of tax of $9 million) was recorded in 2004, representing an increase in the carrying value of the regulatory asset subject to securitization, due to the issuance of the second and final tranche of the securitization bonds in June 2004. The increase in the related regulatory asset was due to the effect of higher than estimated interest rates on the bonds and therefore increased amounts to be recovered from REPs through revenues as a transition charge to service the bonds. At December 31, 2005, this regulatory asset totaled $1.5 billion.

Other regulatory assets that TXU Electric Delivery believes are probable of recovery, but are subject to review and possible writedown in any future regulatory rate case, totaled $382 million at December 31, 2005. These amounts consist primarily of securities reacquisition costs, storm-related costs, recoverable deferred income taxes and employee retirement costs.

Defined Benefit Pension Plans and Other Postretirement Benefit Plans— TXU Electric Delivery is a participating employer in the pension plan sponsored by TXU Corp. and offers pension benefits through either a formula based on years of service and the average earnings of the three years of highest earnings or a cash balance formula. TXU Electric Delivery also participates with TXU Corp. and other subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing noncontributory pension and other postretirement benefits are dependent upon numerous factors, assumptions and estimates.

Benefit costs are impacted by actual employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans and earnings on plan assets. TXU Corp.’s retiree plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods. Benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation.

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

	Year Ended December 31,
	2005	2004	2003
Pension costs under SFAS 87	$28	$16	$9
Other postretirement benefit costs under SFAS 106	50	34	39

Total (a)	$78	$50	$48

Funding of pension and other postretirement benefit plans	$41	$37	$29

(a)	Includes amounts deferred as regulatory assets and amounts capitalized as part of construction projects, which totaled approximately $58 million, $23 million and $19 million for 2005, 2004 and 2003, respectively.

Pension and other postretirement benefit costs increased $28 million to $78 million in 2005 due primarily to pension and other postretirement benefit costs assumed by TXU Electric Delivery from TXU Energy Holdings as well as fewer active employees following the 2004 Capgemini outsourcing transaction and other 2004 restructuring actions. (See discussion below and Note 2 to Financial Statements.) The decline in other postretirement benefit costs in 2004 of $5 million to $34 million was due primarily to the effect of the Medicare Prescription Improvement and Modernization Act of 2003 enacted in December 2003. Detailed information regarding TXU Electric Delivery’s pension and postretirement benefits is provided in Note 9 to Financial Statements.

Regulatory Recovery of Pension and Other Postretirement Benefit Costs — In June 2005, an amendment to PURA relating to pension and other postretirement benefits was enacted by the Texas Legislature. This amendment, which was effective retroactively to January 1, 2005, provides for the recovery by TXU Electric Delivery of pension and other postretirement benefit costs for all applicable former employees of the regulated predecessor integrated electric utility (i.e., certain TXU Energy Holdings’ active and retired employees) related to employee service prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002. TXU Electric Delivery and TXU Energy Holdings have entered into an agreement whereby TXU Electric Delivery assumes responsibility for pension and other postretirement benefit costs for all applicable employees of TXU Energy Holdings.

The amendment additionally authorizes TXU Electric Delivery to establish a regulatory asset or liability for the difference between the amounts of pension and other postretirement benefits approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, in the second quarter of 2005 TXU Electric Delivery began deferring (principally as a regulatory asset or property) additional pension and postretirement benefit costs for the effect of the amendment. Amounts deferred are ultimately subject to regulatory approval.

Operating Data

	Year Ended December 31,			% Change 2005/2004	% Change 2004/2003
	2005	2004	2003
Operating statistics – volumes:
Electric energy delivered (GWh)	106,780	101,928	101,810	4.8	0.1

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	76.79	75.51	74.15	1.7	1.8
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.17	1.10	1.17	6.4	(6.0)
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	65.60	68.75	63.30	(4.6)	8.6

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters) (b)	3,013	2,971	2,932	1.4	1.3

Operating revenues (millions of dollars):
Electricity distribution revenues (c):
Affiliated (TXU Energy Holdings)	$1,276	$1,418	$1,485	(10.0)	(4.5)
Nonaffiliated	879	590	410	49.0	43.9

Total distribution revenues	2,155	2,008	1,895	7.3	6.0
Third-party transmission revenues	213	192	167	10.9	15.0
Other miscellaneous revenues	26	26	25	—	4.0

Total operating revenues	$2,394	$2,226	$2,087	7.5	6.7

(a)	SAIDI is the number of minutes the average customer is out of electric service in a year. SAIFI is the number of times a year that the average customer experiences an interruption to electric service. CAIDI is the duration in minutes of the average interruption to electric service.
(b)	Includes lighting sites, primarily guard lights, for which TXU Energy Holdings is the REP but are not included in TXU Energy Holdings’ customer count. Such sites totaled 86,495, 95,252 and 100,901 at December 31, 2005, 2004 and 2003, respectively.
(c)	Includes $152 million, $106 million and $19 million for the years ended December 31, 2005, 2004 and 2003, respectively, of transition charges associated with the issuance of securitization bonds. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

RESULTS OF OPERATIONS

TXU Electric Delivery’s future results are expected to be impacted by the effects of the cities rate settlement. The cities rate settlement described below under “Regulation and Rates” is expected to result in incremental expenses of approximately $80 million, recognized almost entirely over the period from July 2006 through June 2008.

Accounting Changes — See Note 7 to Financial Statements for a discussion of the adoption of SFAS 123R and the related cumulative effect of a change in accounting principle.

Extraordinary Gain — See Note 1 to Financial Statements for a discussion of the extraordinary credit recorded in 2004.

TXU Electric Delivery is managed as an integrated business; consequently, there are no separate reportable business segments.

All dollar amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the tables therein are stated in millions of US dollars unless otherwise indicated.

2005 compared to 2004

Operating revenues increased $168 million, or 8%, to $2.4 billion in 2005. This change reflected:

•	$46 million in higher transition charges associated with the issuance of securitization bonds in June 2004 (offset in total by higher amortization of the related regulatory asset as discussed below);

•	approximately $30 million related to warmer summer weather;

•	$22 million from continued implementation of power factor billing (power factor billing is a tariff adjustment applied to nonresidential end-use consumers that utilize inefficient equipment);

•	$21 million in base growth reflecting an increase in points of delivery;

•	$21 million from increased distribution tariffs to recover higher transmission costs; and

•	$21 million in increased transmission revenues due to rate increases approved in 2005 and 2004 and higher volumes.

Operation and maintenance expense decreased $2 million to $813 million in 2005. The decrease reflected:

•	$18 million in net lower shared services costs including the effects of the Capgemini outsourcing agreement (see Note 2 to Financial Statements);

•	$9 million decrease in employee benefits costs, reflecting lower health care costs due to plan changes; and

•	$6 million reduction in pension and other postretirement benefits costs, reflecting an amendment to PURA as discussed in Note 9 to Financial Statements,

  partially offset by:

•	$13 million in increased spending for system reliability initiatives;

•	$4 million in increased metering expenses due to increased labor costs to accommodate increased consumer requested activities;

•	$3 million in higher transportation expense due to an increase in fuel and lease costs;

•	$3 million in increased third-party transmission costs due to increased rates;

•	$3 million in higher bad debt expense largely resulting from the establishment of an allowance for uncollectible accounts based on a credit-scoring methodology applied to outstanding REP accounts receivable; and

•	$2 million in higher meter reading expense due to increased rent, fuel and labor costs.

Depreciation and amortization increased $58 million, or 15%, to $447 million in 2005. The increase reflected $46 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase) and $15 million in higher depreciation due to normal additions and replacements of property, plant, and equipment, partially offset by a $3 million decline reflecting the July 2004 transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction.

Taxes other than income increased $7 million, or 2%, to $387 million. The increase primarily reflected $7 million in higher property taxes due to increased investments in property.

Other income totaled $4 million in 2005 and $7 million in 2004. Other deductions totaled $15 million in 2005 and $55 million in 2004. See Note 14 to Financial Statements for additional detail.

Interest expense decreased $10 million, or 4%, to $269 million in 2005. The decrease includes $9 million from the impact of lower average interest rates and $2 million due to increased allowance for funds used during construction on higher construction expenditures.

Income tax expense was $174 million in 2005 (including $158 million related to operating income and $16 million related to nonoperating income). The effective income tax rate on income before extraordinary gain and cumulative effect of a change in accounting principle increased to 33.1% in 2005 from 31.3% in 2004. The increase is due primarily to the effect of ongoing relatively fixed amortization of tax benefits (statutory tax rate changes and investment tax credits) on a higher 2005 income base, partially offset by a $4 million credit in 2005 arising from the settlement of the IRS audit for the 1994 through 1996 tax years.

Income before extraordinary gain and cumulative effect of a change in accounting principle (an after-tax measure) increased $96 million, or 38%, to $351 million. This increase was driven by higher operating revenues and the impact of unusual charges in 2004 reported in other deductions. Net pension and postretirement benefit costs reduced net income by $13 million in 2005 and $17 million in 2004.

2004 compared to 2003

Operating revenues increased $139 million, or 7%, to $2.2 billion in 2004. This change reflected:

•	$87 million in higher transition charges associated with the issuance of securitization bonds in June 2004 and August 2003 (offset in total by higher amortization of the related regulatory asset as discussed below);

•	$26 million from increased distribution tariffs to recover higher transmission costs;

•	$23 million in transmission revenues from rate increases approved in 2004 and 2003;

•	$9 million from the implementation of power factor billing; and

•	$7 million in increased disconnect/reconnect fees, reflecting activities initiated by REPs;

  partially offset by:

•	a net $16 million in decreased revenues due to milder weather, primarily in the summer, and consumer usage efficiencies, partially offset by growth in points of delivery.

Operation and maintenance expenses increased by $29 million, or 4%, to $815 million in 2004. The increase included $12 million in higher third-party transmission costs, $8 million in incentive compensation expense due to the improved performance of the business, $6 million in metering-related costs associated with the increased disconnect/reconnect activity and $5 million in vegetation management costs to improve system reliability, partially offset by a $4 million decrease in benefits and labor primarily as a result of 2004 storm activity (recorded to a regulatory asset or billed to companies affected by hurricane damage).

Depreciation and amortization increased $92 million, or 31%, to $389 million in 2004 reflecting $87 million in higher amortization of regulatory assets associated with the issuance of the securitization bonds (offsetting the same amount of revenue increase) and $13 million in higher depreciation due to normal additions and replacements of property, plant and equipment, partially offset by an $8 million decline reflecting the July 2004 transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction.

Taxes other than income increased $4 million, or 1%, to $380 million in 2004 reflecting higher property taxes due to property additions and increased value.

Other income totaled $7 million in 2004 and $8 million in 2003. Other deductions totaled $55 million in 2004 and $4 million in 2003. See Note 14 to Financial Statements for additional detail.

Interest income increased $4 million, or 8%, to $56 million in 2004 driven by an $11 million increase in interest income from TXU Energy Holdings related to securitized regulatory assets, partially offset by a $6 million decrease in interest income from TXU Energy Holdings related to the excess mitigation credit that ceased at the end of 2003.

Interest expense and related charges decreased $21 million, or 7%, to $279 million in 2004. The decrease includes $23 million from the impact of lower average interest rates and $6 million in interest paid to REPs in 2003 related to the excess mitigation credit that ceased at the end of 2003, partially offset by a $9 million impact of higher average borrowings.

Income tax expense was $116 million in 2004 (including $113 million related to operating income and $3 million related to nonoperating income). The effective income tax rate on income before extraordinary gain and cumulative effect of a change in accounting principle decreased slightly to 31.3% in 2004 from 32.8% in 2003 due primarily to the favorable effects of the Medicare Act, nontaxable prescription drug subsidy.

Income before extraordinary gain and cumulative effect of a change in accounting principle (an after-tax measure) decreased $3 million, or 1%, to $255 million in 2004, as unusual charges reported in other deductions were partially offset by lower interest expense and higher gross margin. Net pension and postretirement benefit costs reduced net income by $17 million for 2004 and $19 million for 2003.

OTHER COMPREHENSIVE INCOME (OCI)

TXU Electric Delivery’s OCI consisted of an after-tax gain of $6 million in 2005 and after-tax losses of $2 million and $1 million in 2004 and 2003, respectively. These amounts were associated with cash flow hedges (variable to fixed interest rate swaps) and minimum pension liability adjustments.

TXU Electric Delivery has historically used, and may in the future use, derivative financial instruments that are effective in offsetting future cash flow variability related to interest rates; these consist of interest rate swaps entered into to hedge variable rate debt. Amounts in accumulated other comprehensive income include (i) the value of open cash flow hedges, based on current market conditions and (ii) the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amortization, unless the hedged transactions become probable of not occurring. The effects of the hedges are recorded in the statement of income as the hedged transactions are actually settled and affect earnings.

After-tax losses of $1 million in 2005, 2004 and 2003 were recognized in earnings related to settled cash flow hedges.

TXU Electric Delivery recorded losses related to the minimum pension liability of $5 million ($3 million after-tax) and $3 million ($2 million after-tax) in 2004 and 2003, respectively, in other comprehensive income. In December 2005, as a result of legislative changes impacting the recoverability of pension costs, TXU Electric Delivery recorded a minimum pension liability adjustment of $66 million as a regulatory asset. The 2005 other comprehensive income activity reflects a reclassification of $8 million ($5 million after-tax) in losses to the regulatory asset. The minimum pension liability represents the excess of the accumulated benefit obligation over the plans’ assets and the liability recorded under SFAS 87. The recording of the liability did not affect TXU Electric Delivery’s financial covenants in any of its credit agreements. Changes in minimum pension liability adjustments reflect fluctuating return on the plans’ investment assets. See Note 9 to Financial Statements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flows provided by operating activities for 2005 totaled $869 million compared to $692 million for 2004. The $177 million, or 26%, increase in cash flows was primarily driven by higher earnings. In addition, $40 million of the increase was due to timing of payments of accrued transmission fees to other utilities, and $26 million of the increase was due to lower storm damage costs in 2005 (recorded as a regulatory asset).

The increase in cash flows provided by operating activities in 2004 from 2003 of $42 million was driven by a $170 million increase due to the absence of the excess mitigation credit to REPs that ceased at the end of 2003 (offset in financing activities due to the absence of collections on a related note receivable from TXU Energy Holdings), partially offset by $72 million in unfavorable working capital changes (accounts receivable, inventories and accounts payable) due primarily to timing of payments and $50 million in storm damage costs in 2004 (recorded as a regulatory asset).

Cash flows used in financing activities were $127 million in 2005 and $287 million in 2004 compared to cash flows provided by financing activity of $96 million in 2003. The drivers of the changes in cash from financing activities are summarized in the table below:

	Year Ended December 31,
	2005	2004	2003
Cash provided by (used in) financing activities:
Net issuances (repayments) of borrowings (including advances from affiliates)	$(176)	$161	$(24)
Repurchases of common stock	—	(450)	(300)
Capital contribution from parent	—	—	250
Decrease in note receivable from TXU Energy Holdings	40	2	170
Excess tax benefits on stock-based compensation	9	—	—

Total	$(127)	$(287)	$96

Investing activities, which consisted primarily of capital expenditures, used cash flows of $727 million, $650 million and $578 million for 2005, 2004 and 2003, respectively. The table below details the business activities impacting the investing cash flows:

	Year Ended December 31,
	2005	2004	2003
Cash used in investing activities:
Capital expenditures	$(733)	$(600)	$(543)
Proceeds from sale of investment in nonutility property	18	—	—
Restricted cash	(3)	(31)	(25)
Other, primarily property removal costs	(9)	(19)	(10)

Total	$(727)	$(650)	$(578)

The $133 million increase in 2005 capital expenditures was driven by increased spending to improve system reliability and performance and to support growth. Restricted cash balances increased in 2004 and 2003 as a result of the issuances of securitization bonds.

TXU Electric Delivery is subject to TXU Corp.’s capital allocation model that governs the allocation of operating cash flow and the deployment of growth capital. Under the current model as it applies to TXU Electric Delivery, TXU Corp. intends to prioritize cash flows from operations and asset sales in the following order:

•	First, to preserve and enhance the quality of customer service and delivery reliability. Capital expenditures for TXU Electric Delivery in 2006 are estimated at approximately $830 million, reflecting increased investment in the transmission and distribution infrastructure;

•	Second, to consider growth capital, or reinvestments, in the business, but in each case, subject to strict investment criteria; and

•	Third, to maintain balance sheet strength, financial flexibility and strong credit metrics.

Capital Resources — During 2006, TXU Electric Delivery will need to fund ongoing working capital requirements and debt maturities. TXU Electric Delivery has funded or intends to fund these requirements through cash on hand, cash flows from operations, short-term credit facilities, commercial paper or the issuance of long-term debt or other securities.

Long-term Debt Activity — During 2005, TXU Electric Delivery and its subsidiaries made scheduled principal payments totaling $182 million.

Credit Facilities — At March 1, 2006, TXU Electric Delivery had access to credit facilities directly or through affiliates totaling $5.0 billion of which $3.8 billion was unused. The facilities expire on various dates between June 2008 and June 2010. The maximum amount TXU Electric Delivery can directly access under the facilities is $3.6 billion. These credit facilities are used for working capital and general corporate purposes and to support issuances of commercial paper and letters of credit. See Note 3 to Financial Statements for details of the arrangements.

Equity — TXU Electric Delivery’s cash distributions may take the legal form of common stock share repurchases or the payment of dividends on outstanding shares of its common stock. The form of the distributions is primarily determined by current and forecasted levels of retained earnings. The common stock share repurchases made subsequent to January 1, 2002 are cash distributions that for financial reporting purposes have been recorded as a return of capital. Any future cash distributions will be reported (i) as a return of capital if made through repurchases or (ii) as a dividend if so declared by the board of directors. Any future common stock share repurchases will reduce the amount of TXU Electric Delivery’s equity, but will not change TXU Corp.’s 100% ownership of TXU Electric Delivery.

Dividends — On January 3, 2006, TXU Electric Delivery paid a cash dividend of $85 million to TXU Corp.

Capitalization — The capitalization ratios of TXU Electric Delivery at December 31, 2005, consisted of 58% long-term debt, less current maturities, and 42% shareholder’s equity. Note 5 to the Financial Statements provides detailed disclosures regarding repurchases of common stock.

Short-term Borrowings — At December 31, 2005, TXU Electric Delivery had outstanding short-term borrowings consisting of commercial paper of $51 million at a weighted average interest rate of 4.56% and advances from parent of $23 million at a weighted average interest rate of 4.99%. At December 31, 2004, TXU Electric Delivery had outstanding short-term borrowings consisting of advances from parent of $63 million at a weighted average interest rate of 3.40%.

In November 2005, TXU Electric Delivery reentered the commercial paper market through its existing commercial paper program. The commercial paper program funds short-term liquidity requirements and allows TXU Electric Delivery to issue up to $1.0 billion of commercial paper. The program is supported by existing credit facilities.

Sale of Receivables — TXU Corp. has had an accounts receivable securitization program in place for a number of years. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. Effective June 2005, the program was extended until June 2008. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to TXU Electric Delivery under the program totaled $89 million and $63 million at December 31, 2005 and 2004, respectively. See Note 3 to Financial Statements for a more complete description of the program including the impact on the financial statements for the periods presented and the contingencies that could result in termination of the program.

Credit Ratings — Current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

	TXU Corp.	US Holdings	TXU Electric Delivery	TXU Energy Holdings
	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BB+	BB+	BBB-	BBB-
Moody’s	Ba1	Baa3	Baa2	Baa2
Fitch	BBB-	BBB-	BBB+	BBB

In October 2005, TXU Electric Delivery invoked the lien provision of the indenture of its Senior Secured Notes. With this action the liens associated with its outstanding secured debt have been released resulting in such debt becoming unsecured and equally ranked with its other unsecured obligations. Subsequently, Moody’s lowered its rating of TXU Electric Delivery’s Senior Secured Notes to the same rating as its existing senior unsecured debt. Moody’s currently maintains a stable outlook for TXU Corp., US Holdings, TXU Energy Holdings and TXU Electric Delivery. Fitch changed its outlook to negative for TXU Corp., US Holdings and TXU Energy Holdings and reaffirmed its stable outlook for TXU Electric Delivery in May 2005.

In June 2005, S&P lowered its rating of the senior unsecured debt of TXU Corp., US Holdings and TXU Energy Holdings one notch. S&P also changed its rating outlook for TXU Corp. and all of its rated subsidiaries to stable from “CreditWatch Negative.”

These ratings are investment grade, except for Moody’s and S&P’s rating of TXU Corp.’s senior unsecured debt and S&P’s rating of US Holdings’ senior unsecured debt, which are one notch below investment grade.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of TXU Electric Delivery contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of December 31, 2005, TXU Electric Delivery was in compliance with all such applicable covenants.

Material Cross Default Provisions

Certain financing arrangements contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TXU Energy Holdings or TXU Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default under joint credit facilities totaling $4.5 billion. Under these credit facilities, a default by TXU Energy Holdings or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy Holdings but not as to TXU Electric Delivery. Also, under these credit facilities, a default by TXU Electric Delivery or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Electric Delivery but not as to TXU Energy Holdings.

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

Long-term Contractual Obligations and Commitments — The following table summarizes TXU Electric Delivery’s contractual cash obligations as of December 31, 2005 (see Notes 4 and 6 to Financial Statements for additional disclosures regarding these obligations).

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt – principal	$93	$396	$211	$3,517	$4,217
Long-term debt – interest	256	489	467	2,253	3,465
Operating leases (a)	7	10	8	12	37
Obligations under services agreements	67	124	124	219	534

Total contractual cash obligations (b)	$423	$1,019	$810	$6,001	$8,253

(a)	Includes short-term noncancelable leases.
(b)	Table does not include estimated 2006 funding of the pension and other postretirement benefits plans totaling approximately $26 million.

The following contractual obligations were excluded from the table above:

•	contracts between affiliated entities and intercompany debt;

•	individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	contracts that are cancelable without payment of a substantial cancellation penalty;

•	Cities rate settlement agreement, which is discussed below; and

•	employment contracts with management.

Guarantees — See Note 6 to Financial Statements for details of guarantees.

OFF BALANCE SHEET ARRANGEMENTS

TXU Corp. has established an accounts receivable securitization program. See discussion above under “Sale of Receivables” and in Note 3 to Financial Statements.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for a discussion of commitments and contingencies, including guarantees.

REGULATION AND RATES

See Note 12 to Financial Statements for a discussion of the Texas electric industry restructuring legislation.

Transmission Rates — In April 2005, the Commission approved TXU Electric Delivery’s February 2005 request for an increase in its interim wholesale transmission rate, which was effective immediately. This resulted in an annualized revenue increase of $23 million. Approximately $14 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $9 million is recoverable from REPs through the retail transmission cost recovery factor (TCRF) component of TXU Electric Delivery’s retail delivery rates charged to REPs.

In February 2006, TXU Electric Delivery filed an application for an interim update of its wholesale transmission rate. If approved, annualized revenues will increase by approximately $19 million. Approximately $12 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $7 million is recoverable from REPs through the TCRF component of TXU Electric Delivery’s delivery rates charged to REPs.

Cities Rate Settlements — In 2004, certain cities within TXU Corp.’s historical service territory, acting in their role as a regulatory authority (with original jurisdiction), initiated inquiries to determine if the rates of TXU Electric Delivery, which have been established by the Commission, are just and reasonable. Twenty-three cities passed such resolutions (and eleven passed resolutions supporting the other cities). TXU Electric Delivery entered into an agreement with a steering committee representing these and certain other cities, finalized in February 2005, under which TXU Electric Delivery agreed to file a rate case in 2006 and make settlement payments to all cities served of approximately $21 million. TXU Electric Delivery recorded a charge of this amount in the fourth quarter of 2004. The final settlement amount, including payments to nonlitigant cities, totaled $22.3 million resulting in an additional charge of approximately $1 million in 2005. Through December 31, 2005, TXU Electric Delivery has made payments of approximately $11.6 million under the terms of the settlement and will make additional payments of $10.7 million in 2006.

In January 2006, TXU Electric Delivery agreed with the same steering committee to defer the filing of a system-wide rate case with the Commission to no later than June 30, 2008 (based on a test year ending December 31, 2007), unless the Cities and TXU Electric Delivery mutually agree that such a filing is unnecessary. The agreement requires payments to the cities of approximately $80 million, including incremental franchise fees. The terms of the agreement include:

•	approximately $40 million in cash payments to the Cities from January 2006 through mid-2009;

•	an estimated $28 million aggregate increase in future franchise fee payments to all cities in its service territory over the period from January 2006 through mid-2009; and

•	an estimated $12 million in cash payments to extend the benefits of the agreement to the other cities it serves.

Essentially all of this amount will be recognized ratably in earnings over the period from July 2006 through June 2008. Payments under the agreement are expected to be made until new tariffs are effective, which based upon an assumed June 2008 rate case filing, is projected to be mid-2009. Payments under the agreement will total approximately $17 million in 2006 (in addition to the $10.7 million in connection with the 2004 Cities Rate Settlement as described above), $30 million in 2007, $21 million in 2008 and $12 million in 2009.

ERCOT Market Legislative Issues — PURA and the Commission were subject to “sunset review” by the Texas Legislature in the 2005 legislative session, which now stands adjourned. Sunset review entailed, generally, a comprehensive review of the need for and efficacy of an administrative agency (e.g., the Commission), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g., PURA). As part of the sunset review process, the legislative Sunset Advisory Commission recommended that the Legislature reauthorize the Commission for six years, and recommended other changes to PURA. Senate Bill (SB) 408, which was passed by the Texas Legislature, reauthorized the Commission for six years, adjusted the governance of ERCOT, and clarified that the Commission has full oversight of the independent grid operator (ERCOT). The legislation also created a new independent market monitor in ERCOT. TXU Electric Delivery cannot predict the outcome of resultant Commission rulemakings or other regulatory proceedings related to SB 408.

Regulatory Recovery of Pension and Other Postretirement Benefit Costs — In the recent Texas legislative session, an amendment to PURA relating to pension and other postretirement benefit costs was enacted. See Note 9 to Financial Statements.

Energy Policy Act — The Energy Policy Act of 2005 was passed by both houses of the US Congress and was signed into law by the President on August 8, 2005. The Energy Policy Act, among other things, repealed the Public Utility Holding Company Act (PUHCA) as of February 8, 2006. Among other matters, PUHCA had limited the operations and ownership of public utilities to contiguous geographical areas in the US and the ability of nonutility companies to own or merge with public utilities. The FERC has been charged with adopting rules regarding certain new authority afforded it that is more limited than the authority conferred upon the SEC by PUHCA. The FERC has adopted rules implementing the PUHCA repeal and has initiated additional rulemakings to implement various other provisions of the Energy Policy Act. As rules are enacted with respect to implementation and interpretation of the new law, TXU Electric Delivery will assess the expected effects of the bill on its businesses.

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

	Expected Maturity Date						2005 Total Carrying Amount	2005 Total Fair Value	2004 Total Carrying Amount	2004 Total Fair Value
	(millions of dollars, except percentages)
	2006	2007	2008	2009	2010	Thereafter
Long-term debt (including current maturities)
Fixed rate debt amount *	$93	$297	$99	$103	$108	$3,517	$4,217	$4,473	$4,400	$4,808
Average interest rate	3.03%	4.53%	3.72%	4.02%	4.75%	6.46%	6.08%	—	6.04%	—

*	Excludes unamortized premiums and discounts. See Note 4 to Financial Statements for a discussion of changes in debt obligations.

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. TXU Electric Delivery’s customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the Commission. REP certificates granted by the Commission are subject to suspension and revocation for significant violation of PURA and Commission rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the Commission. Since a majority of the transmission and distribution services provided and invoiced by TXU Electric Delivery are to its affiliated REP, TXU Energy Holdings, a material loss to TXU Electric Delivery arising from nonperformance by its customers is considered unlikely.

TXU Electric Delivery’s exposure to credit risk as of December 31, 2005 primarily represents trade accounts receivable from unaffiliated customers of $112 million net of allowance for uncollectible accounts of $5 million. TXU Electric Delivery has two customers with balances that exceed 10% of the unaffiliated trade receivable amount at December 31, 2005, one with a net uncollateralized balance of $24 million and the other with a net uncollateralized balance of $12 million. Both customers are noninvestment grade quality; however, the customers have consistently performed their obligations in accordance with their agreements.

In addition, TXU Electric Delivery had $16 million of credit risk exposure as of December 31, 2005 related to storm damage recovery assistance provided to other utilities affected by the 2005 hurricanes. The affected utilities are investment grade quality. As of February 28, 2006, TXU Electric Delivery has received $9 million of the $16 million from the other utilities and expects to collect the remaining $7 million.

TXU Electric Delivery is also exposed to credit risk related to the Capgemini put option with a carrying value of $51 million. Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreement, as well as the payment in connection with the put option described in Note 10 to Financial Statements. S&P currently maintains a BB+ rating with a negative outlook for Cap Gemini S. A.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by TXU Electric Delivery contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that TXU Electric Delivery expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of TXU Electric Delivery’s business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook,”), are forward-looking statements. Although TXU Electric Delivery believes that in making such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “RISK FACTORS THAT MAY AFFECT FUTURE RESULTS” and the following important factors, among others, that could cause the actual results of TXU Electric Delivery to differ materially from those projected in such forward-looking statements:

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

•	continued implementation of the 1999 Restructuring Legislation;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	TXU Corp.’s ability to execute its growth strategy as planned as well as its ability to implement the initiatives that are part of its ongoing operational improvement and cost reduction program;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions;

•	inability of various counterparties to meet their obligations with respect to TXU Electric Delivery’s financial instruments;

•	changes in technology used by and services offered by TXU Electric Delivery;

•	significant changes in TXU Electric Delivery’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to TXU Electric Delivery; and

•	actions by credit rating agencies.

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

The management of TXU Electric Delivery Company is responsible for establishing and maintaining a system of internal control, which includes the internal controls and procedures for financial reporting, that is designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management’s authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU Electric Delivery Company’s system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2005, TXU Electric Delivery Company’s system of internal control was adequate to accomplish the objectives discussed herein.

The independent registered public accounting firm of Deloitte & Touche LLP is engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of TXU Electric Delivery Company and its subsidiaries and to issue their report thereon.

/s/ T. L. Baker	/s/ H. Dan Farell
(T. L. Baker, Chairman of the Board	H. Dan Farell, Senior Vice President
and Chief Executive)	and Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of TXU Electric Delivery Company:

We have audited the accompanying consolidated balance sheets of TXU Electric Delivery Company and subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related statements of consolidated income, comprehensive income, cash flows and shareholder’s equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TXU Electric Delivery Company and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the Notes to the Financial Statements, the Company changed its method of accounting for stock based compensation with the election to early adopt Statement of Financial Accounting Standards No. 123 (revised 2004) Share- Based Payment, effective October 1, 2004.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 1, 2006

TXU ELECTRIC DELIVERY COMPANY

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2005	2004	2003
	(millions of dollars)
Operating revenues:
Affiliated	$1,278	$1,420	$1,489
Nonaffiliated	1,116	806	598

Total operating revenues	2,394	2,226	2,087

Operating expenses:
Operation and maintenance	813	815	786
Depreciation and amortization	447	389	297
Income taxes	158	113	106
Taxes other than income	387	380	376

Total operating expenses	1,805	1,697	1,565

Operating income	589	529	522

Other income and deductions:
Other income	4	7	8
Other deductions	15	55	4
Nonoperating income taxes	16	3	20

Interest income	58	56	52

Interest expense and related charges	269	279	300

Income before extraordinary gain and cumulative effect of change in accounting principle	351	255	258

Extraordinary gain, net of tax effect	—	16	—

Cumulative effect of change in accounting principle, net of tax	—	2	—

Net income	$351	$273	$258

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2005	2004	2003
	(millions of dollars)
Net income	$351	$273	$258
Other comprehensive income (loss), net of tax effects:
Minimum pension liability adjustment (net of tax (expense) benefit of ($3), $2 and $1)	5	(3)	(2)
Cash flow hedges — Amounts realized in earnings during the year	1	1	1

Comprehensive income	$357	$271	$257

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(millions of dollars)
Cash flows — operating activities:
Income before extraordinary gain and cumulative effect of change in accounting principle	$351	$255	$258
Adjustments to reconcile income before extraordinary gain and cumulative effect of change in accounting principle to cash provided by operating activities:
Depreciation and amortization	447	390	303
Deferred income taxes and investment tax credits — net	(40)	42	108
Cities rate settlement accrual	1	21	—
Bad debt expense	3	—	5
Stock-based compensation expense	8	8	3
Amortization of losses on dedesignated cash flow hedges	2	2	1
Changes in operating assets and liabilities:
Accounts receivable — trade (including affiliates)	(33)	(36)	(10)
Impact of accounts receivable sales program	26	19	26
Inventories	(20)	(5)	11
Accounts payable — trade (including affiliates)	33	7	30
Other assets	(50)	(53)	(182)
Other liabilities	141	42	97

Cash provided by operating activities	869	692	650

Cash flows — financing activities:
Issuances of long-term debt	—	790	500
Retirements/repurchases of debt	(182)	(645)	(676)
Increase in notes payable — commercial paper	51	—	—
Net increase (decrease) in advances from parent	(40)	38	(35)
Decrease in note receivable from TXU Energy Holdings	40	2	170
Redemption deposit applied to debt retirement	—	—	210
Capital contribution from parent	—	—	250
Repurchases of common stock	—	(450)	(300)
Excess tax benefits on stock-based compensation	9	—	—
Debt premium, discount, financing and reacquisition expenses	(5)	(22)	(23)

Cash provided by (used in) financing activities	(127)	(287)	96

Cash flows — investing activities:
Capital expenditures	(733)	(600)	(543)
Other	6	(50)	(35)

Cash used in investing activities	(727)	(650)	(578)

Net change in cash and cash equivalents	15	(245)	168

Cash and cash equivalents — beginning balance	—	245	77

Cash and cash equivalents — ending balance	$15	$—	$245

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$15	$—
Restricted cash	46	43
Trade accounts receivable — net (nonaffiliates)	112	72
Trade accounts and other receivables from affiliates	189	243
Materials and supplies inventories — at average cost	53	33
Other current assets	40	31

Total current assets	455	422

Other property and investments	76	62
Property, plant and equipment — net	7,067	6,609
Notes receivable due from TXU Energy Holdings (Note 13)	362	386
Regulatory assets — net	1,826	1,891
Other noncurrent assets	125	123

Total assets	$9,911	$9,493

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Notes payable — commercial paper	$51	$—
Advances from parent	23	63
Long-term debt due currently	93	182
Accounts payable – trade	125	89
Accrued income and other taxes	337	215
Accrued interest	73	77
Other current liabilities	84	91

Total current liabilities	786	717

Investment tax credits	58	63
Accumulated deferred income taxes	1,383	1,524
Other noncurrent liabilities and deferred credits	642	303
Long-term debt, less amounts due currently	4,107	4,199

Total liabilities	6,976	6,806

Contingencies (Note 6)
Shareholder’s equity (Note 5)	2,935	2,687

Total liabilities and shareholder’s equity	$9,911	$9,493

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDER’S EQUITY

	December 31,
	2005	2004	2003
	(millions of dollars)
Common stock without par value — authorized shares — 100,000,000:
Balance at beginning of year	$2,061	$2,501	$2,551
Capital contribution of parent	—	—	250
Noncash contribution of parent related to share-based compensation	9	10	—
Noncash contribution of parent for excess tax benefit on stock-based compensation	9	—	—
Noncash contribution of parent related to property assets	19	—	—
Noncash assumption of pension obligation (See Note 9)	(146)	—	—
Common stock repurchased and retired (2004 – 11,247,225 shares; 2003 – 7,500,000 shares)	—	(450)	(300)

Balance at end of year (Shares outstanding 2005 and 2004 — 48,864,775; 2003 — 60,112,000)	1,952	2,061	2,501

Retained earnings:
Balance at beginning of year	653	380	122
Net income	351	273	258

Balance at end of year	1,004	653	380

Accumulated other comprehensive loss, net of tax effects:
Minimum pension liability adjustment:
Balance at beginning of year	(5)	(2)	—
Change during the year	5	(3)	(2)

Balance at end of year	—	(5)	(2)
Cash flow hedges (SFAS 133):
Balance at beginning of year	(22)	(23)	(24)
Change during the year	1	1	1

Balance at end of year	(21)	(22)	(23)

Total accumulated other comprehensive loss	(21)	(27)	(25)

Total shareholder’s equity	$2,935	$2,687	$2,856

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY

NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business —TXU Electric Delivery is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A majority of TXU Electric Delivery’s revenues represent fees for delivery services provided to TXU Energy Holdings. For the year ended December 31, 2005, distribution revenues from TXU Energy Holdings represented 59% of TXU Electric Delivery’s distribution revenues and 53% of TXU Electric Delivery’s total revenue.

TXU Electric Delivery’s consolidated financial statements include its wholly-owned, bankruptcy remote financing subsidiary TXU Electric Delivery Transition Bond Company LLC. TXU Electric Delivery Transition Bond Company LLC was organized for the limited purpose of issuing securitization bonds to recover regulatory asset stranded costs and other qualified costs.

TXU Electric Delivery is managed as an integrated business; consequently, there are no separate reportable business segments.

Basis of Presentation — The consolidated financial statements of TXU Electric Delivery have been prepared in accordance with accounting principles generally accepted in the US and on the same basis as the audited financial statements included in its 2004 Form 10-K except with respect to pension and other postretirement benefits as discussed in Note 9. All other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation.

Certain reclassifications have been made to conform prior period data to current period presentation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Use of Estimates — Preparation of TXU Electric Delivery’s financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

Extraordinary gain — The Settlement Plan addressed the issuance of securitization bonds to recover regulatory asset stranded costs and other qualified costs. A financing order finalized in January 2003 authorized the issuance of securitization bonds with a principal amount of $1.3 billion, and the second and final tranche of the securitization bonds was issued in June of 2004. An extraordinary gain of $16 million (net of tax of $9 million) recorded in the second quarter of 2004 represents an increase in the carrying value of the regulatory asset subject to securitization. The increase in the related regulatory asset is due to the effect of higher interest rates on the bonds and therefore increased amounts to be recovered from REPs through revenues as transition charges to service the principal and interest of the bonds.

Derivative Instruments and Mark-to-Market Accounting — TXU Electric Delivery enters into derivative instruments such as swaps, primarily to manage interest rate risk. If the instrument meets the definition of a derivative under SFAS 133, the fair value of each derivative is required to be recognized on the balance sheet as a derivative asset or liability and changes in the fair value recognized in net income, unless criteria for certain exceptions are met. This recognition is referred to as “mark-to-market” accounting. Under the exception criteria of SFAS 133, TXU Electric Delivery may elect to designate derivatives as a cash flow or fair value hedge.

A cash flow hedge mitigates the risk associated with variable future cash flows (e.g., debt with variable interest rate payments), while a fair value hedge mitigates risk associated with fixed future cash flows (e.g., debt with fixed interest rate payments). In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income to the extent the hedges are effective. Amounts remain in other comprehensive income, unless the underlying transactions become probable of not occurring, and are reclassified into net income as the underlying transactions (hedged items) settle and affect earnings. Fair value hedges are recorded as derivative assets or liabilities with an offset to net income, and the carrying value of the underlying asset or liability (hedged item) is adjusted for the change in fair value with an offset to net income. If the fair value hedge is settled prior to the maturity of the hedged item, the cumulative fair value gain or loss is amortized into income over the remaining life of the hedged item. To qualify for hedge accounting, a hedge must be considered highly effective in offsetting changes in fair value of the hedged item. Assessment of the hedge’s effectiveness is tested at least quarterly throughout its term to continue to qualify for hedge accounting. Hedge ineffectiveness, even if the hedge continues to be assessed as effective, is recognized in net income in the current period. Ineffectiveness is generally measured as the cumulative excess, if any, of the change in value of the hedging instrument over the change in value of the hedged item.

Revenue Recognition — TXU Electric Delivery records revenue for delivery services under the accrual method of accounting. Revenues are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimate for the value provided from the meter reading date to the end of the period with an adjustment for the impact of weather and other factors on unmetered sales (unbilled revenue).

System of Accounts — The accounting records of TXU Electric Delivery have been maintained in accordance with the FERC Uniform System of Accounts as adopted by the Commission.

Regulatory Assets and Liabilities — The financial statements of TXU Electric Delivery reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS 71. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See Note 14.)

See discussion above under “Extraordinary gain” regarding the extraordinary gain recorded in 2004 for the adjustment in the carrying value of TXU Electric Delivery’s regulatory asset subject to securitization.

Property, Plant and Equipment — Properties are stated at original cost. The cost of property additions includes materials and both direct and indirect labor and applicable overhead, including payroll-related costs and an allowance for funds used during construction.

Depreciation of TXU Electric Delivery’s property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties based on depreciation rates approved by the Commission. As is common in the industry, TXU Electric Delivery records depreciation expense using composite depreciation rates that reflect blended estimates of the lives of major asset components as compared to depreciation expense calculated on an asset-by-asset basis.

Allowance For Funds Used During Construction (AFUDC) — AFUDC is a cost accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to utility plant and equipment being constructed. AFUDC is capitalized on all projects involving construction periods lasting greater than thirty days. See Note 14 for detail of amounts.

Defined Benefit Pension Plans and Other Postretirement Benefit Plans — TXU Electric Delivery is a participating employer in the TXU Corp. sponsored pension plan, offering benefits through a formula based on years of service and the average earnings of the three years of highest earnings or a cash balance formula. TXU Electric Delivery also participates with TXU Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. TXU Electric Delivery accounts for pension and other postretirement benefits costs in accordance with SFAS 87 and SFAS 106. Reported costs of providing noncontributory pension and other postretirement benefits are dependent upon numerous factors, assumptions and estimates. (See Note 9 for information regarding retirement plans and other postretirement benefits).

Franchise Taxes — Franchise taxes are not a “pass through” item such as sales and excise taxes. Franchise taxes are assessed to TXU Electric Delivery by local governmental bodies, based on kWh delivered and are recorded as an expense. Rates charged to customers by TXU Electric Delivery are intended to recover the taxes, but TXU Electric Delivery is not acting as agent to collect the taxes from customers.

Income Taxes — TXU Corp. files a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based on their respective taxable income or loss. Investment tax credits are amortized to income over the estimated lives of the properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Certain provisions of SFAS 109 provide that regulated enterprises are permitted to recognize deferred taxes as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

TXU Corp. accounts for positions taken on tax returns based on the probable liability approach consistent with SFAS 5.

Cash Equivalents — For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

Changes in Accounting Standards — There are no recently issued accounting standards effective after December 31, 2005 that are expected to materially impact TXU Electric Delivery.

2. RESTRUCTURING ACTIONS IN 2004

During 2004, senior management reviewed TXU Corp.’s operations and implemented a restructuring plan to restore financial strength, drive performance improvement with a competitive industrial company perspective and allocate capital in a disciplined and efficient manner.

The restructuring activities resulted in unusual charges impacting TXU Electric Delivery’s 2004 earnings, summarized as follows and discussed below in more detail:

	Income Statement Classification	Charge to Earnings
		Pretax	After-tax
Employee severance costs	Other deductions	$20	$13
Cities rate settlement charge	Other deductions	21	14
Outsourcing transition costs	Other deductions	4	3
Software write-off and asset impairment	Other deductions	4	2
Other charges	Operation and maintenance expense	2	1

Total		$51	$33

Following is a discussion of major actions associated with the restructuring plan affecting TXU Electric Delivery:

Capgemini Outsourcing Agreement

In May 2004, TXU Electric Delivery entered into a services agreement with Capgemini Energy LP (Capgemini). Under the ten-year agreement, over 2,500 employees (including approximately 200 from TXU Electric Delivery) transferred from subsidiaries of TXU Corp. to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustment for volumes or other factors, include information technology, customer call center, billing, human resources, supply chain and certain accounting activities.

TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 21 months of their transfer to Capgemini. Accordingly, TXU Electric Delivery recorded an $11 million ($7 million after-tax) charge for severance expense in the second quarter of 2004. (See Note 14 for further details regarding severance liabilities.) In addition, TXU Corp. committed to pay up to $25 million for costs associated with transitioning the outsourced activities to Capgemini. During 2004, TXU Electric Delivery recorded its share of transition expenses of $4 million ($3 million after-tax) and the remainder of its share of $3 million ($2 million after-tax) was expensed in 2005.

As part of the agreement, Capgemini was provided a royalty-free right, under an asset license arrangement, to use TXU Corp.’s information technology assets, consisting principally of computer software. A portion of the software was in development and had not yet been placed in service. As a result of outsourcing its information technology activities, TXU Corp. no longer intended to develop the majority of these projects and from TXU Corp.’s perspective the software was abandoned. The agreements with Capgemini do not require that any software in development be completed and placed in service. Consequently, the carrying value of these software projects was written off,, resulting in a charge of $1 million (after-tax), related to TXU Electric Delivery. The remaining assets were transferred to a subsidiary of TXU Corp. at book value in exchange for an interest in that subsidiary. Such interest is accounted for by TXU Electric Delivery on the equity method.

TXU Corp. obtained a 2.9% limited partnership interest in Capgemini in exchange for the asset license described immediately above. See Note 10 for additional discussion of TXU Corp.’s investment in Capgemini and related terms of the agreement.

Organizational Realignment and Headcount Reductions

During 2004, management completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, a self-nomination severance program and other involuntary severance actions were completed. TXU Electric Delivery recorded severance charges totaling $9 million ($6 million after-tax). This amount includes $7 million in allocated TXU Corp. severance charges. Additionally, TXU Electric Delivery recorded $11 million of employee severance costs as a regulatory asset in accordance with SFAS 71.

Cities Rate Settlement

In the fourth quarter of 2004, TXU Electric Delivery recorded a $21 million ($14 million after-tax) charge for estimated payments under a settlement, which was finalized in February 2005, with a number of municipalities initiating an inquiry regarding distribution rates charged by TXU Electric Delivery.

3. SHORT-TERM FINANCING

Short-term Borrowings — At December 31, 2005, TXU Electric Delivery had outstanding short-term borrowings consisting of commercial paper of $51 million at a weighted average interest rate of 4.56% and advances from parent of $23 million at a weighted average interest rate of 4.99%. At December 31, 2004, TXU Electric Delivery had outstanding short-term borrowings consisting of advances from parent of $63 million at a weighted average interest rate of 3.40%.

Credit Facilities — At December 31, 2005, TXU Electric Delivery had access to credit facilities directly or through affiliates (all of which provide for long-term borrowings) as follows:

Facility	Maturity Date	Authorized Borrowers	At December 31, 2005
			Facility Limit	Letters of Credit	Cash Borrowings	Availability
Three-Year Revolving Credit Facility	June 2008	TXU Energy Holdings, TXU Electric Delivery	$1,400	$630	$—	$770
Three-Year Revolving Credit Facility	August 2008	TXU Energy Holdings, TXU Electric Delivery	1,000	—	200	800
Five-Year Revolving Credit Facility	March 2010	TXU Energy Holdings, TXU Electric Delivery	1,600	—	195	1,405
Five-Year Revolving Credit Facility	June 2010	TXU Energy Holdings, TXU Electric Delivery	500	40	—	460
Five-Year Revolving Credit Facility	December 2009	TXU Energy Holdings	500	455	45	—

Total			$5,000	$1,125	$440	$3,435

In August 2005, TXU Energy Holdings and TXU Electric Delivery executed an agreement for a new $1.0 billion 3-year joint credit facility with terms comparable to its existing credit facilities. The facility may be used for working capital and general corporate purposes, including providing support for issuances of commercial paper and letters of credit by TXU Energy Holdings and TXU Electric Delivery.

In March 2005, TXU Energy Holdings and TXU Electric Delivery amended their joint credit facilities, increasing the capacity by $1.0 billion, extending the maturity dates and reducing the borrowing costs. The amended and restated facilities may be used for working capital and general corporate purposes, including providing support for issuances of commercial paper and letters of credit by TXU Energy Holdings and TXU Electric Delivery.

In January 2005, TXU Corp.’s $425 million credit facility was terminated and $419 million of related outstanding letters of credit were effectively transferred to other facilities.

The maximum amount TXU Energy Holdings and TXU Electric Delivery can directly access under the facilities is $5.0 billion and $3.6 billion, respectively.

Sale of Receivables — TXU Corp. has had an accounts receivable securitization program in place for a number of years. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). In June 2005, the program was renewed until June 2008. Funding under the program to TXU Electric Delivery as of December 31, 2005 was $89 million.

The maximum amount of funding currently available under the program is $700 million, and as of December 31, 2005 the program funding was $671 million. Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program. Funding availability for all originators is reduced by 100% of the customer deposits if TXU Energy Holdings’ coverage ratio is less than 2.5 times; 50% if TXU Energy Holdings’ coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if TXU Energy Holdings’ coverage ratio is 3.25 times or more. The originator’s customer deposits, which totaled $111 million at December 31, 2005, did not affect funding availability at that date as TXU Energy Holdings’ coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes issued to TXU Electric Delivery, which is reported in trade accounts receivable, was $47 million and $45 million at December 31, 2005 and 2004, respectively.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities. The program fees (losses on sale) for TXU Electric Delivery, which consist primarily of interest costs on the underlying financing, were $3 million in 2005 and $1 million in both 2004 and 2003, and approximated 4.0%, 2.1% and 2.4% for 2005, 2004 and 2003, respectively, of the average funding under the program on an annualized basis. These fees represent the net incremental costs of the program to TXU Electric Delivery and are reported in operation and maintenance expenses.

The December 31, 2005 consolidated balance sheet reflects $136 million face amount of trade accounts receivable sold to TXU Receivables Company, such amount having been reduced by $89 million of undivided interests sold by TXU Receivables Company. Funding under the program to TXU Electric Delivery increased $26 million, $19 million and $26 million in 2005, 2004 and 2003, respectively. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to TXU Electric Delivery in 2005, 2004 and 2003 were as follows:

	Year Ended December 31,
	2005	2004	2003
Cash collections on accounts receivable	$970	$669	$403
Face amount of new receivables purchased	(998)	(696)	(426)
Discount from face amount of purchased receivables	3	1	1
Program fees paid	(3)	(1)	(1)
Increase (decrease) in subordinated notes payable	2	8	(3)

Operating cash flows provided to TXU Electric Delivery under the program	$(26)	$(19)	$(26)

Upon termination of the program, cash flows to TXU Electric Delivery would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 30 days.

Contingencies Related to Sale of Receivables Program — Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

1)	all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;

2)	the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

4. LONG-TERM DEBT

Long-term Debt — At December 31, 2005 and 2004, long-term debt of TXU Electric Delivery consisted of the following:

	December 31,
	2005	2004
TXU Electric Delivery
6.750% Fixed First Mortgage Bonds due July 1, 2005	$—	$92
6.375% Fixed Senior Secured Notes due May 1, 2012(a)	700	700
7.000% Fixed Senior Secured Notes due May 1, 2032(a)	500	500
6.375% Fixed Senior Secured Notes due January 15, 2015(a)	500	500
7.250% Fixed Senior Secured Notes due January 15, 2033(a)	350	350
5.000% Fixed Debentures due September 1, 2007	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(17)	(19)

Sub-total	3,033	3,123

TXU Electric Delivery Transition Bond Company LLC (b)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	44	80
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	122	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	215	270
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total TXU Electric Delivery Transition Bond Company LLC	1,167	1,258

Total Consolidated TXU Electric Delivery	4,200	4,381

Less amount due currently	93	182

Total long-term debt	$4,107	$4,199

(a)	Unsecured as of October 25, 2005.
(b)	These bonds are nonrecourse to TXU Electric Delivery.

Debt Issuances and Retirements in 2005 — In July 2005, the remaining publicly outstanding $92 million principal amount of TXU Electric Delivery’s Fixed First Mortgage Bonds matured and was paid. In a related action, in October 2005 TXU Electric Delivery released the liens associated with its 2002 Secured Indenture resulting in its Senior Secured Notes becoming unsecured obligations of TXU Electric Delivery ranking equally with all of its other unsecured obligations. Because the First Mortgage Bonds that served as collateral for the 2002 Secured Indenture were returned to TXU Electric Delivery in connection with that release and TXU Electric Delivery no longer had any publicly outstanding First Mortgage Bonds, TXU Electric Delivery discharged its 1983 Mortgage in October 2005. As a result of these actions, TXU Electric Delivery no longer has any secured debt outstanding.

Retirements of other long-term debt in 2005 totaling $91 million represent payments related to transition bonds at scheduled maturity dates.

Debt Issuances and Retirements in 2004 — In 2004, TXU Electric Delivery and its consolidated subsidiary issued $790 million of transition bonds. TXU Electric Delivery and its consolidated subsidiary retired or redeemed $645 million of long-term debt during 2004 including $613 million of first mortgage bonds and $32 million in transition bonds.

Maturities — Sinking fund and maturity requirements for long-term debt instruments at December 31, 2005, were as follows:

Year
2006	$93
2007	297
2008	99
2009	103
2010	108
Thereafter	3,517
Unamortized discount	(17)

Total	$4,200

5. SHAREHOLDER’S EQUITY

No shares of TXU Electric Delivery’s common stock are held by or for its own account, nor are any shares of such capital stock reserved for its officers and employees or for options, warrants, conversions and other rights in connection therewith.

Contributions and reductions to capital — Effective January 1, 2005, TXU Electric Delivery and TXU Energy Holdings entered into an agreement whereby TXU Electric Delivery assumed responsibility for pension and other postretirement benefit costs for all applicable employees of the regulated predecessor integrated electric utility (i.e. certain TXU Energy Holdings’ active and retired employees) related to employee service prior to the unbundling (see Note 9 for additional information related to this agreement). In connection with this agreement, TXU Electric Delivery recorded a $146 million charge to common stock for the noncash assumption of the pension obligation.

Under SFAS 123R, compensation expense related to TXU Corp.’s share-based awards to TXU Electric Delivery’s employees is accounted for as a noncash capital contribution from the parent. Accordingly, TXU Electric Delivery recorded a credit of $9 million in 2005 and a credit of $10 million in 2004 to its common stock account. In addition, TXU Electric Delivery recorded a $9 million credit to common stock for the excess tax benefit arising from the value on the distribution date of the TXU Corp. share-based awards exceeding the reported compensation expense related to the awards that vested in the second quarter of 2005. See Note 7 to Financial Statements.

In 2005, $19 million of property assets were transferred at book value to TXU Electric Delivery through a capital contribution.

In May 2003, TXU Electric Delivery received a capital contribution of $250 million.

Repurchases and retirements of common stock — All of TXU Electric Delivery’s common stock is held by TXU Corp. During 2004, TXU Electric Delivery repurchased and retired a total of 11,247,225 shares of common stock for $450 million.

During 2003, TXU Electric Delivery repurchased and retired a total of 7,500,000 shares of common stock for $300 million.

In 2004 and 2003, the legal form of cash distributions was common stock repurchases; however, for accounting purposes, these cash distributions are recorded as a return of capital. There were no cash distributions in 2005.

Dividends — On January 3, 2006, TXU Electric Delivery paid a cash dividend of $85 million to TXU Corp.

6. COMMITMENTS AND CONTINGENCIES

Leases — As of December 31, 2005, future minimum lease payments under operating leases (with initial or remaining noncancelable lease terms in excess of one year) were as follows:

Year
2006	$7
2007	6
2008	4
2009	4
2010	4
Thereafter	12

Total future minimum lease payments	$37

Guarantees — As discussed below, TXU Electric Delivery has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. Accounting rules require the recording of a liability for the fair value of all guarantees entered into or modified subsequent to December 31, 2002.

Residual value guarantees in operating leases — TXU Electric Delivery is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At December 31, 2005, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $30 million. A significant portion of the maximum guarantee amount relates to leases entered into prior to December 31, 2002. The average life of the lease portfolio is approximately three years.

Labor Contracts — Certain TXU Electric Delivery employees are represented by a labor union and covered by a collective bargaining agreement that will expire in 2007 and wages and benefits are currently being negotiated. Management does not anticipate that any changes in collective bargaining agreements will have a material affect on TXU Electric Delivery’s financial position, results of operations or cash flows; however, TXU Electric Delivery is unable to predict the ultimate outcome of these labor negotiations.

Environmental Contingencies — TXU Electric Delivery must comply with environmental laws and regulations applicable to the handling and disposal of hazardous waste. TXU Electric Delivery is in compliance with all current laws and regulations; however, the impact, if any, of any changes to existing regulations or the implementation of new regulations is not determinable. The costs to comply with environmental regulations can be significantly affected by the following external events or conditions:

•	changes to existing state or federal regulation by governmental authorities having jurisdiction over control of toxic substances and hazardous and solid wastes, and other environmental matters;

•	the identification of additional sites requiring clean-up or the filing of other complaints in which TXU Electric Delivery may be asserted to be a potentially responsible party.

Legal Proceedings — TXU Electric Delivery is involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

7. STOCK-BASED COMPENSATION

TXU Electric Delivery participates in TXU Corp.’s Long-Term Incentive Compensation Plan (LTIP). LTIP is a stock-based compensation plan providing discretionary awards (LTIP awards) of restricted stock and performance units payable in TXU Corp. common stock for qualified management employees. In May 2005, shareholders approved the Omnibus Incentive Compensation Plan (OICP) as a replacement for the LTIP. TXU Corp. does not intend to issue additional LTIP awards. During 2005, 2004, and 2003, TXU Corp.’s Board of Directors granted OICP and LTIP awards that were issued subject to share price performance and vesting requirements over two and three year periods. The number of common shares to be ultimately distributed varies from 0% to either 175% or 200% of the initial number of 2005 OICP awards and from 0% to 200% of the initial number of 2004 and 2003 LTIP awards. For LTIP awards, the number of shares to be ultimately distributed is based on TXU Corp.’s total return to shareholders over the applicable period compared to the total returns provided by the companies comprising the Standard & Poor’s 500 Electric Utilities Index (Index Method). For OICP awards, the number of shares to be ultimately distributed is based 50% on the Index Method and 50% on the aggregate three-year total shareholder return on TXU Corp. common stock. For a small number of employees under employment agreements, the number of shares is based on the Index Method. TXU Corp. has established restrictions that limit certain employees’ opportunities to liquidate vested stock awards. For both restricted stock and performance unit awards, dividends over the vesting period are converted to equivalent shares of TXU Corp. common stock to be distributed upon vesting.

TXU Corp early adopted SFAS 123R in 2004. SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards and requires the measurement of the cost of such awards over the vesting period based on the grant-date fair value of the award. TXU Corp. adopted SFAS 123R using the modified retrospective method, which allows for application to only prior interim periods in the year of initial adoption and resulted in the recognition of a $3 million ($2 million after-tax) cumulative change in accounting principle. For a portion of the 2004 period, the performance unit awards were payable in cash, but the awards were modified in December of 2004 and will be payable in TXU Corp. common stock.

TXU Corp. determined the fair value of its stock-based compensation awards utilizing a valuation model that takes into account three principal factors: the probability weighted expected number of shares to be distributed upon vesting, the risk of uncertainty during the vesting period, and the restrictions limiting liquidation of vested stock awards. Based on the fair values determined under this model, TXU Electric Delivery’s reported expense in both 2005 and 2004 related to the awards totaled $8 million ($5 million after-tax). As of December 31, 2005, unrecognized expense related to nonvested LTIP awards totaled $6 million, which is expected to be recognized over a weighted average period of two years.

TXU Electric Delivery’s compensation expense related to the awards totaled $3 million in 2003 and was determined in accordance with the intrinsic value method under APB 25. Compensation expense over the vesting period was remeasured each reporting period based on the market price of the TXU Corp. stock and the assumed number of shares distributable given the share price performance to date.

Had compensation expense for the awards been determined based upon the fair value methodology prescribed under SFAS 123, TXU Electric Delivery’s net income would not have been materially different for the year ended December 31, 2003.

8. INCOME TAXES

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2005	2004	2003
Reported in operating expenses
Current:
Federal	$189	$57	$(2)
State	7	5	—
Deferred federal	(33)	56	113
Amortization of investment tax credits	(5)	(5)	(5)

Total	158	113	106

Reported in other income and deductions:
Current:
Federal	16	12	20
State	1	—	—
Deferred federal	(1)	(9)	—

Total	16	3	20

Total income tax expense	$174	$116	$126

Reconciliation of income taxes computed at the federal statutory rate to income tax expense:

	Year Ended December 31,
	2005	2004	2003
Income before income taxes, extraordinary items and cumulative effect of change in accounting principle	$525	$371	$384

Income taxes at the US federal statutory rate of 35%	$184	$130	$135
Amortization of investment tax credits	(5)	(5)	(5)
Amortization (under regulatory accounting) of statutory tax rate changes	(7)	(8)	(8)
State income taxes, net of federal tax benefit	5	4	—
Medicare subsidy	(7)	(4)	—
Other, including audit settlements	4	(1)	4

Income tax expense	$174	$116	$126

Effective tax rate	33%	31%	33%

The components of TXU Electric Delivery’s deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2005			2004
	Total	Current	Noncurrent	Total	Current	Noncurrent
Deferred Tax Assets
Employee benefit liabilities	$223	$—	$223	$84	$—	$84
Alternative minimum tax credit carryforwards	110	—	110	116	—	116
Unamortized investment tax credits	31	—	31	34	—	34
Other federal tax assets	31	10	21	40	12	28
Deferred federal effect of state income taxes	26	—	26	34	—	34
Deferred state income taxes	9	—	9	6	—	6
Net operating loss (NOL) carryforwards	4	4	—	5	—	5

Total deferred tax assets	434	14	420	319	12	307

Deferred Tax Liabilities
Book/tax depreciation differences	1,129	—	1,129	1,107	—	1,107
Regulatory assets	549	—	549	605	—	605
Other federal tax liabilities	72	—	72	53	—	53
Deferred state income taxes	48	—	48	63	—	63
Deferred federal effect of state income taxes	19	14	5	15	12	3

Total deferred tax liability	1,817	14	1,803	1,843	12	1,831

Net Deferred Tax Liability	$1,383	$—	$1,383	$1,524	$—	$1,524

At December 31, 2005, TXU Electric Delivery had approximately $110 million of alternative minimum tax credit carryforwards available to offset future tax payments. The alternative minimum tax credit carryforwards have no expiration date. At December 31, 2005, TXU Electric Delivery had net operating loss (NOL) carryforwards for federal income tax purposes of $12 million that expire in 2022. The NOL carryforwards can be used to offset future taxable income and it is expected that all NOL carryforwards will be fully utilized prior to their expiration.

TXU Corp.’s income tax returns are subject to examination by applicable tax authorities. The IRS is currently examining the tax returns of TXU Corp. and its subsidiaries for the years 1997 through 2002. In management’s opinion, an adequate provision has been made for any future taxes that may be owed as a result of any examination.

9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

TXU Electric Delivery is a participating employer in the TXU Retirement Plan (Retirement Plan), a defined benefit pension plan sponsored by TXU Corp. The Retirement Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code) and is subject to the provision of ERISA. Employees are eligible to participate in the Retirement Plan upon their completion of one year of service and the attainment of age 21. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a cash balance formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits, or (ii) a traditional defined benefit formula based on years of service and the average earnings of the three years of highest earnings. The cash balance interest component of the cash balance plan is variable and is determined using the yield on 30-year Treasury bonds.

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

TXU Electric Delivery also participates in TXU Corp.’s supplemental retirement plans for management employees, the information for which is included in the data below.

Pension cost applicable to TXU Electric Delivery was $28 million in 2005, $16 million in 2004 and $9 million in 2003. In addition, SFAS 87 requires the recognition of the minimum pension liability which represents the excess of the accumulated benefit obligation over the plans’ assets and the liability already recorded under SFAS 87. As of December 31, 2005, the minimum pension liability of $102 million ($66 million after-tax) allocated to TXU Electric Delivery has been recorded as a regulatory asset. Cash contributions were $1 million in 2005, $12 million in 2004 and $4 million in 2003.

TXU Electric Delivery participates with TXU Corp. and certain other affiliated subsidiaries of TXU Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree’s age and years of service. The allocated net periodic postretirement benefits cost other than pensions applicable to TXU Electric Delivery was $50 million in 2005, $34 million in 2004 and $39 million in 2003. Cash contributions were $40 million in 2005 and $25 million in each of 2004 and 2003.

Information regarding net pension and other postretirement benefit costs recognized as expense follows:

	2005	2004	2003
Pension costs under SFAS 87	$28	$16	$9
Other postretirement benefit costs under SFAS 106	50	34	39

Total benefit costs	$78	$50	$48
Less amounts deferred principally as a regulatory asset or property	(58)	(23)	(19)

Net amounts recognized as expense	$20	$27	$29

The pension and other postretirement benefits amounts provided represent allocations of amounts related to TXU Corp.’s plans to TXU Electric Delivery.

The discount rate reflected in net pension and other postretirement benefit costs in 2005 is 6.0%. The expected rate of return on plan assets reflected in the 2005 cost amounts is 8.75% for the pension plan and 8.67% for other postretirement benefits.

Regulatory Recovery of Pension and Other Postretirement Benefit Costs — In June 2005, an amendment to PURA relating to pension and other postretirement benefits was enacted by the Texas Legislature. This amendment, which was retroactively effective January 1, 2005, provides for the recovery by TXU Electric Delivery of pension and other postretirement benefit costs for all applicable former employees of the regulated predecessor integrated electric utility (i.e., certain TXU Energy Holdings’ active and retired employees) related to employee service prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002. TXU Electric Delivery and TXU Energy Holdings have entered into an agreement whereby TXU Electric Delivery assumes responsibility for pension and other postretirement benefit costs for all applicable employees of TXU Energy Holdings.

The following table summarizes the initial impact of the related transfer of pension and other postretirement benefit obligations:

Increase in intangible asset	$6
Increase in regulatory asset	2
Increase in other noncurrent liabilities and deferred credits	(239)
Decrease in accumulated deferred income taxes	85

Total noncash assumption of pension obligation (a)	$(146)

(a)	Amount represents a charge to common stock.

The amendment additionally authorizes TXU Electric Delivery to establish a regulatory asset or liability for the difference between the amounts of pension and other postretirement benefits approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, in the second quarter of 2005 TXU Electric Delivery began deferring (principally as a regulatory asset or property) additional pension and postretirement benefit costs for the effect of the amendment. Amounts deferred are ultimately subject to regulatory approval.

Contributions in 2006 — Estimated funding in 2006 is $1 million for the pension plan and $25 million for the other postretirement benefit plan.

Thrift Plan — Eligible employees of TXU Electric Delivery may participate in a qualified savings plan, the TXU Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution profit sharing plan qualified under Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan includes an employee stock ownership component. Under the terms of the Thrift Plan, as amended effective in 2002, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pretax salary deferrals and/or after-tax payroll deductions, the lesser of 75% of their regular salary or wages or the maximum amount permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the cash balance formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the traditional defined benefit formula of the Retirement Plan. Prior to January 1, 2006, employer matching contributions were invested in TXU Corp. common stock. Effective January 1, 2006, employees may reallocate or transfer all or part of their accumulated or future employer matching contributions to any of the plan’s other investment options. TXU Electric Delivery’s contributions to the Thrift Plan aggregated $8 million in each of 2005, 2004, and 2003.

Medicare Act — The Medicare Prescription and Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003. TXU Corp. is accounting for the effects of the Medicare Act in accordance with FSP 106-2. The effect of adoption of the Medicare Act was a reduction in TXU Electric Delivery’s allocated other postretirement benefit costs of approximately $19 million and $12 million in 2005 and 2004, respectively. No reduction was allocated to TXU Electric Delivery in 2003.

10. OTHER PROPERTY AND INVESTMENTS

The following information is a summary of the other property and investments balance as of December 31, 2005 and 2004:

	December 31,
	2005	2004
Assets related to employee benefit plans	$44	$33
Restricted cash	13	13
Investment in affiliate holding Capgemini-related assets	8	11
Land	4	2
Miscellaneous other	7	3

Total other property and investments	$76	$62

Assets Related to Deferred Compensation Plans — The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans. TXU Corp. pays the premiums and is the beneficiary of these life insurance policies. As of December 31, 2005 and 2004, the face amount of these policies was $166 million and $104 million, and the net cash surrender values were $36 million and $28 million, respectively. Changes in cash surrender value are netted against premiums paid. Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

Capgemini Agreement — In May 2004, TXU Electric Delivery entered into a services agreement with Capgemini to outsource certain support activities. As part of the agreement, Capgemini was provided a royalty-free right, under an asset license arrangement, to use TXU Corp.’s information technology assets, consisting principally of computer software. TXU Corp. obtained a 2.9% limited partnership interest in Capgemini in exchange for the asset license described immediately above. TXU Corp. has the right to sell (the put option) its interest and the licensed software to Cap Gemini North America Inc. for $200 million, plus its share of Capgemini’s undistributed earnings, upon expiration of the services agreement or earlier upon the occurrence of certain unexpected events. Cap Gemini North America Inc. has the right to purchase these interests under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million and is being accounted for on the cost method.

TXU Electric Delivery recorded its share of the fair value of the put option, estimated at $51 million, as an other noncurrent asset. Of this amount, $49 million was recorded as a reduction to the carrying value of the investment, and the balance, which represents the fair value of the assumed cash distributions and gains while holding the partnership interest, was recorded as a noncurrent deferred credit. This accounting is in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreement, as well as payments under the put option.

Restricted Cash —

	Balance Sheet Classification
	At December 31, 2005		At December 31, 2004
	Current Assets	Investment	Current Assets	Investment
Customer collections related to securitization bonds used only to service debt and pay expenses	$46	$—	$43	$—
Payment of fees associated with securitization (transition) bonds	—	10	—	10
Reserve for shortfalls of transition bond charges	—	3	—	3

Total	$46	$13	$43	$13

11. FAIR VALUE OF NONDERIVATIVE FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of TXU Electric Delivery’s significant nonderivative financial instruments that are not reported at fair value on the balance sheet are as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current maturities)	$4,200	$4,473	$4,381	$4,808

See Note 1 for discussion of accounting for financial instruments that are derivatives.

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

12. RATES AND REGULATION

Restructuring Legislation

As a result of the 1999 Restructuring Legislation, on January 1, 2002, TXU Corp. disaggregated (unbundled) its Texas electric utility business into a power generation company, a retail electric provider and an electricity transmission and distribution (delivery) utility. Unbundled electricity delivery utilities within ERCOT, such as TXU Electric Delivery, remain regulated by the Commission.

Regulatory Settlement Plan

On December 31, 2001, TXU Corp. filed a Settlement Plan with the Commission. It resolved all major pending issues related to TXU Corp.’s transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan does not remove regulatory oversight of TXU Electric Delivery’s business. The Settlement Plan became final and nonappealable in January 2003.

Major elements of the Settlement Plan included:

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

Regulatory Asset Securitization — TXU Corp. received a financing order authorizing the issuance of securitization (transition) bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs and other qualified costs. Accordingly, TXU Electric Delivery Transition Bond Company LLC, a bankruptcy remote financing subsidiary of TXU Electric Delivery, issued an initial $500 million of securitization bonds in 2003 and the remaining $790 million in the first half of 2004. The principal and interest on the bonds are recoverable through revenues as a transition charge to all REPs, including TXU Energy Holdings. There is no remaining issuance authorization under the financing order. See Note 1 for a discussion of the extraordinary gain recorded in 2004 in connection with the regulatory asset securitization.

Retail Clawback Credit — In connection with the opening of the Texas market to competition, the Texas Legislature established a retail clawback provision intended to incent affiliated REPs of electricity delivery utilities to actively compete for customers outside their historical service territories. A retail clawback liability arose unless 40% of the electricity consumed by residential and small business customers in the affiliated REP’s historical service territory was supplied by competing REPs after the first two years of competition. A retail clawback credit related to residential customers was implemented in January 2004. The credit, which was funded by TXU Energy Holdings, was applied to delivery fees charged by TXU Electric Delivery to REPs, including TXU Energy Holdings, over a two-year period ended December 31, 2005.

See Note 13 for a discussion of certain affiliate transactions arising from the Settlement Plan.

13. AFFILIATE TRANSACTIONS

The following represent significant affiliate transactions of TXU Electric Delivery:

•	TXU Electric Delivery records revenue from TXU Energy Holdings for electricity delivery fees and other miscellaneous revenues, which totaled $1.3 billion, $1.4 billion and $1.5 billion for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts included $2 million for 2005, $1 million for 2004 and $2 million for 2003, pursuant to a transformer maintenance agreement.

•	TXU Electric Delivery records interest income from TXU Energy Holdings with respect to TXU Electric Delivery’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by TXU Electric Delivery. The interest income serves to offset TXU Electric Delivery’s interest expense on transition bonds. For the years ended December 31, 2005, 2004 and 2003, interest income totaled $55 million, $54 million and $43 million, respectively.

•	The incremental taxes TXU Electric Delivery will pay on the increased delivery fees to be charged to TXU Electric Delivery’s customers related to the transition bonds will be reimbursed by TXU Energy Holdings. Therefore, TXU Electric Delivery’s financial statements reflect a receivable of $395 million from TXU Energy Holdings ($33 million reported as current) at December 31, 2005 and $435 million from TXU Energy Holdings ($49 million reported as current) at December 31, 2004.

•	For the year ended December 31, 2003, the principal payments received on the note receivable from TXU Energy Holdings related to the excess mitigation credit, which ceased at the end of 2003, totaled $170 million and the interest income totaled $6 million.

•	The average daily balances of short-term advances from parent for the years ended December 31, 2005, 2004 and 2003 were $71 million, $55 million and $88 million respectively, and the weighted average interest rate for the respective periods was 4.1%, 2.9% and 2.8%. Interest expense incurred on the advances for the year ended December 31, 2005 was approximately $3 million and for the years ended December 31, 2004 and 2003 was approximately $2 million.

•	TXU Corp. charges TXU Electric Delivery for certain administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $34 million, $101 million and $107 million for the years ended December 31, 2005, 2004 and 2003, respectively. Effective July 1, 2004, under TXU Electric Delivery’s ten year services agreement with Capgemini, several of the functions previously performed by TXU Corp. are now provided by Capgemini.

•	TXU Electric Delivery charged TXU Gas Company for meter reading and certain customer and administrative services at cost. For the years ended December 31, 2004 and 2003, these charges totaled $14 million and $27 million, respectively, and were largely reported as a reduction in operation and maintenance expenses. On October 1, 2004, TXU Gas and Atmos Energy Corporation completed a merger by division in which Atmos Energy Corporation acquired TXU Gas’ operations. TXU Electric Delivery continued to provide meter reading services to Atmos Energy Corporation under a transition service agreement through September 30, 2005.

•	Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported on TXU Energy Holdings’ balance sheet, is funded by a delivery fee surcharge collected from REPs by TXU Electric Delivery and remitted to TXU Energy Holdings, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities on TXU Energy Holdings’ balance sheet. Income and expenses associated with the trust fund and decommissioning liability incurred by TXU Energy Holdings are offset by a net change in the intercompany receivable/payable with TXU Electric Delivery, which in turn results in a change in a net regulatory asset/liability. The regulatory asset, which totaled $8 million and $30 million as December 31, 2005 and 2004, respectively, and is reported on TXU Electric Delivery’s balance sheet, represents the excess of the decommissioning liability over the trust fund balance due to timing of the collection of nuclear decommissioning revenues.

See Notes 3 and 9 for information regarding the accounts receivable securitization program and the related subordinated notes receivable and the change in allocation of pension and other postretirement benefit costs, respectively.

14. SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions —

	Year Ended December 31,
	2005	2004	2003
Other income:
Net gain on sale of properties	$1	$1	$—
Equity portion of allowance for funds used during construction	2	4	4
Other	1	2	4

Total other income	$4	$7	$8

Other deductions:
Employee severance charges (related to 2004 Restructuring Program)	$2	$20	$—
Cities rate settlement	1	21	—
Capgemini outsourcing transition costs	3	4	—
Equity losses of entity holding investment in Capgemini	3	2	—
Asset impairments	—	4	—
Other	6	4	4

Total other deductions	$15	$55	$4

Severance Liability Related to Restructuring Activities —

Liability for severance costs accrued as of January 1, 2005	$12
Payments charged against liability	(8)

Liability for severance costs accrued as of December 31, 2005	$4

The table above excludes severance capitalized as a regulatory asset.

Interest Expense and Related Charges —

	Year Ended December 31,
	2005	2004	2003
Interest	$270	$277	$297
Amortization of debt discounts and issuance costs	5	6	7
Allowance for funds used during construction — capitalized interest portion	(6)	(4)	(4)

Total interest expense and related charges	$269	$279	$300

Regulatory Assets and Liabilities —

	December 31,
	2005	2004
Regulatory assets
Generation-related regulatory assets securitized by transition bonds	$1,461	$1,607
Securities reacquisition costs	119	125
Recoverable deferred income taxes — net	107	109
Storm-related costs	110	91
Employee retirement costs	89	—
Nuclear decommissioning cost under-recovery	8	30
Other regulatory assets	33	32

Total regulatory assets	1,927	1,994

Regulatory liabilities
Investment tax credit and protected excess deferred taxes	71	79
Over collection of securitization (transition) revenues	28	23
Other regulatory liabilities	2	1

Total regulatory liabilities	101	103

Net regulatory assets	$1,826	$1,891

Included in net regulatory assets are assets of $121 million at both December 31, 2005 and 2004 that have been reviewed and approved by the Commission and are earning a return. These assets have a remaining recovery period of 12 to 46 years. The regulatory assets subject to securitization have a remaining recovery period of 11 years.

Trade Accounts Receivable — At December 31, 2005 and 2004, trade accounts receivable from nonaffiliates are stated net of allowance for uncollectible accounts of $5 million and $443 thousand, respectively. Allowances related to receivables sold are reported in current liabilities and totaled $1 million and $2 million at December 31, 2005 and 2004, respectively. Trade accounts receivable at December 31, 2005 and 2004 included unbilled revenues of $116 million and $106 million, respectively. During the year ended December 31, 2005, bad debt expense was $3 million and changes related to receivables sold increased the allowance for uncollectible accounts by $1 million. During the year ended December 31, 2004, there was no bad debt expense, and account write-offs totaled $1 million. During the year ended December 31, 2003, bad debt expense was $5 million, and account write-offs totaled $4 million.

Property, Plant and Equipment —

	December 31,
	2005	2004
In service:
Distribution	$7,384	$6,945
Transmission	2,829	2,544
Other assets	381	348

Total	10,594	9,837
Less accumulated depreciation	3,654	3,401

Net of accumulated depreciation	6,940	6,436
Construction work in progress	107	150
Held for future use	20	23

Property, plant and equipment — net	$7,067	$6,609

Consolidated depreciation expense as a percent of average depreciable property approximated 2.8% for 2005, 2004 and 2003.

Intangible Assets —

	As of December 31, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Land easements	$176	$62	$114	$171	$60	$111
Capitalized software	71	34	37	58	27	31

Total	$247	$96	$151	$229	$87	$142

Amortized intangible asset balances are classified as property, plant and equipment in the balance sheet. TXU Electric Delivery has no intangible assets (other than goodwill) that are not amortized.

Aggregate amortization expense for intangible assets for the years ended December 31, 2005, 2004 and 2003 was $9 million, $11 million and $19 million, respectively. The decline reflects the July 2004 transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction. At December 31, 2005, the weighted average useful lives of capitalized software and land easements noted above were 8 years and 69 years, respectively. Estimated amounts for the next five years are as follows:

Year	Amortization Expense
2006	$10
2007	10
2008	9
2009	7
2010	2

At December 31, 2005 and 2004, goodwill of $25 million was reported in other noncurrent assets on the balance sheet.

TXU Electric Delivery evaluates goodwill for impairment at least annually (as of October 1) in accordance with SFAS 142. The impairment tests performed are based on discounted cash flow analysis. No goodwill impairment has been recognized.

Supplemental Cash Flow Information —

	Year Ended December 31,
	2005	2004	2003
Cash payments:
Interest	$268	$285	$275
Income taxes	$76	$11	$1
Noncash investing and financing activities:
Assumption of pension obligation	$(146)	$—	$—
Contribution of parent related to property assets	$19	$—	$—

Quarterly Information (unaudited) — In the opinion of TXU Electric Delivery, the information below includes all adjustments necessary for a fair statement of such amounts. Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors.

	Operating Revenues		Operating Income		Net Income (1)
	2005	2004	2005	2004	2005	2004
Quarter Ended
March 31	$550	$523	$132	$126	$71	$65
June 30	564	518	147	121	86	63
September 30	706	648	204	172	145	108
December 31	575	537	106	110	49	37

(1)	Fourth quarter 2004 results includes a $14 million (after-tax) charge related to estimated settlement payments arising from the resolution of a distribution rate inquiry initiated by a number of Texas cities. Fourth quarter 2004 results also include a cumulative effect of change in accounting principle of a $2 million (after-tax) credit. Second quarter 2004 results include an extraordinary gain of $16 million (after-tax).

APPENDIX B

TXU Electric Delivery Company Exhibits to Form 10-K for the Fiscal Year Ended December 31, 2005

Exhibits	Previously Filed* With File Number	As Exhibit
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2(a)	1-12833 Form 8-K (filed January 16, 2002)	2	—	Master Separation Agreement by and among TXU Electric Delivery Company, TXU Generation Holdings Company LLC, TXU Merger Energy Trading Company LP, TXU SESCO Company, TXU SESCO Energy Services Company, TXU Energy Retail Company LP and TXU US Holdings Company, dated as of December 14, 2001.

3(i)	Articles of Incorporation

3(a)	333-100240 Form S-4 (filed October 2, 2002)	3(a)	—	Articles of Incorporation.

3(b)	333-100240 Form S-4 (filed October 2, 2002)	3(b)	—	Articles of Amendment, effective January 17, 2002, to the Articles of Incorporation.

3(c)	333-100240 Form S-4 (filed October 2, 2002)	3(c)	—	Articles of Amendment, effective July 31, 2002, to the Articles of Incorporation.

3(d)	333-100240 Form 10-Q (filed May 13, 2005)	3(a)	—	Articles of Amendment filed May 18, 2004, as corrected by the Articles of Correction filed August 12, 2004.

3(e)	333-100240 Form 10-Q (filed May 13, 2005)	3(b)	—	Composite Copy of the Articles of Incorporation.

3(ii)	By-laws

3(f)	333-100240 Form S-4 (filed October 2, 2002)	3(d)	—	Amended and Restated Bylaws, dated January 17, 2002.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

TXU Electric Delivery Company

4(a)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between TXU Electric Delivery Company and The Bank of New York, as Trustee.

4(b)	1-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between TXU Electric Delivery Company and The Bank of New York.

4(c)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of TXU Electric Delivery Company’s 6.375% Senior Secured Notes due 2012 and 7.000% Senior Secured Notes due 2032.

Exhibits	Previously Filed* With File Number	As Exhibit

4(d)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the terms of TXU Electric Delivery Company’s 6.375% Senior Secured Notes due 2015 and 7.250% Senior Secured Notes due 2033.

4(e)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between TXU Electric Delivery Company and The Bank of New York, as Trustee.

4(f)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the terms of TXU Electric Delivery Company’s 5% Debentures due 2007 and 7% Debentures due 2022.

(10)	Material Contracts.

Credit Agreements.

10(a)	1-12833 Form 8-K (filed April 1, 2005)	10(a)	—	$3.5 billion Amended and Restated Credit Agreement, dated March 31, 2005, by and among TXU Energy Company LLC and TXU Electric Delivery Company and JPMorgan Chase Bank, N.A., Citibank, N.A., Wachovia Bank, National Association, Bank of America N.A., Calyon New York Branch and certain other lenders party thereto.

10(b)	1-2833 Form 8-K (filed August 18, 2005)	10.1	—	$1.0 billion Revolving Credit Agreement, dated August 12, 2005, by and among TXU Electric Delivery Company, TXU Energy Company LLC, Citibank, N.A., JPMorgan Chase Bank, N.A., Calyon New York Branch, Deutsche Bank AG New York Branch and Wachovia Bank, National Association and certain other lenders party thereto.

Other Material Contracts.

10(c)	1-12833 Form 10-K (2002) (filed March 12, 2003)	10(w)	—	Stipulation and Joint Application for Approval of Settlement as approved by the PUC in Docket Nos. 21527 and 24892.

10(d)	1-12833 Form 10-Q (filed August 6, 2004)	10(l)	—	Master Framework Agreement dated May 17, 2004 by and between TXU Electric Delivery Company and CapGemini Energy LP.

10(e)	333-100240 Form 10-K (filed March 23, 2005)	10(h)	—	Settlement Agreement between TXU Electric Delivery Company and the Steering Committee of Cities Served by TXU Electric Delivery Company on behalf of all cities listed on Exhibit A thereto.

10(f)	1-12833 Form 10-K (filed March 6, 2006)	10(ss)	—	Extension and Modification of Settlement Agreement executed on January 27, 2006, by and among TXU Electric Delivery Company and Steering Committee of cities served by TXU Electric Delivery Company, on behalf of the cities listed therein.

Exhibits	Previously Filed* With File Number	As Exhibit

10(g)	1-12833 Form 10-K (filed March 6, 2006)	10(tt)	—	Agreement to Resolve Outstanding Franchise Issues executed on January 27, 2006, by and among TXU Electric Delivery Company and Steering Committee of cities served by TXU Electric Delivery Company, on behalf of the cities listed therein.

10(h)	333-100240 Form 10-K (filed March 23, 2005)	10(i)	—	Agreement, dated as of March 10, 2005, by and between TXU Electric Delivery Company and TXU Energy Company LLC allocating to TXU Electric Delivery Company the pension and post-retirement benefit costs for all TXU Electric Company employees who had retired or had terminated employment as vested employees prior to January 1, 2002.

(12)	Statement Regarding Computation of Ratios.

12			—	Computation of Ratio of Earnings to Fixed Charges.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of T. L. Baker, principal executive officer of TXU Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of H. Dan Farell, principal financial officer of TXU Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of T. L. Baker, principal executive officer of TXU Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of H. Dan Farell, principal financial officer of TXU Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	—	Financing Order.

99(b)	333-91935 Form S-3 (filed July 1, 2003)	99(b)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated May 21, 2002.

99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(c)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated February 18, 2000.

*	Incorporated herein by reference.