Form 10-Q
period 2006-03-31
TXU ELECTRIC DELIVERY CO
filed 2006-05-12
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

― OR ―

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

_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer    Accelerated filer ____ Non-Accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No ☑

Common Stock outstanding at May 8, 2006: 48,864,775 shares, without par value

TXU Electric Delivery Company meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

TXU Electric Delivery Company files periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K which are generally made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, shortly after they have been filed with the Securities and Exchange Commission. To the extent any of those reports are not posted on the TXU Corp. website, TXU Electric Delivery Company will provide such reports upon request. The information on TXU Corp.’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition
2005 Form 10-K	TXU Electric Delivery Company’s Annual Report on Form 10-K for the year ended December 31, 2005
Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business process support services to TXU Electric Delivery and TXU Energy Holdings
Commission	Public Utility Commission of Texas
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Ltd. (a credit rating agency)
GWh	gigawatt-hours
historical service territory	the territory, largely in north Texas, being served by TXU Corp.’s regulated electric utility subsidiary at the time of entering retail competition on January 1, 2002
Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)
PURA	Texas Public Utility Regulatory Act
REP	retail electric provider
S&P	Standard & Poor’s Ratings Services, a division of the McGraw Hill Inc. Companies (a credit rating agency)
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a Replacement of FASB Statement 125”
TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context
TXU Electric Delivery
refers to TXU Electric Delivery Company, a subsidiary of TXU Corp., and/or its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context
US	United States of America
US GAAP	accounting principles generally accepted in the US
US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TXU ELECTRIC DELIVERY COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(millions of dollars)
Operating revenues:
Affiliated	$267	$311
Nonaffiliated	295	239
Total operating revenues	562	550

Operating expenses:
Operation and maintenance	203	193
Depreciation and amortization	113	105
Income taxes	23	27
Taxes other than income	96	93
Total operating expenses	435	418

Operating income	127	132

Other income and deductions:
Other income	―	1
Other deductions (Note 6)	2	5
Nonoperating income taxes	6	4

Interest income	14	15

Interest expense and related charges (Note 6)	68	68

Net income	$65	$71

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(millions of dollars)

Net income	$65	$71
Other comprehensive income, net of tax effects:
Cash flow hedges ― derivative value net losses related to hedged transactions settled in the period and reported in net income,
net of tax expense of $− in both years	1	1

Comprehensive income	$66	$72

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(millions of dollars)
Cash flows — operating activities:
Net income	$65	$71
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	113	105
Deferred income taxes and investment tax credits — net	9	37
Stock-based compensation expense	2	3
Changes in operating assets and liabilities	(270)	(161)
Cash (used in) provided by operating activities	(81)	55

Cash flows — financing activities:
Retirements of long-term debt	(21)	(21)
Changes in notes payable:
Commercial paper	396	─
Banks	─	50
Dividend to parent	(85)	─
Net increase in advances from parent	17	79
Decrease in note receivable from TXU Energy Holdings	─	17
Debt premium, discount, financing and reacquisition expenses	(2)	(3)
Cash provided by financing activities	305	122

Cash flows — investing activities:
Capital expenditures	(231)	(164)
Other	(6)	(12)
Cash used in investing activities	(237)	(176)

Net change in cash and cash equivalents	(13)	1

Cash and cash equivalents — beginning balance	15	─

Cash and cash equivalents — ending balance	$2	$1

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
	(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$2	$15
Restricted cash	51	46
Trade accounts receivable from nonaffiliates — net	89	112
Trade accounts and other receivables from affiliates	192	189
Materials and supplies inventories — at average cost	59	53
Prepayments	65	37
Other current assets	1	3
Total current assets	459	455

Investments and other property	92	76
Property, plant and equipment ― net	7,208	7,067
Notes receivable due from TXU Energy Holdings (Note 5)	353	362
Regulatory assets ― net	1,805	1,826
Other noncurrent assets	129	125
Total assets	$10,046	$9,911

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Notes payable ― commercial paper	$447	$51
Advances from parent	40	23
Long-term debt due currently	93	93
Accounts payable - trade	96	125
Accrued income and other taxes	97	337
Accrued interest	66	73
Dividends payable to parent	85	─
Other current liabilities	98	84
Total current liabilities	1,022	786

Accumulated deferred income taxes	1,365	1,383
Investment tax credits	56	58
Long-term debt, less amounts due currently (Note 2)	4,086	4,107
Other noncurrent liabilities and deferred credits	669	642
Total liabilities	7,198	6,976

Contingencies (Note 4)

Shareholder’s equity (Note 3):
Common stock without par value:
Authorized shares - 100,000,000 shares;
Outstanding shares: 48,864,775 and 48,864,775	1,969	1,952
Retained earnings	899	1,004
Accumulated other comprehensive loss	(20)	(21)
Total shareholder’s equity	2,848	2,935
Total liabilities and shareholder’s equity	$10,046	$9,911

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Description of Business— TXU Electric Delivery is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A significant portion of TXU Electric Delivery’s revenues represent fees for delivery services provided to TXU Energy Holdings. For the three months ended March 31, 2006, distribution revenues from TXU Energy Holdings represented 54% of TXU Electric Delivery’s distribution revenues and 48% of TXU Electric Delivery’s total revenues.

TXU Electric Delivery’s consolidated financial statements include its wholly-owned, bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, which was organized for the limited purpose of issuing securitization bonds to recover regulatory asset stranded costs and other qualified costs.

TXU Electric Delivery is managed as an integrated business; therefore, there are no separate reportable business segments.

Basis of Presentation— The condensed consolidated financial statements of TXU Electric Delivery have been prepared in accordance with accounting principles generally accepted in the US and on the same basis as the audited financial statements included in its 2005 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2005 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of dollars unless otherwise indicated.

Changes in Accounting Standards ― There have been no recently issued accounting standards effective after March 31, 2006 that are expected to materially impact TXU Electric Delivery.

2.	FINANCING ARRANGEMENTS

Short-term Borrowings — At March 31, 2006, TXU Electric Delivery had outstanding short-term borrowings consisting of commercial paper of $447 million and advances from parent of $40 million, both with a weighted average interest rate of 4.93% at the end of the period. At December 31, 2005, TXU Electric Delivery had outstanding short-term borrowings consisting of commercial paper of $51 million at a weighted average interest rate of 4.56% at the end of the period and advances from parent of $23 million at a weighted average interest rate of 4.99% at the end of the period.

Under the commercial paper program, TXU Electric Delivery may issue up to $1.0 billion of these securities. The program is supported by existing credit facilities.

Credit Facilities— At March 31, 2006, TXU Electric Delivery had access to credit facilities directly or through affiliates (all of which provide for long-term borrowings) as follows:

			At March 31, 2006
	Maturity	Authorized	Facility	Letters of		Cash
Facility	Date	Borrowers	Limit	Credit		Borrowings	Availability
Three-Year Revolving Credit Facility	June 2008	TXU Energy Holdings, TXU Electric Delivery	$1,400	$487	$	―	$913
Three-Year Revolving Credit Facility	August 2008	TXU Energy Holdings, TXU Electric Delivery	1,000	―		―	1,000
Five-Year Revolving Credit Facility	March 2010	TXU Energy Holdings, TXU Electric Delivery	1,600	―		―	1,600
Five-Year Revolving Credit Facility	June 2010	TXU Energy Holdings, TXU Electric Delivery	500	―		―	500
Five-Year Revolving Credit Facility	December 2009	TXU Energy Holdings	500	455		45	―
Total			$5,000	$942		$45	$4,013

The maximum amount TXU Energy Holdings and TXU Electric Delivery can directly access under the facilities is $5.0 billion and $3.6 billion, respectively. These facilities may be used for working capital and general corporate purposes, including providing support for issuances of commercial paper and letters of credit by TXU Energy Holdings and TXU Electric Delivery.

Sale of Receivables— TXU Corp. has had an accounts receivable securitization program in place for a number of years. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). In June 2005, the program was renewed until June 2008.

The maximum amount of funding currently available to TXU Corp. under the program is $700 million, and as of March 31, 2006 the program funding was $680 million. Funding under the program to TXU Electric Delivery as of March 31, 2006 was $97 million. Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program. Funding availability for all originators is reduced by 100% of the customer deposits if TXU Energy Holdings’ coverage ratio is less than 2.5 times; 50% if TXU Energy Holdings’ coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if TXU Energy Holdings’ coverage ratio is 3.25 times or more. The originators’ customer deposits, which totaled $114 million at March 31, 2006, did not affect funding availability at that date as TXU Energy Holdings’ coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes issued to TXU Electric Delivery, which is reported in trade accounts receivable, was $54 million and $47 million at March 31, 2006 and December 31, 2005, respectively.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities. The program fees (losses on sale) for TXU Electric Delivery, which consist primarily of interest costs on the underlying financing, were $1 million for both the three-month periods ended March 31, 2006 and 2005 and approximated 5.2% and 3.5% for the first three months of 2006 and 2005, respectively, of the average funding under the program on an annualized basis. These fees represent the net incremental costs of the program to TXU Electric Delivery and are reported in operation and maintenance expenses.

The March 31, 2006 consolidated balance sheet reflects $151 million face amount of trade accounts receivable sold to TXU Receivables Company, such amount having been reduced by $97 million of undivided interests sold by TXU Receivables Company. Funding under the program increased $8 million and $9 million for the three months ended March 31, 2006 and 2005, respectively. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to TXU Electric Delivery for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005

Cash collections on accounts receivable	$280	$195
Face amount of new receivables purchased	(295)	(197)
Discount from face amount of purchased receivables	1	1
Program fees paid	(1)	(1)
Increase (decrease) in subordinated notes payable	7	(7)
Operating cash flows provided to TXU Electric Delivery under the program	$(8)	$(9)

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

Contingencies Related to Sale of Receivables Program — Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

1)	all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;
2)	the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

Long-term debt — At March 31, 2006 and December 31, 2005, long-term debt of TXU Electric Delivery consisted of the following:

	March 31,	December 31,
	2006	2005
TXU Electric Delivery
6.375% Fixed Senior Notes due May 1, 2012	$700	$700
7.000% Fixed Senior Notes due May 1, 2032	500	500
6.375% Fixed Senior Notes due January 15, 2015	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
5.000% Fixed Debentures due September 1, 2007	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(17)	(17)
Sub-total	3,033	3,033

TXU Electric Delivery Transition Bond Company LLC: (a)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	23	44
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	122	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	215	215
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290
Total TXU Electric Delivery Transition Bond Company LLC	1,146	1,167

Total TXU Electric Delivery consolidated	4,179	4,200

Less amount due currently	(93)	(93)

Total long-term debt	$4,086	$4,107

(a)	These bonds are nonrecourse to TXU Electric Delivery.

Debt Retirements in 2006 ― Retirements of long-term debt in 2006 totaling $21 million represent payments related to transition bonds at scheduled maturity dates.

3.	SHAREHOLDER’S EQUITY

No shares of TXU Electric Delivery’s common stock are held by or for its own account, nor are any shares of such capital stock reserved for its officers and employees or for options, warrants, conversions or other rights in connection therewith.

Noncash contributions― Effective January 1, 2005, TXU Electric Delivery and TXU Energy Holdings entered into an agreement whereby TXU Electric Delivery assumed responsibility for pension and other postretirement benefit costs for all applicable employees of the regulated predecessor integrated electric utility (i.e. certain TXU Energy Holdings’ active and retired employees) related to employee service prior to unbundling (see Note 6 for additional information related to this agreement). In connection with this agreement, in the first quarter of 2006 TXU Electric Delivery recorded a $15 million credit to its common stock account for the noncash contribution of pension-related assets.

Under SFAS 123R, compensation expense related to TXU Corp.’s share-based awards to TXU Electric Delivery’s employees is accounted for as a noncash capital contribution from the parent. Accordingly, TXU Electric Delivery recorded a credit of $2 million in the first quarter of 2006 to its common stock account.

Dividends ― In January 2006, TXU Electric Delivery paid a cash dividend of $85 million to TXU Corp. In March 2006, TXU Electric Delivery declared a cash dividend of $85 million, which was paid in April 2006.

The following table presents the changes to common stock equity during the three months ended March 31, 2006:

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Shareholder’s Equity

Balance at December 31, 2005	$1,952	$1,004	$(21)	$2,935
Dividends to parent	─	(170)	─	(170)
Net income	─	65	─	65
Net effects of cash flow hedges	─	─	1	1
Effects of incentive compensation plans	2	─	─	2
Noncash contribution of pension-related assets	15	─	─	15
Balance at March 31, 2006	$1,969	$899	$(20)	$2,848

Cash distributions that have been in the legal form of common stock repurchases have been recorded as a return of capital for accounting purposes.

4.	CONTINGENCIES

Guarantees — As discussed below, TXU Electric Delivery has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. Accounting rules require the recording of a liability for the fair value of all guarantees entered into or modified subsequent to December 31, 2002.

Residual value guarantees in operating leases — TXU Electric Delivery is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At March 31, 2006, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $27 million. These leased assets consist primarily of vehicles used in distribution activities. A significant portion of the maximum guarantee amount relates to leases entered into prior to December 31, 2002. The average life of the lease portfolio is approximately three years.

Environmental Contingencies ― TXU Electric Delivery must comply with environmental laws and regulations applicable to the handling and disposal of hazardous waste. TXU Electric Delivery is in compliance with all current laws and regulations; however, the impact, if any, of any changes to existing regulations or the implementation of new regulations is not determinable. The costs to comply with environmental regulations can be significantly affected by the following external events or conditions:

•	changes to existing state or federal regulation by governmental authorities having jurisdiction over control of toxic substances and hazardous and solid wastes, and other environmental matters;
•	the identification of additional sites requiring clean-up or the filing of other complaints in which TXU Electric Delivery may be asserted to be a potential responsible party.

Legal Proceedings ― TXU Electric Delivery is involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

5.	RELATED-PARTY TRANSACTIONS

 The following represent significant related-party transactions of TXU Electric Delivery:

•
TXU Electric Delivery records revenue from TXU Energy Holdings for electricity delivery fees and other miscellaneous revenues, which totaled $267 million and $311 million for the three months ended March 31, 2006 and 2005, respectively.

•
TXU Electric Delivery records interest income from TXU Energy Holdings with respect to TXU Electric Delivery’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by TXU Electric Delivery. The interest income serves to offset TXU Electric Delivery’s interest expense on the transition bonds. For the three months ended March 31, 2006 and 2005 this interest income totaled $13 million and $14 million, respectively.

•
The incremental income taxes TXU Electric Delivery will pay on the increased delivery fees to be charged to TXU Electric Delivery’s customers related to the transition bonds will be reimbursed by TXU Energy Holdings. Therefore, at March 31, 2006 and December 31, 2005, TXU Electric Delivery’s financial statements reflect a receivable of $395 million from TXU Energy Holdings ($42 million and $33 million reported as current assets, respectively).

•
Short-term advances from parent totaled $40 million and $23 million at March 31, 2006 and December 31, 2005, respectively. The average daily balances of short-term advances from parent during the three months ended March 31, 2006 and 2005 were $33 million and $103 million, respectively, and the weighted average interest rate for the respective periods was 5.0% and 3.7%. Interest expense incurred on the advances for the three months ended March 31, 2006 and 2005 was approximately $412 thousand and $958 thousand, respectively.

•
TXU Corp. charges TXU Electric Delivery for financial, accounting and other administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $11 million and $8 million for the three months ended March 31, 2006 and 2005, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported on TXU Energy Holdings’ balance sheet, is funded by a delivery fee surcharge collected from REPs by TXU Electric Delivery and remitted to TXU Energy Holdings, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported on TXU Energy Holdings’ balance sheet. Income and expenses associated with the trust fund and the decommissioning liability incurred by TXU Energy Holdings are offset by a net change in the TXU Electric Delivery and TXU Energy Holdings intercompany receivable/payable, which in turn results in a change in a net regulatory asset/liability. The regulatory asset, which totaled $3 million and $8 million at March 31, 2006 and December 31, 2005, respectively, and is reported on TXU Electric Delivery’s balance sheet, represents the excess of the decommissioning liability over the trust fund balance.

•
TXU Electric Delivery has a 19.5% limited partnership interest, with a carrying value of $7 million, in a TXU Corp. subsidiary holding Capgemini-related assets. Equity losses related to this interest totaled $1 million in the first quarter of 2006 and primarily represent amortization of software assets held by the subsidiary.

•	TXU Corp. files a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based on their respective taxable income or loss. At March 31, 2006 and December 31, 2005, TXU Electric Delivery had a federal income tax payable to TXU Corp. of $12 million and $181 million, respectively, reported in accrued income and other taxes.
•	TXU Electric Delivery declared a dividend of $85 million to TXU Corp. in March 2006 payable in April 2006, which is reported in dividends payable to parent at March 31, 2006.

See Notes 2 and 6 for information regarding the accounts receivable securitization program and the related subordinated notes receivable and the change in allocation of pension and other postretirement benefit costs, respectively.

6.	SUPPLEMENTARY FINANCIAL INFORMATION

Pension and Other Postretirement Benefits — TXU Electric Delivery is a participating employer in the pension plan sponsored by TXU Corp. TXU Electric Delivery also participates with TXU Corp. and other subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The allocated pension and other postretirement benefit costs applicable to TXU Electric Delivery totaled $24 million and $18 million for the three month periods ended March 31, 2006 and 2005, respectively. The net amounts recognized in earnings (net of amounts deferred principally as a regulatory asset or property) related to pension and other postretirement benefits totaled $5 million and $13 million for the three month periods ended March 31, 2006 and 2005, respectively.

The discount rate reflected in net pension and other postretirement benefit costs in 2006 is 5.75%. The expected rate of return on plan assets reflected in the 2006 cost amounts is 8.75% for the pension plan and 8.67% for other postretirement benefits.

Regulatory Recovery of Pension and Other Postretirement Benefit Costs— In June 2005, an amendment to PURA relating to pension and other postretirement benefits was enacted by the Texas Legislature. This amendment, which was retroactively effective January 1, 2005, provides for the recovery by TXU Electric Delivery of pension and other postretirement benefit costs for all applicable former employees of the regulated predecessor integrated electric utility (i.e., certain TXU Energy Holdings’ active and retired employees) related to employee service prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002. TXU Electric Delivery and TXU Energy Holdings have entered into an agreement whereby TXU Electric Delivery assumes responsibility for pension and other postretirement benefit costs for all applicable employees of TXU Energy Holdings. In connection with this agreement, in 2005 TXU Electric Delivery recorded a $146 million charge to its common stock account for the noncash assumption of the pension obligation. In addition, in the first quarter of 2006 TXU Electric Delivery recorded a $15 million credit to its common stock account for the noncash contribution of pension-related assets.

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

Other Deductions —

	Three Months Ended
	March 31,
	2006	2005

Equity losses of entity holding investment in Capgemini	$1	$1
Capgemini outsourcing transition costs	―	1
Other	1	3
Total other deductions	$2	$5

Interest Expense and Related Charges —

	Three Months Ended March 31,
	2006	2005

Interest	$68	$68
Amortization of debt discounts and issuance costs	1	1
Allowance for borrowed funds used during construction— capitalized interest portion	(1)	(1)
Total interest expense and related charges	$68	$68

Restricted Cash— All restricted cash amounts reported on the balance sheet relate to the securitization (transition) bonds.

Trade Accounts Receivable—

	March 31.	December 31,
	2006	2005
Gross trade accounts receivable	$348	$377
Trade accounts receivable due from TXU Energy Holdings	(158)	(171)
Accounts receivable sold to TXU Receivables Company	(151)	(136)
Subordinated notes receivable from TXU Receivables Company	54	47
Allowance for uncollectible accounts related to receivables retained	(4)	(5)
Trade accounts receivable from nonaffiliates― net	$89	$112

Gross trade accounts receivable at March 31, 2006 and December 31, 2005 included unbilled revenues of $113 million and $112 million, respectively.

Allowances related to receivables sold are reported in current liabilities and totaled $2 million and $1 million at March 31, 2006 and December 31, 2005, respectively.

Investments and Other Property —

	March 31.	December 31,
	2006	2005
Assets related to employee benefit plans	$61	$44
Restricted cash	13	13
Investment in affiliate holding Capgemini-related assets	7	8
Land	4	4
Miscellaneous other	7	7
Total other property and investments	$92	$76

Property, Plant and Equipment— At March 31, 2006 and December 31, 2005, property, plant and equipment is stated net of accumulated depreciation and amortization of $3.7 billion.

Intangible Assets — Intangible assets other than goodwill are comprised of the following:

	As of March 31, 2006			As of December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets subject to amortization
included in property, plant and equipment:
Land easements	$176	$63	$113	$176	$62	$114
Capitalized software	72	36	36	71	34	37
Total	$248	$99	$149	$247	$96	$151

Aggregate TXU Electric Delivery amortization expense for intangible assets for the three months ended March 31, 2006 and 2005 was $3 million and $2 million, respectively. At March 31, 2006, the weighted average useful lives of capitalized land easements and software were 69 years and 8 years, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2005 is as follows:

Year	Amortization Expense

2006	$10
2007	10
2008	9
2009	7
2010	2

At March 31, 2006 and December 31, 2005, goodwill of $25 million was reported in other noncurrent assets on the balance sheet.

Regulatory Assets and Liabilities —

	March 31,	December 31,
	2006	2005
Regulatory assets
Generation-related regulatory assets securitized by transition bonds	$1,426	$1,461
Securities reacquisition costs	117	119
Recoverable deferred income taxes — net	111	107
Storm-related costs	115	110
Employee retirement costs	97	89
Nuclear decommissioning cost under-recovery	3	8
Other regulatory assets	34	33
Total regulatory assets	1,903	1,927

Regulatory liabilities
Investment tax credit and protected excess deferred taxes	69	71
Over-collection of securitization (transition) bond revenues	28	28
Other regulatory liabilities	1	2
Total regulatory liabilities	98	101

Net regulatory assets	$1,805	$1,826

Included in net regulatory assets are assets of $121 million at both March 31, 2006 and December 31, 2005 that have been reviewed and approved by the Commission and are earning a return. These assets have a remaining recovery period of 11 to 45 years. The regulatory assets subject to securitization have a remaining recovery period of 10 years.

Severance Liability Related to Restructuring Activities —

Liability for severance costs as of December 31, 2005	$4
Payments charged against liability	(1)
Liability for severance costs as of March 31, 2006	$3

Supplemental Cash Flow Information —

	Three Months Ended March 31,
	2006		2005
Cash payments:
Interest (net of amounts capitalized)		$74		$76
Income taxes		$185		$36
Noncash investing and financing activities:
Noncash contribution for pension-related assets		$15	$	―
Transfer of property assets	$	―		$18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of TXU Electric Delivery Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Electric Delivery Company and subsidiaries (the “Company”) as of March 31, 2006, and the related condensed statements of consolidated income, comprehensive income and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related statements of consolidated income, comprehensive income, shareholder’s equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 10, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

TXU Electric Delivery is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A significant portion of TXU Electric Delivery’s revenues represent fees for delivery services provided to TXU Energy Holdings. For the three months ended March 31, 2006, distribution revenues from TXU Energy Holdings represented 54% of TXU Electric Delivery’s distribution revenues and 48% of TXU Electric Delivery’s total revenues.

TXU Electric Delivery’s financial statements include its wholly-owned, bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, which was organized for the limited purpose of issuing securitization (transition) bonds to recover regulatory asset stranded costs and other qualified costs.

RECENT DEVELOPMENTS

In April 2006, TXU Electric Delivery executed the previously disclosed agreement with CURRENT Communications Group, LLC (CURRENT), to utilize TXU Electric Delivery’s power distribution network as a broadband-enabled “Smart Grid.” CURRENT plans to design, build and operate the “broadband over power line” (BPL) network covering the majority of the TXU Electric Delivery service area. Under the terms of the agreement with CURRENT, TXU Electric Delivery expects to incur service fees once the BPL network is in operation totaling approximately $150 million over a 10 year period to utilize the Smart Grid capabilities of CURRENT’s BPL network.

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

RESULTS OF OPERATIONS

TXU Electric Delivery is managed as an integrated business; therefore, there are no reportable business segments.

All dollar amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the tables therein are stated in millions of US dollars unless otherwise indicated.

TXU Electric Delivery’s future results are expected to be impacted by the effects of the cities rate settlement described below under “Regulation and Rates.” The cities rate settlement is expected to result in incremental expenses of approximately $70 million, recognized almost entirely over the period from July 2006 through June 2008.

Operating Data

	Three Months Ended March 31,
	2006	2005	% Change
Operating statistics - volumes:
Electric energy delivered (GWh)	23,131	23,448	(1.4)

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	79.32	71.59	10.8
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.18	1.10	7.3
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	67.14	65.09	3.1

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)(b)	3,025	2,985	1.3

Operating revenues (millions of dollars):
Electricity distribution revenues (c):
Affiliated (TXU Energy Holdings)	$267	$311	(14.1)
Nonaffiliated	231	182	26.9
Total distribution revenues	498	493	1.0
Third-party transmission revenues	57	51	11.8
Other miscellaneous revenues	7	6	16.7
Total operating revenues	$562	$550	2.2
__________________________

(a) SAIDI is the number of minutes the average customer is out of electric service in a year. SAIFI is the number of times a year that the average customer experiences an interruption to electric service. CAIDI is the duration in minutes of the average interruption to electric service.
(b) Includes lighting sites, primarily guard lights, for which TXU Energy Holdings is the REP but are not included in TXU Energy Holdings’ customer count. Such sites totaled 85,477 and 94,187 at March 31, 2006 and 2005, respectively.
(c)  Includes $36 million and $33 million for the three months ended March 31, 2006 and 2005, respectively, of transition charges associated with the issuance of securitization bonds. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Operating revenues increased $12 million, or 2%, to $562 million in 2006. This change reflected:

•	$6 million in higher transmission revenues primarily due to rate increases approved in 2005;
•	$4 million due to an increase in points of delivery; and
•	$3 million in higher transition charges due to interim rate updates (offset in total by higher amortization of the related regulatory asset),

partially offset by the effect of a decrease in average consumption per consumer due in part to milder weather.

Operation and maintenance expense increased $10 million, or 5%, to $203 million in 2006. The increase reflected:
•	$5 million in increased spending for system reliability initiatives;
•	a $5 million increase in certain employee benefits;
•	$4 million in increased costs paid to other transmission entities; and
•	$3 million in higher shared services costs due primarily to executive severance expenses;

    partially offset by,

•	$8 million in decreased pension and other postretirement benefits expenses reflecting an amendment to PURA as discussed in Note 6 to Financial Statements.

Depreciation and amortization increased $8 million, or 8%, to $113 million in 2006. The increase reflected $5 million in higher depreciation due to normal additions and replacements of property, plant, and equipment and $3 million in higher amortization of the regulatory assets associated with the securitization bonds (offsetting the same amount of revenue).

Taxes other than income increased $3 million, or 3%, to $96 million in 2006 primarily reflecting higher property taxes due to increased investments in property.

Other deductions totaled $2 million and $5 million for the first three months of 2006 and 2005, respectively. See Note 6 to Financial Statements for additional detail.

Income tax expense was $29 million in 2006 (including $23 million related to operating income and $6 million related to nonoperating income). The effective income tax rate increased slightly to 30.9% in 2006 from 30.4% in 2005. There were no significant items affecting this comparison.

Net income decreased $6 million, or 8%, to $65 million. This decrease was driven by an increase in operation and maintenance expense. Net pension and postretirement benefit costs reduced net income by $3 million in 2006 and $9 million in 2005.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flow from operating activities was a net use of $81 million for the three months ended March 31, 2006 as compared to a net source of $55 million for the three months ended March 31, 2005. The $136 million decrease in cash flows reflected higher federal income tax payments to TXU Corp. due to increased earnings for the 2005 year as compared to the 2004 year and the expiration of bonus depreciation as provided for by the Jobs and Growth Tax Relief Reconciliation Act of 2003.

Cash flows provided by financing activities totaled $305 million in 2006 compared to $122 million in 2005. The activity reflected:

	Three Months Ended March 31,
	2006	2005

Net issuances of borrowings (including advances from parent)	$390	$105
Common stock dividends	(85)	―
Decrease in note receivable from TXU Energy Holdings	―	17
Total	$305	$122

Investing activities, which consisted primarily of capital expenditures, used cash flows of $237 million and $176 million for the three months ended March 31, 2006 and 2005, respectively. The table below details the business activities impacting the investing cash flows:

	Three Months Ended March 31,
	2006	2005

Capital expenditures	$(231)	$(164)
Restricted cash	(6)	(3)
Other net, including property relocation recoveries and removal costs	―	(9)
Total	$(237)	$(176)

The $67 million increase in capital expenditures reflected investment to enhance system load monitoring and outage detection and support growth, as well as to purchase and install automated meter reading devices.

Long-term debt activity — During the three months ended March 31, 2006, TXU Electric Delivery made scheduled principal payments totaling $21 million related to transition bonds.

Credit Facilities— At May 2, 2006, TXU Electric Delivery, jointly with TXU Energy Holdings, had direct and indirect (through affiliates) access to credit facilities totaling $5.0 billion of which $3.6 billion was unused. The facilities expire on various dates between June 2008 and June 2010. The maximum amount TXU Electric Delivery can directly access under the facilities is $3.6 billion. These credit facilities are used for working capital and general corporate purposes and to support issuances of commercial paper and letters of credit. See Note 2 to Financial Statements for details of the arrangements.

Short-term Borrowings — At May 2, 2006, TXU Electric Delivery had $606 million of commercial paper outstanding. The commercial paper funds short-term liquidity requirements.

Equity —  TXU Electric Delivery’s cash distributions may take the legal form of common stock share repurchases or the payment of dividends on outstanding shares of its common stock. The form of the distributions is primarily determined by current and forecasted levels of retained earnings. The common stock share repurchases made subsequent to January 1, 2002 have been cash distributions that for financial reporting purposes have been recorded as a return of capital. Any future cash distributions will be reported (i) as a return of capital if made through repurchases or (ii) as a dividend if so declared by the board of directors. Any future common stock share repurchases will reduce the amount of TXU Electric Delivery's equity, but will not change TXU Corp.’s 100% ownership of TXU Electric Delivery.

Sale of Receivables— TXU Corp. has had an accounts receivable securitization program in place for a number of years. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. Effective June 2005, the program was extended until June 2008. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to TXU Electric Delivery under the program totaled $97 million and $89 million at March 31, 2006 and December 31, 2005, respectively. See Note 2 to Financial Statements for a more complete description of the program including the impact on the financial statements for the periods presented and the contingencies that could result in termination of the program.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions— The terms of certain financing arrangements of TXU Electric Delivery contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of March 31, 2006, TXU Electric Delivery was in compliance with all such applicable covenants.

Credit Ratings — Current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

	TXU Corp.	US Holdings	TXU Electric Delivery	TXU Energy Holdings
	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BB+	BB+	BBB-	BBB-
Moody’s	Ba1	Baa3	Baa2	Baa2
Fitch	BBB-	BBB-	BBB+	BBB

Both S&P and Moody’s currently maintain a stable outlook for TXU Corp., US Holdings, TXU Energy Holdings and TXU Electric Delivery. Fitch’s outlook is negative for TXU Corp., US Holdings and TXU Energy Holdings and stable for TXU Electric Delivery. These ratings are investment grade, except for Moody’s and S&P’s rating of TXU Corp.’s senior unsecured debt and S&P’s rating of US Holdings’ senior unsecured debt, which are one notch below investment grade.

Commercial paper issued by TXU Energy Holdings and TXU Electric Delivery has been rated P2 by Moody’s and F2 by Fitch and has not been rated by S&P.

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

Long-term Contractual Obligations and Commitments— There have been no significant changes in contractual cash obligations of TXU Electric Delivery, since December 31, 2005 as disclosed in the 2005 Form 10-K.

OFF BALANCE SHEET ARRANGEMENTS

TXU Corp. has established an accounts receivable securitization program. See discussion above under “Sale of Receivables” and in Note 2 to Financial Statements.

COMMITMENTS AND CONTINGENCIES

See Note 4 to Financial Statements for details of contingencies, including guarantees.

REGULATION AND RATES

Transmission Rates — In February 2006, TXU Electric Delivery filed an application for an interim update of its wholesale transmission rate. The Commission approved the application at its April 28, 2006 open meeting, and the new rate is effective immediately. Annualized revenues are expected to increase by approximately $19 million. Approximately $12 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $7 million is recoverable from REPs through the retail transmission cost recovery factor (TCRF) component of TXU Electric Delivery’s delivery rates charged to REPs.

Cities Rate Settlement— As previously disclosed, in January 2006 TXU Electric Delivery agreed with a steering committee representing 108 cities in Texas (Cities) to defer the filing of a system-wide rate case with the Commission to no later than June 30, 2008 (based on a test year ending December 31, 2007), unless the Cities and TXU Electric Delivery mutually agree that such a filing is unnecessary. TXU Electric Delivery is currently in the process of extending the benefits of the agreement to 291 nonlitigant cities. Based on the final agreements and assuming the remaining nonlitigant cities participate, expected payments to the cities are now estimated to total approximately $70 million, including incremental franchise fees.

This amount will be recognized ratably in earnings almost entirely over the period from July 2006 through June 2008. Payments under the agreement are expected to be made until new tariffs are effective, which based upon an assumed June 2008 rate case filing, is projected to be mid-2009. Payments under the agreement are expected to total approximately $17 million in 2006, $30 million in 2007, $16 million in 2008 and $7 million in 2009.

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

Except as discussed below, the information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 2005 Form 10-K and is therefore not presented herein.

CREDIT RISK

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. TXU Electric Delivery’s customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the Commission. REP certificates granted by the Commission are subject to suspension and revocation for significant violation of PURA and Commission rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the Commission. Since a significant portion of the transmission and distribution services provided and invoiced by TXU Electric Delivery are to its affiliated REP, TXU Energy Holdings, a material loss to TXU Electric Delivery arising from nonperformance by its customers is considered unlikely.

Credit Exposure— TXU Electric Delivery’s exposure to credit risk as of March 31, 2006 primarily represents trade accounts receivable from unaffiliated customers of $89 million net of allowance for uncollectible accounts of $4 million. TXU Electric Delivery has two customers with balances that exceed 10% of the unaffiliated trade receivable amount at March 31, 2006, one with a net uncollateralized balance of $26 million and the other with a net uncollateralized balance of $9 million. Both customers are noninvestment grade quality; however, the customers have consistently performed their obligations in accordance with their agreements.

TXU Electric Delivery is also exposed to credit risk related to the Capgemini put option with a carrying value of $51 million. Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreement, as well as the payment in connection with the put option. S&P currently maintains a BB+ rating with a stable outlook for Cap Gemini S. A.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by TXU Electric Delivery contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that TXU Electric Delivery expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of TXU Electric Delivery’s business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook,”), are forward-looking statements. Although TXU Electric Delivery believes that in making such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “Risk Factors” and the following important factors, among others, that could cause the actual results of TXU Electric Delivery to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the FERC and the Commission, with respect to:
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

•	significant changes in critical accounting policies material to TXU Electric Delivery;
•	actions by credit rating agencies; and
•	the ability of TXU Electric Delivery to implement cost reduction initiatives and effectively execute its growth strategy.

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

ITEM 1A. RISK FACTORS

There have been no significant changes in risk factors of TXU Electric Delivery since December 31, 2005 as disclosed in the 2005 Form 10-K.

ITEM 6. EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)		—	Certification of T. L. Baker, principal executive officer of TXU Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)		—	Certification of H. Dan Farell, principal financial officer of TXU Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)		—	Certification of T. L. Baker, principal executive officer of TXU Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)		—	Certification of H. Dan Farell, principal financial officer of TXU Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99		—	Condensed Statements of Consolidated Income - Twelve Months Ended March 31, 2006

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TXU ELECTRIC DELIVERY COMPANY

Date: May 10, 2006	By:	/s/ Stan Szlauderbach
Stan Szlauderbach
Senior Vice President & Principal
Accounting Officer