Form 10-Q
period 2006-08-10
TXU ELECTRIC DELIVERY CO
filed 2006-08-11
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes √ No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer    Accelerated filer ____ Non-Accelerated filer  √

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No √

Common Stock outstanding at August 1, 2006: 48,864,775 shares, without par value

TXU Electric Delivery Company meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

TABLE OF CONTENTS

		Page
GLOSSARY		ii

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Consolidated Income—
	Three and Six Months Ended June 30, 2006 and 2005	1

	Condensed Statements of Consolidated Comprehensive Income—
	Three and Six Months Ended June 30, 2006 and 2005	1

	Condensed Statements of Consolidated Cash Flows —
	Six Months Ended June 30, 2006 and 2005	2

	Condensed Consolidated Balance Sheets —
	June 30, 2006 and December 31, 2005	3

	Notes to Condensed Consolidated Financial Statements	4

	Report of Independent Registered Public Accounting Firm	16

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 6.	Exhibits	30

SIGNATURE		31

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition
2005 Form 10-K	TXU Electric Delivery Company’s Annual Report on Form 10-K for the year ended December 31, 2005
Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business process support services to TXU Electric Delivery and TXU Energy Holdings
Commission	Public Utility Commission of Texas
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting
FERC	US Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FIN 48	FIN No. 48, “Accounting for Uncertainty in Income Taxes”
Fitch	Fitch Ratings, Ltd. (a credit rating agency)
GWh	gigawatt-hours
historical service territory	the territory, largely in north Texas, being served by TXU Corp.’s regulated electric utility subsidiary at the time of entering retail competition on January 1, 2002
Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)
PURA	Texas Public Utility Regulatory Act
REP	retail electric provider
S&P	Standard & Poor’s Ratings Services, a division of the McGraw Hill Inc. Companies (a credit rating agency)
SEC	US Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a Replacement of FASB Statement 125”
TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context.
TXU Electric Delivery
refers to TXU Electric Delivery Company, a subsidiary of TXU Corp., and/or its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context. This Form 10-Q and other SEC filings of TXU Electric Delivery occasionally make references to TXU Electric Delivery when describing actions, rights or obligations of its subsidiaries. These references reflect the fact that the subsidiaries are consolidated with TXU Electric Delivery for financial reporting purposes. However, these references should not be interpreted to imply that TXU Electric Delivery is actually undertaking the action or has the rights or obligations of its subsidiaries.

ii

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context.
US	United States of America
US GAAP	accounting principles generally accepted in the US
US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp and parent of TXU Energy Holdings.

iii

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TXU ELECTRIC DELIVERY COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(millions of dollars)

Operating revenues:
Affiliated	$284	$304	$551	$615
Nonaffiliated	320	260	615	499
Total operating revenues	604	564	1,166	1,114

Operating expenses:
Operation and maintenance	201	188	404	381
Depreciation and amortization	117	108	231	213
Income taxes	44	30	67	57
Taxes other than income	94	91	191	185
Total operating expenses	456	417	893	836

Operating income	148	147	273	278

Other income and deductions:
Other income (Note 7)	―	―	1	2
Other deductions (Note 7)	2	2	4	7
Nonoperating income taxes	2	5	8	9

Interest income	14	14	29	29

Interest expense and related charges (Note 7)	72	68	140	136

Net income	$86	$86	$151	$157

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(millions of dollars)

Net income	$86	$86	$151	$157
Other comprehensive income, net of tax effects:
Minimum pension liability adjustment (net of tax benefit of $-, $1, $- and $1)	―	(2)	―	(2)
Cash flow hedges ― derivative value net losses related to hedged transactions settled in the period and reported in net income,
net of tax expense of $− in all periods	—	—	1	1

Comprehensive income	$86	$84	$152	$156

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(millions of dollars)
Cash flows — operating activities:
Net income	$151	$157
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	229	214
Deferred income taxes and investment tax credits — net	(10)	41
Stock-based compensation expense	2	3
Changes in operating assets and liabilities	(264)	(166)
Cash provided by operating activities	108	249

Cash flows — financing activities:
Retirements of long-term debt	(47)	(45)
Changes in notes payable:
Commercial paper	541	─
Banks	─	160
Dividend to parent	(170)	─
Net change in advances from parent	3	(21)
Decrease in income tax-related note receivable from TXU Energy Holdings	22	32
Debt premium, discount, financing and reacquisition expenses	(2)	(3)
Cash provided by financing activities	347	123

Cash flows — investing activities:
Capital expenditures	(452)	(371)
Other	(17)	2
Cash used in investing activities	(469)	(369)

Net change in cash and cash equivalents	(14)	3

Cash and cash equivalents — beginning balance	15	─

Cash and cash equivalents — ending balance	$1	$3

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
	(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$1	$15
Restricted cash	40	46
Trade accounts receivable from nonaffiliates — net	112	112
Trade accounts and other receivables from affiliates	216	189
Materials and supplies inventories — at average cost	61	53
Prepayments	70	37
Other current assets	63	3
Total current assets	563	455

Investments and other property	97	76
Property, plant and equipment ― net	7,377	7,067
Notes receivable due from TXU Energy Holdings (Note 6)	340	362
Regulatory assets ― net	1,775	1,826
Other noncurrent assets	144	125
Total assets	$10,296	$9,911

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Notes payable ― commercial paper	$592	$51
Advances from parent	25	23
Long-term debt due currently	95	93
Trade accounts payable	110	125
Accrued income taxes payable to parent	38	181
Accrued taxes other than income	96	156
Accrued interest	73	73
Other current liabilities	85	84
Total current liabilities	1,114	786

Accumulated deferred income taxes	1,414	1,383
Investment tax credits	55	58
Long-term debt, less amounts due currently (Note 3)	4,059	4,107
Other noncurrent liabilities and deferred credits	705	642
Total liabilities	7,347	6,976

Contingencies (Note 5)

Shareholder’s equity (Note 4):
Common stock without par value:
Authorized shares - 100,000,000 shares;
Outstanding shares: 48,864,775 and 48,864,775	1,984	1,952
Retained earnings	985	1,004
Accumulated other comprehensive loss	(20)	(21)
Total shareholder’s equity	2,949	2,935
Total liabilities and shareholder’s equity	$10,296	$9,911

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Description of Business— TXU Electric Delivery is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A significant portion of TXU Electric Delivery’s revenues represent fees for delivery services provided to TXU Energy Holdings. For the six months ended June 30, 2006, distribution revenues from TXU Energy Holdings represented 53% of TXU Electric Delivery’s distribution revenues and 47% of TXU Electric Delivery’s total revenues.

TXU Electric Delivery’s consolidated financial statements include its wholly-owned, bankruptcy-remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, which was organized for the limited purpose of issuing securitization (transition) bonds to recover regulatory asset stranded costs and other qualified costs.

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

Changes in Accounting Standards ― In July 2006, the FASB issued FIN 48. FIN 48 provides clarification of the accounting for uncertainty in income taxes in accordance with SFAS 109 and requires disclosure of tax benefits taken that do not qualify for financial statement recognition. FIN 48 is effective for fiscal years beginning after December 15, 2006. TXU Electric Delivery is currently evaluating the potential impact of this standard.

2.    TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

Sale of Accounts Receivable— TXU Electric Delivery participates in an accounts receivable securitization program established by TXU Corp. for certain of its subsidiaries, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, TXU Electric Delivery sells trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy-remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). The current program is subject to renewal in June 2008.

As of June 30, 2006, the program funding to all TXU Corp. subsidiary participants (originators) totaled $700 million which is the maximum amount of funding currently available under the program. The program funding to TXU Electric Delivery as of June 30, 2006 totaled $92 million. Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program. Total funding availability under the program is reduced by 100% of customer deposits if TXU Energy Holdings’ fixed charge coverage ratio is less than 2.5 times; 50% if TXU Energy Holdings’ coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if TXU Energy Holdings’ coverage ratio is 3.25 times or more. The originators' customer deposits, which totaled $114 million, did not affect funding availability as TXU Energy Holdings’ coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by TXU Electric Delivery are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to TXU Electric Delivery for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to TXU Electric Delivery that was funded by the sale of the undivided interests. The balance of the subordinated notes issued to TXU Electric Delivery, which is reported in trade accounts receivable, was $56 million and $47 million at June 30, 2006 and December 31, 2005, respectively.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities. The program fees (losses on sale for accounting purposes) for TXU Electric Delivery, which consist primarily of interest costs on the underlying financing, were $3 million and $1 million for the six-month periods ended June 30, 2006 and 2005, respectively, and approximated 5.4% and 3.7% for the first six months of 2006 and 2005, respectively, of the average funding under the program on an annualized basis. These fees represent the net incremental costs of the program to TXU Electric Delivery and are reported in operation and maintenance expenses.

The accounts receivable balance reported in the June 30, 2006 consolidated balance sheet has been reduced by $148 million face amount of trade accounts receivable from nonaffiliates sold to TXU Receivables Company, partially offset by the inclusion of $56 million of subordinated notes receivable from TXU Receivables Company. Funding under the program increased $3 million to $92 million for the six months ended June 30, 2006 and decreased $5 million to $57 million for the six months ended June 30, 2005. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to TXU Electric Delivery for the six months ended June 30, 2006 and 2005 were as follows:

	Six Months Ended June 30,
	2006	2005

Cash collections on accounts receivable	$567	$426
Face amount of new receivables purchased	(579)	(425)
Discount from face amount of purchased receivables	3	1
Program fees paid	(3)	(1)
Increase in subordinated notes payable	9	4
Operating cash flows used by (provided to) TXU Electric Delivery under the program	$(3)	$5

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

Contingencies Related to Sale of Receivables Program — Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

1)	all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio; or
2)	the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

Trade Accounts Receivable—
	June 30,	December 31,
	2006	2005
Gross trade accounts receivable	$390	$377
Trade accounts receivable from TXU Energy Holdings	(179)	(171)
Undivided interests in accounts receivable sold by TXU Receivables Company	(148)	(136)
Subordinated notes receivable from TXU Receivables Company	56	47
Allowance for uncollectible accounts related to undivided interests in receivables retained	(7)	(5)
Trade accounts receivable from nonaffiliates ― net	$112	$112

Gross trade accounts receivable at June 30, 2006 and December 31, 2005 included unbilled revenues of $123 million and $112 million, respectively.

Allowances related to receivables sold are reported in current liabilities and totaled $1 million at both June 30, 2006 and December 31, 2005.

3.     SHORT-TERM AND LONG-TERM DEBT

Short-term Borrowings — At June 30, 2006, TXU Electric Delivery had outstanding short-term borrowings consisting of commercial paper of $592 million at a weighted average interest rate of 5.48% at the end of the period and advances from parent of $25 million at a weighted average interest rate of 5.53% at the end of the period. At December 31, 2005, TXU Electric Delivery had outstanding short-term borrowings consisting of commercial paper of $51 million at a weighted average interest rate of 4.56% at the end of the period and advances from parent of $23 million at a weighted average interest rate of 4.99% at the end of the period.

Under the commercial paper program, TXU Electric Delivery may issue up to $1.0 billion of these securities. The program is supported by existing credit facilities.

Credit Facilities— At June 30, 2006, TXU Electric Delivery had access to credit facilities directly or indirectly (to the extent made available by affliates) as follows:

		At June 30, 2006
Authorized	Maturity	Facility	Letters of	Cash
Borrowers	Date	Limit	Credit	Borrowings	Availability
TXU Energy Holdings	May 2007	$1,500	$ ―	$ ―	$1,500
TXU Energy Holdings, TXU Electric Delivery	June 2008	1,400	505	180	715
TXU Energy Holdings, TXU Electric Delivery	August 2008	1,000	―	495	505
TXU Energy Holdings, TXU Electric Delivery	March 2010	1,600	500	280	820
TXU Energy Holdings, TXU Electric Delivery	June 2010	500	―	240	260
TXU Energy Holdings	December 2009	500	455	45	―
Total		$6,500	$1,460	$1,240	$3,800

    The maximum amount TXU Energy Holdings and TXU Electric Delivery can directly access under the facilities is $6.5 billion and $3.6 billion, respectively. These facilities may be used for working capital and general corporate purposes, including providing support for issuances of commercial paper and for issuing letters of credit.

In addition, TXU Energy Holdings and TXU Electric Delivery have a $25 million joint uncommitted line of credit facility without an expiration date and a $50 million joint uncommitted line of credit facility that expires on December 31, 2006. The terms of these facilities are generally consistent with existing credit facilities, except that funding remains at the discretion of the lenders. As of June 30, 2006, there were no outstanding borrowings under these facilities.

All letters of credit and cash borrowings under the credit facilities as of June 30, 2006 are the obligations of TXU Energy Holdings. In addition, TXU Energy Holdings has outstanding commercial paper supported by these facilities totaling $671 million.

Long-term debt — At June 30, 2006 and December 31, 2005, long-term debt of TXU Electric Delivery consisted of the following:

	June 30,	December 31,
	2006	2005
TXU Electric Delivery
6.375% Fixed Senior Notes due May 1, 2012	$700	$700
7.000% Fixed Senior Notes due May 1, 2032	500	500
6.375% Fixed Senior Notes due January 15, 2015	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
5.000% Fixed Debentures due September 1, 2007	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(16)	(17)
Sub-total	3,034	3,033

TXU Electric Delivery Transition Bond Company LLC: (a)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	23	44
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	122	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	189	215
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290
Total TXU Electric Delivery Transition Bond Company LLC	1,120	1,167

Total TXU Electric Delivery consolidated	4,154	4,200

Less amount due currently	(95)	(93)

Total long-term debt	$4,059	$4,107

(a)	These bonds are nonrecourse to TXU Electric Delivery.

Debt Retirements in 2006 ― Retirements of long-term debt in 2006 totaled $47 million and represent transition bond principal payments at scheduled maturity dates.

4.     SHAREHOLDER’S EQUITY

No shares of TXU Electric Delivery’s common stock are held by or for its own account, nor are any shares of such capital stock reserved for its officers and employees or for options, warrants, conversions or other rights in connection therewith.

Noncash contributions― Effective January 1, 2005, TXU Electric Delivery and TXU Energy Holdings entered into an agreement whereby TXU Electric Delivery assumed responsibility for pension and other postretirement benefit costs for all applicable employees of the regulated predecessor integrated electric utility (i.e. certain TXU Energy Holdings’ active and retired employees) related to employee service prior to unbundling (see Note 7 for additional information related to this agreement). In connection with this agreement, in the first quarter of 2006 TXU Electric Delivery recorded a $15 million credit to its common stock account for the noncash contribution of pension-related assets.

Under SFAS 123R, incentive compensation expense related to TXU Corp.’s share-based awards to TXU Electric Delivery’s employees is accounted for as a noncash capital contribution from the parent. Accordingly, TXU Electric Delivery recorded a credit of $1 million and $3 million to its common stock account for the three and six months ended June 30, 2006, respectively.

The increase in common stock in 2006 also reflects excess tax benefits arising from the distribution date value of the share-based awards exceeding the reported compensation expense of the awards (which is based on fair value of the awards at grant date).

Dividends ― In March 2006, TXU Electric Delivery declared a cash dividend to TXU Corp. of $85 million, which was paid in April 2006. In July 2006, TXU Electric Delivery declared a cash dividend to TXU Corp. of $85 million, which was paid in July 2006.

In the second quarter of 2006, TXU Electric Delivery distributed its mineral interests in natural gas and oil to TXU Corp. in the form of a dividend. The dividend was recorded at the book value of the interests, which was zero. These mineral interests were acquired as part of land purchases over the years to support the expansion of the transmission and distribution system and not for the mineral development, and no value was attributed to the mineral interests at the time of acquisition.

The following table presents the changes to common stock equity during the six months ended June 30, 2006:

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Shareholder’s Equity

Balance at December 31, 2005	$1,952	$1,004	$(21)	$2,935
Net income	─	151	─	151
Dividends to parent	─	(170)	─	(170)
Net effects of cash flow hedges	─	─	1	1
Effects of incentive compensation plans	17	─	─	17
Noncash contribution of pension-related assets	15	─	─	15
Balance at June 30, 2006	$1,984	$985	$(20)	$2,949

Cash distributions that have been in the legal form of common stock repurchases have been recorded as a return of capital for accounting purposes.

5.     CONTINGENCIES

Guarantees — As discussed below, TXU Electric Delivery has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. Accounting rules require the recording of a liability for the fair value of guarantees entered into or modified subsequent to December 31, 2002.

Residual value guarantees in operating leases — TXU Electric Delivery is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At June 30, 2006, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $27 million. These leased assets consist primarily of vehicles used in distribution activities. A significant portion of the maximum guarantee amount relates to leases entered into prior to December 31, 2002. The average life of the lease portfolio is approximately three years.

Legal Proceedings ―TXU Electric Delivery is involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

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

6.     RELATED-PARTY TRANSACTIONS

The following represent significant related-party transactions of TXU Electric Delivery:

•
TXU Electric Delivery records revenue from TXU Energy Holdings for electricity delivery fees and other miscellaneous revenues, which totaled $284 million and $304 million for the three months ended June 30, 2006 and 2005, respectively, and $551 million and $615 million for the six months ended June 30, 2006 and 2005, respectively.

•
TXU Electric Delivery records interest income from TXU Energy Holdings with respect to TXU Electric Delivery’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by TXU Electric Delivery. The interest income serves to offset TXU Electric Delivery’s interest expense on the transition bonds. This interest income totaled $13 million and $14 million for the three months ended June 30, 2006 and 2005, respectively, and $27 million and $28 million for the six months ended June 30, 2006 and 2005, respectively.

•
The incremental income taxes TXU Electric Delivery will pay on the increased delivery fees to be charged to TXU Electric Delivery’s customers related to the transition bonds will be reimbursed by TXU Energy Holdings. Therefore, TXU Electric Delivery’s financial statements reflect a receivable of $373 million from TXU Energy Holdings ($33 million reported as current assets) at June 30, 2006 and $395 million ($33 million reported as current assets) at December 31, 2005.

•
Short-term advances from parent totaled $25 million and $23 million at June 30, 2006 and December 31, 2005, respectively. The average daily balances of short-term advances from parent totaled $42 million and $83 million during the three months ended June 30, 2006 and 2005, respectively, and the weighted average interest rates for the respective periods were 5.34% and 3.72%. Average daily short-term advances from parent totaled $37 million and $93 million for the six months ended June 30, 2006 and 2005, respectively, and the weighted average interest rates for the respective periods were 5.16% and 3.70%. Interest expense incurred on the advances totaled approximately $570 thousand and $770 thousand for the three months ended June 30, 2006 and 2005, respectively, and $1 million and $2 million for the six months ended June 30, 2006 and 2005, respectively.

•
TXU Corp. charges TXU Electric Delivery for financial, accounting and other administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $9 million and $7 million for the three months ended June 30, 2006 and 2005, respectively, and $20 million and $15 million for the six months ended June 30, 2006 and 2005, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported on TXU Energy Holdings’ balance sheet, is funded by a delivery fee surcharge collected from REPs by TXU Electric Delivery and remitted to TXU Energy Holdings, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, also reported on TXU Energy Holdings’ balance sheet. Income and expenses associated with the trust fund and the decommissioning liability incurred by TXU Energy Holdings are offset by a net change in the TXU Electric Delivery and TXU Energy Holdings intercompany receivable/payable, which in turn results in a change in a net regulatory asset/liability. The regulatory asset, which totaled $12 million and $8 million at June 30, 2006 and December 31, 2005, respectively, and is reported on TXU Electric Delivery’s balance sheet, represents the excess of the decommissioning liability over the trust fund balance.

•
TXU Electric Delivery has a 19.5% limited partnership interest, with a carrying value of $6 million and $8 million at June 30, 2006 and December 31, 2005, respectively, in a TXU Corp. subsidiary holding Capgemini-related assets. Equity losses related to this interest totaled $1 million for both the three months ended June 30, 2006 and 2005, and $2 million and $1 million for the six months ended June 30, 2006 and 2005, respectively. These losses primarily represent amortization of software assets held by the subsidiary.

•
TXU Corp. files a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based on their respective taxable income or loss. At June 30, 2006 and December 31, 2005, TXU Electric Delivery had a federal income tax payable to TXU Corp. of $38 million and $181 million, respectively.

See Notes 2, 4 and 7 for information regarding the accounts receivable securitization program and related subordinated notes receivable from TXU Receivables Company, dividends to TXU Corp. and the assumption of certain TXU Energy Holdings’ pension and other postretirement benefit costs, respectively.

7.     SUPPLEMENTARY FINANCIAL INFORMATION

Pension and Other Postretirement Benefits — TXU Electric Delivery is a participating employer in the pension plan sponsored by TXU Corp. TXU Electric Delivery also participates with TXU Corp. and other subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The allocated pension and other postretirement benefit costs applicable to TXU Electric Delivery totaled $25 million and $20 million for the three month periods ended June 30, 2006 and 2005, respectively, and $50 million and $38 million for the six month periods ended June 30, 2006 and 2005, respectively. The net amounts recognized in earnings (net of amounts deferred principally as a regulatory asset or property) related to pension and other postretirement benefits totaled an expense of $5 million and a credit of $5 million for the three month periods ended June 30, 2006 and 2005, respectively, and expenses of $9 million and $8 million for the six month periods ended June 30, 2006 and 2005, respectively.  Amounts deferred are ultimately subject to regulatory approval.

The discount rate reflected in net pension and other postretirement benefit costs in 2006 is 5.75%. The expected rate of return on plan assets reflected in the 2006 cost amounts is 8.75% for the pension plan and 8.67% for other postretirement benefits.

In June 2005, an amendment to PURA relating to pension and other postretirement benefits was enacted by the Texas Legislature. This amendment, which was retroactively effective January 1, 2005, provides for the recovery by TXU Electric Delivery of pension and other postretirement benefit costs for all applicable former employees of the regulated predecessor integrated electric utility (i.e., certain TXU Energy Holdings’ active and retired employees) related to employee service prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002. TXU Electric Delivery and TXU Energy Holdings have entered into an agreement whereby TXU Electric Delivery assumes responsibility for pension and other postretirement benefit costs for all applicable employees of TXU Energy Holdings. In connection with this agreement, in 2005 TXU Electric Delivery recorded a $146 million charge to its common stock account for the noncash assumption of the pension obligation. In addition, during 2006 TXU Electric Delivery recorded a $15 million credit to its common stock account for the noncash contribution of pension-related assets.

The amendment additionally authorizes TXU Electric Delivery to establish a regulatory asset or liability for the difference between the amounts of pension and other postretirement benefits approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, in the second quarter of 2005 TXU Electric Delivery began deferring (principally as a regulatory asset or property) additional pension and postretirement benefit costs for the effect of the amendment. In the second quarter of 2005, TXU Electric Delivery deferred $19 million (as a regulatory asset or property) in pension and postretirement benefit costs for the effect of the amendment from January 1, 2005 through June 30, 2005.

Cities Rate Settlement— In January 2006, TXU Electric Delivery agreed with a steering committee representing 108 cities in Texas (Cities) to defer the filing of a system-wide rate case with the Commission to no later than June 30, 2008 (based on a test year ending December 31, 2007), unless the Cities and TXU Electric Delivery mutually agree that such a filing is unnecessary. TXU Electric Delivery is currently in the process of extending the benefits of the agreement to 291 nonlitigant cities. Based on the final agreements and assuming the remaining nonlitigant cities participate, expected payments to the cities are estimated to total approximately $70 million, including incremental franchise taxes.

This amount is being recognized in earnings over the period from May 2006 through June 2008. Expense recognized in the second quarter of 2006, which represents incremental franchise taxes, totaled approximately $3 million and is reported as taxes other than income in the Condensed Statements of Consolidated Income.

Other Income and Other Deductions —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Other income:
Equity portion of allowance for funds used during construction	$—	$—	$—	$1
Other including net gain on sale of properties	—	—	1	1
Total other income	$—	$—	$1	$2
Other deductions:
Employee severance	$—	$—	$—	$2
Capgemini outsourcing transition costs	—	1	—	2
Equity losses in an unconsolidated affiliate	1	1	2	1
Other	1	—	2	2
Total other deductions	$2	$2	$4	$7

Interest Expense and Related Charges —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Interest	$72	$68	$139	$136
Amortization of debt discounts and issuance costs	1	1	3	3
Allowance for borrowed funds used during construction — capitalized interest portion	(1)	(1)	(2)	(3)
Total interest expense and related charges	$72	$68	$140	$136

Restricted Cash— All restricted cash amounts reported on the balance sheet relate to the securitization (transition) bonds.

Investments and Other Property —
	June 30,	December 31,
	2006	2005
Assets related to employee benefit plans	$70	$51
Restricted cash	17	13
Investment in affiliate holding Capgemini-related assets	6	8
Land	4	4
Total other property and investments	$97	$76

Property, Plant and Equipment— At June 30, 2006 and December 31, 2005, property, plant and equipment of $7.4 billion and $7.1 billion, respectively, is stated net of accumulated depreciation and amortization of $3.8 billion and $3.7 billion, respectively.

Intangible Assets — Intangible assets other than goodwill are comprised of the following:

	As of June 30, 2006			As of December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets subject to amortization
included in property, plant and equipment:
Land easements	$176	$63	$113	$176	$62	$114
Capitalized software	72	39	33	71	34	37
Total	$248	$102	$146	$247	$96	$151

Aggregate TXU Electric Delivery amortization expense for intangible assets totaled $3 million and $2 million for the three months ended June 30, 2006 and 2005, respectively, and $6 million and $5 million for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, the weighted average remaining useful lives of capitalized land easements and software were 69 years and 8 years, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2005 is as follows:

Year	Amortization Expense

2006	$10
2007	10
2008	9
2009	7
2010	2

At June 30, 2006 and December 31, 2005, goodwill of $25 million was reported in other noncurrent assets on the balance sheet.

Regulatory Assets and Liabilities —

	June 30,	December 31,
	2006	2005
Regulatory assets
Generation-related regulatory assets securitized by transition bonds	$1,391	$1,461
Securities reacquisition costs	115	119
Recoverable deferred income taxes — net	89	107
Storm-related costs	116	110
Employee retirement costs	105	89
Nuclear decommissioning cost under-recovery	12	8
Employee severance costs	46	33
Total regulatory assets	1,874	1,927

Regulatory liabilities
Investment tax credit and protected excess deferred taxes	68	71
Over-collection of securitization (transition) bond revenues	31	28
Other regulatory liabilities	―	2
Total regulatory liabilities	99	101

Net regulatory assets	$1,775	$1,826

The generation-related regulatory assets securitized by transition bonds have a remaining recovery period of 10 years. Included above are regulatory assets totaling $121 million at both June 30, 2006 and December 31, 2005 that have been reviewed and approved by the Commission and are earning a return. These assets have a remaining recovery period of 11 to 45 years.

Severance Liability Related to Strategic Initiatives —

Liability for severance costs as of December 31, 2005	$4
Addition to liability (a)	12
Payments charged against liability	(2)
Liability for severance costs as of June 30, 2006	$14

(a)	Addition to the liability relates to a services agreement entered into with a provider and the cost was deferred as a regulatory asset.

Supplemental Cash Flow Information —
	Six Months Ended
	June 30,
	2006	2005
Cash payments:
Interest (net of amounts capitalized)	$137	$134
Income taxes	$211	$22
Noncash investing and financing activities:
Noncash contribution for pension-related assets	$15	$(148)
Transfer of property	$—	$18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of TXU Electric Delivery Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Electric Delivery Company and subsidiary (the “Company”) as of June 30, 2006, and the related condensed statements of consolidated income and comprehensive income for the three-month and six-month periods ended June 30, 2006 and 2005, and of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related statements of consolidated income, comprehensive income, shareholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
August 8, 2006

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

TXU Electric Delivery is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A significant portion of TXU Electric Delivery’s revenues represent fees for delivery services provided to TXU Energy Holdings. For the six months ended June 30, 2006, distribution revenues from TXU Energy Holdings represented 53% of TXU Electric Delivery’s distribution revenues and 47% of TXU Electric Delivery’s total revenues.

TXU Electric Delivery’s financial statements include its wholly-owned, bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, which was organized for the limited purpose of issuing securitization (transition) bonds to recover regulatory asset stranded costs and other qualified costs.

RECENT DEVELOPMENTS

New Joint Venture and Services Agreement

In June 2006, TXU Corp. announced the formation of InfrastruX Energy Services, a joint venture of TXU Corp. and InfrastruX Group, which is a national provider of utility-related construction and maintenance services. TXU Corp. also announced an agreement between TXU Electric Delivery and InfrastruX Energy Services under which TXU Electric Delivery will receive construction, power restoration, maintenance and other services from the joint venture. The services agreement has a total value of $8.7 billion over the ten-year term. The arrangement is conditional upon InfrastruX Group refinancing its debt obligations by October 1, 2006.

Under the terms of the arrangement, over 2,000 TXU Electric Delivery employees are expected to be transferred to the joint venture in the fourth quarter of 2006. These employees represent essentially all of TXU Electric Delivery’s field operations personnel, consisting primarily of construction, maintenance and engineering staff. InfrastruX Group expects to contribute all its operations to the joint venture, including its 3,000 current employees. These operations generated revenues of approximately $400 million in 2005. In addition, TXU Electric Delivery (through TXU Corp.) expects to contribute approximately $30 million in tools and other equipment to the joint venture and also expects to sell approximately $60 million in inventory, principally poles and wire, to the joint venture. TXU Electric Delivery expects to incur transition expenses related to the arrangement of up to $12 million, all in 2006.

Technology Initiatives

In April 2006, TXU Electric Delivery executed the previously disclosed agreement with CURRENT Communications Group, LLC (CURRENT), to utilize TXU Electric Delivery’s power distribution network as a broadband-enabled “Smart Grid.” CURRENT plans to design, build and operate the “broadband over power line” (BPL) network covering the majority of the TXU Electric Delivery service area. Under the terms of the agreement with CURRENT, once the BPL network is in operation (estimated to be late 2006), TXU Electric Delivery expects to incur service fees totaling approximately $150 million over a 10 year period to utilize the Smart Grid capabilities of CURRENT’s BPL network.

Overlaid on the existing electric distribution network, the CURRENT BPL network solution will incorporate advanced digital communication and computing capabilities that, for the first time, provide real-time monitoring through the electric distribution network, enabling TXU Electric Delivery to:

•	increase network reliability and power quality;
•	prevent, detect and restore customer outages more effectively; and
•	efficiently implement automated meter reading.

RESULTS OF OPERATIONS

TXU Electric Delivery is managed as an integrated business; therefore, there are no reportable business segments.

All dollar amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations (including the tables) are stated in millions of US dollars unless otherwise indicated.

TXU Electric Delivery’s future results are expected to be impacted by the effects of the cities rate settlement described below under “Regulation and Rates.” The cities rate settlement is expected to result in incremental expenses of approximately $70 million, recognized almost entirely over the period from May 2006 through June 2008.

Operating Data

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change %	2006	2005	Change %
Operating statistics - volumes:
Electric energy delivered (GWh)	27,244	25,459	7.0	50,376	48,907	3.0

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)				73.54	74.52	(1.3)
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.11	1.15	(3.5)
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				66.11	64.71	2.2

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters) (b)				3,038	2,996	1.4

Operating revenues:
Electricity distribution revenues (c):
Affiliated (TXU Energy Holdings)	$283	$304	(6.9)	$550	$615	(10.6)
Nonaffiliated	254	201	26.4	485	383	26.6
Total distribution revenues	537	505	6.3	1,035	998	3.7
Third-party transmission revenues	59	53	11.3	116	104	11.5
Other miscellaneous revenues	8	6	33.3	15	12	25.0
Total operating revenues	$604	$564	7.1	$1,166	$1,114	4.7
__________________________

(a)   SAIDI is the average number of electric service outage minutes per customer in a year. SAIFI is the average number of electric service interruptions per customer in a year.  CAIDI is the average duration in minutes of interruptions to electric service in a year.  The statistics presented are based on the preceding twelve months' data.
(b)   Includes lighting sites, primarily guard lights, for which TXU Energy Holdings is the REP but are not included in TXU Energy Holdings’ customer count. Such sites totaled 84,362 and 88,242 at June 30, 2006 and 2005, respectively.
(c)  Includes transition charges to customers associated with the issuance of securitization bonds totaling $37 million and $35 million for the three months ended June 30, 2006 and 2005, respectively, and $73 million and $68 million for the six months ended June 30, 2006 and 2005, respectively. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Operating revenues increased $40 million, or 7%, to $604 million in 2006. Delivered volumes rose 7%. The revenue increase reflected:

•	an estimated $22 million in higher revenues from the effect of warmer weather;
•	$6 million in higher transmission revenues primarily due to rate increases approved in 2005 and 2006 to recover ongoing investment in the transmission system;
•	$4 million due to growth in points of delivery;
•	$3 million from increased distribution tariffs to recover higher transmission costs; and
•	$2 million in higher transition charges to customers due to annual and interim rate updates (offset by higher amortization of the related securitized regulatory asset).

Operation and maintenance expense increased $13 million, or 7%, to $201 million in 2006. The increase reflected:
•	$10 million credit in 2005 related to pension and other postretirement plan costs transferred to a regulatory asset or property as a result of an amendment to PURA. See Note 7 to Financial Statements;
•	$7 million increased spending for vegetation management; and
•	$5 million in increased fees paid to third party transmission entities,

partially offset by,

•	$4 million decrease in certain health benefits; and
•	$4 million for other individually insignificant items.

Depreciation and amortization increased $9 million, or 8%, to $117 million in 2006. The increase reflected $6 million in higher depreciation due to normal additions and replacements of property, plant, and equipment and $2 million in higher amortization of the regulatory assets associated with the securitization bonds (offset in revenues).

Taxes other than income increased $3 million, or 3%, to $94 million in 2006 largely due to increased franchise taxes related to the agreed upon higher assessments under the cities rate settlement described below under “Regulation and Rates.”

Other deductions totaled $2 million for both the three months ended June 30, 2006 and 2005. See Note 7 to Financial Statements for additional detail.

Income tax expense was $46 million in 2006 (including $44 million related to operating income and $2 million related to nonoperating income) compared to $35 million in 2005. The 2005 amount included a $4 million tax benefit arising from the settlement of the IRS audit for the 1994 through 1996 tax years. Excluding the impact of this item, the effective tax rate was 34.8% in 2006 compared to 32.2% in 2005. This increase is due primarily to the timing of state income tax expense in 2006.

Interest expense increased $4 million, or 6%, to $72 million in 2006 primarily due to higher average borrowings.

Net income remained flat at $86 million as higher revenues were offset by increases in operating and maintenance expenses, depreciation, taxes and interest. Net pension and postretirement benefit costs reduced net income by $3 million in 2006 and increased net income by $3 million in 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Operating revenues increased $52 million, or 5%, to $1.2 billion in 2006. Delivered volumes rose 3%. The revenue increase reflected:

•	an estimated $18 million in higher revenues from the effect of warmer weather;
•	$12 million in higher transmission revenues primarily due to rate increases approved in 2005 and 2006 to recover ongoing investment in the transmission system;
•	$8 million due to growth in points of delivery;
•	$5 million in higher transition charges to customers due to annual and interim rate updates (offset by higher amortization of the related securitized regulatory asset); and
•	$4 million from increased distribution tariffs to recover higher transmission costs.

Operation and maintenance expense increased $23 million, or 6%, to $404 million in 2006. The increase reflected:
•	$10 million increased spending for vegetation management;
•	$9 million in increased fees paid to third party transmission entities; and
•	$6 million in higher shared services costs due primarily to executive severance expenses,

partially offset by $2 million in lower incentive compensation expense.

Depreciation and amortization increased $18 million, or 8%, to $231 million in 2006. The increase reflected $11 million in higher depreciation due to normal additions and replacements of property, plant, and equipment and $5 million in higher amortization of the regulatory assets associated with the securitization bonds (offset in revenues).

Taxes other than income increased $6 million, or 3%, to $191 million in 2006 largely due to increased franchise taxes related to the agreed upon higher assessments under the cities rate settlement described below under “Regulation and Rates.”

Other income totaled $1 million and $2 million for the six months ended June 30, 2006 and 2005, respectively. Other deductions totaled $4 million and $7 million for the six months ended June 30, 2006 and 2005, respectively. See Note 7 to Financial Statements for additional detail.

Income tax expense was $75 million in 2006 (including $67 million related to operating income and $8 million related to nonoperating income) compared to $66 million in 2005. The 2005 amount included a $4 million tax benefit arising from the settlement of the IRS audit for the 1994 through 1996 tax years. Excluding the impact of this item, the effective tax rate was 33.2% in 2006 compared to 31.4% in 2005. This increase is due primarily to the timing of state income tax expense in 2006.

Interest expense increased $4 million, or 3%, to $140 million in 2006 due to higher average borrowings.

Net income decreased $6 million, or 4%, to $151 million. This decline reflected increases in operation and maintenance expenses, depreciation, taxes and interest, largely offset by higher revenues. Net pension and postretirement benefit costs reduced net income by $6 million in 2006 and $5 million in 2005.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flow from operating activities totaled $108 million and $249 million for the six months ended June 30, 2006 and 2005, respectively. The $141 million decrease was driven by higher federal income tax payments to TXU Corp. due to increased taxable earnings for the 2005 year as compared to the 2004 year and the expiration of bonus depreciation in 2004 as provided for by the Jobs and Growth Tax Relief Reconciliation Act of 2003.

Cash flows provided by financing activities totaled $347 million in 2006 compared to $123 million in 2005. The activity reflected:

	Six Months Ended June 30,
	2006	2005

Net issuances and repayments of borrowings (including advances from parent)	$495	$91
Common stock dividends	(170)	―
Decrease in note receivable from TXU Energy Holdings	22	32
Total	$347	$123

Investing activities, which consisted primarily of capital expenditures, totaled $469 million in 2006 and $369 million in 2005. The activity reflected:

	Six Months Ended June 30,
	2006	2005

Capital expenditures	$(452)	$(371)
Reduction in restricted cash	2	11
Property removal costs	(22)	(22)
Other net, including property recoveries	3	13
Total	$(469)	$(369)

The $81 million, or 22%, increase in capital expenditures reflected investment to enhance system load monitoring and outage detection and to support growth in points of delivery in ERCOT, as well as to purchase and install automated meter reading devices.

Credit Facilities— Available liquidity under credit facilities to which TXU Electric Delivery has direct and indirect access (to the extent made available by affiliates)  totaled $3.8 billion at June 30, 2006 and $4.1 billion at July 25, 2006. These credit facilities are used for working capital and general corporate purposes including providing support for issuances of commercial paper and for issuing letters of credit. See Note 3 to Financial Statements for details of the arrangements.

Short-term Borrowings — TXU Electric Delivery’s commercial paper outstanding totaled $592 million at June 30, 2006 and $676 million at July 25, 2006. The commercial paper funds short-term liquidity requirements.

Equity —  TXU Electric Delivery’s cash distributions may take the legal form of common stock share repurchases or the payment of dividends on outstanding shares of its common stock. The form of the distributions is primarily determined by current and forecasted levels of retained earnings. The common stock share repurchases made subsequent to January 1, 2002 have been cash distributions that for financial reporting purposes have been recorded as a return of capital. Any future cash distributions will be reported (i) as a return of capital if made through repurchases or (ii) as a dividend if so declared by the board of directors. Cash distributions through common stock share repurchases reduce the amount of TXU Electric Delivery's equity, but do not change TXU Corp.’s 100% ownership of TXU Electric Delivery.

In the second quarter of 2006, TXU Electric Delivery distributed its mineral interests in natural gas and oil to TXU Corp. in the form of a dividend. The dividend was recorded at the book value of the interests, which was zero. These mineral interests were acquired as part of land purchases over the years to support the expansion of the transmission and distribution system and not for the mineral development, and no value was attributed to the mineral interests at the time of acquisition. The fair value of these interests has not been determined. TXU Corp. is currently exploring potential initiatives with respect to the interests.

Sale of Accounts Receivable— TXU Electric Delivery participates in an accounts receivable securitization program established by TXU Corp. for certain of its subsidiaries, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, TXU Electric Delivery sells trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy-remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by TXU Electric Delivery are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to TXU Electric Delivery under the program totaled $92 million and $89 million at June 30, 2006 and December 31, 2005, respectively. See Note 2 to Financial Statements for a more complete description of the program including the impact on the financial statements for the periods presented and the contingencies that could result in termination of the program.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions— The terms of certain financing arrangements of TXU Electric Delivery contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of June 30, 2006, TXU Electric Delivery was in compliance with all such applicable covenants.

Credit Ratings

Current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

	TXU Corp.	US Holdings	TXU Electric Delivery	TXU Energy Holdings
	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BB+	BB+	BBB-	BBB-
Moody’s	Ba1	Baa3	Baa2	Baa2
Fitch	BBB-	BBB-	BBB+	BBB

Moody’s currently maintains a stable outlook for TXU Corp., US Holdings, TXU Energy Holdings and TXU Electric Delivery. Fitch’s outlook is negative for TXU Corp., US Holdings and TXU Energy Holdings and stable for TXU Electric Delivery. S&P’s outlook is negative for TXU Corp., US Holdings, TXU Energy Holdings and TXU Electric Delivery. These ratings are investment grade, except for Moody’s and S&P’s rating of TXU Corp.’s senior unsecured debt and S&P’s rating of US Holdings’ senior unsecured debt, which are one notch below investment grade.

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

The accounts receivable securitization program (see Note 2 to Financial Statements) also contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross default threshold of $50 thousand. If either an originator, TXU Business Services or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

Other arrangements, including leases, have cross default provisions, the triggering of which would not result in a significant effect on liquidity.

OFF BALANCE SHEET ARRANGEMENTS

Subsidiaries of TXU Corp. participate in an accounts receivable securitization program. See discussion above under “Sale of Accounts Receivable” and in Note 2 to Financial Statements.

COMMITMENTS AND CONTINGENCIES

See Note 5 to Financial Statements for details of contingencies, including guarantees.

REGULATION AND RATES

Transmission Rates — In February 2006, TXU Electric Delivery filed an application for an interim update of its wholesale transmission rate. The Commission approved the application at its April 28, 2006 open meeting, and the new rate went into effect immediately. Annualized revenues are expected to increase by approximately $19 million. Approximately $12 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $7 million is recoverable from REPs through the retail transmission cost recovery factor (TCRF) component of TXU Electric Delivery’s delivery rates charged to REPs.

In order to recover increased affiliate and third-party transmission costs from REPs, TXU Electric Delivery is allowed to request an update twice a year to the TCRF component of its retail delivery rate. On July 14, 2006, an application was filed to update the TCRF, to be effective September 1, 2006, and will result in an estimated annualized increase of $24 million in the TCRF component of TXU Electric Delivery’s retail delivery rates charged to REPs. This amount includes $7 million of the wholesale transmission rate increase described in the preceding paragraph.

Automated Meter Reading —In 2005, the Texas legislature passed legislation that authorized utilities to impose a surcharge to recover costs incurred in deploying advanced metering and meter information networks. Benefits of the advanced metering installation include improved safety, on-demand meter reading, enhanced outage identification and restoration and system monitoring of voltages. At June 30, 2006, TXU Electric Delivery had installed approximately 163,000 advanced meters in its service territory and anticipates installation of approximately 370,000 automated meters by year-end, which would represent approximately 12% of the meters on the distribution system. TXU Electric Delivery anticipates filing a surcharge request in the near future to seek recovery of investment costs incurred.

Cities Rate Settlement— As previously disclosed, in January 2006, TXU Electric Delivery agreed with a steering committee representing 108 cities in Texas (Cities) to defer the filing of a system-wide rate case with the Commission to no later than June 30, 2008 (based on a test year ending December 31, 2007), unless the Cities and TXU Electric Delivery mutually agree that such a filing is unnecessary. TXU Electric Delivery is currently in the process of extending the benefits of the agreement to 291 nonlitigant cities. Based on the final agreements and assuming the remaining nonlitigant cities participate, expected payments to the cities are estimated to total approximately $70 million, including incremental franchise taxes.

This amount is being recognized in earnings over the period from May 2006 through June 2008. Payments under the agreement are expected to be made until new tariffs are effective, which based upon an assumed June 2008 rate case filing, is projected to be mid-2009. Payments under the agreement are expected to total approximately $17 million in 2006, $30 million in 2007, $16 million in 2008 and $7 million in 2009. Also see Note 7 to Financial Statements.

Texas Legislative Special Session — The 79th Texas Legislature completed its 3rd special session in May 2006. The session resulted in a reform to the Texas franchise tax system and the enactment of a property tax relief law.

The Texas franchise tax system is being replaced with a new tax system, referred to as the Texas margin tax. The Texas margin tax is a significant change in Texas tax law because it generally makes all legal entities subject to tax, including general and limited partnerships, while the current franchise tax system applies only to corporations and limited liability companies. The effective date of the Texas margin tax is January 1, 2008 for calendar year-end companies and the computation of tax liability will be based on TXU Corp.’s consolidated 2007 revenues as reduced by certain deductions. The new margin tax is expected to decrease TXU Electric Delivery’s annual state franchise tax expense by approximately $15 million beginning in 2007.

The property tax relief law is expected to reduce school taxes assessed to TXU Electric Delivery by an estimated $6 million in 2006 and $22 million annually in 2007 and subsequent years (based on current property values and without regard to any property additions).

Summary— Although TXU Electric Delivery cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

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

CREDIT RISK

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. TXU Electric Delivery’s customers consist primarily of REPs, including TXU Energy Holdings. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the Commission. REP certificates granted by the Commission are subject to suspension and revocation for significant violation of PURA and Commission rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the Commission.

Credit Exposure — TXU Electric Delivery’s exposure to credit risk as of June 30, 2006 primarily represents trade accounts receivable, which totaled $179 million from TXU Energy Holdings and $211 million from unaffiliated customers. The unaffiliated customer receivable amount is inclusive of $92 million of accounts receivables sold and is before the allowance for uncollectible accounts. TXU Electric Delivery has one customer, with a net uncollateralized balance of $30 million, that represents more than 10% of the unaffiliated trade receivable amount at June 30, 2006. The customer is noninvestment grade quality; however, the customer has consistently performed its obligations in accordance with its agreement.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the discussion in Note 5 regarding legal proceedings.

ITEM 1A.   RISK FACTORS

Other than risk factors presented below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2005 Form 10-K as updated by the risk factors disclosed under the heading “Risk Factors” in Item 1A of the report on Form 10-Q for the quarterly period ended March 31, 2006 (“March 2006 10-Q”). The risk factors below update, and should be read in conjunction with, the risk factors disclosed in the 2005 Form 10-K and March 2006 10-Q.

InfrastruX Energy Services faces challenges to transition into a consolidated and independent business. It may not be able to provide TXU Electric Delivery sufficient services.

TXU Corp. has agreed to form a joint venture with InfrastruX Group. This joint venture, InfrastruX Energy Services, will have to undertake significant actions to integrate the legacy operations of InfrastruX Group, Inc. with the functions required under the services agreement with TXU Electric Delivery prior to the commencement of InfrastruX Energy Services’ operations. InfrastruX Energy Services may not have sufficient resources to adequately complete these actions on a timely basis. If these actions cannot be accomplished, the operational performance of InfrastruX Energy Services and its ability to provide services to TXU Electric Delivery could be adversely affected.

The ownership structure of InfrastruX Energy Services and the services agreement between it and TXU Electric Delivery are designed to ensure that TXU Electric Delivery receives sufficient services to provide service to its customers, but may not operate as planned. In this case, TXU Electric Delivery will have to identify an alternative means to acquire sufficient asset services because it will no longer have an internal asset services function. TXU Electric Delivery may not be able to readily find replacement services and such services may be more costly than those provided by InfrastruX Energy Services. Should TXU Electric Delivery wish to terminate or materially modify the services agreement, InfrastruX Energy Services and TXU Electric Delivery would also incur transition costs. Failure to obtain sufficient services and costs to acquire replacement services (including transition costs) could adversely affect the financial condition and results of operations of TXU Electric Delivery.

ITEM 6.  EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed* With File Number	As Exhibit
(10)	Material Contracts.
10(a)	1-12833 Form 10-Q (filed August 7, 2006)	10(j)
Master Framework Agreement by and between TXU Electric Delivery Company and InfrastruX Energy Services Group LP, dated June 24, 2006 (confidential treatment has been requested for portions of this exhibit).

10(b)	1-12833 Form 10-Q (filed August 7, 2006)	10(l)	Field Services Agreement by TXU Electric Delivery and InfrastruX Energy Services Group LP, dated June 24, 2006 (confidential treatment has been requested for portions of this exhibit).
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)		—	Certification of T. L. Baker, principal executive officer of TXU Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)		—	Certification of David M. Davis, principal financial officer of TXU Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)		—	Certification of T. L. Baker, principal executive officer of TXU Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)		—	Certification of David M. Davis, principal financial officer of TXU Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99		—	Condensed Statements of Consolidated Income - Twelve Months Ended June 30, 2006

___________________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TXU ELECTRIC DELIVERY COMPANY

By:	/s/ Stan Szlauderbach
Stan Szlauderbach
Senior Vice President & Principal
Accounting Officer

Date:   August 10, 2006