Form 10-Q
period 2006-09-30
TXU ELECTRIC DELIVERY CO
filed 2006-11-14
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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
_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ___ Accelerated filer ____ Non-Accelerated filer  ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No ✓

Common Stock outstanding at November 6, 2006: 48,864,775 shares, without par value

TXU Electric Delivery Company meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

TABLE OF CONTENTS

		Page
GLOSSARY		ii

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Consolidated Income—
	Three and Nine Months Ended September 30, 2006 and 2005	1

	Condensed Statements of Consolidated Comprehensive Income—
	Three and Nine Months Ended September 30, 2006 and 2005	1

	Condensed Statements of Consolidated Cash Flows —
	Nine Months Ended September 30, 2006 and 2005	2

	Condensed Consolidated Balance Sheets —
	September 30, 2006 and December 31, 2005	3

	Notes to Condensed Consolidated Financial Statements	4

	Report of Independent Registered Public Accounting Firm	18

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 6.	Exhibits	33

SIGNATURE		34

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition
2005 Form 10-K	TXU Electric Delivery Company’s Annual Report on Form 10-K for the year ended December 31, 2005
Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business process support services to TXU Electric Delivery and TXU Energy Company
Commission	Public Utility Commission of Texas
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting
FERC	US Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FIN 45
FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”

FIN 48	FIN No. 48, “Accounting for Uncertainty in Income Taxes”
Fitch	Fitch Ratings, Ltd. (a credit rating agency)
GWh	gigawatt-hours
historical service territory	the territory, largely in north Texas, being served by TXU Corp.’s regulated electric utility subsidiary at the time of entering retail competition on January 1, 2002
Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)
PURA	Texas Public Utility Regulatory Act
REP	retail electric provider
S&P	Standard & Poor’s Ratings Services, a division of the McGraw Hill Inc. Companies (a credit rating agency)
SEC	US Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS 87	SFAS No. 87, “Employers’ Accounting for Pensions”
SFAS 88	SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits”
SFAS 106	SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”
SFAS 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS 123R	SFAS No. 123 (revised 2004), “Share-Based Payment”

ii

SFAS 132R	SFAS No. 132R (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”
SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a Replacement of FASB Statement 125”
SFAS 157	SFAS No. 157, “Fair Value Measurements”
SFAS 158	SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”
TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context
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

TXU Energy Company	refers to TXU Energy Company LLC, a subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context
US	United States of America
US GAAP	accounting principles generally accepted in the US
US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp and parent of TXU Energy Company

iii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TXU ELECTRIC DELIVERY COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(millions of dollars)
Operating revenues:
Affiliated	$344	$384	$896	$999
Nonaffiliated	364	322	978	821
Total operating revenues	708	706	1,874	1,820

Operating expenses:
Operation and maintenance	202	205	607	587
Depreciation and amortization	129	122	359	334
Income taxes	71	75	135	132
Taxes other than income	106	100	297	285
Total operating expenses	508	502	1,398	1,338

Operating income	200	204	476	482

Other income and deductions:
Other income (Note 9)	2	1	2	3
Other deductions (Note 9)	11	5	15	12
Nonoperating income taxes	―	3	11	12

Interest income	14	15	43	44

Interest expense and related charges (Note 9)	74	67	213	203

Net income	$131	$145	$282	$302

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(millions of dollars)
Net income	$131	$145	$282	$302
Other comprehensive income, net of tax effects:
Minimum pension liability adjustment (net of tax benefit of $-, $-, $- and $1)	―	―	―	(2)
Cash flow hedges ― derivative value net losses reported in net income that relate to hedged transactions recognized in the period
(net of tax expense of $− in all periods)	—	—	1	1

Comprehensive income	$131	$145	$283	$301

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(millions of dollars)
Cash flows — operating activities:
Net income	$282	$302
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	357	335
Deferred income taxes and investment tax credits — net	29	46
Stock-based incentive compensation expense	3	4
Changes in operating assets and liabilities	(273)	(151)
Cash provided by operating activities	398	536

Cash flows — financing activities:
Retirements of long-term debt	(62)	(153)
Changes in short-term borrowings	564	140
Dividend to parent	(255)	─
Advances from parent	12	2
Decrease in income tax-related note receivable from TXU Energy Company	30	40
Excess tax benefit on stock-based incentive compensation	17	9
Debt premium, discount, financing and reacquisition expenses	(3)	(4)
Cash provided by financing activities	303	34

Cash flows — investing activities:
Capital expenditures	(675)	(553)
Costs to remove retired property	(33)	(34)
Other	(7)	19
Cash used in investing activities	(715)	(568)

Net change in cash and cash equivalents	(14)	2

Cash and cash equivalents — beginning balance	15	─

Cash and cash equivalents — ending balance	$1	$2

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$1	$15
Restricted cash	57	46
Trade accounts receivable from nonaffiliates — net	134	112
Trade accounts and other receivables from affiliates	228	189
Materials and supplies inventories — at average cost	64	53
Accumulated deferred income taxes	25	―
Prepayments	75	37
Other current assets	7	3
Total current assets	591	455

Investments and other property	98	76
Property, plant and equipment ― net	7,526	7,067
Note receivable due from TXU Energy Company (Note 6)	332	362
Regulatory assets ― net	1,759	1,826
Other noncurrent assets	126	125
Total assets	$10,432	$9,911

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Short-term borrowings	$615	$51
Advances from parent	35	23
Long-term debt due currently	295	93
Trade accounts payable	103	125
Accrued income taxes payable to parent	62	181
Accrued taxes other than income	123	156
Accrued interest	65	73
Other current liabilities	77	84
Total current liabilities	1,375	786

Accumulated deferred income taxes	1,468	1,383
Investment tax credits	54	58
Long-term debt, less amounts due currently (Note 3)	3,843	4,107
Other noncurrent liabilities and deferred credits	693	642
Total liabilities	7,433	6,976

Contingencies (Note 5)

Shareholder’s equity (Note 4):
Common stock without par value:
Authorized shares - 100,000,000 shares;
Outstanding shares: 48,864,775 at September 30, 2006 and December 31, 2005	1,988	1,952
Retained earnings	1,031	1,004
Accumulated other comprehensive loss	(20)	(21)
Total shareholder’s equity	2,999	2,935
Total liabilities and shareholder’s equity	$10,432	$9,911

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Description of Business— TXU Electric Delivery is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A significant portion of TXU Electric Delivery’s revenues represent fees for delivery services provided to TXU Energy Company. For the nine months ended September 30, 2006, distribution revenues from TXU Energy Company represented 53% of TXU Electric Delivery’s distribution revenues and 48% of TXU Electric Delivery’s total revenues.

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

Changes in Accounting Standards― In September 2006, the FASB issued SFAS 157. SFAS 157 establishes a framework for measuring fair value. This statement is effective for fiscal years beginning after November 15, 2007. TXU Electric Delivery believes the adoption of SFAS 157 will have no significant impact on its results of operations or financial position.

Also, in September 2006, the FASB issued SFAS 158, which will be effective December 31, 2006 for TXU Electric Delivery. SFAS 158 revises SFAS 87, 88, 106 and 132(R) and requires reporting in the balance sheet of the funded status of defined benefit pension and other postretirement employee benefit (OPEB) plans. For TXU Electric Delivery, the initial recognition of the funded status on the financial statements is expected to be reflected as an increase in the defined benefit obligation and an increase in regulatory assets. The recording of a regulatory asset, instead of a reduction in the accumulated other comprehensive income component of shareholders’ equity as set forth in SFAS 158, is based on the regulatory recovery of retirement benefits under the June 2005 amendment to PURA discussed in Note 7. SFAS 158 does not change the measurement or reporting of net periodic benefit costs in the income statement.

TXU Electric Delivery is a participating employer in the pension and OPEB plans sponsored by TXU Corp. The funded status of the pension plan is determined on a total plan basis and has been allocated to TXU Electric Delivery using assumptions designed to provide a reasonable approximation of the funded status for its participants. Historically, TXU Corp. has only made contributions to the OPEB plan for its regulated businesses. Consequently, the funded status for TXU Electric Delivery reflects substantially all of the OPEB plan assets. Following is an indicative estimate of the effect on the consolidated balance sheet of the adoption of SFAS 158 based on a December 31, 2005 measurement:

Increase to September 30, 2006 Balances

Noncurrent assets:
Regulatory assets - net	$514
Noncurrent liabilities:
Defined benefit pension and OPEB obligation	514

The amounts to be recorded in the fourth quarter of 2006 upon adoption of SFAS 158 will be based on  TXU Electric Delivery’s allocation of the measurements of TXU Corp.'s pension and OPEB plans at the December 31, 2006 year-end date, which has been TXU Electric Delivery’s practice but is now required under SFAS 158.

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

2. TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

Sale of Receivables— TXU Electric Delivery participates in an accounts receivable securitization program established by TXU Corp. for certain of its subsidiaries, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, TXU Electric Delivery sells trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). The current program is subject to renewal in June 2008.

As of September 30, 2006, the program funding to all TXU Corp. subsidiary participants (originators) totaled $700 million, which is the maximum amount of funding currently available under the program. The program funding to TXU Electric Delivery as of September 30, 2006 totaled $74 million. Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program. Total funding availability under the program is reduced by 100% of the originators’ customer deposits if TXU Energy Company’s fixed charge coverage ratio is less than 2.5 times; 50% if TXU Energy Company’s coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if TXU Energy Company’s coverage ratio is 3.25 times or more. The originators’ customer deposits, which totaled $115 million, did not affect funding availability at that date as TXU Energy Company’s coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by TXU Electric Delivery are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to TXU Electric Delivery for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to TXU Electric Delivery that was funded by the sale of the undivided interests. The balance of the subordinated notes issued to TXU Electric Delivery, which is reported in trade accounts receivable, was $99 million and $47 million at September 30, 2006 and December 31, 2005, respectively.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities. The discount also funds a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp., but the amounts are immaterial. The program fees, referred to as losses on sale of the receivables under SFAS 140, consist primarily of interest costs on the underlying financing and totaled $4 million and $2 million for the nine-month periods ended September 30, 2006 and 2005, respectively, and averaged 5.7% and 3.4% (on an annualized basis) of the funding under the program for the first nine months of 2006 and 2005, respectively. These fees represent essentially all the net incremental costs of the program to TXU Electric Delivery and are reported in operation and maintenance expenses.

The accounts receivable balance reported in the September 30, 2006 consolidated balance sheet has been reduced by $173 million face amount of trade accounts receivable from nonaffiliates sold to TXU Receivables Company, partially offset by the inclusion of $99 million of subordinated notes receivable from TXU Receivables Company. Funding under the program decreased $15 million to $74 million for the nine months ended September 30, 2006 and increased $14 million to $76 million for the nine months ended September 30, 2005. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable balance approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to TXU Electric Delivery for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended September 30,
	2006	2005

Cash collections on accounts receivable	$891	$672
Face amount of new receivables purchased	(928)	(707)
Discount from face amount of purchased receivables	4	2
Program fees paid	(4)	(2)
Increase in subordinated notes payable	52	21
Operating cash flows used by (provided to) TXU Electric Delivery under the program	$15	$(14)

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

Trade Accounts Receivable—
	September 30,	December 31,
	2006	2005
Gross trade accounts receivable	$409	$377
Trade accounts receivable from TXU Energy Company	(194)	(171)
Undivided interests in accounts receivable sold by TXU Receivables Company	(173)	(136)
Subordinated notes receivable from TXU Receivables Company	99	47
Allowance for uncollectible accounts related to undivided interests in receivables retained	(7)	(5)
Trade accounts receivable from nonaffiliates ― net	$134	$112

Gross trade accounts receivable at September 30, 2006 and December 31, 2005 included unbilled revenues of $117 million and $112 million, respectively.

Allowances related to receivables sold are reported in current liabilities and totaled $1 million at both September 30, 2006 and December 31, 2005.

3. SHORT-TERM AND LONG-TERM DEBT

Short-term Borrowings — At September 30, 2006 and December 31, 2005, the outstanding short-term borrowings of TXU Electric Delivery consisted of the following:

	At September 30, 2006		At December 31, 2005
	Outstanding Amount	Interest Rate (a)	Outstanding Amount	Interest Rate (a)

Commercial paper	$615	5.51%	$51	4.56%
Advances from parent	$35	5.68%	$23	4.99%
Total	$650		$74
______________

(a) Weighted average interest rate at the end of the period.

Under the commercial paper program, TXU Electric Delivery may issue up to $1.0 billion of these securities. The program is supported by existing credit facilities.

Credit Facilities— At September 30, 2006, TXU Electric Delivery had access to credit facilities directly or indirectly (to the extent made available by affiliates) as follows:

		At September 30, 2006
Authorized	Maturity	Facility	Letters of	Cash
Borrowers	Date	Limit	Credit	Borrowings	Availability
TXU Energy Company	May 2007	$1,500	$―	$ ―	$1,500
TXU Energy Company, TXU Electric Delivery	June 2008	1,400	483	―	917
TXU Energy Company, TXU Electric Delivery	August 2008	1,000	―	250	750
TXU Energy Company, TXU Electric Delivery	March 2010	1,600	3	―	1,597
TXU Energy Company, TXU Electric Delivery	June 2010	500	―	―	500
TXU Energy Company	December 2009	500	455	45	―
Total		$6,500	$941	$295	$5,264

The maximum amount TXU Energy Company and TXU Electric Delivery can directly access under the facilities is $6.5 billion and $3.6 billion, respectively. These facilities may be used for working capital and general corporate purposes, including providing support for issuances of commercial paper and for issuing letters of credit.

In addition, TXU Energy Company and TXU Electric Delivery have a $25 million joint uncommitted line of credit facility without an expiration date and a $50 million joint uncommitted line of credit facility that expires on December 31, 2006. The terms of these facilities are generally consistent with existing credit facilities, except that funding remains at the discretion of the lenders. As of September 30, 2006, there were no outstanding borrowings under these facilities.

All letters of credit and cash borrowings under the credit facilities as of September 30, 2006 are the obligations of TXU Energy Company. In addition, TXU Energy Company has outstanding commercial paper supported by these facilities totaling $360 million.

Long-term debt — At September 30, 2006 and December 31, 2005, long-term debt of TXU Electric Delivery consisted of the following:

	September 30,	December 31,
	2006	2005
TXU Electric Delivery
6.375% Fixed Senior Notes due May 1, 2012	$700	$700
7.000% Fixed Senior Notes due May 1, 2032	500	500
6.375% Fixed Senior Notes due January 15, 2015 (swapped to variable)	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
5.000% Fixed Debentures due September 1, 2007 (swapped to variable)	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(17)	(17)
Sub-total	3,033	3,033

TXU Electric Delivery Transition Bond Company LLC: (a)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	8	44
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	122	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	189	215
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290
Total TXU Electric Delivery Transition Bond Company LLC	1,105	1,167

Total TXU Electric Delivery consolidated	4,138	4,200

Less amount due currently	(295)	(93)

Total long-term debt	$3,843	$4,107

(a) These bonds are nonrecourse to TXU Electric Delivery and were issued to securitize a regulatory asset.

Debt Retirements in 2006 ― Retirements of long-term debt in 2006 totaled $62 million and represent transition bond principal payments at scheduled maturity dates.

4. SHAREHOLDER’S EQUITY

No shares of TXU Electric Delivery’s common stock are held by or for its own account, nor are any shares of such capital stock reserved for its officers and employees or for options, warrants, conversions or other rights in connection therewith.

Noncash contributions― Effective January 1, 2005, TXU Electric Delivery and TXU Energy Company entered into an agreement whereby TXU Electric Delivery assumed responsibility for pension and OPEB costs for all applicable employees of the regulated predecessor integrated electric utility (principally TXU Energy Company’s active and retired employees) related to employee service prior to unbundling of TXU Corp.’s electric utility business (see Note 7 for additional information related to this agreement). In connection with this agreement, in the first quarter of 2006 TXU Electric Delivery recorded a $15 million credit to its common stock account for the noncash contribution of pension-related assets.

Under SFAS 123R, expense related to TXU Corp.’s stock-based incentive compensation awards granted to TXU Electric Delivery’s employees is accounted for as a noncash capital contribution from TXU Corp.  Accordingly, TXU Electric Delivery recorded a credit of $1 million and $3 million to its common stock account for the three and nine months ended September 30, 2006, respectively.

The increase in common stock in 2006 also reflects the excess tax benefit of $17 million arising from the distribution date value of the stock-based incentive awards exceeding the reported compensation expense.

Dividends ― During 2006, TXU Electric Delivery declared and paid the following dividends:

Declaration Date	Payment Date	Dividend Amount
October 1, 2006	October 2, 2006	$85
July 1, 2006	July 3, 2006	$85
March 8, 2006	April 3, 2006	$85

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

The following table presents the changes to common stock equity during the nine months ended September 30, 2006:

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Shareholder’s Equity

Balance at December 31, 2005	$1,952	$1,004	$(21)	$2,935
Net income	─	282	─	282
Dividends to parent	─	(255)	─	(255)
Net effects of cash flow hedges	─	─	1	1
Effects of stock-based incentive compensation plans	20	─	─	20
Noncash contribution of pension-related assets	15	─	─	15
Other	1	―	─	1
Balance at September 30, 2006	$1,988	$1,031	$(20)	$2,999

Cash distributions that have been in the legal form of common stock share repurchases have been recorded as a return of capital for accounting purposes.  There have not been any such repurchases in 2006.

5. CONTINGENCIES

Guarantees — TXU Electric Delivery and its subsidiaries have entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. Guarantees issued or modified after December 31, 2002 are subject to the recognition and initial measurement provisions of FIN 45, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

Residual value guarantees in operating leases — TXU Electric Delivery is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At September 30, 2006, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $25 million. These leased assets consist primarily of vehicles used in distribution activities. The average life of the lease portfolio is approximately three years. A significant portion of the maximum guarantee amount relates to leases entered into prior to December 31, 2002.

Legal Proceedings —  TXU Electric Delivery is involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

Environmental Contingencies ― TXU Electric Delivery must comply with environmental laws and regulations applicable to the handling and disposal of hazardous waste. TXU Electric Delivery is in compliance with all current laws and regulations; however, the impact, if any, of changes to existing regulations or the implementation of new regulations is not determinable. The costs to comply with environmental regulations can be significantly affected by the following external events or conditions:

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

6. RELATED-PARTY TRANSACTIONS

The following represent significant related-party transactions of TXU Electric Delivery:

•
TXU Electric Delivery records revenue from TXU Energy Company for electricity delivery fees and other miscellaneous revenues, which totaled $344 million and $384 million for the three months ended September 30, 2006 and 2005, respectively, and $896 million and $999 million for the nine months ended September 30, 2006 and 2005, respectively.

•
TXU Electric Delivery records interest income received from TXU Energy Company with respect to TXU Electric Delivery’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by TXU Electric Delivery. The interest income serves to offset TXU Electric Delivery’s interest expense on the transition bonds. This interest income totaled $13 million and $14 million for the three months ended September 30, 2006 and 2005, respectively, and $40 million and $42 million for the nine months ended September 30, 2006 and 2005, respectively.

•
The incremental income taxes TXU Electric Delivery pays on the increased delivery fees charged to TXU Electric Delivery’s customers related to the transition bonds is reimbursed by TXU Energy Company. TXU Electric Delivery’s financial statements reflect a note receivable of $364 million from TXU Energy Company ($32 million reported as current assets) at September 30, 2006 and $395 million ($33 million reported as current assets) at December 31, 2005 for the remaining amount of such income taxes over the life of the bonds.

•
Short-term advances from parent totaled $35 million and $23 million at September 30, 2006 and December 31, 2005, respectively. The average daily balances of short-term advances from parent totaled $76 million and $60 million during the three months ended September 30, 2006 and 2005, respectively, and the weighted average interest rates for the respective periods were 5.72% and 4.21%. Average daily short-term advances from parent totaled $50 million and $82 million for the nine months ended September 30, 2006 and 2005, respectively, and the weighted average interest rates for the respective periods were 5.35% and 3.87%. Interest expense incurred on the advances totaled approximately $1 million and $646 thousand for the three months ended September 30, 2006 and 2005, respectively, and $2 million for both the nine months ended September 30, 2006 and 2005, respectively.

•
A TXU Corp. subsidiary charges TXU Electric Delivery for financial, accounting and other administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $9 million and $8 million for the three months ended September 30, 2006 and 2005, respectively, and $28 million and $24 million for the nine months ended September 30, 2006 and 2005, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported on TXU Energy Company’s balance sheet, is funded by a delivery fee surcharge collected from REPs by TXU Electric Delivery and remitted to TXU Energy Company, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, also reported on TXU Energy Company’s balance sheet. Income and expenses associated with the trust fund and the decommissioning liability incurred by TXU Energy Company are offset by a net change in the TXU Electric Delivery and TXU Energy Company intercompany receivable/payable, which in turn results in a change in TXU Electric Delivery’s reported net regulatory asset/liability. The regulatory liability totaled $2 million at September 30, 2006 and represents the excess of the trust fund balance over the decommissioning liability. The regulatory asset totaled $8 million at December 31, 2005 and represented the excess of the decommissioning liability over the trust fund balance.

•
TXU Electric Delivery has a 19.5% limited partnership interest, with a carrying value of $5 million and $8 million at September 30, 2006 and December 31, 2005, respectively, in a TXU Corp. subsidiary holding Capgemini-related assets. Equity losses related to this interest totaled $1 million for both the three months ended September 30, 2006 and 2005, and $3 million and $2 million for the nine months ended September 30, 2006 and 2005, respectively. These losses primarily represent amortization of software assets held by the subsidiary.

•
TXU Corp. files a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based on their respective taxable income or loss. As a result, TXU Electric Delivery had a federal income tax payable to TXU Corp. of $62 million and $181 million at September 30, 2006 and December 31, 2005, respectively.

See Notes 2, 4 and 7 for information regarding the accounts receivable securitization program and related subordinated notes receivable from TXU Receivables Company, dividends to TXU Corp. and the assumption of certain TXU Energy Company’s pension and OPEB costs, respectively.

7. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFIT (OPEB) PLANS

TXU Electric Delivery is a participating employer in the pension plan sponsored by TXU Corp. TXU Electric Delivery also participates with TXU Corp. and other subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The net allocated pension and OPEB costs applicable to TXU Electric Delivery for the three and nine months ended September 30, 2006 and 2005 are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(millions of dollars)

Amounts recognized as expense	$5	$6	$14	$15
Amounts deferred principally as a regulatory asset or property	20	13	61	42
Total pension and OPEB costs	$25	$19	$75	$57

The discount rate reflected in net pension and OPEB costs in 2006 is 5.75%. The expected rate of return on plan assets reflected in the 2006 cost amounts is 8.75% for the pension plan and 8.67% for the OPEB plan.

In June 2005, an amendment to PURA relating to pension and OPEBs was enacted by the Texas Legislature. This amendment, which was retroactively effective January 1, 2005, provides for the recovery by TXU Electric Delivery of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility, primarily TXU Energy Company’s active and retired employees, related to employee service prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002. TXU Electric Delivery and TXU Energy Company have entered into an agreement whereby TXU Electric Delivery has assumed responsibility for TXU Energy Company’s applicable pension and OPEB costs. In accordance with this agreement, in 2005 TXU Electric Delivery recorded a $146 million charge to its common stock account for the noncash assumption of the pension obligation. In addition, during 2006 TXU Electric Delivery recorded a $15 million credit to its common stock account for the noncash contribution of pension-related assets.

The amendment additionally authorizes TXU Electric Delivery to establish a regulatory asset or liability for the difference between the amounts of pension and OPEBs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, in the second quarter of 2005, TXU Electric Delivery began deferring (principally as a regulatory asset or property) additional pension and OPEB benefit costs for the effect of the amendment. Amounts deferred are ultimately subject to regulatory approval.

8. CITIES RATE SETTLEMENT

In January 2006, TXU Electric Delivery agreed with a steering committee representing 108 cities in Texas (Cities) to defer the filing of a system-wide rate case with the Commission to no later than June 30, 2008 (based on a test year ending December 31, 2007), unless the Cities and TXU Electric Delivery mutually agree that such a filing is unnecessary. TXU Electric Delivery has extended the benefits of the agreement to 292 nonlitigant cities. Based on the final agreements, including the participation of the nonlitigant cities, expected payments to the cities are estimated to total approximately $70 million, including incremental franchise taxes.

This amount is being recognized in earnings over the period from May 2006 through June 2008. Amounts recognized in 2006 totaled $7 million in the third quarter and $10 million year-to-date and have been reported in the other deductions and franchise and revenue-based taxes line items in the Condensed Statements of Consolidated Income.

9. SUPPLEMENTARY FINANCIAL INFORMATION

    Other Income and Other Deductions —

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2006		2005	2006		2005
Other income:
Equity portion of allowance for funds used during construction	$	―	$1	$	―	$1
Other, including net gain on sale of properties		2	—		2	2
Total other income		$2	$1		$2	$3
Other deductions:
Charge related to cities rate settlements (a)		$6	$1		$6	$1
Capgemini outsourcing transition costs		―	1		―	3
Equity losses in an unconsolidated affiliate		1	1		3	2
Transition costs related to InfrastruX Energy Services joint venture (b)		3	―		3	―
Other, including employee severance		1	2		3	6
Total other deductions		$11	$5		$15	$12

(a)	See Note 8 above.
(b)
Transition costs include costs incurred on behalf of the new venture such as modifying information technology systems, planning and designing processes and training transitioning employees to prepare for the operation of the venture.

Interest Expense and Related Charges —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Interest	$75	$67	$213	$203
Amortization of debt discounts and issuance costs	1	1	4	4
Allowance for borrowed funds used during construction — capitalized interest portion	(2)	(1)	(4)	(4)
Total interest expense and related charges	$74	$67	$213	$203

Investments and Other Property —

	September 30,	December 31,
	2006	2005
Assets related to employee benefit plans, principally employee savings programs	$72	$51
Restricted cash	17	13
Investment in affiliate holding Capgemini-related assets	5	8
Land	4	4
Total other property and investments	$98	$76

Restricted Cash— All restricted cash amounts reported on the balance sheet relate to the securitization (transition) bonds.

Property, Plant and Equipment— At September 30, 2006 and December 31, 2005, property, plant and equipment of $7.5 billion and $7.1 billion, respectively, is stated net of accumulated depreciation and amortization of $3.8 billion and $3.7 billion, respectively.

Intangible Assets — Intangible assets other than goodwill are comprised of the following:

	As of September 30, 2006			As of December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets subject to amortization
included in property, plant and equipment:
Land easements	$176	$64	$112	$176	$62	$114
Capitalized software	85	48	37	71	34	37
Total	$261	$112	$149	$247	$96	$151

Aggregate TXU Electric Delivery amortization expense for intangible assets totaled $9 million and $2 million for the three months ended September 30, 2006 and 2005, respectively, and $16 million and $6 million for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, the weighted average remaining useful lives of capitalized land easements and software were 69 years and 8 years, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2005 is as follows:

Year	Amortization Expense

2006	$11
2007	11
2008	10
2009	8
2010	3

At September 30, 2006 and December 31, 2005, goodwill of $25 million was reported in other noncurrent assets on the balance sheet.

Regulatory Assets and Liabilities —

	September 30, 2006	December 31, 2005
Regulatory assets
Generation-related regulatory assets securitized by transition bonds	$1,354	$1,461
Securities reacquisition costs	114	119
Recoverable deferred income taxes — net	94	107
Storm-related costs	136	110
Employee retirement costs	148	89
Nuclear decommissioning cost under-recovery	―	8
Employee severance costs	42	33
Total regulatory assets	1,888	1,927

Regulatory liabilities
Investment tax credit and protected excess deferred taxes	69	71
Over-collection of securitization (transition) bond revenues	38	28
Nuclear decommissioning cost over-recovery	2	―
Other regulatory liabilities	20	2
Total regulatory liabilities	129	101

Net regulatory assets	$1,759	$1,826

Regulatory assets reported above that have been reviewed and approved by the Commission and are earning a return totaled $121 million at both September 30, 2006 and December 31, 2005. The assets that have been approved by the Commission and are not earning a return total $1,379 million and have a remaining recovery period of 10 to 45 years, including the regulatory assets securitized by transition bonds that have a remaining recovery period of 10 years.

Severance Liability Related to Strategic Initiatives —

Liability for severance costs as of December 31, 2005	$4
Addition to liability (a)	8
Payments charged against liability	(3)
Adjustments	(1)
Liability for severance costs as of September 30, 2006	$8

(a)	Addition to the liability relates to a services agreement entered into with a provider and the cost was deferred as a regulatory asset.

Supplemental Cash Flow Information —
	Nine Months Ended
	September 30,
	2006		2005
Cash payments:
Interest (net of amounts capitalized)		$217	$210
Income taxes		$224	$77
Noncash investing and financing activities:
Noncash contribution for pension-related assets		$15	$(150)
Transfer of property	$	―	$18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of TXU Electric Delivery Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Electric Delivery Company and subsidiary (the “Company”) as of September 30, 2006, and the related condensed statements of consolidated income and comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005, and of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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
November 9, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

TXU Electric Delivery is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A significant portion of TXU Electric Delivery’s revenues represent fees for delivery services provided to TXU Energy Company. For the nine months ended September 30, 2006, distribution revenues from TXU Energy Company represented 53% of TXU Electric Delivery’s distribution revenues and 48% of TXU Electric Delivery’s total revenues.

TXU Electric Delivery’s financial statements include its wholly-owned, bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, which was organized for the limited purpose of issuing securitization (transition) bonds to recover regulatory asset stranded costs and other qualified costs.

SIGNIFICANT DEVELOPMENTS IN 2006

Joint Venture and Services Agreement

    As previously disclosed, TXU Corp. and InfrastruX Group announced the formation of a joint venture, InfrastruX Energy Services, that expects to provide utility construction, power restoration, maintenance and other services. TXU Electric Delivery expects to enter into an agreement with InfrastruX Energy Services to provide services to TXU Electric Delivery at a cost of approximately $8.7 billion over its ten-year term. The arrangement is conditional upon InfrastruX Group refinancing its debt obligations prior to the final execution of the agreement.

TXU Corp. anticipates closing the transaction in the first half of 2007; however, the Commission recently expressed its desire to gather further information regarding the joint venture. TXU Electric Delivery cannot predict the ultimate outcome of this process, including its possible effect on the timing of closure of the transaction. (Also see discussion below under “Regulation and Rates”.)

Under the terms of the arrangement, over 2,000 TXU Electric Delivery employees are expected to be transferred to the joint venture. These employees represent essentially all of TXU Electric Delivery’s field operations personnel, consisting primarily of construction, maintenance and engineering staff. InfrastruX Group expects to contribute all its operations to the joint venture, including its 3,000 current employees. These operations generated revenues of approximately $400 million in 2005. In addition, TXU Electric Delivery (through TXU Corp.) expects to contribute approximately $30 million in tools and other equipment to the joint venture and also expects to sell approximately $60 million in inventory, principally poles and wire, to the joint venture. TXU Electric Delivery now expects to incur transition expenses related to the arrangement of up to $19 million, of which $3 million was expensed in the third quarter of 2006.

Technology Initiatives

As previously disclosed, in April 2006 TXU Electric Delivery executed an agreement with CURRENT Communications Group, LLC (CURRENT), to utilize TXU Electric Delivery’s power distribution network as a broadband-enabled “Smart Grid.” CURRENT plans to design, build and operate the “broadband-over-powerline” (BPL) network covering the majority of the TXU Electric Delivery service area. Under the terms of the agreement with CURRENT, once the BPL network begins operating (estimated to be late 2006), TXU Electric Delivery expects to incur service fees totaling approximately $150 million over a 10 year period commencing in 2007 to utilize the Smart Grid capabilities of CURRENT’s BPL network.

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

TXU Electric Delivery’s future results are expected to be impacted by the effects of the cities rate settlement described in Note 8 to the Financial Statements. Incremental expenses of approximately $70 million are being recognized almost entirely over the period from May 2006 through June 2008, of which $7 million and $10 million has been recognized in the three and nine month periods ended September 30, 2006, respectively.

TXU Electric Delivery’s future results are also expected to be impacted by additional transition costs associated with the InfrastruX Energy Services joint venture totaling an estimated $16 million, of which approximately $3 million is expected to be expensed in the fourth quarter of 2006 and the balance in the first half of 2007.

Operating Data

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change %	2006	2005	Change %
Operating statistics - volumes:
Electric energy delivered (GWh)	33,105	34,028	(2.7)	83,480	82,935	0.7

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)				78.29	78.01	0.4
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.16	1.19	(2.5)
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				67.31	65.45	2.8

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters) (b)				3,051	3,009	1.4

Operating revenues:
Electricity distribution revenues (c):
Affiliated (TXU Energy Company)	$344	$384	(10.4)	$894	$998	(10.4)
Nonaffiliated	296	262	13.0	782	645	21.2
Total distribution revenues	640	646	(0.9)	1,676	1,643	2.0
Third-party transmission revenues	60	54	11.1	176	158	11.4
Other miscellaneous revenues	8	6	33.3	22	19	15.8
Total operating revenues	$708	$706	0.3	$1,874	$1,820	3.0
__________________________

(a)
SAIDI is the average number of electric service outage minutes per customer in a year. SAIFI is the average number of electric service interruptions per customer in a year. CAIDI is the average duration in minutes of interruptions to electric service in a year. The statistics presented are based on the preceding twelve months’ data.

(b)
Includes lighting sites, primarily guard lights, for which TXU Energy Company is the REP but are not included in TXU Energy Company’s customer count. Such sites totaled 83,068 and 87,326 at September 30, 2006 and 2005, respectively.

(c)
Includes transition charges associated with the issuance of securitization bonds totaling $44 million and $48 million for the three months ended September 30, 2006 and 2005, respectively, and $117 million and $116 million for the nine months ended September 30, 2006 and 2005, respectively. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Operating revenues increased $2 million, or less than 1%, to $708 million in 2006. Delivered volumes decreased 3%. The revenue increase reflected:

•	$6 million in higher transmission revenues primarily due to rate increases approved in 2005 and 2006 to recover ongoing investment in the transmission system;
•	an estimated $5 million due to growth in points of delivery; and
•	$2 million from increased distribution tariffs to recover higher transmission costs,

partially offset by:

•
an estimated $10 million decline due to lower delivered volumes as the effect of warmer weather on energy consumption was more than offset by end-user efficiency measures in response to energy prices and warmer weather; and

•	$3 million in lower securitization transition revenue (offset by lower amortization of the related regulatory asset). The decline was due to a true-up of tariffs reflected in 2005 revenues.

Operation and maintenance expense decreased $3 million, or 1%, to $202 million in 2006. The decrease reflected:

•	$2 million in lower costs associated with meter installation activities;
•	$1 million in lower civic-support costs;
•	$1 million in lower stock-based incentive compensation and deferred compensation expenses; and
•	$1 million decreased spending for vegetation management,

partially offset by $5 million in increased fees paid to third-party transmission entities.

Depreciation and amortization increased $7 million, or 6%, to $129 million in 2006. The increase reflected $6 million in higher depreciation due to normal additions and replacements of property, plant, and equipment, a $4 million adjustment related to capitalized software costs partially offset by $3 million in lower amortization of the regulatory assets associated with the securitization bonds (offset in revenues).

Taxes other than income increased $6 million, or 6%, to $106 million in 2006. The increase was driven by higher sales volumes in the period to which the tax applies and also includes $1 million in higher franchise fees under the cities rate settlement described in Note 8 to Financial Statements.

Other income totaled $2 million and $1 million in 2006 and 2005, respectively. Other deductions totaled $11 million and $5 million in 2006 and 2005, respectively. See Note 9 to Financial Statements for additional detail.

Income tax expense totaled $71 million in 2006, all related to operating income, compared to $78 million in 2005. The effective tax rate was comparable at 35.1% for 2006 and 35% for 2005.

Interest expense increased $7 million, or 10%, to $74 million in 2006 primarily due to higher average balances of commercial paper outstanding.

Net income decreased $14 million, or 10%, to $131 million driven by costs associated with the cities rate settlement, higher depreciation and amortization and transition costs related to the InfrastruX Energy Services joint venture. Net pension and OPEB costs reduced net income by $3 million in 2006 and $4 million in 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Operating revenues increased $54 million, or 3%, to $1.9 billion in 2006. Delivered volumes rose less than 1%. The revenue increase reflected:

•	$18 million in higher transmission revenues primarily due to rate increases approved in 2005 and 2006 to recover ongoing investment in the transmission system;
•	an estimated $13 million due to growth in points of delivery;
•	an estimated $9 million in higher revenues as the effect of warmer weather on energy consumption was partially offset by end-user efficiency measures in response to energy prices and warmer weather;
•	$6 million from increased distribution tariffs to recover higher transmission costs; and
•	$2 million in higher securitization transition revenues related to tariff true-ups (offset by higher amortization of the related regulatory asset).

Operation and maintenance expense increased $20 million, or 3%, to $607 million in 2006. The increase reflected:

•	$14 million in increased fees paid to third party transmission entities;
•	$9 million increased spending for vegetation management; and
•	$6 million in higher shared services costs partially due to executive severance expenses,

partially offset by,

•	$4 million in office equipment lease expenses incurred in 2005 not recurring in 2006;
•	$2 million in lower stock-based incentive compensation and deferred compensation expenses; and
•	$2 million in lower civic-support costs.

Depreciation and amortization increased $25 million, or 7%, to $359 million in 2006. The increase reflected $18 million in higher depreciation due to normal additions and replacements of property, plant, and equipment, a $4 million adjustment related to capitalized software costs and $3 million in higher amortization of the regulatory assets largely associated with the securitization bonds (offset in revenues and interest income).

Taxes other than income increased $12 million, or 4%, to $297 million in 2006. The increase was driven by higher sales volumes in the period to which the tax applies and also includes $4 million in higher franchise fees under the cities rate settlement described in Note 8 to the Financial Statements.

Other income totaled $2 million and $3 million in 2006 and 2005, respectively. Other deductions totaled $15 million and $12 million in 2006 and 2005, respectively. See Note 9 to Financial Statements for additional detail.

Income tax expense totaled $146 million in 2006 (including $135 million related to operating income and $11 million related to nonoperating income) compared to $144 million in 2005. The effective tax rate increased to 34.1% in 2006 from 32.3% in 2005. The 2005 amount reflected a credit of $4 million (a 0.9 percentage point effective tax rate impact) related to the settlement of an IRS audit for the 1994 to 1996 years. The higher effective tax rate also reflected adjustments in 2006 related to the filing of the 2005 federal income tax return.

Interest expense increased $10 million, or 5%, to $213 million in 2006 due to higher average balances of commercial paper outstanding.

Net income decreased $20 million, or 7%, to $282 million. This decline was driven by a higher effective income tax rate and increased taxes other than income. Higher revenues were offset by increases in operation and maintenance, depreciation and interest costs. Net pension and OPEB costs reduced net income by $9 million in 2006 and $10 million in 2005.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flow from operating activities totaled $398 million and $536 million for the nine months ended September 30, 2006 and 2005, respectively. The $138 million decrease was primarily driven by higher income tax payments to TXU Corp. related to the 2005 income tax liability due to higher 2005 taxable income as compared to 2004.

Cash flows provided by financing activities totaled $303 million in 2006 compared to $34 million in 2005. The activity reflected:

	Nine Months Ended September 30,
	2006	2005

Net issuances and repayments of borrowings (including advances
from parent)	$511	$(15)
Common stock dividends	(255)	―
Decrease in note receivable from TXU Energy Company	30	40
Excess tax benefits on stock-based incentive compensation	17	9
Total	$303	$34

Investing activities, which consisted primarily of capital expenditures, totaled $715 million in 2006 and $568 million in 2005. The activity reflected:

	Nine Months Ended September 30,
	2006	2005

Capital expenditures	$(675)	$(553)
Restricted cash	(15)	(9)
Costs to remove retired property	(33)	(34)
Other	8	28
Total	$(715)	$(568)

The $122 million, or 22%, increase in capital expenditures reflected investment to enhance system load monitoring and outage detection and to support growth in points of delivery in ERCOT, as well as to purchase and install automated meter reading devices.

Credit Facilities— Available liquidity under credit facilities to which TXU Electric Delivery has direct and indirect access (to the extent made available by affiliates) totaled $5.3 billion at both September 30, 2006 and October 23, 2006. These credit facilities are used for working capital and general corporate purposes including providing support for issuances of commercial paper and for issuing letters of credit. See Note 3 to Financial Statements for details of the arrangements.

Short-term Borrowings — TXU Electric Delivery’s commercial paper outstanding totaled $615 million at September 30, 2006 and $658 million at October 23, 2006. The commercial paper funds short-term liquidity requirements.

Equity —  TXU Electric Delivery’s cash distributions may take the legal form of common stock share repurchases or the payment of dividends on outstanding shares of its common stock. The form of the distributions is primarily determined by current and forecasted levels of retained earnings. Cash distributions in 2002 through 2004 were in the form of common stock share repurchases recorded as a return of capital for financial reporting purposes. There were no cash distributions in the form of common stock in 2005. Cash distributions are reported (i) as a return of capital if made through repurchases or (ii) as a dividend if so declared by the board of directors. Cash distributions through common stock share repurchases reduce the amount of TXU Electric Delivery's equity, but do not change TXU Corp.’s 100% ownership of TXU Electric Delivery.

Cash distributions through the third quarter of 2006 totaled $255 million and were in the form of dividends as declared by the board of directors.

In the second quarter of 2006, TXU Electric Delivery distributed its mineral interests in natural gas and oil to TXU Corp. in the form of a dividend. The dividend was recorded at the book value of the interests, which was zero. These mineral interests were acquired as part of land purchases over the years to support expansion of the transmission and distribution system and not for mineral development, and no value was attributed to the mineral interests at the time of acquisition. The fair value of these interests has not been determined. TXU Corp. is currently exploring potential initiatives with respect to the interests.

Sale of Accounts Receivable— TXU Electric Delivery participates in an accounts receivable securitization program established by TXU Corp. for certain of its subsidiaries, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, TXU Electric Delivery sells trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy-remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by TXU Electric Delivery are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to TXU Electric Delivery under the program totaled $74 million and $89 million at September 30, 2006 and December 31, 2005, respectively. See Note 2 to Financial Statements for a more complete description of the program including the impact on the financial statements for the periods presented and the contingencies that could result upon the termination of the program.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions— The terms of certain financing arrangements of TXU Electric Delivery contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of September 30, 2006, TXU Electric Delivery was in compliance with all such applicable covenants.

Credit Ratings

Current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

	TXU Corp.	US Holdings	TXU Electric Delivery	TXU Energy Company
	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BB+	BB+	BBB-	BBB-
Moody’s	Ba1	Baa3	Baa2	Baa2
Fitch	BBB-	BBB-	BBB+	BBB

Moody’s currently maintains a stable outlook for TXU Corp., US Holdings, TXU Energy Company and TXU Electric Delivery. Fitch’s outlook is negative for TXU Corp., US Holdings and TXU Energy Company and stable for TXU Electric Delivery. S&P’s outlook is negative for TXU Corp., US Holdings, TXU Energy Company and TXU Electric Delivery. These ratings are investment grade, except for Moody’s and S&P’s rating of TXU Corp.’s senior unsecured debt and S&P’s rating of US Holdings’ senior unsecured debt, which are one notch below investment grade.

Commercial paper issued by TXU Energy Company and TXU Electric Delivery is rated P2 by Moody’s and F2 by Fitch and has not been rated by S&P.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Cross Default Provisions

Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that may result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TXU Energy Company or TXU Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under joint credit facilities totaling $4.5 billion. Under these credit facilities, a default by TXU Energy Company or any subsidiary thereof may cause the maturity of outstanding balances ($1.2 billion at September 30, 2006) under such facility to be accelerated as to TXU Energy Company but not as to TXU Electric Delivery. Also, under these credit facilities, a default by TXU Electric Delivery or any subsidiary thereof may cause the maturity of outstanding balances (none as of September 30, 2006) under such facility to be accelerated as to TXU Electric Delivery but not as to TXU Energy Company.

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

REGULATION AND RATES

Transmission Rates — In order to recover certain increased transmission costs including third-party transmission costs from affiliate and third-party REPs, TXU Electric Delivery is allowed to request an update twice a year to the TCRF component of its retail delivery rate. In July 2006, an application was filed to increase the TCRF, which became effective September 1, 2006. This increase is expected to result in an annual increase of $24 million in the TCRF component of TXU Electric Delivery’s retail delivery rates charged to REPs and includes $7 million of the wholesale transmission rate increase described below.

TXU Electric Delivery filed an application for an interim update of its wholesale transmission rate which was approved by the Commission in April 2006 and the new rate went into effect immediately. Annualized revenues are expected to increase by approximately $19 million. Approximately $12 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $7 million is recoverable from REPs through the retail transmission cost recovery factor (TCRF) component of TXU Electric Delivery’s delivery rates charged to REPs.

Automated Meter Reading — In 2005, the Texas legislature passed legislation that authorized utilities to impose a surcharge to recover costs incurred in deploying advanced metering and meter information networks. Benefits of the advanced metering installation include improved safety, on-demand meter reading, enhanced outage identification and restoration and system monitoring of voltages. At September 30, 2006, TXU Electric Delivery had installed approximately 214,000 advanced meters in its service territory and anticipates installation of approximately 370,000 automated meters by year-end 2006, which would represent approximately 12% of the meters on the distribution system. Commission staff have initiated rulemaking that may address various automated meter reading issues, including cost recovery. TXU Electric Delivery cannot predict the outcome of this rulemaking. TXU Electric Delivery anticipates filing a surcharge request in the near future to seek recovery of investment costs incurred.

Cities Rate Settlement— As previously disclosed, in January 2006 TXU Electric Delivery agreed with a steering committee representing 108 cities in Texas (Cities) to defer the filing of a system-wide rate case with the Commission to no later than June 30, 2008 (based on a test year ending December 31, 2007), unless the Cities and TXU Electric Delivery mutually agree that such a filing is unnecessary. TXU Electric Delivery has extended the benefits of the agreement to 292 nonlitigant cities. Based on the final agreements, including the participation of the nonlitigant cities, expected payments to the cities are estimated to total approximately $70 million, including incremental franchise taxes.

This amount is being recognized in earnings over the period from May 2006 through June 2008. Payments under the agreement are expected to be made until new tariffs are effective, which based upon an assumed June 2008 rate case filing, is projected to be mid-2009. Payments under the agreement are expected to total approximately $17 million in 2006, of which $10 million has been expensed through the third quarter, $30 million in 2007, $16 million in 2008 and $7 million in 2009. See Note 8 to Financial Statements.

InfrastruX Joint Venture and TXU Electric Delivery Services Agreement— As previously disclosed, TXU Corp. and InfrastruX Group announced the formation of a joint venture, InfrastruX Energy Services, that expects to provide utility construction, power restoration, maintenance and other services. TXU Corp. also announced an agreement between TXU Electric Delivery and InfrastruX Energy Services under which TXU Electric Delivery will receive services from the joint venture. The Commission recently announced its desire to gather further information regarding the joint venture. On November 6, 2006, the Commission filed a proposed procedural schedule outlining key events and dates related to the review. While the Commission does not believe an evidentiary hearing is needed, an intervening party may request that one be held. If no hearing is necessary, initial briefs are due January 24, 2007 and reply briefs are due February 7, 2007. TXU Electric Delivery cannot predict the ultimate outcome of this process, including its possible effect on the timing of the closure of the transaction.

Other Commission Matters — The Commission indicated in its last open meeting on November 10, 2006, during which it conducted its annual review of utility earnings monitoring reports, that it would consider at its next open meeting scheduled for December 1, 2006 whether or not it would require TXU Electric Delivery to file a rate case with the Commission prior to the date scheduled under the terms of the cities rate settlement discussed above.

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

CREDIT RISK

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. TXU Electric Delivery’s customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the Commission. REP certificates granted by the Commission are subject to suspension and revocation for significant violation of PURA and Commission rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the Commission. Since a significant portion of the transmission and distribution services provided and invoiced by TXU Electric Delivery are to its affiliated REP, TXU Energy Company, a material loss to TXU Electric Delivery arising from nonperformance by its customers is considered unlikely.

Credit Exposure— TXU Electric Delivery’s exposure to credit risk totaled $194 million from TXU Energy Company and $214 million from unaffiliated customers as of September 30, 2006. The unaffiliated customer receivable amount is inclusive of $74 million of accounts receivable sold and is before the allowance for uncollectible accounts. The unaffiliated exposure of $214 million consists almost entirely of noninvestment grade trade accounts receivable. TXU Electric Delivery has one customer, with a net uncollateralized balance of $35 million, that represents more than 10% of the unaffiliated trade receivable amount at September 30, 2006. The customer is noninvestment grade quality; however, the customer has consistently performed its obligations in accordance with its agreement.

TXU Electric Delivery is also exposed to credit risk related to the Capgemini put option with a carrying value of $51 million. Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreement, as well as the payment in connection with the put option. S&P currently maintains a BB+ rating with a positive outlook for Cap Gemini S. A.

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

•	significant changes in critical accounting policies material to TXU Electric Delivery;
•	actions by credit rating agencies;

•	the ability of TXU Electric Delivery to implement cost reduction initiatives and effectively execute its growth strategy; and
•	with respect to the InfrastruX Energy joint venture, the amount of time the Commission takes to review the transaction and the results of such review.

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

ITEM 1A. RISK FACTORS

Other than risk factors presented below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2005 Form 10-K as updated by the risk factors disclosed under the heading “Risk Factors” in Item 1A of the report on Form 10-Q for the quarterly periods ended March 31, 2006 (March 2006 10-Q) and June 30, 2006 (June 2006 10-Q). The risk factors below update, and should be read in conjunction with, the risk factors disclosed in the 2005 Form 10-K, March 2006 10-Q and June 2006 10-Q.

The rates of TXU Electric Delivery’s business are subject to regulatory review.

The rates assessed by TXU Electric Delivery are regulated by the Commission and certain cities and are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. TXU Electric Delivery’s rates are regulated based on an analysis of TXU Electric Delivery’s costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of TXU Electric Delivery’s costs to have been prudently incurred, that the Commission will not reduce the amount of invested capital included in the capital structure that TXU Electric Delivery’s rates are based upon or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of TXU Electric Delivery’s costs, including regulatory assets reported in the balance sheet and the return on invested capital allowed by the Commission

In 2004, certain cities (Cities) within TXU Electric Delivery’s service territory, acting in their role as a regulatory authority with original jurisdiction, initiated inquiries to determine if TXU Electric Delivery’s Commission-established rates were just and reasonable. TXU Electric Delivery has entered into settlements deferring rate action but TXU Electric Delivery will be required to file a rate case in 2008, based on a 2007 test year, unless TXU Electric Delivery and the Cities mutually agree that such a filing is unnecessary. In addition, the Commission indicated in its last open meeting on November 10, 2006, during which it conducted its annual review of utility earnings monitoring reports, that it would consider at its next open meeting, scheduled for December 1, 2006, whether or not it would require TXU Electric Delivery to file a rate case with the Commission prior to the date schedule under the terms of the settlements with the Cities.

While TXU Electric Delivery believes the rates are just and reasonable, it cannot predict the results of any rate case.

InfrastruX Energy Services faces challenges to transition into a consolidated and independent business. It may not be able to provide TXU Electric Delivery sufficient services.

TXU Corp. has agreed to form a joint venture with InfrastruX Group.  This joint venture, InfrastruX Energy Services, will have to undertake significant actions to integrate the legacy operations of InfrastruX Group, Inc. with the functions required under the services agreement with TXU Electric Delivery prior to the commencement of InfrastruX Energy Services’ operations. InfrastruX Energy Services may not have sufficient resources to adequately complete these actions on a timely basis. If these actions cannot be accomplished, the operational performance of InfrastruX Energy Services and its ability to provide services to TXU Electric Delivery could be affected.

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

The Commission has recently requested to review the proposed joint venture transaction. TXU Electric Delivery cannot predict the timing and results of the Commission’s review. Such review has delayed the closing of the transaction.

ITEM 6. EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed* With File Number	As Exhibit
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)		—	Certification of T. L. Baker, chief executive officer of TXU Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)		—	Certification of David M. Davis, principal financial officer of TXU Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)		—	Certification of T. L. Baker, chief executive officer of TXU Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)		—	Certification of David M. Davis, principal financial officer of TXU Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99		—	Condensed Statements of Consolidated Income - Twelve Months Ended September 30, 2006

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                  TXU ELECTRIC DELIVERY COMPANY

By:	/s/ Stan Szlauderbach
Stan Szlauderbach
Senior Vice President & Principal
Accounting Officer

Date: November 9, 2006