Form 10-K
period 2006-12-31
TXU ELECTRIC DELIVERY CO
filed 2007-03-07
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-100240

TXU Electric Delivery Company

(Exact name of registrant as specified in its charter)

Texas	75-2967830
(State of incorporation)	(I.R.S. Employer Identification No.)

500 N Akard Street, Dallas, TX 75201	(214) 486-2000
(Address of principal executive offices)(Zip Code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of TXU Electric Delivery Company Common Stock held by non-affiliates: None

Common Stock outstanding at February 23, 2007: 48,864,775 shares, without par value

TXU Electric Delivery Company meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE - None

TXU Electric Delivery Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. Upon request, TXU Electric Delivery Company will furnish copies of the exhibits that are not included in this Form 10-K. See Appendix B of this Form 10-K for a description of the exhibits. TXU Electric Delivery Company will provide copies of current reports not posted on the website upon request. The information on TXU Corp.’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-K.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

APB 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business process support services to TXU Electric Delivery and TXU Energy Company.

Commission	Public Utility Commission of Texas

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

ERISA	Employee Retirement Income Security Act

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 45	FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”

FIN 48	FIN No. 48, “Accounting for Uncertainty in Income Taxes”

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by TXU Corp.’s regulated electric utility subsidiary at the time of entering retail competition on January 1, 2002.

IRS	US Internal Revenue Service

kV	kilovolts

kWh	kilowatt-hours

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, among TXU Corp., Merger Sub Parent and Merger Sub.

Merger Sub	Texas Energy Future Merger Sub Corp., a Texas corporation and a wholly-owned subsidiary of Merger Sub Parent.

Merger Sub Parent	Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

PURA	Public Utility Regulatory Act

REP	retail electric provider

ii

S&P	Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies, Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

Settlement Plan	regulatory settlement plan that received final approval by the Commission in January 2003

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 5	SFAS No. 5, “Accounting for Contingencies”

SFAS 71	SFAS No. 71, “Accounting for the Effect of Certain Types of Regulation”

SFAS 87	SFAS No. 87, “Employers’ Accounting for Pensions”

SFAS 106	SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”

SFAS 109	SFAS No. 109, “Accounting for Income Taxes”

SFAS 115	SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”

SFAS 123R	SFAS No. 123 (revised 2004), “Share-Based Payment”

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement No. 125”

SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”

SFAS 157	SFAS No. 157, “Fair Value Measurements”

SFAS 158	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”

SFAS 159	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”

Sponsors	The private investment group, consisting of entities advised by or affiliated with Kohlberg Kravis Roberts & Co. and Texas Pacific Group, that directly and indirectly owns Merger Sub Parent and Merger Sub.

TCEQ	Texas Commission on Environmental Quality

TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context

TXU Electric Delivery	refers to TXU Electric Delivery Company, a subsidiary of TXU Corp., and/or its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context. This Form 10-K and other SEC filings of TXU Electric Delivery occasionally make references to TXU Electric Delivery when describing actions, rights or obligations of its subsidiary. These references reflect the fact that the subsidiary is consolidated with TXU Electric Delivery for financial reporting purposes. However, these references should not be interpreted to imply that TXU Electric Delivery is actually undertaking the action or has the rights or obligations of its subsidiary.

TXU Energy Company	refers to TXU Energy Company LLC, a subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context

TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.

US	United States of America

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp.

iii

PART I

Items 1. and 2. BUSINESS AND PROPERTIES

TXU ELECTRIC DELIVERY COMPANY BUSINESS AND STRATEGY

Business Summary

TXU Electric Delivery Company (TXU Electric Delivery) is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to retail electric providers (REPs) that sell power in the north-central, eastern and western parts of Texas. TXU Electric Delivery provides the essential service of delivering electricity safely, reliably and economically to end-use consumers through its distribution systems, as well as providing transmission services to other electricity distribution companies, cooperatives and municipalities and transmission grid connections to merchant power plants and interconnection to other transmission grids in Texas. Most of TXU Electric Delivery’s power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law.

As an electric transmission and distribution public utility in Texas, TXU Electric Delivery is regulated by the Public Utility Commission of Texas (Commission).

On February 26, 2007, TXU Corp. announced that it had entered into an Agreement and Plan of Merger, dated February 25, 2007 (Merger Agreement), with Texas Energy Future Holdings Limited Partnership (Merger Sub Parent) and Texas Energy Future Merger Sub Corp (Merger Sub), whereby TXU Corp. would merge with Merger Sub and TXU Corp. would become a wholly-owned subsidiary of Merger Sub Parent. For further details on the proposed transaction, refer to the section entitled “Proposed Merger” below.

TXU Electric Delivery operates the largest distribution and transmission system in Texas, providing power to over 3 million electricity delivery points over more than 100,000 miles of distribution lines and 14,300 miles of transmission lines. At December 31, 2006, TXU Electric Delivery had approximately 3,400 full-time employees, including approximately 160 in a collective bargaining unit. A new bargaining unit, representing approximately 500 employees, was certified in TXU Electric Delivery in December 2006 and negotiations will begin on an initial labor agreement in early 2007.

TXU Electric Delivery operates within the Electric Reliability Council of Texas (ERCOT) region. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the Independent System Operator of the interconnected transmission system of those systems. ERCOT is responsible for ensuring reliability, adequacy and security of the electric systems as well as nondiscriminatory access to transmission service by all wholesale market participants in the ERCOT region. ERCOT’s membership consists of approximately 150 members, including electric cooperatives, municipal power agencies, investor-owned independent generators, independent power marketers, electric transmission and distribution utilities and independent REPs.

TXU Electric Delivery’s financial statements include its wholly-owned, bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC. TXU Electric Delivery Transition Bond Company LLC was organized for the limited purpose of issuing securitization bonds to recover generation-related regulatory asset stranded costs and other qualified costs.

TXU Electric Delivery is managed as an integrated business; consequently, there are no separate reportable business segments.

Proposed Merger

Summary Description of Merger Agreement and Proposed Merger

The following disclosure is as provided in TXU Corp.’s 2006 Annual Report on Form 10-K.

On February 25, 2007, TXU Corp. entered into the Merger Agreement with Merger Sub Parent and Merger Sub, whereby TXU Corp. would merge with Merger Sub and TXU Corp. would become a wholly-owned subsidiary of Merger Sub Parent. Merger Sub Parent and Merger Sub are entities directly and indirectly owned by a private investment group consisting of entities advised by or affiliated with Kohlberg Kravis Roberts & Co. and Texas Pacific Group (Sponsors).

Under the terms of the Merger Agreement, the Sponsors will acquire all of the outstanding shares of TXU Corp. for $69.25 per share, representing a transaction value of approximately $32 billion in addition to the assumption by the Sponsors and the Merger Sub Parent of approximately $12 billion of debt. The Merger Agreement contemplates that upon the merger of Merger Sub with TXU Corp., each outstanding share of TXU Corp. common stock will be cancelled and converted into the right to receive $69.25 in cash, without interest, except for shares held by either TXU Corp. or the Sponsors or their affiliates, or by dissenting shareholders until their rights to dispute are satisfied.

The Merger Agreement contains a “go-shop” provision pursuant to which TXU Corp. has the right to solicit and engage in discussions and negotiations with respect to competing proposals through April 16, 2007. TXU Corp.’s board of directors, with the assistance of its independent advisors, intends to solicit proposals during this go-shop period. After April 16, 2007, TXU Corp. may continue discussions with certain persons who have made proposals prior to the end of the go-shop period. After the go-shop period, TXU Corp. is not permitted to solicit additional proposals and may not share information or have discussions regarding alternative proposals, except in certain circumstances. There can be no assurances that the solicitation of proposals will result in an alternative transaction. TXU Corp. does not intend to disclose developments with respect to this solicitation process unless and until its board of directors has made a decision regarding any alternative proposals.

The Merger Agreement contains certain operating covenants with respect to TXU Corp. and its subsidiaries pending the consummation of the proposed merger. Generally, unless the parties have otherwise agreed with respect to specified business activities or TXU Corp. obtains the Merger Sub Parent’s prior written consent, which consent cannot be unreasonably withheld, conditioned or delayed by the Merger Sub Parent, TXU Corp. and its subsidiaries must carry on their businesses in a manner consistent with a business plan that was negotiated between TXU Corp. and Merger Sub Parent and otherwise in the ordinary course of business and use reasonable best efforts to preserve their present business organizations intact and maintain existing relationships and goodwill with governmental entities, customers, suppliers, employees and business organizations. In addition, the Merger Agreement contains certain specific restrictions or limitations on the activities of each of TXU Corp. and its subsidiaries, subject to the receipt of the Merger Sub Parent’s prior written consent, which consent cannot be unreasonably withheld, conditioned or delayed by the Merger Sub Parent, including the issuance or repurchase of capital stock, the amendment of its organization documents, acquisitions and dispositions of assets in excess of specified amounts, capital expenditures in excess of specified amounts, incurrence of certain indebtedness, modification of certain employee compensation and benefits arrangements, discharging of liabilities and changes to TXU Corp.’s trading policies, as well as executing specified trading transactions; however, TXU Corp. is permitted to declare and pay its regular quarterly dividend at the current rate of $0.4325 per quarter.

TXU Corp. may terminate the Merger Agreement under certain circumstances, including if its board of directors determines in good faith that it has received a superior proposal, and otherwise complies with certain terms of the Merger Agreement. In connection with a termination, TXU Corp. would have to pay a fee of $1 billion to Merger Sub Parent, unless such termination is in connection with a superior proposal submitted by certain persons who made such a proposal prior to the end of the go-shop period, in which case the fee will be $375 million. In certain other circumstances, the Merger Agreement provides for Merger Sub Parent to pay to TXU Corp. a fee of $1 billion upon termination of the Merger Agreement.

Consummation of the proposed merger is subject to various conditions, including approval of the merger by a vote of two-thirds of the outstanding shares of TXU Corp. common stock, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval of the Federal Energy Regulatory Commission (FERC) and the Nuclear Regulatory Commission (NRC) other customary closing conditions. In addition, Merger Sub Parent and Merger Sub will not be obligated to consummate the proposed merger unless the representations and warranties of TXU Corp. set forth in the Merger Agreement are true and correct as of the closing date, except where any failures of any representations and warranties to be true and correct, individually or in the aggregate, would not reasonably be expected to have a material adverse effect on TXU Corp. TXU Corp. also expects to seek approval of the Federal Communications Commission in connection with the closing of the proposed merger. TXU Corp. currently expects that the proposed merger will occur in the second half of 2007; however, there can be no assurance that the proposed merger will be consummated.

The Merger Agreement was filed with the US Securities and Exchange Commission (SEC) on a Form 8-K on February 26, 2007. The foregoing descriptions of the Merger Agreement and the proposed merger do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Merger Agreement.

Financing in Connection with the Proposed Merger

In connection with the proposed merger, Merger Sub has received a debt commitment letter from a group of lenders (Debt Financing Sources) to provide funds for the purpose of financing the proposed merger (collectively, the Merger Funds). In addition to the equity financing to be provided by the Sponsors, it is expected that the Merger Funds will be funded by approximately $24.6 billion in indebtedness provided by the Debt Financing Sources, the substantial majority of which is anticipated to be incurred by TXU Energy Company, secured by substantially all of the assets of TXU Energy Company and its subsidiaries, and guaranteed by substantially all of the subsidiaries of TXU Energy Company. It is expected that a portion of the Merger Funds will be funded with unsecured debt issued at TXU Corp. In addition to the Merger Funds, the debt commitments provide for funds to repay some outstanding indebtedness of TXU Corp. and its subsidiaries, and to pay fees and expenses incurred in connection with the proposed merger. Significant liquidity facilities will be made available to 1) TXU Energy Company to provide for ongoing working capital and other general corporate purposes of the surviving corporation and its subsidiaries after the consummation of the proposed merger and 2) TXU Electric Delivery to provide for ongoing working capital and for other general corporate purposes for TXU Electric Delivery and its subsidiary. None of the new debt to be incurred (other than the TXU Electric Delivery liquidity facility) will be raised at, guaranteed by, or secured by the assets of, TXU Electric Delivery. While Merger Sub Parent has advised TXU Corp. that there is significant uncertainty as to the various details of the ultimate structure of the debt financing (including whether TXU Corp. will guarantee any of the debt of TXU Energy Company) and the outstanding debt securities that may be repaid or refinanced, the proposed merger is not conditioned on the receipt of such debt financing and the availability of the debt financing from the Debt Financing Sources is subject only to documentary and other customary closing conditions.

Overview of TXU Corp. Business Growth Strategies

In 2004, TXU Corp. launched a three-phase restructuring program to restore financial strength, drive performance improvement with a competitive industrial company perspective and allocate capital in a disciplined and efficient manner.

•

Phase one involved divesting of value-disadvantaged businesses and using the sales proceeds, operating cash flows and cash on hand to simplify the capital structure and improve financial flexibility. This phase also included changing pricing and commodity price hedging strategies to reflect rising natural gas prices, resolving significant litigation risks and lowering business process costs through a significant outsourcing arrangement. Phase one was completed in 2004.

•

Phase two included implementation of initiatives to achieve operational excellence across the business, targeting industry-leading performance standards for productivity, reliability and customer service and embedding a high-performance industrial culture. Phase two work has been largely completed but remains ongoing as a basis for continuous process improvement.

•

Phase three included development and implementation of the growth strategy for TXU Corp. and its two operating segments. In 2006, actions were initiated to execute this strategy by way of several key initiatives launched during the year. TXU Corp. has agreed to reevaluate its strategy in connection with the proposed merger.

TXU Electric Delivery Strategy

TXU Electric Delivery’s goal is to achieve top decile reliability, service levels and cost performance through efficient capital and technology deployment. In its core service territory, TXU Electric Delivery is redesigning the model that it uses for network and technology investments, driving standardization and significantly enhancing efficiency. TXU Electric Delivery expects to increase its investments in the transmission and distribution network and in new technologies such as advanced meter reading and remote system monitoring as discussed below under “Technology Initiatives.” Capital investment over the next five years is expected to average more than $700 million per year, an increase of more than 30 percent relative to the previous 10-year annual average. This expanded program is expected to reduce congestion costs, enhance network integrity and improve reliability and customer service standards in North Texas by the end of the decade. TXU Electric Delivery expects to improve the efficiency and lower the cost of utility facilities construction, power restoration and maintenance activities through a new business services arrangement discussed below under “New Utility Services Joint Venture”.

TXU Electric Delivery also intends to seek opportunities to scale its operating advantage and technology program regionally, looking to achieve operating efficiencies, leverage its asset management capabilities over a larger grid and execute a coordinated technology and infrastructure investment program to improve reliability. TXU Electric Delivery believes that the infrastructure and technology investment needs in the electricity transmission and delivery sector are going to increase significantly over the coming years both regionally and nationally. TXU Electric Delivery believes it is well-positioned to participate in this build-out on a broader basis as an operator capable of coordinating and managing large-scale investment programs. Given the pending merger, TXU Electric Delivery will reevaluate its strategies, particularly its growth strategy.

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

TXU Electric Delivery is a member of ERCOT, and the transmission business actively supports the operations of ERCOT and market participants. The transmission business participates with ERCOT and other member utilities to plan, design, construct and operate new transmission lines, with regulatory approval, necessary to maintain reliability, interconnect to merchant power plants, increase bulk power transfer capability and minimize limitations and constraints on the ERCOT transmission grid.

Transmission revenues are provided under tariffs approved by either the Commission or, to a small degree, the US Federal Energy Regulatory Commission (FERC). Network transmission revenues compensate TXU Electric Delivery for delivery of power over transmission facilities operating at 60 kilovolts (kV) and above. Transformation service revenues compensate TXU Electric Delivery for substation facilities that transform power from high-voltage transmission to distribution voltages below 60 kV. Other services offered by the transmission business include, but are not limited to: system impact studies, facilities studies and maintenance of transformer equipment, substations and transmission lines owned by other nonretail parties.

Provisions of the 1999 Restructuring Legislation allow TXU Electric Delivery to annually update its transmission rates to reflect changes in invested capital. These provisions encourage investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

TXU Electric Delivery’s transmission facilities include 4,680 circuit miles of 345-kV transmission lines and 9,684 circuit miles of 138- and 69-kV transmission lines. In 2006, 198 circuit miles of new 345-kV transmission lines were constructed. Forty-five generating plants totaling 32,699 MW are directly connected to TXU Electric Delivery’s transmission system, and 710 distribution substations are served from TXU Electric Delivery’s transmission system.

TXU Electric Delivery’s transmission facilities have the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345 kV	138 kV	69 kV
Centerpoint Energy Inc.	8	—	—
American Electric Power Company, Inc (a).	4	7	12
Lower Colorado River Authority	6	20	3
Texas Municipal Power Agency	8	9	—
Texas New Mexico Power	2	9	11
Brazos Electric Power Cooperative	4	94	21
Rayburn Country Electric Cooperative	—	27	7
City of Georgetown	—	2	—
Other small systems operating wholly within Texas	—	10	3

(a)	One of the four 345-kV lines is an asynchronous high voltage direct current interconnection with the Southwest Power Pool.

Electricity Distribution

TXU Electric Delivery’s electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including power delivery, power quality and system reliability. The TXU Electric Delivery distribution system includes over 3 million points of delivery. The electricity distribution business consists of the ownership, management, construction, maintenance and operation of the distribution system within TXU Electric Delivery’s certificated service area. Over the past five years, the number of TXU Electric Delivery’s distribution system points of delivery served has been growing an average of 2% per year, adding approximately 43,000 points of delivery in 2006.

TXU Electric Delivery’s distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through approximately 3,000 distribution feeders.

The TXU Electric Delivery distribution system consists of 56,102 miles of overhead primary conductors, 21,879 miles of overhead secondary and street light conductors, 14,578 miles of underground primary conductors and 9,114 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

Customers

TXU Electric Delivery’s transmission customers consist of municipalities, electric cooperatives and other distribution companies. TXU Electric Delivery’s distribution customers consist of approximately 60 REPs in TXU Electric Delivery’s certificated service area, including TXU Energy Company’s retail subsidaries. For the year ended December 31, 2006, distribution revenues from TXU Energy Company represented 52% of TXU Electric Delivery’s distribution revenues and 46% of TXU Electric Delivery’s total revenues. The retail customers who purchase and consume electricity delivered by TXU Electric Delivery are free to choose their electricity supplier from REPs who compete for their business.

Technology Initiatives

In 2006, TXU Electric Delivery finalized an agreement with CURRENT Communications Group, LLC (CURRENT), to utilize TXU Electric Delivery’s power distribution network as a broadband-enabled “Smart Grid.” CURRENT plans to design, build and operate the “broadband over power line” (BPL) network covering the majority of the TXU Electric Delivery certificated service area. Build-out of the BPL network began in 2006 with the installation of fiber optic cable and additional investment in advanced data management systems. This modernized grid is expected to enhance TXU Electric Delivery’s ability to deliver top decile electric service reliability and provide the potential for additional products and services from REPs that will enable businesses and consumers to manage their electricity usage and costs. Under the terms of the agreement with CURRENT, TXU Electric Delivery expects to incur service fees totaling approximately $150 million over a 10 year period commencing in 2007 to utilize the Smart Grid capabilities of CURRENT’s BPL network.

Overlaid on the existing electric distribution network, the CURRENT BPL network will incorporate advanced digital communication and computing capabilities that provide real-time monitoring through the electric distribution network, which is expected to enable TXU Electric Delivery to:

•	increase network reliability and power quality;

•	prevent, detect and restore customer outages more effectively; and

•	implement advanced meter monitoring more efficiently.

Additionally, CURRENT will leverage the same BPL network to provide homes and businesses with high-performance broadband and wireless services, including voice, video and high-speed Internet access provided over existing electrical lines by having customers simply plug into any electrical outlet.

To take full advantage of the BPL network, TXU Electric Delivery has initiated replacement of existing meters with advanced digital metering technology. Installation of these advanced meters is expected to speed connects/disconnects where applicable and ultimately facilitate the creation of new products and service offerings by REPs, including time-of-use options and various new billing methods. TXU Electric Delivery has installed 285,000 advanced meters as of December 31, 2006 and plans to install up to 500,000 additional advanced meters in 2007. TXU Electric Delivery expects to replace all of its 3 million meters with advanced meters under this technology initiative by 2012 for a total investment of approximately $450 million. Texas legislation provides for a special surcharge that includes the recovery of and return on a utility’s investment related to advanced metering technology to incent electricity delivery utilities to invest in this new technology.

New Utility Services Joint Venture

In the second quarter of 2006, TXU Corp. and InfrastruX Group announced the formation of a joint venture, InfrastruX Energy Services, that expects to provide utility construction, power restoration, maintenance and other services nationwide. TXU Corp. also announced an agreement between TXU Electric Delivery and InfrastruX Energy Services under which TXU Electric Delivery will receive such services from the joint venture. The contractual amount of the services agreement is $8.7 billion over the 10-year term.

Under the terms of the joint venture arrangement, over 2,000 current TXU Electric Delivery employees are expected to become employees of the joint venture. These employees represent essentially all of TXU Electric Delivery’s field operations personnel, consisting primarily of construction, maintenance and engineering staff. InfrastruX Group expects to contribute all its operations to the joint venture, including its 3,000 current employees. These operations generated revenues of approximately $400 million in 2005.

The Commission has announced that it intends to review the proposed joint venture transaction. TXU Electric Delivery cannot predict the timing and results of the Commission’s review. Such review has delayed the closing of the transaction.

Regulation and Rates

As its operations are wholly within Texas, TXU Electric Delivery believes that it is not a public utility as defined in the Federal Power Act and has been advised by its counsel that it is not subject to general regulation under such act.

The Commission has original jurisdiction over transmission and distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the Commission and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, the Public Utility Regulatory Act (PURA) prohibits the collection of any rates or charges by a public utility (as defined by PURA) that does not have the prior approval of the appropriate regulatory authority (Commission or municipality with original jurisdiction).

At the state level, PURA, as amended, requires owners or operators of transmission facilities to provide open-access wholesale transmission services to third parties at rates and terms that are nondiscriminatory and comparable to the rates and terms of the utility’s own use of its system. The Commission has adopted rules implementing the state open-access requirements for utilities that are subject to the Commission’s jurisdiction over transmission services, such as TXU Electric Delivery.

ENVIRONMENTAL REGULATIONS AND RELATED CONSIDERATIONS

Water

The Texas Commission on Environmental Quality (TCEQ) has jurisdiction over water discharges (including storm water) from Texas facilities. Facilities of TXU Electric Delivery are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TXU Electric Delivery holds all required waste water discharge permits from the TCEQ for facilities in operation and has applied for or obtained necessary permits for facilities under construction. TXU Electric Delivery believes it can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure Plans (SPCC) for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain plans and facilities. TXU Electric Delivery has determined that SPCC plans will be required for certain substations, work centers and distribution systems by July 1, 2009. TXU Electric Delivery is currently compiling data for development of these plans.

Solid Waste

Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ has issued regulations under the Texas Solid Waste Disposal Act applicable to facilities of TXU Electric Delivery. TXU Electric Delivery is in compliance with applicable solid and hazardous waste regulations.

TXU Electric Delivery’s capital expenditures for environmental matters were $5 million in 2006 and are expected to be approximately $5 million in 2007.

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

TXU Electric Delivery’s businesses operate in changing market environments influenced by various state and federal legislative and regulatory initiatives regarding the restructuring of the energy industry. TXU Electric Delivery will need to adapt to these changes.

TXU Electric Delivery’s business is subject to changes in state and federal laws (including PURA, the Federal Power Act, Public Utility Regulatory Policies Act of 1978 and the Energy Policy Act of 2005) and changing governmental policy and regulatory actions (including those of the Commission, the FERC, TCEQ and the EPA) with respect to matters including, but not limited to, market structure and design, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments and return on invested capital. Changes in, revisions to or reinterpretations of existing laws and regulations (particularly with respect to rate recovery), together with new laws and regulations, may have an adverse effect on TXU Electric Delivery’s business.

The Texas Legislature convened in its regular biennial session beginning January 9, 2007. Public statements by key legislators, including the current Chairman of the House Committee on Regulated Industries, which has jurisdiction over electric industry issues in the House, and the Chairman of the Senate Committee on Business and Commerce, which has jurisdiction over electric industry issues in the Senate, indicate a high likelihood that various measures pertaining to the electric industry will be considered. TXU Electric Delivery is unable to predict the outcome of the 2007 legislative process. Any new laws and regulations may have an adverse effect on TXU Electric Delivery’s business.

TXU Electric Delivery’s business, revenues and results of operations are subject to risks that are beyond its control.

The majority of TXU Electric Delivery’s revenues are derived from rates that TXU Electric Delivery collects from each REP based on the amount of electricity TXU Electric Delivery distributes on behalf of each such REP. Thus, TXU Electric Delivery’s revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage. In addition, the operation of electricity transmission and distribution facilities involves many risks, including breakdown or failure of equipment and transmission lines, lack of sufficient capital to maintain the facilities, the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of efficiency. The occurrence of any of these events could result in lost revenues and/or increased expenses. In particular, older transmission and distribution equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep operating at peak efficiency or reliability. The risk of increased maintenance and capital expenditures arises from breakdown or damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, TXU Electric Delivery’s ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, TXU Electric Delivery could be subject to additional costs and/or the write-off of its investment in the project or improvement.

Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses. Likewise, TXU Electric Delivery’s ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside its control.

The litigation environment in which TXU Electric Delivery operates poses a significant risk to its business.

TXU Electric Delivery is involved in the ordinary course of business in a number of lawsuits involving employment, commercial, environmental and injuries and damages issues, among other matters. Judges and juries in the sate of Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and business tort case. TXU Electric Delivery uses legal and appropriate means to contest litigation threatened or filed against it, but the litigation environment in the state of Texas poses a significant business risk.

The rates of TXU Electric Delivery’s business are subject to regulatory review.

The rates assessed by TXU Electric Delivery are regulated by the Commission and certain cities and are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. TXU Electric Delivery’s rates are regulated based on an analysis of TXU Electric Delivery’s costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of TXU Electric Delivery’s costs to have been prudently incurred, that the Commission will not reduce the amount of invested capital included in the capital structure that TXU Electric Delivery’s rates are based upon or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of TXU Electric Delivery’s costs, including regulatory assets reported in the balance sheet and the return on invested capital allowed by the Commission

In 2004, certain cities (Cities) within TXU Electric Delivery’s service territory, acting in their role as a regulatory authority with original jurisdiction, initiated inquiries to determine if TXU Electric Delivery’s Commission-established rates were just and reasonable. TXU Electric Delivery has entered into settlements deferring rate action but TXU Electric Delivery will be required to file a rate case in 2008, based on a 2007 test year, unless TXU Electric Delivery and the Cities mutually agree that such a filing is unnecessary. At its January 10, 2007 open meeting, the Commission indicated that it would not require TXU Electric Delivery to file a rate case prior to the date scheduled under the terms of the settlements with the Cities. The Commission stated that it would hold this matter in abeyance until TXU Electric Delivery files its 2006 earnings monitoring report on May 15, 2007.

While TXU Electric Delivery believes the rates are just and reasonable, it cannot predict the results of any rate case.

TXU Corp.’s growth strategy for TXU Electric Delivery’s businesses may not be executed as planned which could adversely impact its financial condition and results of operations.

As discussed above, TXU Electric Delivery is in the process of reevaluating its growth strategy in conjunction with the proposed merger. To the extent that it decides to pursue its original growth strategy, there can be no guarantee that the execution of TXU Electric Delivery’s growth strategy for its business will be successful as this strategy is dependent upon many factors. Changes in laws, regulations, costs or other factors could negatively impact the execution of TXU Electric Delivery’s growth strategy, including causing management to change the strategy. Even if TXU Electric Delivery is able to execute its growth strategy, it may take longer than expected at costs higher than expected.

For example, there can be no guarantee that the capital investments TXU Electric Delivery intends to make will produce the desired reductions in cost and improvements to service and reliability, particularly with respect to its new technology program. Execution of TXU Electric Delivery’s growth strategy, if achieved, may take longer than expected at costs higher than expected. TXU Electric Delivery’s growth strategy is dependent upon many variables, including, but not limited to, market, legislative and regulatory dynamics. Any change to any of these dynamics could effect the execution of TXU Electric Delivery’s growth strategy, including causing management to change its strategy.

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

It is intended that, under the services agreement between InfrastruX Energy Services and TXU Electric Delivery, TXU Electric Delivery will receive sufficient services to provide service to its customers. In the event InfrastruX Energy Services fails to provide sufficient services, TXU Electric Delivery will have to identify an alternative means to acquire sufficient services. TXU Electric Delivery may not be able to readily find replacement services and such services may be more costly than those provided by InfrastruX Energy Services. Should TXU Electric Delivery wish to terminate or materially modify the services agreement, InfrastruX Energy Services and TXU Electric Delivery would also incur transition costs. Failure to obtain sufficient services and costs to acquire replacement services (including transition costs) could adversely affect the financial condition and results of operations of TXU Electric Delivery.

The Commission has requested to review the proposed joint venture transaction. TXU Electric Delivery cannot predict the timing and results of the Commission’s review. Such review has delayed the closing of the transaction.

Ongoing performance improvement initiatives may not achieve desired cost reductions and may instead result in significant additional costs if unsuccessful.

The implementation of performance improvement initiatives identified by management may not produce the desired reduction in costs and may result in disruptions arising from employee displacements and the rapid pace of changes to organizational structure and operating practices and processes. Specifically, TXU Electric Delivery is subject to the risk that the joint venture outsourcing arrangement with Capgemini or other similar arrangements may not produce the desired cost savings. Should TXU Electric Delivery wish to terminate or modify the arrangement with Capgemini or other providers as a result of cost or quality issues, or if Capgemini or those other providers become financially unable to perform their obligations, TXU Electric Delivery would incur transition costs, which would likely be significant, to switch to another vendor.

Technological change may make alternative energy sources more attractive resulting in reduced demand for TXU Electric Delivery’s delivery system.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with the traditional generation plants. Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of TXU Electric Delivery’s distribution facilities. Changes in technology could also alter the channels through which retail electric customers buy electricity. To the extent self-generation facilities become a more cost-effective option for consumers, TXU Electric Delivery’s revenues could be reduced.

TXU Electric Delivery’s revenues are concentrated in a small number of customers.

TXU Electric Delivery’s revenues from the distribution of electricity are collected from approximately 60 REPs, including TXU Energy Company, that sell the electricity TXU Electric Delivery distributes to their customers. TXU Electric Delivery depends on these REPs to timely remit these revenues to TXU Electric Delivery. TXU Electric Delivery could experience delays or defaults in payment from these REPs. For the year ended December 31, 2006, distribution revenues from TXU Energy Company represented 52% of TXU Electric Delivery’s distribution revenues.

In addition to revenues, TXU Electric Delivery is owed other significant amounts from TXU Energy Company. For example, the incremental income taxes TXU Electric Delivery will pay on the increased delivery fees to be charged to TXU Electric Delivery’s customers related to the aggregate issuance of approximately $1.3 billion in securitization bonds will be reimbursed by TXU Energy Company. Therefore, TXU Electric Delivery’s financial statements reflect a $356 million receivable from TXU Energy Company that will be extinguished as TXU Electric Delivery pays the related income taxes.

TXU Electric Delivery’s results of operations and financial condition could be negatively impacted by any development or event beyond its control that causes a material economic weakness in Texas or the ERCOT region.

TXU Electric Delivery derives substantially all of its operations in the ERCOT region. As a result, regardless of the state of the economy in areas outside of the ERCOT region, economic weakness in the ERCOT region could lead to reduced demand for delivery services in ERCOT region. Such a reduction could have a material impact on TXU Electric Delivery’s results of operations and financial condition.

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

A downgrade in TXU Electric Delivery’s credit ratings could negatively affect its ability to access capital.

In connection with the announcement of the proposed merger, Fitch Ratings, Ltd. (Fitch) downgraded TXU Electric Delivery’s long-term debt ratings and Standard & Poor’s Rating Services (S&P) and Moody’s Investor Services, Inc. (Moody’s) warned that they might do the same. Downgrades in TXU Electric Delivery’s long-term debt ratings generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease.

Most of TXU Electric Delivery’s large customers, suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions. As TXU Electric Delivery’s credit ratings decline, particularly below investment grade, the costs to operate its business would increase because counterparties may require the posting of collateral in the form of cash-related instruments, or counterparties may decline to do business with TXU Electric Delivery. As a result of recent rating agency actions regarding the ratings of TXU Electric Delivery and its affiliates, TXU Electric Delivery’s ability to utilize the commercial paper markets has been reduced and, to the extent available, made more expensive.

TXU Electric Delivery may not be able to attract or retain key management employees.

The announcement of the proposed merger may have a negative impact on TXU Electric Delivery’s ability to attract and retain key management and maintain and attract new third party relationships. Any such events could have a material negative impact on TXU Electric Delivery’s results of operations and financial condition.

In the future, TXU Electric Delivery could have liquidity needs that could be difficult to satisfy under some circumstances.

The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact TXU Electric Delivery’s ability to sustain and grow its businesses, which are capital intensive, and would increase its capital costs. TXU Electric Delivery relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. TXU Electric Delivery’s access to the financial markets could be adversely impacted by the announcement of the proposed merger and various other factors, such as:

•	changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;

•	inability to access commercial paper markets;

•	changes in interest rates;

•	a deterioration of TXU Electric Delivery’s credit or a reduction in TXU Electric Delivery’s credit ratings or further reductions in the credit ratings of TXU Corp. or TXU Corp.’s other subsidiaries;

•	a material breakdown in TXU Electric Delivery’s risk management procedures; and

•	the occurrence of material adverse changes in TXU Electric Delivery’s businesses that restrict TXU Electric Delivery’s ability to access its liquidity facilities.

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

The information required hereunder is set forth under Quantitative and Qualitative Disclosures about Market Risk under Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

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

An evaluation was performed under the supervision and with the participation of TXU Electric Delivery’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2006. Based on the evaluation performed, TXU Electric Delivery’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

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

TXU Electric Delivery’s board of directors has no Audit Committee of its own, but relies upon the Audit Committee of the board of directors of TXU Corp. (Committee). The Committee has adopted a policy relating to the engagement of TXU Corp.’s independent auditor. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, Deloitte & Touche LLP may be engaged to provide nonaudit services as described herein. Prior to engagement, all services to be rendered by the independent auditors must be authorized by the Committee in accordance with preapproval procedures which are defined in the policy. The preapproval procedures require (i) the annual review and preapproval by the Committee of all anticipated audit and nonaudit services; and (ii) the quarterly preapproval by the Committee of services, if any, not previously approved and the review of the status of previously approved services. The Committee may also approve certain ongoing nonaudit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed by the independent auditor in 2006 were preapproved.

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

For the years ended December 31, 2006 and 2005, fees billed to TXU Electric Delivery by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows:

	2006	2005
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$665,000	$543,000

Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	—	—

Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	—	—

All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews and litigation and rate case assistance	—	—

Total	$665,000	$543,000

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
Date: March 6, 2007
	By	/s/ T. L. Baker
(T. L. Baker, Chairman of the Board and Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Electric Delivery Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ T.L. BAKER	Principal Executive
(T.L. Baker, Chairman of the Board and Chief Executive)	Officer and Director	March 6, 2007

/s/ DAVID M. DAVIS	Principal Financial Officer	March 6, 2007
(David M. Davis, Vice President and Principal Financial Officer)

/s/ STAN SZLAUDERBACH	Principal Accounting Officer	March 6, 2007
(Stan Szlauderbach, Senior Vice President)

/s/ DAVID A. CAMPBELL	Director	March 6, 2007
(David A. Campbell)

/s/ C. JOHN WILDER	Director	March 6, 2007
(C. John Wilder)

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of TXU Electric Delivery Company during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Appendix A

TXU ELECTRIC DELIVERY COMPANY

INDEX TO FINANCIAL INFORMATION

December 31, 2006

TXU ELECTRIC DELIVERY COMPANY

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(millions of dollars, except ratios)
Total assets — end of year	$10,709	$9,911	$9,493	$9,316	$9,015

Property, plant and equipment – net — end of year	$7,608	$7,067	$6,609	$6,333	$6,056
Capital expenditures	$840	$733	$600	$543	$513
Capitalization — end of year
Long-term debt, less amounts due currently	$3,811	$4,107	$4,199	$3,983	$4,080
Shareholder’s equity	2,975	2,935	2,687	2,856	2,649

Total	$6,786	$7,042	$6,886	$6,839	$6,729

Capitalization ratios — end of year
Long-term debt, less amounts due currently	56.2%	58.3%	61.0%	58.2%	60.6%
Shareholder’s equity	43.8%	41.7%	39.0%	41.8%	39.4%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Embedded interest cost on long-term debt — end of year (a)	6.5%	6.5%	6.4%	6.9%	7.2%

Operating revenues	$2,449	$2,394	$2,226	$2,087	$1,994
Net income (b)	$344	$351	$273	$258	$122

Ratio of earnings to fixed charges	2.74	2.87	2.29	2.24	2.32

(a)	Represents the annual interest and amortization of any discounts, premiums, issuance costs and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus or minus the unamortized balance of any discounts, premiums, issuance costs and gains/losses on reacquisitions at the end of the year and excludes advances from affiliates.
(b)	Amount in 2004 includes an extraordinary gain of $16 million after-tax related to a regulatory asset adjustment and a credit of $2 million after-tax representing a cumulative effect of change in accounting principle. Amount in 2002 includes a $123 million after-tax extraordinary loss related to the writedown of a regulatory asset. (See Notes 1 and 13 to Financial Statements.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

BUSINESS

TXU Electric Delivery is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A significant portion of TXU Electric Delivery’s revenues represent fees for delivery services provided to TXU Energy Company. Distribution revenues from TXU Energy Company represented 52% of TXU Electric Delivery’s distribution revenues and 46% of TXU Electric Delivery’s total revenues for the year ended December 31, 2006.

TXU Electric Delivery’s financial statements include its wholly-owned, bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, which was organized for the limited purpose of issuing securitization (transition) bonds to recover generation-related regulatory asset stranded costs and other qualified costs.

On February 26, 2007, TXU Corp. announced that it had entered into an Agreement and Plan of Merger, dated February 25, 2007 (Merger Agreement), with Texas Energy Future Holdings Limited Partnership (Merger Sub Parent) and Texas Energy Future Merger Sub Corp (Merger Sub), whereby TXU Corp. would merge with Merger Sub, and TXU Corp. would become a wholly-owned subsidiary of Merger Sub Parent. See Note 17 to Financial Statements.

Following is a discussion of TXU Electric Delivery’s key operating developments.

Significant Developments in 2006

New Utility Services Joint Venture

In the second quarter of 2006, TXU Corp. and InfrastruX Group announced the formation of a joint venture, InfrastruX Energy Services, that expects to provide utility construction, power restoration, maintenance and other services nationwide. TXU Corp. also announced an agreement between TXU Electric Delivery and InfrastruX Energy Services under which TXU Electric Delivery will receive such services from the joint venture. The contractual amount of the services agreement is $8.7 billion over the 10-year term.

Under the terms of the joint venture arrangement, over 2,000 current TXU Electric Delivery employees are expected to become employees of the joint venture. These employees represent essentially all of TXU Electric Delivery’s field operations personnel, consisting primarily of construction, maintenance and engineering staff. InfrastruX Group expects to contribute all its operations to the joint venture, including its 3,000 current employees. These operations generated revenues of approximately $400 million in 2005. In addition, TXU Electric Delivery (through TXU Corp.) expects to contribute approximately $30 million in tools and other equipment to the joint venture and also expects to sell approximately $60 million in inventory, principally poles and wire, to the joint venture in exchange for a 10-year note receivable. TXU Electric Delivery expects to incur transition expenses related to the arrangement of up to $19 million, of which $7 million was expensed in 2006.

The Commission has announced that it intends to review the proposed joint venture transaction. TXU Electric Delivery cannot predict the timing and results of the Commission’s review. Such review has delayed the closing of the transaction.

Technology Initiatives

In 2006, TXU Electric Delivery finalized an agreement with CURRENT Communications Group, LLC (CURRENT), to utilize TXU Electric Delivery’s power distribution network as a broadband-enabled “Smart Grid.” CURRENT plans to design, build and operate the “broadband over power line” (BPL) network covering the majority of the TXU Electric Delivery certificated service area. Build-out of the BPL network began in 2006 with the installation of fiber optic cable and additional investment in advanced data management systems. This modernized grid is expected to enhance TXU Electric Delivery’s ability to deliver top decile electric service reliability and provide the potential for additional products and services from REPs that will enable businesses and consumers to manage their electricity usage and costs. Under the terms of the agreement with CURRENT, TXU Electric Delivery expects to incur service fees totaling approximately $150 million over a 10 year period commencing in 2007 to utilize the Smart Grid capabilities of CURRENT’s BPL network.

Overlaid on the existing electric distribution network, the CURRENT BPL network solution will incorporate advanced digital communication and computing capabilities that, for the first time, provide real-time monitoring through the electric distribution network, which is expected to enable TXU Electric Delivery to:

•	increase network reliability and power quality;

•	prevent, detect and restore customer outages more effectively; and

•	implement advanced meter monitoring more efficiently.

Additionally, CURRENT will use the same BPL network to provide homes and businesses with high-performance broadband and wireless services, including voice, video and high-speed Internet access provided over existing electrical lines by having customers simply plug into any electrical outlet.

TXU Corp. has made a small investment to acquire a noncontrolling interest in CURRENT. Other CURRENT investors include energy, financial services and technology companies.

To take full advantage of the BPL network, TXU Electric Delivery has initiated replacement of existing meters with advanced digital metering technology. Installation of these advanced meters is expected to speed connects/disconnects of electric service where applicable and ultimately facilitate the creation of new products and service offerings by REPs, including time-of-use options and various new billing methods. TXU Electric Delivery has installed 285,000 advanced meters as of December 31, 2006 and plans to install up to 500,000 additional advanced meters in 2007. TXU Electric Delivery expects to replace all of its 3 million meters with advanced meters under this technology initiative by 2012 for a total investment of approximately $450 million. Texas legislation provides for a special surcharge that includes the recovery of and return on a utility’s investment related to advanced metering technology to incent electricity delivery utilities to invest in this new technology.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

TXU Electric Delivery’s significant accounting policies are discussed in Note 1 to Financial Statements. TXU Electric Delivery follows accounting principles generally accepted in the US. Application of these accounting policies in the preparation of TXU Electric Delivery’s consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenue and expense during the periods covered. The following is a summary of certain critical accounting policies of TXU Electric Delivery that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Revenue Recognition — TXU Electric Delivery’s revenue includes an estimate for electricity delivery services provided from the meter reading date to the end of the period (unbilled revenue). Unbilled revenue is based on actual daily revenues for the most recent period, adjusted for weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period. Accrued unbilled revenues totaled $118 million, $112 million and $106 million at December 31, 2006, 2005 and 2004, respectively.

Regulatory Assets — The financial statements at December 31, 2006 and 2005, reflect total regulatory assets of $2.2 billion and $1.9 billion, respectively. These amounts include $1.3 billion and $1.5 billion, respectively, of generation-related regulatory assets recoverable by securitization (transition) bonds as discussed immediately below. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Notes 1 and 5 to Financial Statements.

Generation-related regulatory asset stranded costs arising prior to the 1999 Restructuring Legislation became subject to recovery through issuance of $1.3 billion principal amount of transition bonds in accordance with a regulatory financing order (see Note 1 to Financial Statements). As adjusted, the carrying value of the regulatory asset upon final issuance of the bonds in 2004 represented the projected future cash flows to be recovered from REPs by TXU Electric Delivery through revenues as a transition charge to service the principal and fixed rate interest on the bonds. The regulatory asset is being amortized to expense in an amount equal to the transition charge revenues being recognized.

Other regulatory assets that TXU Electric Delivery believes are probable of recovery, but are subject to review and possible disallowance in a future regulatory rate case, totaled $655 million at December 31, 2006. These amounts consist primarily of employee retirement costs (see Note 12 to Financial Statements) and storm-related service recovery costs.

Defined Benefit Pension Plans and Other Postretirement Employee Benefit Plans — TXU Electric Delivery is a participating employer in the pension plan sponsored by TXU Corp. and offers pension benefits through either a defined benefit plan or a cash balance plan. TXU Electric Delivery also participates in health care and life insurance benefit plans offered by TXU Corp. to eligible employees and their eligible dependents upon the retirement of such employees from TXU Electric Delivery. Reported costs of providing noncontributory pension and other postretirement employee benefits (OPEBs) are dependent upon numerous factors, assumptions and estimates.

Benefit costs are impacted by actual employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans, expected and actual earnings on plan assets and the discount rates used in determining the projected benefit obligation. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods.

In accordance with accounting rules, changes in benefit obligations associated with these factors may not be immediately recognized as costs in the income statement, but are recognized in future years over the remaining average service period of plan participants. As such, significant portions of benefit costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. Costs allocated from the plans are also impacted by movement of employees between participating companies. Pension and OPEB costs as determined under applicable accounting rules are summarized in the following table:

	Year Ended December 31,
	2006	2005	2004
Pension costs under SFAS 87	$41	$28	$16
OPEB costs under SFAS 106	61	50	34

Total benefit costs	$102	$78	$50
Less amounts deferred principally as a regulatory asset or property	(84)	(58)	(23)

Net amounts recognized as expense	$18	$20	$27

Funding of pension and OPEB plans	$28	$41	$37

Pension and OPEB costs increased $24 million to $102 million in 2006 primarily due to a lower discount rate (5.75% in 2006 compared to 6.00% in 2005) used to measure pension and OPEB obligations. The increase in pension and OPEB costs in 2005 of $28 million to $78 million was due primarily to pension and OPEB costs assumed by TXU Electric Delivery, as discussed immediately below, partially offset by fewer active employees following the 2004 Capgemini outsourcing transaction and other 2004 restructuring actions. See Note 2 to Financial Statements for a discussion of the restructuring actions. Detailed information regarding TXU Electric Delivery’s pension and OPEB costs is provided in Note 12 to Financial Statements.

TXU Electric Delivery adopted SFAS 158 in December 2006, the effects of which are detailed in Note 12 to Financial Statements.

Regulatory Recovery of Pension and OPEB Costs — In June 2005, an amendment to PURA relating to TXU Corp.’s pension and OPEB costs was enacted by the Texas Legislature. This amendment, which was retroactively effective January 1, 2005, provides for the recovery by TXU Electric Delivery of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility, which in addition to its own employees consists largely of active and retired personnel engaged in TXU Energy Company’s activities, related to service of those additional personnel prior to the deregulation and disaggregation of TXU Corp.’s business. Accordingly, TXU Electric Delivery and TXU Energy Company entered into an agreement whereby TXU Electric Delivery assumed responsibility for applicable pension and OPEB costs related to those personnel.

The amendment additionally authorizes TXU Electric Delivery to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, in the second quarter of 2005 TXU Electric Delivery began deferring (principally as a regulatory asset or property) additional pension and postretirement benefit costs for the effect of the amendment. Amounts deferred are ultimately subject to regulatory approval.

Operating Data

	Year Ended December 31,
	2006	2005	2004	% Change 2006/2005	% Change 2005/2004
Operating statistics – volumes:
Electric energy delivered (GWh)	107,098	106,780	101,928	0.3	4.8

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	79.09	76.79	75.51	3.0	1.7
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.17	1.17	1.10	—	6.4
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	67.54	65.60	68.75	3.0	(4.6)

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters) (b)	3,056	3,013	2,971	1.4	1.4

Operating Revenues:
Electricity distribution revenues (c):
Affiliated (TXU Energy Company)	$1,137	$1,276	$1,418	(10.9)	(10.0)
Nonaffiliated	1,046	879	590	19.0	49.0

Total distribution revenues	2,183	2,155	2,008	1.3	7.3
Third-party transmission revenues	236	213	192	10.8	10.9
Other miscellaneous revenues	30	26	26	15.4	—

Total operating revenues	$2,449	$2,394	$2,226	2.3	7.5

(a)	SAIDI is the average number of electric service outage minutes per customer in a year. SAIFI is the average number of electric service interruptions per customer in a year. CAIDI is the average duration in minutes of interruptions to electric service in a year. The statistics presented are based on the preceding twelve months’ data.
(b)	Includes lighting sites, primarily guard lights, for which TXU Energy Company is the REP but are not included in TXU Energy Company’s customer count. Such sites totaled 82,337, 86,495 and 95,252 at December 31, 2006, 2005 and 2004, respectively.
(c)	Includes transition charges associated with the issuance of securitization bonds totaling $151 million, $152 million and $106 million for the years ended December 31, 2006, 2005 and 2004, respectively. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

RESULTS OF OPERATIONS

TXU Electric Delivery’s future results are expected to be impacted by the effects of the cities rate settlement described in Note 3 to the Financial Statements. Incremental expenses of approximately $70 million are being recognized almost entirely over the period from May 2006 through June 2008, of which $18 million has been recognized in the 2006 period.

TXU Electric Delivery’s future results are also expected to be impacted by additional transition costs associated with the InfrastruX Energy Services joint venture totaling an estimated $12 million expected to be expensed in the first half of 2007. Incremental expenses totaling $7 million were recognized in 2006. See Note 16 to Financial Statements.

TXU Electric Delivery is managed as an integrated business; consequently, there are no separate reportable business segments.

All dollar amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the tables therein are stated in millions of US dollars unless otherwise indicated.

2006 compared to 2005

Operating revenues increased $55 million, or 2%, to $2.4 billion in 2006. Delivered volumes rose less than 1%. The revenue increase reflected:

•	$24 million in higher transmission revenues primarily due to rate increases approved in 2005 and 2006 to recover ongoing investment in the transmission system;

•	an estimated $16 million due to growth in points of delivery; and

•	$9 million from increased distribution tariffs to recover higher transmission costs.

The effect of warmer weather on electricity consumption was largely offset by end-user efficiency measures in response to higher prices and warmer weather.

Operation and maintenance expense decreased $9 million, or 1%, to $804 million in 2006. The decrease reflected:

•	$10 million in lower incentive compensation expense;

•	$6 million due to increased labor capitalization rates and timing of expenses related to advanced meter installations;

•	$4 million in reduced contracting expenses associated with system reliability initiatives;

•	$3 million in lower bad debt expense;

•	$3 million in reduced civic-support costs;

•	$2 million in decreased employee benefits expense; and

•	$2 million lower legal and consulting fees,

partially offset by,

•	$19 million in increased fees paid to third party transmission entities; and

•	$3 million in higher sale of receivables program fees driven by higher interest rates.

Depreciation and amortization increased $29 million, or 6%, to $476 million in 2006. The increase reflected $23 million in depreciation related to normal additions and replacements of property, plant and equipment and a $4 million adjustment related to capitalized software costs.

Taxes other than income increased $15 million, or 4%, to $402 million in 2006. The increase was driven by higher delivered volumes in the period to which the tax applies and also includes $5 million in higher franchise fees under the cities rate settlement described in Note 3 to the Financial Statements.

Other income totaled $2 million and $4 million in 2006 and 2005, respectively. Other deductions totaled $27 million and $15 million in 2006 and 2005, respectively. Details of other income and deductions is provided in Note 16 to Financial Statements.

Interest expense increased $17 million, or 6%, to $286 million in 2006 due to higher average balances of commercial paper outstanding.

Income tax expense totaled $170 million in 2006 (including $156 million related to operating income and $14 million related to nonoperating income) compared to $174 million in 2005. The effective tax rate was comparable at 33.1% for both 2006 and 2005.

Net income decreased $7 million, or 2%, to $344 million driven by costs associated with the cities rate settlement and expenses related to the InfrastruX Energy Services agreement. Net pension and OPEB costs reduced net income by $12 million in 2006 and $13 million in 2005.

2005 compared to 2004

Operating revenues increased $168 million, or 8%, to $2.4 billion in 2005. This change reflected:

•	$46 million in higher transition charges associated with the issuance of securitization bonds in June 2004 (offset in total by higher amortization of the related regulatory asset as discussed below);

•	approximately $30 million related to warmer summer weather;

•	$22 million from continued implementation of power factor billing (power factor billing is a tariff adjustment applied to nonresidential end-use consumers that utilize inefficient equipment);

•	$21 million in base growth reflecting an increase in points of delivery;

•	$21 million from increased distribution tariffs to recover higher transmission costs; and

•	$21 million in increased transmission revenues due to rate increases approved in 2005 and 2004 and higher volumes.

Operation and maintenance expense decreased $2 million to $813 million in 2005. The decrease reflected:

•	$18 million in net lower shared services costs including the effects of the Capgemini outsourcing agreement (see Note 2 to Financial Statements);

•	$9 million decrease in employee benefits costs, reflecting lower health care costs due to plan changes; and

•	$6 million reduction in pension and OPEB costs, reflecting an amendment to PURA as discussed in Note 12 to Financial Statements,

partially offset by:

•	$13 million in increased spending for system reliability initiatives;

•	$4 million in increased metering expenses due to increased labor costs to accommodate increased consumer requested activities;

•	$3 million in higher transportation expense due to an increase in fuel and lease costs;

•	$3 million in increased third-party transmission costs due to increased rates;

•

$3 million in higher bad debt expense largely resulting from the establishment of an allowance for uncollectible accounts based on a credit-scoring methodology applied to outstanding REP accounts receivable; and

•	$2 million in higher meter reading expense due to increased rent, fuel and labor costs.

Depreciation and amortization increased $58 million, or 15%, to $447 million in 2005. The increase reflected $46 million in higher amortization of regulatory assets associated with the issuance of transition bonds (offsetting the same amount of revenue increase) and $15 million in higher depreciation due to normal additions and replacements of property, plant and equipment, partially offset by a $3 million decline reflecting the July 2004 transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction.

Taxes other than income increased $7 million, or 2%, to $387 million. The increase primarily reflected $7 million in higher property taxes due to increased investments in property.

Other income totaled $4 million in 2005 and $7 million in 2004. Other deductions totaled $15 million in 2005 and $55 million in 2004. See Note 16 to Financial Statements for additional detail.

Interest expense decreased $10 million, or 4%, to $269 million in 2005. The decrease includes $9 million from the impact of lower average interest rates and $2 million due to increased allowance for funds used during construction on higher construction expenditures.

Income tax expense was $174 million in 2005 (including $158 million related to operating income and $16 million related to nonoperating income) compared to $116 million in 2004. The effective income tax rate on income before extraordinary gain and cumulative effect of a change in accounting principle increased to 33.1% in 2005 from 31.3% in 2004. The increase is due primarily to the effect of ongoing relatively fixed amortization of tax benefits (statutory tax rate changes and investment tax credits) on a higher 2005 income base, partially offset by a $4 million credit in 2005 arising from the settlement of the IRS audit for the 1994 through 1996 tax years.

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

OTHER COMPREHENSIVE INCOME

TXU Electric Delivery’s other comprehensive income consisted of after-tax gains of $2 million and $6 million in 2006 and 2005, respectively, and an after-tax loss of $2 million in 2004. These amounts were associated with cash flow hedges (variable to fixed interest rate swaps) and minimum pension liability adjustments.

TXU Electric Delivery has historically used, and may in the future use, derivative financial instruments that are effective in offsetting future cash flow variability related to interest rates; these consist of interest rate swaps entered into to hedge variable rate debt. Amounts in accumulated other comprehensive income include the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amounts reclassified to net income as the original hedged transactions are actually settled and affect earnings, unless the hedged transactions become probable of not occurring.

After-tax losses of $2 million in 2006 and $1 million in 2005 and 2004, respectively, were recognized in earnings related to settled cash flow hedges.

See discussion in Note 12 to financial statements regarding minimum pension liability adjustments reported in other comprehensive income.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flows provided by operating activities totaled $628 million in 2006 compared to $869 million in 2005. The $241 million, or 28%, decrease was primarily driven by an unfavorable change in income taxes payable to TXU Corp. due to timing of payments related to the 2005 income tax liability and higher taxable earnings in 2005 largely related to the expiration of bonus depreciation at year-end 2004 as provided for by the Jobs and Growth Tax Relief Reconciliation Act of 2003.

The $177 million increase in 2005 cash flows provided by operating activities compared to 2004 reflected higher earnings and a favorable change in income taxes accrued reflecting higher taxable earnings, which was driven by the expiration of bonus depreciation at year-end 2004, and timing of income tax payments to TXU Corp. related to the 2005 tax liability. In addition, $40 million of the increase was due to timing of payments of accrued transmission fees to other utilities, and $26 million of the increase was due to lower storm damage costs in 2005 (recorded as a regulatory asset).

Cash flows provided by financing activities totaled $240 million in 2006 compared to cash flows used by financing activities of $127 million in 2005 and $287 million in 2004. The drivers of the changes in cash from financing activities are summarized in the table below:

	Year Ended December 31,
	2006	2005	2004
Cash provided by (used in) financing activities:
Net issuances and (repayments) of borrowings (including advances from parent)	$527	$(176)	$161
Repurchases of common stock	—	—	(450)
Payment of common stock dividends	(340)	—	—
Payments for TXU Energy Company note receivable	39	40	2
Excess tax benefits on stock-based incentive compensation	14	9	—

Total	$240	$(127)	$(287)

Investing activities, which consisted primarily of capital expenditures, totaled $882 million in 2006, $727 million in 2005 and $650 million in 2004. The table below details the business activities impacting the investing cash flows:

	Year Ended December 31,
	2006	2005	2004
Cash used in investing activities:
Capital expenditures	$(840)	$(733)	$(600)
Proceeds from sale of investment in nonutility property	—	18	—
Restricted cash	(13)	(3)	(31)
Costs to remove retired property	(40)	(44)	(40)
Other net, including property recoveries	11	35	21

Total	$(882)	$(727)	$(650)

The $107 million, or 15%, increase in 2006 capital expenditures reflected investment to support growth in points of delivery in ERCOT, including significant transmission investment, and to purchase and install advanced meters and related load monitoring devices to enhance system load monitoring and outage detection.

TXU Electric Delivery is subject to TXU Corp.’s capital allocation model. Under the current model, TXU Electric Delivery intends to invest $770 million in 2007 in transmission and distribution infrastructure growth and improvement initiatives.

TXU Corp. may be restricted in applying its current capital allocation model by virtue of the terms of the Merger Agreement. In particular, TXU Corp. may be required to obtain consent to make certain capital expenditures.

Long-term Debt Activity — During 2006, TXU Electric Delivery and its subsidiary made scheduled principal payments totaling $93 million.

Credit Facilities — Available liquidity under credit facilities to which TXU Electric Delivery has direct and indirect access (to the extent made available by affiliates) totaled $5.4 billion and $3.6 billion at December 31, 2006 and March 5, 2007, respectively. On March 1, 2007, a $1.5 billion facility maturing in May 2007 was terminated and replaced with a new 364-day facility with terms comparable to the existing facilities. Available borrowing capacity at March 5, 2007 declined $1.8 billion from year-end 2006 primarily due to borrowings to repay maturing commercial paper (both TXU Electric Delivery’s and TXU Energy Company’s) as a rating agency action reduced the ability to reissue the commercial paper borrowings (see discussion below under “Credit Ratings”).

Short-term Borrowings — TXU Electric Delivery’s commercial paper outstanding totaled $391 million at March 5, 2007. The commercial paper funds short-term liquidity requirements.

Capitalization — The capitalization ratios of TXU Electric Delivery at December 31, 2006, consisted of 56.2% long-term debt, less amounts due currently, and 43.8% shareholder’s equity. Note 10 to the Financial Statements provides information regarding repurchases of common stock in 2004.

Capital Resources — During 2007, TXU Electric Delivery will need to fund ongoing working capital requirements and debt maturities. TXU Electric Delivery has funded or intends to fund these requirements through cash on hand, cash flows from operations, short-term credit facilities, commercial paper or the issuance of long-term debt or other securities.

Pension Protection Act — In August 2006, the Pension Protection Act of 2006 (the Act) was signed into law. The Act which will be phased in over the next few years is expected to increase pension plan funding and require additional plan disclosures in regulatory filings and to plan participants. Pension funding for TXU Electric Delivery is expected to total $36 million in 2007 and $48 million in 2008, including the effects of the Act.

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

Dividends — In January 2007, TXU Electric Delivery declared and paid a cash dividend of $88 million to TXU Corp.

Sales of Accounts Receivable — TXU Electric Delivery participates in an accounts receivable securitization program established by TXU Corp. for certain of its subsidiaries, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, TXU Electric Delivery sells trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy-remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by TXU Electric Delivery are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to TXU Electric Delivery under the program totaled $86 million and $89 million at December 31, 2006 and 2005, respectively. See Note 6 to Financial Statements for a more complete description of the program including the impact on the financial statements for the periods presented and the contingencies that could result upon the termination of the program.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of TXU Electric Delivery contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of December 31, 2006, TXU Electric Delivery was in compliance with all such applicable covenants.

Credit Ratings

Credit ratings for TXU Corp. and certain of its subsidiaries as of March 5, 2007 are presented below:

	TXU Corp.	US Holdings	TXU Electric Delivery	TXU Energy Company
	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BB-	BB-	BBB-	BB
Moody’s	Ba1	Baa3	Baa2	Baa2
Fitch	BB+	BB+	BBB	BBB-

All the Fitch ratings reflect a one-notch downgrade in late February 2007 as a result of the Merger Agreement announced on February 26, 2007. Fitch also placed all of these ratings on Rating Watch Negative. The S&P ratings for TXU Corp., US Holdings and TXU Energy Company reflect a two-notch downgrade in early March 2007. Further, due to the announcement of the proposed merger, S&P has placed all these ratings on CreditWatch negative and Moody’s has placed all these ratings on review for possible downgrade. Moody’s, S&P’s and Fitch’s rating of TXU Corp.’s senior unsecured debt, S&P’s and Fitch’s rating of US Holdings’ senior unsecured debt and S&P’s rating of TXU Energy Company are below investment grade. TXU Electric Delivery’s senior unsecured debt is currently rated as investment grade by all of the rating agencies.

Commercial paper issued by TXU Energy Company and TXU Electric Delivery is rated P2 by Moody’s and F3 by Fitch and has not been rated by S&P. The Fitch rating reflects a one-notch downgrade in late February 2007.

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

A default by TXU Energy Company or TXU Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under joint credit facilities totaling $4.5 billion. Under these credit facilities, a default by TXU Energy Company or any subsidiary thereof may cause the maturity of outstanding balances ($642 million at December 31, 2006) under such facility to be accelerated as to TXU Energy Company but not as to TXU Electric Delivery. Also, under these credit facilities, a default by TXU Electric Delivery or any subsidiary thereof may cause the maturity of outstanding balances (none as of December 31, 2006) under such facility to be accelerated as to TXU Electric Delivery but not as to TXU Energy Company.

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

Long-term Contractual Obligations and Commitments — The following table summarizes TXU Electric Delivery’s contractual cash obligations as of December 31, 2006 (see Notes 8 and 9 to Financial Statements for additional disclosures regarding these long-term debt and noncancelable purchase obligations).

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt – principal	$297	$202	$221	$3,404	$4,124
Long-term debt – interest	251	475	458	2,030	3,214
Operating leases (a)	7	9	8	9	33
Obligations under outsourcing agreements	54	108	108	135	405

Total contractual cash obligations (b)	$609	$794	$795	$5,578	$7,776

(a)	Includes short-term noncancelable leases.
(b)	Table does not include estimated 2007 funding of the pension and other postretirement benefits plans totaling approximately $61 million.

The following contractual obligations were excluded from the table above:

•	contracts between affiliated entities and intercompany debt;

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

Guarantees — In connection with TXU Electric Delivery’s anticipated relocation of its headquarters to the building currently occupied by TXU Corp. and its other subsidiaries, TXU Electric Delivery expects to provide a guarantee of the obligations under the financing lease for the building (approximately $139 million at February 14, 2007). In certain circumstances, TXU Electric Delivery may be required to post a letter of credit in the amount of those obligations. TXU Corp. and its other subsidiaries expect to relocate from the building and will pay their portion of the lease cost until such time.

See Note 9 to Financial Statements for details of guarantees.

OFF BALANCE SHEET ARRANGEMENTS

TXU Corp. has established an accounts receivable securitization program. See discussion above under “Sale of Receivables” and in Note 6 to Financial Statements.

COMMITMENTS AND CONTINGENCIES

See Note 9 to Financial Statements for a discussion of commitments and contingencies, including guarantees.

CHANGES IN ACCOUNTING STANDARDS

See Notes 1 and 12 to Financial Statements for a discussion of changes in accounting standards.

REGULATION AND RATES

Commission Review of InfrastruX Energy Services Joint Venture

As previously discussed under “Significant Developments in 2006”, TXU Corp. and InfrastruX Group have announced the formation of a joint venture, InfrastruX Energy Services, that expects to provide utility operation, construction, power restoration, maintenance and other services. TXU Corp. also announced an agreement between TXU Electric Delivery and InfrastruX Energy Services under which TXU Electric Delivery will receive services from the joint venture. The Commission has announced its desire to gather further information regarding the joint venture. On January 5, 2007, an Order on Briefing Issues and Requests for Hearing was issued granting the request for hearing previously filed by the Joint Parties (Commission Staff, Office of Public Utility Counsel, Texas State Association of Electrical Workers, Texas Industrial Energy Consumers and the Steering Committee of Cities Served by TXU). At its January 25, 2007 open meeting, the Commission decided to hear this case themselves, rather than refer the case to the State Office of Administrative Hearings. A procedural schedule has been adopted, with the hearing scheduled for early May 2007. TXU Electric Delivery cannot predict the ultimate outcome of this process, including its possible effect on the timing of the closing of the transaction.

2006 Cities Rate Settlement

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

This amount is being recognized in earnings over the period from May 2006 through June 2008. Payments under the agreement are expected to be made until new tariffs are effective, which based upon an assumed June 2008 rate case filing, is projected to be mid-2009. Payments under the agreement totaled $18 million in 2006 and are expected to total $30 million in 2007, $16 million in 2008 and $6 million in 2009. See Note 3 to Financial Statements.

Advanced Meter Rulemaking

In 2005, the Texas Legislature passed legislation that authorized utilities to impose a surcharge to recover costs incurred in deploying advanced metering and meter information networks. Benefits of the advanced metering installation include improved safety, on-demand meter reading, enhanced outage identification and restoration and system monitoring of voltages. At December 31, 2006, TXU Electric Delivery had installed approximately 285,000 advanced meters in its service territory and anticipates the installation of up to 500,000 additional advanced meters in 2007, which would represent approximately 25% of the meters on the distribution system. Pursuant to the 2005 legislation, the Commission has initiated rulemaking that addresses various advanced metering issues, including minimum technical standards and cost recovery. TXU Electric Delivery cannot predict the outcome of this rulemaking. Depending upon the results of this rulemaking, TXU Electric Delivery may decide to alter its deployment schedule. TXU Electric Delivery intends to file a surcharge request to seek recovery of investment costs incurred.

Transmission Rates

In order to recover certain increased transmission costs including third-party transmission costs from affiliate and third-party REPs, TXU Electric Delivery is allowed to request an update twice a year to the retail transmission cost recovery factor (TCRF) component of its retail delivery rate. In January 2007, an application was filed to increase the TCRF, which became effective March 1, 2007. This increase is expected to result in an annual increase of $14 million in the TCRF component of TXU Electric Delivery’s retail delivery rates charged to REPs.

TXU Electric Delivery filed an application for an interim update of its wholesale transmission rate on February 23, 2007. If approved, annualized revenues are expected to increase by approximately $38 million. Approximately $23 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $15 million is recoverable from REPs through the TCRF component of TXU Electric Delivery’s delivery rates charged to REPs.

2006 Texas Legislative Special Session

The 79th Texas Legislature completed its 3rd special session in May 2006. The session resulted in a reform to the Texas franchise tax system and the enactment of a property tax relief law.

The Texas franchise tax system is being replaced with a new tax system, referred to as the Texas margin tax. The Texas margin tax is a significant change in Texas tax law because it generally makes all legal entities subject to tax, including general and limited partnerships, while the current franchise tax system applies only to corporations and limited liability companies. The effective date of the Texas margin tax is January 1, 2008 for calendar year-end companies and the computation of tax liability will be based on TXU Corp.’s consolidated 2007 revenues as reduced by certain deductions. The new margin tax is expected to decrease TXU Electric Delivery’s annual state franchise tax expense by approximately $5 million beginning in 2007.

The property tax relief law reduced school taxes assessed to TXU Electric Delivery by approximately $6 million in 2006 and is expected to reduce school taxes by $22 million annually in 2007 and subsequent years (based on current property values and without regard to any property additions).

TXU Electric Delivery Rates

At its January 10, 2007 open meeting, the Commission indicated that it would not require TXU Electric Delivery to file a rate case at this time due to the cities rate settlement discussed above. The Commission stated that it would hold this matter in abeyance until TXU Electric Delivery files its 2006 earnings monitoring report on May 15, 2007.

Reallocation of Stranded Cost Recovery

PURA requires that if statewide stranded costs, including regulatory assets, exceed a $5 billion threshold then any excess would need to be reallocated among retail customer rate classes. The Commission earlier determined that TXU Electric Delivery’s share of the excess could not be reallocated because of the Settlement Plan and related financing order, which resolved all allocation issues. In February 2007, the Commission reversed its decision, subjecting TXU Electric Delivery’s allocation to further review by the State Office of Administrative Hearings. Any reallocation would not impact the total revenues collected by TXU Electric Delivery, but rather partially shift the transition charges billed to REPs related to the securitization bonds from industrial and commercial to residential rate classes. TXU Electric Delivery believes that the initial decision was correct and cannot determine the ultimate outcome of this proceeding.

Summary

Although TXU Electric Delivery cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Market risk is the risk that TXU Electric Delivery may experience a loss in value as a result of changes in market conditions such as interest rates, which TXU Electric Delivery is exposed to in the ordinary course of business. TXU Electric Delivery enters into financial instruments to manage interest rate risk related to its indebtedness. All of TXU Electric Delivery’s long-term debt at December 31, 2006 and 2005 carried fixed interest rates.

	Expected Maturity Date
	(millions of dollars, except percentages)
	2007	2008	2009	2010	2011	There- after	2006 Total Carrying Amount	2006 Total Fair Value	2005 Total Carrying Amount	2005 Total Fair Value
Long-term debt
(including current maturities)
Fixed rate debt amount *	$297	$99	$103	$108	$113	$3,404	$4,124	$4,331	$4,217	$4,473
Average interest rate	4.53%	3.72%	4.02%	4.75%	4.86%	6.52%	6.15%	—	6.08%	—

*	Excludes unamortized premiums and discounts. See Note 8 to Financial Statements for a discussion of changes in debt obligations.

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

Credit Exposure — TXU Electric Delivery’s exposure to credit risk totaled $155 million from TXU Energy Company and $174 million from unaffiliated customers as of December 31, 2006. The unaffiliated customer receivable amount is inclusive of $86 million of accounts receivable sold and is before the allowance for uncollectible accounts. The unaffiliated exposure of $174 million consists almost entirely of noninvestment grade trade accounts receivable. TXU Electric Delivery has one customer, with a net uncollateralized balance of $28 million, that represents more than 10% of the unaffiliated trade receivable amount at December 31, 2006. The customer is noninvestment grade quality; however, the customer has consistently performed its obligations.

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

permitted capital structure;

industry, market and rate structure;

recovery of investments;

acquisitions and disposals of assets and facilities;

operation and construction of facilities;

changes in tax laws and policies; and

changes in and compliance with environmental and safety laws and policies;

•	continued implementation of the 1999 Restructuring Legislation;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	TXU Electric Delivery’s ability to implement the initiatives that are part of its ongoing operational improvement and cost reduction program;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions;

•	inability of various counterparties to meet their obligations with respect to TXU Electric Delivery’s financial instruments;

•	changes in technology used by and services offered by TXU Electric Delivery;

•

significant changes in TXU Electric Delivery’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to TXU Electric Delivery;

•	actions by credit rating agencies; and

•	with respect to InfrastruX Energy Services joint venture, the amount of time the Commission takes to review the transaction and the results of such review.

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

The management of TXU Electric Delivery Company is responsible for establishing and maintaining a system of internal control, which includes the internal controls and procedures for financial reporting, that is designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management’s authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU Electric Delivery Company’s system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2006, TXU Electric Delivery Company’s system of internal control was adequate to accomplish the objectives discussed herein.

The independent registered public accounting firm of Deloitte & Touche LLP is engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of TXU Electric Delivery Company and its subsidiary and to issue their report thereon.

/s/ T. L. Baker	/s/ David M. Davis
(T. L. Baker, Chairman of the Board and Chief Executive)	David M. Davis, Vice President and Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of TXU Electric Delivery Company:

We have audited the accompanying consolidated balance sheets of TXU Electric Delivery Company and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related statements of consolidated income, comprehensive income, cash flows and shareholder’s equity for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TXU Electric Delivery Company and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the Notes to the Financial Statements, the Company changed its method of accounting for stock based compensation with the election to early adopt Statement of Financial Accounting Standards No. 123 (revised 2004) Share- Based Payment, effective October 1, 2004.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 1, 2007

TXU ELECTRIC DELIVERY COMPANY

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2006	2005	2004
	(millions of dollars)
Operating revenues:
Affiliated	$1,139	$1,278	$1,420
Nonaffiliated	1,310	1,116	806

Total operating revenues	2,449	2,394	2,226

Operating expenses:
Operation and maintenance	804	813	815
Depreciation and amortization	476	447	389
Income taxes	156	158	113
Taxes other than income	402	387	380

Total operating expenses	1,838	1,805	1,697

Operating income	611	589	529

Other income and deductions:
Other income	2	4	7
Other deductions	27	15	55
Nonoperating income taxes	14	16	3

Interest income	58	58	56

Interest expense and related charges	286	269	279

Income before extraordinary gain and cumulative effect of change in accounting principle	344	351	255

Extraordinary gain, net of tax effect (Note 1)	—	—	16

Cumulative effect of change in accounting principle, net of tax (Note 13)	—	—	2

Net income	$344	$351	$273

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2006	2005	2004
	(millions of dollars)
Net income	$344	$351	$273
Other comprehensive income (loss), net of tax effects:

Minimum pension liability adjustments (net of tax (expense) benefit of $–, ($3) and $2)	—	5	(3)
Cash flow hedges — derivative value net losses reported in net income that relate to hedged transactions recognized in the period (net of tax expense of $– in all periods)	2	1	1

Comprehensive income	$346	$357	$271

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(millions of dollars)
Cash flows — operating activities:
Net income	$344	$351	$273
Extraordinary gain, net of tax effect	—	—	(16)
Cumulative effect of changes in accounting principles, net of tax effect	—	—	(2)

Income from continuing operations before income from extraordinary loss and cumulative effect of changes in accounting principles:	344	351	255
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	473	447	390
Deferred income taxes and investment tax credits — net	22	(40)	42
Cities rate settlement accrual	1	1	21
Bad debt expense	1	3	—
Stock-based incentive compensation expense	4	8	8
Recognition of losses on dedesignated cash flow hedges	2	2	2
Changes in operating assets and liabilities:
Accounts receivable — trade (including affiliates)	3	(33)	(36)
Impact of accounts receivable sales program	(3)	26	19
Inventories	(22)	(20)	(5)
Accounts payable — trade (including affiliates)	(16)	33	7
Other assets	(56)	(50)	(53)
Other liabilities	(125)	141	42

Cash provided by operating activities	628	869	692
Cash flows — financing activities:
Issuances of long-term debt	—	—	790
Retirements/repurchases of debt	(93)	(182)	(645)
Changes in short-term borrowings	622	51	—
Net increase (decrease) in advances from parent	2	(40)	38
Decrease in income tax-related note receivable from TXU Energy Company	39	40	2
Cash dividends paid – common stock	(340)	—	—
Repurchases of common stock	—	—	(450)
Excess tax benefits on stock-based incentive compensation	14	9	—
Debt premium, discount, financing and reacquisition expenses	(4)	(5)	(22)

Cash provided by (used in) financing activities	240	(127)	(287)
Cash flows — investing activities:
Capital expenditures	(840)	(733)	(600)
Costs to remove retired property	(40)	(44)	(40)
Other	(2)	50	(10)

Cash used in investing activities	(882)	(727)	(650)

Net change in cash and cash equivalents	(14)	15	(245)
Cash and cash equivalents — beginning balance	15	—	245

Cash and cash equivalents — ending balance	$1	$15	$—

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$1	$15
Restricted cash	55	46
Trade accounts receivable from nonaffiliates — net (Note 6)	101	112
Trade accounts and other receivables from affiliates	192	189
Materials and supplies inventories — at average cost	76	53
Prepayments	68	37
Other current assets	24	3

Total current assets	517	455

Investments and other property	93	76
Property, plant and equipment — net	7,608	7,067
Note receivable due from TXU Energy Company (Note 15)	323	362
Regulatory assets — net (Note 5)	2,028	1,826
Other noncurrent assets	140	125

Total assets	$10,709	$9,911

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Short-term borrowings (Note 7)	$673	$51
Advances from parent	24	23
Long-term debt due currently (Note 8)	297	93
Trade accounts payable	91	125
Accrued income taxes payable to parent	31	181
Accrued taxes other than income	144	156
Accrued interest	73	73
Other current liabilities	66	84

Total current liabilities	1,399	786

Accumulated deferred income taxes (Note 4)	1,461	1,383
Investment tax credits	52	58
Long-term debt, less amounts due currently (Note 8)	3,811	4,107
Other noncurrent liabilities and deferred credits	1,011	642

Total liabilities	7,734	6,976

Contingencies (Note 9)

Shareholder’s equity (Note 10)	2,975	2,935

Total liabilities and shareholder’s equity	$10,709	$9,911

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDER’S EQUITY

	December 31,
	2006	2005	2004
	(millions of dollars)
Common stock without par value — authorized shares — 100,000,000:
Balance at beginning of year	$1,952	$2,061	$2,501
Effects of stock-based incentive compensation plans	19	18	10
Noncash contribution of pension-related assets	15	—	—
Noncash contribution of property assets	—	19	—
Noncash assumption of pension obligation (See Note 10)	—	(146)	—
Common stock repurchased and retired (2004 – 11,247,225 shares)	—	—	(450)

Balance at end of year (Shares outstanding 2006, 2005 and 2004 — 48,864,775)	1,986	1,952	2,061

Retained earnings:
Balance at beginning of year	1,004	653	380
Net income	344	351	273
Dividends to parent	(340)	—	—

Balance at end of year	1,008	1,004	653

Accumulated other comprehensive loss, net of tax effects:
Minimum pension liability adjustment:
Balance at beginning of year	—	(5)	(2)
Change during the year	—	5	(3)

Balance at end of year	—	—	(5)
Cash flow hedges (SFAS 133):
Balance at beginning of year	(21)	(22)	(23)
Change during the year	2	1	1

Balance at end of year	(19)	(21)	(22)

Total accumulated other comprehensive loss	(19)	(21)	(27)

Total shareholder’s equity	$2,975	$2,935	$2,687

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY COMPANY

NOTES TO FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Description of Business —TXU Electric Delivery is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A significant portion of TXU Electric Delivery’s revenues represent fees for delivery services provided to TXU Energy Company. Distribution revenues from TXU Energy Company represented 52% of TXU Electric Delivery’s distribution revenues and 46% of TXU Electric Delivery’s total revenue for the year ended December 31, 2006.

TXU Electric Delivery’s consolidated financial statements include its wholly-owned, bankruptcy remote financing subsidiary TXU Electric Delivery Transition Bond Company LLC. TXU Electric Delivery Transition Bond Company LLC was organized for the limited purpose of issuing securitization bonds to recover generation-related regulatory asset stranded costs and other qualified costs.

On February 26, 2007, TXU Corp. announced that it had entered into a Merger Agreement, with Merger Sub Parent and Merger Sub, whereby TXU Corp. would merge with Merger Sub and TXU Corp. would become a wholly-owned subsidiary of Merger Sub Parent. See Note 17.

TXU Electric Delivery is managed as an integrated business; consequently, there are no separate reportable business segments.

Basis of Presentation — The consolidated financial statements of TXU Electric Delivery have been prepared in accordance with accounting principles generally accepted in the US and on the same basis as the audited financial statements included in TXU Electric Delivery’s Annual Report on Form 10-K for the year ended December 31, 2005. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Use of Estimates — Preparation of TXU Electric Delivery’s financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including mark-to-market valuation adjustments. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

Extraordinary gain — The Settlement Plan addressed the issuance of securitization (transition) bonds to recover generation-related regulatory asset stranded costs and other qualified costs. A financing order finalized in January 2003 authorized the issuance of transition bonds with a principal amount of $1.3 billion, and the second and final tranche of the transition bonds was issued in June of 2004. An extraordinary gain of $16 million (net of tax of $9 million) recorded in the second quarter of 2004 represents an increase in the carrying value of the regulatory asset subject to securitization. The increase in the related regulatory asset is due to the effect of higher interest rates on the bonds and therefore increased amounts to be recovered from REPs through revenues as transition charges to service the principal and interest of the bonds. Classification of the gain as extraordinary is reflective of the Settlement Plan having arisen from legislation to transition the Texas electricity market to competition.

Derivative Instruments and Mark-to-Market Accounting — TXU Electric Delivery has entered into derivative instruments such as swaps, primarily to manage interest rate risk. If the instrument meets the definition of a derivative under SFAS 133, the fair value of each derivative is required to be recognized on the balance sheet as a derivative asset or liability and changes in the fair value recognized in net income, unless criteria for certain exceptions are met. This recognition is referred to as “mark-to-market” accounting. Under the exception criteria of SFAS 133, TXU Electric Delivery may elect to designate derivatives as a cash flow or fair value hedge.

Because derivative instruments are frequently used as economic hedges, SFAS 133 allows the designation of these hedges as cash flow or fair value hedges provided certain conditions are met. A cash flow hedge mitigates the risk associated with variable future cash flows (e.g., debt with variable interest rate payments), while a fair value hedge mitigates risk associated with fixed future cash flows (e.g., debt with fixed interest rate payments). In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income to the extent the hedges are effective. Amounts remain in accumulated other comprehensive income, unless the underlying transactions become probable of not occurring, and are reclassified into net income as the underlying transactions (hedged items) settle and affect earnings. Fair value hedges are recorded as derivative assets or liabilities with an offset to net income, and the carrying value of the underlying asset or liability (hedged item) is adjusted for the change in fair value with an offset to net income. If the fair value hedge is settled prior to the maturity of the hedged item, the cumulative fair value gain or loss is amortized into income over the remaining life of the hedged item. To qualify for hedge accounting, a hedge must be considered highly effective in offsetting changes in fair value of the hedged item. Assessment of the hedge’s effectiveness is tested at least quarterly throughout its term to continue to qualify for hedge accounting. Hedge ineffectiveness, even if the hedge continues to be assessed as effective, is recognized in net income in the current period. Ineffectiveness is generally measured as the cumulative excess, if any, of the change in value of the hedging instrument over the change in value of the hedged item.

Revenue Recognition — TXU Electric Delivery records revenue for delivery services under the accrual method of accounting. Revenues are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimate for revenues earned from the meter reading date to the end of the period with an adjustment for the impact of weather and other factors on unmetered sales (unbilled revenue).

System of Accounts — The accounting records of TXU Electric Delivery have been maintained in accordance with the FERC Uniform System of Accounts as adopted by the Commission.

Defined Benefit Pension Plans and Other Postretirement Employee Benefit Plans — TXU Electric Delivery is a participating employer in the TXU Corp. sponsored pension plan, offering benefits through either a defined benefit pension plan or cash balance plan. TXU Electric Delivery also participates in health care and life insurance benefit plans offered by TXU Corp. to eligible employees and their eligible dependents upon the retirement of such employees. Costs of pension and other postretirement employee benefit (OPEB) plans are determined in accordance with SFAS 87 and SFAS 106 and are dependent upon numerous factors, assumptions and estimates. Effective December 31, 2006, TXU Electric Delivery adopted SFAS 158, as required. See Note 12 for details with respect to the adoption of this standard and other information regarding pension and OPEB plans.

Stock-Based Incentive Compensation — TXU Corp. has provided discretionary awards to qualified managerial employees of TXU Electric Delivery that are payable in common stock under TXU Corp.’s shareholder-approved long-term incentive plans. TXU Electric Delivery recognized expense for these awards based on the provisions of SFAS 123R which provides for the recognition of stock-based compensation expense over the vesting period based on the grant-date fair value of those awards. See Note 13 for information regarding stock-based incentive compensation.

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

TXU Corp. has generally accounted for uncertainty related to positions taken on tax returns based on the probable liability approach consistent with SFAS 5. FIN 48, as discussed below under “Changes in Accounting Standards”, provides clarification of the accounting for uncertain income tax positions.

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

Allowance For Funds Used During Construction (AFUDC) — AFUDC is a regulatory cost accounting procedure whereby both interest charges on borrowed funds and a return on equity capital used to finance construction are included in the recorded cost of utility plant and equipment being constructed. AFUDC is capitalized on all projects involving construction periods lasting greater than thirty days. See Note 16 for detail of amounts.

Regulatory Assets and Liabilities — The financial statements of TXU Electric Delivery reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS 71. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Note 5 for details of regulatory assets and liabilities.

See discussion above under “Extraordinary gain” regarding the extraordinary gain recorded in 2004 for the adjustment in the carrying value of TXU Electric Delivery’s regulatory asset subject to securitization.

Changes in Accounting Standards — In February 2007, the FASB issued SFAS 159, which permits an entity to choose to measure certain financial assets and liabilities at fair value. SFAS 159 also revises provisions of SFAS 115 that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007. TXU Electric Delivery has not yet evaluated the potential impact of this standard.

In September 2006, FASB issued SFAS 158, which was adopted by TXU Electric Delivery effective December 31, 2006 See Note 12 for details related to the adoption of SFAS 158.

Also, in September 2006, FASB issued SFAS 157, which establishes a framework for measuring fair value. This statement is effective for fiscal years beginning after November 15, 2007. TXU Electric Delivery believes the adoption of SFAS 157 will have no significant impact on its results of operations or financial statements.

In June 2006, the FASB issued FIN 48 which provides clarification of SFAS 109 with respect to the recognition of income tax benefits of uncertain tax positions in the financial statements. FIN 48 requires uncertain tax positions be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard. Benefits of positions taken on income tax returns that do not qualify for financial statement recognition are required to be disclosed in the financial statements. This interpretation will be adopted by TXU Electric Delivery effective January 1, 2007, as required. Upon adoption, the cumulative effect of this change in accounting principle will be accounted for as an adjustment to retained earnings. The FASB is considering certain revisions to FIN 48, and TXU Electric Delivery continues to evaluate the potential impact of this standard on its financial position.

2.	RESTRUCTURING ACTIONS IN 2004

During 2004, senior management reviewed TXU Corp.’s operations and implemented a restructuring plan to restore financial strength, drive performance improvement with a competitive industrial company perspective, resolve outstanding contingencies and allocate capital in a disciplined and efficient manner.

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

TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 21 months of their transfer to Capgemini. Accordingly, TXU Electric Delivery recorded an $11 million ($7 million after-tax) charge for severance expense in the second quarter of 2004. (See Note 16 for further details regarding severance liabilities.) In addition, TXU Corp. committed to pay up to $25 million for costs associated with transitioning the outsourced activities to Capgemini. During 2004, TXU Electric Delivery recorded its share of transition expenses of $4 million ($3 million after-tax), and the remainder of its share of $3 million ($2 million after-tax) was expensed in 2005.

As part of the agreement, Capgemini was provided a royalty-free right, under an asset license arrangement, to use TXU Corp.’s information technology assets, consisting principally of computer software. A portion of the software was in development and had not yet been placed in service. As a result of outsourcing its information technology activities, TXU Corp. no longer intended to develop the majority of these projects and from TXU Corp.’s perspective the software was abandoned. The agreements with Capgemini do not require that any software in development be completed and placed in service. Consequently, the carrying value of these software projects was written off, resulting in a charge of $1 million (after-tax) in 2004, related to TXU Electric Delivery. The remaining assets were transferred to a subsidiary of TXU Corp. at book value in exchange for an interest in that subsidiary. Such interest is accounted for by TXU Electric Delivery on the equity method.

TXU Corp. obtained a 2.9% limited partnership interest in Capgemini in exchange for the asset license described immediately above. See Note 11 for additional discussion of TXU Corp.’s investment in Capgemini and related terms of the agreement.

Cities Rate Settlement

In the fourth quarter of 2004, TXU Electric Delivery recorded a $21 million ($14 million after-tax) charge for estimated payments under a settlement, which was finalized in February 2005, with a number of municipalities initiating an inquiry regarding distribution rates charged by TXU Electric Delivery.

Organization Realignment and Headcount Reductions

During 2004, management completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, a self-nomination severance program and other involuntary severance actions were completed, and TXU Electric Delivery recorded severance charges totaling $9 million ($6 million after-tax) in 2004. This amount includes $7 million in allocated TXU Corp. severance charges. Additionally, TXU Electric Delivery recorded $11 million of employee severance costs as a regulatory asset in accordance with SFAS 71.

3.	CITIES RATE SETTLEMENT IN 2006

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

This amount is being recognized in earnings over the period from May 2006 through June 2008. Amounts recognized in 2006 totaled $18 million, of which $13 million is reported in other deductions (see Note 16), and the remainder as taxes other than income.

4.	INCOME TAXES

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2006	2005	2004
Reported in operating expenses
Current:
US Federal	$127	$189	$57
State	6	7	5
Deferred federal	28	(33)	56
Amortization of investment tax credits	(5)	(5)	(5)

Total	156	158	113

Reported in other income and deductions:
Current:
US Federal	18	16	12
State	(3)	1	—
Deferred federal	(1)	(1)	(9)

Total	14	16	3

Total income tax expense	$170	$174	$116

Reconciliation of income taxes computed at the federal statutory rate to income tax expense:

	Year Ended December 31,
	2006	2005	2004
Income before income taxes, extraordinary items and cumulative effect of change in accounting principle	$514	$525	$371

Income taxes at the US federal statutory rate of 35%	$180	$184	$130
Amortization of investment tax credits – net of deferred tax effect	(5)	(5)	(5)
Amortization (under regulatory accounting) of statutory tax rate changes	(7)	(7)	(8)
State income taxes, net of federal tax benefit	4	5	4
Medicare subsidy	(6)	(7)	(4)
Other, including audit settlements	4	4	(1)

Income tax expense	$170	$174	$116

Effective tax rate	33.1%	33.1%	31.2%

The components of TXU Electric Delivery’s deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2006			2005
	Total	Current	Noncurrent	Total	Current	Noncurrent
Deferred Income Tax Assets
Employee benefit liabilities	$382	$—	$382	$225	$2	$223
Alternative minimum tax credit carryforwards	110	35	75	110	—	110
Unamortized investment tax credits	28	—	28	31	—	31
Net operating loss (NOL) carryforwards	—	—	—	4	4	—
Other	20	—	20	64	8	56

Total deferred tax assets	540	35	505	434	14	420

Deferred Income Tax Liabilities
Book/tax depreciation differences	1,182	—	1,182	1,129	—	1,129
Regulatory assets	749	—	749	593	—	593
Other	47	12	35	95	14	81

Total deferred tax liability	1,978	12	1,966	1,817	14	1,803

Net Deferred Tax Liability	$1,438	$(23)	$1,461	$1,383	$—	$1,383

At December 31, 2006, TXU Electric Delivery had $110 million of alternative minimum tax credit carryforwards available to offset future tax payments. The alternative minimum tax credit carryforwards have no expiration date.

See Note 1 for discussion regarding the implementation of FIN 48, which addresses accounting for uncertain tax positions.

5.	REGULATORY ASSETS AND LIABILITIES

Regulatory Assets and Liabilities —

	December 31,
	2006	2005
Regulatory assets
Generation-related regulatory assets securitized by transition bonds	$1,316	$1,461
Employee retirement costs	461	89
Storm-related service recovery costs	138	110
Securities reacquisition costs	112	119
Recoverable deferred income taxes — net	90	107
Employee severance costs	44	33
Nuclear decommissioning cost under-recovery	—	8

Total regulatory assets	2,161	1,927

Regulatory liabilities
Investment tax credit and protected excess deferred taxes	63	71
Over-collection of securitization (transition) bond revenues	34	28
Nuclear decommissioning cost over-recovery	17	—
Other regulatory liabilities	19	2

Total regulatory liabilities	133	101

Net regulatory assets	$2,028	$1,826

Regulatory assets totaling $121 million have been reviewed and approved by the Commission and are earning a return. The unamortized amounts of these regulatory assets reflected in the above table totaled $100 million and $105 million at December 31, 2006 and 2005, respectively. The assets that have been approved by the Commission and are not earning a return total $1.3 billion at December 31, 2006 and $1.5 billion at December 31, 2005 and have a remaining recovery period of 10 to 44 years, including the regulatory assets securitized by transition bonds that have a remaining recovery period of 10 years as of December 31, 2006.

6.	TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

Sale of Receivables — TXU Electric Delivery participates in an accounts receivable securitization program established by TXU Corp. for certain of its subsidiaries, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, TXU Electric Delivery sells trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). The current program is subject to renewal in June 2008.

The maximum amount currently available under the program to all TXU Corp. subsidiary participants (originators) is $700 million, and the program funding was $627 million as of December 31, 2006. The program funding to TXU Electric Delivery totaled $86 million as of December 31, 2006. Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program. Total funding availability under the program is reduced by 100% of the originators’ customer deposits if TXU Energy Company’s fixed charge coverage ratio is less than 2.5 times; 50% if TXU Energy Company’s coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if TXU Energy Company’s coverage ratio is 3.25 times or more. The originators’ customer deposits, which totaled $116 million, did not affect funding availability at that date as TXU Energy Company’s coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by TXU Electric Delivery are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in delivery fees and volumes. TXU Receivables Company has issued subordinated notes payable to TXU Electric Delivery for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to TXU Electric Delivery that was funded by the sale of the undivided interests. The balance of the subordinated notes issued to TXU Electric Delivery, which is reported in trade accounts receivable, was $52 million and $47 million at December 31, 2006 and 2005, respectively.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities. The discount also funds a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp., but the amounts are immaterial. The program fees, referred to as losses on sale of the receivables under SFAS 140, consist primarily of interest costs on the underlying financing and totaled $6 million, $3 million and $1 million in 2006, 2005 and 2004, respectively, and averaged 5.8%, 4.0% and 2.1% (on an annualized basis) of the funding under the program in 2006, 2005 and 2004, respectively. These fees represent essentially all the net incremental costs of the program to TXU Electric Delivery and are reported in operation and maintenance expenses.

The accounts receivable balance reported in the December 31, 2006 consolidated balance sheet has been reduced by $138 million face amount of trade accounts receivable from nonaffiliates sold to TXU Receivables Company, partially offset by the inclusion of $52 million of subordinated notes receivable from TXU Receivables Company. Funding under the program decreased $3 million to $86 million in 2006, increased $26 million to $89 million in 2005 and increased $19 million to $63 million in 2004. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable balance approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to TXU Electric Delivery in 2006, 2005 and 2004 were as follows:

	Year Ended December 31,
	2006	2005	2004
Cash collections on accounts receivable	$1,229	$970	$669
Face amount of new receivables purchased	(1,231)	(998)	(696)
Discount from face amount of purchased receivables	6	3	1
Program fees paid	(6)	(3)	(1)
Increase in subordinated notes payable	5	2	8

Cash flows used by (provided to) TXU Electric Delivery under the program	$3	$(26)	$(19)

Upon termination of the program, cash flows would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests from the funding entities instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 30 days.

Contingencies Related to Sale of Receivables Program — Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

1)	all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio; or

2)	the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

Trade Accounts Receivable—

	At December 31,
	2006	2005
Gross trade accounts receivable	$347	$377
Trade accounts receivable from TXU Energy Company	(155)	(171)
Undivided interests in accounts receivable sold by TXU Receivables Company	(138)	(136)
Subordinated notes receivable from TXU Receivables Company	52	47
Allowance for uncollectible accounts related to undivided interests in receivables retained	(5)	(5)

Trade accounts receivable from nonaffiliates — net	$101	$112

Gross trade accounts receivable at December 31, 2006 and 2005 included unbilled revenues of $118 million and $112 million, respectively.

Allowances related to receivables sold are reported in other current liabilities and totaled $1 million at both December 31, 2006 and 2005.

7.	SHORT-TERM FINANCING

Short-term Borrowings — At December 31, 2006 and 2005, the outstanding short-term borrowings of TXU Electric Delivery consisted of the following:

	At December 31, 2006		At December 31, 2005
	Outstanding Amount	Interest Rate (a)	Outstanding Amount	Interest Rate (a)
Commercial paper	$673	5.53%	$51	4.56%
Advances from parent	24	5.65%	23	4.99%

Total	$697		$74

(a)	Weighted average interest rate at the end of the period.

Under the commercial paper program, TXU Electric Delivery may issue up to $1.0 billion of these securities. The program is supported by existing credit facilities.

Credit Facilities — At December 31, 2006, TXU Electric Delivery had access directly or through its affiliates to credit facilities with the following terms:

		At December 31, 2006
Authorized Borrowers	Maturity Date	Facility Limit	Letters of Credit	Cash Borrowings	Availability
TXU Energy Company	May 2007	$1,500	$—	$—	$1,500
TXU Energy Company, TXU Electric Delivery	June 2008	1,400	489	—	911
TXU Energy Company, TXU Electric Delivery	August 2008	1,000	—	150	850
TXU Energy Company, TXU Electric Delivery	March 2010	1,600	3	—	1,597
TXU Energy Company, TXU Electric Delivery	June 2010	500	—	—	500
TXU Energy Company	December 2009	500	455	45	—

Total		$6,500	$947	$195	$5,358

The maximum amount TXU Energy Company and TXU Electric Delivery can directly access under the facilities is $6.5 billion and $3.6 billion, respectively. These facilities may be used for working capital and general corporate purposes, including providing support for issuances of commercial paper and for issuing letters of credit. Both TXU Electric Delivery and TXU Energy Company had outstanding commercial paper at December 31, 2006.

In addition, TXU Energy Company and TXU Electric Delivery have a $25 million joint uncommitted line of credit without an expiration date. The terms are generally consistent with existing credit facilities, except that funding remains at the discretion of the lender. As of December 31, 2006, there were no outstanding borrowings under this line of credit.

All letters of credit and cash borrowings under the credit facilities as of December 31, 2006 are the obligations of TXU Energy Company. In addition, TXU Energy Company has outstanding commercial paper supported by these facilities totaling $623 million.

8.	LONG-TERM DEBT

Long-term debt — At December 31, 2006 and 2005, long-term debt of TXU Electric Delivery consisted of the following:

	December 31,
	2006	2005
TXU Electric Delivery
6.375% Fixed Senior Notes due May 1, 2012	$700	$700
7.000% Fixed Senior Notes due May 1, 2032	500	500
6.375% Fixed Senior Notes due January 15, 2015	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
5.000% Fixed Debentures due September 1, 2007	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(16)	(17)

Sub-total	3,034	3,033

TXU Electric Delivery Transition Bond Company LLC: (a)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	8	44
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	122	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	158	215
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total TXU Electric Delivery Transition Bond Company LLC	1,074	1,167

Total TXU Electric Delivery consolidated	4,108	4,200

Less amount due currently	(297)	(93)

Total long-term debt	$3,811	$4,107

(a)	These bonds are nonrecourse to TXU Electric Delivery and were issued to securitize a regulatory asset.

Debt Retirements in 2006 — Retirements of long-term debt in 2006 totaled $93 million and represent transition bond principal payments at scheduled maturity dates.

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

Securitization (Transition) Bonds — Under a regulatory financing order authorizing the issuance of $1.3 billion principal amount of transition bonds to recover generation-related regulatory assets, TXU Electric Delivery Transition Bond Company LLC issued $500 million principal amount of transition bonds in August 2003 and the remaining $790 million principal amount in June 2004. Amounts to service the principal and interest on the bonds are recovered from REPs by TXU Electric Delivery through a distribution fee surcharge. Also see Note 1.

Maturities — Transition bond sinking fund requirements and other long-term debt maturities at December 31, 2006, were as follows:

Year
2007	$297
2008	99
2009	103
2010	108
2011	113
Thereafter	3,404
Unamortized discount	(16)

Total	$4,108

9.	COMMITMENTS AND CONTINGENCIES

Commitments

Leases — As of December 31, 2006, future minimum lease payments under operating leases (with initial or remaining noncancelable lease terms in excess of one year) were as follows:

Year
2007	$7
2008	5
2009	4
2010	4
2011	4
Thereafter	9

Total future minimum lease payments	$33

Contingencies

Legal Proceedings — TXU Electric Delivery is involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

Labor Contracts — Certain TXU Electric Delivery employees are represented by a labor union and covered by a collective bargaining agreement that will expire in 2007 and wages and benefits are currently being negotiated. A new bargaining unit, representing approximately 500 employees, was certified in TXU Electric Delivery in December 2006 and negotiations will begin on an initial labor agreement in early 2007. Management expects that any changes in collective bargaining agreements will not have a material effect on TXU Electric Delivery’s financial position, results of operations or cash flows; however, TXU Electric Delivery is unable to predict the ultimate outcome of these labor negotiations.

Environmental Contingencies — TXU Electric Delivery must comply with environmental laws and regulations applicable to the handling and disposal of hazardous waste. TXU Electric Delivery is in compliance with all current laws and regulations; however, the impact, if any, of changes to existing regulations or the implementation of new regulations is not determinable. The costs to comply with environmental regulations can be significantly affected by the following external events or conditions:

•	changes to existing state or federal regulation by governmental authorities having jurisdiction over control of toxic substances and hazardous and solid wastes, and other environmental matters; and

•	the identification of additional sites requiring clean-up or the filing of other complaints in which TXU Electric Delivery may be asserted to be a potential responsible party.

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

Residual value guarantees in operating leases — TXU Electric Delivery is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At December 31, 2006, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $25 million. These leased assets consist primarily of vehicles used in distribution activities. The average life of the lease portfolio is approximately three years.

10.	SHAREHOLDER’S EQUITY

No shares of TXU Electric Delivery’s common stock are held by or for its own account, nor are any shares of such capital stock reserved for its officers and employees or for options, warrants, conversions and other rights in connection therewith.

Noncash contributions — Effective January 1, 2005, TXU Electric Delivery and TXU Energy Company entered into an agreement whereby TXU Electric Delivery assumed responsibility for pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility, which in addition to its own employees consists largely of active and retired personnel engaged in TXU Energy Company’s activities, related to service of those additional personnel prior to the deregulation and disaggregation of TXU Corp.’s business. (See Note 12 for additional information related to this agreement.) In connection with this agreement, TXU Electric Delivery recorded a $15 million credit to its common stock account in 2006 for the noncash contribution of pension-related assets and a $146 million charge to common stock in 2005 for the noncash assumption of the pension obligation.

Under SFAS 123R, expense related to TXU Corp.’s stock-based incentive compensation awards granted to TXU Electric Delivery’s employees is accounted for as a noncash capital contribution from TXU Corp. Accordingly, TXU Electric Delivery recorded a credit of $5 million and $9 million to its common stock account in 2006 and 2005, respectively.

TXU Electric Delivery recorded a $14 million credit in 2006 and a $9 million credit in 2005 to common stock arising from the excess tax benefit generated by the distribution date value of the stock-based incentive awards exceeding the reported compensation expense.

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

In 2004, the legal form of cash distributions was common stock repurchases; however, for accounting purposes, these cash distributions are recorded as a return of capital. There have not been any such repurchases in 2005 and 2006.

Dividends — During 2006, TXU Electric Delivery declared and paid the following dividends:

Declaration Date	Payment Date	Dividend Amount
October 1, 2006	October 2, 2006	$85
July 1, 2006	July 3, 2006	$85
March 8, 2006	April 3, 2006	$85

Additionally, in January 2006, TXU Electric Delivery paid a cash dividend of $85 million to TXU Corp.

In January 2007, TXU Electric Delivery declared and paid a cash dividend of $88 million to TXU Corp.

11.	INVESTMENTS AND OTHER PROPERTY

The following information is a summary of the investments and other property balance as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Assets related to employee benefit plans, principally employee savings programs	$68	$51
Restricted cash	17	13
Investment in unconsolidated affiliates	4	8
Land	4	4

Total other property and investments	$93	$76

Assets Related to Employee Benefit Plans — The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans. TXU Corp. pays the premiums and is the beneficiary of these life insurance policies. As of December 31, 2006 and 2005, the face amount of these policies totaled $171 million and $166 million, and the net cash surrender values totaled $59 million and $36 million, respectively. Changes in cash surrender value are netted against premiums paid. Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

Capgemini Agreement — In May 2004, TXU Electric Delivery entered into a services agreement with Capgemini to outsource certain support activities. As part of the agreement, Capgemini was provided a royalty-free right, under an asset license arrangement, to use TXU Corp.’s information technology assets, consisting primarily of computer software. TXU Corp. obtained a 2.9% limited partnership interest in Capgemini in exchange for the asset license. TXU Corp. has the right to sell (the put option) its interest and the licensed software to Cap Gemini North America Inc. for $200 million, plus its share of Capgemini’s undistributed earnings, upon expiration of the services agreement or earlier upon the occurrence of certain unexpected events. Cap Gemini North America Inc. has the right to purchase these interests under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million and is being accounted for on the cost method.

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

Restricted Cash —

	Balance Sheet Classification
	At December 31, 2006		At December 31, 2005
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Customer collections related to securitization (transition) bonds used only to service debt and pay expenses	$55	$—	$46	$—
Reserve for fees associated with transition bonds	—	10	—	10
Reserve for shortfalls of transition bond charges	—	7	—	3

Total	$55	$17	$46	$13

12.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

Adoption of SFAS 158 — In September 2006, the FASB issued SFAS 158, which was adopted by TXU Electric Delivery effective December 31, 2006, as required. SFAS 158 requires reporting in the balance sheet of the funded status of defined benefit pension and other postretirement employee benefit (OPEB) plans. Periodic pension and OPEB costs continue to be determined in accordance with SFAS 87 and SFAS 106. Under these standards, the accrued benefit obligation recognized in the balance sheet represented the cumulative difference between the net periodic benefit costs and cash funding of the plans. SFAS 87 also required the recording of a minimum pension liability representing the excess of the accumulated benefit obligation over the fair value of the plans’ assets and the accrued benefit obligation already recorded under SFAS 87. The recording of the minimum pension liability resulted in adjustments to other comprehensive income or balance sheet accounts, principally regulatory assets.

SFAS 158 requires that both the pension and OPEB accrued benefit obligation reported in the balance sheet represent the funded status of the plans based on the projected benefit obligation, which for the pension plan takes into account future compensation increases. For TXU Electric Delivery, the initial recognition of the funded status on the financial statements is reflected as an increase in the accrued benefit obligation and an increase in regulatory assets. The recording of a regulatory asset, instead of a reduction in the accumulated other comprehensive income component of shareholder’s equity as set forth in SFAS 158, is based on the regulatory recovery of retirement benefits under the June 2005 amendment to PURA. See discussion below under “Regulatory Recovery of Pension and Other Postretirement Employee Benefit Costs”.

	December 31, 2006
	Balances Prior to Application of SFAS 158	Increase (Decrease) to Balances	Balances After Application of SFAS 158
Intangible asset	$3	$(3)	$—
Noncurrent assets:
Accumulated deferred income tax assets	$182	$158	$340
Regulatory assets	$61	$343	$404
Current liabilities:
Defined benefit pension and OPEB obligations	$—	$2	$2
Noncurrent liabilities:
Accumulated deferred income tax liability	$22	$158	$180
Defined benefit pension and OPEB obligations	$554	$338	$892

The amounts recorded in the fourth quarter of 2006 upon adoption of SFAS 158 were based on TXU Electric Delivery’s allocation of the measurements of TXU Corp.’s pension and OPEB plans at the December 31, 2006 year-end date, which has been TXU Electric Delivery’s practice but is now required under SFAS 158.

Pension Plan — TXU Electric Delivery is a participating employer in the TXU Retirement Plan (Retirement Plan), a defined benefit pension plan sponsored by TXU Corp. The Retirement Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code) and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Employees are eligible to participate in the Retirement Plan upon their completion of one year of service and the attainment of age 21. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a cash balance formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits, or (ii) a traditional defined benefit formula based on years of service and the average earnings of the three years of highest earnings. The cash balance interest component of the cash balance plan is variable and is determined using the yield on 30-year Treasury bonds.

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

Minimum Pension Liability Adjustment Prior to SFAS 158 — As discussed above, TXU Electric Delivery Company recorded a minimum pension liability adjustment prior to the adoption of SFAS 158. The minimum pension liability adjustment for the year ended December 31, 2005 was recorded as a regulatory asset and totaled $66 million net of the related deferred income tax liability. The minimum pension liability adjustment recorded for the year ended December 31, 2004 totaled $3 million after-tax and was recorded as a charge to other comprehensive income.

Other Postretirement Employee Benefits —TXU Electric Delivery participates with TXU Corp. and certain other affiliated subsidiaries of TXU Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree’s age and years of service.

Pension and Other Postretirement Employee Benefits Costs — The following details net pension and other postretirement employee benefit (OPEB) costs recognized as expense:

	Year Ended December 31,
	2006	2005	2004
Pension costs under SFAS 87	$41	$28	$16
OPEB costs under SFAS 106	61	50	34

Total benefit costs	$102	$78	$50
Less amounts deferred principally as a regulatory asset or property	(84)	(58)	(23)

Net amounts recognized as expense	$18	$20	$27

The pension and OPEB amounts provided represent allocations of amounts related to TXU Corp.’s plans to TXU Electric Delivery.

Regulatory Recovery of Pension and OPEB Costs — In June 2005, an amendment to PURA relating to TXU Corp.’s pension and OPEB costs was enacted by the Texas Legislature. This amendment, which was retroactively effective January 1, 2005, provides for the recovery by TXU Electric Delivery of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility, which in addition to its own employees consists largely of active and retired personnel engaged in TXU Energy Company’s activities, related to service of those additional personnel prior to the deregulation and disaggregation of TXU Corp.’s business. TXU Electric Delivery and TXU Energy Company have entered into an agreement whereby TXU Electric Delivery assumes responsibility for applicable pension and OPEB costs related to those personnel.

The following table summarizes the initial impact of the related transfer of pension and other postretirement benefit obligations at December 31, 2005:

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

The amendment additionally authorizes TXU Electric Delivery to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, in the second quarter of 2005 TXU Electric Delivery began deferring (principally as a regulatory asset or property) additional pension and OPEB costs for the effect of the amendment. Amounts deferred are ultimately subject to regulatory approval. Amounts recorded as a regulatory asset in 2006 totaled $34 million.

Assumed Discount Rate — The discount rates reflected in net pension and other postretirement benefit costs are 5.75% and 6.0% in 2006 and 2005, respectively. The expected rate of return on plan assets reflected in the 2006 cost amounts is 8.75% for the pension plan and 8.67% for other postretirement benefits.

Amortization in 2007 — The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized into net periodic pension cost in 2007 total $15 million and $1 million, respectively. The estimated net loss, prior service credit and net transition obligation for the OPEB plans that will be amortized into net periodic benefit cost in 2007 total $14 million, a $2 million credit and $1 million, respectively. As discussed above, a portion of the pension and OPEB costs will be deferred as a regulatory asset.

Pension and Other Postretirement Employee Benefit Plan Cash Contributions — The following details the contributions to the benefit plans.

	December 31,
	2006	2005	2004
Pension plan contributions	$2	$1	$12
OPEB plan contributions	26	40	25

Total contributions	$28	$41	$37

Estimated funding in 2007 of the pension plan and OPEB plan total $36 million and $25 million, respectively.

Thrift Plan — Employees of TXU Electric Delivery may participate in a qualified savings plan, the TXU Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution plan intended to qualify under Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan includes an employee stock ownership component. Under the terms of the Thrift Plan, as amended effective in 2002, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pretax salary deferrals and/or after-tax payroll deductions, the lesser of 75% of their regular salary or wages or the maximum amount permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the cash balance formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the traditional defined benefit formula of the Retirement Plan. Prior to January 1, 2006, employer matching contributions were invested in TXU Corp. common stock. Effective January 1, 2006, employees may reallocate or transfer all or part of their accumulated or future employer matching contributions to any of the plan’s other investment options.

13.	STOCK-BASED COMPENSATION

TXU Electric Delivery bears the costs of TXU Corp.’s shareholder-approved long-term incentive plans for applicable management personnel engaged in its business activities. TXU Corp. provides discretionary awards of performance units to qualified management employees that are payable in its common stock. The awards generally vest over a three year period and the number of shares ultimately earned is based on the performance of TXU Corp.’s stock over the vesting period as compared to peer companies and established thresholds. TXU Corp. has established restrictions that limit certain employees’ opportunities to liquidate vested awards.

TXU Corp adopted SFAS 123R in 2004. This accounting rule eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards and requires the measurement of the cost of such awards over the vesting period based on the grant-date fair value of the award. TXU Corp. adopted SFAS 123R using the modified retrospective method, which allows for application to only prior interim periods in the year of initial adoption and resulted in the recognition of a credit of $3 million ($2 million after-tax) cumulative effect of change in accounting principle. For a portion of the 2004 period, the performance unit awards were payable in cash, but the awards were modified in December of 2004 and will be payable in TXU Corp. common stock.

TXU Corp. determines the fair value of its stock-based compensation awards utilizing a valuation model that takes into account three principal factors: expected volatility of the stock price of TXU Corp. and peer group companies, dividend rate of TXU Corp. and peer group companies and the restrictions limiting liquidation of vested stock awards. Based on the fair values determined under this model, TXU Electric Delivery’s reported expense related to the awards totaled $4 million, $8 million and $8 million ($3 million, $5 million and $5 million after-tax) in 2006, 2005 and 2004, respectively. The number of awards granted, net of forfeitures, totaled 8 thousand, 119 thousand and 348 thousand in 2006, 2005 and 2004, respectively. As of December 31, 2006, unrecognized expense related to unvested awards totaled $4 million, which is expected to be recognized over a weighted average period of two years.

With respect to awards to TXU Electric Delivery’s employees, the fair value of awards that vested in 2006, 2005 and 2004 totaled $57 million, $38 million and less than $1 million, respectively, based on the vesting date share prices. The aggregate fair value of outstanding awards expected to vest totaled $67 million based on the share price and performance of TXU Corp. stock as of December 31, 2006.

14.	FAIR VALUE OF NONDERIVATIVE FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of TXU Electric Delivery’s significant nonderivative financial instruments that are not reported at fair value on the balance sheet are as follows:

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt (including current maturities)	$4,108	$4,331	$4,200	$4,473

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

15.	RELATED-PARTY TRANSACTIONS

The following represent significant related-party transactions of TXU Electric Delivery:

•

TXU Electric Delivery records revenue from TXU Energy Company for electricity delivery fees and other miscellaneous revenues, which totaled $1.1 billion, $1.3 billion and $1.4 billion for the years ended December 31, 2006, 2005 and 2004, respectively.

•

TXU Electric Delivery records interest income from TXU Energy Company with respect to TXU Electric Delivery’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by TXU Electric Delivery’s bankruptcy remote financing subsidiary. The interest income serves to offset TXU Electric Delivery’s interest expense on transition bonds. This interest income totaled $52 million, $55 million and $54 million for the years ended December 31, 2006, 2005 and 2004, respectively.

•

Incremental accrued income taxes incurred by TXU Electric Delivery as a result of delivery fee surcharges to its customers related to transition bonds are reimbursed by TXU Energy Company. TXU Electric Delivery’s financial statements reflect a note receivable from TXU Energy Company of $356 million ($33 million reported as current) at December 31, 2006 and $395 million ($33 million reported as current) at December 31, 2005 related to these income taxes.

•

Short-term advances from parent totaled $24 million, $23 million and $63 million at December 31, 2006, 2005 and 2004, respectively. The average daily balances of short-term advances from parent totaled $44 million, $71 million, and $55 million for the years ended December 31, 2006, 2005 and 2004, respectively, and the weighted average interest rate for the respective periods was 5.4%, 4.1% and 2.9%. Interest expense incurred on the advances totaled approximately $2 million, $3 million and $2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

•

A TXU Corp. subsidiary charges TXU Electric Delivery for financial, accounting and other administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $36 million, $34 million and $101 million for the years ended December 31, 2006, 2005 and 2004, respectively. Effective July 1, 2004, under TXU Electric Delivery’s ten year services agreement with Capgemini, several of the support activities previously performed by TXU Corp. are now provided by Capgemini.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported on TXU Energy Company’s balance sheet, is funded by a delivery fee surcharge collected from REPs by TXU Electric Delivery and remitted to TXU Energy Company, with the intent that the trust fund assets will be sufficient to fund the estimated decommissioning liability, also reported on TXU Energy Company’s balance sheet. Income and expenses associated with the trust fund and the decommissioning liability recorded by TXU Energy Company are offset by a net change in the TXU Electric Delivery and TXU Energy Company intercompany receivable/payable, which in turn results in a change in TXU Electric Delivery’s reported net regulatory asset/liability. The regulatory liability totaled $17 million at December 31, 2006 and represents the excess of the trust fund balance over the estimated decommissioning liability. The regulatory asset totaled $8 million at December 31, 2005 and represented the excess of the decommissioning liability over the trust fund balance.

•

TXU Electric Delivery has a 19.5% limited partnership interest, with a carrying value of $4 million and $8 million at December 31, 2006 and 2005, respectively, in a TXU Corp. subsidiary holding Capgemini-related assets. Equity losses related to this interest totaled $4 million, $3 million and $2 million for the years ended December 31, 2006, 2005 and 2004, respectively. These losses primarily represent amortization of software assets held by the subsidiary.

•

TXU Corp. files a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based on their respective taxable income or loss. As a result, TXU Electric Delivery had a federal income tax payable to TXU Corp. of $31 million and $181 million at December 31, 2006 and 2005, respectively.

•

In 2004, TXU Electric Delivery charged TXU Gas Company for meter reading and certain customer and administrative services at cost. These charges totaled $14 million for the year ended December 31, 2004 and were largely reported as a reduction in operation and maintenance expenses. On October 1, 2004, TXU Gas and Atmos Energy Corporation completed a merger by division in which Atmos Energy Corporation acquired TXU Gas’ operations. TXU Electric Delivery continued to provide meter reading services to Atmos Energy Corporation under a transition service agreement through September 30, 2005.

See Notes 6 and 12 for information regarding the accounts receivable securitization program and the related subordinated notes receivable and the allocation of TXU Corp.’s pension and OPEB costs, respectively.

16.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions —

	Year Ended December 31,
	2006	2005	2004
Other income:
Equity portion of allowance for funds used during construction	$—	$2	$4
Other, including net gain on sale of properties	2	2	3

Total other income	$2	$4	$7

Other deductions:
Employee severance charges (See Note 2 regarding 2004 charges)	$—	$2	$20
Charges related to cities rate settlements (Note 2 and Note 3)	13	1	21
Capgemini outsourcing transition costs (Note 2)	—	3	4
Equity losses in an unconsolidated affiliate (Note 15)	4	3	2
Asset impairments (Note 2)	—	—	4
Transition costs related to InfrastruX Energy Services joint venture (a)	7	—	—
Other	3	6	4

Total other deductions	$27	$15	$55

(a)	Transition costs include costs incurred on behalf of the new venture such as modifying information technology systems, planning and designing processes and training transitioning employees to prepare for the operation of the venture.

Interest Expense and Related Charges —

	Year Ended December 31,
	2006	2005	2004
Interest	$287	$270	$277
Amortization of debt discounts and issuance costs	5	5	6
Allowance for funds used during construction — capitalized interest portion	(6)	(6)	(4)

Total interest expense and related charges	$286	$269	$279

Property, Plant and Equipment —

	December 31,
	2006	2005
Assets in service:
Distribution	$7,788	$7,384
Transmission	3,179	2,829
Other assets	395	381

Total	11,362	10,594
Less accumulated depreciation	3,897	3,654

Net of accumulated depreciation	7,465	6,940
Construction work in progress	123	107
Held for future use	20	20

Property, plant and equipment — net	$7,608	$7,067

TXU Electric Delivery’s depreciation expense as a percent of average depreciable property approximated 2.8% for 2006, 2005 and 2004.

Intangible Assets —Intangible assets other than goodwill are comprised of the following:

	As of December 31, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Land easements	$178	$64	$114	$176	$62	$114
Capitalized software	100	52	48	71	34	37

Total	$278	$116	$162	$247	$96	$151

Aggregate TXU Electric Delivery amortization expense for intangible assets totaled $20 million, $9 million and $11 million for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, the weighted average remaining useful lives of capitalized land easements and software were 69 years and 9 years, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2006 is as follows:

Year	Amortization Expense
2007	$15
2008	15
2009	15
2010	8
2011	5

At December 31, 2006 and 2005, goodwill of $25 million was reported in other noncurrent assets on the balance sheet.

TXU Electric Delivery evaluates goodwill for impairment at least annually (as of October 1) in accordance with SFAS 142. The impairment tests performed are based on discounted cash flow analyses. No goodwill impairment has been recognized.

Severance Liability Related to Restructuring Activities and Strategic Initiatives —

	2006	2005
Severance cost liability at January 1	$4	$12
Additions to liability (a)	8	—
Payments charged against liability	(10)	(8)
Adjustments	(1)	—

Severance cost liability as of December 31	$1	$4

(a)	Addition to the liability relates to a services agreement entered into with a provider and the cost was deferred as a regulatory asset.

Supplemental Cash Flow Information —

	Year Ended December 31,
	2006	2005	2004
Cash payments:
Interest (net of amounts capitalized)	$281	$268	$285
Income taxes	$290	$77	$11
Noncash investing and financing activities:
Noncash construction expenditures (a)	$33	$43	$48
Noncash contribution related to TXU Corp. stock-based compensation	$5	$9	$10
Noncash contribution for pension-related assets	$15	$(146)	$—
Transfer of property	$—	$19	$—

(a)	Represents end of year accruals.

Quarterly Information (unaudited) — In the opinion of TXU Electric Delivery, the information below includes all adjustments necessary for a fair statement of such amounts. Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors.

	Operating Revenues		Operating Income		Net Income
Quarter Ended	2006	2005	2006	2005	2006	2005
March 31	$562	$550	$127	$132	$65	$71
June 30	604	564	148	147	86	86
September 30	708	706	200	204	131	145
December 31	575	575	135	106	62	49

17.	SUBSEQUENT EVENTS

The following disclosure is as provided in TXU Corp.’s 2006 Annual Report on Form 10-K.

On February 25, 2007, TXU Corp. entered into the Merger Agreement with Merger Sub Parent and Merger Sub, whereby TXU Corp. would merge with Merger Sub and TXU Corp. would become a wholly-owned subsidiary of Merger Sub Parent. Merger Sub Parent and Merger Sub are entities directly and indirectly owned by a private investment group consisting of entities advised by or affiliated with Kohlberg Kravis Roberts & Co. and Texas Pacific Group (Sponsors).

Under the terms of the Merger Agreement, the Sponsors will acquire all of the outstanding shares of TXU Corp. for $69.25 per share, representing a transaction value of approximately $32 billion in addition to the assumption by the Sponsors and the Merger Sub Parent of approximately $12 billion of debt. The Merger Agreement contemplates that upon the merger of Merger Sub with TXU Corp., each outstanding share of TXU Corp. common stock will be cancelled and converted into the right to receive $69.25 in cash, without interest, except for shares held by either TXU Corp. or the Sponsors or their affiliates, or by dissenting shareholders until their rights to dispute are satisfied.

The Merger Agreement contains a “go-shop” provision pursuant to which TXU Corp. has the right to solicit and engage in discussions and negotiations with respect to competing proposals through April 16, 2007. TXU Corp.’s board of directors, with the assistance of its independent advisors, intends to solicit proposals during this go-shop period. After April 16, 2007, TXU Corp. may continue discussions with certain persons who have made proposals prior to the end of the go-shop period. After the go-shop period, TXU Corp. is not permitted to solicit additional proposals and may not share information or have discussions regarding alternative proposals, except in certain circumstances. There can be no assurances that the solicitation of proposals will result in an alternative transaction. TXU Corp. does not intend to disclose developments with respect to this solicitation process unless and until its board of directors has made a decision regarding any alternative proposals.

The Merger Agreement contains certain operating covenants with respect to TXU Corp. and its subsidiaries pending the consummation of the proposed merger. Generally, unless the parties have otherwise agreed with respect to specified business activities or TXU Corp. obtains the Merger Sub Parent’s prior written consent, which consent cannot be unreasonably withheld, conditioned or delayed by the Merger Sub Parent, TXU Corp. and its subsidiaries must carry on their businesses in a manner consistent with a business plan that was negotiated between TXU Corp. and Merger Sub Parent and otherwise in the ordinary course of business and use reasonable best efforts to preserve their present business organizations intact and maintain existing relationships and goodwill with governmental entities, customers, suppliers, employees and business organizations. In addition, the Merger Agreement contains certain specific restrictions or limitations on the activities of each of TXU Corp. and its subsidiaries, subject to the receipt of the Merger Sub Parent’s prior written consent, which consent can not be unreasonably withheld, conditioned or delayed by the Merger Sub Parent, including the issuance or repurchase of capital stock, the amendment of its organization documents, acquisitions and dispositions of assets in excess of specified amounts, capital expenditures in excess of specified amounts, incurrence of certain indebtedness, modification of certain employee compensation and benefits arrangements, discharging of liabilities and changes to TXU Corp.’s trading policies, as well as executing specified trading transactions; however, TXU Corp. is permitted to declare and pay its regular quarterly dividend.

TXU Corp. may terminate the Merger Agreement under certain circumstances, including if its board of directors determines in good faith that it has received a superior proposal, and otherwise complies with certain terms of the Merger Agreement. In connection with a termination, TXU Corp. would have to pay a fee of $1 billion to Merger Sub Parent, unless such termination is in connection with a superior proposal submitted by certain persons who made such a proposal prior to the end of the go-shop period, in which case the fee would be $375 million. In certain other circumstances, the Merger Agreement provides for Merger Sub Parent to pay to TXU Corp. a fee of $1 billion upon termination of the Merger Agreement.

Consummation of the proposed merger is subject to various conditions, including approval of the merger by a vote of two-thirds of the outstanding shares of TXU Corp. common stock, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval of the FERC and the NRC and other customary closing conditions. In addition, Merger Sub Parent and Merger Sub will not be obligated to consummate the proposed merger unless the representations and warranties of TXU Corp. set forth in the Merger Agreement are true and correct as of the closing date, except where any failures of the representations and warranties to be true and correct, individually or in the aggregate, would not reasonably be expected to have a material adverse effect on TXU Corp. TXU Corp. also expects to seek approval of the Federal Communications Commission in connection with the closing of the proposed merger. TXU Corp. currently expects that the proposed merger will occur in the second half of 2007; however, there can be no assurance that the proposed merger will be consummated.

The funding of the transaction will not result in new debt incurred at TXU Electric Delivery.

APPENDIX B

TXU Electric Delivery Company Exhibits to Form 10-K for the Fiscal Year Ended December 31, 2006

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

—     Officer’s Certificate, dated May 6, 2002, establishing the terms of TXU Electric Delivery Company’s 6.375% Senior Notes (formerly Senior Secured Notes) due 2012 and 7.000% Senior Notes (formerly Senior Secured Notes) due 2032.

Exhibits	Previously Filed* With File Number	As Exhibit
4(d)	333-106894 Form S-4 (filed July 9, 2003)	4(c)

—     Officer’s Certificate, dated December 20, 2002, establishing the terms of TXU Electric Delivery Company’s 6.375% Senior Notes (formerly Senior Secured Notes) due 2015 and 7.250% Senior Notes (formerly Senior Secured Notes) due 2033.

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

(12)	Statement Regarding Computation of Ratios.

12			— Computation of Ratio of Earnings to Fixed Charges

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			— Certification of T. L. Baker, chief executive officer of TXU Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			— Certification of David M. Davis, principal financial officer of TXU Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			— Certification of T. L. Baker, chief executive officer of TXU Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			— Certification of David M. Davis, principal financial officer of TXU Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	— Financing Order.

99(b)	333-91935 Form S-3 (filed July 1, 2003)	99(b)	— Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated May 21, 2002.

99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(c)	— Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated February 18, 2000.

*	Incorporated herein by reference.