Form 10-Q
period 2007-03-31
ONCOR ELECTRIC DELIVERY CO
filed 2007-05-15
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-100240

Oncor Electric Delivery Company

(Formerly TXU Electric Delivery Company)

(Exact Name of Registrant as Specified in its Charter)

Texas	75-2967830
(State of Incorporation)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201	(214) 486-2000
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number)

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

Common Stock outstanding at May 8, 2007: 48,864,775 shares, without par value

Oncor Electric Delivery Company meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Oncor Electric Delivery Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. Oncor Electric Delivery Company will provide copies of current reports not posted on the website upon request. The information on TXU Corp.’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2006 Form 10-K	TXU Electric Delivery Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (now Oncor Electric Delivery Company)

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business process support services to Oncor Electric Delivery and TXU Energy Company.

Commission	Public Utility Commission of Texas

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 45	FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”

FIN 48	FIN No. 48, “Accounting for Uncertainty in Income Taxes”

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

IRS	US Internal Revenue Service

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which an investor group led by Kohlberg Kravis Roberts & Co and Texas Pacific Group would acquire TXU Corp.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

NRC	US Nuclear Regulatory Commission

Oncor Electric Delivery	Refers to Oncor Electric Delivery Company (formerly TXU Electric Delivery Company), a subsidiary of TXU Corp., and/or its consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC (formerly TXU Electric Delivery Transition Bond Company LLC), depending on context. This Form 10-Q and other SEC filings of Oncor Electric Delivery occasionally make references to Oncor Electric Delivery when describing actions, rights or obligations of its subsidiary. These references reflect the fact that the subsidiary is consolidated with Oncor Electric Delivery for financial reporting purposes. However, these references should not be interpreted to imply that Oncor Electric Delivery is actually undertaking the action or has the rights or obligations of its subsidiary or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

PURA	Texas Public Utility Regulatory Act

ii

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies, Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 109	SFAS No. 109, “Accounting for Income Taxes”

SFAS 123R	SFAS No. 123 (revised 2004), “Share-Based Payment”

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement No. 125”

SFAS 158	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”

TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context

TXU Energy Company	refers to TXU Energy Company LLC, a subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context

US	United States of America

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp.

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(millions of dollars)
Operating revenues:
Affiliated	$265	$267
Nonaffiliated	348	295

Total operating revenues	613	562

Operating expenses:
Operation and maintenance	198	203
Depreciation and amortization	119	113
Income taxes	43	23
Taxes other than income	96	96

Total operating expenses	456	435

Operating income	157	127

Other income and deductions:
Other income (Note 11)	2	—
Other deductions (Note 11)	10	2
Nonoperating income taxes	3	6

Interest income	15	14

Interest expense and related charges (Note 11)	76	68

Net income	$85	$65

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(millions of dollars)
Net income	$85	$65
Other comprehensive income, net of tax effects:
Cash flow hedges — derivative value net losses reported in net income that relate to hedged transactions recognized in the period (net of tax expense of $– in both years)	—	1

Comprehensive income	$85	$66

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(millions of dollars)
Cash flows — operating activities:
Net income	$85	$65
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	119	113
Deferred income taxes and investment tax credits — net	26	9
Other, net	1	4
Changes in operating assets and liabilities	(116)	(272)

Cash provided by (used in) operating activities	115	(81)

Cash flows — financing activities:
Issuance of long-term debt	800	—
Retirements of long-term debt	(21)	(21)
Changes in short-term borrowings	(605)	396
Dividend to parent	(88)	(85)
Net increase in advances from parent	9	17
Decrease in income tax-related note receivable from TXU Energy Company	8	—
Debt premium, discount, financing and reacquisition expenses	(8)	(2)

Cash provided by financing activities	95	305

Cash flows — investing activities:
Capital expenditures	(187)	(231)
Costs to remove retired property	(8)	(12)
Other	—	6

Cash used in investing activities	(195)	(237)

Net change in cash and cash equivalents	15	(13)

Cash and cash equivalents — beginning balance	1	15

Cash and cash equivalents — ending balance	$16	$2

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 31, 2006
	(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$16	$1
Restricted cash	60	55
Trade accounts receivable from nonaffiliates — net (Note 4)	106	101
Trade accounts and other receivables from affiliates	185	192
Materials and supplies inventories — at average cost	78	76
Accumulated deferred income taxes (Note 2)	39	23
Prepayments	81	68
Other current assets	17	1

Total current assets	582	517

Investments and other property	94	93
Property, plant and equipment — net	7,725	7,608
Note receivable due from TXU Energy Company (Note 10)	315	323
Regulatory assets — net (Note 3)	1,979	2,028
Other noncurrent assets	150	140

Total assets	$10,845	$10,709

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Short-term borrowings (Note 5)	$68	$673
Advances from parent	33	24
Long-term debt due currently (Note 6)	297	297
Trade accounts payable	84	91
Accrued income taxes payable to parent	18	31
Accrued taxes other than income	73	144
Accrued interest	67	73
Other current liabilities	63	66

Total current liabilities	703	1,399

Accumulated deferred income taxes (Note 2)	1,442	1,461
Investment tax credits	51	52
Long-term debt, less amounts due currently (Note 6)	4,590	3,811
Other noncurrent liabilities and deferred credits	1,094	1,011

Total liabilities	7,880	7,734

Contingencies (Note 7)

Shareholder’s equity (Note 8)
Common stock without par value:
Authorized shares – 100,000,000 shares;
Outstanding shares: 48,864,775 at March 31, 2007 and December 31, 2006	1,988	1,986
Retained earnings	996	1,008
Accumulated other comprehensive loss	(19)	(19)

Total shareholder’s equity	2,965	2,975

Total liabilities and shareholder’s equity	$10,845	$10,709

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Description of Business — Oncor Electric Delivery, formerly known as TXU Electric Delivery, is a wholly-owned subsidiary of TXU Corp. While Oncor Electric Delivery is a wholly-owned subsidiary of TXU Corp., Oncor Electric Delivery is a separate legal entity from TXU Corp. and all of its other affiliates with its own assets and liabilities. Oncor Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A significant portion of Oncor Electric Delivery’s revenues represent fees for delivery services provided to TXU Energy Company. Distribution revenues from TXU Energy Company represented 48% of Oncor Electric Delivery’s distribution revenues and 43% of Oncor Electric Delivery’s total revenues for the three months ended March 31, 2007.

Oncor Electric Delivery’s consolidated financial statements include its wholly-owned, bankruptcy-remote financing subsidiary Oncor Electric Delivery Transition Bond Company LLC. Oncor Electric Delivery Transition Bond Company LLC was organized for the limited purpose of issuing securitization bonds to recover generation-related regulatory asset stranded costs and other qualified costs.

On February 25, 2007, TXU Corp. entered into a Merger Agreement under which an investor group led by Kohlberg Kravis Roberts & Co. and Texas Pacific Group (Sponsors) is expected to acquire TXU Corp. if the relevant conditions to closing are satisfied (Proposed Merger).

Oncor Electric Delivery is managed as an integrated business; therefore, there are no reportable business segments.

Basis of Presentation — The condensed consolidated financial statements of Oncor Electric Delivery have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2006 Form 10-K with the exception of the adoption of FIN 48. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2006 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Use of Estimates — Preparation of Oncor Electric Delivery’s financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including mark-to-market valuation adjustments. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

Changes in Accounting Standards — In June 2006, the FASB issued FIN 48, which provides clarification of SFAS 109 with respect to the recognition of income tax benefits of uncertain tax positions in the financial statements. Effective January 1, 2007, Oncor Electric Delivery adopted FIN 48 as required. See Note 2 for the impacts of adopting FIN 48 and required disclosures.

2.	ADOPTION OF NEW INCOME TAX ACCOUNTING RULES (FIN 48)

FIN 48 requires that each tax position be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable. Oncor Electric Delivery has completed its review and assessment of uncertain tax positions and in the quarter ended March 31, 2007 recorded a net charge to retained earnings and an increase to noncurrent liabilities of $9 million in accordance with the new accounting rule.

TXU Corp. and its subsidiaries file income tax returns in US federal, state and foreign jurisdictions and are subject to examinations by the IRS and other taxing authorities. Examinations of income tax returns filed by TXU Corp. and any of its subsidiaries for the years ending prior to January 1, 1997, with few exceptions, are complete. The IRS is in the process of examining TXU Corp.’s US income tax returns for the years 1997 through 2002 and is expected to complete its examination in 2007. Texas franchise tax returns for the years 2002 through 2006 have not been examined.

For Oncor Electric Delivery, the total amount of benefits taken on income tax returns that do not qualify for financial statement recognition under FIN 48 totaled $84 million as of January 1, 2007, the substantial majority of which represents amounts that have been accounted for as noncurrent liabilities instead of deferred income tax liabilities, of this amount, $12 million would affect earnings if recognized. The balance sheet at March 31, 2007 reflects a reclassification of $64 million from accumulated deferred income tax liabilities to other noncurrent liabilities recorded in the first quarter of 2007.

Oncor Electric Delivery classifies interest and penalties related to unrecognized tax benefits as income tax expense. As of January 1, 2007, noncurrent liabilities included a total of $7 million in accrued interest. The amount of interest (after-tax) included in income tax expense for the quarter ended March 31, 2007 totaled $1 million.

Oncor Electric Delivery does not expect that the total amount of unrecognized tax benefits for the positions included as of the date of the adoption will significantly increase or decrease within the next 12 months.

3.	REGULATORY ASSETS AND LIABILITIES

Regulatory Assets and Liabilities —

	March 31, 2007	December 31, 2006
Regulatory assets
Generation-related regulatory assets securitized by transition bonds	$1,281	$1,316
Employee retirement costs	451	461
Storm-related service recovery costs	137	138
Securities reacquisition costs	110	112
Recoverable deferred income taxes — net	90	90
Employee severance costs	44	44

Total regulatory assets	2,113	2,161

Regulatory liabilities
Investment tax credit and protected excess deferred taxes	62	63
Over-collection of securitization (transition) bond revenues	36	34
Nuclear decommissioning cost over-recovery	15	17
Other regulatory liabilities	21	19

Total regulatory liabilities	134	133

Net regulatory assets	$1,979	$2,028

Regulatory assets totaling $121 million have been reviewed and approved by the Commission and are earning a return. The unamortized amounts of these regulatory assets reflected in the above table totaled $99 million at March 31, 2007 and $100 million at December 31, 2006. The assets that have been approved by the Commission and are not earning a return totaled $1.309 billion at March 31, 2007 and $1.343 billion at December 31, 2006, and have a remaining recovery period of nine to 44 years, including the regulatory assets securitized by transition bonds that have a remaining recovery period of nine years.

4.	TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

Sale of Receivables — Oncor Electric Delivery participates in an accounts receivable securitization program established by TXU Corp. for certain of its subsidiaries, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, Oncor Electric Delivery sells trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). The current program is subject to renewal in June 2008.

The maximum amount currently available under the program to all TXU Corp. subsidiary participants (originators) is $700 million, and the program funding was $647 million as of March 31, 2007. The program funding to Oncor Electric Delivery totaled $103 million as of March 31, 2007. Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program. Total funding availability under the program is reduced by 100% of the originators’ customer deposits if TXU Energy Company’s fixed charge coverage ratio is less than 2.5 times; 50% if TXU Energy Company’s coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if TXU Energy Company’s coverage ratio is 3.25 times or more. The originators’ customer deposits, which totaled $119 million, did not affect funding availability at that date as TXU Energy Company’s coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by Oncor Electric Delivery are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in delivery fees and volumes. TXU Receivables Company has issued subordinated notes payable to Oncor Electric Delivery for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to Oncor Electric Delivery that was funded by the sale of the undivided interests. The balance of the subordinated notes issued to Oncor Electric Delivery, which is reported in trade accounts receivable, was $72 million and $52 million at March 31, 2007 and December 31, 2006, respectively.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities. The discount also funds a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp., but the amounts are immaterial. The program fees, referred to as losses on sale of the receivables under SFAS 140, consist primarily of interest costs on the underlying financing and totaled $2 million and $1 million for the three month periods ending March 31, 2007 and 2006, respectively, and averaged 5.7% and 5.2% (on an annualized basis) of the funding under the program for the three month periods ending March 31, 2007 and 2006, respectively. These fees represent essentially all the net incremental costs of the program to Oncor Electric Delivery and are reported in operation and maintenance expenses.

The accounts receivable balance reported in the March 31, 2007 consolidated balance sheet has been reduced by $175 million face amount of trade accounts receivable from nonaffiliates sold to TXU Receivables Company, partially offset by the inclusion of $72 million of subordinated notes receivable from TXU Receivables Company. Funding under the program increased $17 million to $103 million for the three month period ended March 31, 2007 and increased $8 million to $97 million for the three month period ended March 31, 2006. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable balance approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to Oncor Electric Delivery were as follows:

	Three Months Ended March 31,
	2007	2006
Cash collections on accounts receivable	$380	$280
Face amount of new receivables purchased	(417)	(295)
Discount from face amount of purchased receivables	2	1
Program fees paid	(2)	(1)
Increase in subordinated notes payable	20	7

Cash flows provided to Oncor Electric Delivery under the program	$(17)	$(8)

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

Contingencies Related to Sale of Receivables Program — Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

1)	all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio; or

2)	the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

Trade Accounts Receivable —

	March 31, 2007	December 31, 2006
Gross trade accounts receivable	$361	$347
Trade accounts receivable from TXU Energy Company	(147)	(155)
Undivided interests in accounts receivable sold by TXU Receivables Company	(175)	(138)
Subordinated notes receivable from TXU Receivables Company	72	52
Allowance for uncollectible accounts related to undivided interests in receivables retained	(5)	(5)

Trade accounts receivable from nonaffiliates – net	$106	$101

Gross trade accounts receivable at March 31, 2007 and December 31, 2006 included unbilled revenues of $122 million and $118 million, respectively.

Allowances related to receivables sold are reported in other current liabilities and totaled $1 million at both March 31, 2007 and December 31, 2006.

5.	SHORT-TERM FINANCING

Short-term Borrowings — At March 31, 2007 and December 31, 2006, the outstanding short-term borrowings of Oncor Electric Delivery consisted of the following:

	At March 31, 2007		At December 31, 2006
	Outstanding Amount	Interest Rate (a)	Outstanding Amount	Interest Rate (a)
Commercial paper	$68	5.51%	$673	5.53%
Advances from parent	33	5.76%	24	5.65%

Total	$101		$697

(a)	Weighted average interest rate at the end of the period.

Under the commercial paper program, Oncor Electric Delivery may issue up to $1.0 billion of commercial paper. At March 31, 2007, TXU Energy Company and Oncor Electric Delivery had $103 million and $68 million of commercial paper outstanding, respectively. The program is effectively supported by existing credit facilities although there is no contractual obligation under the program to maintain equivalent availability under existing credit facilities.

Credit Facilities — At March 31, 2007, Oncor Electric Delivery had access directly or through its affiliates to credit facilities with the following terms:

	Maturity Date	At March 31, 2007
Authorized Borrowers		Facility Limit	Letters of Credit	Cash Borrowings	Availability
TXU Energy Company	February 2008	$1,500	$—	$—	$1,500
TXU Energy Company, Oncor Electric Delivery	June 2008	1,400	503	—	897
TXU Energy Company, Oncor Electric Delivery	August 2008	1,000	—	495	505
TXU Energy Company, Oncor Electric Delivery	March 2010	1,600	88	375	1,137
TXU Energy Company, Oncor Electric Delivery	June 2010	500	5	230	265
TXU Energy Company	December 2009	500	455	45	—

Total		$6,500	$1,051	$1,145	$4,304

The maximum amount TXU Energy Company and Oncor Electric Delivery can directly access under the facilities is $6.5 billion and $3.6 billion, respectively. These facilities may be used for working capital and general corporate purposes, including providing support for issuances of commercial paper and for issuing letters of credit. Availability under these facilities as of March 31, 2007 declined $1.1 billion from December 31, 2006 primarily due to borrowings to repay maturing commercial paper and incremental credit support requirements.

On March 1, 2007, the $1.5 billion TXU Energy Company facility maturing in May 2007 was terminated and replaced with a new 364-day facility with terms comparable to the existing facilities. The new credit facility may only be drawn upon if the $1.0 billion credit facility is fully drawn. Except in limited circumstances, the facility will expire on February 23, 2008.

All letters of credit and cash borrowings under the credit facilities as of March 31, 2007 are the obligations of TXU Energy Company.

Pursuant to Commission rules, availability under the credit facilities is further reduced by $123 million representing TXU Energy Company’s retail customer deposits.

6.	LONG-TERM DEBT

Long-term debt — At March 31, 2007 and December 31, 2006, long-term debt of Oncor Electric Delivery consisted of the following:

	March 31, 2007	December 31, 2006
Oncor Electric Delivery
6.375% Fixed Senior Notes due May 1, 2012	$700	$700
7.000% Fixed Senior Notes due May 1, 2032	500	500
6.375% Fixed Senior Notes due January 15, 2015	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
5.000% Fixed Debentures due September 1, 2007	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
5.725% Floating Senior Notes due September 16, 2008 (a)	800	—
Unamortized discount	(16)	(16)

Total Oncor Electric Delivery	3,834	3,034

Oncor Electric Delivery Transition Bond Company LLC: (b)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	—	8
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	109	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	158	158
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total Oncor Electric Delivery Transition Bond Company LLC	1,053	1,074

Total Oncor Electric Delivery consolidated	4,887	4,108

Less amount due currently	(297)	(297)

Total long-term debt	$4,590	$3,811

(a)	Interest rates in effect at March 31, 2007. This series is subject to mandatory redemption upon a change in control of TXU Corp., including the Proposed Merger and are subject to optional redemption on or after September 16, 2007.
(b)	These bonds are nonrecourse to Oncor Electric Delivery and were issued to securitize a regulatory asset.

Debt-related Activity in 2007 — In March 2007, Oncor Electric Delivery issued floating rate senior notes with an aggregate principal amount of $800 million. The floating rate is based on LIBOR plus 37.5 basis points (subject to an increase of up to 50 basis points in the event of a downgrade in Oncor Electric Delivery’s credit rating). The notes mature in September 2008 but are subject to a mandatory redemption upon a change in control of TXU Corp. including consummation of the Proposed Merger.

Retirements of long-term debt in 2007 totaled $21 million and represent transition bond principal payments at scheduled maturity dates.

7.	COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Proceedings — Oncor Electric Delivery is involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

Guarantees — Oncor Electric Delivery has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. Guarantees issued or modified after December 31, 2002 are subject to the recognition and initial measurement provisions of FIN 45, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

Residual value guarantees in operating leases — Oncor Electric Delivery is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At March 31, 2007, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $22 million. These leased assets consist primarily of vehicles used in distribution activities. The average life of the lease portfolio is approximately three years.

8.	SHAREHOLDER’S EQUITY

Common Stock — No shares of Oncor Electric Delivery’s common stock are held by or for its own account, nor are any shares of such capital stock reserved for its officers and employees or for options, warrants, conversions or other rights in connection therewith.

Noncash contributions — Under SFAS 123R, expense related to TXU Corp.’s stock-based incentive compensation awards granted to Oncor Electric Delivery’s employees is accounted for as a noncash capital contribution from TXU Corp. Accordingly, Oncor Electric Delivery recorded a credit of $1 million to its common stock account in the first quarter of 2007.

Dividends — During 2007, Oncor Electric Delivery declared and paid the following dividends:

Declaration Date	Payment Date	Dividend Amount
April 1, 2007	April 2, 2007	$88
January 1, 2007	January 2, 2007	$88

Shareholder’s Equity — The following table presents the changes to shareholder’s equity during the three months ended March 31, 2007:

	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Shareholder’s Equity
Balance at December 31, 2006	$1,986	$1,008	$(19)	$2,975
Net income	—	85	—	85
Dividends to parent	—	(88)	—	(88)
Effects of stock-based incentive compensation plans	1	—	—	1
Effect of adoption of FIN 48	—	(9)	—	(9)
Other	1	—	—	1

Balance at March 31, 2007	$1,988	$996	$(19)	$2,965

Cash distributions occurring in the legal form of common stock share repurchases have been recorded as a return of capital for accounting purposes. There have not been any such repurchases in 2007.

9.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) COSTS

Oncor Electric Delivery is a participating employer in the pension plan sponsored by TXU Corp. Oncor Electric Delivery also participates with TXU Corp. and other subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The net allocated pension and OPEB costs applicable to Oncor Electric Delivery for the three months ended March 31, 2007 and 2006 are comprised of the following:

	Three Months Ended March 31,
	2007	2006
	(millions of dollars)
Amounts recognized as expense	$4	$5
Amounts deferred principally as a regulatory asset or property	12	19

Total pension and OPEB costs	$16	$24

The discount rate reflected in net pension and OPEB costs in 2007 is 5.90%. The expected rate of return on plan assets reflected in the 2007 cost amounts is 8.75% for the pension plan and 8.67% for the OPEB plan.

Oncor Electric Delivery expects to make a $1 million required contribution to TXU Corp.’s pension plan in 2007.

10.	RELATED–PARTY TRANSACTIONS

The following represent significant related-party transactions of Oncor Electric Delivery:

•

Oncor Electric Delivery records revenue from TXU Energy Company for electricity delivery fees and other miscellaneous revenues, which totaled $265 million and $267 million for the three months ended March 31, 2007 and 2006, respectively.

•

Oncor Electric Delivery records interest income received from TXU Energy Company with respect to Oncor Electric Delivery’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor Electric Delivery’s bankruptcy-remote financing subsidiary. The interest income serves to offset Oncor Electric Delivery’s interest expense on transition bonds. This interest income totaled $13 million for both the three months ended March 31, 2007 and 2006, respectively.

•

Incremental accrued income taxes incurred by Oncor Electric Delivery as a result of delivery fee surcharges to its customers related to transition bonds are reimbursed by TXU Energy Company. Oncor Electric Delivery’s financial statements reflect a note receivable from TXU Energy Company of $348 million ($33 million reported as current) at March 31, 2007 and $356 million ($33 million reported as current) at December 31, 2006 related to these income taxes.

•

Short-term advances from parent totaled $33 million and $24 million at March 31, 2007 and December 31, 2006, respectively. The average daily balances of short-term advances from parent totaled $86 million and $33 million during the three months ended March 31, 2007 and 2006, respectively, and the weighted average interest rates for the respective periods were 5.7% and 5.0%. Interest expense incurred on the advances totaled approximately $1 million and $412 thousand for the three months ended March 31, 2007 and 2006, respectively.

•

A TXU Corp. subsidiary charges Oncor Electric Delivery for financial, accounting and other administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $6 million and $11 million for the three months ended March 31, 2007 and 2006, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported on TXU Energy Company’s balance sheet, is funded by a delivery fee surcharge collected from REPs by Oncor Electric Delivery and remitted to TXU Energy Company, with the intent that the trust fund assets will be sufficient to fund the estimated decommissioning liability, also reported on TXU Energy Company’s balance sheet. Income and expenses associated with the trust fund and the decommissioning liability recorded by TXU Energy Company are offset by a net change in the Oncor Electric Delivery and TXU Energy Company intercompany receivable/payable, which in turn results in a change in Oncor Electric Delivery’s reported net regulatory asset/liability. The regulatory liability totaled $15 million and $17 million at March 31, 2007 and December 31, 2006, respectively, and represents the excess of the trust fund balance over the estimated decommissioning liability.

•

Oncor Electric Delivery has a 19.5% limited partnership interest, with a carrying value of $3 million and $4 million at March 31, 2007 and December 31, 2006, respectively, in a TXU Corp. subsidiary holding Capgemini-related assets. Equity losses related to this interest totaled $1 million for both the three months ended March 31, 2007 and 2006. These losses primarily represent amortization of software assets held by the subsidiary.

•

TXU Corp. files a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based on their respective taxable income or loss. As a result, Oncor Electric Delivery had a federal income tax payable to TXU Corp. of $18 million and $31 million at March 31, 2007 and December 31, 2006, respectively.

See Notes 4, 8 and 9 for information regarding the accounts receivable securitization program and the related subordinated notes receivable, dividends to TXU Corp. and the allocation of TXU Corp.’s pension and OPEB costs, respectively.

11.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions —

	Three Months Ended March 31,
	2007	2006
Other income:
Net gain on sale of other properties and investments	$2	$—

Other deductions:
Charges related to 2006 cities rate settlement	$6	$—
Transition costs related to InfrastruX Energy Services joint venture (a)	1	—
Equity losses in an unconsolidated affiliate (Note 10)	1	1
Other	2	1

Total other deductions	$10	$2

(a)	Transition costs include costs incurred on behalf of the new venture such as modifying information technology systems, planning and designing processes and training transitioning employees to prepare for the operation of the venture.

Interest Expense and Related Charges —

	Three Months Ended March 31,
	2007	2006
Interest	$76	$68
Amortization of debt discounts and issuance costs	1	1
Allowance for funds used during construction— capitalized interest portion	(1)	(1)

Total interest expense and related charges	$76	$68

Investments and Other Property —

	March 31, 2007	December 31, 2006
Assets related to employee benefit plans, principally employee savings programs	$70	$68
Restricted cash	17	17
Investment in unconsolidated affiliates	3	4
Land	4	4

Total investments and other property	$94	$93

Restricted Cash — All restricted cash amounts reported on the balance sheet relate to the securitization (transition) bonds.

Property, Plant and Equipment — At March 31, 2007 and December 31, 2006, property, plant and equipment of $7.7 billion and $7.6 billion, respectively, is stated net of accumulated depreciation and amortization of $3.9 billion for both periods.

Intangible Assets — Intangible assets other than goodwill are comprised of the following:

	As of March 31, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Land easements	$178	$65	$113	$178	$64	$114
Capitalized software	100	54	46	100	52	48

Total	$278	$119	$159	$278	$116	$162

Aggregate Oncor Electric Delivery amortization expense for intangible assets totaled $3 million for both the three months ended March 31, 2007 and 2006. At March 31, 2007, the weighted average remaining useful lives of capitalized land easements and software were 69 years and nine years, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2006 is as follows:

Year	Amortization Expense
2007	$15
2008	15
2009	15
2010	8
2011	5

At March 31, 2007 and December 31, 2006, goodwill of $25 million was reported in other noncurrent assets on the balance sheet.

Supplemental Cash Flow Information —

	Three Months Ended March 31,
	2007	2006
Cash payments:
Interest (net of amounts capitalized)	$80	$74
Income taxes	$32	$185
Noncash investing and financing activities:
Noncash construction expenditures (a)	$32	$46
Noncash contribution for pension-related assets	$—	$15

(a)	Represents end of period accruals.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Oncor Electric Delivery Company:

We have reviewed the accompanying condensed consolidated balance sheet of Oncor Electric Delivery Company and subsidiary (formerly TXU Electric Delivery Company) (the “Company”) as of March 31, 2007, and the related condensed statements of consolidated income, comprehensive income and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related statements of consolidated income, comprehensive income, shareholder’s equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 9, 2007

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

Oncor Electric Delivery, formerly known as TXU Electric Delivery, is a wholly-owned subsidiary of TXU Corp. While Oncor Electric Delivery is a wholly-owned subsidiary of TXU Corp., Oncor Electric Delivery is a separate legal entity from TXU Corp. and all of its other affiliates with its own assets and liabilities. Oncor Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A significant portion of Oncor Electric Delivery’s revenues represent fees for delivery services provided to TXU Energy Company. Distribution revenues from TXU Energy Company represented 48% of Oncor Electric Delivery’s distribution revenues and 43% of Oncor Electric Delivery’s total revenues for the three months ended March 31, 2007.

Oncor Electric Delivery’s financial statements include its wholly-owned, bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, which was organized for the limited purpose of issuing securitization (transition) bonds to recover generation-related regulatory asset stranded costs and other qualified costs.

On February 25, 2007, TXU Corp. entered into a Merger Agreement under which an investor group led by Kohlberg Kravis Roberts & Co. and Texas Pacific Group (Sponsors) is expected to acquire TXU Corp. if the relevant conditions to closing are satisfied (Proposed Merger).

Recent Developments

Proposed Merger – As previously disclosed, Oncor Electric Delivery will not incur any indebtedness to finance the Proposed Merger nor will it guaranty or use its assets to secure any affiliate indebtedness incurred to finance the Proposed Merger.

The following is as disclosed in the TXU Corp. quarterly report on Form 10-Q for the three months ended March 31, 2007:

The Merger Agreement contains a “go-shop” provision that gave TXU Corp. the right to solicit competing proposals until April 16, 2007. The “go-shop” process conducted on behalf of TXU Corp. by an independent financial advisor to the TXU Corp. Board of Directors has ended, and TXU Corp.’s Board of Directors has determined that no proposal was received that could reasonably be expected to result in a proposal superior to the Proposed Merger.

TXU Corp. and the Sponsors are continuing their efforts to complete the Proposed Merger. On April 19, 2007, TXU Generation Company LP filed with the NRC an application for the indirect transfer of control of the nuclear operating licenses relating to its Comanche Peak nuclear generation units. On April 25, 2007, Oncor Electric Delivery and Texas Energy Future Holdings Limited Partnership (TEF), the holding company formed by the Sponsors to acquire TXU Corp., filed with the Commission an application under Section 14.101 of PURA requesting that the Commission make a determination that the transaction as it relates to Oncor Electric Delivery is in the public interest. While not a condition to closing contained in the Merger Agreement, Oncor Electric Delivery and TEF intend to cooperate with the Commission in its review of the Proposed Merger as it relates to Oncor Electric Delivery. On May 4, 2007, Oncor Electric Delivery, TXU Portfolio Management and TEF filed with the FERC an application for the indirect transfer of control of certain FERC jurisdictional assets. TXU Corp. and the Sponsors expect to make the required filings with the U.S. Department of Justice (under the Hart-Scott-Rodino Act) and the Federal Communications Commission within the next few months. All required regulatory approvals are expected to be obtained by the fourth quarter of 2007. TXU Corp. currently expects to hold its annual shareholders’ meeting and shareholder vote on the Proposed Merger during the summer of 2007 on a date to be determined after TXU Corp. files with the SEC the preliminary proxy statement related to the Proposed Merger. TXU Corp. expects to file the preliminary proxy statement within the next few months.

As part of the commitments made in connection with the Proposed Merger, TXU Electric Delivery Company has been renamed Oncor Electric Delivery Company. This name change is part of a broader plan to separately manage certain of TXU Corp.’s businesses after closing of the Proposed Merger.

Utility Services Joint Venture – As previously disclosed, TXU Corp. and InfrastruX Group announced the formation of a joint venture, InfrastruX Energy Services (IES). TXU Corp. also announced an agreement between Oncor Electric Delivery and IES under which Oncor Electric Delivery would receive utility services from the joint venture. In April 2007, TXU Corp., Oncor Electric Delivery and InfrastruX Group amended their agreements to remove the March 31, 2007 end date and to permit either party to terminate the agreements at any time. TXU Corp. and InfrastruX Group have suspended activities related to the joint venture and Oncor Electric Delivery and IES have suspended activities related to the utility services agreement. The parties expect to terminate these agreements upon closing of the Proposed Merger.

In the second quarter of 2007, Oncor Electric Delivery expects to write-off approximately $2 million ($1 million after-tax) in previously deferred costs primarily representing employee compensation costs for activities related to transitioning to the joint venture.

Also refer to discussion below under “Regulation and Rates.”

RESULTS OF OPERATIONS

Oncor Electric Delivery is managed as an integrated business; therefore, there are no reportable business segments.

All dollar amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations (including the tables) are stated in millions of US dollars unless otherwise indicated.

Oncor Electric Delivery’s future results are expected to be impacted by the effects of the 2006 cities rate settlement. Incremental expenses of approximately $70 million are being recognized almost entirely over the period from May 2006 through June 2008, of which $8 million has been recognized in the three months ended March 31, 2007.

Operating Data

	Three Months Ended March 31,		% Change
	2007	2006
Operating statistics – volumes:
Electric energy delivered (GWh)	24,994	23,131	8.1

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	74.70	79.32	(5.8)
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.11	1.18	(5.9)
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	67.37	67.14	0.3

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)(b)	3,067	3,025	1.4

Operating Revenues:
Electricity distribution revenues (c):
Affiliated (TXU Energy Company)	$264	$267	(1.1)
Nonaffiliated	280	231	21.2

Total distribution revenues	544	498	9.2
Third-party transmission revenues	61	57	7.0
Other miscellaneous revenues	8	7	14.3

Total operating revenues	$613	$562	9.1

(a)	SAIDI is the average number of electric service outage minutes per customer in a year. SAIFI is the average number of electric service interruptions per customer in a year. CAIDI is the average duration in minutes of interruptions to electric service in a year. The statistics presented are based on the preceding twelve months’ data.
(b)	Includes lighting sites, primarily guard lights, for which TXU Energy Company is the REP but are not included in TXU Energy Company’s customer count. Such sites totaled 81,449 and 85,477 at March 31, 2007 and 2006, respectively.
(c)	Includes transition charge revenue associated with the issuance of securitization bonds totaling $37 million and $36 million for the three months ended March 31, 2007 and 2006, respectively. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Operating revenues increased $51 million, or 9%, to $613 million in 2007. The revenue increase reflected:

•	an estimated $32 million in higher revenues due to increased delivered volumes primarily reflecting the effects of colder, more normal weather;

•	$6 million from increased distribution tariffs to recover higher transmission costs;

•	$6 million due to growth in points of delivery;

•	$4 million in higher transmission revenues primarily due to rate increases approved in 2006 to recover ongoing investment in the transmission system; and

•	$1 million in higher securitization transition revenues (offset by higher amortization of the related regulatory asset).

Operation and maintenance expense decreased $5 million, or 2%, to $198 million in 2007. The decrease reflected:

•	$5 million in lower shared services costs allocated by TXU Corp. due primarily to $3 million in executive severance expenses in the first quarter of 2006;

•	$4 million in lower vegetation management and other contractor expenses due primarily to timing of spending; and

•	$1 million related to lower labor costs as a result of lower staffing levels.

partially offset by $6 million in higher fees paid to third party transmission entities.

Depreciation and amortization increased $6 million, or 5%, to $119 million in 2007. The increase reflected $4 million in depreciation related to normal additions and replacements of property, plant and equipment and $1 million in higher amortization of the regulatory assets associated with the securitization bonds (offset in revenues).

Other income totaled $2 million in 2007 and zero in 2006. Other deductions totaled $10 million and $2 million in 2007 and 2006, respectively. See Note 11 to Financial Statements for additional detail.

Income tax expense totaled $46 million in 2007 (including $43 million related to operating income and $3 million related to nonoperating income) compared to $29 million in 2006. The effective income tax rate increased to 35.1% in 2007 from 30.9% in 2006. The increase reflects higher income-based state franchise taxes as a result of the enactment of the Texas Margin tax, higher interest accrued related to uncertain tax positions and the effect of full amortization prior to the 2007 quarter of a component of tax-regulated liabilities associated with statutory tax rate changes.

Interest expense increased $8 million, or 12%, to $76 million in 2007. The increase reflects $7 million due to higher average borrowings and $1 million due to higher average interest rates.

Net income increased $20 million, or 31%, to $85 million. This increase was driven by higher operating revenues offset by expenses related to the 2006 cities rate settlement and higher depreciation. Net pension and OPEB costs reduced net income by $3 million in both 2007 and 2006.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows – Cash flows provided from operating activities for the three months ended March 31, 2007 totaled $115 million for an increase of $196 million from the first quarter 2006. The increase reflected a $153 million favorable change in income taxes payable to TXU Corp. due to timing of payments in 2006 related to the 2005 income tax liability and $43 million in higher cash earnings (net income adjusted for the significant noncash adjustments in the cash flow statement).

Cash flows provided by financing activities totaled $95 million in 2007 compared to $305 million in 2006. The activity reflected:

	Three Months Ended March 31,
	2007	2006
Net issuances of borrowings (including advances from parent)	$175	$390
Payment of common stock dividends	(88)	(85)
Payments received related to TXU Energy Company note receivable	8	—

Total	$95	$305

Investing activities, which consisted primarily of capital expenditures, totaled $195 million in 2007 and $237 million in 2006. The activity reflected:

	Three Months Ended March 31,
	2007	2006
Capital expenditures	$(187)	$(231)
Restricted cash	(5)	(6)
Costs to remove retired property	(8)	(12)
Other	5	12

Total	$(195)	$(237)

Proposed Merger – Certain financing arrangements of TXU Corp. and its subsidiaries, including Oncor Electric Delivery, are expected to be amended, replaced or discontinued as a result of the Proposed Merger. For example, as described in the 2006 Form 10-K, the credit facilities currently in place are expected to be replaced with new liquidity facilities upon consummation of the Proposed Merger.

Long-term Debt Activity – Issuances for the three months ended March 31, 2007 totaled $800 million principal amount in floating rate senior notes. During the three months ended March 31, 2007, Oncor Electric Delivery and its subsidiary made scheduled principal payments totaling $21 million.

Credit Facilities/Commercial Paper – At April 27, 2007, Oncor Electric Delivery, jointly with TXU Energy Company, had access to credit facilities totaling $6.5 billion of which $3.4 billion was unused. See Note 5 to Financial Statements for details of the arrangements. Availability under these facilities at March 31, 2007 declined $1.1 billion from year-end 2006 due in part to borrowings to repay maturing commercial paper as a result of the effects of rating agency actions on the commercial paper program (see discussion below under “Credit Ratings”). Oncor Electric Delivery’s outstanding commercial paper decreased $605 million in the first quarter of 2007 to $68 million. In addition, TXU Energy Company’s outstanding commercial paper decreased $520 million in the first quarter of 2007 to $103 million.

Equity – Oncor Electric Delivery’s cash distributions may take the legal form of common stock share repurchases or the payment of dividends on outstanding shares of its common stock. The form of the distributions is primarily determined by current and forecasted levels of retained earnings. The common stock share repurchases made subsequent to January 1, 2002 are cash distributions that for financial reporting purposes have been recorded as a return of capital. Any future cash distributions will be reported (i) as a return of capital if made through repurchases or (ii) as a dividend if so declared by the board of directors. Any future common stock share repurchases will reduce the amount of Oncor Electric Delivery’s equity, but will not change TXU Corp.’s 100% ownership of Oncor Electric Delivery. Oncor Electric Delivery has not repurchased shares of its common stock since 2004.

Dividends – In April 2007, Oncor Electric Delivery declared and paid a cash dividend of $88 million to TXU Corp. There are currently no significant restrictions on Oncor Electric Delivery’s ability to pay dividends to its parent company, other than a restriction contained in the Merger Agreement that restricts Oncor Electric Delivery from making any dividend that is not in the ordinary course of business and consistent with past practice, unless prior approval is obtained from the Sponsors.

Sales of Accounts Receivable – Oncor Electric Delivery participates in an accounts receivable securitization program established by TXU Corp. for certain of its subsidiaries, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, Oncor Electric Delivery sells trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy-remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by Oncor Electric Delivery are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to Oncor Electric Delivery under the program totaled $103 million and $86 million at March 31, 2007 and December 31, 2006, respectively. See Note 4 to Financial Statements for a more complete description of the program including the impact on the financial statements for the periods presented and the contingencies that could result upon the termination of the program.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions

Financial Covenants

The terms of certain financing arrangements of Oncor Electric Delivery contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of March 31, 2007, Oncor Electric Delivery was in compliance with all such applicable covenants.

Credit Ratings

Credit ratings for TXU Corp. and certain of its subsidiaries as of March 31, 2007 are presented below:

	TXU Corp.	US Holdings	Oncor Electric Delivery	TXU Energy Company
	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BB-	BB-	BBB-	BB
Moody’s	Ba1	Baa3	Baa2	Baa2
Fitch	BB+	BB+	BBB	BBB-

All the Fitch ratings reflect a one-notch downgrade in late February 2007 as a result of the announcement of the Proposed Merger. Fitch also placed all of these ratings on Rating Watch Negative. The S&P ratings for TXU Corp., US Holdings and TXU Energy Company reflect a two-notch downgrade in early March 2007 also as a result of the announcement of the Proposed Merger. Further, due to the announcement of the Proposed Merger, S&P has placed all these ratings on CreditWatch negative and Moody’s has placed all these ratings on review for possible downgrade.

Oncor Electric Delivery’s senior unsecured debt is currently rated as investment grade by all of the rating agencies. Moody’s, S&P’s and Fitch’s rating of TXU Corp.’s senior unsecured debt, S&P’s and Fitch’s rating of US Holdings’ senior unsecured debt and S&P’s rating of TXU Energy Company’s senior unsecured debt are below investment grade.

Commercial paper issued by TXU Energy Company and Oncor Electric Delivery is rated P2 by Moody’s and F3 by Fitch and is not rated by S&P. The Fitch rating reflects a one-notch downgrade in late February 2007.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants

Certain arrangements of Oncor Electric Delivery, including credit facilities, the $800 million floating rate senior notes due in 2008, the sale of receivables program and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on credit ratings.

Material Cross Default Provisions

Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that may result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TXU Energy Company or Oncor Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under joint credit facilities totaling $4.5 billion. Under these credit facilities, a default by TXU Energy Company or any subsidiary thereof may cause the maturity of outstanding balances borrowed by TXU Energy Company ($1.1 billion at March 31, 2007) under such facilities to be accelerated as to TXU Energy Company but not as to Oncor Electric Delivery. Also, under these credit facilities, a default by Oncor Electric Delivery or any subsidiary thereof may cause the maturity of outstanding balances borrowed by Oncor Electric Delivery (none as of March 31, 2007) under such facilities to be accelerated as to Oncor Electric Delivery but not as to TXU Energy Company.

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

Guarantees – As previously disclosed, in connection with Oncor Electric Delivery’s anticipated relocation of its headquarters to the building currently occupied by TXU Corp. and its other subsidiaries, Oncor Electric Delivery was expecting to provide a guarantee of the obligations under the financing lease for TXU Corp.’s current headquarters building. However, it is currently anticipated that TXU Corp. or TXU Energy Company will provide a letter of credit in lieu of the Oncor Electric Delivery guarantee.

See Note 7 to Financial Statements for details of guarantees.

OFF BALANCE SHEET ARRANGEMENTS

Subsidiaries of TXU Corp. participate in an accounts receivable securitization program. See discussion above under “Sale of Accounts Receivable” and in Note 4 to Financial Statements.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for details of contingencies, including guarantees.

CHANGES IN ACCOUNTING STANDARDS

See Notes 1 and 2 to Financial Statements for a discussion of changes in accounting standards.

REGULATION AND RATES

Report Filed with the Commission Regarding Proposed Merger

On April 25, 2007, Oncor Electric Delivery and Texas Energy Future Holdings Limited Partnership (TEF) (together, the Applicants) filed a Joint Report and Application (Report) with the Commission pursuant to Section 14.101(b) of PURA and Commission SUBST. R.25.75. TEF is a party to the Merger Agreement. Immediately following the Proposed Merger, TEF will own all or substantially all of the outstanding shares of TXU Corp., and Oncor Electric Delivery will remain a direct or indirect wholly-owned subsidiary of TXU Corp.

Section 14.101(b) of PURA requires that a transaction involving the sale of more than 50% of the stock of a public utility be reported to the Commission within a reasonable time subsequent to consummation of the transaction and that the Commission shall determine whether the transaction is consistent with the public interest standards set out therein. Although the Proposed Merger does not involve the direct sale of public utility stock, the Applicants filed the Report pursuant to Section 14.101(b) of PURA as it relates to Oncor Electric Delivery.

The Report includes several commitments proposed by Oncor Electric Delivery with respect to its structure and business that would become binding on Oncor Electric Delivery upon consummation of the Proposed Merger. The Report is available to the public at the Commission’s website (http://www.puc.state.tx.us/), Docket No. 34077. None of the information on the Commission’s website shall be deemed a part of, or incorporated by reference into, this quarterly report on Form 10-Q.

Commission Request for Oncor Electric Delivery Rate Filing

At the request of the Commission, the Commission Staff filed a petition on March 21, 2007 requesting that the Commission order Oncor Electric Delivery to file a rate case based on a test year ending December 31, 2006. Staff stated that it would be advantageous to review Oncor Electric Delivery’s costs prior to major ownership and organizational changes that TXU Corp. has announced in order to establish a baseline from which to assess any cost changes resulting from the announced changes. On April 30, 2007, the Commission issued an order requiring Oncor Electric Delivery to file a rate case based on a test year ending December 31, 2006. Oncor Electric Delivery is required to file the rate case within 120 days from the date that Oncor Electric Delivery receives notice of the order. Due to the previously disclosed 2006 Cities rate settlement, the 2006 test year rate case is not expected to apply to distribution rates in the Cities retaining original jurisdiction. The original jurisdiction Cities account for approximately 82% of Oncor Electric Delivery’s electricity distribution revenues. The rate case would also apply to Oncor Electric Delivery’s transmission rates; therefore, Oncor Electric Delivery estimates that approximately one-third of its operating revenues are subject to change in this rate proceeding. Oncor Electric Delivery cannot predict the outcome of any rate case.

Commission Review of InfrastruX Energy Services Joint Venture

As previously disclosed, TXU Corp. and InfrastruX Group had announced the formation of a joint venture, InfrastruX Energy Services, that expected to provide utility operation, construction, power restoration, maintenance and other services. TXU Corp. also announced an agreement between Oncor Electric Delivery and InfrastruX Energy Services under which Oncor Electric Delivery would receive services from the joint venture. The Commission had announced its desire to gather further information regarding the joint venture. At the March 20, 2007 open meeting, the Commission decided to abate the docket for 30 days, until April 19, 2007, due to concerns and uncertainties related to the Proposed Merger. On April 11, 2007, Oncor Electric Delivery and InfrastruX decided to suspend their agreements with the intent to terminate them upon the closing of the Proposed Merger. At the April 12, 2007 open meeting, the Commission decided to abate the docket indefinitely.

Transmission Rates

In order to recover certain increased transmission costs including third-party transmission costs from affiliate and third-party REPs, Oncor Electric Delivery is allowed to request an update twice a year to the retail transmission cost recovery factor (TCRF) component of its retail delivery rate. In January 2007, an application was filed to increase the TCRF, which was administratively approved on February 22, 2007 and became effective March 1, 2007. This increase is expected to result in an annual increase of $14 million in the TCRF component of Oncor Electric Delivery’s retail delivery rates charged to REPs.

In February 2007, Oncor Electric Delivery filed an application for an interim update of its wholesale transmission rate. Upon approval, annualized revenues are expected to increase by approximately $38 million. Approximately $23 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $15 million is recoverable from REPs through the TCRF component of Oncor Electric Delivery’s delivery rates charged to REPs. At the April 26, 2007 open meeting, the Commission approved the application. The new interim wholesale transmission rate was effective beginning April 26, 2007.

Summary

Although Oncor Electric Delivery cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk that Oncor Electric Delivery may experience a loss in value as a result of changes in market conditions such as interest rates, which Oncor Electric Delivery is exposed to in the ordinary course of business. Oncor Electric Delivery enters into financial instruments to manage interest rate risk related to its indebtedness.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 2006 Form 10-K and is therefore not presented herein.

CREDIT RISK

Credit Risk – Credit risk relates to the risk of loss associated with nonperformance by counterparties. Oncor Electric Delivery’s customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the Commission. REP certificates granted by the Commission are subject to suspension and revocation for significant violation of PURA and Commission rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the Commission. Since a significant portion of the transmission and distribution services provided and invoiced by Oncor Electric Delivery are to its affiliated REP, TXU Energy Company, a material loss to Oncor Electric Delivery arising from nonperformance by its customers is considered unlikely.

Credit Exposure – Oncor Electric Delivery’s exposure to credit risk totaled $163 million from TXU Energy Company and $214 million from unaffiliated customers as of March 31, 2007. The unaffiliated customer receivable amount is inclusive of $103 million of accounts receivable sold and is before the allowance for uncollectible accounts. The unaffiliated exposure of $214 million consists almost entirely of noninvestment grade trade accounts receivable. Oncor Electric Delivery has one customer, with a net uncollateralized balance of $32 million, that represents more than 10% of the unaffiliated trade receivable amount at March 31, 2007. The customer is noninvestment grade quality; however, the customer has consistently performed its obligations.

Oncor Electric Delivery is also exposed to credit risk related to the Capgemini put option with a carrying value of $51 million. Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreement, as well as the payment in connection with the put option. S&P currently maintains a BB+ rating with a positive outlook for Cap Gemini S. A.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by Oncor Electric Delivery contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that Oncor Electric Delivery expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of Oncor Electric Delivery’s business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook,”), are forward-looking statements. Although Oncor Electric Delivery believes that in making such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “Risk Factors” and the following important factors, among others, that could cause the actual results of Oncor Electric Delivery to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the FERC and the Commission, with respect to:

•	allowed rate of return;

•	permitted capital structure;

•	industry, market and rate structure;

•	recovery of investments;

•	acquisitions and disposals of assets and facilities;

•	operation and construction of facilities;

•	changes in tax laws and policies; and

•	changes in and compliance with environmental and safety laws and policies;

•	continued implementation of the 1999 Restructuring Legislation;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions;

•	inability of various counterparties to meet their obligations with respect to Oncor Electric Delivery’s financial instruments;

•	changes in technology used by and services offered by Oncor Electric Delivery;

•

significant changes in Oncor Electric Delivery’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to Oncor Electric Delivery;

•	actions by credit rating agencies; and

•	the ability of Oncor Electric Delivery to effectively execute its growth strategy.

Any forward-looking statement speaks only as of the date on which it is made, and Oncor Electric Delivery undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for Oncor Electric Delivery to predict all of them, nor can Oncor Electric Delivery assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of Oncor Electric Delivery’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. Based on the evaluation performed, Oncor Electric Delivery’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, no changes in Oncor Electric Delivery’s internal controls over financial reporting have occurred that have materially affected, or are reasonably likely to materially affect, Oncor Electric Delivery’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to the discussion in Note 7 regarding legal proceedings.

ITEM 1A.	RISK FACTORS

Other than risk factors presented below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2006 Form 10-K. The risk factors below update, and should be read in conjunction with, the risk factors disclosed in the 2006 Form 10-K.

Risks Relating to Oncor Electric Delivery’s Businesses

Oncor Electric Delivery’s rates are subject to regulatory review.

The rates assessed by Oncor Electric Delivery are regulated by the Commission and certain cities and are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Oncor Electric Delivery’s rates are regulated based on an analysis of Oncor Electric Delivery’s costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of Oncor Electric Delivery’s costs to have been prudently incurred, that the Commission will not reduce the amount of invested capital included in the capital structure that Oncor Electric Delivery’s rates are based upon or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of Oncor Electric Delivery’s costs, including regulatory assets reported in the balance sheet, and the return on invested capital allowed by the Commission.

In 2004, certain cities within Oncor Electric Delivery’s historical service territory, acting in their role as a regulatory authority with original jurisdiction, initiated inquiries to determine if Oncor Electric Delivery’s Commission-established rates were just and reasonable. Oncor Electric Delivery has entered into settlements (Cities Rate Settlement) deferring rate action, but Oncor Electric Delivery will be required to file a rate case in 2008, based on a 2007 test year, unless Oncor Electric Delivery and the cities mutually agree that such a filing is unnecessary. In addition, at the request of the Commission, the Commission Staff filed a petition on March 21, 2007 requesting that the Commission order Oncor Electric Delivery to file a rate filing package using a calendar 2006 test year. The Commission Staff stated that it would be advantageous to review Oncor Electric Delivery’s costs prior to major ownership and organizational changes that TXU Corp. has announced in order to establish a baseline from which to assess any cost changes resulting from the announced changes. On April 30, 2007, the Commission issued an order requiring Oncor Electric Delivery to file a rate case based on a test year ending December 31, 2006. Oncor Electric Delivery is required to file the rate case within 120 days from the date that Oncor Electric Delivery receives notice of the order. Due to the previously disclosed 2006 Cities rate settlement, the 2006 test year rate case is not expected to apply to distribution rates in the Cities retaining original jurisdiction. The original jurisdiction Cities account for approximately 82% of Oncor Electric Delivery’s electricity distribution revenues. The rate case would also apply to Oncor Electric Delivery’s transmission rates; therefore, Oncor Electric Delivery estimates that approximately one-third of its operating revenues are subject to change in this rate proceeding.

While Oncor Electric Delivery believes its existing rates are just and reasonable, it cannot predict the results of any rate case.

Risks Relating to the Proposed TXU Corp. Merger

Oncor Electric Delivery can not predict the ultimate outcome of the Section 14.101 filing with the Commission.

Oncor Electric Delivery and TEF have made a PURA Section 14.101 filing with the Commission requesting that the Commission find that the Proposed Merger as it relates to Oncor Electric Delivery is in the public interest (PURA Filing). Oncor Electric Delivery can not predict the ultimate outcome of the PURA Filing.

ITEM 6.	EXHIBITS

(a)	Exhibits provided as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit
(3i)	Articles of Incorporation

3(a)	333-100240 Form S-4 (filed October 2, 2002)	3(a)	—	Articles of Incorporation.

3(b)	333-100240 Form S-4 (filed October 2, 2002)	3(b)	—	Articles of Amendment, effective January 17, 2002, to the Articles of Incorporation.

3(c)	333-100240 Form S-4 (filed October 2, 2002)	3(c)	—	Articles of Amendment, effective July 31, 2002, to the Articles of Incorporation.

3(d)	333-100240 Form 10-Q (filed May 13, 2005)	3(a)	—	Articles of Amendment filed May 18, 2004, as corrected by the Articles of Correction filed August 12, 2004.

3(e)	333-100240 Form 10-Q (filed May 13, 2005)	3(b)	—	Composite Copy of the Articles of Incorporation.
3(f)			—	Articles of Amendment, effective April 24, 2007, to the Articles of Incorporation

(4)	Instruments Defining the Rights of Security Holders.

4(a)	1-12833 Form 10-Q (filed May 9, 2007)	4(b)	—	Officer’s Certificate, dated March 16, 2007, establishing the terms of Oncor Electric Delivery’s Floating Rate Senior Notes due 2008.

(10)	Material Contracts.

10(a)	1-12833 Form 10-Q (filed May 9, 2007)	10.5	—	Amendment to Field Services Agreement, dated August 15, 2006, by and between Oncor Electric Delivery and InfrastruX Group

10(b)	1-12833 Form 10-Q (filed May 9, 2007)	10.6	—	Amendment #2 to Field Services Agreement, dated December 28, 2006, by and between Oncor Electric Delivery and InfrastruX Group

10(c)	1-12833 Form 10-Q (filed May 9, 2007)	10.7	—	Amendment #3 to Field Services Agreement, dated January 30, 2007, by and between Oncor Electric Delivery and InfrastruX Group

10(d)	1-12833 Form 10-Q (filed May 9, 2007)	10.8	—	Amendment #4 to Field Services Agreement, dated March 31, 2007, by and between Oncor Electric Delivery and InfrastruX Group

10(e)	1-12833 Form 10-Q (filed May 9, 2007)	10.9	—	Amendment to Master Framework Agreement, dated August 15, 2006, by and between Oncor Electric Delivery and InfrastruX Group

10(f)	1-12833 Form 10-Q (filed May 9, 2007)	10.10	—	Amendment #2 to Master Framework Agreement, dated December 28, 2006, by and between Oncor Electric Delivery and InfrastruX Group

10(g)	1-12833 Form 10-Q (filed May 9, 2007)	10.11	—	Letter Amendment to Master Framework Agreement, dated January 30, 2007, by and between Oncor Electric Delivery and InfrastruX Group

10(h)	1-12833 Form 10-Q (filed May 9, 2007)	10.12	—	Amendment #4 to Master Framework Agreement, dated March 31, 2007, by and between Oncor Electric Delivery and InfrastruX Group

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chief executive officer of Oncor Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)	—	Certification of Robert S. Shapard, chief executive officer of Oncor Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99	—	Condensed Statements of Consolidated Income – Twelve Months Ended March 31, 2007.

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY COMPANY

By:	/s/ Stan Szlauderbach
Stan Szlauderbach
Senior Vice President & Principal Accounting Officer

Date: May 14, 2007