Form 10-Q
period 2007-06-30
ONCOR ELECTRIC DELIVERY CO
filed 2007-08-14
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

_____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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
Large accelerated filer    Accelerated filer ____ Non-Accelerated filer  ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___    No ✓

Common Stock outstanding at August 10, 2007:  48,864,775 shares, without par value;  all such shares are held by TXU Corp.

Oncor Electric Delivery Company meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

TABLE OF CONTENTS

		Page
GLOSSARY		ii

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Consolidated Income—
	Three and Six Months Ended June 30, 2007 and 2006	1

	Condensed Statements of Consolidated Comprehensive Income—
	Three and Six Months Ended June 30, 2007 and 2006	1

	Condensed Statements of Consolidated Cash Flows —
	Six Months Ended June 30, 2007 and 2006	2

	Condensed Consolidated Balance Sheets —
	June 30, 2007 and December 31, 2006	3

	Notes to Condensed Consolidated Financial Statements	4

	Report of Independent Registered Public Accounting Firm	18

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 6.	Exhibits	36

SIGNATURE		37

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition
2006 Form 10-K	TXU Electric Delivery Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (now Oncor Electric Delivery Company)
Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to Oncor Electric Delivery.
Commission	Public Utility Commission of Texas
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional coordinator of various electricity systems within Texas
FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting
FERC	US Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
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

ii

Oncor Electric Delivery
Refers to Oncor Electric Delivery Company (formerly TXU Electric Delivery Company), a subsidiary of TXU Corp., and/or its consolidated bankruptcy remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC (formerly TXU Electric Delivery Transition Bond Company LLC), depending on context.  This Form 10-Q and other SEC filings of Oncor Electric Delivery occasionally make references to Oncor Electric Delivery when describing actions, rights or obligations of its subsidiary.  These references reflect the fact that the subsidiary is consolidated with Oncor Electric Delivery for financial reporting purposes.  However, these references should not be interpreted to imply that Oncor Electric Delivery is actually undertaking the action or has the rights or obligations of its subsidiary or that the subsidiary company is undertaking  an action or has the rights or obligations of its parent company or of any other affiliate.

PURA	Texas Public Utility Regulatory Act
REP	retail electric provider
S&P	Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies, Inc. (a credit rating agency)
SEC	US Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS 123R	SFAS No. 123 (revised 2004), “Share-Based Payment”
SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement No. 125”
Texas Competitive Holdings	refers to Texas Competitive Electric Holdings Company LLC (formerly TXU Energy Company LLC), a subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context
TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context
TXU DevCo
Refers to subsidiaries of TXU Corp. that have been established for the purpose of developing new generation facilities.  The TXU DevCo subsidiaries are currently not subsidiaries of Texas Competitive Holdings

TXU Energy Retail	Refers to TXU Energy Retail Company LLC, a subsidiary of Texas Competitive Holdings engaged in the retail sale of power to residential and business customers
TXU Portfolio Management	TXU Portfolio Management Company LP, a subsidiary of Texas Competitive Holdings, currently doing business as Luminant Energy
US	United States of America
US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp.

iii

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(millions of dollars)

Operating revenues:
Affiliated	$232	$284	$497	$551
Nonaffiliated	350	320	698	615
Total operating revenues	582	604	1,195	1,166

Operating expenses:
Operation and maintenance	215	201	413	404
Depreciation and amortization	114	117	233	231
Income taxes	29	44	72	67
Taxes other than income	95	94	191	191
Total operating expenses	453	456	909	893

Operating income	129	148	286	273

Other income and deductions:
Other income (Note 11)	1	―	3	1
Other deductions (Note 11)	11	2	21	4
Nonoperating income taxes	1	2	4	8

Interest income	14	14	29	29

Interest expense and related charges (Note 11)	78	72	154	140

Net income	$54	$86	$139	$151

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED
 COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(millions of dollars)

Net income	$54	$86	$139	$151
Other comprehensive income, net of tax effects:
Cash flow hedges ― derivative value net losses reported in net income that relate to hedged transactions recognized in the period
(net of tax expense of $− in all periods)	―	—	―	1

Comprehensive income	$54	$86	$139	$152

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(millions of dollars)
Cash flows — operating activities:
Net income	$139	$151
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	233	229
Deferred income taxes and investment tax credits — net	1	(10)
Net gains on sale of assets	(3)	―
Stock-based incentive compensation expense	2	2
Other, net	3	4
Changes in operating assets and liabilities	(65)	(268)
Cash provided by operating activities	310	108

Cash flows — financing activities:
Issuance of long-term debt	800	―
Retirements of long-term debt	(48)	(47)
Changes in short-term borrowings	(518)	541
Dividend to parent	(176)	(170)
Net increase in advances from parent	9	3
Decrease in income tax-related note receivable from Texas Competitive Holdings	15	22
Debt premium, discount, financing and reacquisition expenses― net	(7)	(2)
Cash provided by financing activities	75	347

Cash flows — investing activities:
Capital expenditures	(382)	(452)
Cost to remove retired property	(16)	(22)
Proceeds from sale of assets	4	1
Other	9	4
Cash used in investing activities	(385)	(469)

Net change in cash and cash equivalents	―	(14)

Cash and cash equivalents — beginning balance	1	15

Cash and cash equivalents — ending balance	$1	$1

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
	(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$1	$1
Restricted cash	52	55
Trade accounts receivable from nonaffiliates — net (Note 4)	137	101
Trade accounts and other receivables from affiliates	184	192
Materials and supplies inventories — at average cost	69	76
Accumulated deferred income taxes (Note 2)	39	23
Prepayments	90	68
Other current assets	11	1
Total current assets	583	517

Investments and other property	93	93
Property, plant and equipment ― net	7,847	7,608
Note receivable due from Texas Competitive Holdings (Note 10)	307	323
Regulatory assets ― net (Note 3)	1,935	2,028
Other noncurrent assets	184	140
Total assets	$10,949	$10,709

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Short-term borrowings (Note 5)	$155	$673
Advances from parent	33	24
Long-term debt due currently (Note 6)	298	297
Trade accounts payable	116	91
Accrued income taxes payable to parent	21	31
Accrued taxes other than income	79	144
Accrued interest	74	73
Customers’ deposits	26	8
Other current liabilities	68	58
Total current liabilities	870	1,399

Accumulated deferred income taxes (Note 2)	1,419	1,461
Investment tax credits	50	52
Long-term debt, less amounts due currently (Note 6)	4,562	3,811
Other noncurrent liabilities and deferred credits	1,101	1,011
Total liabilities	8,002	7,734

Contingencies (Note 7)

Shareholder’s equity (Note 8)
Common stock without par value:
Authorized shares – 100,000,000 shares;
Outstanding shares: 48,864,775 at June 30, 2007 and December 31, 2006	2,004	1,986
Retained earnings	962	1,008
Accumulated other comprehensive loss	(19)	(19)
Total shareholder’s equity	2,947	2,975
Total liabilities and shareholder’s equity	$10,949	$10,709

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Description of Business— Oncor Electric Delivery, formerly known as TXU Electric Delivery, is a wholly-owned subsidiary of TXU Corp.  While Oncor Electric Delivery is a wholly-owned subsidiary of TXU Corp., Oncor Electric Delivery is a separate legal entity from TXU Corp. and all of its other affiliates with its own assets and liabilities.  Oncor Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.  A significant portion of Oncor Electric Delivery’s revenues represent fees for delivery services provided to Texas Competitive Holdings.  Distribution revenues from Texas Competitive Holdings represented 47% of Oncor Electric Delivery’s distribution revenues and 41% of Oncor Electric Delivery’s total revenues for the six months ended June 30, 2007.

Oncor Electric Delivery’s consolidated financial statements include its wholly-owned, bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC.  Oncor Electric Delivery Transition Bond Company LLC was organized for the limited purpose of issuing securitization (transition) bonds to recover generation-related regulatory asset stranded costs and other qualified costs.

On February 25, 2007, TXU Corp. entered into a Merger Agreement under which an investor group led by Kohlberg Kravis Roberts & Co. and Texas Pacific Group (Sponsors) is expected to acquire TXU Corp. if the relevant conditions to closing are satisfied (Proposed Merger).

Oncor Electric Delivery is managed as an integrated business; therefore, there are no reportable business segments.

Basis of Presentation— The condensed consolidated financial statements of Oncor Electric Delivery have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2006 Form 10-K with the exception of the adoption of FIN 48.  All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein.  All intercompany items and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC.  Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2006 Form 10-K.  The results of operations for an interim period may not give a true indication of results for a full year.  All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Use of Estimates— Preparation of Oncor Electric Delivery’s financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including mark-to-market valuations.  In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

Changes in Accounting Standards — Effective January 1, 2007, Oncor Electric Delivery adopted FIN 48 as required.  FIN 48 provides clarification of SFAS 109 with respect to the recognition of income tax benefits of uncertain tax positions in the financial statements.  See Note 2 for the impacts of adopting FIN 48 and required disclosures.

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

TXU Corp. and its subsidiaries file income tax returns in US federal, state and foreign jurisdictions and are subject to examinations by the IRS and other taxing authorities.  Examinations of income tax returns filed by TXU Corp. and any of its subsidiaries for the years ending prior to January 1, 1997, with few exceptions, are complete.  Texas franchise tax returns for the years 2002 to 2006 have not been examined.

As expected, the IRS has completed examining TXU Corp.’s US income tax returns for the years 1997 through 2002, and proposed adjustments were received in July 2007.  TXU Corp. plans to appeal the proposed adjustments in the third quarter of 2007.  The proposed adjustments received from the IRS with respect to the 1997-2002 income tax returns do not materially affect Oncor Electric Delivery’s assessment of uncertain tax positions as reflected in the amounts recorded upon adoption of FIN 48.

For Oncor Electric Delivery, the total amount of benefits taken on income tax returns that do not qualify for financial statement recognition under FIN 48 totaled $77 million as of June 30, 2007, the substantial majority of which represents amounts that have been accounted for as noncurrent liabilities instead of deferred income tax liabilities, of this amount, $13 million would increase earnings if recognized.  The balance sheet at June 30, 2007 reflects a reclassification of $64 million from accumulated deferred income tax liabilities to other noncurrent liabilities recorded in the first quarter of 2007.

Oncor Electric Delivery classifies interest and penalties related to unrecognized tax benefits as income tax expense.  As of June 30, 2007, noncurrent liabilities included a total of $9 million in accrued interest.  The amount of interest included in income tax expense for the three and six months ended June 30, 2007 totaled $1 million and $2 million after-tax, respectively.

Oncor Electric Delivery does not expect that the total amount of unrecognized tax benefits for the positions included as of the date of the adoption will significantly increase or decrease within the next 12 months.

3.	REGULATORY ASSETS AND LIABILITIES

Regulatory Assets and Liabilities —
	June 30, 2007	December 31, 2006
Regulatory assets
Generation-related regulatory assets securitized by transition bonds	$1,246	$1,316
Employee retirement costs	451	461
Storm-related service recovery costs	142	138
Securities reacquisition costs	108	112
Recoverable deferred income taxes — net	90	90
Employee severance costs	42	44
Total regulatory assets	2,079	2,161

Regulatory liabilities
Investment tax credit and protected excess deferred taxes	61	63
Over-collection of securitization (transition) bond revenues	34	34
Nuclear decommissioning cost over-recovery	26	17
Other regulatory liabilities	23	19
Total regulatory liabilities	144	133

Net regulatory assets	$1,935	$2,028

Regulatory assets totaling $121 million have been reviewed and approved by the Commission and are earning a return.  The unamortized amounts of these regulatory assets reflected in the above table totaled $97 million at June 30, 2007 and $100 million at December 31, 2006.  The assets that have been approved by the Commission and are not earning a return totaled $1.275 billion at June 30, 2007 and $1.343 billion at December 31, 2006, and have a remaining recovery period of nine to 44 years, including the regulatory assets securitized by transition bonds that have a remaining recovery period of nine years.

4.	TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

Sale of Receivables— Oncor Electric Delivery participates in an accounts receivable securitization program established by TXU Corp. for certain of its subsidiaries, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140.  Under the program, Oncor Electric Delivery sells trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities).  The current program is subject to renewal in June 2008.

The maximum amount currently available under the program to all TXU Corp. subsidiary participants (originators) is $700 million, and the program funding was $527 million as of June 30, 2007.  The program funding to Oncor Electric Delivery totaled $86 million as of June 30, 2007.  Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program.  Total funding availability under the program is reduced by 100% of the originators’ customer deposits if Texas Competitive Holdings’ fixed charge coverage ratio is less than 2.5 times; 50% if Texas Competitive Holdings’ coverage ratio is less than 3.25 times, but at least 2.5 times; and zero percent if Texas Competitive Holdings’ coverage ratio is 3.25 times or more.  The originators’ customer deposits, which totaled $119 million, did not affect funding availability at that date as Texas Competitive Holdings’ coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by Oncor Electric Delivery are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased.  Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in delivery fees and volumes.  TXU Receivables Company has issued subordinated notes payable to Oncor Electric Delivery for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to Oncor Electric Delivery that was funded by the sale of the undivided interests.  The balance of the subordinated notes issued to Oncor Electric Delivery, which is reported in trade accounts receivable, was $95 million and $52 million at June 30, 2007 and December 31, 2006, respectively.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities.  The discount also funds a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp., but the amounts are immaterial.  The program fees, referred to as losses on sale of the receivables under SFAS 140, consist primarily of interest costs on the underlying financing and totaled $4 million and $3 million for the six month periods ending June 30, 2007 and 2006, respectively, and averaged 6.4% and 5.4% (on an annualized basis) of the funding under the program for the six month periods ending June 30, 2007 and 2006, respectively.  These fees represent essentially all the net incremental costs of the program to Oncor Electric Delivery and are reported in operation and maintenance expenses.

The accounts receivable balance reported in the June 30, 2007 consolidated balance sheet has been reduced by $181 million face amount of trade accounts receivable from nonaffiliates sold to TXU Receivables Company, partially offset by the inclusion of $95 million of subordinated notes receivable from TXU Receivables Company.  Funding under the program remained flat at $86 million for the six month period ended June 30, 2007 and increased $3 million to $92 million for the six month period ended June 30, 2006.  Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows.  The carrying amount of the retained interests in the accounts receivable balance approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to Oncor Electric Delivery were as follows:

	Six Months Ended June 30,
	2007		2006

Cash collections on accounts receivable		$702	$567
Face amount of new receivables purchased		(745)	(579)
Discount from face amount of purchased receivables		4	3
Program fees paid		(4)	(3)
Increase in subordinated notes payable		43	9
Operating cash flows provided to Oncor Electric Delivery under the program	$	―	$(3)

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

Trade Accounts Receivable—
	June 30,	December 31,
	2007	2006
Gross trade accounts receivable	$376	$347
Trade accounts receivable from Texas Competitive Holdings	(147)	(155)
Undivided interests in accounts receivable sold by TXU Receivables Company	(181)	(138)
Subordinated notes receivable from TXU Receivables Company	95	52
Allowance for uncollectible accounts related to undivided interests in receivables retained	(6)	(5)
Trade accounts receivable from nonaffiliates ― net	$137	$101

Gross trade accounts receivable at June 30, 2007 and December 31, 2006 included unbilled revenues of $131 million and $118 million, respectively.

Allowances related to receivables sold are reported in other current liabilities and totaled $1 million at both June 30, 2007 and December 31, 2006.

5.	SHORT-TERM FINANCING

Short-term Borrowings — At June 30, 2007 and December 31, 2006, the outstanding short-term borrowings of Oncor Electric Delivery consisted of the following:

	At June 30, 2007		At December 31, 2006
	Outstanding Amount	Interest Rate (a)	Outstanding Amount		Interest Rate (a)

Bank borrowings	$155	5.87%	$	―	―
Commercial paper	―	―		673	5.53%
Advances from parent	33	6.02%		24	5.65%
Total	$188			$697

(a)	Weighted average interest rate at the end of the period.

Under the commercial paper program, Oncor Electric Delivery may issue up to $1.0 billion of commercial paper.  At June 30, 2007, Texas Competitive Holdings and Oncor Electric Delivery had no commercial paper outstanding.  The program is effectively supported by existing credit facilities although there is no contractual obligation under the program to maintain equivalent availability under existing credit facilities.

    Credit Facilities— At June 30, 2007, Oncor Electric Delivery had access directly or through its affiliates to credit facilities with the following terms:

		At June 30, 2007
Authorized	Maturity	Facility	Letters of	Cash
Borrowers	Date	Limit	Credit	Borrowings	Availability
Texas Competitive Holdings	February 2008	$1,500	$ ―	$ ―	$1,500
Texas Competitive Holdings, Oncor Electric Delivery	June 2008	1,400	512	765	123
Texas Competitive Holdings, Oncor Electric Delivery	August 2008	1,000	―	495	505
Texas Competitive Holdings, Oncor Electric Delivery	March 2010	1,600	248	815	537
Texas Competitive Holdings, Oncor Electric Delivery	June 2010	500	5	230	265
Texas Competitive Holdings	December 2009	500	455	45	―
Total		$6,500	$1,220	$2,350	$2,930

The maximum amount Texas Competitive Holdings and Oncor Electric Delivery can directly access under the facilities is $6.5 billion and $3.6 billion, respectively.  These facilities may be used for working capital and general corporate purposes, including providing support for issuances of commercial paper and for issuing letters of credit.  All letters of credit under the credit facilities as of June 30, 2007 are the obligations of Texas Competitive Holdings.  At June 30, 2007, Texas Competitive Holdings and Oncor Electric Delivery had $2.195 billion and $155 million in outstanding cash borrowings, respectively.

Availability under these facilities as of June 30, 2007 declined $2.4 billion from December 31, 2006.

On March 1, 2007, a $1.5 billion Texas Competitive Holdings facility maturing in May 2007 was terminated and replaced with a new 364-day facility with terms comparable to the existing facilities.  The new credit facility may only be drawn upon if the $1.0 billion credit facility maturing in August 2008 is fully drawn.  The facility matures in February 2008 but will terminate earlier on any date Texas Competitive Holdings issues any debt (excluding pollution control revenue bonds and commercial paper) or preferred equity securities or enters into any credit facilities.

    Pursuant to Commission rules, availability under the credit facilities is further reduced by $125 million to provide liquidity to permit Texas Competitive Holdings to return retail customer deposits, if necessary.

6.	LONG-TERM DEBT

Long-term debt— At June 30, 2007 and December 31, 2006, long-term debt of Oncor Electric Delivery consisted of the following:

	June 30,	December 31,
	2007	2006
Oncor Electric Delivery
6.375% Fixed Senior Notes due May 1, 2012	$700	$700
7.000% Fixed Senior Notes due May 1, 2032	500	500
6.375% Fixed Senior Notes due January 15, 2015	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
5.000% Fixed Debentures due September 1, 2007	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
5.735% Floating Senior Notes due September 16, 2008 (a)	800	―
Unamortized discount	(16)	(16)
Total Oncor Electric Delivery	3,834	3,034

Oncor Electric Delivery Transition Bond Company LLC: (b)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	―	8
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	109	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	131	158
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290
Total Oncor Electric Delivery Transition Bond Company LLC	1,026	1,074

Total Oncor Electric Delivery consolidated	4,860	4,108

Less amount due currently	(298)	(297)

Total long-term debt	$4,562	$3,811

(a)	Interest rates in effect at June 30, 2007.
(b)	These bonds are nonrecourse to Oncor Electric Delivery and were issued to securitize a regulatory asset.

Debt-related Activity in 2007 ― In March 2007, Oncor Electric Delivery issued floating rate senior notes with an aggregate principal amount of $800 million.  The floating rate is based on LIBOR plus 37.5 basis points (subject to an increase of up to 50 basis points in the event of a downgrade in Oncor Electric Delivery’s credit rating).  The notes mature in September 2008 but are subject to a mandatory redemption upon a change in control of TXU Corp., including consummation of the Proposed Merger, and are subject to optional redemption on or after September 16, 2007.

Retirements of long-term debt in 2007 totaled $48 million and represent transition bond principal payments at scheduled maturity dates.

7.           COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Proceedings ― Oncor Electric Delivery is involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

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

Residual value guarantees in operating leases — Oncor Electric Delivery is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets.  At June 30, 2007, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $21 million.  These leased assets consist primarily of vehicles used in distribution activities.  The average life of the lease portfolio is approximately three years.

8.       SHAREHOLDER’S EQUITY

Common Stock― No shares of Oncor Electric Delivery’s common stock are held by or for its own account, nor are any shares of such capital stock reserved for its officers and employees or for options, warrants, conversions or other rights in connection therewith.

Noncash contributions― Under SFAS 123R, expense related to TXU Corp.’s stock-based incentive compensation awards granted to Oncor Electric Delivery’s employees is accounted for as a noncash capital contribution from TXU Corp.  Accordingly, Oncor Electric Delivery recorded a credit of $1 million and $2 million to its common stock account for the three and six months ended June 30, 2007, respectively.

The increase in the common stock amount in 2007 also reflects the excess tax benefit of $15 million arising from the distribution date value of the stock-based incentive awards exceeding the reported compensation expense.

Dividends ― During 2007, Oncor Electric Delivery declared and paid the following dividends:

Declaration Date	Payment Date	Dividend Amount
July 1, 2007	July 2, 2007	$75
April 1, 2007	April 2, 2007	$88
January 1, 2007	January 2, 2007	$88

Shareholder’s Equity― The following table presents the changes to shareholder’s equity during the six months ended June 30, 2007:

	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Shareholder’s Equity

Balance at December 31, 2006	$1,986	$1,008	$(19)	$2,975
Net income	─	139	─	139
Dividends to parent	─	(176)	─	(176)
Effects of stock-based incentive compensation plans	17	─	─	17
Effect of adoption of FIN 48	―	(9)	─	(9)
Other	1	―	─	1
Balance at June 30, 2007	$2,004	$962	$(19)	$2,947

Cash distributions occurring in the legal form of common stock share repurchases have been recorded as a return of capital for accounting purposes.  There have not been any such repurchases in 2007.

9.           PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) COSTS

Oncor Electric Delivery is a participating employer in the pension plan sponsored by TXU Corp.  Oncor Electric Delivery also participates with TXU Corp. and other subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees.  The net allocated pension and OPEB costs applicable to Oncor Electric Delivery for the three and six months ended June 30, 2007 and 2006 are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(millions of dollars)

Amounts recognized as expense	$5	$5	$9	$9
Amounts deferred principally as a regulatory asset or property	17	20	29	41
Total pension and OPEB costs	$22	$25	$38	$50

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

10.           RELATED–PARTY TRANSACTIONS

The following represent significant related-party transactions of Oncor Electric Delivery:

•
Oncor Electric Delivery records revenue from Texas Competitive Holdings for electricity delivery fees and other miscellaneous revenues, which totaled $232 million and $284 million for the three months ended June 30, 2007 and 2006, respectively, and $497 million and $551 million for the six months ended June 30, 2007 and 2006, respectively.

•
Oncor Electric Delivery records interest income received from Texas Competitive Holdings with respect to Oncor Electric Delivery’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor Electric Delivery’s bankruptcy-remote financing subsidiary.  The interest income serves to offset Oncor Electric Delivery’s interest expense on transition bonds.  This interest income totaled $12 million and $13 million for the three months ended June 30, 2007 and 2006, respectively, and $25 million and $27 million for the six months ended June 30, 2007 and 2006, respectively.

•
Incremental accrued income taxes incurred by Oncor Electric Delivery as a result of delivery fee surcharges to its customers related to transition bonds are reimbursed by Texas Competitive Holdings.  Oncor Electric Delivery’s financial statements reflect a note receivable from Texas Competitive Holdings of $340 million ($33 million reported as current) at June 30, 2007 and $356 million ($33 million reported as current) at December 31, 2006 related to these income taxes.

•
Short-term advances from parent totaled $33 million and $24 million at June 30, 2007 and December 31, 2006, respectively.  The average daily balances of short-term advances from parent totaled $23 million and $42 million during the three months ended June 30, 2007 and 2006, respectively, and the weighted average interest rates for the respective periods were 5.9% and 5.3%.  Average daily short-term advances from parent totaled $55 million and $37 million during the six months ended June 30, 2007 and 2006, respectively, and the weighted average interest rates for the respective periods were 5.8% and 5.2%.  Interest expense incurred on the advances totaled approximately $357 thousand and $570 thousand for the three months ended June 30, 2007 and 2006, respectively, and $2 million and $1 million for the six months ended June 30, 2007 and 2006, respectively.

•
A TXU Corp. subsidiary charges Oncor Electric Delivery for financial, accounting and other administrative services at cost.  These costs, which are reported in operation and maintenance expenses, totaled $8 million and $9 million for the three months ended June 30, 2007 and 2006, respectively, and $14 million and $20 million for the six months ended June 30, 2007 and 2006, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported on Texas Competitive Holdings’ balance sheet, is funded by a delivery fee surcharge collected from REPs by Oncor Electric Delivery and remitted to Texas Competitive Holdings, with the intent that the trust fund assets will be sufficient to fund the estimated decommissioning liability, also reported on Texas Competitive Holdings’ balance sheet.  Income and expenses associated with the trust fund and the decommissioning liability recorded by Texas Competitive Holdings are offset by a net change in the Oncor Electric Delivery and Texas Competitive Holdings intercompany receivable/payable, which in turn results in a change in Oncor Electric Delivery’s reported net regulatory asset/liability.  The regulatory liability totaled $26 million and $17 million at June 30, 2007 and December 31, 2006, respectively, and represents the excess of the trust fund balance over the estimated decommissioning liability.

•
Oncor Electric Delivery has a 19.5% limited partnership interest, with a carrying value of $3 million and $4 million at June 30, 2007 and December 31, 2006, respectively, in a TXU Corp. subsidiary holding Capgemini-related assets.  Equity losses related to this interest totaled $620 thousand and $665 thousand for the three months ended June 30, 2007 and 2006, respectively, and $1 million and $2 million for the six months ended June 30, 2007 and 2006, respectively.  These losses primarily represent amortization of software assets held by the subsidiary.

•
TXU Corp. files a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based on their respective taxable income or loss.  As a result, Oncor Electric Delivery had a federal income tax payable to TXU Corp. of $21 million and $31 million at June 30, 2007 and December 31, 2006, respectively.

•
As a result of the downgrade of Texas Competitive Holdings’ credit rating by S&P in March 2007 to below investment grade, collateral of $17 million was posted by TXU DevCo with Oncor Electric Delivery in April 2007 under interconnection agreements for the three generation units being developed at Sandow and Oak Grove.

See Notes 4, 8 and 9 for information regarding the accounts receivable securitization program and the related subordinated notes receivable, dividends to TXU Corp. and the allocation of TXU Corp.’s pension and OPEB costs, respectively.

11.       SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions —

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006		2007	2006
Other income:
Net gain on sale of other properties and investments	$1		$—	$3	$	―
Other	―		—	―		1
Total other income	$1	$	―	$3		$1
Other deductions:
Charges related to 2006 cities rate settlement	$7		$—	$13	$	―
Expenses related to suspended InfrastruX Energy Services joint venture (a)	3		―	4		―
Equity losses in an unconsolidated affiliate (Note 10)	―		1	1		2
Other	1		1	3		2
Total other deductions	$11		$2	$21		$4

(a)	Consists of previously deferred costs arising from operational activities to transition to the joint venture arrangement.

Interest Expense and Related Charges —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest	$78	$72	$154	$139
Amortization of debt discounts and issuance costs	2	1	4	3
Allowance for funds used during construction — capitalized interest portion	(2)	(1)	(4)	(2)
Total interest expense and related charges	$78	$72	$154	$140

Investments and Other Property —
	June 30,	December 31,
	2007	2006
Assets related to employee benefit plans, principally employee savings programs	$69	$68
Restricted cash	17	17
Investment in unconsolidated affiliates	3	4
Land	4	4
Total investments and other property	$93	$93

Restricted Cash— All restricted cash amounts reported on the balance sheet relate to the securitization (transition) bonds.

Property, Plant and Equipment— At June 30, 2007 and December 31, 2006, property, plant and equipment of $7.8 billion and $7.6 billion, respectively, is stated net of accumulated depreciation and amortization of $3.9 billion and $3.9 billion, respectively.

Intangible Assets — Intangible assets other than goodwill are comprised of the following:

	As of June 30, 2007			As of December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Land easements	$179	$66	$113	$178	$64	$114
Capitalized software	100	57	43	100	52	48
Total	$279	$123	$156	$278	$116	$162

Aggregate Oncor Electric Delivery amortization expense for intangible assets totaled $4 million and $3 million for the three months ended June 30, 2007 and 2006, respectively, and $7 million and $6 million for the six months ended June 30, 2007 and 2006, respectively.  At June 30, 2007, the weighted average remaining useful lives of capitalized land easements and software were 69 years and nine years, respectively.  The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2006 is as follows:

Year	Amortization Expense

2007	$15
2008	15
2009	14
2010	7
2011	5

At June 30, 2007 and December 31, 2006, goodwill of $25 million was reported in other noncurrent assets on the balance sheet.

Supplemental Cash Flow Information —
	Six Months Ended
	June 30,
	2007		2006
Cash payments:
Interest (net of amounts capitalized)		$148	$137
Income taxes		$67	$211
Noncash investing and financing activities:
Noncash construction expenditures (a)		$33	$37
Noncash contribution for pension-related assets	$	―	$15

(a)	Represents end of period accruals.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Oncor Electric Delivery Company:

We have reviewed the accompanying condensed consolidated balance sheet of Oncor Electric Delivery Company and subsidiary (the “Company”) as of June 30, 2007, and the related condensed statements of consolidated income and comprehensive income for the three-month and six-month periods ended June 30, 2007 and 2006, and of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
August 9, 2007

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

Oncor Electric Delivery, formerly known as TXU Electric Delivery, is a wholly-owned subsidiary of TXU Corp.  While Oncor Electric Delivery is a wholly-owned subsidiary of TXU Corp., Oncor Electric Delivery is a separate legal entity from TXU Corp. and all of its other affiliates with its own assets and liabilities.  Oncor Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.  A significant portion of Oncor Electric Delivery’s revenues represent fees for delivery services provided to Texas Competitive Holdings.  Distribution revenues from Texas Competitive Holdings represented 47% of Oncor Electric Delivery’s distribution revenues and 41% of Oncor Electric Delivery’s total revenues for the six months ended June 30, 2007.

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

Recent Developments

Proposed Merger─ As previously disclosed, Oncor Electric Delivery will not incur any indebtedness to finance the Proposed Merger nor will it guaranty or use its assets to secure any affiliate indebtedness incurred to finance the Proposed Merger.

The following is as disclosed in the TXU Corp. quarterly report on Form 10-Q for the quarterly period ended June 30, 2007:

In connection with the Proposed Merger, Mr. Wilder, TXU Corp.'s Chairman and Chief Executive Officer, has advised the Board of Directors that he will not be remaining with TXU Corp. following the Proposed Merger.  However, in the event the Proposed Merger does not close, he will remain as Chairman and Chief Executive Officer of TXU Corp. to ensure the continuity of the corporate management team and to oversee TXU Corp.'s business and the implementation of an alternative strategy to the Proposed Merger.

The Merger Agreement contains a "go-shop" provision that gave TXU Corp. the right to solicit competing proposals until April 16, 2007.  The "go-shop" process conducted on behalf of TXU Corp. by an independent financial advisor to the TXU Corp. Board of Directors has ended, and TXU Corp.'s Board of Directors determined that no proposal was received that could reasonably be expected to result in a proposal superior to the Proposed Merger.

TXU Corp. and the Sponsors are continuing their efforts to complete the Proposed Merger.  In April 2007, TXU Generation Company LP filed an application with the NRC for the indirect transfer of control of the operating licenses relating to its Comanche Peak nuclear generation units.  The receipt of the required NRC approval is a condition to the parties’ respective obligations to complete the Proposed Merger.  The time period for third party intervention in respect of the NRC application expired in July 2007 without notice of any intervention in opposition to the transaction.

In May 2007, Oncor Electric Delivery, TXU Portfolio Management and Texas Energy Future Holdings Limited Partnership (TEF), the holding company formed by the sponsors to acquire TXU Corp., filed with the FERC an application for the indirect transfer of control of certain FERC jurisdictional assets (principally the direct current interconnection between ERCOT and the Southwest Power Pool and TXU Portfolio Management's power marketer license).  The receipt of FERC approval under Section 203 of the Federal Power Act is a condition to the parties’ respective obligations to complete the Proposed Merger.  The time period for third party intervention in respect of the FERC application expired in June 2007 without notice of any intervention in opposition to the transaction.

In June 2007, TXU Corp. and the Sponsors filed required documents pursuant to the Hart-Scott-Rodino Act with the U.S. Department of Justice and the Federal Trade Commission.  TXU Corp. received notification on July 16, 2007 that the required waiting period under the Hart-Scott-Rodino Act had ended.  No further action is required by TXU Corp. and the Sponsors.  The requirements of the Hart-Scott-Rodino Act will be satisfied if the Proposed Merger is completed within one year from the end of the waiting period.  Although the waiting period has ended, the US Department of Justice, the Federal Trade Commission or others could take action under the antitrust laws with respect to the Proposed Merger, including seeking to enjoin the completion of, rescind or conditionally approve the Proposed Merger.

TXU Corp. has received approvals from the Federal Communication Commission for the transfer of radio and point-to-point private microwave licenses.

TXU Corp. has scheduled its annual shareholders' meeting and shareholder vote on the Proposed Merger for September 7, 2007.  Assuming shareholder approval and required regulatory approvals are obtained, the Proposed Merger is expected to close in the fourth quarter of 2007.

In April 2007, Oncor Electric Delivery and TEF filed an application with the Commission under Section 14.101 of PURA requesting that the Commission make a determination that the transaction as it relates to Oncor Electric Delivery is in the public interest.  While the filing of this application is not a condition to closing of the Proposed Merger, Oncor Electric Delivery and TEF are cooperating with the Commission in its review of the Proposed Merger as it relates to Oncor Electric Delivery.

As part of TXU Corp.’s plan to further differentiate its businesses (which is expected even if the Proposed Merger does not close), TXU Electric Delivery Company has been renamed Oncor Electric Delivery Company.

Utility Services Joint Venture─ As previously disclosed, TXU Corp. and InfrastruX Group announced the formation of a joint venture, InfrastruX Energy Services (IES).  TXU Corp. also announced an agreement between Oncor Electric Delivery and IES under which Oncor Electric Delivery would receive utility services from the joint venture.  In April 2007, TXU Corp., Oncor Electric Delivery and InfrastruX Group amended their agreements to remove the March 31, 2007 end date and to permit either party to terminate the agreements at any time.  TXU Corp. and InfrastruX Group have suspended activities related to the joint venture and Oncor Electric Delivery and IES have suspended activities related to the utility services agreement.  The parties expect to terminate these agreements upon closing of the Proposed Merger.

In the second quarter of 2007, Oncor Electric Delivery wrote-off approximately $3 million ($2 million after-tax) in previously deferred costs arising from operational activities to transition to the joint venture arrangement.

RESULTS OF OPERATIONS

Oncor Electric Delivery is managed as an integrated business; therefore, there are no reportable business segments.

All dollar amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations (including the tables) are stated in millions of US dollars unless otherwise indicated.

Oncor Electric Delivery’s future results are expected to be impacted by the effects of the 2006 cities rate settlement.  Incremental expenses of approximately $70 million are being recognized almost entirely over the period from May 2006 through June 2008, of which $8 million and $16 million has been recognized in the three and six month periods ended June 30, 2007, respectively.

Operating Data

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change %	2007	2006	Change %
Operating statistics – volumes:
Electric energy delivered (GWh)	24,972	27,244	(8.3)	49,966	50,376	(0.8)

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)				77.92	73.54	6.0
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.15	1.11	3.6
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				67.78	66.11	2.5

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters) (b)				3,077	3,038	1.3

Operating revenues:
Electricity distribution revenues (c):
Affiliated (Texas Competitive Holdings)	$230	$283	(18.7)	$494	$550	(10.2)
Nonaffiliated	278	254	9.4	558	485	15.1
Total distribution revenues	508	537	(5.4)	1,052	1,035	1.6
Third-party transmission revenues	65	59	10.2	126	116	8.6
Other miscellaneous revenues	9	8	12.5	17	15	13.3
Total operating revenues	$582	$604	(3.6)	$1,195	$1,166	2.5

(a)
SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.  The statistics presented are based on the preceding twelve months’ data.

(b)
Includes lighting sites, primarily guard lights, for which TXU Energy Retail is the REP but are not included in TXU Energy Retail’s customer count.  Such sites totaled 79,856 and 84,362 at June 30, 2007 and 2006, respectively.

(c)
Includes transition charge revenue associated with the issuance of securitization bonds totaling $33 million and $37 million for the three months ended June 30, 2007 and 2006, respectively, and $70 million and $73 million for the six months ended June 30, 2007 and 2006, respectively.  Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Operating revenues decreased $22 million, or 4%, to $582 million in 2007.  The revenue decrease reflected:

•	an estimated $33 million in lower revenues due to decreased delivered volumes primarily reflecting the effects of cooler, below normal weather; and
•	$4 million in lower charges to REPs related to transition bonds (offset by lower amortization of the related regulatory asset),

partially offset by,

•	$6 million in higher transmission revenues primarily due to rate increases approved in 2006 and 2007 to recover ongoing investment in the transmission system;
•	$4 million from increased distribution tariffs to recover higher transmission costs; and
•	$3 million due to increased growth in points of delivery.

Operation and maintenance expense increased $14 million, or 7%, to $215 million in 2007.  The increase reflected:

•	$6 million in higher fees paid to other transmission entities;
•	$4 million in higher labor and benefits costs primarily for restoration of service as a result of weather events;
•	$3 million for expenses related to the rebranding of the Oncor Electric Delivery name;
•	$3 million in increased contractor costs;
•	$2 million in higher legal and consulting fees;
•	$2 million in higher outsourced service provider costs;
•	$1 million in higher sale of receivables program fees driven by higher interest rates; and
•	individually insignificant costs increases in several categories,

partially offset by $11 million in lower vegetation management expenses due primarily to timing of these activities.

Depreciation and amortization decreased $3 million, or 3%, to $114 million in 2007.  The decrease reflected $4 million in lower amortization of the regulatory assets associated with the transition bonds (offset in revenues), partially offset by $1 million in higher depreciation due to normal additions and replacements of property, plant and equipment.

Other income totaled $1 million in 2007 and zero in 2006.  Other deductions totaled $11 million and $2 million in 2007 and 2006, respectively, including $7 million in 2007 costs associated with the cities rate settlement.  See Note 11 to Financial Statements for additional detail.

Income tax expense totaled $30 million in 2007 (including $29 million related to operating income and $1 million related to nonoperating income) compared to $46 million in 2006.  The effective income tax rate increased to 35.7% in 2007 from 34.8% in 2006.  The increase reflects higher interest accrued related to uncertain tax positions and the effect of full amortization prior to 2007 of a regulatory liability associated with statutory tax rate changes.

Interest expense increased $6 million, or 8%, to $78 million in 2007.  The increase reflects $4 million due to higher average borrowings and $2 million due to higher average interest rates.

Net income decreased $32 million, or 37%, to $54 million.  This decrease was driven by lower operating revenue, higher operation and maintenance expenses and costs associated with the cities rate settlement.  Net pension and OPEB costs reduced net income by $3 million in both 2007 and 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Operating revenues increased $29 million, or 2%, to $1.2 billion in 2007.  The revenue increase reflected:

•	$10 million from increased distribution tariffs to recover higher transmission costs;
•	$9 million in higher transmission revenues primarily due to rate increases approved in 2006 and 2007 to recover ongoing investment in the transmission system; and
•	$8 million due to growth in points of delivery,

partially offset by,

•	$3 million in lower charges to REPs related to transition bonds (offset by lower amortization of the related regulatory asset).

Operation and maintenance expense increased $9 million, or 2%, to $413 million in 2007.  The increase reflected:

•	$12 million in higher fees paid to other transmission entities;
•	$4 million higher labor-related costs due to timing of equipment installation activities;
•	$3 million for expenses related to the rebranding of the Oncor Electric Delivery name;
•	$3 million in higher outsourced service provider costs;
•	$1 million in higher legal and consulting fees;
•	$1 million in increased contractor costs;
•	$1 million in higher sale of receivables program fees driven by higher interest rates; and
•	individually insignificant costs increases in several categories,

partially offset by,

•	$14 million in lower vegetation management expenses due primarily to timing of these activities; and
•	$6 million in lower shared services costs allocated by TXU Corp. due primarily to $3 million in severance expenses in the first quarter of 2006.

Depreciation and amortization increased $2 million, or 1%, to $233 million in 2007.  The increase reflected $5 million in higher depreciation due to normal additions and replacements of property, plant and equipment, partially offset by $2 million in lower amortization of the regulatory assets associated with the transition bonds (offset in revenues).

Other income totaled $3 million and $1 million in 2007 and 2006, respectively.  Other deductions totaled $21 million and $4 million in 2007 and 2006, respectively, including $13 million in 2007 costs associated with the cities rate settlement.  See Note 11 to Financial Statements for additional detail.

Income tax expense totaled $76 million in 2007 (including $72 million related to operating income and $4 million related to nonoperating income) compared to $75 million in 2006.  The effective income tax rate increased to 35.3% in 2007 from 33.2% in 2006.  The increase reflects higher taxes as a result of the enactment of the Texas margin tax, higher interest accrued related to uncertain tax positions and the effect of full amortization prior to 2007 of a regulatory liability associated with statutory tax rate changes.

Interest expense increased $14 million, or 10%, to $154 million in 2007.  The increase reflects $11 million due to higher average borrowings and $3 million due to higher average interest rates.

Net income decreased $12 million, or 8%, to $139 million.  This decrease was driven by costs associated with the cities rate settlement, higher interest expense due primarily to higher average borrowings and higher fees to other transmission entities, partially offset by higher operating revenue.  Net pension and OPEB costs reduced net income by $6 million in both 2007 and 2006.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flows provided from operating activities totaled $310 million and $108 million for the six months ended June 30, 2007 and 2006, respectively.  The $202 million increase reflected:

•	$144 million favorable change in income taxes payable to TXU Corp. due to timing of payments in 2006 related to the 2005 income tax liability; and
•	$50 million favorable change in working capital (accounts receivable, accounts payable and inventories) largely due to
o	an increase in accounts payable reflecting increased outsourced service provider costs and contractor expenses; and
o	a favorable change in inventory due to use of inventory on hand at year end as a result of timing of capital expenditure projects.

Cash flows provided by financing activities totaled $75 million in 2007 compared to $347 million in 2006.  The activity reflected:

	Six Months Ended June 30,
	2007	2006

Net issuances of borrowings (including advances from parent)	$236	$495
Payment of common stock dividends	(176)	(170)
Payments received related to Texas Competitive Holdings note receivable	15	22
Total	$75	$347

Investing activities, which consisted primarily of capital expenditures, totaled $385 million in 2007 and $469 million in 2006.  The activity reflected:

	Six Months Ended June 30,
	2007	2006

Capital expenditures	$(382)	$(452)
Restricted cash	3	2
Proceeds from sale of assets	4	1
Costs to remove retired property	(16)	(22)
Other	6	2
Total	$(385)	$(469)

Proposed Merger ― Certain financing arrangements of TXU Corp. and its subsidiaries, including Oncor Electric Delivery, are expected to be amended, replaced or discontinued as a result of the Proposed Merger.  For example, as described in the 2006 Form 10-K, the credit facilities currently in place are expected to be replaced with new liquidity facilities upon consummation of the Proposed Merger.  In addition, upon consummation of the Proposed Merger, Oncor Electric Delivery is required to redeem $800 million floating rate senior notes issued in March 2007.

Long-term Debt Activity — Issuances for the six months ended June 30, 2007 totaled $800 million principal amount in floating rate senior notes.  During the six months ended June 30, 2007, Oncor Electric Delivery and its subsidiary made scheduled principal payments totaling $48 million.

Credit Facilities/Commercial Paper— At July 31, 2007, Oncor Electric Delivery, directly or through its affiliates, had access to credit facilities totaling $6.5 billion of which $2.7 billion was unused.  See Note 5 to Financial Statements for details of the arrangements.  Availability under these facilities at June 30, 2007 declined $2.4 billion from year-end 2006 primarily due to incremental credit support requirements related largely to the Texas Competitive Holdings’ long-term hedging program, capital expenditures and borrowings to repay all outstanding commercial paper as it matured due to the effects of rating agency actions on the commercial paper program (see discussion below under "Credit Ratings").  Oncor Electric Delivery’s and Texas Competitive Holdings’ commercial paper maturities totaled $673 million and $623 million, respectively, in the first six months of 2007.

Short-term Borrowings — At July 31, 2007, Oncor Electric Delivery had $230 million of outstanding bank borrowings and no outstanding commercial paper.  The bank borrowings fund short-term liquidity requirements.

Equity — Oncor Electric Delivery’s cash distributions may take the legal form of common stock share repurchases or the payment of dividends on outstanding shares of its common stock. The form of the distributions is primarily determined by current and forecasted levels of retained earnings. The common stock share repurchases made subsequent to January 1, 2002 are cash distributions that for financial reporting purposes have been recorded as a return of capital.  Any future cash distributions will be reported (i) as a return of capital if made through repurchases or (ii) as a dividend if so declared by the board of directors.  Any future common stock share repurchases will reduce the amount of Oncor Electric Delivery's equity, but will not change TXU Corp.’s 100% ownership of Oncor Electric Delivery.  Oncor Electric Delivery has not repurchased shares of its common stock since 2004.

Dividends ― In July 2007, Oncor Electric Delivery declared and paid a cash dividend of $75 million to TXU Corp.  In both January and April 2007, Oncor Electric Delivery declared and paid a cash dividend of $88 million to TXU Corp.  There are currently no significant restrictions on Oncor Electric Delivery’s ability to pay dividends to its parent company, other than a restriction contained in the Merger Agreement that restricts Oncor Electric Delivery from making any dividend that is not in the ordinary course of business and consistent with past practice, unless prior approval is obtained from the Sponsors.

Sales of Accounts Receivable — Oncor Electric Delivery participates in an accounts receivable securitization program established by TXU Corp. for certain of its subsidiaries, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140.  Under the program, Oncor Electric Delivery sells trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy-remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions.  All new trade receivables under the program generated by Oncor Electric Delivery are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased.  Funding to Oncor Electric Delivery under the program totaled $86 million at both June 30, 2007 and December 31, 2006.  See Note 4 to Financial Statements for a more complete description of the program including the impact on the financial statements for the periods presented and the contingencies that could result upon the termination of the program.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions

Financial Covenants

The terms of certain financing arrangements of Oncor Electric Delivery contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants.  As of June 30, 2007, Oncor Electric Delivery was in compliance with all such applicable covenants.

Credit Ratings

Credit ratings for TXU Corp. and certain of its subsidiaries as of June 30, 2007 are presented below:

	TXU Corp.	US Holdings	Oncor Electric Delivery	Texas Competitive Holdings
	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BB-	BB-	BBB-	BB
Moody’s	Ba1	Baa3	Baa2	Baa2
Fitch	BB+	BB+	BBB	BBB-

All the Fitch ratings reflect a one-notch downgrade in late February 2007 as a result of the announcement of the Proposed Merger.  Fitch also placed all of these ratings on Rating Watch Negative.  The S&P ratings for TXU Corp., US Holdings and Texas Competitive Holdings reflect a two-notch downgrade in early March 2007 also as a result of the announcement of the Proposed Merger.  Further, due to the announcement of the Proposed Merger, S&P has placed all these ratings on CreditWatch negative and Moody’s has placed all these ratings on review for possible downgrade.

Oncor Electric Delivery’s senior unsecured debt is currently rated as investment grade by all of the rating agencies.  Moody’s, S&P’s and Fitch’s rating of TXU Corp.’s senior unsecured debt, S&P’s and Fitch’s rating of US Holdings’ senior unsecured debt and S&P’s rating of Texas Competitive Holdings’ senior unsecured debt are below investment grade.

In late February 2007, Fitch downgraded the rating on commercial paper issued by Texas Competitive Holdings and Oncor Electric Delivery by one-notch to F3.

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

A default by Texas Competitive Holdings or Oncor Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under joint credit facilities totaling $4.5 billion.  Under these credit facilities, a default by Texas Competitive Holdings or any subsidiary thereof may cause the maturity of outstanding balances ($2.2 billion at June 30, 2007) under such facility to be accelerated as to Texas Competitive Holdings but not as to Oncor Electric Delivery.  Also, under these credit facilities, a default by Oncor Electric Delivery or any subsidiary thereof may cause the maturity of outstanding balances ($155 million as of June 30, 2007) under such facility to be accelerated as to Oncor Electric Delivery but not as to Texas Competitive Holdings.

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

Guarantees — As previously disclosed, in connection with Oncor Electric Delivery’s anticipated relocation of its headquarters to the building currently occupied by Texas Competitive Holdings and its other subsidiaries, Oncor Electric Delivery was expecting to provide a guarantee of the obligations under the financing lease for Texas Competitive Holdings’s current headquarters building.  However, Texas Competitive Holdings provided a letter of credit in lieu of the Oncor Electric Delivery guarantee.

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

REGULATION AND RATES

Report Filed with the Commission Regarding Proposed Merger

In April 2007, Oncor Electric Delivery and TEF (together, the Applicants) filed a Joint Report and Application (Report) with the Commission pursuant to Section 14.101(b) of PURA and Commission SUBST. R.25.75.  Immediately following the Proposed Merger, TEF will own all or substantially all of the outstanding shares of TXU Corp., and Oncor Electric Delivery will remain a direct or indirect wholly-owned subsidiary of TXU Corp.  This report contained commitments that would take effect upon the closing of the Proposed Merger.  Such commitments include:  maintenance of specified Oncor Electric Delivery debt-to-equity ratios, minimum Oncor Electric Delivery capital expenditure levels, increased demand-side management energy efficiency programs spending, minimum five year continued majority ownership by the Sponsors and that Oncor Electric Delivery will not incur any indebtedness and will not guarantee or use its assets to secure any affiliate indebtedness incurred to finance the Proposed Merger.

Section 14.101(b) of PURA requires that a transaction involving the sale of more than 50% of the stock of a public utility be reported to the Commission within a reasonable time subsequent to consummation of the transaction and that the Commission shall determine whether the transaction is consistent with the public interest standards set out therein.  Although the Proposed Merger does not involve the direct sale of public utility stock, the Applicants filed the Report pursuant to Section 14.101(b) of PURA as it relates to Oncor Electric Delivery.  A procedural schedule has been adopted, with the Hearing on the Merits currently scheduled for October 9-12, 2007.

The Report is available to the public at the Commission’s website (http://www.puc.state.tx.us/), Docket No. 34077.  None of the information on the Commission website shall be deemed a part of, or incorporated by reference into, this quarterly report on Form 10-Q.

Commission Request for Oncor Electric Delivery Rate Filing

At the request of the Commission, the Commission Staff filed a petition in March 2007 requesting that the Commission order Oncor Electric Delivery to file a rate case based on a test year ending December 31, 2006.  Commission Staff stated that it would be advantageous to review Oncor Electric Delivery’s costs prior to major ownership and organizational changes that TXU Corp. has announced in order to establish a baseline from which to assess any cost changes resulting from the announced changes.  On April 30, 2007, the Commission issued an order requiring Oncor Electric Delivery to file a rate case based on a test year ending December 31, 2006.  Oncor Electric Delivery is required to file the rate case within 120 days from the date that Oncor Electric Delivery receives notice of the order.  Due to the previously disclosed 2006 Cities rate settlement, the 2006 test year rate case is not expected to apply to distribution rates in the Cities retaining original jurisdiction.  The original jurisdiction Cities account for approximately 82% of Oncor Electric Delivery’s electricity distribution revenues.  The rate case would also apply to Oncor Electric Delivery’s transmission rates; therefore, Oncor Electric Delivery estimates that approximately one-third of its operating revenues are subject to change in this rate proceeding.  On July 24, 2007, Oncor filed a motion asking the Commission to extend the time for filing a rate filing package to July 1, 2008, to modify the test year to a 2007 calendar year and to consider the motion by the August 16, 2007 open meeting.  Oncor Electric Delivery cannot predict whether the Commission will rule favorably on the motion.  Oncor Electric Delivery cannot predict the outcome of any rate case.

Transmission Rates

In order to recover increased affiliate and third-party transmission costs from REPs, Oncor Electric Delivery is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rate charged to REPs.  In January 2007, an application was filed to increase the TCRF, which was administratively approved on February 22, 2007 and became effective March 1, 2007.  This increase is expected to increase annualized revenues by $14 million.  In July 2007, an application was filed to increase the TCRF, which is expected to be administratively approved in August 2007 and become effective September 1, 2007.  This increase is expected to increase annualized revenues by $26 million and includes the $15 million of the wholesale transmission rate increase which is recoverable from REPs as described below.

In February 2007, Oncor Electric Delivery filed an application for an interim update of its wholesale transmission rate.  The application was approved by the Commission in April 2007 and the new rate went into effect immediately.  Annualized revenues are expected to increase by approximately $38 million.  Approximately $23 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $15 million is recoverable from REPs through the TCRF component of Oncor Electric Delivery’s delivery rates charged to REPs.

Competitive Renewable Energy Zones

In the first quarter of 2007, the Commission initiated a docket to identify the transmission facilities necessary to interconnect future renewable energy generating facilities.  As part of the docket, the Commission considered which zones would contain the best renewable energy sources.  On July 20, 2007, the Commission voted to designate zones with generation potential of over 20,000 MW.

The Commission also opened a project to evaluate potential transmission service providers that are interested in constructing the designated transmission facilities.  In connection with this project, Oncor Electric Delivery indicated to the Commission its interest in constructing any designated transmission facilities, particularly those within its traditional service territory and those that interconnect with Oncor Electric Delivery's transmission facilities.

The Commission has not yet determined the desired capacity for any of the designated zones, the designated transmission facilities, or the transmission service providers that will construct the facilities.  As such, Oncor Electric Delivery cannot predict the amount of transmission facilities in competitive renewable energy zones, if any, that it will construct.

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

Credit Exposure— Oncor Electric Delivery’s exposure to credit risk associated with accounts receivable totaled $151 million from Texas Competitive Holdings and $228 million from unaffiliated customers as of June 30, 2007.  The unaffiliated customer receivable amount is inclusive of $86 million of accounts receivable funded under the accounts receivable securitization program and is before the allowance for uncollectible accounts.  The unaffiliated exposure of $228 million consists almost entirely of noninvestment grade trade accounts receivable.  Oncor Electric Delivery has one customer, with a net uncollateralized balance of $33 million, that represents more than 10% of the unaffiliated trade receivable amount at June 30, 2007.  The customer is noninvestment grade quality; however, the customer has consistently performed its obligations.

Oncor Electric Delivery is also exposed to credit risk associated with the note receivable from Texas Competitive Holdings totaling $340 million at June 30, 2007.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by Oncor Electric Delivery contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that Oncor Electric Delivery expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, consummation of the Proposed Merger, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of Oncor Electric Delivery’s business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook,”), are forward-looking statements.  Although Oncor Electric Delivery believes that in making such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “Risk Factors” and the following important factors, among others, that could cause the actual results of Oncor Electric Delivery to differ materially from those projected in such forward-looking statements:

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

ITEM 1A.  RISK FACTORS

Other than risk factors presented below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2006 Form 10-K as updated by the risk factors disclosed under the heading “Risk Factors” in Item 1A of the report on Form 10-Q for the quarterly period ended March 31, 2007 (“March 2007 10-Q”), except for information disclosed elsewhere in this Form 10-Q that provides factual updates to risk factors contained in the 2006 Form 10-K and March 2007 10-Q.  The risk factors below update, and should be read in conjunction with, the risk factors disclosed in the 2006 Form 10-K and March 2007 10-Q.

Risks Relating to Oncor Electric Delivery’s Businesses

The liquidity needs of Oncor Electric Delivery could be difficult to satisfy under some circumstances, particularly during times of uncertainty in the financial markets.  The inability to access liquidity, particularly on favorable terms, could materially adversely affect Oncor Electric Delivery’s results of operations and/or financial condition.

Oncor Electric Delivery’s businesses are capital intensive.  For example, Oncor Electric Delivery expects to make approximately $1.1 billion of capital expenditures for the period July 2007 through December 2008.  Oncor Electric Delivery relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets similar to that which is currently being experienced in the financial markets, could impact the ability of Oncor Electric Delivery to sustain and grow its businesses and would likely increase capital costs.  Oncor Electric Delivery’s access to the financial markets could be adversely impacted by various factors, such as:

•	the Proposed Merger;
•	changes in financial markets that reduce available credit or the ability to obtain or renew liquidity facilities on acceptable terms;
•	changes in interest rates;
•	a deterioration of Oncor Electric Delivery’s or an affiliate’s credit or a reduction in Oncor Electric Delivery’s credit ratings or the credit ratings of an affiliate;
•	a bankruptcy of a significant retail electric provider that is provided service by Oncor Electric Delivery;
•	a material breakdown in risk management procedures; and
•	a material adverse change in one or more of Oncor Electric Delivery’s businesses that restricts access to liquidity facilities.

    In addition, Oncor Electric Delivery does not currently maintain a standalone credit facility. All of Oncor Electric Delivery’s credit facilities are maintained jointly with Texas Competitive Holdings. As a result, to the extent Texas Competitive Holdings utilizes borrowing capacity under these joint credit facilities to address its own capital and collateral posting needs or other of its liquidity needs, the amount of available borrowing capacity for Oncor Electric Delivery will decrease correspondingly. If Oncor Electric Delivery is unable to access new standalone credit facilities for any reason at a time when the joint credit facilities are fully utilized, then Oncor Electric Delivery may have to forego certain capital expenditures or other investments in its businesses or other business opportunities. Further, a lack of available liquidity could adversely impact the evaluation of Oncor Electric Delivery’s creditworthiness by counterparties and rating agencies.  Upon consummation of the Proposed Merger, Oncor Electric Delivery is expected to have one or more of its own standalone credit facilities.

Risks Relating to the Proposed TXU Corp. Merger

While Oncor Electric Delivery will not incur any indebtedness to fund the Proposed Merger and is expected to be ring-fenced from TXU Corp. and its competitive businesses in connection with the Proposed Merger, Oncor Electric Delivery cannot give any assurance that the Proposed Merger will not result in an adverse impact to Oncor Electric Delivery’s credit ratings and result in higher debt costs.

Oncor Electric Delivery will not incur any indebtedness, or provide any security interest in its assets, to fund the Proposed Merger. As part of the Proposed Merger, TXU Corp. and the Sponsors are expected to implement certain contractual and structural mechanisms to ring-fence Oncor Electric Delivery from TXU Corp. and its competitive businesses. This ring-fencing is intended to prevent Oncor Electric Delivery’s credit quality from being negatively impacted by the risks that impact TXU Corp. and its competitive businesses. Despite these protections, Oncor Electric Delivery cannot give any assurance that a credit ratings agency will not downgrade its credit rating in connection with the Proposed Merger. If the Proposed Merger closes, TEF and Oncor Electric Delivery have committed that Oncor Electric Delivery will, in its 2007 and 2008 rate cases, support a cost of debt that does not exceed its actual cost of debt immediately prior to the announcement of the Proposed Merger.  As such, in connection with these rate cases, in certain circumstances Oncor Electric Delivery may not be able to recover additional debt costs caused by a credit rating downgrade.

ITEM 6.  EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed With File Number*	As Exhibit
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)			—	Certification of Robert S. Shapard, chief executive officer of Oncor Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of Robert S. Shapard, chief executive officer of Oncor Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits
99			—	Condensed Statements of Consolidated Income – Twelve Months Ended June 30, 2007.

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

            ONCOR ELECTRIC DELIVERY COMPANY

By:	/s/ Stan Szlauderbach
Stan Szlauderbach
Senior Vice President

Date:  August 14, 2007