Form 10-Q
period 2007-09-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2007-11-14
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

_____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

― OR ―

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

_____________________

Commission File Number 333-100240

Oncor Electric Delivery Company LLC
(formerly TXU Electric Delivery Company)
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2967830
(State of Organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201	(214) 486-2000
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number)

_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes __ No ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):
Large accelerated filer    Accelerated filer ____ Non-Accelerated filer  ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___    No ✓

As of November 9, 2007, all outstanding common membership interests in Oncor Electric Delivery Company LLC were held by Oncor Electric Delivery Holdings Company LLC.

Oncor Electric Delivery Company LLC meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

TABLE OF CONTENTS

		Page
GLOSSARY		ii

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Consolidated Income—
	Three and Nine Months Ended September 30, 2007 and 2006	1

	Condensed Statements of Consolidated Comprehensive Income—
	Three and Nine Months Ended September 30, 2007 and 2006	1

	Condensed Statements of Consolidated Cash Flows —
	Nine Months Ended September 30, 2007 and 2006	2

	Condensed Consolidated Balance Sheets —
	September 30, 2007 and December 31, 2006	3

	Notes to Condensed Consolidated Financial Statements	4

	Report of Independent Registered Public Accounting Firm	21

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 6.	Exhibits	44

SIGNATURE		45

Oncor Electric Delivery Company LLC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Oncor Electric Delivery Company LLC website at http://www.oncor.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission.  Oncor Electric Delivery Company LLC will provide copies of current reports not posted on the website upon request.  The information on Oncor Electric Delivery Company LLC’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition
2006 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2006
Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to Oncor
EFC Holdings	Refers to Energy Future Competitive Holdings Company (formerly TXU US Holdings Company), a subsidiary of EFH Corp. and the parent of TCEH.
EFH Corp.	Refers to Energy Future Holdings Corp. (formerly TXU Corp.), a holding company, and/or its subsidiaries, depending on context.
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional coordinator of various electricity systems within Texas
FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting
FERC	US Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FIN 45
FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”

FIN 48	FIN No. 48, “Accounting for Uncertainty in Income Taxes”
Fitch	Fitch Ratings, Ltd. (a credit rating agency)
GAAP	generally accepted accounting principles
GWh	gigawatt-hours
Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a wholly-owned subsidiary of EFH Corp. established in connection with the closing of the Merger to own 100% of Oncor Holdings.
IRS	US Internal Revenue Service
LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.
Luminant Construction
Refers to subsidiaries (formerly referred to as TXU DevCo) of TCEH established for the purpose of developing and constructing new generation facilities.  In connection with the Merger, certain of these subsidiaries that were subsidiaries of EFH Corp. became subsidiaries of TCEH, and certain assets of EFH Corp. subsidiaries were transferred to subsidiaries of TCEH.

Luminant entities
Refers to wholly-owned subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Merger	The transaction referred to in "Merger Agreement" immediately below that was completed on October 10, 2007.
Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.
Merger Sub	Texas Energy Future Merger Sub Corp, a Texas corporation and a wholly-owned subsidiary of Texas Holdings that was merged into EFH Corp. on October 10, 2007
Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)
MW	megawatts
Oncor
Refers to Oncor Electric Delivery Company LLC (formerly TXU Electric Delivery Company), a wholly-owned subsidiary of Oncor Holdings, and/or its consolidated bankruptcy remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context.  This Form 10-Q and other SEC filings of Oncor and its subsidiaries occasionally make references to Oncor when describing actions, rights or obligations of its subsidiary.  These references reflect the fact that the subsidiary is consolidated with Oncor for financial reporting purposes.  However, these references should not be interpreted to imply that Oncor is actually undertaking the action or has the rights or obligations of its subsidiary or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a wholly-owned subsidiary of Intermediate Holding and the parent of Oncor.
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its subsidiaries
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act
REP	retail electric provider
S&P	Standard & Poor’s Ratings Services, a division of the McGraw Hill Companies, Inc. (a credit rating agency)
SEC	US Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS 123R	SFAS No. 123 (revised 2004), “Share-Based Payment”
SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement No. 125”
Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and Goldman Sachs & Co.
TCEH
Refers to Texas Competitive Electric Holdings Company LLC (formerly TXU Energy Company LLC), a direct subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group, which is the parent of EFH Corp.
Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities
TXU Energy	Refers to TXU Energy Retail Company LLC, a subsidiary of TCEH engaged in the retail sale of power to residential and business customers.
US	United States of America

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(millions of dollars)

Operating revenues:
Affiliated	$300	$344	$797	$896
Nonaffiliated	405	364	1,103	978
Total operating revenues	705	708	1,900	1,874

Operating expenses:
Operation and maintenance	214	202	627	607
Depreciation and amortization	120	129	353	359
Income taxes	68	71	139	135
Taxes other than income	104	106	294	297
Total operating expenses	506	508	1,413	1,398

Operating income	199	200	487	476

Other income and deductions:
Other income (Note 11)	―	2	3	2
Other deductions (Note 11)	8	11	29	15
Nonoperating income taxes	2	―	6	11

Interest income	14	14	42	43

Interest expense and related charges (Note 11)	79	74	233	213

Net income	$124	$131	$264	$282

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED
 COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(millions of dollars)

Net income	$124	$131	$264	$282
Other comprehensive income, net of tax effects:
Cash flow hedges ― derivative value net losses reported in net income that relate to hedged transactions recognized in the period (net of tax expense of $− in all periods)	1	—	1	1

Comprehensive income	$125	$131	$265	$283

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(millions of dollars)
Cash flows — operating activities:
Net income	$264	$282
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	352	357
Deferred income taxes and investment tax credits — net	2	29
Net gains on sale of assets	(2)	―
Stock-based incentive compensation expense	3	3
Other, net	5	5
Changes in operating assets and liabilities	(29)	(278)
Cash provided by operating activities	595	398

Cash flows — financing activities:
Issuance of long-term debt	800	―
Retirements of long-term debt	(264)	(62)
Increase (decrease) in short-term borrowings	(323)	564
Dividends to parent	(251)	(255)
Net increase (decrease) in advances from parent	(18)	12
Decrease in income tax-related note receivable from TCEH	24	30
Excess tax benefit on stock-based incentive compensation	―	17
Debt premium, discount, financing and reacquisition expenses― net	(9)	(3)
Cash provided by (used in) financing activities	(41)	303

Cash flows — investing activities:
Capital expenditures	(536)	(675)
Cost to remove retired property	(24)	(33)
Proceeds from sale of assets	3	―
Other	3	(7)
Cash used in investing activities	(554)	(715)

Net change in cash and cash equivalents	―	(14)

Cash and cash equivalents — beginning balance	1	15

Cash and cash equivalents — ending balance	$1	$1

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
	(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$1	$1
Restricted cash	66	55
Trade accounts receivable from nonaffiliates — net (Note 4)	131	101
Trade accounts and other receivables from affiliates	217	192
Materials and supplies inventories — at average cost	59	76
Accumulated deferred income taxes	39	23
Prepayments	71	68
Other current assets	5	1
Total current assets	589	517

Investments and other property	94	93
Property, plant and equipment ― net	7,922	7,608
Note receivable due from TCEH (Note 10)	298	323
Regulatory assets ― net (Note 3)	1,904	2,028
Other noncurrent assets	187	140
Total assets	$10,994	$10,709

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Short-term borrowings (Note 5)	$350	$673
Advances from parent	6	24
Long-term debt due currently (Note 6)	899	297
Trade accounts payable	87	91
Accrued income taxes payable to parent	48	31
Accrued taxes other than income	116	144
Accrued interest	67	73
Customers’ deposits	25	8
Other current liabilities	73	58
Total current liabilities	1,671	1,399

Accumulated deferred income taxes	1,419	1,461
Investment tax credits	48	52
Long-term debt, less amounts due currently (Note 6)	3,745	3,811
Other noncurrent liabilities and deferred credits	1,114	1,011
Total liabilities	7,997	7,734

Contingencies (Note 7)

Shareholder’s equity (Note 8)
Common stock without par value:
Authorized shares – 100,000,000 shares;
Outstanding shares: 48,864,775 at September 30, 2007 and December 31, 2006	2,004	1,986
Retained earnings	1,011	1,008
Accumulated other comprehensive loss	(18)	(19)
Total shareholder’s equity	2,997	2,975
Total liabilities and shareholder’s equity	$10,994	$10,709

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Description of Business— Oncor is a wholly-owned subsidiary of Oncor Holdings, which is a wholly-owned subsidiary of Intermediate Holding, which is a wholly-owned subsidiary of EFH Corp.  Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.  A significant portion of Oncor’s revenues represent fees for delivery services provided to TCEH.  Distribution revenues from TCEH represented 47% of Oncor’s distribution revenues and 42% of Oncor’s total revenues for the nine months ended September 30, 2007.

Oncor’s consolidated financial statements include its wholly-owned, bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC.  Oncor Electric Delivery Transition Bond Company LLC was organized for the limited purpose of issuing securitization (transition) bonds to recover generation-related regulatory asset stranded costs and other qualified costs.

In connection with the Merger, which closed on October 10, 2007, Oncor was converted from a Texas corporation to a Delaware limited liability company under the laws of the States of Texas and Delaware.  See Note 12 for further discussion.

As part of the Merger, to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group, various legal, financial and contractual provisions were implemented.  Such “ring-fencing” measures included TXU Electric Delivery Company’s name change to Oncor Electric Delivery Company LLC, the formation of a new special purpose holding company for Oncor, Oncor Holdings, as one of the Oncor Ring-Fenced Entities, maintenance of separate books and records for the Oncor Ring-Fenced Entities, changes to Oncor’s corporate governance provisions, appointment of a majority of independent directors to Oncor’s Board, physical separation of Oncor’s headquarters from the Texas Holdings Group, amendments to contracts between the Oncor Ring-Fenced Entities and the Texas Holdings Group, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, the Texas Holdings Group.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and the Luminant entities, and none of the assets of the Texas Holdings Group will be available to satisfy the debts or other obligations of the Oncor Ring-Fenced Entities.  Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of the Texas Holdings Group.

Oncor is managed as an integrated business; therefore, there are no reportable business segments.

Basis of Presentation— The condensed consolidated financial statements of Oncor have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2006 Form 10-K with the exception of the adoption of FIN 48.  All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein.  All intercompany items and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC.  Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2006 Form 10-K.  The results of operations for an interim period may not give a true indication of results for a full year.  All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Use of Estimates— Preparation of Oncor’s financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including mark-to-market valuations.  In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

Changes in Accounting Standards — Effective January 1, 2007, Oncor adopted FIN 48 as required.  FIN 48 provides clarification of SFAS 109 with respect to the recognition of income tax benefits of uncertain tax positions in the financial statements.  See Note 2 for the impacts of adopting FIN 48 and required disclosures.

2.           ADOPTION OF NEW INCOME TAX ACCOUNTING RULES (FIN 48)

FIN 48 requires that each tax position be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.  Oncor has completed its review and assessment of uncertain tax positions and in the quarter ended March 31, 2007 recorded a net charge to retained earnings and an increase to noncurrent liabilities of $9 million in accordance with the new accounting rule.

EFH Corp. and its subsidiaries file income tax returns in US federal, state and foreign jurisdictions and are subject to examinations by the IRS and other taxing authorities.  Examinations of income tax returns filed by EFH Corp. and any of its subsidiaries for the years ending prior to January 1, 1997, with few exceptions, are complete.  The Texas franchise tax returns under examination or still open for examination range from 2002 to 2006.

As expected, the IRS has completed examining EFH Corp.’s US income tax returns for the years 1997 through 2002, and proposed adjustments were received in July 2007.  EFH Corp. filed an appeal of the proposed adjustments in the third quarter of 2007.  The proposed adjustments received from the IRS with respect to the 1997-2002 income tax returns do not materially affect Oncor’s assessment of uncertain tax positions as reflected in the amounts recorded upon adoption of FIN 48.

For Oncor, the total amount of benefits taken on income tax returns that do not qualify for financial statement recognition under FIN 48 totaled $81 million as of September 30, 2007, the substantial majority of which represents amounts that have been accounted for as noncurrent liabilities instead of deferred income tax liabilities, of this amount, $13 million would increase earnings if recognized.  The balance sheet at September 30, 2007 reflects a reclassification of $68 million from accumulated deferred income tax liabilities to other noncurrent liabilities recorded in 2007.

Oncor classifies interest and penalties related to unrecognized tax benefits as income tax expense.  As of September 30, 2007, noncurrent liabilities included a total of $11 million in accrued interest.  The amount of interest included in income tax expense for the three and nine months ended September 30, 2007 totaled $2 million and $3 million after-tax, respectively.

Oncor does not expect that the total amount of unrecognized tax benefits for the positions assessed as of the date of the adoption will significantly increase or decrease within the next 12 months.

3.	REGULATORY ASSETS AND LIABILITIES

Regulatory Assets and Liabilities —

	September 30, 2007	December 31, 2006
Regulatory assets
Generation-related regulatory assets securitized by transition bonds	$1,208	$1,316
Employee retirement costs	452	461
Storm-related service recovery (self insurance reserve) costs	154	138
Securities reacquisition costs	106	112
Recoverable deferred income taxes — net	86	90
Employee severance costs	44	44
Total regulatory assets	2,050	2,161

Regulatory liabilities
Investment tax credit and protected excess deferred taxes	56	63
Over-collection of securitization (transition) bond revenues	38	34
Nuclear decommissioning cost over-recovery	31	17
Other regulatory liabilities	21	19
Total regulatory liabilities	146	133

Net regulatory assets	$1,904	$2,028

Regulatory assets totaling $121 million have been reviewed and approved by the PUCT and are earning a return.  The unamortized amounts of these regulatory assets reflected in the above table totaled $96 million at September 30, 2007 and $100 million at December 31, 2006.  The assets that have been approved by the PUCT and are not earning a return totaled $1.238 billion at September 30, 2007 and $1.343 billion at December 31, 2006, and have a remaining recovery period of nine to 44 years, including the regulatory assets securitized by transition bonds that have a remaining recovery period of nine years.

4.	TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

Sale of Receivables— Oncor participated in an accounts receivable securitization program established by EFH Corp. for certain of its subsidiaries, the activity under which was accounted for as a sale of accounts receivable in accordance with SFAS 140.  Under the program, Oncor sold trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities).  In connection with the Merger, the accounts receivable securitization program was amended.  Oncor is no longer a participant in the accounts receivable securitization program.  See Note 12.

As of September 30, 2007, the program funding to all EFH Corp. subsidiary participants (originators) totaled $700 million, which was the maximum amount of funding available under the program.  The program funding to Oncor totaled $112 million as of September 30, 2007.  Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program.  Total funding availability under the program is reduced by 100% of the originators’ customer deposits if TCEH’s fixed charge coverage ratio is less than 2.5 times; 50% if TCEH’s coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if TCEH’s coverage ratio is 3.25 times or more.  The originators’ customer deposits, which totaled $117 million, did not affect funding availability at that date as TCEH’s coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by Oncor are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased.  Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in delivery fees and volumes.  TXU Receivables Company issued subordinated notes payable to Oncor for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to Oncor that was funded by the sale of the undivided interests.  The balance of the subordinated notes issued to Oncor, which is reported in trade accounts receivable, was $99 million and $52 million at September 30, 2007 and December 31, 2006, respectively.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities.  The discount also funds a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of EFH Corp., but the amounts are immaterial.  The program fees, referred to as losses on sale of the receivables under SFAS 140, consist primarily of interest costs on the underlying financing.  These fees represent essentially all the net incremental costs of the program to Oncor and are reported in operation and maintenance expenses.  Fee amounts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Program fees	$2	$1	$5	$4
Program fees as a percentage of average funding (annualized)	6.0%	5.6%	6.3%	5.7%

The accounts receivable balance reported in the September 30, 2007 consolidated balance sheet has been reduced by $211 million face amount of trade accounts receivable from nonaffiliates sold to TXU Receivables Company, partially offset by the inclusion of $99 million of subordinated notes receivable from TXU Receivables Company.  Funding under the program increased $26 million to $112 million for the nine month period ended September 30, 2007 and decreased $15 million to $74 million for the nine month period ended September 30, 2006.  Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows.  The carrying amount of the retained interests in the accounts receivable balance approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to Oncor were as follows:

	Nine Months Ended September 30,
	2007	2006

Cash collections on accounts receivable	$1,051	$891
Face amount of new receivables purchased	(1,124)	(928)
Discount from face amount of purchased receivables	5	4
Program fees paid	(5)	(4)
Increase in subordinated notes payable	47	52
Operating cash flows used by (provided to) Oncor under the program	$(26)	$15

Upon termination of the program, cash flows would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests from the funding entities instead of purchasing new receivables.  The level of cash flows would normalize in approximately 16 to 30 days.

The subordinated notes issued by TXU Receivables Company are subordinated to the undivided interests of the financial institutions in the purchased receivables.  As of September 30, 2007, the program was subject to the following termination events:

1)	all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio; or
2)
the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination.  The thresholds applied to the entire portfolio of sold receivables, not separately to the receivables of each originator.

Trade Accounts Receivable—
	September 30, 2007	December 31, 2006
Gross trade accounts receivable	$429	$347
Trade accounts receivable from TCEH	(179)	(155)
Undivided interests in accounts receivable sold by TXU Receivables Company	(211)	(138)
Subordinated notes receivable from TXU Receivables Company	99	52
Allowance for uncollectible accounts related to undivided interests in receivables retained	(7)	(5)
Trade accounts receivable from nonaffiliates ― net	$131	$101

Gross trade accounts receivable at September 30, 2007 and December 31, 2006 included unbilled revenues of $150 million and $118 million, respectively.

Allowances related to receivables sold are reported in other current liabilities and totaled $1 million at both September 30, 2007 and December 31, 2006.

5.	SHORT-TERM FINANCING

Short-term Borrowings — At September 30, 2007 and December 31, 2006, the outstanding short-term borrowings of Oncor consisted of the following:

	At September 30, 2007		At December 31, 2006
	Outstanding Amount	Interest Rate (a)	Outstanding Amount		Interest Rate (a)

Bank borrowings	$350	6.20%	$	―	―
Commercial paper	―	―		673	5.53%
Total	$350			$673
    __________

(a)	Weighted average interest rate at the end of the period.

The commercial paper program at September 30, 2007, which provided for the issuance of up to $1.0 billion of commercial paper by Oncor, was effectively supported by existing credit facilities, although there was no contractual obligation under the program to maintain equivalent availability under existing credit facilities.

Credit Facilities— At September 30, 2007, Oncor had access directly or through its affiliates to credit facilities with the following terms:

		At September 30, 2007
Authorized Borrowers	Maturity Date	Facility Limit	Letters of Credit		Cash Borrowings		Availability
TCEH	February 2008	$1,500	$	―	$	―	$1,500
TCEH, Oncor	June 2008	1,400		444		665	291
TCEH, Oncor	August 2008	1,000		―		495	505
TCEH, Oncor	March 2010	1,600		386		730	484
TCEH, Oncor	June 2010	500		28		240	232
TCEH	December 2009	500		455		45	―
Total		$6,500		$1,313		$2,175	$3,012

All these facilities were terminated in connection with the Merger.  See Note 12.  The maximum amount accessible by TCEH and Oncor under the facilities was $6.5 billion and $3.6 billion, respectively.  These facilities supported working capital and general corporate needs, including issuances of commercial paper and letters of credit.  At September 30, 2007, all of the letters of credit issued under the credit facilities were the obligations of TCEH.  At September 30, 2007, TCEH and Oncor had $1.825 billion and $350 million in outstanding cash borrowings, respectively.

Availability under these facilities as of September 30, 2007 declined $2.3 billion from December 31, 2006.  Pursuant to PUCT rules, TCEH is required to maintain $125 million of available capacity under its credit facilities in order to permit TXU Energy to return retail customer deposits, if necessary.  As a result, at September 30, 2007, the total availability set forth in the table above should be further reduced by $125 million.

6.	LONG-TERM DEBT

Long-term debt— At September 30, 2007 and December 31, 2006, long-term debt of Oncor consisted of the following:

	September 30, 2007	December 31, 2006
Oncor
6.375% Fixed Senior Notes due May 1, 2012	$700	$700
7.000% Fixed Senior Notes due May 1, 2032	500	500
6.375% Fixed Senior Notes due January 15, 2015	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
5.000% Fixed Debentures due September 1, 2007	―	200
7.000% Fixed Debentures due September 1, 2022	800	800
6.069% Floating Senior Notes due September 16, 2008 (a)	800	―
Unamortized discount	(16)	(16)
Total Oncor	3,634	3,034

Oncor Transition Bond Company LLC: (b)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	―	8
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	93	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	131	158
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290
Total Oncor Transition Bond Company LLC	1,010	1,074

Total Oncor consolidated	4,644	4,108

Less amount due currently	(899)	(297)

Total long-term debt	$3,745	$3,811

(a)	Interest rates in effect at September 30, 2007.
(b)	These bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt-related Activity in 2007 ― See Note 12 for debt-related activity in connection with the Merger.

In March 2007, Oncor issued floating rate senior notes with an aggregate principal amount of $800 million with a floating rate based on LIBOR plus 37.5 basis points.  The notes were to mature in September 2008, but in accordance with their terms, were redeemed upon consummation of the Merger.

Retirements of long-term debt in 2007 totaling $264 million represented payments at scheduled maturity dates and included $200 million of fixed-rate debentures and $64 million of transition bond principal payments.

7.           COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Proceedings ― Oncor is involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

Guarantees — Oncor has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions.  Guarantees issued or modified after December 31, 2002 are subject to the recognition and initial measurement provisions of FIN 45, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

Residual value guarantees in operating leases — Oncor is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets.  At September 30, 2007, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $20 million.  These leased assets consist primarily of vehicles used in distribution activities.  The average life of the lease portfolio is approximately three years.

8.       SHAREHOLDER’S EQUITY

Common Stock― No shares of Oncor’s common stock are held by or for its own account, nor are any shares of such capital stock reserved for its officers and employees or for options, warrants, conversions or other rights in connection therewith.

Noncash contributions ― Under SFAS 123R, expense related to EFH Corp.’s stock-based incentive compensation awards granted to Oncor’s employees was accounted for as a noncash capital contribution from EFH Corp.  Accordingly, Oncor recorded a credit of $1 million and $3 million to its common stock account for the three and nine months ended September 30, 2007, respectively.

The increase in the common stock amount in 2007 also reflects the excess tax benefit of $15 million arising from the distribution date value of the stock-based incentive awards exceeding the reported compensation expense.

Dividends ― During 2007, Oncor declared and paid the following dividends to EFH Corp.:

Declaration Date	Payment Date	Dividend Amount
October 1, 2007	October 2, 2007	$75
July 1, 2007	July 2, 2007	$75
April 1, 2007	April 2, 2007	$88
January 1, 2007	January 2, 2007	$88

Shareholder’s Equity― The following table presents the changes to shareholder’s equity during the nine months ended September 30, 2007:

	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Shareholder’s Equity

Balance at December 31, 2006	$1,986	$1,008	$(19)	$2,975
Net income	─	264	─	264
Dividends to parent	─	(251)	─	(251)
Effects of stock-based incentive compensation plans	18	─	─	18
Effect of adoption of FIN 48	―	(9)	─	(9)
Net effects of cash flow hedges (net of tax)	―	─	1	1
Other	―	(1)	─	(1)
Balance at September 30, 2007	$2,004	$1,011	$(18)	$2,997

Cash distributions occurring in the legal form of common stock share repurchases have been recorded as a return of capital for accounting purposes.  There have not been any such repurchases in 2007.

9.           PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) COSTS

Oncor is a participating employer in the pension plan sponsored by EFH Corp.  Oncor also participates with EFH Corp. and other subsidiaries of EFH Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees.  The net allocated pension and OPEB costs applicable to Oncor for the three and nine months ended September 30, 2007 and 2006 are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(millions of dollars)

Amounts recognized as expense	$4	$5	$13	$14
Amounts deferred principally as a regulatory asset or property	15	20	44	61
Total pension and OPEB costs	$19	$25	$57	$75

The discount rate reflected in net pension and OPEB costs in 2007 is 5.90%.  The expected rate of return on plan assets reflected in the 2007 cost amounts is 8.75% for the pension plan and 8.67% for the OPEB plan.

Oncor expects to make a $1 million required contribution to EFH Corp.’s pension plan in the fourth quarter of 2007.

10.           RELATED–PARTY TRANSACTIONS

The following represent significant related-party transactions of Oncor:

•
Oncor records revenue from TCEH for electricity delivery fees and other miscellaneous revenues, which totaled $300 million and $344 million for the three months ended September 30, 2007 and 2006, respectively, and $797 million and $896 million for the nine months ended September 30, 2007 and 2006, respectively.

•
Oncor records interest income received from TCEH with respect to Oncor’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor’s bankruptcy-remote financing subsidiary.  The interest income serves to offset Oncor’s interest expense on transition bonds.  This interest income totaled $12 million and $13 million for the three months ended September 30, 2007 and 2006, respectively, and $37 million and $40 million for the nine months ended September 30, 2007 and 2006, respectively.

•
Incremental accrued income taxes incurred by Oncor as a result of delivery fee surcharges to its customers related to transition bonds are reimbursed by TCEH.  Oncor’s financial statements reflect a note receivable from TCEH of $332 million ($34 million reported as current) at September 30, 2007 and $356 million ($33 million reported as current) at December 31, 2006 related to these income taxes.

•
Short-term advances from parent totaled $6 million and $24 million at September 30, 2007 and December 31, 2006, respectively.  The average daily balances of short-term advances from parent totaled $19 million and $76 million during the three months ended September 30, 2007 and 2006, respectively, and the weighted average annualized interest rates for the respective periods were 6.1% and 5.7%.  Average daily short-term advances from parent totaled $42 million and $50 million during the nine months ended September 30, 2007 and 2006, respectively, and the weighted average annualized interest rates for the respective periods were 5.9% and 5.4%.  Interest expense incurred on the advances totaled approximately $292 thousand and $1 million for the three months ended September 30, 2007 and 2006, respectively, and $2 million for both of the nine-month periods ended September 30, 2007 and 2006.

•
An EFH Corp. subsidiary charges Oncor for financial, accounting and other administrative services at cost.  These costs, which are reported in operation and maintenance expenses, totaled $5 million and $9 million for the three months ended September 30, 2007 and 2006, respectively, and $19 million and $28 million for the nine months ended September 30, 2007 and 2006, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported on TCEH’s balance sheet, is funded by a delivery fee surcharge collected from REPs by Oncor and remitted to TCEH, with the intent that the trust fund assets will be sufficient to fund the estimated decommissioning liability, also reported on TCEH’s balance sheet.  Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in the Oncor and TCEH intercompany receivable/payable, which in turn results in a change in Oncor’s reported net regulatory asset/liability.  The regulatory liability totaled $31 million and $17 million at September 30, 2007 and December 31, 2006, respectively, and represents the excess of the trust fund balance over the estimated decommissioning liability.

•
Oncor has a 19.5% limited partnership interest, with a carrying value of $3 million and $4 million at September 30, 2007 and December 31, 2006, respectively, in an EFH Corp. subsidiary holding Capgemini-related assets.  Equity losses related to this interest totaled $1 million for both the three months ended September 30, 2007 and 2006, respectively, and $2 million and $3 million for the nine months ended September 30, 2007 and 2006, respectively.  These losses primarily represent amortization of software assets held by the subsidiary.

•
EFH Corp. files a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based on their respective taxable income or loss.  As a result, Oncor had a federal income tax payable to EFH Corp. of $48 million and $31 million at September 30, 2007 and December 31, 2006, respectively.

•
As a result of the downgrade of TCEH’s credit rating by S&P in March 2007 to below investment grade, collateral of $17 million was posted by a subsidiary of EFH Corp. with Oncor in April 2007 under interconnection agreements for three generation units being developed by Luminant Construction.  In July 2007, $2 million was released leaving collateral of $15 million at September 30, 2007.

See Notes 4, 8 and 9 for information regarding the accounts receivable securitization program and the related subordinated notes receivable, dividends to EFH Corp. and the allocation of EFH Corp.’s pension and OPEB costs, respectively.

11.       SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions —

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007		2006	2007	2006
Other income:
Net gain on sale of other properties and investments	$	―	$1	$3	$1
Other		―	1	―	1
Total other income	$	―	$2	$3	$2
Other deductions:
Charges related to 2006 cities rate settlement		$6	$6	$19	$6
Expenses related to suspended InfrastruX Energy Services joint venture (a)		(1)	3	3	3
Equity losses in an unconsolidated affiliate (Note 10)		1	1	2	3
Other		2	1	5	3
Total other deductions		$8	$11	$29	$15

(a)	Consists of previously deferred costs arising from operational activities to transition to the joint venture arrangement, which was canceled in connection with the Merger.

Interest Expense and Related Charges —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest	$79	$75	$233	$213
Amortization of debt discounts and issuance costs	2	1	6	4
Allowance for funds used during construction — capitalized interest portion	(2)	(2)	(6)	(4)
Total interest expense and related charges	$79	$74	$233	$213

Investments and Other Property —

	September 30,	December 31,
	2007	2006
Assets related to employee benefit plans, principally employee savings programs	$70	$68
Restricted cash	17	17
Investment in unconsolidated affiliates	3	4
Land	4	4
Total investments and other property	$94	$93

Restricted Cash— All restricted cash amounts reported on the balance sheet relate to the securitization (transition) bonds.

Property, Plant and Equipment— At September 30, 2007 and December 31, 2006, property, plant and equipment of $7.9 billion and $7.6 billion, respectively, is stated net of accumulated depreciation and amortization of $3.9 billion and $3.9 billion, respectively.

Intangible Assets — Intangible assets other than goodwill are comprised of the following:

	As of September 30, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Land easements	$178	$66	$112	$178	$64	$114
Capitalized software	106	61	45	100	52	48
Total	$284	$127	$157	$278	$116	$162
    Aggregate Oncor amortization expense for intangible assets totaled $4 million and $9 million for the three months ended September 30, 2007 and 2006, respectively, and $11 million and $16 million for the nine months ended September 30, 2007 and 2006, respectively.  At September 30, 2007, the weighted average remaining useful lives of capitalized land easements and software were 69 years and nine years, respectively.  The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2006 is as follows:

Year	Amortization Expense

2007	$16
2008	16
2009	16
2010	10
2011	5

At September 30, 2007 and December 31, 2006, goodwill of $25 million was reported in other noncurrent assets on the balance sheet.

Supplemental Cash Flow Information —

	Nine Months Ended
	September 30,
	2007		2006
Cash payments:
Interest (net of amounts capitalized)		$232	$217
Income taxes		$106	$224
Noncash investing and financing activities:
Noncash construction expenditures (a)		$29	$40
Noncash contribution for pension-related assets	$	―	$15

(a)	Represents end of period accruals.

12.       SUBSEQUENT EVENTS

Overview

On October 10, 2007, EFH Corp. completed its Merger with Merger Sub.  As a result of the Merger, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group, and substantially all of the outstanding shares of common stock of EFH Corp. (formerly TXU Corp.) were converted into the right to receive $69.25 per share.

The aggregate purchase price paid for all of the equity securities of TXU Corp. (on a fully-diluted basis) was approximately $32.4 billion, which was funded by equity financing from the Sponsor Group and certain other investors and several new EFH Corp. and TCEH credit facilities.  These new credit facilities also funded the repayment of existing credit facilities and debt that was redeemed or repurchased.  The purchase price is exclusive of costs directly associated with the Merger, including legal, consulting and other professional service fees and certain effects of the proposed regulatory stipulation discussed below.

The Merger is being accounted for under the purchase method of accounting whereby the total cost of the transaction is being allocated to EFH Corp.'s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values, and the excess of the purchase price over the fair value of net assets acquired is recorded as goodwill.  The allocation of the purchase price to the net assets of EFH Corp. and the resulting goodwill determination are not yet final.  The allocation is expected to result in a significant amount of goodwill, a portion of which will be recorded by Oncor.

Revolving Credit Facility

Overview – On October 10, 2007, Oncor entered into a $2.0 billion revolving credit facility (the Oncor Revolving Credit Facility).  None of the borrowings under this facility were used to fund the Merger.

Interest Rates and Fees - Loans under the Oncor Revolving Credit Facility bear interest at per annum rates equal to, at Oncor’s option, (i) adjusted LIBOR plus a spread of 0.275% to 0.800% (depending on the rating assigned to Oncor’s senior secured debt) or (ii) a base rate (the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds effective rate plus 0.50%).  Based on Oncor’s current ratings, its LIBOR-based borrowings will bear interest at LIBOR plus 0.575%.

A facility fee is payable quarterly in arrears and upon termination or commitment reduction at a rate per annum equal to 0.100% to 0.200% (depending on the rating assigned to Oncor’s senior secured debt) of the commitments under the Oncor Revolving Credit Facility.  Based on Oncor’s current ratings, its facility fee will be 0.175%.

A utilization fee is payable quarterly in arrears and upon termination on the average daily amount of borrowings in excess of 50% of the commitments under the Oncor Revolving Credit Facility at a rate per annum equal to 0.125% per annum.

Letter of credit fees under the Oncor Revolving Credit Facility are payable quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR under the Oncor Revolving Credit Facility, less the issuing bank’s fronting fee.

Covenants - The Oncor Revolving Credit Facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, Oncor and its subsidiaries from, among other things:
•	incurring additional liens;
•	entering into mergers and consolidations;
•	selling assets; and
•	making acquisitions and investments in subsidiaries.

In addition, the Oncor Revolving Credit Facility requires that Oncor maintain a consolidated senior debt to capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.

Maturity - Amounts borrowed under the Oncor Revolving Credit Facility may be reborrowed from time to time from and after October 10, 2007 until October 10, 2013.

Events of Default - The Oncor Revolving Credit Facility contains certain customary events of default for facilities of this type, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments.

TXU Receivables Program

Also in connection with the Merger, the accounts receivable securitization program was amended.  Concurrently, the financial institutions required that Oncor repurchase all of the receivables it had previously sold to TXU Receivables Company totaling $113 million, which amount was refinanced by the Oncor Revolving Credit Facility.  Oncor is no longer a participant in the accounts receivable securitization program.

Repayment of Existing Credit Facilities and Other Indebtedness

In connection with the Merger, TCEH and Oncor repaid in full all outstanding borrowings totaling $2.4 billion (of which Oncor’s portion was $385 million) together with interest and all other amounts due in connection with such repayment under the $6.5 billion of existing credit facilities.  Oncor also repaid floating rate senior notes with an aggregate principal amount of $800 million.  (See Notes 5 and 6).

Oncor Limited Liability Company Agreement

In connection with the Merger, Oncor was converted from a Texas corporation to a Delaware limited liability company under the laws of the States of Texas and Delaware and entered into a limited liability company agreement (as amended, the Oncor Electric Delivery LLC Agreement). The Oncor Electric Delivery LLC Agreement provides that the independent directors of Oncor (who must comprise a majority of the members of Oncor’s board of directors), acting by majority vote, shall have the authority to prevent Oncor from making any distribution if they determine that it is in Oncor’s best interests to retain such amounts to meet expected future requirements (including continued compliance with the debt-to-equity ratio established from time to time by the PUCT for ratemaking purposes). The Oncor Electric Delivery LLC Agreement also provides that the Board of Directors of Oncor shall not distribute any amounts to Oncor’s member(s) to the extent that the Board of Directors of Oncor determines in good faith that it is necessary to retain such amounts to meet expected future requirements of the applicable entity. In addition to such restrictions on distributions, the Oncor Electric Delivery LLC Agreement contains certain separateness provisions that require Oncor to conduct its activities separate and distinct from the activities of EFH Corp. and its other subsidiaries, including, without limitation, holding itself out as a separate legal entity.

Oncor Agreement in Principle with Stakeholders and PUCT Staff

Oncor and Texas Holdings have agreed on the terms of a stipulation with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger including the outstanding rate case.  The proposed stipulation, which was filed with the PUCT on October 24, 2007, was conditional upon the completion of the Merger and is subject to approval by the PUCT.

In addition to commitments Oncor made in its filings in the PUCT review, the proposed stipulation includes the following provisions, among others:

•
Oncor will agree to a one-time $72 million credit, which is intended for all retail customers in its service territory.  While the credit will be given to REPs, the intent of the parties to the agreement is that the credit will be passed through to end-use consumers, and only those REPs that agree to do so will receive their portion of the credit.

•
The PUCT will dismiss Oncor’s pending rate case.  Consistent with the 2006 cities rate settlement, Oncor will file a system-wide rate case no later than July 1, 2008 based on a test-year ended December 31, 2007.

•	Oncor will write-off regulatory assets of approximately $56 million related to self insurance reserve costs and 2002 restructuring expenses.

•	The dividends paid by Oncor will be limited through December 31, 2012, to an amount not to exceed Oncor’s net income (determined in accordance with GAAP), subject to certain defined adjustments.

•	Oncor will commit to minimum capital spending of $3.6 billion over the five-year period ending December 31, 2012, subject to certain defined conditions.

•
Oncor will commit to $100 million in spending over the five-year period ending December 31, 2012 on demand side management or other energy efficiency initiatives.  This spending will not be recoverable in rates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Oncor Electric Delivery Company LLC:

We have reviewed the accompanying condensed consolidated balance sheet of Oncor Electric Delivery Company LLC (formerly Oncor Electric Delivery Company) and subsidiary (the “Company”) as of September 30, 2007, and the related condensed statements of consolidated income and comprehensive income for the three-month and nine-month periods ended September 30, 2007 and 2006, and of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related statements of consolidated income, comprehensive income, shareholder’s equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2007 (October 16, 2007 as to Note 12), we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
November 13, 2007

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

Oncor is a wholly-owned subsidiary of Oncor Holdings, which is a wholly-owned subsidiary of Intermediate Holding, which is a wholly-owned subsidiary of EFH Corp.  Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.  A significant portion of Oncor’s revenues represent fees for delivery services provided to TCEH.  Distribution revenues from TCEH represented 47% of Oncor’s distribution revenues and 42% of Oncor’s total revenues for the nine months ended September 30, 2007.

Oncor’s financial statements include its wholly-owned, bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, which was organized for the limited purpose of issuing securitization (transition) bonds to recover generation-related regulatory asset stranded costs and other qualified costs.

In connection with the Merger, which closed on October 10, 2007, Oncor was converted from a Texas corporation to a Delaware limited liability company under the laws of the States of Texas and Delaware.  See Note 12 to Financial Statements for further discussion.

As part of the Merger, to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group, various legal, financial and contractual provisions were implemented.  Such “ring-fencing” measures included TXU Electric Delivery Company’s name change to Oncor Electric Delivery Company LLC, the formation of a new special purpose holding company for Oncor, Oncor Holdings, as one of the Oncor Ring-Fenced Entities, maintenance of separate books and records for the Oncor Ring-Fenced Entities, changes to Oncor’s corporate governance provisions, appointment of a majority of independent directors to Oncor’s Board, physical separation of Oncor’s headquarters from the Texas Holdings Group, amendments to contracts between the Oncor Ring-Fenced Entities and the Texas Holdings Group, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, the Texas Holdings Group.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and the Luminant entities, and none of the assets of the Texas Holdings Group will be available to satisfy the debts or other obligations of the Oncor Ring-Fenced Entities.  Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of the Texas Holdings Group.

Sale of Minority Stake─ Oncor currently expects that a 20% minority stake in Oncor will be sold as part of the “ring-fencing” to further enhance Oncor’s separation from EFH Corp. and its other affiliates.  In addition, the purchaser of the minority stake will not be affiliated with Texas Holdings or any of its subsidiaries or other affiliates.

Significant Developments

Merger ─ On October 10, 2007, EFH Corp. completed its merger with Merger Sub, a wholly-owned subsidiary of Texas Holdings.  As a result of the Merger, EFH Corp. became a subsidiary of Texas Holdings and substantially all of the outstanding shares of common stock of EFH Corp. (formerly TXU Corp.) were converted into the right to receive $69.25 per share.  Texas Holdings is controlled by investment funds affiliated with the Sponsor Group.

The aggregate purchase price paid for all of the equity securities of TXU Corp. (on a fully-diluted basis) was approximately $32.4 billion, which was funded by approximately $8.3 billion of equity financing from the Sponsor Group and certain other investors and several new EFH Corp. and TCEH credit facilities.  This purchase price is exclusive of costs directly associated with the Merger including legal, consulting and professional service fees and certain effects of the proposed Oncor regulatory settlement referred to below under “Regulation and Rates”.  See Note 12 to Financial Statements for additional details regarding the completion of the Merger.

The Merger is being recorded using the purchase method of accounting whereby the total purchase price is being allocated to EFH Corp.'s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values.

Termination of New Utility Services Joint Venture ─ In connection with the Merger, EFH Corp. and Oncor terminated the proposed InfrastruX Energy Services joint venture and the related utility services agreement.

Activities related to these agreements were suspended subsequent to the February 2007 announcement of the Merger; accordingly, in the second quarter of 2007, Oncor wrote-off approximately $3 million ($2 million after-tax) in previously deferred costs arising from operational activities to transition to the joint venture arrangement.

Oncor Matters Pending with the PUCT ─ See discussion below under "Regulations and Rates".

Tax Sharing Agreement – In connection with the Merger, Oncor, Oncor Holdings and EFH Corp. entered into a tax sharing agreement stating that, among other things, the allocation of tax liability to each of Oncor Holdings and Oncor will occur substantially as if these entities were stand-alone corporations and will require tax payments determined on that basis (without duplication for taxes paid by a subsidiary of Oncor or Oncor Holdings).  The agreement principally affects the realization of alternative minimum tax credit carryforwards, which has an effect on cash income tax payments to EFH Corp.  The effect is not expected to be material in 2007 and is expected to reduce cash income tax payments in 2008, but the amount has not yet been determined.

RESULTS OF OPERATIONS

Oncor is managed as an integrated business; therefore, there are no reportable business segments.

All dollar amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations (including the tables) are stated in millions of US dollars unless otherwise indicated.

Oncor’s results are being impacted by the effects of the 2006 cities rate settlement.  Incremental expenses of approximately $70 million are being recognized almost entirely over the period from May 2006 through June 2008, of which $8 million and $7 million has been recognized in the three months ended September 30, 2007 and 2006, respectively, and $25 million and $10 million  in the nine months ended September 30, 2007 and 2006, respectively.

Operating Data

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change %	2007	2006	Change %
Operating statistics – volumes:
Electric energy delivered (GWh)	31,558	33,105	(4.7)	81,523	83,480	(2.3)

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)				79.22	78.29	1.2
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.14	1.16	(1.7)
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				69.51	67.31	3.3

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)				3,087	3,051	1.2

Operating revenues:
Electricity distribution revenues (b):
Affiliated (TCEH)	$300	$344	(12.8)	$794	$894	(11.2)
Nonaffiliated	331	296	11.8	889	782	13.7
Total distribution revenues	631	640	(1.4)	1,683	1,676	0.4
Third-party transmission revenues	66	60	10.0	192	176	9.1
Other miscellaneous revenues	8	8	0.0	25	22	13.6
Total operating revenues	$705	$708	(0.4)	$1,900	$1,874	1.4

(a)
SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.  The statistics presented are based on the preceding twelve months’ data.

(b)
Includes transition charge revenue associated with the issuance of securitization bonds totaling $42 million and $44 million for the three months ended September 30, 2007 and 2006, respectively, and $112 million and $117 million for the nine months ended September 30, 2007 and 2006, respectively.  Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Operating revenues decreased $3 million, or less than 1%, to $705 million in 2007.  The revenue decrease reflected:

•
a 4.7% decline in delivered volumes, with an estimated $25 million effect of lower average consumption, due in part to cooler, below normal weather, partially offset by an estimated $9 million impact of increased points of delivery; and

•	$2 million in lower charges to REPs related to transition bonds (offset by lower amortization of the related regulatory asset),

partially offset by,

•	$8 million from increased distribution tariffs to recover higher transmission costs; and
•	$7 million in higher transmission revenues primarily due to rate increases approved in 2006 and 2007 to recover ongoing investment in the transmission system.

Operation and maintenance expense increased $12 million, or 6%, to $214 million in 2007.  The increase reflected:

•	$7 million in higher fees paid to other transmission entities;
•	$3 million in increased vegetation management expenses; and
•	$2 million higher labor-related costs due to timing of equipment installation activities.

Depreciation and amortization decreased $9 million, or 7%, to $120 million in 2007.  The decrease reflected $7 million in lower depreciation due to a one-time adjustment related to retired property and $2 million in lower amortization of the regulatory assets associated with the transition bonds (offset in revenues).

Taxes other than income decreased $2 million, or 2%, to $104 million in 2007.  Included in taxes other than income are local franchise fees resulting from the 2006 cities rate settlement totaling $2 million and $1 million for the three months ended September 30, 2007 and 2006, respectively.

Other income totaled zero in 2007 and $2 million in 2006.  Other deductions totaled $8 million and $11 million in 2007 and 2006, respectively.  See Note 11 to Financial Statements for additional detail.

Income tax expense totaled $70 million in 2007 (including $68 million related to operating income and $2 million related to nonoperating income) compared to $71 million in 2006.  The effective income tax rate was 36.1% in 2007 and 35.1% in 2006.  The increase reflects higher taxes as a result of the enactment of the Texas margin tax, higher interest accrued related to uncertain tax positions and the effect of full amortization prior to 2007 of a regulatory liability associated with statutory tax rate changes.

Interest expense increased $5 million, or 7%, to $79 million in 2007.  The increase reflects $3 million due to higher average borrowings and $2 million due to higher average interest rates.

Net income decreased $7 million, or 5%, to $124 million.  This decrease was driven by the effect of lower average consumption on operating revenues.  Net pension and OPEB costs reduced net income by $3 million in both 2007 and 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Operating revenues increased $26 million, or 1%, to $1.9 billion in 2007.  The revenue increase reflected:

•	$18 million from increased distribution tariffs to recover higher transmission costs; and
•	$16 million in higher transmission revenues primarily due to rate increases approved in 2006 and 2007 to recover ongoing investment in the transmission system,

partially offset by,

•
a 2.3% decline in delivered volumes, with an estimated $32 million effect of lower average consumption, due in part to cooler, below normal weather, partially offset by an estimated $23 million impact of growth in points of delivery; and

•	$5 million in lower charges to REPs related to transition bonds (offset by lower amortization of the related regulatory asset).

Operation and maintenance expense increased $20 million, or 3%, to $627 million in 2007.  The increase reflected:

•	$19 million in higher fees paid to other transmission entities;
•	$5 million higher labor-related costs due to timing of equipment installation activities;
•	$4 million for expenses related to the rebranding of the Oncor name;
•	$4 million in higher outsourced service provider costs;
•	$2 million in increased contractor costs;
•	$1 million in higher legal and consulting fees;
•	$1 million in higher sale of receivables program fees driven by higher interest rates; and
•	individually insignificant costs increases in several categories,

partially offset by,

•	$11 million in lower vegetation management expenses due primarily to timing of these activities; and
•	$9 million in lower shared services costs allocated by EFH Corp. which includes the effect of $3 million in severance expenses in the first quarter of 2006.

Depreciation and amortization decreased $6 million, or 2%, to $353 million in 2007.  The decrease reflected $7 million in lower depreciation due to a one-time adjustment related to retired property and $5 million in lower amortization of the regulatory assets associated with the transition bonds (offset in revenues), partially offset by depreciation due to ongoing investments in property, plant and equipment.

Taxes other than income decreased $3 million, or 1%, to $294 million in 2007.  The decrease was driven primarily by lower property taxes reflecting lower property tax rates as a result of the enactment of the Texas margin tax.  Included in taxes other than income are local franchise fees resulting from the 2006 cities rate settlement totaling $6 million and $4 million for the nine months ended September 30, 2007 and 2006, respectively.

Other income totaled $3 million and $2 million in 2007 and 2006, respectively.  Other deductions totaled $29 million and $15 million in 2007 and 2006, respectively, including $19 million in 2007 costs associated with the cities rate settlement.  See Note 11 to Financial Statements for additional detail.

Income tax expense totaled $145 million in 2007 (including $139 million related to operating income and $6 million related to nonoperating income) compared to $146 million in 2006.  The effective income tax rate increased to 35.5% in 2007 from 34.1% in 2006.  The increase reflects higher taxes as a result of the enactment of the Texas margin tax, higher interest accrued related to uncertain tax positions and the effect of full amortization prior to 2007 of a regulatory liability associated with statutory tax rate changes.

Interest expense increased $20 million, or 9%, to $233 million in 2007.  The increase reflects $14 million due to higher average borrowings and $5 million due to higher average interest rates.

Net income decreased $18 million, or 6%, to $264 million.  This decrease was driven by costs associated with the 2006 cities rate settlement and a decline in delivered volumes due to lower average consumption.  Net pension and OPEB costs reduced net income by $9 million in both 2007 and 2006.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash provided by operating activities totaled $595 million and $398 million for the nine months ended September 30, 2007 and 2006, respectively.  The $197 million increase reflected:

•	a $134 million favorable change in income taxes payable to EFH Corp. primarily due to timing of payments in 2006 related to the 2005 income tax liability; and
•	a $57 million favorable change in working capital (accounts receivable, accounts payable and inventories) largely due to
o	lower materials and supplies inventory purchases due primarily to timing of capital expenditure projects; and
o	an increase in accounts payable reflecting increased use of outsourced service providers and contractors for operation and maintenance activities.

Cash used in financing activities totaled $41 million in 2007 compared to cash provided by financing activities of $303 million in 2006.  The activity reflected:

	Nine Months Ended September 30,
	2007	2006

Net issuances of borrowings (including advances from parent)	$186	$511
Payment of common stock dividends	(251)	(255)
Payments received related to TCEH note receivable	24	30
Excess tax benefits on stock-based incentive compensation	―	17
Total provided by (used in) financing activities	$(41)	$303

Investing activities, which consisted primarily of capital expenditures, totaled $554 million in 2007 and $715 million in 2006.  The activity reflected:

	Nine Months Ended September 30,
	2007	2006

Capital expenditures	$(536)	$(675)
Restricted cash	(11)	(15)
Proceeds from sale of assets	3	―
Costs to remove retired property	(24)	(33)
Other	14	8
Total used in investing activities	$(554)	$(715)

The $139 million, or 21%, decrease in capital expenditures was primarily driven by lower new customer distribution connections and the completion of several large transmission projects.

Long-term Debt Activity — Issuances for the nine months ended September 30, 2007 totaled $800 million principal amount in floating rate senior notes.  These notes were subject to mandatory redemption upon closing of the Merger.  Retirements for the nine months ended September 30, 2007 totaled $264 million and included $200 million of fixed-rate debentures and $64 million of transition bond principal payments.

In connection with the Merger, Oncor also repaid floating rate senior notes with an aggregate principal amount of $800 million.

Credit Facilities/Short-term Borrowings— See Note 5 to Financial Statements for details of the credit facility arrangements as of September 30, 2007.  Availability under these facilities at September 30, 2007 declined $2.3 billion from year-end 2006 primarily due to incremental credit support requirements related largely to TCEH’s long-term hedging program, capital expenditures and borrowings to repay all outstanding commercial paper as it matured due to the effects of previous rating agency actions on the commercial paper program.  Oncor’s commercial paper maturities totaled $673 million in the first nine months of 2007.

In connection with the Merger, TCEH and Oncor terminated their credit facilities totaling $6.5 billion and repaid all existing borrowings, $385 million of which represented Oncor’s borrowings.  Also, Oncor entered into a $2.0 billion revolving credit facility.  As of October 31, 2007, there were $1.3 billion of borrowings outstanding under this facility.  Oncor expects to secure this credit facility with a first priority lien on certain of its transmission and distribution assets.  As a result, Oncor also expects to secure with the same lien all of its existing long-term debt securities.

Equity — During 2002 through 2004, Oncor’s cash distributions to its parent took the legal form of common stock repurchases.  Since 2004 and through October 2007, the cash distributions have taken the legal form of dividends.  The form of the distributions was primarily determined by levels of retained earnings.  For financial reporting purposes, the share repurchases were recorded as a return of capital.  Any future cash distributions will be reported (i) as a return of capital if made through repurchases or (ii) as a dividend if so declared by the board of directors.  Any future repurchases of equity interests will reduce the amount of Oncor’s equity, but will not change EFH Corp.’s indirect 100% ownership of Oncor.

Dividends ― In both July and October 2007, Oncor declared and paid a cash dividend of $75 million to EFH Corp.  In both January and April 2007, Oncor declared and paid a cash dividend of $88 million to EFH Corp.  See discussion below under “Regulation and Rates” regarding the effect of a stipulation pending with the PUCT that would limit dividends paid by Oncor.

Sales of Accounts Receivable— Oncor participated in an accounts receivable securitization program established by EFH Corp. for certain of its subsidiaries, the activity under which was accounted for as a sale of accounts receivable in accordance with SFAS 140.  Under the program, Oncor sold trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions.  All new trade receivables under the program generated by Oncor were continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased.  Funding to Oncor under the program totaled $112 million and $86 million at September 30, 2007 and December 31, 2006, respectively.  See Note 4 to Financial Statements for a more complete description of the program including the impact on the financial statements for the periods presented.

Also in connection with the Merger, the accounts receivable securitization program was amended.  The amendments were primarily intended to allow for the closing of the Merger and the related financings without causing a termination event or a default under the receivables program.  In addition, certain financial tests relating to TCEH and the originators that could have affected the amount of available funding under the program or caused a termination event or a default, including TCEH’s debt to capital (leverage) and fixed charge coverage ratios, were deleted and replaced with other tests.  As amended, among other things, the amount of customer deposits held by the originators can reduce funding available under the program so long as TCEH’s long term senior unsecured debt rating is lower than investment grade.  Also, the originators will continue to be eligible to participate in the program so long as TCEH provides the required form of parent guaranty.  Concurrently with the amendment, the financial institutions required that Oncor repurchase all of the receivables it had previously sold to TXU Receivables Company.  Oncor paid for such repurchases by borrowing approximately $113 million under the Oncor Revolving Credit Facility and canceling a subordinated note receivable from TXU Receivables Company in the amount of approximately $141 million.  Oncor does not participate in the amended accounts receivable securitization program.

Liquidity Needs, Including Capital Expenditures — Capital expenditures for the full year 2007 are expected to total approximately $750 million for increased investment in Oncor’s transmission and distribution infrastructure.

Oncor expects capital expenditures to total approximately $700 million over the twelve months ending December 31, 2008.  Oncor expects cash flows from operations, combined with availability under the new credit facilities discussed above, to provide sufficient liquidity to fund current obligations, projected working capital requirements, any restructuring obligations and capital spending for a period that includes the next twelve months.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions

Credit Ratings

The rating agencies assign issuer credit ratings for Oncor.  Reflecting the Merger, the issuer credit ratings as of October 31, 2007 for Oncor are BBB-, Ba1 and BBB- by S&P, Moody’s and Fitch, respectively.

Additionally, the rating agencies assign credit ratings on certain debt securities issued by EFH Corp. and its subsidiaries, including Oncor.  The credit ratings assigned for debt securities issued by Oncor as of October 31, 2007 are presented below:

	Oncor	Oncor
	(Senior Secured)	(Senior Unsecured)
S&P	BBB-	BBB-
Moody’s	Ba1	Ba1
Fitch	BBB	BBB-

The ratings for Oncor’s senior unsecured debt were downgraded two notches by Moody’s and one notch by Fitch.  S&P affirmed the existing rating of Oncor’s senior unsecured debt.  While Oncor currently has no senior secured indebtedness, upon its revolving credit facility and its existing long-term debt becoming secured, the Oncor senior secured ratings above would apply.

All of the rating agencies placed the ratings for Oncor on “stable outlook”, with the exception of S&P, which placed Oncor’s rating on “developing”.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants

Certain arrangements of Oncor, including its credit facility and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on credit ratings.

Material Cross Default Provisions

Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that may result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

A default by Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under its new credit facility totaling $2.0 billion.  Under this credit facility, a default by Oncor or any subsidiary thereof may cause the maturity of outstanding balances under such facility to be accelerated.

Other arrangements, including leases, have cross default provisions, the triggering of which would not result in a significant effect on liquidity.

See Note 7 to Financial Statements for details of guarantees.

OFF BALANCE SHEET ARRANGEMENTS

Oncor participated in an accounts receivable securitization program.  See discussion above under “Sale of Accounts Receivable” and in Note 4 to Financial Statements.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for details of contingencies, including guarantees.

CHANGES IN ACCOUNTING STANDARDS

See Notes 1 and 2 to Financial Statements for a discussion of changes in accounting standards.

REGULATION AND RATES

2007 Texas Legislative Session

The Texas Legislature convened in its regular biennial session on January 9, 2007 and adjourned on May 28, 2007.  The session was not a “sunset” session for the PUCT, so there was no requirement that the Legislature consider any electric industry-related bills.  However, various measures pertaining to the electric industry were considered.  The primary measures that were under consideration and could have materially affected Oncor’s business were ultimately not enacted.  New PURA provisions were enacted that ensure the PUCT shall have authority to enforce commitments made in a filing under PURA Section 14.101 (such as the filing made by Texas Holdings and Oncor on April 25, 2007).

Oncor Matters Pending with the PUCT

In April 2007, the PUCT issued an order requiring Oncor to file a rate case based on a test year ending December 31, 2006.  Because the PUCT has original jurisdiction over only transmission rates and the distribution rates charged in unincorporated areas and within cities that have ceded original jurisdiction to the PUCT, Oncor estimates that approximately one-third of its operating revenues would be subject to change under this order.  On August 28, 2007, Oncor made the required filing, and the filing supports a rate increase of approximately $85 million over current rates subject to the original jurisdiction of the PUCT.  However, Oncor requested that the PUCT enter an order abating the proceeding and convene a technical conference to consider a final order in the proceeding that would include the following provisions:  (i) the PUCT will take "no action" on Oncor's proposed rate filing package and will enter an order confirming that Oncor's current rates will remain in effect until otherwise changed by a final order of the PUCT or other appropriate jurisdictional authority; (ii) Oncor will be required to file a system-wide rate case with the PUCT no later than July 1, 2008, based on a test year ended December 31, 2007 consistent with Oncor’s 2006 cities rate settlement; (iii) Oncor will be required to file an Earnings Monitor Report (EMR) with the PUCT no later than March 15, 2008, for calendar year 2007, and no later than March 15, 2009 for calendar year 2008, notwithstanding the pendency at the PUCT of this or any other Oncor rate case; and (iv) the PUCT will enter an accounting order, or similar directive, providing that if Oncor’s 2008 or 2009 EMR filings demonstrate that Oncor earned more than 10.75% return on equity (ROE) during the relevant period covered by the EMR filing, on a weather normalized basis, Oncor will record a credit to the regulatory asset related to self insurance reserve costs such that Oncor's ROE for the relevant period would be no higher than 10.75%.  Due to the proposed stipulation discussed below, the Oncor rate case was abated (suspended) on October 18, 2007.  One of the provisions of the proposed stipulation is that the Oncor rate case would be dismissed.

In April 2007, Oncor and Merger Sub (together, the Applicants) filed a Joint Report and Application (Report) with the PUCT pursuant to Section 14.101(b) of PURA and PUCT SUBST. R.25.75.  These rules at that time required that a transaction involving the sale of more than 50% of the stock of a public utility be reported to the PUCT within a reasonable time subsequent to consummation of the transaction and that the PUCT shall determine whether the transaction is consistent with the public interest standards set out therein.  The applicants filed the Report even though the Merger does not involve the direct sale of public utility stock and the PUCT does not have the authority to approve or reject the Merger.  The Report contained commitments that took effect upon the closing of the Merger.  Such commitments include:  maintenance of specified Oncor debt-to-equity ratios, minimum Oncor capital expenditure levels, increased spending on demand-side management/energy efficiency programs over the amount in Oncor’s rates, minimum five year continued majority ownership by the Sponsor Group and that Oncor will not incur any indebtedness and will not guarantee or use its assets to secure any affiliate indebtedness incurred to finance the Merger.  In connection with a proceeding resulting from the filing of the Report, several parties, including Oncor, the PUCT staff, and certain interveners have agreed on the terms of a stipulation.  Because the proposed stipulation is not unanimous at this time, a procedural schedule has been set to enable the parties supporting and opposing the stipulation to file testimony, culminating with a hearing before the PUCT scheduled in December 2007.  The proposed stipulation includes the following provisions, among others:

•
Oncor will agree to a one-time $72 million credit, which is intended for all retail customers in its service territory.  While the credit will be given to REPs, the intent of the parties to the agreement is that the credit will be passed through to end-use consumers, and only those REPs that agree to do so will receive their portion of the credit.

•
The PUCT will dismiss Oncor’s pending rate case discussed immediately above.  Consistent with the 2006 cities rate settlement, Oncor will file a system-wide rate case no later than July 1, 2008 based on a test-year ended December 31, 2007.

•	Oncor will write-off regulatory assets of approximately $56 million related to self insurance reserve costs and 2002 restructuring expenses.

•	Dividends paid by Oncor will be limited through December 31, 2012, to an amount not to exceed Oncor’s net income (determined in accordance with GAAP), subject to certain defined adjustments.

•	Oncor will commit to minimum capital spending of $3.6 billion over the five-year period ending December 31, 2012, subject to certain defined conditions.

•
Oncor will commit to $100 million in spending over the five-year period ending December 31, 2012 on demand side management or other energy efficiency initiatives.  This spending will not be recoverable in rates.

Transmission Rates

In order to recover increased affiliate and third-party transmission costs from REPs, Oncor is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rate charged to REPs.  In January 2007, an application was filed to increase the TCRF, which was administratively approved on February 22, 2007 and became effective March 1, 2007.  This increase is expected to increase annualized revenues by $14 million.  In July 2007, an application was filed to increase the TCRF, which was approved administratively on August 23, 2007 and became effective September 1, 2007.  This increase is expected to increase annualized revenues by $26 million and includes the $15 million of the wholesale transmission rate increase which is recoverable from REPs as described below.

In February 2007, Oncor filed an application for an interim update of its wholesale transmission rate.  The application was approved by the PUCT in April 2007 and the new rate went into effect immediately.  Annualized revenues are expected to increase by approximately $38 million.  Approximately $23 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $15 million is recoverable from REPs through the TCRF component of Oncor’s delivery rates charged to REPs.

Competitive Renewable Energy Zones

In the first quarter of 2007, the PUCT initiated a docket to identify the transmission facilities necessary to interconnect future renewable energy generating facilities.  As part of the docket, the PUCT considered which zones would contain the best renewable energy sources.  On July 20, 2007, the PUCT voted to designate zones with generation potential of over 20,000 MW.

The PUCT also opened a project to evaluate potential transmission service providers that are interested in constructing the designated transmission facilities.  In connection with this project, Oncor indicated to the PUCT its interest in constructing any designated transmission facilities, particularly those within its traditional service territory and those that interconnect with Oncor's transmission facilities.

On October 2, 2007, the PUCT issued its interim order in the Competitive Renewable Energy Zones (CREZ) docket.  Within six months of the date of the interim order, ERCOT will file the results of the CREZ Transmission Optimization Study.  The study will include four scenarios of wind capacity, ranging from 10,000 MW to 22,806 MW.  The PUCT will then determine the major transmission improvements needed to support the wind resources and select the transmission service providers that will construct the facilities.  Oncor cannot predict the amount of transmission facilities in competitive renewable energy zones, if any, that it will construct.

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

CREDIT RISK

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties.  Oncor’s customers consist primarily of REPs.  As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the Commission.  REP certificates granted by the Commission are subject to suspension and revocation for significant violation of PURA and Commission rules.  Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the Commission.

Credit Exposure— Oncor’s exposure to credit risk associated with accounts receivable totaled $184 million from affiliated customers, of which $181 million is from TCEH, and $250 million from unaffiliated customers as of September 30, 2007.  The unaffiliated customer receivable amount is inclusive of $112 million of accounts receivable funded under the accounts receivable securitization program and is before the allowance for uncollectible accounts.  The unaffiliated exposure of $250 million consists almost entirely of noninvestment grade trade accounts receivable.  Oncor does not have any customers that represent more than 10% of the unaffiliated trade receivable amount at September 30, 2007.

Oncor is also exposed to credit risk associated with the note receivable from TCEH totaling $332 million at September 30, 2007 (see Note 10 to Financial Statements).

Oncor is also exposed to credit risk related to the Capgemini put option with a carrying value of $51 million.  Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreement, as well as the payment in connection with the put option.  S&P currently maintains a BB+ rating with a CreditWatch positive outlook for Cap Gemini S. A.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by Oncor contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that Oncor expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of Oncor’s business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook,”), are forward-looking statements.  Although Oncor believes that in making such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “Risk Factors” and the following important factors, among others, that could cause the actual results of Oncor to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the FERC and the Commission, with respect to:

•	allowed rate of return;

•	permitted capital structure;

•	industry, market and rate structure;

•	recovery of investments;

•	acquisitions and disposals of assets and facilities;

•	operation and construction of facilities;

•	changes in tax laws and policies; and

•	changes in and compliance with environmental and safety laws and policies;

•	continued implementation of the 1999 Restructuring Legislation;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions;

•	inability of various counterparties to meet their obligations with respect to Oncor’s financial instruments;

•	changes in technology used by and services offered by Oncor;

•	significant changes in Oncor’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to Oncor;

•	actions by credit rating agencies;

•	the ability of Oncor to effectively execute its operational strategy; and

•
with respect to the Merger:  the outcome of any legal proceedings that may be instituted against EFH Corp. and its subsidiaries, including Oncor, related to the Merger Agreement; risk that the Merger and related transactions disrupt current plans and operations and the potential difficulties in management and employee retention as a result of the Merger; the amount of the costs, fees, expenses and charges related to the Merger; and the impact of the substantial indebtedness incurred by EFH Corp. and its subsidiaries to finance the consummation of the Merger.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of Oncor’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report.  Based on the evaluation performed, Oncor’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, no changes in Oncor’s internal controls over financial reporting have occurred that have materially affected, or are reasonably likely to materially affect, Oncor’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the discussion in Note 7 regarding legal proceedings.

ITEM 1A.  RISK FACTORS

Risks Relating to Oncor’s Businesses

Oncor’s businesses are subject to ongoing complex governmental regulations and legislation that have impacted, and may in the future impact, its business and/or results of operations.

Oncor’s businesses operate in changing market environments influenced by various state and federal legislative and regulatory initiatives regarding the restructuring of the energy industry, including competition in the generation and sale of electricity.  Oncor will need to continually adapt to these changes.

Oncor’s businesses are subject to changes in state and federal laws (including PURA, the Federal Power Act, the Atomic Energy Act, the Public Utility Regulatory Policies Act of 1978, the Clean Air Act and the Energy Policy Act of 2005) and changing governmental policy and regulatory actions (including those of the PUCT, the TCEQ, the FERC and the EPA) and also the rules, guidelines and protocols of ERCOT with respect to matters including, but not limited to, market structure and design, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments and return on invested capital.  Changes in, revisions to, or reinterpretations of existing laws and regulations may have an adverse effect on Oncor’s businesses.

Although the recently concluded 2007 Texas Legislative Session closed without passage of legislation that significantly negatively impacted Oncor’s businesses, the legislature did adopt legislation that likely requires prior PUCT approval for any future direct or indirect disposition of Oncor, and ensures that the PUCT will have authority to enforce commitments made in a filing under PURA Section 14.101 (such as the filing made by Texas Holdings and Oncor on April 25, 2007).  Several pieces of legislation were introduced that, if passed, may have had a material impact on Oncor and its financial prospects, including, for example, legislation that would have required Oncor to separate from its affiliates into a stand-alone companies. Although this legislation did not pass, there can be no assurance that future action of the Texas Legislature, which could be similar or different from the proposals considered by the most recent Texas Legislature, will not have a material adverse effect on Oncor and its financial prospects.

The litigation environment in which Oncor operates poses a significant risk to its businesses.

Oncor is involved in the ordinary course of business in a number of lawsuits involving employment, commercial, environmental and injuries and damages issues, among other matters. Judges and juries in the state of Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and business tort cases.  Oncor uses legal and appropriate means to contest litigation threatened or filed against it or them, but the litigation environment in the state of Texas poses a significant business risk.

The operation and maintenance of electricity delivery facilities involves significant risks that could adversely affect Oncor’s results of operations and financial condition.

The operation and maintenance of delivery facilities involves many risks, including, as applicable, start-up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses.  A significant number of Oncor’s facilities were constructed many years ago. In particular, older transmission and distribution equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep operating at peak efficiency or reliability.  The risk of increased maintenance and capital expenditures arises from (a) increased starting and stopping of generation equipment due to the volatility of the competitive market, (b) any unexpected failure to generate electricity, including failure caused by breakdown or forced outage and (c) damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events.  Further, Oncor’s ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks.  Should any such efforts be unsuccessful, Oncor could be subject to additional costs and/or the write-off of its investment in the project or improvement.

Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses.  Likewise, Oncor’s ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside Oncor’s control.

The rates of Oncor’s electric delivery business are subject to regulatory review.

The rates charged by Oncor are regulated by the PUCT and certain cities and are subject to cost-of-service regulation and annual earnings oversight.  This regulatory treatment does not provide any assurance as to achievement of earnings levels. Oncor’s rates are regulated based on an analysis of Oncor’s costs and capital structure, as reviewed and approved in a regulatory proceeding.  While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCT will judge all of Oncor’s costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that Oncor’s rates are based upon or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of Oncor’s costs, including regulatory assets reported in the balance sheet, and the return on invested capital allowed by the PUCT.  The PUCT may reduce Oncor’s rates to the extent the PUCT finds in a proceeding related to the Merger that the Merger is not in the public interest and disallow the effect of the Merger on rates if the PUCT finds that Merger will unreasonably affect Oncor’s sales or service.  The PUCT is currently reviewing the report of the Merger filed by Oncor and Texas Holdings in a contested proceeding.  Several of the parties to this proceeding, including Oncor and the PUCT staff, have agreed to a proposed stipulation; however, a hearing on the merits to consider this non-unanimous stipulation has been scheduled for December 12-13, 2007.

In 2004, certain cities within Oncor’s service territory, acting in their role as a regulatory authority (with original jurisdiction), initiated inquiries to determine if Oncor’s PUCT-established rates were just and reasonable.  Oncor has entered into settlements deferring rate action, but Oncor will be required to file a rate case in 2008, based on a 2007 test year, unless Oncor and the cities mutually agree that such a filing is unnecessary.

In April 2007, the PUCT issued an order requiring Oncor to file a rate case based on a test year ending December 31, 2006.  Because the PUCT has original jurisdiction over only transmission rates and the distribution rates charged in unincorporated areas and within cities that have ceded original jurisdiction to the PUCT, Oncor estimates that approximately one-third of its operating revenues would be subject to change under this order.  On August 28, 2007, Oncor made the required filing, and the filing supports a rate increase of approximately $85 million over current rates subject to the original jurisdiction of the PUCT.  However, Oncor requested that the PUCT enter an order abating the proceeding and convene a technical conference to consider a final order in the proceeding that would include the following provisions: (i) the PUCT will take “no action” on Oncor’s proposed rate filing package and will enter an order confirming that Oncor’s current rates will remain in effect until otherwise changed by a final order of the PUCT or other appropriate jurisdictional authority; (ii) Oncor will be required to file a system-wide rate case with the PUCT no later than July 1, 2008, based on a test year ended December 31, 2007 consistent with Oncor's 2006 cities rate settlement; (iii) Oncor will be required to file an Earnings Monitor Report (“EMR”) with the PUCT no later than March 15, 2008, for the calendar year 2007, and no later than March 15, 2009, for calendar year 2008, notwithstanding the pendency at the PUCT of this or any other Oncor rate case; and (iv) the PUCT will enter an accounting order, or similar directive, providing that if Oncor’s 2008 or 2009 EMR filings demonstrate that Oncor earned more than 10.75% return on equity (“ROE”) during the relevant period covered by the EMR filing, on a weather normalized basis, Oncor will record a credit to the regulatory asset related to self-insurance reserve costs, such that Oncor’s ROE for the relevant period would be no higher than 10.75%.  Due to the proposed stipulation in the PUCT merger review proceeding (discussed above), the Oncor rate case was abated (suspended) on October 18, 2007.  One of the provisions of the proposed stipulation is that the Oncor rate case would be dismissed.  A hearing on the merits to consider the proposed stipulation has been scheduled for December 12-13, 2007. Oncor cannot predict the outcome of that hearing.

While Oncor believes the rates are just and reasonable, it cannot predict the results of any rate case.

Oncor’s capital deployment program may not be executed as planned, which could adversely impact its financial condition and results of operations.

With respect to Oncor’s capital deployment program for its electric delivery facilities, there can be no guarantee that the execution of such program will be successful.  There can be no assurance that the capital investments Oncor intends to make in connection with its electric delivery business will produce the desired reductions in cost and improvements to service and reliability.

Ongoing performance improvement initiatives may not achieve desired cost reductions and may instead result in significant additional costs if unsuccessful.

The implementation of performance improvement initiatives identified by management may not produce the desired reduction in costs and may result in disruptions arising from employee displacements and the rapid pace of changes to organizational structure and operating practices and processes.  Specifically, Oncor is subject to the risk that the joint venture outsourcing arrangement with Capgemini that provides business support services to Oncor or other similar arrangements may not produce the desired cost savings.  Should Oncor wish to terminate or modify the arrangements with Capgemini or other providers, or if Capgemini or those other providers become financially unable to perform their obligations, Oncor would incur transition costs, which would likely be significant, to switch to another vendor.

Changes in technology may reduce the value of Oncor’s electric delivery facilities and may significantly impact Oncor’s businesses in other ways as well.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells.  It is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with traditional generation plants.  Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of Oncor’s electric delivery facilities.  Changes in technology could also alter the channels through which retail electric customers buy electricity.  To the extent self-generation facilities become a more cost-effective option for certain customers, Oncor’s revenues could be reduced.

Oncor’s results of operations and financial condition could be negatively impacted by any development or event beyond Oncor’s control that causes economic weakness in the ERCOT market.

Oncor derives substantially all of its revenues from operations in the ERCOT market, which covers approximately 75% of the geographical area in the state of Texas.  As a result, regardless of the state of the economy in areas outside the ERCOT market, economic weakness in the ERCOT market could lead to reduced demand for electricity in the ERCOT market.  Such a reduction could have a material negative impact on Oncor’s results of operations and financial condition.

Oncor’s credit ratings could negatively affect its ability to access capital.

Downgrades in Oncor’s long-term debt ratings generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease.  In connection with the merger, Fitch, Moody’s and S&P downgraded Oncor’s long term debt ratings.

Most of Oncor’s large customers, suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with it.  As Oncor’s credit ratings decline, the costs to operate Oncor’s businesses will likely increase because counterparties may require the posting of collateral in the form of cash-related instruments, or counterparties may decline to do business with Oncor.

Also, in connection with the Merger, Oncor has committed to the PUCT that it will, in its 2007 and 2008 rate cases, support a cost of debt that does not exceed its actual cost of debt immediately prior to the announcement of the Merger.  As such, in connection with these rate cases, in certain circumstances Oncor may not be able to recover additional debt costs caused by a credit rating downgrade.

The loss of the services of Oncor’s key management and personnel could adversely affect Oncor’s ability to operate its businesses.

Oncor’s future success will depend on its ability to continue to attract and retain highly qualified personnel. Oncor competes for such personnel with many other companies, in and outside Oncor’s industry, government entities and other organizations.  Oncor may not be successful in retaining its current personnel or in hiring or retaining qualified personnel in the future.  Additionally, the Merger may have a negative impact on Oncor’s ability to attract and retain key management and other employees.  Oncor’s failure to attract new personnel or retain its existing personnel could have a material adverse effect on Oncor’s businesses.

In the future, Oncor could have liquidity needs that could be difficult to satisfy under some circumstances.

The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets similar to that which is currently being experienced in the financial markets, could impact Oncor’s ability to sustain and grow its businesses and would likely increase capital costs.  Oncor’s access to the financial markets could be adversely impacted by various factors, such as:

•     changes in financial markets that reduce available credit or the ability to obtain or renew liquidity facilities on acceptable terms;

•     economic weakness in the ERCOT market;

•     changes in interest rates;

•     a deterioration of Oncor’s credit or the credit or a reduction in Oncor’s credit ratings or the credit ratings of EFH Corp. or EFH Corp.’s other subsidiaries;

•     a material breakdown in Oncor’s risk management procedures; and

•     the occurrence of material adverse changes in Oncor’s businesses that restrict its ability to access its liquidity facilities.

Oncor’s ring fencing measures may not work as planned.

As discussed above, to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group, various legal, financial and contractual provisions were implemented.  These enhancements are intended to minimize the risk that a court would order any of the Oncor Ring-Fenced Entities’ assets and liabilities to be substantively consolidated with those of any member of the Texas Holdings Group in the event that a member of the Texas Holdings Group were to become a debtor in a bankruptcy case.  Nevertheless, bankruptcy courts have broad equitable powers, and as a result, outcomes thereunder are inherently difficult to predict.  Accordingly, if any member of the Texas Holdings Group were to become a debtor in a bankruptcy case, there can be no assurance that a court would not order an Oncor Ring-Fenced Entity’s assets and liabilities to be substantively consolidated with those of such member of the Texas Holdings Group.

ITEM 6.  EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed With File Number*	As Exhibit
3(i)	Articles of Incorporation.
3(a)			—	Certificate of Formation of Oncor Electric Delivery Company LLC
3(ii)	By-laws.
3(b)			—	Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC
(10)	Material Contracts.
10(a)			—	$2.0 billion Revolving Credit Agreement dated October 10, 2007
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)			—	Certification of Robert S. Shapard, Chairman of the Board and Chief Executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, Vice President, Chief Financial Officer and Secretary of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits
99			—	Condensed Statements of Consolidated Income – Twelve Months Ended September 30, 2007.

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                        ONCOR ELECTRIC DELIVERY COMPANY LLC

By:	/s/ David M. Davis
David M. Davis
Vice President, Chief Financial Officer and Secretary

Date:  November 14, 2007