Form 10-K
period 2007-12-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2008-03-31
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-100240

Oncor Electric Delivery Company LLC

(Exact name of registrant as specified in its charter)

Delaware	75-2967830
(State of Organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201	(214) 486-2000
(Address of principal executive offices)(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-Accelerated filer  ☑            Smaller reporting company  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Aggregate market value of Oncor Electric Delivery Company LLC common membership interests held by non-affiliates: None

As of March 25, 2008, all outstanding common membership interests in Oncor Electric Delivery Company LLC were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly held by Energy Future Holdings Corp.

Oncor Electric Delivery Company LLC meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

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

This Form 10-K and other Securities and Exchange Commission filings of Oncor Electric Delivery Company LLC (Oncor) and its subsidiaries occasionally make references to Oncor when describing actions, rights or obligations of its subsidiary. These references reflect the fact that the subsidiary is consolidated with Oncor for financial reporting purposes. However, these references should not be interpreted to imply that Oncor is actually undertaking the action or has the rights or obligations of its subsidiary or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	Texas Electric Choice Plan, the legislation that restructured the electric utility industry in Texas to provide for retail competition

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business process support services to Oncor

EFC Holdings	Refers to Energy Future Competitive Holdings Company (formerly TXU US Holdings Company), a subsidiary of EFH Corp. and the parent of TCEH.

EFH Corp.	Refers to Energy Future Holdings Corp. (formerly TXU Corp.), a holding company, and/or its subsidiaries, depending on context.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of the various electricity systems within Texas

ERISA	Employee Retirement Income Security Act

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 48	FIN No. 48, “Accounting for Uncertainty in Income Taxes”

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

FSP	FASB Staff Position

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a wholly-owned subsidiary of EFH Corp. established in connection with the closing of the Merger to own 100% of Oncor Holdings.

IRS	US Internal Revenue Service

kV	kilovolts

kWh	kilowatt-hours

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Luminant Construction	Refers to the operations of TCEH established for the purpose of developing and constructing new generation facilities.

Luminant entities	Refers to wholly-owned subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire TXU Corp.

Merger Sub	Texas Energy Future Merger Sub Corp, a Texas corporation and a wholly-owned subsidiary of Texas Holdings that was merged into EFH Corp. on October 10, 2007

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

NERC	North American Electric Reliability Corporation

Oncor	Refers to Oncor Electric Delivery Company LLC (formerly TXU Electric Delivery Company), a wholly-owned subsidiary of Oncor Holdings, and/or its consolidated bankruptcy remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a wholly-owned subsidiary of Intermediate Holding and the parent of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

OPEB	other postretirement employee benefit

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

Purchase accounting	The purchase method of accounting for a business combination as prescribed by SFAS 141 whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies, Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 5	SFAS No. 5, “Accounting for Contingencies”

SFAS 71	SFAS No. 71, “Accounting for the Effect of Certain Types of Regulation”

SFAS 87	SFAS No. 87, “Employers’ Accounting for Pensions”

SFAS 106	SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”

SFAS 109	SFAS No. 109, “Accounting for Income Taxes”

SFAS 115	SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”

SFAS 123R	SFAS No. 123 (revised 2004), “Share-Based Payment”

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement No. 125”

SFAS 141	SFAS No. 141, “Business Combinations”

SFAS 141R	SFAS No. 141R (revised 2007), “Business Combinations”

SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”

SFAS 157	SFAS No. 157, “Fair Value Measurements”

SFAS 158	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”

SFAS 159	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”

SFAS 160	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co.

TCEH	Refers to Texas Competitive Electric Holdings Company LLC (formerly TXU Energy Company LLC), a direct subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group, which is the parent of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

TXU Energy	Refers to TXU Energy Retail Company LLC, a subsidiary of TCEH engaged in the retail sale of power to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

PART I

Items 1. and 2. BUSINESS AND PROPERTIES

See Glossary beginning on page ii for a definition of terms and abbreviations.

Oncor Electric Delivery Company LLC Business and Strategy

Oncor Electric Delivery Company LLC (Oncor) is a wholly-owned subsidiary of Oncor Holdings, which is a wholly-owned subsidiary of Intermediate Holding, which is a wholly-owned subsidiary of EFH Corp. (formerly TXU Corp.). Oncor is a regulated electricity transmission and distribution company that provides the essential service of delivering electricity safely, reliably and economically to end-use consumers through its distribution systems, as well as providing transmission grid connections to merchant generation plants and interconnections to other transmission grids in Texas.

Oncor’s operating assets are located principally in the north-central, eastern and western parts of Texas. Oncor is not a seller of electricity, nor does it purchase electricity for resale. It provides transmission services to other electricity distribution companies, cooperatives and municipalities. It provides distribution services to REPs, which sell electricity to retail customers. Most of Oncor’s power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law. Oncor’s transmission and distribution rates are regulated by the PUCT. Oncor is managed as an integrated business; consequently, there are no reportable segments.

Oncor operates the largest distribution and transmission system in Texas, delivering electricity to more than three million homes and businesses and operating more than 116,000 miles of transmission and distribution lines in Texas. At December 31, 2007, Oncor had approximately 3,400 full-time employees, including approximately 600 in a collective bargaining unit.

With the closing of the Merger on October 10, 2007, EFH Corp. became a wholly owned subsidiary of Texas Holdings, a Delaware limited partnership controlled by the Sponsor Group, and the outstanding shares of common stock of EFH Corp. were converted into the right to receive $69.25 per share.

EFH Corp. and Oncor have implemented certain structural and operational “ring-fencing” measures based on commitments made by Texas Holdings and Oncor to the PUCT that are intended to further separate Oncor from Texas Holdings and its other subsidiaries. These measures also serve to mitigate Oncor’s credit exposure to those entities and to reduce the risk that the assets and liabilities of Oncor would be substantively consolidated with the assets and liabilities of Texas Holdings or any of its other subsidiaries in the event of a bankruptcy of one or more of those entities. See Note 1 to Financial Statements for more information.

Oncor’s Market

Oncor operates within the ERCOT market, which represents approximately 85% of electricity consumption in Texas. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the system operator of the interconnected transmission grid for those systems. ERCOT is responsible for ensuring reliability, adequacy and security of the electric systems as well as nondiscriminatory access to transmission service by all wholesale market participants in the ERCOT region. ERCOT’s membership consists of approximately 250 members, including electric cooperatives, municipal power agencies, investor-owned independent generators, independent power marketers, transmission service providers and distribution services providers, independent REPs and consumers.

The ERCOT market represents approximately 75% of the geographical area of Texas, but excludes El Paso, a large part of the Texas Panhandle and two small areas in the eastern part of the state. From 1996 through 2006, peak hourly demand in the ERCOT market grew at a compound annual rate of 2.8%, compared to a compound annual rate of growth of 2.5% for the entire US over the same period. For 2006, the most recent period for which full year data is available, hourly demand ranged from a low of 21,309 MW to a high of 62,339 MW. The ERCOT market has limited interconnections to other markets in the US, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity (or approximately 2% of peak demand). In addition, wholesale transactions within the ERCOT market are not subject to regulation by the FERC.

The ERCOT market operates under the reliability standards set by NERC. The PUCT has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of power supply across Texas’s main interconnected transmission grid. Oncor, along with other owners of transmission and distribution facilities in Texas, assists the ERCOT independent system operator in its operations. Oncor has planning, design, construction, operation and maintenance responsibility for the portion of the transmission grid and for the load-serving substations it owns, primarily within its certificated area. Oncor participates with the ERCOT independent system operator and other ERCOT utilities to plan, design, obtain regulatory approval for and construct new transmission lines necessary to meet reliability needs, increase bulk power transfer capability to remove existing constraints and interconnect generation on the ERCOT transmission grid.

Oncor’s Strategies

Oncor focuses on maintaining safe operations, achieving a high level of reliability, minimizing service interruptions and investing in its transmission and distribution infrastructure to serve a growing customer base.

Oncor believes building and leveraging upon opportunities to scale its operating advantage and technology programs regionally enables Oncor to create value by eliminating duplicative costs, efficiently managing supply costs, and building and standardizing distinctive process expertise over a larger grid. Scale also allows Oncor to take part in large capital investments in its transmission and distribution system, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs. Oncor’s growth initiatives are to invest in technology upgrades including advanced meter reading systems and to construct new transmission and distribution facilities to meet the needs of the growing ERCOT market. Oncor and other transmission and distribution businesses in ERCOT benefit from regulatory capital recovery mechanisms known as “capital trackers” that Oncor believes enable adequate and timely recovery of transmission investments and advanced meter reading investments through the rates charged by Oncor.

Oncor’s technology upgrade initiatives include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is expected to drive electricity service reliability improvements and provide the potential for additional products and services from REPs that will enable businesses and consumers to better manage their electricity usage and costs. By the end of 2007, Oncor had approximately 600,000 advanced meters installed at a total cost of approximately $125 million as part of a plan to have all of its approximately three million meters converted by 2012. The advanced meters can be read automatically, rather than by a meter reader physically visiting the location of each meter. Advanced meters may also eventually provide automated demand side management.

Oncor plans to file a rate surcharge case on or before July 1, 2008 to recover planned future investments in advanced metering, and in the stipulation with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger, which was approved by the PUCT by written order in February 2008, Oncor committed to file a general rate case by July 1, 2008. Oncor intends to seek recovery of costs of the previously installed 600,000 advanced meters in the general rate case if recovery is not sought in the rate surcharge case.

Oncor’s Operations

Investing in Infrastructure and Technology — In 2007, Oncor invested over $750 million in its network to construct, rebuild and upgrade transmission lines and associated facilities, to extend the distribution infrastructure, and to pursue certain initiatives in infrastructure maintenance, information technology systems and advanced meter reading.

Oncor achieved market-leading electricity delivery performance in five out of seven key PUCT market metrics in 2007. These metrics measure the success of transmission and distribution companies in facilitating customer transactions in the competitive ERCOT electricity market.

Electricity Transmission — Oncor’s electricity transmission business is responsible for the safe and reliable operations of its transmission network and substations. These responsibilities consist of the construction and maintenance of transmission facilities and substations and the monitoring, controlling and dispatching of high-voltage electricity over Oncor’s transmission facilities in coordination with ERCOT.

Oncor is a member of ERCOT, and its transmission business actively assists the operations of ERCOT and market participants. The transmission business participates with ERCOT and other member utilities to plan, design, construct and operate new transmission lines, with regulatory approval, necessary to maintain reliability, interconnect to merchant generation plants, increase bulk power transfer capability and minimize limitations and constraints on the ERCOT transmission grid.

Transmission revenues are provided under tariffs approved by either the PUCT or, to a small degree related to an interconnection to other markets, the FERC. Network transmission revenues compensate Oncor for delivery of electricity over transmission facilities operating at 60 kV and above. Other services offered by the transmission business include, but are not limited to: system impact studies, facilities studies, transformation service and maintenance of transformer equipment, substations and transmission lines owned by other parties.

Provisions of the 1999 Restructuring Legislation allow Oncor to annually update its transmission rates to reflect changes in invested capital. These provisions encourage investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

Oncor’s transmission facilities include 4,873 circuit miles of 345-kV transmission lines and 9,789 circuit miles of 138-and 69-kV transmission lines. Fifty-two generation plants totaling 33,794 MW are directly connected to Oncor’s transmission system, and 268 transmission stations and 708 distribution substations are served from Oncor’s transmission system.

Oncor’s transmission facilities have the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Centerpoint Energy Inc.	8	—	—
American Electric Power Company, Inc (a)	4	7	12
Lower Colorado River Authority	6	20	3
Texas Municipal Power Agency	8	9	—
Texas New Mexico Power	2	9	11
Brazos Electric Power Cooperative	4	96	21
Rayburn Country Electric Cooperative	—	29	7
City of Georgetown	—	2	—
Tex-La Electric Cooperative	—	9	1
Other small systems operating wholly within Texas	—	4	2

(a)	One of the 345-kV lines is an asynchronous high voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Oncor’s electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within Oncor’s certificated service area. Oncor’s distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through approximately 3,000 distribution feeders.

The Oncor distribution system includes over three million points of delivery. Over the past five years, the number of Oncor’s distribution system points of delivery served, excluding lighting sites, has been growing an average of approximately 1.5% per year, adding approximately 45,000 points of delivery in 2007.

The Oncor distribution system consists of 56,171 miles of overhead primary conductors, 21,711 miles of overhead secondary and street light conductors, 14,972 miles of underground primary conductors and 9,351 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

Customers — Oncor’s transmission customers consist of municipalities, electric cooperatives and other distribution companies. Oncor’s distribution customers consist of more than 65 REPs in Oncor’s certificated service area, including TCEH. Distribution revenues from TCEH represented 41% of Oncor’s total revenues for 2007. The retail customers who purchase and consume electricity delivered by Oncor are free to choose their electricity supplier from REPs who compete for their business.

Seasonality — A significant portion of Oncor’s revenues is derived from rates that Oncor collects from REPs based on the amount of electricity Oncor distributes on behalf of REPs. As a result, the revenues and results of operations of Oncor are subject to seasonality, weather conditions and other changes in electricity usage, with revenues being higher during the warmer months.

Regulation and Rates — As its operations are wholly within Texas, Oncor believes that it is not a public utility as defined in the Federal Power Act and has been advised by its legal counsel that it is not subject to general regulation under this act.

The PUCT has original jurisdiction over transmission and distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the PUCT and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, PURA prohibits the collection of any rates or charges by a public utility (as defined by PURA) that does not have the prior approval of the appropriate regulatory authority (PUCT or municipality with original jurisdiction). In accordance with a stipulation approved by the PUCT with a final order entered in February 2008, Oncor has agreed to file a rate case with the PUCT no later than July 1, 2008, based on a test year ended December 31, 2007.

At the state level, PURA, as amended, requires owners or operators of transmission facilities to provide open-access wholesale transmission services to third parties at rates and terms that are nondiscriminatory and comparable to the rates and terms of the utility’s own use of its system. The PUCT has adopted rules implementing the state open-access requirements for utilities that are subject to the PUCT’s jurisdiction over transmission services, such as Oncor.

Securitization — Oncor’s consolidated financial statements include its wholly-owned, bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC. Oncor Electric Delivery Transition Bond Company LLC was organized for the limited purpose of issuing securitization (transition) bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.

Environmental Regulations and Related Considerations

Water

The TCEQ has jurisdiction over water discharges (including storm water) from facilities in Texas. Facilities of Oncor are presently in material compliance with applicable state and federal requirements relating to discharge of pollutants into the water. Oncor holds all required waste water discharge permits from the TCEQ for facilities in operation and has applied for or obtained necessary permits for facilities under construction. Oncor believes it can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure (SPCC) plans for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain plans and facilities. Oncor has determined that SPCC plans will be required for certain substations, work centers and distribution systems by July 1, 2009. Oncor is currently compiling data for development of these plans.

Solid Waste

Treatment, storage and disposal of solid waste and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ has issued regulations under the Texas Solid Waste Disposal Act applicable to facilities of Oncor. Oncor is in compliance with applicable solid and hazardous waste regulations.

Environmental Capital Expenditures

Oncor’s capital expenditures for environmental matters were $5 million in 2007 and are expected to be approximately $10 million in 2008. Oncor expects to invest $300 million over five years beginning in 2008 on programs designed to encourage customer electricity demand efficiencies.

Item 1A.	RISK FACTORS

Some important factors, in addition to others specifically addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that could have a material negative impact on Oncor’s operations, financial results and financial condition, and could cause Oncor’s actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

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

Oncor’s businesses are subject to changes in state and federal laws (including PURA, the Federal Power Act, the Public Utility Regulatory Policies Act of 1978 and the Energy Policy Act of 2005) and changing governmental policy and regulatory actions (including those of the PUCT, the Electric Reliability Organization, the Texas Regional Entity, the TCEQ, the FERC and the EPA) and also the rules, guidelines and protocols of ERCOT with respect to matters including, but not limited to, market structure and design, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments, return on invested capital and environmental matters. Changes in, revisions to, or reinterpretations of existing laws and regulations may have an adverse effect on Oncor’s businesses.

Although the 2007 Texas Legislative Session closed without passage of legislation that significantly negatively impacted Oncor’s businesses, the legislature did adopt legislation that likely requires prior PUCT approval for any future direct or indirect disposition of Oncor, and ensures that the PUCT will have authority to enforce commitments made in a filing on or after May 1, 2007 under PURA Section 14.101 (such as the filing made by Texas Holdings and Oncor on April 25, 2007). There can be no assurance that future action of the Texas Legislature will not result in legislation that could have a material adverse effect on Oncor and its financial prospects.

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

Oncor’s revenues are concentrated in a small number of customers, and any delay or default in payment could adversely affect its cash flows, financial condition and results of operations.

Oncor’s revenues from the distribution of electricity are collected from more than 65 REPs, including TXU Energy, that sell the electricity Oncor distributes to their customers. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these retail providers to pay for Oncor’s services or could cause them to delay such payments. Oncor depends on these REPs to timely remit these revenues to Oncor. Oncor could experience delays or defaults in payment from these REPs, which could adversely affect Oncor’s cash flows, financial condition and results of operations.

Disruptions at power generation facilities owned by third parties could interrupt Oncor’s sales of transmission and distribution services.

The electricity Oncor transmits and distributes to customers of REPs is obtained by the REPs from electricity generation facilities. Oncor does not own or operate any generation facilities. If generation is disrupted or if generation capacity is inadequate, Oncor’s sales of transmission and distribution services may be diminished or interrupted, and its results of operations, financial condition and cash flows may be adversely affected.

Oncor’s revenues and results of operations are seasonal

A significant portion of Oncor’s revenues is derived from rates that Oncor collects from each REP based on the amount of electricity Oncor distributes on behalf of such REP. Sales of electricity to residential and commercial customers are influenced by temperature fluctuations. Thus, Oncor’s revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage, with revenues being higher during the warmer months.

The operation and maintenance of electricity delivery facilities involves significant risks that could adversely affect Oncor’s results of operations and financial condition.

The operation and maintenance of delivery facilities involves many risks, including breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses that may not be recoverable through rates. A significant number of Oncor’s facilities were constructed many years ago. In particular, older transmission and distribution equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep operating at peak efficiency or reliability. The risk of increased maintenance and capital expenditures arises from damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, Oncor’s ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, Oncor could be subject to additional costs that may not be recoverable through rates and/or the write-off of its investment in the project or improvement.

Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses. Likewise, Oncor’s ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside Oncor’s control.

The rates of Oncor’s electricity delivery business are subject to regulatory review, and Oncor is required to file a general rate case no later than July 1, 2008.

The rates charged by Oncor are regulated by the PUCT and certain cities and are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Oncor’s rates are regulated based on an analysis of Oncor’s costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCT will judge all of Oncor’s costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that Oncor’s rates are based upon, or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of Oncor’s costs, including regulatory assets reported in the balance sheet, and the return on invested capital allowed by the PUCT.

In 2004, certain cities within Oncor’s service territory, acting in their role as a regulatory authority (with original jurisdiction), initiated inquiries to determine if Oncor’s PUCT-established rates were just and reasonable. Oncor entered into settlements with the cities deferring rate action, but requiring Oncor to file a rate case in 2008 unless Oncor and the cities mutually agree that such a filing is unnecessary. However, the PUCT’s approval of the stipulation as discussed below requires a rate case in 2008, based on a 2007 test year.

In October 2007, several parties to a proceeding before the PUCT related to the Merger, including Oncor and the PUCT Staff, agreed on the terms of a stipulation to resolve all of the outstanding issues in the proceeding. In January 2008, the PUCT approved the stipulation and the final order was entered in February 2008. One of the terms of the stipulation is the dismissal of the Oncor rate case ordered by the PUCT in April 2007 and filed in August 2007, which was based on a test year ended December 31, 2006. As a result of the final order on the stipulation, Oncor expects the PUCT to enter another order dismissing this rate case. The stipulation requires Oncor to file a general rate case no later than July 1, 2008, based on a test year ended December 31, 2007.

In addition, in connection with the Merger, Oncor has made several commitments to the PUCT regarding its rates. For example, Oncor committed that it will, in its 2008 general rate case, support a cost of debt that does not exceed its actual cost of debt immediately prior to the announcement of the Merger. As a result, Oncor may not be able to recover debt costs above its cost of debt prior to the Merger.

While Oncor believes its rates are just and reasonable, it cannot predict the results of any rate case, including the rate case to be filed no later than July 1, 2008.

Oncor’s capital deployment program may not be executed as planned, which could adversely impact its financial condition and results of operations.

There can be no guarantee that the execution of Oncor’s capital deployment program for its electricity delivery facilities will be successful and there can be no assurance that the capital investments Oncor intends to make in connection with its electricity delivery business will produce the desired reductions in cost and improvements to service and reliability. In addition, there can be no guarantee that Oncor’s capital investments will ultimately be recoverable through rates or, if recovered, that they will be recovered on a timely basis.

Ongoing performance improvement initiatives may not achieve desired cost reductions and may instead result in significant additional costs if unsuccessful.

The implementation of performance improvement initiatives identified by management may not produce the desired reduction in costs and may result in disruptions arising from employee displacements and the rapid pace of changes to organizational structure and operating practices and processes. Specifically, Oncor is subject to the risk that the joint venture outsourcing arrangement with Capgemini that provides business support services may not produce the desired cost savings. If the Capgemini arrangement is terminated or modified in the future, or if Capgemini becomes financially unable to perform its obligations, Oncor would incur transition costs, which would likely be significant and would be subject to operational difficulties. Such additional costs or operational difficulties could have an adverse effect on Oncor’s business and financial prospects and may not be recoverable through rates.

Changes in technology may reduce the value of Oncor’s electricity delivery facilities and may significantly impact Oncor’s businesses in other ways as well.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with traditional generation plants. Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of Oncor’s electricity delivery facilities. Changes in technology could also alter the channels through which retail electric customers buy electricity. To the extent self-generation facilities become a more cost-effective option for certain customers, Oncor’s revenues could be reduced.

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

Downgrades in Oncor’s long-term debt ratings generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. In connection with the Merger, Fitch, Moody’s and S&P downgraded Oncor’s long-term debt ratings. EFH Corp. currently intends to sell a 20% minority stake in Oncor to further enhance Oncor’s separation from the Texas Holdings Group. Should the sale not be completed, Oncor believes that its long-term debt ratings could be adversely affected, including a downgrade of as much as two notches by one of the rating agencies. In the event any downgrade occurs and causes Oncor’s borrowing costs to increase, Oncor may not be able to recover such increased costs as a result of the commitment it made to the PUCT in connection with the Merger that it will, in its 2008 general rate case, support a cost of debt that does not exceed its actual cost of debt immediately prior to the announcement of the Merger.

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

Oncor’s operations are capital intensive. Oncor relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash-on-hand or operating cash flows. The inability to raise capital on favorable terms, particularly during times of uncertainty similar to that which is currently being experienced in the financial markets, could impact Oncor’s ability to sustain and grow its businesses and would likely increase capital costs that may not be recoverable through rates. Oncor’s access to the financial markets, and the pricing and terms Oncor receives in the financial markets, could be adversely impacted by various factors, such as:

•	changes in financial markets that reduce available credit or the ability to obtain or renew liquidity facilities on acceptable terms;

•	economic weakness in the ERCOT market;

•	changes in interest rates;

•	a deterioration of Oncor’s credit or a reduction in Oncor’s credit ratings;

•

a deterioration of the credit of EFH Corp. or EFH Corp.’s other subsidiaries or a reduction in the credit ratings of EFH Corp. or EFH Corp.’s other subsidiaries that is perceived to potentially have an adverse impact on Oncor despite the ring-fencing of the Oncor Ring-Fenced Entities from the Texas Holdings Group;

•	a material breakdown in Oncor’s risk management procedures, and

•	the occurrence of material adverse changes in Oncor’s businesses that restrict its ability to access its liquidity facilities.

Oncor’s primary source of liquidity aside from operating cash flows is its ability to borrow under its revolving credit facility. The facility contains a debt to capital ratio covenant that effectively limits Oncor’s ability to incur indebtedness in the future. Under the facility, Oncor is required to maintain a debt to capital ratio of no more than 0.65 to 1.00. Similarly, in connection with the Merger, Oncor committed to the PUCT that it would maintain a regulatory capital structure at or below the assumed debt to equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.

Oncor’s ring-fencing measures may not work as planned.

As discussed above, to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group, various legal, financial and contractual provisions were implemented. These enhancements are intended to minimize the risk that a court would order any of the Oncor Ring-Fenced Entities’ assets and liabilities to be substantively consolidated with those of any member of the Texas Holdings Group in the event that a member of the Texas Holdings Group were to become a debtor in a bankruptcy case. Nevertheless, bankruptcy courts have broad equitable powers, and as a result, outcomes thereunder are inherently difficult to predict. Accordingly, if any member of the Texas Holdings Group were to become a debtor in a bankruptcy case, there can be no assurance that a court would not order an Oncor Ring-Fenced Entity’s assets and liabilities to be substantively consolidated with those of such member of the Texas Holdings Group. See Note 1 to Financial Statements for additional information on ring-fencing measures.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 3.	LEGAL PROCEEDINGS

Oncor is involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable. All of Oncor’s common membership interests are owned by Oncor Holdings.

Item 6.	SELECTED FINANCIAL DATA

	Successor	Predecessor
	December 31, 2007	December 31,
		2006	2005	2004	2003
		(millions of dollars, except ratios)
Total assets – end of year	$15,433	$10,709	$9,911	$9,493	$9,316
Property, plant & equipment – net – end of year	8,069	7,608	7,067	6,609	6,333
Capitalization – end of year
Long-term debt, less amounts due currently	$3,702	$3,811	$4,107	$4,199	$3,983
Shareholder’s equity	—	2,975	2,935	2,687	2,856
Membership interest	7,618	—	—	—	—

Total	$11,320	$6,786	$7,042	$6,886	$6,839

Capitalization ratios – end of year (a)
Long-term debt, less amounts due currently	32.7%	56.2%	58.3%	61.0%	58.2%
Shareholder’s equity	—	43.8	41.7	39.0	41.8
Membership interest	67.3	—	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(a)	The regulatory capitalization ratio (as determined by the PUCT) excludes transition bonds and membership interest resulting from purchase accounting. At December 31, 2007, the regulatory capitalization ratio was 47.7% debt and 52.3% equity.

	Successor
	Period from October 11, 2007 through December 31, 2007	Predecessor
		Period from January 1, 2007 through October 10, 2007
			Year Ended December 31,
			2006	2005	2004	2003
	(millions of dollars, except ratios)
Operating revenues	$533	$1,967	$2,449	$2,394	$2,226	$2,087
Net income (a)	$64	$263	$344	$351	$273	$258
Capital expenditures	$153	$555	$840	$733	$600	$543
Ratio of earnings to fixed charges	2.30	2.68	2.74	2.87	2.29	2.24
Embedded interest cost on long-term debt – end of period (b)	6.7%	6.6%	6.5%	6.5%	6.4%	6.9%

(a)	Amount in 2004 includes an extraordinary gain of $16 million after-tax related to a regulatory asset adjustment and a credit of $2 million after-tax representing a cumulative effect of change in accounting principle.

(b)	Represents the annual interest and amortization of any discounts, premiums, issuance costs and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus or minus the unamortized balance of any discounts, premiums, issuance costs and gains/losses on reacquisitions at the end of the year and excludes advances from affiliates.

Note: In connection with the Merger, Oncor was converted from a Texas corporation to a Delaware limited liability company. The consolidated financial statements of the Predecessor (results prior to October 11, 2007) have been prepared on the same basis as the audited financial statements included in Oncor’s Annual Report on Form 10-K for the year ended December 31, 2006 with the exception of the adoption of FIN 48. The consolidated financial statements of the Successor reflect the application of purchase accounting.

Quarterly Information (unaudited)

In the opinion of Oncor, the information below includes all adjustments necessary for a fair statement of such amounts. Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors.

				Successor
	Predecessor (a)			Period from October 11, 2007 through December 31, 2007
	First Quarter	Second Quarter	Third Quarter
2007:
Operating revenues	$613	$582	$705	$533
Operating income	157	129	199	125
Net income	85	54	124	64

	Predecessor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006:
Operating revenues	$562	$604	$708	$575
Operating income	127	148	200	135
Net income	65	86	131	62

(a)	The 10-day period ended October 10, 2007 has not been presented as it is deemed immaterial.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

Oncor is a wholly-owned subsidiary of Oncor Holdings, which is a wholly-owned subsidiary of Intermediate Holding, which is a wholly-owned subsidiary of EFH Corp. (formerly TXU Corp.). Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A significant portion of Oncor’s revenues represents fees for delivery services provided to TCEH. Distribution revenues from TCEH represented 41% of Oncor’s total revenues for 2007.

Oncor’s consolidated financial statements include its wholly-owned, bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, which was organized for the limited purpose of issuing securitization (transition) bonds to recover generation-related regulatory asset stranded costs and other qualified costs.

With the closing of the Merger on October 10, 2007, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group. In connection with the Merger, Oncor was converted from a Texas corporation to a Delaware limited liability company under the laws of the States of Texas and Delaware. See discussion below under “Significant Developments”.

As part of the Merger, to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group, various legal, financial and contractual provisions were implemented. Such “ring-fencing” measures included, among other things: TXU Electric Delivery Company’s name change to Oncor Electric Delivery Company; the formation of a new special purpose holding company for Oncor, Oncor Holdings, as one of the Oncor Ring-Fenced Entities; the conversion of Oncor from a corporation to a limited liability company; maintenance of separate books and records for the Oncor Ring-Fenced Entities; changes to Oncor’s corporate governance provisions; appointment of a majority of independent directors to Oncor’s board of directors; physical separation of Oncor’s headquarters from the Luminant entities and TXU Energy; amendments to contracts between the Oncor Ring-Fenced Entities and the Texas Holdings Group, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and the Luminant entities, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of the Texas Holdings Group.

Sale of Minority Stake

EFH Corp. currently intends to sell a 20% minority stake in Oncor to further enhance Oncor’s separation from the Texas Holding Group. The purchaser of the minority stake will not be affiliated with any member of the Sponsor Group, Texas Holdings or EFH Corp.

Significant Developments

Merger – As a result of the Merger, EFH Corp. became a subsidiary of Texas Holdings. The outstanding shares of common stock of EFH Corp. were converted into the right to receive $69.25 per share. Texas Holdings is controlled by investment funds affiliated with the Sponsor Group.

The aggregate purchase price paid for all of the equity securities of EFH Corp. (on a fully-diluted basis) was $31.9 billion, which purchase price was funded by $8.3 billion of equity financing from the Sponsor Group and certain other investors and several new EFH Corp. and TCEH credit facilities. This purchase price is exclusive of $759 million in costs directly associated with the Merger, consisting of legal, consulting and professional service fees incurred by the Sponsor Group. See Note 1 to Financial Statements for additional information regarding the completion of the Merger.

The Merger was recorded under purchase accounting, whereby the total purchase price of the transaction was allocated to EFH Corp.’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values, and the excess of the purchase price over the fair value of the net assets was recorded as goodwill. The allocation resulted in $23.0 billion of goodwill, $4.9 billion of which was assigned to Oncor. While the historical carrying values of the substantial majority of Oncor’s assets and liabilities are deemed to represent fair value due to cost-based regulatory rate-setting processes, the carrying values of certain assets (and related liabilities) that are not subject to such regulation or are not authorized to earn a return were adjusted to fair value. The adjustments reduced the carrying value of such assets and liabilities, the effects of which are expected increases in other income of $43 million and interest expense and related charges of $3 million for 2008. See Note 2 to Financial Statements and “Purchase Accounting” below for additional details regarding the completion of the Merger and the application of purchase accounting.

Termination of New Utility Services Joint Venture – In connection with the Merger, EFH Corp. and Oncor terminated their previously proposed InfrastruX Energy Services joint venture for utility infrastructure and management services and the related utility services agreement. Accordingly, in the January 1, 2007 through October 10, 2007 period, Oncor wrote-off approximately $3 million ($2 million after-tax) in previously deferred costs arising from operational activities to transition to the joint venture arrangement.

Regulatory Developments – See discussion below under “Regulations and Rates” for additional information regarding the following items:

•	the final order entered by the PUCT in February 2008, among other things, approves Oncor’s commitment to file a rate case no later than July 1, 2008, based on a test year ended December 31, 2007;

•	Oncor’s intention to file a surcharge request on or before July 1, 2008 to request recovery of its estimated future investment for advanced metering deployment, and

•	Oncor’s interest in constructing designated transmission facilities to serve Competitive Renewable Energy Zones.

Tax Sharing Agreement – In connection with the Merger, Oncor, Oncor Holdings and EFH Corp. entered into a tax sharing agreement, retroactive to January 1, 2007, which provides among other things for the allocation of tax liability to each of Oncor Holdings and Oncor substantially as if these entities were stand-alone corporations and requires tax payments determined on that basis (without duplication for taxes paid by a subsidiary of Oncor or Oncor Holdings). The agreement principally affects the realization of alternative minimum tax credit carryforwards, which has an effect on cash income tax payments to EFH Corp. The tax sharing agreement did not have a material effect on income tax expense in 2007.

Oncor Limited Liability Company Agreement – In connection with the Merger, Oncor was converted from a Texas corporation to a Delaware limited liability company under the laws of the States of Texas and Delaware and entered into a limited liability company agreement (as amended, the Oncor Electric Delivery LLC Agreement). The Oncor Electric Delivery LLC Agreement provides that the independent directors of Oncor (who must comprise a majority of the members of Oncor’s board of directors), acting by majority vote, shall have the authority to prevent Oncor from making any distribution if they determine that it is in Oncor’s best interests to retain such amounts to meet expected future requirements (including continued compliance with the debt-to-equity ratio established from time to time by the PUCT for ratemaking purposes). The Oncor Electric Delivery LLC Agreement also provides that the board of directors of Oncor shall not distribute any amounts to Oncor’s member(s) to the extent that the board of directors of Oncor determines in good faith that it is necessary to retain such amounts to meet expected future requirements of the applicable entity. In addition to such restrictions on distributions, the Oncor Electric Delivery LLC Agreement contains certain separateness provisions that require Oncor to conduct its activities separate and distinct from the activities of EFH Corp. and its other subsidiaries, including, without limitation, holding itself out as a separate legal entity. See Note 3 to Financial Statements for discussion of the stipulation approved by the PUCT and its impacts on distributions.

KEY RISKS AND CHALLENGES

Following is a discussion of key risks and challenges facing management and the initiatives currently underway to manage such challenges.

Rates and Cost Recovery

The rates assessed by Oncor are regulated by the PUCT and certain cities and are subject to regulatory rate-setting processes and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Oncor’s rates are regulated based on an analysis of Oncor’s costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there is no assurance that the PUCT will judge all of Oncor’s costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that Oncor’s rates are based upon or that the regulatory process in which rates are determined will always result in rates that produce full recovery of Oncor’s costs.

As part of the stipulation approved by the PUCT with a final order entered in February 2008, Oncor has committed to file a rate case no later than July 1, 2008, based on a test year ended December 31, 2007.

In 2005, the Texas Legislature passed legislation that authorized electric utilities to impose a surcharge to recover costs incurred in deploying advanced metering and meter information networks. In 2007, the PUCT issued its advanced metering rule to implement the 2005 legislation. This rule outlined the minimum required functionality for an electric utility’s advanced metering systems to qualify for cost recovery under a surcharge. Oncor intends to file a rate surcharge case on or before July 1, 2008 to request recovery of its estimated future investment for advanced metering equipment. At December 31, 2007, Oncor had approximately 600,000 advanced meters installed in its service territory at a capital cost of approximately $125 million. Oncor intends to seek recovery of the costs of these meters in the general rate case to be filed no later than July 1, 2008 if recovery is not sought in the rate surcharge case.

See “Regulation and Rates” below for more detail regarding these regulatory proceedings.

Technology Initiatives

Oncor continues to invest in technology initiatives that include replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is expected to produce electric service reliability improvements and provide the potential for additional products and services from REPs that will enable businesses and consumers to better manage their electricity usage and costs.

Risks to these programs include nonperformance by equipment and service providers, failure of the technology to meet performance expectations and inadequate cost recovery allowances by regulatory authorities. Oncor is implementing measures to mitigate these risks, but there can be no assurance that these technology initiatives will achieve the operational and financial objectives.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Oncor’s significant accounting policies are discussed in Note 1 to Financial Statements. Oncor follows accounting principles generally accepted in the US. Application of these accounting policies in the preparation of Oncor’s consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. The following is a summary of certain critical accounting policies of Oncor that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Purchase Accounting

The Merger has been accounted for under purchase accounting, whereby the purchase price of the transaction was allocated to EFH Corp.’s identifiable assets acquired and liabilities assumed based upon their fair values. The estimates of the fair values recorded were determined based on the principles in SFAS 157 and reflect significant assumptions and judgments. For Oncor, the realization of its assets and settlement of its liabilities are largely subject to cost-based regulatory rate-setting processes. Accordingly, the historical carrying values of a majority of its assets and liabilities are deemed to represent fair values. See discussions in Note 2 to Financial Statements regarding adjustments to the carrying values of a regulatory asset and related long-term debt.

The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The goodwill amount recorded at EFH Corp. totaled $23.0 billion, of which $4.9 billion was assigned to Oncor. The assignment of goodwill was based on the relative estimated enterprise value of Oncor’s operations as of the date of the Merger using discounted cash flow methodologies. In accordance with SFAS 142, goodwill is not amortized to net income, but is required to be tested for impairment at least annually. Oncor management believes that the goodwill amount assigned to Oncor reflects the value of the relatively stable, long-lived cash flows of Oncor, considering the constructive regulatory environment and market growth potential.

The purchase price allocation at December 31, 2007 is substantially complete; however, additional analysis with respect to the value of certain assets and contractual arrangements could result in a change in the total amount of goodwill and thus change the goodwill amount assigned to Oncor. See Note 2 to Financial Statements for details of the purchase price allocation.

Revenue Recognition

Oncor’s revenue includes an estimate for electricity delivery services provided from the meter reading date to the end of the period (unbilled revenue). Unbilled revenue is based on actual daily revenues for the most recent period, adjusted for weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period. Accrued unbilled revenues totaled $137 million, $118 million and $112 million at December 31, 2007, 2006 and 2005, respectively.

Accounting for Income Taxes

Oncor’s income tax expense and related balance sheet amounts are recorded pursuant to allocations under Oncor’s tax sharing agreement with EFH Corp. as discussed above. Oncor’s income tax expense and related balance sheet amounts involve significant management estimates and judgments. Amounts of deferred income tax assets and liabilities, as well as current and noncurrent accruals, involve judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, Oncor’s forecasted financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities. EFH Corp.’s income tax returns are regularly subject to examination by applicable tax authorities. In management’s opinion, an adequate reserve has been made for any future taxes that may be owed as a result of any examination.

FIN 48 provides interpretive guidance for accounting for uncertain tax positions, and as discussed in Note 5 to the Financial Statements, Oncor adopted this new standard January 1, 2007, as required. Also, see Note 6 to Financial Statements for discussion of income tax matters.

Depreciation

As discussed above, the historical carrying values of the transmission and distribution utility assets subject to regulated rate recovery were deemed to represent fair values in purchase accounting. Depreciation expense for such assets totaled $298 million, $301 million and $283 million in 2007, 2006 and 2005, respectively, or 2.8% of carrying value in each of 2007, 2006 and 2005.

Regulatory Assets

The financial statements at December 31, 2007 and 2006 reflect total regulatory assets of $1.593 billion and $2.161 billion, respectively. These amounts include $967 million and $1.316 billion, respectively, of generation-related regulatory assets recoverable by securitization (transition) bonds as discussed immediately below. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Note 7 to Financial Statements for more information regarding regulatory assets and liabilities.

Generation-related regulatory asset stranded costs arising prior to the 1999 Restructuring Legislation became subject to recovery through issuance of $1.3 billion principal amount of transition bonds in accordance with a regulatory financing order. The carrying value of the regulatory asset upon final issuance of the bonds in 2004 represented the projected future cash flows to be recovered from REPs by Oncor through revenues as a transition charge to service the principal and fixed rate interest on the bonds. The regulatory asset is being amortized to expense in an amount equal to the transition charge revenues being recognized. As discussed in Note 2 to Financial Statements, the regulatory asset and related transition bonds were adjusted to fair value on the date of the Merger in accordance with purchase accounting rules.

Other regulatory assets that Oncor believes are probable of recovery, but are subject to review and possible disallowance in the regulatory rate case to be filed by Oncor in 2008 totaled $446 million at December 31, 2007. These amounts consist primarily of employee retirement costs (see Note 14 to Financial Statements) and storm-related service recovery costs. See Note 3 to Financial Statements for information about certain regulatory asset amounts for which Oncor is not seeking recovery.

Defined Benefit Pension Plans and OPEB Plans

Oncor is a participating employer in the pension plan sponsored by EFH Corp. and offers pension benefits through either a traditional defined benefit formula or a cash balance formula. Oncor also participates in health care and life insurance benefit plans offered by EFH Corp. to eligible employees and their eligible dependents upon the retirement of such employees from Oncor. Reported costs of providing noncontributory pension and OPEBs are dependent upon numerous factors, assumptions and estimates.

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

	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	December 31,
			2006	2005
Pension costs under SFAS 87	$3	$21	$41	$28
OPEB costs under SFAS 106	9	50	61	50

Total benefit costs	12	71	$102	$78
Less amounts deferred principally as a regulatory asset or property	(8)	(43)	(84)	(58)

Net amounts recognized as expense	$4	$28	$18	$20

Funding of pension and OPEB plans	$6	$30	$28	$41

Pension and OPEB costs decreased $19 million to $83 million in 2007 driven by a higher discount rate (5.90% from January 1, 2007 through October 10, 2007 and 6.45% from October 11, 2007 through December 31, 2007 compared to 5.75% in 2006) and cost-saving measures that resulted in a significant decrease in expected medical claims that in turn reduced the OPEB liability. Pension and OPEB costs increased $24 million to $102 million in 2006 primarily due to a lower discount rate (5.75% in 2006 compared to 6.00% in 2005) used to measure pension and OPEB obligations. Detailed information regarding Oncor’s pension and OPEB costs is provided in Note 14 to Financial Statements.

Regulatory Recovery of Pension and OPEB Costs – In 2005, an amendment to PURA relating to EFH Corp.’s pension and OPEB costs was enacted by the Texas Legislature. This amendment, which was retroactively effective January 1, 2005, provides for the recovery by Oncor of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility. In addition to Oncor’s active and retired employees, these former employees largely include active and retired personnel engaged in TCEH’s activities, related to service of those additional personnel prior to the deregulation and disaggregation of EFH Corp.’s business effective January 1, 2002. Accordingly, Oncor and TCEH entered into an agreement whereby Oncor assumed responsibility for applicable pension and OPEB costs related to those personnel.

The amendment additionally authorizes Oncor to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, in 2005 Oncor began deferring (principally as a regulatory asset or property) additional pension and OPEB costs consistent with the amendment. Amounts deferred are ultimately subject to regulatory approval.

PRESENTATION AND ANALYSIS OF RESULTS

The accompanying statements of consolidated income and cash flows for 2007 are presented for two periods: January 1, 2007 through October 10, 2007 (Predecessor) and October 11, 2007 through December 31, 2007 (Successor), which relate to the period before the Merger and the period after the Merger, respectively. Management’s discussion and analysis of results of operations and cash flows for the year ended December 31, 2007 has been prepared by comparing the results of operations and cash flows of the Predecessor for the year ended December 31, 2006 to the combined amounts obtained by adding the Predecessor’s results of operations and cash flows for the period January 1, 2007 through October 10, 2007 to the Successor’s results of operations and cash flows for the period October 11, 2007 through December 31, 2007. Although this combined presentation does not comply with GAAP and the results of operations of the Predecessor and Successor are not comparable due to the change in basis resulting from the Merger, management uses this approach for its own analysis and believes it results in the most meaningful analysis of changes in the results of operations. Such presentation is not an indication of future results. Key drivers in the results of operations for the Successor and/or Predecessor periods will be discussed in more detail.

RESULTS OF OPERATIONS

Financial Results

	Combined (a)	Successor	Predecessor
	Year Ended December 31, 2007	Period from October 11, 2007 through December 31, 2007	Period From January 1, 2007 through October 10, 2007
				Year Ended December 31,
				2006	2005
Operating revenues	$2,500	$533	$1,967	$2,449	$2,394
Operating expenses:
Operation and maintenance	849	200	649	804	813
Depreciation and amortization	462	96	366	476	447
Income taxes	175	25	150	156	158
Taxes other than income	392	87	305	402	387

Total operating expenses	1,878	408	1,470	1,838	1,805

Operating income	622	125	497	611	589
Other income and deductions:
Other income	14	11	3	2	4
Other deductions	38	8	30	27	15
Nonoperating income taxes	15	6	9	14	16

Interest income	56	12	44	58	58

Interest expense and related charges	312	70	242	286	269

Net income	$327	$64	$263	$344	$351

(a)	Combined results for the year ended December 31, 2007 represent the mathematical sum of the Predecessor period from January 1, 2007 through October 10, 2007 and the Successor period from October 11, 2007 through December 31, 2007. This presentation does not comply with GAAP or the rules for pro forma presentation, but is presented because management believes it is the most meaningful comparison of the results. Such presentation is not an indication of future results. See “Presentation and Analysis of Results” above.

Operating Data

	Year Ended December 31,
	2007	2006	2005	% Change 2007/2006	% Change 2006/2005
Operating statistics – volumes:
Electric energy delivered (GWh)	106,146	107,098	106,780	(0.9)	0.3
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	77.88	79.09	76.79	(1.5)	3.0
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.10	1.17	1.17	(6.0)	—
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	70.64	67.54	65.60	4.6	3.0
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)	3,093	3,056	3,013	1.2	1.4

	Combined (b)	Successor	Predecessor
	Year Ended December 31, 2007	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
				Year Ended December 31,
				2006	2005
Operating Revenues:
Electricity distribution revenues (c):
Affiliated (TCEH)	$1,029	$208	$821	$1,137	$1,276
Nonaffiliated	1,178	257	921	1,046	879

Total distribution revenues	2,207	465	1,742	2,183	2,155
Third-party transmission revenues	259	60	199	236	213
Other miscellaneous revenues	34	8	26	30	26

Total operating revenues	$2,500	$533	$1,967	$2,449	$2,394

(a)	SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. The statistics presented are based on the preceding twelve months’ data.

(b)	See “Presentation and Analysis of Results” above for explanation of this non-GAAP presentation.

(c)	Includes transition charge revenue associated with the issuance of securitization bonds totaling $29 million for the period October 11, 2007 through December 31, 2007, $116 million for the period January 1, 2007 through October 10, 2007, and $151 million and $152 million for the years ended December 31, 2006 and 2005, respectively. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Oncor’s results are being impacted by the effects of the 2006 cities rate settlement. Based on the final agreements, including the participation of the nonlitigant cities, payments to the cities are estimated to total approximately $70 million, including incremental franchise taxes. This amount is being recognized in net income almost entirely over the period from May 2006 through June 2008. Amounts recognized totaled $8 million for the period October 11, 2007 through December 31, 2007, $25 million for the period January 1, 2007 through October 10, 2007, and $18 million in 2006. See Note 4 to Financial Statements for additional discussion of the settlement.

Oncor is managed as an integrated business; there are no separate reportable business segments.

All dollar amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the tables therein are stated in millions of US dollars unless otherwise indicated.

2007 compared to 2006

Operating revenues increased $51 million, or 2%, to $2.5 billion in 2007. Delivered volumes declined 1%. The revenue increase reflected:

•	an estimated $27 million impact of growth in points of delivery;

•	$26 million from increased distribution tariffs to recover higher transmission costs;

•	$23 million in higher transmission revenues primarily due to rate increases approved in 2006 and 2007 to recover ongoing investment in the transmission system, and

•	$6 million in miscellaneous revenues,

partially offset by,

•	an estimated $25 million effect of lower average consumption, due in part to cooler, below normal summer weather in 2007 and hotter than normal weather in 2006, and

•	$6 million in lower charges to REPs related to transition bonds (offset by lower amortization of the related regulatory asset).

Operation and maintenance expense increased $45 million, or 6%, to $849 million in 2007. The increase reflected:

•	$26 million in higher fees paid to other transmission entities;

•	$8 million in higher labor-related costs due to timing of equipment installation activities;

•	$5 in higher salary and benefits primarily for restoration of service as a result of weather events;

•	$5 million for expenses related to the rebranding from TXU Electric Delivery Company to Oncor Electric Delivery Company;

•	$5 million in higher outsourced service provider costs;

•	$4 million in increased contractor costs;

•	$4 million in higher incentive compensation expense, and

•	individually insignificant costs increases in several categories,

partially offset by,

•	$11 million in lower shared services costs allocated by EFH Corp. which includes the effect of $3 million in severance expenses in 2006, and

•	$4 million in lower vegetation management expenses.

Depreciation and amortization decreased $14 million, or 3%, to $462 million in 2007. The decrease reflected $18 million in lower depreciation due to a one-time adjustment related to retired property and $5 million in lower amortization of the regulatory assets associated with the transition bonds (offset in revenues), partially offset by increases in depreciation due to ongoing investments in property, plant and equipment.

Taxes other than income decreased $10 million, or 2%, to $392 million in 2007. The decrease was driven primarily by lower property taxes reflecting lower property tax rates as a result of the enactment of the Texas margin tax. Included in taxes other than income are local franchise fees resulting from the 2006 cities rate settlement totaling $2 million for the period October 11, 2007 through December 31, 2007, $5 million for the period January 1, 2007 through October 10, 2007 and $5 million for the year ended December 31, 2006.

Other income totaled $14 million and $2 million in 2007 and 2006, respectively. The 2007 amount includes $10 million in the Successor period October 11, 2007 through December 31, 2007 related to accretion of the fair value adjustment to certain regulatory assets as discussed in Note 2 to Financial Statements. Other deductions totaled $38 million and $27 million in 2007 and 2006, respectively. These amounts included costs associated with the 2006 cities rate settlement totaling $6 million for the period October 11, 2007 through December 31, 2007, $20 million for the period January 1, 2007 through October 10, 2007 and $13 million in 2006. See Note 17 to Financial Statements for additional information.

Income tax expense totaled $190 million in 2007 (including $175 million related to operating income and $15 million related to nonoperating income) compared to $170 million in 2006. The effective income tax rate increased to 36.7% in 2007 from 33.1% in 2006. The effective rate increase reflects higher taxes as a result of the enactment of the Texas margin tax, higher interest accrued related to uncertain tax positions and the effect of full amortization prior to 2007 of a regulatory liability associated with statutory tax rate changes.

Interest expense increased $26 million, or 9%, to $312 million in 2007. The increase reflects $20 million due to higher average borrowings, reflecting the ongoing capital investment in the business, and $6 million due to higher average interest rates.

Net income decreased $17 million, or 5%, to $327 million. This decrease was driven by increased interest expense, higher operation and maintenance expenses (which were partially offset by higher distribution revenues to recover higher transmission fees paid) and higher costs associated with the 2006 cities rate settlement, partially offset by higher transmission revenues to recover investment in the transmission system. Net pension and OPEB costs reduced net income by $3 million in the period October 11, 2007 through December 31, 2007, $18 million in the period January 1, 2007 through October 10, 2007 and $12 million in 2006.

2006 compared to 2005

Operating revenues increased $55 million, or 2%, to $2.449 billion in 2006. Delivered volumes rose less than 1%. The revenue increase reflected:

•	$24 million in higher transmission revenues primarily due to rate increases approved in 2005 and 2006 to recover ongoing investment in the transmission system;

•	an estimated $16 million due to growth in points of delivery, and

•	$9 million from increased distribution tariffs to recover higher transmission costs.

The effect of warmer weather on electricity consumption was largely offset by end-user efficiency measures in response to higher prices and warmer weather.

Operation and maintenance expense decreased $9 million, or 1%, to $804 million in 2006. The decrease reflected:

•	$10 million in lower incentive compensation expense;

•	$6 million due to increased labor capitalization rates and timing of expenses related to advanced meter installations;

•	$4 million in reduced contracting expenses associated with system reliability initiatives;

•	$3 million in lower bad debt expense;

•	$3 million in reduced civic-support costs;

•	$2 million in decreased employee benefits expense, and

•	$2 million lower legal and consulting fees,

partially offset by,

•	$19 million in increased fees paid to third party transmission entities, and

•	$3 million in higher sale of receivables program fees driven by higher interest rates.

Depreciation and amortization increased $29 million, or 6%, to $476 million in 2006. The increase reflected $23 million in depreciation related to normal additions and replacements of property, plant and equipment and a $4 million adjustment related to capitalized software costs.

Taxes other than income increased $15 million, or 4%, to $402 million in 2006. The increase was driven by higher delivered volumes in the period to which the tax applies and also includes $5 million in higher franchise fees under the 2006 cities rate settlement described in Note 4 to the Financial Statements.

Other income totaled $2 million and $4 million in 2006 and 2005, respectively. Other deductions totaled $27 million and $15 million in 2006 and 2005, respectively. Details of other income and deductions are provided in Note 17 to Financial Statements.

Interest expense increased $17 million, or 6%, to $286 million in 2006 due to higher average balances of commercial paper outstanding.

Income tax expense totaled $170 million in 2006 (including $156 million related to operating income and $14 million related to nonoperating income) compared to $174 million in 2005. The effective tax rate was comparable at 33.1% for both 2006 and 2005.

Net income decreased $7 million, or 2%, to $344 million driven by costs associated with the 2006 cities rate settlement and expenses related to the InfrastruX Energy Services agreement. Net pension and OPEB costs reduced net income by $12 million in 2006 and $13 million in 2005.

OTHER COMPREHENSIVE INCOME

Oncor’s other comprehensive income consisted of after-tax gains of $1 million for the period January 1, 2007 through October 10, 2007, and $2 million and $6 million for the years ended 2006 and 2005, respectively. These amounts were associated with cash flow hedges (variable to fixed interest rate swaps) and minimum pension liability adjustments. All amounts included in accumulated other comprehensive income as of October 10, 2007, which totaled $18 million in net losses, were eliminated as part of purchase accounting.

Oncor had historically used derivative financial instruments that were effective in offsetting future cash flow variability related to interest rates; these consisted of interest rate swaps entered into to hedge variable rate debt. Amounts in accumulated other comprehensive income included the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amounts reclassified to net income as the original hedged transactions were actually settled and affected net income, unless the hedged transactions became probable of not occurring.

After-tax losses of $1 million for the period January 1, 2007 through October 10, 2007, and $2 million and $1 million for the years ended 2006 and 2005, respectively, were recognized in net income related to settled cash flow hedges.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Cash flows from operating, financing and investing activities included:

	Combined (a)	Successor	Predecessor
	Year Ended December 31, 2007	Period from October 11, 2007 through December 31, 2007	Period From January 1, 2007 through October 10, 2007
				Year Ended December 31,
				2006	2005
Cash flows — operating activities
Net income	$327	$64	$263	$344	$351
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	461	95	366	473	447
Deferred income taxes and investment tax credits – net	87	70	17	22	(40)
Other, net	7	1	6	8	14
Changes in operating assets and liabilities	(135)	(165)	30	(219)	97

Cash provided by operating activities	747	65	682	628	869

Cash flows — financing activities
Net issuances/(repayments) of borrowings (including advances from parent)	276	62	214	527	(176)
Dividends to parent	(326)	—	(326)	(340)	—
Decrease in income tax-related note receivable from TCEH	33	9	24	39	40
Excess tax benefit on stock-based incentive compensation	15	15	—	14	9

Cash provided by (used in) financing activities	(2)	86	(88)	240	(127)

Cash flows — investing activities
Capital expenditures	(708)	(153)	(555)	(840)	(733)
Other	(16)	7	(23)	(42)	6

Cash used in investing activities	(724)	(146)	(578)	(882)	(727)

Net change in cash and cash equivalents	$21	$5	$16	$(14)	$15

(a)	See “Presentation and Analysis of Results” above for explanation of this non-GAAP presentation.

The $119 million increase in cash provided by operating activities in 2007 reflected:

•	a $150 million favorable change in income taxes payable to EFH Corp. primarily due to timing of payments in 2006 related to the 2005 income tax liability, and

•	a $57 million favorable change in working capital (accounts receivable, accounts payable and inventories) largely due to

•	lower materials and supplies inventory purchases due primarily to timing of capital expenditure projects, and

•	an increase in accounts payable reflecting increased use of outsourced service providers and contractors for operation and maintenance activities,

partially offset by,

•	$113 million in repurchases of accounts receivable previously sold (see Note 8 to Financial Statements).

The $241 million decrease in cash provided by operating activities in 2006 was primarily driven by an unfavorable change in income taxes payable to EFH Corp. due to timing of payments related to the 2005 income tax liability and higher taxable earnings in 2005 largely related to the expiration of bonus depreciation at year-end 2004 as provided for by the Jobs and Growth Tax Relief Reconciliation Act of 2003.

The $132 million, or 16%, decrease in capital expenditures in 2007 was primarily driven by lower new customer distribution connections and the completion of several large transmission projects.

Liquidity Needs, Including Capital Expenditures — Oncor expects capital expenditures to total approximately $775 million to $875 million over the twelve months ending December 31, 2008 for investment in Oncor’s transmission and distribution infrastructure, consistent with its commitment to spend a minimum of $3.6 billion in capital expenditures over the five year period ending December 31, 2012. See Note 3 to Financial Statements for discussion of this and other commitments in the stipulation approved by the PUCT.

Oncor’s primary source of liquidity aside from operating cash flows is its ability to borrow under its revolving credit facility. The facility contains a debt to capital ratio covenant that effectively limits Oncor’s ability to incur indebtedness in the future. Under the facility, Oncor is required to maintain a debt to capital ratio of no more than 0.65 to 1.00. Similarly, in connection with the Merger, Oncor committed to the PUCT that it would maintain a regulatory capital structure at or below the assumed debt to equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.

Because its operations are capital intensive, Oncor expects to rely over the long-term upon access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash-on-hand or operating cash flows. The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly considering the current uncertainty in the financial markets, could impact Oncor’s ability to sustain and grow its businesses and would likely increase capital costs that may not be recoverable through rates. Oncor expects cash flows from operations, combined with availability under its revolving credit facility, to provide sufficient liquidity to fund current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months.

Long-Term Debt Activity — Issuances for the year ended December 31, 2007 totaled $800 million principal amount in floating rate senior notes. The notes were to mature in September 2008, but in accordance with their terms, were redeemed upon closing of the Merger. Other retirements for the year ended December 31, 2007 totaled $296 million and included $200 million upon maturity of fixed-rate debentures and $96 million of scheduled transition bond principal payments.

Credit Facilities/Short-Term Borrowings — In connection with the Merger, on October 10, 2007, TCEH and Oncor terminated their credit facilities totaling $6.5 billion and repaid all existing borrowings, $385 million of which represented Oncor’s borrowings. Also on October 10, 2007, Oncor entered into a $2.0 billion revolving credit facility, under which borrowings are available on a revolving basis through October 10, 2013. Borrowing capacity available under this credit facility totaled $720 million and $620 million at December 31, 2007 and March 14, 2008, respectively. Borrowings under this facility totaling $1.3 billion in 2007 funded the repayment of certain outstanding Oncor indebtedness in connection with the closing of the Merger. Oncor may increase the commitments under the facility in any amount up to $500 million, subject to the satisfaction of certain conditions. Oncor expects to secure this credit facility in the second quarter of 2008 with a first priority lien on certain of its transmission and distribution assets. As a result, Oncor also will be required to secure all of its existing long-term debt securities with the same lien. See Note 9 to Financial Statements for additional information regarding the credit facility.

Capitalization — The capitalization ratios of Oncor at December 31, 2007, consisted of 32.7% long-term debt, less amounts due currently, and 67.3% membership interest.

Pension Plan Funding — In August 2006, the Pension Protection Act of 2006 (the Act) was signed into law. The Act, which will be phased in over the next few years is expected to increase pension plan funding and require additional plan disclosures in regulatory filings and to plan participants. Pension plan calendar year funding for Oncor is expected to total $46 million in 2008 and $57 million in 2009, including the effects of the Act. Contributions to the pension plan in 2007 totaled $3 million.

Distributions — In March 2008, Oncor paid a cash distribution of $57 million to Oncor Holdings, an indirect wholly-owned subsidiary of EFH Corp. The distribution was declared by the board of directors in February 2008. See discussion in Note 3 to Financial Statements regarding the effect of a stipulation with the PUCT that would limit distributions paid by Oncor. Also see discussion in Note 12 for more information regarding dividends paid by Oncor in 2007 and 2008.

Sale of Accounts Receivable — Until October 10, 2007, Oncor participated in an accounts receivable securitization program established by EFH Corp. for certain of its subsidiaries, the activity under which was accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, Oncor sold trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by Oncor were continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to Oncor under the program totaled $86 million at December 31, 2006. In connection with the Merger, the accounts receivable securitization program was amended. Concurrently, the financial institutions required that Oncor repurchase all of the receivables it had previously sold to TXU Receivables Company. As a result, Oncor is no longer a participant in the amended accounts receivable securitization program. See Note 8 to Financial Statements for a more complete description of the program including the amendments made in connection with the Merger, Oncor’s repurchase of all of its previously sold receivables and the impact of the program on the financial statements for the periods presented.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Oncor’s revolving credit facility contains a financial covenant that requires maintenance of a specified leverage ratio. As of December 31, 2007, Oncor was in compliance with such covenant.

Credit Ratings — The rating agencies assign issuer credit ratings for Oncor. Reflecting the Merger, the issuer credit ratings as of March 14, 2008 for Oncor are BBB-, Ba1 and BBB- by S&P, Moody’s and Fitch, respectively.

Additionally, the rating agencies assign credit ratings on certain debt securities issued by Oncor. The credit ratings assigned for debt securities issued by Oncor as of March 14, 2008 are presented below:

	Senior Secured	Senior Unsecured
S&P	BBB-	BBB-
Moody’s	Ba1	Ba1
Fitch	BBB	BBB-

In connection with the Merger, the ratings for Oncor’s senior unsecured debt were downgraded two notches by Moody’s and one notch by Fitch. S&P affirmed the existing rating of Oncor’s senior unsecured debt. While Oncor currently has no senior secured indebtedness, once its revolving credit facility and its existing long-term debt become secured, the Oncor senior secured ratings above would apply.

Moody’s and Fitch placed the ratings for Oncor on “stable outlook”. S&P placed Oncor’s rating on “developing outlook”.

EFH Corp. currently intends to sell a 20% minority stake in Oncor to further enhance Oncor’s separation from the Texas Holding Group. Should the sale not be completed, Oncor believes that its long-term debt ratings could be adversely affected, including a downgrade of as much as two notches by one of the rating agencies. Similarly, if the sale is completed as intended, Oncor believes that its long-term debt ratings could be positively affected, including an upgrade of as much as two notches by one of the rating agencies.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — Certain arrangements of Oncor, including its credit facility and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on credit ratings.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that may result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by Oncor or any subsidiary thereof with respect to indebtedness in a principal amount in excess of $50 million may result in a cross default under its credit facility. Under this facility, a default by Oncor or any subsidiary thereof may cause the maturity of outstanding balances ($1.38 billion at March 14, 2008) under such facility to be accelerated.

Long-Term Contractual Obligations and Commitments — The following table summarizes Oncor’s contractual cash obligations as of December 31, 2007 (see Notes 10 and 11 to Financial Statements for additional disclosures regarding these long-term debt and noncancelable purchase obligations).

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt – principal	$99	$211	$932	$2,586	$3,828
Long-term debt – interest	240	467	417	1,837	2,961
Operating leases (a)	5	9	8	5	27
Obligations under outsourcing agreements	52	104	104	80	340

Total contractual cash obligations (b)	$396	$791	$1,461	$4,508	$7,156

(a)	Includes short-term noncancelable leases.

(b)	Table does not include estimated 2008 funding of the pension and other postretirement benefits plans totaling approximately $84 million.

The following contractual obligations were excluded from the table above:

•	contracts between affiliated entities and intercompany debt;

•

individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	contracts that are cancelable without payment of a substantial cancellation penalty;

•	Oncor’s 2006 cities rate settlement agreement, which is discussed in Note 4 to Financial Statements;

•	employment contracts with management;

•	one-time credit of $72 million to REP customers pursuant to a stipulation approved by the PUCT as discussed in Note 3 to Financial Statements, and

•	liabilities related to uncertain tax positions discussed in Note 5 to Financial Statements.

See Note 11 to Financial Statements for details of guarantees.

OFF BALANCE SHEET ARRANGEMENTS

Prior to the Merger, Oncor participated in an accounts receivable securitization program. See discussion above under “Sale of Accounts Receivable” and in Note 8 to Financial Statements.

COMMITMENTS AND CONTINGENCIES

See Note 11 to Financial Statements for a discussion of commitments and contingencies, including guarantees.

CHANGES IN ACCOUNTING STANDARDS

See Notes 1, 5 and 14 to Financial Statements for a discussion of changes in accounting standards.

REGULATION AND RATES

2007 Texas Legislative Session

The Texas Legislature convened its regular biennial session on January 9, 2007 and adjourned on May 28, 2007. The session was not a “sunset” session for the PUCT, so there was no requirement that the Legislature consider any electric industry-related bills. However, various measures pertaining to the electric industry were considered. The primary measures that were under consideration and would have materially affected Oncor’s businesses and potentially the Merger were ultimately not enacted. New PURA provisions were enacted that ensure the PUCT shall have authority to enforce commitments made in a filing under PURA Section 14.101 on or after May 1, 2007 (such as the filing made by Texas Holdings and Oncor in April 2007 and approved by the PUCT in February 2008).

Oncor Matters with the PUCT

Stipulation Approved by the PUCT — In April 2007, Oncor and Texas Holdings (together, the Applicants) filed a Joint Report and Application (Report) with the PUCT pursuant to Section 14.101(b) of PURA and PUCT SUBST. R.25.75. These rules at that time required that a transaction involving the sale of more than 50% of the stock of a public utility be reported to the PUCT within a reasonable time subsequent to consummation of the transaction and that the PUCT shall determine whether the transaction is consistent with the public interest standards set out therein. The Report contained commitments that took effect upon the closing of the Merger. Such commitments include: maintenance of specified Oncor debt-to-equity ratios, minimum Oncor capital expenditure levels, increased spending on demand side management/energy efficiency programs over the amount in Oncor’s rates, minimum five year continued majority ownership by the Sponsor Group and covenants not to incur any indebtedness and not to guarantee or use Oncor assets to secure any affiliate indebtedness incurred to finance the Merger. In connection with a proceeding resulting from the filing of the Report, several parties, including Oncor, the PUCT staff, and certain interveners agreed on the terms of a stipulation. In January 2008, the PUCT approved the stipulation, and the final order was entered in February 2008. The stipulation requires the filing of a rate case by Oncor no later than July 1, 2008, based on a test year ended December 31, 2007. As a result of this commitment, Oncor expects the PUCT to dismiss the rate case filed by Oncor in August 2007, which was based on a test year ended December 31, 2006. See Note 3 to Financial Statements for discussion of additional provisions and financial statement effects of the stipulation.

Advanced Meter Rulemaking — In 2005, the Texas Legislature passed legislation that authorized electric utilities to impose a surcharge to recover costs incurred in deploying advanced metering and meter information networks. Benefits of the advanced metering installation include improved safety, on-demand meter reading, enhanced outage identification and restoration and system monitoring of voltages. In 2007, the PUCT issued its advanced metering rule to implement this legislation. This rule outlined the minimum required functionality for an electric utility’s advanced metering systems to qualify for cost recovery under a surcharge. Subsequent to the issuance of the rule, the PUCT opened an implementation proceeding for market participants to fine-tune the rule requirements, address the impacts of advanced metering deployment on retail and wholesale markets in ERCOT, and help ensure that retail customers receive benefits from advanced metering deployment. The implementation proceeding is expected to conclude by the summer of 2008. Oncor intends to file a rate surcharge case on or before July 1, 2008 to request recovery of its estimated future investment for advanced metering deployment.

At December 31, 2007, Oncor had installed approximately 600,000 advanced meters in its service territory at a capital cost of approximately $125 million. Oncor intends to seek recovery of the costs of these meters in the general rate case to be filed with the PUCT no later than July 1, 2008 if recovery is not sought in the rate surcharge case.

Transmission Rates — In order to recover increases in its transmission costs, including fees paid to other transmission service providers, Oncor is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rate charged to REPs. In January 2008, an application was filed to increase the TCRF, which was administratively approved on February 28, 2008 and became effective March 1, 2008. This increase is expected to increase annualized revenues by $12 million.

In February 2008, Oncor filed an application for an interim update of its wholesale transmission rate. Annualized revenues are expected to increase by approximately $39 million. Approximately $25 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $14 million is recoverable from REPs through the TCRF component of Oncor’s delivery rates charged to REPs.

Competitive Renewable Energy Zones — In the first quarter of 2007, the PUCT initiated a docket to identify the transmission facilities necessary to interconnect future renewable energy generating facilities. As part of the docket, the PUCT considered which zones would contain the best renewable energy sources. In July 2007, the PUCT voted to designate zones with generation potential of over 20,000 MW.

The PUCT also opened a project to evaluate potential transmission service providers who are interested in constructing the designated transmission facilities. In connection with this project, Oncor indicated to the PUCT its interest in constructing any designated transmission facilities, particularly those within its traditional service territory and those that interconnect with Oncor’s transmission facilities.

In October 2007, the PUCT issued its interim order in the Competitive Renewable Energy Zones (CREZ) docket. Within six months of the date of the interim order, ERCOT will file the results of a CREZ Transmission Optimization Study. The study will include four scenarios of wind capacity, ranging from 10,000 MW to 22,806 MW. The PUCT will then determine the major transmission improvements needed to support the wind resources and select the transmission service providers that will construct the facilities. Oncor cannot predict the amount of transmission facilities in competitive renewable energy zones, if any, that it will construct.

In the fourth quarter of 2007, the PUCT issued its Proposal for Publication for a new rule regarding the Selection of Transmission Service Providers to establish a process for entities interested in constructing transmission improvements to submit expressions of interest to the PUCT. The rule also establishes the procedure whereby the PUCT selects the entities responsible for constructing the transmission improvements, and specifies requirements to ensure that such entities complete the ordered improvements in a timely and cost-effective manner. This proposed new rule would require the PUCT to develop a plan to construct transmission capacity necessary to deliver to electricity customers, the electric output from renewable energy technologies in CREZ and to consider the level of financial commitment by generators for each CREZ in determining whether to grant a Certificate of Convenience and Necessity. The rulemaking proceeding is in a formal comment phase and a required Administrative Procedures Act hearing was held on February 12, 2008.

In March 2008, the PUCT issued an Order Requiring Settlement Conference regarding the selection of transmission service providers to construct facilities necessary to serve CREZ. The Order specifies the intent of the PUCT to continue the existing rulemaking process, but also initiate a parallel process by ordering a settlement conference regarding the selection of transmission service providers for the CREZ transmission facilities. All entities that are interested in constructing and operating CREZ transmission facilities are required to participate in the settlement conference. An initial settlement conference meeting was held on March 27, 2008. Oncor will continue to participate in the settlement conference.

Summary

Although Oncor cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Market risk is the risk that Oncor may experience a loss in value as a result of changes in market conditions such as interest rates, which Oncor is exposed to in the ordinary course of business. Oncor may transact in financial instruments to hedge interest rate risk related to its indebtedness. All of Oncor’s long-term debt at December 31, 2007 and 2006 carried fixed interest rates.

	Expected Maturity Date
	(millions of dollars, except percentages)						Successor		Predecessor
	2008	2009	2010	2011	2012	There- after	2007 Total Carrying Amount	2007 Total Fair Value	2006 Total Carrying Amount	2006 Total Fair Value
Long-term debt (including current maturities)
Fixed rate debt amount (a)	$99	$103	$108	$113	$819	$2,586	$3,828	$3,948	$4,124	$4,331
Average interest rate	3.72%	4.02%	4.75%	4.86%	6.16%	6.63%	6.28%	—	6.15%	—

(a)	Excludes unamortized premiums and discounts. See Note 10 to Financial Statements for a discussion of changes in debt obligations.

CREDIT RISK

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. Oncor’s customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT.

Credit Exposure — Oncor’s exposure to credit risk associated with accounts receivable totaled $146 million from affiliated customers and $214 million from unaffiliated customers as of December 31, 2007. The unaffiliated customer receivable amount is before the allowance for uncollectible accounts. The unaffiliated exposure of $214 million consists almost entirely of noninvestment grade trade accounts receivable. Oncor does not have any customers that represent more than 10% of the unaffiliated trade receivable amount at December 31, 2007.

Oncor is also exposed to credit risk associated with the note receivable from TCEH totaling $323 million ($34 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2007 (see Note 16 to Financial Statements for additional information).

FORWARD-LOOKING STATEMENTS

This report and other presentations made by Oncor contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that Oncor expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of Oncor’s business and operations (often, but not always, through the use of words or phrases such as “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimated”, “projection”, “target” and “outlook”), are forward-looking statements. Although Oncor believes that in making such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “Risk Factors” and the following important factors, among others, that could cause the actual results of Oncor to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the FERC and the PUCT, with respect to:

•	allowed rate of return;

•	permitted capital structure;

•	industry, market and rate structure;

•	recovery of investments;

•	acquisitions and disposals of assets and facilities;

•	operation and construction of facilities;

•	changes in tax laws and policies, and

•	changes in and compliance with environmental and safety laws and policies;

•	legal and administrative proceedings and settlements;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	commercial bank market and capital market conditions;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	the credit quality and/or inability of various counterparties to meet their financial obligations to Oncor;

•	general industry trends;

•	changes in technology used by and services offered by Oncor;

•	significant changes in Oncor’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to Oncor;

•	actions by credit rating agencies, and

•	the ability of Oncor to effectively execute its operational strategy.

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Oncor Electric Delivery Company LLC:

We have audited the accompanying consolidated balance sheets of Oncor Electric Delivery Company LLC and subsidiary (the “Company”) as of December 31, 2007 (successor) and 2006 (predecessor), and the related statements of consolidated income, comprehensive income, cash flows, membership interest and shareholder’s equity for the period from October 11, 2007 through December 31, 2007 (successor), the period from January 1, 2007 through October 10, 2007 (predecessor) and for the years ended December 31, 2006 and 2005 (predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oncor Electric Delivery Company LLC and subsidiary as of December 31, 2007 (successor) and 2006 (predecessor), and the results of their operations and their cash flows for the period from October 11, 2007 through December 31, 2007 (successor), the period from January 1, 2007 through October 10, 2007 (predecessor) and for the years ended December 31, 2006 and 2005 (predecessor), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financials statements, Oncor Electric Delivery Company, LLC was an indirect wholly owned subsidiary of EFH Corp. (formerly TXU Corp.), which was merged with Texas Energy Future Merger Sub Corp. on October 10, 2007. As a result, the periods presented in the accompanying financial statements reflect a new basis of accounting beginning October 11, 2007.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 31, 2008

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED INCOME

	Successor	Predecessor
	Period from October 11, 2007 through December 31, 2007	Period From January 1, 2007 through October 10, 2007
			Year Ended December 31,
			2006	2005
	(millions of dollars)
Operating revenues:
Affiliated	$209	$823	$1,139	$1,278
Nonaffiliated	324	1,144	1,310	1,116

Total operating revenues	533	1,967	2,449	2,394

Operating expenses:
Operation and maintenance	200	649	804	813
Depreciation and amortization	96	366	476	447
Income taxes	25	150	156	158
Taxes other than income	87	305	402	387

Total operating expenses	408	1,470	1,838	1,805

Operating income	125	497	611	589
Other income and deductions:
Other income (Note 17)	11	3	2	4
Other deductions (Note 17)	8	30	27	15
Nonoperating income taxes	6	9	14	16
Interest income	12	44	58	58
Interest expense and related charges (Note 17)	70	242	286	269

Net income	$64	$263	$344	$351

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Successor	Predecessor
	Period from October 11, 2007 through December 31, 2007	Period From January 1, 2007 through October 10, 2007
			Year Ended December 31,
			2006	2005
	(millions of dollars)
Net income	$64	$263	$344	$351

Other comprehensive income, net of tax effects:
Minimum pension liability adjustments (net of tax expense of $–, $–, $– and ($3))	—	—	—	5
Cash flow hedges — derivative value net losses reported in net income that relate to hedged transactions recognized in the period (net of tax expense of $– in all periods)	—	1	2	1

Comprehensive income	$64	$264	$346	$357

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Successor	Predecessor
	Period from October 11, 2007 through December 31, 2007	Period From January 1,2007 through October 10, 2007
			Year Ended December 31,
			2006	2005
	(millions of dollars)
Cash flows — operating activities:
Net income	$64	$263	$344	$351
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	95	366	473	447
Deferred income taxes and investment tax credits – net	70	17	22	(40)
Net gains on sale of assets	(1)	(3)	—	—
Bad debt expense	(2)	2	1	3
Stock-based incentive compensation expense	—	3	4	8
Recognition of losses on dedesignated cash flow hedges	—	2	2	2
Other, net	4	2	1	1
Changes in operating assets and liabilities:
Accounts receivable – trade (including affiliates)	39	(47)	3	(33)
Impact of accounts receivable sales program	(113)	27	(3)	26
Inventories	6	19	(22)	(20)
Accounts payable – trade (including affiliates)	(3)	8	(16)	33
Other – assets	(32)	(24)	(56)	(50)
Other – liabilities	(62)	47	(125)	141

Cash provided by operating activities	65	682	628	869

Cash flows — financing activities:
Issuance of long-term debt	—	800	—	—
Retirements of long-term debt	(832)	(264)	(93)	(182)
Increase (decrease) in short-term borrowings	895	(288)	622	51
Dividends to parent	—	(326)	(340)	—
Net increase (decrease) in advances from parent	—	(24)	2	(40)
Decrease in income tax-related note receivable from TCEH	9	24	39	40
Excess tax benefit on stock-based incentive compensation	15	—	14	9
Debt premium, discount, financing and reacquisition expenses – net	(1)	(10)	(4)	(5)

Cash provided by (used in) financing activities	86	(88)	240	(127)

Cash flows — investing activities:
Capital expenditures	(153)	(555)	(840)	(733)
Costs to remove retired property	(9)	(25)	(40)	(44)
Proceeds from sale of assets	1	4
Other	15	(2)	(2)	50

Cash used in investing activities	(146)	(578)	(882)	(727)

Net change in cash and cash equivalents	5	16	(14)	15
Cash and cash equivalents – beginning balance	17	1	15	—

Cash and cash equivalents – ending balance	$22	$17	$1	$15

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31, 2007	December 31, 2006
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$22	$1
Restricted cash	56	55
Trade accounts receivable from nonaffiliates — net (Note 8)	208	101
Trade accounts and other receivables from affiliates	180	192
Income taxes receivable from parent	29	—
Materials and supplies inventories — at average cost	51	76
Accumulated deferred income taxes	45	23
Prepayments	67	68
Other current assets	3	1

Total current assets	661	517

Investments and other property (Note 13)	106	93
Property, plant and equipment — net	8,069	7,608
Goodwill (Note 17)	4,894	25
Note receivable due from TCEH (Note 16)	289	323
Regulatory assets — net (Note 7)	1,305	2,028
Other noncurrent assets	110	115

Total assets	$15,434	$10,709

LIABILITIES AND MEMBERSHIP INTEREST
Current liabilities:
Short-term borrowings (Note 9)	$1,280	$673
Advances from parent	—	24
Long-term debt due currently	99	297
Trade accounts payable	129	91
Accrued income taxes payable to parent	—	31
Accrued taxes other than income	136	144
Accrued interest	72	73
Customers’ deposits	24	8
Other current liabilities	75	58

Total current liabilities	1,815	1,399

Accumulated deferred income taxes	1,354	1,461
Investment tax credits	47	52
Long-term debt, less amounts due currently (Note 10)	3,702	3,811
Other noncurrent liabilities and deferred credits	898	1,011

Total liabilities	7,816	7,734
Commitments and Contingencies (Note 11)
Membership interest (Note 12)	7,618	—
Shareholder’s equity (Note 12)	—	2,975

Total liabilities and shareholder’s equity/membership interest	$15,434	$10,709

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTEREST

Successor Period from October 11, 2007 through December 31, 2007

(millions of dollars)
Membership interest:
Balance at beginning of period (a)	$7,514
Investment by Texas Holdings	12
Settlement of incentive compensation plans	28
Net income	64

Total membership interest at end of period	$7,618

(a)	The beginning equity balance reflects the application of push-down accounting as a result of the Merger.

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED SHAREHOLDER’S EQUITY

	Predecessor
	Period From January 1,2007 through October 10, 2007
		Year Ended December 31,
		2006	2005
	(millions of dollars)
Common stock without par value (number of authorized shares — 100,000,000):
Balance at beginning of period-	$1,986	$1,952	$2,061
Effects of stock-based incentive compensation plans	18	19	18
Noncash contribution of pension-related assets	—	15	—
Noncash contribution of property assets	—	—	19
Noncash assumption of pension obligation (Note 12)	—	—	(146)

Balance at end of period (number of shares outstanding:
October 10, 2007 — 0; 2006 and 2005 — 48,864,775)	2,004	1,986	1,952

Retained earnings:
Balance at beginning of period	1,008	1,004	653
Net income	263	344	351
Dividends to parent	(326)	(340)	—
Effect of adoption of FIN 48	(9)	—	—
Other	1	—	—

Balance at end of period	937	1,008	1,004

Accumulated other comprehensive (loss), net of tax effects:
Minimum pension liability adjustment:
Balance at beginning of period	—	—	(5)
Change during the period	—	—	5

Balance at end of period	—	—	—

Cash flow hedges (SFAS 133):
Balance at beginning of period	(19)	(21)	(22)
Change during the period	1	2	1

Balance at end of period	(18)	(19)	(21)

Total accumulated other comprehensive (loss) at end of period	(18)	(19)	(21)

Total shareholder’s equity at end of period	$2,923	$2,975	$2,935

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Oncor is a wholly-owned subsidiary of Oncor Holdings, which is a wholly-owned subsidiary of Intermediate Holding, which is a wholly-owned subsidiary of EFH Corp. (formerly TXU Corp.). Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A significant portion of Oncor’s revenues represent fees for delivery services provided to TCEH.

Oncor’s consolidated financial statements include its wholly-owned, bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC. Oncor Electric Delivery Transition Bond Company LLC was organized for the limited purpose of issuing securitization (transition) bonds to recover generation-related regulatory asset stranded costs and other qualified costs.

With the closing of the Merger on October 10, 2007, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group. In connection with the Merger, Oncor was converted from a Texas corporation to a Delaware limited liability company under the laws of the States of Texas and Delaware.

As part of the Merger, to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group, various legal, financial and contractual provisions were implemented. Such “ring-fencing” measures included, among other things: TXU Electric Delivery Company’s name change to Oncor Electric Delivery Company; the formation of a new special purpose holding company for Oncor, Oncor Holdings, as one of the Oncor Ring-Fenced Entities; the conversion of Oncor from a corporation to a limited liability company; maintenance of separate books and records for the Oncor Ring-Fenced Entities; changes to Oncor’s corporate governance provisions; appointment of a majority of independent directors to Oncor’s board of directors; physical separation of Oncor’s headquarters from the Luminant entities and TXU Energy; amendments to contracts between the Oncor Ring-Fenced Entities and the Texas Holdings Group, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and the Luminant entities, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of the Texas Holdings Group.

Oncor is managed as an integrated business; consequently, there are no separate reportable business segments.

Basis of Presentation

The consolidated financial statements of Oncor have been prepared in accordance with US GAAP. The accompanying consolidated statements of earnings and cash flows present results of operations and cash flows of Oncor for periods preceding the Merger (Predecessor) and for periods subsequent to the Merger (Successor). The consolidated financial statements of the Predecessor have been prepared on the same basis as the audited financial statements included in Oncor’s Annual Report on Form 10-K for the year ended December 31, 2006 with the exception of the adoption of FIN 48. The consolidated financial statements of the Successor reflect the application of purchase accounting. All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Use of Estimates

Preparation of Oncor’s financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including fair value adjustments. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

Purchase Accounting

The Merger has been accounted for under purchase accounting, whereby the total purchase price of the transaction was allocated to EFH Corp.’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values, and the excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The allocation resulted in a significant amount of goodwill, a portion of which was assigned to Oncor. See Note 2 for details regarding the effect of purchase accounting.

Derivative Instruments and Mark-to-Market Accounting

Oncor has from time to time entered into derivative instruments, referred to as interest rate swaps, to hedge interest rate risk. If the instrument meets the definition of a derivative under SFAS 133, the fair value of each derivative is required to be recognized on the balance sheet as a derivative asset or liability and changes in the fair value recognized in net income, unless criteria for certain exceptions are met. This recognition is referred to as “mark-to-market” accounting. Under the exception criteria of SFAS 133, Oncor may elect to designate derivatives as a cash flow or fair value hedge.

Because derivative instruments are frequently used as economic hedges, SFAS 133 allows the designation of these hedges as cash flow or fair value hedges provided certain conditions are met. A cash flow hedge mitigates the risk associated with variable future cash flows (e.g., debt with variable interest rate payments), while a fair value hedge mitigates risk associated with fixed future cash flows (e.g., debt with fixed interest rate payments). In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income to the extent the hedges are effective. Amounts remain in accumulated other comprehensive income, unless the underlying transactions become probable of not occurring, and are reclassified into net income as the underlying transactions (hedged items) settle and affect net income. Fair value hedges are recorded as derivative assets or liabilities with an offset to net income, and the carrying value of the underlying asset or liability (hedged item) is adjusted for the change in fair value with an offset to net income. If the fair value hedge is settled prior to the maturity of the hedged item, the cumulative fair value gain or loss is amortized into income over the remaining life of the hedged item. To qualify for hedge accounting, a hedge must be considered highly effective in offsetting changes in fair value of the hedged item. Assessment of the hedge’s effectiveness is tested at least quarterly throughout its term to continue to qualify for hedge accounting. Hedge ineffectiveness, even if the hedge continues to be assessed as effective, is recognized in net income in the current period. Ineffectiveness is generally measured as the cumulative excess, if any, of the change in value of the hedging instrument over the change in value of the hedged item.

Revenue Recognition

Oncor records revenue for delivery services under the accrual method of accounting. Revenues are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimate for revenues earned from the meter reading date to the end of the period with an adjustment for the impact of weather and other factors on unmetered sales (unbilled revenue).

Impairment of Goodwill and Other Intangible Assets

Oncor evaluates goodwill for impairment at least annually (as of October 1) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The impairment tests performed are based on discounted cash flow analyses. No goodwill impairment has been recognized in results of operations. See Note 17 for details of goodwill and other intangible assets.

System of Accounts

The accounting records of Oncor have been maintained in accordance with the FERC Uniform System of Accounts as adopted by the PUCT.

Defined Benefit Pension Plans and Other Postretirement Employee Benefit Plans

Oncor participates in an EFH Corp. pension plan that offers benefits based on either a defined benefit formula or a cash balance formula and also offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from Oncor. Costs of pension and OPEB plans are determined in accordance with SFAS 87 and SFAS 106 and are dependent upon numerous factors, assumptions and estimates. Effective December 31, 2006, Oncor adopted SFAS 158, as required. See Note 14 for details with respect to the adoption of this standard and other information regarding pension and OPEB plans.

Stock-Based Incentive Compensation

Prior to the Merger, EFH Corp. provided discretionary awards payable in its common stock to qualified managerial employees of Oncor under EFH Corp.’s shareholder-approved long-term incentive plans. Oncor recognized expense for these awards based on the provisions of SFAS 123R, which provides for the recognition of stock-based compensation expense over the vesting period based on the grant-date fair value of those awards. See Note 15 for information regarding stock-based incentive compensation.

Fair Value of Nonderivative Financial Instruments

The carrying amounts for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments. The fair values of other financial instruments, for which carrying amounts and fair values have not been presented, are not materially different than their related carrying amounts.

Franchise Taxes

Franchise taxes are not a “pass through” item such as sales and excise taxes. Franchise taxes are assessed to Oncor by local governmental bodies, based on kWh delivered and are recorded as an expense. Rates charged to customers by Oncor are intended to recover the taxes, but Oncor is not acting as an agent to collect the taxes from customers.

Income Taxes

EFH Corp. files a consolidated federal income tax return, and federal income taxes were allocated to subsidiaries based on their respective taxable income or loss. In connection with the Merger, Oncor, Oncor Holdings and EFH Corp. entered into a tax sharing agreement, retroactive to January 1, 2007, that provides, among other things, for the allocation of tax liability to each of Oncor Holdings and Oncor substantially as if these entities were stand-alone corporations and requires tax payments determined on that basis (without duplication for taxes paid by a subsidiary of Oncor or Oncor Holdings). Investment tax credits are amortized to income over the estimated lives of the related properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Certain provisions of SFAS 109 provide that regulated enterprises are permitted to recognize deferred taxes as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

Prior to 2007, Oncor generally accounted for uncertainty related to positions taken on tax returns based on the probable liability approach consistent with SFAS 5. Effective January 1, 2007, the company adopted FIN 48 as discussed below under “Changes in Accounting Standards” and in Note 5.

Cash Equivalents

For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. See Note 13 for more details regarding restricted cash.

Property, Plant and Equipment

Properties are stated at original cost. The cost of self-constructed property additions includes materials and both direct and indirect labor and applicable overhead and an allowance for funds used during construction.

Depreciation of Oncor’s property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties based on depreciation rates approved by the PUCT. Depreciation rates include plant removal costs as a component of depreciation expense, consistent with regulatory treatment. As is common in the industry, Oncor records depreciation expense using composite depreciation rates that reflect blended estimates of the lives of major asset components as compared to depreciation expense calculated on an asset-by-asset basis.

Allowance For Funds Used During Construction (AFUDC)

AFUDC is a regulatory cost accounting procedure whereby both interest charges on borrowed funds and a return on equity capital used to finance construction are included in the recorded cost of utility plant and equipment being constructed. AFUDC is capitalized on all projects involving construction periods lasting greater than thirty days. See Note 17 for detail of amounts.

Regulatory Assets and Liabilities

The financial statements of Oncor reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS 71. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Note 7 for details of regulatory assets and liabilities.

Changes in Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies in situations where other accounting pronouncements either permit or require fair value measurements. SFAS 157 does not require any new fair value measurements. Although the statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, it may be adopted early. On October 11, 2007, effective with the closing of the Merger, Oncor early-adopted SFAS 157 for assets and liabilities recorded at fair value on a recurring basis. The adoption of SFAS 157 also reflects the application of FSP 157-2, “Effective Date of FASB Statement No. 157”, which was issued by the FASB in February 2008 and delays until financial statements issued after December 15, 2008 the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Oncor does not expect SFAS 157 to have a material impact on its financial statements.

Effective January 1, 2007, Oncor adopted FIN 48 as required. FIN 48 provides clarification of SFAS 109 with respect to the recognition of income tax benefits of uncertain tax positions in the financial statements. The adoption also reflects the application of FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, which provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. See Note 5 for the impacts of adopting FIN 48 and required disclosures.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. SFAS 141R will significantly change the accounting for business combinations and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited, so the new rule has not impacted purchase accounting related to the Merger. Oncor is evaluating whether certain aspects of SFAS 141R could impact the accounting for the Merger in future periods.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and will require noncontrolling interests (now called minority interests) in subsidiaries initially to be measured at fair value and classified as a separate component of equity. Provisions are to be applied prospectively. Early adoption is prohibited. While EFH Corp. has announced its intention to sell up to 20% of its interest in Oncor, Oncor currently has no material noncontrolling interests.

2.	FINANCIAL STATEMENT EFFECTS OF THE MERGER

EFH Corp. accounted for the Merger under purchase accounting in accordance with the provisions of SFAS 141, whereby the total purchase price of the transaction was allocated to EFH Corp.’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values as of October 10, 2007. As a result of cost-based regulatory rate-setting processes, the book value of the majority of Oncor’s assets and liabilities effectively represents fair value, and no adjustments to the carrying value of those regulated assets or liabilities were recorded. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill, of which $4.9 billion was assigned to Oncor. The goodwill amount assigned to Oncor was based on the relative enterprise value of the business at the Merger date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (billions of dollars):

Purchase price assigned to Oncor		$7.6
Property, plant and equipment	7.9
Regulatory assets - net	1.3
Other assets	1.3

Total assets acquired	10.5

Short-term borrowings and long-term debt	5.1
Deferred tax liabilities	1.4
Other liabilities	1.3

Total liabilities assumed	7.8
Net identifiable assets acquired		2.7

Goodwill		$4.9

The purchase price allocation at December 31, 2007 is substantially complete. Based upon analysis completed to date, EFH Corp. and Oncor management do not expect any material changes in fair value estimates recorded; however, additional analysis with respect to the value of certain assets and contractual arrangements could result in a change in the total amount of goodwill and thus change the goodwill amount assigned to Oncor.

The statements of consolidated income and cash flows for 2007 present Predecessor results from January 1 through October 10 and Successor results from October 11 through December 31.

As part of purchase accounting, the carrying value of certain generation-related regulatory assets securitized by transition bonds, which have been reviewed and approved by the PUCT for recovery but without earning a rate of return, was reduced by $213 million and the Successor will accrete this amount to other income over the remaining nine-year recovery period. The related securitization (transition) bonds were also fair valued and the resulting discount of $12 million will be amortized to interest expense over the remaining nine-year life of the bonds.

3.	STIPULATION APPROVED BY THE PUCT

Oncor and Texas Holdings agreed to the terms of a stipulation, which was conditional upon completion of the Merger, with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger. In February 2008, the PUCT entered a final order approving the stipulation.

In addition to commitments Oncor made in its filings in the PUCT review, the stipulation includes the following provisions, among others:

•

Oncor will provide a one-time $72 million credit to its REP customers. While the credit will be provided to REPs, the intent of the parties to the agreement is that the credit will be passed through to end-use retail consumers, and only those REPs that agree to do so will receive their portion of the credit. The credit will be provided in summer 2008, and this amount has been recorded as a regulatory liability as part of purchase accounting and consistent with SFAS 71.

•	Consistent with the 2006 cities rate settlement, Oncor will file a system-wide rate case no later than July 1, 2008 based on a test-year ended December 31, 2007.

•

Oncor agreed not to request recovery of approximately $56 million of regulatory assets related to self-insurance reserve costs and 2002 restructuring expenses. These regulatory assets were eliminated as part of purchase accounting.

•

The dividends paid by Oncor will be limited through December 31, 2012, to an amount not to exceed Oncor’s net income (determined in accordance with GAAP, subject to certain defined adjustments) for the period beginning October 11, 2007 and ending December 31, 2012 and are further limited by an agreement that Oncor’s regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.

•	Oncor committed to minimum capital spending of $3.6 billion over the five-year period ending December 31, 2012, subject to certain defined conditions.

•

Oncor committed to an additional $100 million in spending over the five-year period ending December 31, 2012 on demand side management or other energy efficiency initiatives. These additional expenditures will not be recoverable in rates, and this amount has been recorded as a regulatory liability as part of purchase accounting and consistent with SFAS 71.

•	If Oncor’s credit rating is below investment grade with two or more rating agencies, TCEH will post a letter of credit in an amount of $170 million to secure TXU Energy’s payment obligations to Oncor.

•	Oncor agreed not to request recovery of the $4.9 billion of goodwill resulting from purchase accounting or any future impairment of the goodwill in its rates.

4.	CITIES RATE SETTLEMENT IN 2006

In January 2006, Oncor agreed with a steering committee representing 108 cities in Texas (Cities) to defer the filing of a system-wide rate case with the PUCT to no later than July 1, 2008 (based on a test year ending December 31, 2007), unless the Cities and Oncor mutually agree that such a filing is unnecessary. Oncor extended the benefits of the agreement to 292 nonlitigant cities. Based on the final agreements, including the participation of the nonlitigant cities, payments to the cities are estimated to total approximately $70 million, including incremental franchise taxes.

This amount is being recognized in earnings over the period from May 2006 through June 2008. Amounts recognized totaled $8 million for the period October 11, 2007 through December 31, 2007, $25 million for the period January 1, 2007 through October 10, 2007 and $18 million in 2006, of which $6 million, $20 million and $13 million, respectively, is reported in other deductions (see Note 17), and the remainder as taxes other than income.

5.	ADOPTION OF NEW INCOME TAX ACCOUNTING RULES (FIN 48)

FIN 48 requires that each tax position be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable. Oncor applied FSP FIN 48-1 to determine if each tax position was effectively settled for the purpose of recognizing previously uncertain tax positions. Oncor completed its review and assessment of uncertain tax positions and in the quarter ended March 31, 2007 recorded a net charge to retained earnings and an increase to noncurrent liabilities of $9 million in accordance with the new accounting rule.

EFH Corp. and its subsidiaries file income tax returns in US federal, state and foreign jurisdictions and are subject to examinations by the IRS and other taxing authorities. Examinations of income tax returns filed by EFH Corp. and any of its subsidiaries for the years ending prior to January 1, 1997, with few exceptions, are complete. Texas franchise tax return periods under examination or still open for examination range from 2002 to 2006.

The IRS completed its examination of EFH Corp.’s US income tax returns for the years 1997 through 2002, and proposed adjustments were received in July 2007. EFH Corp. filed an appeal of the proposed adjustments in the third quarter of 2007. The proposed adjustments received from the IRS with respect to the 1997-2002 income tax returns do not materially affect EFH Corp.’s assessment of uncertain tax positions as reflected in the amounts recorded upon adoption of FIN 48.

Oncor classifies interest and penalties related to uncertain tax positions as income tax expense. The amount of interest and penalties included in income tax expense totaled $2 million for the period October 11, 2007 through December 31, 2007 and $3 million for the period January 1, 2007 through October 10, 2007. Noncurrent liabilities included a total of $12 million in accrued interest at December 31, 2007. (All interest amounts are after-tax.)

The following table summarizes the changes to the uncertain tax positions, reported in other noncurrent liabilities in the consolidated balance sheet, during the year ended December 31, 2007:

Balance at January 1, 2007, excluding interest and penalties	$80
Additions based on tax positions related to prior years	38
Reductions based on tax positions related to prior years	(15)
Additions based on tax positions related to the current year	8
Reductions related to the lapse of the tax statute of limitations	—

Balance at December 31, 2007, excluding interest and penalties	$111

Of the balance at December 31, 2007, $97 million represents tax positions for which the uncertainty relates to the timing of recognition in tax returns. The disallowance of such positions would not affect the effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

With respect to tax positions for which the ultimate deductibility is uncertain (permanent items), should EFH Corp. sustain such positions on income tax returns previously filed, liabilities recorded would be reduced by $10 million, resulting in increased net income and a favorable impact on the effective tax rate.

Oncor does not expect that the total amount of uncertain tax positions for the positions assessed as of the date of the adoption will significantly increase or decrease within the next 12 months. To the extent any uncertain tax positions related to permanent items are resolved prior to January 1, 2009, the effects would be recorded to goodwill and not in the income statement in accordance with SFAS 141. Upon adoption of SFAS 141R on January 1, 2009, resolution of permanent items will be recorded in the income statement and affect the effective tax rate.

6.	INCOME TAXES

The components of Oncor’s income tax expense are as follows:

	Successor	Predecessor
	Period from October 11, 2007 through December 31, 2007	Period From January 1, 2007 through October 10, 2007
			Year Ended December 31,
			2006	2005
Reported in operating expenses
Current:
US federal	$(46)	$116	$127	$189
State	—	12	6	7
Deferred:
US federal	74	26	28	(33)
State	(2)	—	—	—
Amortization of investment tax credits	(1)	(4)	(5)	(5)

Total	25	150	156	158

Reported in other income and deductions:
Current:
US federal	7	8	18	16
State	—	1	(3)	1
Deferred federal	(1)	—	(1)	(1)

Total	6	9	14	16

Total income tax expense	$31	$159	$170	$174

Reconciliation of income taxes computed at the federal statutory rate to income tax expense:

	Successor	Predecessor
	Period from October 11, 2007 through December 31, 2007	Period From January 1, 2007 through October 10, 2007
			Year Ended December 31,
			2006	2005
Income before income taxes	$95	$422	$514	$525

Income taxes at the US federal statutory rate of 35%	$33	$148	$180	$184
Amortization of investment tax credits – net of deferred tax effect	(1)	(4)	(5)	(5)
Amortization (under regulatory accounting) of statutory tax rate changes	(1)	(3)	(7)	(7)
State income taxes, net of federal tax benefit	(1)	8	4	5
Medicare subsidy	(2)	(5)	(6)	(7)
Other, including audit settlements	3	15	4	4

Income tax expense	$31	$159	$170	$174

Effective tax rate	32.6%	37.7%	33.1%	33.1%

The components of Oncor’s deferred income tax assets and deferred income tax liabilities are as follows:

	Successor			Predecessor
	December 31, 2007			December 31, 2006
	Total	Current	Noncurrent	Total	Current	Noncurrent
Deferred Income Tax Assets
Employee benefit liabilities	$328	$7	$321	$382	$—	$382
Alternative minimum tax credit carryforwards	65	35	30	110	35	75
Regulatory liabilities	111	—	111	43	—	43
Other	7	3	4	—	—	—

Total deferred tax assets	511	45	466	535	35	500

Deferred Income Tax Liabilities
Property, plant and equipment	1,138	—	1,138	1,117	—	1,117
Regulatory assets	680	—	680	837	—	837
Other	2	—	2	19	12	7

Total deferred tax liability	1,820	—	1,820	1,973	12	1,961

Net Deferred Tax (Asset) Liability	$1,309	$(45)	$1,354	$1,438	$(23)	$1,461

At December 31, 2007, Oncor had $65 million of alternative minimum tax (AMT) credit carryforwards available to offset future tax payments. The AMT credit carryforwards have no expiration date.

See Note 5 for discussion regarding the implementation of FIN 48, which addresses accounting for uncertain tax positions.

7.	REGULATORY ASSETS AND LIABILITIES

Regulatory Assets and Liabilities

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Regulatory assets
Generation-related regulatory assets securitized by transition bonds	$967	$1,316
Employee retirement costs	265	461
Storm-related service recovery (self insurance reserve) costs	149	138
Securities reacquisition costs	105	112
Recoverable deferred income taxes — net	84	90
Employee severance costs	20	43
Other	3	1

Total regulatory assets	1,593	2,161

Regulatory liabilities
Credit due REPs under PUCT stipulation	72	—
Committed spending for demand side management initiatives	100	—
Investment tax credit and protected excess deferred taxes	55	63
Over-collection of securitization (transition) bond revenues	34	34
Nuclear decommissioning cost over-recovery	13	17
Other regulatory liabilities	14	19

Total regulatory liabilities	288	133

Net regulatory assets	$1,305	$2,028

Regulatory assets that have been reviewed and approved by the PUCT and are not earning a return totaled $997 million and $1.3 billion at December 31, 2007 and 2006, respectively, including the generation-related regulatory assets securitized by transition bonds that have a remaining recovery period of nine years. As part of purchase accounting, the carrying value of the generation-related regulatory assets was reduced by $213 million, and this amount will be accreted to other income over the remaining nine-year recovery period. See Note 3 for discussion of effects on regulatory assets and liabilities of the stipulation approved by the PUCT.

Other regulatory assets totaling $446 million have not been reviewed by the PUCT but are deemed by management to be probable of recovery.

8.	TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

Sale of Receivables

Oncor participated in an accounts receivable securitization program established by EFH Corp. for certain of its subsidiaries, the activity under which was accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, Oncor sold trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sold undivided interests in those purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). In connection with the Merger, the accounts receivable securitization program was amended. Concurrently, the financial institutions required that Oncor repurchase all of the receivables it had previously sold to TXU Receivables Company, which totaled $254 million. Oncor funded such repurchases through borrowings under its credit facility of $113 million, and the related subordinated note receivable from TXU Receivables Company in the amount of $141 million was canceled. Oncor is no longer a participant in the accounts receivable securitization program.

Prior to the Merger, new trade receivables under the program generated by Oncor were continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflected seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in delivery fees and volumes. TXU Receivables Company issued subordinated notes payable to Oncor for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to Oncor that was funded by the sale of the undivided interests. The balance of the subordinated notes issued to Oncor, which is reported in trade accounts receivable, was $52 million at December 31, 2006.

The discount from face amount on the purchase of receivables principally funded program fees paid by TXU Receivables Company to the funding entities. The discount also funded a servicing fee paid by TXU Receivables Company to EFH Corporate Services Company, a direct subsidiary of EFH Corp., but the amounts were immaterial. The program fees, referred to as losses on sale of the receivables under SFAS 140, consisted primarily of interest costs on the underlying financing. These fees represented essentially all of the net incremental costs of the program to Oncor and are reported in operation and maintenance expenses. Fee amounts were as follows:

	Period From January 1, 2007 through October 10, 2007
		Year Ended December 31,
		2006	2005
Program fees	$6	$6	$3
Program fees as a percentage of average funding (annualized)	6.4%	5.8%	4.0%

Funding under the program decreased $86 million to zero in 2007 with Oncor’s exit from the program, decreased $3 million to $86 million in 2006 and increased $26 million to $89 million in 2005. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable balance approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to Oncor in 2007, 2006 and 2005 were as follows:

	Successor (a)	Predecessor
	Period from October 11, 2007 through December 31, 2007	Period From January 1, 2007 through October 10, 2007
			Year Ended December 31,
			2006	2005
Cash collections on accounts receivable	$—	$1,082	$1,229	$970
Face amount of new receivables purchased	—	(1,156)	(1,231)	(998)
Discount from face amount of purchased receivables	—	5	6	3
Program fees paid	—	(6)	(6)	(3)
Increase in subordinated notes payable	—	48	5	2
Repurchase of receivables previously sold	113	—	—	—

Operating cash flows used by (provided to) Oncor under the program	$113	$(27)	$3	$(26)

(a)	Represents final activities related to Oncor’s exit from the sale of receivables program.

Trade Accounts Receivable

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Gross trade accounts receivable	$361	$347
Trade accounts receivable from TCEH	(147)	(155)
Undivided interests in accounts receivable sold by TXU Receivables Company	—	(138)
Subordinated notes receivable from TXU Receivables Company	—	52
Allowance for uncollectible accounts (a)	(6)	(5)

Trade accounts receivable from nonaffiliates — net	$208	$101

(a)	Allowances of $1 million related to receivables sold reported in other current liabilities at December 31, 2006.

Gross trade accounts receivable at December 31, 2007 and 2006 included unbilled revenues of $137 million and $118 million, respectively.

9.	SHORT-TERM FINANCING

Short-term Borrowings — At December 31, 2007 and 2006, the outstanding short-term borrowings of Oncor consisted of the following:

	Successor		Predecessor
	December 31, 2007		December 31, 2006
	Outstanding Amount	Interest Rate (a)	Outstanding Amount	Interest Rate (a)
Borrowings under credit facility	$1,280	5.70%	$—	—
Commercial paper	—	—	673	5.53%

Total	$1,280		$673

(a)	Weighted average interest rate at the end of the period.

All commercial paper borrowings matured prior to the Merger. The commercial paper program provides for the issuance of up to $1.0 billion of commercial paper and is effectively supported by the new credit facility discussed below. There is no contractual obligation under the program to maintain equivalent availability under the new credit facility.

On October 10, 2007, TCEH and Oncor repaid in full all outstanding borrowings totaling $2.4 billion (of which Oncor’s portion was $385 million) together with interest and all other amounts due in connection with such repayment under the $6.5 billion of credit facilities terminated in connection with the Merger.

Oncor Revolving Credit Facility — On October 10, 2007, Oncor entered into a $2.0 billion revolving credit facility to be used for working capital and general corporate purposes, including issuances of commercial paper and letters of credit. Oncor may request increases in the commitments under the facility in any amount up to $500 million, subject to the satisfaction of certain conditions. None of the borrowings under this facility were used to fund the Merger.

Borrowings under this facility totaled $1.280 billion at December 31, 2007, primarily representing the funding of the repayment on October 10, 2007 of $113 million of accounts receivable previously sold, $385 million of borrowings under Oncor’s pre-Merger credit facilities and $800 million aggregate principal amount of floating rate senior notes required to be repaid as a result of the Merger. This facility is a revolving credit facility, which means that amounts borrowed under the facility, once repaid, can be reborrowed by Oncor from time to time until October 10, 2013.

Borrowings bear interest at per annum rates equal to, at Oncor’s option, (i) adjusted LIBOR plus a spread of 0.275% to 0.800% (depending on the rating assigned to Oncor’s senior secured debt) or (ii) a base rate (the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds effective rate plus 0.50%). Based on Oncor’s current ratings, its LIBOR-based borrowings will bear interest at LIBOR plus 0.575%.

A facility fee is payable at a rate per annum equal to 0.100% to 0.200% (depending on the rating assigned to Oncor’s senior secured debt) of the commitments under the facility. Based on Oncor’s current ratings, its facility fee is 0.175%. A utilization fee is payable on the average daily amount of borrowings in excess of 50% of the commitments under the facility at a rate per annum equal to 0.125% per annum.

The facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, Oncor and its subsidiaries from, among other things:

•	incurring additional liens;

•	entering into mergers and consolidations;

•	selling assets, and

•	making acquisitions and investments in subsidiaries.

In addition, the facility requires that Oncor maintain a consolidated senior debt to capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.

The facility contains certain customary events of default for facilities of this type, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments.

10.	LONG-TERM DEBT

At December 31, 2007 and 2006, the long-term debt of Oncor consisted of the following:

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Oncor
6.375% Fixed Senior Notes due May 1, 2012	$700	$700
7.000% Fixed Senior Notes due May 1, 2032	500	500
6.375% Fixed Senior Notes due January 15, 2015	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
5.000% Fixed Debentures due September 1, 2007	—	200
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(15)	(16)

Total Oncor	2,835	3,034
Oncor Electric Delivery Transition Bond Company LLC (a)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	—	8
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	93	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	99	158
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total Oncor Electric Delivery Transition Bond Company LLC	978	1,074
Unamortized fair value discount related to transition bonds	(12)	—

Total consolidated	3,801	4,108
Less amount due currently	(99)	(297)

Total long-term debt	$3,702	$3,811

(a)	These bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.

The transition bonds, which secured regulatory assets not earning a return, were fair valued as a result of purchase accounting.

Debt-Related Activity in 2007 — In March 2007, Oncor issued floating rate senior notes with an aggregate principal amount of $800 million with a floating rate based on LIBOR plus 37.5 basis points. The notes were to mature in September 2008, but in accordance with their terms, were redeemed upon closing of the Merger.

Other retirements of debt in 2007 totaling $296 million represented payments at scheduled maturity dates and included $200 million of maturing fixed-rate debentures and $96 million of scheduled transition bond principal payments.

Debt Retirements in 2006 — Retirements of long-term debt in 2006, totaling $93 million, represented transition bond principal payments at scheduled maturity dates.

Maturities — Transition bonds scheduled payments and long-term debt maturities are as follows:

Year
2008	$99
2009	103
2010	108
2011	113
2012	819
Thereafter	2,586
Unamortized fair value discount	(12)
Unamortized discount	(15)

Total	$3,801

11.	COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2007, future minimum lease payments under operating leases (with initial or remaining noncancelable lease terms in excess of one year) were as follows:

Year
2008	$5
2009	5
2010	4
2011	4
2012	4
Thereafter	5

Total future minimum lease payments	$27

Rent charged to operation and maintenance expense totaled $3 million for the period October 11, 2007 through December 31, 2007, $7 million for the period January 1, 2007 through October 10, 2007 and $13 million and $18 million for the years ended December 31, 2006 and 2005, respectively.

Legal Proceedings

Oncor is involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

Capital Expenditures

Oncor and Texas Holdings agreed to the terms of a stipulation with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger. As one of the provisions of this stipulation, Oncor committed to minimum capital spending of $3.6 billion over the five-year period ending December 31, 2012, subject to certain defined conditions. See Note 3 for additional information regarding the stipulation with the PUCT.

Labor Contracts

Certain Oncor employees are represented by a labor union and covered by a collective bargaining agreement that expired in January 2008. A new three-year labor contract was ratified in February 2008. This new labor contract will not have a material effect on Oncor’s financial position, results of operations or cash flows.

Environmental Contingencies

Oncor must comply with environmental laws and regulations applicable to the handling and disposal of hazardous waste. Oncor is in compliance with all current laws and regulations; however, the impact, if any, of changes to existing regulations or the implementation of new regulations is not determinable. The costs to comply with environmental regulations can be significantly affected by the following external events or conditions:

•	changes to existing state or federal regulation by governmental authorities having jurisdiction over control of toxic substances and hazardous and solid wastes, and other environmental matters; and

•	the identification of additional sites requiring clean-up or the filing of other complaints in which Oncor may be asserted to be a potential responsible party.

Guarantees

Oncor has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions.

Oncor is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At December 31, 2007, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $18 million. These leased assets consist primarily of vehicles used in distribution activities. The average life of the lease portfolio is approximately three years.

12.	MEMBERSHIP INTEREST

Successor

In connection with the Merger, Oncor was converted from a Texas corporation to a Delaware limited liability company under the laws of the States of Texas and Delaware and accordingly, its 49 million shares of common stock were converted into a single membership interest.

See Note 3 for discussion of distribution restrictions established as a result of the stipulation approved by the PUCT.

In March 2008, Oncor paid a cash distribution of $57 million to Oncor Holdings. The distribution was declared by the board of directors in February 2008.

As a result of the Merger, all outstanding unvested stock-based incentive compensation awards previously granted by EFH Corp. to Oncor employees vested and such employees became entitled to receive the $69.25 per share Merger consideration. The settlement of these awards totaled $24 million and was accounted for as an equity contribution from EFH Corp., as was the settlement of $4 million of cash incentive compensation awards.

In connection with the Merger, Texas Holdings paid a $12 million fee related to Oncor’s $2 billion revolving credit facility. Such payment was accounted for as an investment by Texas Holdings.

Predecessor

No shares of Oncor’s common stock were held by or for its own account, nor were any shares of such capital stock reserved for its officers and employees or for options, warrants, conversions and other rights in connection therewith.

Under SFAS 123R, expense related to EFH Corp.’s stock-based incentive compensation awards granted to Oncor’s employees is accounted for as a noncash capital contribution from EFH Corp. Accordingly, Oncor recorded a credit to its common stock account of $3 million in the period January 1, 2007 through October 10, 2007, and $5 million and $9 million for the years ended December 31, 2006 and 2005, respectively.

Oncor recorded a credit to common stock of $15 million in the period January 1, 2007 through October 10, 2007, $14 million in the year 2006 and $9 million in the year 2005 arising from the excess tax benefit generated by the distribution date value of the stock-based incentive awards exceeding the reported compensation expense. The $15 million credit (benefit) in 2007 was realized in the Successor period in conjunction with a tax payment to EFH Corp.

Effective January 1, 2005, Oncor and TCEH entered into an agreement whereby Oncor assumed responsibility for pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility, which in addition to its own employees consists largely of active and retired personnel engaged in TCEH’s activities, related to service of those additional personnel prior to the deregulation and disaggregation of EFH Corp.’s business. (See Note 14 for additional information related to this agreement.) In connection with this agreement, Oncor recorded a $15 million credit to its common stock account in 2006 for the noncash contribution of pension-related assets and a $146 million charge to common stock in 2005 for the noncash assumption of the pension obligation.

In 2005, $19 million of property assets were transferred at book value to Oncor through a capital contribution.

In 2006, Oncor distributed its mineral interests in natural gas and oil to EFH Corp. in the form of a dividend. The dividend was recorded at the book value of the interests, which was zero. These mineral interests were acquired as part of land purchases over the years to support the expansion of the transmission and distribution system and not for the mineral development, and no value was attributed to the mineral interests at the time of acquisition.

During 2007, Oncor declared and paid the following dividends to EFH Corp.:

Declaration Date	Payment Date	Dividend Amount
October 1, 2007	October 2, 2007	$75
July 1, 2007	July 2, 2007	$75
April 1, 2007	April 2, 2007	$88
January 1, 2007	January 2, 2007	$88

13.	INVESTMENTS AND OTHER PROPERTY

The investments and other property balance consists of the following:

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Assets related to employee benefit plans, principally employee savings programs	$77	$68
Restricted cash	17	17
Investment in unconsolidated affiliates	10	4
Land	2	4

Total investments and other property	$106	$93

Assets Related to Employee Benefit Plans

The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans. EFH Corp. pays the premiums and is the beneficiary of these life insurance policies. As of December 31, 2007 and 2006, the face amount of these policies totaled $168 million and $171 million, and the net cash surrender values totaled $68 million and $59 million, respectively. Changes in cash surrender value are netted against premiums paid. Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

Capgemini Agreement

In May 2004, Oncor entered into a services agreement with Capgemini to outsource certain support activities. As part of the agreement, Capgemini was provided a royalty-free right, under an asset license arrangement, to use EFH Corp.’s information technology assets, consisting primarily of computer software. EFH Corp. obtained a 2.9% limited partnership interest in Capgemini in exchange for the asset license. EFH Corp. has the right to sell (the put option) its interest and the licensed software to Cap Gemini North America Inc. for $200 million, plus its share of Capgemini’s undistributed earnings, upon expiration of the services agreement or earlier upon the occurrence of certain events. Cap Gemini North America Inc. has the right to purchase these interests under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million and is being accounted for on the cost method.

Oncor recorded its share of the fair value of the put option, estimated at $51 million, in other noncurrent assets. Of this amount, $49 million was recorded as a reduction to the carrying value of the licensed software, and the balance, which represents the fair value of the assumed cash distributions and gains while holding the partnership interest, was recorded as a noncurrent deferred credit. This accounting is in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreement, as well as payments under the put option.

Restricted Cash

	Successor		Predecessor
	At December 31, 2007		At December 31, 2006
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Customer collections related to securitization (transition) bonds used only to service debt and pay expenses	$56	$—	$55	$—
Reserve for fees associated with transition bonds	—	10	—	10
Reserve for shortfalls of transition bond charges	—	7	—	7

Total restricted cash	$56	$17	$55	$17

14.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

Pension Plan

Oncor is a participating employer in the EFH Retirement Plan (Retirement Plan), a defined benefit pension plan sponsored by EFH Corp. The Retirement Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code) and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Employees are eligible to participate in the Retirement Plan upon their completion of one year of service and the attainment of age 21. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a Cash Balance Formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits or (ii) a Traditional Retirement Plan Formula based on years of service and the average earnings of the three years of highest earnings. The interest component of the Cash Balance Formula is variable and is determined using the yield on 30-year Treasury bonds.

All eligible employees hired after January 1, 2001 participate under the Cash Balance Formula. Certain employees who, prior to January 1, 2002, participated under the Traditional Retirement Plan Formula, continue their participation under that formula. Under the Cash Balance Formula, future increases in earnings will not apply to prior service costs. It is EFH Corp.’s policy to fund the plans on a current basis to the extent deductible under existing federal tax regulations.

Oncor also participates in EFH Corp.’s supplemental retirement plans for certain employees, whose retirement benefits cannot be fully earned under the qualified Retirement Plan, the information for which is included below.

Other Postretirement Employee Benefits (OPEB) Plan

Oncor participates with EFH Corp. and certain other affiliated subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree’s age and years of service.

Adoption of SFAS 158

In September 2006, the FASB issued SFAS 158, which was adopted by Oncor effective December 31, 2006, as required. SFAS 158 requires reporting in the balance sheet of the funded status of defined benefit pension and OPEB plans. Periodic pension and OPEB costs continue to be determined in accordance with SFAS 87 and SFAS 106. Under these standards, the accrued benefit obligation recognized in the balance sheet represented the cumulative difference between the net periodic benefit costs and cash funding of the plans. SFAS 87 also required the recording of a minimum pension liability representing the excess of the accumulated benefit obligation over the fair value of the plans’ assets and the accrued benefit obligation already recorded under SFAS 87. The recording of the minimum pension liability resulted in adjustments to other comprehensive income or balance sheet accounts, principally regulatory assets.

SFAS 158 requires that both the pension and OPEB accrued benefit obligation reported in the balance sheet represent the funded status of the plans based on the projected benefit obligation, which for the pension plan takes into account future compensation increases. For Oncor, the initial recognition of the funded status on the financial statements was largely reflected as an increase in the accrued benefit obligation and an increase in regulatory assets. The recording of a regulatory asset, instead of a reduction in the accumulated other comprehensive income component of shareholders’ equity as set forth in SFAS 158, is based on the regulatory recovery of retirement benefits under the June 2005 amendment to PURA. See discussion below under “Regulatory Recovery of Pension and OPEB Costs”.

The following summarizes the impact on the Predecessor December 31, 2006 consolidated balance sheet of adopting SFAS 158:

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

The amounts recorded in the fourth quarter of 2006 upon adoption of SFAS 158 were based on Oncor’s allocation of the measurements of EFH Corp.’s pension and OPEB plans at the December 31, 2006 year-end date, which had been Oncor’s practice but is now required under SFAS 158.

Pension and OPEB Costs

The following details net pension and OPEB costs recognized as expense:

	Successor	Predecessor
	Period from October 11, 2007 to December 31, 2007	Period From January 1, 2007 to October 10, 2007
			Year Ended December 31,
			2006	2005
Pension costs under SFAS 87	$3	$21	$41	$28
OPEB costs under SFAS 106	9	50	61	50

Total benefit costs	12	71	102	78
Less amounts deferred principally as a regulatory asset or property	(8)	(43)	(84)	(58)

Net amounts recognized as expense	$4	$28	$18	$20

The pension and OPEB amounts provided represent allocations to Oncor of amounts related to EFH Corp.’s plans.

Oncor has not been allocated any overfunded asset or underfunded liability measured subsequent to the Merger related to its participation in EFH Corp.’s pension and OPEB plans.

Regulatory Recovery of Pension and OPEB Costs

In 2005, an amendment to PURA relating to EFH Corp.’s pension and OPEB costs was enacted by the Texas Legislature. This amendment, which was retroactively effective January 1, 2005, provides for the recovery by Oncor of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility. In addition to Oncor’s active and retired employees, these former employees largely include active and retired personnel engaged in TCEH’s activities, related to service of those additional personnel prior to the deregulation and disaggregation of EFH Corp.’s businesses effective January 1, 2002. Accordingly, Oncor and TCEH entered into an agreement whereby Oncor assumed responsibility for applicable pension and OPEB costs related those personnel.

The following table summarizes the initial impact of the related transfer of pension and OPEB obligations at December 31, 2005:

Increase in intangible asset	$6
Increase in regulatory asset	2
Increase in other noncurrent liabilities and deferred credits	(239)
Decrease in accumulated deferred income taxes	85

Total noncash assumption of pension obligation (a)	$(146)

(a)	Amount represents a charge to common stock.

In addition, during 2006 Oncor recorded a $15 million credit to its common stock account for the noncash contribution of pension-related assets.

The amendment additionally authorizes Oncor to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, in the second quarter of 2005 Oncor began deferring (principally as a regulatory asset or property) additional pension and OPEB costs as permitted by the amendment. Amounts deferred are ultimately subject to regulatory approval. Amounts recorded as a regulatory asset totaled $20 million and $34 million in 2007 and 2006, respectively.

Assumed Discount Rate

The discount rates reflected in net pension and OPEB costs are 6.45% for the period October 11, 2007 through December 31, 2007, 5.90% for the period January 1, 2007 through October 10, 2007, and 5.75% and 6.0% for the years ended December 31, 2006 and 2005, respectively. The expected rate of return on plan assets reflected in the 2007 cost amounts is 8.75% for the pension plan and 8.67% for other postretirement benefits.

Pension and OPEB Plan Cash Contributions

Contributions to the benefit plans were as follows:

	December 31,
	2007	2006	2005
Pension plan contributions	$3	$2	$1
OPEB plan contributions	33	26	40

Total contributions	$36	$28	$41

Estimated funding in 2008 of the pension plan and OPEB plan total $46 million and $38 million, respectively.

Thrift Plan

Employees of Oncor may participate in a qualified savings plan, the EFH Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution plan intended to qualify under Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan included an employee stock ownership component until October 10, 2007. Under the terms of the Thrift Plan, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax applicable payroll deductions, the lesser of 75% of their regular salary or wages or the maximum amount permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the Cash Balance Formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the Traditional Retirement Plan Formula of the Retirement Plan. Prior to January 1, 2006, employer matching contributions were invested in EFH Corp. common stock. Effective January 1, 2006 through the October 10, 2007, employees could reallocate or transfer all or part of their accumulated or future employer matching contributions to any of the plan’s other investment options. As of October 10, 2007, employer matching contributions are made in cash and may be allocated by participants to any of the plan’s investment options.

15.	STOCK-BASED COMPENSATION

Predecessor

Prior to the Merger, Oncor bore the costs of the EFH Corp. shareholder-approved long-term incentive plans for applicable management personnel engaged in Oncor’s business activities. EFH Corp. provided discretionary awards of performance units to qualified management employees that were payable in its common stock. The awards generally vested over a three year period and the number of shares ultimately earned was based on the performance of EFH Corp.’s stock over the vesting period as compared to peer companies and established thresholds. EFH Corp. established restrictions that limited certain employees’ opportunities to liquidate vested awards.

EFH Corp. determined the fair value of its stock-based compensation awards utilizing a valuation model that took into account three principal factors: expected volatility of the stock price of EFH Corp. and peer group companies, dividend rate of EFH Corp. and peer group companies and the restrictions limiting liquidation of vested stock awards. Based on the fair values determined under this model, Oncor’s reported expense related to the awards totaled $3 million ($2 million after-tax) for the period January 1, 2007 through October 10, 2007 and $4 million and $8 million ($3 million and $5 million after-tax) in 2006 and 2005, respectively. The number of awards granted, net of forfeitures, totaled zero, 8 thousand and 119 thousand in 2007, 2006 and 2005, respectively.

With respect to awards to Oncor’s employees, the fair value of awards that vested in the period January 1, 2007 through October 10, 2007 totaled $84 million, and for the years ended December 31, 2006 and 2005 totaled $57 million and $38 million, respectively, based on the vesting date share prices.

16.	RELATED-PARTY TRANSACTIONS

The following represent significant related-party transactions of Oncor:

•

Oncor records revenue from TCEH, principally for electricity delivery fees, which totaled $209 million for the period October 11, 2007 through December 31, 2007, $823 million for the period January 1, 2007 through October 10, 2007, and $1.1 billion and $1.3 billion for the years ended December 31, 2006 and 2005, respectively.

•

Oncor records interest income from TCEH with respect to Oncor’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor’s bankruptcy-remote financing subsidiary. The interest income serves to offset Oncor’s interest expense on the transition bonds. This interest income totaled $11 million for the period October 11, 2007 through December 31, 2007, $38 million for the period January 1, 2007 through October 10, 2007, and $52 million and $55 million for the years ended December 31, 2006 and 2005, respectively.

•

Incremental accrued income taxes incurred by Oncor as a result of delivery fee surcharges to its customers related to transition bonds are reimbursed by TCEH. Oncor’s financial statements reflect a note receivable from TCEH of $323 million ($34 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2007 and $356 million ($33 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2006 related to these income taxes.

•

Short-term advances from parent totaled $24 million and $23 million at December 31, 2006 and 2005, respectively. The average daily balances of short-term advances from parent totaled $42 million, $44 million, and $71 million for the period January 1, 2007 through October 10, 2007 and the years ended December 31, 2006 and 2005, respectively, and the weighted average interest rate for the respective periods was 5.8%, 5.4% and 4.1%. Interest expense incurred on the advances totaled approximately $2 million for the period January 1, 2007 through October 10, 2007, and $2 million and $3 million for the years ended December 31, 2006 and 2005, respectively. As a result of actions taken at the time of the Merger to further ring-fence Oncor, advances from EFH Corp. to Oncor were repaid.

•

An EFH Corp. subsidiary charges Oncor for financial and certain other administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $6 million for the period October 11, 2007 through December 31, 2007, $20 million for the period January 1, 2007 through October 10, 2007, and $36 million and $34 million for the years ended December 31, 2006 and 2005, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported on TCEH’s balance sheet, is funded by a delivery fee surcharge collected from REPs by Oncor and remitted to TCEH, with the intent that the trust fund assets will be sufficient to fund the estimated decommissioning liability, also reported on TCEH’s balance sheet. Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in the Oncor and TCEH intercompany receivable/payable, which in turn results in a change in Oncor’s reported net regulatory asset/liability. The regulatory liability totaled $13 million and $17 million at December 31, 2007 and 2006, respectively, and represents the excess of the trust fund balance over the estimated decommissioning liability.

•

Oncor has a 19.5% limited partnership interest, with a carrying value of $10 million and $4 million at December 31, 2007 and 2006, respectively, in an EFH Corp. subsidiary holding Capgemini-related assets. Equity losses related to this interest totaled $1 million for the period October 11, 2007 through December 31, 2007, $2 million for the period January 1, 2007 through October 10, 2007, and $4 million and $3 million for the years ended December 31, 2006 and 2005, respectively. These losses primarily represent amortization of software assets held by the subsidiary.

•

EFH Corp. files a consolidated federal income tax return and allocates income tax liabilities to its subsidiaries. See discussion in Note 1 under “Income Taxes”. As a result, Oncor had a federal income tax receivable from EFH Corp. of $29 million at December 31, 2007 and a federal income tax payable to EFH Corp. of $31 million at December 31, 2006.

•

As a result of the downgrade of TCEH’s credit rating by S&P in March 2007 to below investment grade, collateral of $17 million was posted by a subsidiary of EFH Corp. with Oncor in April 2007 under interconnection agreements for three generation units being developed by Luminant. Subsequently, $2 million was released leaving collateral of $15 million at December 31, 2007.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating downgrade to below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. TCEH has posted a letter of credit in the amount of $14 million for the benefit of Oncor.

•

At the closing of the Merger, Oncor entered into a $2 billion revolving credit facility with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of GS Capital Partners. Affiliates of GS Capital Partners have from time to time engaged in commercial banking transactions with Oncor in the normal course of business.

See Notes 8, 12 and 14 for information regarding the accounts receivable securitization program and the related subordinated notes receivable, distributions to EFH Corp. and the allocation of EFH Corp.’s pension and OPEB costs, respectively.

17.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Successor	Predecessor
	Period from October 11, 2007 to December 31, 2007	Period From January 1, 2007 to October 10, 2007
			Year Ended December 31,
			2006	2005
Other income:
Net gain on sale of other properties and investments	$1	$3	$1	$1
Accretion of adjustment (discount) to regulatory assets due to purchase accounting (see Note 7)	10	—	—	—
Equity portion of allowance for funds used during construction	—	—	—	2
Other	—	—	1	1

Total other income	$11	$3	$2	$4

Other deductions:
Charges related to cities rate settlements (Note 4)	$6	$20	$13	$1
Expenses related to canceled InfrastruX Energy Services joint venture (a)	—	3	7	—
Capgemini outsourcing transition costs	—	—	—	3
Equity losses in an unconsolidated affiliate (Note 16)	1	2	4	3
Employee severance charges	—	—	—	2
Other	1	5	3	6

Total other deductions	$8	$30	$27	$15

(a)	Consists of previously deferred costs arising from operational activities to transition to the joint venture arrangement, which was canceled in connection with the Merger.

Interest Expense and Related Charges

	Successor	Predecessor
	Period from October 11, 2007 through December 31, 2007	Period From January 1, 2007 through October 10, 2007
			Year Ended December 31,
			2006	2005
Interest	$70	$242	$287	$270
Amortization of debt discounts and issuance costs	1	7	5	5
Allowance for funds used during construction — capitalized interest portion	(1)	(7)	(6)	(6)

Total interest expense and related charges	$70	$242	$286	$269

Property, Plant and Equipment

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Assets in service:
Distribution	$8,036	$7,788
Transmission	3,388	3,179
Other assets	388	395

Total	11,812	11,362
Less accumulated depreciation	3,932	3,897

Net of accumulated depreciation	7,880	7,465
Construction work in progress	170	123
Held for future use	19	20

Property, plant and equipment — net	$8,069	$7,608

Oncor’s depreciation expense as a percent of average depreciable property approximated 2.8% for 2007, 2006 and 2005.

Intangible Assets

Intangible assets other than goodwill are comprised of the following:

	Successor			Predecessor
	As of December 31, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Land easements	$179	$67	$112	$178	$64	$114
Capitalized software	122	63	59	100	52	48

Total	$301	$130	$171	$278	$116	$162

Aggregate Oncor amortization expense for intangible assets totaled $3 million for the period October 11, 2007 through December 31, 2007, $11 million for the period January 1, 2007 through October 10, 2007, and $20 million and $9 million for the years ended December 31, 2006 and 2005, respectively. At December 31, 2007, the weighted average remaining useful lives of capitalized land easements and software were 69 years and 9 years, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2007 is as follows:

Year	Amortization Expense
2008	$19
2009	19
2010	13
2011	8
2012	7

Goodwill of $4.9 billion and $25 million was reported on the balance sheet at December 31, 2007 and 2006, respectively. The 2007 amount represents the portion assigned to Oncor of the goodwill arising from the Merger under purchase accounting. See Note 2 for discussion of financial statement effects of the Merger.

Oncor evaluates goodwill for impairment at least annually (as of October 1) in accordance with SFAS 142, “Goodwill and Other Intangible Assets”. The impairment tests performed are based on discounted cash flow analyses. No goodwill impairment has been recognized.

Supplemental Cash Flow Information

	Successor	Predecessor
	Period from October 11, 2007 through December 31, 2007	Period From January 1, 2007 through October 10, 2007
			Year Ended December 31,
			2006	2005
Cash payments:
Interest (net of amounts capitalized)	$71	$233	$281	$268
Income taxes	26	106	290	77
Noncash investing and financing activities:
Noncash construction expenditures (a)	70	25	33	43
Noncash contribution related to incentive compensation plans	28	—	5	9
Noncash capital contribution from Texas Holdings	12	—	—	—
Noncash contribution for pension-related assets	—	—	15	(146)
Transfer of property	—	—	—	19

(a)	Represents end of period accruals.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T). CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of Oncor’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2007. Based on the evaluation performed, Oncor’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

During 2007, Oncor discovered that existing internal controls pertaining to accounting for non-cash fixed asset retirements allowed certain retirements to go unrecorded. As a result, Oncor implemented a modification to an information management system and additional controls over the fixed asset retirement process in order to ensure the proper recording of retirements and improve financial reporting.

ONCOR ELECTRIC DELIVERY COMPANY LLC

MANAGEMENT’S ANNUAL REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Oncor Electric Delivery Company LLC is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) for the company. Oncor Electric Delivery Company LLC’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition or the deterioration of compliance with procedures or policies.

The management of Oncor Electric Delivery Company LLC performed an evaluation as of December 31, 2007 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control - Integrated Framework. Based on the review performed, management believes that as of December 31, 2007 Oncor Electric Delivery Company LLC’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

/s/ ROBERT S. SHAPARD	/s/ DAVID M. DAVIS
Robert S. Shapard, Chairman of the Board and Chief Executive	David M. Davis, Vice President and Chief Financial Officer

March 31, 2008

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Item 10 is not presented herein as Oncor meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 11.	EXECUTIVE COMPENSATION

Item 11 is not presented herein as Oncor meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 is not presented herein as Oncor meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 is not presented herein as Oncor meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP has been the independent auditor for Oncor since the Merger as well as prior to the Merger as a subsidiary of TXU Corp. (the predecessor of EFH Corp.).

The board of directors of Oncor established an Audit Committee in December 2007 and appointed the Committee members in February 2008. Accordingly, during 2007 the Oncor board of directors had no operational Audit Committee of its own, but relied upon the Audit Committee of the board of directors of EFH Corp. In February 2008, and effective beginning in 2008, the Oncor Audit Committee adopted a policy relating to the engagement of its independent auditor. This policy is substantially the same policy followed by the EFH Corp. Audit Committee in 2007 with the exception of the standards of conduct that were added to ensure a common understanding regarding pertinent “separateness undertakings” included in Oncor’s Limited Liability Company Agreement.

The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, Oncor’s independent auditor may be engaged to provide non-audit services as described herein. Prior to engagement, all services to be rendered by the independent auditor must be authorized by the Audit Committee in accordance with pre-approval procedures which are defined in the policy. The pre-approval procedures require:

1.	the annual review and pre-approval by the Audit Committee of all anticipated audit and non-audit services, and

2.	the quarterly pre-approval by the Audit Committee of services, if any, not previously approved and the review of the status of previously approved services.

The Audit Committee may also approve certain on-going non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed in 2007 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (Deloitte & Touche) were pre-approved by the EFH Corp. Audit Committee.

The policy defines those non-audit services which Oncor’s independent auditor may also be engaged to provide as follows:

1.	Audit related services, including:

a.	due diligence, accounting consultations and audits related to mergers, acquisitions and divestitures;

b.	employee benefit plan audits;

c.	accounting and financial reporting standards consultation, and

d.	internal control reviews.

2.	Tax related services, including:

a.	tax compliance;

b.	general tax consultation and planning, and

c.	tax advice related to mergers, acquisitions, and divestitures.

3.	Other services, including:

a.	process improvement, review and assurance;

b.	litigation and rate case assistance;

c.	general research;

d.	forensic and investigative services, and

e.	training services.

The policy prohibits Oncor from engaging its independent auditor to provide:

1.	bookkeeping or other services related to Oncor’s accounting records or financial statements;

2.	financial information systems design and implementation services;

3.	appraisal or valuation services, fairness opinions, or contribution in-kind reports;

4.	actuarial services;

5.	internal audit outsourcing services;

6.	management or human resources functions;

7.	broker-dealer, investment advisor, or investment banking services;

8.	legal and expert services unrelated to the audit, and

9.	any other service that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible.

In addition, the policy prohibits Oncor’s independent auditor from providing tax or financial planning advice to any officer of Oncor.

The policy also contains the following standard of conduct for Oncor’s independent auditor related to staffing and conducting its annual audit:

1.	no member performing the audit of Oncor’s financial statements will be under the direction of the lead member of such firm conducting the financial statement audit work for EFH Corp.;

2.	the audit team will reach its own conclusions as to the sufficiency and adequacy of the audit procedures necessary to conduct the audit;

3.	the audit team accepts the sole responsibility for the opinion on Oncor’s financial statements;

4.	the audit team may use other EFH Corp. auditors as a service provider;

5.	the audit team may consider the Sarbanes-Oxley Act compliance audit team as a service provider;

6.	the audit team may consider the tax compliance audit team as a service provider;

7.	the audit team is not prohibited from sharing the results of its audit procedures or conclusions with the EFH Corp. audit team so that an opinion on the consolidated financial statements can be rendered;

8.	Oncor’s independent auditor shall be bound by the professional standards and the Rules for the Accounting Profession of the Texas State Board of Public Accountancy regarding confidentiality of client information;

9.	the audit team will have a separate engagement letter with the Audit Committee and will render separate billings for audit work pursuant to such contract directly to a designated Oncor employee, and

10.	the audit team will address its reports to Oncor’s Audit Committee, board of directors and/or management as appropriate.

Compliance with the Audit Committee’s policy relating to the engagement of Deloitte & Touche is monitored on behalf of the Audit Committee by Oncor’s chief internal audit executive. Reports from Deloitte & Touche and the chief internal audit executive describing the services provided by the firm and fees for such services are provided to the Audit Committee no less often than quarterly.

For the years ended December 31, 2007 and 2006, fees billed to Oncor by Deloitte & Touche were as follows:

	2007	2006
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$950,000	$665,000
Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	12,000	—
Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	—	—
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews and litigation and rate case assistance	—	—

Total	$962,000	$665,000

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits:

Oncor Electric Delivery Company LLC Exhibits to Form 10-K for the Fiscal Year Ended December 31, 2007

Exhibits	Previously Filed* With File Number	As Exhibit

3(i)	Articles of Incorporation

3(a)	333-100240 Form 10-Q (filed November 14, 2007)	3(a)	—	Certificate of Formation of Oncor Electric Delivery Company LLC.

3(ii)	By-laws

3(b)	333-100240 Form 10-Q (filed November 14, 2007)	3(b)	—	Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.

4(b)	1-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(c)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes (formerly Senior Secured Notes) due 2012 and 7.000% Senior Notes (formerly Senior Secured Notes) due 2032.

4(d)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes (formerly Senior Secured Notes) due 2015 and 7.250% Senior Notes (formerly Senior Secured Notes) due 2033.

4(e)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.

Exhibits	Previously Filed* With File Number	As Exhibit

4(f)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 5% Debentures due 2007 and 7% Debentures due 2022.

(10)	Material Contracts.

Credit Agreement.

10(a)	333-100240 Form 10-Q (filed November 14, 2007)	10(a)	—

$2,000,000,000 Revolving Credit Agreement, dated as of October 10, 2007, among Oncor Electric Delivery Company LLC, as the borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, fronting bank and swingline lender, Citibank, N.A., as syndication agent and fronting bank, Credit Suisse, Cayman Islands Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Morgan Stanley Senior Funding, Inc. as co-documentation agents, J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and bookrunners.

Other Material Contracts.

10(b)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUC in Docket No. 34077.

10(c)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(fff)	—	Amendment to Stipulation Regarding Section 1, Paragraph 35 and Exhibit B in Docket No. 34077

10(d)	1-12833 Form 10-Q (filed August 6, 2004)	10(l)	—	Master Framework Agreement dated May 17, 2004 by and between Oncor Electric Delivery Company LLC and CapGemini Energy LP.

10(e)	1-12833 Form 10-K (2005) (filed March 6, 2006)	10(ss)	—	Extension and Modification of Settlement Agreement executed on January 27, 2006, by and among Oncor Electric Delivery Company LLC and Steering Committee of cities served by Oncor Electric Delivery Company LLC, on behalf of the cities listed therein.

10(f)	1-12833 Form 10-K (2005) (filed March 6, 2006)	10(tt)	—	Agreement to Resolve Outstanding Franchise Issues executed on January 27, 2006, by and among Oncor Electric Delivery Company LLC and Steering Committee of cities served by Oncor Electric Delivery Company LLC, on behalf of the cities listed therein.

Exhibits	Previously Filed* With File Number	As Exhibit

10(g)	333-100240 Form 10-K (2004) (filed March 23, 2005)	10(i)	—	Agreement, dated as of March 10, 2005, by and between Oncor Electric Delivery Company LLC and TXU Energy Company LLC allocating to Oncor Electric Delivery Company LLC the pension and post-retirement benefit costs for all Oncor Electric Company LLC employees who had retired or had terminated employment as vested employees prior to January 1, 2002.

10(h)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(zzz)	—	Tax Sharing Agreement, dated as of October 10, 2007, among Energy Future Holdings Corp., Oncor Electric Delivery Company LLC and Oncor Electric Delivery Holdings Company LLC

10(i)			—	Oncor Electric Delivery Company LLC Non-employee Director Compensation Arrangement

(12)	Statement Regarding Computation of Ratios.

12			—	Computation of Ratio of Earnings to Fixed Charges

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of David M. Davis, vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	—	Financing Order.

99(b)	333-91935 Form S-3 (filed July 1, 2003)	99(b)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated May 21, 2002.

99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(c)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated February 18, 2000.

*Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOR ELECTRIC DELIVERY COMPANY LLC

Date: March 31, 2008	By	/s/ Robert S. Shapard
(Robert S. Shapard, Chairman of the Board and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Company LLC and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT S. SHAPARD (Robert S. Shapard, Chairman of the Board and Chief Executive Officer)	Principal Executive Officer and Director	March 31, 2008

/s/ DAVID M. DAVIS (David M. Davis, Vice President and Chief Financial Officer)	Principal Financial Officer	March 31, 2008

/s/ RICHARD C. HAYS (Richard C. Hays, Controller)	Principal Accounting Officer	March 31, 2008

/s/ NORA MEAD BROWNELL (Nora Mead Brownell)	Director	March 31, 2008

/s/ THOMAS M. DUNNING (Thomas M. Dunning)	Director	March 31, 2008

/s/ ROBERT A. ESTRADA (Robert A. Estrada)	Director	March 31, 2008

/s/ MONTE E. FORD (Monte E. Ford)	Director	March 31, 2008

/s/ WILLIAM T. HILL, JR. (William T. Hill, Jr.)	Director	March 31, 2008

/s/ JEFFREY LIAW (Jeffrey Liaw)	Director	March 31, 2008

/s/ MARC S. LIPSCHULTZ (Marc S. Lipschultz)	Director	March 31, 2008

/s/ RICHARD WORTHAM III (Richard Wortham III)	Director	March 31, 2008

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of Oncor Electric Delivery Company LLC during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.