Form 10-Q
period 2008-03-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2008-05-15
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2008, all outstanding common membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly held by Energy Future Holdings Corp.

Oncor meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Oncor’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Oncor website at http://www.oncor.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. Oncor will provide copies of current reports not posted on the website upon request. The information on Oncor’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q.

This Form 10-Q and other Securities and Exchange Commission filings of Oncor and its subsidiaries occasionally make references to Oncor when describing actions, rights or obligations of its subsidiary. These references reflect the fact that the subsidiary is consolidated with Oncor for financial reporting purposes. However, these references should not be interpreted to imply that Oncor is actually undertaking the action or has the rights or obligations of its subsidiary or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2007 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2007

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to Oncor

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a subsidiary of EFH Corp. and the parent of TCEH.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a wholly-owned subsidiary of EFH Corp. and the parent of Oncor Holdings.

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Luminant	Refers to wholly-owned subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire TXU Corp. (now EFH Corp.)

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

Oncor	Refers to Oncor Electric Delivery Company LLC, a wholly-owned subsidiary of Oncor Holdings, and/or its consolidated bankruptcy remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a wholly-owned subsidiary of Intermediate Holding and the parent of Oncor.

ii

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

Purchase accounting	The purchase method of accounting for a business combination as prescribed by SFAS 141 whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw Hill Companies, Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement No. 125”

SFAS 141	SFAS No. 141, “Business Combinations”

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co.

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group, which is the parent of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

TXU Energy	Refers to TXU Energy Retail Company LLC, a subsidiary of TCEH engaged in the retail sale of power to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

(millions of dollars)

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Operating revenues:
Affiliated	$242	$265
Nonaffiliated	372	348

Total operating revenues	614	613

Operating expenses:
Operation and maintenance	203	198
Depreciation and amortization	120	119
Income taxes	43	43
Taxes other than income	97	96

Total operating expenses	463	456

Operating income	151	157

Other income and deductions:
Other income (Note 11)	11	2
Other deductions (Note 11)	8	10
Nonoperating income taxes	5	3

Interest income	12	15

Interest expense and related charges (Note 11)	76	76

Net income	$85	$85

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(millions of dollars)

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash flows — operating activities:
Net income	$85	$85
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	110	119
Deferred income taxes and investment tax credits — net	30	26
Other, net	2	1
Changes in operating assets and liabilities	(102)	(116)

Cash provided by operating activities	125	115

Cash flows — financing activities:
Issuance of long-term debt	—	800
Retirements of long-term debt	(22)	(21)
Increase (decrease) in short-term borrowings	140	(605)
Dividend to parent	(57)	(88)
Net increase in advances from parent	—	9
Decrease in income tax-related note receivable from TCEH	8	8
Debt premium, discount, financing and reacquisition expenses	(1)	(8)

Cash provided by financing activities	68	95

Cash flows — investing activities:
Capital expenditures	(189)	(187)
Costs to remove retired property	(8)	(8)
Other	—	—

Cash used in investing activities	(197)	(195)

Net change in cash and cash equivalents	(4)	15

Cash and cash equivalents — beginning balance	22	1

Cash and cash equivalents — ending balance	$18	$16

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions of dollars)

	Successor
	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$18	$22
Restricted cash (Note 11)	60	56
Trade accounts receivable from nonaffiliates — net (Note 4)	220	208
Trade accounts and other receivables from affiliates	178	180
Income taxes receivable from parent	5	29
Materials and supplies inventories — at average cost	55	51
Accumulated deferred income taxes	45	45
Prepayments	82	67
Other current assets	6	3

Total current assets	669	661

Investments and other property (Note 11)	104	106
Property, plant and equipment — net (Note 11)	8,143	8,069
Goodwill	4,899	4,894
Note receivable due from TCEH (Note 10)	281	289
Regulatory assets — net (Note 3)	1,312	1,305
Other noncurrent assets	97	110

Total assets	$15,505	$15,434

LIABILITIES AND MEMBERSHIP INTEREST

Current liabilities:
Short-term borrowings (Note 5)	$1,420	$1,280
Long-term debt due currently (Note 6)	100	99
Trade accounts payable	89	129
Accrued taxes other than income	69	136
Accrued interest	66	72
Other current liabilities	80	99

Total current liabilities	1,824	1,815

Accumulated deferred income taxes	1,382	1,354
Investment tax credits	46	47
Long-term debt, less amounts due currently (Note 6)	3,680	3,702
Other noncurrent liabilities and deferred credits	927	898

Total liabilities	7,859	7,816

Commitments and Contingencies (Note 7)

Membership interest (Note 8)	7,646	7,618

Total liabilities and membership interest	$15,505	$15,434

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

Oncor’s condensed consolidated financial statements include its wholly-owned, bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC. Oncor Electric Delivery Transition Bond Company LLC was organized for the limited purpose of issuing securitization (transition) bonds to recover generation-related regulatory asset stranded costs and other qualified costs.

With the closing of the Merger on October 10, 2007, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group. In connection with the Merger, Oncor was converted from a Texas corporation to a Delaware limited liability company under the laws of the States of Texas and Delaware.

As part of the Merger, EFH Corp. and Oncor implemented certain structural and operational “ring-fencing” measures based on commitments made by Texas Holdings and Oncor to the PUCT that are intended to further separate Oncor from Texas Holdings and its other subsidiaries. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. These measures also serve to mitigate Oncor’s credit exposure to those entities. Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of the Texas Holdings Group. Additional measures to enhance Oncor’s separateness are discussed in the 2007 Form 10-K.

Oncor is managed as an integrated business; consequently, there are no separate reportable business segments.

Basis of Presentation

The condensed consolidated financial statements of Oncor have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2007 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2007 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

The accompanying condensed statements of consolidated income and cash flows for the three months ended March 31, 2008 and March 31, 2007 are presented as the “Successor” and the “Predecessor,” respectively, and relate to the period succeeding the Merger and the period preceding the Merger, respectively. The consolidated financial statements of the Successor reflect the application of purchase accounting in accordance with the provisions of SFAS 141.

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

EFH Corp. accounted for the Merger under purchase accounting in accordance with the provisions of SFAS 141, whereby the total purchase price of the transaction was allocated to EFH Corp.’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values as of October 10, 2007. As a result of cost-based regulatory rate-setting processes, the book value of the majority of Oncor’s assets and liabilities effectively represents fair value, and no adjustments to the carrying value of those regulated assets or liabilities were recorded. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The purchase price amount assigned to Oncor was based on the relative enterprise value of the business on the closing date of the Merger and resulted in an excess of purchase price over fair value of assets and liabilities of $4.9 billion, which was recorded as goodwill.

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

The purchase price allocation at March 31, 2008 is substantially complete. Based upon analysis completed to date, EFH Corp. and Oncor management do not expect any material changes in fair value estimates recorded; however, additional analysis with respect to the value of certain assets and contractual arrangements could result in a change in the amount of goodwill recorded by Oncor.

As part of purchase accounting, the carrying value of certain generation-related regulatory assets securitized by transition bonds, which have been reviewed and approved by the PUCT for recovery but without earning a rate of return, was reduced by $213 million. Oncor will accrete this amount to other income over the recovery period remaining as of the closing date of the Merger (approximately nine years). The related securitization (transition) bonds were also fair valued and the resulting discount of $12 million will be amortized to interest expense over the life of the bonds remaining as of the closing date of the Merger (approximately nine years).

3.	REGULATORY ASSETS AND LIABILITIES

	Successor
	March 31, 2008	December 31, 2007
Regulatory assets
Generation-related regulatory assets securitized by transition bonds	$943	$967
Employee retirement costs	265	265
Storm-related service recovery (self insurance reserve) costs	148	149
Securities reacquisition costs	103	105
Recoverable deferred income taxes — net	82	84
Employee severance costs	20	20
Nuclear decommissioning cost under-recovery	18	—
Other	4	3

Total regulatory assets	1,583	1,593

Regulatory liabilities
Credit due REPs under PUCT stipulation	72	72
Committed spending for demand side management initiatives	100	100
Investment tax credit and protected excess deferred taxes	53	55
Over-collection of securitization (transition) bond revenues	32	34
Nuclear decommissioning cost over-recovery	—	13
Other regulatory liabilities	14	14

Total regulatory liabilities	271	288

Net regulatory assets	$1,312	$1,305

Regulatory assets that have been reviewed and approved by the PUCT and are not earning a return totaled $972 million and $997 million at March 31, 2008 and December 31, 2007, respectively, including the generation-related regulatory assets securitized by transition bonds that have a remaining recovery period of approximately eight years. As part of purchase accounting, the carrying value of the generation-related regulatory assets was reduced by $213 million, and this amount is being accreted to other income over the recovery period remaining as of the closing date of the Merger (approximately nine years).

Other regulatory assets totaling $465 million have not been reviewed by the PUCT but are deemed by management to be probable of recovery.

See Note 10 for additional information regarding nuclear decommissioning cost recovery.

4.	TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

Trade Accounts Receivable

	Successor
	March 31, 2008	December 31, 2007
Gross trade accounts receivable	$367	$361
Trade accounts receivable from TCEH	(140)	(147)
Allowance for uncollectible accounts	(7)	(6)

Trade accounts receivable from nonaffiliates — net	$220	$208

Gross trade accounts receivable at March 31, 2008 and December 31, 2007 included unbilled revenues of $124 million and $137 million, respectively.

Sale of Receivables

Oncor participated in an accounts receivable securitization program established by EFH Corp. for certain of its subsidiaries, the activity under which was accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, Oncor sold trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sold undivided interests in those purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). In connection with the Merger, the accounts receivable securitization program was amended, and Oncor is no longer a participant in the program.

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

The discount from face amount on the purchase of receivables principally funded program fees paid by TXU Receivables Company to the funding entities. The discount also funded a servicing fee paid by TXU Receivables Company to EFH Corporate Services Company, a direct subsidiary of EFH Corp., but the amounts were immaterial. The program fees, referred to as losses on sale of the receivables under SFAS 140, consisted primarily of interest costs on the underlying financing and totaled $2 million and averaged 5.7% (on an annualized basis) of the funding under the program for the three month period ending March 31, 2007. These fees represented essentially all of the net incremental costs of the program to Oncor and were reported in operation and maintenance expenses.

As of March 31, 2007, funding under the program totaled $103 million and the balance of the subordinated notes issued to Oncor, which was reported in trade accounts receivable, totaled $72 million. Funding increases or decreases under the program were reflected as operating cash flow activity in the statement of cash flows.

Activities of TXU Receivables Company related to Oncor were as follows:

Predecessor
Three Months Ended March 31, 2007
Cash collections on accounts receivable	$380
Face amount of new receivables purchased	(417)
Discount from face amount of purchased receivables	2
Program fees paid	(2)
Increase in subordinated notes payable	20

Operating cash flows provided to Oncor under the program	$(17)

5.	SHORT-TERM FINANCING

At March 31, 2008, Oncor had a $2.0 billion credit facility to be used for working capital and general corporate purposes, including issuances of commercial paper and letters of credit. Oncor may request increases in the commitments under the facility in any amount up to $500 million, subject to the satisfaction of certain conditions. This facility is a revolving credit facility, which means that amounts borrowed under the facility, once repaid, can be reborrowed by Oncor from time to time until October 10, 2013. In May 2008, Oncor secured this credit facility with a first priority lien on certain of its transmission and distribution assets. Oncor also secured all of its existing long-term debt securities (excluding the transition bonds) with the same lien in accordance with the terms of those securities. The lien may be terminated at Oncor’s option upon the termination of Oncor’s current credit facility.

At March 31, 2008, Oncor had outstanding short-term borrowings under its credit facility totaling $1.420 billion with an interest rate of 3.46% at the end of the period. At December 31, 2007, Oncor had outstanding short-term borrowings under its credit facility totaling $1.280 billion with an interest rate of 5.70% at the end of the period. The increased borrowings were driven by funding of ongoing capital investments. Availability under this facility as of March 31, 2008 was $580 million.

Borrowings bear interest at per annum rates equal to, at Oncor’s option, (i) adjusted LIBOR plus a spread of 0.275% to 0.800% (depending on the rating assigned to Oncor’s senior secured debt) or (ii) a base rate (the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds effective rate plus 0.50%) for borrowings. Under option (i) and based on Oncor’s current ratings, its LIBOR-based borrowings, which apply to all outstanding borrowings at March 31, 2008, bear interest at LIBOR plus 0.575%.

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

6.	LONG-TERM DEBT

At March 31, 2008 and December 31, 2007, long-term debt of Oncor consisted of the following:

	Successor
	March 31, 2008	December 31, 2007
Oncor
6.375% Fixed Senior Notes due May 1, 2012	$700	$700
7.000% Fixed Senior Notes due May 1, 2032	500	500
6.375% Fixed Senior Notes due January 15, 2015	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(15)	(15)

Total Oncor	2,835	2,835

Oncor Electric Delivery Transition Bond Company LLC (a)
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	71	93
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	99	99
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total Oncor Electric Delivery Transition Bond Company LLC	956	978

Unamortized fair value discount related to transition bonds (b)	(11)	(12)

Total consolidated	3,780	3,801
Less amount due currently	(100)	(99)

Total long-term debt	$3,680	$3,702

(a)	These bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.
(b)	The transition bonds, which secured regulatory assets not earning a return, were fair valued as of October 10, 2007 as a result of purchase accounting.

Debt Retirements in 2008

Retirements of long-term debt in 2008 totaled $22 million and represent transition bond principal payments at scheduled maturity dates.

7.	COMMITMENTS AND CONTINGENCIES

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

Oncor is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At March 31, 2008, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $17 million. These leased assets consist primarily of vehicles used in distribution activities. The average life of the lease portfolio is approximately two years.

8.	MEMBERSHIP INTEREST

Cash Distributions to Parent

In March 2008, Oncor paid a cash distribution of $57 million to Oncor Holdings. The distribution was declared by the board of directors in February 2008.

Membership Interest

The following table presents the changes to membership interest during the three months ended March 31, 2008:

Successor
Membership Interest
Balance at December 31, 2007	$7,618
Net income	85
Distributions paid to parent	(57)

Balance at March 31, 2008	$7,646

9.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS COSTS

Oncor is a participating employer in the EFH Retirement Plan, a defined benefit pension plan sponsored by EFH Corp. Oncor also participates with EFH Corp. and certain other affiliated subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The net allocated pension and other postretirement employee benefits (OPEB) costs applicable to Oncor for the three months ended March 31, 2008 and 2007 are comprised of the following:

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Amounts recognized as expense	$5	$4
Amounts deferred principally as a regulatory asset or property	11	12

Total pension and OPEB costs	$16	$16

The discount rate reflected in net pension and OPEB costs in 2008 is 6.55%. The expected rate of return on plan assets reflected in the 2008 cost amounts is 8.25% for the pension plan and 7.90% for the OPEB plan.

For the full year 2008, Oncor expects to make required contributions totaling $46 million to EFH Corp.’s pension plan and to provide an estimated $38 million in funding for EFH Corp.’s OPEB plan. Oncor provided contributions of $7 million and $8 million to the pension and OPEB plans, respectively, in the three months ended March 31, 2008.

10.	RELATED–PARTY TRANSACTIONS

The following represent significant related-party transactions of Oncor:

•	Oncor records revenue from TCEH, principally for electricity delivery fees, which totaled $242 million and $265 million for the three months ended March 31, 2008 and 2007, respectively.

•

Oncor records interest income from TCEH with respect to Oncor’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor’s bankruptcy-remote financing subsidiary. The interest income serves to offset Oncor’s interest expense on the transition bonds. This interest income totaled $12 million and $13 million for the three months ended March 31, 2008 and 2007, respectively.

•

Incremental accrued income taxes incurred by Oncor as a result of delivery fee surcharges to its customers related to transition bonds are reimbursed by TCEH. Oncor’s financial statements reflect a note receivable from TCEH of $315 million ($34 million reported as current in trade accounts and other receivables from affiliates) at March 31, 2008 and $323 million ($34 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2007 related to these income taxes.

•

An EFH Corp. subsidiary charges Oncor for financial and certain other administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $5 million and $6 million for the three months ended March 31, 2008 and 2007, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH’s balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor and remitted to TCEH. These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (also reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in the Oncor and TCEH intercompany receivable/payable, which in turn results in a change in Oncor’s reported net regulatory asset/liability. The regulatory asset totaled $18 million at March 31, 2008 and represents the excess of the decommissioning liability over the trust fund balance. The regulatory liability totaled $13 million at December 31, 2007 and represents the excess of the trust fund balance over the estimated decommissioning liability.

•

Oncor has a 19.5% limited partnership interest, with a carrying value of $9 million and $10 million at March 31, 2008 and December 31, 2007, respectively, in an EFH Corp. subsidiary holding Capgemini-related assets. Equity losses related to this interest totaled $1 million for both the three months ended March 31, 2008 and 2007. These losses primarily represent amortization of software assets held by the subsidiary.

•

EFH Corp. files a consolidated federal income tax return and allocates income tax liabilities to its subsidiaries. As a result, Oncor had a federal income tax receivable from EFH Corp. of $5 million and $29 million at March 31, 2008 and December 31, 2007, respectively.

•	As of March 31, 2008, Oncor held collateral of $15 million from TCEH related to interconnection agreements for three generation units being developed by Luminant.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, TCEH has posted letters of credit in the amount of $14 million for the benefit of Oncor.

•

At the closing of the Merger, Oncor entered into a $2 billion revolving credit facility with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of GS Capital Partners. Affiliates of GS Capital Partners have from time to time engaged in commercial banking transactions with Oncor in the normal course of business.

See Notes 8 and 9 for information regarding distributions to Oncor Holdings and the allocation of EFH Corp.’s pension and OPEB costs, respectively.

11.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions —

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Other income:
Net gain on sale of other properties and investments	$—	$2
Accretion of adjustment (discount) to regulatory assets due to purchase accounting (see Note 3)	11	—

Total other income	$11	$2

Other deductions:
Charges related to 2006 cities rate settlement	6	6
Expenses related to canceled InfrastruX Energy Services joint venture (a)	—	1
Equity losses in an unconsolidated affiliate (Note 10)	1	1
Other	1	2

Total other deductions	$8	$10

(a)	Consists of previously deferred costs arising from operational activities to transition to the joint venture arrangement, which was canceled in connection with the Merger.

Interest Expense and Related Charges —

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Interest	$75	$76
Amortization of debt fair value discount due to purchase accounting	1	—
Amortization of other debt discounts and debt issuance costs	1	1
Allowance for funds used during construction – capitalized interest portion	(1)	(1)

Total interest expense and related charges	$76	$76

Investments and Other Property —

	Successor
	March 31, 2008	December 31, 2007
Assets related to employee benefit plans, including employee savings programs, net of distributions	$76	$77
Restricted cash	17	17
Investment in unconsolidated affiliates	9	10
Land	2	2

Total investments and other property	$104	$106

Restricted Cash — All restricted cash amounts reported on the balance sheet relate to the securitization (transition) bonds.

Property, Plant and Equipment — At March 31, 2008 and December 31, 2007, property, plant and equipment of $8.1 billion and $8.1 billion, respectively, is stated net of accumulated depreciation and amortization of $3.9 billion and $3.9 billion, respectively.

Intangible Assets — Intangible assets other than goodwill are comprised of the following:

	Successor
	As of March 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Land easements	$179	$67	$112	$179	$67	$112
Capitalized software	122	67	55	122	63	59

Total	$301	$134	$167	$301	$130	$171

Aggregate Oncor amortization expense for intangible assets totaled $4 million and $3 million for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, the weighted average remaining useful lives of capitalized land easements and software were 69 years and 11 years, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2007 is as follows:

Year	Amortization Expense
2008	$18
2009	17
2010	13
2011	9
2012	7

At March 31, 2008 and December 31, 2007, goodwill of $4.9 billion was reported on the balance sheet.

Supplemental Cash Flow Information —

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash payments:
Interest (net of amounts capitalized)	$81	$80
Income taxes	(7)	32
Noncash investing and financing activities:
Noncash construction expenditures (a)	35	32

(a)	Represents end of period accruals.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Oncor Electric Delivery Company LLC:

We have reviewed the accompanying condensed consolidated balance sheet of Oncor Electric Delivery Company LLC and subsidiary (the “Company”) as of March 31, 2008, and the related condensed statements of consolidated income and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007, and the related statements of consolidated income, comprehensive income, cash flows, membership interest and shareholder’s equity for the period from October 11, 2007 through December 31, 2007 (successor) and the period from January 1, 2007 through October 10, 2007 (predecessor) (not presented herein); and in our report dated March 31, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 15, 2008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

Oncor is a wholly-owned subsidiary of Oncor Holdings, which is a wholly-owned subsidiary of Intermediate Holding, which is a wholly-owned subsidiary of EFH Corp. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. A significant portion of Oncor’s revenues represents fees for delivery services provided to TCEH. Distribution revenues from TCEH represented 39% and 43% of Oncor’s total revenues for the three months ended March 31, 2008 and 2007, respectively.

Oncor’s condensed consolidated financial statements include its wholly-owned, bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC. Oncor Electric Delivery Transition Bond Company LLC was organized for the limited purpose of issuing securitization (transition) bonds to recover generation-related regulatory asset stranded costs and other qualified costs.

With the closing of the Merger on October 10, 2007, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group. In connection with the Merger, Oncor was converted from a Texas corporation to a Delaware limited liability company.

As part of the Merger, EFH Corp. and Oncor implemented certain structural and operational “ring-fencing” measures based on commitments made by Texas Holdings and Oncor to the PUCT that are intended to further separate Oncor from Texas Holdings and its other subsidiaries. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. These measures also serve to mitigate Oncor’s credit exposure to those entities. Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of the Texas Holdings Group. Additional measures to enhance Oncor’s separateness are discussed in the 2007 Form 10-K.

SIGNIFICANT DEVELOPMENTS

Sale of Minority Stake

EFH Corp. currently intends to sell a 20% minority stake in Oncor to further enhance Oncor’s separation from the Texas Holdings Group. The purchaser of the minority stake will not be affiliated with any member of the Sponsor Group, Texas Holdings or EFH Corp. EFH Corp. is currently in discussions regarding the sale with certain interested parties.

Technology Initiatives

Oncor continues to invest in technology initiatives that include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is expected to produce electricity service reliability improvements and provide the potential for additional products and services from REPs that will enable businesses and consumers to better manage their electricity usage and costs.

In May 2008, Oncor and CURRENT Communications of Texas, LP (“Current”) agreed to the terms of Oncor’s purchase of Current’s existing broadband over powerline (BPL) based “Smart Grid” network in Oncor’s service territory as well as additional equipment for $90 million. This network includes BPL equipment and technology as well as fiber optics, embedded sensing and software analytics that are intended to enable Oncor to better monitor its electricity distribution network and facilitate automated meter reading of up to one-sixth of Oncor’s service territory. In connection with the purchase agreement, Oncor also agreed to purchase software licenses and maintenance and operation services from an affiliate of Current over a three-year period for approximately $35 million. In addition, Oncor may purchase additional equipment and utilize additional services from Current that would allow Oncor to expand the BPL network to up to one-half of its service territory. Oncor expects to close the transaction later in May 2008.

Matters with the PUCT

See discussion below under “Regulation and Rates”.

RESULTS OF OPERATIONS

Oncor is managed as an integrated business; therefore, there are no reportable business segments.

The accompanying condensed statements of consolidated income and cash flows are presented for two periods: three months ended March 31, 2008 (Successor) and three months ended March 31, 2007 (Predecessor), which relate to periods after and before the Merger, respectively. While the results of operations of the Predecessor and Successor are not comparable due to the change in basis resulting from the application of purchase accounting for the Merger, the effects of purchase accounting on the results of the Successor are discussed in the comparison of results for the 2008 and 2007 periods.

All dollar amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations (including the tables) are stated in millions of US dollars unless otherwise indicated.

As discussed in the 2007 Form 10-K, Oncor’s results are being impacted by the effects of the 2006 cities rate settlement. Incremental expenses of approximately $70 million are being recognized almost entirely over the period from May 2006 through June 2008, of which $9 million and $8 million has been recognized in the three months ended March 31, 2008 and 2007, respectively.

Operating Data

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	% Change
Operating statistics – volumes:
Electric energy delivered (GWh)	25,040	24,994	0.2

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	85.15	74.70	14.0
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.19	1.11	7.2
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	71.53	67.37	6.2

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)	3,101	3,067	1.1

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	% Change
Operating Revenues:
Electricity distribution revenues (b):
Affiliated (TCEH)	$242	$264	(8.3)
Nonaffiliated	297	280	6.1

Total distribution revenues	539	544	(0.9)
Third-party transmission revenues	66	61	8.2
Other miscellaneous revenues	9	8	12.5

Total operating revenues	$614	$613	0.2

(a)	SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. The statistics presented are based on the preceding twelve months’ data.
(b)	Includes transition charge revenue associated with the issuance of securitization bonds totaling $34 million and $37 million for the three months ended March 31, 2008 and 2007, respectively. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Operating revenues increased $1 million, or less than 1%, to $614 million in 2008. The revenue increase reflected:

•	$7 million from increased distribution tariffs to recover transmission costs;

•	$6 million in higher transmission revenues primarily due to rate increases approved in 2007 to recover ongoing investment in the transmission system, and

•	an estimated $5 million impact of growth in points of delivery,

partially offset by:

•	an estimated $15 million effect of lower average consumption due in part to warmer than normal winter weather in 2008 and cooler than normal winter weather in 2007, and

•	$3 million in lower charges to REPs related to securitization bonds (offset by lower amortization of the related regulatory asset).

Operation and maintenance expense increased $5 million, or 3%, to $203 million in 2008. The increase reflected:

•	$3 million in increased labor and benefits costs for restoration of service as a result of weather events and more stringent service requirements;

•	$3 million in higher professional fees;

•	$2 million in higher labor-related costs due to equipment installation activities, and

•	$2 million in higher vegetation management expenses,

partially offset by:

•	$2 million in lower incentive compensation expense;

•	$1 million in lower fees due to Oncor’s exit from the sale of accounts receivable program, and

•	$1 million in lower shared services costs allocated by EFH Corp.

Depreciation and amortization increased $1 million, or less than 1%, to $120 million in 2008. The increase reflected $4 million in depreciation due to ongoing investments in property, plant and equipment, partially offset by $3 million in lower amortization of the regulatory assets associated with the securitization bonds (offset in revenues).

Taxes other than income increased $1 million, or 1%, to $97 million in 2008. An increase in local franchise fees of $4 million was partially offset by a $3 million decrease in state franchise taxes. Local franchise fees resulting from the 2006 cities rate settlement totaled $2 million for both the three months ended March 31, 2008 and 2007.

Other income totaled $11 million in 2008 and $2 million in 2007. The 2008 amount represents accretion of the fair value adjustment to certain regulatory assets due to purchase accounting as discussed in Note 2 to Financial Statements. Other deductions totaled $8 million and $10 million in 2008 and 2007, respectively. These amounts included costs associated with the 2006 cities rate settlement totaling $6 million in both the three months ended March 31, 2008 and 2007. See Note 11 to Financial Statements for additional detail.

Income tax expense totaled $48 million in 2008 (including $43 million related to operating income and $5 million related to nonoperating income) compared to $46 million in 2007. The effective income tax rate was 36.1% in 2008 and 35.1% in 2007. The increased rate is primarily driven by higher Texas state taxes and higher interest accrued related to uncertain tax positions.

Interest income decreased $3 million, or 20%, to $12 million in 2008. The decrease reflects $2 million in lower salary deferral trust earnings and a $1 million decrease in reimbursement of transition bond interest from TCEH.

Interest expense totaled $76 million in both 2008 and 2007. Interest expense in 2008 reflected an increase of $4 million due to higher average short-term borrowings, reflecting the ongoing capital investment in the business, offset by a decrease of $4 million due to lower average interest rates driven by increased short-term borrowings and reduced long-term debt. The average interest rate effect is net of a $1 million increase due to the amortization of the fair value discount related to transition bonds that was recorded due to purchase accounting.

Net income totaled $85 million in both 2008 and 2007.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash provided by operating activities totaled $125 million and $115 million for the three months ended March 31, 2008 and 2007, respectively. The major factors driving the $10 million increase included a $39 million favorable change in income tax payments to EFH Corp., due primarily to timing of federal income tax payments, partially offset by $17 million in cash provided in 2007 from the sale of accounts receivable program, which Oncor exited effective with the Merger.

Cash provided by financing activities totaled $68 million in 2008 compared to $95 million in 2007. The activity reflected:

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net issuances of borrowings (including predecessor advances from parent)	$117	$175
Distributions to parent	(57)	(88)
Payments received related to TCEH note receivable	8	8

Cash provided by financing activities	$68	$95

Investing activities, which consisted primarily of capital expenditures, totaled $197 million in 2008 and $195 million in 2007. The activity reflected:

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Capital expenditures	$(189)	$(187)
Restricted cash	(4)	(5)
Costs to remove retired property	(8)	(8)
Other	4	5

Cash used in investing activities	$(197)	$(195)

Depreciation and amortization expense reported in the condensed statement of consolidated cash flows is less than the amount reported in the condensed statement of consolidated income by $10 million for the three months ended March 31, 2008. The difference represents the $11 million accretion of the adjustment (discount) to regulatory assets, net of the $1 million amortization of debt fair value discount, both due to purchase accounting and reported in other income and interest expense and related charges, respectively, in the condensed statement of consolidated income.

Long-Term Debt Activity — Retirements for the three months ended March 31, 2008 totaled $22 million of scheduled transition bond principal payments.

Credit Facilities/Short-term Borrowings — At April 30, 2008, Oncor had a $2.0 billion revolving credit facility, under which borrowings are available on a revolving basis through October 10, 2013. Borrowing capacity available under this credit facility totaled $580 million and $585 million at March 31, 2008 and April 30, 2008, respectively. Availability decreased $140 million from year-end 2007 to March 31, 2008 due to funding of capital investments. Oncor may increase the commitments under the facility in any amount up to $500 million, subject to the satisfaction of certain conditions. In May 2008, Oncor secured this credit facility with a first priority lien on certain of its transmission and distribution assets. Oncor also secured all of its existing long-term debt securities (excluding the transition bonds) with the same lien in accordance with the terms of those securities. The lien may be terminated at Oncor’s option upon the termination of Oncor’s current credit facility. See Note 5 to Financial Statements for additional information regarding the credit facility.

Distributions — In March 2008, Oncor paid a cash distribution of $57 million to Oncor Holdings, an indirect wholly-owned subsidiary of EFH Corp. The distribution was declared by the board of directors in February 2008. In May 2008, the board of directors declared a distribution of $78 million payable on May 14, 2008. The distributions paid by Oncor will be limited to an amount not to exceed Oncor’s net income (determined in accordance with GAAP, subject to certain defined adjustments) for the period beginning October 11, 2007 and ending December 31, 2012. Distributions are further limited by an agreement that Oncor’s regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Oncor’s revolving credit facility contains a financial covenant that requires maintenance of a specified leverage ratio. As of April 30, 2008, Oncor was in compliance with such covenant.

Credit Ratings — The rating agencies assign issuer credit ratings for Oncor. The issuer credit ratings as of April 30, 2008 for Oncor are BBB-, Ba1 and BBB- by S&P, Moody’s and Fitch, respectively.

Additionally, the rating agencies assign credit ratings on certain debt securities issued by Oncor. The credit ratings assigned for debt securities issued by Oncor as of April 30, 2008 are presented below:

	Senior Secured	Senior Unsecured
S&P	BBB-	BBB-
Moody’s	Ba1	Ba1
Fitch	BBB	BBB-

Moody’s and Fitch have placed the ratings for Oncor on “stable outlook”. S&P has placed Oncor’s rating on “developing outlook”.

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

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

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

A default by Oncor or any subsidiary thereof with respect to indebtedness in a principal amount in excess of $50 million may result in a cross default under its credit facility. Under this facility, a default by Oncor or any subsidiary thereof may cause the maturity of outstanding balances ($1.415 billion at April 30, 2008) under such facility to be accelerated.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2008, Oncor does not have any off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for details of contingencies, including guarantees.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2008 that are expected to materially impact Oncor.

REGULATION AND RATES

Matters with the PUCT

Stipulation Approved by the PUCT — On April 24, 2008, the PUCT entered an order on rehearing approving the terms of a stipulation relating to the filing in 2007 by Oncor and Texas Holdings of a Merger-related Joint Report and Application with the PUCT pursuant to Section 14.101 (b) of PURA and PUCT SUBST. R.25.75. The PUCT had issued a previous order in February 2008, but entered the current order in connection with motions for rehearing requesting minor clarifications and corrections. As discussed in the 2007 Form 10-K, the stipulation requires the filing of a rate case by Oncor no later than July 1, 2008 based on a test year ended December 31, 2007.

Advanced Meter Rulemaking — In 2005, the Texas Legislature passed legislation that authorized electric utilities to impose a surcharge to recover costs incurred in deploying advanced metering and meter information networks. Benefits of the advanced metering installation include improved safety, on-demand meter reading, enhanced outage identification and restoration and system monitoring of voltages. In 2007, the PUCT issued its advanced metering rule to implement this legislation. This rule outlined the minimum required functionality for an electric utility’s advanced metering systems to qualify for cost recovery under a surcharge. Subsequent to the issuance of the rule, the PUCT opened an implementation proceeding for market participants to fine-tune the rule requirements, address the impacts of advanced metering deployment on retail and wholesale markets in ERCOT, and help ensure that retail customers receive benefits from advanced metering deployment. The implementation proceeding is expected to conclude by the summer of 2008. Oncor intends to file a surcharge case on or before July 1, 2008 to request recovery of its estimated future investment for advanced metering deployment.

At December 31, 2007, Oncor had installed approximately 600,000 automated meters in its service territory at a capital cost of approximately $125 million. Oncor intends to seek recovery of the costs of these automated meters in the general rate case to be filed with the PUCT no later than July 1, 2008. Oncor did not install any advanced meters in the three months ended March 31, 2008, but expects to begin installation of a limited number of advanced meters in the second quarter of 2008 upon completion of procurement of the meters.

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

In February 2008, Oncor filed an application for an interim update of its wholesale transmission rate. The PUCT approved Oncor’s application at its April 25, 2008 open meeting and the new rate went into effect immediately. Annualized revenues are expected to increase by approximately $39 million. Approximately $25 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $14 million is recoverable from REPs through the TCRF component of Oncor’s delivery rates charged to REPs.

Competitive Renewable Energy Zones (CREZ) — In the first quarter of 2007, the PUCT initiated a docket to identify the transmission facilities necessary to interconnect future renewable energy generating facilities. As part of the docket, the PUCT considered which zones would contain the best renewable energy sources. In July 2007, the PUCT voted to designate zones with generation potential of over 20,000 MW.

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

In March 2008, the PUCT issued an Order Requiring Settlement Conference regarding the selection of transmission service providers to construct facilities necessary to serve CREZ. The Order specifies the intent of the PUCT to continue the existing rulemaking process, but also initiates a parallel process by ordering a settlement conference regarding the selection of transmission service providers for the CREZ transmission facilities. All entities that are interested in constructing and operating CREZ transmission facilities are required to participate in the settlement conference. Oncor will continue to participate in the settlement conference.

In April 2008, ERCOT filed the results of a CREZ Transmission Optimization Study with the PUCT. The study included four scenarios of wind capacity, ranging from approximately 12,000 MW to 25,000 MW, with estimated transmission investment across ERCOT of $3.0 billion to $6.4 billion. The PUCT will determine the major transmission improvements needed to support the wind resources and select the transmission service providers that will construct the facilities. Oncor cannot predict the amount of transmission facilities in CREZ, if any, that it will construct.

Summary

Although Oncor cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that Oncor may experience a loss in value as a result of changes in market conditions such as interest rates, which Oncor is exposed to in the ordinary course of business. Oncor may transact in financial instruments to hedge interest rate risk related to its indebtedness. All of Oncor’s long-term debt at March 31, 2008 and December 31, 2007 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 2007 Form 10-K and is therefore not presented herein.

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

Credit Exposure — Oncor’s exposure to credit risk associated with accounts receivable totaled $144 million from affiliated customers and $227 million from unaffiliated customers as of March 31, 2008. The unaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $7 million at March 31, 2008, and consists almost entirely of noninvestment grade trade accounts receivable. Oncor does not have any customers that represent more than 10% of the unaffiliated trade receivable amount at March 31, 2008.

Oncor is also exposed to credit risk associated with the note receivable from TCEH totaling $315 million ($34 million reported as current in trade accounts and other receivables from affiliates) at March 31, 2008 (see Note 10 to Financial Statements for additional information).

FORWARD-LOOKING STATEMENTS

This report and other presentations made by Oncor contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that Oncor expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of Oncor’s business and operations (often, but not always, through the use of words or phrases such as “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimated”, “projection”, “target” and “outlook”), are forward-looking statements. Although Oncor believes that in making such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “Risk Factors” in the 2007 Form 10-K and the following important factors, among others, that could cause the actual results of Oncor to differ materially from those projected in such forward-looking statements:

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

ITEM 4T.	CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to the discussion in Note 7 to Financial Statements regarding legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no significant changes in risk factors since those disclosed under the heading “Risk Factors” in Item 1A of the 2007 Form 10-K.

ITEM 6.	EXHIBITS

(a)	Exhibits provided as part of Part II are:

Exhibits	Previously Filed With File Number	As Exhibit
(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)		—	Deed of Trust, Security Agreement and Fixture Filing by Oncor Electric Delivery Company LLC to and for the benefit of The Bank of New York, dated as of May 15, 2008.

4(b)		—	Supplemental Indenture No. 2 dated as of May 15, 2008 between Oncor Electric Delivery Company LLC and The Bank Of New York, as Trustee under the Indenture and Deed of Trust dated as of May 1, 2002

4(c)		—	Supplemental Indenture No. 1 dated as of May 15, 2008 between Oncor Electric Delivery Company LLC and The Bank Of New York, as Trustee under the Indenture (for Unsecured Debt Securities) dated as of August 1, 2002

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)		—	Certification of Robert S. Shapard, chairman of the board and chief executive officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)		—	Certification of David M. Davis, vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99		—	Condensed Statements of Consolidated Income – Twelve Months Ended March 31, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY COMPANY LLC

By:	/s/ David M. Davis
David M. Davis
Vice President and Chief Financial Officer

Date: May 15, 2008