Form 10-Q
period 2008-06-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2008-08-14
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-100240

Oncor Electric Delivery Company LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2967830
(State of organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201	(214) 486-2000
(Address of Principal Executive Offices)	(Registrant’s Telephone Number)

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

As of August 14, 2008, all outstanding common membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly held by Energy Future Holdings Corp.

Oncor meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Oncor’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on Oncor’s website at http://www.oncor.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. Oncor will provide copies of current reports not posted on the website upon request. The information on Oncor’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q.

This Form 10-Q and other Securities and Exchange Commission filings of Oncor and its subsidiary occasionally make references to Oncor when describing actions, rights or obligations of its subsidiary. These references reflect the fact that the subsidiary is consolidated with Oncor for financial reporting purposes. However, these references should not be interpreted to imply that Oncor is actually undertaking the action or has the rights or obligations of its subsidiary or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2007 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2007

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to Oncor

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a subsidiary of EFH Corp. and the parent of TCEH.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context.

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a wholly-owned subsidiary of EFH Corp. and the parent of Oncor Holdings.

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Luminant	Refers to wholly-owned subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

Oncor	Refers to Oncor Electric Delivery Company LLC, a wholly-owned subsidiary of Oncor Holdings, and/or its consolidated bankruptcy remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a wholly-owned subsidiary of Intermediate Holding and the parent of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

ii

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

Purchase accounting	The purchase method of accounting for a business combination as prescribed by SFAS 141 whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement No. 125”

SFAS 141	SFAS No. 141, “Business Combinations”

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co.

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group, which is the parent of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

TXU Energy	Refers to TXU Energy Retail Company LLC, a subsidiary of TCEH engaged in the retail sale of power to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

(millions of dollars)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Operating revenues:
Affiliated	$242	$232	$484	$497
Nonaffiliated	384	350	756	698

Total operating revenues	626	582	1,240	1,195

Operating expenses:
Operation and maintenance	216	215	419	413
Depreciation and amortization	121	114	241	233
Income taxes	47	29	89	72
Taxes other than income	92	95	189	191

Total operating expenses	476	453	938	909

Operating income	150	129	302	286

Other income and deductions:
Other income (Note 11)	11	1	22	3
Other deductions (Note 11)	9	11	17	21
Nonoperating income taxes	5	1	10	4

Interest income	11	14	22	29

Interest expense and related charges (Note 11)	73	78	149	154

Net income	$85	$54	$170	$139

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(millions of dollars)

	Successor	Predecessor
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flows — operating activities:
Net income	$170	$139
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	221	233
Deferred income taxes and investment tax credits — net	46	1
Net gains on sale of assets	—	(3)
Stock-based incentive compensation expense	—	2
Other, net	6	3
Changes in operating assets and liabilities	(183)	(65)

Cash provided by operating activities	260	310

Cash flows — financing activities:
Issuance of long-term debt	—	800
Retirements of long-term debt	(50)	(48)
Increase (decrease) in short-term borrowings	375	(518)
Dividend to parent	(135)	(176)
Net increase in advances from parent	—	9
Decrease in income tax-related note receivable from TCEH	16	15
Debt premium, discount, financing and reacquisition expenses	(2)	(7)

Cash provided by financing activities	204	75

Cash flows — investing activities:
Capital expenditures	(465)	(382)
Costs to remove retired property	(16)	(16)
Reduction of restricted cash	8	3
Proceeds from sale of assets	—	4
Other	7	6

Cash used in investing activities	(466)	(385)

Net change in cash and cash equivalents	(2)	—

Cash and cash equivalents — beginning balance	22	1

Cash and cash equivalents — ending balance	$20	$1

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions of dollars)

	Successor
	June 30, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$20	$22
Restricted cash (Note 11)	48	56
Trade accounts receivable from nonaffiliates — net (Note 4)	258	208
Trade accounts and other receivables from affiliates	211	180
Income taxes receivable from parent	24	29
Materials and supplies inventories — at average cost	67	51
Accumulated deferred income taxes	53	45
Prepayments	88	67
Other current assets	2	3

Total current assets	771	661

Restricted cash (Note 11)	16	17
Investments and other property (Note 11)	83	89
Property, plant and equipment — net (Note 11)	8,334	8,069
Goodwill	4,900	4,894
Note receivable due from TCEH (Note 10)	273	289
Regulatory assets — net (Note 3)	1,324	1,305
Other noncurrent assets	113	110

Total assets	$15,814	$15,434

LIABILITIES AND MEMBERSHIP INTEREST

Current liabilities:
Short-term borrowings (Note 5)	$1,655	$1,280
Long-term debt due currently (Note 6)	101	99
Trade accounts payable	113	129
Accrued taxes other than income	80	136
Accrued interest	71	72
Other current liabilities	92	99

Total current liabilities	2,112	1,815

Accumulated deferred income taxes	1,399	1,354
Investment tax credits	45	47
Long-term debt, less amounts due currently (Note 6)	3,652	3,702
Other noncurrent liabilities and deferred credits	953	898

Total liabilities	8,161	7,816

Commitments and Contingencies (Note 7)

Membership interest (Note 8)	7,653	7,618

Total liabilities and membership interest	$15,814	$15,434

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Description of Business

Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 39% and 41% of Oncor’s total revenues for the six months ended June 30, 2008 and 2007, respectively. Oncor is a wholly-owned subsidiary of Oncor Holdings, which is a wholly-owned subsidiary of Intermediate Holding, a wholly-owned subsidiary of EFH Corp.

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

The accompanying condensed statements of consolidated income for the three and six months ended June 30, 2008 and June 30, 2007 and cash flows for the six months ended June 30, 2008 and June 30, 2007 are presented as the “Successor” and the “Predecessor,” respectively, and relate to periods succeeding and preceding the Merger, respectively. The consolidated financial statements of the Successor reflect the application of purchase accounting in accordance with the provisions of SFAS 141.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (billions of dollars):

Purchase price assigned to Oncor		$7.6

Property, plant and equipment	7.9
Regulatory assets—net	1.3
Other assets	1.3

Total assets acquired	10.5

Short-term borrowings and long-term debt	5.1
Deferred income tax liabilities	1.4
Other liabilities	1.3

Total liabilities assumed	7.8
Net identifiable assets acquired		2.7

Goodwill		$4.9

The purchase price allocation at June 30, 2008 is substantially complete. Based upon analysis completed to date, EFH Corp. and Oncor management do not expect any material changes in fair value estimates recorded; however, additional analysis with respect to the value of certain assets and contractual arrangements could result in a change in the amount of goodwill recorded by Oncor. SFAS 141 requires that the purchase price allocation be completed no later than one year from the date of the Merger.

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

3.	REGULATORY ASSETS AND LIABILITIES

	Successor
	June 30, 2008	December 31, 2007
Regulatory assets
Generation-related regulatory assets securitized by transition bonds	$919	$967
Employee retirement costs	266	265
Self insurance reserve (primarily storm recovery costs)	166	149
Securities reacquisition costs	101	105
Recoverable deferred income taxes — net	81	84
Employee severance costs	20	20
Nuclear decommissioning cost under-recovery	34	—
Other	6	3

Total regulatory assets	1,593	1,593

Regulatory liabilities
Credit due REPs under PUCT stipulation	72	72
Committed spending for demand side management initiatives	99	100
Investment tax credit and protected excess deferred taxes	51	55
Over-collection of securitization (transition) bond revenues	31	34
Nuclear decommissioning cost over-recovery	—	13
Other regulatory liabilities	16	14

Total regulatory liabilities	269	288

Net regulatory assets	$1,324	$1,305

Regulatory assets that have been reviewed and approved by the PUCT and are not earning a return totaled $949 million and $997 million at June 30, 2008 and December 31, 2007, respectively, including the generation-related regulatory assets securitized by transition bonds that have a remaining recovery period of approximately eight years.

Other regulatory assets totaling $502 million have not been reviewed by the PUCT but are deemed by management to be probable of recovery.

See Note 10 for additional information regarding nuclear decommissioning cost recovery.

4.	TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

Trade Accounts Receivable

	Successor
	June 30, 2008	December 31, 2007
Gross trade accounts receivable	$437	$361

Trade accounts receivable from TCEH	(171)	(147)
Allowance for uncollectible accounts	(8)	(6)

Trade accounts receivable from nonaffiliates — net	$258	$208

Gross trade accounts receivable at June 30, 2008 and December 31, 2007 included unbilled revenues of $146 million and $137 million, respectively.

Sale of Receivables

Prior to the Merger, Oncor participated in an accounts receivable securitization program established by EFH Corp. for certain of its subsidiaries, the activity under which was accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, Oncor sold trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sold undivided interests in those purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). In connection with the Merger, the accounts receivable securitization program was amended, and Oncor is no longer a participant in the program.

Under the program, new trade receivables generated by Oncor were continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflected seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in delivery fees and volumes. TXU Receivables Company issued subordinated notes payable to Oncor for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to Oncor that was funded by the sale of the undivided interests.

The discount from face amount on the purchase of receivables principally funded program fees paid by TXU Receivables Company to the funding entities. The discount also funded a servicing fee paid by TXU Receivables Company to EFH Corporate Services Company, a direct subsidiary of EFH Corp., but the amounts were immaterial. The program fees, referred to as losses on sale of the receivables under SFAS 140, consisted primarily of interest costs on the underlying financing and totaled $2 million and $4 million and averaged 7.4% and 6.4% (on an annualized basis) of the funding under the program for the three and six month periods ending June 30, 2007, respectively. These fees represented essentially all of the net incremental costs of the program to Oncor and were reported in operation and maintenance expenses.

As of June 30, 2007, funding under the program totaled $86 million, and the balance of the subordinated notes issued to Oncor, which was reported in trade accounts receivable, totaled $95 million. Funding increases or decreases under the program were reflected as operating cash flow activity in the statement of cash flows.

Activities of TXU Receivables Company related to Oncor were as follows:

Predecessor
Six Months Ended June 30, 2007
Cash collections on accounts receivable	$702
Face amount of new receivables purchased	(745)
Discount from face amount of purchased receivables	4
Program fees paid	(4)
Increase in subordinated notes payable	43

Operating cash flows provided to Oncor under the program	$—

5.	SHORT-TERM FINANCING

At June 30, 2008, Oncor had a $2.0 billion credit facility to be used for working capital and general corporate purposes, including issuances of commercial paper and letters of credit. Oncor may request increases in the commitments under the facility in any amount up to $500 million, subject to the satisfaction of certain conditions. This facility is a revolving credit facility, which means that amounts borrowed under the facility, once repaid, can be reborrowed by Oncor from time to time until October 10, 2013. In May 2008, Oncor secured this credit facility with a first priority lien on certain of its transmission and distribution assets. Oncor also secured all of its existing long-term debt securities (excluding the transition bonds) with the same lien in accordance with the terms of those securities. The lien contains customary provisions allowing Oncor to use the assets in its business, as well as to replace and/or release collateral as long as the market value of the aggregate collateral is at least 115% of the aggregate secured debt. The lien may be terminated at Oncor’s option upon the termination of Oncor’s current credit facility.

At June 30, 2008, Oncor had outstanding short-term borrowings under its credit facility totaling $1.655 billion with an interest rate of 3.10% at the end of the period. At December 31, 2007, Oncor had outstanding short-term borrowings under its credit facility totaling $1.280 billion with an interest rate of 5.70% at the end of the period. The increased borrowings were driven by funding of ongoing capital investments including the acquisition of CURRENT Communications of Texas, LP’s existing broadband over powerline based “Smart Grid” network assets in Oncor’s service territory. Availability under this facility as of June 30, 2008 was $345 million.

Borrowings bear interest at per annum rates equal to, at Oncor’s option, (i) adjusted LIBOR plus a spread of 0.275% to 0.800% (depending on the rating assigned to Oncor’s senior secured debt) or (ii) a base rate (the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds effective rate plus 0.50%) for borrowings. Under option (i) and based on Oncor’s current ratings, its LIBOR-based borrowings, which apply to all outstanding borrowings at June 30, 2008, bear interest at LIBOR plus 0.575%.

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

The facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, Oncor and its subsidiary from, among other things:

•	incurring additional liens;

•	entering into mergers and consolidations;

•	selling assets, and

•	making acquisitions and investments in subsidiaries.

In addition, the facility requires that Oncor maintain a consolidated senior debt to capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.

The facility contains certain customary events of default for facilities of this type, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments under the facility.

6.	LONG-TERM DEBT

At June 30, 2008 and December 31, 2007, long-term debt of Oncor consisted of the following:

	Successor
	June 30, 2008	December 31, 2007
Oncor
6.375% Fixed Senior Notes due May 1, 2012 (a)	$700	$700
7.000% Fixed Senior Notes due May 1, 2032 (a)	500	500
6.375% Fixed Senior Notes due January 15, 2015 (a)	500	500
7.250% Fixed Senior Notes due January 15, 2033 (a)	350	350
7.000% Fixed Debentures due September 1, 2022 (a)	800	800
Unamortized discount	(15)	(15)

Total Oncor	2,835	2,835

Oncor Electric Delivery Transition Bond Company LLC (b)
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	71	93
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	71	99
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total Oncor Electric Delivery Transition Bond Company LLC	928	978

Unamortized fair value discount related to transition bonds (c)	(10)	(12)

Total consolidated	3,753	3,801
Less amount due currently	(101)	(99)

Total long-term debt	$3,652	$3,702

(a)	Secured with first priority lien as discussed under “Short-Term Financing” above.
(b)	These bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.
(c)	The transition bonds, which secured regulatory assets not earning a return, were fair valued as of October 10, 2007 as a result of purchase accounting.

Debt Retirements in 2008

Retirements of long-term debt in 2008 totaled $50 million and represent transition bond principal payments at scheduled maturity dates.

7.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Oncor is involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

Guarantees

Oncor has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions.

Oncor is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At June 30, 2008, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $17 million. These leased assets consist primarily of vehicles used in distribution activities. The average life of the lease portfolio is approximately two years.

8.	MEMBERSHIP INTEREST

Cash Distributions to Parent

During 2008, Oncor’s board of directors declared and Oncor paid the following cash distributions to Oncor Holdings:

Declaration Date	Payment Date	Amount Paid
May 14, 2008	May 15, 2008	$78
February 20, 2008	March 31, 2008	$57

Membership Interest

The following table presents the changes to membership interest during the six months ended June 30, 2008:

Successor
Membership Interest
Balance at December 31, 2007	$7,618
Net income	170
Distributions paid to parent	(135)

Balance at June 30, 2008	$7,653

9.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS COSTS

Oncor is a participating employer in the EFH Retirement Plan, a defined benefit pension plan sponsored by EFH Corp. Oncor also participates with EFH Corp. and certain other subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The net allocated pension and other postretirement employee benefits (OPEB) costs applicable to Oncor for the three and six months ended June 30, 2008 and 2007 are comprised of the following:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Amounts recognized as expense	$4	$5	$9	$9
Amounts deferred principally as a regulatory asset or property	11	17	22	29

Net pension and OPEB costs	$15	$22	$31	$38

The discount rate reflected in net pension and OPEB costs in 2008 is 6.55%. The expected rate of return on plan assets reflected in the 2008 cost amounts is 8.25% for the pension plan and 7.90% for the OPEB plan.

For the full year 2008, Oncor expects to make required contributions totaling $46 million to EFH Corp.’s pension plan and to provide an estimated $38 million in funding for EFH Corp.’s OPEB plan. Oncor contributed $10 million to the OPEB plan in the three months ended June 30, 2008 and $7 million and $18 million to the pension and OPEB plans, respectively, in the six months ended June 30, 2008.

10.	RELATED–PARTY TRANSACTIONS

The following represent significant related-party transactions of Oncor:

•

Oncor records revenue from TCEH, principally for electricity delivery fees, which totaled $242 million and $232 million for the three months ended June 30, 2008 and 2007, respectively, and $484 million and $497 million for the six months ended June 30, 2008 and 2007, respectively.

•

Oncor records interest income from TCEH with respect to Oncor’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor’s bankruptcy-remote financing subsidiary. The interest income serves to offset Oncor’s interest expense on the transition bonds. This interest income totaled $12 million for both the three months ended June 30, 2008 and 2007 and $23 million and $25 million for the six months ended June 30, 2008 and 2007, respectively.

•

Incremental accrued income taxes incurred by Oncor as a result of delivery fee surcharges to its customers related to transition bonds are reimbursed by TCEH. Oncor’s financial statements reflect a note receivable from TCEH of $307 million ($34 million reported as current in trade accounts and other receivables from affiliates) at June 30, 2008 and $323 million ($34 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2007 related to these income taxes.

•

An EFH Corp. subsidiary charges Oncor for financial and certain other administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $6 million and $8 million for the three months ended June 30, 2008 and 2007, respectively, and $12 million and $14 million for the six months ended June 30, 2008 and 2007, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH’s balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor and remitted to TCEH. These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (also reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in the Oncor and TCEH intercompany receivable/payable, which in turn results in a change in Oncor’s reported net regulatory asset/liability. The regulatory asset totaled $34 million at June 30, 2008 and represents the excess of the decommissioning liability over the trust fund balance at that date. The regulatory liability totaled $13 million at December 31, 2007 and represents the excess of the trust fund balance over the estimated decommissioning liability at that date.

•

Oncor has a 19.5% limited partnership interest, with a carrying value of $8 million and $10 million at June 30, 2008 and December 31, 2007, respectively, in an EFH Corp. subsidiary holding Capgemini-related assets. Equity losses related to this interest are reported in other deductions and totaled $894 thousand and $620 thousand for the three months ended June 30, 2008 and 2007, respectively, and $2 million and $1 million for the six months ended June 30, 2008 and 2007, respectively. These losses primarily represent amortization of software assets held by the subsidiary.

•

EFH Corp. files a consolidated federal income tax return and allocates income tax liabilities to Oncor under a tax sharing agreement. Under the terms of this agreement, Oncor had a federal income tax receivable from EFH Corp. of $24 million and $29 million at June 30, 2008 and December 31, 2007, respectively. In the six months ended June 30, 2008 and 2007, Oncor paid income taxes of $53 million and $67 million, respectively to EFH Corp.

•

Oncor held cash collateral of $15 million on both June 30, 2008 and December 31, 2007 from TCEH related to interconnection agreements for three generation units being developed by TCEH. The collateral is reported in the balance sheet in other current liabilities.

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

See Notes 8 and 9 for information regarding distributions to Oncor Holdings and the allocation of EFH Corp.’s pension and OPEB costs to Oncor, respectively.

11.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Other income:
Net gain on sale of other properties and investments	$—	$1	$—	$3
Accretion of adjustment (discount) to regulatory assets due to purchase accounting (Note 3)	11	—	22	—

Total other income	$11	$1	$22	$3

Other deductions:
Charges related to 2006 cities rate settlement	$7	$7	$13	$13
Expenses related to InfrastruX Energy Services joint venture (a)	—	3	—	4
Equity losses in an unconsolidated affiliate (Note 10)	1	—	2	1
Other	1	1	2	3

Total other deductions	$9	$11	$17	$21

(a)	Consists of previously deferred costs arising from operational activities to transition to the joint venture arrangement, which was canceled in connection with the Merger.

Interest Expense and Related Charges

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Interest	$72	$78	$148	$154
Amortization of fair value debt discounts resulting from purchase accounting	1	—	2	—
Amortization of debt issuance costs, premiums and discounts	1	2	2	4
Allowance for funds used during construction – capitalized interest portion	(1)	(2)	(3)	(4)

Total interest expense and related charges	$73	$78	$149	$154

Investments and Other Property

	Successor
	June 30, 2008	December 31, 2007
Assets related to employee benefit plans, including employee savings programs, net of distributions	$73	$77
Investment in unconsolidated affiliate	8	10
Land	2	2

Total investments and other property	$83	$89

Restricted Cash

All restricted cash amounts reported on the balance sheet relate to the securitization (transition) bonds.

Property, Plant and Equipment

At June 30, 2008 and December 31, 2007, property, plant and equipment of $8.3 billion and $8.1 billion, respectively, is stated net of accumulated depreciation and amortization of $4.0 billion and $3.9 billion, respectively.

Intangible Assets

Intangible assets other than goodwill are comprised of the following:

	Successor
	As of June 30, 2008			As of December 31, 2007
	Gross Carrying Amount			Gross Carrying Amount
		Accumulated Amortization			Accumulated Amortization
			Net			Net
Intangible assets subject to amortization
included in property, plant and equipment:
Land easements	$179	$68	$111	$179	$67	$112
Capitalized software	136	71	65	122	63	59

Total	$315	$139	$176	$301	$130	$171

Aggregate Oncor amortization expense for intangible assets totaled $5 million and $4 million for the three months ended June 30, 2008 and 2007, respectively, and $9 million and $7 million for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, the weighted average remaining useful lives of capitalized land easements and software were 69 years and 10 years, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2007 is as follows:

Year	Amortization Expense
2008	$19
2009	19
2010	15
2011	12
2012	9

At June 30, 2008 and December 31, 2007, goodwill of $4.9 billion was reported on the balance sheet.

Supplemental Cash Flow Information

	Successor	Predecessor
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Cash payments:
Interest paid	$150	$152
Capitalized interest	(3)	(4)

Interest (net of amounts capitalized)	147	148
Income taxes	53	67
Noncash investing and financing activities:
Noncash construction expenditures (a)	31	33

(a)	Represents end of period accruals.

12.	SUBSEQUENT EVENT

Minority Interest Sale

On August 12, 2008, Oncor entered into a Contribution and Subscription Agreement (Contribution Agreement), with Texas Transmission Investment LLC (Buyer), an entity indirectly owned by a private investment group led by the OMERS Administration Corporation, acting through its infrastructure investment entity Borealis Infrastructure Management Inc., and the Government of Singapore Investment Corporation Pte Ltd., acting through its private equity and infrastructure subsidiary GIC Special Investments Pte Ltd., pursuant to which Oncor agreed to issue and sell between 19.75% and 19.97% of its equity interests to the Buyer (Issuance).

The consideration for the equity interests to be issued and sold to the Buyer in the Issuance will be approximately $1.254 billion (assuming the purchase by the Buyer of a 19.75% equity interest in Oncor). At the closing of the Issuance, Oncor also expects to offer and sell up to 0.22% of its outstanding equity interests to certain members of Oncor’s management team (Management Equity Offering). Accordingly, immediately after the closing of the Issuance and the Management Equity Offering, EFH Corp. will indirectly own 80.03% of Oncor, Oncor management will own approximately 0.22% of Oncor and the Buyer will own approximately 19.75% of Oncor. The Buyer will purchase any portion of the 0.22% of Oncor’s outstanding equity interests not purchased in the Management Equity Offering, with a pro rata increase in the aggregate purchase price to be paid by the Buyer.

The obligation of the Buyer to consummate the Issuance is not subject to any financing covenants or conditions. The proceeds to be received by Oncor from the Buyer upon completion of the Issuance and the Management Equity Offering are expected to be distributed ultimately to EFH Corp. as the indirect parent company of Oncor.

Each of the parties’ obligations to complete the Issuance are subject to various conditions, including, among others the following: (i) the determination by the Committee on Foreign Investment in the United States (CFIUS) that the transactions contemplated by the Contribution Agreement are not subject to Section 721 of the Defense Production Act of 1950, as amended, or the determination by CFIUS that there are no unresolved national security concerns with respect to such transactions and action under Section 721 is therefore concluded, or receipt of notice that the President of the United States will not act to prohibit, suspend or otherwise prevent such transactions, (ii) the receipt by the Buyer of an irrevocable and legally binding equity commitment from an additional third-party investor to acquire between 1% and 5% (up to approximately $63 million) of the capital stock and shareholder debt of Buyer’s direct parent and (iii) the confirmation that, as of completion of the Issuance, certain of the Buyer’s indirect investors do not own certain direct or indirect equity interests in EFH Corp. Oncor currently expects that the Issuance will close in the fourth quarter of 2008; however, there can be no assurance that the Issuance will be completed.

The Contribution Agreement may be terminated: (i) by mutual consent of the parties if the Issuance has not occurred by December 31, 2008 or (ii) by either Oncor or the Buyer, as the case may be, upon certain material breaches of the terms of the Contribution Agreement by the other party.

In connection with the proposed issuance to Buyer, Oncor, Buyer, EFH Corp. and certain other subsidiaries of EFH Corp. have agreed to enter into several other agreements at the closing, each in the respective form attached as an exhibit to the Contribution Agreement. These agreements will, among other things, establish the parties’ respective governance and other rights in respect of their direct and indirect ownership interest in Oncor.

In accordance with applicable securities laws, the equity interests in Oncor issued to the Buyer in the Issuance will be restricted securities and will be issued in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D thereunder.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Oncor Electric Delivery Company LLC:

We have reviewed the accompanying condensed consolidated balance sheet of Oncor Electric Delivery Company LLC and subsidiary (the “Company”) as of June 30, 2008, and the related condensed statements of consolidated income for the three-month and six-month periods ended June 30, 2008 and 2007, and of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007, and the related statements of consolidated income, comprehensive income, cash flows, membership interest and shareholder’s equity for the period from October 11, 2007 through December 31, 2007 (successor) and the period from January 1, 2007 through October 10, 2007 (predecessor) (not presented herein); and in our report dated March 31, 2008 (which report includes an explanatory paragraph related to Oncor Electric Delivery Company, LLC being an indirect wholly-owned subsidiary of EFH Corp., which completed its merger with Texas Energy Future Merger Sub Corp on October 10, 2007), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas

August 14, 2008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

See Note 1 to Financial Statements for a description of the business.

SIGNIFICANT DEVELOPMENTS

Sale of Minority Stake

On August 12, 2008, Oncor entered into an agreement to sell an approximate 20% minority stake to an investor group to further enhance Oncor’s separation from Texas Holdings, EFH Corp. and EFH Corp.’s other subsidiaries. The investor group is led by certain firms from Canada and Singapore and is not affiliated with any member of the Sponsor Group, Texas Holdings or EFH Corp. Under the agreement, the investor group will pay approximately $1.254 billion for an approximate 19.75% minority interest in Oncor.

The transaction will be reviewed by the Committee on Foreign Investment in the United States, and will only close once that process is complete. EFH Corp. and Oncor have also informed the PUCT, FERC, and state and federal lawmakers of the transaction. See Note 12 to Financial Statements for additional information.

Rate Case, Advance Metering Deployment Surcharge Case, and Competitive Renewable Energy Zones

See discussion of these major initiatives below under “Regulation and Rates”.

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

Under an agreement between Oncor and CURRENT Communications of Texas, LP (“Current”), in May 2008 Oncor acquired Current’s existing broadband over powerline (BPL) based “Smart Grid” network assets in Oncor’s service territory for $90 million in cash. These network assets include BPL equipment and technology such as fiber optics, embedded sensors and software analytics that are intended to enable Oncor to better monitor its electricity distribution network over up to one-sixth of its service territory. The network assets also included certain finished goods inventory and additional components. In connection with the transaction, Oncor also agreed to purchase software licenses and maintenance and operation services from an affiliate of Current for a three-year period for approximately $35 million, including $25 million paid at the closing of the transaction. In addition, Oncor may, at its option, purchase additional equipment and utilize additional services from Current that would allow Oncor to expand the BPL network to up to one-half of its service territory.

Refund to Customers

Oncor expects to provide a one-time $72 million refund to its REP customers in September 2008. The refund was a commitment made by Oncor in connection with the PUCT’s review of the Merger and was recorded as a regulatory liability in the fourth quarter 2007 as part of purchase accounting. The refund will be in the form of a credit on distribution fee billings.

While the refund will be provided to REPs, the intent is that it will be passed through to end-use retail consumers, and only those REPs that agree to do so will receive their portion of the credit. Funds allocated to those REPs that do not agree to pass on the refunds will be redistributed to the other customers served by REPs agreeing to pass on the refunds to ensure that the entire $72 million is refunded. To qualify, a retail customer must have been an electricity customer in the Oncor territory during December 2007 and still be served at the same location by a REP that agrees to pass on the refund. Commercial and industrial customers will also receive a portion of the $72 million refund, although it will be based on their individual usage during calendar year 2007.

Other Matters with the PUCT

See discussion below regarding other matters with the PUCT under “Regulation and Rates”.

RESULTS OF OPERATIONS

The accompanying condensed statements of consolidated income and cash flows are presented for four periods: three and six months ended June 30, 2008 (Successor) and three and six months ended June 30, 2007 (Predecessor), which relate to periods after and before the Merger, respectively. While the results of operations of the Predecessor and Successor are not comparable due to the change in basis resulting from the application of purchase accounting for the Merger, the effects of purchase accounting on the results of the Successor are discussed in the comparison of results for the 2008 and 2007 periods.

All dollar amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations (including the tables) are stated in millions of US dollars unless otherwise indicated.

As discussed in the 2007 Form 10-K, Oncor’s results are being impacted by the effects of the 2006 cities rate settlement. Incremental expenses of approximately $70 million have been recognized almost entirely over the period from May 2006 through June 2008, of which $9 million and $8 million has been recognized in the three months ended June 30, 2008 and 2007, respectively, and $17 million and $16 million has been recognized in the six months ended June 30, 2008 and 2007, respectively.

Operating Data

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Change %	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Change %
Operating statistics – volumes:
Electric energy delivered (GWh)	27,451	24,972	9.9	52,491	49,966	5.1

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)				85.27	77.92	9.4
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.15	1.15	—
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				73.86	67.78	9.0

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)				3,108	3,077	1.0

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Operating revenues:
Electricity distribution revenues (b):
Affiliated (TCEH)	$241	$230	$483	$494
Nonaffiliated	307	278	604	558

Total distribution revenues	548	508	1,087	1,052
Third-party transmission revenues	69	65	135	126
Other miscellaneous revenues	9	9	18	17

Total operating revenues	$626	$582	$1,240	$1,195

(a)	SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. The statistics presented are based on twelve months ended June 30, 2008 and 2007 data.
(b)	Includes transition charge revenue associated with the issuance of securitization bonds totaling $34 million and $33 million for the three months ended June 30, 2008 and 2007, respectively, and $68 million and $70 million for the six months ended June 30, 2008 and 2007, respectively. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Operating revenues increased $44 million, or 8%, to $626 million in 2008. The revenue increase reflected:

•	an estimated $23 million effect of higher average consumption primarily due to warmer than normal weather in 2008 and cooler than normal weather in 2007;

•	$11 million from increased distribution tariffs to recover transmission costs;

•	$4 million in higher transmission revenues primarily due to rate increases to recover ongoing investment in the transmission system;

•	an estimated $5 million impact of growth in points of delivery, and

•	$1 million in higher charges to REPs related to transition bonds (offset by higher amortization of the related regulatory asset).

Operation and maintenance expense increased $1 million, or less than 1%, to $216 million in 2008. The increase reflected:

•	$4 million in increased labor and benefits costs for restoration of service as a result of weather events, more stringent service requirements and equipment installation activities;

•	$4 million in higher vegetation management expenses;

•	$1 million in software license and service expenses related to Oncor’s purchase of the BPL based “Smart Grid” network from Current in May 2008, and

•	$1 million in increased bad debt expense.

partially offset by:

•	$3 million in expenses in 2007 related to the rebranding of TXU Electric Delivery Company to Oncor Electric Delivery Company;

•	$2 million in lower incentive compensation expense;

•	$2 million in lower fees due to Oncor’s exit from the sale of accounts receivable program;

•	$1 million in lower professional fees, and

•	$1 million in lower shared services costs allocated by EFH Corp.

Depreciation and amortization increased $7 million, or 6%, to $121 million in 2008. The increase reflected higher depreciation due to ongoing investments in property, plant and equipment as well as $1 million in higher amortization of the regulatory assets associated with the transition bonds (offset in revenues).

Taxes other than income decreased $3 million, or 3%, to $92 million in 2008 reflecting a decrease in state franchise taxes due to the 2007 enactment of the Texas margin tax, which is accounted for as an income tax. Local franchise fees resulting from the 2006 cities rate settlement totaled $2 million for both the three months ended June 30, 2008 and 2007.

Other income totaled $11 million in 2008 and $1 million in 2007. The 2008 amount represents accretion of the fair value adjustment to certain regulatory assets due to purchase accounting as discussed in Note 2 to Financial Statements. Other deductions totaled $9 million and $11 million in 2008 and 2007, respectively. These amounts included costs associated with the 2006 cities rate settlement totaling $7 million for both the three months ended June 30, 2008 and 2007. See Note 11 to Financial Statements for additional detail.

Income tax expense totaled $52 million in 2008 (including $47 million related to operating income and $5 million related to nonoperating income) compared to $30 million in 2007. The effective income tax rate was 38.0% in 2008 and 35.7% in 2007. The increased rate is primarily driven by non-deductible losses related to the decline in value of assets held for employee benefit plans, principally employee savings programs.

Interest income decreased $3 million, or 21%, to $11 million in 2008. The decrease reflects $1 million in lower earnings on assets held for employee benefit plans, a $1 million decrease in reimbursement of transition bond interest from TCEH and a $1 million decrease in earnings on restricted cash.

Interest expense decreased $5 million, or 6%, to $73 million in 2008. The variance reflected a decrease of $9 million due to lower average interest rates driven by increased short-term borrowings, partially offset by a $4 million effect of higher average borrowings, reflecting the ongoing capital investment in the business, including the purchase of Current’s existing BPL-based “Smart Grid” network. The average interest rate effect is net of a $1 million increase due to the amortization of the fair value discount related to transition bonds that was recorded due to purchase accounting.

Net income increased $31 million, or 57%, to $85 million in 2008, driven by increased revenues and reflecting higher other income, which includes the effects of purchase accounting.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Operating revenues increased $45 million, or 4%, to $1.240 billion in 2008. The revenue increase reflected:

•	$18 million from increased distribution tariffs to recover transmission costs;

•	an estimated $11 million impact of growth in points of delivery;

•	$10 million in higher transmission revenues primarily due to rate increases to recover ongoing investment in the transmission system, and

•	an estimated $7 million effect of higher average consumption driven by warmer than normal weather in 2008 and cooler than normal weather in 2007,

partially offset by a $2 million decrease in transition bond revenues (offset in depreciation and amortization expense).

Operation and maintenance expense increased $6 million, or 1%, to $419 million in 2008. The increase reflected:

•	$10 million in increased labor and benefits costs for restoration of service as a result of weather events, more stringent service requirements and equipment installation activities;

•	$6 million in higher vegetation management expenses;

•	$2 million in higher professional fees;

•	$1 million in software license and service expenses related to Oncor’s purchase of the BPL based “SmartGrid” network from Current in May 2008, and

•	$1 million in increased bad debt expense,

partially offset by:

•	$5 million in lower incentive compensation expense;

•	$3 million in expenses in 2007 related to the rebranding of TXU Electric Delivery Company to Oncor Electric Delivery Company;

•	$3 million in lower fees due to Oncor’s exit from the sale of accounts receivable program, and

•	$2 million in lower shared services costs allocated by EFH Corp.

Depreciation and amortization increased $8 million, or 3%, to $241 million in 2008. The increase reflected $11 million in higher depreciation due to ongoing investments in property, plant and equipment, partially offset by $2 million in lower amortization of the regulatory assets associated with the transition bonds (offset in revenues).

Taxes other than income decreased $2 million, or 1%, to $189 million in 2008. A decrease in state franchise taxes of $6 million due to the 2007 enactment of the Texas margin tax, which is accounted for as an income tax, was partially offset by a $4 million increase in local franchise fees. Local franchise fees resulting from the 2006 cities rate settlement totaled $4 million and $3 million for the six months ended June 30, 2008 and 2007, respectively.

Other income totaled $22 million in 2008 and $3 million in 2007. The 2008 amount represents accretion of the fair value adjustment to certain regulatory assets due to purchase accounting as discussed in Note 2 to Financial Statements. Other deductions totaled $17 million and $21 million in 2008 and 2007, respectively. These amounts included costs associated with the 2006 cities rate settlement totaling $13 million for both the six months ended June 30, 2008 and 2007. See Note 11 to Financial Statements for additional detail.

Income tax expense totaled $99 million in 2008 (including $89 million related to operating income and $10 million related to nonoperating income) compared to $76 million in 2007. The effective income tax rate was 36.8% in 2008 and 35.3% in 2007. The increased rate is primarily driven by non-deductible losses related to the decline in value of assets held for employee benefit plans, principally employee savings programs.

Interest income decreased $7 million, or 24%, to $22 million in 2008. The decrease reflects $3 million in lower earnings on assets held for employee benefit plans, a $2 million decrease in reimbursement of transition bond interest from TCEH and a $1 million decrease in earnings on restricted cash.

Interest expense decreased $5 million, or 3%, to $149 million in 2008. Interest expense in 2008 reflected a decrease of $13 million due to lower average interest rates driven by increased short-term borrowings, partially offset by an $8 million effect of higher average borrowings, reflecting the ongoing capital investment in the business. The average interest rate effect is net of a $2 million increase due to the amortization of the fair value discount related to transition bonds that was recorded due to purchase accounting.

Net income increased $31 million, or 22%, to $170 million in 2008, driven by increased revenues and reflecting higher other income, which includes the effects of purchase accounting.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash provided by operating activities totaled $260 million and $310 million for the six months ended June 30, 2008 and 2007, respectively. The major factors driving the $50 million decrease included:

•	an $81 million unfavorable change in working capital (accounts receivable, accounts payable and inventories) largely due to:

•	an increase in accounts receivable reflecting higher average consumption due to warmer than normal weather in 2008 and cooler than normal weather in 2007 and

•	an increase in inventory, including materials acquired in Oncor’s purchase of the BPL based “Smart Grid” network from Current in May 2008,

•	$18 million in cash collateral received from TCEH in 2007 related to interconnection agreements for three generation units being developed by Luminant, and

•	$13 million in payment of expenses accrued in 2007 related to third-party transmission providers,

partially offset by higher cash earnings.

Cash provided by financing activities totaled $204 million in 2008 compared to $75 million in 2007. The activity reflected:

	Successor	Predecessor
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Net issuances of borrowings (including predecessor advances from parent)	$323	$236
Distributions to parent	(135)	(176)
Payments received related to TCEH note receivable	16	15

Cash provided by financing activities	$204	$75

Investing activities, which consisted primarily of capital expenditures, totaled $466 million in 2008 and $385 million in 2007. The activity reflected:

	Successor	Predecessor
	Six Months Ended June 31, 2008	Six Months Ended June 31, 2007

Capital expenditures	$(465)	$(382)
Other	(1)	(3)

Cash used in investing activities	$(466)	$(385)

The $83 million increase in capital expenditures reflects the purchase of Current’s BPL-based “Smart Grid” network as discussed above under “Significant Developments”.

Depreciation and amortization expense reported in the condensed statement of consolidated cash flows is less than the amount reported in the condensed statement of consolidated income by $20 million for the six months ended June 30, 2008. The difference represents the $22 million accretion of the adjustment (discount) to regulatory assets, net of the $2 million amortization of debt fair value discount, both due to purchase accounting and reported in other income and interest expense and related charges, respectively, in the condensed statement of consolidated income.

Long-Term Debt Activity — Retirements for the six months ended June 30, 2008 totaled $50 million of scheduled transition bond principal payments.

Credit Facilities/Short-term Borrowings — At July 31, 2008, Oncor had a $2.0 billion revolving credit facility, under which borrowings are available on a revolving basis through October 10, 2013. Borrowing capacity available under this credit facility totaled $370 million and $720 million at July 31, 2008 and December 31, 2007, respectively. Availability decreased $350 million from year-end 2007 to July 31, 2008 due to funding of capital investments, including the purchase of Current’s existing BPL based “Smart Grid” network as discussed above under “Significant Developments”. Oncor may increase the commitments under the facility in any amount up to $500 million, subject to the satisfaction of certain conditions. In May 2008, Oncor secured this credit facility with a first priority lien on certain of its transmission and distribution assets. Oncor also secured all of its existing long-term debt securities (excluding the transition bonds) with the same lien in accordance with the terms of those securities. The lien contains customary provisions allowing Oncor to use the assets in its business, as well as to replace and/or release collateral as long as the market value of the collateral is at least 115% of the aggregate secured debt. The lien may be terminated at Oncor’s option upon the termination of Oncor’s current credit facility. Oncor expects to refinance a significant portion of the current outstanding debt balance under its revolving credit facility through the issuance of long-term debt; however, there can be no guarantee that Oncor will be able to complete the refinancing nor can Oncor guarantee that the terms of such long-term debt will be favorable to Oncor. See Note 5 to Financial Statements for additional information regarding the credit facility.

Distributions — Oncor’s cash distributions to Oncor Holdings, an indirect wholly-owned subsidiary of EFH Corp., and the dates distributions were declared by Oncor’s board of directors, are as follows:

Declaration Date	Payment Date	Amount Paid
May 14, 2008	May 15, 2008	$78
February 20, 2008	March 31, 2008	$57

The distributions paid by Oncor are limited to an amount not to exceed Oncor’s net income (determined in accordance with GAAP, subject to certain defined adjustments) for the period beginning October 11, 2007 and ending December 31, 2012. Distributions are further limited by an agreement that Oncor’s regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Oncor’s revolving credit facility contains a financial covenant that requires maintenance of a specified leverage ratio. As of July 31, 2008, Oncor was in compliance with such covenant.

Credit Ratings — The rating agencies assign issuer credit ratings for Oncor. The issuer credit ratings as of August 13, 2008 for Oncor are BBB+, Ba1 and BBB- by S&P, Moody’s and Fitch, respectively.

Additionally, the rating agencies assign credit ratings on certain debt securities issued by Oncor. The credit ratings assigned for debt securities issued by Oncor as of August 13, 2008 are presented below:

	Senior Secured	Senior Unsecured
S&P	BBB+	BBB+
Moody’s	Ba1	Ba1
Fitch	BBB	BBB-

All three rating agencies have placed the ratings for Oncor on “stable outlook”.

Oncor has entered into an agreement to sell an approximate 20% minority stake to an investor group to further enhance Oncor’s separation from Texas Holdings, EFH Corp. and EFH Corp.’s other subsidiaries. In connection with Oncor’s execution of the agreement, S&P upgraded Oncor’s issuer credit rating and Oncor’s long-term debt ratings by two notches from BBB- to BBB+. Should the sale not be completed, Oncor believes that its long-term debt and issuer credit ratings could be adversely affected, including a potential downgrade to below investment grade. See Note 12 to Financial Statements for additional information on the minority interest sale.

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

A default by Oncor or any subsidiary thereof with respect to indebtedness in a principal amount in excess of $50 million may result in a cross default under its credit facility. Under this facility, a default by Oncor or any subsidiary thereof may cause the maturity of outstanding balances ($1.630 billion at July 31, 2008) under such facility to be accelerated.

Long-Term Contractual Obligations and Commitments — In June 2008, Oncor entered into a 10-year contract for transmission and distribution construction and maintenance services effective for calendar years 2009 through 2018. The contract terms include pricing that assumes minimum purchase amounts by Oncor of $300 million for each of the five two-year periods of the contract. Purchases of less than the assumed amounts may result in lost discount payments of up to $24 million per two-year period if such minimum levels are not met. The contract can be terminated by Oncor for convenience or by the vendor if certain threshold spending is not achieved, subject to a wind-down payment of up to $21 million in 2009, declining annually to $2 million at the beginning of 2018 or by either party for cause with no wind-down payment. Termination can be for the full contract or for certain services only. Management considers it unlikely that any material lost discount payments will be made.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2008, Oncor does not have any off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for details of contingencies, including guarantees.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after June 30, 2008 that are expected to materially impact Oncor.

REGULATION AND RATES

Matters with the PUCT

Stipulation Approved by the PUCT — In April 2008, the PUCT entered an order on rehearing approving the terms of a stipulation relating to the filing in 2007 by Oncor and Texas Holdings of a Merger-related Joint Report and Application with the PUCT pursuant to Section 14.101 (b) of PURA and PUCT Substantive Rule 25.75. As discussed in the 2007 Form 10-K, the stipulation required the filing of a rate case by Oncor no later than July 1, 2008 based on a test year ended December 31, 2007. Oncor filed the rate case with the PUCT on June 27, 2008 as discussed below. The order became final in June 2008. In July 2008, Nucor Steel filed an appeal of the PUCT’s order in the 200th District Court of Travis County, Texas. Oncor was named a defendant in the appeal and intends to vigorously defend this appeal.

Rate Case — In June 2008, Oncor filed for a rate review with the PUCT (Docket No. 35717) and 204 cities, as committed to in the stipulation discussed above. If approved as requested, this review would result in an aggregate annual rate increase of approximately $275 million, the majority of which relates to increased depreciation expense due to capital investments and recovery of costs that have been recorded as regulatory assets. Oncor filed a proposed procedural schedule in July 2008, with a hearing on the merits tentatively scheduled to commence on January 13, 2009. Resolution of Oncor’s proposed increase is expected to occur in 2009.

Advanced Meter Rulemaking — In 2005, the Texas Legislature passed legislation that authorized electric utilities to impose a surcharge to recover costs incurred in deploying advanced metering and meter information networks. Benefits of the advanced metering installation include improved safety, on-demand meter reading, enhanced outage identification and restoration and system monitoring of voltages. In 2007, the PUCT issued its advanced metering rule to implement this legislation. This rule outlined the minimum required functionality for an electric utility’s advanced metering systems to qualify for cost recovery under a surcharge. Subsequent to the issuance of the rule, the PUCT opened an implementation proceeding for market participants to fine-tune the rule requirements, address the impacts of advanced metering deployment on retail and wholesale markets in ERCOT, and help ensure that retail customers receive benefits from advanced metering deployment. The implementation proceeding is expected to conclude by the fall of 2008.

Advanced Metering Deployment Surcharge Case — In May 2008, Oncor filed with the PUCT (Docket No. 35718) a description and request for approval of its proposed advanced metering system deployment plan and its proposed surcharge for the recovery of its estimated future investment for advanced metering deployment. Oncor’s plan provides for the full deployment of over three million advanced meters by the end of 2012 to all residential and most non-residential retail electric customers in Oncor’s service area. Oncor installed approximately 5,000 advanced meters in a pilot program in the three months ended June 30, 2008, and expects to begin full deployment of advanced meters in the third quarter of 2008.

On August 11, 2008, a non-unanimous settlement was reached with the majority of the parties to the case. The proposed settlement includes the following major provisions (the comparisons are against amounts filed in the request):

•	a surcharge beginning on January 1, 2009 and continuing for 11 years;

•	a total revenue requirement over the surcharge period of $1.035 billion (reduced from $1.069 billion);

•	estimated capital expenditures for advanced metering facilities of $686 million (reduced from $690 million);

•	related operation and maintenance expenses for the surcharge period of $153 million (increased from $148 million);

•	$28 million of additional savings (in addition to the $176 million in the original filing), and

•

a requested advanced metering cost recovery factor of $2.22 per month per residential retail customer (reduced from $2.29 per month) and varying from $2.41 to $5.18 per month for non-residential retail customers (reduced from $2.49 to $5.35 per month).

The PUCT is generally required to approve or disapprove Oncor’s plan within 150 days, but the deadline may be extended by the PUCT for good cause. In addition, Oncor may, through subsequent reconciliation proceedings, request recovery of additional costs that are reasonable and necessary. While there is a presumption that costs spent in accordance with a plan approved by the PUCT are reasonable and necessary, any costs that are found not to have been spent or properly allocated, or not to be reasonable or necessary, must be refunded.

As of December 31, 2007, Oncor had installed approximately 600,000 automated meters in its service territory at a capital cost of approximately $125 million. These meters are not part of the surcharge request, and Oncor is seeking recovery of the costs of these meters in the general rate case discussed above.

Oncor Energy Efficiency Cost Recovery Filing — In June 2008, Oncor filed with the PUCT a Request for Approval of Energy Efficiency Cost Recovery Factor (Docket No. 35634). Oncor requested a nonbypassable charge that, if approved, will be billed to REPs serving customer classes that receive services under Oncor’s energy efficiency program. The proposed recovery factor is $0.22 per month for each residential customer and will vary for non-residential customers. The proposed charge will allow Oncor, in a timely manner, to recover reasonable and necessary costs incurred in administering its energy efficiency program. If approved, the charge would go into effect on December 29, 2008, coinciding with the start of Oncor’s January 2009 billing month cycle.

In July 2008, a PUCT order was issued, establishing a schedule for the case, including an August 4, 2008 deadline to request a hearing, an August 8, 2008 deadline for a PUCT Staff recommendation (if no hearing is requested) and an August 13, 2008 deadline for the filing of a proposed order. On August 1, 2008, the Steering Committee of Cities filed a request for a hearing in the case. On August 5, 2008, the case was referred to the State Office of Administrative Hearings (SOAH). SOAH will set a procedural schedule after the PUCT adopts a preliminary order, which is expected to occur at its August 28, 2008 open meeting.

Transmission Rates — In order to recover increases in its transmission costs, including fees paid to other transmission service providers, Oncor is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rate charged to REPs. In January 2008, an application was filed to increase the TCRF, which was administratively approved in February 2008 and became effective March 1, 2008. This increase is expected to increase annualized revenues by $12 million. In July 2008, an application was filed to increase the TCRF, which is expected to be approved in [August 2008] and become effective September 1, 2008. This increase is expected to increase annualized revenues by $26 million.

In February 2008, Oncor filed an application for an interim update of its wholesale transmission rate. The PUCT approved Oncor’s application at its April 25, 2008 open meeting and the new rate went into effect immediately. Annualized revenues are expected to increase by approximately $39 million. Approximately $25 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $14 million is recoverable from REPs through the TCRF component of Oncor’s delivery rates charged to REPs and is included in the filing discussed immediately above.

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

In the fourth quarter of 2007, the PUCT issued its Proposal for Publication for a new rule regarding the Selection of Transmission Service Providers (TSP) to establish a process for entities interested in constructing transmission improvements to submit expressions of interest to the PUCT. The rule also establishes the procedure whereby the PUCT selects the entities responsible for constructing the transmission improvements, and specifies requirements to ensure that such entities complete the ordered improvements in a timely and cost-effective manner. The TSP selection rule was approved by the PUCT in May 2008, and the order adopting the new rule was issued in June 2008.

In March 2008, the PUCT issued an Order Requiring Settlement Conference regarding the selection of transmission service providers to construct facilities necessary to serve CREZ. The Order specifies the intent of the PUCT to continue the existing rulemaking process, but also initiates a parallel process by ordering a settlement conference regarding the selection of transmission service providers for the CREZ transmission facilities. All entities that are interested in constructing and operating CREZ transmission facilities are required to participate in the settlement conference. Oncor is participating in the settlement conference.

In April 2008, ERCOT filed the results of a CREZ Transmission Optimization Study with the PUCT. The study included four scenarios of wind capacity, ranging from approximately 12,000 MW to 25,000 MW, with estimated transmission investment across ERCOT of $3.0 billion to $6.4 billion. In July 2008, the PUCT approved a scenario with an estimated transmission facilities cost of $4.9 billion to accommodate over 18,000 MW of wind capacity. The PUCT will select the transmission service providers that will construct the facilities.

In July 2008, Oncor, AEP Texas Central Company, AEP Texas North Company, Electric Transmission Texas, Lower Colorado River Authority Transmission Services Corp. and Sharyland Utilities, LP jointly filed an Initial Statement of Interest with the PUCT indicating their desire to construct and operate all of the CREZ transmission facilities and intent to file CREZ Transmission Plan proposals. As part of this filing, Oncor proposes to build at least 1,000 miles of transmission lines and facilities in and around Oncor’s service territory, which Oncor estimates will require an investment of more than $2 billion. Other interested transmission service providers have also filed statements of interest. Oncor plans to file its CREZ Transmission proposal in September 2008. Hearings on the CREZ Transmission Plan proposals are scheduled to commence December 1, 2008. Oncor cannot predict the amount of transmission facilities in CREZ, if any, that it will be awarded and construct.

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

Market risk is the risk that Oncor may experience a loss in value as a result of changes in market conditions such as interest rates, which Oncor is exposed to in the ordinary course of business. Oncor may transact in financial instruments to hedge interest rate risk related to its indebtedness. All of Oncor’s long-term debt at June 30, 2008 and December 31, 2007 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 2007 Form 10-K and is therefore not presented herein.

CREDIT RISK

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. Oncor’s customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT.

Credit Exposure — Oncor’s exposure to credit risk associated with accounts receivable totaled $177 million from affiliated customers and $266 million from unaffiliated customers as of June 30, 2008. The unaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $8 million at June 30, 2008, and consists almost entirely of noninvestment grade trade accounts receivable. Oncor does not have any customers that represent more than 10% of the unaffiliated trade receivable amount at June 30, 2008.

Oncor is also exposed to credit risk associated with the note receivable from TCEH totaling $307 million ($34 million reported as current in trade accounts and other receivables from affiliates) at June 30, 2008 (see Note 10 to Financial Statements for additional information).

If EFH Corp. ever defaulted in its contributions to the EFH Retirement Plan, as the plan sponsor, it is expected that Oncor would seek to continue the plan and would be liable for any liabilities in excess of the assets of the plan. As of December 31, 2007, the plan’s liabilities in excess of its assets (excluding Oncor’s portion) totaled $21 million.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by Oncor contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that Oncor expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of Oncor’s business and operations (often, but not always, through the use of words or phrases such as “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimated”, “projection”, “target” and “outlook”), are forward-looking statements. Although Oncor believes that in making such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “Risk Factors” in the 2007 Form 10-K and the following important factors, among others, that could cause the actual results of Oncor to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the FERC and the PUCT, with respect to:

•	allowed rate of return;

•	permitted capital structure;

•	industry, market and rate structure;

•	recovery of investments;

•	acquisitions and disposals of assets and facilities;

•	operation and construction of facilities;

•	changes in tax laws and policies, and

•	changes in and compliance with environmental and safety laws and policies;

•	legal and administrative proceedings and settlements;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	commercial bank market and capital market conditions;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	the credit quality and/or inability of various counterparties to meet their financial obligations to Oncor, including failure of counterparties to perform under agreements;

•	general industry trends;

•	changes in technology used by and services offered by Oncor;

•	significant changes in Oncor’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to Oncor;

•	actions by credit rating agencies including in connection with the closing of Oncor’s agreed sale of an approximate 20% minority stake;

•	the ability of Oncor to effectively execute its operational strategy, and

•	the satisfaction of conditions necessary to close, as well as the closing of an agreed sale of a 20% minority stake in Oncor.

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

Other than the risk factor presented below, there have been no material changes in risk factors since those disclosed under the heading “Risk Factors” in Item 1A of the 2007 Form 10-K. The risk factor below updates, and should be read in conjunction with, the risk factors disclosed in the 2007 Form 10-K.

Oncor’s credit ratings could negatively affect Oncor’s ability to access capital.

Downgrades in Oncor’s credit ratings generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. In connection with the Merger, Fitch, Moody’s and S&P downgraded Oncor’s credit ratings. On August 12, 2008, Oncor entered into an agreement for the proposed sale of an approximate 20% minority stake in Oncor. The proposed sale of the approximate 20% minority stake is intended to further enhance Oncor’s separation from Texas Holdings, EFH Corp. and EFH Corp.’s other subsidiaries. In addition, upon announcement of the agreement to sell the minority stake, S&P upgraded Oncor’s issuer rating and credit ratings for senior unsecured debt and senior secured debt from BBB- to BBB+. Completion of the proposed sale of the minority stake is subject to various conditions, including the receipt of certain regulatory approvals. Oncor can make no assurances that the proposed sale will be completed. Should the sale not be completed, Oncor’s credit ratings could be adversely affected, including a downgrade to non-investment grade. In the event any downgrade occurs and causes Oncor’s borrowing costs to increase, Oncor may not be able to recover such increased costs as a result of the commitment it made to the PUCT in connection with the Merger that it will, in its 2008 general rate case, seek recovery for a cost of debt that does not exceed its actual cost of debt immediately prior to the announcement of the Merger.

Most of Oncor’s large customers, suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions. If Oncor’s credit ratings decline, the costs to operate Oncor’s businesses would likely increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with Oncor.

ITEM 6.	EXHIBITS

(a)	Exhibits provided as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit
(10)	Material Contracts.

10(a)			—	Agreement of Purchase and Sale of Network and Related Equipment dated as of April 30, 2008, by and among Oncor, CURRENT Communications of Texas, L.P., and CURRENT Group, LLC, as guarantor.

10(b)			—	First Amendment to Agreement of Purchase and Sale of Network and Related Equipment dated as of May 8, 2008, by and among Oncor, CURRENT Communications of Texas, L.P., and CURRENT Group, LLC, as guarantor.

10(c)	333-100240 Form 8-K (filed August 13, 2008)	10.1		Contribution and Subscription Agreement, dated as of August 12, 2008, by and between Oncor and Texas Transmission Investment LLC.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of David M. Davis, vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99			—	Condensed Statements of Consolidated Income – Twelve Months Ended June 30, 2008.

*	Incorporated here by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY COMPANY LLC

By:	/s/ David M. Davis
David M. Davis
Vice President and Chief Financial Officer

Date: August 14, 2008