Form 10-Q
period 2008-09-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2008-11-06
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 5, 2008, outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) of 80.0417% were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% were held by Texas Transmission Investment LLC and 0.2083% were held by certain members of Oncor’s management. None of the membership interests are publicly traded.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2007 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2007

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to Oncor

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context.

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the parent of Oncor Holdings.

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Luminant	Refers to wholly-owned subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct subsidiary of Oncor Holdings, and/or its consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of Intermediate Holding and a direct parent of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

ii

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

Purchase accounting	The purchase method of accounting for a business combination as prescribed by SFAS 141 whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs, are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement No. 125”

SFAS 141	SFAS No. 141, “Business Combinations”

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFC Holdings and an indirect, wholly-owned subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group, that is the direct parent of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of power to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

(millions of dollars)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Operating revenues:
Affiliated	$290	$300	$775	$797
Nonaffiliated	438	405	1,194	1,103

Total operating revenues	728	705	1,969	1,900

Operating expenses:
Operation and maintenance	221	214	640	627
Depreciation and amortization	128	120	370	353
Income taxes	73	68	162	139
Taxes other than income	100	104	289	294

Total operating expenses	522	506	1,461	1,413

Operating income	206	199	508	487

Other income and deductions:
Other income (Note 11)	12	—	34	3
Other deductions (Note 11)	4	8	21	29
Nonoperating income taxes	7	2	17	6
Interest income	12	14	34	42
Interest expense and related charges (Note 11)	80	79	229	233

Net income	$139	$124	$309	$264

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

(millions of dollars)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net income	$139	$124	$309	$264
Other comprehensive income, net of tax effects:
Cash flow hedges:
Net decrease in fair value of derivatives (net of tax benefit of $1, —, $1 and —)	(2)	—	(2)	—
Cash flow hedges — derivative value net losses related to hedged transactions recognized during the period in net income (net of tax expense of $— in all periods)	—	1	—	1

Comprehensive income	$137	$125	$307	$265

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(millions of dollars)

	Successor	Predecessor
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flows — operating activities:
Net income	$309	$264
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	340	352
Deferred income taxes and investment tax credits — net	59	2
Net gains on sale of assets	(1)	(2)
Stock-based incentive compensation expense	—	3
Other, net	5	5
Changes in operating assets and liabilities	(122)	(29)

Cash provided by operating activities	590	595

Cash flows — financing activities:
Issuance of long-term debt	1,500	800
Retirements of long-term debt	(67)	(264)
Net decrease in short-term borrowings	(1,130)	(323)
Distributions to parent	(213)	(251)
Net decrease in advances from parent	—	(18)
Decrease in income tax-related note receivable from TCEH	24	24
Debt premium, discount, financing and reacquisition expenses	(15)	(9)

Cash provided by (used in) financing activities	99	(41)

Cash flows — investing activities:
Capital expenditures	(654)	(536)
Costs to remove retired property	(26)	(24)
Changes in restricted cash	(8)	(11)
Proceeds from sale of assets	1	3
Other	8	14

Cash used in investing activities	(679)	(554)

Net change in cash and cash equivalents	10	—
Cash and cash equivalents — beginning balance	22	1

Cash and cash equivalents — ending balance	$32	$1

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions of dollars)

	Successor
	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$32	$22
Restricted cash (Note 11)	64	56
Trade accounts receivable from nonaffiliates — net (Note 4)	214	208
Trade accounts and other receivables from affiliates	172	180
Income taxes receivable from parent	—	29
Materials and supplies inventories — at average cost	70	51
Accumulated deferred income taxes	25	45
Prepayments	80	67
Other current assets	2	3

Total current assets	659	661
Restricted cash (Note 11)	16	17
Investments and other property (Note 11)	79	89
Property, plant and equipment — net (Note 11)	8,436	8,069
Goodwill	4,897	4,894
Note receivable due from TCEH (Note 10)	263	289
Regulatory assets — net (Note 3)	1,419	1,305
Other noncurrent assets	141	110

Total assets	$15,910	$15,434

LIABILITIES AND MEMBERSHIP INTEREST
Current liabilities:
Short-term borrowings (Note 5)	$150	$1,280
Long-term debt due currently (Note 6)	102	99
Trade accounts payable	110	129
Accrued income taxes payable to parent	19	—
Accrued taxes other than income	119	136
Accrued interest	72	72
Other current liabilities	116	99

Total current liabilities	688	1,815

Accumulated deferred income taxes	1,384	1,354
Investment tax credits	43	47
Long-term debt, less amounts due currently (Note 6)	5,133	3,702
Other noncurrent liabilities and deferred credits	950	898

Total liabilities	8,198	7,816

Commitments and Contingencies (Note 7)

Membership interest (Note 8):
Capital account	7,714	7,618
Accumulated other comprehensive loss	(2)	—

Total membership interest	7,712	7,618

Total liabilities and membership interest	$15,910	$15,434

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Description of Business

Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 40% and 42% of Oncor’s total revenues for the nine months ended September 30, 2008 and 2007, respectively. Oncor is a direct subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of Intermediate Holding, a direct, wholly-owned subsidiary of EFH Corp.

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

As part of the Merger, EFH Corp. and Oncor implemented certain structural and operational “ring-fencing” measures, based on commitments made by Texas Holdings and Oncor to the PUCT, that are intended to further separate Oncor from Texas Holdings and its other subsidiaries. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. These measures also serve to mitigate Oncor’s credit exposure to those entities. Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of the Texas Holdings Group. Additional measures to enhance Oncor’s separateness are discussed in the 2007 Form 10-K.

Oncor is managed as an integrated business; consequently, there are no separate reportable business segments.

See Note 12 for discussion of Oncor’s sale of approximately 20% of its outstanding equity interests on November 5, 2008.

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

The accompanying condensed statements of consolidated income and comprehensive income for the three and nine months ended September 30, 2008 and September 30, 2007 and consolidated cash flows for the nine months ended September 30, 2008 and September 30, 2007 are presented as the “Successor” and the “Predecessor” and relate to periods succeeding and preceding the Merger, respectively. The consolidated financial statements of the Successor reflect the application of purchase accounting in accordance with the provisions of SFAS 141.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (billions of dollars):

Purchase price assigned to Oncor		$7.6

Property, plant and equipment	7.9
Regulatory assets - net	1.3
Other assets	1.3

Total assets acquired	10.5

Short-term borrowings and long-term debt	5.1
Deferred income tax liabilities	1.3
Other liabilities	1.4

Total liabilities assumed	7.8
Net identifiable assets acquired		2.7

Goodwill		$4.9

The purchase price allocation at September 30, 2008 is substantially complete. Based upon analysis completed to date, EFH Corp. and Oncor management do not expect any material changes in fair value estimates recorded; however, additional analysis with respect to the value of certain assets and contractual arrangements could result in a change in the amount of goodwill recorded by Oncor. SFAS 141 requires that the purchase price allocation be completed no later than one year from the date of the Merger.

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

3. REGULATORY ASSETS AND LIABILITIES

	Successor
	September 30, 2008	December 31, 2007
Regulatory assets
Generation-related regulatory assets securitized by transition bonds	$893	$967
Employee retirement costs	267	265
Self-insurance reserve (primarily storm recovery costs)	179	149
Securities reacquisition costs	99	105
Recoverable deferred income taxes — net	79	84
Nuclear decommissioning cost under-recovery	67	—
Employee severance costs	20	20
Other	8	3

Total regulatory assets	1,612	1,593

Regulatory liabilities
Committed spending for demand side management initiatives	98	100
Investment tax credit and protected excess deferred taxes	49	55
Over-collection of securitization (transition) bond revenues	34	34
Credit due REPs under PUCT stipulation	1	72
Nuclear decommissioning cost over-recovery	—	13
Other regulatory liabilities	11	14

Total regulatory liabilities	193	288

Net regulatory assets	$1,419	$1,305

Regulatory assets that have been reviewed and approved by the PUCT and are not earning a return totaled $921 million and $997 million at September 30, 2008 and December 31, 2007, respectively, including the generation-related regulatory assets securitized by transition bonds that have a remaining recovery period of approximately eight years.

As of September 30, 2008, regulatory assets totaling $552 million have not been reviewed by the PUCT but are deemed by management to be probable of recovery.

See Note 10 for additional information regarding nuclear decommissioning cost recovery.

4. TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

Trade Accounts Receivable

	Successor
	September 30, 2008	December 31, 2007
Gross trade accounts receivable	$353	$361
Trade accounts receivable from TCEH	(132)	(147)
Allowance for uncollectible accounts	(7)	(6)

Trade accounts receivable from nonaffiliates — net	$214	$208

Gross trade accounts receivable at both September 30, 2008 and December 31, 2007 included unbilled revenues of $137 million.

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

The discount from face amount on the purchase of receivables principally funded program fees paid by TXU Receivables Company to the funding entities. The discount also funded a servicing fee paid by TXU Receivables Company to EFH Corporate Services Company, a direct subsidiary of EFH Corp., but the amounts were immaterial. The program fees, referred to as losses on sale of the receivables under SFAS 140, consisted primarily of interest costs on the underlying financing and totaled $2 million and $5 million and averaged 6.0% and 6.3% (on an annualized basis) of the funding under the program for the three and nine month periods ending September 30, 2007, respectively. These fees represented essentially all of the net incremental costs of the program to Oncor and were reported in operation and maintenance expenses.

As of September 30, 2007, funding under the program totaled $112 million, and the balance of the subordinated notes issued to Oncor, which was reported in trade accounts receivable, totaled $99 million. Funding increases or decreases under the program were reflected as operating cash flow activity in the statement of cash flows.

Activities of TXU Receivables Company related to Oncor were as follows:

Predecessor
Nine Months Ended September 30, 2007
Cash collections on accounts receivable	$1,051
Face amount of new receivables purchased	(1,124)
Discount from face amount of purchased receivables	5
Program fees paid	(5)
Increase in subordinated notes payable	47

Operating cash flows provided to Oncor under the program	$(26)

5. SHORT-TERM FINANCING

At September 30, 2008, Oncor had a $2.0 billion credit facility to be used for working capital and general corporate purposes, including issuances of commercial paper and letters of credit. Oncor may request increases in the commitments under the facility in any amount up to $500 million, subject to the satisfaction of certain conditions. This facility is a revolving credit facility, which means that amounts borrowed under the facility, once repaid, can be reborrowed by Oncor from time to time until October 10, 2013. In May 2008, Oncor secured this credit facility with a first priority lien on certain of its transmission and distribution assets. Oncor also secured all of its existing long-term debt securities (excluding the transition bonds) with the same lien in accordance with the terms of those securities. The lien contains customary provisions allowing Oncor to use the assets in its business, as well as to replace and/or release collateral as long as the market value of the aggregate collateral is at least 115% of the aggregate secured debt. The lien may be terminated at Oncor’s option upon the termination of Oncor’s current credit facility.

At September 30, 2008, Oncor had outstanding short-term borrowings under its credit facility totaling $150 million with an interest rate of 4.18% at the end of the period. At December 31, 2007, Oncor had outstanding short-term borrowings under its credit facility totaling $1.280 billion with an interest rate of 5.70% at the end of the period. The year-to-date decrease in borrowings was driven by use of the majority of the proceeds from the issuance in September 2008 of $1.5 billion of senior secured notes as described in Note 6 to repay short-term borrowings, partially offset by funding of ongoing capital investments including the acquisition of CURRENT Communications of Texas, LP’s existing broadband over powerline based “Smart Grid” network assets in Oncor’s service territory. Availability under the credit facility as of September 30, 2008 was $1.850 billion.

The availability amount above includes unfunded commitments from a subsidiary of Lehman Brothers Holdings, Inc. Lehman Brothers Holdings, Inc. has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. As of September 30, 2008, the aggregate amount of such unfunded commitment under the Oncor revolving credit facility was $159 million.

Borrowings under this credit facility bear interest at per annum rates equal to, at Oncor’s option, (i) adjusted LIBOR plus a spread of 0.275% to 0.800% (depending on the rating assigned to Oncor’s senior secured debt) or (ii) a base rate (the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds effective rate plus 0.50%) for borrowings. Under option (i) and based on Oncor’s current ratings, its LIBOR-based borrowings, which apply to all outstanding borrowings at September 30, 2008, bear interest at LIBOR plus 0.425%.

A facility fee is payable at a rate per annum equal to 0.100% to 0.200% (depending on the rating assigned to Oncor’s senior secured debt) of the commitments under the facility. Based on Oncor’s current ratings, its facility fee is 0.150%. A utilization fee is payable on the average daily amount of borrowings in excess of 50% of the commitments under the facility at a rate per annum equal to 0.125% per annum.

The credit facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, Oncor and its subsidiary from, among other things:

•	incurring additional liens;

•	entering into mergers and consolidations;

•	selling certain assets, and

•	making acquisitions and investments in subsidiaries.

In addition, the credit facility requires that Oncor maintain a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.

The credit facility contains certain customary events of default for facilities of this type, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments under the facility.

6. LONG-TERM DEBT

At September 30, 2008 and December 31, 2007, long-term debt of Oncor consisted of the following:

	Successor
	September 30, 2008	December 31, 2007
Oncor (a)
6.375% Fixed Senior Notes due May 1, 2012	$700	$700
5.950% Fixed Senior Notes due September 1, 2013	650	—
6.375% Fixed Senior Notes due January 15, 2015	500	500
6.800% Fixed Senior Notes due September 1, 2018	550	—
7.000% Fixed Debentures due September 1, 2022	800	800
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	—
Unamortized discount	(17)	(15)

Total Oncor	4,333	2,835

Oncor Electric Delivery Transition Bond Company LLC (b)
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	54	93
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	71	99
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total Oncor Electric Delivery Transition Bond Company LLC	911	978

Unamortized fair value discount related to transition bonds (c)	(9)	(12)

Total consolidated	5,235	3,801
Less amount due currently	(102)	(99)

Total long-term debt	$5,133	$3,702

(a)	Secured with first priority lien as discussed in Note 5.
(b)	These bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.
(c)	The transition bonds, which secured regulatory assets not earning a return, were fair valued as of October 10, 2007 as a result of purchase accounting.

Debt Issuances in 2008

Pursuant to an indenture dated as of August 1, 2002, in September 2008, Oncor issued and sold senior secured notes with an aggregate principal amount of $1.5 billion consisting of $650 million aggregate principal amount of 5.95% senior secured notes maturing in September 2013, $550 million aggregate principal amount of 6.80% senior secured notes maturing in September 2018 and $300 million aggregate principal amount of 7.50% senior secured notes maturing in September 2038. Oncor used the proceeds of approximately $1.487 billion from the sale of the notes to repay most of its borrowings under its credit facility as well as for general corporate purposes. The notes are initially secured by the first priority lien described in Note 5. The notes are secured equally and ratably with all of Oncor’s other secured indebtedness. If the lien is terminated, the notes will cease to be secured obligations of Oncor and will become senior unsecured general obligations of Oncor.

Interest on these notes is payable in cash semiannually in arrears on March 1 and September 1 of each year, and the first interest payment is due on March 1, 2009. Oncor may redeem the notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. The notes also contain customary events of default, including failure to pay principal or interest on the notes when due, among others.

These notes were issued in a private placement and have not been registered under the Securities Act. Oncor has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the notes as part of an offer to exchange freely tradable exchange notes for these notes. Oncor has agreed to use commercially reasonable efforts to cause the exchange offer to be completed or, if required, to have one or more shelf registration statements declared effective, within 270 days after the issue date of the notes. If this obligation is not satisfied (an Oncor Registration Default), the annual interest rate on the notes will increase by 0.50% per annum over the applicable original interest rate until the earlier of the expiration of the Oncor Registration Default period or the second anniversary of the issue date of the notes. Oncor also agreed to file a registration statement containing a “market making prospectus” and to keep it effective, subject to certain exceptions, for a period of ten years after the issue date of the notes.

Debt Retirements in 2008

Retirements of long-term debt in 2008 totaled $67 million and represent transition bond principal payments at scheduled maturity dates.

Interest Rate Hedges

In September 2008, Oncor entered into interest rate transactions hedging the variability of treasury bond rates used to determine the interest rates on an anticipated issuance of an aggregate of $1.0 billion of senior secured notes maturing from 2013 to 2018. The hedges were terminated the same day, and $2 million in after-tax losses were recorded as other comprehensive income. Oncor expects that $0.4 million of after-tax net losses will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

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

Oncor is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At September 30, 2008, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $15 million. These leased assets consist primarily of vehicles used in distribution activities. The average life of the lease portfolio is approximately two years.

8. MEMBERSHIP INTEREST

Cash Distributions to Parent

During 2008, Oncor’s board of directors declared and Oncor paid the following cash distributions to Oncor Holdings:

Declaration Date	Payment Date	Amount Paid
August 20, 2008	August 21, 2008	$78
May 14, 2008	May 15, 2008	$78
February 20, 2008	March 31, 2008	$57

The distributions paid by Oncor are limited to an amount not to exceed Oncor’s net income (determined in accordance with GAAP, subject to certain defined adjustments, which include deducting the $72 million ($46 million after tax) one-time refund to customers in September 2008 from fourth quarter 2008 net income available for distribution), for the period beginning October 11, 2007 and ending December 31, 2012. Distributions are further limited by Oncor’s required regulatory capital structure, as determined by the PUCT, to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. No material amount of Oncor’s net income is currently restricted from being used to make distributions on its membership interest.

Membership Interest

The following table presents the changes to membership interest during the nine months ended September 30, 2008:

	Successor
	Capital Accounts	Accumulated Other Comprehensive Loss	Total Membership Interests
Balance at December 31, 2007	$7,618	$—	$7,618
Net income	309	—	309
Distributions paid to parent	(213)	—	(213)
Net effects of cash flow hedges (net of tax)	—	(2)	(2)

Balance at September 30, 2008	$7,714	$(2)	$7,712

9. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS COSTS

Oncor is a participating employer in the EFH Retirement Plan, a defined benefit pension plan sponsored by EFH Corp. Oncor also participates with EFH Corp. and certain other subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The net allocated pension and other postretirement employee benefits (OPEB) costs applicable to Oncor for the three and nine months ended September 30, 2008 and 2007 are comprised of the following:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Amounts recognized as expense	$4	$4	$13	$13
Amounts deferred principally as a regulatory asset or property	10	15	32	44

Net pension and OPEB costs	$14	$19	$45	$57

The discount rate reflected in net pension and OPEB costs in 2008 is 6.55%. The expected rate of return on plan assets reflected in the 2008 cost amounts is 8.25% for the pension plan and 7.90% for the OPEB plan.

For the full year 2008, Oncor expects to make required contributions totaling $46 million to EFH Corp.’s pension plan and to provide an estimated $38 million in funding for EFH Corp.’s OPEB plan. Oncor contributed $39 million and $10 million to the pension and OPEB plans, respectively, in the three months ended September 30, 2008 and $46 million and $28 million to the pension and OPEB plans, respectively, in the nine months ended September 30, 2008.

10. RELATED–PARTY TRANSACTIONS

The following represent significant related-party transactions of Oncor:

•

Oncor records revenue from TCEH, principally for electricity delivery fees, which totaled $290 million and $300 million for the three months ended September 30, 2008 and 2007, respectively, and $775 million and $797 million for the nine months ended September 30, 2008 and 2007, respectively.

•

Oncor records interest income from TCEH with respect to Oncor’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor’s bankruptcy-remote financing subsidiary. The interest income serves to offset Oncor’s interest expense on the transition bonds. This interest income totaled $11 million and $12 million for the three months ended September 30, 2008 and 2007, respectively, and $35 million and $37 million for the nine months ended September 30, 2008 and 2007, respectively.

•

Incremental accrued income taxes incurred by Oncor as a result of delivery fee surcharges to its customers related to transition bonds are reimbursed by TCEH. Oncor’s financial statements reflect a note receivable from TCEH of $298 million ($35 million reported as current in trade accounts and other receivables from affiliates) at September 30, 2008 and $323 million ($34 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2007 related to these income taxes.

•

An EFH Corp. subsidiary charges Oncor for financial and certain other administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $5 million for both the three months ended September 30, 2008 and 2007 and $17 million and $19 million for the nine months ended September 30, 2008 and 2007, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH’s balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor and remitted to TCEH. These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (also reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in the Oncor and TCEH intercompany receivable/payable, which in turn results in a change in Oncor’s reported net regulatory asset/liability. At September 30, 2008, the excess of the decommissioning liability over the trust fund balance resulted in a regulatory asset of $67 million. At December 31, 2007, the excess of the trust fund balance over the estimated decommissioning liability resulted in a regulatory liability of $13 million.

•

Oncor has a 19.5% limited partnership interest, with a carrying value of $7 million and $10 million at September 30, 2008 and December 31, 2007, respectively, in an EFH Corp. subsidiary holding Capgemini-related assets. Equity losses related to this interest are reported in other deductions and totaled $1 million for both the three months ended September 30, 2008 and 2007 and $3 million and $2 million for the nine months ended September 30, 2008 and 2007, respectively. These losses primarily represent amortization of software assets held by the subsidiary.

•

EFH Corp. files a consolidated federal income tax return and allocates income tax liabilities to Oncor under a tax sharing agreement substantially as if Oncor is a stand-alone corporation. Under the terms of this agreement, Oncor had a federal income tax payable to EFH Corp. of $19 million at September 30, 2008 and a federal income tax receivable of $29 million at December 31, 2007. In the nine months ended September 30, 2008 and 2007, Oncor paid income taxes of $76 million and $106 million, respectively, to EFH Corp.

•

Oncor held cash collateral of $15 million on both September 30, 2008 and December 31, 2007 from TCEH related to interconnection agreements for three generation units being developed by TCEH. The collateral is reported in the balance sheet in other current liabilities.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of September 30, 2008, TCEH has posted letters of credit in the amount of $14 million for the benefit of Oncor.

•

At the closing of the Merger, Oncor entered into a $2 billion revolving credit facility with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of GS Capital Partners. Affiliates of GS Capital Partners have from time to time engaged in commercial banking transactions with Oncor in the normal course of business.

•

Affiliates of the Sponsor Group have, and from time to time may, acquire debt or debt securities issued by Oncor in open market transactions or loan syndications (including in Oncor’s recent $1.5 billion senior secured notes offering).

See Notes 8 and 9 for information regarding distributions to Oncor Holdings and the allocation of EFH Corp.’s pension and OPEB costs to Oncor, respectively.

11. SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Other income:
Net gain on sale of other properties and investments	$1	$—	$1	$3
Accretion of adjustment (discount) to regulatory assets due to purchase accounting (Note 2)	11	—	33	—

Total other income	$12	$—	$34	$3

Other deductions:
Charges related to 2006 cities rate settlement	$—	$6	$13	$19
Expenses related to InfrastruX Energy Services joint venture (a)	—	(1)	—	3
Equity losses in an unconsolidated affiliate (Note 10)	1	1	3	2
Other	3	2	5	5

Total other deductions	$4	$8	$21	$29

(a)	Consists of previously deferred costs arising from operational activities to transition to the joint venture arrangement, which was canceled in connection with the Merger.

Major Customers

One non-affiliated retail electric provider represented 15% of Oncor’s total operating revenues for the nine months ended September 30, 2008. No other customer represented 10% or more of total operating revenues.

Interest Expense and Related Charges

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Interest	$80	$79	$226	$233
Amortization of fair value debt discounts resulting from purchase accounting	1	—	3	—
Amortization of debt issuance costs and discounts	1	2	4	6
Allowance for funds used during construction — capitalized interest portion	(2)	(2)	(4)	(6)

Total interest expense and related charges	$80	$79	$229	$233

Investments and Other Property

	Successor
	September 30, 2008	December 31, 2007
Assets related to employee benefit plans, including employee savings programs, net of distributions	$70	$77
Investment in unconsolidated affiliate	7	10
Land	2	2

Total investments and other property	$79	$89

Restricted Cash

All restricted cash amounts reported on the balance sheet relate to the securitization (transition) bonds.

Property, Plant and Equipment

At September 30, 2008 and December 31, 2007, property, plant and equipment of $8.4 billion and $8.1 billion, respectively, is stated net of accumulated depreciation and amortization of $4.0 billion and $3.9 billion, respectively.

Intangible Assets

Intangible assets other than goodwill are comprised of the following:

	Successor
	As of September 30, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Land easements	$179	$69	$110	$179	$67	$112
Capitalized software	136	75	61	122	63	59

Total	$315	$144	$171	$301	$130	$171

Aggregate Oncor amortization expense for intangible assets totaled $5 million and $4 million for the three months ended September 30, 2008 and 2007, respectively, and $14 million and $11 million for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, the weighted average remaining useful lives of capitalized land easements and software were 69 years and 10 years, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2007 is as follows:

Year	Amortization Expense
2008	$21
2009	21
2010	15
2011	12
2012	10

At September 30, 2008 and December 31, 2007, goodwill of $4.9 billion was reported on the balance sheet. None of this goodwill balance is being deducted for tax purposes.

Supplemental Cash Flow Information

	Successor	Predecessor
	Nine MonthsEnded September 30, 2008	Nine Months Ended September 30, 2007
Cash payments:
Interest paid	$227	$238
Capitalized interest	(4)	(6)

Interest (net of amounts capitalized)	223	232
Income taxes	76	106
Noncash investing and financing activities:
Noncash construction expenditures (a)	24	29

(a)	Represents end of period accruals.

12. SUBSEQUENT EVENT

On November 5, 2008, Oncor issued and sold 19.75% of its outstanding equity interests to Texas Transmission Investment LLC (Buyer), an entity indirectly owned by a private investment group led by OMERS Administration Corporation, acting through its infrastructure investment entity Borealis Infrastructure Management Inc., and the Government of Singapore Investment Corporation, acting through its private equity and infrastructure arm GIC Special Investments Pte Ltd. (Issuance). Hunt Strategic Utility Investment, LLC has a 0.1975% indirect investment in Oncor through such private investment group.

The consideration paid by the Buyer for the equity interests issued and sold in the Issuance was $1.254 billion. At the closing of the Issuance, Oncor also offered and sold approximately 0.21% of its outstanding equity interests to certain members of Oncor’s management team (Management Equity Offering). Accordingly, after giving effect to the closing of the Issuance and the Management Equity Offering, EFH Corp. indirectly owns approximately 80.04% of Oncor, Oncor management owns approximately 0.21% of Oncor and the Buyer owns 19.75% of Oncor.

The proceeds (net of closing costs) of $1.253 billion received by Oncor from the Buyer and the members of Oncor management upon completion of the Issuance and the Management Equity Offering were distributed ultimately to EFH Corp. as the indirect parent company of Oncor.

In addition to the sale of equity interests to management, Oncor also implemented a stock appreciation rights plan (SARs Plan) for certain management that purchased equity interests in Oncor. The SARs Plan provides that upon certain liquidity events, Oncor will pay to management holders the difference between the base price of a SAR as of the date of grant and the fair market value of a unit of equity interest in Oncor at the time of the liquidity event. Oncor also has the right to repurchase the SAR if the management holder’s employment with Oncor is terminated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC:

We have reviewed the accompanying condensed consolidated balance sheet of Oncor Electric Delivery Company LLC and subsidiary (the “Company”) as of September 30, 2008, and the related condensed statements of consolidated income and comprehensive income for the three-month and nine-month periods ended September 30, 2008 and 2007, and of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007, and the related statements of consolidated income, comprehensive income, cash flows, membership interest and shareholder’s equity for the period from October 11, 2007 through December 31, 2007 (successor) and the period from January 1, 2007 through October 10, 2007 (predecessor) (not presented herein); and in our report dated March 31, 2008 (which report includes an explanatory paragraph related to Oncor Electric Delivery Company LLC being an indirect wholly-owned subsidiary of EFH Corp., which completed its merger with Texas Energy Future Merger Sub Corp on October 10, 2007), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
November 5, 2008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

See Note 1 to Financial Statements for a description of the business.

SIGNIFICANT DEVELOPMENTS

Sale of Minority Stake

On November 5, 2008, Oncor sold a 19.75% minority stake to an investor group to further enhance Oncor’s separation from Texas Holdings, EFH Corp. and EFH Corp.’s other subsidiaries. The investor group is led by certain firms from Canada and Singapore and is not affiliated with any member of the Sponsor Group, Texas Holdings or EFH Corp. The investor group paid $1.254 billion for the minority stake. See Note 12 to Financial Statements for additional information.

See discussion of credit rating upgrades below under “Credit Ratings”.

Uncertain Financial Markets

While Oncor believes its cash from operations combined with availability under its existing credit facility provides sufficient liquidity to fund current obligations, projected working capital requirements and capital spending for the next 12 months, there can be no assurance, considering the current uncertainty in financial markets, that counterparties to its credit facility will perform as expected or that material unexpected changes in financial markets or the economy will not result in liquidity constraints or require increased funding of the EFH Corp. pension and OPEB plans. In addition, Oncor’s longer term capital spending, including its proposed construction of transmission lines for the Competitive Renewable Energy Zones Transmission Plan discussed in “Regulation and Rates”, will require access to financial markets.

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

In May 2008, Oncor acquired CURRENT Communications of Texas, LP’s (Current) existing broadband over powerline (BPL) based “Smart Grid” network assets in Oncor’s service territory for $90 million in cash. These network assets include BPL equipment and technology such as fiber optics, embedded sensors and software analytics that are intended to enable Oncor to better monitor its electricity distribution network over up to one-sixth of its service territory. The network assets also included certain finished goods inventory and additional components. In connection with the transaction, Oncor also agreed to purchase software licenses and maintenance and operation services from an affiliate of Current for a three-year period for approximately $35 million, including $25 million paid at the closing of the transaction. In addition, Oncor may, at its option, purchase additional equipment and utilize additional services from Current that would allow Oncor to expand the BPL network to up to one-half of its service territory.

Refund to Customers

Oncor provided a one-time $72 million refund to its REP customers in the September 2008 billing cycle. The refund was a commitment made by Oncor in connection with the PUCT’s review of the Merger and was recorded as a regulatory liability in the fourth quarter 2007 as part of purchase accounting. The refund was in the form of a credit on distribution fee billings.

While the refund was provided to REPs, the intent was that it be passed through to end-use retail consumers, and only those REPs that agreed to do so received their portion of the credit. Funds allocated to those REPs that did not agree to pass on the refunds were redistributed to the other customers served by REPs agreeing to pass on the refunds to ensure that the entire $72 million was refunded. To qualify, a retail customer must have been an electricity customer in the Oncor territory during December 2007 and still be served at the same location by a REP that agreed to pass on the refund. Commercial and industrial customers also received a portion of the $72 million refund, although it was based on their individual usage during calendar year 2007.

Other Matters with the PUCT

See discussion below regarding other matters with the PUCT under “Regulation and Rates”.

RESULTS OF OPERATIONS

The accompanying condensed statements of consolidated income and comprehensive income are presented for four periods: three and nine months ended September 30, 2008 (Successor) and three and nine months ended September 30, 2007 (Predecessor), which relate to periods after and before the Merger, respectively, and the accompanying condensed statements of consolidated cash flows are presented for the same nine-month periods. While the results of operations of the Predecessor and Successor are not comparable due to the change in basis resulting from the application of purchase accounting for the Merger, the effects of purchase accounting on the results of the Successor are discussed in the comparison of results for the 2008 and 2007 periods.

All dollar amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations (including the tables) are stated in millions of US dollars unless otherwise indicated.

Operating Data

	Successor	Predecessor	Change %	Successor	Predecessor	Change %
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Operating statistics — volumes:
Electric energy delivered (GWh)	31,546	31,558	—	84,038	81,523	3.1

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)				82.63	79.22	4.3
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.10	1.14	(3.5)
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				75.30	69.51	8.3

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)				3,116	3,087	0.9

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Operating revenues:
Electricity distribution revenues (b):
Affiliated (TCEH)	$290	$300	$773	$794
Nonaffiliated	355	331	960	889

Total distribution revenues	645	631	1,733	1,683
Third-party transmission revenues	72	66	207	192
Other miscellaneous revenues	11	8	29	25

Total operating revenues	$728	$705	$1,969	$1,900

(a)	SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. The statistics presented are based on twelve months ended September 30, 2008 and 2007 data.
(b)	Includes transition charge revenue associated with the issuance of securitization bonds totaling $40 million and $42 million for the three months ended September 30, 2008 and 2007, respectively, and $108 million and $112 million for the nine months ended September 30, 2008 and 2007, respectively. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Operating revenues increased $23 million, or 3%, to $728 million in 2008. The revenue increase reflected:

•	$14 million from increased distribution tariffs to recover transmission costs;

•	an estimated $6 million impact of growth in points of delivery;

•	$6 million in higher transmission revenues primarily due to rate increases to recover ongoing investment in the transmission system, and

•

$4 million in increased miscellaneous revenues including $2 million of accrued pole contact revenues and $2 million of revenues for services provided to REPs and other customers (with a related increase in operating costs), partially offset by:

•	an estimated $6 million due to lower average consumption, as the effect of slightly warmer weather was more than offset by declines in usage, and

•	$1 million in lower charges to REPs related to transition bonds (with a related decrease in amortization of the related regulatory asset).

Operation and maintenance expense increased $7 million, or 3%, to $221 million in 2008. The increase reflected:

•

$9 million in increased labor and benefits costs for restoration of service as a result of weather events, more stringent service requirements, increased services provided to REPs and other customers and equipment installation activities;

•	$2 million in higher professional fees, and

•	$2 million in software license and service expenses related to Oncor’s purchase of a BPL based “Smart Grid” network in May 2008,

partially offset by:

•	$2 million in lower vegetation management expenses;

•	$2 million in lower incentive compensation expense;

•	$2 million in lower fees due to Oncor’s exit from the sale of accounts receivable program, and

•	$2 million in decreased bad debt expense.

Depreciation and amortization increased $8 million, or 7%, to $128 million in 2008. The increase reflected $10 million in higher depreciation due to ongoing investments in property, plant and equipment as well as $2 million in lower amortization of the regulatory assets associated with the transition bonds (with a related decrease in revenues).

Taxes other than income decreased $4 million, or 4%, to $100 million in 2008 reflecting a decrease in state franchise taxes due to the 2007 enactment of the Texas margin tax, which is accounted for as an income tax. Local franchise fees resulting from the 2006 cities rate settlement totaled $3 million and $2 million for the three months ended September 30, 2008 and 2007, respectively.

Other income totaled $12 million in 2008 and zero in 2007. The 2008 amount is driven by accretion of the fair value adjustment to certain regulatory assets due to purchase accounting as discussed in Note 2 to Financial Statements. Other deductions totaled $4 million and $8 million in 2008 and 2007, respectively. The 2007 amount included costs associated with the 2006 cities rate settlement totaling $6 million. See Note 11 to Financial Statements for additional detail.

Income tax expense totaled $80 million in 2008 (including $73 million related to operating income and $7 million related to nonoperating income) compared to $70 million in 2007. The effective income tax rate was 36.5% in 2008 and 36.1% in 2007. The increased rate is driven by a decrease in the benefit from the Medicare subsidy for post-employment benefits.

Interest income decreased $2 million, or 14%, to $12 million in 2008. The decrease reflects $1 million in lower earnings on assets held for employee benefit plans and a $1 million decrease in reimbursement of transition bond interest from TCEH.

Interest expense increased $1 million, or 1%, to $80 million in 2008. The variance reflected a $6 million effect of higher average borrowings, reflecting the ongoing capital investment in the business, including the purchase of an existing BPL-based “Smart Grid” network, partially offset by a decrease of $5 million due to lower average interest rates driven by increased short-term borrowings prior to the September 2008 issuance of $1.5 billion in senior secured notes (see Note 6 to Financial Statements). The average interest rate effect is net of a $1 million increase due to the amortization of the fair value discount related to transition bonds that was recorded due to purchase accounting.

Net income increased $15 million, or 12%, to $139 million in 2008, driven by increased revenues and higher other income, which reflects the effects of purchase accounting.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Operating revenues increased $69 million, or 4%, to $1.969 billion in 2008. The revenue increase reflected:

•	$32 million from increased distribution tariffs to recover transmission costs;

•	an estimated $16 million impact of growth in points of delivery;

•	$15 million in higher transmission revenues primarily due to rate increases to recover ongoing investment in the transmission system;

•	an estimated $3 million from higher average consumption, as the estimated effect of warmer weather was partially offset by usage declines, and

•

$7 million in increased miscellaneous revenues, including $3 million of revenues for services provided to REPs and other customers (with a related increase in operating costs) and $2 million of accrued pole contact revenues, partially offset by a $4 million decrease in transition bond revenues (with a related decrease in depreciation and amortization expense).

Operation and maintenance expense increased $13 million, or 2%, to $640 million in 2008. The increase reflected:

•

$19 million in increased labor and benefits costs for restoration of service as a result of weather events, more stringent service requirements, increased services provided to REPs and other customers and equipment installation activities;

•	$4 million in higher professional fees;

•	$3 million in higher vegetation management expenses, and

•	$3 million in software license and service expenses related to Oncor’s purchase of a BPL based “SmartGrid” network in May 2008,

partially offset by:

•	$7 million in lower incentive compensation expense;

•	$5 million in lower fees due to Oncor’s exit from the sale of accounts receivable program, and

•	$4 million in expenses in 2007 related to the rebranding of TXU Electric Delivery Company to Oncor Electric Delivery Company.

Depreciation and amortization increased $17 million, or 5%, to $370 million in 2008. The increase reflected $21 million in higher depreciation due to ongoing investments in property, plant and equipment, partially offset by $4 million in lower amortization of the regulatory assets associated with the transition bonds (with a related decrease in revenues).

Taxes other than income decreased $5 million, or 2%, to $289 million in 2008. A decrease in state franchise taxes of $9 million due to the 2007 enactment of the Texas margin tax, which is accounted for as an income tax, was partially offset by a $5 million increase in local franchise fees reflecting increased volumes of electricity delivered. Local franchise fees resulting from the 2006 cities rate settlement totaled $7 million and $6 million for the nine months ended September 30, 2008 and 2007, respectively.

Other income totaled $34 million in 2008 and $3 million in 2007. The 2008 amount is driven by accretion of the fair value adjustment to certain regulatory assets due to purchase accounting as discussed in Note 2 to Financial Statements. Other deductions totaled $21 million and $29 million in 2008 and 2007, respectively. These amounts included costs associated with the 2006 cities rate settlement totaling $13 million and $19 million for the nine months ended September 30, 2008 and 2007, respectively. See Note 11 to Financial Statements for additional detail.

Income tax expense totaled $179 million in 2008 (including $162 million related to operating income and $17 million related to nonoperating income) compared to $145 million in 2007. The effective income tax rate was 36.7% in 2008 and 35.5% in 2007. The increased rate is driven by a decrease in the benefit from the Medicare subsidy for post-employment benefits.

Interest income decreased $8 million, or 19%, to $34 million in 2008. The decrease reflects $4 million in lower earnings on assets held for employee benefit plans, a $3 million decrease in reimbursement of transition bond interest from TCEH and a $1 million decrease in earnings on restricted cash.

Interest expense decreased $4 million, or 2%, to $229 million in 2008. Interest expense in 2008 reflected a decrease of $18 million due to lower average interest rates driven by increased short-term borrowings prior to the September 2008 issuance of $1.5 billion in senior secured notes (see Note 6 to Financial Statements), partially offset by a $14 million effect of higher average borrowings, reflecting the ongoing capital investment in the business, including the purchase of an existing BPL-based “Smart Grid” network. The average interest rate effect is net of a $3 million increase due to the amortization of the fair value discount related to transition bonds that was recorded due to purchase accounting.

Net income increased $45 million, or 17%, to $309 million in 2008, driven by increased revenues and higher other income, which reflects the effects of purchase accounting.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash provided by operating activities totaled $590 million and $595 million for the nine months ended September 30, 2008 and 2007, respectively. The major factors driving the $5 million decrease included:

•	$35 million increase in inventory, including materials acquired in Oncor’s purchase of an existing BPL based “Smart Grid” network in May 2008;

•	$30 million increase in pension and OPEB funding in 2008;

•	$26 million in cash provided in 2007 from the sale of accounts receivable program, which Oncor exited effective with the Merger, and

•	$16 million in cash collateral received from TCEH in 2007 related to interconnection agreements for three generation units being developed by Luminant,

largely offset by higher cash earnings (net income adjusted for the significant noncash adjustments in the cash flow statement) and a $30 million decrease in income taxes paid.

Cash provided by financing activities totaled $99 million in 2008 compared to cash used in financing activities of $41 million in 2007. The activity reflected:

	Successor	Predecessor
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net issuances of borrowings (including predecessor advances from parent)	$288	$186
Distributions to parent	(213)	(251)
Payments received related to TCEH note receivable	24	24

Cash provided by (used in) financing activities	$99	$(41)

Investing activities, which consisted primarily of capital expenditures, totaled $679 million in 2008 and $554 million in 2007. The activity reflected:

	Successor	Predecessor
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Capital expenditures	$(654)	$(536)
Other	(25)	(18)

Cash used in investing activities	$(679)	$(554)

The $118 million increase in capital expenditures reflects the purchase of an existing BPL-based “Smart Grid” network as discussed above under “Significant Developments”.

Depreciation and amortization expense reported in the condensed statement of consolidated cash flows is less than the amount reported in the condensed statement of consolidated income by $30 million for the nine months ended September 30, 2008. The difference represents the $33 million accretion of the adjustment (discount) to regulatory assets, net of the $3 million amortization of debt fair value discount, both due to purchase accounting and reported in other income and interest expense and related charges, respectively, in the condensed statement of consolidated income.

Long-Term Debt Activity — In September 2008, Oncor issued and sold $1.500 billion aggregate principal amount of senior secured notes, consisting of $650 million aggregate principal amount of 5.95% notes due 2013, $550 million aggregate principal amount of 6.80% notes due 2018 and $300 million aggregate principal amount of 7.50% notes due 2038. Most of the $1.487 billion in proceeds (which is net of underwriters’ fees and debt discounts) was used to repay a portion of borrowings under the Oncor revolving credit facility and the remainder was used for general corporate purposes. Retirements for the nine months ended September 30, 2008 totaled $67 million of scheduled transition bond principal payments. See Note 6 to Financial Statements for further information regarding long-term debt.

Credit Facilities/Short-term Borrowings — At October 31, 2008, Oncor had a $2.0 billion revolving credit facility, under which borrowings are available on a revolving basis through October 10, 2013. Borrowing capacity available under this credit facility totaled $1.650 billion and $720 million at October 31, 2008 and December 31, 2007, respectively. Availability increased $930 million from year-end 2007 to October 31, 2008 due to the issuance of $1.5 billion principal amount of fixed-rate senior notes as described above, partially offset by funding of capital investments, including the purchase of an existing BPL based “Smart Grid” network as discussed above under “Significant Developments”. Cash and cash equivalents increased $219 million to $241 million at October 31, 2008. The October 31, 2008 credit facility availability amount above includes unfunded commitments from a subsidiary of Lehman Brothers Holdings, Inc. but excludes requested draws not funded by the Lehman subsidiary. Lehman Brothers Holdings, Inc. has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. As of October 31, 2008, the aggregate amount of unfunded commitments under the Oncor revolving credit facility was $142 million, and requested draws not funded totaled $17 million. Oncor does not believe the potential reduction in available capacity under this facility as a result of the Lehman Brothers Holdings, Inc. bankruptcy will have a significant impact on its liquidity or the liquidity of its subsidiaries.

Oncor may increase the commitments under the facility in any amount up to $500 million, subject to the satisfaction of certain conditions. In May 2008, Oncor secured this credit facility with a first priority lien on certain of its transmission and distribution assets. Oncor has also secured all of its existing long-term debt securities (excluding the transition bonds) with the same lien in accordance with the terms of those securities. The lien contains customary provisions allowing Oncor to use the assets in its business, as well as to replace and/or release collateral as long as the market value of the collateral is at least 115% of the aggregate secured debt. The lien may be terminated at Oncor’s option upon the termination of Oncor’s current credit facility. See Note 5 to Financial Statements for additional information regarding the credit facility.

Capital Expenditures — Oncor expects capital expenditures to total approximately $900 million over the twelve months ended December 31, 2008 for investment in Oncor’s transmission and distribution infrastructure.

Distributions — Oncor’s cash distributions to Oncor Holdings, an indirect wholly-owned subsidiary of EFH Corp., and the dates distributions were declared by Oncor’s board of directors, were as follows:

Declaration Date	Payment Date	Amount Paid
August 20, 2008	August 21, 2008	$78
May 14, 2008	May 15, 2008	$78
February 20, 2008	March 31, 2008	$57

The distributions paid by Oncor to Oncor Holdings are limited to an amount not to exceed Oncor’s net income (determined in accordance with GAAP, subject to certain defined adjustments which include deducting the $72 million ($46 million after-tax) one-time refund to customers in September 2008 from fourth quarter 2008 net income available for distribution consideration), for the period beginning October 11, 2007 and ending December 31, 2012. See discussion above under “Significant Developments – Refund to Customers.” Distributions are further limited by Oncor’s required regulatory capital structure, as determined by the PUCT, to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. No material amount of Oncor’s net income is currently restricted from being used to make distributions on its membership interests.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Oncor’s revolving credit facility contains a financial covenant that requires maintenance of a specified leverage ratio. As of September 30, 2008, Oncor was in compliance with such covenant.

Credit Ratings — The rating agencies assign issuer credit ratings for Oncor. The issuer credit ratings as of November 3, 2008 for Oncor are BBB+ and BBB- by S&P and Fitch, respectively.

Additionally, the rating agencies assign credit ratings on certain debt securities issued by Oncor. The credit ratings assigned for debt securities issued by Oncor as of November 3, 2008 are presented below:

	Senior Secured	Senior Unsecured
S&P	BBB+	BBB+
Moody’s	Baa3	Baa3
Fitch	BBB	BBB-

All three rating agencies have placed the ratings for Oncor on “stable outlook”.

On November 5, 2008, Oncor sold a 19.75% minority stake to an investor group to further enhance Oncor’s separation from Texas Holdings, EFH Corp. and EFH Corp.’s other subsidiaries. In connection with Oncor’s execution of the agreement, S&P upgraded Oncor’s issuer credit rating and Oncor’s long-term debt ratings by two notches from BBB- to BBB+, and Moody’s upgraded Oncor’s long-term debt ratings by one notch from Ba1 to Baa3. Simultaneous with the Moody’s upgrade, Moody’s withdrew its issuer credit rating of Ba1 previously assigned to Oncor. As a matter of practice, Moody’s does not assign issuer credit ratings for investment grade utility companies. See Note 12 to Financial Statements for additional information on the minority interest sale.

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

A default by Oncor or any subsidiary thereof with respect to indebtedness in a principal amount in excess of $50 million may result in a cross default under its credit facility. Under this facility, a default by Oncor or any subsidiary thereof may cause the maturity of outstanding balances ($333 million at October 31, 2008) under such facility to be accelerated.

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

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2008, Oncor does not have any off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for details of contingencies, including guarantees.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after September 30, 2008 that are expected to materially impact Oncor.

REGULATION AND RATES

Matters with the PUCT

Stipulation Approved by the PUCT — In April 2008, the PUCT entered an order on rehearing approving the terms of a stipulation relating to the filing in 2007 by Oncor and Texas Holdings of a Merger-related Joint Report and Application with the PUCT pursuant to Section 14.101(b) of PURA and PUCT Substantive Rule 25.75. As discussed in the 2007 Form 10-K, the stipulation required the filing of a rate case by Oncor no later than July 1, 2008 based on a test year ended December 31, 2007. Oncor filed the rate case with the PUCT in June 2008. The order became final in June 2008. In July 2008, Nucor Steel filed an appeal of the PUCT’s order in the 200th District Court of Travis County, Texas. Oncor was named a defendant in the appeal and intends to vigorously defend this appeal.

Rate Case — In June 2008, Oncor filed for a rate review with the PUCT (Docket No. 35717) and 204 cities, as required by the order approving the stipulation discussed above. If approved as requested, this review would result in an aggregate annual rate increase of approximately $253 million (such amount having been updated from $275 million as reflected in Oncor’s initial filing), the majority of which relates to increased depreciation expense due to capital investments and recovery of costs that have been recorded as regulatory assets. A procedural schedule was established in July 2008, with a hearing on the merits scheduled to commence on January 13, 2009. Resolution of Oncor’s proposed rate increase is expected to occur in 2009.

Advanced Meter Rulemaking — In 2005, the Texas Legislature passed legislation that authorized electric utilities to impose a surcharge to recover costs incurred in deploying advanced metering and meter information networks. Benefits of the advanced metering installation include improved safety, on-demand meter reading, enhanced outage identification and restoration and system monitoring of voltages. In 2007, the PUCT issued its advanced metering rule to implement this legislation. This rule outlined the minimum required functionality for an electric utility’s advanced metering systems to qualify for cost recovery under a surcharge. Subsequent to the issuance of the rule, the PUCT opened an implementation proceeding for market participants to fine-tune the rule requirements, address the impacts of advanced metering deployment on retail and wholesale markets in ERCOT, and help ensure that retail customers receive benefits from advanced metering deployment. The implementation proceeding is expected to conclude by the end of 2008.

Advanced Metering Deployment Surcharge Case — In May 2008, Oncor filed with the PUCT (Docket No. 35718) a description and request for approval of its proposed advanced metering system deployment plan and its proposed surcharge for the recovery of its estimated future investment for advanced metering deployment. Oncor’s plan provides for the full deployment of over three million advanced meters by the end of 2012 to all residential and most non-residential retail electric customers in Oncor’s service area. Oncor installed approximately 5,000 advanced meters in a pilot program in the three months ended June 30, 2008, and expects to begin full deployment of advanced meters in the fourth quarter of 2008.

In August 2008, a non-unanimous settlement was reached with the majority of the parties to the case. The settlement includes the following major provisions (the comparisons are against amounts filed in the request):

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

•

an advanced metering cost recovery factor of $2.21 per month per residential retail customer (reduced from $2.29 per month) and varying from $2.42 to $5.21 per month for non-residential retail customers (reduced from $2.49 to $5.35 per month).

An order approving the settlement was issued by the PUCT in August 2008, and the order became final in September 2008. Oncor may, through subsequent reconciliation proceedings, request recovery of additional costs that are reasonable and necessary. While there is a presumption that costs spent in accordance with a plan approved by the PUCT are reasonable and necessary, any costs that are found not to have been spent or properly allocated, or not to be reasonable or necessary, must be refunded.

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

On August 1, 2008, the Steering Committee of Cities filed a request for a hearing in the case. On August 5, 2008, the case was referred to the State Office of Administrative Hearings (SOAH). On October 1, 2008, SOAH issued a Proposal for Decision, recommending that the PUCT approve the application as filed by Oncor. The PUCT approved the Proposal for Decision at its October 23, 2008 open meeting, and the written order was issued October 31, 2008.

Transmission Rates — In order to recover increases in its transmission costs, including fees paid to other transmission service providers, Oncor is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rate charged to REPs. In January 2008, an application was filed to increase the TCRF, which was administratively approved in February 2008 and became effective March 1, 2008. This increase is expected to increase annualized revenues by $12 million. In July 2008, an application was filed to increase the TCRF, which was approved in August 2008 and became effective September 1, 2008. This increase is expected to increase annualized revenues by $26 million.

In February 2008, Oncor filed an application for an interim update of its wholesale transmission rate. The PUCT approved Oncor’s application at its April 2008 open meeting and the new rate went into effect immediately. Annualized revenues are expected to increase by approximately $39 million. Approximately $25 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $14 million is recoverable from REPs through the TCRF component of Oncor’s delivery rates charged to REPs and is included in the filing discussed immediately above.

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

In July 2008, the PUCT approved the construction of transmission facilities with an estimated cost of $4.9 billion to accommodate over 18,000 MW of wind capacity. The PUCT will select the transmission service providers that will construct the facilities.

In September 2008, Oncor and several other ERCOT utilities filed a joint CREZ Transmission Plan, which includes the joint parties’ plans to construct and operate all of the CREZ transmission facilities. As part of this filing, Oncor proposes to build at least 1,000 miles of transmission lines and facilities in and around Oncor’s service territory, which based on ERCOT’s estimates will require an investment of more than $2 billion. Several other parties, including ERCOT and non-ERCOT entities, also filed CREZ Transmission Plans. Hearings on the CREZ Transmission Plan proposals are scheduled to commence in December 2008. Oncor cannot predict the amount of transmission facilities in CREZ, if any, that it will be awarded and that it will construct.

Summary

Oncor cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter its basic financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that Oncor may experience a loss in value as a result of changes in market conditions such as interest rates, which Oncor is exposed to in the ordinary course of business. Oncor may transact in financial instruments to hedge interest rate risk related to its indebtedness. All of Oncor’s long-term debt at September 30, 2008 and December 31, 2007 carried fixed interest rates.

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

Credit Exposure — Oncor’s exposure to credit risk associated with accounts receivable totaled $137 million from affiliated customers and $221 million from unaffiliated customers as of September 30, 2008. The unaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $7 million at September 30, 2008, and consists almost entirely of noninvestment grade trade accounts receivable. As of September 30, 2008, Oncor has a customer that represents 12% of the unaffiliated trade receivable amount. Oncor views exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on Oncor’s net income and cash flows.

Oncor is also exposed to credit risk associated with the note receivable from TCEH totaling $298 million ($35 million reported as current in trade accounts and other receivables from affiliates) at September 30, 2008 (see Note 10 to Financial Statements for additional information).

If EFH Corp. ever defaulted in its contributions to the EFH Retirement Plan, as the plan sponsor, it is expected that Oncor would seek to continue the plan and would be liable for any liabilities in excess of the assets of the plan. As of December 31, 2007, the plan’s liabilities in excess of its assets (excluding Oncor’s portion) totaled $21 million.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by Oncor contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that Oncor expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of Oncor’s business and operations (often, but not always, through the use of words or phrases such as “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimated”, “projection”, “target” and “outlook”), are forward-looking statements. Although Oncor believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Risk Factors” in the 2007 Form 10-K and the following important factors, among others, that could cause the actual results of Oncor to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the FERC and the PUCT, with respect to:

•	allowed rate of return;

•	permitted capital structure;

•	industry, market and rate structure;

•	recovery of investments;

•	acquisitions and disposals of assets and facilities;

•	operation and construction of facilities;

•	changes in tax laws and policies, and

•	changes in and compliance with environmental and safety laws and policies;

•	legal and administrative proceedings and settlements;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	commercial bank market and capital market conditions;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	the credit quality and/or inability of various counterparties to meet their financial obligations to Oncor, including failure of counterparties to perform under agreements;

•	general industry trends;

•	hazards customary to the industry and the possibility that Oncor may not have adequate insurance to cover losses resulting from such hazards;

•	changes in technology used by and services offered by Oncor;

•	significant changes in Oncor’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to Oncor;

•	Oncor’s ability to borrow additional funds and access capital markets;

•	financial restrictions placed on Oncor by Oncor’s revolving credit facility and indentures governing its debt instruments;

•	Oncor’s ability to generate sufficient cash flow to make interest payments on its debt instruments;

•	actions by credit rating agencies, and

•	the ability of Oncor to effectively execute its operational strategy.

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

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2007 Form 10-K and in Item 1A of Oncor’s quarterly report on Form 10-Q for the six months ended June 30, 2008, except for information disclosed elsewhere in this Form 10-Q that provides factual updates to risk factors contained in the 2007 Form 10-K and Oncor’s quarterly report on Form 10-Q for the six months ended June 30, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Minority Interest Sale

On November 5, 2008, Oncor issued and sold 19.75% of its outstanding equity interests to Texas Transmission Investment LLC (Buyer), an entity indirectly owned by a private investment group led by OMERS Administration Corporation, acting through its infrastructure investment entity Borealis Infrastructure Management Inc., and the Government of Singapore Investment Corporation, acting through its private equity and infrastructure arm GIC Special Investments Pte Ltd. (Issuance). Hunt Strategic Utility Investment, LLC has a 0.1975% indirect investment in Oncor through such private investment group.

At the closing of the Issuance, the members of Oncor entered into a Second Amended and Restated Limited Liability Company Agreement of Oncor (Oncor LLC Agreement). In addition, Oncor and certain other parties, including the Buyer, entered into an Investor Rights Agreement, a Registration Rights Agreement and an Amended and Restated Tax Sharing Agreement (Tax Sharing Agreement).

Oncor LLC Agreement — The Oncor LLC Agreement, among other things, sets out the members’ respective governance rights in respect of their ownership interests in Oncor. Among other things, the Oncor LLC Agreement provides for the management of Oncor by a board of directors consisting of 11 members, including at least six Independent Directors (as defined in the Oncor LLC Agreement), two directors designated directly or indirectly by the Buyer (subject to certain conditions), two directors designated indirectly by EFH Corp. and one director that is also an officer of Oncor. The nine current members of Oncor’s board of directors will retain their positions, and Richard C. Byers and Steven J. Zucchet have been selected to serve on Oncor’s board of directors as the two directors designated by the Buyer.

The Oncor LLC Agreement prohibits Oncor and its subsidiaries from taking certain material actions outside the ordinary course of business without prior special approvals by the members, some or all of the independent directors and/or the directors designated by one or more of the members.

The Oncor LLC Agreement also requires that any changes to Oncor’s procedures and limitations on declaring and paying distributions be approved by (i) a majority of the Independent Directors, (ii) all of the EFH Corp. directors and (iii) the Buyer director(s) present and voting, provided that at least one Buyer director must be present and voting in order to approve such matter. In addition, any annual budget with an aggregate amount of capital and operating and maintenance expenditures that are more than 10% less than the capital and operating and maintenance expenditures in the annual budget for the immediately prior fiscal year must be approved by (a) a majority of the Independent Directors and (b) the Buyer director(s) present and voting, provided that at least one Buyer director must be present and voting in order to approve such action. Also, any acquisition of or investment in any third-party which involves the purchase of or investment in assets located outside the State of Texas for consideration in an amount greater than $1.5 billion must be approved by (a) a majority of the Independent Directors and (b) the Buyer director(s) present and voting, provided that at least one Buyer director must be present and voting in order to approve such action.

Additionally, the Oncor LLC Agreement contains provisions regulating capital accounts of members, allocations of profits and losses and tax allocation and withholding.

Investor Rights Agreement — The Investor Rights Agreement governs certain rights of certain members of Oncor and EFH Corp. arising out of their direct or indirect ownership of Oncor membership interests, including, without limitation, transfers of Oncor membership interests and restrictions thereon. Among other transfer restrictions, the Investor Rights Agreement provides that, prior to the earlier of the completion of a qualified initial public offering or seven years from the date of the Investor Rights Agreement, Buyer may transfer its Oncor membership interests only to certain permitted transferees or with the prior approval of Oncor Holdings. Following such time period, Buyer may transfer its Oncor membership interests under a registration statement or pursuant to applicable securities laws. The Investor Rights Agreement also grants Buyer certain “tag-along” rights in relation to certain sales of Oncor membership interests by Oncor Holdings. Subject to certain conditions, these “tag-along” rights allow Buyer to sell a pro-rata portion of its Oncor membership interests in the event of a sale of Oncor membership interests by Oncor Holdings on the same terms as Oncor Holdings would receive for its Oncor membership interests. The agreement further provides that under certain offerings of equity securities occurring before an initial public offering of Oncor, Buyer and Oncor Holdings will receive preemptive rights to purchase their pro-rata share of the equity securities to be sold pursuant to such offerings. The Investor Rights Agreement also provides EFH Corp. with a right of first refusal to purchase any Oncor membership interests to be sold in a permitted sale by Buyer or its permitted transferees.

Additionally, Texas Holdings, EFH Corp., certain of EFH Corp.’s subsidiaries and Oncor Holdings have certain “drag-along” rights in relation to offers from third-parties to purchase their directly or indirectly owned membership interests in Oncor, where the resulting sale would constitute a change of control of Oncor. These “drag-along” rights compel Buyer and all other members of Oncor to sell or otherwise transfer their membership interests in Oncor on substantially the same terms as Texas Holdings, EFH Corp., the EFH Corp. subsidiary or Oncor Holdings (as applicable). Pursuant to the Investor Rights Agreement, all members of Oncor that have entered into such agreement must cooperate with Oncor in connection with an initial public offering of Oncor.

Registration Rights Agreement — The Registration Rights Agreement grants customary registration rights to certain members of Oncor. Subject to certain limitations set forth in the Registration Rights Agreement, these rights include, without limitation, the following: (i) the right of Oncor Holdings at anytime, and after ten years from the date of the Registration Rights Agreement, the right of Buyer, to demand Oncor register a specified amount of membership interests in accordance with the Securities Act of 1933, as amended; (ii) the right of both Oncor Holdings and Buyer to demand registration of a specified amount of membership interests following an initial public offering; and (iii) the right of all members that are parties to the agreement to have their membership interests registered in an Oncor securities offering (with certain exceptions) if Oncor proposes to file a registration statement relating to its membership interests.

Subject to certain exceptions, whenever Oncor is required to effect the registration of any membership interests pursuant to the Registration Rights Agreement, Oncor has agreed to use its best efforts to cause the applicable registration statement to become effective, and to keep each such registration statement effective until the earlier of (a) at least 180 days (or two years for a shelf registration statement) or (b) the time at which all securities registered under such registration statement have been sold.

Tax Sharing Agreement — The Tax Sharing Agreement provides a contractual framework for cash taxes paid by each of Oncor Holdings and Oncor to EFH Corp., as the indirect parent company of Oncor and Oncor Holdings, and by Oncor to Oncor’s other members, including Buyer.

The foregoing descriptions of the Oncor LLC Agreement, the Investor Rights Agreement, the Registration Rights Agreement and the Tax Sharing Agreement are not complete and are qualified in their entirety by reference to the copies thereof filed as exhibits to this report on Form 10-Q.

The equity interests in Oncor issued to the Buyer in the Issuance are restricted securities and were issued in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D thereunder.

ITEM 6.	EXHIBITS

(a)	Exhibits provided as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit
(3(ii))	By-laws.

3(a)			—	Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, dated as of November 5, 2008.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-100240 Form 8-K (filed September 8, 2008)	4.1	—	Officer’s Certificate, dated September 8, 2008, establishing the terms of the Oncor Electric Delivery Company LLC’s 5.95% Senior Secured Notes due 2013, 6.80% Senior Secured Notes due 2018 and 7.50% Senior Secured Notes due 2038.

4(b)	333-100240 Form 8-K (filed September 8, 2008)	4.2	—	Registration Rights Agreement, dated September 8, 2008, among Oncor Electric Delivery Company LLC and the representatives of the initial purchasers of the Notes.

Exhibits	Previously Filed With File Number*	As Exhibit
4(c)			—	Investor Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

4(d)			—	Registration Rights Agreement of Oncor Electric Delivery Company, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.
(10)	Material Contracts.

10(a)	333-100240 Form 8-K (filed August 13, 2008)	10.1	—	Contribution and Subscription Agreement, dated as of August 12, 2008, by and between Oncor and Texas Transmission Investment LLC

10(b)			—	Amended and Restated Tax Sharing Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Oncor Management Investment LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of David M. Davis, vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99			—	Condensed Statements of Consolidated Income – Twelve Months Ended September 30, 2008.

*	Incorporated here by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY COMPANY LLC

By:	/s/ David M. Davis
David M. Davis
Vice President and Chief Financial Officer

Date: November 5, 2008