Form 10-K
period 2008-12-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2009-03-03
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

As of February 27, 2009, 80.033% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.217% of the outstanding membership interests were indirectly held by certain members of Oncor’s management. None of the membership interests are publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE - None

Oncor Electric Delivery Company LLC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Oncor Electric Delivery Company LLC (Oncor) website at http://www.oncor.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. Oncor will provide copies of current reports not posted on the website upon request. The information on Oncor’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-K. Readers should not rely on or assume the accuracy of any representation or warranty in any agreement that Oncor has filed as an exhibit to this Form 10-K because such representation or warranty may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties’ risk allocation in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes or may no longer continue to be true as of any given date.

This Form 10-K and other Securities and Exchange Commission filings of Oncor and its subsidiary occasionally make references to Oncor when describing actions, rights or obligations of its subsidiary. These references reflect the fact that the subsidiary is consolidated with Oncor for financial reporting purposes. However, these references should not be interpreted to imply that Oncor is actually undertaking the action or has the rights or obligations of its subsidiary or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	Texas Electric Choice Plan, the legislation that restructured the electric utility industry in Texas to provide for retail competition

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business process support services to Oncor

CREZ	Competitive Renewable Energy Zones

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of the various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 48	FIN No. 48 (As Amended), “Accounting for Uncertainty in Income Taxes”

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

FSP	FASB Staff Position

FSP FIN 48-1	FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”

FSP SFAS 132(R)	FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

Investment LLC	Refers to Oncor Management Investment LLC, a Delaware limited liability company and minority interest owner of Oncor, whose managing member is Oncor and whose Class B Interests are owned by officers, directors and key employees of Oncor.

IRS	US Internal Revenue Service

kV	kilovolts

kWh	kilowatt-hours

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Limited Liability Company Agreement	The Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, dated as of November 5, 2008, by and among Oncor Holdings, Texas Transmission Investment LLC and Oncor Management Investment LLC, as amended.

Luminant	Refers to wholly-owned subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Merger	The transaction referred to in the Merger Agreement (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

Merger Sub	Texas Energy Future Merger Sub Corp, a Texas corporation and a wholly-owned subsidiary of Texas Holdings that was merged into EFH Corp. on October 10, 2007

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

NERC	North American Electric Reliability Corporation

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of Intermediate Holding and a direct parent of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

OPEB	other postretirement employee benefit

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

Purchase accounting	The purchase method of accounting for a business combination as prescribed by SFAS 141 whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)

SARs	Stock Appreciation Rights

SARs Plan	Refers to the Oncor Electric Delivery Company Stock Appreciation Rights Plan

SEC	US Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 5	SFAS No. 5, “Accounting for Contingencies”

SFAS 71	SFAS No. 71, “Accounting for the Effect of Certain Types of Regulation”

SFAS 87	SFAS No. 87, “Employers’ Accounting for Pensions”

SFAS 106	SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”

SFAS 109	SFAS No. 109, “Accounting for Income Taxes”

SFAS 123R	SFAS No. 123 (revised 2004), “Share-Based Payment”

SFAS 132(R)	SFAS No. 132 (revised 2003), “Employers’ Disclosures About Pensions and Other Postretirement Benefits”

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement No. 125”

SFAS 141	SFAS No. 141, “Business Combinations”

SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”

SFAS 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

SFAS 157	SFAS No. 157, “Fair Value Measurements”

SFAS 158	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”

SFAS 160	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFC Holdings and an indirect, wholly-owned subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group, that is the direct parent of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a Delaware limited liability company that purchased a 19.75% equity interest in Oncor in November 2008.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

PART I

Items 1. and 2.	BUSINESS AND PROPERTIES

See Glossary on page ii for a definition of terms and abbreviations.

Oncor Electric Delivery Company LLC Business and Strategy

Oncor is a regulated electricity transmission and distribution company that provides the essential service of delivering electricity safely, reliably and economically to end-use consumers through its distribution systems, as well as providing transmission grid connections to merchant generation plants and interconnections to other transmission grids in Texas. Oncor is a direct subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of Intermediate Holding, a direct, wholly-owned subsidiary of EFH Corp. Oncor Holdings owns 80.033% of Oncor’s membership interests, Texas Transmission owns 19.75% of Oncor’s membership interests and certain members of Oncor’s management indirectly beneficially own the remaining membership interests of Oncor. Oncor is a limited liability company organized under the laws of the State of Delaware, formed in 2007 as the successor entity to Oncor Electric Delivery Company, formerly known as TXU Electric Delivery Company, a corporation formed under the laws of the State of Texas in 2001.

Oncor’s transmission and distribution assets are located principally in the north-central, eastern and western parts of Texas. This territory has an estimated population in excess of seven million, about one-third of the population of Texas, and comprises 92 counties and over 370 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen. Oncor is not a seller of electricity, nor does it purchase electricity for resale. It provides transmission services to other electricity distribution companies, cooperatives and municipalities. It provides distribution services to REPs, which sell electricity to retail customers. Most of Oncor’s power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law. Oncor’s transmission and distribution rates are regulated by the PUCT. Oncor is managed as an integrated business; consequently, there are no reportable segments.

Oncor operates the largest transmission and distribution system in Texas, delivering electricity to approximately three million homes and businesses and operating more than 117,000 miles of transmission and distribution lines in Texas. At December 31, 2008, Oncor had approximately 3,600 full-time employees, including approximately 650 in a collective bargaining unit.

EFH Corp. and Oncor have implemented certain structural and operational “ring-fencing” measures based on commitments made by Texas Holdings and Oncor to the PUCT that are intended to further separate Oncor from Texas Holdings and its other subsidiaries. These measures also serve to mitigate Oncor’s credit exposure to those entities and to reduce the risk that the assets and liabilities of Oncor would be substantively consolidated with the assets and liabilities of Texas Holdings or any of its other subsidiaries in the event of a bankruptcy of one or more of those entities. See Note 1 to Financial Statements for a description of the material features of these “ring-fencing” measures.

With the closing of the Merger, on October 10, 2007, EFH Corp. became a wholly-owned subsidiary of Texas Holdings, a Delaware limited partnership controlled by the Sponsor Group. On November 5, 2008, Oncor sold equity interests resulting in an unaffiliated investor group acquiring a 19.75% minority stake in Oncor through Texas Transmission and an entity owned by certain members of Oncor’s management acquiring a 0.21% minority stake in Oncor. See Note 1 to Financial Statements for additional details regarding the sale of the minority interests.

Oncor’s Market (ERCOT statistics below were derived from information published by ERCOT)

Oncor operates within the ERCOT market, which represents approximately 85% of electricity consumption in Texas. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the system operator of the interconnected transmission grid for those systems. ERCOT is responsible for ensuring reliability, adequacy and security of the electric systems as well as nondiscriminatory access to transmission service by all wholesale market participants in the ERCOT region. ERCOT’s membership consists of more than 300 corporate and associate members, including electric cooperatives, municipal power agencies, independent generators, independent power marketers, transmission service providers and distribution services providers, independent REPs and consumers.

In 2008, hourly demand peaked at 62,174 MW as compared to the record hourly peak demand of 62,339 MW in 2006. The ERCOT market has limited interconnections to other markets in the US, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity (or approximately 2% of peak demand). In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

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

Oncor’s Strategies

Oncor focuses on delivering electricity in a safe and reliable manner, minimizing service interruptions and investing in its transmission and distribution infrastructure to serve its growing customer base.

Oncor believes building and leveraging upon opportunities to scale its operating advantage and technology programs enables Oncor to create value by eliminating duplicative costs, efficiently managing supply costs, and building and standardizing distinctive process expertise over a larger grid. Scale also allows Oncor to take part in large capital investments in its transmission and distribution system, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs. Oncor’s growth strategies are to invest in technology upgrades, including advanced metering systems, and to construct new transmission and distribution facilities to meet the needs of the growing ERCOT market. Oncor and other transmission and distribution businesses in ERCOT benefit from regulatory capital recovery mechanisms known as “capital trackers” that Oncor believes enable adequate and timely recovery of transmission investments and advanced metering investments through its regulated rates.

Oncor’s technology upgrade initiatives include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is expected to drive electricity service reliability improvements and provide the potential for additional products and services from REPs that will enable businesses and consumers to better manage their electricity usage and costs. Oncor installed approximately 5,000 advanced meters in a pilot program in the second quarter of 2008, and began full deployment of advanced meters in the fourth quarter of 2008 as part of a plan to have all of its approximately three million meters converted by 2012. The advanced meters can be read automatically, rather than by a meter reader physically visiting the location of each meter. Advanced meters are expected to also eventually provide automated demand side management, which allows consumers to monitor the amount of electricity they are consuming and adjust their electricity consumption habits. In addition to the potential energy efficiencies from advanced metering, Oncor expects to invest $300 million, which includes $100 million in excess of regulatory requirements, over the five years ending in 2012 in programs designed to improve customer electricity demand efficiencies. Oncor invested $58 million in these programs in 2008.

Oncor filed a rate surcharge case in May 2008 (Docket No. 35718) to recover estimated future investments for advanced metering deployment. A settlement was reached with the majority of the parties to the case in August 2008. An order approving the settlement was issued by the PUCT in August 2008, and the order became final in September 2008. The surcharge became effective with Oncor’s January 2009 billings. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulation and Rates”.

Oncor’s Operations

Performance — Oncor achieved market-leading electricity delivery performance in six out of seven key PUCT market metrics in 2008. These metrics measure the success of transmission and distribution companies in facilitating customer transactions in the competitive Texas electricity market. In July 2007, the PUCT established new performance standards, and Oncor has implemented a plan seeking to achieve compliance with these standards during 2009.

Investing in Infrastructure and Technology — In 2008, Oncor invested over $882 million in its network to construct, rebuild and upgrade transmission lines and associated facilities, to extend the distribution infrastructure, and to pursue certain initiatives in infrastructure maintenance and information technology. Reflecting its commitment to infrastructure, in September 2008, Oncor and several other ERCOT utilities filed with the PUCT a plan to participate in the construction of transmission improvements designed to interconnect existing and future renewable energy facilities to transmit electricity from Competitive Renewable Energy Zones (CREZ) identified by the PUCT. This plan included the joint parties’ plans to construct and operate all of the CREZ transmission facilities (CREZ Transmission Plan). Several other parties, including ERCOT and non-ERCOT entities, also filed CREZ Transmission Plans. Hearings on the CREZ Transmission Plan proposals were held in December 2008, and at a January 2009 open meeting, the PUCT assigned approximately $1.3 billion of CREZ construction projects to Oncor. Oncor anticipates that a written order reflecting the PUCT’s decisions will be entered during the first quarter of 2009. The cost estimates for the CREZ construction projects are based upon analyses prepared by ERCOT. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulation and Rates.”

In 2008, Oncor acquired a vendor’s existing broadband over powerline (BPL)-based “Smart Grid” network assets in Oncor’s service territory for $90 million in cash. These network assets include BPL equipment and technology such as fiber optics, embedded sensors and software analytics that are intended to enable Oncor to better monitor its electricity distribution network over up to one-sixth of its service territory. The network assets also included certain finished goods inventory and additional components. As part of the transaction, Oncor agreed to purchase software licenses and maintenance and operation services for a three-year period for approximately $35 million, including $25 million paid at the closing of the transaction. In addition, Oncor may, at its option, purchase additional equipment and utilize additional services from the vendor that would allow Oncor to expand the BPL network to up to one-half of its service territory.

In a stipulation with several parties that was approved by the PUCT (as discussed in Note 4 to Financial Statements), Oncor committed to a variety of actions, including minimum capital spending of $3.6 billion over the five-year period ending December 31, 2012, subject to certain defined conditions. This spending does not include the CREZ facilities.

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

Oncor is a member of ERCOT, and its transmission business actively assists the operations of ERCOT and market participants. Through its transmission business, Oncor participates with ERCOT and other member utilities to plan, design, construct and operate new transmission lines, with regulatory approval, necessary to maintain reliability, interconnect to merchant generation plants, increase bulk power transfer capability and minimize limitations and constraints on the ERCOT transmission grid.

Transmission revenues are provided under tariffs approved by either the PUCT or, to a small degree related to an interconnection to other markets, the FERC. Network transmission revenues compensate Oncor for delivery of electricity over transmission facilities operating at 60 kV and above. Other services offered by Oncor through its transmission business include, but are not limited to: system impact studies, facilities studies, transformation service and maintenance of transformer equipment, substations and transmission lines owned by other parties.

Provisions of the 1999 Restructuring Legislation allow Oncor to annually update its transmission rates to reflect changes in invested capital. These provisions encourage investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

Oncor’s transmission facilities include 5,043 circuit miles of 345-kV transmission lines and 9,862 circuit miles of 138-and 69-kV transmission lines. Sixty-three generation plants totaling 37,691 MW are directly connected to Oncor’s transmission system, and 277 transmission stations and 697 distribution substations are served from Oncor’s transmission system.

Oncor’s transmission facilities have the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Centerpoint Energy Inc.	8	—	—
American Electric Power Company, Inc (a)	4	7	12
Lower Colorado River Authority	6	20	3
Texas Municipal Power Agency	8	9	—
Texas New Mexico Power	2	9	11
Brazos Electric Power Cooperative	4	99	21
Rayburn Country Electric Cooperative	—	31	7
City of Georgetown	—	2	—
Tex-La Electric Cooperative	—	11	1
Other small systems operating wholly within Texas	—	3	2

(a) One of the 345-kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Oncor’s electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within Oncor’s certificated service area. Oncor’s distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through approximately 3,080 distribution feeders.

The Oncor distribution system includes over 3.1 million points of delivery. Over the past five years, the number of Oncor’s distribution system points of delivery served, excluding lighting sites, grew an average of approximately 1.5% per year, adding approximately 33,500 points of delivery in 2008.

The Oncor distribution system consists of 56,266 miles of overhead primary conductors, 21,639 miles of overhead secondary and street light conductors, 15,277 miles of underground primary conductors and 9,497 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

Customers — Oncor’s transmission customers consist of municipalities, electric cooperatives and other distribution companies. Oncor’s distribution customers consist of more than 65 REPs in Oncor’s certificated service area, including TCEH. Distribution revenues from TCEH represented 39% of Oncor’s total revenues for 2008, and revenues from two subsidiaries of Reliant Energy, Inc., each of which is a non-affiliated REP, represented 16% of Oncor’s total revenues for 2008. No other customer represented more than 10% of Oncor’s total operating revenues. The retail customers who purchase and consume electricity delivered by Oncor are free to choose their electricity supplier from REPs who compete for their business.

Seasonality — A significant portion of Oncor’s revenues is derived from rates that Oncor collects from REPs based on the amount of electricity it distributes on behalf of REPs. As a result, the revenues and results of operations of Oncor are subject to seasonality, weather conditions and other changes in electricity usage, with revenues being higher during the warmer months.

Regulation and Rates — As its operations are wholly within Texas, Oncor believes that it is not a public utility as defined in the Federal Power Act and has been advised by its legal counsel that it is not subject to general regulation under this act.

The PUCT has original jurisdiction over transmission and distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the PUCT and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, PURA prohibits the collection of any rates or charges by a public utility (as defined by PURA) that does not have the prior approval of the appropriate regulatory authority (PUCT or municipality with original jurisdiction). In accordance with a stipulation approved by the PUCT, Oncor filed a rate case with the PUCT (Docket No. 35717) in June 2008, based on a test year ended December 31, 2007 as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition – Regulation and Rates.”

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

Securitization Bonds — Oncor’s consolidated financial statements include its wholly-owned, bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC. This financing subsidiary was organized for the limited purpose of issuing specified transition bonds in 2003 and 2004. Oncor Electric Delivery Transition Bond Company LLC issued $1.3 billion principal amount of securitization (transition) bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.

Environmental Regulations and Related Considerations

Water

The TCEQ has jurisdiction over water discharges (including storm water) from facilities in Texas. Facilities of Oncor are presently in material compliance with applicable state and federal requirements relating to discharge of pollutants into the water. Oncor holds all required waste water discharge permits from the TCEQ for facilities in operation and has applied for or obtained necessary permits for facilities under construction. Oncor believes it can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure (SPCC) plans for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain facilities. Oncor has determined that SPCC plans will be required for certain substations, work centers and distribution systems by July 1, 2009, and it is currently compiling data for development of these plans.

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

Environmental Capital Expenditures

Oncor’s capital expenditures for environmental matters were $8 million in 2008 and are expected to be approximately $8 million in 2009. Oncor expects to invest $300 million, which includes $100 million in excess of regulatory requirements, over the five years ending in 2012 in programs designed to increase customer electricity demand efficiencies. Oncor invested $58 million in these programs in 2008.

Item 1A.	RISK FACTORS

Some important factors, in addition to others specifically addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that could have a material negative impact on Oncor’s operations, financial results and financial condition, or could cause Oncor’s actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

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

Oncor’s businesses are subject to changes in state and federal laws (including PURA, the Federal Power Act, the Public Utility Regulatory Policies Act of 1978 and the Energy Policy Act of 2005), changing governmental policy and regulatory actions (including those of the PUCT, the Electric Reliability Organization, the Texas Regional Entity, the TCEQ, the FERC and the EPA) and the rules, guidelines and protocols of ERCOT with respect to matters including, but not limited to, market structure and design, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments, return on invested capital and environmental matters. Changes in, revisions to, or reinterpretations of existing laws and regulations may have an adverse effect on Oncor’s businesses.

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

Oncor’s revenues and results of operations are seasonal.

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

The rates of Oncor’s electric delivery business are subject to regulatory review, and may be reduced below current levels, which could adversely impact Oncor’s financial condition and results of operation.

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

In June 2008, Oncor filed a general case (Docket No. 35717) for rate review with the PUCT and 204 cities. If approved as requested, this review would result in an aggregate annual rate increase of approximately $253 million. A hearing on the merits concluded in February 2009. Resolution of this proposed increase is expected to occur in summer 2009. Upon such resolution, any resulting rate changes will commence. Oncor cannot predict the outcome of this or any rate case or its effect on Oncor’s results of operations or cash flows.

In addition, in connection with the Merger, Oncor has made several commitments to the PUCT regarding its rates. For example, Oncor committed that it will, in rate cases after its 2008 general rate case through proceedings initiated prior to December 31, 2012, support a cost of debt that will be based on the then-current cost of debt of electric utilities with investment grade credit ratings equal to Oncor’s ratings as of October 1, 2007. As a result, Oncor may not be able to recover debt costs above its cost of debt prior to the Merger.

While Oncor believes its rates are just and reasonable, it cannot predict the results of any rate case. Any adverse regulatory ruling, including reductions in rates, could have an adverse effect on Oncor’s business and results of operations.

Oncor’s capital deployment program may not be executed as planned, which could adversely impact its financial condition and results of operations.

There can be no guarantee that the execution of Oncor’s capital deployment program for its electricity delivery facilities will be successful and there can be no assurance that the capital investments Oncor intends to make in connection with its electricity delivery business will produce the desired reductions in cost and improvements to service and reliability. Furthermore, there can be no guarantee that Oncor’s capital investments, including the investment of approximately $1.3 billion (based on ERCOT cost estimates for CREZ construction projects) to construct CREZ-related transmission lines and facilities pursuant to the construction assignment awarded to Oncor at a January 2009 PUCT open meeting, will ultimately be recoverable through rates or, if recovered, that they will be recovered on a timely basis. With the award, it is likely Oncor will incur additional debt. In addition, Oncor may incur additional debt in connection with other investments in infrastructure or technology. For more information regarding the limitation on recovering the value of investments using rates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Risks and Challenges”.

Ongoing performance improvement initiatives may not achieve desired cost reductions and may instead result in significant additional costs if unsuccessful. In addition, Oncor may incur significant transition costs and/or experience significant operational disruptions in connection with the termination of its outsourcing arrangement with Capgemini.

The implementation of performance improvement initiatives identified by management may not produce the desired reduction in costs and if unsuccessful, may instead result in significant additional costs as well as significant disruptions in Oncor’s operations due to employee displacements and the rapid pace of changes to organizational structure and operating practices and processes. Such additional costs or operational disruptions could have an adverse effect on Oncor’s business and financial prospects and may not be recoverable through rates.

In addition, Oncor may incur significant transition costs or experience significant operational disruptions in connection with the termination of its outsourcing arrangement with Capgemini as it transitions the business support services back to Oncor or to other vendors. Such additional costs and/or operational difficulties could have an adverse effect on Oncor’s business and financial prospects. Moreover, Oncor is subject to the risk that any new outsourcing arrangements for such business support services may cost more.

Changes in technology may reduce the value of Oncor’s electricity delivery facilities and may significantly impact Oncor’s businesses in other ways as well.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with traditional generation plants. Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of Oncor’s electricity delivery facilities. Changes in technology could also alter the channels through which retail customers buy electricity. To the extent self-generation facilities become a more cost-effective option for certain customers, Oncor’s revenues could be reduced.

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

Downgrades in Oncor’s credit ratings generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. In connection with the Merger, Fitch, Moody’s and S&P downgraded Oncor’s credit ratings. On November 5, 2008, Oncor sold a 19.75% minority stake to an investor group to further enhance Oncor’s separation from Texas Holdings, EFH Corp. and EFH Corp.’s other subsidiaries. In connection with Oncor’s execution of the agreement, S&P and Moody’s upgraded Oncor’s credit ratings for senior unsecured debt and senior secured debt from BBB- to BBB+ and from Ba1 to Baa3, respectively. In the event any downgrade occurs and causes Oncor’s borrowing costs to increase, Oncor may not be able to recover such increased costs if they exceed Oncor’s approved cost of debt determined in its 2008 general rate case or subsequent rate cases.

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

The global financial crisis has caused unprecedented market volatility and may have impacts on Oncor’s business and financial condition that Oncor currently cannot predict.

Because its operations are capital intensive, Oncor expects to rely over the long-term upon access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or its revolving credit facility. The capital and credit markets have been experiencing extreme volatility and disruption. As a result, the continued credit crisis and related turmoil in the global financial system may have an impact on Oncor’s business and financial condition. Oncor’s ability to access the capital or credit markets may be severely restricted at a time when Oncor would like, or needs, to access those markets, which could have an impact on Oncor’s flexibility to react to changing economic and business conditions. In addition, the cost of debt financing may be materially adversely impacted by these market conditions. Even if Oncor is able to obtain debt financing, it may be unable to recover in rates some or all of the costs of such debt financing as a result of its agreement with the PUCT that it will, in rate cases after its 2008 general rate case through proceedings initiated prior to December 31, 2012, support a cost of debt that will be based on the then-current cost of debt of electric utilities with investment grade credit ratings equal to Oncor’s ratings as of October 1, 2007. As such, there can be no assurance that the capital and credit markets will continue to be a reliable or acceptable source of short-term or long-term financing for Oncor. If current levels of market disruption and volatility continue or worsen, Oncor may be forced to meet its liquidity needs, such as its anticipated capital expenditures, through its cash flows. Additionally, the crisis could have a broader impact on business in general in ways that could lead to reduced electricity usage, which could have a negative impact on Oncor’s revenues, and the credit crisis could have an impact on Oncor’s customers, causing them to fail to meet their obligations to Oncor.

In the future, Oncor could have liquidity needs that could be difficult to satisfy under some circumstances, especially in uncertain financial market conditions.

Oncor’s operations are capital intensive. Oncor relies on access to financial markets and its liquidity facility as a significant source of liquidity for capital requirements not satisfied by cash-on-hand or operating cash flows. The inability to raise capital on favorable terms or access liquidity facilities, particularly during times of uncertainty similar to that which is currently being experienced in the financial markets, could adversely impact Oncor’s ability to sustain and grow its businesses and would likely increase capital costs that may not be recoverable through rates. Oncor’s access to the financial markets and its liquidity facility, and the pricing and terms Oncor receives in the financial markets, could be adversely impacted by various factors, such as:

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

Oncor’s primary source of liquidity aside from operating cash flows is its ability to borrow under its revolving credit facility. The facility contains a debt-to-capital ratio covenant that effectively limits Oncor’s ability to incur indebtedness in the future. As of December 31, 2008, Oncor was in compliance with such covenant. The credit facility and the senior notes issued by Oncor are secured by a deed of trust which permits Oncor to secure other indebtedness with the lien of the deed of trust up to the amount of the available bond credits. As of December 31, 2008, the available bond credits were $2.1 billion. In connection with the Merger, Oncor also committed to the PUCT that it would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.

The allocated costs of providing pension and other postretirement employee benefits and related funding requirements are subject to changes in pension fund values, changing demographics and fluctuating actuarial assumptions and may have a material adverse effect on Oncor’s results of operations and financial condition.

Oncor is a participating employer in the pension plan sponsored by EFH Corp. and offers pension benefits based on either a traditional defined benefit formula or a cash balance formula. Oncor also participates in health care and life insurance benefit plans offered by EFH Corp. to eligible employees and their eligible dependents upon the retirement of such employees from Oncor. Oncor’s allocated costs of providing such benefits and related funding requirements are dependent upon numerous factors, assumptions and estimates and are subject to changes in such factors, assumptions and estimates, including the market value of the assets funding EFH Corp.’s pension plan and OPEB plans. Fluctuations in actual market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods.

The recent substantial dislocation in the financial markets has caused the value of the investments that fund EFH Corp.’s pension and OPEB plans to significantly differ from, and may alter the values and actuarial assumptions EFH Corp. uses to calculate, projected future pension plan expense and OPEB costs allocated to Oncor. A continuation or further decline in the value of these investments could increase the expenses of EFH Corp.’s pension plan and the costs of its OPEB plan allocated to Oncor and related funding requirements in the future. Benefits costs and related funding requirements are also subject to changing employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans, expected and actual earnings on plan assets and the discount rates used in determining the projected benefit obligation. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods.

As was the case in the fourth quarter 2008 (as discussed in Notes 1 and 3 to Financial Statements), goodwill that Oncor has recorded in connection with the Merger is subject to at least annual impairment evaluations and as a result, Oncor could be required to write off some or all of this goodwill, which may reflect adverse impacts on Oncor’s financial condition and results of operations.

In accordance with SFAS 142, goodwill recorded in connection with the Merger is not amortized but is reviewed annually or more frequently for impairment, if certain conditions exist, and may be impaired. Any reduction in or impairment of the value of goodwill will result in a charge against earnings, which could reflect material adverse impacts on Oncor’s reported results of operations and financial position.

Oncor’s ring-fencing measures may not work as planned.

As discussed above, to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group, various legal, financial and contractual provisions were implemented. These enhancements are intended to minimize the risk that a court would order any of the Oncor Ring-Fenced Entities’ assets and liabilities to be substantively consolidated with those of any member of the Texas Holdings Group in the event that a member of the Texas Holdings Group were to become a debtor in a bankruptcy case. Nevertheless, bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict. Accordingly, if any member of the Texas Holdings Group were to become a debtor in a bankruptcy case, there can be no assurance that a court would not order an Oncor Ring-Fenced Entity’s assets and liabilities to be substantively consolidated with those of such member of the Texas Holdings Group. See Note 1 to Financial Statements for additional information on ring-fencing measures.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 3.	LEGAL PROCEEDINGS

Oncor is involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED EQUITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On November 5, 2008, Oncor issued and sold additional equity interests to Texas Transmission, resulting in Texas Transmission acquiring a 19.75% interest in Oncor. Texas Transmission is an entity indirectly owned by a private investment group led by OMERS Administration Corporation, acting through its infrastructure investment entity Borealis Infrastructure Management Inc., and the Government of Singapore Investment Corporation, acting through its private equity and infrastructure arm GIC Special Investments Pte Ltd. Contemporaneous with the issuance of equity interests to Texas Transmission, Oncor issued and sold additional equity interests to Investment LLC, resulting in Investment LLC acquiring a 0.21% interest in Oncor. The interests were not registered under the Securities Act and were issued in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

Oncor sold the additional equity interests for $1.267 billion, less $14 million in closing costs. The proceeds (net of closing costs) of $1.253 billion received by Oncor were distributed to Oncor Holdings. Other distributions to Oncor Holdings in 2008 are presented below. Distributions to Oncor Holdings have in turn been distributed to EFH Corp.

In 2007 (prior to the Merger), Oncor made the following distributions to EFH Corp.:

Declaration Date	Payment Date	Amount Paid (in millions)
October 1, 2007	October 2, 2007	$75
July 1, 2007	July 2, 2007	$75
April 1, 2007	April 2, 2007	$88
January 1, 2007	January 2, 2007	$88

In 2008, Oncor made the following distributions to Oncor Holdings:

Declaration Date	Payment Date	Amount Paid (in millions)
November 13, 2008	November 14, 2008	$117
August 20, 2008	August 21, 2008	$78
May 14, 2008	May 15, 2008	$78
February 20, 2008	March 31, 2008	$57

For the period beginning October 11, 2007 and ending December 31, 2012, the distributions paid by Oncor are limited by the Limited Liability Company Agreement to an amount not to exceed Oncor’s net income determined in accordance with GAAP, subject to certain defined adjustments. Such adjustments include deducting the $72 million ($46 million after tax) one-time refund to customers in September 2008 and removing the effect of the $860 million charge for impairment to goodwill from fourth quarter 2008 net income available for distribution. Distributions are further limited by Oncor’s required regulatory capital structure, as determined by the PUCT, which is required to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. No material amount of Oncor’s net income is currently restricted from being used to make distributions on its membership interests except for the one-time refund.

As of December 31, 2008, outstanding membership interests in Oncor of 80.04% were directly held by Oncor Holdings and indirectly held by EFH Corp., 19.75% were held by Texas Transmission and 0.21% were held indirectly by certain members of Oncor’s management through Investment LLC. None of the membership interests are publicly traded.

Item 6.	SELECTED FINANCIAL DATA

	Successor December 31,		Predecessor December 31,
	2008	2007	2006	2005	2004
	(millions of dollars, except ratios)
Total assets — end of year	$15,706	$15,434	$10,709	$9,911	$9,493
Property, plant & equipment — net — end of year	8,606	8,069	7,608	7,067	6,609

Capitalization — end of year
Long-term debt, less amounts due currently	$5,101	$3,702	$3,811	$4,107	$4,199
Shareholder’s equity	—	—	2,975	2,935	2,687
Membership interests	6,799	7,618	—	—	—

Total	$11,900	$11,320	$6,786	$7,042	$6,886

Capitalization ratios — end of year (a)
Long-term debt, less amounts due currently	42.9%	32.7%	56.2%	58.3%	61.0%
Shareholder’s equity	—	—	43.8	41.7	39.0
Membership interests	57.1	67.3	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(a)	The regulatory capitalization ratio (as determined by the PUCT) excludes transition bonds and the effect on membership interests of applying purchase accounting, including amounts recorded as goodwill. At December 31, 2008, the regulatory capitalization ratio was 58.2% debt and 41.8% equity.

	Successor (d)		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
				Year Ended December 31,
				2006	2005	2004
	(millions of dollars, except ratios)
Operating revenues	$2,580	$533	$1,967	$2,449	$2,394	$2,226
Net income (loss) (a)	$(487)	$64	$263	$344	$351	$273

Capital expenditures	$882	$153	$555	$840	$733	$600

Ratio of earnings to fixed charges (b)	—	2.30	2.68	2.74	2.87	2.29

Embedded interest cost on long-term debt — end of period (c)	6.7%	6.7%	6.6%	6.5%	6.5%	6.4%

(a)	Amount in 2008 includes an $860 million goodwill impairment charge (see Note 3 to Financial Statements). Amount in 2004 includes an extraordinary gain of $16 million after-tax related to a regulatory asset adjustment and a credit of $2 million after-tax representing a cumulative effect of change in accounting principle.
(b)	Fixed charges exceeded earnings by $266 million for the year ended December 31, 2008.
(c)	Represents the annual interest and amortization of any discounts, premiums, issuance costs and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus or minus the unamortized balance of any discounts, premiums, issuance costs and gains/losses on reacquisitions at the end of the year and excludes advances from affiliates.
(d)	In connection with the Merger, Oncor was converted from a Texas corporation to a Delaware limited liability company. The consolidated financial statements have been prepared on the same basis as the audited financial statements included in Oncor’s Annual Report on Form 10-K for the year ended December 31, 2007 except for the presentation of income taxes (see Note 7 to Financial Statements). The consolidated financial statements of the Successor reflect the application of purchase accounting.

Quarterly Information (unaudited)

Results of operations by quarter are summarized below. In the opinion of Oncor, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors.

	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions of dollars)
2008:
Operating revenues	$614	$626	$728	$612
Operating income	151	150	206	143
Net income	85	85	139	(796)

	Predecessor (a)			Successor
	First Quarter	Second Quarter	Third Quarter	Period from October 11, 2007 through December 31, 2007
	(millions of dollars)
2007:
Operating revenues	$613	$582	$705	$533
Operating income	157	129	199	125
Net income	85	54	124	64

(a) The 10-day period ended October 10, 2007 has not been presented as it is deemed immaterial.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Oncor’s financial condition and results of operations for the fiscal years ended December 31, 2008, 2007 and 2006 should be read in conjunction with Selected Financial Data and Oncor’s audited consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

See Note 1 to Financial Statements for a description of the business.

Significant Activities and Events

Sale of Minority Interests — In November 2008, Oncor sold additional equity interests that resulted in an unaffiliated investor group acquiring a 19.75% minority stake and certain members of Oncor’s management indirectly acquiring a 0.21% stake in Oncor. The investor group was led by certain firms from Canada and Singapore and is not affiliated with any member of the Sponsor Group, Texas Holdings or EFH Corp. The investor group and management paid $1.267 billion in cash for the minority stakes. The proceeds (net of closing costs) of $1.253 billion received by Oncor from these issuances of equity were distributed to Oncor Holdings and ultimately to EFH Corp. See Note 1 to Financial Statements for additional information.

See discussion of credit rating upgrades as a result of the minority interests sale below under “Credit Ratings”.

Effects of Declines in Financial Markets — The financial market conditions had a significant effect on Oncor’s assessment of the carrying value of goodwill. Oncor recorded an impairment charge of $860 million in 2008, primarily arising from the dislocation in the capital markets that has increased interest rate spreads and the resulting discount rates reflected in Oncor’s estimation of fair values and the effects of recent declines in market values of debt and equity securities of comparable companies. See Note 3 to Financial Statements and “Application of Critical Accounting Policies” below for more information on the goodwill impairment charge and “Liquidity and Capital Resources” below for discussion of actions taken in response to the uncertain financial markets.

While Oncor believes its cash from operations combined with availability under its existing credit facility provides sufficient liquidity to fund current and projected expenses and capital requirements for the next 12 months (see “Liquidity and Capital Resources” below), there can be no assurance, considering the current uncertainty in financial markets, that counterparties to its credit facility will perform as expected or that material unexpected changes in financial markets or the economy will not result in liquidity constraints or require increased funding of the EFH Corp. pension and OPEB plans. In addition, Oncor’s longer term capital spending, including the investment of approximately $1.3 billion to construct CREZ-related transmission lines and facilities discussed in “Regulation and Rates”, will require access to financial markets.

Notice of Termination of Outsourcing Arrangements — During the fourth quarter of 2008, Oncor executed a Separation Agreement with Capgemini Energy LP (Capgemini), Capgemini America, Inc. and Capgemini North America, Inc. (collectively, CgE). Simultaneous with the execution of that Separation Agreement, EFH Corp. and TCEH entered into a substantially similar Separation Agreement with CgE. The Separation Agreements principally provide for (i) notice of termination of each of the Master Framework Agreements, dated as of May 17, 2004, each as amended, between Capgemini and each of Oncor and TCEH and the related service agreements under each of the Master Framework Agreements and (ii) termination of the joint venture arrangements between EFH Corp. (and its applicable subsidiaries) and CgE. Under the Master Framework Agreements and related services agreements, Capgemini has provided to Oncor and EFH Corp. and its other subsidiaries outsourced support services, including information technology, customer care and billing, human resources, procurement and certain finance and accounting activities.

Consistent with the Master Framework Agreement, to provide for an orderly transition of the services, the Separation Agreement requires that Capgemini provide termination assistance services until the services are transitioned back to Oncor and/or to another service provider. The Separation Agreement provides that the services be transitioned by December 31, 2010 (June 30, 2011, in the case of the information technology services). The Master Framework Agreement will terminate when these termination assistance services are completed. Oncor previously provided a termination notice to Capgemini in respect of human resources services. See Note 15 to Financial Statements for further discussion.

The effects of the termination of the outsourcing arrangements, including Oncor’s accrual of $16 million for incremental costs to exit and transition the services, were included in EFH Corp.’s purchase price allocation (see Note 2 to Financial Statements).

Refund to Customers — Oncor provided a one-time $72 million refund to its REP customers in the September 2008 billing cycle. The refund was a commitment made by Oncor in connection with the PUCT’s review of the Merger and was recorded as a regulatory liability in the fourth quarter 2007 as part of purchase accounting. The refund was in the form of a credit on distribution fee billings.

While the refund was provided to REPs, the intent was that it be passed through by REPs to end-use retail consumers, and only those REPs that agreed to do so received their portion of the credit. Funds allocated to those REPs that did not agree to pass on the refunds were redistributed to the other customers served by REPs agreeing to pass on the refunds to ensure that the entire $72 million was refunded. To qualify, a retail customer must have been an electricity customer in the Oncor territory during December 2007 and still be served at the same location by a REP that agreed to pass on the refund. Commercial and industrial customers also received a portion of the $72 million refund, although it was based on their individual usage during calendar year 2007.

Rate Case, Advanced Metering Deployment Surcharge Case and Competitive Renewable Energy Zones — See discussion of these major initiatives below under “Regulation and Rates”.

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

As part of a stipulation approved by the PUCT, Oncor filed a rate case with the PUCT (Docket No. 35717) and 204 cities in June 2008, based on a test year ended December 31, 2007. A hearing on the merits concluded in February 2009. Resolution of Oncor’s proposed rate increase is expected to occur in summer 2009. Upon such resolution any resulting rate changes will commence. Oncor cannot predict the outcome of this or any rate case or its effect on its results of operations or cash flows.

In 2005, the Texas Legislature passed legislation that authorized electric utilities to impose a surcharge to recover costs incurred in deploying advanced metering and meter information networks. In 2007, the PUCT issued its advanced metering rule to implement this legislation. This rule outlined the minimum required functionality for an electric utility’s advanced metering systems to qualify for cost recovery under a surcharge. In May 2008, Oncor filed with the PUCT (Docket No. 35718) a description and request for approval of its proposed advanced metering system deployment plan and its proposed surcharge for the recovery of its estimated future investment for advanced metering deployment. An order approving the settlement was issued by the PUCT in August 2008 and became final in September 2008. Oncor began billing the advanced metering surcharge in the January 2009 billing month cycle. Oncor may, through subsequent reconciliation proceedings, request recovery of additional costs that are reasonable and necessary. While there is a presumption that costs spent in accordance with a plan approved by the PUCT are reasonable and necessary, any costs that are found not to have been spent or properly allocated, or not to be reasonable or necessary, must be refunded.

Prior to the PUCT issuance of rules for minimum required functionality for advanced metering systems, Oncor installed approximately 600,000 automated meters in its service territory at a capital cost of approximately $125 million. These meters are not part of the surcharge request, and Oncor is seeking recovery of the costs of these meters in its general rate case discussed above.

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

In May 2008, Oncor acquired a vendor’s existing BPL-based “Smart Grid” network assets in Oncor’s service territory for $90 million in cash. These network assets include BPL equipment and technology such as fiber optics, embedded sensors and software analytics that are intended to enable Oncor to better monitor its electricity distribution network over up to one-sixth of its service territory. The network assets also included certain finished goods inventory and additional components. As part of the transaction, Oncor agreed to purchase software licenses and maintenance and operation services for a three-year period for approximately $35 million, including $25 million paid at the closing of the transaction. In addition, Oncor may, at its option, purchase additional equipment and utilize additional services from the vendor that would allow Oncor to expand the BPL network to up to one-half of its service territory.

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

Purchase Accounting

The Merger was accounted for under purchase accounting, whereby the purchase price of the transaction was allocated to EFH Corp.’s identifiable assets acquired and liabilities assumed based upon their fair values. The estimates of the fair values recorded were determined based on the principles in SFAS 157 and reflect significant assumptions and judgments. For Oncor, the realization of its assets and settlement of its liabilities are largely subject to cost-based regulatory rate-setting processes. Accordingly, the historical carrying values of a majority of its assets and liabilities are deemed to represent fair values. See discussions in Note 2 to Financial Statements regarding adjustments to the carrying values of a regulatory asset and related long-term debt.

The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The goodwill amount recorded at EFH Corp. totaled $23.2 billion as a result of purchase accounting, of which $4.9 billion was assigned to Oncor. The assignment of goodwill was based on the relative estimated enterprise value of Oncor’s operations as of the date of the Merger using discounted cash flow methodologies. In accordance with SFAS 142, goodwill is not amortized to net income, but is required to be tested for impairment at least annually.

In the fourth quarter of 2008, Oncor recorded a goodwill impairment charge of $860 million. The impairment is Oncor’s best estimate and subject to change upon finalization of fair value calculations which will be completed during the first quarter of 2009. See discussion immediately below under “Impairment of Long-Lived Assets.”

Impairment of Long-Lived Assets

Oncor evaluates long-lived assets (including intangible assets with finite lives) for impairment in accordance with SFAS 144 whenever events or changes in circumstances indicate that an impairment may exist. The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows.

Goodwill is required to be tested for impairment at least annually or whenever events or changes in circumstances indicate an impairment may exist. Oncor tests goodwill for impairment on October 1st each year. Under this SFAS 142 goodwill impairment analysis, if at the assessment date Oncor’s carrying value exceeds its estimated fair value (enterprise value), the estimated enterprise value is compared to the estimated fair values of Oncor’s operating assets (including identifiable intangible assets) and liabilities at the assessment date, and the resultant implied goodwill amount is compared to the recorded goodwill amount. Any excess of the recorded goodwill amount over the implied goodwill amount is written off as an impairment charge.

The determination of enterprise value involves a number of assumptions and estimates. Oncor uses a combination of three fair value inputs to estimate enterprise values of its reporting units: internal discounted cash flow analyses (income approach), comparable company equity values and any recent pending and/or completed relevant transactions. The income approach involves estimates of future performance that reflect assumptions regarding, among other things, the discount rate, or weighted average cost of capital. The determination of the discount rate takes into consideration the capital structure, debt ratings and current debt yields of comparable companies as well as an estimate of return on equity that reflects historical market returns and current market volatility for the industry. Enterprise value estimates based on comparable company equity values involve using trading multiples of EBITDA of those selected companies to derive appropriate multiples to apply to Oncor’s EBITDA. This approach requires an estimate, using historical acquisition data, of an appropriate control premium to apply to the values calculated from such multiples. Critical judgments include the selection of comparable companies and the weighting of the three value inputs in developing the best estimate of enterprise value.

See Note 3 to Financial Statements for a discussion of the $860 million goodwill impairment charge recorded in the fourth quarter of 2008. The charge is not deductible for income tax-related purposes. The impairment primarily arises from the dislocation in the capital markets that has increased interest rate spreads and the resulting discount rates used in the income approach and in the trading multiples of comparable companies and the effect of recent declines in market values of debt and equity securities of comparable companies.

Revenue Recognition

Oncor’s revenue includes an estimate for electricity delivery services provided from the meter reading date to the end of the period (unbilled revenue). Unbilled revenue is based on actual daily revenues for the most recent period, adjusted for weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period. Accrued unbilled revenues totaled $140 million, $137 million and $118 million at December 31, 2008, 2007 and 2006, respectively.

Accounting for the Effects of Income Taxes

In connection with the Merger, Oncor, Oncor Holdings and EFH Corp. entered into a tax sharing agreement (amended in November 2008 to include Texas Transmission and Investment LLC due to the sale of minority interests by Oncor), retroactive to January 1, 2007. The tax sharing agreement provides for the allocation of amounts related to income taxes to each of Oncor Holdings and Oncor substantially as if these entities were stand-alone corporations and requires payments to EFH Corp. and the minority interest holders determined on that basis (without duplication for any income taxes paid by a subsidiary of Oncor Holdings). The tax sharing agreement did not have a material effect on expense amounts recorded in 2007 as compared to income tax expense in 2006.

Oncor became a partnership for US federal income tax purposes effective with the minority interests sale transactions in November 2008. Accordingly, while partnerships are not subject to income taxes, in consideration of the tax sharing agreement and the presentation of Oncor’s financial statements as an entity subject to cost-based regulatory rate-setting processes, with such costs historically including income taxes, the financial statements present amounts determined under the tax sharing agreement as “provision in lieu of income taxes” and “liability in lieu of deferred income taxes” for periods subsequent to the minority interests sale. Such amounts are determined in accordance with the provisions of SFAS 109 and FIN 48 and thus differences between the book and tax bases of assets and liabilities are accounted for as if Oncor was a stand-alone corporation. Certain provisions of SFAS 109 provide that regulated enterprises are permitted to recognize deferred taxes as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

Oncor’s expense amounts related to income taxes and related balance sheet amounts are recorded pursuant to Oncor’s tax sharing agreement as discussed above. Recording of such amounts involves significant management estimates and judgments, including judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of assets related to income taxes, management considers estimates of the amount and character of future taxable income. Actual amounts related to income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, Oncor’s forecasted financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities. EFH Corp.’s income tax returns are regularly subject to examination by applicable tax authorities. In management’s opinion, an adequate reserve has been made for any future amounts that may be owed as a result of any examination.

FIN 48 provides interpretive guidance for accounting for uncertain tax positions, and as discussed in Note 6 to the Financial Statements, Oncor adopted this new standard January 1, 2007, and the effects of the standard are reflected in amounts recorded under the tax sharing agreement. Also see Note 7 to Financial Statements.

Depreciation

As discussed above, the historical carrying values of the transmission and distribution utility assets subject to regulated rate recovery were deemed to represent fair values in purchase accounting. Depreciation expense for such assets totaled $330 million, $298 million and $301 million in 2008, 2007 and 2006, respectively, or 2.8% of carrying value in each of 2008, 2007 and 2006.

Regulatory Assets

The financial statements at December 31, 2008 and 2007 reflect total regulatory assets of $2.071 billion and $1.593 billion, respectively. These amounts include $865 million and $967 million, respectively, of generation-related regulatory assets recoverable by securitization (transition) bonds as discussed immediately below. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Note 8 to Financial Statements for more information regarding regulatory assets and liabilities.

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

Other regulatory assets that Oncor believes are probable of recovery, but are subject to review and possible disallowance, totaled $913 million at December 31, 2008. These amounts consist primarily of employee retirement costs and storm-related service recovery costs.

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

Changes in benefit obligations associated with factors discussed above may not be immediately recognized in the financial statements, but recognized in future years over the remaining average service period of plan participants. As such, significant portions of benefit costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. Pension and OPEB costs as determined under applicable accounting rules are summarized in the following table:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Pension costs under SFAS 87	$15	$3	$21	$41
OPEB costs under SFAS 106	44	9	50	61

Total benefit costs	59	12	71	$102
Less amounts deferred principally as a regulatory asset or property	(42)	(8)	(43)	(84)

Net amounts recognized as expense	$17	$4	$28	$18

Discount rates	6.55%	6.45%	5.90%	5.75%

Funding of pension and OPEB plans	$77	$6	$30	$28

Regulatory Recovery of Pension and OPEB Costs — In 2005, an amendment to PURA relating to EFH Corp.’s pension and OPEB costs was enacted by the Texas Legislature. This amendment, which was retroactively effective January 1, 2005, provides for the recovery by Oncor of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility. In addition to Oncor’s active and retired employees, these former employees largely include active and retired personnel engaged in TCEH’s activities, related to service of those additional personnel prior to the deregulation and disaggregation of EFH Corp.’s business effective January 1, 2002. Accordingly, Oncor and TCEH entered into an agreement whereby Oncor assumed responsibility for applicable pension and OPEB costs related to those personnel.

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

PRESENTATION AND ANALYSIS OF RESULTS

Management’s discussion and analysis of results of operations and cash flows has been prepared by analyzing the results of operations and cash flows of the Successor for the year ended December 31, 2008 on a stand-alone basis, by comparing the results of operations and cash flows of the Successor for the period October 11, 2007 through December 31, 2007 to the results of operations and cash flows of the Predecessor for the three months ended December 31, 2006 and by comparing the results of operations and cash flows of the Predecessor for the period January 1, 2007 through October 10, 2007 to the results of operations and cash flows of the Predecessor for the nine months ended September 30, 2006. Certain volumetric and statistical data for 2007 have been presented as of and for the nine months ended September 30, 2007 and as of and for the three months ended December 31, 2007. Such volumetric and statistical data are measured and reported on a monthly, quarterly and annual basis. The Successor and Predecessor periods relate to periods after the Merger and before the Merger, respectively, and are presented separately due to the change in basis of presentation as a result of the application of purchase accounting for the Merger.

See Note 1 for discussion of presentation of amounts related to income taxes.

RESULTS OF OPERATIONS

Financial Results

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Operating revenues:
Affiliated	$1,000	$209	$823	$243	$896
Nonaffiliated	1,580	324	1,144	332	978

Total operating revenues	2,580	533	1,967	575	1,874

Operating expenses:
Operation and maintenance	852	200	649	197	607
Depreciation and amortization	492	96	366	117	359
Provision for/in lieu of income taxes	195	25	150	21	135
Taxes other than amounts related to income taxes	391	87	305	105	297

Total operating expenses	1,930	408	1,470	440	1,398

Operating income	650	125	497	135	476

Other income and deductions:
Impairment of goodwill (Note 3)	860	—	—	—	—
Other income	45	11	3	—	2
Other deductions	25	8	30	12	15
Nonoperating provision for/in lieu of income taxes	26	6	9	3	11

Interest income	45	12	44	15	43

Interest expense and related charges (Note 19)	316	70	242	73	213

Net income (loss)	$(487)	$64	$263	$62	$282

Operating Data

	Successor		Predecessor
	Year Ended December 31, 2008	Three Months Ended December 31, 2007	Nine Months Ended September 30, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Operating statistics — volumes:
Electric energy delivered (GWh)	107,672	24,622	81,523	23,618	83,480

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	85.4	77.9	79.2	79.1	78.3
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.1	1.1	1.1	1.2	1.2
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	74.7	70.6	69.5	67.5	67.3

Electric points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)	3,123	3,093	3,087	3,056	3,051

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Operating revenues:
Electricity distribution revenues (b):
Affiliated (TCEH)	$998	$208	$821	$243	$894
Nonaffiliated	1,264	257	921	264	782

Total distribution revenues	2,262	465	1,742	507	1,676
Third-party transmission revenues	280	60	199	60	176
Other miscellaneous revenues	38	8	26	8	22

Total operating revenues	$2,580	$533	$1,967	$575	$1,874

(a)	SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. The statistics presented are based on the preceding twelve months’ data.
(b)	Includes transition charge revenue associated with the issuance of securitization bonds totaling $140 million for the year ended December 31, 2008, $29 million for the period October 11, 2007 through December 31, 2007, $116 million for the period January 1, 2007 through October 10, 2007, $34 million for the three months ended December 31, 2006 and $117 million for the nine months ended September 30, 2006. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Financial Results — 2008

Successor Period — Year Ended December 31, 2008

Operating revenues for 2008 of $2.6 billion reflected rate increases approved in 2006 and 2007 to recover ongoing investment in the transmission system and growth in points of delivery.

Operation and maintenance expense for 2008 totaled $852 million, which included approximately $339 million in fees paid to other transmission providers. The balance of the costs consisted largely of employee and contractor costs to maintain and repair the transmission and distribution assets, including vegetation management, as well as administrative and general salaries and benefits and outsourced service provider costs.

Depreciation and amortization expense for 2008 of $492 million reflected ongoing investments in property, plant and equipment and included $145 million of ongoing regulatory asset amortization for which there are related revenues from transition charge billings.

Taxes other than amounts related to income taxes for 2008 totaled $391 million, which included $255 million in local franchise fees and $125 million in property taxes.

See Note 3 to Financial Statements for a discussion of the $860 million goodwill impairment charge recorded in the fourth quarter of 2008.

Other income for 2008 totaled $45 million, which included $44 million of accretion for an adjustment (discount) to regulatory assets resulting from purchase accounting. Other deductions for 2008 totaled $25 million, which included $13 million in costs associated with the 2006 cities rate settlement. See Note 19 to Financial Statements for details of other income and deductions.

Provision for/in lieu of income taxes for 2008 totaled $221 million on a loss (including $195 million related to operating income and $26 million related to nonoperating income). Excluding the impacts of the non-deductible goodwill impairment, the effective rate on pretax income was 37.2%. The 37.2% effective rate as compared to the 35.0% statutory rate reflected state income taxes and the non-deductibility of losses on certain benefit plans partially offset by the amortization of investment tax credits. See Note 7 for reconciliation of the effective rate to the US federal statutory rate.

Interest income for 2008 totaled $45 million, which essentially consisted of interest income from TCEH with respect to Oncor’s generation-related regulatory assets securitized through the issuance of transition bonds by Oncor’s bankruptcy-remote financing subsidiary.

Interest expense and related charges for 2008 totaled $316 million, which reflected $5.363 billion in average borrowings at an average rate of 5.86%.

Net loss for 2008 totaled $487 million.

Financial Results — 2007 and 2006

Successor Period from October 11, 2007 through December 31, 2007 Compared to the Three Month Predecessor Period Ended December 31, 2006

Operating revenues decreased $42 million, or 7%, to $533 million in 2007. The ten fewer days in the 2007 period resulted in $67 million in lower revenues. This decrease was partially offset by increased distribution tariffs to recover higher transmission costs, higher transmission revenues primarily due to rate increases to recover ongoing investment in the transmission system, the effect of weather-driven higher average electricity consumption and the impact of growth in points of delivery.

Operation and maintenance expense increased $3 million, or 2%, to $200 million in 2007. The increase reflected higher incentive pay and benefits expense in 2007, higher fees paid to other transmission entities and higher vegetation management expenses, largely offset by $23 million in lower costs attributable to the ten fewer days in the 2007 period.

Depreciation and amortization decreased $21 million, or 18%, to $96 million in 2007. The ten fewer days in the 2007 period resulted in $12 million in lower costs.

Taxes other than amounts related to income taxes decreased $18 million, or 17%, to $87 million in 2007. The ten fewer days in the 2007 period resulted in $10 million in lower costs, and property taxes decreased reflecting lower tax rates as a result of enactment of the Texas margin tax. Included in this line item are local franchise fees resulting from the 2006 cities rate settlement totaling $2 million for the period October 11, 2007 through December 31, 2007 and $1 million for the three months ended December 31, 2006.

Other income in 2007 totaled $11 million, which included $10 million of accretion for an adjustment (discount) to regulatory assets resulting from purchase accounting. Other deductions totaled $8 million and $12 million in 2007 and 2006, respectively, which included costs associated with the 2006 cities rate settlement of $6 million and $7 million, respectively.

The provision for income taxes in 2007 totaled $31 million (including $25 million related to operating income and $6 million related to nonoperating income) and the effective rate was 32.6%. The provision for income taxes in 2006 totaled $24 million and the effective rate was 27.9%. The increased rate primarily reflected adjustments to state income tax expense recorded in the 2006 period related to prior period state franchise tax returns.

Interest income decreased $3 million, or 20%, to $12 million in 2007. The ten fewer days in the 2007 period resulted in $2 million in lower interest income and contractual reimbursements from TCEH for transition bond interest expense declined as a result of the declining balance of such bonds.

Interest expense and related charges decreased by $3 million, or 4%, to $70 million in 2007. The ten fewer days in the 2007 period resulted in $9 million in lower expense. This decrease was largely offset by $5 million from higher average borrowings, largely to support the ongoing capital investment in the business, and $1 million from higher average interest rates.

Net income totaled $64 million in 2007 and $62 million in 2006.

Predecessor Period from January 1, 2007 through October 10, 2007 Compared to the Nine Month Predecessor Period Ended September 30, 2006

Operating revenues increased $93 million, or 5%, to $1.967 billion in 2007. Of this increase, $67 million was attributed to the ten additional days in the 2007 period. The balance of the revenue increase reflected:

•	$18 million from increased distribution tariffs to recover higher transmission costs, and

•	$16 million in higher transmission revenues primarily due to rate increases approved in 2006 and 2007 to recover ongoing investment in the transmission system,

partially offset by,

•	$9 million effect of lower average consumption due in part to cooler, below normal summer weather in 2007 and hotter than normal weather in 2006, net of the impact of increased points of delivery, and

•	lower charges to REPs related to securitization bonds (offset by lower amortization of the related regulatory asset).

Operation and maintenance expense increased $42 million, or 7%, to $649 million in 2007. Of this increase, $23 million was attributed to the ten additional days in the 2007 period. The balance of the increase reflected $19 million in higher fees paid to other transmission entities, higher labor-related costs due to timing of equipment installation activities and expenses related to the rebranding of the Oncor Electric Delivery Company name, partially offset by lower vegetation management expenses.

Depreciation and amortization increased $7 million, or 2%, to $366 million in 2007 which was primarily due to the ten additional days in 2007 and ongoing investments in property, plant and equipment, partially offset by lower amortization of the regulatory assets associated with the securitization bonds (offset in revenue).

Taxes other than amounts related to income taxes increased $8 million, or 3%, to $305 million in 2007. The increase reflected $10 million attributed to the ten additional days in the 2007 period, partially offset by lower property taxes reflecting lower property tax rates as a result of the enactment of the Texas margin tax. Included in franchise and revenue-based taxes are local franchise fees resulting from the 2006 cities rate settlement totaling $6 million for the period January 1, 2007 through October 10, 2007 and $4 million for the nine months ended September 30, 2006.

Other income totaled $3 million in 2007 and $2 million in 2006. Other deductions totaled $30 million in 2007 and $15 million in 2006. The increase in other deductions was primarily due to higher costs associated with the 2006 cities rate settlement.

The provision for income taxes was $159 million in 2007 (including $150 million related to operating income and $9 million related to nonoperating income) compared to $146 million in 2006 (including $135 million related to operating income and $11 million related to nonoperating income). The effective rate increased to 37.7% in 2007 from 34.1% in 2006. The increased rate was driven by higher taxes under the Texas margin tax, higher interest accrued related to uncertain tax positions and the effect of full amortization prior to 2007 of a regulatory liability associated with statutory tax rate changes.

Interest expense increased $29 million, or 14%, to $242 million in 2007. Of this increase, $9 million was due to the ten additional days in the 2007 period. The balance of the increase reflected $14 million due to higher average borrowings, largely to support ongoing capital investment in the business, and $5 million due to higher average interest rates.

Net income decreased $19 million, or 7%, to $263 million. This decrease was driven by higher costs associated with the 2006 cities rate settlement and a decline in delivered volumes due to lower average electricity consumption.

OTHER COMPREHENSIVE INCOME

In September 2008, Oncor entered into interest rate swap transactions hedging the variability of treasury bond rates used to determine the interest rates on an anticipated issuance of an aggregate of $1.0 billion of senior secured notes maturing from 2013 to 2018. The hedges were terminated the same day, and $2 million in after-tax losses were recorded as other comprehensive income.

After tax losses of $1 million for the period January 1, 2007 through October 10, 2007 and $2 million for the year ended December 31, 2006 were recognized in net income related to settled cash flow hedges (variable to fixed interest rate swaps). All amounts included in accumulated other comprehensive income as of October 10, 2007, which totaled $18 million in net losses, were eliminated as part of purchase accounting. Oncor has used derivative financial instruments that were effective in offsetting future cash flow variability related to interest rates; these consisted of interest rate swaps entered into to hedge variable rate debt. Amounts in accumulated other comprehensive income included the value of dedesignated and terminated cash flow hedges at the time of such dedesignation/termination, less amounts reclassified to net income as the original hedged transactions were actually settled and affected net income.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Cash flows from operating, financing and investing activities included:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Cash flows — operating activities
Net income (loss)	$(487)	$64	$263	$62	$282
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	451	95	366	116	357
Provision for/in lieu of deferred income taxes – net	163	71	21	(6)	33
Amortization of investment tax credits	(5)	(1)	(4)	(1)	(4)
Impairment of goodwill	860	—	—	—	—
Other, net	6	1	6	—	8
Changes in operating assets and liabilities	(160)	(165)	30	59	(278)

Cash provided by operating activities	828	65	682	230	398

Cash flows — financing activities
Net issuances/(repayments) of borrowings (including advances from parent)	440	62	214	16	511
Distributions/dividends	(330)	—	(326)	(85)	(255)
Decrease in income tax-related note receivable from TCEH	34	9	24	9	30
Excess tax benefit on stock-based incentive compensation	10	15	—	(3)	17

Cash provided by (used in) financing activities	154	86	(88)	(63)	303

Cash flows — investing activities
Capital expenditures	(882)	(153)	(555)	(165)	(675)
Other	3	7	(23)	(2)	(40)

Cash used in investing activities	(879)	(146)	(578)	(167)	(715)

Net change in cash and cash equivalents	$103	$5	$16	$—	$(14)

Year Ended December 31, 2008 — Cash provided by operating activities totaled $828 million, reflecting normal, ongoing operating activities and the $72 million refund to customers discussed under “Significant Activities and Events”.

Capital expenditures in 2008 reflected the acquisition of a vendor’s existing BPL-based “Smart Grid” network assets in Oncor’s service territory for $90 million. See “Key Risks and Challenges” above for further discussion.

Successor Period from October 11, 2007 through December 31, 2007 compared to the Three Month Predecessor Period Ended December 31, 2006 — Cash provided by operating activities totaled $65 million in the 2007 period compared to $230 million in the 2006 period. The $165 million decrease reflected $113 million in repurchases of accounts receivables previously sold (see Note 9 to Financial Statements) and $49 million unfavorable change in accrued taxes due to the impact of implementing the tax sharing agreement.

Predecessor Period from January 1, 2007 through October 10, 2007 Compared to Nine Month Predecessor Period Ended September 30, 2006 – Cash provided by operating activities totaled $682 million in the 2007 period compared to $398 million in the 2006 period. The $284 million increase reflected:

•	a $135 million favorable change in income taxes paid to EFH Corp. primarily due to timing of payments in 2006 related to the 2005 income tax liability, and

•	a $102 million favorable change in working capital (accounts receivable, accounts payable and inventories) largely due to

•	$42 million increase in sale of accounts receivable;

•	$29 million in lower materials and supplies inventory purchases due primarily to timing of capital expenditure projects, and

•	$21 million increase in accounts payable reflecting increased use of outsourced service providers and contractors for operation and maintenance activities,

The decrease in capital expenditures in the 2007 period compared to the 2006 period was driven by lower new customer distribution connections and the completion of several large transmission projects.

Depreciation and amortization expense reported in the statement of consolidated cash flows is less than the amount reported in the statement of consolidated income by $41 million for the year ended December 31, 2008. The difference represents the $44 million accretion of the adjustment (discount) to regulatory assets, net of the $3 million amortization of debt fair value discount, both due to purchase accounting and reported in other income and interest expense and related charges, respectively, in the statement of consolidated income.

Long-Term Debt Activity — In September 2008, Oncor issued and sold $1.5 billion aggregate principal amount of senior secured notes, consisting of $650 million aggregate principal amount of 5.95% notes due 2013, $550 million aggregate principal amount of 6.80% notes due 2018 and $300 million aggregate principal amount of 7.50% notes due 2038. Most of the $1.487 billion in proceeds (which is net of underwriters’ fees and debt discounts) was used to repay borrowings under the Oncor revolving credit facility and the remainder was used for general corporate purposes. Repayments for the year ended December 31, 2008 totaled $99 million in scheduled transition bond principal payments. See Note 11 to Financial Statements for further information regarding long-term debt.

Available Liquidity/Credit Facilities — At December 31, 2008, Oncor had a $2.0 billion revolving credit facility under which borrowings are available on a revolving basis through October 10, 2013. Oncor may increase the commitments under the facility in any amount up to $500 million, subject to the satisfaction of certain conditions. Borrowing capacity available under this credit facility totaled $1.508 billion at December 31, 2008 and $720 million at December 31, 2007. Availability increased $788 million for the twelve months ended December 31, 2008 due to the issuance of $1.5 billion principal amount of fixed-rate senior secured notes as described above, the net proceeds from which were used to repay credit facility borrowings, partially offset by funding of capital investments, including the purchase of an existing BPL based “Smart Grid” network as discussed above under “Key Risks and Challenges”. Cash and cash equivalents totaled $125 million at December 31, 2008.

Under the terms of Oncor’s revolving credit facility, the commitments of the lenders to make loans to Oncor are several and not joint. Accordingly, if any lender fails to make loans to Oncor, Oncor’s available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

In May 2008, Oncor secured the credit facility with a first priority lien on certain of its transmission and distribution assets. Oncor has also secured all of its existing long-term debt securities (excluding the transition bonds) with the same lien in accordance with the terms of those securities. The lien contains customary provisions allowing Oncor to use the assets in its business, as well as to replace and/or release collateral as long as the market value of the collateral is at least 115% of the aggregate secured debt. The lien may be terminated at Oncor’s option upon the termination of Oncor’s current credit facility. See Note 10 to Financial Statements for additional information regarding the credit facility.

Additional Financial Market Uncertainty Consideration — EFH Corp. has evaluated its investments held in trusts, including those that will be used by Oncor to satisfy future obligations under pension and postretirement benefit plans. The recent substantial dislocation in the financial markets has caused a significant decline in the value of such investments, and a continuation or further disruption in the markets could be material to Oncor. While the pension and postretirement plan investments include some subprime-related securities, a decline in the fair value of such securities was not material to the overall decline in the plan investment values.

Pension and OPEB Plan Funding — Pension and OPEB plan calendar year funding for Oncor is expected to total $61 million and $18 million, respectively, in 2009. Based on the funded status of the pension plan at December 31, 2008, EFH Corp.’s funding is expected to total approximately $665 million for the 2009 – 2013 period. Approximately 85% of this amount is expected to be funded by Oncor consistent with its share of the pension liability. Contributions to the pension and OPEB plans in 2008 totaled $46 million and $31 million, respectively.

Liquidity Needs, Including Capital Expenditures — Oncor expects capital expenditures to total approximately $875 million over the twelve months ending December 31, 2009 for investment in its transmission and distribution infrastructure, which is consistent with its commitment to spend a minimum of $3.6 billion in capital expenditures over the five-year period ending December 31, 2012. This excludes investments in transmission assets to support CREZ as discussed below in “Regulation and Rates”. See Note 4 to Financial Statements for discussion of this and other commitments in the stipulation approved by the PUCT. In addition, Oncor expects capital expenditures related to the CREZ Transmission Plan to total approximately $90 million over the twelve months ending December 31, 2009.

Oncor’s primary source of liquidity aside from operating cash flows is its ability to borrow under its revolving credit facility. The facility contains a debt-to-capital ratio covenant that effectively limits Oncor’s ability to incur indebtedness in the future. As of December 31, 2008, Oncor was in compliance with such covenant. The credit facility and the senior notes issued by Oncor are secured by a deed of trust, which permits Oncor to secure other indebtedness with the lien of the deed of trust up to the amount of available bond credits. As of December 31, 2008, the available bond credits were approximately $2.1 billion. In connection with the Merger, Oncor also committed to the PUCT that it would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.

Because its operations are capital intensive, Oncor expects to rely over the long-term upon access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or its revolving credit facility. The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly considering the current uncertainty in the financial markets, could impact Oncor’s ability to sustain and grow its businesses and would likely increase capital costs that may not be recoverable through rates. Oncor expects cash flows from operations, combined with availability under its revolving credit facility, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.

Distributions — Oncor’s cash distributions to Oncor Holdings, an indirect wholly-owned subsidiary of EFH Corp., and the dates distributions were declared by Oncor’s board of directors, were as follows:

Declaration Date	Payment Date	Amount Paid
November 13, 2008	November 14, 2008	$117
August 20, 2008	August 21, 2008	$78
May 14, 2008	May 15, 2008	$78
February 20, 2008	March 31, 2008	$57

The proceeds (net of closing costs) of $1.253 billion received by Oncor in November 2008 from the issuance of equity to the investor group and the contemporaneous issuance of equity indirectly to certain members of Oncor management were distributed to Oncor Holdings. See Note 1 to Financial Statements for additional information.

For the period beginning October 11, 2007 and ending December 31, 2012, the distributions paid by Oncor are limited to an amount not to exceed Oncor’s net income determined in accordance with GAAP, subject to certain defined adjustments. Such adjustments include deducting the $72 million ($46 million after-tax) one-time refund to customers in September 2008 and removing the effect of the $860 million goodwill impairment charge from fourth quarter 2008 net income available for distribution. See discussion above under “Significant Activities and Events – Refund to Customers.” Distributions are further limited by Oncor’s required regulatory capital structure, as determined by the PUCT, which is required to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. No material amount of Oncor’s net income is currently restricted from being used to make distributions on its membership interests except for the one-time refund. The net proceeds of $1.253 billion received from the sale of equity interests to Texas Transmission and certain members of Oncor’s management were excluded from these distribution limitations.

In February 2009, the board of directors declared a cash distribution of between $24 million and $26 million to be paid on March 3, 2009. The actual amount of the distribution will be determined in accordance with the net income restrictions on such distributions.

Capitalization — The capitalization ratios of Oncor were 42.9% long-term debt, less amounts due currently, to 57.1% membership interests as of December 31, 2008 and 32.7% to 67.3% at December 31, 2007.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Oncor’s revolving credit facility contains a financial covenant that requires maintenance of a specified leverage ratio. As of December 31, 2008, Oncor was in compliance with such covenant.

Credit Ratings — The rating agencies assign issuer credit ratings for Oncor. The issuer credit ratings as of February 20, 2009 for Oncor are BBB+ and BBB- by S&P and Fitch, respectively.

Additionally, the rating agencies assign credit ratings on certain debt securities issued by Oncor. The credit ratings assigned for debt securities issued by Oncor as of February 20, 2009 are presented below:

	Senior Secured	Senior Unsecured
S&P	BBB+	BBB+
Moody’s	Baa3	Baa3
Fitch	BBB	BBB-

As described in Notes 10 and 11, all of Oncor’s long-term debt is secured by a first priority lien on certain of its transmission and distribution assets and is considered senior secured debt. All three rating agencies have placed the ratings for Oncor on “stable outlook”.

In November 2008, Oncor sold additional equity interests resulting in an unaffiliated investor group acquiring a 19.75% minority stake in Oncor. In connection with Oncor’s execution of the agreement, S&P upgraded Oncor’s issuer credit rating and Oncor’s long-term debt ratings by two notches from BBB- to BBB+, and Moody’s upgraded Oncor’s long-term debt ratings by one notch from Ba1 to Baa3. In conjunction with the Moody’s upgrade, Moody’s withdrew its issuer credit rating of Ba1 previously assigned to Oncor. As a matter of practice, Moody’s does not assign issuer credit ratings for investment grade utility companies. See Note 1 to Financial Statements for additional information on the minority interests sale.

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

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under its credit facility. Under this facility such a default may cause the maturity of outstanding balances ($337 million at January 30, 2009) under such facility to be accelerated.

Long-Term Contractual Obligations and Commitments — The following table summarizes Oncor’s contractual cash obligations as of December 31, 2008 (see Notes 11 and 12 to Financial Statements for additional disclosures regarding these long-term debt and noncancelable purchase obligations).

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt – principal	$103	$221	$1,594	$3,311	$5,229
Long-term debt – interest	335	655	546	2,420	3,956
Operating leases (a)	8	14	9	11	42
Obligations under outsourcing agreements (b)	50	63	—	—	113
Obligations under services agreements	5	5	—	—	10

Total contractual cash obligations (c)	$501	$958	$2,149	$5,742	$9,350

(a)	Includes short-term noncancelable leases.
(b)	See Note 15 to Financial Statements for discussion of an outsourcing agreement termination.
(c)	Table does not include estimated 2009 funding of the pension and other employee postretirement benefits plans totaling approximately $79 million. See “Pension and OPEB Funding” above for discussion of pension plan funding.

The following contractual obligations were excluded from the table above:

•	contracts between affiliated entities and intercompany debt;

•

individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	contracts that are cancelable without payment of a substantial cancellation penalty, including the construction and maintenance services contract described below;

•	employment contracts with management, and

•	liabilities related to uncertain tax positions totaling $122 million discussed in Note 6 to Financial Statements as the ultimate timing of payment is not known.

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

Hearings on CREZ Transmission Plan proposals were held in December 2008. At a January 2009 open meeting, the PUCT assigned approximately $1.3 billion of CREZ construction projects to Oncor. Oncor anticipates that a written order reflecting the PUCT’s decisions will be entered during the first quarter of 2009. The cost estimates for the CREZ construction projects are based upon estimates prepared by ERCOT. Oncor expects capital expenditures related to CREZ transmission facilities to be approximately $90 million in 2009 with additional expenditures through 2012. These amounts are not included in the table above.

If EFH Corp. defaulted in its contributions to the EFH Retirement Plan, as the plan sponsor, it is expected that Oncor would seek to continue the plan and would be liable for any liabilities in excess of the assets of the plan. As of December 31, 2008, the plan’s liabilities in excess of its assets (excluding Oncor’s portion) totaled $109 million.

Guarantees — See Note 12 to Financial Statements for details of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2008, Oncor does not have any off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 12 to Financial Statements for a discussion of commitments and contingencies, including guarantees.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for a discussion of changes in accounting standards.

REGULATION AND RATES

2009 Texas Legislative Session

The Texas Legislature convened in its regular biennial session beginning January 13, 2009. The session will conclude June 1, 2009. Oncor is actively monitoring and providing input regarding legislation that could impact its operations. Oncor is unable to predict the outcome of the 2009 legislative process or its impact, if any, on its financial position, results of operations or cash flows.

Certification of REPs

In October 2008, the PUCT proposed a replacement of the rule relating to Certification of Retail Electric Providers. The proposed new rule is expected to strengthen the certification requirements for REPs in order to better protect customers, transmission and distribution utilities (TDUs), and other REPs from the insolvency and other harmful conditions and activities of REPs. The new rule would be considered a competition rule and thus be subject to judicial review as specified in PURA. The new rule proposes, among other things, increased creditworthiness requirements and financial reporting for REPs, additional customer protection requirements, deposit requirements to TDUs, and regulatory asset consideration for bad debt expenses. The PUCT is expected to finalize the new rule in the first quarter of 2009. Oncor cannot predict the final outcome of this proposed rule.

Matters with the PUCT

Stipulation Approved by the PUCT — In April 2008, the PUCT entered an order, which became final in June 2008, approving the terms of a stipulation relating to the filing in 2007 by Oncor and Texas Holdings of a Merger-related Joint Report and Application with the PUCT pursuant to Section 14.101 (b) of PURA and PUCT Substantive Rule 25.75. The stipulation required the filing of a rate case by Oncor no later than July 1, 2008 based on a test year ended December 31, 2007. Oncor filed the rate case with the PUCT in June 2008. In July 2008, Nucor Steel filed an appeal of the PUCT’s order in the 200th District Court of Travis County, Texas. Oncor was named a defendant and intends to vigorously defend the appeal.

Rate Case — In June 2008, Oncor filed for a rate review with the PUCT (Docket No. 35717) and 204 cities, as required by the order approving the stipulation discussed above. If approved as requested, this review would result in an aggregate annual rate increase of approximately $253 million (adjusted from $275 million as reflected in Oncor’s initial filing), the majority of which relates to increased depreciation expense due to capital investments and recovery of costs that have been recorded as regulatory assets. A hearing on the merits concluded in February 2009. Resolution of Oncor’s proposed rate increase is expected to occur in the summer of 2009.

Advanced Meter Rulemaking — In 2005, the Texas Legislature passed legislation that authorized electric utilities to implement a surcharge to recover costs incurred in deploying advanced metering and meter information networks. Benefits of the advanced metering installation include improved safety, on-demand meter reading, enhanced outage identification and restoration and system monitoring of voltages. In 2007, the PUCT issued its advanced metering rule to implement this legislation. This rule outlined the minimum required functionality for an electric utility’s advanced metering systems to qualify for cost recovery under a surcharge. Subsequent to the issuance of the rule, the PUCT opened an implementation proceeding for market participants to fine-tune the rule requirements, address the impacts of advanced metering deployment on retail and wholesale markets in ERCOT, and help ensure that retail customers receive benefits from advanced metering deployment. The implementation proceeding is expected to conclude by the end of the first quarter of 2009.

Advanced Metering Deployment Surcharge Filing — In May 2008, Oncor filed with the PUCT (Docket No. 35718) a description and request for approval of its proposed advanced metering system deployment plan and its proposed surcharge for the recovery of its estimated future investment for advanced metering deployment. Oncor’s plan provides for the full deployment of over three million advanced meters by the end of 2012 to all residential and most non-residential retail electricity customers in Oncor’s service area. Oncor installed approximately 5,000 advanced meters in a pilot program in the three months ended June 30, 2008, and deployed approximately 35,000 additional advanced meters in the fourth quarter of 2008.

In August 2008, a settlement was reached with the majority of the parties to this surcharge filing. The settlement includes the following major provisions (the comparisons are against amounts filed in the original request):

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

An order approving the settlement was issued by the PUCT in August 2008 and became final in September 2008. Oncor began billing the advanced metering surcharge in the January 2009 billing month cycle. Oncor may, through subsequent reconciliation proceedings, request recovery of additional costs that are reasonable and necessary. While there is a presumption that costs spent in accordance with a plan approved by the PUCT are reasonable and necessary, recovery of any costs that are found not to have been spent or properly allocated, or not to be reasonable or necessary, must be refunded.

Prior to the PUCT issuance of rules for minimum required functionality for advanced metering systems, Oncor installed approximately 600,000 automated meters in its service territory at a capital cost of approximately $125 million. These meters are not part of the surcharge request, and Oncor is seeking recovery of the incremental costs of these meters in its general rate case discussed above.

Oncor Energy Efficiency Cost Recovery Filing — In June 2008, Oncor filed with the PUCT a Request for Approval of Energy Efficiency Cost Recovery Factor (Docket No. 35634). Oncor requested a nonbypassable charge to be billed to REPs serving customer classes that receive services under Oncor’s energy efficiency program. The proposed recovery factor is $0.22 per month for each residential customer and will vary for non-residential customers. The proposed charge will allow Oncor, in a timely manner, to recover reasonable and necessary costs incurred in administering its energy efficiency program. In October 2008, the PUCT approved the recovery factor. Oncor began billing the surcharge in the January 2009 billing month cycle.

Transmission Rates — In order to recover increases in its transmission costs, including fees paid to other transmission service providers, Oncor is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rate charged to REPs. In January 2009, an application was filed to increase the TCRF, which was administratively approved in February 2009 and became effective March 1, 2009. This increase is expected to increase annualized revenues by $16 million.

In February 2008, Oncor filed an application for an interim update of its wholesale transmission rate. The PUCT approved Oncor’s application in April 2008, and the new rate went into effect immediately. Annualized revenues are expected to increase by approximately $39 million. Approximately $25 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $14 million is recoverable from REPs through the TCRF component of Oncor’s delivery rates charged to REPs as discussed immediately above. With the pending rate case discussed above, Oncor has not filed for an interim update of it wholesale transmission rate in 2009.

Competitive Renewable Energy Zones (CREZ) — In the first quarter of 2007, the PUCT initiated a docket to identify the transmission facilities necessary to interconnect future renewable energy generating facilities. As part of the docket, the PUCT considered which zones would contain the best renewable energy sources. In July 2007, the PUCT voted to designate zones with generation potential of over 20,000 MW. In July 2008, the PUCT approved a plan for the construction of transmission facilities with an estimated cost of $4.9 billion to accommodate over 18,000 MW of wind capacity.

In September 2008, parties interested in the construction and operation of CREZ transmission facilities filed CREZ Transmission Plans. Oncor and several other ERCOT utilities filed a joint CREZ Transmission Plan, which includes the joint parties’ plans to construct and operate all of the CREZ transmission facilities. Hearings on the CREZ Transmission Plan proposals were held in December 2008. At a January 2009 open meeting, the PUCT assigned approximately $1.3 billion of CREZ construction projects to Oncor. Oncor anticipates that a written order reflecting the PUCT’s decisions will be entered during the first quarter of 2009. The cost estimates for the CREZ construction projects are based upon analyses prepared by ERCOT. Oncor anticipates completing the necessary permitting actions and other requirements and all construction activities so that its CREZ Transmission Plan may be implemented consistent with the PUCT’s assignment. The PUCT’s assignment calls for construction to be completed in 2012.

Summary

Oncor cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter its basic financial position, results of operations or cash flows.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that Oncor may experience a loss in value as a result of changes in market conditions such as interest rates, to which Oncor is exposed in the ordinary course of business. Oncor may transact in financial instruments to hedge interest rate risk related to its indebtedness. All of Oncor’s long-term debt at December 31, 2008 and 2007 carried fixed interest rates.

	Expected Maturity Date						Successor
	2009	2010	2011	2012	2013	There-after	2008 Total Carrying Amount	2008 Total Fair Value	2007 Total Carrying Amount	2007 Total Fair Value
	(millions of dollars, except percentages)
Long-term debt (including current maturities)
Fixed rate debt amount (a)	$103	$108	$113	$819	$775	$3,311	$5,229	$4,990	$3,828	$3,948
Average interest rate	4.02%	4.75%	4.86%	6.16%	5.85%	6.79%	6.41%	—	6.28%	—

(a)	Excludes unamortized premiums and discounts. See Note 11 to Financial Statements for a discussion of changes in debt obligations.

Credit Risk

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. Oncor’s customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT. See “Regulation and Rates” above regarding a proposed REP certification rule.

Credit Exposure — Oncor’s exposure to credit risk associated with accounts receivable totaled $172 million from affiliated customers (TCEH) and $224 million from nonaffiliated customers as of December 31, 2008. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $7 million at December 31, 2008, and consists almost entirely of noninvestment grade trade accounts receivable. As of December 31, 2008, Oncor has a customer that represents 12% of the nonaffiliated trade receivable amount. Oncor views exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on Oncor’s net income and cash flows.

Oncor is also exposed to credit risk associated with the note receivable from TCEH totaling $289 million ($35 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2008 (see Note 18 to Financial Statements for additional information).

FORWARD-LOOKING STATEMENTS

This report and other presentations made by Oncor contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that Oncor expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of Oncor’s business and operations (often, but not always, through the use of words or phrases such as “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimated”, “projection”, “target” and “outlook”), are forward-looking statements. Although Oncor believes that in making such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “Risk Factors” and the following important factors, among others, that could cause the actual results of Oncor to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the FERC, the PUCT, the EPA, and the TCEQ, with respect to:

•	allowed rate of return;

•	permitted capital structure;

•	industry, market and rate structure;

•	recovery of investments;

•	acquisitions and disposals of assets and facilities;

•	operation and construction of facilities;

•	changes in tax laws and policies, and

•	changes in and compliance with environmental and safety laws and policies;

•	legal and administrative proceedings and settlements;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	the credit quality and/or inability of various counterparties to meet their financial obligations to Oncor, including failure of counterparties to perform under agreements;

•	general industry trends;

•	hazards customary to the industry and the possibility that Oncor may not have adequate insurance to cover losses resulting from such hazards;

•	changes in technology used by and services offered by Oncor;

•	significant changes in Oncor’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB benefits, and future funding requirements related thereto;

•	significant changes in critical accounting policies material to Oncor;

•

commercial bank and financial market conditions, Oncor’s access to capital, the cost of such capital, and the results of Oncor’s financing and refinancing efforts, including availability of funds in the capital markets;

•	financial restrictions placed on Oncor by Oncor’s revolving credit facility and indentures governing its debt instruments;

•	Oncor’s ability to generate sufficient cash flow to make interest payments on its debt instruments;

•	actions by credit rating agencies

•	economic conditions, and

•	the ability of Oncor to effectively execute its operational strategy.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC:

We have audited the accompanying consolidated balance sheets of Oncor Electric Delivery Company LLC and subsidiary (the “Company”) as of December 31, 2008 and 2007 (successor), and the related statements of consolidated income, comprehensive income, cash flows, membership interests and shareholder’s equity for the year ended December 31, 2008 (successor), the period from October 11, 2007 through December 31, 2007 (successor), the period from January 1, 2007 through October 10, 2007 (predecessor) and the year ended December 31, 2006 (predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oncor Electric Delivery Company LLC and subsidiary as of December 31, 2008 and 2007 (successor), and the results of their operations and their cash flows for the year ended December 31, 2008 (successor), the period from October 11, 2007 through December 31, 2007 (successor), the period from January 1, 2007 through October 10, 2007 (predecessor) and the year ended December 31, 2006 (predecessor), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financials statements, Oncor Electric Delivery Company LLC was an indirect wholly-owned subsidiary of EFH Corp. (formerly TXU Corp.), which was merged with Texas Energy Future Merger Sub Corp. on October 10, 2007.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 2, 2009

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED INCOME (LOSS)

(millions of dollars)

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Operating revenues:
Affiliated	$1,000	$209	$823	$1,139
Nonaffiliated	1,580	324	1,144	1,310

Total operating revenues	2,580	533	1,967	2,449

Operating expenses:
Operation and maintenance	852	200	649	804
Depreciation and amortization	492	96	366	476
Provision for/in lieu of income taxes	195	25	150	156
Taxes other than amounts related to income taxes	391	87	305	402

Total operating expenses	1,930	408	1,470	1,838

Operating income	650	125	497	611

Other income and deductions:
Impairment of goodwill (Note 3)	860	—	—	—
Other income (Note 19)	45	11	3	2
Other deductions (Note 19)	25	8	30	27
Nonoperating provision for/in lieu of income taxes	26	6	9	14

Interest income	45	12	44	58

Interest expense and related charges (Note 19)	316	70	242	286

Net income (loss)	$(487)	$64	$263	$344

See Notes to Financial Statements.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(millions of dollars)

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Net income (loss)	$(487)	$64	$263	$344

Other comprehensive income, net of tax effects:

Cash flow hedges:
Net decrease in fair value of derivatives (net of tax benefit of $1, — , — and — )	(2)	—	—	—
Cash flow hedges – derivative value net losses related to hedged transactions recognized during the period in net income (net of tax expense of $— in all periods)	—	—	1	2

Comprehensive income (loss)	$(489)	$64	$264	$346

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS

(millions of dollars)

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Cash flows — operating activities:
Net income (loss)	$(487)	$64	$263	$344
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	451	95	366	473
Provision for/in lieu of deferred income taxes – net	163	71	21	27
Amortization of investment tax credits	(5)	(1)	(4)	(5)
Impairment of goodwill (Note 3)	860	—	—	—
Net gains on sale of assets	(1)	(1)	(3)	—
Bad debt expense	1	(2)	2	1
Stock-based incentive compensation expense	—	—	3	4
Recognition of losses on dedesignated cash flow hedges	—	—	2	2
Other, net	6	4	2	1
Changes in operating assets and liabilities:
Accounts receivable – trade (including affiliates)	(2)	39	(47)	3
Impact of accounts receivable sales program (Note 9)	—	(113)	27	(3)
Inventories	(12)	6	19	(22)
Accounts payable – trade (including affiliates)	6	(3)	8	(16)
Other – assets	(137)	(32)	(24)	(56)
Other – liabilities	(15)	(62)	47	(125)

Cash provided by operating activities	828	65	682	628

Cash flows — financing activities:
Issuance of long-term debt	1,500	—	800	—
Repayments of long-term debt	(99)	(832)	(264)	(93)
Net increase (decrease) in short-term borrowings	(943)	895	(288)	622
Issuance of equity interests (net of closing costs)	1,253	—	—	—
Distribution to parent of equity sale net proceeds	(1,253)	—	—	—
Distributions/dividends	(330)	—	(326)	(340)
Net increase (decrease) in advances from parent	—	—	(24)	2
Decrease in income tax-related note receivable from TCEH	34	9	24	39
Excess tax benefit on stock-based incentive compensation	10	15	—	14
Debt discount, financing and reacquisition expenses – net	(18)	(1)	(10)	(4)

Cash provided by (used in) financing activities	154	86	(88)	240

Cash flows — investing activities:
Capital expenditures	(882)	(153)	(555)	(840)
Costs to remove retired property	(37)	(9)	(25)	(40)
Cash settlements related to outsourcing contract termination (Note 15)	20	—	—	—
Proceeds from sale of assets	1	1	4	—
Other	19	15	(2)	(2)

Cash used in investing activities	(879)	(146)	(578)	(882)

Net change in cash and cash equivalents	103	5	16	(14)

Cash and cash equivalents – beginning balance	22	17	1	15

Cash and cash equivalents – ending balance	$125	$22	$17	$1

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONSOLIDATED BALANCE SHEETS

(millions of dollars)

	Successor
	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$125	$22
Restricted cash (Note 14)	51	56
Trade accounts receivable from nonaffiliates — net (Note 9)	217	208
Trade accounts and other receivables from affiliates	182	180
Amounts receivable from parent related to income taxes	21	29
Materials and supplies inventories — at average cost	63	51
Accumulated deferred income taxes (Note 7)	—	45
Prepayments	75	67
Other current assets	8	3

Total current assets	742	661

Restricted cash (Note 14)	16	17
Investments and other property (Note 14)	72	89
Property, plant and equipment — net (Note 19)	8,606	8,069
Goodwill (Note 19)	4,064	4,894
Note receivable due from TCEH (Note 18)	254	289
Regulatory assets — net (Note 8)	1,892	1,305
Other noncurrent assets	60	110

Total assets	$15,706	$15,434

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Short-term borrowings (Note 10)	$337	$1,280
Long-term debt due currently (Note 11)	103	99
Trade accounts payable	124	129
Accrued taxes other than amounts related to income taxes	141	136
Accrued interest	103	72
Other current liabilities	99	99

Total current liabilities	907	1,815

Accumulated deferred income taxes (Note 7)	—	1,354
Liability in lieu of deferred income taxes (Notes 1 and 7)	1,434	—
Investment tax credits	42	47
Long-term debt, less amounts due currently (Note 11)	5,101	3,702
Other noncurrent liabilities and deferred credits	1,423	898

Total liabilities	8,907	7,816

Commitments and contingencies (Note 12)

Membership interests (Note 13)	6,799	7,618

Total liabilities and membership interests	$15,706	$15,434

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

(millions of dollars)

	Successor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007
Capital account:
Balance at beginning of period (a)	$7,618	$7,514
Investment by Texas Holdings	—	12
Settlement of incentive compensation plans	—	28
Proceeds (net of closing costs) from sale of equity interests	1,253	—
Distributions paid to parent	(1,583)	—
Net income (loss)	(487)	64

Balance at end of period (number of interests outstanding: December 31, 2008 — 635 million; 2007 — 1)	6,801	7,618

Accumulated other comprehensive income (loss), net of tax effects:
Balance at beginning of period	—	—
Net effects of cash flow hedges	(2)	—

Balance at end of period	(2)	—

Total membership interests at end of period	$6,799	$7,618

(a)	The beginning equity balance for the period from October 11, 2007 through December 31, 2007 reflects the application of push-down accounting as a result of the Merger.

See Notes to Financial Statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDER’S EQUITY

(millions of dollars)

	Predecessor
	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Common stock without par value (number of authorized shares — 100,000,000):
Balance at beginning of period	$1,986	$1,952
Effects of stock-based incentive compensation plans (Note 13)	18	19
Noncash contribution of pension-related assets (Note 13)	—	15

Balance at end of period (number of shares outstanding: October 10, 2007 — 0; 2006 and 2005 — 48,864,775)	2,004	1,986

Retained earnings:
Balance at beginning of period	1,008	1,004
Net income	263	344
Dividends to parent	(326)	(340)
Effect of adoption of FIN 48	(9)	—
Other	1	—

Balance at end of period	937	1,008

Accumulated other comprehensive (loss), net of tax effects:
Balance at beginning of period	(19)	(21)
Net effects of cash flow hedges	1	2

Balance at end of period	(18)	(19)

Total shareholder’s equity at end of period	$2,923	$2,975

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 39% of Oncor’s total revenues for the year ended December 31, 2008. Oncor is a direct subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of Intermediate Holding, a direct, wholly-owned subsidiary of EFH Corp. With the closing of the Merger on October 10, 2007, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.

Oncor’s consolidated financial statements include its wholly-owned, bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC. This financing subsidiary was organized for the limited purpose of issuing specified transition bonds in 2003 and 2004. Oncor Electric Delivery Transition Bond Company LLC issued $1.3 billion principal amount of securitization (transition) bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.

Various “ring-fencing” measures have been taken in connection with the Merger to enhance the credit quality of Oncor. Such measures include, among other things: TXU Electric Delivery Company’s name change to Oncor Electric Delivery Company; the formation of a new special purpose holding company for Oncor, Oncor Holdings, as one of the Oncor Ring-Fenced Entities; the conversion of Oncor from a corporation to a limited liability company; maintenance of separate books and records for the Oncor Ring-Fenced Entities; changes to Oncor’s corporate governance provisions; appointment of a majority of independent directors to Oncor’s board of directors; physical separation of Oncor’s headquarters from Luminant and TXU Energy; amendments to contracts between the Oncor Ring-Fenced Entities and the Texas Holdings Group, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of the Texas Holdings Group.

Oncor is managed as an integrated business; consequently, there are no separate reportable business segments.

Sale of Minority Interests

On November 5, 2008, Oncor issued and sold additional equity interests to Texas Transmission. Texas Transmission is an entity indirectly owned by a private investment group led by OMERS Administration Corporation, acting through its infrastructure investment entity, Borealis Infrastructure Management Inc., and the Government of Singapore Investment Corporation, acting through its private equity and infrastructure arm, GIC Special Investments Pte Ltd.

Texas Transmission acquired the equity interests for $1.254 billion in cash. At the closing of the sale, Oncor also offered and sold additional equity interests to Investment LLC, an entity owned by certain members of Oncor’s management team, for a total of $13 million in cash (the same price per unit paid by Texas Transmission). Accordingly, the equity issuances in 2008 resulted in EFH Corp. indirectly owning 80.04% of Oncor, certain members of Oncor management indirectly owning 0.21% of Oncor and Texas Transmission owning 19.75% of Oncor.

The proceeds (net of closing costs) of $1.253 billion received by Oncor from Texas Transmission and the members of Oncor management upon completion of these transactions were distributed to Oncor Holdings and ultimately to EFH Corp.

In addition to the sale of equity interests to management, Oncor also implemented a stock appreciation rights plan (SARs Plan) for certain management that purchased equity interests in Oncor indirectly through their investment in Investment LLC. The SARs Plan provides that the exercise of a SAR is subject to the occurrence of certain liquidity events. Upon exercise of a SAR, Oncor will pay to the management holder the difference between the base price of the SAR as of the date of grant and the fair market value of a unit of equity interest in Oncor at the time of exercise. Oncor also has the right to repurchase the SAR if the management holder’s employment with Oncor is terminated. See Note 17.

Basis of Presentation

The consolidated financial statements of Oncor have been prepared in accordance with US GAAP. The accompanying consolidated statements of income, comprehensive income and cash flows present results of operations and cash flows of Oncor for “Successor” and “Predecessor” periods, which relate to periods succeeding and preceding the Merger, respectively. The consolidated financial statements have been prepared on substantially the same basis as the audited financial statements included in Oncor’s Annual Report on Form 10-K for the year ended December 31, 2007. See discussion of the change in presentation of amounts related to income taxes discussed immediately below. The consolidated financial statements of the Successor reflect the application of purchase accounting in accordance with the provisions of SFAS 141. All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Income Taxes

EFH Corp. files a consolidated federal income tax return, and federal income taxes were allocated to subsidiaries, including Oncor, based on their respective taxable income or loss. Oncor became a partnership for US federal income tax purposes effective with the minority interests sale transactions, and prospectively EFH Corp.’s share of partnership income will be included in their consolidated federal income tax return. In connection with the Merger, Oncor, Oncor Holdings and EFH Corp. entered into a tax sharing agreement (amended in November 2008 to include Texas Transmission and Investment LLC) that is retroactive to January 1, 2007. The tax sharing agreement provides for the allocation of tax liability to each of Oncor Holdings and Oncor substantially as if these entities were stand-alone corporations and requires tax payments to EFH Corp. and minority interest holders determined on that basis (without duplication for any income taxes paid by a subsidiary of Oncor Holdings). Accordingly, while partnerships are not subject to income taxes, in consideration of the tax sharing agreement and the presentation of Oncor’s financial statements as an entity subject to cost-based regulatory rate-setting processes, with such costs historically including income taxes, the financial statements present amounts determined under the tax sharing agreement as “provision in lieu of income taxes” and “liability in lieu of deferred income taxes” for periods subsequent to the minority interests sale.

Such amounts are determined in accordance with the provisions of SFAS 109 and FIN 48 and thus differences between the book and tax bases of assets and liabilities are accounted for as if Oncor was a stand-alone corporation. Certain provisions of SFAS 109 provide that regulated enterprises are permitted to recognize deferred taxes as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates. Investment tax credits are amortized to income over the estimated lives of the related properties.

Prior to 2007, Oncor generally accounted for uncertainty related to positions taken on tax returns based on the probable liability approach consistent with SFAS 5. Effective January 1, 2007, Oncor adopted FIN 48 as discussed in Note 6.

Use of Estimates

Preparation of Oncor’s financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including fair value measurements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

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

Derivative Instruments and Mark-to-Market Accounting

Oncor has from time-to-time entered into derivative instruments, referred to as interest rate swaps, to hedge interest rate risk. If the instrument meets the definition of a derivative under SFAS 133, the fair value of each derivative is required to be recognized on the balance sheet as a derivative asset or liability and changes in the fair value recognized in net income, unless criteria for certain exceptions are met. This recognition is referred to as “mark-to-market” accounting. Under the exception criteria of SFAS 133, Oncor may elect to designate derivatives as a cash flow or fair value hedges.

Because derivative instruments are frequently used as economic hedges, SFAS 133 allows the designation of such instruments as cash flow or fair value hedges provided certain conditions are met. A cash flow hedge mitigates the risk associated with the variability of the future cash flows related to an asset or liability (e.g., debt with variable interest rate payments), while a fair value hedge mitigates risk associated with fixed future cash flows (e.g., debt with fixed interest rate payments). In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset to other comprehensive income to the extent the hedges are effective. Amounts remain in accumulated other comprehensive income, unless the underlying transactions become probable of not occurring, and are reclassified into net income as the related transactions (hedged items) settle and affect net income. Fair value hedges are recorded as derivative assets or liabilities with an offset to net income, and the carrying value of the related asset or liability (hedged item) is adjusted for changes in fair value with an offset to net income. If the fair value hedge is settled prior to the maturity of the hedged item, the cumulative fair value gain or loss associated with the hedge is amortized into income over the remaining life of the hedged item. To qualify for hedge accounting, a hedge must be considered highly effective in offsetting changes in fair value of the hedged item. Assessment of the hedge’s effectiveness is tested at least quarterly throughout its term to continue to qualify for hedge accounting. Hedge ineffectiveness, even if the hedge continues to be assessed as effective, is immediately recognized in net income. Ineffectiveness is generally measured as the cumulative excess, if any, of the change in value of the hedging instrument over the change in value of the hedged item.

Revenue Recognition

Oncor records revenue from delivery services under the accrual method of accounting. Revenues are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimate for revenues earned from the meter reading date to the end of the period with an adjustment for the impact of weather and other factors on unmetered deliveries (unbilled revenue).

Impairment of Goodwill and Other Intangible Assets

Oncor evaluates goodwill for impairment at least annually (as of October 1) in accordance with SFAS 142. The impairment tests performed are based on determinations of enterprise value using discounted cash flow analyses, comparable company equity values and any relevant transactions indicative of enterprise values. See Note 19 for details of goodwill and other intangible assets and Note 3 for discussion of a goodwill impairment charge recorded in 2008.

System of Accounts

The accounting records of Oncor have been maintained in accordance with the FERC Uniform System of Accounts as adopted by the PUCT.

Defined Benefit Pension Plans and Other Postretirement Employee Benefit (OPEB) Plans

Oncor participates in an EFH Corp. pension plan that offers benefits based on either a traditional defined benefit formula or a cash balance formula and an OPEB plan that offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from Oncor. Costs of pension and OPEB plans are determined in accordance with SFAS 87 and SFAS 106 and are dependent upon numerous factors, assumptions and estimates. Effective December 31, 2006, Oncor adopted SFAS 158. See Note 16 for additional information regarding pension and OPEB plans.

Stock-Based Incentive Compensation

Prior to the Merger, EFH Corp. provided discretionary awards payable in its common stock to qualified managerial employees of Oncor under EFH Corp.’s shareholder-approved long-term incentive plans. Oncor recognized expense for these awards based on the provisions of SFAS 123R, which provides for the recognition of stock-based compensation expense over the vesting period based on the grant-date fair value of those awards. In November 2008, Oncor implemented a SARs Plan for certain management that purchased equity interests in Oncor indirectly by investing in Investment LLC. SARs have been awarded under the plan and are being accounted for based upon the provisions of SFAS 123R. See Note 17 for information regarding stock-based compensation.

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

Franchise Taxes

Franchise taxes are assessed to Oncor by local governmental bodies, based on kWh delivered and are the principal component of “taxes other than amounts related to income taxes” as reported in the income statement. Franchise taxes are not a “pass through” item. Rates charged to customers by Oncor are intended to recover the taxes, but Oncor is not acting as an agent to collect the taxes from customers.

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. See Note 14 for details regarding restricted cash.

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

Allowance For Funds Used During Construction (AFUDC)

AFUDC is a regulatory cost accounting procedure whereby both interest charges on borrowed funds and a return on equity capital used to finance construction are included in the recorded cost of utility plant and equipment being constructed. AFUDC is capitalized on all projects involving construction periods lasting greater than thirty days. The equity portion of capitalized AFUDC is accounted for as other income. See Note 19 for detail of amounts charged to interest expense; there was no equity AFUDC in the years presented.

Regulatory Assets and Liabilities

The financial statements of Oncor reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS 71. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Note 8 for details of regulatory assets and liabilities.

Changes in Accounting Standards

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and will require noncontrolling interests (now called minority interests) in subsidiaries initially to be measured at fair value and classified as a separate component of equity. Provisions are to be applied prospectively. Early adoption is prohibited. The application of the provisions of SFAS 160 is not expected to materially affect Oncor.

In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS 132(R) to provide enhanced disclosures regarding how investment allocation decisions are made and certain aspects of fair value measurements on plan assets. The disclosures required by this FSP are intended to provide transparency related to the types of assets and associated risks in an employer’s defined benefit pension or other postretirement employee benefits plan and events in the economy and markets that could have a significant effect on the value of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. As the FSP provides only disclosure requirements, the adoption of this FSP will not have any effect on Oncor’s reported results of operations, financial condition or cash flows. Oncor is evaluating the impact of this FSP on its financial statement disclosures.

2. FINANCIAL STATEMENT EFFECTS OF THE MERGER

EFH Corp. accounted for the Merger under purchase accounting in accordance with the provisions of SFAS 141, whereby the total purchase price of the transaction was allocated to EFH Corp.’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values as of October 10, 2007. As a result of cost-based regulatory rate-setting processes, the book value of the majority of Oncor’s assets and liabilities effectively represents fair value, and no adjustments to the carrying value of those regulated assets or liabilities were recorded. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The purchase price was allocated to TCEH and Oncor. The purchase price amount assigned to Oncor was based on the relative enterprise value of the business on the closing date of the Merger and resulted in an excess of purchase price over fair value of assets and liabilities of $4.9 billion, which was recorded as goodwill. See Note 19 for disclosures related to goodwill and Note 3 regarding an impairment charge recorded in the fourth quarter of 2008.

The following table summarizes the final purchase price allocation to the estimated fair values of the assets acquired and liabilities assumed (billions of dollars):

Purchase price assigned to Oncor		$7.6

Property, plant and equipment	7.9
Regulatory assets – net	1.3
Other assets	1.3

Total assets acquired	10.5

Short-term borrowings and long-term debt	5.1
Deferred income tax liabilities	1.3
Other liabilities	1.4

Total liabilities assumed	7.8
Net identifiable assets acquired		2.7

Goodwill.		$4.9

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

The final purchase price allocation includes $16 million in liabilities recorded in connection with the notice of termination of outsourcing arrangements with Capgemini under the change of control provisions of such arrangements (also see Note 15). This amount represents estimated incremental costs to exit and transition the services under the arrangements and is expected to be settled no later than June 30, 2011, the targeted date of completion of transition of outsourced activities back to Oncor or to service providers.

3. GOODWILL IMPAIRMENT

In the fourth quarter of 2008, Oncor recorded a goodwill impairment charge totaling $860 million, which is not deductible for income tax-related purposes. This amount represents management’s best estimate of impairment pending finalization of the fair value calculations, which is expected in the first quarter of 2009.

Although the annual goodwill impairment test date set by management is October 1, management determined that in consideration of the continuing deterioration of securities values during the fourth quarter of 2008, an impairment testing trigger occurred subsequent to that test date; consequently, the impairment charge is based on estimated fair values at December 31, 2008.

The impairment determination involves significant assumptions and judgments in estimating enterprise values and the fair values of assets and liabilities. The impairment primarily arises from the dislocation in the capital markets that has increased interest rate spreads and the resulting discount rates used in estimating fair values and the effect of recent declines in market values of debt and equity securities of comparable companies.

4. STIPULATION APPROVED BY THE PUCT

Oncor and Texas Holdings agreed to the terms of a stipulation, which was conditional upon completion of the Merger, with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger. In February 2008, the PUCT entered an order approving the stipulation. The PUCT issued a final order on rehearing in April 2008 that has been appealed to District Court.

In addition to commitments Oncor made in its filings in the PUCT review, the stipulation included the following provisions, among others:

•

Oncor provided a one-time $72 million refund to its REP customers in the September 2008 billing cycle. The refund was in the form of a credit on distribution fee billings. The liability for the refund was recorded as part of purchase accounting.

•	Consistent with the 2006 cities rate settlement (see Note 5), Oncor filed a system-wide rate case in June 2008 based on a test-year ended December 31, 2007.

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

•

Oncor committed to an additional $100 million in spending over the five-year period ending December 31, 2012 on demand-side management or other energy efficiency initiatives. These additional expenditures will not be recoverable in rates, and this amount was recorded as a regulatory liability as part of purchase accounting and consistent with SFAS 71.

•	If Oncor’s credit rating is below investment grade with two or more rating agencies, TCEH will post a letter of credit in an amount of $170 million to secure TXU Energy’s payment obligations to Oncor.

•	Oncor agreed not to request recovery of the $4.9 billion of goodwill resulting from purchase accounting or any future impairment of the goodwill in its rates.

5. CITIES RATE SETTLEMENT IN 2006

In January 2006, Oncor agreed with a steering committee representing 108 cities in Texas (Cities) to defer the filing of a system-wide rate case with the PUCT to no later than July 1, 2008 (based on a test year ending December 31, 2007). Oncor filed the rate case with the PUCT in June 2008. Oncor extended the benefits of the agreement to 292 nonlitigant cities. The agreements provided that Oncor would make payments to participating cities totaling approximately $70 million, including incremental franchise taxes.

This amount was recognized in earnings over the period from May 2006 through June 2008. Amounts recognized totaled $23 million in 2008, $8 million for the period October 11, 2007 through December 31, 2007, $25 million for the period January 1, 2007 through October 10, 2007 and $18 million in 2006, of which $13 million, $6 million, $20 million and $13 million, respectively, is reported in other deductions (see Note 19), and the remainder as taxes other than amounts related to income taxes.

6. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES (FIN 48)

See discussion in Note 1 under “Income Taxes”.

Effective January 1, 2007, Oncor adopted FIN 48. FIN 48 requires that each tax position be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable. Oncor applied FSP FIN 48-1 to determine if each tax position was effectively settled for the purpose of recognizing previously uncertain tax positions. Oncor completed its review and assessment of uncertain tax positions and in the 2007 Predecessor period recorded a net charge to retained earnings and an increase to noncurrent liabilities of $9 million in accordance with the new accounting rule.

EFH Corp. and its subsidiaries file income tax returns in US federal, state and foreign jurisdictions and are subject to examinations by the IRS and other taxing authorities. Examinations of income tax returns filed by EFH Corp. and any of its subsidiaries for the years ending prior to January 1, 2003 are complete. In the fourth quarter 2008, EFH Corp. was notified of the commencement of the IRS audit of tax years 2003 to 2006. The audit is expected to require two years to complete. Texas franchise tax return periods under examination or still open for examination range from 2003 to 2007.

Oncor classifies interest and penalties expense related to uncertain tax positions as provision for/in lieu of income taxes. The amount of interest and penalties expense totaled $6 million in 2008, $2 million for the period October 11, 2007 through December 31, 2007 and $3 million for the period January 1, 2007 through October 10, 2007. Noncurrent liabilities included a total of $22 million and $12 million in accrued interest at December 31, 2008 and 2007, respectively. These interest amounts are after-tax.

The following table summarizes the changes to the uncertain tax positions, reported in other noncurrent liabilities in the consolidated balance sheet, during the years ended December 31, 2008 and 2007:

	2008	2007
Balance at January 1, excluding interest and penalties	$111	$80
Additions based on tax positions related to prior years	41	38
Reductions based on tax positions related to prior years	(30)	(15)
Additions based on tax positions related to the current year	—	8

Balance at December 31, excluding interest and penalties	$122	$111

Of the balance at December 31, 2008, $100 million represents tax positions for which the uncertainty relates to the timing of recognition for tax purposes. The disallowance of such positions would not affect the effective tax rate, but would accelerate the payment of cash under the tax sharing agreement to an earlier period.

With respect to tax positions for which the ultimate deductibility is uncertain (permanent items), should EFH Corp. sustain such positions on income tax returns previously filed, Oncor’s liabilities recorded would be reduced by $22 million, resulting in increased net income and a favorable impact on the effective tax rate.

Oncor does not expect that the total amount of liabilities recorded related to uncertain tax positions will significantly increase or decrease within the next 12 months.

7. AMOUNTS RELATED TO INCOME TAXES

See discussion in Note 1 under “Income Taxes”.

The components of Oncor’s reported provision for/in lieu of income taxes are as follows:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Reported in operating expenses
Current:
US federal	$38	$(46)	$116	$127
State	17	—	12	6
Deferred:
US federal	145	74	26	28
State	—	(2)	—	—
Amortization of investment tax credits	(5)	(1)	(4)	(5)

Total	195	25	150	156

Reported in other income and deductions:
Current:
US federal	8	7	8	18
State	1	—	1	(3)
Deferred federal	17	(1)	—	(1)

Total	26	6	9	14

Total provision for/in lieu of income taxes	$221	$31	$159	$170

Reconciliation of provision for/in lieu of income taxes computed at the US federal statutory rate to provision for/in lieu of income taxes:
	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Income (loss) before provision for/in lieu of income taxes	$(266)	$95	$422	$514

Provision for/in lieu of income taxes at the US federal statutory rate of 35%	$(93)	$33	$148	$180
Goodwill impairment	301	—	—	—
Amortization of investment tax credits – net of deferred tax effect	(5)	(1)	(4)	(5)
Amortization (under regulatory accounting) of statutory tax rate changes	(3)	(1)	(3)	(7)
State income taxes, net of federal tax benefit	11	(1)	8	4
Medicare subsidy	(5)	(2)	(5)	(6)
Non-deductible losses (gains) on benefit plan investments	4	—	(2)	(2)
Other, including audit settlements	11	3	17	6

Reported provision for/in lieu of income taxes	$221	$31	$159	$170

Effective rate	—	32.6%	37.7%	33.1%

The components of Oncor’s net deferred income tax liability at December 31, 2007 are as follows:

	Successor
	December 31, 2007
	Total	Current	Noncurrent
Deferred income tax assets
Employee benefit liabilities	$328	$7	$321
Alternative minimum tax credit carryforwards	65	35	30
Regulatory liabilities	111	—	111
Other	7	3	4

Total	511	45	466

Deferred income tax liabilities
Property, plant and equipment	1,138	—	1,138
Regulatory assets	680	—	680
Other	2	—	2

Total	1,820	—	1,820

Net deferred income tax liability (asset)	$1,309	$(45)	$1,354

The net amount of $1.434 billion reported in the balance sheet at December 31, 2008 as liability in lieu of deferred income taxes represents amounts previously recorded as net deferred tax liabilities of Oncor. Upon the sale of minority interests in Oncor (see Note 1), Oncor became a partnership for US federal income tax purposes, and the temporary differences which gave rise to the deferred taxes will, over time, become taxable to the equity holders. Under a tax sharing agreement among Oncor and its equity holders, Oncor reimburses the equity holders for income taxes as the partnership earnings become taxable to the equity holders. Accordingly, as the temporary differences become taxable, the equity holders will be reimbursed by Oncor. In the unlikely event such amounts are not reimbursed under the tax sharing agreement, it is probable that they would be reimbursed to rate payers.

At December 31, 2008, Oncor had $54 million of alternative minimum tax (AMT) credit carryforwards available to offset future tax sharing payments. The AMT credit carryforwards have no expiration date.

See Note 6 for discussion regarding accounting for uncertain tax positions (FIN 48).

8. REGULATORY ASSETS AND LIABILITIES

	Successor
	December 31,
	2008	2007
Regulatory assets
Generation-related regulatory assets securitized by transition bonds	$865	$967
Employee retirement costs	659	265
Self-insurance reserve (primarily storm recovery costs)	214	149
Nuclear decommissioning cost under-recovery	127	—
Securities reacquisition costs	97	105
Recoverable deferred income taxes — net	77	84
Employee severance costs	20	20
Other	12	3

Total regulatory assets	2,071	1,593

Regulatory liabilities
Committed spending for demand-side management initiatives	96	100
Investment tax credit and protected excess deferred taxes	49	55
Over-collection of securitization (transition) bond revenues	28	34
Credit due REPs under PUCT stipulation	—	72
Nuclear decommissioning cost over-recovery	—	13
Other regulatory liabilities	6	14

Total regulatory liabilities	179	288

Net regulatory assets	$1,892	$1,305

Regulatory assets that have been reviewed and approved by the PUCT and are not earning a return totaled $1.021 billion and $997 million at December 31, 2008 and 2007, respectively, including the generation-related regulatory assets securitized by transition bonds that have a remaining recovery period of approximately eight years. See Note 4 for discussion of effects on regulatory assets and liabilities of the stipulation approved by the PUCT.

As of December 31, 2008, regulatory assets totaling $913 million have not been reviewed by the PUCT but are deemed by management to be probable of recovery.

See Note 18 for additional information regarding nuclear decommissioning cost recovery.

9. TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

Trade Accounts Receivable

	Successor
	December 31,
	2008	2007
Gross trade accounts receivable	$359	$361
Trade accounts receivable from TCEH	(135)	(147)
Allowance for uncollectible accounts	(7)	(6)

Trade accounts receivable from nonaffiliates — net	$217	$208

Gross trade accounts receivable at December 31, 2008 and 2007 included unbilled revenues of $140 million and $137 million, respectively.

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

The discount from face amount on the purchase of receivables principally funded program fees paid by TXU Receivables Company to the funding entities. The discount also funded a servicing fee paid by TXU Receivables Company to EFH Corporate Services Company, a direct subsidiary of EFH Corp., but the amounts were immaterial. The program fees, referred to as losses on sale of the receivables under SFAS 140, consisted primarily of interest costs on the underlying financing. These fees represented essentially all of the net incremental costs of the program to Oncor and were reported in operation and maintenance expenses. Fee amounts were as follows:

	Predecessor
	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Program fees	$6	$6
Program fees as a percentage of average funding (annualized)	6.4%	5.8%

Funding under the program decreased $86 million to zero in 2007 with Oncor’s exit from the program and decreased $3 million to $86 million in 2006. Funding increases or decreases under the program were reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable balance approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to Oncor in 2007 and 2006 were as follows:

	Successor (a)	Predecessor
	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Cash collections on accounts receivable	$—	$1,082	$1,229
Face amount of new receivables purchased	—	(1,156)	(1,231)
Discount from face amount of purchased receivables	—	5	6
Program fees paid	—	(6)	(6)
Increase in subordinated notes payable	—	48	5
Repurchase of receivables previously sold	113	—	—

Operating cash flows used by (provided to) Oncor under the program	$113	$(27)	$3

(a)	Represents final activities related to Oncor’s exit from the sale of receivables program.

10. BORROWINGS UNDER CREDIT FACILITIES

At December 31, 2008, Oncor had a $2.0 billion credit facility, expiring October 10, 2013, to be used for working capital and general corporate purposes, including issuances of commercial paper and letters of credit. Oncor may request increases in the commitments under the facility in any amount up to $500 million, subject to the satisfaction of certain conditions. This facility is a revolving credit facility, which means that amounts borrowed under the facility, once repaid, can be borrowed again by Oncor from time to time. Borrowings are classified as short-term on the balance sheet. In May 2008, Oncor secured this credit facility with a first priority lien on certain of its transmission and distribution assets. Oncor also secured all of its existing long-term debt securities (excluding the transition bonds) with the same lien in accordance with the terms of those securities. The lien contains customary provisions allowing Oncor to use the assets in its business, as well as to replace and/or release collateral as long as the market value of the aggregate collateral is at least 115% of the aggregate secured debt. The lien may be terminated at Oncor’s option upon the termination of Oncor’s current credit facility.

At December 31, 2008, Oncor had outstanding borrowings under its credit facility totaling $337 million ($350 million requested draws less $13 million of draws not funded; see immediately below) with an interest rate of 1.98% at the end of the period. At December 31, 2007, Oncor had outstanding borrowings under its credit facility totaling $1.280 billion with an interest rate of 5.70% at the end of the period. The decrease in borrowings was driven by use of the majority of the proceeds from the issuance in September 2008 of $1.5 billion of senior secured notes (as described in Note 11) to repay short-term borrowings, partially offset by funding of ongoing capital investments including the acquisition of broadband over powerline based “Smart Grid” network assets. Availability under the credit facility as of December 31, 2008 was $1.508 billion, which excludes $142 million of undrawn commitments from a subsidiary of Lehman Brothers Holding Inc. (Lehman) that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code and $13 million of requested draws that have not been funded by the Lehman subsidiary.

Under the terms of Oncor’s revolving credit facility, the commitments of the lenders to make loans to Oncor are several and not joint. Accordingly, if any lender fails to make loans to Oncor, Oncor’s available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

Borrowings under this credit facility bear interest at per annum rates equal to, at Oncor’s option, (i) adjusted LIBOR plus a spread of 0.275% to 0.800% (depending on the rating assigned to Oncor’s senior secured debt) or (ii) a base rate (the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds effective rate plus 0.50%). Under option (i) and based on Oncor’s current ratings, its LIBOR-based borrowings, which apply to all outstanding borrowings at December 31, 2008, bear interest at LIBOR plus 0.425%.

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

11. LONG-TERM DEBT

At December 31, 2008 and 2007, the long-term debt of Oncor consisted of the following:

	Successor
	December 31,
	2008	2007
Oncor (a)
6.375% Fixed Senior Notes due May 1, 2012	$700	$700
5.950% Fixed Senior Notes due September 1, 2013	650	—
6.375% Fixed Senior Notes due January 15, 2015	500	500
6.800% Fixed Senior Notes due September 1, 2018	550	—
7.000% Fixed Debentures due September 1, 2022	800	800
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	—
Unamortized discount	(16)	(15)

Total Oncor	4,334	2,835

Oncor Electric Delivery Transition Bond Company LLC (b)
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	54	93
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	39	99
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total Oncor Electric Delivery Transition Bond Company LLC	879	978

Unamortized fair value discount related to transition bonds (c)	(9)	(12)

Total consolidated	5,204	3,801
Less amount due currently	(103)	(99)

Total long-term debt	$5,101	$3,702

(a)	Secured with first priority lien as discussed in Note 10.
(b)	The transition bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.
(c)	The transition bonds, which secured regulatory assets not earning a return, were fair valued as of October 10, 2007 as a result of purchase accounting.

Debt Issuances in 2008

In September 2008, Oncor issued and sold senior secured notes with an aggregate principal amount of $1.5 billion consisting of $650 million aggregate principal amount of 5.95% senior secured notes maturing in September 2013, $550 million aggregate principal amount of 6.80% senior secured notes maturing in September 2018 and $300 million aggregate principal amount of 7.50% senior secured notes maturing in September 2038. Oncor used the net proceeds of approximately $1.487 billion from the sale of the notes to repay most of its borrowings under its credit facility as well as for general corporate purposes. The notes are initially secured by the first priority lien described in Note 10. The notes are secured equally and ratably with all of Oncor’s other secured indebtedness. If the lien is terminated, the notes will cease to be secured obligations of Oncor and will become senior unsecured general obligations of Oncor.

Interest on these notes is payable in cash semiannually in arrears on March 1 and September 1 of each year, and the first interest payment is due on March 1, 2009. Oncor may redeem the notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. The notes also contain customary events of default, including failure to pay principal or interest on the notes when due.

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

Debt Repayments in 2008

Repayments of long-term debt in 2008 totaled $99 million and represent transition bond principal payments at scheduled maturity dates.

Debt-Related Activity in 2007

In March 2007, Oncor issued floating rate senior notes with an aggregate principal amount of $800 million with a floating rate based on LIBOR plus 37.5 basis points. The notes were to mature in September 2008, but in accordance with their terms, were redeemed upon closing of the Merger.

Other repayments of debt in 2007 totaling $296 million represented payments at scheduled maturity dates and included $200 million of maturing fixed-rate debentures and $96 million of scheduled transition bond principal payments.

Interest Rate Hedges

In September 2008, Oncor entered into interest rate swap transactions hedging the variability of treasury bond rates used to determine the interest rates on an anticipated issuance of an aggregate of $1.0 billion of senior secured notes maturing from 2013 to 2018. The hedges were terminated the same day, and $2 million in after-tax losses were recorded as other comprehensive income. After-tax net losses of $0.4 million will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

Maturities

Long-term debt and transition bonds maturities are as follows:

Year
2009	$103
2010	108
2011	113
2012	819
2013	775
Thereafter	3,311
Unamortized fair value discount	(9)
Unamortized discount	(16)

Total	$5,204

12. COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2008, future minimum lease payments under operating leases (with initial or remaining noncancelable lease terms in excess of one year) were as follows:

Year
2009	$8
2010	7
2011	7
2012	6
2013	3
Thereafter	11

Total future minimum lease payments	$42

Rent charged to operation and maintenance expense totaled $10 million for the year ended December 31, 2008, $3 million for the period October 11, 2007 through December 31, 2007, $7 million for the period January 1, 2007 through October 10, 2007 and $13 million for the year ended December 31, 2006.

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

Efficiency Spending

Oncor expects to invest $300 million, which includes $100 million in excess of regulatory requirements, over the five years ending in 2012 on programs designed to improve customer electricity demand efficiencies.

Labor Contracts

Certain Oncor employees are represented by a labor union and covered by a collective bargaining agreement that expired in January 2008. A new three-year labor contract was ratified in February 2008. In April 2008, a group of approximately 50 employees elected to be represented by a labor union. The new labor contract and the representation of this group of additional employees will not have a material effect on Oncor’s financial position, results of operations or cash flows.

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

Oncor is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At December 31, 2008, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $13 million. These leased assets consist primarily of vehicles used in distribution activities. The average life of the residual value guarantees under the lease portfolio is approximately one year.

13. MEMBERSHIP INTERESTS

Successor

In connection with the Merger, Oncor was converted from a Texas corporation to a Delaware limited liability company under the laws of the States of Texas and Delaware and accordingly, its 49 million shares of common stock were converted into a single membership interest. Upon the execution and delivery of the Limited Liability Company Agreement, the single membership interest was converted into 508,264,860 units of membership interests in Oncor.

On November 5, 2008, Oncor issued and sold additional equity interests, resulting in an unaffiliated investor group acquiring a 19.75% minority stake and certain members of Oncor’s management team acquiring a 0.21% minority stake indirectly through their investment in Investment LLC. The net proceeds of $1.253 billion were distributed to Oncor Holdings and ultimately to EFH Corp. See Note 1.

During 2008, Oncor’s board of directors declared and Oncor paid the following cash distributions to Oncor Holdings:

Declaration Date	Payment Date	Amount Paid
November 13, 2008	November 14, 2008	$117
August 20, 2008	August 21, 2008	$78
May 14, 2008	May 15, 2008	$78
February 20, 2008	March 31, 2008	$57

For the period beginning October 11, 2007 and ending December 31, 2012, the distributions paid by Oncor are limited by the Limited Liability Company Agreement to an amount not to exceed Oncor’s net income determined in accordance with GAAP, subject to certain defined adjustments. Such adjustments include deducting the $72 million ($46 million after tax) one-time refund to customers in September 2008 and removing the effect of the $860 million goodwill impairment charge from fourth quarter 2008 net income available for distribution. Distributions are further limited by Oncor’s required regulatory capital structure, as determined by the PUCT, to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. No material amount of Oncor’s net income is currently restricted from being used to make distributions on its membership interests except for the one-time refund. The net proceeds of $1.253 billion received from the sale of the equity interests to Texas Transmission and certain members of Oncor’s management were excluded from these distribution limitations.

In February 2009, the board of directors declared a cash distribution of between $24 million and $26 million to be paid on March 3, 2009. The actual amount of the distribution will be determined in accordance with the net income restrictions on such distributions.

As a result of the Merger, all outstanding unvested stock-based incentive compensation awards previously granted by EFH Corp. to Oncor employees vested and such employees became entitled to receive the $69.25 per share Merger consideration. The settlement of these awards totaled $24 million and was accounted for as an equity contribution from EFH Corp., as was the settlement of $4 million of cash incentive compensation awards. See Note 17 for further discussion of stock-based compensation, including a SARs Plan implemented in November 2008.

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

Under SFAS 123R, expense related to EFH Corp.’s stock-based incentive compensation awards granted to Oncor’s employees was accounted for as a noncash capital contribution from EFH Corp. Accordingly, Oncor recorded a credit to its common stock account of $3 million in the period January 1, 2007 through October 10, 2007 and $5 million for the year ended December 31, 2006.

Oncor recorded a credit to common stock of $15 million in the period January 1, 2007 through October 10, 2007 and $14 million in the year 2006 arising from the excess tax benefit generated by the distribution date value of the stock-based incentive awards exceeding the reported compensation expense. The $15 million credit (benefit) in 2007 was realized in the Successor period in conjunction with a tax payment to EFH Corp.

Effective January 1, 2005, Oncor and TCEH entered into an agreement whereby Oncor assumed responsibility for pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility that, in addition to its own employees consists largely of active and retired personnel engaged in TCEH’s activities, related to service of those additional personnel prior to the deregulation and disaggregation of EFH Corp.’s business. (See Note 16 for additional information related to this agreement.) In connection with this agreement, Oncor recorded a $15 million credit to its common stock account in 2006 for the noncash contribution of pension-related assets and a $146 million charge to common stock in 2005 for the noncash assumption of the pension obligation.

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

14. INVESTMENTS

The investments balance consists of the following:

	Successor
	December 31,
	2008	2007
Assets related to employee benefit plans, including employee savings programs, net of distributions	$65	$77
Investment in unconsolidated affiliates	5	10
Land	2	2

Total investments	$72	$89

Assets Related to Employee Benefit Plans

The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans. EFH Corp. pays the premiums and is the beneficiary of these life insurance policies. As of December 31, 2008 and 2007, the face amount of these policies totaled $151 million and $168 million, and the net cash surrender values totaled $53 million and $68 million, respectively. Changes in cash surrender value are netted against premiums paid. Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

Restricted Cash

	Successor
	At December 31, 2008		At December 31, 2007
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Customer collections related to securitization (transition) bonds used only to service debt and pay expenses	$51	$—	$56	$—
Reserve for fees associated with transition bonds	—	10	—	10
Reserve for shortfalls of transition bond charges	—	6	—	7

Total restricted cash	$51	$16	$56	$17

15. NOTICE OF TERMINATION OF OUTSOURCING ARRANGEMENTS

In connection with the closing of the Merger, EFH Corp., Oncor and TCEH commenced a review, under the change of control provision, of certain outsourcing arrangements with Capgemini Energy LP (Capgemini), Capgemini America, Inc. and Capgemini North America, Inc. (collectively, CgE). During the fourth quarter of 2008, Oncor executed a Separation Agreement with CgE. Simultaneous with the execution of that Separation Agreement, EFH Corp. and TCEH entered into a substantially similar Separation Agreement with CgE. The Separation Agreements principally provide for (i) notice of termination of each of the Master Framework Agreements, dated as of May 17, 2004, each as amended, between Capgemini and each of Oncor and TCEH and the related service agreements under each of the Master Framework Agreements and (ii) termination of the joint venture arrangements between EFH Corp. (and its applicable subsidiaries) and CgE. Under the Master Framework Agreements and related services agreements, Capgemini provides to Oncor and EFH Corp. and its other subsidiaries outsourced support services, including information technology, customer care and billing, human resources, procurement and certain finance and accounting activities.

The Separation Agreement acts as a notice of termination under the Master Framework Agreement and the related services agreements. As a result of the “change of control” of EFH Corp. that occurred as a result of the Merger, Oncor had the contractual right to terminate, without penalty, its Master Framework Agreement. Oncor has elected to exercise such right. Consistent with the Master Framework Agreement, to provide for an orderly transition of the services, the Separation Agreement requires that Capgemini provide termination assistance services until the services are transitioned back to Oncor and/or to another service provider. The Separation Agreement provides that the services be transitioned by December 31, 2010 (June 30, 2011, in the case of the information technology services). The Master Framework Agreement will actually terminate when these termination assistance services are completed. Oncor previously provided a termination notice to Capgemini in respect of human resources services.

The Separation Agreements provide for the termination of the joint venture arrangement between EFH Corp. (and its applicable subsidiaries) and CgE. As a result, during the fourth quarter of 2008:

•

EFH Corp. received approximately $70 million in cash in exchange for the termination of a purchase option agreement pursuant to which subsidiaries of EFH Corp. had the right to “put” to Capgemini (and Capgemini had the right to “call” from a subsidiary of EFH Corp.) EFH Corp.’s 2.9% limited partnership interest in Capgemini and licensed assets, principally software, upon the expiration of the Master Framework Agreements in 2014 or, in some circumstances, earlier. Oncor received $20 million of such proceeds, reflecting its share of the put option value.

•

The parties entered into a mutual release of all claims under the Master Framework Agreement and related services agreements, subject to certain defined exceptions, and Oncor received $4 million in cash in settlement of such claims.

The carrying value of Oncor’s share of the put option value was $48 million prior to the application of purchase accounting (recorded as a noncurrent asset). The effects of the termination of the outsourcing arrangements, including Oncor’s accrual of $16 million for incremental costs to exit and transition the services, were included in the final purchase price allocation (see Note 2).

16. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

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

Pension and OPEB Costs Recognized as Expense

The following details net pension and OPEB costs recognized as expense:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 to December 31, 2007	Period from January 1, 2007 to October 10, 2007	Year Ended December 31, 2006
Pension costs under SFAS 87	$15	$3	$21	$41
OPEB costs under SFAS 106	44	9	50	61

Total benefit costs	59	12	71	102
Less amounts deferred principally as a regulatory asset or property	(42)	(8)	(43)	(84)

Net amounts recognized as expense	$17	$4	$28	$18

Consistent with SFAS 87, EFH Corp. uses the calculated value method to determine the market-related value of the assets held in its trust. EFH Corp. includes the realized and unrealized gains or losses in the market-related value of assets over a rolling four-year period. Each year, 25% of such gains and losses for the current year and for each of the preceding three years is included in the market-related value. Each year, the market-related value of assets is increased for contributions to the plan, and investment income and is decreased for benefit payments and expenses for that year.

The pension and OPEB amounts provided represent allocations to Oncor of amounts related to EFH Corp.’s plans.

Regulatory Recovery of Pension and OPEB Costs

In June 2005, an amendment to PURA relating to EFH Corp.’s pension and OPEB costs was enacted by the Texas Legislature. This amendment, which was retroactively effective January 1, 2005, provides for the recovery by Oncor of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility. In addition to Oncor’s active and retired employees, these former employees largely include active and retired personnel engaged in TCEH’s activities, related to service of those additional personnel prior to the deregulation and disaggregation of EFH Corp.’s businesses effective January 1, 2002. Accordingly, Oncor and TCEH entered into an agreement whereby Oncor assumed responsibility for applicable pension and OPEB costs related to those personnel.

The amendment additionally authorizes Oncor to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, in the second quarter of 2005 Oncor began deferring (principally as a regulatory asset or property) additional pension and OPEB costs as permitted by the amendment. Amounts deferred are ultimately subject to regulatory approval. Amounts recorded as a regulatory asset totaled $15 million and $20 million in 2008 and 2007, respectively.

Assumed Discount Rate

The discount rates reflected in net pension and OPEB costs are 6.55% for the year ended December 31, 2008, 6.45% for the period October 11, 2007 through December 31, 2007, 5.90% for the period January 1, 2007 through October 10, 2007, and 5.75% for the year ended December 31, 2006. The expected rate of return on plan assets reflected in the 2008 cost amounts is 8.25% for the pension plan and 7.90% for OPEBs.

Pension and OPEB Plan Cash Contributions

Contributions to the benefit plans were as follows:

	December 31,
	2008	2007	2006
Pension plan contributions	$46	$3	$2
OPEB plan contributions	31	33	26

Total contributions	$77	$36	$28

Estimated funding in 2009 of the pension plan and OPEB plan totals $61 million and $18 million, respectively.

Thrift Plan

Employees of Oncor may participate in a qualified savings plan, the EFH Thrift Plan (Thrift Plan). The Thrift Plan is a participant-directed defined contribution plan intended to qualify under Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan included an employee stock ownership component until October 10, 2007. Under the terms of the Thrift Plan, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax applicable payroll deductions, the lesser of 75% of their regular salary or wages or the maximum amount permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the Cash Balance Formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the Traditional Retirement Plan Formula of the Retirement Plan. Prior to January 1, 2006, employer matching contributions were invested in EFH Corp. common stock. Effective January 1, 2006 through October 10, 2007, employees could reallocate or transfer all or part of their accumulated or future employer matching contributions to any of the Thrift Plan’s other investment options. As of October 10, 2007, employer matching contributions are made in cash and may be allocated by participants to any of the Thrift Plan’s investment options.

17. STOCK-BASED COMPENSATION

Successor

In 2008, Oncor established the Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan (the SARs Plan) under which certain employees of Oncor may be granted stock appreciation rights (SARs) payable in cash, or in some circumstances, Oncor units. Two types of SARs may be granted under the SARs Plan. Time-based SARs (Time SARs) vest solely based upon continued employment ratably on an annual basis on each of the first five anniversaries of the grant date. Performance-based SARs (Performance SARs) vest based upon both continued employment and the achievement of a predetermined level of Oncor EBITDA over time, generally ratably over five years based upon annual Oncor EBITDA levels, with provisions for vesting if the annual levels are not achieved but cumulative two- or three-year total Oncor EBITDA levels are achieved. Time and Performance SARs may also vest in part or in full upon the occurrence of certain specified liquidity events and are exercisable only upon the occurrence of certain specified liquidity events. Since the exercisability of the Time and Performance SARs is conditioned upon the occurrence of a liquidity event, compensation expense will not be recorded until it is probable that a liquidity event will occur. Generally, awards under the SARs Plan terminate on the tenth anniversary of the grant, unless the participant’s employment is terminated earlier under certain circumstances.

In February 2009, Oncor also established the Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan (the Director SARs Plan) under which certain non-employee members of Oncor’s board of directors and other persons having a relationship with Oncor may be granted SARs payable in cash, or in some circumstances, Oncor units. SARs granted under the Director Plan vest in eight equal quarterly installments over a two-year period and are exercisable only upon the occurrence of certain specified liquidity events. Since the exercisability of the Director SARs is conditioned upon the occurrence of a liquidity event, expense will not be recorded until it is probable a liquidity event will occur.

SARs under the SARs Plan and the Director SARs Plan are generally payable in cash based on the fair market value of the SAR on the date of exercise. During 2008, Oncor granted 13.9 million SARs under the SARs Plan, of which 1.4 million Time SARs were vested at December 31, 2008. Pursuant to an amendment to the SARs Plan terms in February 2009, a total of 1.4 million Performance SARs related to the period ended December 31, 2008 were declared vested in recognition that the established 2008 EBITDA target was substantially achieved. There were no SARs eligible for exercise at December 31, 2008.

Predecessor

Prior to the Merger, Oncor bore the costs of the EFH Corp. shareholder-approved long-term incentive plans for applicable management personnel engaged in Oncor’s business activities. EFH Corp. provided discretionary awards of performance units to qualified management employees that were payable in its common stock. The awards generally vested over a three-year period and the number of shares ultimately earned was based on the performance of EFH Corp.’s stock over the vesting period as compared to peer companies and established thresholds. EFH Corp. established restrictions that limited certain employees’ opportunities to liquidate vested awards.

EFH Corp. determined the fair value of its stock-based compensation awards utilizing a valuation model that took into account three principal factors: expected volatility of the stock price of EFH Corp. and peer group companies, dividend rate of EFH Corp. and peer group companies and the restrictions limiting liquidation of vested stock awards. Based on the fair values determined under this model, Oncor’s reported expense related to the awards totaled $3 million ($2 million after-tax) for the period January 1, 2007 through October 10, 2007 and $4 million ($3 million after-tax) in 2006. The number of awards granted, net of forfeitures, totaled zero and 8 thousand in 2007 and 2006, respectively.

With respect to awards to Oncor’s employees, the fair value of awards that vested in the period January 1, 2007 through October 10, 2007 and the year ended December 31, 2006 totaled $84 million and $57 million, respectively, based on the vesting date share prices.

18. RELATED-PARTY TRANSACTIONS

The following represent significant related-party transactions of Oncor:

•

Oncor records revenue from TCEH, principally for electricity delivery fees, which totaled $1 billion for the year ended December 31, 2008, $209 million for the period October 11, 2007 through December 31, 2007, $823 million for the period January 1, 2007 through October 10, 2007 and $1.1 billion for the year ended December 31, 2006.

•

Oncor records interest income from TCEH with respect to Oncor’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor’s bankruptcy-remote financing subsidiary. The interest income serves to offset Oncor’s interest expense on the transition bonds. This interest income totaled $46 million for the year ended December 31, 2008, $11 million for the period October 11, 2007 through December 31, 2007, $38 million for the period January 1, 2007 through October 10, 2007 and $52 million for the year ended December 31, 2006.

•

Incremental amounts payable by Oncor related to income taxes as a result of delivery fee surcharges to its customers related to transition bonds are reimbursed by TCEH. Oncor’s financial statements reflect a note receivable from TCEH of $289 million ($35 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2008 and $323 million ($34 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2007 related to these income taxes.

•

Short-term advances from parent totaled $24 million at December 31, 2006. The average daily balances of short-term advances from parent totaled $42 million and $44 million for the period January 1, 2007 through October 10, 2007 and the year ended December 31, 2006, and the weighted average interest rate for the respective periods was 5.8% and 5.4%. Interest expense incurred on the advances totaled approximately $2 million for the period January 1, 2007 through October 10, 2007 and $2 million for the year ended December 31, 2006. As a result of actions taken at the time of the Merger to further ring-fence Oncor, advances from EFH Corp. to Oncor ceased and outstanding amounts were repaid.

•

An EFH Corp. subsidiary charges Oncor for financial and certain other administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $24 million for the year ended December 31, 2008, $6 million for the period October 11, 2007 through December 31, 2007, $20 million for the period January 1, 2007 through October 10, 2007 and $36 million for the year ended December 31, 2006.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH’s balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor and remitted to TCEH. These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (also reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in the Oncor and TCEH intercompany receivable/payable, which in turn results in a change in Oncor’s reported net regulatory asset/liability. At December 31, 2008, the excess of the decommissioning liability over the trust fund balance resulted in a regulatory asset of $127 million. At December 31, 2007, the excess of the trust fund balance over the estimated decommissioning liability resulted in a regulatory liability of $13 million.

•

Oncor has a 19.5% limited partnership interest, with a carrying value of $5 million and $10 million at December 31, 2008 and 2007, respectively, in an EFH Corp. subsidiary holding principally software-related assets. Equity losses related to this interest are reported in other deductions and totaled $4 million for the year ended December 31, 2008, $1 million for the period October 11, 2007 through December 31, 2007, $2 million for the period January 1, 2007 through October 10, 2007 and $4 million for the year ended December 31, 2006. These losses primarily represent amortization of software assets held by the subsidiary.

•

Under the terms of a tax sharing agreement among Oncor, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., Oncor is generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests in Oncor, in an aggregate amount that is substantially equal to the amount of taxes that Oncor would have been required to pay if Oncor was a stand-alone corporation. See Note 1 to Financial Statements under “Income Taxes.” Under the terms of this agreement, Oncor had amounts receivable from EFH Corp. related to income taxes due currently in respect of income of Oncor of $21 million and $29 million at December 31, 2008 and 2007, respectively.

•

Oncor held cash collateral of $15 million on both December 31, 2008 and 2007 from TCEH related to interconnection agreements for three generation units being developed by TCEH. The collateral is reported in the balance sheet in other current liabilities.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of December 31, 2008 and 2007, TCEH had posted letters of credit in the amount of $13 million and $14 million, respectively, for the benefit of Oncor.

•

At the closing of the Merger, Oncor entered into a $2 billion revolving credit facility with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of GS Capital Partners. Affiliates of GS Capital Partners (a member of the Sponsor Group) have from time-to-time engaged in commercial banking transactions with Oncor in the normal course of business.

•

Affiliates of the Sponsor Group have, and from time-to-time may, acquire debt or debt securities issued by Oncor in open market transactions or loan syndications. In addition, affiliates of the Sponsor Group acted as initial purchasers in Oncor’s $1.5 billion senior secured notes offering in September 2008.

See Notes 7, 9, 13 and 16 for information regarding the tax sharing agreement, the accounts receivable securitization program, distributions to Oncor Holdings and the allocation of EFH Corp.’s pension and OPEB costs to Oncor, respectively.

19. SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Other income:
Net gain on sale of other properties and investment	$1	$1	$3	$1
Accretion of adjustment (discount) to regulatory assets due to purchase accounting (Note 2)	44	10	—	—
Other	—	—	—	1

Total other income	$45	$11	$3	$2

Other deductions:
Charges related to 2006 cities rate settlements (Note 5)	$13	$6	$20	$13
Expenses related to canceled InfrastruX Energy Services joint venture (a)	—	—	3	7
Equity losses in an unconsolidated affiliate (Note 18)	4	1	2	4
Other	8	1	5	3

Total other deductions	$25	$8	$30	$27

(a)	Consists of previously deferred costs arising from operational activities to transition to the joint venture arrangement, which was canceled in connection with the Merger.

Major Customers

Amounts billed to TCEH represented 39% and amounts billed to one large non-affiliated REP represented 16% of Oncor’s total operating revenues for the year ended December 31, 2008. No other customer represented 10% or more of total operating revenues.

Interest Expense and Related Charges

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Interest	$314	$70	$242	$287
Amortization of fair value debt discounts resulting from purchase accounting	3	—	—	—
Amortization of debt issuance costs and discounts	5	1	7	5
Allowance for funds used during construction – capitalized interest portion	(6)	(1)	(7)	(6)

Total interest expense and related charges	$316	$70	$242	$286

Property, Plant and Equipment

	Successor
	December 31,
	2008	2007
Assets in service:
Distribution	$8,429	$8,036
Transmission	3,626	3,388
Other assets	477	388

Total	12,532	11,812
Less accumulated depreciation	4,158	3,932

Net of accumulated depreciation	8,374	7,880
Construction work in progress	213	170
Held for future use	19	19

Property, plant and equipment — net	$8,606	$8,069

Oncor’s depreciation expense as a percent of average depreciable property approximated 2.8% for 2008, 2007 and 2006.

Intangible Assets

Intangible assets other than goodwill reported in the balance sheet are comprised of the following:

	Successor
	As of December 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Land easements	$184	$69	$115	$179	$67	$112
Capitalized software	145	80	65	122	63	59

Total	$329	$149	$180	$301	$130	$171

Aggregate Oncor amortization expense for intangible assets totaled $19 million for the year ended December 31, 2008, $3 million for the period October 11, 2007 through December 31, 2007, $11 million for the period January 1, 2007 through October 10, 2007, and $20 million for the year ended December 31, 2006. At December 31, 2008, the weighted average remaining useful lives of capitalized land easements and software were 69 years and 10 years, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2008 is as follows:

Year	Amortization Expense
2009	$21
2010	15
2011	12
2012	10
2013	5

Goodwill of $4.9 billion was reported on the balance sheet as of December 31, 2007 and represented the portion assigned to Oncor of the goodwill arising from the Merger under purchase accounting. The balance reported at December 31, 2008 is $4.1 billion. See Note 2 for discussion of financial statement effects of the Merger and Note 3 for discussion of the goodwill impairment. None of this goodwill is being deducted for tax purposes.

Supplemental Cash Flow Information

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Cash payments:
Interest paid	$284	$72	$240	$287
Capitalized interest	(6)	(1)	(7)	(6)

Interest (net of amounts capitalized)	278	71	233	281
Provision for/in lieu of income taxes	44	26	106	290
Noncash investing and financing activities:
Noncash construction expenditures (a)	49	70	25	33
Noncash contribution related to incentive compensation plans	—	28	—	5
Noncash capital contribution from Texas Holdings	—	12	—	—
Noncash contribution for pension-related assets	—	—	—	15

(a)	Represents end-of-period accruals.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of Oncor’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2008. Based on the evaluation performed, Oncor’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. There have been no changes in Oncor’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, Oncor’s internal control over financial reporting.

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

The management of Oncor Electric Delivery Company LLC performed an evaluation as of December 31, 2008 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control—Integrated Framework. Based on the review performed, management believes that as of December 31, 2008 Oncor Electric Delivery Company LLC’s internal control over financial reporting was effective.

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

/s/ ROBERT S. SHAPARD	/s/ DAVID M. DAVIS
Robert S. Shapard, Chairman of the Board and Chief Executive	David M. Davis, Vice President and Chief Financial Officer

March 2, 2009

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of Oncor’s directors and information about them, as furnished by the directors themselves, are set forth below:

Name	Age	Served As Director Since	Business Experience
Nora Mead Brownell (1)	61	2007	Nora Mead Brownell has served as a Director of Oncor since October 2007. Following her service as a Commissioner of the FERC from May 2001 to June 2006, Ms. Brownell founded BC Strategies, an energy consulting firm. She served on the Pennsylvania Public Utility Commission from 1997 until she became a FERC Commissioner. Ms. Brownell serves on the boards of directors of Comverge Inc., an energy technology company, Spectra Energy Partners, a natural gas transportation and storage company, Leaf Clean Energy Company, which invests in clean energy projects in North America and Oncor Holdings.

Richard C. Byers (1)(2)	49	2008	Richard C. Byers has served as a Director of Oncor since November 2008. Mr. Byers currently serves as an Executive Vice President of Borealis Infrastructure Management Inc. (Borealis), an investment arm of Canada’s OMERS pension plan, a position he has held since January 2008. Prior to joining Borealis, Mr. Byers served as Managing Director of BMO Nesbitt Burns, a brokerage investment firm, since 1991.

Thomas M. Dunning (4)	66	2007	Thomas M. Dunning has served as a Director of Oncor since October 2007. Since 2007 he has served as non-Executive Chairman of Lockton Dunning Benefits, a company specializing in the design and servicing of health, welfare and retirement benefits. Mr. Dunning also served as Chairman and Chief Executive Officer of Lockton Dunning Benefit Company, its predecessor company, from 1998 to 2007 following the 1998 acquisition of Dunning Benefits Corporation, which Mr. Dunning founded, by the Lockton Group of Companies. Mr. Dunning currently serves on the boards of directors of American Beacon Funds, Dallas Citizens Council, Southwestern Medical Foundation, Baylor Health Care System Foundation, Oncor Holdings, and a number of non-profit organizations.

Robert A. Estrada (1)	62	2007	Robert A. Estrada has served as a Director of Oncor since October 2007. Mr. Estrada is Chairman of the Board and Chief Compliance Officer of Estrada Hinojosa & Company, Inc., an investment banking firm specializing in public finance that he co-founded in 1992. In addition to these positions, he also served as President and Chief Executive Officer of the firm from 1992 to 2006. Mr. Estrada is a member of the board of directors of Federal Reserve Bank of Dallas, Oncor Holdings and several civic and arts organization boards.

Name	Age	Served As Director Since	Business Experience
Monte E. Ford	49	2008	Monte E. Ford has served as a Director of Oncor since February 2008. He has served as Senior Vice President and Chief Information Officer of AMR Corporation, the Fort Worth-based parent company of American Airlines, since 2001. Prior to joining AMR, Mr. Ford served in various executive positions, including with Associates First Capital in Texas, Bank of Boston and Digital Equipment Corporation. He helped found the Environmental Energy and Nutritional Learning Center in Boston and has served on various community and non-profit boards. Mr. Ford also serves on the board of directors of Oncor Holdings.

William T. Hill, Jr. (3)	66	2007	William T. Hill, Jr. has served as a Director of Oncor since October 2007. In 2008 he joined the Dallas criminal defense firm of Fitzpatrick Hagood Smith & Uhl LLP, where he serves as of counsel. In 2007 he served as Director of Strategic Initiatives of Mercy Street Ministries. From 1999 to 2006, Mr. Hill was Criminal District Attorney of the Dallas County District Attorney’s office. Mr. Hill serves on the boards of directors of Hilltop Holdings, Incorporated, a New York Stock Exchange listed company in the insurance industry, Baylor Hospital Foundation, Oncor Holdings and a number of charitable organizations.

Jeffrey Liaw (4)	32	2007	Jeffrey Liaw has served as a Director of Oncor since November 2007. Mr. Liaw is active in TPG Capital L.P.’s (TPG) energy and industrial investing practice areas. Before joining TPG in 2005, he worked for Bain Capital in its industrials practice since 2001. Mr. Liaw serves on the boards of both public and private companies, including Graphic Packaging Corporation, EFH Corp. and Oncor Holdings.

Marc S. Lipschultz (3)	40	2007	Marc S. Lipschultz has served as a Director of Oncor since October 2007. He joined Kohlberg Kravis Roberts & Co. L.P. (KKR) in 1995. He is the leader of KKR’s Energy and Infrastructure businesses. Currently, he is a director of Accel-KKR Company, Oncor Holdings and EFH Corp.

Robert S. Shapard	53	2007	Robert S. Shapard has served as the Chairman of the Board of Directors and Chief Executive of Oncor since April 2007. Mr. Shapard joined EFH Corp. in October 2005 as a strategic advisor, helping implement and execute growth and development strategies for Oncor. Between March and October 2005, he served as Chief Financial Officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was Executive Vice President and Chief Financial Officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005. Mr. Shapard is also a director of Oncor Holdings and a manager of Oncor Electric Delivery Transition Bond Company LLC.

Name	Age	Served As Director Since	Business Experience
Richard W. Wortham III (3) (4)	70	2007	Richard W. Wortham III has served as a Director of Oncor since October 2007. Since 1976 he has served as Trustee, and since November 2008 as Secretary and Treasurer, of The Wortham Foundation, Inc., a private philanthropic foundation dedicated to the support and development of Houston’s cultural fabric. From 2005 to November 2008 he was Chairman and Chief Executive Officer of such foundation. Mr. Wortham also serves as a Trustee of The Hirtle Callaghan Trust, a family of mutual funds, and the Center for Curatorial Studies at Bard College and is a Life Trustee and Treasurer of The Museum of Fine Arts, Houston. Mr. Wortham is also a director of Oncor Holdings.

Steven J. Zucchet	43	2008	Steven J. Zucchet has served as a Director of Oncor since November 2008. Mr. Zucchet is a Senior Vice President of Borealis Infrastructure Management, Inc. (Borealis), an investment arm of Canada’s OMERS pension plan, a position he has held since November 2003. Prior to joining Borealis, Mr. Zucchet served since 1996 as Chief Operating Officer of Enwave Energy Ltd., where he was responsible for operations and major infrastructure projects. Mr. Zucchet serves on the board of directors of Bruce Power A Inc., a Canadian private nuclear generating company.

(1)	Member of Audit Committee.
(2)	Mr. Byers was appointed to the Audit Committee effective December 19, 2008.
(3)	Member of Nominating and Governance Committee.
(4)	Member of Organization and Compensation Committee.

Director Appointments

Pursuant to the Second Amended and Restated Limited Liability Company agreement of Oncor (as amended, the “Limited Liability Company Agreement), the Sponsor Group (through Oncor Holdings) has a right to designate two individuals to serve on our board of directors. Mr. Lipschultz, the global head of KKR’s Energy and Infrastructure teams, and Mr. Liaw, who serves in the Energy and Industrial investing practice area of TPG, were designated to serve on our board of directors by the Sponsor Group. Our Limited Liability Company Agreement also grants Texas Transmission Investment LLC (Texas Transmission) the right to designate two individuals to serve on our board of directors. Richard C. Byers and Steven J. Zucchet, each of whom is an officer of Borealis, an affiliate of Texas Transmission, were designated to serve on our board of directors by Texas Transmission.

Director Independence

Our Limited Liability Company Agreement provides that six members of our board of directors must be deemed independent. For a director to be deemed independent, our board of directors must affirmatively determine that such director does not have a material relationship with Oncor or EFH Corp. or its successors and subsidiaries, any entity that controls or owns directly or indirectly more than 49% of the equity interests in Oncor, and certain other specified entities that directly or indirectly own securities of Oncor (collectively, the “Non-Ring Fenced Entities). In addition, to be deemed independent a director must also meet the independence standards in Section 303A of the New York Stock Exchange Manual in all material respects. Our Limited Liability Company Agreement further provides that a director that otherwise meets these requirements will not be precluded from qualifying as independent if such director otherwise meets such criteria but (i) served as a director or shareholder of EFH Corp. prior to the Merger, (ii) indirectly or beneficially owns equity interests through a mutual fund or similar investment vehicle with respect to which the director does not have discretion or control over the investments held by such investment vehicle, (iii) directly or indirectly holds an amount of legal or beneficial stock in any of the Non-Ring Fenced Entities that is de minimis and which the other independent directors determine would not reasonably be expected to influence the judgment of such director in determining the interests of Oncor or its members, or (iv) is a ratepayer, supplier, creditor or independent contractor of, or a person who received any benefit from or provided any services to, Oncor, Oncor Holdings or any of the Non-Ring Fenced Entities, if the other independent directors determine that such relationship would not reasonably be expected to influence the judgment of the director in determining the interests of Oncor or its members. In addition, our Limited Liability Company Agreement requires that two of the six independent members of our board of directors also meet additional independence qualifications. These directors, known as special independent directors, may not, during their service as a director or at any time in the five years preceding their appointment, be (i) a direct or indirect legal or beneficial owner in Oncor, Oncor Holdings or any of the Non-Ring Fenced Entities, (ii) a creditor; supplier; employee; officer; director; family member of any officer, employee or director; manager or contractor of Oncor, Oncor Holdings or any of the Non-Ring Fenced Entities, or (iii) a person who controls (directly, indirectly or otherwise) Oncor, Oncor Holdings or any of the Non-Ring Fenced Entities or any creditor, supplier, employee, officer, director, manager or contractor of Oncor, Oncor Holdings or any of the Non-Ring Fenced Entities. However, a director will not be precluded from being deemed a special independent director if such director otherwise meets the requirements but (i) indirectly or beneficially owns stock through a mutual fund or similar diversified investment vehicle (other than investment vehicles affiliated with KKR, TPG or Goldman Sachs & Co.), or (ii) directly or indirectly legally or beneficially owns interests in a Non-Ring Fenced Entity, if such ownership does not exceed one percent of the net worth of such director. A special independent director may also serve as an independent director of Oncor Holdings or any of Oncor’s subsidiaries.

Our board of directors has determined that Ms. Brownell and Messrs. Estrada, Dunning, Ford, Hill and Wortham, are independent directors. Further, our board of directors has determined that each of Ms. Brownell and Mr. Hill qualifies as a special independent director under the standards set forth in our Limited Liability Company Agreement.

Our board of directors has designated an Audit Committee, Nominating and Governance Committee and Organization and Compensation Committee to exercise certain powers and authorities of the board of the directors. Members of these committees are not required by our Limited Liability Company Agreement or board of directors to meet any independence standards. Each of Mr. Liaw and Mr. Lipschultz have served on the organization and compensation committee and nominating and governance committee, respectively, since such committee’s inception. Mr. Byers was appointed to the audit committee effective December 19, 2008. None of Mr. Liaw, Mr. Lipschultz or Mr. Byers qualifies as an independent director for purposes of our Limited Liability Company Agreement.

Executive Officers

The names of Oncor Electric Delivery Company LLC executive officers and information about them, as furnished by the executive officers themselves, are set forth below:

Name	Age	Positions and Offices Presently Held	Date First Elected to Present Offices	Business Experience (Preceding Five Years)
Robert S. Shapard	53	Chairman of the Board and Chief Executive	April 2007	Robert S. Shapard has served as the Chairman of the Board of Directors and Chief Executive of Oncor since April 2007. Mr. Shapard joined EFH Corp. in October 2005 as a strategic advisor, helping implement and execute growth and development strategies for Oncor. Between March and October 2005, he served as Chief Financial Officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was Executive Vice President and Chief Financial Officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005. Mr. Shapard is also a director of Oncor Holdings and a manager of Oncor Electric Delivery Transition Bond Company LLC.

Rob D. Trimble III	60	President and Chief Operating Officer	July 2004	Rob D. Trimble III has served as President and Chief Operating Officer of Oncor since July 2004, with responsibility for Oncor’s operations, focusing on safety, reliability, customer/employee interaction and maintaining service levels at a low-cost. He served as President of Oncor from July 2003 to July 2004. In 1998 he was named Senior Vice President, Texas Utilities Electric and Gas, a position that became Senior Vice President of Operations of Oncor in December 2001.

Name	Age	Positions and Offices Presently Held	Date First Elected to Present Offices	Business Experience (Preceding Five Years)
David M. Davis	51	Vice President and Chief Financial Officer	July 2006	David M. Davis is Vice President and Chief Financial Officer of Oncor, a position he has held since July 2006. Prior to serving in his current role, he held a leadership position in the finance and financial planning function since he joined Oncor in 2004. From 1991 to 2004, Mr. Davis served in various positions at EFH Corp. including roles in information technology and financial planning. Mr. Davis is a certified public accountant. Mr. Davis is also a manager of Oncor Electric Delivery Transition Bond Company LLC.

James A. Greer	48	Senior Vice President, Asset Management and Engineering	October 2007	James A. Greer has served as Senior Vice President, Asset Management and Engineering of Oncor since October 2007. He is responsible for the development of strategies, policies and plans for optimizing the value and performance of electric delivery systems and related assets. From 2004 to 2007, Mr. Greer served a similar role as Vice President of Oncor. Since joining EFH Corp. in 1984, Mr. Greer has held a number of leadership positions within Oncor and EFH Corp. in such areas as engineering, operations and governmental relations.

Brenda L. Jackson	58	Senior Vice President, Business Operations	October 2004	Brenda L. Jackson has served as Senior Vice President, Business Operations of Oncor since October 2004, overseeing activities including customer operations and service, community relations, economic development initiatives and corporate communications. From April 2003 until October 2004 she held the position of Senior Vice President, Customer and Community Relations. Ms. Jackson has served EFH Corp. and Oncor for 35 years and has held leadership positions related to customer operations, customer service and community relations functions.

Name	Age	Positions and Offices Presently Held	Date First Elected to Present Offices	Business Experience (Preceding Five Years)
Charles W. Jenkins III	57	Senior Vice President, Transmission and System Operations	October 2007	Charles W. Jenkins III is Senior Vice President, Transmission and System Operations of Oncor, a position he has held since October 2007, having responsibilities for transmission engineering, construction and field operations and overseeing third-party interconnections to the transmission system. Prior to his current position, Mr. Jenkins served as a Vice President of Oncor since April 2003. He currently serves on the board of directors of the Electric Reliability Council of Texas.

Brenda J. Pulis	50	Senior Vice President, Distribution	July 2004	Brenda J. Pulis is Senior Vice President, Distribution of Oncor, a position she has held since July 2004. In her current role, Ms. Pulis is responsible for designing, constructing, maintaining and operating distribution assets. She was a Vice President in Oncor’s distribution organization between 2001 and July 2004. Ms. Pulis originally joined Oncor in 1978 and has served in a number of areas during her tenure, including distribution engineering design, rates and regulatory, power delivery and operations.

Don J. Clevenger	38	Vice President, External Affairs	June 2008	Don J. Clevenger has served as Vice President, External Affairs of Oncor since June 2008. He was Vice President, Legal and Corporate Secretary of Oncor from December 2007 to June 2008. Between November 2005 and December 2007 Mr. Clevenger held a leadership position in Oncor with various legal and regulatory responsibilities. Prior to his transfer to Oncor in November 2005, he was Senior Counsel of the Business Services unit of EFH Corp. since April 2004. Mr. Clevenger was a partner in the law firm of Hunton & Williams LLP before he joined EFH Corp.

Name	Age	Positions and Offices Presently Held	Date First Elected to Present Offices	Business Experience (Preceding Five Years)
Debra L. Elmer	52	Vice President, Human Resources	September 2006	Debra L. Elmer has served as Vice President, Human Resources of Oncor since September 2006. From her transfer to Oncor from EFH Corp. in 2004 to September 2006, she served in a managerial role responsible for Oncor’s performance management. Since joining EFH Corp. in 1982, Ms. Elmer has held a number of positions within EFH Corp., principally in the leadership of human resources activities.

There is no family relationship between any of the above-named executive officers.

Audit Committee

The Audit Committee is a separately-designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our Audit Committee is composed of Ms. Brownell, Mr. Byers and Mr. Estrada. Mr. Estrada is an “Audit Committee Financial Expert” as defined in Item 407(d)(5) of SEC Regulation S-K.

Code of Conduct

We have adopted a Code of Conduct which applies to all of our employees and officers, including our Chief Executive, Chief Operating Officer, Chief Financial Officer and Controller. Printed copies of the Code of Conduct are available to any person without charge upon written request to the Corporate Secretary of Oncor Electric Delivery Company LLC at 1601 Bryan Street, Suite 22-020B, Dallas, Texas 75201-3411.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Oncor is an indirect, majority-owned subsidiary of EFH Corp. but has an independent board of directors separate from the board of directors of EFH Corp. Oncor’s board of directors has designated an Organization and Compensation Committee of the board of directors (O&C Committee) to establish and assess our executive compensation policies, which include participation in Oncor-sponsored programs as well as certain employee benefit programs sponsored by EFH Corp. The O&C Committee met three times in 2008.

The responsibilities of the O&C Committee include:

•

determining and overseeing executive compensation programs, including making recommendations to our board of directors, when and if their approval is required, with respect to the adoption, amendment or termination of incentive compensation, equity-based and other executive compensation and benefits plans, policies and practices;

•

reviewing and approving corporate goals and objectives relevant to executive compensation and evaluating the performance of our Chief Executive (CEO) and other executive officers in light of those goals and objectives and ultimately approving executive compensation based on those evaluations; and

•	advising our board of directors with respect to compensation of its outside directors.

In determining the compensation of the executives reporting to the CEO, including the executive officers named in the Summary Compensation Table below (each, a Named Executive Officer; collectively, the Named Executive Officers), the O&C Committee seeks the input of the CEO on the performance of these individuals and the CEO’s recommendations regarding individual compensation actions. For more information about each of the incentive and other benefit plans available to our executive officers see the compensation tables and the accompanying narratives immediately following “– Compensation Discussion and Analysis”. At the end of each year, the CEO reviews market data provided by the company’s compensation consultant and assesses the performance of each of the executives reporting to the CEO against such executive’s annual goals and those of such executive’s respective business unit/function and presents a performance discussion and compensation recommendation for each of these individuals to the O&C Committee. The O&C Committee then determines compensation for these executives each February. The O&C Committee annually evaluates the CEO’s performance in light of the goals and objectives for the applicable year and determines the CEO’s compensation, including base salary, annual incentive award and long-term incentive awards, based on this evaluation. Each February the O&C Committee also approves corporate goals and objectives relevant to the compensation of all executive officers for the current fiscal year, including the CEO.

Compensation Philosophy

Our compensation philosophy, principles and practices are intended to compensate executives appropriately for their contribution to the attainment of key strategic objectives, and to strongly align the interests of executives and equity holders through equity-based plans and performance goals. To achieve those objectives, we believe that:

•

Levels of executive compensation should be based upon an evaluation of the operational performance of our business (including financial performance, reliability and safety) and individual executives as well as a comparison to compensation levels of persons with comparable responsibilities in business enterprises of similar size, scale, complexity, risk and performance;

•	Compensation plans should balance both short-term and long-term objectives; and

•	The overall compensation program should emphasize variable compensation elements that have a direct link to company and individual performance.

Objectives of Compensation Philosophy

Our compensation philosophy is designed to meet the following objectives:

•	Attracting and retaining high performers;

•	Rewarding business unit and individual performance by providing compensation levels consistent with the level of contribution and degree of accountability;

•	Aligning performance measures with our goals and allocating a significant portion of the compensation to incentive compensation in order to drive the performance of our business;

•

Basing incentive compensation in part on the satisfaction of company operational metrics, rather than solely the satisfaction of financial targets, in order to improve the services Oncor provides its customers; and

•

Creating value for our equity holders and promoting the long-term performance of the company by strengthening the correlation between the long-term interests of our executives and the interests of our equity holders.

Elements of Compensation

In an effort to achieve our compensation objectives, we have established a compensation program for our executives that principally consists of:

•	Base salary;

•	Short-term incentives through the opportunity to earn an annual performance bonus pursuant to the Oncor Executive Annual Incentive Plan (Executive Annual Incentive Plan);

•

Long-term incentives through (a) the opportunity to purchase equity interests in Investment LLC, granted at the O&C Committee’s discretion pursuant to the 2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its Affiliates (Equity Interests Plan), and (b) the opportunity to receive stock appreciation rights (SARs) granted pursuant to the Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan (SARs Plan);

•

Deferred compensation and retirement plans through (a) the opportunity to participate in a salary deferral program (EFH Salary Deferral Program) and thrift savings plan (EFH Thrift Plan), each sponsored by EFH Corp., and receive certain company matching contributions, (b) the opportunity to participate in a retirement plan (EFH Retirement Plan) and supplemental retirement plan (EFH Supplemental Retirement Plan), each sponsored by EFH Corp. and (c) for executives hired prior to January 1, 2002, an employer-paid subsidy for heath coverage upon the executive’s retirement from Oncor;

•	Perquisites and other benefits; and

•	Contingent payments through a change of control policy and a severance plan.

Compensation Consultant

In 2008, the O&C Committee utilized Watson Wyatt Worldwide (Watson Wyatt), an independent compensation consultant, to advise and report directly to the O&C Committee on executive compensation issues, including multi-utility index and other benchmarks, median competitive compensation data, performance measurements and peer group selection. Watson Wyatt provided the O&C Committee with market data for a peer group composed of the companies listed below in order to provide a perspective on executive compensation across the entire transmission/distribution industry.

Market Data

We assess compensation of our executives against a number of companies in the transmission/distribution and fully integrated utilities group. While we try to ensure that the bulk of an executive officer’s compensation is directly linked to our financial and operational performance, we also try to ensure that our executive compensation program is competitive with that of our peer group in order to reduce the risk of losing key personnel and to attract high-performing executives from outside our company. The peer group of companies that was selected is listed below:

American Electric Power Co.	OGE Energy Corp.	Aquila Inc.
Consolidated Edison Inc.	TECO Energy Inc.	Cleco Corp.
Pepco Holdings Inc.	NSTAR	El Paso Electric Co.
CenterPoint Energy Inc.	DPL Inc.	Idacorp Inc.
Northeast Utilities	Portland General Electric Co.	ITC Holdings Corp.

The peer group listed above included both transmission/distribution utility companies as well as fully integrated utility companies because we compete with both for qualified executive personnel. Market data for total direct compensation (base salary, target annual incentive and expected value of long-term incentive awards) of the peer group is developed at both the 50th and 75th percentiles in order to provide the O&C Committee with a broad market view and multiple benchmarks. The O&C Committee targets total direct compensation around the 50th percentile of the peer group.

Compensation Elements

A significant portion of each executive officer’s compensation is variable, at-risk and directly linked to achieving company performance objectives set by the O&C Committee and the alignment with equity owner interests in order to achieve long-term success. Other factors impacting compensation include individual performance, retention risk, and market compensation data. None of these other factors are weighted but are considered together. The company has no policies or formula for allocating compensation among the various elements. The following is a description of the principal compensation components provided to our executives.

Base Salary

We believe that base salary should be commensurate with the scope and complexity of each executive’s position and the level of responsibility required. We believe that a competitive level of base salary is required to attract and retain qualified talent.

The O&C Committee reviews and determines executive officer base salaries annually, although salaries may remain unchanged for a period of time once they have achieved market levels. The annual review begins with a survey of competitive salaries of the peer group described above by Watson Wyatt. Our CEO then reviews the information in the survey, along with the performance and level of responsibility of each other officer, and makes recommendations to the O&C Committee regarding the salaries for the executive officers other than the CEO. Salary increases also can be approved by the O&C Committee as a result of an executive’s promotion or a significant change in an executive’s responsibilities.

Between October 2004 and the closing of the Merger, base salaries (which were generally set at approximately the median of the base salaries provided by our competitive peer groups) had generally been held flat when the company was at the beginning stages of a turnaround phase of its business strategy and compensation focused on long-term equity holder value creation. In 2007 and February 2008, we offered significant base salary increases to certain of our executive officers who have leadership roles within our business in order to entice them to remain with Oncor and to recognize their increased responsibilities as Oncor transitioned into an operating unit separate from EFH Corp. with greater autonomy and a separate board of directors and management team. Because Oncor operates separately from EFH Corp. and its other subsidiaries, the Sponsor Group felt that it was important to retain our executive leadership to facilitate and maintain strong operating performance. In November 2008, after reviewing the survey by Watson Wyatt and our CEO’s recommendations, the O&C Committee approved salary increases for Rob D. Trimble, our president and chief operating officer, David M. Davis, our vice president and chief financial officer, and Charles W. Jenkins, our senior vice president, transmission and system operations.

Annual Base Salary for Named Executive Officers

Name	Title	As of December 31, 2008
Robert S. Shapard	Chairman of the Board and Chief Executive	$650,000
Rob D. Trimble III (1)	President and Chief Operating Officer	$500,000
David M. Davis (2)	Vice President and Chief Financial Officer	$300,000
Brenda L. Jackson	Senior Vice President, Business Operations	$257,000
Charles W. Jenkins III (3)	Senior Vice President, Transmission and System Operations	$275,000

(1)	Mr. Trimble’s annual base salary was increased by the O&C Committee from $325,000 effective November 11, 2008.
(2)	Mr. Davis’s annual base salary was increased by the O&C Committee from $220,000 effective November 11, 2008.
(3)	Mr. Jenkins’s annual base salary was increased by the O&C Committee from $222,300 to $235,000 effective February 26, 2008 and was later increased by the O&C Committee to $275,000 effective November 11, 2008.

Executive Annual Incentive Plan

Summary

The Executive Annual Incentive Plan is a cash bonus plan intended to provide a performance-based annual reward for the successful attainment of certain annual performance goals and business objectives that are established by the O&C Committee. These targets are established on a company-wide basis and the O&C Committee generally seeks to set these targets at challenging levels.

Under the terms of the Executive Annual Incentive Plan, no awards may be paid unless funding triggers set by the O&C Committee based on earnings before interest, taxes, depreciation and amortization (EBITDA) and operating cash flow are met. The EBITDA and operating cash flow funding triggers are each weighted at 50%. The O&C Committee sets a threshold funding trigger required to obtain any funding for the applicable financial metric and a target funding trigger, the achievement of which is required to achieve full funding. Actual funding for each financial metric is based on actual results measured against the target. The O&C Committee uses these financial metrics to assist it in determining a final funding percentage for the plan year.

To calculate an executive officer’s award amount, the final funding percentage is multiplied by the executive officer’s target award, which is computed as a percentage of actual base salary. Based on the executive officer’s performance, as described below, an individual performance modifier is applied to the calculated award to determine the final incentive payment. An individual’s target award is subject to a pro rata reduction if the aggregate award amounts payable under the Executive Annual Incentive Plan, after factoring in the individual performance modifiers, exceeds the aggregate amount of funds available under the Executive Annual Incentive Plan for the applicable plan year.

The O&C Committee sets performance goals, target awards and performance modifiers in its discretion.

Funding Percentage

For 2008, the funding triggers and actual results under the Executive Annual Incentive Plan were as follows:

	Weighting	Threshold ($ in millions)	Target ($ in millions)	Actual Results ($ in millions)	Funding Percentage
EBITDA	50%	1265	1360	1315	38.2%
Operating cash flow	50%	752	809	827	50.0%

For 2008, the funding percentages available under these financial metrics were weighted equally and aggregated in order to determine the aggregate funding percentage for the above financial metrics. For 2008, the funding percentage under these financial metrics was 88.2%. Once the funding percentage was established using the financial metrics, the O&C Committee then exercised its discretion and adjusted the funding percentage based on an evaluation of the company’s performance with respect to certain operational targets relating to financial, reliability and safety metrics. These operational targets were used by the O&C Committee to determine a performance funding percentage. The purpose of these operational targets, which are based on safety, reliability and cost management metrics, is to promote enhancement of our services to customers.

In 2008, satisfaction of safety metrics comprised 30% of the performance funding percentage. The safety metric measures the number of employee injuries using a Days Away, Restricted or Transfer (DART) system, which measures the amount of time our employees are away from their regular employment posts due to injury. DART is measured in the number of injuries per 200,000 hours and does not include employees that are part of the individual performance incentive program offered to our meter readers. The safety metric is important to enhancing our operations because it promotes the health and welfare of our employees. In addition, lowering the number of accidents reduces our costs of doing business, which in turn contributes to lower rates for our customers.

In 2008, satisfaction of reliability metrics comprised 30% of the performance funding percentage. Reliability is measured by the System Average Interruption Duration Index (SAIDI), which measures the average number of minutes electric service is interrupted per consumer in a year. This metric promotes our commitment to minimizing service interruptions to our customers as the lower the SAIDI level for the year, the greater the funding percentage under the Executive Annual Incentive Plan. Since weather can greatly impact reliability and is outside of our control, the reliability metric measures SAIDI on a non-storm basis.

In 2008, satisfaction of cost management metrics comprised the final 40% of the performance funding percentage, half of which is based on the achievement of operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels and half of which is based on deviation of actual capital expenditures from the capital expenditure budget for the year. The purpose of the O&M and SG&A metric is to promote lower expenditures, which in turn contributes to lower rates for our customers. The purpose of the capital performance metric is to promote capital expenditures in line with the budget previously set for the year. While this metric discourages exceeding the budget, it also discourages falling too far below the budget, as we believe capital expenditures such as improving facilities are important to enhancing our services.

For 2008, the operational targets under the Executive Annual Incentive Plan were as follows:

Goal	Weighting	Threshold (1)		Target (2)		Superior (3)	Actual Results	Funding Percentage
Safety
DART	30%	1.19		1.03		0.96	0.87	45.0%

Reliability
Non-storm SAIDI (in minutes)	30%	80.1		76.9		73.7	85.40	0.0%

Financial
O&M and SG&A ($ in millions)	20%	$556		$520		$484	$529	17.5%
Capital expenditure performance versus capital expenditure budget	20%	97-97.99 103-105	% %	98-98.99 101.5-102.99	% %	99-101.49%	101.1%	30.0%

(1)	Achievement of the threshold operational metric level results in funding of 50% of the available funding percentage for that specific operational metric.
(2)	Achievement of the target operational metric level results in funding of 100% of the available funding percentage for that specific operational metric.
(3)	Achievement of the superior operational metric level results in funding of 150% of the available funding percentage for that specific operational metric.

Based on the level of attainment of these operational targets, an aggregate performance funding percentage amount for all participants is determined. For 2008, this aggregate performance percentage was 92.5%. Pursuant to the power to adjust awards granted to the O&C Committee in the Executive Annual Incentive Plan, the O&C Committee then adjusts the aggregate plan funding percentage based on the aggregate performance funding percentage in its discretion. In 2008, the O&C Committee exercised its discretion and determined that the aggregate performance funding percentage of 92.5% warranted setting a final funding percentage at 90% rather than the 88.2% funding percentage determined using the financial metrics.

To determine the aggregate amount of funds available under the Executive Annual Incentive Plan, the final funding percentage described above was multiplied by the aggregate amount payable to all plan participants pursuant to their target incentive awards.

Individual Performance Modifier and Determination

As described above calculate an executive officer’s award amount, the final funding percentage is multiplied by the executive officer’s target award, which is computed as a percentage of actual base salary. Based on the executive officer’s performance, an individual performance modifier is applied to the calculated award to determine the final incentive payment. An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO, our executive team and the O&C Committee (or solely the O&C Committee in the case of our CEO). The individual performance modifier can range from an outstanding rating (200%) to an unacceptable rating (0%) and is determined on a subjective basis. Factors used in determining individual performance modifiers may include operational measures (including the financial, reliability and safety metrics discussed above), company objectives, individual management and other goals, personal job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior.

The O&C Committee determines annual target award percentages for executives based on an analysis of a survey of market practices conducted annually by Watson Wyatt. These awards are based on a target payout, which is a percentage of the applicable officer’s base salary during the performance period. The target award is set near the median of the comparable market.

Actual Award Amounts for 2008

The following table provides a summary of the 2008 targets and actual awards for each Named Executive Officer. All awards under the Executive Annual Incentive Plan are made in the form of lump sum cash payments to participants by March 15 of the year following the plan year to which the award relates.

2008 Annual Incentives (Payable in 2009) for Oncor Named Executive Officers

Name	Target Payout (% of Salary)	Target Award ($ Value)	Actual Award	Actual Award (% of Target)
Robert S. Shapard	75%	$487,500	$526,500	107.9%
Rob D. Trimble III (1)	40%	$168,750	$197,438	117.0%
David M. Davis (2)	50%	$98,333	$97,350	99.0%
Brenda L. Jackson	40%	$102,800	$101,772	99.0%
Charles W. Jenkins III (3)	40%	$96,665	$113,098	117.0%

(1)	Effective November 11, 2008, Mr. Trimble’s target payout was reduced to 40% from 50%, in connection with an increase in Mr. Trimble’s base salary. His target award and actual award reflect the aggregate of (a) the amount of his 50% target payout multiplied by his base salary that was in effect from January 1, 2008 to November 10, 2008, plus (b) the amount of his 40% target payout multiplied by his base salary that was in effect from November 11, 2008 to December 31, 2008.
(2)	Effective November 11, 2008, Mr. Davis’s target payout was increased to 50% from 40% and his base salary was increased. His target award and actual award reflect the aggregate of (a) the amount of his 40% target payout multiplied by his base salary that was in effect from January 1, 2008 to November 10, 2008, plus (b) the amount of his 50% target payout multiplied by his base salary that was in effect from November 11, 2008 to December 31, 2008.
(3)	Mr. Jenkins’s base salary increased effective February 26, 2008 and November 11, 2008. His target award and actual award reflect the aggregate of (a) the amount of his target payout multiplied by his base salary that was in effect from January 1, 2008 to November 10, 2008, plus (b) the amount of his target payout multiplied by his base salary that was in effect from November 11, 2008 to December 31, 2008. Solely for purposes of calculating his target award and actual award, Mr. Jenkins’ base salary from January 1, 2008 to February 26, 2008 was considered to be $235,000, although Mr. Jenkins’ actual base salary increase was not effective until February 26, 2008.

Long-Term Incentives

Our long-term incentive program consists of the Equity Interests Plan and the SARs Plan. The purpose of our long-term incentive program is to promote the long-term financial interests and growth of Oncor by attracting and retaining management and other personnel and key service providers. Our long-term incentive program was developed to enable us to be competitive in our compensation practices and because we believe that equity ownership in Oncor under the Equity Interests Plan and the opportunity to benefit from the appreciation of the value of our equity interests under the SARs Plan motivate our management to work towards the success of our business and align management’s interests with those of our equity holders. In addition, we believe that certain employment-related conditions and time-based vesting restrictions of these programs, as discussed in more detail below, provide significant retentive value to us.

Equity Interests Plan and Management Investment Opportunity

The Equity Interests Plan allows our board of directors to offer non-employee directors, management and other personnel and key service providers of Oncor the right to invest in Class B membership units of Investment LLC (each, a Class B Interest), an entity whose sole assets consist of equity interests in Oncor. As a result, each holder of Class B Interests holds an indirect ownership interest in Oncor.

Our board of directors administers the Equity Interests Plan and has the power to determine the participants, the number of Class B Interests offered to any participant, the purchase price of the Class B Interests and the other terms of the award. Our board of directors may also amend, suspend or terminate the Equity Interests Plan at any time. Upon purchasing any Class B Interests, participants may be required to enter into certain agreements with the Company and Investment LLC, including a management stockholder’s agreement and a sale participation agreement described below. The Equity Interests Plan will terminate on November 5, 2018 or an earlier or a later date determined by our board of directors.

In November 2008, pursuant to the terms of the Equity Interests Plan, our board of directors offered certain officers and key employees the opportunity to invest in Investment LLC and receive one Class B Interest for each $10.00 (which our board of directors determined to be the fair market value of each Class B Interest) invested, as well as an amount of SARs based on the aggregate amount invested (Management Investment Opportunity). SARs received in connection with the Management Investment Opportunity are subject to the terms of the SARs Plan described below. Participants in the Management Investment Opportunity were also given the option to fund any or all of their investment in Investment LLC using funds in their EFH Salary Deferral Program accounts. Any Class B Interests purchased by an executive officer using funds in his or her EFH Salary Deferral Program account are held of record by the EFH Salary Deferral Program for the benefit of such officer.

In connection with the Management Investment Opportunity, each participant entered into a management stockholder’s agreement and a sale participation agreement. The management stockholder’s agreement, among others things, gives Oncor the right to repurchase a participant’s Class B Interests in the event of specified terminations of a participant’s employment or violation by a participant of certain of his or her non-compete obligations. We believe this repurchase right provides significant retentive value to our business. For a more detailed description of the terms of the management stockholder’s agreement and sale participation agreement, please see “Certain Relationships and Related Transactions – Related Party Transactions – Agreements with Management.”

The target investment amount for each participant in the Management Investment Opportunity was determined by the Sponsor Group and the CEO and approved by the O&C Committee. In determining such amounts, the Sponsor Group, the CEO and the O&C Committee wanted to ensure that each participant had a meaningful investment in Oncor. Factors considered in determining the target investment amounts included the amount received by each participant in connection with termination of the awards under TXU Corp. 2005 Omnibus Plan (Omnibus Plan) described below, and base salary and investment amounts of similarly situated employees participating in the program.

Pursuant to its limited liability company agreement, Investment LLC must at all times ensure that for each outstanding Class B Interest it issues, Investment LLC holds a corresponding number of units of Oncor’s equity interests. As a result, any future issuances under the Equity Interests Plan will require Investment LLC to purchase from Oncor Holdings additional equity interests of Oncor. Investment LLC has entered into a revolving stock purchase agreement with Oncor Holdings pursuant to which Investment LLC may purchase units of Oncor’s equity interests held by Oncor Holdings in the event Investment LLC proposes to issue additional Class B Interests pursuant to the Equity Interests Plan. The aggregate number of equity interests sold by Oncor Holdings pursuant to the revolving stock purchase agreement, however, cannot result in Oncor Holdings owning less than 80% of Oncor’s outstanding equity interests, or 508,000,000 units. As of February 27, 2009, Investment LLC may purchase from Oncor Holdings up to an additional 209,860 units of Oncor and issue up to a corresponding number of Class B Interests.

Stock Appreciation Rights

The O&C Committee adopted and implemented the SARs Plan in 2008. The O&C Committee determines the participants and can include certain employees of Oncor or other persons having a relationship with Oncor, its subsidiaries or affiliates. SARs granted under the SARs Plan have a base price equal to the fair market value per unit of Oncor’s equity interests on the date of the grant and will allow participants to participate in the economic equivalent of the appreciation of the Oncor equity interests. The O&C Committee administers the SARs Plan. The O&C Committee makes awards under the SARs Plan at its discretion.

Under the SARs Plan, the O&C Committee may grant either time-vesting awards (time-based SARs) and/or performance-vesting awards (performance-based SARs). In 2008, the O&C Committee granted both time-based and performance-based SARs to certain executive officers and other key employees in connection with their equity investments in Investment LLC. Time-based SARs vest with respect to 20% of the Oncor equity interests subject to such awards on each of the first five anniversaries of October 10, 2007. Performance-based SARs become vested as to 20% of the Oncor equity interests subject to such awards at the end of each of Oncor’s five fiscal years (which end each December 31) from 2008 to 2012, provided that Oncor meets specified financial targets. In the event we fail to meet a specified financial target in a given fiscal year, under certain circumstances the applicable award may vest in a subsequent year if cumulative targets including such year are met.

Vesting of performance-based SARs eligible to vest in 2008 was subject to Oncor’s achievement of an EBITDA target of $1,183,294,157 excluding securitization revenue, amortization of purchase accounting adjustments and the goodwill impairment. The O&C Committee set this target based on historical performance and expected future performance. Actual 2008 EBITDA for purposes of the SARs Plan was $1,175,483,215, which differed from the target by 0.66%. However, in February 2009 the O&C Committee exercised its authority under the SARs Plan to vest such performance-based SARs on the basis that Oncor’s EBITDA for 2008 was not materially less than the EBITDA target and demonstrated an appropriate level of performance. As a result, all performance-based SARs eligible to vest in 2008 are deemed to have vested as of December 31, 2008.

The vesting of the SARs does not entitle the grantee to exercise the SARs until certain events occur as described below: (1) all time-based SARs vest and become exercisable upon the termination of the participant’s employment by Oncor without “cause” or by the participant with “good reason” following a “change in control” (as those terms are defined in the SARs Plan); (2) except as otherwise provided in an award letter and subject to the participant’s employment on the date of the applicable event, vested time-based SARs and vested performance-based SARs become exercisable as to the Oncor equity interests subject to such vested SARs immediately prior to an “EFH realization event” (as defined in the SARs Plan) in the same proportion as EFH Corp. or certain associated persons realize liquidity in connection with such event; (3) all unvested performance-based SARs become vested and exercisable, subject to certain conditions, upon any “liquidity event” (as defined in the SARs Plan), so long as the participant is still employed by Oncor on such date; and (4) if a participant retires or his or her employment is terminated by Oncor without cause or by the participant for good reason, vested, but unexercisable, awards as of the date of the participant’s termination or retirement may become exercisable at a later date, in the percentages set forth in the SARs Plan, following the occurrence of certain events. These events generally include a change of control, an EFH realization event, a liquidity event or the achievement of certain financial returns as described in the SARs Plan. In addition to the foregoing, our board of directors and the O&C Committee have the right to accelerate vesting and exercisability of a participant’s award under the SARs Plan at any time in their respective discretion.

Subject to the terms described in the previous paragraph, the SARs may be exercised in part or in full prior to their termination. Upon the exercise of an award, the participant will be entitled to receive a cash payment equal to the product of (1) the difference between the fair market value per Oncor equity interest on the date giving rise to the payment and the fair market value at the time of the award grant, and (2) the number of SARs exercised by the participant. In the event of an initial public offering of Oncor’s equity interests or equity interests of a successor vehicle, the awards may be satisfied in equity interests of the public company, cash or a combination of both, at the election of our board of directors.

Generally, awards under the SARs Plan terminate on the tenth anniversary of the grant, unless the participant’s employment is earlier terminated under certain circumstances. The SARs Plan will terminate on the later of November 5, 2018 or such other date determined by our board of directors.

All SARs awarded in 2008 have a base price of $10.00 per unit, which base price represents the amount per unit paid by Texas Transmission in connection with its November 2008 investment in Oncor. The O&C Committee based the number of SARs awarded to our executive officers and other key employees in 2008 on equity programs offered to executives of other companies owned by private equity firms as well as the number of Class B Interests purchased by such executive in the Management Investment Opportunity. The number of SARs granted to a participant was determined based on the number of Class B Interests purchased by such executive pursuant to the Management Investment Opportunity. These grants assumed that each executive would invest his or her target investment amount, and were reduced proportionally for a lower actual investment amount. Each participant’s 2008 SARs award consisted 50% of time-based SARs and 50% of performance-based SARs.

The management stockholder’s agreement executed by participants in connection with the Management Investment Opportunity provides that if the participant terminates his employment without good reason prior to October 10, 2012, Oncor may redeem the vested SARs at a per unit purchase price equal to the excess, if any, of the fair market value over the base price of the SARs, less 20% of the excess. In addition, if the participant so terminates his employment, the participant must pay Oncor 20% of the amount by which any cash payment received in respect of previously vested and exercised SARs exceeded the base price of those SARs. If the participant terminates his employment without good reason on or after October 10, 2012, we may redeem the vested SARs at a per unit purchase price equal to the excess, if any, of the fair market value over the base price of the SARs. Furthermore, the management stockholder’s agreement provides that upon the death or disability of the participant, the participant or participant’s estate, as applicable, will be entitled to receive, in exchange for the vested SARs, a cash payment equal to the product of (1) the excess, if any, of the fair market value over the base price of the SARs and (2) the number of SARs then credited to the participant. Generally, the rights described in this paragraph will terminate on the earlier of a change in control or October 10, 2012.

In 2008, SARs were awarded only to participants in the Management Investment Opportunity. In the future, the O&C Committee may also, in its discretion, make grants of non-investment SARs to other participants. We believe that our SARs Plan is competitive relative to similar programs of other companies controlled by private equity firms and that the SARs Plan will assist us in retention and aligning our management’s interests with those of our equity holders.

TXU Corp. 2005 Omnibus Plan

Prior to the Merger, awards of TXU Corp. common stock under the Omnibus Plan were offered as part of our compensation program. At the time of the Merger, all outstanding awards under the Omnibus Plan were immediately vested and were paid in lump sum cash payments, except in the case of Mr. Shapard, whose outstanding awards were immediately vested at the time of the Merger but were distributed in a lump sum cash payment of $8,316,294 in January 2008. For fiscal year 2007, cash awards were granted under the Omnibus Plan instead of equity awards because the Merger was expected to close prior to the end of 2007. These awards made in lieu of Omnibus Plan equity awards (each a “Cash Award in Lieu of Long-Term Incentive Award) were paid in cash. One-half of the award was paid at closing of the Merger and one-half was paid in March 2008. No additional awards will be issued under the Omnibus Plan in the future.

Deferred Compensation and Retirement Plans

Our executive compensation package includes the ability to participate in the EFH Salary Deferral Program, the EFH Thrift Plan, the EFH Retirement Plan and the EFH Supplemental Retirement Plan and, for executives hired before January 1, 2002, subsidized retiree health care coverage. We believe that these programs, which are common among companies in the utility industry, are important to attract and retain qualified executives. Although these plans are sponsored by EFH Corp., Oncor ultimately is responsible for the costs of any matching awards, premiums and other payments relating to Oncor employees pursuant to these programs.

Salary Deferral Program

The EFH Salary Deferral Program allows eligible participating employees of EFH Corp. and its subsidiaries, including Oncor, to defer a portion of their salary and annual incentive award and to receive a matching award based on their deferrals. Executives can defer up to 50% of their base salary and up to 100% of any annual incentive award, for seven years or until retirement or a combination of both. Oncor matches 100% of deferrals up to 8% of salary deferred under the program. Oncor does not match deferred annual incentive awards. The program encourages employee retention as, generally, participants who terminate their employment with us prior to the seven year vesting period forfeit our matching contribution to the program.

Prior to March 31, 2005, Oncor’s executives were eligible to participate in the TXU Corp. Deferred and Incentive Compensation Plan (Deferred and Incentive Compensation Plan). Although the plan was frozen to new participants at that time, existing participants in the plan continued to hold interests in a trust established under the plan that owned shares of TXU Corp. common stock. These shares were exchanged for cash in connection with the Merger, and cash held in trust was distributed to participants, including some of our executive officers, in January 2008.

Refer to the narrative that follows the Nonqualified Deferred Compensation table below for a more detailed description of the EFH Salary Deferral Program and the Deferred and Incentive Compensation Plan.

Thrift Plan

Under the EFH Thrift Plan, all eligible employees of EFH Corp. and any of its participating subsidiaries, including Oncor, may contribute a portion of their regular salary or wages to the plan. Under the EFH Thrift Plan, Oncor matches a portion of an employee’s contributions. This matching contribution is 75% of the employee’s contribution up to the first 6% of the employee’s salary for employees covered under the traditional defined benefit component of the EFH Retirement Plan, and 100% of the employee’s contribution up to 6% of the employee’s salary for employees covered under the cash balance component of the EFH Retirement Plan. All matching contributions are invested in EFH Thrift Plan investments as directed by the participant.

EFH Retirement Plan

EFH Corp. maintains the EFH Retirement Plan, which is qualified under applicable provisions of the Code and is a benefit for all of its employees and those of its participating subsidiaries, including Oncor. The EFH Retirement Plan contains both a traditional defined benefit component and a cash balance component. Effective January 1, 2002, the defined benefit plan changed from a traditional final average pay design to a cash balance design. This change was made to better align the retirement program with competitive practices. All participants were extended an opportunity to remain in the traditional program component or transition to the cash balance component. Messrs. Trimble, Davis and Jenkins and Ms. Jackson elected to remain in the traditional program.

All employees employed after January 1, 2002 are eligible to participate only in the cash balance program. As a result, Mr. Shapard is covered under the cash balance component. For a more detailed description of the EFH Retirement Plan, please refer to the narrative that follows the Pension Benefits table.

EFH Supplemental Retirement Plan

Oncor executives participate in the EFH Supplemental Retirement Plan, which is sponsored by EFH Corp. The EFH Supplemental Retirement Plan provides for the payment of retirement benefits that:

•	Would otherwise be capped by the Code’s statutory limits for qualified retirement plans;

•	Include Executive Annual Incentive Plan awards in the definition of earnings (for participants in the traditional program only); and/or

•	EFH Corp. or its participating subsidiaries are obligated to pay under contractual arrangements.

Messrs. Trimble, Davis and Jenkins and Ms. Jackson, the Named Executive Officers who elected to remain in the traditional defined benefit retirement plan, are eligible for a supplemental retirement benefit in concert with that plan, which provides for a traditional defined benefit-type retirement monthly annuity stream. This feature of the plan is available only to executives hired prior to January 1, 2002. As such, it is not available to Mr. Shapard, who participates in the “make whole” portion of the EFH Supplemental Retirement Plan (but only as it relates to the cash balance component). The “make whole” portion provides only for the payment of retirement benefits that would otherwise be capped by the Code or for the inclusion of additional accredited service under contractual arrangements.

For a more detailed description of the EFH Supplemental Retirement Plan, please refer to the narrative that follows the Pension Benefits table below.

Retiree Health Care

Employees hired by Oncor/EFH Corp. prior to January 1, 2002 are generally entitled to receive an employer-paid subsidy for retiree health care coverage upon their retirement from Oncor. As such, Messrs. Trimble, Davis and Jenkins and Ms. Jackson will be entitled to receive a subsidy from Oncor for retiree health care coverage upon their retirement from Oncor. As Mr. Shapard was hired by EFH Corp. after January 1, 2002, he is not eligible for the employer subsidy.

Perquisites and Other Benefits

The company limits its perquisites to executive officers because it believes that generally perquisites do not fit with the culture and direction of the company. Those perquisites that are provided are intended to serve as part of a competitive total compensation program and to enhance our executives’ ability to conduct company business. These benefits include financial planning, a preventive physical health exam, reimbursement for certain business-related country club and/or luncheon club membership costs and physical fitness club memberships. For a more detailed description of the perquisites, including expenditures therefor, please refer to footnote 8 in the Summary Compensation Table below.

The following is a summary of benefits offered to our other executive officers that are not available to all employees:

Executive Financial Planning: All executive officers are eligible to receive executive financial planning services. These services are intended to support them in managing their financial affairs, which we consider especially important given the high level of time commitment and performance expectation required of our executives. Furthermore, these services help ensure greater accuracy and compliance with individual tax regulations.

Executive Physical Health Exam: All executive officers are also eligible to receive an annual physical examination. We recognize the importance of the health of our senior management team and the vital leadership role they play in directing and operating the company. The executive officers are important assets of the company and this benefit is designed to help ensure their health and long-term ability to serve our equity holders.

Country Club/Luncheon Club Membership: Certain executive officers are entitled to reimbursement of country club or luncheon club memberships, as such clubs provide those officers with a setting for cultivating business relationships and interaction with key community leaders and officials.

Physical Fitness Club Membership: Beginning in November 2008, all executive officers were eligible to receive a company-paid membership to a specified physical fitness club. This benefit is designed to help maintain the health of our executive officers.

Split-Dollar Life Insurance: As a participating subsidiary in the EFH Corp. Split-Dollar Life Insurance Program (Split-Dollar Life Insurance Program), split-dollar life insurance policies are purchased for eligible corporate executives of Oncor. The eligibility provisions of this program were modified in 2003 so that no new participants were added after December 31, 2003. Accordingly, Messrs. Shapard and Davis are not eligible to participate in the Split-Dollar Life Insurance Program. The death benefits of participants’ insurance policies are equal to two, three or four times their annual Split-Dollar Life Insurance Program compensation, depending on their executive category. Individuals who first became eligible to participate in the Split-Dollar Life Insurance Program after October 15, 1996, vested in the insurance policies issued under the Split-Dollar Life Insurance Program over a six-year period. Oncor pays the premiums for the policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments; provided that, with respect to certain executives, namely Mr. Trimble, premium payments made after August 1, 2002, are made on a non-split-dollar life insurance basis and EFH Corp./Oncor’s rights under the collateral assignment are limited to premium payments made prior to August 1, 2002. Although the Split-Dollar Life Insurance Program is terminable at any time, it is designed so that if it is continued, EFH Corp/Oncor will fully recover all of the insurance premium payments covered by the collateral assignments either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of 15 years of participation or the participant’s attainment of age 65. At the Merger, the Split-Dollar Life Insurance Program was amended to freeze the death benefits at the current level.

In addition to the benefits described above, Oncor offers its executive officers the ability to participate in benefit plans for medical, dental and vision insurance, and life insurance and disability, which are generally made available to all employees at the company.

Individual Named Executive Officer Compensation

Oncor has not entered into employment agreements with any of the Named Executive Officers.

CEO Compensation

Robert S. Shapard

The following is a summary of Mr. Shapard’s individual compensation for 2008:

Base Salary: In 2008, Mr. Shapard’s base salary as Chairman and CEO was $650,000.

Annual Incentive: In 2009, the O&C Committee awarded Mr. Shapard $526,500 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2008 performance, as previously discussed, as well as Mr. Shapard’s individual performance in 2008.

Long-Term Incentives: Mr. Shapard’s investment in Investment LLC in 2008 pursuant to the Management Investment Opportunity was $3,000,000, for which he received 300,000 Class B Interests and 3,750,000 SARs. Prior to the Merger, Mr. Shapard was awarded a Cash Award in Lieu of Long-Term Incentive Award in the amount of $675,000 in connection with the Merger and termination of the Omnibus Plan. One-half of this award was paid at the close of the Merger in 2007 and one-half was paid on March 15, 2008. In addition, Mr. Shapard received $8,316,294 in January 2008 as payment for his vested TXU Corp. common stock awards under the Omnibus Plan at the time of the Merger.

Compensation of Other Named Executive Officers

Rob D. Trimble III

The following is a summary of Mr. Trimble’s individual compensation for 2008:

Base Salary: In 2008, based on its review of the Watson Wyatt survey, the O&C Committee increased Mr. Trimble’s base salary as President and COO from $325,000 to $500,000, effective November 11, 2008.

Annual Incentive: In 2008 in conjunction with his base salary increase, Mr. Trimble agreed to reduce his target payout under the Executive Annual Incentive Plan from 50% of base salary to 40%, effective November 11, 2008. In 2009, as a result of Oncor’s performance as well as Mr. Trimble’s individual performance, the O&C Committee awarded him $197,438 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2008 performance, as previously discussed, as well as Mr. Trimble’s individual performance in 2008.

Long-Term Incentives: Mr. Trimble elected not to participate in the Management Investment Opportunity in 2008 and as a result did not receive Class B Interests or SARs. Prior to the Merger, Mr. Trimble was awarded a Cash Award in Lieu of Long-Term Incentive Award in the amount of $250,000 in connection with the Merger and termination of the Omnibus Plan. One-half of this award was paid at the close of the Merger in 2007 and one-half was paid on March 15, 2008.

David M. Davis

The following is a summary of Mr. Davis’s individual compensation for 2008:

Base Salary: In 2008, based on its review of the Watson Wyatt survey, the O&C Committee increased Mr. Davis’s base salary as CFO from $220,000 to $300,000, effective November 11, 2008.

Annual Incentive: Along with the increase in base salary, the O&C Committee increased Mr. Davis’s target payout under the Executive Annual Incentive Plan from 40% of base salary to 50%, effective November 11, 2008. In 2009, as a result of Oncor’s performance as well as Mr. Davis’s individual performance, the O&C Committee awarded him $97,350 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2008 performance, as previously discussed, as well as Mr. Davis’s individual performance in 2008.

Long-Term Incentives: Mr. Davis’s investment in Investment LLC in 2008 pursuant to the Management Investment Opportunity was $500,000, for which he received 50,000 Class B Interests (19,868 of which were purchased using funds in his EFH Salary Deferral Program account and as a result are held of record by the EFH Salary Deferral Program) and 600,000 SARs. Prior to the Merger, Mr. Davis was awarded a Cash Award in Lieu of Long-Term Incentive Award in the amount of $100,000 in connection with the Merger and termination of the Omnibus Plan. One-half of this award was paid at the close of the Merger in 2007 and one-half was paid on March 15, 2008.

Brenda L. Jackson

The following is a summary of Ms. Jackson’s individual compensation for 2008:

Base Salary: In 2008, Ms. Jackson’s base salary as Senior Vice President, Business Operations was $257,000, which has not changed since October 2004.

Annual Incentive: Ms. Jackson’s target payout under the Executive Annual Incentive Plan was 40% of base salary for 2008. In 2009, as a result of Oncor’s performance as well as Ms. Jackson’s individual performance, the O&C Committee awarded her $101,772 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2008 performance, as previously discussed, as well as Ms. Jackson’s individual performance in 2008.

Long-Term Incentives: Ms. Jackson’s investment in Investment LLC in 2008 pursuant to the Management Investment Opportunity was $750,000, for which she received 75,000 Class B Interests and 780,000 SARs. Prior to the Merger, Ms. Jackson was awarded a Cash Award in Lieu of Long-Term Incentive Award in the amount of $75,000 in connection with the Merger and termination of the Omnibus Plan. One-half of this award was paid at the close of the Merger in 2007 and one-half was paid on March 15, 2008.

Charles W. Jenkins III

The following is a summary of Mr. Jenkins’s individual compensation for 2008.

Base Salary: In 2008, the O&C Committee increased Mr. Jenkins’s base salary from $222,300 to $235,000, effective February 26, 2008, to reflect an expansion of his responsibilities (specifically, supervision of CREZ matters) and move him closer to market compensation for his position. Subsequently, the O&C Committee increased Mr. Jenkins’s base salary from $235,000 to $275,000, effective November 11, 2008, based on its review of the Watson Wyatt survey of market compensation.

Annual Incentive: Mr. Jenkins’s target annual incentive was 40% of base pay for 2008. In 2008, as a result of Oncor’s performance as well as Mr. Jenkins’s individual performance, the O&C Committee awarded him $113,098 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2008 performance, as previously discussed, as well as Mr. Jenkins’s individual performance in 2008.

Long-Term Incentives: Mr. Jenkins’s investment in Investment LLC in 2008 pursuant to the Management Investment Opportunity was $750,000, for which he received 75,000 Class B Interests (14,509 of which were purchased using funds in his EFH Salary Deferral Program account and as a result are held of record by the EFH Salary Deferral Program) and 780,000 SARs. Prior to the Merger, Mr. Jenkins was awarded a Cash Award in Lieu of Long-Term Incentive Award in the amount of $75,000 in connection with the Merger and termination of the Omnibus Plan. One-half of this award was paid at the close of the Merger in 2007 and one-half was paid on March 15, 2008.

Contingent Payments

EFH Change in Control Policy

EFH Corp. maintains an executive change in control policy (as amended, the EFH Change in Control Policy) for its eligible executives and those of its subsidiaries, including Oncor. The purpose of the EFH Change in Control Policy is to provide the payment of transition benefits to eligible executives if:

•	Their employment with the company or a successor is terminated within twenty-four months following a change of control of the company; and

•	They:

•	are terminated without cause, or

•	resign for good reason due to a reduction in salary or a material reduction in the aggregate level or value of benefits for which they are eligible.

We believe these payments, to be triggered upon meeting the criteria above, provide incentive for executives to fully consider potential changes that are in the best interest of Oncor and our equity holders, even if such changes would result in the executives’ termination. The terms “change of control,” “without cause” and “good reason” are defined in each of the EFH Change in Control Policy.

We believe it is important to have a competitive change in control program to attract and retain the caliber of executives that our business requires and to foster an environment of relative security within which we believe our executives will be able to focus on achieving company goals.

Our executive officers are eligible to receive the following under the EFH Change in Control Policy:

•

A one-time lump sum cash severance payment in an amount equal to a multiple (2x for Mr. Shapard and 1x for each other executive officer) of the sum of the executive’s (a) annualized base salary and (b) annual target incentive award for the year of termination or resignation;

•

Continued eligibility for distribution of already-granted equity awards at maturity; however, any such distribution will be prorated for the period of employment during the relevant performance or restriction period prior to termination;

•

Continued coverage at our expense under our health care benefit plans for the applicable COBRA period with the executive’s contribution for such plans being at the applicable employee rate for 18 months, in the case of Mr. Shapard, and one year, in the case of the other executive officers (unless and until the executive becomes eligible for benefits with another employer, at which time the required contribution for continuing such benefit coverage will be the applicable COBRA rate) and, if the executive is covered under our healthcare plans through the end of such period, at the end of such continued coverage Mr. Shapard will be eligible to receive a cash payment equal to the monthly cost of such coverage for 6 months;

•	Outplacement assistance at our expense for 18 months, in the case of Mr. Shapard, and one year, in the case of the other executive officers;

•	Any vested, accrued benefits to which the executive is entitled under our employee benefits plans; and

•

If any of the severance benefits described in the EFH Change in Control Policy shall result in an excise tax pursuant to Code Sections 280G or 4999 of the Code, payable by the executive, a tax gross-up payment to cover such additional taxes, but subject to a cut back to the Section 280G limit if the severance benefits are less than 110% of such limit.

Severance Plan

EFH Corp. also maintains the TXU Corp. 2005 Executive Severance Plan and Summary Plan Description (as amended, the EFH Severance Plan) to provide certain benefits to eligible executives of EFH Corp. and its subsidiaries, including Oncor. The purpose of the EFH Severance Plan is to provide benefits to eligible executives who are not eligible for severance pursuant to another plan or agreement (including an employment agreement) and whose employment is involuntarily terminated for reasons other than:

•	Cause (as defined in the EFH Severance Plan);

•	Disability of the employee, if the employee is a participant in our long-term disability plan; or

•	A transaction involving the company or any of its affiliates in which the employee is offered employment with a company involved in, or related to, the transaction.

We believe it is important to have a severance plan in place to attract and retain the caliber of executives that our business requires and to foster an environment of relative security within which we believe our executives will be able to focus on achieving company goals.

Our executive officers are eligible to receive the following under the EFH Severance Plan:

•

A one-time lump sum cash severance payment in an amount equal to the sum of (a) a multiple (2x for Mr. Shapard and 1x for each other Named Executive Officer) times the executive’s annualized base salary and (b) a prorated portion of the executive’s annual target incentive award for the year of termination;

•

Continued coverage at our expense under the company’s health care benefit plans for 18 months, in the case of Mr. Shapard, and one year, in the case of the other executive officers with the executive’s contribution for such plans being at the applicable employee rate (unless and until the executive becomes eligible for coverage for benefits through employment with another employer, at which time the executive’s required contribution shall be the applicable COBRA rate) and, if the executive is covered under our healthcare plans through the end of such period, at the end of such continued coverage Mr. Shapard will be eligible to receive a cash payment equal to the monthly cost of such coverage for 6 months;

•	Outplacement assistance at the company’s expense for 18 months, in the case of Mr. Shapard, and one year, in the case of other executive officers; and

•	Any vested accrued benefits to which the executive is entitled under Oncor’s or EFH Corp.’s employee benefits plans.

Accounting and Tax Considerations

Accounting Considerations

Pursuant to SFAS 123R, no compensation expense is recognized with respect to Class B Interests issued pursuant to the Management Investment Opportunity and SARs issued under the SARs Plan. Class B Interests issued pursuant to the Management Investment Opportunity were purchased by participants for fair value and therefore resulted in no compensation expense by Oncor. Since the SARs issued in 2008 were issued with a base price of $10.00 per unit, the then-current fair market value of our equity interests, no compensation expense will be recognized for those SARs until a condition under which the SAR would become exercisable becomes probable at a point in time when the fair market value of our equity interests exceeds $10.00.

Prior to the Merger, upon maturity, awards under Omnibus Plan were distributed in the form of shares of TXU Corp. common stock. In connection with the Merger, awards payable at closing of the Merger were paid in lump sum cash payments and awards payable in connection with 2007 awards were paid 50% at the time of the Merger and the remaining 50% in March 2008.

Income Tax Considerations

Section 162(m) of the Code limits the tax deductibility by a publicly held company of compensation in excess of $1 million paid to the CEO or any other of its three most highly compensated executive officers other than the principal financial officer. Because we are a privately-held limited liability company, Section 162(m) will not limit the tax deductibility of any executive compensation for 2008.

The O&C Committee administers our compensation programs with the good faith intention of complying with Section 409A of the Code.

The information contained herein under the heading “Organization and Compensation Committee Report” is not to be deemed to be “soliciting material” or “filed” with the SEC pursuant to Section 407(e)(5) of SEC Regulation S-K.

Organization and Compensation Committee Report

The Organization and Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Form 10-K. Based on such review and discussions, the committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Organization and Compensation Committee

Thomas M. Dunning, Chair

Jeffrey Liaw

Richard W. Wortham III

Compensation Committee Interlocks and Insider Participation

Mr. Liaw serves as a member of our O&C Committee. Mr. Liaw is employed by TPG Capital, L.P., a member of the Sponsor Group, and was appointed to the board of directors by Oncor Holdings, which is a subsidiary of EFH Corp. No member of the O&C Committee is or has ever been one of our officers or employees. No interlocking relationship exists between our executive officers and the board of directors or compensation committee of any other company.

The following table provides information, for the fiscal years ended December 31, 2006, 2007 and 2008, regarding the aggregate compensation paid to our Named Executive Officers.

Summary Compensation Table – 2008

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock/ Equity Awards ($) (4)	Option/ SAR Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)(6)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)(7)	All Other Compensation ($)(8)	Total ($)

Robert S. Shapard (1) Chairman of the Board and Chief Executive	2008 2007	650,000 364,585	— —	— —	— —	526,500 994,315	(2,555 17,604)	75,247 42,243	1,249,192 1,418,747

Rob D. Trimble III President and Chief Operating Officer	2008 2007 2006	346,875 279,000 277,000	— — —	— — 405,166	— — —	197,438 366,403 100,265	259,520 132,491 322,319	86,928 158,189 117,260	890,761 936,083 1,222,010

David M. Davis (2) Vice President and Chief Financial Officer	2008 2007 2006	230,000 175,917 163,784	— 5,000 50,000	— — 67,626	— — —	97,350 181,852 75,364	87,987 45,564 27,734	40,976 24,789 26,058	456,313 433,122 410,566

Brenda L. Jackson Senior Vice President, Business Operations	2008 2007 2006	257,000 257,000 257,000	— — —	— — 252,211	— — —	101,772 193,290 63,608	72,292 10,206 121,107	78,780 90,281 75,920	509,844 550,777 769,846

Charles W. Jenkins III (3) Senior Vice President, Transmission and System Operations	2008	237,881	—	—	—	113,098	108,961	67,160	527,100

(1)	Mr. Shapard was not a named executive officer of Oncor in 2006. Mr. Shapard became Chairman of the Board and Chief Executive of Oncor in April 2007. Until April 2007 he was employed by TXU Corp. (now EFH Corp.), our parent company, where he served as a strategic advisor, helping implement and execute growth and development strategies for Oncor. Amounts reported in the Summary Compensation Table reflect compensation paid solely by Oncor. As a TXU Corp. employee in 2007, he received an additional $166,667 in salary, $0 in non-equity incentive plan compensation, $8,802 as a result of change in pension value and non-qualified deferred compensation earnings, and $18,962 in all other compensation (consisting of company matching under the salary deferral program, country club dues and financial planning services) resulting in total compensation of $194,431 from TXU Corp. None of this TXU Corp. compensation was paid or reimbursed by Oncor.
(2)	Mr. Davis became Vice President and Chief Financial Officer of Oncor in July 2006. For the first 6 months of 2006, he worked for Oncor in a non-Named Executive Officer role. The Summary Compensation Table discloses the aggregate compensation received by Mr. Davis from Oncor in 2006 for his employment in each position.
(3)	Mr. Jenkins did not qualify as a Named Executive Officer of Oncor in 2006 and 2007.
(4)	In 2008, our Named Executive Officers were given the opportunity to invest in Class B Interests of Investment LLC pursuant to the Management Investment Opportunity. The funds invested in Investment LLC were used to purchase membership interests of Oncor at fair market value (as determined by the O&C Committee). As a result, no compensation expense is recognized in connection with the Management Investment Opportunity pursuant to SFAS 123R.
(5)	We do not award options to any of our employees. Although some time-based SARs and performance-based SARs granted to certain Named Executive Officers vested in 2008, they are not currently exercisable pursuant to the SARs Plan. No compensation expense is recognized in 2008 in accordance with SFAS 123R with respect to SARs because it is not probable that any event pursuant to the SARs Plan that would allow any SARs to become exercisable would take place.

(6)	Amounts reported as “Non-Equity Incentive Plan Compensation” were earned by the executive in 2008 and represent amounts related to 2008 awards pursuant to the Executive Annual Incentive Plan. Amounts in this column for 2007 include payments in March 2008 with respect to the 2007 Cash Awards in Lieu of Long-Term Incentive Award under the Omnibus Plan, which were for Messrs. Shapard, $337,500; Trimble, $125,000 and Davis, $50,000; and for Ms. Jackson, $37,500.
(7)	Amounts reported under this column include the aggregate increase in actuarial value of the EFH Retirement Plan and its EFH Corp. Supplemental Retirement Plan. For a more detailed description of these plans, please see “– Compensation Discussion and Analysis – Compensation Elements – Deferred Compensation and Retirement Plans.” Messrs. Trimble, Davis and Jenkins, and Ms. Jackson are covered under the traditional defined benefit component and Mr. Shapard is covered under the cash balance component. For a more detailed description of our retirement plans, please refer to the narrative that follows the Pension Benefits table below. There are no above-market or preferential earnings for nonqualified deferred compensation.
(8)	Amounts reported as “All Other Compensation” for 2008 are attributable to the executive’s participation in certain plans and as described in the following table:

2008 “All Other Compensation” Components for Named Executive Officers

Name	EFH Thrift Plan Company Match (i)	EFH Salary Deferral Program Company Match (ii)	Split-Dollar Life Insurance Program Payments (iii)	Perquisites (iv)	Total
Robert S. Shapard	—	$52,000	—	$23,247	$75,247

Rob D. Trimble III	$10,523	$27,750	$33,361	$15,294	$86,928

David M. Davis	$9,660	$18,400	—	$12,916	$40,976

Brenda L. Jackson	$10,350	$20,560	$29,431	$18,439	$78,780

Charles W. Jenkins III	$9,702	$23,788	$19,264	$14,406	$67,160

(i)	Amounts represent company matching amounts under the EFH Thrift Plan, plus an additional $500 deposited into EFH Thrift Plan accounts in April 2008, representing amounts distributed in connection with the distribution of a component of the EFH Thrift Plan as a result of the Merger. For a discussion of the EFH Thrift Plan, please see “– Compensation Discussion and Analysis – Compensation Elements – Deferred Compensation and Retirement Plans.”
(ii)	Amounts represent company matching amounts under the EFH Salary Deferral Program. Please refer to the narrative that follows the Nonqualified Deferred Compensation table below for a more detailed description of the EFH Salary Deferral Program and the matching formula.

(iii)	Amounts represent premium and tax gross-up payments pursuant to the Split-Dollar Life Insurance Program. Mr. Shapard and Mr. Davis are not eligible to participate in the program because the program was frozen to new participants prior to their qualifying for participation. Amounts in this column for Mr. Trimble represent the aggregate amount of payments pursuant to the program. Mr. Trimble participated in the program on a split-dollar basis prior to August 2002 and has participated in the program on a non-split-dollar basis since August 2002. Because premium payments for Mr. Trimble were made on a non-split-dollar life insurance basis during 2008, such premiums, amounting to $12,886, were fully taxable to him, and Oncor provided tax gross-up payments of $7,391 to offset the effect of such taxes. Additional interest of $8,315 was attributed to Mr. Trimble in 2008 relative to premium payments which had been made on his behalf prior to August 1, 2002, and Oncor provided tax gross-up payments of $4,769 to offset the effect of taxes on such payments. Because premium payments for Oncor’s remaining participating Named Executive Officers were made on a split-dollar life insurance basis during 2008, interest on the plan-to-date cumulative premiums were taxable to those Named Executive Officers, and Oncor provided tax gross-up payments to offset the effect of such taxes. For the remaining participating Named Executive Officers during 2008, the amounts reported attributable to the interest on the aggregate amount of premiums amounted to the following for Ms. Jackson, $18,703 and Mr. Jenkins, $12,242. The amount reported also includes tax gross-ups provided to offset the effect of taxes on the interest during 2008 as follows for Ms. Jackson, $10,728 and Mr. Jenkins, $7,022. For a discussion of the Split-Dollar Life Insurance Program, please see ““– Compensation Discussion and Analysis – Compensation Elements – Deferred Compensation and Retirement Plans.”
(iv)	Amounts reported under this column represent the aggregate amount of perquisites received by each Named Executive Officer. Those perquisites are detailed in the following table. Amounts reported in the table below represent the actual cost to Oncor for the perquisites provided. For a discussion of the perquisites received by our effective officers, please see ““– Compensation Discussion and Analysis – Compensation Elements – Perquisites and Other Benefits.”

2008 Perquisites for Named Executive Officers

Name	Financial Planning	Executive Physical	Physical Fitness Club Dues	Country Club and/or Luncheon Club Dues	Other (i)	Total
Robert S. Shapard	$9,730	$2,071	$92	$8,154	$3,200	$23,247

Rob D. Trimble III	$8,530	$1,254	$92	$5,148	$270	$15,294

David M. Davis	$10,685	$2,139	$92	—	—	$12,916

Brenda L. Jackson	$8,530	$2,350	$92	$7,467	—	$18,439

Charles W. Jenkins III	$8,530	—	$92	$5,784	—	$14,406

(i)	Amounts in the “Other” column for Mr. Shapard and Mr. Trimble represent the cost of event tickets.

The following table sets forth information regarding grants of plan-based awards to Named Executive Officers during the fiscal year ended December 31, 2008.

Grants of Plan-Based Awards – 2008

Name	Grant Date (1)	Action Date(1)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Option Awards: Number of Securities Underlying Options/ SAR Awards (#)(4)	Exercise or Base Price of Option/ SAR Awards ($/ Sh)(5)	Grant Date Fair Value of Option/ SAR Awards ($)
			Thres- hold ($)	Target ($)	Max. ($)	Thres- hold (#)	Target (#)	(Max) (#)
Robert S. Shapard	—	—	243,750	487,500	975,000	—	—	—	—	—	—
	11/5/08	10/29/08	—	—	—	—	1,500,000	1,500,000	—	10.00	(6)
	11/5/08	10/29/08	—	—	—	—	—	—	2,250,000	10.00	(6)

Rob D. Trimble III	—	—	84,375	168,750	337,500	—	—	—	—	—	—

David M. Davis	—	—	49,167	98,333	196,666	—	—	—	—	—	—
	11/5/08	10/29/08	—	—	—	—	240,000	240,000	—	10.00	(6)
	11/5/08	10/29/08	—	—	—	—	—	—	360,000	10.00	(6)

Brenda L. Jackson	—	—	51,400	102,800	205,600		—	—	—	—	—
	11/5/08	10/29/08	—	—	—	—	312,000	312,000	—	10.00	(6)
	11/5/08	10/29/08	—	—	—	—	—	—	468,000	10.00	(6)

Charles W. Jenkins III	—	—	48,333	96,665	193,330	—	—	—	—	—	—
	11/5/08	10/29/08	—	—	—	—	312,000	312,000	—	10.00	(6)
	11/5/08	10/29/08	—	—	—	—	—	—	468,000	10.00	(6)

(1)	The dates reported in “Grant Date” reflect the deemed effective date of each equity-related grant, whereas the dates reported in “Action Date” reflect the date on which the O&C Committee approved such awards.
(2)	The amounts reported in these columns reflect the threshold, target and maximum amounts available under the Executive Annual Incentive Plan. Threshold, target and maximum amounts were determined by the O&C Committee on February 18, 2008 and final awards were granted by the O&C Committee on February 18, 2009. The actual awards for the 2008 plan year will be paid in March 2009 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.” Please see “– Compensation Discussion and Analysis – Compensation Elements – Executive Annual Incentive Plan” for a discussion of the Executive Annual Incentive Plan.
(3)	The amounts reported in these columns represent the number of performance-based SARs granted to the individual in 2008 under the SARs Plan that were not vested as of December 31, 2008. In order to be eligible to receive a SARs grant, the individual was required to participate in the Management Investment Opportunity. The number of SARs granted to the individual was based in part upon the size of the individual’s investment in Investment LLC pursuant to the Management Investment Opportunity. As of December 31, 2008, 20% of the performance-based SARs were vested. See “– Compensation Discussion and Analysis – Compensation Elements – Long-Term Incentives – Stock Appreciation Rights” for more information.
(4)	The amounts reported in these columns represent the number of time-based SARs granted to the individual in 2008 under the SARs Plan and the number of performance-based SARs granted to the individual that were vested as of December 31, 2008. In order to be eligible to receive a SARs grant, the individual was required to participate in the Management Investment Opportunity. The number of SARs granted to the individual was based in part upon the size of the individual’s investment in Investment LLC pursuant to the Management Investment Opportunity. As of December 31, 2008, 20% of the time-based SARs and 20% of the performance-based SARs for each individual were vested. However, none of these vested SARs are currently exercisable. See “–Compensation Discussion and Analysis – Compensation Elements – Long-Term Incentives – Stock Appreciation Rights” for more information.
(5)	The amounts reported in this column represent the base price of SARs awards.

(6)	There is no compensation expense related to the SARs awards under SFAS 123R for the entire performance period. No compensation expense exists under SFAS 123R because it is not probable that any event pursuant to the SARs Plan that would allow any SARs to become exercisable would take place.

Our executive officers and certain key employees were given the option to purchase Class B Interests of Investment LLC in 2008 pursuant to the Management Investment Opportunity offered under the Equity Interests Plan. Each participant in the Management Investment Opportunity purchased Class B Interests at a price of $10.00 per unit, which was the same price per unit to the price per unit paid by Texas Transmission in connection with its November 2008 investment in Oncor. Because the Class B Interests were purchased for fair market value, they are not included in the Grants of Plan-Based Awards table as stock awards.

The Named Executive Officers beneficially own the following amounts of Class B Interests: Mr. Shapard: 300,000; Mr. Davis: 50,000; Ms. Jackson: 75,000; and Mr. Jenkins: 75,000. The amounts of Class B Interests each participant could purchase were determined by the O&C Committee. Each participant was permitted to use his or her funds in the EFH Salary Deferral Program to purchase the Class B Interests. All Class B Interests purchased using funds held in the EFH Salary Deferral Program are held of record by the EFH Salary Deferral Program for the benefit of the respective participants. Mr. Davis and Mr. Jenkins each elected to purchase Class B Interests using EFH Salary Deferral Program funds. As a result, 19,868 of Mr. Davis’s Class B Interests and 14,509 of Mr. Jenkins’s Class B Interests are held of record by the EFH Salary Deferral Program.

The following table sets forth information regarding SARs awards held by Named Executive Officers as of December 31, 2008:

Outstanding Equity Awards at Fiscal Year-End – 2008

Name	Grant Year	Option/SAR Awards
		Number of Securities Underlying Unexercised Options/ SARs Exercisable (#)	Number of Securities Underlying Unexercised Options/ SARs Unexercisable (#)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options/ SARs (#)(2)	Option/ SAR Exercise Price ($)	Option/ SAR Exercise Date
Robert S. Shapard	2008	—	2,250,000	1,500,000	$10.00	—

Rob D. Trimble III (3)	2008	—	—	—	—	—

David M. Davis	2008	—	360,000	240,000	$10.00	—

Brenda L. Jackson	2008	—	468,000	312,000	$10.00	—

Charles W. Jenkins III	2008	—	468,000	312,000	$10.00	—

(1)	In 2008, the O&C Committee granted time-based SARs to Named Executive Officers in the following amounts: Mr. Shapard: 1,875,000, Mr. Davis: 300,000, Ms. Jackson: 390,000 and Mr. Jenkins: 390,000. These SARs become vested with respect to 20% of the Oncor equity interests subject to such awards on each of the first five anniversaries of October 10, 2007. Even after vesting, these time-based SARs do not become exercisable until certain events occur as described in the SARs Plan. The amounts in this column include time-based SARs that were vested as of December 31, 2008 but which are currently unexercisable. These time-based SARs vested on October 10, 2008 in accordance with the SARs Plan. Amounts in this column also include performance-based SARs that vested on December 31, 2008 in accordance with the SARs Plan. Please see the footnote (2) below for a description of the vesting provisions of the performance-based SARs. None of the vested time-based SARs or vested performance-based SARs are currently exercisable pursuant to the SARs Plan. We do not award options to any of our employees. For additional information, refer to “– Compensation Discussion and Analysis – Compensation Elements – Long-Term Incentives – Stock Appreciation Rights.”
(2)	In 2008, the O&C Committee granted performance-based SARs to Named Executive Officers in the following amounts: Mr. Shapard: 1,875,000, Mr. Davis: 300,000, Ms. Jackson: 390,000 and Mr. Jenkins: 390,000. These SARs become vested as to 20% of the Oncor equity interests subject to such awards at the end of each of Oncor’s five fiscal years (which end each December 31) between 2008 and 2012, provided that Oncor meets specified financial targets. Even after vesting, these performance-based SARs do not become exercisable until certain events occur as described in the SARs Plan. On December 31, 2008, 20% of these performance-based SARs vested in accordance with the SARs Plan and are not included in this column. The amounts in this column include only those performance-based SARs that have not vested as of December 31, 2008. In the event we fail to meet a specified financial target in a given fiscal year, under certain circumstances the applicable award may vest in a subsequent year if cumulative targets including such year are met. For additional information, refer to “– Compensation Discussion and Analysis – Compensation Elements – Long-Term Incentives – Stock Appreciation Rights.”
(3)	The number of SARs awarded to each officer in 2008 was dependent in part upon the amount invested by such officer in Investment LLC pursuant to the Management Investment Opportunity. Mr. Trimble elected not to participate in the Management Investment Opportunity in 2008 and as a result received no SARs.

The Management Investment Opportunity impacted the issuance of SARs under the Stock Appreciation Rights Plan. In order to be eligible to receive a SARs grant, the individual was required to participate in the Management Investment Opportunity. The number of SARs granted to the individual was based in part upon the size of the individual’s investment in Investment LLC pursuant to the Management Investment Opportunity. For a more detailed discussion of the Management Investment Opportunity and SARs, please see “– Compensation Discussion and Analysis – Compensation Elements – Long-Term Incentives.”

The following table sets forth information regarding Oncor’s participation in the EFH Corp. retirement plans that provide for benefits, in connection with, or following, the retirement of Named Executive Officers for the fiscal year ended December 31, 2008:

Pension Benefits – 2008

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Robert S. Shapard	EFH Retirement Plan EFH Supplemental Retirement Plan	23.0833 23.0833	243,592 317,549	— —

Rob D. Trimble III	EFH Retirement Plan EFH Supplemental Retirement Plan	35.2500 35.2500	1,118,454 1,063,421	— —

David M. Davis	EFH Retirement Plan EFH Supplemental Retirement Plan	16.5000 16.5000	234,164 86,541	— —

Brenda L. Jackson	EFH Retirement Plan EFH Supplemental Retirement Plan	33.1667 33.1667	915,782 631,529	— —

Charles W. Jenkins III	EFH Retirement Plan EFH Supplemental Retirement Plan	32.6667 32.6667	793,479 425,601	— —

(1)	Accredited service for each of the plans is determined based on an employee’s age and hire date. Employees hired prior to January 1, 1985 became eligible to participate in the plan the month after their completion of one year of service and attainment of age 25. Employees hired after January 1, 1985 became eligible to participate in the plan the month after their completion of one year of service and attainment of age 21. Once an employee becomes eligible to participate in the plan, he or she receives credit for the number of years and full calendar months that he or she is employed by EFH Corp. or one of its participating subsidiaries.

EFH Corp. and its participating subsidiaries, including Oncor, maintain the EFH Retirement Plan, which is qualified under applicable provisions of the Code and covered by ERISA. The EFH Retirement Plan contains both a traditional defined benefit component and a cash balance component. Only employees hired before January 1, 2002 may participate in the traditional defined benefit component. All new employees hired after January 1, 2002 are in the cash balance component. In addition, the cash balance component covers employees previously covered under the traditional defined benefit component who elected to convert the actuarial equivalent of their accrued traditional defined benefit to the cash balance component during a special one-time election opportunity effective in 2002.

Annual retirement benefits under the traditional defined benefit component, which applied during 2008 to Messrs. Trimble, Davis and Jenkins and to Ms. Jackson are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant’s average annual earnings (base salary) during his or her three years of highest earnings. Under the cash balance component, which covers Mr. Shapard, a hypothetical account is established for participants and credited with monthly contribution credits equal to a percentage of the participant’s compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant’s combined age and years of accredited service), plus interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year. Benefits paid under the traditional defined benefit component of the EFH Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code.

The EFH Supplemental Retirement Plan provides for the payment of retirement benefits, which would otherwise be limited by the Code or the definition of earnings under the EFH Retirement Plan. The EFH Supplemental Retirement Plan also provides for the payment of retirement compensation that is not otherwise payable under the EFH Retirement Plan that EFH Corp. or its participating subsidiaries, including Oncor, are obligated to pay under contractual arrangements. Under the EFH Supplemental Retirement Plan, retirement benefits are calculated in accordance with the same formula used under the EFH Retirement Plan, except that, with respect to calculating the portion of the EFH Supplemental Retirement Plan benefit attributable to service under the traditional defined benefit component of the EFH Retirement Plan, earnings also include Executive Annual Incentive Plan awards. These amounts are reported under the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

The table set forth above illustrates present value on December 31, 2008 of each Named Executive Officer’s EFH Retirement Plan benefit and benefits payable under the EFH Supplemental Retirement Plan, based on his or her years of service and remuneration through December 31, 2008. Benefits accrued under the EFH Supplemental Retirement Plan after December 31, 2004 are subject to Section 409A of the Code. Accordingly, certain provisions of the EFH Supplemental Retirement Plan have been modified in order to comply with the requirements of Section 409A and related guidance.

The present value of accumulated benefit for the traditional benefit component of the EFH Retirement Plan was calculated based on the executive’s straight life annuity payable at the earliest age that unreduced benefits are available under the EFH Retirement Plan (generally age 62). Post-retirement mortality was based on the RP2000 Combined Healthy mortality table projected 10 years using scale AA. A discount rate of 6.90% was applied and no pre-retirement mortality or turnover was reflected.

The present value of accumulated benefit for the cash balance component of the EFH Retirement Plan was calculated as the value of the executive’s cash balance account projected to age 65 at an assumed growth rate of 4.75% and then discounted back to December 31, 2008 at 6.90%. No mortality or turnover assumptions were applied.

The following table sets forth information regarding plans that provide for the deferral of our Named Executive Officers’ compensation on a basis that is not tax-qualified for the fiscal year ended December 31, 2008:

Nonqualified Deferred Compensation – 2008

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)(3)	Aggregate Balance at Last FYE ($) (4)

Robert S. Shapard EFH Salary Deferral Program	52,000	52,000	(67,679)	—	218,994
Omnibus Plan	—	—	1,142	8,316,294	—

Rob D. Trimble III EFH Salary Deferral Program	27,750	27,750	2,191	—	882,453
Deferred and Incentive Compensation Plan	—	—	460	1,180,431	—

David M. Davis EFH Salary Deferral Program	18,400	18,400	(12,075)	—	227,192

Brenda L. Jackson EFH Salary Deferral Program	20,560	20,560	(210,148)	74,244	246,213
Deferred and Incentive Compensation Plan	—	—	405	1,039,367	—

Charles W. Jenkins III EFH Salary Deferral Program	23,788	23,788	1,548	—	199,776
Deferred and Incentive Compensation Plan	—	—	441	1,133,641	—

(1)	Amounts in this column represent salary deferrals pursuant to the EFH Salary Deferral Program and are included in the “Salary” amounts in the Summary Compensation Table above.
(2)	Amounts in this column represent company-matching awards pursuant to the EFH Salary Deferral Program and are included in the “All Other Compensation” amounts in the Summary Compensation Table above.
(3)	Amounts in this column represent with respect to the Deferred and Incentive Compensation Plan reflect amounts distributed in January 2008 as a result of the termination of the Deferred and Incentive Compensation Plan in connection with the Merger. Please see “Deferred and Incentive Compensation Plan” below for a more detailed discussion of this plan. Amounts in this column with respect to Mr. Shapard under the Omnibus Plan represent the January 2008 payment to Mr. Shapard in connection with the Omnibus Plan’s termination. At the time of the Merger, all TXU Corp. common stock awards under the Omnibus Plan were vested and each share was exchanged for the per share cash consideration given to TXU Corp. stockholders in connection with the Merger. Participants in the Omnibus Plan, other than certain senior officers of EFH Corp. and its subsidiaries, including Mr. Shapard, received these cash payments at the closing of the Merger. Cash amounts relating to the accounts of these senior officers, including Mr. Shapard, were held in trust and distributed in January 2008.
(4)	Amounts in this column represent the balance of each Named Executive Officer’s account in the EFH Salary Deferral Program.

The material terms of the EFH Salary Deferral Program and the Deferred and Incentive Compensation Plan are described below:

Salary Deferral Program

Under the EFH Salary Deferral Program each employee of EFH Corp. and its participating subsidiaries, including Oncor, who is in a designated job level and whose annual salary is equal to or greater than an amount established under the EFH Salary Deferral Program ($110,840 for the program year beginning January 1, 2008) may elect to defer up to 50% of annual base salary, and/or up to 100% of any bonus or incentive award. This deferral may be made for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof, at the election of the employee. Oncor makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the EFH Salary Deferral Program. These matching awards vest over seven years of continuous employment, or immediately upon a change of control.

Deferrals are credited with earnings or losses based on the performance of investment alternatives under the EFH Salary Deferral Program selected by each participant. At the end of the applicable maturity period, the trustee for the EFH Salary Deferral Program distributes the deferrals and the applicable earnings in cash as a lump sum or in annual installments at the participant’s election made at the time of deferral. Oncor is financing the retirement option portion of the EFH Salary Deferral Program through the purchase of corporate-owned life insurance on the lives of participants. The proceeds from such insurance are expected to allow us to fully recover the cost of the retirement option.

Deferred and Incentive Compensation Plan

Certain of our executive officers were participants in the Deferred and Incentive Compensation Plan. The Deferred and Incentive Compensation Plan was offered until March 31, 2005, when the plan was closed to new participants and new deferrals by existing participants. Under the plan, executives were permitted to defer a percentage of their base salary not to exceed a maximum percentage determined by the O&C Committee for each plan year and in any event not to exceed 15% of the participant’s base salary. Oncor then made a matching award equal to 150% of the participant’s deferred salary. All contributions under the Deferred and Incentive Compensation Plan were placed in a trust. The trustee of the trust purchased TXU Corp. common stock with an amount of cash equal to each participant’s deferred salary and matching award, and accounts were established for each participant containing performance units equal to such number of common shares. On the expiration of a five-year maturity period, the value of the participant’s maturing accounts were paid in cash based upon the then-current value of the performance units. The Deferred and Incentive Compensation Plan was terminated in connection with the Merger, and all shares held by the trustee at that time were converted into cash. The cash held in trust was distributed to participants in January 2008.

Potential Payments upon Termination or Change in Control

The tables and narrative below provide information for payments to Oncor’s Named Executive Officers (or, as applicable, enhancements to payments or benefits) in the event of termination including retirement, voluntary, for cause, death, disability, without cause or change in control.

In 2008, all of our executive officers were eligible to receive benefits under the terms of the EFH Change in Control Policy and the EFH Severance Plan, as discussed under “– Contingent Payments – Change in Control Policy” and “– Severance Plan,” respectively. In addition to the provisions of those plans, the EFH Salary Deferral Program provides that all company-matching awards will become automatically vested in the event of a change in control.

Early retirement benefits under the EFH Retirement Plan are available to all of our employees upon their attainment of age 55 and achievement of 15 years of accredited service. Benefits under the EFH Supplemental Retirement Plan are subject to the same age and service restrictions, but are only available to our executive officers. As of December 31, 2008 Mr. Shapard and Mr. Davis were not eligible to retire because neither met the age and accredited service requirements. However, because Mr. Shapard participates in the cash balance component of the EFH Retirement Plan and the EFH Supplemental Retirement Plan, and because he has achieved 10 years of accredited service, he may withdraw his full account balances under each plan upon termination of his employment. Upon achievement of the age and service requirements, executive officers are entitled to receive their full account balance upon termination. No additional potential payments will be triggered by any termination of employment or change in control, and as a result no amounts are reported in the tables below for such plans. For a more detailed discussion of the retirement plans, please see the Pension Benefits table above and the narrative following the Pension Benefits table.

The named executive officers may receive certain payments upon their termination or a change of control pursuant to the EFH Salary Deferral Program. The amounts listed in the tables below regarding the EFH Salary Deferral Program only represent the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control. Previously vested amounts and contributions made to such plan by each named executive officer are disclosed in the Nonqualified Deferred Compensation table above. For a more detailed discussion of the EFH Salary Deferral Program, please see the Nonqualified Deferred Compensation table above and the narrative following the Nonqualified Deferred Compensation table.

In addition, the SARs Plan provides that certain SARs will become exercisable in the event of certain terminations of employment or a change of control. However, in the event any SARs became exercisable as of December 31, 2008, no payments would be owed to such officers as the base price of such SARs ($10.00) would not exceed the fair market value of such SARs.

No executive officer is party to any employment or other agreement that provides for additional benefits upon a termination of employment or change in control.

The information below is presented assuming termination of employment and other information as of December 31, 2008.

1. Mr. Shapard

Potential Payments to Mr. Shapard Upon Termination

Benefit	Voluntary	For Cause	Death	Disability	Without Cause	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance	—	—	—	—	$1,787,500	$2,275,000

Executive Annual Incentive Plan	—	—	$526,500	$526,500	—	—

EFH Salary Deferral Program(1)	—	—	$52,217	$52,217	—	$52,217
Health & Welfare

- Medical/COBRA(2)	—	—	—	—	$10,226	$10,226

- Dental/COBRA(2)	—	—	—	—	$951	$951
Other

- Outplacement Assistance	—	—	—	—	$195,000	$195,000
Totals	—	—	$578,717	$578,717	$1,993,677	$2,533,394

(1)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(2)	Amount reported is the difference between COBRA rates and employee rates for the period provided under the EFH Severance Plan and EFH Change in Control Policy.

2. Mr. Trimble

Potential Payments to Mr. Trimble Upon Termination

Benefit	Retirement	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance	—	—	—	—	—	$514,063	$514,063

Executive Annual Incentive Plan	$197,438	—	—	$197,438	$197,438	—	—

EFH Salary Deferral Program(1)	—	—	—	$27,075	$27,075	—	$27,075
Health & Welfare

- Medical/COBRA (2)	—	—	—	—	—	$7,944	$7,944

- Dental/COBRA (2)	—	—	—	—	—	$742	$742
Other

- Outplacement Assistance	—	—	—	—	—	$75,000	$75,000

- Split-Dollar Life Insurance(3)	$33,361	—	—	$1,595,000	$33,361	$33,361	$33,361

Totals	$230,799	—	—	$1,819,513	$257,874	$631,110	$658,185

(1)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(2)	Amount reported is the difference between COBRA rates and employee rates for the period provided under the EFH Severance Plan and EFH Change in Control Policy.
(3)	Amount reported, other than in the case of death, is the yearly premium and tax gross-up. Amount reported in the case of death is the death benefit payable by the insurance provider.

3. Mr. Davis

Potential Payments to Mr. Davis Upon Termination

Benefit	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance	—	—	—	—	$325,750	$325,750

Executive Annual Incentive Plan	—	—	$97,350	$97,350	—	—

EFH Salary Deferral Program(1)	—	—	$14,810	$14,810	—	$14,810
Health & Welfare

- Medical/COBRA(2)	—	—	—	—	$11,999	$11,999

- Dental/COBRA(2)	—	—	—	—	$1,116	$1,116
Other

- Outplacement Assistance	—	—	—	—	$45,000	$45,000
Totals	—	—	$112,160	$112,160	$383,865	$398,675

(1)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(2)	Amount reported is the difference between COBRA rates and employee rates for the period provided under the EFH Severance Plan and EFH Change in Control Policy.

4. Ms. Jackson

Potential Payments to Ms. Jackson Upon Termination

Benefit	Retirement	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance	—	—	—	—	—	$359,800	$359,800

Executive Annual Incentive Plan	$101,772	—	—	$101,772	$101,772	—	—

EFH Salary Deferral Program (1)	—	—	—	$18,233	$18,233	—	$18,233
Health & Welfare

- Medical/COBRA(2)	—	—	—	—	—	$3,630	$3,630

- Dental/COBRA (2)	—	—	—	—	—	$336	$336
Other

- Outplacement Assistance	—	—	—	—	—	$38,550	$38,550

- Split-Dollar Life Insurance(3)	$29,431	—	—	$1,420,000	$29,431	$29,431	$29,431
Totals	$131,203	—	—	$1,540,005	$149,436	$431,747	$449,980

(1)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(2)	Amount reported is the difference between COBRA rates and employee rates for the period provided under the EFH Severance Plan and EFH Change in Control Policy.
(3)	Amount reported, other than in the case of death, is the yearly premium and tax gross-up. Amount reported in the case of death is the death benefit payable by the insurance provider.

5. Mr. Jenkins

Potential Payments to Mr. Jenkins Upon Termination

Benefit	Retirement	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance	—	—	—	—	—	$333,033	$333,033

Executive Annual Incentive Plan	$113,098	—	—	$113,098	$113,098	—	—

EFH Salary Deferral Program (1)	—	—	—	$27,341	$27,341	—	$27,341
Health & Welfare

- Medical/COBRA(2)	—	—	—	—	—	$11,953	$11,953

- Dental/COBRA(2)	—	—	—	—	—	$1,116	$1,116
Other

- Outplacement Assistance	—	—	—	—	—	$41,250	$41,250

- Split-Dollar Life Insurance(3)	$19,263	—	—	$1,200,000	$19,263	$19,263	$19,263

Totals	$132,361	—	—	$1,340,439	$159,702	$406,615	$433,956

(1)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(2)	Amount reported is the difference between COBRA rates and employee rates for the period provided under the EFH Severance Plan and EFH Change in Control Policy.
(3)	Amount reported, other than in the case of death, is the yearly premium and tax gross-up. Amount reported in the case of death is the death benefit payable by the insurance provider.

Director Compensation

The table below sets forth information regarding the aggregate compensation paid to the members of the current and former board of directors during the fiscal year ended December 31, 2008. Directors who are officers, or former officers, of Oncor and directors who are not independent directors, do not receive any fees for service as a director. Oncor reimburses all directors for reasonable expenses incurred in connection with their services as directors.

Name (1)	Fees Earned or Paid in Cash ($)(1)	Total ($)
Nora Mead Brownell	$150,000	$187,500

Thomas M. Dunning	$150,000	$187,500

Robert A. Estrada	$150,000	$187,500

Monte E. Ford(2)	$150,000	$150,000

William T. Hill, Jr.	$150,000	$187,500

Richard W. Wortham III	$150,000	$187,500

Richard C. Byers (3)	—	—

Jeffrey Liaw	—	—

Marc S. Lipschultz	—	—

Robert S. Shapard	—	—

Steven J. Zucchet (3)	—	—

(1)	Independent directors on our board of directors each receive a quarterly director’s fee of $37,500, which is paid in cash in arrears. In 2008, Ms. Brownell and Messrs. Dunning, Estrada, Hill and Wortham, each of whom was a member of our board of directors in 2007, also received an additional fee of $37,500 in 2007 for their director services attributable to 2007. Non-independent directors do not receive any fees for serving on our board of directors. For a description of the independence standards applicable to our independent directors, please see “Certain Relationships and Related Transactions, and Director Independence.”
(2)	Mr. Ford was appointed to the board of directors effective February 20, 2008.
(3)	Messrs. Byers and Zucchet were appointed to the board of directors effective November 5, 2008.

Subsequent Developments – 2009 Equity and SARs Issuances

Eligible participants in the Equity Interests Plan include non-employee directors, and our board of directors has granted independent directors the option to participate in the Equity Interests Plan. None of our directors purchased Class B Interests in 2008. However, effective January 2009 four of our independent directors, Messrs. Dunning, Estrada, Ford and Wortham, purchased the following amounts of Class B Interests pursuant to the Equity Interests Plan: Dunning: 20,000, Estrada: 5,000, Ford: 20,000 and Wortham: 10,000. Similar to the Management Investment Opportunity, these Class B Interests were purchased at a price of $10.00 per unit. In connection with their investments, these directors entered into director stockholder agreements and sale participation agreements. For a description of the material terms of these agreements, please see “Certain Relationships and Related Transactions, and Director Independence – Related Party Transactions – Agreements with Management and Directors.”

In connection with these investments, Oncor Holdings sold 55,000 of its equity interests in Oncor to Investment LLC at a price of $10.00 per unit pursuant to the terms of a revolving stock purchase agreement. For a description of the revolving stock purchase agreement, please see “- Elements of Compensation – Long-Term Incentives – Equity Interests Plan and Management Investment Opportunity.”

On February 25, 2009, Oncor implemented the Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan (Director SARs Plan). The O&C Committee has the authority to administer the Director SARs Plan and to make awards under the Director SARs Plan. The awards under the Director SARs Plan will have a base price equal to the fair market value per unit of Oncor’s limited liability company interests (LLC Units) on the date of the grant and will allow participants to participate in the economic equivalent of the appreciation of the LLC Units.

Under the SARs Plan, the O&C Committee may grant SARs, which SARs shall vest in equal quarterly installments over a two year period commencing on the grant date. All SARs become exercisable upon the occurrence of (1) termination of the director’s service to Oncor or certain specified entities for any reason other than for “cause” (as defined in the Director SARs Plan) in connection with or following a “change in control” (as defined in the Director SARs Plan); (2) except as otherwise provided in an award letter and subject to the participant’s continued service with Oncor on the date of the applicable event, vested SARs become exercisable as to the LLC Units subject to such vested SARs immediately prior to an “EFH realization event” (as defined in the SARs Plan) in the same proportion as EFH Corp. or certain associated persons realize liquidity in connection with such event; (3) except as otherwise provided in an award letter, upon the termination of the participant’s service with Oncor or certain specified entities for any reason other than for cause, any vested SARs will become exercisable with respect to (a) 100% of the LLC Units subject to such SARs in the event of a change in control or “liquidity event” (as defined in the Director SARs Plan), or (b) upon an EFH realization event, the same proportion as EFH Corp. or certain associated persons realize liquidity in connection with such event. In the event a participant’s services with Oncor or certain specified entities is terminated for cause, all SARs, whether or not vested, shall immediately expire without any entitlement to payment. In addition to the foregoing, Oncor’s board of directors and the O&C Committee have the right to accelerate vesting and exercisability of a participant’s award under the SARs Plan.

The SARs may be exercised in part or in full prior to their termination. Upon the exercise of an award, the participant will be entitled to receive a cash payment equal to the product of (1) the difference between the fair market value per LLC Unit on the date giving rise to the payment and the fair market value at the time of the award grant, and (2) the number of SARs exercised by the participant. In the event of an initial public offering of LLC Units or equity interests of a successor vehicle, the awards may be satisfied in equity interests of the public company, cash or a combination of both, at the election of Oncor’s board of directors.

Generally, awards under the Director SARs Plan terminate on the tenth anniversary of the grant, unless the participant’s service is earlier terminated. The Director SARs Plan will terminate on the later of November 5, 2018 or immediately following Oncor’s satisfaction of all of its payment obligations with respect to any outstanding awards, although Oncor’s board of directors does have the ability to terminate the plan earlier.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED EQUITY HOLDER MATTERS

Equity Compensation Plan Information

The following table presents information concerning the Equity Interest Plan as of February 27, 2009. For a discussion of the Equity Interests Plan and the securities issuable under the plan, please see “Directors, Executive Officers and Corporate Governance – Compensation Discussion & Analysis – Compensation Elements – Long-Term Incentives – Equity Interests Plan and Management Investment Opportunity.”

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	209,860
Total	—	—	209,860

Although our board of directors has adopted stock appreciation rights plans for members of management and directors, neither of these plans result in the issuance of equity. Rather, SARs issued under these plans give the holders the right to receive the economic value of the appreciation of Oncor’s equity interests.

Security Ownership of Equity Interests of Oncor of Certain Beneficial Owners and Management

The following table lists the number of limited liability company units (LLC Units) of Oncor beneficially owned by directors and current executive officers of Oncor and the holders of more than 5% of Oncor’s LLC Units as of February 27, 2009.

Name	Amount and Nature of Beneficial Ownership	Percent of Class
Oncor Electric Delivery Holdings Company (1)	508,209,860	80.03%

Texas Transmission Investment LLC (2)	125,412,500	19.75%

The Goldman Sachs Group Inc. (3)	508,209,860	80.03%

TPG Capital, L.P. (4)	508,209,860	80.03%

Kohlberg Kravis Roberts & Co. L.P. (5)	508,209,860	80.03%

Name of Director or Executive Officer
Nora Mead Brownell	—	—

Richard C. Byers	—	—

Don J. Clevenger (6)	1,377,640	(7)

David M. Davis (6)	1,377,640	(7)

Thomas M. Dunning (6)	1,377,640	(7)

Debra L. Elmer (6)	1,377,640	(7)

Robert A. Estrada (6)	1,377,640	(7)

Monte E. Ford (6)	1,377,640	(7)

James A. Greer (6)	1,377,640	(7)

William T. Hill, Jr.	—	—

Brenda L. Jackson (6)	1,377,640	(7)

Charles W. Jenkins III (6)	1,377,640	(7)

Jeffrey Liaw (4)	508,209,860	(7)

Marc S. Lipschultz (5)	508,209,860	(7)

Brenda J. Pulis (6)	1,377,640	(7)

Robert S. Shapard (6)	1,377,640	(7)

Rob D. Trimble III	—	—

Richard W. Wortham III (6)	1,377,640	(7)

Steven J. Zucchet	—	—
All directors and current executive officers as a group (19 persons)	509,587,500	80.25%

1.	Oncor Holdings beneficially owns 508,209,860 LLC Units of Oncor. The sole member of Oncor Holdings is Intermediate Holding, whose sole member is EFH Corp. The address of each of Oncor Holdings, Intermediate Holding and EFH Corp. is 1601 Bryan Street, Dallas, TX 75201. Texas Holdings beneficially owns 98.99% of the outstanding shares of EFH Corp. The sole general partner of Texas Holdings is Texas Energy Future Capital Holdings LLC (Texas Capital), which, pursuant to the Amended and Restated Limited Partnership Agreement of Texas Holdings, has the right to vote all of the EFH Corp. shares owned by Texas Holdings. The address of both Texas Holdings and Texas Capital is 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

2.	Texas Transmission beneficially owns 125,412,500 LLC Units of Oncor. The sole member of Texas Transmission is Texas Transmission Holdings Corporation (TTHC). The address of each of Texas Transmission and TTHC is 1105 North Market Street, Suite 1300, Wilmington, DE 19801. BPC Health Corporation (BPC Health) and Borealis Power Holdings Inc. (Borealis Power) may be deemed, as a result of their ownership of 49.5% of the shares of Class A Common Stock of TTHC (Class A Shares) and 49.5% of the shares of Class B Common Stock of TTHC (Class B Shares), respectively, and certain provisions of TTHC’s Shareholders Agreement, to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. OMERS Administration Corporation (OAC) beneficially owns BPC Health and, therefore, OAC may also be deemed to have beneficial ownership of such LLC Units. Borealis Power is wholly-owned by Borealis Infrastructure Corporation and Borealis Management Trust owns 70% of the voting shares of Borealis Infrastructure Corporation. The trustee of Borealis Management Trust is Borealis Infrastructure Holdings Corporation and, therefore, Borealis Infrastructure Holdings Corporation may also be deemed to have beneficial ownership of such LLC Units. The address of OAC is One University Avenue, Suite 700, Toronto, Ontario M5J 2P1, Canada. The address of Borealis Infrastructure Holdings Corporation is 66 Wellington Street West, Suite 3600, Toronto, Ontario, M5K 1N6, Canada. Cheyne Walk Investment Pte Ltd (Cheyne Walk) may be deemed, as a result of its ownership of 49.5% of each of the Class A Shares and the Class B Shares, and certain provisions of TTHC’s Shareholders Agreement, to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. Government of Singapore Investment Corporation Pte Ltd (GIC) beneficially owns Cheyne Walk and therefore GIC may also be deemed have beneficial ownership of such LLC Units. The address of each of Cheyne Walk and GIC is 168 Robinson Road, #37-01, Capital Tower, Singapore 068912. Hunt Strategic Utility Investment, L.L.C. (Hunt Strategic) may be deemed, as a result of its ownership of 1% of each of the Class A Shares and the Class B Shares, and certain provisions of TTHC’s Shareholders Agreement, to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. Ray L. Hunt beneficially owns Hunt Strategic and therefore Hunt may also be deemed to have beneficial ownership of such LLC Units. The address of each of Hunt Strategic and Hunt is 1900 North Akard, Dallas, Texas 75201.
3.	Includes the 508,209,860 equity interests owned by Oncor Holdings, over which GS Capital Partners VI Fund, L.P., GSCP VI Offshore TXU Holdings, L.P., GSCP VI Germany TXU Holdings, L.P., GS Capital Partners VI Parallel, L.P., GS Global Infrastructure Partners I, L.P., GS Infrastructure Offshore TXU Holdings, L.P. (GSIP International Fund), GS Institutional Infrastructure Partners I, L.P., Goldman Sachs TXU Investors L.P. and Goldman Sachs TXU Investors Offshore Holdings, L.P. (Goldman Entities) may be deemed, as a result of their ownership of 27.02% of Texas Capital’s outstanding units and certain provisions of the Texas Capital LLC Agreement, to have shared voting or dispositive power. Affiliates of The Goldman Sachs Group, Inc. (“Goldman Sachs”) are the general partner, managing general partner or investment manager of each of the Goldman Entities, and each of the Goldman Entities shares voting and investment power with certain of their respective affiliates. Each of Goldman Sachs and the Goldman Entities disclaims beneficial ownership of such shares of common stock except to the extent of its pecuniary interest therein. The address of each entity listed in this footnote is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York 10004.
4.	Includes the 508,209,860 equity interests owned by Oncor Holdings, over which TPG Partners V, L.P., TPG Partners IV, L.P., TPG FOF V-A, L.P. and TPG FOF V-B, L.P. (TPG Entities) may be deemed, as a result of their beneficial ownership of 27.01% of the outstanding units of Texas Capital’s outstanding units and certain provisions of Texas Capital’s Amended and Restated Limited Liability Company Agreement (Texas Capital LLC Agreement), to have shared voting or dispositive power. The ultimate general partners of the TPG Entities are TPG Advisors IV Inc. and TPG Advisors V Inc. David Bonderman and James Coulter are the sole shareholders and directors of TPG Advisors IV Inc. and TPG Advisors V Inc., and therefore, Messrs. Bonderman and Coulter, TPG Advisors IV Inc. and TPG Advisors V Inc. may each be deemed to beneficially own the LLC Units held by the TPG Entities. Mr. Liaw is a manager of Texas Capital and executive of TPG Capital, L.P. By virtue of his position in relation to Texas Capital and the TPG Entities, Mr. Liaw may be deemed to have beneficial ownership with respect to the LLC Units of Oncor owned by Oncor Holdings. Mr. Liaw disclaims beneficial ownership of such equity interests except to the extent of his pecuniary interest in those equity interests. The address of each entity and individual listed in this footnote is 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

5.	Includes the 508,209,860 equity interests owned by Oncor Holdings, over which KKR 2006 Fund L.P., KKR PEI Investments, L.P., KKR Partners III, L.P. KKR North American Co-Invest Fund I L.P. and TEF TFO Co-Invest, LP (KKR Entities) may be deemed, as a result of their beneficial ownership of 37.05% of the outstanding units of Texas Capital and certain provisions of Texas Capital’s LLC Agreement, to have shared voting or dispositive power. The KKR Entities disclaim beneficial ownership of any LLC Units in which they do not have a pecuniary interest. Mr. Lipschultz is a manager of Texas Capital and an executive of Kohlberg Kravis Roberts & Co. L.P. By virtue of his position in relation to Texas Capital and the KKR Entities, Mr. Lipschultz may be deemed to have beneficial ownership with respect to the Oncor LLC Units owned by Oncor Holdings. Mr. Lipschultz disclaims beneficial ownership of such LLC Units except to the extent of his pecuniary interest in those LLC Units. The address of each entity and individual listed in this footnote is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, New York 10019.
6.	Includes the 1,377,640 equity interests owned by Investment LLC, over which the management of Oncor may be deemed, as a result of their management of Oncor, the managing member of Investment LLC, to have shared voting or dispositive power. Each of Messrs. Clevenger, Davis, Dunning, Estrada, Ford, Greer, Jenkins, Shapard and Wortham and Messes. Elmer, Jackson and Pulis disclaims beneficial ownership of such equity interests except to the extent of their pecuniary interest in those equity interests. The address of each individual named in this footnote is c/o Oncor Management Investment LLC, c/o Oncor Electric Delivery Company LLC, 1601 Bryan Street, 22nd Floor, Dallas, Texas, 75201, Attn: Legal Department.
7.	Less than 1% beneficial ownership.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures Relating to Related Party Transactions

The Code of Conduct provides that our employees are expected to avoid conflicts of interest between their personal interests and those of Oncor. The Code of Conduct requires employees or members of their immediate families not to:

1.	Receive compensation from, or have any financial interest in, a current or prospective supplier, customer, or competitor if that compensation or financial interest constitutes a conflict of interest for the employee, or

2.	Own a significant financial interest in any business that supplies Oncor with a substantial amount of goods or services or where sales to Oncor are a substantial part of the other business’s revenues.

Any exceptions must be approved by the employee’s manager and/or supervisor in writing and a copy should be forwarded to the Chief Compliance Officer. Ownership of less than one percent of the securities of a corporation listed on a recognized stock exchange is not considered a significant financial interest for purposes of this policy.

Our Limited Liability Company Agreement also provides that we will maintain an arm’s length relationship with EFH Corp., its successors, its subsidiaries and any individual or entity controlling or owning, directly or indirectly, more than 49% of our outstanding equity interests (collectively, the EFH Group Members), other than Oncor Holdings, Texas Transmission and each of their subsidiaries and only enter into transactions, other than certain specified transactions, with the EFH Group Members that are both (i) on a commercially reasonable basis, and (ii) if such transaction is material, approved by (a) a majority of the members of our board of directors, and (b) prior to a Trigger Event (as defined in our Limited Liability Company Agreement), the directors appointed by Texas Transmission, at least one of whom must be present and voting in order to approve the transaction.

The related person transactions described below under the heading “Related Party Transactions,” were approved prior to the adoption of our Code of Conduct and the Limited Liability Company Agreement, but such transactions were approved by the entire board of directors of Oncor.

Related Party Transactions

Transactions with TCEH

Oncor records revenue from TCEH, principally for electricity delivery fees, which totaled $1 billion for the year ended December 31, 2008, $209 million for the period October 11, 2007 through December 31, 2007, $823 million for the period January 1, 2007 through October 10, 2007 and $1.1 billion for the year ended December 31, 2006.

Oncor records interest income from TCEH with respect to Oncor’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor’s bankruptcy-remote financing subsidiary. The interest income serves to offset Oncor’s interest expense on the transition bonds. This interest income totaled $46 million for the year ended December 31, 2008, $11 million for the period October 11, 2007 through December 31, 2007, $38 million for the period January 1, 2007 through October 10, 2007 and $52 million for the year ended December 31, 2006.

Incremental amounts payable by Oncor related to income taxes as a result of delivery fee surcharges to its customers related to transition bonds are reimbursed by TCEH. Oncor’s financial statements reflect a note receivable from TCEH of $289 million ($35 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2008 and $323 million ($34 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2007 related to these income taxes.

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH’s balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor and remitted to TCEH. These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (also reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in the Oncor and TCEH intercompany receivable/payable, which in turn results in a change in Oncor’s reported net regulatory asset/liability. At December 31, 2008, the excess of the decommissioning liability over the trust fund balance resulted in a regulatory asset of $127 million. At December 31, 2007, the excess of the trust fund balance over the estimated decommissioning liability resulted in a regulatory liability of $13 million.

Oncor held cash collateral of $15 million on both December 31, 2008 and 2007 from TCEH related to interconnection agreements for three generation units being developed by TCEH. The collateral is reported in Oncor’s balance sheet in other current liabilities.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of December 31, 2008 and 2007, TCEH had posted letters of credit in the amount of $13 million and $14 million, respectively, for the benefit of Oncor.

Tax-Sharing Agreement

Under the terms of a tax sharing agreement among Oncor, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., Oncor is generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests in Oncor, in an aggregate amount that is substantially equal to the amount of taxes that Oncor would have been required to pay if Oncor was a stand-alone corporation. See Note 1 to Financial Statements under “Income Taxes”. Under the terms of this agreement, Oncor had amounts receivable from EFH Corp. related to income taxes due currently in respect of income of Oncor of $21 million and $29 million at December 31, 2008 and 2007, respectively. See Note 7 to Financial Statements regarding the tax sharing agreement.

Administrative Services

An EFH Corp. subsidiary charges Oncor for financial and certain other administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $24 million for the year ended December 31, 2008, $6 million for the period October 11, 2007 through December 31, 2007, $20 million for the period January 1, 2007 through October 10, 2007 and $36 million for the year ended December 31, 2006.

Pension Plans and the OPEB Plan

Oncor is a participating employer in the EFH Retirement Plan, a defined benefit pension plan sponsored by EFH Corp., as well as the EFH Supplemental Retirement Plan for certain employees whose retirement benefits cannot be fully earned under the qualified EFH Retirement Plan.

Oncor also participates with EFH Corp. and certain other affiliated subsidiaries of EFH Corp. in the OPEB plan, which offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Oncor makes contributions to EFH Corp. for both the pension plans and the OPEB plan. Contributions for such benefit plans for 2008 totaled $77 million. For further information, see Note 16 to Financial Statements under “Pension and Other Postretirement Employee Benefits”.

Second Amended and Restated Limited Liability Company Agreement of Oncor

The Second Amended and Restated Limited Liability Company Agreement of Oncor (Limited Liability Company Agreement), among other things, sets out the members’ respective governance rights in respect of their ownership interests in Oncor. Among other things, the Limited Liability Company Agreement provides for the management of Oncor by a board of directors consisting of 11 members, including at least six Independent Directors (as defined in Limited Liability Company Agreement), two directors designated directly or indirectly by Texas Transmission (subject to certain conditions), two directors designated indirectly by EFH Corp. and one director that is also an officer of Oncor. Texas Transmission also has the right to designate one non-voting observer to the board of directors, who is entitled to attend all meetings of the board of directors (subject to certain exceptions) and receive copies of all notices and materials provided to the board of directors.

The Limited Liability Company Agreement prohibits Oncor and its subsidiaries from taking certain material actions outside the ordinary course of business without prior approvals by the members, some or all of the Independent Directors and/or the directors designated by one or more of the members.

The Limited Liability Company Agreement also requires that any changes to Oncor’s procedures and limitations on declaring and paying distributions be approved by (i) a majority of the Independent Directors, (ii) all of the EFH Corp. directors and (iii) the Texas Transmission director(s) present and voting, provided that at least one Texas Transmission director must be present and voting in order to approve such matter. In addition, any annual budget with an aggregate amount of capital and operating and maintenance expenditures that are more than 10% less than the capital and operating and maintenance expenditures in the annual budget for the immediately prior fiscal year must be approved by (a) a majority of the Independent Directors and (b) the Texas Transmission director(s) present and voting, provided that at least one Texas Transmission director must be present and voting in order to approve such action. Also, any acquisition of or investment in any third party which involves the purchase of or investment in assets located outside the State of Texas for consideration in an amount greater than $1.5 billion must be approved by (a) a majority of the Independent Directors and (b) the Texas Transmission director(s) present and voting, provided that at least one Texas Transmission director must be present and voting in order to approve such action.

Additionally, the Limited Liability Company Agreement contains provisions regulating capital accounts of members, allocations of profits and losses and tax allocation and withholding.

Registration Rights Agreement

In November 2008, Oncor entered into a registration rights agreement (Registration Rights Agreement) by and among Oncor, Oncor Holdings, Texas Transmission and EFH Corp. The Registration Rights Agreement grants customary registration rights to certain members of Oncor. Subject to certain limitations set forth in the Registration Rights Agreement, these rights include, without limitation, the following: (i) the right of Oncor Holdings at any time, and after ten years from the date of the Registration Rights Agreement, the right of Texas Transmission, to demand Oncor register a specified amount of membership interests in accordance with the Securities Act of 1933, as amended; (ii) the right of both Oncor Holdings and Texas Transmission to demand registration of a specified amount of membership interests following an initial public offering; and (iii) the right of all members that are parties to the Registration Rights Agreement to have their membership interests registered in an Oncor securities offering (with certain exceptions) if Oncor proposes to file a registration statement relating to its membership interests.

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

Investor Rights Agreement

The investor rights agreement dated as of November 5, 2008, by and among Oncor, Oncor Holdings, Texas Transmission, EFH Corp. and any other persons that subsequently become a party thereto (Investor Rights Agreement) governs certain rights of certain members of Oncor and EFH Corp. arising out of their direct or indirect ownership of Oncor membership interests, including, without limitation, transfers of Oncor membership interests and restrictions thereon. Among other transfer restrictions, the Investor Rights Agreement provides that, prior to the earlier of the completion of a qualified initial public offering or seven years from the date of the Investor Rights Agreement, Texas Transmission may transfer its Oncor membership interests only to certain permitted transferees or with the prior approval of Oncor Holdings. Following such time period, Texas Transmission may transfer its Oncor membership interests under a registration statement or pursuant to applicable securities laws. The Investor Rights Agreement also grants Texas Transmission certain “tag-along” rights in relation to certain sales of Oncor membership interests by Oncor Holdings. Subject to certain conditions, these “tag-along” rights allow Texas Transmission to sell a pro-rata portion of its Oncor membership interests in the event of a sale of Oncor membership interests by Oncor Holdings on the same terms as Oncor Holdings would receive for its Oncor membership interests. The agreement further provides that under certain offerings of equity securities occurring before an initial public offering of Oncor, Texas Transmission and Oncor Holdings will receive preemptive rights to purchase their pro-rata share of the equity securities to be sold pursuant to such offerings. The Investor Rights Agreement also provides EFH Corp. with a right of first refusal to purchase any Oncor membership interests to be sold in a permitted sale by Texas Transmission or its permitted transferees.

Additionally, Texas Holdings, EFH Corp., certain of EFH Corp.’s subsidiaries and Oncor Holdings have certain “drag-along” rights in relation to offers from third-parties to purchase their directly or indirectly owned membership interests in Oncor, where the resulting sale would constitute a change of control of Oncor. These “drag-along” rights compel Texas Transmission and all other members of Oncor to sell or otherwise transfer their membership interests in Oncor on substantially the same terms as Texas Holdings, EFH Corp., the EFH Corp. subsidiary or Oncor Holdings (as applicable). Pursuant to the Investor Rights Agreement, all members of Oncor that have entered into such agreement must cooperate with Oncor in connection with an initial public offering of Oncor.

Capgemini Arrangements

Oncor has a 19.5% limited partnership interest, with a carrying value of $5 million and $10 million at December 31, 2008 and 2007, respectively, in an EFH Corp. subsidiary holding principally software-related assets. Equity losses related to this interest are reported in other deductions and totaled $4 million for the year ended December 31, 2008, $1 million for the period October 11, 2007 through December 31, 2007, $2 million for the period January 1, 2007 through October 10, 2007 and $4 million for the year ended December 31, 2006. These losses primarily represent amortization of software assets held by the subsidiary.

Transactions with the Sponsor Group

At the closing of the Merger, Oncor entered into a $2 billion revolving credit facility with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of GS Capital Partners, a member of the Sponsor Group. Affiliates of GS Capital Partners have from time to time engaged in commercial banking transactions with Oncor in the normal course of business.

Affiliates of the Sponsor Group have, and from time to time may, acquire debt or debt securities issued by Oncor in open market transactions or loan syndications. Goldman, Sachs & Co. and KKR Capital Markets LLC, each of which are affiliates of the Sponsor Group, acted as initial purchasers in Oncor’s $1.5 billion senior secured notes (Notes) private placement offering in September 2008. These affiliates received discounts customary to underwriters in connection with such types of transactions. In connection with the offering, Oncor entered into a registration rights agreement with Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the initial purchasers in the private placement. Pursuant to the registration statement Oncor agreed, subject to certain exceptions, to file a registration statement with the SEC with respect to a registered offer to exchange the Notes for publicly registered notes (Exchange Offer Registration Statement), or under certain circumstances, a shelf registration statement to cover resales of the Notes (Shelf Registration Statement). Oncor also agreed to file a registration statement containing a “market making prospectus” and to keep it effective, subject to certain exceptions, for a period of ten years after the issue date of the Notes. The market making prospectus is to be filed for the benefit of Goldman, Sachs & Co. or any of its affiliates and any other initial purchaser deemed by the SEC to be an affiliate of Oncor for purposes of Section 4(3) of the Securities Act. Oncor agreed to use commercially reasonable efforts to cause the Exchange Offer Registration Statement to be declared effective under the Securities Act no later than 270 days after the issue date of the Notes and to consummate the exchange offer no later than 315 days after the issue date of the Notes. Oncor agreed to use commercially reasonable efforts to cause any Shelf Registration Statement to become or be declared effective within the later of 180 days after such Shelf Registration Statement filing obligation arises or 270 days after the issue date of the Notes. If Oncor does not comply with certain of its obligations under the Registration Rights Agreement, the affected Notes will bear additional interest on the principal amount of the affected Notes at a rate of 0.50% per annum over the interest rate otherwise provided for under the Notes for the period during which the registration default continues, but not later than the second anniversary of the issue date of the Notes.

Agreements with Management and Directors

Each executive officer participating in the Management Investment Opportunity entered into a management stockholder’s agreement and sale participation agreement with us. Each director that purchased Class B Interests of Investment LLC in 2009 entered into a director stockholder’s agreement and a sale participation agreement with us.

Management Stockholder’s Agreement

The management stockholder’s agreement contains restrictions on the participant’s ability to transfer any Class B Interests. Except in certain limited circumstances, any Oncor equity interests or Class B Interests beneficially owned by the participant will be non-transferable prior to the later of (1) October 10, 2012 or (2) with respect to certain interests, a “qualified public offering” (as defined in the management stockholder’s agreement). In addition, the management stockholder’s agreement gives the Company certain rights of first refusal in the event the participant attempts to sell any Oncor equity interests or Class B Interests after October 10, 2012, but prior to the earlier to occur of (1) a “change in control” (as defined in the management stockholder’s agreement) or (2) consummation of a qualified public offering of Oncor.

In addition, the management stockholder’s agreement gives us certain rights to repurchase the participant’s Class B Interests (1) if the participant terminates his employment without “good reason” (as defined in the management stockholder’s agreement) prior to October 10, 2012, at a price equal purchase price paid by the participant for the Class B Interests; or (2) if we terminate the participant’s employment for cause (as defined in the management stockholder’s agreement) or if the participant violates certain of his or her non-compete obligations, at a price equal to the lesser of the fair market value of the Class B Interests or the purchase price paid by the participant for the Class B Interests. The management stockholder’s agreement also gives the participant or the participant’s estate, as applicable, certain rights to compel the Company to repurchase its Oncor equity interests and Class B Interests upon the death or disability of the participant for a price equal to the fair market value of the Oncor equity interests and Class B Interests. Generally, these rights will terminate on the earlier of a change in control of Oncor or October 10, 2012.

The management stockholder’s agreement also provides that if the participant terminates his employment without good reason prior to October 10, 2012, we may redeem the vested SARs at a per unit purchase price equal to the excess, if any, of the fair market value over the base price of the SARs, less 20% of the excess. In addition, if the participant so terminates his employment, the participant must pay us 20% of the amount by which any cash payment received in respect of previously vested and exercised SARs exceeded the base price of those SARs. If the participant terminates his employment without good reason on or after October 10, 2012, we may redeem the vested SARs at a per unit purchase price equal to the excess, if any, of the fair market value over the base price of the SARs. Furthermore, the management stockholder’s agreement provides that upon the death or disability of the participant, the participant or participant’s estate, as applicable, will be entitled to receive, in exchange for the vested SARs, a cash payment equal to the product of (1) the excess, if any, of the fair market value over the base price of the SARs and (2) the number of SARs then credited to the participant. Generally, the rights described in this paragraph will terminate on the earlier of a change in control of Oncor or October 10, 2012.

Furthermore, the management stockholder’s agreement provides that, subject to certain conditions, the participant will receive certain piggy-back rights to sell its Oncor equity interests and Class B Interests to Oncor if there is a proposed sale by the Sponsor Group or Texas Holdings of (1) the common stock of EFH Corp.; or (2) a sale of 50% or more of the outstanding partnership interests of Texas Holdings. Subject to certain conditions, the participant will also receive these rights if Oncor Holdings proposes to sell any of its Oncor equity interests. Additionally, the participant will be subject to certain drag-along rights in the event (1) Texas Holdings or a member of the Sponsor Group proposes to sell a number of shares of common stock of EFH Corp. or limited partnership interests of Texas Holdings equal to 50% or more of the outstanding shares of common stock of EFH Corp. or limited partnership interests of Texas Holdings, as applicable; or (2) Oncor Holdings proposes to sell 50% or more of the outstanding Oncor equity interests. Generally, the rights described in this paragraph will terminate on the earlier of a change in control of Oncor or October 10, 2012.

The management stockholder’s agreement also contains certain non-compete provisions, including a restriction on the participant from engaging in a competing business during the term of the participant’s employment with us and for 12 months following his or her termination of employment with us.

Director Stockholder’s Agreement

The director stockholder’s agreement contains restrictions on the participant’s ability to transfer any Class B Interests. Until the earlier of a “qualified public offering” (as defined in the director stockholder’s agreement), five years from the date of the agreement or the occurrence of a “change of control” (as defined in the director stockholder’s agreement) in the event a director proposes to transfer any Oncor equity interests or Class B Interests, except in certain limited circumstances, such director must first offer such equity interests or Class B Interests to us or Investment LLC, as applicable.

Furthermore, the director stockholder’s agreement provides that, subject to certain conditions, the participant will receive certain piggy-back rights to sell its Oncor equity interests and Class B Interests to Oncor if there is a proposed sale by the Sponsor Group or Texas Holdings of (1) the common stock of EFH Corp.; or (2) a sale of 50% or more of the outstanding partnership interests of Texas Holdings. Subject to certain conditions, the participant will also receive these rights if Oncor Holdings proposes to sell any of its Oncor equity interests. Additionally, the participant will be subject to certain drag-along rights in the event (1) Texas Holdings or a member of the Sponsor Group proposes to sell a number of shares of common stock of EFH Corp. or limited partnership interests of Texas Holdings equal to 50% or more of the outstanding shares of common stock of EFH Corp. or limited partnership interests of Texas Holdings, as applicable; or (2) Oncor Holdings proposes to sell 50% or more of the outstanding Oncor equity interests. Generally, the rights described in this paragraph will terminate on the earlier of a change in control of Oncor or five years from the date of the agreement.

Sale Participation Agreements

The sale participation agreements entered into by members of Oncor’s management and board of directors in connection with their investments in Investment LLC give us, Oncor Holdings and certain of Oncor Holdings’ investors drag-along rights in the event Oncor, Oncor Holdings or certain of Oncor Holdings’ investors engage in certain corporate transactions in which they sell a direct or indirect equity interest in Oncor. In addition, the sale participation agreement give the participant tag-along rights in the event Oncor, Oncor Holdings or certain of Oncor Holdings’ investors engage in certain corporate transactions in which they sell a direct or indirect equity interest in Oncor. The form of sale participation agreement entered into by management is identical to the form of sale participation agreement entered into by directors, except with respect to termination of the agreement. In the case of management, the rights described in this paragraph will terminate on the earlier of (a) a change in control of Oncor or (b) the later of (x) October 10, 2012 or (y) certain public offerings of Oncor’s equity interests. In the case of directors, the rights described in this paragraph will terminate on the earlier of (a) a change in control of Oncor or (b) the later of (x) five years from the date of the agreement or (y) certain public offerings of Oncor’s equity interests.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP has been the independent auditor for Oncor since the Merger as well as prior to the Merger as a subsidiary of EFH Corp.

The board of directors of Oncor established an Audit Committee in December 2007 and appointed the Committee members in February 2008. Accordingly, during 2007 the Oncor board of directors had no operational Audit Committee of its own, but relied upon the Audit Committee of the board of directors of EFH Corp. In February 2008, the Oncor Audit Committee adopted a policy relating to the engagement of its independent auditor. This policy is substantially the same policy followed by the EFH Corp. Audit Committee with the exception of the standards of conduct that were added to ensure a common understanding regarding pertinent “separateness undertakings” included in Oncor’s Limited Liability Company Agreement.

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

The Audit Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed in 2008 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (Deloitte & Touche) were pre-approved by the Oncor Audit Committee.

The policy defines those non-audit services which Oncor’s independent auditor may also be engaged to provide as follows:

1.	Audit-related services, including:

a.	due diligence, accounting consultations and audits related to mergers, acquisitions and divestitures;

b.	employee benefit plan and political action plan audits;

c.	accounting and financial reporting standards consultation;

d.	internal control reviews, and

e.	attest services, including agreed-upon procedures reports that are not required by statute or regulation.

2.	Tax-related services, including:

a.	tax compliance;

b.	general tax consultation and planning;

c.	tax advice related to mergers, acquisitions, and divestitures, and

d.	communications with and request for rulings from tax authorities.

3.	Other services, including:

a.	process improvement, review and assurance;

b.	litigation and rate case assistance;

c.	forensic and investigative services, and

d.	training services.

The policy prohibits Oncor from engaging its independent auditor to provide:

1.	bookkeeping or other services related to Oncor’s accounting records or financial statements;

2.	financial information systems design and implementation services;

3.	appraisal or valuation services, fairness opinions, or contribution-in-kind reports;

4.	actuarial services;

5.	internal audit outsourcing services;

6.	management or human resources functions;

7.	broker-dealer, investment advisor, or investment banking services;

8.	legal and expert services unrelated to the audit, and

9.	any other service that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible.

In addition, the policy prohibits Oncor’s independent auditor from providing tax or financial planning advice to any officer of Oncor.

The policy also contains the following standard of conduct for Oncor’s independent auditor related to staffing and conducting its annual audit:

1.	no member performing the audit of Oncor’s financial statements will be under the direction of the lead member of such firm conducting the financial statement audit work for EFH Corp.;

2.	the audit team will reach its own conclusions as to the sufficiency and adequacy of the audit procedures necessary to conduct the audit;

3.	the audit team accepts the sole responsibility for the opinion on Oncor’s financial statements;

4.	the audit team may use other EFH Corp. auditors as a service provider;

5.	the audit team may consider the EFH Corp. Sarbanes-Oxley Act compliance audit team as a service provider;

6.	the audit team may consider the EFH Corp. tax compliance audit team as a service provider;

7.	the audit team is not prohibited from sharing the results of its audit procedures or conclusions with the EFH Corp. audit team so that an opinion on the consolidated financial statements can be rendered;

8.	Oncor’s independent auditor shall be bound by the professional standards and the Rules for the Accounting Profession of the Texas State Board of Public Accountancy regarding confidentiality of client information;

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

For the years ended December 31, 2008 and 2007, fees billed to Oncor by Deloitte & Touche were as follows:

	2008	2007(a)
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$1,371,000	$1,330,000

Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	280,000	12,000

Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	160,000	—

All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews and litigation and rate case assistance	—	—

Total	$1,811,000	$1,342,000

(a)	Audit fees for 2007 increased $380,000 from previously reported amounts due to payments made in 2008 related to 2007 activity.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits:

Exhibits	Previously Filed* With File Number	As Exhibit
3(i)	Articles of Incorporation

3(a)	333-100240 Form 10-Q (filed November 14, 2007)	3(a)	—	Certificate of Formation of Oncor Electric Delivery Company LLC.

3(ii)	By-laws

3(b)	333-100240 Form 10-Q (filed November 6, 2008)	3(a)	—	Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, dated as of November 5, 2008, by and among Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Oncor Management Investment LLC.

3(c)			—	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, entered into as of February 18, 2009, by and among Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Oncor Management Investment LLC

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.

4(b)	1-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(c)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2012 and 7.000% Senior Notes due 2032.

4(d)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2015 and 7.250% Senior Notes due 2033.

Exhibits	Previously Filed* With File Number	As Exhibit
4(e)	333-100240 Form 10-Q (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated May 15, 2008, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(f)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.

4(g)	333-100240 Form 10-Q (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated May 15, 2008, to Indenture and Deed of Trust, dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(h)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 5% Debentures due 2007 and 7% Debentures due 2022.

4(i)	333-100240 Form 8-K (filed September 9, 2008)	4.1	—	Officer’s Certificate, dated September 8, 2008, establishing the terms of Oncor Electric Delivery Company LLC’s 5.95% Senior Secured Notes due 2013, 6.80% Senior Secured Notes due 2018 and 7.50% Senior Secured Notes due 2038.

4(j)	333-100240 Form 8-K (filed September 9, 2008)	4.2	—	Registration Rights Agreement, dated September 8, 2008, among Oncor Electric Delivery Company LLC and the representatives of the several initial purchasers of Oncor Electric Delivery Company LLC’s 5.95% Senior Secured Notes due 2013, 6.80% Senior Secured Notes due 2018 and 7.50% Senior Secured Notes due 2038.

4(k)	333-100240 Form 10-Q (filed November 6, 2008)	4(c)	—	Investor Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

4(l)	333-100240 Form 10-Q (filed November 6, 2008)	4(d)	—	Registration Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Energy Future Holdings Corp. and Texas Transmission Investment LLC.

4(m)	333-100240 Form 10-Q (filed May 15, 2008)	4(a)	—	Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, by Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York, as Collateral Agent.

4(n)			—	First Amendment to Deed of Trust, dated as of March 2, 2009, by and between Oncor Electric Delivery Company LLC and The Bank of New York Mellon (formerly The Bank of New York) as Trustee and Collateral Agent.

Exhibits	Previously Filed* With File Number	As Exhibit
(10)	Material Contracts.

Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)	333-100240 Form 10-K (2007) (filed March 31, 2008)	10(i)	—	Oncor Electric Delivery Company LLC Non-employee Director Compensation Arrangement.

10(b)	333-100240 Form 8-K (filed November 24, 2008)	10.1	—	Oncor Electric Delivery Company LLC Executive Annual Incentive Plan.

10(c)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(j)	—	EFH Salary Deferral Program, as amended and restated, effective January 1, 2007.

10(d)	1-12833 Form 8-K (filed May 23, 2005)	10.7	—	Energy Future Holdings Corp. 2005 Executive Severance Plan.

10(e)	1-12833 Form 8-K (filed May 23, 2005)	10.6	—	Energy Future Holdings Corp. Executive Change in Control Policy.

10(f)	1-12833 Form 10-K (2005) (filed March 6, 2006)	10(gg)	—	EFH Split Dollar Life Insurance Program, as amended and restated, executed March 2, 2006, effective as of May 20, 2005.

10(g)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(n)	—	Amendment to the EFH Split Dollar Life Insurance Program, effective as of October 10, 2007.

10(h)	1-12833 Form 8-K (filed February 22, 2006)	10.5	—	EFH Second Supplemental Retirement Plan, as amended and restated, dated February 16, 2006.

10(i)	1-12833 Form 8-K (filed February 22, 2006)	10.2	—	EFH Deferred and Incentive Compensation Plan, as amended and restated, dated February 16, 2006.

10(j)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(h)	—	Amendment to EFH Deferred and Incentive Compensation Plan Trust Agreement, dated October 5, 2007.

10(k)	333-100240 Form 8-K (filed February 23, 2009)		—	Form of Management Stockholder Agreement (Senior Management Form)

Exhibits	Previously Filed* With File Number	As Exhibit
10(l)			—	Form of Director Stockholder’s Agreement.

10(m)			—	Form of Director Sale Participation Agreement.

10(n)			—	Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan.

10(o)			—	Form of Stock Appreciation Rights Award Letter pursuant to the Director Stock Appreciation Rights Plan.

10(p)			—	2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its affiliates.

10(q)			—	Form of Sale Participation Agreement (Management Form)

10(r)			—	Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan.

10(s)			—	Form of Stock Appreciation Rights Award Letter pursuant to the Stock Appreciation Rights Plan.

Credit Agreement

10(t)	333-100240 Form 10-Q (filed November 14, 2007)	10(a)	—	$2,000,000,000 Revolving Credit Agreement, dated as of October 10, 2007, among Oncor Electric Delivery Company LLC, as the borrower, the several lenders from time-to-time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, fronting bank and swingline lender, Citibank, N.A., as syndication agent and fronting bank, Credit Suisse, Cayman Islands Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Morgan Stanley Senior Funding, Inc. as co-documentation agents, J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and bookrunners.

Other Material Contracts

10(u)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUC in Docket No. 34077.

10(v)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(fff)	—	Amendment to Stipulation Regarding Section 1, Paragraph 35 and Exhibit B in Docket No. 34077.

10(w)	1-12833 Form 10-K (2005) (filed March 6, 2006)	10(ss)	—	Extension and Modification of Settlement Agreement executed on January 27, 2006, by and among Oncor Electric Delivery Company LLC and Steering Committee of cities served by Oncor Electric Delivery Company LLC, on behalf of the cities listed therein.

Exhibits	Previously Filed* With File Number	As Exhibit
10(x)	1-12833 Form 10-K (2005) (filed March 6, 2006)	10(tt)	—	Agreement to Resolve Outstanding Franchise Issues executed on January 27, 2006, by and among Oncor Electric Delivery Company LLC and Steering Committee of cities served by Oncor Electric Delivery Company LLC, on behalf of the cities listed therein.

10(y)	333-100240 Form 10-K (2004) (filed March 23, 2005)	10(i)	—	Agreement, dated as of March 10, 2005, by and between Oncor Electric Delivery Company LLC and TXU Energy Company LLC allocating to Oncor Electric Delivery Company LLC the pension and post-retirement benefit costs for all Oncor Electric Delivery Company LLC employees who had retired or had terminated employment as vested employees prior to January 1, 2002.

10(z)	333-100240 Form 10-Q (filed August 14, 2008)	10(a)	—	Agreement of Purchase and Sale of Network and Related Equipment, dated as of April 30, 2008, by and between CURRENT Communications of Texas, L.P., Oncor and CURRENT Group, LLC.

10(aa)	333-100240 Form 10-Q (filed August 14, 2008)	10(b)	—	First Amendment to the Agreement of Purchase and Sale of Network and Related Equipment dated as of May 8, 2008, by and between CURRENT Communications of Texas, L.P., Oncor and CURRENT Group, LLC.

10(bb)	333-100240 Form 8-K (filed August 13, 2008)	10.1	—	Contribution and Subscription Agreement, dated as of August 12, 2008, by and between Oncor and Texas Transmission Investment LLC.

10(cc)	333-100240 Form 10-Q (filed November 6, 2008)	10(b)	—	Amended and Restated Tax Sharing Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Oncor Management Investment LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(dd)	1-12833 Form 10-Q (filed August 6, 2004)	10(l)	—	Master Framework Agreement dated May 17, 2004 by and between Oncor Electric Delivery Company LLC and CapGemini Energy LP.

(12)	Statement Regarding Computation of Ratios.

12(a)			—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.

(21)	Subsidiaries of the Registrant.

21(a)			—	Subsidiaries of Oncor Electric Delivery Company LLC.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits	Previously Filed* With File Number	As Exhibit
31(b)			—	Certification of David M. Davis, vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	—	Financing Order.

99(b)	333-91935 Form S-3 (filed July 1, 2003)	99(b)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated May 21, 2002.

99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(c)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated February 18, 2000.

*	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOR ELECTRIC DELIVERY COMPANY LLC

Date: March 2, 2009

	By	/s/ Robert S. Shapard
(Robert S. Shapard, Chairman of the Board and Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Company LLC and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT S. SHAPARD	Principal Executive Officer and Director	March 2, 2009
(Robert S. Shapard, Chairman of the Board and Chief Executive)

/s/ DAVID M. DAVIS	Principal Financial Officer	March 2, 2009
(David M. Davis, Vice President and Chief Financial Officer)

/s/ RICHARD C. HAYS	Principal Accounting Officer	March 2, 2009
(Richard C. Hays, Controller)

/s/ NORA MEAD BROWNELL	Director	March 2, 2009
(Nora Mead Brownell)

/s/ RICHARD C. BYERS	Director	March 2, 2009
(Richard C. Byers)

/s/ THOMAS M. DUNNING	Director	March 2, 2009
(Thomas M. Dunning)

/s/ ROBERT A. ESTRADA	Director	March 2, 2009
(Robert A. Estrada)

/s/ MONTE E. FORD	Director	March 2, 2009
(Monte E. Ford)

/s/ WILLIAM T. HILL, JR.	Director	March 2, 2009
(William T. Hill, Jr.)

/s/ JEFFREY LIAW	Director	March 2, 2009
(Jeffrey Liaw)

/s/ MARC S. LIPSCHULTZ	Director	March 2, 2009
(Marc S. Lipschultz)

/s/ RICHARD W. WORTHAM III	Director	March 2, 2009
(Richard W. Wortham III)

/s/ STEVEN J. ZUCCHET	Director	March 2, 2009
(Steven J. Zucchet)

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of Oncor Electric Delivery Company LLC during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.