Form 10-Q
period 2009-03-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2009-05-05
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ (The registrant is not currently required to submit such files.)

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

As of May 4, 2009, 80.033% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.217% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors. None of the membership interests are publicly traded.

Oncor Electric Delivery Company LLC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Oncor Electric Delivery Company LLC (Oncor) website at http://www.oncor.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. Oncor will provide copies of current reports not posted on the website upon request. The information on Oncor’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q. Readers should not rely on or assume the accuracy of any representation or warranty in any agreement that Oncor has filed as an exhibit to this Form 10-Q because such representation or warranty may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties’ risk allocation in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes or may no longer continue to be true as of any given date.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2008 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2008

CREZ	Competitive Renewable Energy Zones

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a direct subsidiary of EFH Corp. and the direct parent of TCEH.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

FSP	FASB Staff Position

FSP SFAS 107-1 and APB 28-1	FSP SFAS No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”

FSP SFAS 132(R)-1	FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

Investment LLC	Refers to Oncor Management Investment LLC, a Delaware limited liability company and minority interest owner of Oncor, whose managing member is Oncor and whose Class B Interests are owned by officers, directors and key employees of Oncor.

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Merger	The transaction referred to in the Merger Agreement (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of Intermediate Holding and the direct majority owner of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

Purchase accounting	The purchase method of accounting for a business combination as prescribed by SFAS 141 whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 132(R)	SFAS No. 132 (revised 2003), “Employers’ Disclosures About Pensions and Other Postretirement Benefits”

SFAS 141	SFAS No. 141, “Business Combinations”

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a Delaware limited liability company that purchased a 19.75% equity interest in Oncor in November 2008. It is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

PART I. FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(millions of dollars)
Operating revenues:
Affiliated	$229	$242
Nonaffiliated	385	372

Total operating revenues	614	614

Operating expenses:
Operation and maintenance	224	203
Depreciation and amortization	126	120
Provision for/in lieu of income taxes	32	43
Taxes other than amounts related to income taxes	97	97

Total operating expenses	479	463

Operating income	135	151

Other income and deductions:
Other income (Note 9)	10	11
Other deductions (Note 9)	5	8
Nonoperating provision for/in lieu of income taxes	5	5

Interest income	9	12

Interest expense and related charges (Note 9)	86	76

Net income	$58	$85

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(millions of dollars)
Cash flows—operating activities:
Net income	$58	$85
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	117	110
Provision for/in lieu of deferred income taxes—net	6	31
Amortization of investment tax credits	(1)	(1)
Other (net)	—	2
Changes in operating assets and liabilities:
Deferred advanced metering system revenues (Note 2)	19	—
Other operating assets and liabilities	(70)	(102)

Cash provided by operating activities	129	125

Cash flows—financing activities:
Repayments of long-term debt	(23)	(22)
Net increase in short-term borrowings	60	140
Distributions/dividends	(25)	(57)
Decrease in income tax-related note receivable from TCEH	8	8
Debt discount, financing and reacquisition expenses—net	—	(1)

Cash provided by financing activities	20	68

Cash flows—investing activities:
Capital expenditures	(232)	(189)
Costs to remove retired property	(11)	(8)
Other	1	—

Cash used in investing activities	(242)	(197)

Net change in cash and cash equivalents	(93)	(4)

Cash and cash equivalents—beginning balance	125	22

Cash and cash equivalents—ending balance	$32	$18

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$32	$125
Restricted cash (Note 9)	52	51
Trade accounts receivable from nonaffiliates—net (Note 9)	224	217
Trade accounts and other receivables from affiliates	174	182
Amounts receivable from parent related to income taxes (Note 8)	—	21
Materials and supplies inventories—at average cost	67	63
Prepayments	87	75
Other current assets	5	8

Total current assets	641	742

Restricted cash (Note 9)	16	16
Investments and other property (Note 9)	66	72
Property, plant and equipment—net (Note 9)	8,738	8,606
Goodwill	4,064	4,064
Note receivable due from TCEH (Note 8)	245	254
Regulatory assets—net (Note 2)	1,879	1,892
Other noncurrent assets	68	60

Total assets	$15,717	$15,706

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Short-term borrowings (Note 3)	$397	$337
Long-term debt due currently (Note 4)	104	103
Trade accounts payable	128	124
Amounts payable to parent related to income taxes (Note 8)	11	—
Accrued taxes other than amounts related to income	70	141
Accrued interest	74	103
Other current liabilities	91	99

Total current liabilities	875	907
Liability in lieu of deferred income taxes	1,441	1,434
Investment tax credits	41	42
Long-term debt, less amounts due currently (Note 4)	5,078	5,101
Other noncurrent liabilities and deferred credits	1,449	1,423

Total liabilities	8,884	8,907

Commitments and Contingencies (Note 5)

Membership interests (Note 6):
Capital account	6,835	6,801
Accumulated other comprehensive loss	(2)	(2)

Total membership interests	6,833	6,799

Total liabilities and membership interests	$15,717	$15,706

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Description of Business

Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 37% and 39% of total revenues for the three months ended March 31, 2009 and 2008, respectively. Oncor is a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of Intermediate Holding, a direct, wholly-owned subsidiary of EFH Corp. Oncor Holdings owns 80.033% of Oncor’s membership interests, Texas Transmission owns 19.75% of the membership interests and certain members of Oncor’s management indirectly beneficially own the remaining membership interests. Oncor is managed as an integrated business; consequently, there are no separate reportable business segments.

Various “ring-fencing” measures have been taken to enhance credit quality. Such measures include, among other things: Oncor Holdings’ sale of an approximate 19.75% equity interest in Oncor to Texas Transmission; maintenance of separate books and records for the Oncor Ring-Fenced Entities; the board of directors being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of the Texas Holdings Group.

Basis of Presentation

Oncor’s condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the 2008 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2008 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Use of Estimates

Preparation of the financial statements requires estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including fair value measurements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

Changes in Accounting Standards

In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS 132(R) to provide enhanced disclosures regarding how investment allocation decisions are made and certain aspects of fair value measurements on plan assets. The disclosures required by this FSP are intended to provide transparency related to the types of assets and associated risks in an employer’s defined benefit pension or other postretirement employee benefits plan and events in the economy and markets that could have a significant effect on the value of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. As the FSP provides only disclosure requirements, the adoption of this FSP will not have any effect on reported results of operations, financial condition or cash flows.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires the disclosure of summarized financial information about the fair value of financial instruments for interim reporting. This FSP is effective for interim reporting periods ending after June 15, 2009. As the FSP provides only disclosure requirements, the adoption of this FSP will not have any effect on reported results of operations, financial condition or cash flows. The principal effect of this rule is that Oncor will disclose the fair value of its debt securities quarterly in addition to the annual disclosure.

2.	REGULATORY ASSETS AND LIABILITIES

	March 31, 2009	December 31, 2008
Regulatory assets
Generation-related regulatory assets securitized by transition bonds	$840	$865
Employee retirement costs	661	659
Self-insurance reserve (primarily storm recovery costs)	213	214
Nuclear decommissioning cost under-recovery	151	127
Securities reacquisition costs	95	97
Recoverable deferred income taxes—net	77	77
Employee severance costs	20	20
Other	16	12

Total regulatory assets	2,073	2,071

Regulatory liabilities
Committed spending for demand-side management initiatives	93	96
Investment tax credit and protected excess deferred taxes	48	49
Over-collection of securitization (transition) bond revenues	23	28
Deferred advanced metering system revenues	19	—
Other regulatory liabilities	11	6

Total regulatory liabilities	194	179

Net regulatory assets	$1,879	$1,892

Regulatory assets that have been reviewed and approved by the PUCT and are not earning a return totaled $1.022 billion and $1.021 billion at March 31, 2009 and December 31, 2008, respectively, including the generation-related regulatory assets securitized by transition bonds that have a remaining recovery period of approximately seven years. As part of purchase accounting, the carrying value of the generation-related regulatory assets was reduced by $213 million, and this amount is being accreted to other income over the approximate nine-year recovery period remaining as of the date of the Merger.

As of March 31, 2009, regulatory assets totaling $936 million have not been reviewed by the PUCT but are deemed by management to be probable of recovery. Recovery of employee retirement costs and self-insurance reserve costs, which represent the substantial majority of the amount not reviewed by the PUCT, are specifically authorized by statute, subject to reasonableness review by the PUCT.

In September 2008, the PUCT approved a settlement for Oncor to recover its estimated future investment for advanced metering deployment. Oncor began billing the advanced metering surcharge in the January 2009 billing month cycle. The surcharge is expected to total $1.035 billion over the 11-year recovery period and includes a cost recovery factor of $2.21 per month per residential retail customer and $2.42 to $5.21 per month for non-residential retail customers. Oncor accounts for the difference between the timing of the surcharges and the expenditures for advanced metering facilities, including an allowed return, as a regulatory asset or liability. As indicated in the table above, the regulatory liability at March 31, 2009 totaled $19 million.

See Note 8 for additional information regarding nuclear decommissioning cost recovery.

3.	BORROWINGS UNDER CREDIT FACILITIES

At March 31, 2009, Oncor had a $2.0 billion secured revolving credit facility, expiring October 10, 2013, to be used for working capital and general corporate purposes, including issuances of commercial paper and letters of credit. Increases in the commitments under the facility may be requested in any amount up to $500 million, subject to the satisfaction of certain conditions. Amounts borrowed under the facility, once repaid, can be borrowed again from time to time. Borrowings are classified as short-term on the balance sheet.

At March 31, 2009, Oncor had outstanding borrowings under the credit facility totaling $397 million with an interest rate of 0.95% at the end of the period. At December 31, 2008, outstanding borrowings under the credit facility totaled $337 million with an interest rate of 1.98% at the end of the period. All outstanding borrowings at March 31, 2009 bear interest at LIBOR plus 0.425%, and a facility fee is payable (currently at a rate per annum equal to 0.150%) on the commitments under the facility, each based on Oncor’s current credit ratings.

Availability under the credit facility as of March 31, 2009 was $1.449 billion, which excludes $154 million of undrawn commitments from a subsidiary of Lehman Brothers Holding Inc. (such subsidiary, Lehman) that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. Availability under the credit facility as of December 31, 2008 was $1.508 billion, which excludes $155 million of commitments from Lehman. See Note 10 to the 2008 Form 10-K Financial Statements for additional information.

4.    LONG-TERM DEBT

At March 31, 2009 and December 31, 2008, long-term debt consisted of the following:

	March 31, 2009	December 31, 2008
Oncor (a)
6.375% Fixed Senior Notes due May 1, 2012	$700	$700
5.950% Fixed Senior Notes due September 1, 2013	650	650
6.375% Fixed Senior Notes due January 15, 2015	500	500
6.800% Fixed Senior Notes due September 1, 2018	550	550
7.000% Fixed Debentures due September 1, 2022	800	800
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
Unamortized discount	(16)	(16)

Total Oncor	4,334	4,334

Oncor Electric Delivery Transition Bond Company LLC (b)
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	31	54
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	39	39
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total Oncor Electric Delivery Transition Bond Company LLC	856	879

Unamortized fair value discount related to transition bonds (c)	(8)	(9)

Total consolidated	5,182	5,204
Less amount due currently	(104)	(103)

Total long-term debt	$5,078	$5,101

(a)	Secured with first priority lien as discussed below.
(b)	The transition bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.
(c)	The transition bonds, which secured regulatory assets not earning a return, were fair valued as of October 10, 2007 as a result of purchase accounting.

Debt Repayments in 2009

Repayments of long-term debt in 2009 totaled $23 million and represent transition bond principal payments at scheduled maturity dates.

Oncor Senior Secured Notes Issued in 2008

In September 2008, Oncor issued and sold senior secured notes with an aggregate principal amount of $1.5 billion consisting of $650 million aggregate principal amount of 5.95% senior secured notes maturing in September 2013, $550 million aggregate principal amount of 6.80% senior secured notes maturing in

September 2018 and $300 million aggregate principal amount of 7.50% senior secured notes maturing in September 2038. The notes are initially secured by a first priority lien. The notes are secured equally and ratably with all of Oncor’s other secured indebtedness, including the credit facility. If the lien is terminated at Oncor’s option upon the termination of the current credit facility, the notes will cease to be secured obligations and will become senior unsecured general obligations. Oncor may redeem the notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. The notes also contain customary events of default. See Note 11 to the 2008 Form 10-K Financial Statements for additional information.

5.	COMMITMENTS AND CONTINGENCIES

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

Oncor is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At March 31, 2009, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $12 million. These leased assets consist primarily of vehicles used in distribution activities. The average life of the residual value guarantees under the lease portfolio is approximately one year.

6.	MEMBERSHIP INTERESTS

Cash Distributions

In March 2009, Oncor paid a cash distribution totaling $25 million to its members. The distribution was declared by the board of directors in February 2009.

For the period beginning October 11, 2007 and ending December 31, 2012, distributions paid (other than distributions of the proceeds of any issuance of limited liability company units) are limited by the Limited Liability Company Agreement to an amount not to exceed Oncor’s net income determined in accordance with GAAP, subject to certain defined adjustments. Such adjustments include deducting the $72 million ($46 million after tax) one-time refund to customers in September 2008 and removing the effect of the $860 million goodwill impairment charge from fourth quarter 2008 net income available for distribution. The refund and goodwill impairment charge are described in the 2008 Form 10-K. Distributions are further limited by Oncor’s required regulatory capital structure, as determined by the PUCT, to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. No material amount of net income is currently restricted from being used to make distributions on membership interests.

Membership Interests

As of March 31, 2009, 80.03% of outstanding membership interests were directly held by Oncor Holdings and indirectly held by EFH Corp., 19.75% were held by Texas Transmission and 0.22% were held indirectly by certain members of management and the board of directors through Investment LLC.

The following table presents the changes to membership interests during the three months ended March 31, 2009:

	Capital Accounts	Accumulated Other Comprehensive Loss	Total Membership Interests
Balance at December 31, 2008	$6,801	$(2)	$6,799
Net income	58	—	58
Distributions	(25)	—	(25)
Other	1	—	1

Balance at March 31, 2009	$6,835	$(2)	$6,833

7.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) COSTS

Oncor is a participating employer in the EFH Retirement Plan, a defined benefit pension plan sponsored by EFH Corp., and also participates with EFH Corp. and certain other affiliated subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The net allocated pension and OPEB costs applicable to Oncor for the three months ended March 31, 2009 and 2008 are comprised of the following:

	Three Months Ended March 31,
	2009	2008
Amounts recognized as expense	$5	$5
Amounts deferred principally as a regulatory asset or property	16	11

Net pension and OPEB costs	$21	$16

The discount rates reflected in net pension and OPEB costs in 2009 are 6.90% and 6.85%, respectively. The expected rates of return on pension and OPEB plan assets reflected in the 2009 cost amounts are 8.25% and 7.64%, respectively.

For the full year 2009, Oncor’s contributions to EFH Corp.’s pension and OPEB plans are expected to total $61 million and $18 million, respectively. Contributions to the pension and OPEB plans totaled $1 million and $5 million, respectively, in the three months ended March 31, 2009.

8.	RELATED–PARTY TRANSACTIONS

The following represents Oncor’s significant related-party transactions:

•	Oncor records revenue from TCEH, principally for electricity delivery fees, which totaled $229 million and $242 million for the three months ended March 31, 2009 and 2008, respectively.

•

Oncor records interest income from TCEH with respect to generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor’s bankruptcy-remote financing subsidiary. The interest income serves to offset interest expense on the transition bonds. This interest income totaled $11 million and $12 million for the three months ended March 31, 2009 and 2008, respectively.

•

Incremental amounts payable related to income taxes as a result of delivery fee surcharges to customers related to transition bonds are reimbursed by TCEH. Oncor’s financial statements reflect a note receivable from TCEH of $281 million ($36 million reported as current in trade accounts and other receivables from affiliates) at March 31, 2009 and $289 million ($35 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2008 related to these income taxes.

•

An EFH Corp. subsidiary charges Oncor for financial and certain other administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $6 million and $5 million for the three months ended March 31, 2009 and 2008, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH’s balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor and remitted to TCEH. These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (also reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in the Oncor and TCEH intercompany receivable/payable, which in turn results in a change in Oncor’s reported net regulatory asset/liability. The regulatory asset of $151 million and $127 million at March 31, 2009 and December 31, 2008, respectively, represents the excess of the decommissioning liability over the trust fund balance.

•

Oncor has a 19.5% limited partnership interest, with a carrying value of $5 million at both March 31, 2009 and December 31, 2008, in an EFH Corp. subsidiary holding principally software-related assets. Equity losses related to this interest are reported in other deductions and totaled $1 million for both the three months ended March 31, 2009 and 2008. These losses primarily represent amortization of software assets held by the subsidiary.

•

Under the terms of a tax sharing agreement among Oncor, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., Oncor is generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of taxes that Oncor would have been required to pay if it was a stand-alone corporation. Under the terms of this agreement, amounts payable to EFH Corp. and other members related to income taxes due currently totaled $11 million at March 31, 2009 and amounts receivable from EFH Corp. and other members totaled $21 million at December 31, 2008.

•

Oncor held cash collateral of $15 million on both March 31, 2009 and December 31, 2008 from TCEH related to interconnection agreements for three generation units being developed by TCEH. The collateral is reported in the balance sheet in other current liabilities.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of both March 31, 2009 and December 31, 2008, TCEH had posted letters of credit in the amount of $13 million for Oncor’s benefit.

•

At the closing of the Merger, Oncor entered into a $2 billion revolving credit facility with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of GS Capital Partners. Affiliates of GS Capital Partners (a member of the Sponsor Group) have from time to time engaged in commercial banking transactions with Oncor in the normal course of business.

•	Affiliates of the Sponsor Group have, and from time-to-time may, sell or acquire debt or debt securities issued by Oncor in open market transactions or loan syndications.

See Notes 6 and 7 for information regarding distributions to members and the allocation of EFH Corp.’s pension and OPEB costs to Oncor, respectively.

9.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Three Months Ended March 31,
	2009	2008
Other income:
Accretion of adjustment (discount) of regulatory assets resulting from purchase accounting	$10	$11
Other deductions:
Costs related to 2006 cities rate settlement	$1	$6
Other	4	2

Total other deductions	$5	$8

Major Customers

Distribution revenues from TCEH represented 37% and 39% of total operating revenues for the three months ended March 31, 2009 and 2008, respectively. Revenues from subsidiaries of one non-affiliated retail electric provider collectively represented 16% of total operating revenues for both the three months ended March 31, 2009 and 2008. No other customer represented 10% or more of total operating revenues.

Interest Expense and Related Charges

	Three Months Ended March 31,
	2009	2008
Interest	$84	$75
Amortization of fair value debt discounts resulting from purchase accounting	1	1
Amortization of debt issuance costs and discounts	2	1
Allowance for funds used during construction—capitalized interest portion	(1)	(1)

Total interest expense and related charges	$86	$76

Restricted Cash

All restricted cash amounts reported on the balance sheet relate to the securitization (transition) bonds.

Trade Accounts Receivable

	March 31, 2009	December 31, 2008
Gross trade accounts receivable	$365	$359
Trade accounts receivable from TCEH	(134)	(135)
Allowance for uncollectible accounts	(7)	(7)

Trade accounts receivable from nonaffiliates—net	$224	$217

Gross trade accounts receivable at March 31, 2009 and December 31, 2008 included unbilled revenues of $111 million and $140 million, respectively.

Investments

	March 31, 2009	December 31, 2008
Assets related to employee benefit plans, including employee savings programs, net of distributions	$59	$65
Investments in unconsolidated affiliates	5	5
Land	2	2

Total investments	$66	$72

Property, Plant and Equipment

At March 31, 2009 and December 31, 2008, property, plant and equipment of $8.7 billion and $8.6 billion, respectively, is stated net of accumulated depreciation and amortization of $4.2 billion in both periods.

Intangible Assets

Intangible assets other than goodwill reported in the balance sheet are comprised of the following:

	As of March 31, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Land easements	$184	$70	$114	$184	$69	$115
Capitalized software	160	86	74	145	80	65

Total	$344	$156	$188	$329	$149	$180

Aggregate amortization expense for intangible assets totaled $7 million and $4 million for the three months ended March 31, 2009 and 2008, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2008 is as follows:

Year	Amortization Expense
2009	$25
2010	19
2011	16
2012	13
2013	6

At March 31, 2009 and December 31, 2008, goodwill of $4.1 billion was reported on the balance sheet. None of this goodwill balance is being deducted for tax purposes. No additional charge resulted from the completion of fair value calculations supporting the $860 million goodwill impairment charge recorded in the fourth quarter of 2008.

Exit Liabilities

As part of purchase accounting, Oncor accrued $16 million in costs expected to be incurred related to the termination and transition of outsourcing arrangements. In the three months ended March 31, 2009, Oncor incurred $1 million of the exit liabilities and the remaining accrual is expected to be settled no later than June 30, 2011, the targeted date of completion of transition of outsourced activities.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2009	2008
Cash payments:
Interest paid	$113	$82
Capitalized interest	(1)	(1)

Interest (net of amounts capitalized)	112	81
Provision for/in lieu of income taxes	—	(7)
Noncash investing and financing activities:
Noncash construction expenditures (a)	33	35

(a)	Represents end-of-period accruals.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC:

We have reviewed the accompanying condensed consolidated balance sheet of Oncor Electric Delivery Company LLC and subsidiary (the “Company”) as of March 31, 2009, and the related condensed statements of consolidated income and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related statements of consolidated income (loss), comprehensive income (loss), cash flows, membership interests and shareholder’s equity for the year then ended (not presented herein); and in our report dated March 2, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas

April 30, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Oncor’s financial condition and results of operations for the three months ended March 31, 2009 and 2008 should be read in conjunction with the audited consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

See Note 1 to Financial Statements for a description of the business.

SIGNIFICANT ACTIVITIES AND EVENTS

Technology Initiatives

Oncor continues to invest in technology initiatives that include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is expected to produce electricity service reliability improvements and provide the potential for additional products and services from REPs that will enable businesses and consumers to better manage their electricity usage and costs. Oncor’s plans provide for the full deployment of over three million advanced meters by the end of 2012 to all residential and most non-residential retail electricity customers in Oncor’s service area. As of March 31, 2009, Oncor has installed approximately 160 thousand advanced digital meters, including approximately 120 thousand in the three months ended March 31, 2009.

Matters with the PUCT

See discussion of these matters, including the awarded construction of $1.3 billion of transmission lines, below under “Regulation and Rates”.

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended March 31,		% Change
	2009	2008
Operating statistics:
Electric energy billed volumes (GWh)	24,227	25,655	(5.6)

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	81.5	85.2	(4.3)
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.1	1.2	(8.3)
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	74.4	71.5	4.1

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)	3,128	3,101	0.9

	Three Months Ended March 31,		% Change
	2009	2008
Operating revenues:
Electricity distribution revenues (b):
Affiliated (TCEH)	$229	$242	(5.4)
Nonaffiliated	302	297	1.7

Total distribution revenues	531	539	(1.5)
Third-party transmission revenues	75	66	13.6
Other miscellaneous revenues	8	9	(11.1)

Total operating revenues	$614	$614	—

(a)	SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. The statistics presented are based on twelve months ended March 31, 2009 and 2008 data.
(b)	Includes transition charge revenue associated with the issuance of securitization bonds totaling $31 million and $34 million for the three months ended March 31, 2009 and 2008, respectively. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Financial Results—Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Operating revenues totaled $614 million in both periods. Revenue in 2009 as compared to 2008 reflected:

•	an estimated $21 million in lower average consumption primarily due to the effects of milder weather and general economic conditions, and

•	$3 million in lower charges to REPs related to transition bonds (with a related decrease in amortization of the related regulatory asset),

offset by:

•	$10 million from increased distribution tariffs to recover higher transmission costs;

•	$9 million in higher transmission revenues primarily due to a rate increase to recover ongoing investment in the transmission system;

•	an estimated $3 million impact of growth in points of delivery, and

•

$3 million from a surcharge to recover additional energy efficiency costs and $2 million from a surcharge to recover advanced metering deployment costs, both of which became effective with the January 2009 billing cycle.

Operation and maintenance expense increased $21 million, or 10%, to $224 million in 2009. The increase reflected $14 million in higher fees paid to other transmission entities and $3 million in additional energy efficiency expenditures, both of which have related revenue increases, $3 million in losses on certain benefit plan investments and $2 million in increased labor costs as a result of an increase in the number of employees to meet enhanced service terms and conditions.

Depreciation and amortization increased $6 million, or 5%, to $126 million in 2009. The increase reflected $9 million in higher depreciation due to ongoing investments in property, plant and equipment, partially offset by $3 million in lower amortization of the regulatory assets associated with the securitization bonds (with a related decrease in revenues).

Other income totaled $10 million in 2009 and $11 million in 2008. The amounts reflected accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting.

Other deductions totaled $5 million in 2009 and $8 million in 2008. The 2008 amount included costs totaling $6 million associated with the 2006 settlement with certain cities related to rates.

Provision for/in lieu of income taxes totaled $37 million in 2009 (including $32 million related to operating income and $5 million related to nonoperating income) compared to $48 million (including $43 million related to operating income and $5 million related to nonoperating income) in 2008. The effective rate on pretax income increased to 38.9% in 2009 from 36.1% in 2008. The increased rate was primarily due to the non-deductibility of losses related to certain benefit plans.

Interest income decreased $3 million, or 25%, to $9 million in 2009. The decrease reflected lower earnings on assets held for employee benefit plans and a decrease in reimbursement of transition bond interest from TCEH reflecting lower remaining principal amounts of the bonds.

Interest expense increased $10 million, or 13%, to $86 million in 2009. The variance included a $5 million effect of higher average borrowings, reflecting the ongoing capital investment in the business, and an increase of $5 million due to higher average interest rates driven by decreased short-term borrowings due to the issuance of $1.5 billion of senior secured notes in September 2008. The majority of the proceeds of the September 2008 notes issuance was used to pay outstanding short-term borrowings under Oncor’s credit agreement.

Net income decreased $27 million, or 32%, to $58 million in 2009 due to the effect of lower average consumption on revenues as well as increased operation and maintenance expense, depreciation and amortization and interest expense.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows—Cash provided by operating activities totaled $129 million and $125 million for the three months ended March 31, 2009 and 2008, respectively. The major factors driving the $4 million increase reflected a $27 million favorable change in working capital (accounts receivable, accounts payable and inventories) and a $19 million favorable impact due to differences between the timing of advanced metering surcharge billings and the incurred expenses for the advanced metering system (see Note 2 to Financial Statements) offset by lower cash earnings (net income adjusted for the significant noncash adjustments in the cash flow statement).

Cash provided by financing activities totaled $20 million in 2009 compared to $68 million in 2008. The activity reflected:

	Three Months Ended March 31,
	2009	2008
Net issuances/(repayments) of borrowings	$37	$117
Distributions to members	(25)	(57)
Decrease in income tax-related note receivable from TCEH	8	8

Cash provided by financing activities	$20	$68

Investing activities, which consisted primarily of capital expenditures, totaled $242 million in 2009 and $197 million in 2008. The activity reflected:

	Three Months Ended March 31,
	2009	2008
Capital expenditures	$(232)	$(189)
Other	(10)	(8)

Cash used in investing activities	$(242)	$(197)

The $43 million, or 23%, increase in capital expenditures includes $32 million for advanced metering deployment.

Depreciation and amortization expense reported in the condensed statement of consolidated cash flows is less than the amount reported in the condensed statement of consolidated income by $9 million and $10 million for the three months ended March 31, 2009 and 2008, respectively. The difference represents the $10 million and $11 million, respectively, accretion of the adjustment (discount) to regulatory assets, net of the $1 million amortization of debt fair value discount in both periods, both due to purchase accounting, and reported in other income and interest expense and related charges, respectively, in the condensed statement of consolidated income.

Long-Term Debt Activity—Repayments for the three months ended March 31, 2009 totaled $23 million of scheduled transition bond principal payments. See Note 4 to Financial Statements for further information regarding long-term debt.

Available Liquidity/Credit Facility—At March 31, 2009, Oncor had a $2.0 billion secured revolving credit facility under which borrowings are available on a revolving basis through October 10, 2013. Borrowing capacity available under this credit facility totaled $1.449 billion and $1.508 billion at March 31, 2009 and December 31, 2008, respectively, excluding $154 million and $155 million, respectively, of undrawn commitments from a subsidiary of Lehman Brothers Holding Inc. (such subsidiary, Lehman) that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. Cash and cash equivalents totaled $32 million and $125 million at March 31, 2009 and December 31, 2008, respectively. Available liquidity (cash and available credit facility capacity) decreased $152 million from year-end 2008 to March 31, 2009 due to ongoing capital investment in transmission and distribution infrastructure. In April 2009, a portion of the Lehman commitment was purchased by another entity unrelated to Lehman, effectively increasing availability by $32 million. See Note 3 to Financial Statements and Note 11 to the 2008 Form 10-K Financial Statements for additional information regarding the credit facility.

Distributions—In March 2009, Oncor paid a cash distribution totaling $25 million to its members. The distribution was declared by the board of directors in February 2009. See Note 6 to Financial Statements for discussion of distribution restriction provisions.

Pension and OPEB Plan Funding—Pension and OPEB plan funding for Oncor is expected to total $61 million and $18 million, respectively, in 2009. Contributions to the pension and OPEB plans totaled $1 million and $5 million, respectively, in the three months ended March 31, 2009

Financial Covenants, Credit Rating Provisions and Cross Default Provisions—The revolving credit facility contains a financial covenant that requires maintenance of a specified leverage ratio. As of March 31, 2009, Oncor was in compliance with such covenant.

Credit Ratings—Oncor’s issuer credit ratings as of March 31, 2009 are BBB+ and BBB- as assigned by S&P and Fitch, respectively.

Additionally, the rating agencies assign credit ratings on certain debt securities. The credit ratings assigned for debt securities issued by Oncor as of March 31, 2009 are presented below:

	Senior Secured	Senior Unsecured
S&P	BBB+	BBB+
Moody’s	Baa3	Baa3
Fitch	BBB	BBB-

As described in Notes 3 and 4 to Financial Statements, all of Oncor’s long-term debt is currently secured by a first priority lien on certain of its transmission and distribution assets and is considered senior secured debt. All three rating agencies have placed Oncor’s ratings on “stable outlook”.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants—Certain of Oncor’s arrangements, including its credit facility and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on credit ratings.

Material Cross Default Provisions—Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under its credit facility. Under this facility such a default may cause the maturity of outstanding balances ($397 million at March 31, 2009) under such facility to be accelerated.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2009, Oncor does not have any off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 5 to Financial Statements for details of contingencies, including guarantees.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for a discussion of changes in accounting standards.

REGULATION AND RATES

2009 Texas Legislative Session

The Texas Legislature convened in its regular biennial session in January 2009. The session will conclude June 1, 2009. Oncor actively monitors and provides input regarding legislation that could impact its operations but cannot predict the outcome of the 2009 legislative process or its impact, if any, on its financial position, results of operations or cash flows.

Certification of REPs

In April 2009, the PUCT finalized a new rule relating to the Certification of Retail Electric Providers. The new rule strengthens the certification requirements for REPs in order to better protect customers, transmission and distribution utilities (TDUs), and other REPs from the insolvency and other harmful conditions and activities of REPs. The new rule is considered a competition rule and thus is subject to judicial review as specified in PURA. The new rule, among other things, increases creditworthiness requirements and financial reporting for REPs and provides additional customer protection requirements and regulatory asset consideration for TDU bad debt expenses. Under the new rule, Oncor will defer uncollectible amounts owed by nonaffiliated REPs as a regulatory asset. Recovery of the regulatory asset will be considered in a future rate case. Accordingly, Oncor will recognize an approximately $3 million one-time reduction of bad debt expense in the second quarter of 2009. Due to the commitments made in Oncor’s PUCT merger docket, Oncor would not be able to recover bad debt expense, or certain other costs and expenses, from ratepayers in the event of a default or bankruptcy by an affiliate REP.

Matters with the PUCT

Rate Case—In June 2008, Oncor filed for a rate review with the PUCT (Docket No. 35717) and 204 cities, as required by the order approving the stipulation discussed in the 2008 Form 10-K. If approved as requested, this review would result in an aggregate annual rate increase of approximately $253 million (adjusted from $275 million as reflected in the initial filing), the majority of which relates to increased depreciation expense due to capital investments and recovery of costs that have been recorded as regulatory assets. A hearing on the merits concluded in February 2009. Resolution of the proposed rate increase is expected to occur in the summer of 2009.

Transmission Rates—In order to recover increases in its transmission costs, including fees paid to other transmission service providers, Oncor is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rate charged to REPs. In January 2009, an application was filed to increase the TCRF, which was administratively approved in February 2009 and became effective March 1, 2009. This increase is expected to increase annualized revenues by $16 million.

Competitive Renewable Energy Zones (CREZ)—In January 2009, the PUCT assigned approximately $1.3 billion of CREZ construction projects to Oncor. A written order reflecting the PUCT’s decision was entered in March 2009. The cost estimates for the CREZ construction projects are based upon cost analyses prepared by ERCOT. It is expected that the necessary permitting actions and other requirements and all construction activities for the assigned construction projects will be completed by the end of 2012.

Summary

Oncor cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter its basic financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that Oncor may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. Oncor may transact in financial instruments to hedge interest rate risk related to its indebtedness. All of the long-term debt at March 31, 2009 and December 31, 2008 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 2008 Form 10-K and is therefore not presented herein.

CREDIT RISK

Credit Risk

Credit Risk—Credit risk relates to the risk of loss associated with nonperformance by counterparties. Oncor’s customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT. See “Regulation and Rates” above regarding a proposed REP certification rule.

Credit Exposure—Exposure to credit risk associated with accounts receivable totaled $138 million from affiliates, of which approximately $134 million consisted of trade accounts receivable from TCEH and approximately $4 million consisted of other receivables from affiliates, and $230 million from nonaffiliated customers as of March 31, 2009. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $7 million at March 31, 2009, and consists almost entirely of noninvestment grade trade accounts receivable. As of March 31, 2009, subsidiaries of one customer collectively represent 13% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represent 10% or more of the total exposure. Oncor views exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on net income and cash flows.

Oncor is also exposed to credit risk associated with the note receivable from TCEH totaling $281 million ($36 million reported as current in trade accounts and other receivables from affiliates) at March 31, 2009 (see Note 8 to Financial Statements for additional information).

FORWARD-LOOKING STATEMENTS

This report and other presentations made by Oncor contain “forward-looking statements”. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that Oncor expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of Oncor’s business and operations (often, but not always, through the use of words or phrases such as “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimated”, “projection”, “target” and “outlook”), are forward-looking statements. Although Oncor believes that in making such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “Risk Factors” in the 2008 Form 10-K and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

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

•

commercial bank and financial market conditions, access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in the capital markets;

•	financial restrictions under Oncor’s revolving credit facility and indentures governing its debt instruments;

•	Oncor’s ability to generate sufficient cash flow to make interest payments on its debt instruments;

•	actions by credit rating agencies;

•	economic conditions, and

•	Oncor’s ability to effectively execute its operational strategy.

Any forward-looking statement speaks only as of the date on which it is made, and there is no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible to predict all of them; nor can Oncor assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. Based on the evaluation performed, management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, no changes in internal controls over financial reporting have occurred that have materially affected, or are reasonably likely to materially affect, Oncor’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to the discussion in Note 5 to Financial Statements regarding legal proceedings.

ITEM 1A. RISK	FACTORS

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2008 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In February 2009, Oncor solicited the consent of its members to an amendment (Amendment) to its Second Amended and Restated Limited Liability Company Agreement. The Amendment sets forth certain restrictions on distributions to be made by Oncor to its members. The Amendment was unanimously approved by Oncor’s members and was executed by each of Oncor’s members effective as of February 18, 2009.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits provided as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit
(3)	Limited Liability Company Agreement.

3(a)	333-100240 Form 10-K (filed March 3, 2009)	3	(c)	—	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, entered into as of February 18, 2009, by and among Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Oncor Management Investment LLC.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-100240 Form 10-K (filed March 3, 2009)	4	(n)	—	First Amendment to Deed of Trust, dated as of March 2, 2009, by and between Oncor Electric Delivery Company LLC and The Bank of New York Mellon (formerly The Bank of New York) as Trustee and Collateral Agent.

4(b)	333-158387 Form S-1 (filed April 3, 2009)	4	(o)	—	Amendment No. 1 to Registration Rights Agreement, dated as of March 30, 2009, by and between Oncor Electric Delivery Company LLC and Goldman, Sachs & Co.

Exhibits	Previously Filed With File Number*	As Exhibit
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of David M. Davis, vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of David M. Davis, vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99			—	Condensed Statements of Consolidated Income (Loss)—Twelve Months Ended March 31, 2009.

* Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY COMPANY LLC

BY:	/s/ DAVID M. DAVIS
David M. Davis
Vice President and Chief Financial Officer

Date: May 4, 2009