Form 10-Q
period 2009-06-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2009-08-04
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of August 3, 2009, 80.033% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.217% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors. None of the membership interests are publicly traded.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2008 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2008

CREZ	Competitive Renewable Energy Zones

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a direct subsidiary of EFH Corp. and the direct parent of TCEH.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

FSP	FASB Staff Position

FSP SFAS 107-1 and APB 28-1	FSP SFAS No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”

FSP SFAS 132(R)-1	FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

Investment LLC	Refers to Oncor Management Investment LLC, a Delaware limited liability company and minority interest owner of Oncor, whose managing member is Oncor and whose Class B Interests are owned by officers, directors and key employees of Oncor.

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Limited Liability Company Agreement	The Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, dated as of November 5, 2008, by and among Oncor Holdings, Texas Transmission Investment LLC and Oncor Management Investment LLC, as amended.

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Merger	The transaction referred to in the Merger Agreement (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of Intermediate Holding and the direct majority owner of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

Purchase accounting	The purchase method of accounting for a business combination as prescribed by SFAS No. 141 “Business Combinations” whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 132(R)	SFAS No. 132 (revised 2003), “Employers’ Disclosures About Pensions and Other Postretirement Benefits”

SFAS 165	SFAS No. 165, “Subsequent Events”

SFAS 168	SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles”

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a Delaware limited liability company that purchased a 19.75% equity interest in Oncor in November 2008. It is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(millions of dollars)

Operating revenues:
Affiliated	$246	$242	$474	$484
Nonaffiliated	407	384	792	756

Total operating revenues	653	626	1,266	1,240

Operating expenses:
Operation and maintenance	230	216	456	419
Depreciation and amortization	132	121	258	241
Provision for/in lieu of income taxes	42	47	74	89
Taxes other than amounts related to income taxes	90	92	187	189

Total operating expenses	494	476	975	938

Operating income	159	150	291	302

Other income and deductions:
Other income (Note 9)	10	11	20	22
Other deductions (Note 9)	4	9	8	17
Nonoperating provision for/in lieu of income taxes	6	5	11	10

Interest income	10	11	19	22

Interest expense and related charges (Note 9)	87	73	171	149

Net income	$82	$85	$140	$170

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(millions of dollars)
Cash flows — operating activities:
Net income	$140	$170
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	240	221
Provision for/in lieu of deferred income taxes – net	60	49
Amortization of investment tax credits	(2)	(3)
Other – net	(3)	6
Changes in operating assets and liabilities:
Deferred advanced metering system revenues (Note 2)	37	—
Other operating assets and liabilities	(130)	(183)

Cash provided by operating activities	342	260

Cash flows — financing activities:
Repayments of long-term debt	(52)	(50)
Net increase in short-term borrowings	205	375
Distributions/dividends	(75)	(135)
Decrease in income tax-related note receivable from TCEH	16	16
Debt discount, financing and reacquisition expenses – net	(2)	(2)

Cash provided by financing activities	92	204

Cash flows — investing activities:
Capital expenditures	(516)	(465)
Costs to remove retired property	(21)	(16)
Other	14	15

Cash used in investing activities	(523)	(466)

Net change in cash and cash equivalents	(89)	(2)

Cash and cash equivalents — beginning balance	125	22

Cash and cash equivalents — ending balance	$36	$20

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$36	$125
Restricted cash (Note 9)	42	51
Trade accounts receivable from nonaffiliates — net (Note 9)	252	217
Trade accounts and other receivables from affiliates	202	182
Amounts receivable from parent related to income taxes (Note 8)	42	21
Materials and supplies inventories — at average cost	71	63
Prepayments	90	75
Other current assets	7	8

Total current assets	742	742

Restricted cash (Note 9)	15	16
Investments and other property (Note 9)	63	72
Property, plant and equipment — net (Note 9)	8,939	8,606
Goodwill	4,064	4,064
Note receivable due from TCEH (Note 8)	237	254
Regulatory assets — net (Note 2)	1,810	1,892
Other noncurrent assets	83	60

Total assets	$15,953	$15,706

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 3)	$542	$337
Long-term debt due currently (Note 4)	105	103
Trade accounts payable	149	124
Accrued taxes other than amounts related to income	80	141
Accrued interest	104	103
Other current liabilities	93	99

Total current liabilities	1,073	907

Liability in lieu of deferred income taxes	1,486	1,434
Investment tax credits	40	42
Long-term debt, less amounts due currently (Note 4)	5,049	5,101
Other noncurrent liabilities and deferred credits	1,441	1,423

Total liabilities	9,089	8,907

Commitments and Contingencies (Note 5)

Membership interests (Note 6):
Capital account	6,866	6,801
Accumulated other comprehensive loss	(2)	(2)

Total membership interests	6,864	6,799

Total liabilities and membership interests	$15,953	$15,706

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Description of Business

Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 37% and 39% of total revenues for the six months ended June 30, 2009 and 2008, respectively. Oncor is a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of Intermediate Holding, a direct, wholly-owned subsidiary of EFH Corp. Oncor Holdings owns 80.033% of Oncor’s membership interests, Texas Transmission owns 19.75% of the membership interests and certain members of Oncor’s management indirectly own the remaining membership interests through Investment LLC. Oncor is managed as an integrated business; consequently, there are no separate reportable business segments.

Various “ring-fencing” measures have been taken to enhance credit quality. Such measures include, among other things: Oncor Holdings’ sale of a 19.75% equity interest in Oncor to Texas Transmission; maintenance of separate books and records for the Oncor Ring-Fenced Entities; Oncor’s board of directors being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. Oncor’s operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

Basis of Presentation

Oncor’s condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the 2008 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2008 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated. Subsequent events have been evaluated through August 3, 2009, the date these condensed consolidated financial statements were issued.

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

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires the disclosure of summarized financial information about the fair value of financial instruments for interim reporting. This FSP is effective for interim reporting periods ending after June 15, 2009 and Oncor adopted it as of April 1, 2009. As the FSP provides only disclosure requirements, the adoption of this FSP did not have any effect on reported results of operations, financial condition or cash flows. The disclosures are provided in Note 4.

In May 2009, the FASB issued SFAS 165, “Subsequent Events,” which requires disclosure of the date through which Oncor has evaluated subsequent events related to the financial statements being issued and the basis for that date (either the date the financial statements were issued or the date they were available to be issued). SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this rule as of April 1, 2009 did not affect reported results of operations, financial condition or cash flows, and the required disclosure is provided above in “Basis of Presentation.”

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also included in the Codification as sources of authoritative US GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this rule will not affect reported results of operations, financial condition or cash flows. Oncor will implement SFAS 168 in the third quarter Form 10-Q by updating the previous FASB references to the Codification.

2.	REGULATORY ASSETS AND LIABILITIES

	June 30, 2009	December 31, 2008
Regulatory assets:
Generation-related regulatory assets securitized by transition bonds	$815	$865
Employee retirement costs	663	659
Self-insurance reserve (primarily storm recovery costs)	212	214
Nuclear decommissioning cost under-recovery	128	127
Securities reacquisition costs	93	97
Recoverable deferred income taxes — net	76	77
Employee severance costs	20	20
Other	17	12

Total regulatory assets	2,024	2,071

Regulatory liabilities:
Committed spending for demand-side management initiatives	90	96
Investment tax credit and protected excess deferred taxes	47	49
Deferred advanced metering system revenues	37	—
Over-collection of securitization (transition) bond revenues	26	28
Other regulatory liabilities	14	6

Total regulatory liabilities	214	179

Net regulatory asset	$1,810	$1,892

Regulatory assets that have been reviewed and approved by the PUCT and are not earning a return totaled $975 million and $1.021 billion at June 30, 2009 and December 31, 2008, respectively, including the generation-related regulatory assets securitized by transition bonds that have a remaining recovery period of approximately seven years. As part of purchase accounting, the carrying value of the generation-related regulatory assets was reduced by $213 million, and this amount is being accreted to other income over the approximate nine-year recovery period remaining as of the date of the Merger.

As of June 30, 2009, regulatory assets totaling $937 million have not been reviewed by the PUCT but are deemed by management to be probable of recovery. Recovery of employee retirement costs and self-insurance reserve costs, which represent the substantial majority of the amounts not reviewed by the PUCT, are specifically authorized by statute, subject to reasonableness review by the PUCT.

In September 2008, the PUCT approved a settlement for Oncor to recover its estimated future investment for advanced metering deployment. Oncor began billing the advanced metering surcharge in the January 2009 billing month cycle. The surcharge is expected to total $1.035 billion over the 11-year recovery period and includes a cost recovery factor of $2.21 per month per residential retail customer and $2.42 to $5.21 per month for non-residential retail customers. Oncor accounts for the difference between the surcharge billings for advanced metering facilities and the allowed revenues under the surcharge provisions, which are based on expenditures and an allowed return, as a regulatory asset or liability; such differences arise principally as a result of timing of expenditures. As indicated in the table above, the regulatory liability at June 30, 2009 totaled $37 million.

See Note 8 for additional information regarding nuclear decommissioning cost recovery.

3.	BORROWINGS UNDER CREDIT FACILITIES

At June 30, 2009, Oncor had a $2.0 billion secured revolving credit facility, expiring October 10, 2013, to be used for working capital and general corporate purposes, including issuances of commercial paper and letters of credit. Increases in the commitments under the facility may be requested in any amount up to $500 million, subject to the satisfaction of certain conditions. Amounts borrowed under the facility, once repaid, can be borrowed again from time to time. Borrowings are classified as short-term on the balance sheet.

At June 30, 2009, Oncor had outstanding borrowings under the credit facility totaling $542 million with an interest rate of 0.67% at the end of the period. At December 31, 2008, outstanding borrowings under the credit facility totaled $337 million with an interest rate of 1.98% at the end of the period. All outstanding borrowings at June 30, 2009 bear interest at LIBOR plus 0.350%, and a facility fee is payable (currently at a rate per annum equal to 0.125%) on the commitments under the facility, each based on Oncor’s current credit ratings. The interest rate and facility fee per annum declined in June 2009 from LIBOR plus 0.425% and 0.150%, respectively, due to a two notch upgrade in Oncor’s credit ratings by Moody’s.

Availability under the credit facility as of June 30, 2009 was $1.336 billion. This availability excludes $122 million of commitments from a subsidiary of Lehman Brothers Holding Inc. (such subsidiary, Lehman) that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code, but includes a $32 million portion of the Lehman commitment purchased in April 2009 by a third party. Availability under the credit facility as of December 31, 2008 was $1.508 billion, which excluded $155 million of commitments from Lehman. See Note 10 to the 2008 Form 10-K Financial Statements for additional information.

4.	LONG-TERM DEBT

At June 30, 2009 and December 31, 2008, long-term debt consisted of the following:

	June 30, 2009	December 31, 2008
Oncor (a):
6.375% Fixed Senior Notes due May 1, 2012	$700	$700
5.950% Fixed Senior Notes due September 1, 2013	650	650
6.375% Fixed Senior Notes due January 15, 2015	500	500
6.800% Fixed Senior Notes due September 1, 2018	550	550
7.000% Fixed Debentures due September 1, 2022	800	800
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
Unamortized discount	(16)	(16)

Total Oncor	4,334	4,334

Oncor Electric Delivery Transition Bond Company LLC (b):
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	31	54
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	10	39
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total Oncor Electric Delivery Transition Bond Company LLC	827	879

Unamortized fair value discount related to transition bonds (c)	(7)	(9)

Total consolidated	5,154	5,204
Less amount due currently	(105)	(103)

Total long-term debt	$5,049	$5,101

(a)	Secured with first priority lien as discussed below.
(b)	The transition bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.
(c)	The transition bonds, which secured regulatory assets not earning a return, were fair valued as of October 10, 2007 as a result of purchase accounting.

Debt Repayments in 2009

Repayments of long-term debt in 2009 totaled $52 million and represent transition bond principal payments at scheduled maturity dates.

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

Fair Value of Long-Term Debt

The estimated fair value of long-term debt (including current maturities) totaled $5.509 billion at June 30, 2009 and $4.990 billion at December 31, 2008, and the carrying amount totaled $5.154 billion and $5.204 billion, respectively. The fair value is estimated at the lesser of either the call price or the market value as determined by quoted market prices.

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

Oncor is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At June 30, 2009, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $11 million. These leased assets consist primarily of vehicles used in distribution activities. The average life of the residual value guarantees under the lease portfolio is approximately one year.

6.	MEMBERSHIP INTERESTS

Cash Distributions

During 2009, Oncor’s board of directors declared and Oncor paid the following cash distributions to its members:

Declaration Date	Payment Date	Amount Paid
May 19, 2009	May 20, 2009	$50
February 18, 2009	March 3, 2009	$25

For the period beginning October 11, 2007 and ending December 31, 2012, distributions paid (other than distributions of the proceeds of any issuance of limited liability company units) are limited by the Limited Liability Company Agreement to an amount not to exceed Oncor’s net cumulative income determined in accordance with GAAP, as adjusted by applicable orders of the PUCT. Such adjustments include deducting the $72 million ($46 million after tax) one-time refund to customers in September 2008 and deducting funds spent as part of the $100 million commitment for additional demand-side management or other energy efficiency initiatives (see Note 4 to the 2008 Form 10-K Financial Statements) of which $10 million ($6 million after tax) has been spent through June 30, 2009, neither of which impacts net income due to purchase accounting, and removing the effect of the $860 million goodwill impairment charge from fourth quarter 2008 net income available for distribution. The refund and goodwill impairment charge are described in the 2008 Form 10-K. Distributions are further limited by Oncor’s required regulatory capital structure, as determined by the PUCT, to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. No material amount of net income is currently restricted from being used to make distributions on membership interests.

Membership Interests

As of June 30, 2009, approximately 80.03% of outstanding membership interests were directly held by Oncor Holdings and indirectly held by EFH Corp., 19.75% were held by Texas Transmission and approximately 0.22% were held indirectly by certain members of management and Oncor’s board of directors through Investment LLC.

The following table presents the changes to membership interests during the six months ended June 30, 2009:

	Capital Accounts	Accumulated Other Comprehensive Loss	Total Membership Interests
Balance at December 31, 2008	$6,801	$(2)	$6,799
Net income	140	—	140
Distributions	(75)	—	(75)

Balance at June 30, 2009	$6,866	$(2)	$6,864

7.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) COSTS

Oncor is a participating employer in the EFH Retirement Plan, a defined benefit pension plan sponsored by EFH Corp., and also participates with EFH Corp. and certain other affiliated subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The net allocated pension and OPEB costs applicable to Oncor for the three and six months ended June 30, 2009 and 2008 are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Amounts recognized as expense	$4	$4	$9	$9
Amounts deferred principally as a regulatory asset or property	17	11	33	22

Net pension and OPEB costs	$21	$15	$42	$31

The discount rates reflected in net pension and OPEB costs in 2009 are 6.90% and 6.85%, respectively. The expected rates of return on pension and OPEB plan assets reflected in the 2009 cost amounts are 8.25% and 7.64%, respectively.

Oncor made contributions to EFH Corp.’s pension and OPEB plans of $17 million and $9 million, respectively, in the first half of 2009, and expects to make additional contributions of $40 million and $9 million, respectively, in the remainder of 2009.

8.	RELATED–PARTY TRANSACTIONS

The following represents Oncor’s significant related-party transactions:

•

Oncor records revenue from TCEH, principally for electricity delivery fees, which totaled $246 million and $242 million for the three months ended June 30, 2009 and 2008, respectively, and $474 million and $484 million for the six months ended June 30, 2009 and 2008, respectively.

•

Oncor records interest income from TCEH with respect to generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor’s bankruptcy-remote financing subsidiary. The interest income serves to offset interest expense on the transition bonds. This interest income totaled $11 million and $12 million for the three months ended June 30, 2009 and 2008, respectively, and $21 million and $23 million for the six months ended June 30, 2009 and 2008, respectively.

•

Incremental amounts payable related to income taxes as a result of delivery fee surcharges to customers related to transition bonds are reimbursed by TCEH. Oncor’s financial statements reflect a note receivable from TCEH of $273 million ($36 million reported as current in trade accounts and other receivables from affiliates) at June 30, 2009 and $289 million ($35 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2008 related to these income taxes.

•

An EFH Corp. subsidiary charges Oncor for financial and certain other administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $7 million and $6 million for the three months ended June 30, 2009 and 2008, respectively, and $13 million and $12 million for the six months ended June 30, 2009 and 2008, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH’s balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor and remitted to TCEH. These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (also reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in the Oncor and TCEH intercompany receivable/payable, which in turn results in a change in Oncor’s reported net regulatory asset/liability. The regulatory asset of $128 million and $127 million at June 30, 2009 and December 31, 2008, respectively, represents the excess of the net decommissioning liability over the trust fund balance.

•

Oncor has a 19.5% limited partnership interest, with carrying values of $4 million and $5 million at June 30, 2009 and December 31, 2008, respectively, in an EFH Corp. subsidiary holding principally software-related assets. Equity losses related to this interest are reported in other deductions and totaled $1 million for both the three months ended June 30, 2009 and 2008 and $1 million and $2 million for the six months ended June 30, 2009 and 2008, respectively. These losses primarily represent amortization of software assets held by the subsidiary.

•

Under the terms of a tax sharing agreement among Oncor, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., Oncor is generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that Oncor would have been required to pay if it was filing its own corporate income tax return. In addition, consistent with the tax sharing agreement, Oncor remits to EFH Corp. Texas margin tax payments, which are accounted for as income taxes, calculated as if Oncor were filing its own return. Oncor’s results are included in the consolidated Texas state margin tax return filed by EFH Corp. Oncor had amounts due from EFH Corp. related to income taxes, due primarily to timing of payments, that totaled $42 million at June 30, 2009 and $21 million at December 31, 2008. Income tax payments to members in the six months ended June 30, 2009 totaled $46 million, including $6 million in federal income tax-related payments to noncontrolling interests.

•

Oncor held cash collateral of $15 million on both June 30, 2009 and December 31, 2008 provided by TCEH related to interconnection agreements for three generation units being developed by TCEH. The collateral is reported in the balance sheet in other current liabilities.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate creditworthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of June 30, 2009 and December 31, 2008, TCEH had posted letters of credit in the amounts of $14 million and $13 million, respectively, for Oncor’s benefit.

•

At the closing of the Merger, Oncor entered into its current $2 billion revolving credit facility with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of GS Capital Partners. Affiliates of GS Capital Partners (a member of the Sponsor Group) have from time to time engaged in commercial banking transactions with Oncor in the normal course of business.

•	Affiliates of the Sponsor Group have, and may, sell or acquire debt or debt securities issued by Oncor in open market transactions or through loan syndications.

See Notes 6 and 7 for information regarding distributions to members and the allocation of EFH Corp.’s pension and OPEB costs to Oncor, respectively.

9.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Other income:
Accretion of adjustment (discount) of regulatory assets resulting from purchase accounting	$10	$11	$20	$22

Other deductions:
Costs related to 2006 cities rate settlement	$—	$7	$1	$13
Other	4	2	7	4

Total operating expenses	$4	$9	$8	$17

Major Customers

Distribution revenues from TCEH represented 38% of total operating revenues for both the three months ended June 30, 2009 and 2008, and 37% and 39% for the six months ended June 30, 2009 and 2008, respectively. Revenues from subsidiaries of one nonaffiliated REP collectively represented 15% of total operating revenues for both the three months ended June 30, 2009 and 2008, and 15% and 16% for the six months ended June 30, 2009 and 2008, respectively. No other customer represented 10% or more of total operating revenues.

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Interest	$85	$72	$169	$148
Amortization of fair value debt discounts resulting from purchase accounting	1	1	2	2
Amortization of debt issuance costs and discounts	2	1	3	2
Allowance for funds used during construction – capitalized interest portion	(1)	(1)	(3)	(3)

Total interest expense and related charges	$87	$73	$171	$149

Restricted Cash

All restricted cash amounts reported on the balance sheet relate to the securitization (transition) bonds.

Trade Accounts Receivable

	June 30, 2009	December 31, 2008
Gross trade accounts receivable	$419	$359
Trade accounts receivable from TCEH	(165)	(135)
Allowance for uncollectible accounts	(2)	(7)

Trade accounts receivable from nonaffiliates – net	$252	$217

Gross trade accounts receivable at June 30, 2009 and December 31, 2008 included unbilled revenues of $139 million and $140 million, respectively.

In April 2009, the PUCT finalized a new rule relating to the Certification of Retail Electric Providers. Under the new rule, write-offs of uncollectible amounts owed by nonaffiliated REPs are deferred as a regulatory asset. Accordingly, Oncor recognized a $3 million one-time reversal of bad debt expense in the three months ended June 30, 2009 representing bad debt reserves previously recognized for nonaffiliated REP accounts receivable.

Investments

	June 30, 2009	December 31, 2008
Assets related to employee benefit plans, including employee savings programs, net of distributions	$57	$65
Investments in unconsolidated affiliates	4	5
Land	2	2

Total investments	$63	$72

Property, Plant and Equipment

At June 30, 2009 and December 31, 2008, property, plant and equipment of $8.9 billion and $8.6 billion, respectively, is stated net of accumulated depreciation and amortization of $4.2 billion in both periods.

Intangible Assets

Intangible assets other than goodwill reported in the balance sheet are comprised of the following:

	As of June 30, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Land easements	$184	$70	$114	$184	$69	$115
Capitalized software	197	91	106	145	80	65

Total	$381	$161	$220	$329	$149	$180

Aggregate amortization expense for intangible assets totaled $5 million and $5 million for the three months ended June 30, 2009 and 2008, respectively, and $12 million and $9 million for the six months ended June 30, 2009 and 2008, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2008 is as follows:

Year	Amortization Expense
2009	$25
2010	19
2011	17
2012	14
2013	7

At June 30, 2009 and December 31, 2008, goodwill of $4.1 billion was reported on the balance sheet. None of this goodwill balance is being deducted for tax purposes. This balance is net of the $860 million goodwill impairment charge recorded in the fourth quarter of 2008 (see Note 3 to the 2008 Form 10-K Financial Statements). No additional charge was recorded in 2009 in connection with the completion of fair value calculations supporting the 2008 impairment and no other impairments have been recorded since the Merger.

Exit Liabilities

As part of purchase accounting, Oncor accrued $16 million in costs expected to be incurred related to the termination and transition of outsourcing arrangements. Oncor incurred $1 million of the exit liabilities in the six months ended June 30, 2009, and the remaining accrual is expected to be settled no later than June 30, 2010, the targeted date of completion of transition of outsourced activities.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2009	2008
Cash payments:
Interest paid	$168	$150
Capitalized interest	(3)	(3)

Interest (net of amounts capitalized)	165	147
Amounts paid for/in lieu of income taxes	46	53
Noncash investing and financing activities:
Noncash construction expenditures (a)	51	31

(a)	Represents end-of-period accruals.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC:

We have reviewed the accompanying condensed consolidated balance sheet of Oncor Electric Delivery Company LLC and subsidiary (the “Company”) as of June 30, 2009, and the related condensed statements of consolidated income for the three-month and six-month periods ended June 30, 2009 and 2008, and of cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related statements of consolidated income (loss), comprehensive income (loss), cash flows, and membership interests for the year then ended (not presented herein); and in our report dated March 2, 2009 (which report includes an explanatory paragraph related to Oncor Electric Delivery Company LLC being an indirect, wholly-owned subsidiary of EFH Corp., which completed its merger with Texas Energy Future Merger Sub Corp on October 10, 2007), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas

August 3, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Oncor’s financial condition and results of operations for the three and six months ended June 30, 2009 and 2008 should be read in conjunction with the consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

See Note 1 to Financial Statements for a description of the business.

SIGNIFICANT ACTIVITIES AND EVENTS

Technology Initiatives

Oncor continues to invest in technology initiatives that include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is expected to produce electricity service reliability improvements and provide the potential for additional products and services from REPs that will enable businesses and consumers to better manage their electricity usage and costs. Oncor’s plans provide for the full deployment of over three million advanced meters by the end of 2012 to all residential and most non-residential retail electricity customers in Oncor’s service area. As of June 30, 2009, Oncor has installed approximately 240 thousand advanced digital meters, including approximately 200 thousand in the six months ended June 30, 2009. Cumulative capital expenditures for the deployment of the advanced meter system totaled $108 million as of June 30, 2009. In July 2009, Oncor’s advanced metering system completed its first 15-minute interval, billing-quality electricity consumption data reporting to the Texas market. The data, which makes it possible to support innovative new programs and pricing options, represented information technology integration of over 200,000 advanced meters.

In July 2009, Oncor applied to the US Department of Energy for approximately $317 million in stimulus funds to advance its modernized grid initiatives. The funds are available through the American Recovery and Reinvestment Act of 2009. Oncor expects to account for funds received, if any, as contributions in aid of construction, reducing the amount capitalized as property, plant and equipment. In its applications, Oncor requested:

•	$200 million to lower the cost for its advanced metering system initiative,

•	More than $58 million for telecommunications and network investments to support the modernized grid initiatives, and

•	More than $58 million for distribution automation to improve service and reliability.

Matters with the PUCT

See discussion of these matters, including the awarded construction of $1.3 billion of transmission lines and a rate case with the PUCT, below under “Regulation and Rates”.

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2009	2008	Change	2009	2008	Change
Operating statistics:
Electric energy billed volumes (GWh)	23,944	25,593	(6.4)	48,171	51,248	(6.0)

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)				80.2	85.3	(6.0)
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.1	1.2	(8.3)
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				72.9	73.9	(1.4)

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)				3,137	3,108	0.9

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2009	2008	Change	2009	2008	Change
Operating revenues:
Electricity distribution revenues (b):
Affiliated (TCEH)	$246	$241	2.1	$474	$483	(1.9)
Nonaffiliated	324	307	5.5	626	604	3.6

Total distribution revenues	570	548	4.0	1,100	1,087	1.2
Third-party transmission revenues	75	69	8.7	149	135	10.4
Other miscellaneous revenues	8	9	(11.1)	17	18	(5.6)

Total operating revenues	$653	$626	4.3	$1,266	$1,240	2.1

(a)	SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. The statistics presented are based on twelve months ended June 30, 2009 and 2008 data.
(b)	Includes transition charge revenue associated with the issuance of securitization bonds totaling $37 million and $34 million for the three months ended June 30, 2009 and 2008, respectively, and $69 million and $68 million for the six months ended June 30, 2009 and 2008, respectively. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Financial Results — Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Operating revenues increased $27 million, or 4%, to $653 million in 2009. The increase reflected:

•	$12 million from increased distribution tariffs to recover higher transmission costs;

•	$5 million in higher transmission revenues primarily due to a rate increase to recover ongoing investment in the transmission system;

•	an estimated $4 million impact of growth in points of delivery;

•	$4 million in higher charges to REPs related to transition bonds (with a related increase in amortization of the related regulatory asset), and

•

$4 million from a surcharge to recover advanced metering deployment costs and $2 million from a surcharge to recover additional energy efficiency costs, both of which became effective with the January 2009 billing cycle, partially offset by an estimated $6 million in lower average consumption primarily due to the effects of milder weather and general economic conditions.

Operation and maintenance expense increased $14 million, or 6%, to $230 million in 2009. The increase reflected $12 million in higher fees paid to other transmission entities and $2 million in costs related to programs designed to improve customer electricity demand efficiency, both of which have related revenue increases, and $2 million in higher labor and smart grid services costs, partially offset by a $3 million one-time reversal of bad debt expense due to the PUCT’s finalization of the Certification of Retail Electric Providers rule in April 2009. Write-offs of uncollectible amounts owed by nonaffiliated REPs are deferred as a regulatory asset (see “Regulation and Rates”).

Depreciation and amortization increased $11 million, or 9%, to $132 million in 2009. The increase reflected $7 million in higher depreciation due to ongoing investments in property, plant and equipment and $4 million in higher amortization of the regulatory assets associated with the securitization bonds (with a related increase in revenues).

Other income totaled $10 million in 2009 and $11 million in 2008. The amounts reflected accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting. See Note 2 to Financial Statements.

Other deductions totaled $4 million in 2009 and $9 million in 2008. The 2008 amount included costs totaling $7 million associated with the 2006 settlement with certain cities related to rates.

Provision for/in lieu of income taxes totaled $48 million in 2009 (including $42 million related to operating income and $6 million related to nonoperating income) compared to $52 million (including $47 million related to operating income and $5 million related to nonoperating income) in 2008. The effective rate on pretax income decreased to 36.9% in 2009 from 38.0% in 2008. The decreased rate was driven by the effect of investment gains and losses on certain employee benefit plans, which are excluded in determining taxable income.

Interest income decreased $1 million, or 9%, to $10 million in 2009. The decline reflected a decrease in reimbursement of transition bond interest from TCEH reflecting lower remaining principal amounts of the bonds.

Interest expense increased $14 million, or 19%, to $87 million in 2009. The increase reflected $8 million due to higher average interest rates, which was driven by refinancing of short-term borrowings with $1.5 billion of senior secured notes issued in September 2008. The majority of the proceeds of the September 2008 notes issuance was used to pay outstanding short-term borrowings under Oncor’s credit facility. The increase also reflected $5 million in higher average borrowings, reflecting ongoing capital investments.

Net income decreased $3 million, or 4%, to $82 million in 2009 driven by increased interest expense.

Financial Results — Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Operating revenues increased $26 million, or 2%, to $1.266 billion in 2009. The increase reflected:

•	$21 million from increased distribution tariffs to recover higher transmission costs;

•	$15 million in higher transmission revenues primarily due to a rate increase to recover ongoing investment in the transmission system;

•	an estimated $8 million impact of growth in points of delivery, and

•

$6 million from a surcharge to recover advanced metering deployment costs and $5 million from a surcharge to recover additional energy efficiency costs, both of which became effective with the January 2009 billing cycle, partially offset by an estimated $25 million in lower average consumption primarily due to the effects of milder weather and general economic conditions.

Operation and maintenance expense increased $37 million, or 9%, to $456 million in 2009. The increase reflected $26 million in higher fees paid to other transmission entities and $5 million in costs related to programs designed to improve customer electricity demand efficiencies, both of which have related revenue increases, and $3 million in higher labor costs to meet enhanced service terms and conditions, $3 million in losses on certain benefit plan investments and $3 million in higher smart grid services costs, partially offset by a $3 million one-time reversal of bad debt expense due to the PUCT’s finalization of the Certification of Retail Electric Providers rule in April 2009.

Depreciation and amortization increased $17 million, or 7%, to $258 million in 2009. The increase reflected higher depreciation due to ongoing investments in property, plant and equipment.

Other income totaled $20 million in 2009 and $22 million in 2008. The amounts reflected accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting. See Note 2 to Financial Statements.

Other deductions totaled $8 million in 2009 and $17 million in 2008. The 2008 amount included costs totaling $13 million associated with the 2006 settlement with certain cities related to rates.

Provision for/in lieu of income taxes totaled $85 million in 2009 (including $74 million related to operating income and $11 million related to nonoperating income) compared to $99 million (including $89 million related to operating income and $10 million related to nonoperating income) in 2008. The effective rate on pretax income increased to 37.8% in 2009 from 36.8% in 2008. The increased rate was driven by the effect of investment gains and losses on certain employee benefit plans, which are excluded in determining taxable income.

Interest income decreased $3 million, or 14%, to $19 million in 2009. The decline reflected a decrease in reimbursement of transition bond interest from TCEH reflecting lower remaining principal amounts of the bonds and lower investment gains on assets held for employee benefit plans.

Interest expense increased $22 million, or 15%, to $171 million in 2009. The increase reflected $12 million due to higher average interest rates, which was driven by refinancing of short-term borrowings with $1.5 billion of senior secured notes issued in September 2008. The majority of the proceeds of the September 2008 notes issuance was used to pay outstanding short-term borrowings under Oncor’s credit facility. The increase also included a $10 million effect of higher average borrowings, reflecting ongoing capital investments.

Net income decreased $30 million, or 18%, to $140 million in 2009 driven by the effect of lower average consumption on revenues as well as increased interest expense.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash provided by operating activities totaled $342 million and $260 million for the six months ended June 30, 2009 and 2008, respectively. The major factors driving the $82 million increase were a $43 million favorable change in working capital (accounts receivable, accounts payable and inventories), including an $11 million favorable comparison due to the purchase of BPL-based smart grid network asset inventories in 2008, and a $37 million favorable impact due to timing of advanced metering surcharge billings (see Note 2 to Financial Statements).

Cash provided by financing activities totaled $92 million in 2009 compared to $204 million in 2008. The activity reflected:

	Six Months Ended June 30,
	2009	2008
Net issuances/(repayments) of borrowings	$151	$323
Distributions to members	(75)	(135)
Decrease in income tax-related note receivable from TCEH	16	16

Cash provided by financing activities	$92	$204

Investing activities, which consisted primarily of capital expenditures, totaled $523 million in 2009 and $466 million in 2008. The activity reflected:

	Six Months Ended June 30,
	2009	2008
Capital expenditures	$(516)	$(465)
Other	(7)	(1)

Cash used in investing activities	$(523)	$(466)

The $51 million, or 11%, increase in capital expenditures includes $73 million for advanced metering deployment.

Depreciation and amortization expense reported in the condensed statement of consolidated cash flows is less than the amount reported in the condensed statement of consolidated income by $18 million and $20 million for the six months ended June 30, 2009 and 2008, respectively. The difference represents the accretion of the adjustment (discount) to regulatory assets of $20 million and $22 million, respectively, net of the amortization of debt fair value discount of $2 million in both periods, both due to purchase accounting, and reported in other income and interest expense and related charges, respectively, in the condensed statement of consolidated income.

Long-Term Debt Activity — Repayments for the six months ended June 30, 2009 totaled $52 million in scheduled transition bond principal payments. See Note 4 to Financial Statements for further information regarding long-term debt.

Available Liquidity/Credit Facility — At June 30, 2009, Oncor had a $2.0 billion secured revolving credit facility under which borrowings are available on a revolving basis through October 10, 2013. Borrowing capacity available under this credit facility totaled $1.336 billion and $1.508 billion at June 30, 2009 and December 31, 2008, respectively. This availability excludes $122 million and $155 million, respectively, of commitments from a subsidiary of Lehman Brothers Holding Inc. (such subsidiary, Lehman) that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code, but includes a $32 million portion of the Lehman commitment that was purchased in April 2009 by a third party. Cash and cash equivalents totaled $36 million and $125 million at June 30, 2009 and December 31, 2008, respectively. Available liquidity (cash and available credit facility capacity) at June 30, 2009 of $1.372 billion reflected a decrease of $261 million from year-end 2008 due to ongoing capital investment in transmission and distribution infrastructure. See Note 3 to Financial Statements and Note 10 to the 2008 Form 10-K Financial Statements for additional information regarding the credit facility.

Distributions — During 2009, Oncor’s board of directors declared and Oncor paid $75 million in cash distributions to its members as follows:

Declaration Date	Payment Date	Amount Paid
May 19, 2009	May 20, 2009	$50
February 18, 2009	March 3, 2009	$25

See Note 6 to Financial Statements for discussion of distribution restriction provisions.

Pension and OPEB Plan Funding — Pension and OPEB plan funding by Oncor is expected to total $57 million and $18 million, respectively, in 2009. Oncor’s contributions to the pension and OPEB plans totaled $17 million and $9 million, respectively, in the six months ended June 30, 2009.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The revolving credit facility contains a financial covenant that requires maintenance of a specified leverage ratio. As of June 30, 2009, Oncor was in compliance with such covenant.

Credit Ratings — Oncor’s issuer credit ratings as of June 30, 2009 are BBB+ and BBB- as assigned by S&P and Fitch, respectively.

Additionally, the rating agencies assign credit ratings on certain debt securities. The credit ratings assigned for debt securities issued by Oncor as of June 30, 2009 are presented below:

	Senior Secured	Senior Unsecured
S&P	BBB+	BBB+
Moody’s	Baa1	Baa1
Fitch	BBB	BBB-

As described in Notes 10 and 11 to the 2008 Form 10-K Financial Statements, all of Oncor’s long-term debt is currently secured by a first priority lien on certain of its transmission and distribution assets and is considered senior secured debt. All three rating agencies have placed Oncor’s ratings on “stable outlook”. In June 2009, Moody’s upgraded the long-term debt rating for Oncor’s senior secured debt by two notches from Baa3 to Baa1 citing, among other things, Oncor’s position as a rate-regulated electric transmission and distribution utility in Texas, reasonably supportive regulatory jurisdiction, solid financial credit metrics, adequate sources of near-term liquidity and the continued evidence of strong corporate independence from EFH Corp.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — Certain of Oncor’s arrangements, including its credit facility and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on credit ratings.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under its credit facility. Under this facility such a default may cause the maturity of outstanding balances ($542 million at June 30, 2009) under such facility to be accelerated.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2009, Oncor does not have any off-balance sheet arrangements involving special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 5 to Financial Statements for details of contingencies, including guarantees.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for a discussion of changes in accounting standards.

REGULATION AND RATES

Certification of REPs

In April 2009, the PUCT finalized a rule relating to the Certification of Retail Electric Providers. The rule strengthens the certification requirements for REPs in order to better protect customers, transmission and distribution utilities (TDUs), and other REPs from the potential insolvency of REPs. The rule is considered a competition rule and thus is subject to judicial review as specified in PURA. The rule, among other things, increases creditworthiness and financial reporting requirements for REPs and provides additional customer protection requirements and regulatory asset consideration for TDU bad debt expenses. Under the rule, Oncor uncollectible amounts owed by nonaffiliated REPs are deferred as a regulatory asset. Recovery of the regulatory asset will be considered in a future rate case. Accordingly, Oncor recognized an approximately $3 million one-time reversal of bad debt expense in the three months ended June 30, 2009 (see Note 9 to Financial Statements). Due to the commitments made to the PUCT in connection with the Merger, Oncor may not recover bad debt expense, or certain other costs and expenses, from rate payers in the event of a default or bankruptcy by an affiliate REP.

Matters with the PUCT

Rate Case — In June 2008, Oncor filed for a rate review with the PUCT (Docket No. 35717) and 204 cities, as required by the order approving the stipulation discussed in the 2008 Form 10-K. If approved as requested, this review would result in an aggregate annual rate increase of approximately $253 million (adjusted from $275 million as reflected in the initial filing), the majority of which relates to increased depreciation expense due to capital investments and recovery of costs that have been recorded as regulatory assets. A hearing on the merits concluded in February 2009. After evidentiary hearings on the rate review before the State Office of Administrative Hearings (SOAH), in June 2009, SOAH issued a Proposal for Decision (PFD). Oncor’s rate review filing and the PFD were considered by the PUCT at two open meetings in July 2009. The PUCT has not yet concluded its review of the case and is not obligated to accept all or any part of the PFD in its ruling.

The economic impact of the rate review could be significantly affected by the PUCT’s decisions on the following issues:

•	the consolidated tax savings to EFH Corp. arising out of EFH Corp.’s ability to offset Oncor’s taxable income against losses from other investments;

•	the recovery of Oncor’s investment in certain automated meters installed before final meter functionality requirements were promulgated by the PUCT, and

•	Oncor’s return on equity, which the PFD proposed to set at 10.25%.

The PUCT directed the PUCT staff to calculate the range of revenue requirement increases, which would in any case be less than Oncor’s requested increase, based on a range of discussed resolutions and report the results prior to the next PUCT open meeting scheduled for August 13, 2009. Oncor expects the PUCT to issue an order setting forth its decision during the third quarter 2009. Oncor has no basis to predict the ultimate outcome of the PUCT rate review or to estimate related regulatory asset write-offs, if any.

Transmission Rates — In order to recover increases in its transmission costs, including fees paid to other transmission service providers, Oncor is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rate charged to REPs. In January 2009, an application was filed to increase the TCRF, which was administratively approved in February 2009 and became effective in March 2009. This increase is expected to increase annualized revenues by $16 million. In July 2009, an application was filed to increase the TCRF, which is expected to be administratively approved in August 2009 and become effective September 1, 2009. If approved, this increase is expected to increase annualized revenues by approximately $14 million.

Competitive Renewable Energy Zones (CREZ) — In January 2009, the PUCT assigned approximately $1.3 billion of CREZ construction projects to Oncor. A written order reflecting the PUCT’s decision was entered in March 2009 and an order on rehearing was issued by the PUCT in May 2009. The cost estimates for the CREZ construction projects are based upon cost analyses prepared by ERCOT. For the six months ended June 30, 2009, CREZ-related capital expenditures totaled $39 million. It is expected that the necessary permitting actions and other requirements and all construction activities for the assigned construction projects will be completed by the end of 2013.

Application for 2010 Energy Efficiency Cost Recovery Factor — In May 2009, Oncor filed an application with the PUCT to request approval of an Energy Efficiency Cost Recovery Factor (EECRF) for 2010. PUCT rules require Oncor to make an annual EECRF filing by May 1 for implementation at the beginning of the next calendar year. The requested 2010 EECRF is $54 million, the same amount established for 2009, and would result in the same $0.92 per month charge for residential customers as proposed in Oncor’s pending rate case. As allowed by the rule, the 2010 EECRF is designed to recover the costs of the 2010 programs, the under-recovery of 2008 program costs, and a performance bonus based on 2008 results. Approval of the application as filed would result in an immediate recognition of $9 million in revenues, representing the performance bonus.

Summary

Oncor cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter its basic financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that Oncor may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. Oncor may transact in financial instruments to hedge interest rate risk related to its indebtedness, but there are currently no such hedges in place. All of the long-term debt at June 30, 2009 and December 31, 2008 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the 2008 Form 10-K and is therefore not presented herein.

Credit Risk

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. Oncor’s customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT. See “Regulation and Rates” above regarding a new REP certification rule.

Credit Exposure — Exposure to credit risk associated with accounts receivable totaled $166 million from affiliates, which consisted of $165 million of trade accounts receivable from TCEH and $1 million of other receivables from affiliates, and $254 million from nonaffiliated customers as of June 30, 2009. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million at June 30, 2009. The nonaffiliated exposure consists almost entirely of noninvestment grade trade accounts receivable, of which $192 million represented trade accounts receivable from REPs. As of June 30, 2009, subsidiaries of one customer collectively represent 14% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represent 10% or more of the total exposure. Oncor views exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.

Oncor is also exposed to credit risk associated with the note receivable from TCEH totaling $273 million ($36 million reported as current in trade accounts and other receivables from affiliates) at June 30, 2009 (see Note 8 to Financial Statements for additional information).

FORWARD-LOOKING STATEMENTS

This report and other presentations made by Oncor contain “forward-looking statements”. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that Oncor expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of Oncor’s business and operations (often, but not always, through the use of words or phrases such as “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimated”, “projection”, “target” and “outlook”), are forward-looking statements. Although Oncor believes that in making such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “Risk Factors” in the 2008 Form 10-K and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the FERC, the PUCT, the EPA, and the TCEQ, with respect to:

•	allowed rate of return;

•	permitted capital structure;

•	industry, market and rate structure;

•	recovery of investments;

•	acquisitions and disposals of assets and facilities;

•	operation and construction of facilities;

•	changes in tax laws and policies, and

•	changes in and compliance with environmental and safety laws and policies;

•	legal and administrative proceedings and settlements;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	economic conditions, including the current recessionary environment;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	the credit quality and/or inability of various counterparties to meet their financial obligations to Oncor, including failure of counterparties to perform under agreements;

•	general industry trends;

•	hazards customary to the industry and the possibility that Oncor may not have adequate insurance to cover losses resulting from such hazards;

•	changes in technology used by and services offered by Oncor;

•	significant changes in Oncor’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB benefits, and future funding requirements related thereto;

•	significant changes in critical accounting policies material to Oncor;

•

commercial bank and financial market conditions, access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in the capital markets and the potential impact of continued disruptions in US credit markets;

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

An evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this report. Based on the evaluation performed, management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this report, no changes in internal controls over financial reporting have occurred that have materially affected, or are reasonably likely to materially affect, Oncor’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to the discussion in Note 5 to Financial Statements regarding legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2008 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits provided as part of Part II are:

Exhibits	Previously Filed With File Number	As Exhibit
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)		—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)		—	Certification of David M. Davis, vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)		—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)		—	Certification of David M. Davis, vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99		—	Condensed Statements of Consolidated Income (Loss) –Twelve Months Ended June 30, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY COMPANY LLC

By:	/s/ David M. Davis
David M. Davis
Vice President and Chief Financial Officer

Date: August 3, 2009