Form 10-K
period 2009-12-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2010-02-19
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of Oncor Electric Delivery Company LLC common membership interests held by non-affiliates: None

As of February 18, 2010, 80.033% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.217% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors. None of the membership interests are publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE - None

Oncor Electric Delivery Company LLC’s (Oncor) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Oncor website at http://www.oncor.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on Oncor’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-K. Readers should not rely on or assume the accuracy of any representation or warranty in any agreement that Oncor has filed as an exhibit to this Form 10-K because such representation or warranty may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties’ risk allocation in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes or may no longer continue to be true as of any given date.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	Texas Electric Choice Plan, the legislation that restructured the electric utility industry in Texas to provide for retail competition

Capgemini	Capgemini Energy LP, a provider of business process support services to Oncor

CREZ	Competitive Renewable Energy Zone

EBITDA	Refers to earnings (net income) before interest expense, income taxes (or provision in lieu of income taxes), depreciation and amortization.

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a direct subsidiary of EFH Corp. and the direct parent of TCEH.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of the various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

Investment LLC	Refers to Oncor Management Investment LLC, a limited liability company and noncontrolling interest owner of Oncor, whose managing member is Oncor and whose Class B Interests are owned by officers, directors and key employees of Oncor.

IRS	US Internal Revenue Service

kV	kilovolts

kW	kilowatt

kWh	kilowatt-hours

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Limited Liability Company Agreement	The Second Amended and Restated Limited Liability Company Agreement of Oncor, dated as of November 5, 2008, by and among Oncor Holdings, Texas Transmission and Investment LLC, as amended.

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

NERC	North American Electric Reliability Corporation

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of Intermediate Holding and the direct majority owner of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

Purchase accounting	The purchase method of accounting for a business combination as prescribed by GAAP, whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs, are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)

SARs	Stock Appreciation Rights

SARs Plan	Refers to the Oncor Electric Delivery Company Stock Appreciation Rights Plan

SEC	US Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR), TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

PART I

Items 1. and 2.	BUSINESS AND PROPERTIES

See Glossary on page ii for a definition of terms and abbreviations.

Oncor Electric Delivery Company LLC Business and Strategy

Oncor is a regulated electricity transmission and distribution company that provides the essential service of delivering electricity safely, reliably and economically to end-use consumers through its distribution systems, as well as providing transmission grid connections to merchant generation plants and interconnections to other transmission grids in Texas. Oncor is a direct subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of Intermediate Holding, a direct, wholly-owned subsidiary of EFH Corp. Oncor Holdings owns 80.033% of Oncor’s membership interests, Texas Transmission owns 19.75% of Oncor’s membership interests and certain members of Oncor’s management and board of directors indirectly beneficially own the remaining membership interests of Oncor. Oncor is a limited liability company organized under the laws of the State of Delaware, formed in 2007 as the successor entity to Oncor Electric Delivery Company, formerly known as TXU Electric Delivery Company, a corporation formed under the laws of the State of Texas in 2001. See Note 1 to Financial Statements for additional information regarding the 2008 sales of equity interests to Texas Transmission and Investment LLC.

Oncor’s transmission and distribution assets are located principally in the north-central, eastern and western parts of Texas. This territory has an estimated population in excess of seven million, about one-third of the population of Texas, and comprises 91 counties and over 400 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen. Oncor is not a seller of electricity, nor does it purchase electricity for resale. It provides transmission services to other electricity distribution companies, cooperatives and municipalities. It provides distribution services to REPs, which sell electricity to retail customers. Oncor’s transmission and distribution rates are regulated by the PUCT. Oncor is managed as an integrated business; consequently, there are no reportable segments.

Oncor operates the largest transmission and distribution system in Texas, delivering electricity to approximately three million homes and businesses and operating more than 117,000 miles of transmission and distribution lines. Most of Oncor’s power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law. At December 31, 2009, Oncor had approximately 3,800 full-time employees, including approximately 690 employees under collective bargaining agreements.

Various “ring-fencing” measures have been taken to enhance Oncor’s credit quality. These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; Oncor’s board of directors being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. Oncor does not bear any liability for obligations of the Texas Holdings Group (including, but not limited to, debt obligations), and vice versa. Accordingly, Oncor’s operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

In November 2008, Oncor sold equity interests to Texas Transmission. Oncor also indirectly sold equity interests to certain members of its board of directors and its management team. Accordingly, after giving effect to all equity issuances, as of December 31, 2009, Oncor’s ownership was as follows: 80.03% held by Oncor Holdings and indirectly by EFH Corp., 19.75% held by Texas Transmission and 0.22% held indirectly by certain members of Oncor’s management and board of directors. See Note 1 to Financial Statements for additional details regarding the sales of equity interests.

Oncor’s Market (ERCOT statistics below were derived from information published by ERCOT)

Oncor operates within the ERCOT market. This market represents approximately 85% of electricity consumption in Texas. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the system operator of the interconnected transmission grid for those systems. ERCOT is responsible for ensuring reliability, adequacy and security of the electric systems as well as nondiscriminatory access to transmission service by all wholesale market participants in the ERCOT region. ERCOT’s membership consists of more than 300 corporate and associate members, including electric cooperatives, municipal power agencies, independent generators, independent power marketers, transmission service providers and distribution services providers, independent REPs and consumers.

In 2009, hourly demand peaked at a record 63,400 MW. The ERCOT market has limited interconnections to other markets in the US, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity (or approximately 2% of peak demand). In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

The ERCOT market operates under the reliability standards set by NERC. The PUCT has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of power supply across Texas’s main interconnected transmission grid. Oncor, along with other owners of transmission and distribution facilities in Texas, assists the ERCOT independent system operator in its operations. Oncor has planning, design, construction, operation and maintenance responsibility for the portion of the transmission grid and for the load-serving substations it owns, primarily within its certificated distribution service area. Oncor participates with the ERCOT independent system operator and other ERCOT utilities in obtaining regulatory approvals and planning, designing and constructing new transmission lines in order to remove existing constraints and interconnect generation on the ERCOT transmission grid. The transmission lines are necessary to meet reliability needs, support renewable energy production and increase bulk power transfer capability.

Oncor’s Strategies

Oncor focuses on delivering electricity in a safe and reliable manner, minimizing service interruptions and investing in its transmission and distribution infrastructure to maintain its system, serve its growing customer base with a modernized grid and support renewable energy production.

Oncor believes that building and leveraging upon opportunities to scale its operating advantage and technology programs enables Oncor to create value by eliminating duplicative costs, efficiently managing supply costs, and building and standardizing distinctive process expertise over a larger grid. Scale also allows Oncor to take part in large capital investments in its transmission and distribution system, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs. Oncor’s growth strategies are to invest in technology upgrades, including advanced metering systems and energy efficiency initiatives, and to construct new transmission and distribution facilities to meet the needs of the growing Texas market and support renewable energy production. Oncor and other transmission and distribution businesses in ERCOT benefit from regulatory capital recovery mechanisms known as “capital trackers” that Oncor believes enable adequate and timely recovery of transmission and advanced metering investments through its regulated rates.

Oncor’s Operations

Performance — Oncor achieved market-leading electricity delivery performance in nine out of 12 key PUCT market metrics in 2009. These metrics measure the success of transmission and distribution companies in facilitating customer transactions in the competitive Texas electricity market. Two additional metrics for expedited switching have been added by the PUCT in 2010.

Investing in Infrastructure and Technology — In 2009, Oncor invested $1.0 billion in its network to construct, rebuild and upgrade transmission lines and associated facilities, to extend the distribution infrastructure, and to pursue certain initiatives in infrastructure maintenance and information technology. Reflecting its commitment to infrastructure, in September 2008, Oncor and several other ERCOT utilities filed with the PUCT a plan to participate in the construction of transmission improvements designed to interconnect existing and future renewable energy facilities to transmit electricity from Competitive Renewable Energy Zones (CREZs) identified by the PUCT. In 2009, the PUCT awarded approximately $1.3 billion of CREZ construction projects to Oncor. The projects involve the construction of transmission lines to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. The cost estimates for the CREZ construction projects are based upon analyses prepared by ERCOT in April 2008. In 2009, Oncor’s CREZ-related capital expenditures totaled $114 million. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulation and Rates.”

Oncor’s technology upgrade initiatives include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is expected to produce electricity service reliability improvements and provide the potential for additional products and services from REPs that will enable businesses and consumers to better manage their electricity usage and costs. Oncor’s plans provide for the full deployment of over three million advanced meters by the end of 2012 to all residential and most non-residential retail electricity customers in Oncor’s service area. The advanced meters can be read remotely, rather than by a meter reader physically visiting the location of each meter. Advanced meters facilitate automated demand side management, which allows consumers to monitor the amount of electricity they are consuming and adjust their electricity consumption habits. As of December 31, 2009, Oncor has installed approximately 660 thousand advanced digital meters. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for Texas market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. In addition to the potential energy efficiencies from advanced metering, Oncor expects to invest over $300 million ($100 million in excess of regulatory requirements) over the five years ending in 2012 in programs designed to improve customer electricity demand efficiencies. As of December 31, 2009, Oncor has invested $125 million in these programs, including $67 million in 2009, and 22% of the amount in excess of regulatory requirements has been spent.

In a stipulation with several parties that was approved by the PUCT (as discussed in Note 4 to Financial Statements), Oncor committed to a variety of actions, including minimum capital spending of $3.6 billion over the five-year period ending December 31, 2012, subject to certain defined conditions. Approximately 50% of this total was spent as of December 31, 2009. This spending does not include the CREZ facilities.

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

Oncor is a member of ERCOT, and its transmission business actively assists the operations of ERCOT and market participants. Through its transmission business, Oncor participates with ERCOT and other member utilities to plan, design, construct and operate new transmission lines, with regulatory approval, necessary to maintain reliability, interconnect to merchant generation facilities, increase bulk power transfer capability and minimize limitations and constraints on the ERCOT transmission grid.

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

Provisions of the 1999 Restructuring Legislation allow Oncor to annually update its transmission rates to reflect changes in invested capital. These “capital tracker” provisions encourage investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

At December 31, 2009, Oncor’s transmission facilities includes approximately 5,173 circuit miles of 345-kV transmission lines and approximately 9,954 circuit miles of 138-and 69-kV transmission lines. Sixty-two generation facilities totaling 36,165 MW are directly connected to Oncor’s transmission system, and 277 transmission stations and 702 distribution substations are served from Oncor’s transmission system.

At December 31, 2009, Oncor’s transmission facilities have the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Centerpoint Energy Inc.	8	—	—
American Electric Power Company, Inc (a)	4	7	12
Lower Colorado River Authority	6	20	3
Texas Municipal Power Agency	8	6	—
Texas New Mexico Power	2	9	11
Brazos Electric Power Cooperative	4	104	20
Rayburn Country Electric Cooperative	—	32	7
City of Georgetown	—	2	—
Tex-La Electric Cooperative	—	11	1
Other small systems operating wholly within Texas	—	3	2
(a) One of the 345-kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Oncor’s electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within Oncor’s certificated service area. Oncor’s distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through approximately 3,097 distribution feeders.

The Oncor distribution system includes over 3.1 million points of delivery. Over the past five years, the number of distribution system points of delivery served by Oncor, excluding lighting sites, grew an average of approximately 1.26% per year, adding approximately 24,689 points of delivery in 2009.

The Oncor distribution system consists of approximately 56,260 miles of overhead primary conductors, approximately 21,587 miles of overhead secondary and street light conductors, approximately 15,352 miles of underground primary conductors and approximately 9,528 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

Distribution rates for residential and small commercial users are based on actual monthly consumption (kWh), and rates for large commercial and industrial users are based on the greater of actual monthly demand (kW) or 80% of peak monthly demand during the prior eleven months.

Customers — Oncor’s transmission customers consist of municipalities, electric cooperatives and other distribution companies. Oncor’s distribution customers consist of more than 70 REPs in Oncor’s certificated service area, including TCEH. Distribution revenues from TCEH represented 38% of Oncor’s total revenues for 2009, and revenues from subsidiaries of Reliant Energy, Inc., each of which is a non-affiliated REP, represented 14% of Oncor’s total revenues for 2009. No other customer represented more than 10% of Oncor’s total operating revenues. The consumers of the electricity delivered by Oncor are free to choose their electricity supplier from REPs who compete for their business.

Seasonality — The revenues and results of operations of Oncor are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer.

Regulation and Rates — As its operations are wholly within Texas, Oncor believes that it is not a public utility as defined in the Federal Power Act and, as a result, it is not subject to general regulation under this act.

The PUCT has original jurisdiction over transmission and distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the PUCT and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, PURA prohibits the collection of any rates or charges by a public utility (as defined by PURA) that does not have the prior approval of the appropriate regulatory authority (PUCT or municipality with original jurisdiction). In accordance with a stipulation approved by the PUCT, Oncor filed a rate case with the PUCT in June 2008, based on a test year ended December 31, 2007. In August 2009, the PUCT issued a final order with respect to the rate review as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulation and Rates.”

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

Environmental Regulations and Related Considerations

Water

The TCEQ and the EPA have jurisdiction over water discharges (including storm water) from facilities in Texas. Facilities of Oncor are presently in material compliance with applicable state and federal requirements relating to discharge of pollutants into the water. Oncor holds all required waste water discharge permits from the TCEQ for facilities in operation and has applied for or obtained necessary permits for facilities under construction. Oncor believes it can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure (SPCC) plans for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain facilities. Oncor has determined that SPCC plans will be required for certain substations, work centers and distribution systems by November 10, 2010, and it is currently compiling data for development of these plans.

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

Environmental Capital Expenditures

Oncor’s capital expenditures for environmental matters were $7 million in 2009 and are expected to be approximately $8 million in 2010.

Item 1A.	RISK FACTORS

Some important factors, in addition to others specifically addressed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that could have a material negative impact on Oncor’s operations, financial results and financial condition, or could cause Oncor’s actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

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

The Texas Legislature meets every two years, and from time to time bills are introduced and considered that could materially affect Oncor’s business. There can be no assurance that future action of the Texas Legislature will not result in legislation that could have a material adverse effect on Oncor and its financial prospects.

PURA, the PUCT, ERCOT and the Office of Public Utility Council (OPC) are subject to a “Sunset” review by the Texas Sunset Advisory Commission. PURA will expire, and the PUCT will be abolished, on September 1, 2011 unless extended by the Texas Legislature following such review. If any of PURA, the PUCT, ERCOT or the OPC are not renewed by the Texas Legislature pursuant to Sunset review, it could have a material effect on Oncor’s business.

Sunset review is the regular assessment of the continuing need for a state agency to exist, and is grounded in the premise that an agency will be abolished unless legislation is passed to continue its functions. The Texas Sunset Advisory Commission (Sunset Commission) closely reviews each agency and recommends action on each agency to the Texas Legislature, which action may include modifying or even abolishing the agency. Of the twenty-seven agencies scheduled for Sunset review by the Sunset Commission in 2009 and 2010, three hold primary interest for Oncor: the PUCT, the OPC, and ERCOT, which are subject to a focused, limited scope, or special purpose review. These agencies, for the most part, govern and operate the electricity markets in Texas upon which Oncor’s business model is based. PURA, which expires September 1, 2011, is also subject to Sunset review. If the Texas Legislature fails to renew PURA or any of these agencies, it could result in a significant restructuring of the Texas electricity market or regulatory regime that could have a material impact on Oncor’s business. There can be no assurance that future action of the Sunset Commission will not result in legislation that could have a material adverse effect on Oncor and its financial prospects.

The rates of Oncor’s electricity delivery business are subject to regulatory review, and may be reduced below current levels, which could adversely impact Oncor’s financial condition and results of operations.

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

In addition, in connection with the Merger, Oncor has made several commitments to the PUCT regarding its rates. For example, Oncor committed that it will, in rate cases after its 2008 general rate case through proceedings initiated prior to December 31, 2012, support a cost of debt that will be no greater than the then-current cost of debt of electric utilities with credit ratings equal to Oncor’s ratings as of October 1, 2007. As a result, Oncor may not be able to recover all of its debt costs if they are above those levels.

The operation and maintenance of electricity delivery facilities involves significant risks that could adversely affect Oncor’s results of operations and financial condition.

The operation and maintenance of delivery facilities involves many risks, including, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses that may not be recoverable through rates. A significant number of Oncor’s facilities were constructed many years ago. In particular, older transmission and distribution equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep operating at peak efficiency or reliability. The risk of increased maintenance and capital expenditures arises from damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, Oncor’s ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, Oncor could be subject to additional costs that may not be recoverable through rates and/or the write-off of its investment in the project or improvement.

Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses. Likewise, Oncor’s ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside Oncor’s control.

Oncor’s capital deployment program may not be executed as planned, which could adversely impact Oncor’s financial condition and results of operations.

There can be no guarantee that the execution of Oncor’s capital deployment program for its electricity delivery facilities will be successful, and there can be no assurance that the capital investments Oncor intends to make in connection with its electricity delivery business will produce the desired reductions in cost and improvements to service and reliability. Furthermore, there can be no guarantee that Oncor’s capital investments, including its approximate $1.3 billion investment (based on April 2008 ERCOT cost estimates for CREZ construction projects) associated with projects to construct CREZ-related transmission lines and facilities will ultimately be recoverable through rates or, if recovered, that they will be recovered on a timely basis. With the construction of these projects, it is likely Oncor will incur additional debt. In addition, Oncor may incur additional debt in connection with other investments in infrastructure or technology. For more information regarding the limitation on recovering the value of investments using rates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Risks and Challenges.” There can also be no assurance that the PUCT’s award of CREZ construction projects will not be delayed, modified or otherwise vacated through judicial or administrative actions. Three of the CREZ construction projects awarded to Oncor are located in CREZs that are currently subject to a PUCT proceeding that may, if the PUCT determines there is not sufficient financial commitment from the generators of renewable energy for the projects, result in the PUCT delaying the filing of CREZ Certificates of Convenience and Necessity applications. The estimated cost of these construction projects is $380 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulation and Rates” for more information regarding this proceeding.

Market volatility may have impacts on Oncor’s business and financial condition that Oncor currently cannot predict.

Because its operations are capital intensive, Oncor expects to rely over the long-term upon access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or its revolving credit facility. Recently, the capital and credit markets have been experiencing extreme volatility and disruption. Oncor’s ability to access the capital or credit markets may be severely restricted at a time when Oncor would like, or needs, to access those markets, which could have an impact on Oncor’s flexibility to react to changing economic and business conditions. In addition, the cost of debt financing may be materially impacted by these market conditions. Even if Oncor is able to obtain debt financing, it may be unable to recover in rates some or all of the costs of such debt financing as a result of its agreement with the PUCT that it will, in rate cases initiated prior to December 31, 2012, support a cost of debt that will be based on the then-current cost of debt of electric utilities with investment grade credit ratings equal to Oncor’s ratings as of October 1, 2007. Accordingly, there can be no assurance that the capital and credit markets will continue to be a reliable or acceptable source of short-term or long-term financing for Oncor. Additionally, disruptions in the capital and credit markets could have a broader impact on the economy in general in ways that could lead to reduced electricity usage, which could have a negative impact on Oncor’s revenues, or have an impact on Oncor’s customers, causing them to fail to meet their obligations to Oncor.

Oncor’s revenues are concentrated in a small number of customers, and any delay or default in payment could adversely affect its cash flows, financial condition and results of operations.

Oncor’s revenues from the distribution of electricity are collected from more than 70 REPs, including TXU Energy (a subsidiary of TCEH), that sell the electricity Oncor distributes to their customers. Distribution revenues from TCEH represented 38% of Oncor’s total revenues for the year ended December 31, 2009. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these retail providers to pay for Oncor’s services or could cause them to delay such payments. Oncor depends on these REPs to timely remit these revenues to Oncor. Oncor could experience delays or defaults in payment from these REPs, which could adversely affect Oncor’s cash flows, financial condition and results of operations. Due to the commitments made to the PUCT in connection with the Merger, Oncor may not recover bad debt expense, or certain other costs and expenses, from rate payers in the event of a default or bankruptcy by an affiliate REP.

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

Downgrades in Oncor’s credit ratings would generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. In connection with Oncor’s execution of the agreement in November 2008 to sell a 19.75% equity interest as discussed in Note 1 to Financial Statements, S&P and Moody’s upgraded Oncor’s credit ratings for senior unsecured debt and senior secured debt from BBB- to BBB+ and from Ba1 to Baa3, respectively. In June 2009, Moody’s upgraded Oncor’s credit rating for senior secured debt by two notches from Baa3 to Baa1. Oncor’s credit ratings are currently substantially higher than those of its affiliates. If credit rating agencies were to change their views of Oncor’s independence of such affiliates, Oncor’s credit ratings would likely decline. In the event any downgrade occurs and causes Oncor’s borrowing costs to increase, Oncor may not be able to recover such increased costs if they exceed Oncor’s approved cost of debt determined in its 2008 general rate case or subsequent rate cases.

Most of Oncor’s large customers, suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with Oncor. If Oncor’s credit ratings decline, the costs to operate Oncor’s businesses would likely increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with Oncor.

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

Oncor’s operations are capital intensive. Oncor relies on access to financial markets and its credit facility as a significant source of liquidity for capital requirements not satisfied by cash-on-hand or operating cash flows. The inability to raise capital on favorable terms or access liquidity facilities, particularly during times of uncertainty similar to that which has recently been experienced in the financial markets, could adversely impact Oncor’s ability to sustain and grow its businesses and would likely increase capital costs that may not be recoverable through rates. Oncor’s access to the financial markets and its credit facility, and the pricing and terms Oncor receives in the financial markets, could be adversely impacted by various factors, such as:

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

•	a material breakdown in Oncor’s risk management procedures, and

•	the occurrence of changes in Oncor’s businesses that restrict its ability to access its credit facility.

Oncor’s primary source of liquidity aside from operating cash flows is its ability to borrow under its revolving credit facility. The facility contains a debt-to-capital ratio covenant that effectively limits Oncor’s ability to incur indebtedness in the future. As of December 31, 2009, Oncor was in compliance with such covenant. The credit facility and the senior notes issued by Oncor are secured by a deed of trust which permits Oncor to secure other indebtedness with the lien of the deed of trust up to the amount of the available bond credits. As of December 31, 2009, the available bond credits were $2.263 billion. In connection with the Merger, Oncor also committed to the PUCT that it would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. As of December 31, 2009, Oncor is in compliance with such commitment.

The litigation environment in which Oncor operates poses a significant risk to its businesses.

Oncor is involved in the ordinary course of business in a number of lawsuits involving employment, commercial, environmental and injuries and damages issues, among other matters. Judges and juries in the State of Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and business tort cases. Oncor uses appropriate means to contest litigation threatened or filed against it, but the litigation environment in the State of Texas poses a significant business risk.

The allocated costs of providing pension and OPEB and related funding requirements are subject to changes in pension fund values, changing demographics and fluctuating actuarial assumptions and may have a material adverse effect on Oncor’s results of operations and financial condition.

Oncor is a participating employer in the pension plan sponsored by EFH Corp. and offers pension benefits based on either a traditional defined benefit formula or a cash balance formula. Oncor also participates in health care and life insurance benefit plans offered by EFH Corp. to eligible employees and their eligible dependents upon the retirement of such employees from Oncor. Oncor’s allocated costs of providing such benefits and related funding requirements are dependent upon numerous factors, assumptions and estimates and are subject to changes in these factors, assumptions and estimates, including the market value of the assets funding EFH Corp.’s pension and OPEB plans. Benefits costs and related funding requirements are also subject to changing employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans, expected and actual earnings on plan assets and the discount rates used in determining the projected benefit obligation. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods.

The substantial dislocation in the financial markets in 2008 caused the value of the investments that fund EFH Corp.’s pension and OPEB plans to significantly differ from, and may alter the values and actuarial assumptions EFH Corp. uses to calculate, projected future pension plan expense and OPEB costs allocated to Oncor. A continuation or further decline in the value of these investments could increase the expenses of EFH Corp.’s pension plan and the costs of its OPEB plan allocated to Oncor and related funding requirements in the future.

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

Changes in technology or increased conservation efforts may reduce the value of Oncor’s electricity delivery facilities and may significantly impact Oncor’s businesses in other ways as well.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines, photovoltaic (solar) cells and concentrated solar thermal devices. It is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with traditional generation plants. Changes in technology could also alter the channels through which retail customers buy electricity. To the extent self-generation facilities become a more cost-effective option for certain customers, Oncor’s revenues could be materially reduced.

Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of Oncor’s electricity delivery facilities. Certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by a fixed date. Effective energy conservation by Oncor’s customers could result in reduced energy demand, or significantly slow the growth in demand. Such reduction in demand could materially reduce Oncor’s revenues. Furthermore, Oncor may incur increased capital expenditures if it is required to invest in conservation measures.

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

A significant portion of Oncor’s revenues is derived from rates that Oncor collects from each REP based on the amount of electricity Oncor distributes on behalf of such REP. Sales of electricity to residential and commercial customers are influenced by temperature fluctuations. Thus, Oncor’s revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer.

As was the case in the fourth quarter 2008 (as discussed in Notes 1 and 3 to Financial Statements), goodwill that Oncor has recorded in connection with the Merger is subject to at least annual impairment evaluations, and as a result, Oncor could be required to write off some or all of this goodwill, which may cause adverse impacts on Oncor’s financial condition and results of operations.

In accordance with accounting standards, goodwill recorded in connection with the Merger is not amortized but is reviewed annually or more frequently for impairment, if certain conditions exist, and may be impaired. Any reduction in or impairment of the value of goodwill will result in a charge against earnings, which could cause a material adverse impact on Oncor’s reported results of operations and financial position.

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

As of December 31, 2009, 80.03% of the outstanding membership interests in Oncor were held by Oncor Holdings and indirectly held by EFH Corp., 19.75% were held by Texas Transmission and 0.22% were held indirectly by certain members of Oncor’s management and board of directors through Investment LLC. None of the membership interests are publicly traded.

See Note 13 to Financial Statements for a description of cash distributions Oncor paid to its members and the restrictions on Oncor’s ability to pay such distributions.

Item 6.	SELECTED FINANCIAL DATA

	Successor			Predecessor
	December 31,			December 31,
	2009	2008	2007	2006	2005
	(millions of dollars, except ratios)
Total assets — end of year	$16,232	$15,706	$15,434	$10,709	$9,911
Property, plant & equipment — net — end of year	9,174	8,606	8,069	7,608	7,067

Capitalization — end of year
Long-term debt, less amounts due currently	$4,996	$5,101	$3,702	$3,811	$4,107
Shareholder’s equity	—	—	—	2,975	2,935
Membership interests	6,847	6,799	7,618	—	—

Total	$11,843	$11,900	$11,320	$6,786	$7,042

Capitalization ratios — end of year (a)
Long-term debt, less amounts due currently	42.2%	42.9%	32.7%	56.2%	58.3%
Shareholder’s equity	—	—	—	43.8	41.7
Membership interests	57.8	57.1	67.3	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(a)	For purposes of reporting to the PUCT, the regulatory capitalization ratio at December 31, 2009 was 58.1% debt and 41.9% equity.

	Successor (d)			Predecessor
	Year Ended December 31,		Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31,
	2009	2008			2006	2005
	(millions of dollars, except ratios)
Operating revenues	$2,690	$2,580	$533	$1,967	$2,449	$2,394
Net income (loss) (a)	$320	$(487)	$64	$263	$344	$351

Capital expenditures	$998	$919	$162	$580	$880	$777

Ratio of earnings to fixed charges (b)	2.40	—	2.30	2.68	2.74	2.87

Embedded interest cost on long-term debt — end of period (c)	6.6%	6.7%	6.7%	6.6%	6.5%	6.5%

(a)	Amount in 2008 includes an $860 million goodwill impairment charge (see Note 3 to Financial Statements).
(b)	Fixed charges exceeded earnings by $266 million for the year ended December 31, 2008.
(c)	Represents the annual interest and amortization of any discounts, premiums, issuance costs and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus or minus the unamortized balance of any discounts, premiums, issuance costs and gains/losses on reacquisitions at the end of the year and excludes advances from affiliates.
(d)	In connection with the Merger, Oncor was converted from a Texas corporation to a Delaware limited liability company. The consolidated financial statements of the Successor reflect the application of purchase accounting.

Quarterly Information (unaudited)

Results of operations by quarter are summarized below. In the opinion of Oncor, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions of dollars)
2009:
Operating revenues	$614	$653	$770	$653
Operating income	135	159	205	118
Net income	58	82	132	48

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
	(millions of dollars)
2008:
Operating revenues	$614	$626	$728	$612
Operating income	151	150	206	143
Net income (loss)	85	85	139	(796)

(a) Net income includes impairment charge totaling $860 million related to goodwill (see Note 3 to Financial Statements).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Oncor’s financial condition and results of operations for the fiscal years ended December 31, 2009, 2008 and 2007 should be read in conjunction with Selected Financial Data and Oncor’s audited consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 38% and 39% of total revenues for the years ended December 31, 2009 and 2008, respectively. Oncor is a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of Intermediate Holding, a direct, wholly-owned subsidiary of EFH Corp. Oncor Holdings owns 80.033% of Oncor’s membership interests, Texas Transmission owns 19.75% of the membership interests and certain members of Oncor’s management and board of directors indirectly own the remaining membership interests through Investment LLC. Oncor is managed as an integrated business; consequently, there are no separate reportable business segments.

Various “ring-fencing” measures have been taken to enhance Oncor’s credit quality. These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; Oncor’s board of directors being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. Oncor does not bear any liability for obligations of the Texas Holdings Group (including, but not limited to, debt obligations), and vice versa. Accordingly, Oncor’s operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

Significant Activities and Events

Technology Initiatives — Oncor continues to invest in technology initiatives that include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is expected to produce electricity service reliability improvements and provide the potential for additional products and services from REPs that will enable businesses and consumers to better manage their electricity usage and costs. Oncor’s plans provide for the full deployment of over three million advanced meters by the end of 2012 to all residential and most non-residential retail electricity customers in Oncor’s service area. The advanced meters can be read remotely, rather than by a meter reader physically visiting the location of each meter. Advanced meters facilitate automated demand side management, which allows consumers to monitor the amount of electricity they are consuming and adjust their electricity consumption habits.

As of December 31, 2009, Oncor has installed approximately 660 thousand advanced digital meters, including approximately 620 thousand during the year ended December 31, 2009. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for Texas market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $196 million as of December 31, 2009.

As discussed below under “Regulation and Rates,” Oncor has implemented a rate surcharge effective January 1, 2009 to recover its investment in the advanced meter deployment.

Matters with the PUCT — See discussion of these matters, including the awarded construction of $1.3 billion of transmission lines and a rate case with the PUCT, below under “Regulation and Rates.”

2008 Impairment of Goodwill — Financial market conditions had a significant effect on Oncor’s 2008 assessment of the carrying value of goodwill. Oncor recorded a goodwill impairment charge of $860 million in 2008, primarily arising from the dislocation in the capital markets that had increased interest rate spreads and the resulting discount rates used in estimating fair values and the effects of declines in market values of debt and equity securities of comparable companies. The annual impairment testing performed as of October 1 and December 1, 2009 resulted in no impairment. See Note 3 to Financial Statements and “Application of Critical Accounting Policies” below for more information on the goodwill impairment charge.

KEY RISKS AND CHALLENGES

Following is a discussion of key risks and challenges facing management and the initiatives currently underway to manage such challenges.

Rates and Cost Recovery

The rates assessed by Oncor are regulated by the PUCT and certain cities and are subject to regulatory rate-setting processes and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Oncor’s rates are regulated based on an analysis of Oncor’s costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there is no assurance that the PUCT will judge all of Oncor’s costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that Oncor’s rates are based upon or that the regulatory process in which rates are determined will always result in rates that produce full recovery of Oncor’s costs. For example, in its final order in August 2009 with respect to the rate review Oncor filed in June 2008, the PUCT denied recovery of $25 million of regulatory assets, resulting in a $16 million after tax loss recognized in 2009. See “Regulation and Rates” below for further information regarding the final order.

Advanced Meter Deployment

Under a PUCT order, which became final in September 2008, approving Oncor’s proposed advanced meter deployment plan and rate surcharge to recover its investment, Oncor began billing the advanced metering surcharge in the January 2009 billing month cycle. Oncor may, through subsequent reconciliation proceedings, request recovery of additional costs that are reasonable and necessary. While there is a presumption that costs spent in accordance with a plan approved by the PUCT are reasonable and necessary, recovery of any costs that are found not to have been spent or properly allocated, or not to be reasonable or necessary, must be refunded. See “Regulation and Rates” below for further information.

Technology Initiatives

Risks to the technology initiative programs discussed above under “Significant Activities and Events” include nonperformance by equipment and service providers, failure of the technology to meet performance expectations and inadequate cost recovery allowances by regulatory authorities. Oncor is implementing measures to mitigate these risks, but there can be no assurance that these technology initiatives will achieve the operational and financial objectives.

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

Purchase Accounting

In 2007, the Merger was accounted for under purchase accounting, whereby the purchase price of the transaction was allocated to EFH Corp.’s identifiable assets acquired and liabilities assumed based upon their fair values. The estimates of the fair values recorded were determined based on the principles in accounting standards related to the determination of fair value and reflect significant assumptions and judgments. For Oncor, the realization of its assets and settlement of its liabilities are largely subject to cost-based regulatory rate-setting processes. Accordingly, the historical carrying values of a majority of its assets and liabilities are deemed to represent fair values. See discussions in Note 2 to Financial Statements regarding adjustments to the carrying values of a regulatory asset and related long-term debt.

The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The goodwill amount recorded at EFH Corp. totaled $23.2 billion as a result of purchase accounting, of which $4.9 billion was assigned to Oncor. The assignment of goodwill was based on the relative estimated enterprise value of Oncor’s operations as of the date of the Merger using discounted cash flow methodologies. In accordance with accounting guidance related to goodwill and other intangible assets, goodwill is not amortized to net income, but is required to be tested for impairment at least annually.

In the fourth quarter of 2008, Oncor recorded a goodwill impairment charge of $860 million based on estimated fair values as of December 31, 2008. See discussion immediately below under “Impairment of Long-Lived Assets.”

Impairment of Long-Lived Assets

Oncor evaluates long-lived assets (including intangible assets with finite lives) for impairment in accordance with accounting standards related to impairment or disposal of long-lived assets whenever events or changes in circumstances indicate that an impairment may exist. The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows.

Goodwill is required to be tested for impairment at least annually or whenever events or changes in circumstances indicate an impairment may exist. Effective with its 2009 testing, Oncor changed the annual test date from October 1 to December 1. Management determined the new annual goodwill test date is preferable because of efficiencies gained by aligning the test with Oncor’s annual budget and five-year plan processes in the fourth quarter. The change in the annual test date did not delay, accelerate or avoid an impairment charge, and retrospective application of this change in accounting principle did not affect previously reported results. Under this goodwill impairment analysis, if at the assessment date Oncor’s carrying value exceeds its estimated fair value (enterprise value), the estimated enterprise value is compared to the estimated fair values of Oncor’s operating assets (including identifiable intangible assets) and liabilities at the assessment date, and the resultant implied goodwill amount is compared to the recorded goodwill amount. Any excess of the recorded goodwill amount over the implied goodwill amount is written off as an impairment charge.

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

The 2009 annual impairment testing performed as of October 1 and December 1, 2009 in accordance with accounting guidance for a change in annual impairment testing dates resulted in no impairment. The testing determined that Oncor’s estimated fair value (enterprise value) exceeded its carrying value, resulting in no additional testing and no impairment.

See Note 3 to Financial Statements for a discussion of the $860 million goodwill impairment charge recorded in the fourth quarter of 2008. The charge was not deductible for income tax-related purposes. The impairment primarily arose from the dislocation in the capital markets that increased interest rate spreads and the resulting discount rates used in the income approach and in the trading multiples of comparable companies and the effect of declines in market values of debt and equity securities of comparable companies in the second half of 2008.

Revenue Recognition

Revenue includes an estimate for electricity delivery services provided from the meter reading date to the end of the period (unbilled revenue). Unbilled revenue is based on actual daily revenues for the most recent period, adjusted for weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period. Accrued unbilled revenues totaled $141 million, $140 million and $137 million at December 31, 2009, 2008 and 2007, respectively.

Accounting for the Effects of Income Taxes

In connection with the Merger, Oncor, Oncor Holdings and EFH Corp. entered into a tax sharing agreement (amended in November 2008 to include Texas Transmission and Investment LLC), retroactive to January 1, 2007. The tax sharing agreement provides for the calculation of amounts related to income taxes for each of Oncor Holdings and Oncor substantially as if these entities file their own income tax returns and requires payments to the members determined on that basis (without duplication for any income taxes paid by a subsidiary of Oncor Holdings).

Oncor became a partnership for US federal income tax purposes effective with the equity sale to Texas Transmission and Investment LLC in November 2008. Accordingly, while partnerships are not subject to income taxes, in consideration of the tax sharing agreement and the presentation of Oncor’s financial statements as an entity subject to cost-based regulatory rate-setting processes, with such costs historically including income taxes, the financial statements present amounts determined under the tax sharing agreement as “provision in lieu of income taxes” and “liability in lieu of deferred income taxes” for periods subsequent to the equity sale. Such amounts are determined in accordance with the provisions of the accounting guidance for income taxes and accounting standards that provide interpretive guidance for accounting for uncertain tax positions and thus differences between the book and tax bases of assets and liabilities are accounted for as if Oncor was a stand-alone corporation. Certain provisions of the accounting guidance for income taxes provide that regulated enterprises are permitted to recognize deferred taxes as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

Oncor’s expense amounts related to income taxes and related balance sheet amounts are recorded pursuant to Oncor’s tax sharing agreement as discussed above. Recording of such amounts involves significant management estimates and judgments, including judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of assets related to income taxes, management considers estimates of the amount and character of future taxable income. Actual amounts related to income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, Oncor’s forecasted financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities. EFH Corp.’s income tax returns are regularly subject to examination by applicable tax authorities. In management’s opinion, the liability recorded pursuant to income tax accounting guidance related to uncertain tax positions reflects future amounts that may be owed as a result of any examination.

In January 2007, Oncor adopted new accounting standards that provide interpretive guidance for accounting for uncertain tax positions. See Notes 1, 6 and 7 to Financial Statements.

Depreciation

As discussed above, the historical carrying values of the transmission and distribution utility assets subject to regulated rate recovery were deemed to represent fair values in purchase accounting. Depreciation expense for such assets totaled $394 million, $330 million and $298 million 2009, 2008 and 2007, respectively, or 3.1% of carrying value in 2009 and 2.8% in both 2008 and 2007.

Regulatory Assets

The financial statements at December 31, 2009 and 2008 reflect total regulatory assets of $2.170 billion and $2.071 billion, respectively. These amounts include $759 million and $865 million, respectively, of generation-related regulatory assets recoverable by securitization (transition) bonds as discussed immediately below. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Note 8 to Financial Statements for more information regarding regulatory assets and liabilities.

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

Other regulatory assets that Oncor believes are probable of recovery, but are subject to review and possible disallowance, totaled $148 million at December 31, 2009. These amounts consist primarily of storm-related service recovery costs and employee retirement costs.

In 2009, the PUCT issued a final order in Oncor’s first rate review in more than seven years. As discussed in Note 8 to Financial Statements, the order resulted in a write off of regulatory assets of $25 million.

Defined Benefit Pension Plans and OPEB Plans

Oncor is a participating employer in the EFH Retirement Plan, a defined benefit pension plan sponsored by EFH Corp., and also participates with EFH Corp. and certain other subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing noncontributory pension and OPEB are dependent upon numerous factors, assumptions and estimates.

PURA provides for the recovery by Oncor of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility. These costs are associated with Oncor’s active and retired employees as well as active and retired personnel engaged in other EFH Corp. activities related to service prior to the deregulation and disaggregation of EFH Corp.’s businesses effective January 1, 2002. Accordingly, Oncor and TCEH entered into an agreement whereby Oncor assumed responsibility for applicable pension and OPEB costs related to those personnel.

Oncor is authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs reflected in Oncor’s approved (by the PUCT) billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, Oncor defers (principally as a regulatory asset or property) additional pension and OPEB costs consistent with PURA. Amounts deferred are ultimately subject to regulatory approval.

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

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Pension costs	$35	$15	$3	$21
OPEB costs	55	44	9	50

Total benefit costs	90	59	12	71
Less amounts deferred principally as a regulatory asset or property	(66)	(42)	(8)	(43)

Net amounts recognized as expense	$24	$17	$4	$28

Discount rate (a)	6.90%	6.55%	6.45%	5.90%

Funding of pension and OPEB plans (b)	84	77	6	30

(a)	Discount rate for OPEB was 6.85% in 2009.
(b)	2009 amount includes transfers of investments related to the supplemental retirement plans totaling $6 million.

PRESENTATION AND ANALYSIS OF RESULTS

The accompanying statements of consolidated income and cash flows for 2007 are presented for two periods: January 1, 2007 through October 10, 2007 (Predecessor) and October 11, 2007 through December 31, 2007 (Successor), which relate to the period before the Merger and the period after the Merger, respectively. Management’s discussion and analysis of results of operations and cash flows has been prepared by comparing the results of operations and cash flows of the Successor for the year ended December 31, 2009 to those of the Successor for the year ended December 31, 2008, by comparing the results of operations and cash flows of the Successor for the three months ended December 31, 2008 to those of the Successor for the period October 11, 2007 through December 31, 2007 and by comparing the results of operations and cash flows of the Successor for the nine months ended September 30, 2008 to those of the Predecessor for the period January 1, 2007 through October 10, 2007. To facilitate the discussion, certain volumetric and statistical data for 2008 have been presented as of and for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 and as of and for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. Such volumetric and statistical data are measured and reported on a monthly, quarterly and annual basis.

See Note 1 to Financial Statements for discussion of presentation of amounts related to income taxes.

RESULTS OF OPERATIONS

Financial Results

	Successor					Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Three Months Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Nine Months Ended September 30, 2008	Period from January 1, 2007 through October 10, 2007
Operating revenues:
Affiliated	$1,018	$1,000	$226	$209	$775	$823
Nonaffiliated	1,672	1,580	386	324	1,194	1,144

Total operating revenues	2,690	2,580	612	533	1,969	1,967

Operating expenses:
Operating and maintenance	962	852	212	200	640	649
Write off of regulatory assets (Note 8)	25	—	—	—	—	—
Depreciation and amortization	557	492	122	96	370	366
Provision for/in lieu of income taxes	145	195	33	25	162	150
Taxes other than amounts related to income taxes	385	391	102	87	289	305

Total operating expenses	2,074	1,930	469	408	1,461	1,470

Operating income	616	650	143	125	508	497

Other income and deductions:
Impairment of goodwill (Note 3)	—	860	860	—	—	—
Other income	49	45	11	11	34	3
Other deductions	14	25	4	8	21	30
Nonoperating provision for/in lieu of income taxes	28	26	9	6	17	9

Interest income	43	45	11	12	34	44

Interest expense and related charges	346	316	88	70	229	242

Net income (loss)	$320	$(487)	$(796)	$64	$309	$263

Operating Data

	Successor				Successor	Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Operating statistics — volumes:
Electric energy billed volumes (GWh)	103,376	107,828	23,969	25,784	83,859	79,645

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	84.5	85.4	85.4	77.9	82.6	79.2
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.1	1.1	1.1	1.1	1.1	1.1
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	77.2	74.7	74.7	70.6	75.3	69.5

Electric points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)	3,145	3,123	3,123	3,093	3,116	3,087

	Successor					Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Three Months Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Nine Months Ended September 30, 2008	Period from January 1, 2007 through October 10, 2007
Operating revenues:
Electricity distribution revenues (b):
Affiliated (TCEH)	$1,017	$998	$226	$208	$773	$821
Nonaffiliated	1,339	1,264	304	257	960	921

Total distribution revenues	2,356	2,262	530	465	1,733	1,742
Third-party transmission revenues	299	280	73	60	207	199
Other miscellaneous revenues	35	38	9	8	29	26

Total operating revenues	$2,690	$2,580	$612	$533	$1,969	$1,967

(a)	SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. The statistics presented are based on the preceding twelve months’ data.
(b)	Includes transition charge revenue associated with the issuance of securitization bonds totaling $147 million and $140 million for the years ended December 31, 2009 and 2008, respectively; $32 million for the three months ended December 31, 2008; $29 million for the period October 11, 2007 through December 31, 2007; $108 million for the nine months ended September 30, 2008 and $116 million for the period January 1, 2007 through October 10, 2007. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Financial Results — Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Operating revenues increased $110 million, or 4%, to $2.690 billion in 2009. The increase reflected:

•	$55 million from increased distribution tariffs, including the August 2009 rate review order;

•

$28 million from a surcharge to recover advanced metering deployment costs and $11 million from a surcharge to recover additional energy efficiency costs, both of which became effective with the January 2009 billing cycle;

•	$20 million in higher transmission revenues reflecting rate increases to recover ongoing investment in the transmission system;

•	an estimated $14 million impact from growth in points of delivery;

•	$9 million performance bonus for meeting PUCT energy efficiency targets, and

•	$7 million in higher charges to REPs related to transition bonds (with an offsetting increase in amortization of the related regulatory asset),

partially offset by an estimated $27 million in lower average consumption primarily due to the effects of milder weather and general economic conditions and $7 million due to less requested REP discretionary and third-party maintenance services.

Operation and maintenance expense increased $110 million, or 13%, to $962 million in 2009. The increase reflected $45 million in higher fees paid to other transmission entities, $24 million in additional expense recognition as a result of the PUCT’s final order in the rate review (see discussion immediately below), $12 million related to advanced meters and $10 million in costs related to programs designed to improve customer electricity demand efficiencies, the majority of which are reflected in the revenue increases discussed above, $7 million in higher labor costs primarily to meet enhanced service terms and conditions, $6 million in higher costs related to employee benefit plans, $4 million in higher contractor and professional services and $3 million in higher smart grid services costs, partially offset by a $3 million one-time reversal of bad debt expense due to the PUCT’s finalization of the Certification of Retail Electric Providers rule in April 2009.

Under accounting rules for rate regulated utilities, certain costs are deferred as regulatory assets (see Note 8 to Financial Statements) when incurred and are recognized as expense when recovery of the costs are allowed in revenue under regulatory approvals. Accordingly, since September 18, 2009, the effective date of the new tariffs resulting from the rate review (see “Regulation and Rates” below), Oncor recognized as operation and maintenance expenses $13 million of higher current costs that would previously have been deferred as regulatory assets and $11 million of increased amortization of previously deferred costs. The additional expense recognized included $14 million related to storm recovery costs and $10 million related to pension and OPEB costs.

See Note 8 to Financial Statements for discussion of the $25 million write off of regulatory assets.

Depreciation and amortization increased $65 million, or 13%, to $557 million in 2009. The increase reflected $34 million in higher depreciation due to ongoing investments in property, plant and equipment (including $11 million related to advanced meters), $24 million due to increased depreciation and amortization rates implemented upon the PUCT approval of new tariffs in September 2009 and $7 million in higher amortization of regulatory assets associated with securitization bonds (with an offsetting increase in revenues).

See Note 3 to Financial Statements for a discussion of the $860 million goodwill impairment charge recorded in the fourth quarter of 2008.

Taxes other than amounts related to income taxes decreased $6 million, or 2%, to $385 million in 2009 primarily driven by a decrease in local franchise fees due to decreased volumes of electricity delivered.

Other income totaled $49 million in 2009 and $45 million in 2008. The 2009 and 2008 amounts included accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting totaling $39 million and $44 million, respectively. The 2009 amount also included $10 million due to the reversal of exit liabilities recorded in purchase accounting related to the termination of outsourcing arrangements. See Note 2 to Financial Statements.

Other deductions totaled $14 million in 2009 and $25 million in 2008. The 2009 and 2008 amounts included professional fees totaling $7 million and $5 million, respectively, and costs associated with the 2006 rate settlement with certain cities totaling $2 million and $13 million, respectively. See Note 19 to Financial Statements.

Provision for/in lieu of income taxes totaled $173 million in 2009 (including $145 million related to operating income and $28 million related to nonoperating income) compared to $221 million (including $195 million related to operating income and $26 million related to nonoperating income) in 2008. The effective rate on pretax income decreased to 35.1% in 2009 from 37.2%, excluding the impact of the $860 million goodwill impairment in 2008. (This nondeductible charge distorts the comparison; therefore it has been excluded for purposes of a more meaningful discussion.) The decrease in the rate was driven by the reversal of accrued interest due to the favorable resolution of uncertain tax positions. See Note 7 to Financial Statements for reconciliation of the effective rate to the US federal statutory rate.

Interest income decreased $2 million, or 4%, to $43 million in 2009. The decrease reflected $4 million in lower reimbursement of transition bond interest from TCEH due to lower remaining principal amounts of the bonds and $2 million in lower interest income on temporary cash investments and restricted cash due to lower interest rates, partially offset by $4 million in higher earnings on investments held for certain employee benefit plans.

Interest expense and related charges increased $30 million, or 9%, to $346 million in 2009. The increase reflected $17 million in higher average borrowings, reflecting ongoing capital investments, and $13 million in higher average interest rates, which was driven by refinancing of short-term borrowings with $1.5 billion of senior secured notes issued in September 2008. The majority of the proceeds of the September 2008 notes issuance was used to pay outstanding short-term borrowings under Oncor’s credit facility.

Net income for 2009 totaled $320 million and net loss for 2008 totaled $487 million. The change reflects the $860 million goodwill impairment charge recorded in 2008 as well as $53 million in lower results in 2009 driven by the effect of lower average consumption on revenues, the write-off of certain regulatory assets and increased interest expense.

Financial Results — Three Months Ended December 31, 2008 Compared to Successor Period from October 11, 2007 through December 31, 2007

Operating revenues increased $79 million, or 15%, to $612 million in 2008. The increase is largely due to $67 million in revenues attributable to the ten fewer days in the 2007 period, increased distribution tariffs to recover transmission costs, the impact of growth in points of delivery and higher transmission revenues primarily due to a rate increase to recover ongoing investment in the transmission system, partially offset by lower average consumption due to the effects of milder weather.

Operation and maintenance expense increased $12 million, or 6%, to $212 million in 2008. The increase reflected $23 million in costs attributable to the ten fewer days in the 2007 period and higher fees paid to other transmission entities, partially offset by lower vegetation management expenses and lower incentive compensation expense.

Depreciation and amortization increased $26 million, or 27%, to $122 million in 2008. The increase included $12 million in costs attributable to the ten fewer days in the 2007 period. The remaining increase largely reflected higher depreciation due to ongoing investments in property, plant and equipment.

Taxes other than amounts related to income taxes increased $15 million, or 17%, to $102 million in 2008. The increase is largely due to the ten fewer days in the 2007 period.

See Note 3 to Financial Statements for a discussion of the $860 million goodwill impairment charge recorded in the fourth quarter of 2008.

Other income totaled $11 million in both 2008 and 2007. The amounts reflected accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting. Other deductions totaled $4 million and $8 million in 2008 and 2007, respectively. The 2007 amount included costs associated with the 2006 rate settlement with certain cities totaling $6 million.

Provision for/in lieu of income taxes totaled $42 million in 2008 (including $33 million related to operating income and $9 million related to nonoperating income) compared to $31 million (including $25 million related to operating income and $6 million related to nonoperating income) in 2007. The effective rate on pretax income increased to 39.6% in 2008, excluding the impact of the $860 million goodwill impairment charge, from 32.6% in 2007. (This nondeductible charge distorts the comparison; therefore it has been excluded for purposes of a more meaningful discussion.) The increase in the effective rate was driven by the impact of higher Texas margin tax due in part to the effects of the tax sharing agreement in 2007 and higher accrued interest related to uncertain tax positions.

Interest income decreased $1 million, or 8%, to $11 million in 2008. The decrease reflected lower earnings on investments held for certain employee benefit plans, partially offset by $2 million in interest income attributable to the ten fewer days in the 2007 period.

Interest expense and related charges increased by $18 million, or 26%, to $88 million in 2008. The increase included $9 million in costs attributable to the ten fewer days in the 2007 period, $7 million from higher average borrowings, reflecting ongoing capital investments, and $1 million from higher average interest rates.

Net loss for 2008 totaled $796 million, and net income for 2007 totaled $64 million. The change was driven by the $860 million goodwill impairment charge recorded in 2008.

Financial Results — Nine Months Ended September 30, 2008 Compared to Predecessor Period from January 1, 2007 through October 10, 2007

Operating revenues increased $2 million, or less than 1%, to $1.969 billion in 2008. The increased revenue reflected:

•	$32 million from increased distribution tariffs to recover higher transmission costs;

•	an estimated $16 million impact from growth in points of delivery;

•	$15 million in higher transmission revenues primarily due to rate increases to recover ongoing investment in the transmission system;

•	an estimated $3 million from higher average consumption, as the estimated effect of warmer weather was partially offset by usage declines, and

•

$7 million in increased miscellaneous revenues, including $3 million of revenues for services provided to REPs and other customers (with a related increase in operating costs) and $2 million of pole contact revenues, partially offset by:

•	$67 million attributable to the ten additional days in the 2007 period, and

•	$4 million in lower charges to REPs related to securitization bonds (with an offsetting decrease in amortization of the related regulatory asset).

Operation and maintenance expense decreased $9 million, or 1%, to $640 million in 2008. The decrease reflected:

•	$23 million in costs attributable to the ten additional days in the 2007 period;

•	$7 million in lower incentive compensation expense;

•	$5 million in lower fees due to Oncor’s exit from the sale of accounts receivable program, and

•	$4 million in expenses in 2007 related to the rebranding of TXU Electric Delivery Company to Oncor Electric Delivery Company,

partially offset by:

•

$19 million in increased labor and benefits costs for restoration of service as a result of weather events, more stringent service requirements, increased services provided to REPs and other customers and equipment installation activities;

•	$4 million in higher professional fees;

•	$3 million in higher vegetation management expenses, and

•	$3 million in software license and service expenses related to Oncor’s purchase of a broadband over power line based “SmartGrid” network in May 2008.

Depreciation and amortization increased $4 million, or 1%, to $370 million in 2008. The increase reflected $21 million in higher depreciation due to ongoing investments in property, plant and equipment, partially offset by $4 million in lower amortization of the regulatory assets associated with securitization bonds (with an offsetting decrease in revenues) and $12 million attributable to the ten additional days in the 2007 period.

Taxes other than amounts related to income taxes decreased $16 million, or 5%, to $289 million in 2008. Of the decrease, $10 million was attributable to the ten additional days in the 2007 period and $9 million was due to a decrease in state franchise taxes resulting from the 2007 enactment of the Texas margin tax, which is accounted for as an income tax, partially offset by a $5 million increase in local franchise fees reflecting increased volumes of electricity delivered. Local franchise fees resulting from the 2006 cities rate settlement totaled $7 million for the nine months ended September 30, 2008 and $5 million for the period from January 1, 2007 through October 10, 2007.

Other income totaled $34 million in 2008 and $3 million in 2007. The 2008 amount reflected accretion of the fair value adjustment to certain regulatory assets due to purchase accounting as discussed in Note 2 to Financial Statements. Other deductions totaled $21 million and $30 million in 2008 and 2007, respectively. These amounts included costs associated with the 2006 settlement with certain cities related to rates totaling $13 million for the nine months ended September 30, 2008 and $20 million for the period from January 1, 2007 through October 10, 2007.

Provision for/in lieu of income taxes totaled $179 million in 2008 (including $162 million related to operating income and $17 million related to nonoperating income) compared to $159 million (including $150 million related to operating income and $9 million related to nonoperating income) in 2007. The effective rate on pretax income decreased to 36.7% in 2008 from 37.7% in 2007. The decrease in the effective rate was primarily driven by a decrease in the benefit from the Medicare subsidy for post-employment benefits.

Interest income decreased $10 million, or 23%, to $34 million in 2008. The decrease reflected $4 million in lower earnings on assets held for certain employee benefit plans, a $3 million decrease in reimbursement of transition bond interest from TCEH and $2 million attributable to the ten additional days in the 2007 period.

Interest expense decreased $13 million, or 5%, to $229 million in 2008. The decrease reflected $9 million attributable to the ten additional days in the 2007 period.

Net income increased $46 million, or 17%, to $309 million in 2008, driven by increased revenues and higher other income, which reflects the effects of purchase accounting.

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

An after tax loss of $1 million for the period January 1, 2007 through October 10, 2007 was recognized in net income related to settled cash flow hedges (variable to fixed interest rate swaps). All amounts included in accumulated other comprehensive income as of October 10, 2007, which totaled $18 million in net losses, were eliminated as part of purchase accounting. Oncor has used derivative financial instruments that were effective in offsetting future cash flow variability related to interest rates; these consisted of interest rate swaps entered into to hedge variable rate debt. Amounts in accumulated other comprehensive income included the value of dedesignated and terminated cash flow hedges at the time of such dedesignation/termination, less amounts reclassified to net income as the original hedged transactions were actually settled and affected net income.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Cash flows from operating, financing and investing activities included:

	Successor					Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Three Months Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Nine Months Ended September 30, 2008	Period from January 1, 2007 through October 10, 2007
Cash flows — operating activities:
Net income (loss)	$320	$(487)	$(796)	$64	$309	$263
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	522	451	111	95	340	366
Write off of regulatory assets	25	—	—	—	—	—
Provision for/in lieu of deferred income taxes – net	128	163	100	71	63	21
Amortization of investment tax credits	(5)	(5)	(1)	(1)	(4)	(4)
Reversal of reserve recorded in purchase accounting	(10)	—	—	—	—	—
Impairment of goodwill	—	860	860	—	—	—
Other – net	(1)	6	2	1	4	6
Changes in operating assets and liabilities	(29)	(160)	(38)	(165)	(122)	30

Cash provided by operating activities	950	828	238	65	590	682

Cash flows — financing activities:
Net issuances/(repayments) of borrowings (including advances from parent)	172	440	152	62	288	214
Distributions/dividends	(272)	(330)	(117)	—	(213)	(326)
Decrease in income tax-related note receivable from TCEH	35	34	10	9	24	24
Excess tax benefit on stock-based incentive compensation	—	10	10	15	—	—

Cash provided by (used in) financing activities	(65)	154	55	86	99	(88)

Cash flows — investing activities:
Capital expenditures	(998)	(919)	(239)	(162)	(680)	(580)
Other	16	40	39	16	1	2

Cash used in investing activities	(982)	(879)	(200)	(146)	(679)	(578)

Net change in cash and cash equivalents	$(97)	$103	$93	$5	$10	$16

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 — Cash provided by operating activities totaled $950 million in 2009 compared to $828 million in 2008. The major factors driving the $122 million increase were:

•	a one-time $72 million refund to REP customers in 2008 (see Note 4 to Financial Statements);

•	a $57 million favorable impact due to timing of advanced metering surcharge billings (see Note 8 to Financial Statements);

•	a $37 million decrease in cash payments for/in lieu of income taxes;

partially offset by a $57 million increase in interest payments.

The $79 million, or 9%, increase in capital expenditures was driven by $264 million in increased spending for advanced metering deployment and CREZ investments, partially offset by a $90 million purchase in 2008 of certain smart grid equipment and a $61 million decrease in spending on distribution facilities to serve new customers due to the decline in general economic conditions.

Three Months Ended December 31, 2008 Compared to Successor Period from October 11, 2007 through December 31, 2007 — Cash provided by operating activities totaled $238 million in the 2008 period compared to $65 million in the 2007 period. The $173 million increase was driven by $113 million in cash paid in 2007 in connection with Oncor ending its participation in the sale of receivables program (see Note 9 to Financial Statements).

The $77 million, or 48%, increase in capital expenditures was driven by an increase in transmission projects.

Nine Months Ended September 30, 2008 Compared to Predecessor Period from January 1, 2007 through October 10, 2007 — Cash provided by operating activities totaled $590 million in the 2008 period compared to $682 million in the 2007 period. The $92 million decrease was driven by a one-time $72 million refund to REP customers in 2008.

The $100 million, or 17%, increase in capital expenditures was driven by the purchase of certain smart grid equipment in 2008.

Depreciation and amortization expense reported in the statement of consolidated cash flows is less than the amount reported in the statement of consolidated income (loss) by $35 million, $41 million, $11 million, $1 million and $30 million for the years ended December 31, 2009 and December 31, 2008, the three months ended December 31, 2008, the period from October 11, 2007 through December 31, 2007 and the nine months ended September 30, 2008, respectively. The difference represents the accretion of the adjustment (discount) to regulatory assets of $39 million, $44 million, $11 million, $10 million and $33 million, respectively, net of the amortization of debt fair value discount of $3 million, $3 million, less than $1 million, less than $1 million and $3 million, respectively, both due to purchase accounting, and reported in other income and interest expense and related charges, respectively, in the statement of consolidated income (loss).

Long-Term Debt Activity — Repayments for the year ended December 31, 2009 totaled $104 million in scheduled transition bond principal payments. See Note 11 to Financial Statements for further information regarding long-term debt.

Available Liquidity/Credit Facility — At December 31, 2009, Oncor had a $2.0 billion secured revolving credit facility under which borrowings are available on a revolving basis through October 10, 2013. Borrowing capacity available under this credit facility totaled $1.262 billion and $1.508 billion at December 31, 2009 and 2008, respectively. This availability excludes $122 million and $155 million, respectively, of commitments from a subsidiary of Lehman Brothers Holding Inc. (such subsidiary, Lehman) that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. Cash and cash equivalents totaled $28 million and $125 million at December 31, 2009 and 2008, respectively. Available liquidity (cash and available credit facility capacity) at year end 2009 totaling $1.290 billion reflected a decrease of $343 million from year-end 2008 due to ongoing capital investment in transmission and distribution infrastructure.

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

Liquidity Needs, Including Capital Expenditures — Oncor expects its capital expenditures to total approximately $1.0 billion over the twelve months ending December 31, 2010 and approximately $3.3 billion over the three years ended December 31, 2012, including amounts related to CREZ construction projects totaling approximately $216 million and approximately $1.150 billion, respectively. These capital expenditures are expected to be used for investment in transmission and distribution infrastructure, which is consistent with Oncor’s commitment to spend a minimum of $3.6 billion in capital expenditures (excluding amounts related to CREZ construction projects) over the five-year period ending December 31, 2012. See Note 4 to Financial Statements for discussion of this and other commitments in the stipulation approved by the PUCT and “Regulation and Rates” below for discussion of the CREZ projects.

Oncor’s primary source of liquidity aside from operating cash flows is its ability to borrow under its revolving credit facility discussed immediately above. The facility contains a debt-to-capital ratio covenant that effectively limits Oncor’s ability to incur indebtedness in the future. As of December 31, 2009, Oncor was in compliance with such covenant. The credit facility and the senior notes issued by Oncor are secured by a deed of trust, which permits Oncor to secure other indebtedness with the lien of the deed of trust up to the amount of available bond credits. As of December 31, 2009, the available bond credits were approximately $2.263 billion. In connection with the Merger, Oncor also committed to the PUCT that it would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.

Oncor expects cash flows from operations, combined with availability under the revolving credit facility, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months. To fund capital expenditures, Oncor may need to access debt capital markets or generate equity capital through reductions or suspension of distributions to members (see Note 4 to Financial Statements). Because Oncor’s operations are capital intensive, access to financial markets is expected to be a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or Oncor’s revolving credit facility. The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact the ability to sustain and grow the businesses and would likely increase capital costs that may not be recoverable through rates.

Distributions — During 2009, Oncor’s board of directors declared and Oncor paid $272 million in cash distributions to its members as follows:

Declaration Date	Payment Date	Amount Paid
November 12, 2009	November 13, 2009	$123
August 18, 2009	August 19, 2009	$74
May 19, 2009	May 20, 2009	$50
February 18, 2009	March 3, 2009	$25

See Note 13 to Financial Statements for discussion of distribution restriction provisions.

On February 11, 2010, the board of directors declared a cash distribution of between $34 million and $41 million to be paid to Oncor’s members on February 19, 2010.

Pension and OPEB Plan Funding — Pension and OPEB plan calendar year funding by Oncor is expected to total $43 million and $18 million, respectively, in 2010. Based on the funded status of the pension plan at December 31, 2009, EFH Corp.’s funding is expected to total approximately $750 million for the 2010-2014 period. Approximately 75% of this amount is expected to be funded by Oncor consistent with its share of the pension liability. Oncor’s contributions to the pension and OPEB plans totaled $66 million and $18 million, respectively, in the year ended December 31, 2009.

Capitalization — The capitalization ratios of Oncor were 42.2% and 42.9% long-term debt, less amounts due currently, to 57.8% and 57.1% membership interests as of December 31, 2009 and 2008, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Oncor’s revolving credit facility contains a financial covenant that requires maintenance of a specified leverage ratio. As of December 31, 2009, Oncor was in compliance with such covenant.

Credit Ratings — Oncor’s issuer credit ratings as of January 31, 2010 are BBB+ and BBB- by S&P and Fitch, respectively.

Additionally, the rating agencies assign credit ratings on certain debt securities. The credit ratings assigned for debt securities issued by Oncor as of January 31, 2010 are presented below:

	Senior Secured	Senior Unsecured
S&P	BBB+	BBB+
Moody’s	Baa1	Baa1
Fitch	BBB	BBB-

As described in Notes 10 and 11 to Financial Statements, all of Oncor’s long-term debt is currently secured by a first priority lien on certain of its transmission and distribution assets and is considered senior secured debt. All three rating agencies have placed the ratings for Oncor on “stable outlook”. In June 2009, Moody’s upgraded the long-term debt rating for Oncor’s senior secured debt by two notches from Baa3 to Baa1 citing, among other things, Oncor’s position as a rate-regulated electric transmission and distribution utility in Texas, reasonably supportive regulatory jurisdiction, solid financial credit metrics, adequate sources of near-term liquidity and the continued evidence of strong corporate independence from EFH Corp.

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

A default by Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under its credit facility. Under this facility such a default may cause the maturity of outstanding balances ($616 million at December 31, 2009) under such facility to be accelerated.

Long-Term Contractual Obligations and Commitments — The following table summarizes Oncor’s contractual cash obligations as of December 31, 2009 (see Notes 11 and 12 to Financial Statements for additional disclosures regarding these long-term debt and noncancelable purchase obligations).

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt – principal	$108	$932	$906	$3,179	$5,125
Long-term debt – interest	330	615	479	2,196	3,620
Operating leases (a)	12	22	8	7	49
Obligations under outsourcing agreements (b)	28	47	39	5	119
Obligations under services agreements	5	—	—	—	5

Total contractual cash obligations	$483	$1,616	$1,432	$5,387	$8,918

(a)	Includes short-term noncancelable leases.
(b)	See Note 15 to Financial Statements for discussion of an outsourcing agreement termination.

The following are not included in the table above:

•

individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	contracts that are cancelable without payment of a substantial cancellation penalty;

•	employment contracts with management;

•	liabilities related to uncertain tax positions totaling $71 million discussed in Note 6 to Financial Statements as the ultimate timing of payment is not known;

•

estimated funding of the pension and OPEB plan totaling approximately $43 million in 2010 and approximately $560 million for the 2010 to 2014 period as discussed above under “Pension and OPEB Plan Funding,” and

•	capital expenditures under PUCT orders (advanced meters and CREZ projects).

If EFH Corp. (as plan sponsor) defaulted in its contributions to the EFH Retirement Plan, it is expected that Oncor would seek to continue the plan and would be liable for any liabilities in excess of the assets of the plan. As of December 31, 2009, the plan’s liabilities in excess of its assets, excluding Oncor’s portion, totaled $95 million.

Guarantees — See Note 12 to Financial Statements for details of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2009, Oncor does not have any off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 12 to Financial Statements for details of commitments and contingencies, including guarantees.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Certification of REPs

In April 2009, the PUCT finalized a rule relating to the Certification of Retail Electric Providers. The rule strengthens the certification requirements for REPs in order to better protect customers, transmission and distribution utilities (TDUs), and other REPs from the potential insolvency of REPs. The rule, among other things, increases creditworthiness and financial reporting requirements for REPs and provides additional customer protection requirements and regulatory asset consideration for TDU bad debt expenses. Under the rule, Oncor uncollectible amounts owed by REPs are deferred as a regulatory asset. Recovery of the regulatory asset will be considered in a future rate case. Accordingly, Oncor recognized an approximately $3 million one-time reversal of bad debt expense in the three months ended June 30, 2009 (see Note 9 to Financial Statements). Due to the commitments made to the PUCT in connection with the Merger, Oncor may not recover bad debt expense, or certain other costs and expenses, from rate payers in the event of a default or bankruptcy by an affiliate REP.

FERC Infrastructure Protection Standards

In September 2009, the FERC issued an order approving a revised set of mandatory NERC standards for critical infrastructure protection (CIP). These standards are designed to protect the nation’s bulk power system against potential disruptions from cyber security breaches. The mandatory reliability standards require certain users, owners and operators of the bulk power system to establish policies, plans and procedures to safeguard physical and electronic access to control systems, to train personnel on security matters, to report security incidents, and to be prepared to recover from a cyber incident. Oncor was compliant at December 31, 2009 and expects to achieve “Auditable Compliance” by year-end 2010 in accordance with the NERC CIP implementation schedule.

Matters with the PUCT

Stipulation Approved by the PUCT — In April 2008, the PUCT entered an order, which became final in June 2008, approving the terms of a stipulation relating to the filing in 2007 by Oncor and Texas Holdings of a Merger-related Joint Report and Application with the PUCT pursuant to Section 14.101(b) of PURA and PUCT Substantive Rule 25.75. The stipulation required the filing of a rate case by Oncor no later than July 1, 2008 based on a test year ended December 31, 2007. In July 2008, Nucor Steel filed an appeal of the PUCT’s order in the 200th District Court of Travis County, Texas. The parties to the appeal have agreed to a schedule that would result in a hearing in June 2010. Oncor was named a defendant and intends to vigorously defend the appeal. Oncor filed the rate case with the PUCT in June 2008, and the PUCT issued a final order with respect to the rate review in August 2009 as discussed below.

Rate Case — In June 2008, Oncor filed for a rate review with the PUCT and 204 cities. In August 2009, the PUCT issued a final order with respect to the rate review. The final order approves a total annual revenue requirement for Oncor of $2.64 billion, based on Oncor’s 2007 test year cost of service and customer characteristics. New rates were calculated for all customer classes using 2007 test year billing metrics and the approved class cost allocation and rate design. The PUCT staff has estimated that the final order results in an approximate $115 million increase in base rate revenues over Oncor’s 2007 adjusted test year revenues, before recovery of rate case expenses. Prior to implementing the new rates in September 2009, Oncor had already begun recovering $45 million of the $115 million increase as a result of approved transmission cost recovery factor and energy efficiency cost recovery factor filings, such as those discussed below. Also see Note 8 to Financial Statements regarding the PUCT’s review of regulatory assets and liabilities.

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

New rates were implemented upon approval of new tariffs in September 2009. In November 2009, the PUCT issued an Order on Rehearing that established a new rate class but did not change the revenue requirements. In January 2010, the PUCT denied all Second Motions for Rehearing, which made the November 2009 Order on Rehearing final and appealable.

Advanced Meter Rulemaking — In 2005, the Texas Legislature passed legislation that authorized electric utilities to implement a surcharge to recover costs incurred in deploying advanced metering and meter information networks. Benefits of the advanced metering installation include improved safety, on-demand meter reading, enhanced outage identification and restoration and system monitoring of voltages. In 2007, the PUCT issued its advanced metering rule to implement this legislation. This rule outlined the minimum required functionality for an electric utility’s advanced metering systems to qualify for cost recovery under a surcharge. Subsequent to the issuance of the rule, the PUCT opened an implementation proceeding for market participants to fine-tune the rule requirements, address the impacts of advanced metering deployment on retail and wholesale markets in ERCOT, and help ensure that retail customers receive benefits from advanced metering deployment. The implementation proceeding is expected to continue through the end of 2010.

Advanced Metering Deployment Surcharge Filing — In May 2008, Oncor filed with the PUCT a description and request for approval of its proposed advanced metering system deployment plan and its proposed surcharge for the recovery of its estimated future investment for advanced metering deployment. Oncor’s plan provides for the full deployment of over three million advanced meters by the end of 2012 to all residential and most non-residential retail electricity customers in Oncor’s service area. As of December 31, 2009, Oncor has installed approximately 660 thousand advanced digital meters, including 620 thousand in the year ended December 31, 2009. Cumulative capital expenditures for the deployment of the advanced meter system totaled $196 million as of December 31, 2009, including $166 million in the year ended December 31, 2009.

In August 2008, a settlement was reached with the majority of the parties to this surcharge filing. The settlement included the following major provisions, as amended by the final order in the 2008 rate review:

•	a surcharge beginning on January 1, 2009 and continuing for 11 years;

•	a total revenue requirement over the surcharge period of $1.023 billion;

•	estimated capital expenditures for advanced metering facilities of $686 million;

•	related operation and maintenance expenses for the surcharge period of $153 million;

•	$204 million of operation and maintenance expense savings, and

•	an advanced metering cost recovery factor of $2.19 per month per residential retail customer and varying from $2.39 to $5.15 per month for non-residential retail customers.

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

Transmission Rates — In order to recover increases in its transmission costs, including incremental fees paid to other transmission service providers due to an increase in their rates, Oncor is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rate charged to REPs. In January 2010, an application was filed to increase the TCRF, which is expected to be administratively approved and become effective in March 2010. This application is expected to increase annualized revenues by $13 million.

In September 2009, Oncor filed an application for an interim update of its wholesale transmission rate, and the PUCT approved the new rate effective December 2009. Accordingly, annualized revenues are expected to increase by approximately $34 million. Approximately $21 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $13 million is recoverable from REPs through the TCRF component of Oncor’s delivery rates.

Application for 2010 Energy Efficiency Cost Recovery Factor — In May 2009, Oncor filed an application with the PUCT to request approval of an energy efficiency cost recovery factor (EECRF) for 2010. PUCT rules require Oncor to make an annual EECRF filing by May 1 for implementation at the beginning of the next calendar year. The requested 2010 EECRF is $54 million, the same amount established for 2009, and would result in the same $0.92 per month charge for residential customers as proposed in Oncor’s rate case. As allowed by the rule, the 2010 EECRF is designed to recover the costs of the 2010 programs, the under-recovery of 2008 program costs, and a performance bonus based on 2008 results. In its November 2009 order, the PUCT approved the application with minor modifications, resulting in an immediate recognition of $9 million in revenues, representing the performance bonus. The final order resulted in a residential EECRF of $0.89 per month due to the PUCT approval of a different allocation methodology for the performance bonus. Oncor’s new EECRF rider became effective for billings on and after December 30, 2009.

Competitive Renewable Energy Zones (CREZs) — In January 2009, the PUCT awarded approximately $1.3 billion of CREZ construction projects to Oncor. The projects involve the construction of transmission lines to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. A written order reflecting the PUCT’s decision was entered in March 2009, and an order on rehearing was issued by the PUCT in May 2009. The cost estimates for the CREZ construction projects are based upon cost analyses prepared by ERCOT in April 2008. For the year ended December 31, 2009, Oncor’s CREZ-related capital expenditures totaled $114 million. It is expected that the necessary permitting actions and other requirements and all construction activities for Oncor’s CREZ construction projects will be completed by the end of 2013.

In October 2009, the PUCT initiated a proceeding to determine whether there is sufficient financial commitment from generators of renewable energy to grant Certificates of Convenience and Necessity (CCNs) for transmission facilities located in two areas in the panhandle of Texas designated as CREZs. If the PUCT determines that there is not sufficient financial commitment from the generators for either CREZ, the PUCT may take action, including delaying the filing of CREZ CCN applications until such time as the PUCT finds sufficient financial commitment for that CREZ in accordance with the financial commitment provisions of the PUCT’s rules. Three of the CREZ transmission projects awarded to Oncor are located in the two CREZs that are the subject of the proceeding. The estimated cost of these three transmission projects is approximately $380 million. The PUCT held a hearing in this proceeding in January 2010. Oncor expects the PUCT to issue an order concluding this proceeding in the second quarter of 2010.

In July 2009, the City of Garland, Texas filed an Original Petition and Application for Stay and Injunction in the 200th District Court of Travis County, Texas seeking judicial review and a stay of the PUCT’s March 2009 written order selecting transmission service providers (including Oncor) to build CREZ transmission facilities. In January 2010, the district court issued an order reversing the PUCT’s order and remanding it to the PUCT for action consistent with the court’s opinion. The district court order did not contain a stay or injunction and severed the City of Garland’s requests for declaratory and injunctive relief. On February 4, 2010, the PUCT issued an order that severs certain of the CREZ transmission projects awarded to Oncor and others from its consideration of the remand of the written order. On February 12, 2010, the PUCT issued an order suspending the schedule sequencing CREZ projects subsequent to CREZ priority projects. In the original sequencing order, Oncor was scheduled to file CCN applications for its five CREZ subsequent projects between March and May 2010. The PUCT’s order stated that the record evidence regarding the selection of the transmission service providers for the CREZ subsequent projects will be reevaluated without delay. Oncor cannot predict the impact, if any, the reevaluation may have on its CREZ construction projects.

Sunset Review — PURA and the PUCT will be subject to “sunset” review by the Texas Legislature in the 2011 legislative session. Sunset review includes, generally, a comprehensive review of the need for and effectiveness of an administrative agency (the PUCT), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (PURA). A Sunset staff report is scheduled to be issued in April 2010, and a Sunset public meeting is scheduled for May 2010. Oncor cannot predict the outcome of the sunset review process.

Summary

Oncor cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter its basic financial position, results of operations or cash flows.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that Oncor may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. Oncor may transact in financial instruments to hedge interest rate risk related to its indebtedness, but there are currently no such hedges in place. All of the long-term debt at December 31, 2009 and 2008 carried fixed interest rates.

	Expected Maturity Date						Successor
	(millions of dollars, except percentages)
	2010	2011	2012	2013	2014	There- after	2009 Total Carrying Amount	2009 Total Fair Value	2008 Total Carrying Amount	2008 Total Fair Value
Long-term debt (including current maturities)
Fixed rate debt amount (a)	$108	$113	$819	$775	$131	$3,179	$5,125	$5,644	$5,229	$4,990
Average interest rate	4.75%	4.86%	6.16%	5.85%	5.34%	6.85%	6.46%	—	6.41%	—

(a)	Excludes unamortized premiums and discounts. See Note 11 to Financial Statements for a discussion of changes in long-term debt obligations.

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

Credit Exposure — Exposure to credit risk associated with accounts receivable totaled $151 million from affiliates, substantially all of which consisted of Oncor’s trade accounts receivable from TCEH, and $245 million from nonaffiliated customers as of December 31, 2009. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million at December 31, 2009. The nonaffiliated exposure consists almost entirely of noninvestment grade trade accounts receivable, of which $180 million represented trade accounts receivable from REPs. As of December 31, 2009, subsidiaries of one customer collectively represented 11% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure. Oncor views exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.

Oncor is also exposed to credit risk associated with the note receivable from TCEH totaling $254 million ($37 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2009 (see Note 18 to Financial Statements for additional information).

FORWARD-LOOKING STATEMENTS

This report and other presentations made by Oncor contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that Oncor expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of Oncor’s business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although Oncor believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A,“Risk Factors” and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the FERC, the PUCT, the EPA, and the TCEQ, with respect to:

•	allowed rate of return;

•	permitted capital structure;

•	industry, market and rate structure;

•	recovery of investments;

•	acquisitions and disposals of assets and facilities;

•	operation and construction of facilities;

•	changes in tax laws and policies, and

•	changes in and compliance with environmental and safety laws and policies;

•	legal and administrative proceedings and settlements;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	economic conditions, including the current recessionary environment;

•	unanticipated population growth or decline, or changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	inability of various counterparties to meet their financial obligations to Oncor, including failure of counterparties to perform under agreements;

•	general industry trends;

•	hazards customary to the industry and the possibility that Oncor may not have adequate insurance to cover losses resulting from such hazards;

•	changes in technology used by and services offered by Oncor;

•	significant changes in Oncor’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB benefits, and future funding requirements related thereto;

•	significant changes in critical accounting policies material to Oncor;

•

commercial bank and financial market conditions, access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in the capital markets and the potential impact of disruptions in US credit markets;

•	circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;

•	financial restrictions under Oncor’s revolving credit facility and indentures governing its debt instruments;

•	Oncor’s ability to generate sufficient cash flow to make interest payments on its debt instruments;

•	actions by credit rating agencies, and

•	Oncor’s ability to effectively execute its operational strategy.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Oncor Electric Delivery Company LLC and subsidiary (“Oncor”) as of December 31, 2009 and 2008 (successor), and the related statements of consolidated income (loss), comprehensive income (loss), cash flows, membership interests and shareholder’s equity for the years ended December 31, 2009 and 2008 (successor), the period from October 11, 2007 through December 31, 2007 (successor) and the period from January 1, 2007 through October 10, 2007 (predecessor). These financial statements are the responsibility of Oncor’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Oncor is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Oncor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oncor Electric Delivery Company LLC and subsidiary as of December 31, 2009 and 2008 (successor), and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 (successor), the period from October 11, 2007 through December 31, 2007 (successor) and the period from January 1, 2007 through October 10, 2007 (predecessor), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, Oncor Electric Delivery Company LLC was an indirect wholly-owned subsidiary of EFH Corp., which was merged with Texas Energy Future Merger Sub Corp. on October 10, 2007.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 18, 2010

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED INCOME (LOSS)

(millions of dollars)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Operating revenues:
Affiliated	$1,018	$1,000	$209	$823
Nonaffiliated	1,672	1,580	324	1,144

Total operating revenues	2,690	2,580	533	1,967

Operating expenses:
Operation and maintenance	962	852	200	649
Write off of regulatory assets (Note 8)	25	—	—	—
Depreciation and amortization	557	492	96	366
Provision for/in lieu of income taxes	145	195	25	150
Taxes other than amounts related to income taxes	385	391	87	305

Total operating expenses	2,074	1,930	408	1,470

Operating income	616	650	125	497

Other income and deductions:
Impairment of goodwill (Note 3)	—	860	—	—
Other income (Note 19)	49	45	11	3
Other deductions (Note 19)	14	25	8	30
Nonoperating provision for/in lieu of income taxes	28	26	6	9

Interest income	43	45	12	44

Interest expense and related charges (Note 19)	346	316	70	242

Net income (loss)	$320	$(487)	$64	$263

See Notes to Financial Statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(millions of dollars)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Net income (loss)	$320	$(487)	$64	$263

Other comprehensive income, net of tax effects:

Cash flow hedges:
Net decrease in fair value of derivatives (net of tax benefit of —, $1, — and —)	—	(2)	—	—
Derivative value net losses related to hedged transactions recognized during the period in net income (net of tax expense of $— in all periods)	—	—	—	1

Comprehensive income (loss)	$320	$(489)	$64	$264

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS

(millions of dollars)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Cash flows — operating activities:
Net income (loss)	$320	$(487)	$64	$263
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	522	451	95	366
Write off of regulatory assets (Note 8)	25	—	—	—
Provision for/in lieu of deferred income taxes – net	128	163	71	21
Amortization of investment tax credits	(5)	(5)	(1)	(4)
Reversal of reserve recorded in purchase accounting	(10)	—	—	—
Impairment of goodwill (Note 3)	—	860	—	—
Bad debt expense	(3)	1	(2)	2
Stock-based incentive compensation expense	—	—	—	3
Other, net	2	5	3	1
Changes in operating assets and liabilities:
Accounts receivable – trade (including affiliates)	(29)	(2)	39	(47)
Impact of accounts receivable sales program (Note 9)	—	—	(113)	27
Inventories	(29)	(12)	6	19
Accounts payable – trade (including affiliates)	7	6	(3)	8
Deferred advanced metering system revenues (Note 8)	57	—	—	—
Other – assets	(34)	(137)	(32)	(24)
Other – liabilities	(1)	(15)	(62)	47

Cash provided by operating activities	950	828	65	682

Cash flows — financing activities:
Issuance of long-term debt	—	1,500	—	800
Repayments of long-term debt	(104)	(99)	(832)	(264)
Net increase (decrease) in short-term borrowings	279	(943)	895	(288)
Issuance of equity interests (net of closing costs)	—	1,253	—	—
Distribution to Oncor Holdings of equity sale net proceeds	—	(1,253)	—	—
Distributions/dividends	(272)	(330)	—	(326)
Net decrease in advances from parent	—	—	—	(24)
Decrease in income tax-related note receivable from TCEH	35	34	9	24
Excess tax benefit on stock-based incentive compensation	—	10	15	—
Debt discount, financing and reacquisition expenses – net	(3)	(18)	(1)	(10)

Cash provided by (used in) financing activities	(65)	154	86	(88)

Cash flows — investing activities:
Capital expenditures	(998)	(919)	(162)	(580)
Cash settlements related to outsourcing contract termination (Note 15)	—	20	—	—
Other	16	20	16	2

Cash used in investing activities	(982)	(879)	(146)	(578)

Net change in cash and cash equivalents	(97)	103	5	16

Cash and cash equivalents – beginning balance	125	22	17	1

Cash and cash equivalents – ending balance	$28	$125	$22	$17

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONSOLIDATED BALANCE SHEETS

(millions of dollars)

	Successor
	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$28	$125
Restricted cash (Note 14)	47	51
Trade accounts receivable from nonaffiliates — net (Note 9)	243	217
Trade accounts and other receivables from affiliates	188	182
Amounts receivable from EFH Corp. related to income taxes	—	21
Materials and supplies inventories — at average cost	92	63
Prepayments	76	75
Other current assets	7	8

Total current assets	681	742

Restricted cash (Note 14)	14	16
Investments and other property (Note 14)	72	72
Property, plant and equipment — net (Note 19)	9,174	8,606
Goodwill (Note 19)	4,064	4,064
Note receivable due from TCEH (Note 18)	217	254
Regulatory assets — net (Note 8)	1,959	1,892
Other noncurrent assets	51	60

Total assets	$16,232	$15,706

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Short-term borrowings (Note 10)	$616	$337
Long-term debt due currently (Note 11)	108	103
Trade accounts payable	129	124
Amounts payable to members related to income taxes (Note 18)	8	—
Accrued taxes other than amounts related to income taxes	137	141
Accrued interest	104	103
Other current liabilities	103	99

Total current liabilities	1,205	907

Liability in lieu of deferred income taxes (Notes 1 and 7)	1,589	1,434
Investment tax credits	37	42
Long-term debt, less amounts due currently (Note 11)	4,996	5,101
Other noncurrent liabilities and deferred credits	1,558	1,423

Total liabilities	9,385	8,907

Commitments and contingencies (Note 12)

Membership interests (Note 13)	6,847	6,799

Total liabilities and membership interests	$16,232	$15,706

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

(millions of dollars)

	Successor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007
Capital account:
Balance at beginning of period (a)	$6,801	$7,618	$7,514
Net income (loss)	320	(487)	64
Distributions to members	(272)	(1,583)	—
Proceeds (net of closing costs) from sale of equity interests	—	1,253	—
Investment by Texas Holdings	—	—	12
Settlement of incentive compensation plans	—	—	28

Balance at end of period (number of interests outstanding: (December 31, 2009 — 635 million; December 31, 2008 — 635 million; 2007 — 1)	6,849	6,801	7,618

Accumulated other comprehensive income (loss), net of tax effects:
Balance at beginning of period	(2)	—	—
Net effects of cash flow hedges	—	(2)	—

Balance at end of period	(2)	(2)	—

Total membership interests at end of period	$6,847	$6,799	$7,618

(a)	The beginning equity balance for the period from October 11, 2007 through December 31, 2007 reflects the application of push-down accounting as a result of the Merger.

See Notes to Financial Statements.

STATEMENT OF CONSOLIDATED SHAREHOLDER’S EQUITY

(millions of dollars)

Predecessor
Period from January 1, 2007 through October 10, 2007
Common stock without par value (number of authorized shares — 100,000,000):
Balance at beginning of period	$1,986
Effects of stock-based incentive compensation plans (Note 13)	18

Balance at end of period (number of shares outstanding October 10, 2007 — 0)	2,004

Retained earnings:
Balance at beginning of period	1,008
Net income	263
Dividends to parent	(326)
Effect of adoption of accounting guidance related to uncertain tax positions (Note 6)	(9)
Other	1

Balance at end of period	937

Accumulated other comprehensive income (loss), net of tax effects:
Balance at beginning of period	(19)
Net effects of cash flow hedges	1

Balance at end of period	(18)

Total shareholder’s equity at end of period	$2,923

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 38% and 39% of total revenues for the years ended December 31, 2009 and 2008, respectively. Oncor is a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of Intermediate Holding, a direct, wholly-owned subsidiary of EFH Corp. With the closing of the Merger on October 10, 2007, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group (see Note 2). See “Glossary” for definition of terms and abbreviations, including the Merger. Oncor Holdings owns 80.033% of Oncor’s membership interests, Texas Transmission owns 19.75% of the membership interests and certain members of Oncor’s management and board of directors indirectly own the remaining membership interests through Investment LLC. Oncor is managed as an integrated business; consequently, there are no separate reportable business segments.

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

Various “ring-fencing” measures have been taken to enhance Oncor’s credit quality. These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; Oncor’s board of directors being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. Oncor does not bear any liability for obligations of the Texas Holdings Group (including, but not limited to, debt obligations), and vice versa. Accordingly, Oncor’s operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

Sales of Equity to Texas Transmission and Investment LLC

In November 2008, Oncor sold equity interests to Texas Transmission for $1.254 billion in cash. Texas Transmission is an entity indirectly owned by a private investment group led by OMERS Administration Corporation, acting through its infrastructure investment entity, Borealis Infrastructure Management Inc., and the Government of Singapore Investment Corporation, acting through its private equity and infrastructure arm, GIC Special Investments Pte Ltd. Oncor also indirectly sold equity interests to certain members of its board of directors and its management team. Accordingly, after giving effect to all equity issuances, as of December 31, 2009, Oncor’s ownership was as follows: 80.03% held by Oncor Holdings and indirectly by EFH Corp., 19.75% held by Texas Transmission and 0.22% held indirectly by certain members of Oncor’s management and board of directors. The proceeds (net of closing costs) of $1.253 billion received by Oncor from Texas Transmission and the members of Oncor management upon completion of these transactions were distributed to Oncor Holdings and ultimately to EFH Corp.

Basis of Presentation

The consolidated financial statements of Oncor have been prepared in accordance with US GAAP. The accompanying consolidated statements of income (loss), comprehensive income (loss), cash flows and membership interests/shareholder’s equity present results of operations and cash flows of Oncor for “Successor” and “Predecessor” periods, which relate to periods succeeding and preceding the Merger, respectively. The consolidated financial statements have been prepared on the same basis as the audited financial statements included in Oncor’s Annual Report on Form 10-K for the year ended December 31, 2008. The consolidated financial statements of the Successor reflect the application of purchase accounting in accordance with the provisions of accounting standards related to business combinations. All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated. Subsequent events have been evaluated through February 18, 2010, the date these consolidated financial statements were issued.

Income Taxes

EFH Corp. files a consolidated federal income tax return. Prior to 2007 federal income taxes were allocated to subsidiaries, including Oncor, based on their respective taxable income or loss. Effective with the November 2008 sale of equity interests discussed above, Oncor became a partnership for US federal income tax purposes, and subsequently EFH Corp.’s share of partnership income is included in its consolidated federal income tax return. In connection with the Merger, Oncor, Oncor Holdings and EFH Corp. entered into a tax sharing agreement (amended in November 2008 to include Texas Transmission and Investment LLC) that is retroactive to January 1, 2007. The tax sharing agreement provides for the allocation of tax liability for each of Oncor Holdings and Oncor substantially as if these entities file their own income tax returns and requires tax payments to their members determined on that basis (without duplication for any income taxes paid by a subsidiary of Oncor Holdings). Accordingly, while partnerships are not subject to income taxes, in consideration of the tax sharing agreement and the presentation of Oncor’s financial statements as an entity subject to cost-based regulatory rate-setting processes, with such costs historically including income taxes, the financial statements present amounts determined under the tax sharing agreement as “provision in lieu of income taxes” and “liability in lieu of deferred income taxes” for periods subsequent to the sales of equity interests discussed above.

Such amounts are determined in accordance with the provisions of accounting guidance for income taxes and for uncertainty in income taxes and thus differences between the book and tax bases of assets and liabilities are accounted for as if Oncor filed its own income tax return. Certain provisions of the accounting guidance for income taxes provide that regulated enterprises are permitted to recognize deferred taxes as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates. Investment tax credits are amortized to income over the estimated lives of the related properties.

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

Purchase Accounting

The Merger was accounted for under purchase accounting, whereby the total purchase price of the transaction was allocated to EFH Corp.’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values, and the excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The allocation resulted in a significant amount of goodwill, a portion of which was assigned to Oncor. See Note 2 for details regarding the effect of purchase accounting.

Derivative Instruments and Mark-to-Market Accounting

Oncor has from time-to-time entered into derivative instruments, referred to as interest rate swaps, to hedge interest rate risk. If the instrument meets the definition of a derivative under accounting standards related to derivative instruments and hedging activities, the fair value of each derivative is required to be recognized on the balance sheet as a derivative asset or liability and changes in the fair value recognized in net income, unless criteria for certain exceptions are met. This recognition is referred to as “mark-to-market” accounting.

Because derivative instruments are frequently used as economic hedges, accounting standards related to derivative instruments and hedging activities allow for “hedge accounting,” which provides for the designation of such instruments as cash flow or fair value hedges if certain conditions are met. A cash flow hedge mitigates the risk associated with the variability of the future cash flows related to an asset or liability (e.g., debt with variable interest rate payments), while a fair value hedge mitigates risk associated with fixed future cash flows (e.g., debt with fixed interest rate payments). In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset to other comprehensive income to the extent the hedges are effective. Amounts remain in accumulated other comprehensive income, unless the underlying transactions become probable of not occurring, and are reclassified into net income as the related transactions (hedged items) settle and affect net income. Fair value hedges are recorded as derivative assets or liabilities with an offset to net income, and the carrying value of the related asset or liability (hedged item) is adjusted for changes in fair value with an offset to net income. If the fair value hedge is settled prior to the maturity of the hedged item, the cumulative fair value gain or loss associated with the hedge is amortized into income over the remaining life of the hedged item. To qualify for hedge accounting, a hedge must be considered highly effective in offsetting changes in fair value of the hedged item. Assessment of the hedge’s effectiveness is tested at least quarterly throughout its term to continue to qualify for hedge accounting. Hedge ineffectiveness, even if the hedge continues to be assessed as effective, is immediately recognized in net income. Ineffectiveness is generally measured as the cumulative excess, if any, of the change in value of the hedging instrument over the change in value of the hedged item.

Revenue Recognition

Revenue from delivery services are recorded under the accrual method of accounting. Revenues are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimate for revenues earned from the meter reading date to the end of the period with an adjustment for the impact of weather and other factors on unmetered deliveries (unbilled revenue).

Impairment of Goodwill and Other Intangible Assets

Oncor evaluates goodwill for impairment at least annually. The impairment tests performed are based on determinations of enterprise value using discounted cash flow analyses, comparable company equity values and any relevant transactions indicative of enterprise values. See Note 19 for details of goodwill and other intangible assets and Note 3 for discussion of a goodwill impairment charge recorded in 2008.

In 2009, Oncor changed the annual test date from October 1 to December 1. Management determined the new annual goodwill test date is preferable because of efficiencies gained by aligning the test with Oncor’s annual budget and five-year plan processes in the fourth quarter. The change in the annual test date did not delay, accelerate or avoid an impairment charge, and retrospective application of this change in accounting principle did not affect previously reported results.

System of Accounts

The accounting records of Oncor have been maintained in accordance with the FERC Uniform System of Accounts as adopted by the PUCT.

Defined Benefit Pension Plans and Other Postretirement Employee Benefit (OPEB) Plans

Oncor participates in an EFH Corp. pension plan that offers benefits based on either a traditional defined benefit formula or a cash balance formula and an OPEB plan that offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from Oncor. Costs of pension and OPEB plans are dependent upon numerous factors, assumptions and estimates. See Note 16 for additional information regarding pension and OPEB plans.

Stock-Based Incentive Compensation

Prior to the Merger, EFH Corp. provided discretionary awards payable in its common stock to qualified managerial employees of Oncor under EFH Corp.’s shareholder-approved long-term incentive plans. Oncor recognized expense for these awards over the vesting period based on the grant-date fair value of those awards. In November 2008, Oncor implemented the SARs Plan for certain management that purchased equity interests in Oncor indirectly by investing in Investment LLC. SARs have been awarded under the SARs Plan and are being accounted for based upon the provisions of guidance for share-based payment. See Note 17 for information regarding stock-based compensation, including SARs granted to certain members of Oncor’s board of directors.

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

Franchise Taxes

Franchise taxes are assessed to Oncor by local governmental bodies, based on kWh delivered and are the principal component of “taxes other than amounts related to income taxes” as reported in the income statement. Franchise taxes are not a “pass through” item. Rates charged to customers by Oncor are intended to recover the franchise taxes, but Oncor is not acting as an agent to collect the taxes from customers.

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

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties based on depreciation rates approved by the PUCT. Depreciation rates include plant removal costs as a component of depreciation expense, consistent with regulatory treatment. As is common in the industry, depreciation expense is recorded using composite depreciation rates that reflect blended estimates of the lives of major asset groups as compared to depreciation expense calculated on a component asset-by-asset basis.

In accordance with the PUCT’s August 2009 order in Oncor’s rate review, the remaining net book value and anticipated removal cost of existing meters that are being replaced by advanced meters is being charged (amortized) to expense over an 11-year cost recovery period.

Allowance For Funds Used During Construction (AFUDC)

AFUDC is a regulatory cost accounting procedure whereby both interest charges on borrowed funds and a return on equity capital used to finance construction are included in the recorded cost of utility plant and equipment being constructed. AFUDC is capitalized on all projects involving construction periods lasting greater than thirty days. The equity portion of capitalized AFUDC is accounted for as other income. There was no equity AFUDC for the periods presented. See Note 19 for detail of amounts charged to interest expense.

Regulatory Assets and Liabilities

The financial statements of Oncor reflect regulatory assets and liabilities under cost-based rate regulation in accordance with accounting standards related to the effect of certain types of regulation. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Note 8 for details of regulatory assets and liabilities.

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

In May 2009, the FASB issued new guidance related to subsequent events that requires disclosure of the date through which Oncor has evaluated subsequent events related to the financial statements being issued and the basis for that date. The adoption of this guidance as of April 1, 2009 did not affect reported results of operations, financial condition or cash flows, and the required disclosure is provided above in “Basis of Presentation.”

2. FINANCIAL STATEMENT EFFECTS OF THE MERGER

EFH Corp. accounted for the Merger under purchase accounting in accordance with the provisions of accounting standards related to business combinations, whereby the total purchase price of the transaction was allocated to EFH Corp.’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values as of the Merger date. As a result of cost-based regulatory rate-setting processes, the book value of the majority of Oncor’s assets and liabilities effectively represents fair value, and no adjustments to the carrying value of those regulated assets or liabilities were recorded. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The purchase price was allocated to TCEH and Oncor. The purchase price amount assigned to Oncor was based on the relative enterprise value of the business on the closing date of the Merger and resulted in an excess of purchase price over fair value of assets and liabilities of $4.9 billion, which was recorded as goodwill. See Note 19 for disclosures related to goodwill and Note 3 regarding an impairment charge recorded in the fourth quarter of 2008.

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

As part of purchase accounting, the carrying value of certain generation-related regulatory assets securitized by transition bonds, which have been reviewed and approved by the PUCT for recovery but without earning a rate of return, was reduced by $213 million. This amount will be accreted to other income over the recovery period remaining as of the closing date of the Merger (approximately nine years). The related securitization (transition) bonds were also fair valued and the resulting discount of $12 million will be amortized to interest expense over the life of the bonds remaining as of the closing date of the Merger (approximately nine years).

The final purchase price allocation includes $16 million in liabilities recorded in connection with the notice of termination of outsourcing arrangements with Capgemini under the change of control provisions of such arrangements (also see Note 15). Oncor incurred $4 million of these exit liabilities during the year ended December 31, 2009. In December 2009, Oncor recorded a $10 million reversal of a portion of these exit liabilities due primarily to a shorter than expected outsourcing services transition period, and this reversal is reflected in other income (see Note 19). The remaining accrual totaling $2 million is expected to be settled in 2010.

3. GOODWILL IMPAIRMENT

The 2009 annual goodwill impairment testing performed as of October 1 and December 1, 2009 in accordance with accounting guidance for a change in annual impairment testing dates resulted in no impairment (see discussion in Note 1 regarding change in the annual test date from October 1 to December 1). The testing determined that Oncor’s estimated fair value (enterprise value) exceeded its carrying value by approximately 10%, resulting in no additional testing being required and no impairment. Key assumptions in the valuation include discount rates, growth of the rate base and return on equity allowed by the regulatory authority.

In the fourth quarter of 2008, Oncor recorded a goodwill impairment charge totaling $860 million, which is not deductible for income tax-related purposes.

Although the annual goodwill impairment test date set by management was October 1, management determined that in consideration of the continuing deterioration of securities values during the fourth quarter of 2008, an impairment testing trigger occurred subsequent to that test date; consequently, the impairment charge was based on estimated fair values at December 31, 2008. The fair value calculation was completed in the first quarter of 2009 with no additional impairment charge.

The impairment determination involved significant assumptions and judgments in estimating enterprise values and the fair values of assets and liabilities. The impairment primarily arose from the dislocation in the capital markets that increased interest rate spreads and the resulting discount rates used in estimating fair values and the effect of declines in market values of debt and equity securities of comparable companies.

The calculations supporting the impairment determination utilized models that took into consideration multiple inputs, including debt yields, equity prices of comparable companies and other inputs. Those models were generally used in developing long-term forward discount rates for determining enterprise value and fair values of certain individual assets and liabilities. The fair value measurements resulting from such models are classified as Level 3 non-recurring fair value measurements consistent with accounting standards related to the determination of fair value.

4. STIPULATION APPROVED BY THE PUCT

Oncor and Texas Holdings agreed to the terms of a stipulation, which was conditional upon completion of the Merger, with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger. In February 2008, the PUCT entered an order approving the stipulation. The PUCT issued a final order on rehearing in April 2008 that has been appealed to the 200th District Court of Travis County, Texas. The parties to the appeal have agreed to a schedule that would result in a hearing in June 2010.

In addition to commitments Oncor made in its filings in the PUCT review, the stipulation included the following provisions, among others:

•

Oncor provided a one-time $72 million refund to its REP customers in the September 2008 billing cycle. The refund was in the form of a credit on distribution fee billings. The liability for the refund was recorded as part of purchase accounting.

•

Consistent with the 2006 cities rate settlement (see Note 5), Oncor filed a system-wide rate case in June 2008 based on a test-year ended December 31, 2007. In August 2009, the PUCT issued a final order on this rate case. See Note 8.

•

Oncor agreed not to request recovery of approximately $56 million of regulatory assets related to self-insurance reserve costs and 2002 restructuring expenses. These regulatory assets were eliminated as part of purchase accounting.

•

The dividends paid by Oncor will be limited through December 31, 2012, to an amount not to exceed Oncor’s net income (determined in accordance with GAAP, subject to certain defined adjustments) for the period beginning October 11, 2007 and ending December 31, 2012, and are further limited by an agreement that Oncor’s regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.

•	Oncor committed to minimum capital spending of $3.6 billion over the five-year period ending December 31, 2012, subject to certain defined conditions.

•

Oncor committed to an additional $100 million in spending over the five-year period ending December 31, 2012 on demand-side management or other energy efficiency initiatives. These additional expenditures will not be recoverable in rates, and this amount was recorded as a regulatory liability as part of purchase accounting and consistent with accounting standards related to the effect of certain types of regulation.

•	If Oncor’s credit rating is below investment grade with two or more rating agencies, TCEH will post a letter of credit in an amount of $170 million to secure TXU Energy’s payment obligations to Oncor.

•	Oncor agreed not to request recovery of the $4.9 billion of goodwill resulting from purchase accounting or any future impairment of the goodwill in its rates.

5. CITIES RATE SETTLEMENT IN 2006

In January 2006, Oncor agreed with a steering committee representing 108 cities in Texas (Cities) to defer the filing of a system-wide rate case with the PUCT to no later than July 1, 2008 (based on a test year ending December 31, 2007). Oncor filed the rate case with the PUCT in June 2008, and the PUCT issued a final order on the case in 2009. Oncor extended the benefits of the agreement to 292 nonlitigant cities. The agreements provided that Oncor would make payments to participating cities totaling approximately $70 million, including incremental franchise taxes.

This amount was recognized in earnings over the period from May 2006 through June 2008. Amounts recognized totaled $11 million in 2009, $23 million in 2008, $8 million for the period October 11, 2007 through December 31, 2007 and $25 million for the period January 1, 2007 through October 10, 2007, of which $2 million, $13 million, $6 million and $20 million, respectively, is reported in other deductions (see Note 19), and the remainder as taxes other than amounts related to income taxes. Amounts recognized in 2009 represented extension of benefits per the agreement as a result of the timing of completion of the rate case.

6. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

See discussion in Note 1 under “Income Taxes.”

Effective January 1, 2007, Oncor adopted accounting guidance related to uncertain tax positions. This guidance requires that each tax position be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable. Oncor applied updated guidance to determine if each tax position was effectively settled for the purpose of recognizing previously uncertain tax positions. Oncor completed its review and assessment of uncertain tax positions and in the 2007 Predecessor period recorded a net charge to retained earnings and an increase to noncurrent liabilities of $9 million in accordance with the new accounting rule.

EFH Corp. and its subsidiaries file income tax returns in US federal, state and foreign jurisdictions and are subject to examinations by the IRS and other taxing authorities. Examinations of EFH Corp. and its subsidiaries’ income tax returns for the years ending prior to January 1, 2003 are complete, but the tax years 1997 through 2002 remain in appeals with the IRS. In 2008, EFH Corp. was notified of the commencement of an IRS audit of tax years 2003 to 2006. The audit is expected to require two years to complete. Texas franchise and margin tax returns are under examination or still open for examination for tax years beginning after 2002. Prior to the 2007 Merger, Oncor was a member of EFH Corp.’s consolidated group federal income tax returns.

Oncor classifies interest and penalties expense related to uncertain tax positions as current provision for/in lieu of income taxes. Amounts recorded related to interest and penalties totaled a benefit of $5 million in the year ended December 31, 2009 and expenses of $6 million (including $2 million recorded as goodwill) in the year ended December 31, 2008, $2 million for the period October 11, 2007 through December 31, 2007 and $3 million for the period January 1, 2007 through October 10, 2007 (all amounts after tax).

Noncurrent liabilities included a total of $20 million and $22 million in accrued interest at December 31, 2009 and 2008, respectively. Effective in 2009, the federal income tax benefit on the interest accrued on uncertain tax positions is recorded as liability in lieu of deferred income taxes. Such amounts were previously reported net as a reduction of the liability for uncertain tax positions.

The following table summarizes the changes to the uncertain tax positions, reported in other noncurrent liabilities in the consolidated balance sheet, during the years ended December 31, 2009 and 2008:

	2009	2008
Balance at January 1, excluding interest and penalties	$122	$111
Additions based on tax positions related to prior years	22	41
Reductions based on tax positions related to prior years	(73)	(30)
Additions based on tax positions related to the current year	—	—

Balance at December 31, excluding interest and penalties	$71	$122

Of the balance at December 31, 2009, $60 million represents tax positions for which the uncertainty relates to the timing of recognition for tax purposes. The disallowance of such positions would not affect the effective tax rate, but would accelerate the payment of cash under the tax sharing agreement to an earlier period.

With respect to tax positions for which the ultimate deductibility is uncertain (permanent items), should EFH Corp. or Oncor sustain such positions on income tax returns previously filed, Oncor’s liabilities recorded would be reduced by $11 million, resulting in increased net income and a favorable impact on the effective tax rate.

Oncor does not expect the total amount of liabilities recorded related to uncertain tax positions will significantly increase or decrease within the next 12 months.

7. AMOUNTS RELATED TO INCOME TAXES

See discussion in Note 1 under “Income Taxes.”

The components of Oncor’s reported provision for/in lieu of income taxes are as follows:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Reported in operating expenses:
Current:
US federal	$19	$38	$(46)	$116
State	17	17	—	12
Deferred:
US federal	117	145	74	26
State	(3)	—	(2)	—
Amortization of investment tax credits	(5)	(5)	(1)	(4)

Total	145	195	25	150

Reported in other income and deductions:
Current:
US federal	13	8	7	8
State	1	1	—	1
Deferred federal	14	17	(1)	—

Total deferred	28	26	6	9

Total provision for/in lieu of income taxes	$173	$221	$31	$159

Reconciliation of provision for/in lieu of income taxes computed at the US federal statutory rate to provision for/in lieu of income taxes:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Income (loss) before provision for/in lieu of income taxes	$493	$(266)	$95	$422

Provision for/in lieu of income taxes at the US federal statutory rate of 35%	$173	$(93)	$33	$148
Goodwill impairment	—	301	—	—
Amortization of investment tax credits – net of deferred tax effect	(5)	(5)	(1)	(4)
Amortization (under regulatory accounting) of statutory tax rate changes	(2)	(3)	(1)	(3)
Texas margin tax, net of federal tax benefit	12	11	(1)	8
Medicare subsidy	(6)	(5)	(2)	(5)
Nondeductible losses (gains) on benefit plan investments	(1)	4	—	(2)
Other, including audit settlements	2	11	3	17

Reported provision for/in lieu of income taxes	$173	$221	$31	$159

Effective rate	35.1%	—	32.6%	37.7%

The net amount of $1.589 billion reported in the balance sheet at December 31, 2009 as liability in lieu of deferred income taxes represents amounts previously recorded as net deferred tax liabilities of Oncor. Upon the sale of equity interests in Oncor (see Note 1), Oncor became a partnership for US federal income tax purposes, and the temporary differences which gave rise to the deferred taxes will, over time, become taxable to the equity holders. Under a tax sharing agreement among Oncor and its equity holders, Oncor makes payments to the equity holders for income taxes as the partnership earnings become taxable to the equity holders. Accordingly, as the temporary differences become taxable, the equity holders will be paid by Oncor. In the unlikely event such amounts are not paid under the tax sharing agreement, it is probable that they would be reimbursed to rate payers.

At December 31, 2009, Oncor had $10 million of alternative minimum tax (AMT) credit carryforwards available to offset future tax sharing payments. The AMT credit carryforwards have no expiration date.

See Note 6 for discussion regarding accounting for uncertain tax positions.

8. REGULATORY ASSETS AND LIABILITIES

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

	Remaining Rate Recovery/Amortization	Carrying Amount
	Period as of	December 31,	December 31,
	December 31, 2009	2009	2008
Regulatory assets:
Generation-related regulatory assets securitized by transition bonds (a)	7 years	$759	$865
Employee retirement costs	5 years	80	—
Employee retirement costs to be reviewed (b)(c)	To be determined	41	100
Employee retirement liability (a)(c)(d)	To be determined	768	559
Self-insurance reserve (primarily storm recovery costs) — net	7 years	137	—
Self-insurance reserve to be reviewed (b)(c)	To be determined	106	214
Nuclear decommissioning cost under-recovery (a)(c)(e)	Not applicable	85	127
Securities reacquisition costs (pre-industry restructure)	8 years	62	68
Securities reacquisition costs (post-industry restructure)	Terms of related debt	27	29
Recoverable amounts for/in lieu of deferred income taxes — net	Life of related asset or liability	68	77
Rate case expenses (f)	Largely 3 years	9	10
Rate case expenses to be reviewed (b)(c)	To be determined	1	—
Advanced meter customer education costs	10 years	4	2
Deferred conventional meter depreciation	10 years	14	—
Energy efficiency performance bonus	1 year	9	—
Business restructuring costs (g)	Not applicable	—	20

Total regulatory assets		2,170	2,071

Regulatory liabilities:
Committed spending for demand-side management initiatives (a)	3 years	78	96
Deferred advanced metering system revenues	10 years	57	—
Investment tax credit and protected excess deferred taxes	Various	44	49
Over-collection of securitization (transition) bond revenues (a)	7 years	27	28
Other regulatory liabilities (a)	Various	5	6

Total regulatory liabilities		211	179

Net regulatory asset		$1,959	$1,892

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Costs incurred since the period covered under the last rate review.
(c)	Recovery is specifically authorized by statute, subject to reasonableness review by the PUCT.
(d)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(e)	Offset by an intercompany payable to TCEH. See Note 18.
(f)	Rate case expenses totaling $4 million were disallowed by the PUCT and written off in the third quarter of 2009.
(g)	All previously recorded business restructuring costs were disallowed by the PUCT and written off in the third quarter of 2009.

In September 2008, the PUCT approved a settlement for Oncor to recover its estimated future investment for advanced metering deployment. Oncor began billing the advanced metering surcharge in the January 2009 billing month cycle. The surcharge is expected to total $1.023 billion over the 11-year recovery period and includes a cost recovery factor of $2.19 per month per residential retail customer and $2.39 to $5.15 per month for non-residential retail customers. Oncor accounts for the difference between the surcharge billings for advanced metering facilities and the allowed revenues under the surcharge provisions, which are based on expenditures and an allowed return, as a regulatory asset or liability. Such differences arise principally as a result of timing of expenditures. As indicated in the table above, the regulatory liability at December 31, 2009 totaled $57 million.

See Note 2 for a discussion of effects of purchase accounting on the carrying value of generation-related regulatory assets, Note 4 for discussion of effects on regulatory assets and liabilities of the stipulation approved by the PUCT and Note 18 for additional information regarding nuclear decommissioning cost recovery.

9. TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

Trade Accounts Receivable

	December 31, 2009	December 31, 2008
Gross trade accounts receivable	$395	$359
Trade accounts receivable from TCEH	(150)	(135)
Allowance for uncollectible accounts	(2)	(7)

Trade accounts receivable from nonaffiliates — net	$243	$217

Gross trade accounts receivable at December 31, 2009 and 2008 included unbilled revenues of $141 million and $140 million, respectively.

In April 2009, the PUCT finalized a new rule relating to the Certification of Retail Electric Providers. Under the new rule, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset. Accordingly, Oncor recognized a $3 million one-time reversal of bad debt expense in 2009 representing bad debt reserves previously recognized for nonaffiliated REP accounts receivable. Due to the commitments made to the PUCT in connection with the Merger, Oncor may not recover bad debt expense, or certain other costs and expenses, from rate payers in the event of a default or bankruptcy by an affiliate REP.

Sale of Receivables

Prior to the Merger, Oncor participated in an accounts receivable securitization program established by EFH Corp. for certain of its subsidiaries, the activity under which was accounted for as a sale of accounts receivable in accordance with transfers and servicing accounting standards. Under the program, Oncor sold trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sold undivided interests in those purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). In connection with the Merger, the accounts receivable securitization program was amended. Concurrently, the financial institutions required that Oncor repurchase all of the receivables it had previously sold to TXU Receivables Company, which totaled $254 million. Oncor funded such repurchases through borrowings under its credit facility of $113 million, and the related subordinated note receivable from TXU Receivables Company in the amount of $141 million was canceled. Oncor is no longer a participant in the accounts receivable securitization program.

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

The discount from face amount on the purchase of receivables principally funded program fees paid by TXU Receivables Company to the funding entities. The discount also funded a servicing fee paid by TXU Receivables Company to EFH Corporate Services Company, a direct subsidiary of EFH Corp., but the amounts were immaterial. The program fees, referred to as losses on sale of the receivables under transfers and servicing accounting standards, consisted primarily of interest costs on the underlying financing and totaled $6 million and averaged 6.4% (on an annualized basis) as a percentage of the average funding under the program for the Predecessor period from January 1, 2007 through October 10, 2007. These fees represented essentially all of the net incremental costs of the program to Oncor and were reported in operation and maintenance expenses.

Funding under the program decreased $86 million to zero in 2007 with Oncor’s exit from the program. Funding increases or decreases under the program were reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable balance approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to Oncor in 2007 were as follows:

	Successor (a)	Predecessor
	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Cash collections on accounts receivable	$—	$1,082
Face amount of new receivables purchased	—	(1,156)
Discount from face amount of purchased receivables	—	5
Program fees paid to funding entities	—	(6)
Increase in subordinated notes payable	—	48
Repurchase of receivables previously sold	113	—

Operating cash flows used by (provided to) Oncor under the program	$113	$(27)

(a)	Represents final activities related to Oncor’s exit from the sale of receivables program.

10. BORROWINGS UNDER CREDIT FACILITIES

At December 31, 2009, Oncor had a $2.0 billion secured revolving credit facility, expiring October 10, 2013, to be used for its working capital and general corporate purposes, including issuances of commercial paper and letters of credit. Oncor may request increases in the commitments under the facility in any amount up to $500 million, subject to the satisfaction of certain conditions. Amounts borrowed under the facility, once repaid, can be borrowed again by Oncor from time to time. Borrowings are classified as short-term on the balance sheet. In May 2008, Oncor secured this credit facility with a first priority lien on certain of its transmission and distribution assets. Oncor also secured all of its existing long-term debt securities (excluding the transition bonds) with the same lien in accordance with the terms of those securities. The lien contains customary provisions allowing Oncor to use the assets in its business, as well as to replace and/or release collateral as long as the market value of the aggregate collateral is at least 115% of the aggregate secured debt. The lien may be terminated at Oncor’s option upon the termination of Oncor’s current credit facility.

At December 31, 2009, Oncor had outstanding borrowings under the credit facility totaling $616 million with an interest rate of 0.58% at the end of the period. At December 31, 2008, Oncor had outstanding borrowings under the credit facility totaling $337 million with an interest rate of 1.98% at the end of the period. Availability under the credit facility as of December 31, 2009 was $1.262 billion. This availability excludes $122 million of commitments from a subsidiary of Lehman Brothers Holding Inc. (such subsidiary, Lehman) that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. Availability under the credit facility as of December 31, 2008 was $1.508 billion, which excluded $155 million of commitments from Lehman.

Under the terms of Oncor’s revolving credit facility, the commitments of the lenders to make loans to Oncor are several and not joint. Accordingly, if any lender fails to make loans to Oncor, Oncor’s available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

Borrowings under this credit facility bear interest at per annum rates equal to, at Oncor’s option, (i) adjusted LIBOR plus a spread of 0.275% to 0.800% (depending on the ratings assigned to Oncor’s senior secured debt) or (ii) a base rate (the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds effective rate plus 0.50%). Under option (i) and based on Oncor’s ratings as of December 31, 2009, its LIBOR-based borrowings, which apply to all outstanding borrowings at December 31, 2009, bear interest at LIBOR plus 0.350%.

A facility fee is payable at a rate per annum equal to 0.100% to 0.200% (depending on the rating assigned to Oncor’s senior secured debt) of the commitments under the facility. Based on Oncor’s ratings as of December 31, 2009, its facility fee is 0.125%. A utilization fee is payable on the average daily amount of borrowings in excess of 50% of the commitments under the facility at a rate per annum equal to 0.125% per annum.

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

11. LONG-TERM DEBT

At December 31, 2009 and 2008, long-term debt consisted of the following:

	December 31, 2009	December 31, 2008
Oncor (a):
6.375% Fixed Senior Notes due May 1, 2012	$700	$700
5.950% Fixed Senior Notes due September 1, 2013	650	650
6.375% Fixed Senior Notes due January 15, 2015	500	500
6.800% Fixed Senior Notes due September 1, 2018	550	550
7.000% Fixed Debentures due September 1, 2022	800	800
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
Unamortized discount	(15)	(16)

Total Oncor	4,335	4,334

Oncor Electric Delivery Transition Bond Company LLC (b):
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	13	54
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	—	39
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	197	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total Oncor Electric Delivery Transition Bond Company LLC	775	879

Unamortized fair value discount related to transition bonds (c)	(6)	(9)

Total consolidated	5,104	5,204
Less amount due currently	(108)	(103)

Total long-term debt	$4,996	$5,101

(a)	Secured with first priority lien as discussed in Note 10.
(b)	The transition bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.
(c)	The transition bonds, which secured regulatory assets not earning a return, were fair valued as of October 10, 2007 as a result of purchase accounting.

Debt Repayments in 2009

Repayments of long-term debt in 2009 totaled $104 million and represent transition bond principal payments at scheduled maturity dates.

Debt-Related Activity in 2008

In September 2008, Oncor issued and sold senior secured notes with an aggregate principal amount of $1.5 billion consisting of $650 million aggregate principal amount of 5.95% senior secured notes maturing in September 2013, $550 million aggregate principal amount of 6.80% senior secured notes maturing in September 2018 and $300 million aggregate principal amount of 7.50% senior secured notes maturing in September 2038. Oncor used the net proceeds of approximately $1.487 billion from the sale of the notes to repay most of its borrowings under its credit facility as well as for general corporate purposes. The notes are secured by the first priority lien described in Note 10. The notes are secured equally and ratably with all of Oncor’s other secured indebtedness. If the lien is terminated, the notes will cease to be secured obligations of Oncor and will become senior unsecured general obligations of Oncor.

Interest on these notes is payable in cash semiannually in arrears on March 1 and September 1 of each year. Oncor may redeem the notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. The notes also contain customary events of default, including failure to pay principal or interest on the notes when due.

Repayments of long-term debt in 2008 totaled $99 million and represent transition bond principal payments at scheduled maturity dates.

Interest Rate Hedges

In September 2008, Oncor entered into interest rate swap transactions hedging the variability of treasury bond rates used to determine the interest rates on an anticipated issuance of an aggregate of $1.0 billion of senior secured notes maturing from 2013 to 2018. The hedges were terminated the same day, and $2 million in after-tax losses were recorded as other comprehensive income. After-tax net losses of less than one million will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

Maturities

Long-term debt and transition bonds maturities are as follows:

Year
2010	$108
2011	113
2012	819
2013	775
2014	131
Thereafter	3,179
Unamortized fair value discount	(6)
Unamortized discount	(15)

Total	$5,104

Fair Value of Long-Term Debt

The estimated fair value of long-term debt (including current maturities) totaled $5.644 billion and $4.990 billion at December 31, 2009 and 2008, respectively, and the carrying amount totaled $5.104 billion and $5.204 billion, respectively. The fair value is estimated at the lesser of either the call price or the market value as determined by quoted market prices.

12. COMMITMENTS AND CONTINGENCIES

Leases

At December 31, 2009, future minimum lease payments under operating leases (with initial or remaining noncancelable lease terms in excess of one year) were as follows:

Year
2010	$12
2011	12
2012	10
2013	4
2014	4
Thereafter	7

Total future minimum lease payments	$49

Rent charged to operation and maintenance expense totaled $11 million and $10 million for the years ended December 31, 2009 and 2008, respectively, $3 million for the period October 11, 2007 through December 31, 2007 and $7 million for the Predecessor period January 1, 2007 through October 10, 2007.

Capital Expenditures

Oncor and Texas Holdings agreed to the terms of a stipulation with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger. As one of the provisions of this stipulation, Oncor committed to minimum capital spending of $3.6 billion over the five-year period ending December 31, 2012, subject to certain defined conditions. See Note 4.

Efficiency Spending

Oncor is required to annually invest in programs designed to improve customer electricity demand efficiencies to satisfy its ongoing regulatory requirements. The 2010 requirement is $44 million. Oncor also committed to invest $100 million in these programs in excess of regulatory requirements over the five years ending in 2012. See Note 4.

Guarantees

Oncor has entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions.

Oncor is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At December 31, 2009, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $6 million. These leased assets consist primarily of vehicles used in distribution activities. The average life of the residual value guarantees under the lease portfolio is approximately two years.

Legal Proceedings

Oncor is involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

Labor Contracts

Certain Oncor employees are represented by a labor union and covered by a collective bargaining agreement that will expire in October 2010. In June 2009, a group of approximately 50 employees voted to decertify the labor union as their representative. In December 2009, a group of approximately 350 employees elected to be represented by a labor union. The negotiation of a new labor agreement and the representation of this group of additional employees is not expected to have a material effect on Oncor’s financial position, results of operations or cash flows.

Environmental Contingencies

Oncor must comply with environmental laws and regulations applicable to the handling and disposal of hazardous waste. Oncor is in compliance with all current laws and regulations; however, the impact, if any, of changes to existing regulations or the implementation of new regulations is not determinable. The costs to comply with environmental regulations can be significantly affected by the following external events or conditions:

•	changes to existing state or federal regulation by governmental authorities having jurisdiction over control of toxic substances and hazardous and solid wastes, and other environmental matters, and

•	the identification of additional sites requiring clean-up or the filing of other complaints in which Oncor may be asserted to be a potential responsible party.

13. MEMBERSHIP INTERESTS

Successor

On February 11, 2010, the board of directors declared a cash distribution of between $34 million and $41 million to be paid to Oncor’s members on February 19, 2010.

During 2009, Oncor’s board of directors declared, and Oncor paid, the following cash distributions to members:

Declaration Date	Payment Date	Amount Paid
November 12, 2009	November 13, 2009	$123
August 18, 2009	August 19, 2009	$74
May 19, 2009	May 20, 2009	$50
February 18, 2009	March 3, 2009	$25

During 2008, Oncor’s board of directors declared, and Oncor paid, the following cash distributions to Oncor Holdings:

Declaration Date	Payment Date	Amount Paid
November 13, 2008	November 14, 2008	$117
August 20, 2008	August 21, 2008	$78
May 14, 2008	May 15, 2008	$78
February 20, 2008	March 31, 2008	$57

The net proceeds of $1.253 billion received by Oncor from the sale of equity interests in November 2008 as discussed below were distributed to Oncor Holdings who distributed the proceeds to Intermediate Holding and ultimately to EFH Corp.

For the period beginning October 11, 2007 and ending December 31, 2012, distributions paid by Oncor (other than distributions of the proceeds of any issuance of limited liability company units) are limited by the Limited Liability Company Agreement to an amount not to exceed Oncor’s net cumulative income determined in accordance with GAAP, as adjusted by applicable orders of the PUCT. Such adjustments include deducting the $72 million ($46 million after tax) one-time refund to customers in September 2008 and deducting funds spent as part of the $100 million commitment for additional demand-side management or other energy efficiency initiatives (see Note 4) of which $22 million ($14 million after tax) has been spent through December 31, 2009, neither of which impacted net income due to purchase accounting, and removing the effect of the $860 million goodwill impairment charge from fourth quarter 2008 net income available for distribution. The goodwill impairment charge and refund are described in Notes 3 and 4, respectively. Distributions are further limited by Oncor’s required regulatory capital structure, as determined by the PUCT, to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. For 2009, $35 million of net income was restricted from being used to make distributions on membership interests. The net proceeds of $1.253 billion received from the 2008 sale of equity interests to Texas Transmission and certain members of Oncor’s management and board of directors were excluded from these distribution limitations.

In connection with the Merger, Oncor was converted from a Texas corporation to a Delaware limited liability company under the laws of the States of Texas and Delaware and accordingly, its 49 million shares of common stock were converted into a single membership interest. Upon the execution and delivery of the Limited Liability Company Agreement in 2008, the single membership interest was converted into 635,000,000 units of membership interests in Oncor.

In November 2008, Oncor sold equity interests to Texas Transmission. Oncor also indirectly sold equity interests to certain members of its management team and board of directors. The net proceeds of $1.253 billion were distributed to Oncor Holdings and ultimately to EFH Corp. After giving effect to all equity issuances, as of December 31, 2009, Oncor’s ownership was as follows: 80.03% held by Oncor Holdings and indirectly by EFH Corp., 19.75% held by Texas Transmission and 0.22% held indirectly by certain members of Oncor’s management and board of directors. See Note 1.

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

Under accounting standards for share-based payments, expense related to EFH Corp.’s stock-based incentive compensation awards granted to Oncor’s employees was accounted for as a noncash capital contribution from EFH Corp. Accordingly, Oncor recorded a credit to its common stock account of $3 million in the period January 1, 2007 through October 10, 2007.

Oncor recorded a credit to common stock of $15 million in the period January 1, 2007 through October 10, 2007 arising from the excess tax benefit generated by the distribution date value of the stock-based incentive awards exceeding the reported compensation expense. The $15 million credit (benefit) in 2007 was realized in the Successor period in conjunction with a tax payment to EFH Corp.

14. INVESTMENTS

The investments balance consists of the following:

	December 31, 2009	December 31, 2008
Assets related to employee benefit plans, including employee savings programs, net of distributions	$67	$65
Investment in unconsolidated affiliates	3	5
Land	2	2

Total investments	$72	$72

Assets Related to Employee Benefit Plans

The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans. As of December 31, 2009, Oncor pays the premiums and is the beneficiary of these life insurance policies. EFH Corp. was the previous beneficiary. As of December 31, 2009 and 2008, the face amount of these policies totaled $138 million and $151 million, and the net cash surrender values totaled $52 million and $53 million, respectively. Changes in cash surrender value are netted against premiums paid. Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

Restricted Cash

	At December 31, 2009		At December 31, 2008
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Customer collections related to securitization (transition) bonds used only to service debt and pay expenses	$47	$—	$51	$—
Reserve for fees associated with transition bonds	—	10	—	10
Reserve for shortfalls of transition bond charges	—	4	—	6

Total restricted cash	$47	$14	$51	$16

15. TERMINATION OF OUTSOURCING ARRANGEMENTS

In connection with the closing of the Merger, EFH Corp., Oncor and TCEH commenced a review, under the change of control provision, of certain outsourcing arrangements with Capgemini, Capgemini America, Inc. and Capgemini North America, Inc. (collectively, CgE). In 2008, Oncor executed a Separation Agreement with CgE. Simultaneous with the execution of that Separation Agreement, EFH Corp. and TCEH entered into a substantially similar Separation Agreement with CgE. The Separation Agreements principally provide for (i) notice of termination of each of the Master Framework Agreements, dated as of May 17, 2004, each as amended, between Capgemini and each of Oncor and TCEH and the related service agreements under each of the Master Framework Agreements and (ii) termination of the joint venture arrangements between EFH Corp. (and its applicable subsidiaries) and CgE. Under the Master Framework Agreements and related services agreements, Capgemini provided to Oncor and EFH Corp. and its other subsidiaries outsourced support services, including information technology, customer care and billing, human resources, procurement and certain finance and accounting activities.

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

The carrying value of Oncor’s share of the put option value was $48 million prior to the application of purchase accounting (recorded as a noncurrent asset). The effects of the termination of the outsourcing arrangements, including an accrued liability of $16 million for incremental costs to exit and transition the services, were included in the final purchase price allocation. See Note 2 for additional disclosure, including a reversal to income of a portion of the liability recorded in purchase accounting.

16. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) PLANS

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

Oncor also participated in an EFH Corp. supplemental retirement plan for certain employees, whose retirement benefits cannot be fully earned under the qualified Retirement Plan, the information for which is included below. Oncor ceased participation in the EFH Corp. plan and implemented its own supplemental retirement plan effective January 1, 2010.

OPEB Plan

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

Pension and OPEB Costs Recognized as Expense

The following details net pension and OPEB costs recognized as expense:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Pension costs	$35	$15	$3	$21
OPEB costs	55	44	9	50

Total benefit costs	90	59	12	71
Less amounts deferred principally as a regulatory asset or property	(66)	(42)	(8)	(43)

Net amounts recognized as expense	$24	$17	$4	$28

Consistent with accounting standards related to employers’ accounting for pensions, EFH Corp. uses the calculated value method to determine the market-related value of the assets held in its trust. EFH Corp. includes the realized and unrealized gains or losses in the market-related value of assets over a rolling four-year period. Each year, 25% of such gains and losses for the current year and for each of the preceding three years is included in the market-related value. Each year, the market-related value of assets is increased for contributions to the plan and investment income and is decreased for benefit payments and expenses for that year.

The pension and OPEB amounts provided represent allocations to Oncor of amounts related to EFH Corp.’s plans.

Regulatory Recovery of Pension and OPEB Costs

PURA provides for the recovery by Oncor of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility, which in addition to Oncor’s active and retired employees consists largely of active and retired personnel engaged in TCEH’s activities, related to service of those additional personnel prior to the deregulation and disaggregation of EFH Corp.’s businesses effective January 1, 2002. Accordingly, Oncor and TCEH entered into an agreement whereby Oncor assumed responsibility for applicable pension and OPEB costs related to those personnel.

Oncor is authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Amounts deferred are ultimately subject to regulatory approval. As of December 31, 2009, Oncor had recorded regulatory assets totaling $889 million related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income.

Assumed Discount Rate

The discount rates reflected in net pension and OPEB costs are 6.90% (6.85% for OPEB) and 6.55% for the years ended December 31, 2009 and 2008, respectively, 6.45% for the period October 11, 2007 through December 31, 2007 and 5.90% for the period January 1, 2007 through October 10, 2007. The expected rate of return on plan assets reflected in the 2009 cost amounts is 8.25% for the pension plan and 7.64% for OPEBs.

Pension and OPEB Plan Cash Contributions

Contributions to the benefit plans were as follows:

	December 31,
	2009	2008	2007
Pension plan contributions	$66	$46	$3
OPEB plan contributions	18	31	33

Total contributions	$84	$77	$36

Estimated funding in 2010 of the pension and OPEB plans is $43 million and $18 million, respectively.

Thrift Plan

Employees of Oncor may participate in a qualified savings plan, the EFH Corp. Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution plan intended to qualify under Section 401(a) of the Code, and is subject to the provisions of ERISA. Under the terms of the Thrift Plan, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax applicable payroll deductions, the lesser of 75% of their regular salary or wages or the maximum amount permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the Cash Balance Formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the Traditional Retirement Plan Formula of the Retirement Plan. Effective January 1, 2006 through October 10, 2007, employees could reallocate or transfer all or part of their accumulated or future employer matching contributions to any of the plan’s other investment options. As of October 10, 2007, employer matching contributions are made in cash and may be allocated by participants to any of the plan’s investment options. Oncor’s contributions to the Thrift Plan totaled $11 million, $9 million, $2 million and $13 million in the years ended December 31, 2009 and 2008, the period October 11, 2007 through December 31, 2007 and the period January 1, 2007 through October 10, 2007, respectively.

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

In February 2009, Oncor also established the Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan (the Director SARs Plan) under which certain non-employee members of Oncor’s board of directors and other persons having a relationship with Oncor may be granted SARs payable in cash, or in some circumstances, Oncor units. SARs granted under the Director SARs Plan vest in eight equal quarterly installments over a two-year period and are exercisable only upon the occurrence of certain specified liquidity events. Since the exercisability of these SARs is conditioned upon the occurrence of a liquidity event, expense will not be recorded until it is probable a liquidity event will occur.

SARs under the SARs Plan and the Director SARs Plan are generally payable in cash based on the fair market value of the SAR on the date of exercise. No SARs were granted under the SARs Plan during the year ended December 31, 2009. Oncor granted 6.9 million Time SARs under the SARs Plan during the year ended December 31, 2008, and Time SARS vested at December 31, 2009 totaled 2.8 million. Oncor granted 6.9 million Performance SARs under the SARs Plan during the year ended December 31, 2008, and Performance SARs vested at December 31, 2009 totaled 1.4 million. Oncor granted 55 thousand SARs under the Director SARs Plan during the year ended December 31, 2009, and SARs vested under the Director SARs Plan at December 31, 2009 totaled 27.5 thousand. There were no SARs under either plan eligible for exercise at December 31, 2009.

Predecessor

Prior to the Merger, Oncor bore the costs of the EFH Corp. shareholder-approved long-term incentive plans for applicable management personnel engaged in Oncor’s business activities. EFH Corp. provided discretionary awards of performance units to qualified management employees that were payable in its common stock. The awards generally vested over a three-year period, and the number of shares ultimately earned was based on the performance of EFH Corp.’s stock over the vesting period as compared to peer companies and established thresholds. EFH Corp. established restrictions that limited certain employees’ opportunities to liquidate vested awards.

EFH Corp. determined the fair value of its stock-based compensation awards utilizing a valuation model that took into account three principal factors: expected volatility of the stock price of EFH Corp. and peer group companies, dividend rate of EFH Corp. and peer group companies and the restrictions limiting liquidation of vested stock awards. Based on the fair values determined under this model, Oncor’s reported expense related to the awards totaled $3 million ($2 million after-tax) for the period January 1, 2007 through October 10, 2007. There were no awards granted in 2007.

With respect to awards to Oncor’s employees, the fair value of awards that vested in the period January 1, 2007 through October 10, 2007 totaled $84 million based on the vesting date share prices.

18. RELATED-PARTY TRANSACTIONS

The following represent significant related-party transactions of Oncor:

•

Oncor records revenue from TCEH, principally for electricity delivery fees, which totaled $1.0 billion for each of the years ended December 31, 2009 and 2008, $209 million for the period October 11, 2007 through December 31, 2007 and $823 million for the period January 1, 2007 through October 10, 2007.

•

Oncor records interest income from TCEH with respect to Oncor’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor’s bankruptcy-remote financing subsidiary. The interest income serves to offset Oncor’s interest expense on the transition bonds. This interest income totaled $42 million and $46 million for the years ended December 31, 2009 and 2008, respectively, $11 million for the period October 11, 2007 through December 31, 2007 and $38 million for the period January 1, 2007 through October 10, 2007.

•

Incremental amounts payable by Oncor related to income taxes as a result of delivery fee surcharges to its customers related to transition bonds are reimbursed by TCEH. Oncor’s financial statements reflect a note receivable from TCEH of $254 million ($37 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2009 and $289 million ($35 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2008 related to these income taxes.

•

As a result of actions taken at the time of the Merger to further ring-fence Oncor, short-term advances from EFH Corp. to Oncor ceased and outstanding amounts were repaid. The average daily balances of short-term advances from parent totaled $42 million for the period January 1, 2007 through October 10, 2007, and the weighted average interest rate for the period was 5.8%. Interest expense incurred on the advances totaled approximately $2 million for the period January 1, 2007 through October 10, 2007.

•

An EFH Corp. subsidiary charges Oncor for financial and certain other administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $22 million and $24 million for the years ended December 31, 2009 and 2008, respectively, $6 million for the period October 11, 2007 through December 31, 2007 and $20 million for the period January 1, 2007 through October 10, 2007.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH’s balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor and remitted to TCEH. These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (also reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in the Oncor and TCEH intercompany receivable/payable, which in turn results in a change in Oncor’s reported net regulatory asset/liability. The regulatory asset of $85 million and $127 million at December 31, 2009 and 2008, respectively, represents the excess of the net decommissioning liability over the trust fund balance.

•

Oncor has a 19.5% limited partnership interest, with a carrying value of $3 million and $5 million at December 31, 2009 and 2008, respectively, in an EFH Corp. subsidiary holding principally software-related assets. Equity losses related to this interest are reported in other deductions and totaled $2 million and $4 million for the years ended December 31, 2009 and 2008, respectively, $1 million for the period October 11, 2007 through December 31, 2007 and $2 million for the period January 1, 2007 through October 10, 2007. These losses primarily represent amortization of software assets held by the subsidiary.

•

Under the terms of a tax sharing agreement among Oncor, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., Oncor is generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests in Oncor, in an aggregate amount that is substantially equal to the amount of federal income taxes that Oncor would have been required to pay if Oncor was filing its own corporate income tax return. In addition, consistent with the tax sharing agreement, Oncor remits to EFH Corp. Texas margin tax payments, which are accounted for as income taxes, calculated as if Oncor were filing its own return. Oncor’s results are included in the consolidated Texas state margin tax return filed by EFH Corp. See discussion in Note 1 to Financial Statements under “Income Taxes.” Oncor had amounts due to EFH Corp. related to income taxes that totaled $8 million at December 31, 2009, and amounts due from EFH Corp. related to income taxes, due primarily to timing of payments, that totaled $21 million at December 31, 2008. Income tax payments to members in the year ended December 31, 2009 totaled $28 million, including $9 million in federal income tax-related payments to Texas Transmission and Investment LLC.

•

Oncor held cash collateral of $15 million on both December 31, 2009 and 2008 from TCEH related to interconnection agreements for three generation units being developed by TCEH. The collateral is reported in the balance sheet in other current liabilities.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of December 31, 2009 and 2008, TCEH had posted letters of credit in the amount of $15 million and $13 million, respectively, for Oncor’s benefit.

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

See Notes 7, 9, 13 and 16 for information regarding the tax sharing agreement, the accounts receivable securitization program, distributions to members and the allocation of EFH Corp.’s pension and OPEB costs to Oncor, respectively.

19. SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Other income:
Accretion of adjustment (discount) to regulatory assets due to purchase accounting (Note 2)	$39	$44	$10	$—
Reversal of exit liabilities recorded in connection with the termination of outsourcing arrangements (see Note 2)	10	—	—	—
Net gain on sale of other properties and investments	—	1	1	3

Total other income	$49	$45	$11	$3

Other deductions:
Costs related to 2006 cities rate settlement (Note 5)	$2	$13	$6	$20
Professional fees	5	5	1	5
Equity losses in unconsolidated affiliate (Note 18)	2	4	1	2
Expenses related to canceled InfrastruX Energy services joint venture (a)	—	—	—	3
Other	5	3	—	—

Total other deductions	$14	$25	$8	$30

(a)	Consists of previously deferred costs arising from operational activities to transition to the joint venture arrangement, which was canceled in connection with the Merger.

Major Customers

Distribution revenues from TCEH represented 38% and 39% of total operating revenues for the years ended December 31, 2009 and 2008, respectively, 39% for the period October 11, 2007 through December 31, 2007 and 42% for the period January 1, 2007 through October 10, 2007. Revenues from subsidiaries of one nonaffiliated REP collectively represented 14% and 16% of total operating revenues for the years ended December 31, 2009 and 2008, respectively, 15% for the period October 11, 2007 through December 31, 2007 and 16% for the period January 1, 2007 through October 10, 2007. No other customer represented 10% or more of total operating revenues.

Interest Expense and Related Charges

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Interest	$338	$314	$70	$242
Amortization of fair value debt discounts resulting from purchase accounting	3	3	—	—
Amortization of debt issuance costs and discounts	7	5	1	7
Allowance for funds used during construction – capitalized interest portion	(2)	(6)	(1)	(7)

Total interest expense and related charges	$346	$316	$70	$242

Property, Plant and Equipment

	December 31, 2009	December 31, 2008
Assets in service:
Distribution	$8,778	$8,429
Transmission	3,917	3,626
Other assets	579	477

Total	13,274	12,532
Less accumulated depreciation	4,444	4,158

Net of accumulated depreciation	8,830	8,374
Construction work in progress	321	213
Held for future use	23	19

Property, plant and equipment — net	$9,174	$8,606

Depreciation expense as a percent of average depreciable property approximated 3.1% for 2009 and 2.8% for 2008 and 2007.

Intangible Assets

Intangible assets other than goodwill reported in the balance sheet are comprised of the following:

	As of December 31, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Land easements	$188	$72	$116	$184	$69	$115
Capitalized software	240	104	136	145	80	65

Total	$428	$176	$252	$329	$149	$180

Aggregate amortization expense for intangible assets totaled $27 million and $19 million for the years ended December 31, 2009 and 2008, respectively, $3 million for the period October 11, 2007 through December 31, 2007 and $11 million for the period January 1, 2007 through October 10, 2007. At December 31, 2009, the weighted average remaining useful lives of capitalized land easements and software were 67 years and 6 years, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense
2010	$32
2011	23
2012	21
2013	21
2014	21

At December 31, 2009 and 2008, goodwill of $4.1 billion was reported on the balance sheet. None of this goodwill is being deducted for tax purposes. This balance is net of the $860 million goodwill impairment charge recorded in the fourth quarter of 2008. No other impairments have been recorded since the Merger. See Note 2 for discussion of financial statement effects of the Merger, and Note 3 for discussion of the goodwill impairment.

Supplemental Cash Flow Information

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Cash payments:
Interest paid	$337	$284	$72	$240
Capitalized interest	(2)	(6)	(1)	(7)

Interest (net of amounts capitalized)	335	278	71	233
Provision for/in lieu of income taxes	28	44	26	106
Noncash investing and financing activities:
Noncash construction expenditures (a)	61	49	70	25
Noncash contribution related to incentive compensation plans	—	—	28	—
Noncash capital contribution from Texas Holdings	—	—	12	—

(a)	Represents end-of-period accruals.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of Oncor’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of December 31, 2009. Based on the evaluation performed, Oncor’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. There have been no changes in Oncor’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, Oncor’s internal control over financial reporting.

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

The management of Oncor Electric Delivery Company LLC performed an evaluation as of December 31, 2009 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control—Integrated Framework. Based on the review performed, management believes that as of December 31, 2009 Oncor Electric Delivery Company LLC’s internal control over financial reporting was effective.

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

/s/ ROBERT S. SHAPARD	/s/ DAVID M. DAVIS
Robert S. Shapard, Chairman of the Board and Chief Executive	David M. Davis, Senior Vice President and Chief Financial Officer

February 18, 2010

Item 9B.	OTHER INFORMATION

None.

PART III

References in Part III to “we,” “our,” “us” and “the company” are to Oncor and/or its subsidiary, as apparent in the context.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of Oncor’s directors and information about them, as furnished by the directors themselves, are set forth below:

Name	Age	Business Experience and Qualifications
Nora Mead Brownell (1)	62

Nora Mead Brownell has served as a Director of Oncor since October 2007. Ms. Brownell is a founding partner of ESPY Energy Solutions, LLC, a consulting firm specializing in energy including infrastructure, energy consumption, new technology and renewables, and has served as its CEO since April 2009. Following her service as a Commissioner of the FERC from May 2001 to June 2006, Ms. Brownell founded BC Strategies, an energy consulting firm, and served as its President until April 2009. She served on the Pennsylvania Public Utility Commission from 1997 until May 2001. Ms. Brownell serves on the boards of directors of Comverge Inc., an energy technology company, Spectra Energy Partners, a natural gas transportation and storage company, Times Publishing Company, a privately-owned regional newspaper publisher, and Oncor Holdings. She also serves on the Advisory Board of Starwood Energy Fund and the Gridwise Architecture Council. During the last five years Ms. Brownell also served on the board of directors of Leaf Clean Energy Company, which invests in clean energy projects in North America

Oncor believes Ms. Brownell’s widely-regarded expertise in the energy industry qualifies her to serve on Oncor’s board of directors. Her extensive experience and insights gained as a regulator of energy companies on both the federal and state level are a significant contribution to Oncor and its board of directors, a regulated electricity transmission and distribution company. During her tenures as a Pennsylvania state regulator and FERC Commissioner, Ms. Brownell oversaw several issues similar to those that have been or may be experienced by Oncor, including rate cases, market issues and reliability proceedings. Her current work in energy consulting further strengthens her understanding and expertise of current issues in Oncor’s industry, including in the areas of renewable energy, technology and regulatory matters.

Name	Age	Business Experience and Qualifications
Richard C. Byers (1)	50

Richard C. Byers has served as a Director of Oncor since November 2008. Mr. Byers currently serves as an Executive Vice President of Borealis Infrastructure Management Inc. (Borealis), an investment arm of Canada’s OMERS pension plan, a position he has held since January 2008. In his role as an officer of Borealis, Mr. Byers has been appointed as a director of several companies in which Borealis invests. In connection with his employment with Borealis, Mr. Byers also serves as the Vice President, Infrastructure of OMERS Strategic Investments Management Inc. and OSI MMM Investment Management Inc., affiliates of Borealis. From 1991 until joining Borealis, Mr. Byers served as Managing Director of BMO Nesbitt Burns, a brokerage investment firm.

Mr. Byers was appointed as a member of Oncor’s board of directors by Texas Transmission pursuant to Texas Transmission’s right under the Limited Liability Company Agreement to designate two directors. Oncor believes Mr. Byers’s experience with Borealis, his sixteen years of experience as an investment banker prior to joining Borealis, and his experience working as a chartered accountant in Canada have given him an understanding of financial and business issues relevant to a company of Oncor’s size and have been beneficial to his service on the Audit Committee. Also, in connection with his service at Borealis, Mr. Byers has been appointed as a director and/or officer of several privately-held energy-related Borealis affiliates or portfolio companies, including Borealis Power Holdings Inc., Borealis Transmission Inc., BPC Energy Corporation, BPC Energy Services Corporation and BPC Power Corporation, and as a result, has been exposed to issues relevant to Oncor’s industry.

Thomas M. Dunning (3)	67

Thomas M. Dunning has served as a Director of Oncor since October 2007. Since his retirement in 2008 as Chairman of Lockton Dunning Benefits, a company specializing in the design and servicing of employee benefits, he has served as a consultant for the company. Mr. Dunning also served as Chairman and Chief Executive Officer of Lockton Dunning Benefit Company, its predecessor company, from 1998 to 2007 following the 1998 acquisition of Dunning Benefits Corporation by the Lockton Group of Companies. Mr. Dunning currently serves on the boards of directors of American Beacon Funds, Southwestern Medical Foundation, Baylor Health Care System Foundation, Oncor Holdings, and a number of non-profit organizations.

Oncor believes Mr. Dunning’s experience with employee benefit programs and his understanding of employee benefits as part of an overall employee compensation program is important to Oncor in his roles as a director and chair of the Organization and Compensation Committee (O&C Committee). As chair of the O&C Committee, overseeing the design and effectiveness of Oncor’s executive compensation programs, Mr. Dunning offers broad experience in understanding and addressing compensation-related issues and challenges. His past appointments by Texas Governors as Chairman of the Texas Water Development Board and a director on the boards of the Texas Department of Transportation, Texas Department of Human Services and Texas Department of Criminal Justice, as well as his past service as Chairman of the Dallas/Fort Worth International Airport board, add to the extensive experience and leadership skills Mr. Dunning provides to the Oncor board. His experience and familiarity with Texas government, combined with 44 years of experience in business and a strong record of civic involvement in Dallas and in Texas, are valuable to Oncor’s Texas-based business.

Name	Age	Business Experience and Qualifications
Robert A. Estrada (1)	63

Robert A. Estrada has served as a Director of Oncor since October 2007. Mr. Estrada is Chairman of the Board and Chief Compliance Officer of Estrada Hinojosa & Company, Inc., an investment banking firm specializing in public finance that he co-founded in 1992. In addition to these positions, he also served as President and Chief Executive Officer of the firm from 1992 to 2006. Since its inception, Estrada Hinojosa & Company, Inc. has been involved in municipal bond underwritings totaling over $80 billion and has provided financial advisory services on financings totaling more than $50 billion. Mr. Estrada is a member of the boards of directors of the Federal Reserve Bank of Dallas, Oncor Holdings and several civic and arts organization boards. From 2001 until 2008, Mr. Estrada served on the Board of Regents of the University of Texas System, a system with over 60,000 employees and a budget of approximately $14 billion, pursuant to an appointment by the Governor of Texas. In addition to having served on the Board of Regents of the University of Texas System, Mr. Estrada served as that board’s chair of the audit, compliance and management review committee. From 1990 to 1994, Mr. Estrada also previously served on the board of directors of the Student Loan Marketing Association (Sallie Mae), a $45 billion entity and was a member of the board’s executive committee.

Oncor believes Mr. Estrada’s skills and experience in the financial and legal sectors qualify him to serve as a director of Oncor and chair of the Audit Committee. We also believe his comprehensive understanding of financial, compliance and business matters pertinent to Oncor, and his experience in serving large clients and boards regarding these matters are significant assets to Oncor. Mr. Estrada also has 26 years of legal experience as a securities attorney, giving him a familiarity with securities law issues and investor disclosure requirements relevant to Oncor.

Name	Age	Business Experience and Qualifications
Monte E. Ford	50

Monte E. Ford has served as a Director of Oncor since February 2008. He has served as Senior Vice President and Chief Information Officer of AMR Corporation, the Fort Worth-based parent company of American Airlines, since 2001. Prior to joining AMR, Mr. Ford served in various executive positions, including with Associates First Capital in Texas, Bank of Boston and Digital Equipment Corporation. He helped found the Environmental Energy and Nutritional Learning Center in Boston and has served on various community and non-profit boards, including those of Baylor Regional Medical Center and the Children’s Medical Center Development Board. Mr. Ford also serves on the board of directors of Oncor Holdings. Mr. Ford previously served as a director of Moneygram International from 2006 to 2008.

Oncor believes Mr. Ford’s skills and expertise with quickly changing information technology matters is an important aspect of his service on Oncor’s board of directors. In regard to Oncor’s operational advancements, particularly in the areas of the advanced metering system, Smart Grid and transmission infrastructure, information technology is a critical and timely issue for Oncor, as well as the electric industry. Having dedicated his career to technology, Mr. Ford has distinguished himself as a technical industry expert and leader. As Senior Vice President and Chief Information Officer of AMR Corporation, Mr. Ford has led technological innovation for American Airlines, one of the world’s largest airlines, including reestablishing the airline as an industry leader in operations research and advancing the airline’s online business. During his tenure as Chief Information Officer at Associates First Capital, Mr. Ford had responsibility for all technical operations at the company and implemented an internet and e-commerce strategy for the company on a worldwide basis.

William T. Hill, Jr. (2)	67

William T. Hill, Jr. has served as a Director of Oncor since October 2007. In 2008, he joined the Dallas criminal defense law firm of Fitzpatrick Hagood Smith & Uhl LLP, where he serves as of counsel. In 2007 he served as Director of Strategic Initiatives of Mercy Street Ministries. From 1999 to 2007, Mr. Hill was Criminal District Attorney of the Dallas County District Attorney’s office. Mr. Hill serves on the boards of directors of Hilltop Holdings, Incorporated, a New York Stock Exchange listed company in the insurance industry, Baylor Hospital Foundation, Oncor Holdings and a number of charitable organizations.

Oncor believes Mr. Hill’s 43 years of experience with legal and compliance matters, along with his management of a large group of highly skilled professionals, have given him considerable knowledge concerning many matters that come before Oncor’s board of directors. In addition, as District Attorney he developed judgment and decision-making abilities that assist him today in evaluating and making decisions on issues that face Oncor’s board of directors. Mr. Hill has also served on several civic and charitable boards over the past 35 years, which has given him invaluable experience in corporate governance matters.

Name	Age	Business Experience and Qualifications
Jeffrey Liaw (3)	33

Jeffrey Liaw has served as a Director of Oncor since November 2007. Mr. Liaw is active in TPG Capital L.P.’s energy and industrial investing practice areas. TPG is a leading private investment firm with approximately $45 billion in assets under management. Before joining TPG in 2005, he worked for Bain Capital in its industrials practice since 2001. Mr. Liaw serves on the boards of both public and private companies, including Graphic Packaging Corporation, EFH Corp. and Oncor Holdings. He also serves on the board of Education for Change, an Oakland, California-based charter school system.

Mr. Liaw was appointed by the Sponsor Group as a member of Oncor’s board of directors pursuant to the Sponsor Group’s right in the Limited Liability Company Agreement to designate two directors. As an investment professional in the energy and industrial investing practice of TPG, Mr. Liaw provides his valuable insights and knowledge regarding energy-related and financial matters.

Marc S. Lipschultz (2)	41

Marc S. Lipschultz has served as a Director of Oncor since October 2007. He joined Kohlberg Kravis Roberts & Co. L.P. (KKR) in 1995. Mr. Lipschultz currently serves as a member of KKR’s Management Committee and the firm’s Infrastructure Investment Committee. He has played a leading role in many investments including DPL, International Transmission Company, Texas Genco, EFH Corp. and East Resources. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co. where he was involved in a broad array of mergers and acquisitions as well as the firm’s principal investment activities. He received an A.B., Honors and Distinction, Phi Beta Kappa, from Stanford University and an M.B.A. with High Distinction, Baker Scholar, from Harvard Business School. He is actively involved in a variety of non-profit organizations, including serving as chair of the Center for Curatorial Studies and as a member of the boards of the American Enterprise Institute for Public Policy Research, Bard College, Common Good, and the Michael J. Fox Foundation. Currently, he is a director of Accel-KKR Company, Oncor Holdings and EFH Corp.

Mr. Lipschultz was appointed by the Sponsor Group as a member of Oncor’s board of directors pursuant to the Sponsor Group’s right in the Limited Liability Company Agreement to designate two directors. His extensive experience and skills in leading his firm’s efforts in the energy sector qualify Mr. Lipschultz for serving on Oncor’s board of directors.

Name	Age	Business Experience and Qualifications
Robert S. Shapard	54

Robert S. Shapard has served as the Chairman of the Board of Directors and Chief Executive of Oncor since April 2007. Mr. Shapard joined EFH Corp. in October 2005 as a strategic advisor, helping implement and execute growth and development strategies for Oncor. Between March and October 2005, he served as Chief Financial Officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was Executive Vice President and Chief Financial Officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005. Before joining Exelon, he was executive vice president and chief financial officer of Ultramar Diamond Shamrock, a North American refining and marketing company, since 2000. Previously, from 1998 to 2000, Mr. Shapard was CEO and managing director of TXU Australia Pty. Ltd., a subsidiary of the former TXU Corp. which owned and operated electric generation, wholesale trading, retail, and electric and gas regulated utility businesses. Mr. Shapard is also a director of Oncor Holdings and a manager of Oncor Electric Delivery Transition Bond Company LLC.

As Oncor’s chief executive, Mr. Shapard brings his unique knowledge of Oncor and Oncor’s industry to the board of directors. His prior experience with EFH, Exelon and as CEO of TXU Australia gives him extensive leadership experience in the electric industry in both regulated and unregulated markets. Mr. Shapard’s previous experience as chief financial officer of Tenet Healthcare Corporation and Ultramar Diamond Shamrock provided him with substantial experience in other complex financial and business environments.

Richard W. Wortham III (2) (3)	71

Richard W. Wortham III has served as a Director of Oncor since October 2007. Since 1976 he has served as Trustee, and since November 2008 as Secretary and Treasurer, of The Wortham Foundation, Inc., a private philanthropic foundation with assets of approximately $260 million dedicated to the support and development of Houston’s cultural fabric. From 2005 to November 2008, he was Chairman and Chief Executive Officer of that foundation. He previously served as Trustee of the foundation. Mr. Wortham also serves as a Trustee and member of the audit committee of The Hirtle Callaghan Trust, a $20 billion family of mutual funds, and the Center for Curatorial Studies at Bard College and is a Life Trustee and Treasurer of The Museum of Fine Arts, Houston. Mr. Wortham is also a director of Oncor Holdings. Additionally, Mr. Wortham has held a leadership role in several companies, including a founding role in several national banks.

Oncor believes Mr. Wortham’s over 30 years of extensive business and civic experience qualify him to serve on Oncor’s board of directors. Mr. Wortham also currently serves on the executive, finance, audit and investment committees of the Museum of Fine Arts, Houston, which presently has an endowment of approximately $1 billion. Mr. Wortham’s experience has given him substantial and significant knowledge and experience regarding financial management and corporate governance matters relevant to Oncor’s board of directors.

Name	Age	Business Experience and Qualifications
Steven J. Zucchet	44

Steven J. Zucchet has served as a Director of Oncor since November 2008. Mr. Zucchet is a Senior Vice President of Borealis Infrastructure Management, Inc. (Borealis), an investment arm of Canada’s OMERS pension plan, a position he has held since November 2003. From 1996 until joining Borealis, Mr. Zucchet served as Chief Operating Officer of Enwave Energy Ltd., where he was responsible for operations and major infrastructure projects. In his role as an officer of Borealis, Mr. Zucchet has been appointed as a director of several Borealis affiliates and companies in which Borealis invests. His focus at Borealis is in the energy sector, where he leads the pursuit of investment opportunities in the energy sector and is responsible for asset management.

Mr. Zucchet was appointed as a member of Oncor’s board of directors by Texas Transmission pursuant to Texas Transmission’s right under the Limited Liability Company Agreement to designate two directors. Mr. Zucchet has extensive experience in the energy industry. Through Borealis, he serves on the board of directors for Bruce Power A, a four reactor nuclear site located in Ontario, Canada. In addition, he is overseeing the development of a 1200 MW HVDC transmission line in New York State by New York Regional Interconnect on behalf of Borealis. His experience prior to joining Borealis also focused in the energy industry, serving as Chief Operating Officer of Enwave Energy Ltd. for seven years. Prior to joining Enwave Energy Ltd., he spent seven years with an international consulting firm where he worked primarily on transportation and energy related projects. We believe Mr. Zucchet’s experience in the energy industry gives him an important and valuable understanding of Oncor’s business.

(1)	Member of Audit Committee.
(2)	Member of Nominating and Governance Committee.
(3)	Member of Organization and Compensation Committee.

Director Appointments

Pursuant to the Second Amended and Restated Limited Liability Company agreement of Oncor (as amended, the Limited Liability Company Agreement), the Sponsor Group (through Oncor Holdings) has a right to designate two individuals to serve on our board of directors. Mr. Lipschultz, an investment professional with KKR, and Mr. Liaw, an investment professional with TPG, were designated to serve on our board of directors by the Sponsor Group. Our Limited Liability Company Agreement also grants Texas the right to designate two individuals to serve on our board of directors. Richard C. Byers and Steven J. Zucchet, each of whom is an officer of Borealis, an affiliate of Texas Transmission, were designated to serve on our board of directors by Texas Transmission.

Director Independence

Our Limited Liability Company Agreement provides that six members of our board of directors must be deemed independent. For a director to be deemed independent, our board of directors must affirmatively determine that such director does not have a material relationship with Oncor or EFH Corp. or its successors and subsidiaries, any entity that controls or owns directly or indirectly more than 49% of the equity interests in Oncor, and certain other specified entities that directly or indirectly own securities of Oncor (collectively, the Non-Ring Fenced Entities). In addition, under our Limited Liability Company Agreement, to be deemed independent, a director must also meet the independence standards in Section 303A of the New York Stock Exchange Manual in all material respects. Our Limited Liability Company Agreement further provides that a director that otherwise meets these requirements will not be precluded from qualifying as independent if such director otherwise meets such criteria but (i) served as a director or shareholder of EFH Corp. prior to the Merger, (ii) indirectly or beneficially owns equity interests through a mutual fund or similar investment vehicle with respect to which the director does not have discretion or control over the investments held by such investment vehicle, (iii) directly or indirectly holds an amount of legal or beneficial stock in any of the Non-Ring Fenced Entities that is de minimis and which the other independent directors determine would not reasonably be expected to influence the judgment of such director in determining the interests of Oncor or its members, or (iv) is a ratepayer, supplier, creditor or independent contractor of, or a person who received any benefit from or provided any services to, Oncor, Oncor Holdings or any of the Non-Ring Fenced Entities, if the other independent directors determine that such relationship would not reasonably be expected to influence the judgment of the director in determining the interests of Oncor or its members.

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

Our board of directors has designated an Audit Committee, Nominating and Governance Committee and Organization and Compensation Committee to exercise certain powers and authorities of the board of the directors. Members of these committees are not required by our Limited Liability Company Agreement or board of directors to meet any independence standards. Each of Mr. Liaw and Mr. Lipschultz has served on the organization and compensation committee and nominating and governance committee, respectively, since such committee’s inception. Mr. Byers was appointed to the audit committee effective December 19, 2008. None of Mr. Liaw, Mr. Lipschultz or Mr. Byers qualifies as an independent director for purposes of our Limited Liability Company Agreement.

Executive Officers

The names of Oncor Electric Delivery Company LLC executive officers and information about them, as furnished by the executive officers themselves, are set forth below:

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
Robert S. Shapard	54	Chairman of the Board and Chief Executive	Robert S. Shapard has served as the Chairman of the Board of Directors and Chief Executive of Oncor since April 2007. Mr. Shapard joined EFH Corp. in October 2005 as a strategic advisor, helping implement and execute growth and development strategies for Oncor. Between March and October 2005, he served as Chief Financial Officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was Executive Vice President and Chief Financial Officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005. Before joining Exelon, he was executive vice president and chief financial officer of Ultramar Diamond Shamrock, a North American refining and marketing company, since 2000. Previously, from 1998 to 2000, Mr. Shapard was CEO and managing director of TXU Australia Pty. Ltd., a subsidiary of the former TXU Corp. which owned and operated electric generation, wholesale trading, retail, and electric and gas regulated utility businesses. Mr. Shapard is also a director of Oncor Holdings and a manager of Oncor Electric Delivery Transition Bond Company LLC.

Don J. Clevenger	39	Senior Vice President, External Affairs	Don J. Clevenger has served as Oncor’s Senior Vice President, External Affairs, since February 2010. From June 2008 until February 2010, he served as Vice President, External Affairs of Oncor. He was Vice President, Legal and Corporate Secretary of Oncor from December 2007 to June 2008. Between November 2005 and December 2007, Mr. Clevenger held a leadership position in Oncor with various legal and regulatory responsibilities. Prior to his transfer to Oncor in November 2005, he was Senior Counsel of the Business Services unit of EFH Corp. since April 2004. Mr. Clevenger was a partner in the law firm of Hunton & Williams LLP before he joined EFH Corp. Mr. Clevenger is also a manager of Oncor Electric Delivery Transition Bond Company LLC.

David M. Davis	52	Senior Vice President and Chief Financial Officer	David M. Davis has served as Senior Vice President and Chief Financial Officer of Oncor since February 2010. From July 2006 until February 2010, he served as Vice President and Chief Financial Officer. Prior to July 2006, he held a leadership position in the finance and financial planning function since he joined Oncor in 2004. From 1991 to 2004, Mr. Davis served in various positions at EFH Corp. including roles in information technology and financial planning. Mr. Davis is a certified public accountant. Mr. Davis is also a manager of Oncor Electric Delivery Transition Bond Company LLC.

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
Debra L. Elmer	53	Senior Vice President, Human Resources	Debra L. Elmer has served as Senior Vice President, Human Resources of Oncor since February 2010. She served as Oncor’s Vice President, Human Resources from September 2006 until February 2010. From her transfer to Oncor from EFH Corp. in 2004 to September 2006, she served in a managerial role responsible for Oncor’s performance management. Ms. Elmer joined EFH Corp. in 1982 and held a number of positions within EFH Corp., principally in the leadership of human resources activities.

James A. Greer	49	Senior Vice President, Asset Management and Engineering	James A. Greer has served as Senior Vice President, Asset Management and Engineering of Oncor since October 2007. He is responsible for the development of strategies, policies and plans for optimizing the value and performance of electric delivery systems and related assets. From 2004 to 2007, Mr. Greer served a similar role as Vice President of Oncor. Since joining EFH Corp. in 1984, Mr. Greer has held a number of leadership positions within Oncor and EFH Corp. in such areas as engineering, operations and governmental relations.

Brenda L. Jackson	59	Senior Vice President, Business Operations	Brenda L. Jackson has served as Senior Vice President, Business Operations of Oncor since October 2004, overseeing activities including customer operations and service, community relations, economic development initiatives and corporate communications. From April 2003 until October 2004 she held the position of Senior Vice President, Customer and Community Relations. Ms. Jackson has served EFH Corp. and Oncor for 36 years and has held leadership positions related to customer operations, customer service and community relations functions.

Charles W. Jenkins III	58	Senior Vice President and Chief Operating Officer	Charles W. Jenkins III has served as Senior Vice President and Chief Operating Officer of Oncor since November 2009. He was Senior Vice President, Transmission and System Operations of Oncor from October 2007 to November 2009, having responsibilities for system operations, transmission engineering, construction, field and grid operations and overseeing third-party interconnections to the transmission system. Prior to this position, Mr. Jenkins served as a Vice President of Oncor since April 2003. During 2008 and 2009 he served on the board of directors of the Electric Reliability Council of Texas.

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
Brenda J. Pulis	51	Senior Vice President, Distribution	Brenda J. Pulis is Senior Vice President, Distribution of Oncor, a position she has held since July 2004. In her current role, Ms. Pulis is responsible for designing, constructing, maintaining and operating distribution assets. She was a Vice President in Oncor’s distribution organization between 2001 and July 2004. Ms. Pulis originally joined Oncor in 1978 and has served in a number of areas during her tenure, including distribution engineering design, rates and regulatory, power delivery and operations.

Rob D. Trimble III	61	President	Rob D. Trimble III has served as President of Oncor since July 2003. He also served as Chief Operating Officer of Oncor from July 2004 to November 2009, with responsibility for Oncor’s operations, focusing on safety, reliability, customer/employee interaction and maintaining service levels at a low-cost. He served as President of Oncor from July 2003 to July 2004. In 1998, he was named Senior Vice President, Texas Utilities Electric and Gas, a position that became Senior Vice President of Operations of Oncor in December 2001.

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

Code of Conduct

Oncor maintains certain corporate governance documents on its website at www.oncor.com. Our Code of Conduct can be accessed by selecting “Corporate Governance” under the “About Oncor” tab on the website. Our Code of Conduct applies to all of our employees and officers, including our Chief Executive, Chief Operating Officer, Chief Financial Officer and Controller, and it also applies to our directors, except for provisions pertinent only to employees. Any amendments to our Code of Conduct will be posted on our website promptly. Printed copies of the corporate governance documents that are posted on our website are available to any person without charge upon written request to the Corporate Secretary of Oncor Electric Delivery Company LLC at 1601 Bryan Street, Suite 22-020B, Dallas, Texas 75201-3411.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Oncor is indirectly, majority-owned by EFH Corp. and is governed by a board of directors separate from the board of EFH Corp. Oncor’s board of directors has designated an Organization and Compensation Committee of the board of directors (O&C Committee) to establish and assess our executive compensation policies, which include participation in Oncor-sponsored programs as well as certain employee benefit programs sponsored by EFH Corp. The O&C Committee met four times in 2009.

The responsibilities of the O&C Committee include:

•

determining and overseeing executive compensation programs, including making recommendations to our board of directors, when and if their approval is required, with respect to the adoption, amendment or termination of incentive compensation, equity-based and other executive compensation and benefits plans, policies and practices;

•

establishing, reviewing and approving corporate goals and objectives relevant to executive compensation and evaluating the performance of our Chief Executive (CEO) and other executive officers in light of those goals and objectives and ultimately approving executive compensation based on those evaluations, and

•	advising our board of directors with respect to compensation of its outside directors.

In determining the compensation of the executives reporting to the CEO, including the executive officers named in the Summary Compensation Table below (each, a Named Executive Officer; collectively, the Named Executive Officers), the O&C Committee seeks the input of the CEO on the performance of these individuals and the CEO’s recommendations regarding individual compensation actions. At the end of each year, the CEO reviews market data provided by the company’s compensation consultant and assesses the performance of each executive reporting to the CEO against the executive’s business unit/function and presents a performance evaluation and compensation recommendation for each of these individuals to the O&C Committee. The O&C Committee also reviews the assessment of executive compensation against our peer group and other market data provided by the company’s compensation consultant and considers performance evaluations and the CEO’s recommendations for these executives. The O&C Committee then determines compensation for these executives in the first quarter of each year. The O&C Committee annually evaluates the CEO’s performance in light of the goals and objectives for the applicable year and determines the CEO’s compensation, including base salary, annual incentive award and long-term incentive awards, based on this evaluation. In the first quarter of each year the O&C Committee also approves corporate goals and objectives relevant to the compensation of all executive officers for the current fiscal year, including the CEO.

Compensation Philosophy

Our compensation philosophy, principles and practices are intended to compensate executives appropriately for their contribution to the attainment of key strategic objectives, and to strongly align the interests of executives and equity holders through equity-based plans and performance goals. To achieve those objectives, we believe that:

•

Levels of executive compensation should be based upon an evaluation of the performance of our business (including financial performance, reliability, safety and cost management) and individual executives as well as a comparison to compensation levels of persons with comparable responsibilities in business enterprises of similar size, scale, complexity, risk and performance;

•	Compensation plans should balance both short-term and long-term objectives, and

•	The overall compensation program should emphasize variable compensation elements that have a direct link to company and individual performance.

Objectives of Compensation Philosophy

Our compensation philosophy is designed to meet the following objectives:

•	Attracting and retaining high performers;

•	Rewarding business unit and individual performance by providing compensation levels consistent with the level of contribution and degree of accountability;

•	Aligning performance measures with our goals and allocating a significant portion of the compensation to incentive compensation in order to drive the performance of our business;

•

Basing incentive compensation in part on the satisfaction of company operational metrics (including cost management, reliability and safety) in order to improve the services Oncor provides its customers, and

•

Creating value for our equity holders and promoting the long-term performance of the company by strengthening the correlation between the long-term interests of our executives and the interests of our equity holders.

Elements of Compensation

In an effort to achieve our compensation objectives, we have established a compensation program for our executives that principally consists of:

•	Base salary;

•	Short-term incentives through the opportunity to earn an annual performance bonus pursuant to the Oncor Amended and Restated Executive Annual Incentive Plan (Executive Annual Incentive Plan);

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

•

Deferred compensation and retirement plans through (a) the opportunity to participate in a thrift savings plan (EFH Thrift Plan) sponsored by EFH Corp. and a salary deferral program (Salary Deferral Program) and receive certain company matching contributions, (b) the opportunity to participate in a retirement plan (EFH Retirement Plan) sponsored by EFH Corp. and a supplemental retirement plan (Supplemental Retirement Plan), and (c) for executives hired prior to January 1, 2002, an employer-paid subsidy for health coverage upon the executive’s retirement from Oncor;

•	Perquisites and other benefits, and

•	Contingent payments through a change of control policy and a severance plan.

For more information about each of the incentive and other benefit plans available to our executive officers see the compensation tables and the accompanying narratives immediately following “– Compensation Discussion and Analysis”.

Compensation Consultant

In 2009, the O&C Committee engaged Towers Watson (formerly known as Watson Wyatt Worldwide), a compensation consultant, to advise and report directly to the O&C Committee on compensation in connection with Charles W. Jenkins’s election as Oncor’s Senior Vice President and Chief Operating Officer. The O&C Committee also engaged Watson Wyatt Worldwide in 2008 to advise and report directly to the O&C Committee on executive compensation issues, including multiutility index and other benchmarks, median competitive compensation data, performance measurements and peer group selection.

Market Data

We periodically assess compensation of our executives against a number of companies in the transmission/distribution and fully integrated utilities group. While we try to ensure that the bulk of an executive officer’s compensation is directly linked to our financial and operational performance, we also seek to set our executive compensation program in the manner that is competitive with that of our peer group in order to reduce the risk of losing key personnel and to attract high-performing executives from outside our company. The most recent assessment of executive compensation against our peer group was performed in November 2008, when the O&C Committee engaged Watson Wyatt Worldwide. Watson Wyatt Worldwide provided the O&C Committee with market data for a peer group composed of the following companies in order to provide a perspective on executive compensation in the transmission/distribution industry:

American Electric Power Co.	OGE Energy Corp.	Aquila Inc.
Consolidated Edison Inc.	TECO Energy Inc.	Cleco Corp.
Pepco Holdings Inc.	NSTAR	El Paso Electric Co.
CenterPoint Energy Inc.	DPL Inc.	Idacorp Inc.
Northeast Utilities	Portland General Electric Co.	ITC Holdings Corp.

The peer group listed above includes both transmission/distribution utility companies as well as fully integrated utility companies because we compete with both for qualified executive personnel. Market data for total direct compensation (base salary and target annual incentive award) of the peer group is developed at both the 50th and 75th percentiles in order to provide the O&C Committee with a broad market view and multiple benchmarks. The O&C Committee targets total direct compensation around the 50th percentile of the peer group.

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

Base Salary

We believe that base salary should be commensurate with the scope and complexity of each executive’s position and the level of responsibility required. We also believe that a competitive level of base salary is required to attract and retain qualified talent.

The O&C Committee reviews and determines executive officer base salaries annually. The annual review includes a review of the most recent assessment of executive compensation against our peer group. Our CEO reviews this assessment, along with the performance and level of responsibility of each officer, and makes recommendations to the O&C Committee regarding any salary changes for the executive officers other than the CEO. Salary increases also can be approved by the O&C Committee as a result of an executive’s promotion or a significant change in an executive’s responsibilities.

Between October 2004 and the closing of the Merger in October 2007, base salaries (which were generally set at approximately the median of the base salaries provided by companies in our competitive peer groups) had generally remained unchanged when the company was at the beginning stages of a turnaround phase of its business strategy and compensation focused on long-term equity holder value creation. In 2007 and February 2008, we offered significant base salary increases to certain of our executive officers who have leadership roles within our business in order to entice them to remain with Oncor and to recognize their increased responsibilities as Oncor transitioned into an operating unit separate from EFH Corp. with greater autonomy and a separate board of directors and management team. Because Oncor operates separately from EFH Corp. and its other subsidiaries, the Sponsor Group felt that it was important to retain our executive leadership to facilitate and maintain strong operating performance. In 2009, base salaries for our executive officers remained unchanged from 2008 levels with the exception of Charles W. Jenkins, whose salary was increased in connection with his election as our Chief Operating Officer by the board of directors in November 2009.

Annual Base Salary for Named Executive Officers

Name	Title	As of December 31, 2009
Robert S. Shapard	Chairman of the Board and Chief Executive	$650,000
David M. Davis (1)	Senior Vice President and Chief Financial Officer	$300,000
Rob D. Trimble III (2)	President	$500,000
Charles W. Jenkins III (3)	Senior Vice President and Chief Operating Officer	$375,000
Don J. Clevenger (4)	Senior Vice President, External Affairs	$300,000

(1)	Mr. Davis served as Vice President and Chief Financial Officer until his election as Senior Vice President and Chief Financial Officer in February 2010.
(2)	Mr. Trimble served as President and Chief Operating Officer until his resignation from the office of Chief Operating Officer in November 2009.
(3)	Mr. Jenkins served as Senior Vice President, Transmission and System Operations until his election as Senior Vice President and Chief Operating Officer in November 2009. In connection with his election as Senior Vice President and Chief Operating Officer, Mr. Jenkins’s annual base salary was increased by the O&C Committee from $275,000 to $375,000.
(4)	Mr. Clevenger served as Vice President, External Affairs until his election as Senior Vice President, External Affairs in February 2010.

Executive Annual Incentive Plan

The Executive Annual Incentive Plan is a cash bonus plan intended to provide a performance-based annual reward for the successful corporate attainment of certain annual performance goals and business objectives that are established by the O&C Committee. These targets are established on a company-wide basis and the O&C Committee generally seeks to set these targets at challenging levels. The O&C Committee determines annual target award percentages for executives based on an analysis of the most recent assessment of market practices conducted by our independent compensation consultant and recommendations from our CEO. These awards are based on a target payout, which is a percentage of the applicable officer’s base salary during the performance period. The target payout is set near the median of the comparable market. Elected officers of the Company having a title of vice president or above and other specified key employees are eligible to participate in the Executive Annual Incentive Plan provided they are employed by us for a period of at least three full months during a plan year. The O&C Committee and our CEO are responsible for administering the Executive Annual Incentive Plan.

The aggregate amount of funding for awards payable in any given plan year is determined based on (1) the target award levels of all participants in the Executive Annual Incentive Plan (Aggregate Incentive Pool), (2) Oncor’s earnings before interest, taxes, depreciation and amortization (EBITDA) and (3) any additional operational, financial or other metrics that the O&C Committee elects to apply in determining the aggregate amount of awards (Additional Metrics). Target award levels are set as a percentage of a participant’s base salary and are based on target performance of Oncor and individual participant performance. Additional Metrics are determined by the O&C Committee in its discretion and may include, among other things, safety measures, reliability measures, cost management measures, capital plan management measures and our cash flow from operating activities. The O&C Committee also determines the minimum EBITDA and any Additional Metrics necessary to fund awards for each plan year. Based on the level of attainment of these EBITDA and Additional Metrics targets, the O&C Committee determines an aggregate performance final funding percentage. This final funding percentage is applied to the Aggregate Incentive Pool to provide the total amount of funds available for awards to participants under the Executive Annual Incentive Plan.

To calculate an executive officer’s award amount, the final funding percentage is first multiplied by the executive officer’s target award, which is computed as a percentage of actual base salary. Based on the executive officer’s performance, an individual performance modifier is then applied to the calculated award to determine the final incentive payment. As described below, an individual performance modifier is determined on a subjective basis. Pursuant to the Executive Annual Incentive Plan, the O&C Committee may, in its discretion, reduce awards to all participants on a pro-rata basis, to the extent the set aggregate amount of the awards to participants under the plan exceeds the amount available for awards determined in accordance with the aggregate performance final funding percentage.

The O&C Committee sets performance goals, target awards and individual performance modifiers in its discretion. Refer to the narrative that follows the Grants of Plan Based Awards table below for a further description of the Executive Annual Incentive Plan.

Funding Percentage

As described above, the funding percentage is based on EBITDA and any Additional Metrics the O&C Committee elects to apply in any given plan year. For 2009, the O&C Committee exercised the discretion granted it in the plan and established Additional Metrics based on operational targets relating to (1) a safety metric based on the number of employee injuries using a Days Away, Restricted or Transfer (DART) system, (2) a reliability metric as measured by the System Average Interruption Duration Index (SAIDI) and (3) cost management metrics based on the achievement of (i) operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels and (ii) infrastructure readiness versus the capital plan. These operational targets were used by the O&C Committee to determine an operational funding percentage, which was multiplied by the EBITDA funding percentage to provide a final aggregate funding percentage that was used to compute individual bonuses, as described below. The purpose of these operational targets, which are based on safety, reliability and cost management metrics, is to promote enhancement of our services to customers.

For 2009, the EBITDA funding trigger, actual results and funding percentage under the Executive Annual Incentive Plan were as follows:

	Threshold ($ in millions) (1)	Target ($ in millions) (2)	Actual Results ($ in millions)	EBITDA Funding Percentage (3)
EBITDA	1,097	1,219	1,203	93.4%

(1)	Achievement of the threshold EBITDA level results in funding of 50% of the available funding percentage.
(2)	Achievement of the target EBITDA level results in funding of 100% of the available funding percentage.
(3)	Although the EBITDA funding percentage in accordance with the previously determined target was 93.4%, the O&C Committee used the discretion granted it in the Executive Annual Incentive Plan to set the EBITDA funding percentage at 100%, as discussed in more detail below.

Although Oncor did not meet the EBITDA target previously set by the O&C Committee, based upon Oncor’s superior performance of the operational metrics set forth below, and the O&C Committee’s determination that Oncor’s failure to meet the target was due to circumstances that could not have been anticipated at the time the EBITDA target was set, such as unfavorable weather, the O&C Committee exercised the discretion granted it under the Executive Annual Incentive Plan to set the EBITDA funding percentage for 2009 at 100%.

In 2009, satisfaction of safety metrics comprised 30% of the operational funding percentage. The safety metric measures the number of employee injuries using a DART system, which measures the amount of time our employees are away from their regular employment posts due to injury. DART is measured in the number of injuries per 200,000 hours and does not include employees that are part of the individual performance incentive program offered to our meter readers. The safety metric is important to enhancing our operations because it promotes the health and welfare of our employees. In addition, lowering the number of accidents reduces our costs of doing business, which in turn contributes to lower rates for our customers.

In 2009, satisfaction of reliability metrics comprised 30% of the operational funding percentage. Reliability is measured by the SAIDI, which measures the average number of minutes electric service is interrupted per customer in a year. This metric promotes our commitment to minimizing service interruptions to our customers as the lower the SAIDI level for the year, the greater the funding percentage under the Executive Annual Incentive Plan. Since weather can greatly impact reliability and is outside of our control, the reliability metric measures SAIDI on a non-storm basis.

In 2009, satisfaction of operational efficiency metrics related to O&M and SG&A comprised 20% of the operational funding percentage. Operational efficiency is measured based on O&M and SG&A per customer, excluding third party network transmission fees and property taxes. The purpose of the O&M and SG&A metric is to promote lower expenditures relative to customers served, which in turn contributes to lower rates for our customers.

In 2009, satisfaction of operational efficiency metrics related to infrastructure readiness comprised the final 20% of the operational funding percentage. Infrastructure readiness is measured based on Oncor’s capital expenditures (including capital expenditures and net removal costs, but excluding allowance for funds used during construction) for the preceding three years’ average kW peak loads. The purpose of the infrastructure readiness metric is to promote capital expenditures in line with the previously set capital plan. While this metric discourages exceeding the budget, it also discourages spending that is too far below the capital plan, as we believe expenditures to improve our facilities and other capital expenditures are important to maintaining the quality of and enhancing our services to our customers.

For 2009, the operational funding triggers, actual results and funding percentages under the Executive Annual Incentive Plan were as follows:

Goal	Weighting	Threshold (1)	Target (2)	Superior (3)	Actual Results	Operational Funding Percentage
Safety
DART	30%	1.22	1.10	0.93	0.72	45.0%
Reliability
Non-storm SAIDI (in minutes)	30%	90.0	82.5	78.0	84.50	26.0%
Operational Efficiency
O&M and SG&A ($ per customer)	20%	190.83	178.34	165.86	180.26	18.5%
Operational Efficiency – Infrastructure Readiness
Capital expenditures per three year average kW peak	20%	37.88-38.27 and 40.23-41.01	38.28-38.66 and 39.64-40.22	38.67-39.63	39.06	30.0%

(1)	Achievement of the threshold operational metric level results in funding of 50% of the available funding percentage for that specific operational metric.
(2)	Achievement of the target operational metric level results in funding of 100% of the available funding percentage for that specific operational metric.
(3)	Achievement above the target operational metric level results in funding of up to 150% of the available funding percentage for that specific operational metric.

As discussed above, based on the level of attainment of the EBITDA and the above operational targets, an aggregate operational funding percentage amount for all participants was determined. For 2009, this aggregate operational funding percentage was 119.5%. This was multiplied against the final EBITDA funding percentage of 100% to arrive at a final funding percentage of 119.5%. To determine the aggregate amount of funds available under the Executive Annual Incentive Plan (Aggregate Pool), the final funding percentage described above was multiplied by the Aggregate Incentive Pool.

Individual Performance Modifier and Determination

To calculate an executive officer’s award amount, the final funding percentage is first multiplied by the executive officer’s target award, which is computed as a percentage of actual base salary. Based on the executive officer’s performance, an individual performance modifier is then applied to the calculated award to determine the final incentive payment. An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO, our executive team and the O&C Committee (or solely the O&C Committee in the case of our CEO). Factors used in determining individual performance modifiers may include operational measures (including the safety, reliability and cost management metrics discussed above), company objectives, individual management and other goals, personal job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior. The individual performance modifier can range from an “outstanding” rating (150%—200%) to an “unacceptable” rating (0%) and is determined on a subjective basis.

The Executive Annual Incentive Plan gives the O&C Committee discretion to determine individual performance modifiers and awards. In February 2010, the O&C Committee exercised this discretion and adjusted the performance rating scale applicable to the determination of individual performance modifiers for 2009 awards under the plan. Instead of the six performance levels (on a zero to five scale) provided for in the Executive Annual Incentive Plan, the O&C Committee elected to use four performance levels, with performance modifiers ranging from a “needs improvement” rating (0%—75%) to an “exceeds expectations” rating (110%-150%). The O&C Committee’s determination as to the individual performance modifiers available for 2009 awards are set forth below.

Performance Rating	Rating	Individual Performance Modifier Range
Exceeds Expectations	3	110-150%
Solid Performer	2	75%-110%
Needs Improvement	1	0-75%
Too New to Rate	0	75%-110%

As a result of the O&C Committee’s adjustment of the individual performance modifier range, individual performance modifiers for 2009 awards were limited to 150%. Historically, once an Aggregate Pool is determined, the funds in the Aggregate Pool are combined with the aggregate funding pool for Oncor’s performance enhancement plan (PEP Plan). The PEP Plan is Oncor’s incentive plan for all employees not covered by the Executive Annual Incentive Plan. After the Aggregate Pool and the PEP Plan funding pool are combined and individual awards under each plan are determined, if the aggregate amount payable for individual awards exceeds the amount of funds available in the combined funding pool, Oncor will reduce all Executive Annual Incentive Plan and PEP Plan awards by an equal percentage representing the amount by which the aggregate individual awards exceeds the combined funding pool. The amount of this reduction has historically been no more than 5%. However, there was no reduction of the 2009 Executive Annual Incentive Plan awards.

Named Executive Officer 2009 Actual Award Amounts Under the Executive Incentive Plan

The following table provides a summary of the 2009 targets and actual awards for each Named Executive Officer. All awards under the Executive Annual Incentive Plan are made in the form of lump sum cash payments to participants by March 15 of the year following the plan year to which the award relates.

2009 Annual Incentives (Payable in 2010) for Oncor Named Executive Officers

Name	Target Payout (% of Salary)	Target Award ($ Value)	Actual Award ($)	Actual Award (% of Target)
Robert S. Shapard	75%	487,500	582,563	119.5%
David M. Davis	50%	150,000	179,250	119.5%
Rob D. Trimble III	40%	200,000	239,000	119.5%
Charles W. Jenkins III (1)	60%	129,167	154,355	119.5%
Don J. Clevenger	40%	120,000	143,400	119.5%

(1)	Mr. Jenkins’s target awarded was increased from 40% to 60% effective November 2009 in connection with his election as Chief Operating Officer. His target award and actual award reflect the prorated aggregate of (a) the amount of his target payout multiplied by the sum of his monthly base salary that were in effect from January 2009 through October 2009, and (b) the amount of his target payout multiplied by his monthly base salary in effect from November 2009 through December 2009.

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

Equity Interests Plan and Management Investment Opportunity

The Equity Interests Plan allows our board of directors to offer non-employee directors, management and other personnel and key service providers of Oncor the right to invest in Class B membership units of Investment LLC (each, a Class B Interest), an entity whose sole assets consist of equity interests in Oncor. As a result, each holder of Class B Interests holds an indirect ownership interest in Oncor. Any dividends received by Investment LLC from Oncor in respect of its membership interests in Oncor are subsequently distributed by Investment LLC to the holders of Class B Interests in proportion to the number of Class B Interests held by such holders.

Our board of directors administers the Equity Interests Plan. As the plan administrator, our board of directors determines the participants, the number of Class B Interests offered to any participant, the purchase price of the Class B Interests and the other terms of the award. Our board of directors may also amend, suspend or terminate the Equity Interests Plan at any time. Upon purchasing any Class B Interests, participants may be required to enter into certain agreements with the Company and Investment LLC, including a management stockholder’s agreement and a sale participation agreement described below. The Equity Interests Plan will terminate on November 5, 2018 or an earlier or a later date determined by our board of directors.

In November 2008, pursuant to the terms of the Equity Interests Plan, our board of directors offered certain officers and key employees the opportunity to invest in Investment LLC and purchase Class B Interests in Investment LLC for $10.00 each (which our board of directors determined to be the fair market value of Class B Interests). In addition to the opportunity to purchase Class B Interests in Investment LLC such officers and key employees also receive an amount of SARs based on the aggregate amount invested (collectively, the Management Investment Opportunity). In 2009, our board of directors did not offer the Management Investment Opportunity to any officers or key employees, and as a result no new equity interests in Investment LLC were purchased by executive officers in 2009. SARs received in connection with the Management Investment Opportunity are subject to the terms of the SARs Plan described below. Participants in the Management Investment Opportunity were also given the option to fund any or all of their investment in Investment LLC using funds in their Salary Deferral Program accounts. Any Class B Interests purchased by an executive officer using funds in his or her Salary Deferral Program account are held of record by the Salary Deferral Program for the benefit of such officer.

In connection with the Management Investment Opportunity, each participant entered into a management stockholder’s agreement and a sale participation agreement. The management stockholder’s agreement, among others things, gives Oncor the right to repurchase a participant’s Class B Interests in the event of specified terminations of a participant’s employment or violation by a participant of certain of his or her non-compete obligations. We believe this repurchase right provides significant retentive value to our business. For a more detailed description of the terms of the management stockholder’s agreement and sale participation agreement, please see “Certain Relationships and Related Transactions, and Director Independence – Related Party Transactions – Agreements with Management and Directors.”

Pursuant to its limited liability company agreement, Investment LLC must at all times ensure that for each outstanding Class B Interest it issues, Investment LLC holds a corresponding number of units of Oncor’s equity interests. As a result, any future issuances under the Equity Interests Plan will require Investment LLC to purchase from Oncor Holdings additional equity interests of Oncor. Investment LLC has entered into a revolving stock purchase agreement with Oncor Holdings pursuant to which Investment LLC may purchase units of Oncor’s equity interests held by Oncor Holdings in the event Investment LLC proposes to issue additional Class B Interests pursuant to the Equity Interests Plan. However, the aggregate number of equity interests sold by Oncor Holdings pursuant to the revolving stock purchase agreement, however, cannot result in Oncor Holdings owning less than 80% of Oncor’s outstanding equity interests, or 508,000,000 units. As of February 17, 2010, Investment LLC may purchase from Oncor Holdings up to an additional 209,860 units of Oncor and issue up to a corresponding number of Class B Interests.

Stock Appreciation Rights

The O&C Committee adopted and implemented the SARs Plan in 2008. The O&C Committee determines the participants and can include certain employees of Oncor or other persons having a relationship with Oncor, its subsidiaries or affiliates. The O&C Committee administers the SARs Plan and makes awards under the SARs Plan at its discretion.

Under the SARs Plan, the O&C Committee may grant time-vesting awards (time-based SARs) and/or performance-vesting awards (performance-based SARs). In 2008, the O&C Committee granted both time-based and performance-based SARs to certain executive officers and other key employees in connection with their equity investments in Investment LLC. Each participant’s 2008 SARs award consisted of (1) 50% of time-based SARs and (2) 50% of performance-based SARs. The O&C Committee did not grant any SARs to officers or key employees in 2009. Time-based SARs vest with respect to 20% of the Oncor equity interests subject to such awards on each of the first five anniversaries of October 10, 2007. Performance-based SARs become vested as to 20% of the Oncor equity interests subject to such awards at the end of each of Oncor’s five fiscal years (which end each December 31) from 2008 to 2012, provided that Oncor meets specified financial targets. In the event we fail to meet a specified financial target in a given fiscal year, under certain circumstances the applicable award may vest in a subsequent year if cumulative targets including such year are met.

Vesting of performance-based SARs eligible to vest in 2009 was subject to Oncor’s achievement of an adjusted EBITDA target of $1,269,863,799 excluding securitization revenue and amortization of purchase accounting adjustments. Actual 2009 adjusted EBITDA for purposes of the SARs Plan was $1,202,720,815. The O&C Committee set this target based on historical performance and expected future performance. As a result, all performance-based SARs eligible to vest in 2009 did not vest in 2009. However, the performance-based SARs that did not vest in 2009 are still eligible to vest over the next two years if cumulative EBITDA targets for such periods are met.

All SARs currently outstanding have a base price of $10.00 per unit, which base price represents the amount per unit paid by Texas Transmission in connection with its November 2008 investment in Oncor. The O&C Committee based the number of SARs awarded to our executive officers and other key employees in 2008 on equity programs offered to executives of other companies owned by private equity firms as well as the number of Class B Interests purchased by such executive in the Management Investment Opportunity. These grants assumed that each executive would invest his or her target investment amount, and were reduced proportionally for a lower actual investment amount.

As of December 31, 2009, SARs had been awarded only to participants in the Management Investment Opportunity. However, the O&C Committee may also, in its discretion, make grants of non-investment SARs to other participants. In February 2010, the O&C Committee awarded non-investment SARs to certain members of management. None of the Named Executive Officers received grants of non-investment SARs in February 2010. We believe that our SARs Plan is competitive relative to similar programs of other companies controlled by private equity firms and that the SARs Plan will assist us in retention and aligning our management’s interests with those of our equity holders.

For a more detailed discussion of SARs, refer to the narrative that follows the Outstanding Equity Awards at Fiscal Year-End – 2009 table.

Deferred Compensation and Retirement Plans

Our executive compensation package includes the ability to participate in the Salary Deferral Program, the EFH Thrift Plan, the EFH Retirement Plan and the Supplemental Retirement Plan and for executives hired before January 1, 2002, subsidized retiree health care coverage. We believe that these programs, which are common among companies in the utility industry, are important to attract and retain qualified executives. Although some of these plans are, or in 2009 were, sponsored by EFH Corp., Oncor is directly responsible for the costs of any matching awards, premiums and other payments relating to Oncor employees pursuant to these programs.

Salary Deferral Program

Oncor executive officers are eligible to participate in a Salary Deferral Program that allows employees to defer a portion of their salary and annual incentive award and to receive a matching award based on their deferrals. Executives can defer up to 50% of their base salary and up to 100% of any annual incentive award, for seven years or until retirement or a combination of both. Oncor generally matches 100% of deferrals up to 8% of salary deferred under the program. Oncor does not match deferred annual incentive awards. However, certain participants, including Mr. Jenkins, are subject to the deferral provisions that existed under the Salary Deferral Program prior to its amendment in 1998. Under these provisions, Oncor matches 100% of deferrals up to the 10% of salary maximum deferred under the program. Participants subject to the previous deferral provisions cannot make deferrals from annual incentive awards and their investment options are limited to an intermediate-term fixed income fund. The program encourages employee retention as, generally, participants who terminate their employment with us prior to the seven year vesting period forfeit our matching contribution to the program.

During 2009, Oncor executives participated in the Salary Deferral Program sponsored by EFH Corp. In November 2009, Oncor entered into the Salary Deferral Program sponsored by Oncor, which became effective on January 1, 2010. The terms of the Oncor-sponsored program are substantially similar to the EFH Corp.-sponsored program, both of which established a maximum deferral of annual incentive awards at 100% for awards earned in 2009 and 85% for awards earned in 2010 and thereafter. Effective January 1, 2010, all Oncor personnel and accounts attributable to Oncor personnel in the EFH Corp.-sponsored program were transferred to the Oncor-sponsored program. Beginning in 2010, Oncor executive officers will only participate in the Oncor-sponsored Salary Deferral Program. Participants in the Management Investment Opportunity were also given the option to fund any or all of their investment in Investment LLC using funds in their Salary Deferral Program accounts. The Salary Deferral Program is the record holder of Class B Interests purchased by executives using funds in their Salary Deferral Program accounts.

Refer to the narrative that follows the Nonqualified Deferred Compensation table below for a more detailed description of the Salary Deferral Program.

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

EFH Retirement Plan

EFH Corp. maintains the EFH Retirement Plan, which is qualified under applicable provisions of the Code and is a benefit for all of its employees and those of its participating subsidiaries, including Oncor. The EFH Retirement Plan contains both a traditional defined benefit component and a cash balance component. Effective January 1, 2002, the defined benefit plan changed from a traditional final average pay design to a cash balance design. This change was made to better align the retirement program with competitive practices. All participants were extended an opportunity to remain in the traditional program component or transition to the cash balance component. Messrs. Trimble, Davis and Jenkins elected to remain in the traditional program.

All employees employed after January 1, 2002 are eligible to participate only in the cash balance component. As a result, Messrs. Shapard and Clevenger are covered under the cash balance component. For a more detailed description of the EFH Retirement Plan, please refer to the narrative that follows the Pension Benefits table.

Supplemental Retirement Plan

Oncor executives participate in the Supplemental Retirement Plan. The Supplemental Retirement Plan provides for the payment of retirement benefits that:

•	Would otherwise be capped by the Code’s statutory limits for qualified retirement plans;

•	Include Executive Annual Incentive Plan awards in the definition of earnings (for participants in the traditional program only), and/or

•	Oncor is obligated to pay under contractual arrangements.

During 2009, Oncor executives participated in the Supplemental Retirement Plan sponsored by EFH Corp. In November 2009, Oncor entered into the Supplemental Retirement Plan sponsored by Oncor, which became effective on January 1, 2010. The terms of the Oncor-sponsored plan are substantially similar to the EFH Corp.-sponsored plan. Effective January 1, 2010, all Oncor personnel and accounts attributable to Oncor personnel and pre-deregulation employees in the EFH Corp.-sponsored plan were transferred to the Oncor sponsored plan. Beginning in 2010, Oncor executive officers will only participate in the Oncor-sponsored Supplemental Retirement Plan.

Messrs. Trimble, Jenkins and Davis, the Named Executive Officers who elected to remain in the traditional defined benefit component of the retirement plan, are eligible for a supplemental retirement benefit in concert with that plan, which provides for a traditional defined benefit-type retirement monthly annuity stream. This feature of the plan is available only to executives hired prior to January 1, 2002. As such, it is not available to Messrs. Shapard and Clevenger, who participate in the “make whole” portion of the Supplemental Retirement Plan (but only as it relates to the cash balance component). The “make whole” portion provides only for the payment of retirement benefits that would otherwise be capped by the Code or for the inclusion of additional accredited service under contractual arrangements.

For a more detailed description of the Supplemental Retirement Plan, please refer to the narrative that follows the Pension Benefits table below.

Retiree Health Care

Employees hired by Oncor/EFH Corp. prior to January 1, 2002 are generally entitled to receive an employer-paid subsidy for retiree health care coverage upon their retirement from Oncor. As such, Messrs. Trimble, Jenkins and Davis will be entitled to receive a subsidy from Oncor for retiree health care coverage upon their retirement from Oncor. Messrs. Shapard and Clevenger were hired by Oncor/EFH Corp. after January 1, 2002 and are not eligible for the employer subsidy.

Perquisites and Other Benefits

The company limits its perquisites to executive officers because it believes that generally perquisites do not fit with the culture and direction of the company. Those perquisites that are provided are intended to serve as part of a competitive total compensation program and to enhance our executives’ ability to conduct company business. These benefits include financial planning, a preventive physical health exam, reimbursement for certain business-related country club and/or luncheon club membership costs and physical fitness club memberships. For a more detailed description of the perquisites, please refer to footnote 9 in the Summary Compensation Table below.

The following is a summary of benefits offered to our executive officers that are not available to all employees:

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

Physical Fitness Club Membership: All executive officers are eligible to receive a company-paid membership to a specified physical fitness club. This benefit is designed to help maintain the health of our executive officers.

Split-Dollar Life Insurance: As a participating subsidiary in the EFH Corp. Split-Dollar Life Insurance Program (Split-Dollar Life Insurance Program), split-dollar life insurance policies were purchased for eligible corporate executives of Oncor. The eligibility provisions of this program were modified in 2003 so that no new participants were added after December 31, 2003. Accordingly, Messrs. Shapard, Davis and Clevenger are not eligible to participate in the Split-Dollar Life Insurance Program. The death benefits of participants’ insurance policies are equal to two, three or four times their annual EFH Split-Dollar Life Insurance Program compensation, depending on their executive category. Individuals who first became eligible to participate in the Split-Dollar Life Insurance Program after October 15, 1996, vested in the insurance policies issued under the Split-Dollar Life Insurance Program over a six-year period. Oncor pays the premiums for the policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments; provided that, with respect to certain executives, namely Mr. Trimble, premium payments made after August 1, 2002, are made on a non-split-dollar life insurance basis and EFH Corp./Oncor’s rights under the collateral assignment are limited to premium payments made prior to August 1, 2002. Although the Split-Dollar Life Insurance Program is terminable at any time, it is designed so that if it is continued, EFH Corp/Oncor will fully recover all of the insurance premium payments covered by the collateral assignments either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of 15 years of participation or the participant’s attainment of age 65. At the Merger, the Split-Dollar Life Insurance Program was amended to freeze the death benefits at the then current level. In February 2010, Oncor entered into the Oncor Split-Dollar Life Insurance Program, which replaces the EFH Corp. Split-Dollar Life Insurance Program for Oncor executive officers that participate in the EFH Corp. Split-Dollar Life Insurance Program. As a result, Mr. Trimble and Mr. Jenkins are the only Named Executive Officers eligible to participate in the Oncor Split-Dollar Life Insurance Program. The terms of the Oncor Split-Dollar Life Insurance Program applicable to participants are substantially similar to the terms of the EFH Corp. Split-Dollar Life Insurance Program.

In addition to the benefits described above, Oncor offers its executive officers the ability to participate in benefit plans for medical, dental and vision insurance, group term life insurance and accidental death & disability, which are generally made available to all employees at the company.

Individual Named Executive Officers Compensation

Oncor has not entered into employment agreements with any of the Named Executive Officers.

CEO Compensation

Robert S. Shapard

The following is a summary of Mr. Shapard’s individual compensation for 2009:

Base Salary: In 2009, Mr. Shapard’s base salary as Chairman and CEO was $650,000.

Annual Incentive: In 2010, the O&C Committee awarded Mr. Shapard $582,563 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2009 performance, as previously discussed, as well as Mr. Shapard’s individual performance in 2009.

Long-Term Incentives: Since the Management Investment Opportunity was not offered to executive officers in 2009, Mr. Shapard did not receive long-term incentives in 2009. However, his investment in Investment LLC in 2008 pursuant to the Management Investment Opportunity was $3,000,000, for which he received 300,000 Class B Interests and 3,750,000 SARs.

Compensation of Other Named Executive Officers

David M. Davis

The following is a summary of Mr. Davis’s individual compensation for 2009:

Base Salary: In 2009, Mr. Davis’ base salary as Vice President and Chief Financial Officer was $300,000. In February 2010, Mr. Davis was elected Senior Vice President and Chief Financial Officer.

Annual Incentive: In 2010, the O&C Committee awarded Mr. Davis $179,250 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2009 performance, as previously discussed, as well as Mr. Davis’s individual performance in 2009.

Long-Term Incentives: Since the Management Investment Opportunity was not offered to executive officers in 2009, Mr. Davis did not receive long-term incentives in 2009. However, his investment in Investment LLC in 2008 pursuant to the Management Investment Opportunity was $500,000, for which he received 50,000 Class B Interests (19,868 of which were purchased using funds in his Salary Deferral Program account) and 600,000 SARs.

Rob D. Trimble III

The following is a summary of Mr. Trimble’s individual compensation for 2009:

Base Salary: In 2009, Mr. Trimble’s salary was $500,000. He currently serves as Oncor’s President and also served as Oncor’s Chief Operating Officer until his resignation from such position in November 2009.

Annual Incentive: In 2010 the O&C Committee awarded Mr. Trimble $239,000 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2009 performance, as previously discussed, as well as Mr. Trimble’s individual performance in 2009.

Long-Term Incentives: Since the Management Investment Opportunity was not offered to executive officers in 2009, and Mr. Trimble elected not to participate in the Management Investment Opportunity in 2008, Mr. Trimble has not received Class B Interests or SARs.

Charles W. Jenkins III

The following is a summary of Mr. Jenkins’s individual compensation for 2009.

Base Salary: In November 2009, the O&C Committee increased Mr. Jenkins’s base salary from $275,000 to $375,000 in connection with his election as Senior Vice President and Chief Operating Officer in order to move him closer to market compensation for the Chief Operating Officer position. Mr. Jenkins served as Senior Vice President, Transmission and System Operations, prior to his election as Chief Operating Officer.

Annual Incentive: Mr. Jenkins’s target annual incentive for 2009 was originally 40% of base pay and was increased to 60% of base pay effective November 2009 in connection with his election as Senior Vice President and Chief Operating Officer. In 2010, the O&C Committee awarded him $154,355 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2009 performance, as previously discussed, as well as Mr. Jenkins’s individual performance in 2009.

Long-Term Incentives: Since the Management Investment Opportunity was not offered to executive officers in 2009, Mr. Jenkins did not receive long-term incentives in 2009. However, his investment in Investment LLC in 2008 pursuant to the Management Investment Opportunity was $750,000, for which he received 75,000 Class B Interests (14,509 of which were purchased using funds in his Salary Deferral Program account) and 780,000 SARs.

Don J. Clevenger

The following is a summary of Mr. Clevenger’s individual compensation for 2009:

Base Salary: In 2009, Mr. Clevenger’s base salary as Vice President, External Affairs was $300,000. In February 2010, Mr. Clevenger was elected Senior Vice President, External Affairs.

Annual Incentive: In 2010, the O&C Committee awarded Mr. Clevenger $143,400 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2009 performance, as previously discussed, as well as Mr. Clevenger’s individual performance in 2009.

Long-Term Incentives: Since the Management Investment Opportunity was not offered to executive officers in 2009, Mr. Clevenger did not receive long-term incentives in 2009. However, his investment in Investment LLC in 2008 pursuant to the Management Investment Opportunity was $500,000, for which he received 50,000 Class B Interests (8,703 of which were purchased using funds in his Salary Deferral Program account) and 600,000 SARs.

Contingent Payments

Change in Control Policy

Oncor makes available a change in control policy (the Change in Control Policy) for its eligible executives. The purpose of the Change in Control Policy is to provide the payment of transition benefits to eligible executives if:

•	Their employment with the company or a successor is terminated within twenty-four months following a change in control of the company; and

•	They:

•	are terminated without cause, or

•	resign for good reason due to a reduction in salary or a material reduction in the aggregate level or value of benefits for which they are eligible.

The terms “change in control,” “without cause” and “good reason” are defined in the Change in Control Policy.

We believe these payments, to be triggered upon meeting the criteria above, provide incentive for executives to fully consider potential changes that are in the best interest of Oncor and our equity holders, even if such changes would result in the executives’ termination. We also believe it is important to have a competitive change in control program to attract and retain the caliber of executives that our business requires and to foster an environment of relative security within which we believe our executives will be able to focus on achieving company goals. Refer to the “Potential Payments upon Termination of Change in Control” for detailed information about payments and benefits that our executive officers were eligible to receive in 2009 under the Change in Control Policy.

Severance Plan

Oncor also makes available a Severance Plan (the Severance Plan) to provide certain benefits to eligible executives. The purpose of the Severance Plan is to provide benefits to eligible executives who are not eligible for severance pursuant to another plan or agreement (including an employment agreement) and whose employment is involuntarily terminated for reasons other than:

•	Cause (as defined in the Severance Plan);

•	Disability of the employee, if the employee is a participant in our long-term disability plan, or

•	A transaction involving the company or any of its affiliates in which the employee is offered employment with a company involved in, or related to, the transaction.

We believe it is important to have a severance plan in place to attract and retain the caliber of executives that our business requires and to foster an environment of relative security within which we believe our executives will be able to focus on achieving company goals. Refer to the “Potential Payments upon Termination or Change in Control” for detailed information about payments and benefits that our executive officers were eligible to receive in 2009 under the Severance Plan.

Accounting and Tax Considerations

Accounting Considerations

Based on accounting guidance for compensation arrangements, no compensation expense is recognized with respect to Class B Interests issued pursuant to the Management Investment Opportunity and SARs issued under the SARs Plan. Class B Interests issued pursuant to the Management Investment Opportunity were purchased by participants for fair value and therefore resulted in no compensation expense by Oncor. Since the SARs issued in 2008 were issued with a base price of $10.00 per unit, the then-current fair market value of our equity interests, no compensation expense will be recognized for those SARs until a condition under which the SARs would become exercisable becomes probable at a point in time when the fair market value of our equity interests exceeds $10.00.

Income Tax Considerations

Section 162(m) of the Code limits the tax deductibility by a publicly held company of compensation in excess of $1 million paid to the CEO or any other of its three most highly compensated executive officers other than the principal financial officer. Because we are a privately-held limited liability company, Section 162(m) will not limit the tax deductibility of any executive compensation for 2009.

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

The following table provides information, for the fiscal years ended December 31, 2007, 2008 and 2009, regarding the aggregate compensation paid to our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option/ SAR Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)(7)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)(8)	All Other Compensation ($)(9)	Total ($)

Robert S. Shapard (1) Chairman of the Board and Chief Executive	2009	650,000	—	—	582,563	26,627	76,974	1,336,164
	2008	650,000	—	—	526,500	(2,555)	75,247	1,249,192
	2007	364,585	—	—	994,315	17,604	42,243	1,418,747

David M. Davis (2) Senior Vice President and Chief Financial Officer	2009	300,000	—	—	179,250	247,759	45,168	772,177
	2008	230,000	—	—	97,350	87,987	40,976	456,313
	2007	175,917	5,000	—	181,852	45,564	24,789	433,122

Rob D. Trimble III (3) President	2009	500,000	—	—	239,000	996,485	99,579	1,835,064
	2008	346,875	—	—	197,438	259,520	86,928	890,761
	2007	279,000	—	—	366,403	132,491	158,189	936,083

Charles W. Jenkins III (4) Senior Vice President and Chief Operating Officer	2009	287,500	—	—	154,355	414,480	77,218	933,553
	2008	237,881	—	—	113,098	108,961	67,160	527,100

Don J. Clevenger (5) Senior Vice President, External Affairs	2009	300,000	—	—	143,400	21,909	44,920	510,229

(1)	Mr. Shapard became Chairman of the Board and Chief Executive of Oncor in April 2007. Until April 2007 he was employed by TXU Corp. (now EFH Corp.), where he served as a strategic advisor, helping implement and execute growth and development strategies for Oncor. Amounts reported in the Summary Compensation Table reflect compensation paid solely by Oncor. As a TXU Corp. employee in 2007, he received an additional $166,667 in salary, $0 in non-equity incentive plan compensation, $8,802 as a result of change in pension value and non-qualified deferred compensation earnings, and $18,962 in all other compensation (consisting of company matching under the salary deferral program, country club dues and financial planning services) resulting in total compensation of $194,431 from TXU Corp. None of this TXU Corp. compensation was paid or reimbursed by Oncor.
(2)	Mr. Davis served as Vice President and Chief Financial Officer until his election as Senior Vice President and Chief Financial Officer in February 2010.
(3)	Mr. Trimble served as Oncor’s President and Chief Operating Officer until November 2009, when he resigned from the office of Chief Operating Officer.
(4)	Mr. Jenkins served as Senior Vice President, Transmission and System Operations, until his election as Senior Vice President and Chief Operating Officer in November 2009.
(5)	Mr. Clevenger served as Vice President, External Affairs until his election as Senior Vice President, External Affairs in February 2010.

(6)	We do not award options to any of our employees. No SARs were granted in 2009 or 2007. Effective November 5, 2008, the O&C Committee made the following SARs awards: Mr. Shapard: 3,750,000, Mr. Davis: 600,000, Mr. Trimble: 0, Mr. Jenkins: 780,000, and Mr. Clevenger: 600,000. No compensation cost is recognized under FASB ASC Topic 718 for these awards as it is not probable that any event pursuant to the SARs Plan that would allow the SARs to become exercisable would take place. The grant date fair value of the each SARs is $1.94 per SAR. The grant date fair value of the SARs was calculated in accordance with accounting guidance provided for stock compensation. The Monte Carlo simulation approach was used to value the SARs. The simulation determined whether the vesting threshold was met and the SARs became exercisable on December 31, 2012. The SARs’ value, when exercisable, was calculated using the Black-Scholes formula with a maturity equal to half of the time period between the liquation date (as defined below) and the expiration date (as defined below). Other assumptions made in the valuation are as follows: (i) a liquidity event (as defined in the SARs Plan) assumed to occur December 31, 2012 (the liquidation date) causing the SARs to become exercisable at that time; (ii) the unit price of Oncor’s membership interests will follow Geometric Brownian Motion; (iii) equity volatility was assumed to be 26.5% based on average volatility of the historical weekly stock price returns of nine comparable companies and the historical prices correspond to a period matching the expected holding period as of the valuation date (7.08 years); (iv) the risk free rate for discounting the expected SARs value is 2.14%, equal to the 4-year US Constant Maturity Treasury Rate as of the November 5, 2008, which rate was used to simulate the stock price as of the liquidation date and to discount the expected SARs value on the liquidation date to the valuation date; (v) the risk free rate for evaluating the expected SARs value on the liquidation date of 4.24% was equal to the forward rate corresponding to the expected holding period on the liquidation date, which risk free rate was used to evaluate the Black-Scholes option price; (vi) the SARs expiration date will be November 5, 2018; and (vii) the discount rate equals the risk free rate and the discount period is the period between the valuation date and the vesting date.
(7)	Amounts reported as “Non-Equity Incentive Plan Compensation” were earned by the executive in the respective year and represent amounts related to awards for such years pursuant to the Executive Annual Incentive Plan. Awards under the Executive Annual Incentive Plan for any given year are paid in March of the following year.
(8)	Amounts reported under this column include the aggregate increase in actuarial value of the EFH Retirement Plan and the Supplemental Retirement Plan. For a more detailed description of these plans, please see “– Compensation Discussion and Analysis – Compensation Elements – Deferred Compensation and Retirement Plans.” Messrs. Davis, Trimble and Jenkins are covered under the traditional defined benefit component and Messrs. Shapard and Clevenger are covered under the cash balance component. For a more detailed description of our retirement plans, please refer to the narrative that follows the Pension Benefits table below. There are no above-market or preferential earnings for nonqualified deferred compensation.

(9)	Amounts reported as “All Other Compensation” for 2009 are attributable to the executive’s participation in certain plans, as described in the following table:

2009 “All Other Compensation” Components for Named Executive Officers

Name	EFH Thrift Plan Company Match ($)	Salary Deferral Program Company Match ($) (a)	Split-Dollar Life Insurance Program Payments ($) (b)	Perquisites ($) (c)	Total ($)
Robert S. Shapard	—	52,000	—	24,974	76,974

David M. Davis	11,025	24,000	—	10,143	45,168

Rob D. Trimble III	10,350	40,000	32,397	16,832	99,579

Charles W. Jenkins III	11,025	28,750	18,064	19,379	77,218

Don J. Clevenger	14,700	24,000	—	6,220	44,920

(a)	Amounts represent company matching amounts under the Salary Deferral Program. Please refer to the narrative that follows the Nonqualified Deferred Compensation table below for a more detailed description of the Salary Deferral Program and the matching formula.
(b)	Amounts represent premium and tax gross-up payments pursuant to the Split-Dollar Life Insurance Program. Messrs. Shapard, Davis and Clevenger are not eligible to participate in the program because the program was frozen to new participants prior to their qualifying for participation. Amounts in this column for Mr. Trimble represent the aggregate amount of payments pursuant to the program. Mr. Trimble participated in the program on a split-dollar basis prior to August 2002 and has participated in the program on a non-split-dollar basis since August 2002. Because premium payments for Mr. Trimble were made on a non-split-dollar life insurance basis during 2009, such premiums, amounting to $12,886, were fully taxable to him, and Oncor provided tax gross-up payments of $7,391 to offset the effect of such taxes. Additional interest of $7,702 was attributed to Mr. Trimble in 2009 relative to premium payments which had been made on his behalf prior to August 1, 2002, and Oncor provided tax gross-up payments of $4,418 to offset the effect of taxes on such payments. Because premium payments for Oncor’s remaining participating Named Executive Officer, Mr. Jenkins, were made on a split-dollar life insurance basis during 2009, interest on the plan-to-date cumulative premiums were taxable to Mr. Jenkins, and Oncor provided tax gross-up payments to offset the effect of such taxes. The amounts reported attributable to the interest on the aggregate amount of premiums totaled $11,480 for Mr. Jenkins. The amounts reported also include tax gross-ups provided to offset the effect of taxes on the interest during 2009 totaling $6,584 for Mr. Jenkins. For a discussion of the Split-Dollar Life Insurance Program, please see “– Compensation Discussion and Analysis – Compensation Elements – Deferred Compensation and Retirement Plans.”
(c)	Amounts reported under this column represent the aggregate amount of perquisites received by each Named Executive Officer. Those perquisites are detailed in the following table. Amounts reported in the table below represent the actual cost to Oncor for the perquisites provided. For a discussion of the perquisites received by our effective officers, please see “– Compensation Discussion and Analysis – Compensation Elements – Perquisites and Other Benefits.”

2009 Perquisites for Named Executive Officers

Name	Financial Planning ($)	Executive Physical ($) (i)	Physical Fitness Club Dues ($)	Country Club and/or Luncheon Club Dues ($)	Spouse Travel ($) (ii)	Other ($) (iii)	Total ($)
Robert S. Shapard	10,120	3,054	598	8,682	—	2,520	24,974

David M. Davis	8,875	670	598	—	—	—	10,143

Rob D. Trimble III	8,875	2,339	598	2,928	492	1,600	16,832

Charles W. Jenkins III	8,875	3,688	598	5,844	374	—	19,379

Don J. Clevenger	—	221	598	5,401	—	—	6,220

(i)	The executive physical amount for Mr. Davis represents costs of an exam in December 2008 which was paid by Oncor in 2009. The executive physical amount for Mr. Jenkins includes $2,348 relating to a physical performed and paid for by Oncor in 2009 and $1,340 relating to a physical performed in November 2007 that was paid by Oncor in 2009.
(ii)	Amounts in this column represent spouse expenses for accompanying the Named Executive Officer on business travel.
(iii)	Amounts in this column represent the cost of event tickets.

Our executive officers and certain key employees were given the option to purchase Class B Interests of Investment LLC in 2008 pursuant to the Management Investment Opportunity offered under the Equity Interests Plan. Each participant in the Management Investment Opportunity purchased Class B Interests at a price of $10.00 per unit, which was the same price per unit as paid by Texas Transmission in connection with its November 2008 investment in Oncor. Because the Class B Interests were purchased for fair market value, they are not included in the Summary Compensation Table or the Outstanding Equity Awards at Fiscal Year-End – 2009 Table below as stock awards. Refer to “– Compensation Discussion and Analysis – Compensation Elements – Long Term Incentives – Equity Interests Plan and Management Investment Opportunity” for a more detailed discussion of the Equity Interests Plan and Management Investment Opportunity.

The Named Executive Officers beneficially own the following amounts of Class B Interests: Mr. Shapard: 300,000; Mr. Davis: 50,000; Mr. Trimble: 0; Mr. Jenkins: 75,000 and Mr. Clevenger: 50,000. The amounts of Class B Interests each participant could purchase were determined by the O&C Committee. Each participant was permitted to use his or her funds in the Salary Deferral Program to purchase the Class B Interests. All Class B Interests purchased using funds held in the Salary Deferral Program are held of record by the Salary Deferral Program for the benefit of the respective participants. Messrs. Davis, Jenkins and Clevenger each elected to purchase Class B Interests using Salary Deferral Program funds. As a result, 19,868 of Mr. Davis’s Class B Interests, 14,509 of Mr. Jenkins’s Class B Interests and 8,703 of Mr. Clevenger’s Class B Interests are held of record by the Salary Deferral Program.

The following table sets forth information regarding grants of plan-based awards to Named Executive Officers during the fiscal year ended December 31, 2009. No awards were granted to Named Executive Officers under equity incentive plans in 2009.

Grants of Plan-Based Awards – 2009

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Threshold ($)	Target ($)	Maximum ($) (2)
Robert S. Shapard	243,750	487,500	975,000

David M. Davis	75,000	150,000	300,000

Rob D. Trimble III	100,000	200,000	400,000

Charles W. Jenkins III	64,584	129,167	258,334

Don J. Clevenger	60,000	120,000	240,000

(1)	The amounts reported in these columns reflect the threshold, target and maximum amounts available under the Executive Annual Incentive Plan. Threshold, target and maximum amounts were determined by the O&C Committee in February 2009 and final awards were granted by the O&C Committee in February 2010. The actual awards for the 2009 plan year will be paid in March 2010 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”
(2)	Represents the maximum amounts payable under the Executive Annual Incentive Plan. However, in February 2010 the O&C Committee exercised the discretion granted to it in the plan to adjust the individual performance modifiers applicable to plan participants and limit awards to 150% of the target amount, rather than the 200% permitted under the plan. The maximum amounts payable as a result of this limitation were: Mr. Shapard: $731,250; Mr. Davis: $225,000; Mr. Trimble: $300,000; Mr. Jenkins: $193,751; and Mr. Clevenger: $180,000.

The Executive Annual Incentive Plan is a cash bonus plan intended to provide a performance-based annual reward for the successful attainment of certain annual performance goals and business objectives that are established by the O&C Committee. Elected officers of the Company having a title of vice president or above and other specified key employees are eligible to participate in the Executive Annual Incentive Plan provided they are employed by us for a period of at least three full months during a January 1 to December 31 plan year. The O&C Committee and our CEO are responsible for administering the Executive Annual Incentive Plan.

The aggregate amount of funding for awards payable in any given plan year is determined based on (1) the target award levels of all participants in the Executive Annual Incentive Plan (Aggregate Incentive Pool), (2) Oncor’s earnings before interest, taxes, depreciation and amortization (EBITDA) and (3) any additional operational, financial or other metrics that the O&C Committee elects to apply in determining the aggregate amount of awards (Additional Metrics). Target award levels are set as a percentage of a participant’s base salary and are based on target performance of Oncor and individual participant performance. Additional Metrics are determined by the O&C Committee in its discretion and may include, among other things, safety measures, reliability measures, cost management measures, capital plan management measures and our cash flow from operating activities. The O&C Committee also determine the minimum EBITDA and any Additional Metrics necessary to fund awards for each plan year. Based on the level of attainment of these EBITDA and Additional Metrics targets, the O&C Committee determines an aggregate performance final funding percentage. This final funding percentage is applied to the Aggregate Incentive Pool to provide the total amount of funds available for awards to participants under the Executive Annual Incentive Plan.

To calculate an executive officer’s award amount, the final funding percentage is first multiplied by the executive officer’s target award, which is computed as a percentage of actual base salary. Based on the executive officer’s performance, an individual performance modifier is then applied to the calculated award to determine the final incentive payment. An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO, our executive team and the O&C Committee (or solely the O&C Committee in the case of our CEO). The individual performance modifier is determined on a subjective basis. Factors used in determining individual performance modifiers may include operational measures (including the safety, reliability and cost management metrics discussed above), company objectives, individual management and other goals, personal job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior. Pursuant to the Executive Annual Incentive Plan, the O&C Committee may, in its discretion, reduce awards to all participants on a pro-rata basis, to the extent the set aggregate amount of the awards to participants under the plan exceeds the amount available for awards determined in accordance with the aggregate performance final funding percentage. The O&C Committee sets performance goals, target awards and individual performance modifiers in its discretion.

Refer to “Compensation Discussion and Analysis – Compensation Elements – Executive Annual Incentive Plan” for a further description of the Executive Annual Incentive Plan and 2009 funding percentages and awards.

The following table sets forth information regarding SARs awards held by Named Executive Officers as of December 31, 2009:

Outstanding Equity Awards at Fiscal Year-End – 2009

		Option/SAR Awards
Name	Grant Year	Number of Securities Underlying Unexercised Options/ SARs Exercisable (#)	Number of Securities Underlying Unexercised Options/ SARs Unexercisable (#)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options/ SARs (#)(2)	Option/ SAR Exercise Price ($)	Option/ SAR Exercise Date (3)
Robert S. Shapard	2008	—	2,625,000	1,125,000	10.00	—

David M. Davis	2008	—	420,000	180,000	10.00	—

Rob D. Trimble III (4)	—	—	—	—	—	—

Charles W. Jenkins III	2008	—	546,000	234,000	10.00	—

Don J. Clevenger	2008	—	420,000	180,000	10.00	—

(1)	In 2008, the O&C Committee granted time-based SARs to Named Executive Officers in the following amounts: Mr. Shapard: 1,875,000, Mr. Davis: 300,000, Mr. Trimble: 0, Mr. Jenkins: 390,000, and Mr. Clevenger: 300,000. These SARs become vested with respect to 20% of the Oncor equity interests subject to such awards on each of the first five anniversaries of October 10, 2007. Even after vesting, these time-based SARs do not become exercisable until certain events occur as described in the SARs Plan. The amounts in this column include time-based SARs that were vested as of December 31, 2009 but which are currently unexercisable. These time-based SARs vested on October 10, 2008 and October 10, 2009 in accordance with the SARs Plan. Amounts in this column also include performance-based SARs that have vested in accordance with the SARs Plan. Please see footnote (2) below for a description of the vesting provisions of the performance-based SARs. None of the vested SARs are currently exercisable pursuant to the SARs Plan. We do not award options to any of our employees.
(2)	In 2008, the O&C Committee granted performance-based SARs to Named Executive Officers in the following amounts: Mr. Shapard: 1,875,000, Mr. Davis: 300,000, Mr. Trimble: 0, Mr. Jenkins: 390,000, and Mr. Clevenger: 300,000. These SARs become vested with respect to 20% of the Oncor equity interests subject to such awards at the end of each of Oncor’s five fiscal years (which end each December 31) between 2008 and 2012, provided that Oncor meets specified financial targets. Even after vesting, these performance-based SARs do not become exercisable until certain events occur as described in the SARs Plan. The amounts in this column include only those performance-based SARs that have not vested as of December 31, 2009. The performance-based SARs eligible to vest in 2009 did not vest.
(3)	None of the vested SARs are currently exercisable pursuant to the SARs Plan.
(4)	SARs have been awarded to date only to those executive officers who invested in Investment LLC pursuant to the Management Investment Opportunity. Mr. Trimble elected not to participate in the Management Investment Opportunity in 2008 and as a result received no SARs.

The O&C Committee adopted and implemented the SARs Plan in 2008. The O&C Committee determines the participants and can include certain employees of Oncor or other persons having a relationship with Oncor, its subsidiaries or affiliates. SARs granted under the SARs Plan have a base price equal to the fair market value per unit of Oncor’s equity interests on the date of the grant and will allow participants to participate in the economic equivalent of the appreciation of the Oncor equity interests. The O&C Committee administers the SARs Plan and makes awards under the SARs Plan at its discretion.

Under the SARs Plan, the O&C Committee may grant either time-vesting awards (time-based SARs) and/or performance-vesting awards (performance-based SARs). No SARs were awarded in 2009. In 2008, the O&C Committee granted both time-based and performance-based SARs to certain executive officers and other key employees in connection with participation in the Management Investment Opportunity. In order to be eligible to receive a SARs grant, the individual was required to participate in the Management Investment Opportunity. The number of SARs granted to the individual was based in part upon the size of the individual’s investment in Investment LLC pursuant to the Management Investment Opportunity. Each participant’s 2008 SARs award consisted of (1) 50% of time-based SARs and (2) 50% of performance-based SARs. Time-based SARs vest with respect to 20% of the Oncor equity interests subject to such awards on each of the first five anniversaries of October 10, 2007. Performance-based SARs become vested as to 20% of the Oncor equity interests subject to such awards at the end of each of Oncor’s five fiscal years (which end each December 31) from 2008 to 2012, provided that Oncor meets specified financial targets. In the event we fail to meet a specified financial target in a given fiscal year, under certain circumstances the applicable award may vest in a subsequent year if cumulative targets including such year are met.

Vesting of performance-based SARs eligible to vest in 2009 was subject to Oncor’s achievement of an adjusted EBITDA target of $1,269,863,799 excluding securitization revenue, amortization of purchase accounting adjustments and any goodwill impairment. The O&C Committee set this target based on historical performance and expected future performance. Actual 2009 adjusted EBITDA for purposes of the SARs plan was $1,202,720,815. As a result, all performance-based SARs eligible to vest in 2009 did not vest in 2009. However, the performance-based SARs that did not vest in 2009 are still eligible to vest over the next two years if cumulative EBITDA targets for such periods are met.

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

To date, SARs have been awarded only to participants in the Management Investment Opportunity. In the future, the O&C Committee may also, in its discretion, make grants of non-investment SARs to other participants. We believe that our SARs Plan is competitive relative to similar programs of other companies controlled by private equity firms and that the SARs Plan will assist us in retention and aligning our management’s interests with those of our equity holders.

The following table sets forth information regarding Oncor’s participation in the EFH Corp. retirement plans that provide for benefits, in connection with, or following, the retirement of Named Executive Officers for the fiscal year ended December 31, 2009:

Pension Benefits – 2009

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($) (2)
Robert S. Shapard	EFH Retirement Plan	24.0833	532,664	156,323
	Supplemental Retirement Plan	24.0833	55,105	—

David M. Davis	EFH Retirement Plan	17.5000	479,334	—
	Supplemental Retirement Plan	17.5000	89,130	—

Rob D. Trimble III	EFH Retirement Plan	36.2500	1,943,752	—
	Supplemental Retirement Plan	36.2500	1,234,608	—

Charles W. Jenkins III	EFH Retirement Plan	33.6667	1,562,026	—
	Supplemental Retirement Plan	33.6667	71,534	—

Don J. Clevenger	EFH Retirement Plan	4.6667	41,152	—
	Supplemental Retirement Plan	4.6667	4,781	—

(1)	Accredited service for each of the plans is determined based on an employee’s age and hire date. Employees hired prior to January 1, 1985 became eligible to participate in the plan the month after their completion of one year of service and attainment of age 25. Employees hired after January 1, 1985 became eligible to participate in the plan the month after their completion of one year of service and attainment of age 21.
(2)	Amounts in this column for Mr. Shapard represent payments made from his EFH Retirement Plan account pursuant to a qualified domestic relations order.

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

Annual retirement benefits under the traditional defined benefit component, which applied during 2009 to Messrs. Davis, Trimble and Jenkins are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant’s average annual earnings (base salary) during his or her three years of highest earnings. Under the cash balance component, which covers Messrs. Shapard and Clevenger, a hypothetical account is established for participants and credited with monthly contribution credits equal to a percentage of the participant’s compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant’s combined age and years of accredited service), plus interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year. Benefits paid under the traditional defined benefit component of the EFH Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code.

The Supplemental Retirement Plan provides for the payment of retirement benefits, which would otherwise be limited by the Code or the definition of earnings under the EFH Retirement Plan. The Supplemental Retirement Plan also provides for the payment of retirement compensation that is not otherwise payable under the EFH Retirement Plan that EFH Corp. or its participating subsidiaries, including Oncor, are obligated to pay under contractual arrangements. Under the Supplemental Retirement Plan, retirement benefits are calculated in accordance with the same formula used under the EFH Retirement Plan, except that, with respect to calculating the portion of the Supplemental Retirement Plan benefit attributable to service under the traditional defined benefit component of the EFH Retirement Plan, earnings also include Executive Annual Incentive Plan awards. These amounts are reported under the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

During 2009, Oncor executives participated in the Supplemental Retirement Plan sponsored by EFH Corp. In November 2009, Oncor entered into the Supplemental Retirement Plan sponsored by Oncor, which became effective on January 1, 2010. The terms of the Oncor-sponsored plan are substantially similar to the EFH Corp.-sponsored plan. Effective January 1, 2010, all Oncor personnel and accounts attributable to Oncor personnel in the EFH Corp.-sponsored plan were transferred to the Oncor- sponsored plan. Beginning in 2010, Oncor executive officers will only participate in the Oncor-sponsored Supplemental Retirement Plan.

The table set forth above illustrates present value on December 31, 2009 of each Named Executive Officer’s EFH Retirement Plan benefit and benefits payable under the Supplemental Retirement Plan, based on his or her years of service and remuneration through December 31, 2009. Benefits accrued under the Supplemental Retirement Plan after December 31, 2004 are subject to Section 409A of the Code. Accordingly, certain provisions of the Supplemental Retirement Plan have been modified in order to comply with the requirements of Section 409A and related guidance.

The present value of accumulated benefit for the traditional benefit component of the EFH Retirement Plan was calculated based on the executive’s straight life annuity payable at the earliest age that unreduced benefits are available under the EFH Retirement Plan (generally age 62). Post-retirement mortality was based on the RP2000 Combined Healthy mortality table projected 10 years using scale AA. A discount rate of 5.90% was applied and no pre-retirement mortality or turnover was reflected.

The present value of accumulated benefit for the cash balance component of the EFH Retirement Plan was calculated as the value of the executive’s cash balance account projected to age 65 at an assumed growth rate of 4.75% and then discounted back to December 31, 2009 at 5.90%. No mortality or turnover assumptions were applied.

The following table sets forth information regarding plans that provide for the deferral of our Named Executive Officers’ compensation on a basis that is not tax-qualified for the fiscal year ended December 31, 2009:

Nonqualified Deferred Compensation – 2009

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($) (3)

Robert S. Shapard Salary Deferral Program	52,000	52,000	77,655	—	400,650

David M. Davis Salary Deferral Program	24,000	24,000	29,294	—	304,486

Rob D. Trimble III Salary Deferral Program	40,000	40,000	194,853	—	1,157,306

Charles W. Jenkins III Salary Deferral Program	28,750	28,750	19,905	—	277,181

Don J. Clevenger Salary Deferral Program	24,000	24,000	15,493	—	187,981

(1)	Amounts in this column represent salary deferrals pursuant to the Salary Deferral Program and are included in the “Salary” amounts in the Summary Compensation Table above.
(2)	Amounts in this column represent company-matching awards pursuant to the Salary Deferral Program and are included in the “All Other Compensation” amounts in the Summary Compensation Table above.
(3)	Amounts in this column represent the balance of each Named Executive Officer’s account in the Salary Deferral Program.

Under the Salary Deferral Program each employee of EFH Corp. and its participating subsidiaries, including Oncor, who is in a designated job level and whose annual salary is equal to or greater than an amount established under the Salary Deferral Program ($110,840 for the program year beginning January 1, 2009) may elect to defer up to 50% of annual base salary, and/or up to 100% of any bonus or incentive award. Beginning with awards earned in 2010, participants may only defer up to 85% of any bonus or incentive award. This deferral may be made for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof, at the election of the employee. Oncor makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the Salary Deferral Program. Oncor does not match deferred annual incentive awards. However, certain participants, including Mr. Jenkins, are subject to the deferral provisions that existed under the Salary Deferral Program prior to its amendment in 1998. Under these provisions, Oncor matches 100% of deferrals up to the 10% of salary maximum deferred under the program. Participants subject to the previous deferral provisions cannot make deferrals from annual incentive awards and their investment options are limited to an intermediate-term fixed income fund. These matching awards vest over seven years of continuous employment, or immediately upon a change in control.

Deferrals are credited with earnings or losses based on the performance of investment alternatives under the Salary Deferral Program selected by each participant. At the end of the applicable maturity period, the trustee for the Salary Deferral Program distributes the deferrals and the applicable earnings in cash as a lump sum or in annual installments at the participant’s election made at the time of deferral. Oncor is financing the retirement option portion of the Salary Deferral Program through the purchase of corporate-owned life insurance on some lives of participants. The proceeds from such insurance are expected to allow us to fully recover the cost of the retirement option.

During 2009, Oncor executives participated in the Salary Deferral Program sponsored by EFH Corp. In November 2009, Oncor entered into the Salary Deferral Program sponsored by Oncor, which became effective on January 1, 2010. The terms of the Oncor-sponsored program are substantially similar to the 2009 EFH Corp.-sponsored program. Effective January 1, 2010, all Oncor personnel and accounts attributable to Oncor personnel in the EFH Corp.-sponsored program were transferred to the Oncor-sponsored program. Beginning in 2010, Oncor executive officers will only participate in the Oncor-sponsored Salary Deferral Program.

Potential Payments upon Termination or Change in Control

The tables and narrative below provide information for payments to Oncor’s Named Executive Officers (or, as applicable, enhancements to payments or benefits) in the event of termination including retirement, voluntary, for cause, death, disability, without cause or change in control.

In 2009, all of our executive officers were eligible to receive benefits under the terms of the Change in Control Policy and the Severance Plan, more fully described below. In addition to the provisions of those plans, the Salary Deferral Program provides that all company-matching awards will become automatically vested in the event of a change in control.

Early retirement benefits under the EFH Retirement Plan are available to all of our employees upon their attainment of age 55 and achievement of 15 years of accredited service. Benefits under the Supplemental Retirement Plan are subject to the same age and service restrictions, but are only available to our executive officers and certain other key employees. As of December 31, 2009 Messrs. Shapard, Davis and Clevenger were not eligible to retire because none met the age and accredited service requirements. However, because Mr. Shapard participates in the cash balance component of the EFH Retirement Plan and the Supplemental Retirement Plan, and because he has achieved 10 years of accredited service, he may withdraw his full account balances under each plan upon termination of his employment. Upon achievement of the age and service requirements, executive officers are entitled to receive their full cash account balance upon termination. No additional potential payments will be triggered by any termination of employment or change in control, and as a result no amounts are reported in the tables below for such plans. For a more detailed discussion of the retirement plans, please see the Pension Benefits table above and the narrative following the Pension Benefits table.

The Named Executive Officers may receive certain payments upon their termination or a change in control pursuant to the Salary Deferral Program. The amounts listed in the tables below regarding the Salary Deferral Program only represent the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control. Previously vested amounts and contributions made to such plan by each Named Executive Officer are disclosed in the Nonqualified Deferred Compensation table above. For a more detailed discussion of the Salary Deferral Program, please see the Nonqualified Deferred Compensation table above and the narrative following the Nonqualified Deferred Compensation table.

In addition, the SARs Plan provides that certain SARs will become exercisable in the event of certain terminations of employment or a change in control. However, in the event any SARs became exercisable as of December 31, 2009, no payments would be owed to such officers as the base price of such SARs ($10.00) would not exceed the fair market value of such SARs.

No executive officer is party to any employment or other agreement that provides for additional benefits upon a termination of employment or change in control.

The information below describes certain compensation that would be paid to our Named Executive Officers in the event of a termination of their employment and/or change in control of Oncor. The amounts shown below assume that such a termination of employment and/or change in control occurred on December 31, 2009.

1. Mr. Shapard

Potential Payments to Mr. Shapard Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance	—	—	—	—	1,787,500	2,275,000

Executive Annual Incentive Plan	—	—	487,500	487,500	—	—

Salary Deferral Program (1)	—	—	126,892	126,892	—	126,892
Health & Welfare

- Medical/COBRA (2)	—	—	—	—	11,516	11,516

- Dental/COBRA (2)	—	—	—	—	951	951
Other

- Outplacement Assistance	—	—	—	—	150,000	150,000
Totals	—	—	614,392	614,392	1,949,967	2,564,359

(1)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(2)	Amount reported is the difference between COBRA rates and employee rates for the period provided under the Severance Plan and Change in Control Policy.

2. Mr. Davis

Potential Payments to Mr. Davis Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance	—	—	—	—	450,000	450,000

Executive Annual Incentive Plan	—	—	150,000	150,000	—	—

Salary Deferral Program (1)	—	—	47,674	47,674	—	47,674
Health & Welfare

- Medical/COBRA (2)	—	—	—	—	13,509	13,509

- Dental/COBRA (2)	—	—	—	—	572	572
Other

- Outplacement Assistance	—	—	—	—	15,500	15,500
Totals	—	—	197,674	197,674	479,581	527,255

(1)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(2)	Amount reported is the difference between COBRA rates and employee rates for the period provided under the Severance Plan and Change in Control Policy.

3. Mr. Trimble

Potential Payments to Mr. Trimble Upon Termination ($)

Benefit	Retirement	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance	—	—	—	—	—	700,000	700,000

Executive Annual Incentive Plan	200,000	—	—	200,000	200,000	—	—

Salary Deferral Program (1)	72,942	72,942	72,942	77,598	77,598	72,942	77,598
Health & Welfare

- Medical/COBRA (2)	—	—	—	—	—	8,947	8,947

- Dental/COBRA (2)	—	—	—	—	—	742	742
Other

- Outplacement Assistance	—	—	—	—	—	15,500	15,500

- Split-Dollar Life Insurance (3)	32,397	—	—	1,963,402	32,397	32,397	32,397
Totals	305,339	72,942	72,942	2,241,000	309,995	830,528	835,184

(1)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(2)	Amount reported is the difference between COBRA rates and employee rates for the period provided under the Severance Plan and Change in Control Policy.
(3)	Amount reported, other than in the case of death, is the yearly premium and tax gross-up. Amount reported in the case of death is the death benefit payable by the insurance provider.

4. Mr. Jenkins

Potential Payments to Mr. Jenkins Upon Termination ($)

Benefit	Retirement	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance	—	—	—	—	—	504,167	504,167

Executive Annual Incentive Plan	129,167	—	—	129,167	129,167	—	—

Salary Deferral Program (1)	12,042	12,042	12,042	16,419	16,419	12,042	16,419
Health & Welfare

- Medical/COBRA (2)	—	—	—	—	—	13,509	13,509

- Dental/COBRA (2)	—	—	—	—	—	572	572
Other

- Outplacement Assistance	—	—	—	—	—	15,500	15,500

- Split-Dollar Life Insurance (3)	18,064	—	—	1,787,626	18,064	18,064	18,064
Totals	159,273	12,042	12,042	1,933,212	163,650	563,854	568,231

(1)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(2)	Amount reported is the difference between COBRA rates and employee rates for the period provided under the Severance Plan and Change in Control Policy.
(3)	Amount reported, other than in the case of death, is the yearly premium and tax gross-up. Amount reported in the case of death is the death benefit payable by the insurance provider.

5. Mr. Clevenger

Potential Payments to Mr. Clevenger Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance	—	—	—	—	420,000	420,000

Executive Annual Incentive Plan	—	—	120,000	120,000	—	—

Salary Deferral Program (1)	—	—	49,684	49,684	—	49,684
Health & Welfare

- Medical/COBRA (2)	—	—	—	—	13,458	13,458

- Dental/COBRA (2)	—	—	—	—	572	572
Other

- Outplacement Assistance	—	—	—	—	15,500	15,500
Totals	—	—	169,684	169,684	449,530	499,214

(1)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(2)	Amount reported is the difference between COBRA rates and employee rates for the period provided under the Severance Plan and Change in Control Policy.

Change in Control Policy

Oncor makes available the Change in Control Policy for its eligible executives. The purpose of the Change in Control Policy is to provide the payment of transition benefits to eligible executives if:

•	Their employment with the company or a successor is terminated within twenty-four months following a change in control of the company; and

•	They:

•	are terminated without cause, or

•	resign for good reason due to a reduction in salary or a material reduction in the aggregate level or value of benefits for which they are eligible.

The terms “change in control,” “without cause” and “good reason” are defined in each of the Change in Control Policy.

Our executive officers are eligible to receive the following under the Change in Control Policy:

•

A one-time lump sum cash severance payment in an amount equal to a multiple (2 times for Mr. Shapard and 1 time for each other executive officer) of the sum of the executive’s (a) annualized base salary and (b) annual target incentive award for the year of termination or resignation;

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

•

If any of the severance benefits described in the Change in Control Policy shall result in an excise tax pursuant to Code Sections 280G or 4999 of the Code, payable by the executive, a tax gross-up payment to cover such additional taxes, but subject to a cut back to the Section 280G limit if the severance benefits are less than 110% of such limit.

Severance Plan

Oncor makes available the Severance Plan to provide certain benefits to eligible executives. The purpose of the Severance Plan is to provide benefits to eligible executives who are not eligible for severance pursuant to another plan or agreement (including an employment agreement) and whose employment is involuntarily terminated for reasons other than:

•	Cause (as defined in the Severance Plan);

•	Disability of the employee, if the employee is a participant in our long-term disability plan; or

•	A transaction involving the company or any of its affiliates in which the employee is offered employment with a company involved in, or related to, the transaction.

Our executive officers are eligible to receive the following under the Severance Plan:

•

A one-time lump sum cash severance payment in an amount equal to the sum of (a) a multiple of two times for Mr. Shapard and one time for each other Named Executive Officer of the executive’s annualized base salary and (b) a prorated portion of the executive’s annual target incentive award for the year of termination;

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

•	Outplacement assistance at the company’s expense for 18 months, in the case of Mr. Shapard, and one year, in the case of other executive officers and

•	Any vested accrued benefits to which the executive is entitled under Oncor’s or EFH Corp.’s employee benefits plans.

Director Compensation

The table below sets forth information regarding the aggregate compensate on paid to the members of the board of directors during the fiscal year ended December 31, 2009. Directors who are officers of Oncor and directors who are not independent directors (as defined in the Limited Liability Company Agreement), do not receive any fees for service as a director. Oncor reimburses all directors for reasonable expenses incurred in connection with their services as directors.

Name	Fees Earned or Paid in Cash ($) (1)	Option/SARs Awards ($) (2)	Total ($)
Nora Mead Brownell	112,500	—	112,500

Thomas M. Dunning	112,500	—	112,500

Robert A. Estrada	112,500	—	112,500

Monte E. Ford	112,500	—	112,500

William T. Hill, Jr.	112,500	—	112,500

Richard W. Wortham III	112,500	—	112,500

Richard C. Byers	—	—	—

Jeffrey Liaw	—	—	—

Marc S. Lipschultz	—	—	—

Robert S. Shapard	—	—	—

Steven J. Zucchet	—	—	—

(1)	Independent directors on our board of directors each received a quarterly director’s fee of $28,125, which was paid in cash in arrears. Each of the independent directors also received a quarterly director’s fee of $9,375 for serving on the Oncor Holdings board of directors. Beginning in 2010, our board of directors will receive a quarterly director’s fee of $33,750 for service on Oncor’s board of directors and $3,750 for service on Oncor Holdings’ board of directors, each to be paid in cash in arrears. Non-independent directors do not receive any fees for serving on our board of directors. For a description of the independence standards applicable to our independent directors, please see “Certain Relationships and Related Transactions, and Director Independence.”
(2)	We do not award options but SARs were granted in February 2009 to each of the independent directors who purchased Class B Interests, as discussed below. The SARs granted to these independent directors were as follows: Mr. Dunning: 20,000; Mr. Estrada: 5,000; Mr. Ford: 20,000; and Mr. Wortham: 10,000. As described below under “- Director SARs Plan”, the SARs are only exercisable upon the satisfaction of certain conditions. No compensation cost is recognized under FASB ASC Topic 718 as it is not probable that any event pursuant to the Director SARs Plan that would allow the SARs to become exercisable would take place. The grant date fair value of the SARs is $3.40 per SAR. The grant date fair value of the SARs was calculated in accordance with accounting guidance provided for stock compensation. The Monte Carlo simulation approach was used to value the SARs. The SARs’ value was calculated using the Black-Scholes formula with a maturity equal to half of the time period between the liquation date (as defined below) and the expiration date (as defined below). Other assumptions made in the valuation are as follows: (i) a liquidity event (as defined in the SARs Plan) assumed to occur December 31, 2012 (the liquidation date) causing the SARs to become exercisable at that time; (ii) a unit price of Oncor’s membership interests of $10.00 per unit; (iii) equity volatility was assumed to be 27.1% based on average volatility of the historical weekly stock price returns of nine comparable companies and the historical prices correspond to a period matching the expected holding period as of the valuation date (6.93 years); (iv) the risk free rate for discounting the expected SARs value is 1.73%, equal to the 4-year US Constant Maturity Treasury Rate as of February 25, 2009, which rate was used to simulate the stock price as of the liquidation date and to discount the expected SARs value on the liquidation date to the valuation date; (v) the risk free rate for evaluating the expected SARs value on the liquidation date of 3.23% was equal to the forward rate corresponding to the expected holding period on the liquidation date, which risk free rate was used to evaluate the Black-Scholes option price; (vi) the SARs expiration date will be February 25, 2019; and (vii) the discount rate equals the risk free rate and the discount period is the period between the valuation date and the vesting date. The SARs under the Director SARs Plan held a higher fair value on the grant date versus the grant date fair value of the SARs previously granted under the SARs Plan mainly because the SARs under the Director SARs Plan do not have a performance vesting requirement and are fully vested by the assumed liquidation date.

Purchases of Class B Interests

Eligible participants in the Equity Interests Plan include non-employee directors, and our board of directors has granted independent directors the option to purchase Class B Interests pursuant to the Equity Interests Plan. For a description of the Equity Interests Plan, see “– Elements of Compensation – Long-Term Incentives – Equity Interests Plan and Management Investment Opportunity.”

Effective January 2009 four of our independent directors, Messrs. Dunning, Estrada, Ford and Wortham, purchased the following amounts of Class B Interests pursuant to the Equity Interests Plan: Dunning: 20,000, Estrada: 5,000, Ford: 20,000 and Wortham: 10,000. Similar to the Management Investment Opportunity, these Class B Interests were purchased at a price of $10.00 per unit. Because the Class B Interests were purchased for fair market value, they are not included in the Director Compensation Table as stock awards. In connection with their investments, these directors entered into director stockholder agreements and sale participation agreements. For a description of the material terms of these agreements, please see “Certain Relationships and Related Transactions, and Director Independence – Related Party Transactions – Agreements with Management and Directors.”

In connection with these investments, Oncor Holdings sold 55,000 of its equity interests in Oncor to Investment LLC at a price of $10.00 per unit pursuant to the terms of a revolving stock purchase agreement. For a description of the revolving stock purchase agreement, see “– Elements of Compensation – Long-Term Incentives – Equity Interests Plan and Management Investment Opportunity.”

Director SARs Plan

On February 25, 2009, Oncor implemented the Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan (Director SARs Plan). The O&C Committee has the authority to administer the Director SARs Plan and to make awards under the Director SARs Plan. The awards under the Director SARs Plan will have a base price equal to the fair market value per unit of Oncor’s limited liability company interests (LLC Units) on the date of the grant and will allow participants to participate in the economic equivalent of the appreciation of the LLC Units. Each of the independent directors who purchased Class B Interests in January 2009 received one SAR for each Class B Interests purchased.

Under the Director SARs Plan, the O&C Committee may grant SARs to directors. The SARs granted under the Director SARs Plan vest in equal quarterly installments over a two year period commencing on the grant date. All SARs become exercisable upon the occurrence of (1) termination of the director’s service to Oncor or certain specified entities for any reason other than for “cause” (as defined in the Director SARs Plan) in connection with or following a “change in control” (as defined in the Director SARs Plan); (2) except as otherwise provided in an award letter and subject to the participant’s continued service with Oncor on the date of the applicable event, vested SARs become exercisable as to the LLC Units subject to such vested SARs immediately prior to an “EFH realization event” (as defined in the SARs Plan) in the same proportion as EFH Corp. or certain associated persons realize liquidity in connection with such event; (3) except as otherwise provided in an award letter, upon the termination of the participant’s service with Oncor or certain specified entities for any reason other than for cause, any vested SARs will become exercisable with respect to (a) 100% of the LLC Units subject to such SARs in the event of a change in control or “liquidity event” (as defined in the Director SARs Plan), or (b) upon an EFH realization event, the same proportion as EFH Corp. or certain associated persons realize liquidity in connection with such event. In the event a participant’s services with Oncor or certain specified entities is terminated for cause, all SARs, whether or not vested, shall immediately expire without any entitlement to payment. In addition to the foregoing, Oncor’s board of directors and the O&C Committee have the right to accelerate vesting and exercisability of a participant’s award under the SARs Plan.

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

Equity Compensation Plan Information

The following table presents information concerning the Stock Appreciation Rights Plan and Director Stock Appreciation Rights Plan (collectively, the Plans) as of December 31, 2009. For a discussion of the Plans and the stock appreciation rights (SARs) issuable under the Plans, see “Directors, Executive Officers and Corporate Governance – Compensation Discussion & Analysis – Compensation Elements – Long-Term Incentives – Stock Appreciation Rights” and “Directors, Executive Officers and Corporate Governance – Director Compensation.”

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	—	—	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	—

(1)	As required by the terms of the Limited Liability Company Agreement, Oncor obtained the consent of Intermediate Holding to issue SARs under the Plans. Consents from Oncor’s other members were not solicited as they are not required under the Limited Liability Company Agreement.
(2)	Neither of the Plans result in the issuance of equity. Rather, SARs issued under the Plans give the holders the right to receive the economic value of the appreciation of Oncor’s equity interests.

Our executive officers, certain key employees and independent members of our board of directors were given the option to purchase Class B Interests of Investment LLC in 2008 pursuant to the Management Investment Opportunity offered under the Equity Interests Plan. Each participant in the Management Investment Opportunity purchased Class B Interests at a price of $10.00 per unit, which was the same price per unit as the price per unit paid by Texas Transmission in connection with its November 2008 investment in Oncor. Because the Class B Interests were purchased for fair market value, and it is expected that any future issuances under the Equity Interests Plan will be subject to the same purchase requirement, Oncor does not consider the grants to be compensation. Refer to “Directors, Executive Officers and Corporate Governance – Compensation Discussion and Analysis – Compensation Elements – Long Term Incentives – Equity Interests Plan and Management Investment Opportunity” for a more detailed discussion of the Equity Interests Plan and Management Investment Opportunity.

Security Ownership of Equity Interests of Oncor of Certain Beneficial Owners and Management

The following table lists the number of limited liability company units (LLC Units) of Oncor beneficially owned by directors and current executive officers of Oncor and the holders of more than 5% of Oncor’s LLC Units as of February 17, 2010.

Name	Amount and Nature of Beneficial Ownership	Percent of Class
Oncor Electric Delivery Holdings Company (1)	508,209,860	80.03%

Texas Transmission Investment LLC (2)	125,412,500	19.75%

The Goldman Sachs Group, Inc. (3)	508,209,860	80.03%

TPG Capital, L.P. (4)	508,209,860	80.03%

Kohlberg Kravis Roberts & Co. L.P. (5)	508,209,860	80.03%

Name of Director or Executive Officer
Nora Mead Brownell	—	—

Richard C. Byers	—	—

Don J. Clevenger (6)	1,377,640	(7)

David M. Davis (6)	1,377,640	(7)

Thomas M. Dunning (6)	1,377,640	(7)

Robert A. Estrada (6)	1,377,640	(7)

Monte E. Ford (6)	1,377,640	(7)

William T. Hill, Jr.	—	—

Charles W. Jenkins III (6)	1,377,640	(7)

Jeffrey Liaw (4)	508,209,860	80.03%

Marc S. Lipschultz (5)	508,209,860	80.03%

Robert S. Shapard (6)	1,377,640	(7)

Rob D. Trimble III	—	—

Richard W. Wortham III (6)	1,377,640	(7)

Steven J. Zucchet	—	—
All directors and current executive officers as a group (19 persons)	509,587,500	80.25%

(1)	Oncor Holdings beneficially owns 508,209,860 LLC Units of Oncor. The sole member of Oncor Holdings is Intermediate Holding, whose sole member is EFH Corp. The address of each of Oncor Holdings, Intermediate Holding and EFH Corp. is 1601 Bryan Street, Dallas, TX 75201. Texas Holdings beneficially owns 98.99% of the outstanding shares of EFH Corp. The sole general partner of Texas Holdings is Texas Energy Future Capital Holdings LLC (Texas Capital), which, pursuant to the Amended and Restated Limited Partnership Agreement of Texas Holdings, has the right to vote all of the EFH Corp. shares owned by Texas Holdings. The address of both Texas Holdings and Texas Capital is 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(2)	Texas Transmission beneficially owns 125,412,500 LLC Units of Oncor. The sole member of Texas Transmission is Texas Transmission Holdings Corporation (TTHC). The address of each of Texas Transmission and TTHC is 1105 North Market Street, Suite 1300, Wilmington, DE 19801. BPC Health Corporation (BPC Health) and Borealis Power Holdings Inc. (Borealis Power) may be deemed, as a result of their ownership of 49.5% of the shares of Class A Common Stock of TTHC (Class A Shares) and 49.5% of the shares of Class B Common Stock of TTHC (Class B Shares), respectively, and certain provisions of TTHC’s Shareholders Agreement, to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. OMERS Administration Corporation (OAC) beneficially owns BPC Health and, therefore, OAC may also be deemed to have beneficial ownership of such LLC Units. Borealis Power is wholly-owned by Borealis Infrastructure Corporation and Borealis Management Trust owns 70% of the voting shares of Borealis Infrastructure Corporation. The trustee of Borealis Management Trust is Borealis Infrastructure Holdings Corporation and, therefore, Borealis Infrastructure Holdings Corporation may also be deemed to have beneficial ownership of such LLC Units. The address of OAC is One University Avenue, Suite 700, Toronto, Ontario M5J 2P1, Canada. The address of Borealis Infrastructure Holdings Corporation is 66 Wellington Street West, Suite 3600, Toronto, Ontario, M5K 1N6, Canada. Cheyne Walk Investment Pte Ltd (Cheyne Walk) may be deemed, as a result of its ownership of 49.5% of each of the Class A Shares and the Class B Shares, and certain provisions of TTHC’s Shareholders Agreement, to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. Government of Singapore Investment Corporation Pte Ltd (GIC) beneficially owns Cheyne Walk and therefore GIC may also be deemed to have beneficial ownership of such LLC Units. The address of each of Cheyne Walk and GIC is 168 Robinson Road, #37-01, Capital Tower, Singapore 068912. Hunt Strategic Utility Investment, L.L.C. (Hunt Strategic) may be deemed, as a result of its ownership of 1% of each of the Class A Shares and the Class B Shares, and certain provisions of TTHC’s Shareholders Agreement, to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. Ray L. Hunt (Hunt) beneficially owns Hunt Strategic and therefore Hunt may also be deemed to have beneficial ownership of such LLC Units. The address of each of Hunt Strategic and Hunt is 1900 North Akard, Dallas, Texas 75201.
(3)	Includes the 508,209,860 equity interests owned by Oncor Holdings, over which GS Capital Partners VI Fund, L.P., GSCP VI Offshore TXU Holdings, L.P., GSCP VI Germany TXU Holdings, L.P., GS Capital Partners VI Parallel, L.P., GS Global Infrastructure Partners I, L.P., GS Infrastructure Offshore TXU Holdings, L.P. (GSIP International Fund), GS Institutional Infrastructure Partners I, L.P., Goldman Sachs TXU Investors L.P. and Goldman Sachs TXU Investors Offshore Holdings, L.P. (Goldman Entities) may be deemed, as a result of their ownership of 27.02% of Texas Capital’s outstanding units and certain provisions of the Texas Capital LLC Agreement, to have shared voting or dispositive power. Affiliates of The Goldman Sachs Group, Inc. (Goldman Sachs) are the general partner, managing general partner or investment manager of each of the Goldman Entities, and each of the Goldman Entities shares voting and investment power with certain of their respective affiliates. Each of Goldman Sachs and the Goldman Entities disclaims beneficial ownership of such shares of common stock except to the extent of its pecuniary interest therein. The address of each entity listed in this footnote is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York 10004.
(4)	Includes the 508,209,860 equity interests owned by Oncor Holdings, over which TPG Partners V, L.P., TPG Partners IV, L.P., TPG FOF V-A, L.P. and TPG FOF V-B, L.P. (TPG Entities) may be deemed, as a result of their beneficial ownership of 27.01% of the outstanding units of Texas Capital’s outstanding units and certain provisions of Texas Capital’s Amended and Restated Limited Liability Company Agreement (Texas Capital LLC Agreement), to have shared voting or dispositive power. The ultimate general partners of the TPG Entities are TPG Advisors IV Inc. and TPG Advisors V Inc. David Bonderman and James Coulter are the sole shareholders and directors of TPG Advisors IV Inc. and TPG Advisors V Inc., and therefore, Messrs. Bonderman and Coulter, TPG Advisors IV Inc. and TPG Advisors V Inc. may each be deemed to beneficially own the LLC Units held by the TPG Entities. Mr. Liaw is a manager of Texas Capital and executive of TPG Capital, L.P. By virtue of his position in relation to Texas Capital and the TPG Entities, Mr. Liaw may be deemed to have beneficial ownership with respect to the LLC Units of Oncor owned by Oncor Holdings. Mr. Liaw disclaims beneficial ownership of such equity interests except to the extent of his pecuniary interest in those equity interests. The address of each entity and individual listed in this footnote is 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(5)	Includes the 508,209,860 equity interests owned by Oncor Holdings, over which KKR 2006 Fund L.P., KKR PEI Investments, L.P., KKR Partners III, L.P. KKR North American Co-Invest Fund I L.P. and TEF TFO Co-Invest, LP (KKR Entities) may be deemed, as a result of their beneficial ownership of 37.05% of the outstanding units of Texas Capital and certain provisions of Texas Capital’s LLC Agreement, to have shared voting or dispositive power. The KKR Entities disclaim beneficial ownership of any LLC Units in which they do not have a pecuniary interest. Mr. Lipschultz is a manager of Texas Capital and an executive of Kohlberg Kravis Roberts & Co. L.P. By virtue of his position in relation to Texas Capital and the KKR Entities, Mr. Lipschultz may be deemed to have beneficial ownership with respect to the Oncor LLC Units owned by Oncor Holdings. Mr. Lipschultz disclaims beneficial ownership of such LLC Units except to the extent of his pecuniary interest in those LLC Units. The address of each entity and individual listed in this footnote is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, New York 10019.
(6)	Includes the 1,377,640 equity interests owned by Investment LLC. The managing member of Investment LLC is Oncor, which holds all of the outstanding voting interests of Investment LLC. The management and board of directors of Oncor may be deemed, as a result of their management of Oncor, to have shared voting or dispositive power. The following Named Executive Officers and directors each hold the following percentages of the outstanding non-voting membership interests of Investment LLC: Mr. Clevenger: 3.63% (including 0.63% of the aggregate outstanding non-voting membership interests that are held by the Salary Deferral Program on Mr. Clevenger’s behalf), Mr. Davis: 3.63% (including 0.63% of the aggregate outstanding non-voting membership interests that are held by the Salary Deferral Program on Mr. Davis’s behalf), Mr. Dunning: 1.45%, Mr. Estrada: 0.32%, Mr. Ford: 1.45%, Mr. Jenkins: 5.44% (including 1.05% of the aggregate outstanding non-voting membership interests that are held by the Salary Deferral Program on Mr. Jenkins’s behalf) , Mr. Shapard: 21.78% and Mr. Wortham: 0.73%. Each of Messrs. Clevenger, Davis, Dunning, Estrada, Ford, Jenkins, Shapard and Wortham disclaims beneficial ownership of such equity interests except to the extent of their pecuniary interest in those equity interests. See “Compensation Discussion and Analysis – Compensation Elements – Long-Term Incentives – Equity Interests Plan and Management Investment Opportunity” for a discussion of investments in Investment LLC by certain of Oncor’s executive officers and “Director Compensation” for a discussion of investments in Investment LLC by certain of Oncor’s independent directors. The address of each individual named in this footnote is c/o Oncor Management Investment LLC, c/o Oncor Electric Delivery Company LLC, 1601 Bryan Street, 22nd Floor, Dallas, Texas, 75201, Attn: Legal Department.
(7)	Less than 1% beneficial ownership.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures Relating to Related Party Transactions

Oncor’s board of directors has adopted a policy regarding related person transactions as part of Oncor’s corporate governance guidelines. Under this policy, a related person transaction shall be consummated or shall continue only if:

1.	the audit committee of the board of directors approves or ratifies such transaction in accordance with the policy and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party;

2.	the transaction is approved by the disinterested members of the board of directors; or

3.	the transaction involves compensation approved by the O&C Committee of the board of directors.

For purposes of this policy, the term “related person” means any related person pursuant to Item 404 of Regulation S-K of the Securities Act.

A “related person transaction” is a transaction between Oncor and a related person (including any transactions requiring disclosure under Item 404 of Regulation S-K under the Securities Act, if applicable), other than the types of transactions described below, which are deemed to be pre-approved by the audit committee:

1.	any compensation paid to a director if the compensation is required to be reported under Item 402 of Regulation S-K of the Securities Act;

2.	any transaction with another company at which a related person’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s ownership interests;

3.	any charitable contribution, grant or endowment by Oncor to a charitable organization, foundation or university at which a related person’s only relationship is as an employee (other than an executive officer) or director;

4.	transactions where the related person’s interest arises solely from the ownership of Oncor’s equity securities and all holders of that class of equity securities received the same benefit on a pro rata basis;

5.	transactions involving a related party where the rates or charges involved are determined by competitive bids;

6.	any transaction with a related party involving the rendering of services as a common or contract carrier, or public utility, as rates or charges fixed in conformity with law or governmental authority;

7.	any transaction with a related party involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar service;

8.	transactions available to all employees or customers generally (unless required to be disclosed under Item 404 of Regulation S-K of the Securities Act, if applicable); and

9.	transactions involving less than $100,000 when aggregated with all similar transactions.

Oncor’s board of directors has determined that it is appropriate for its audit committee to review and approve or ratify related person transactions. Accordingly, at least annually, management reviews related person transactions to be entered into by Oncor, if any. After review, the audit committee of the board of directors approves/ratifies or disapproves such transactions. Management must update the audit committee as to any material changes to such related person transactions. In unusual circumstances, Oncor may enter into related person transactions in advance of receiving approval, provided that such related person transactions are reviewed and ratified as soon as reasonably practicable by the audit committee of the board of directors. If the audit committee determines not to ratify such transactions, Oncor shall make all reasonable efforts to cancel or otherwise terminate such transactions.

The related person transactions described below under the heading “Related Party Transactions” were approved prior to the adoption of our related party transactions policy. Except as otherwise indicated, these transactions were approved by the board of directors of Oncor. The related person transactions policy described above does not apply to transactions with EFH Corp. or its subsidiaries. Accordingly, the transactions with EFH Corp. or its subsidiaries were not approved by the board of directors or audit committee and were approved by Oncor’s management.

Our Limited Liability Company Agreement (as defined below) also provides that we will maintain an arm’s length relationship with EFH Corp., its successors, its subsidiaries and any individual or entity controlling or owning, directly or indirectly, more than 49% of our outstanding equity interests (collectively, the EFH Group Members), other than Oncor Holdings, Texas Transmission and each of their subsidiaries and only enter into transactions, other than certain specified transactions, with the EFH Group Members that are both (i) on a commercially reasonable basis, and (ii) if such transaction is material, approved by (a) a majority of the members of our board of directors, and (b) prior to a Trigger Event (as defined in our Limited Liability Company Agreement), the directors appointed by Texas Transmission, at least one of whom must be present and voting in order to approve the transaction.

Related Party Transactions

Transactions with EFH Corp. and its Subsidiaries

Transactions described below were between Oncor and either EFH Corp. or its wholly-owned subsidiaries (other than the subsidiary described under “—Limited Partnership Interest”) and were approved by Oncor’s management.

Transactions with TCEH

Oncor records revenue from TCEH, principally for electricity delivery fees, which totaled $1 billion for each of the years ended December 31, 2009 and 2008, $209 million for the period October 11, 2007 through December 31, 2007 and $823 million for the period January 1, 2007 through October 10, 2007.

Oncor records interest income from TCEH with respect to Oncor’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor’s bankruptcy-remote financing subsidiary. The interest income serves to offset Oncor’s interest expense on the transition bonds. This interest income totaled $42 for the year ended December 31, 2009, $46 million for the year ended December 31, 2008, $11 million for the period October 11, 2007 through December 31, 2007, and $38 million for the period January 1, 2007 through October 10, 2007.

Incremental amounts payable by Oncor related to income taxes as a result of delivery fee surcharges to its customers related to transition bonds are reimbursed by TCEH. Oncor’s financial statements reflect a note receivable from TCEH of $254 million ($37 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2009, $289 million ($35 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2008 and $323 million ($34 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2007 related to these income taxes.

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH’s balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor and remitted to TCEH. These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (also reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in the Oncor and TCEH intercompany receivable/payable, which in turn results in a change in Oncor’s reported net regulatory asset/liability. The regulatory asset of $85 million and $127 million at December 31, 2009 and 2008, respectively, represents the excess of the net decommissioning liability over the trust fund balance. The regulatory liability of $13 million at December 31, 2007 represents the excess of the trust fund balance over the net decommissioning liability.

Oncor held cash collateral of $15 million on each of December 31, 2009, 2008 and 2007 from TCEH related to interconnection agreements for three generation units being developed by TCEH. The collateral is reported in Oncor’s balance sheet in other current liabilities.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of December 31, 2009, 2008 and 2007, TCEH had posted letters of credit in the amounts of $15 million, $13 million and $14 million, respectively, for the benefit of Oncor.

Services provided by EFH Subsidiaries

An EFH Corp. subsidiary charges Oncor for financial and certain other administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $22 million for the year ended December 31, 2009, $24 million for the year ended December 31, 2008, $6 million for the period October 11, 2007 through December 31, 2007, and $20 million for the period January 1, 2007 through October 10, 2007.

Services provided to EFH Subsidiaries

Subsidiaries of EFH Corp. paid Oncor $696 thousand and $742 thousand for the years ended December 31, 2009 and 2008, respectively, $1 million for the period October 11, 2007 through December 31, 2007 and $7 million for the period January 1, 2007 through October 10, 2007, with respect to services provided by Oncor to such EFH Corp. subsidiaries (excluding revenue, including electricity delivery fees, collected from TCEH). These services include environmental health and safety lab, waste management and fleet management.

Warehouse transactions

Oncor and EFH Corp. subsidiaries occasionally issue materials from their warehouses and bill each other for these transactions. Oncor paid EFH Corp. subsidiaries $2 million and $497 thousand related to warehouse transactions for the years ended December 31, 2009 and 2008, respectively, $82 thousand for the period October 11, 2007 through December 31, 2007 and $363 thousand for the period January 1, 2007 through October 10, 2007. EFH Corp. subsidiaries paid Oncor $3 million and $5 million related to warehouse transactions for the years ended December 31, 2009 and 2008, respectively, $440 thousand for the period October 11, 2007 through December 31, 2007 and $3 million for the period January 1, 2007 through October 10, 2007.

Real Estate Transactions/Shared Facilities

Oncor and EFH Corp. subsidiaries also bill each other for shared facilities. Oncor’s payments to EFH Corp. and/or its subsidiaries with respect to shared facilities (including lease payments, utilities and telecommunications equipment) totaled $4 million for each of the years ended December 31, 2009 and 2008. Oncor’s payments with respect to shared facilities totaled $167 thousand for the period October 11, 2007 through December 31, 2007 and zero for the period January 1, 2007 through October 10, 2007. Payments from EFH Corp. and/or its subsidiaries to Oncor with respect to shared facilities totaled $384 thousand and $1 million for the years ended December 31, 2009 and 2008, respectively, $96 thousand for the period October 11, 2007 through December 31, 2007 and $400 thousand for the period January 1, 2007 through October 10, 2007.

In December 2009, Oncor paid TCEH (Luminant Generation Company) $2 million to purchase 279.808 acres of land in fee and distribution and transmission easements at Parkdale Steam Electric Station. The purchase price was the appraised market value of the property.

Pension Plans and the OPEB Plan

Oncor is a participating employer in the EFH Retirement Plan, a defined benefit pension plan sponsored by EFH Corp. Oncor makes contributions to the EFH Corp. pension plan. Contributions for 2009, 2008 and 2007 totaled $66 million, $46 million and $3 million, respectively. For further information, see Note 16 to Financial Statements under “Pension and Other Postretirement Employee Benefits”.

Limited Partnership Interest

Oncor has a 19.5% limited partnership interest, with a carrying value of $3 million at December 31, 2009, in an EFH Corp. subsidiary holding principally software-related assets. Equity losses related to this interest are reported in other deductions and totaled $2 million for the year ended December 31, 2009. These losses primarily represent amortization of software assets held by the subsidiary.

Agreements with Oncor Members

Tax-Sharing Agreement

Under the terms of a tax sharing agreement among Oncor, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., Oncor is generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests in Oncor, in an aggregate amount that is substantially equal to the amount of taxes that Oncor would have been required to pay if Oncor was filing its own income tax return. See Note 1 to Financial Statements under “Income Taxes”. Under the terms of this agreement, Oncor had amounts due to EFH Corp. related to income taxes due currently in respect of income of Oncor totaling $8 million at December 31, 2009, and amounts due from EFH Corp. related to income taxes of $21 million and $29 million at December 31, 2008 and 2007, respectively. See Note 7 to Financial Statements regarding the tax sharing agreement. Pursuant to the terms of the tax sharing agreement, for the years ended December 31, 2009 and 2008, Oncor paid each of Texas Transmission an aggregate of $8.7 million and $2.7 million, respectively, and Investment LLC an aggregate of $96 thousand and $28 thousand, respectively.

Pursuant to the terms of Investment LLC’s limited liability company agreement, Investment LLC dividends cash it receives from Oncor to the holders of Class B Interests pro rata in accordance with their Class B Interests. See “Compensation Discussion and Analysis – Compensation Elements – Long-Term Incentives – Equity Interests Plan and Management Investment Opportunity” for a discussion of investments in Investment LLC by certain of Oncor’s executive officers and “Director Compensation” for a discussion of investments in Investment LLC by certain of Oncor’s independent directors. The amounts distributed by Investment LLC to the holders of Class B Interests consist of both (1) Investment LLC’s pro rata share of any dividends paid by Oncor to its members with respect to Oncor’s earnings, and (2) Investment LLC’s pro rata share of any amounts paid by Oncor to its members pursuant to Oncor’s obligations under the tax sharing agreement.

Second Amended and Restated Limited Liability Company Agreement of Oncor

The Second Amended and Restated Limited Liability Company Agreement of Oncor (as amended, Limited Liability Company Agreement), among other things, sets out the members’ respective governance rights in respect of their ownership interests in Oncor. Among other things, the Limited Liability Company Agreement provides for the management of Oncor by a board of directors consisting of 11 members, including at least six Independent Directors (as defined in Limited Liability Company Agreement), two directors designated directly or indirectly by Texas Transmission (subject to certain conditions), two directors designated indirectly by EFH Corp. and one director that is also an officer of Oncor. Texas Transmission also has the right to designate one non-voting observer to the board of directors, who is entitled to attend all meetings of the board of directors (subject to certain exceptions) and receive copies of all notices and materials provided to the board of directors.

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

Registration Rights Agreement

In November 2008, Oncor entered into a registration rights agreement (Registration Rights Agreement) by and among Oncor, Oncor Holdings, Texas Transmission and EFH Corp. The Registration Rights Agreement grants customary registration rights to certain members of Oncor. Subject to certain limitations set forth in the Registration Rights Agreement, these rights include, without limitation, the following: (i) the right of Oncor Holdings at any time, and after ten years from the date of the Registration Rights Agreement, the right of Texas Transmission, to demand that Oncor register a specified amount of membership interests in accordance with the Securities Act of 1933, as amended; (ii) the right of both Oncor Holdings and Texas Transmission to demand registration of a specified amount of membership interests following an initial public offering; and (iii) the right of all members that are parties to the Registration Rights Agreement to have their membership interests registered if Oncor proposes to file a registration statement relating to an offering of its membership interests (with certain exceptions).

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

Under the terms of Oncor’s revolving credit facility, the commitments of the lenders to make loans to Oncor are several and not joint. During each of the years ended December 31, 2009 and 2008, the largest principal amount outstanding under the revolving credit facility attributable to the lender commitments of affiliates of GS Capital Partners was $25 million and $182 million, respectively. Interest rates under the credit facility for these periods ranged from 0.58% to 1.98% and 1.98% to 5.73%, respectively. For the period from October 10, 2007 (the date Oncor entered into the credit facility) to December 31, 2007, the largest principal amount outstanding under the revolving credit facility attributable to the lender commitments of affiliates of GS Capital Partners was $248 million. Interest rates under the credit facility for this period ranged from 5.23% to 5.72%. As of February 17, 2010, Oncor’s outstanding borrowings under the credit facility attributable to the lender commitments of affiliates of GS Capital Partners totaled $28 million at an interest rate of 0.58%.

At each of December 31, 2009, 2008 and 2007, Oncor had outstanding borrowings under the credit facility attributable to the lender commitments of affiliates of GS Capital Partners totaling $25 million, $15 million and $165 million, respectively, with an interest rate of 0.58%, 1.98% and 5.70%, respectively, at the end of the respective period. See Note 10 to the Financial Statements for additional information regarding the revolving credit facility.

Affiliates of the Sponsor Group have, and from time to time may, acquire debt or debt securities issued by Oncor in open market transactions or loan syndications. In connection with Oncor’s $1.5 billion senior secured notes (Notes) private placement offering in September 2008, Oncor entered into a registration rights agreement with Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the initial purchasers in the private placement. Pursuant to the registration statement Oncor agreed, subject to certain exceptions, to file a registration statement with the SEC with respect to a registered offer to exchange the Notes for publicly registered notes (Exchange Offer Registration Statement), or under certain circumstances, a shelf registration statement to cover resales of the Notes (Shelf Registration Statement). Oncor also agreed to file a registration statement containing a “market making prospectus” and to keep it effective, subject to certain exceptions, for a period of ten years after the issue date of the Notes. Oncor filed both the Exchange Offer Registration Statement and a market making prospectus for the benefit of Goldman, Sachs & Co. in 2009.

Oncor has entered into, and may continue to enter into, arrangements with members of the Sponsor Group and/or their respective affiliates to use their products and services in the ordinary course of their business, which often result in revenues to members of the Sponsor Group or their respective affiliates in excess of $120,000 annually.

Agreements with Management and Directors

Each executive officer participating in the Management Investment Opportunity entered into a management stockholder’s agreement and sale participation agreement with Oncor. Each director that purchased Class B Interests of Investment LLC in 2009 entered into a director stockholder’s agreement and a sale participation agreement with Oncor. The terms of these agreements, which were approved by the O&C Committee, are detailed below.

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

Furthermore, the management stockholder’s agreement provides that, subject to certain conditions, the participant will receive certain piggy-back rights to sell its Oncor equity interests and Class B Interests to Oncor if there is a proposed sale by the Sponsor Group or Texas Holdings of (1) the common stock of EFH Corp.; or (2) a sale of 50% or more of the outstanding partnership interests of Texas Holdings. Subject to certain conditions, the participant will also receive these rights if Oncor Holdings proposes to sell any of its Oncor equity interests. Additionally, the participant will be subject to certain drag-along rights in the event (a) Texas Holdings or a member of the Sponsor Group proposes to sell a number of shares of common stock of EFH Corp. or limited partnership interests of Texas Holdings equal to 50% or more of the outstanding shares of common stock of EFH Corp. or limited partnership interests of Texas Holdings, as applicable; or (b) Oncor Holdings proposes to sell 50% or more of the outstanding Oncor equity interests. Generally, the rights described in this paragraph will terminate on the earlier of a change in control of Oncor or October 10, 2012.

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

Furthermore, the director stockholder’s agreement provides that, subject to certain conditions, the participant will receive certain piggy-back rights to sell its Oncor equity interests and Class B Interests to Oncor if there is a proposed sale by the Sponsor Group or Texas Holdings of (1) the common stock of EFH Corp.; or (2) 50% or more of the outstanding partnership interests of Texas Holdings. Subject to certain conditions, the participant will also receive these rights if Oncor Holdings proposes to sell any of its Oncor equity interests. Additionally, the participant will be subject to certain drag-along rights in the event (a) Texas Holdings or a member of the Sponsor Group proposes to sell a number of shares of common stock of EFH Corp. or limited partnership interests of Texas Holdings equal to 50% or more of the outstanding shares of common stock of EFH Corp. or limited partnership interests of Texas Holdings, as applicable; or (b) Oncor Holdings proposes to sell 50% or more of the outstanding Oncor equity interests. Generally, the rights described in this paragraph will terminate on the earlier of a change in control of Oncor or five years from the date of the agreement.

Sale Participation Agreements

The sale participation agreements entered into by members of Oncor’s management and board of directors in connection with their investments in Investment LLC give us, Oncor Holdings and certain of Oncor Holdings’ investors drag-along rights in the event Oncor, Oncor Holdings or certain of Oncor Holdings’ investors engage in corporate transactions in which they sell a direct or indirect equity interest in Oncor. In addition, the sale participation agreement gives the participant tag-along rights in the event Oncor, Oncor Holdings or certain of Oncor Holdings’ investors engage in corporate transactions in which they sell a direct or indirect equity interest in Oncor. The form of sale participation agreement entered into by management is identical to the form of sale participation agreement entered into by directors, except with respect to termination of the agreement. In the case of management, the rights described in this paragraph will terminate on the earlier of (1) a change in control of Oncor or (2) the later of (a) October 10, 2012 or (b) certain public offerings of Oncor’s equity interests. In the case of directors, the rights described in this paragraph will terminate on the earlier of (i) a change in control of Oncor or (ii) the later of (x) five years from the date of the agreement or (y) certain public offerings of Oncor’s equity interests.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

The Audit Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed in 2009 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (Deloitte & Touche) were pre-approved by the Oncor Audit Committee.

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

Compliance with the Audit Committee’s policy relating to the engagement of Deloitte & Touche is monitored on behalf of the Audit Committee by Oncor’s chief internal audit executive. Reports from Deloitte & Touche and the chief internal audit executive describing the services provided by Deloitte & Touche and fees for such services are provided to the Audit Committee no less often than quarterly.

For the years ended December 31, 2009 and 2008, fees billed to Oncor by Deloitte & Touche were as follows:

	2009	2008
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$1,364,000	$1,371,000

Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	286,000	280,000

Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	—	160,000

All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews and litigation and rate case assistance	—	—

Total	$1,650,000	$1,811,000

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits:

Exhibits	Previously Filed* With File Number	As Exhibit
3(i)	Articles of Incorporation

3(a)	333-100240 Form 10-Q (filed November 14, 2007)	3(a)	—	Certificate of Formation of Oncor Electric Delivery Company LLC.

3(ii)	By-laws

3(b)	333-100240 Form 10-Q (filed November 6, 2008)	3(a)	—	Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, dated as of November 5, 2008, by and among Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Oncor Management Investment LLC.

3(c)	333-100240 Form 10-K (2008) (filed March 3, 2009)	3(c)	—	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, entered into as of February 18, 2009, by and among Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Oncor Management Investment LLC

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.

4(b)	1-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(c)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2012 and 7.000% Senior Notes due 2032.

4(d)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2015 and 7.250% Senior Notes due 2033.

4(e)	333-100240 Form 10-Q (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated May 15, 2008, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

Exhibits	Previously Filed* With File Number	As Exhibit
4(f)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.

4(g)	333-100240 Form 10-Q (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated May 15, 2008, to Indenture and Deed of Trust, dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(h)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 5% Debentures due 2007 and 7% Debentures due 2022.

4(i)	333-100240 Form 8-K (filed September 9, 2008)	4.1	—	Officer’s Certificate, dated September 8, 2008, establishing the terms of Oncor Electric Delivery Company LLC’s 5.95% Senior Secured Notes due 2013, 6.80% Senior Secured Notes due 2018 and 7.50% Senior Secured Notes due 2038.

4(j)	333-100240 Form 10-Q (filed November 6, 2008)	4(c)	—	Investor Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

4(k)	333-100240 Form 10-Q (filed November 6, 2008)	4(d)	—	Registration Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Energy Future Holdings Corp. and Texas Transmission Investment LLC.

4(l)	333-100240 Form 10-Q (filed May 15, 2008)	4(a)	—	Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, by Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York, as Collateral Agent.

4(m)	333-100240 Form 10-K (2008) (filed March 3, 2009)	4(n)	—	First Amendment to Deed of Trust, dated as of March 2, 2009, by and between Oncor Electric Delivery Company LLC and The Bank of New York Mellon (formerly The Bank of New York) as Trustee and Collateral Agent.

(10)	Material Contracts.

Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)	333-100240 Form 10-K (2007) (filed March 31, 2008)	10(i)	—	Oncor Electric Delivery Company LLC Non-employee Director Compensation Arrangement.

10(b)	1-12833 Form 8-K (filed May 23, 2005)	10.7	—	Energy Future Holdings Corp. 2005 Executive Severance Plan.

Exhibits	Previously Filed* With File Number	As Exhibit
10(c)	1-12833 Form 8-K (filed May 23, 2005)	10.6	—	Energy Future Holdings Corp. Executive Change in Control Policy.

10(d)	333-153529 Amendment No. 2 to Form S-4 (filed December 23, 2008)	10(n)	—	Amendment to the Energy Future Holdings Corp. 2005 Executive Severance Plan and Summary Description

10(e)	333-153529 Amendment No. 2 to Form S-4 (filed December 23, 2008)	10(p)	—	Amendment to the Energy Future Holdings Corp. Executive Change in Control Policy

10(f)	333-100240 Form 8-K (filed February 23, 2009)	10.1	—	Form of Management Stockholder Agreement (Senior Management Form)

10(g)	333-100240 Form 10-K (2008) (filed March 3, 2009)	10(l)	—	Form of Director Stockholder’s Agreement.

10(h)	333-100240 Form 10-K (2008) (filed March 3, 2009)	10(m)	—	Form of Director Sale Participation Agreement.

10(i)	333-100240 Form 10-K (2008) (filed March 3, 2009)	10(n)	—	Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan.

10(j)	333-100240 Form 10-K (2008) (filed March 3, 2009)	10(o)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Director Stock Appreciation Rights Plan.

10(k)	333-100240 Form 10-K (2008) (filed March 3, 2009)	10(p)	—	2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its affiliates.

10(l)	333-100240 Form 10-K (2008) (filed March 3, 2009)	10(q)	—	Form of Sale Participation Agreement (Management Form).

10(m)	333-100240 Form 10-K (2008) (filed March 3, 2009)	10(r)	—	Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan.

10(n)	333-100240 Form 10-K (2008) (filed March 3, 2009)	10(s)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Stock Appreciation Rights Plan.

10(o)	333-100240 Form 8-K (filed August 24, 2009)	10.1	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Annual Incentive Plan

Exhibits	Previously Filed* With File Number	As Exhibit
10(p)			—	Oncor Salary Deferral Program

10(q)			—	Oncor Supplemental Retirement Plan

10(r)			—	Oncor Split-Dollar Life Insurance Program

Credit Agreement

10(s)	333-100240 Form 10-Q (filed November 14, 2007)	10(a)	—	$2,000,000,000 Revolving Credit Agreement, dated as of October 10, 2007, among Oncor Electric Delivery Company LLC, as the borrower, the several lenders from time-to-time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, fronting bank and swingline lender, Citibank, N.A., as syndication agent and fronting bank, Credit Suisse, Cayman Islands Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Morgan Stanley Senior Funding, Inc. as co-documentation agents, J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and bookrunners.

Other Material Contracts

10(t)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUCT in Docket No. 34077.

10(u)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(fff)	—	Amendment to Stipulation Regarding Section 1, Paragraph 35 and Exhibit B in Docket No. 34077.

10(v)	333-100240 Form 10-K (2004) (filed March 23, 2005)	10(i)	—	Agreement, dated as of March 10, 2005, by and between Oncor Electric Delivery Company LLC and TXU Energy Company LLC allocating to Oncor Electric Delivery Company LLC the pension and post-retirement benefit costs for all Oncor Electric Delivery Company LLC employees who had retired or had terminated employment as vested employees prior to January 1, 2002.

10(w)	333-100240 Form 10-Q (filed August 14, 2008)	10(a)	—	Agreement of Purchase and Sale of Network and Related Equipment, dated as of April 30, 2008, by and between CURRENT Communications of Texas, L.P., Oncor and CURRENT Group, LLC.

10(x)	333-100240 Form 10-Q (filed August 14, 2008)	10(b)	—	First Amendment to the Agreement of Purchase and Sale of Network and Related Equipment dated as of May 8, 2008, by and between CURRENT Communications of Texas, L.P., Oncor and CURRENT Group, LLC.

10(y)	333-100240 Form 8-K (filed August 13, 2008)	10.1	—	Contribution and Subscription Agreement, dated as of August 12, 2008, by and between Oncor and Texas Transmission Investment LLC.

Exhibits	Previously Filed* With File Number	As Exhibit
10(z)	333-100240 Form 10-Q (filed November 6, 2008)	10(b)	—	Amended and Restated Tax Sharing Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Oncor Management Investment LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

(12)	Statement Regarding Computation of Ratios.

12(a)			—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.

(18)	Letter Regarding Change in Accounting Principles

18(a)			—	Oncor Electric Delivery Company LLC Preferability Letter

(21)	Subsidiaries of the Registrant.

21(a)			—	Subsidiaries of Oncor Electric Delivery Company LLC.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of David M. Davis, vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of David M. Davis, vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	—	Financing Order.

99(b)	333-91935 Form S-3 (filed July 1, 2003)	99(b)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated May 21, 2002.

99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(c)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated February 18, 2000.

*	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOR ELECTRIC DELIVERY COMPANY LLC

Date: February 18, 2010

	By	/s/ ROBERT S. SHAPARD
(Robert S. Shapard, Chairman of the Board and Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Company LLC and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT S. SHAPARD	Principal Executive	February 18, 2010
(Robert S. Shapard, Chairman of the Board and Chief Executive)	Officer and Director

/s/ DAVID M. DAVIS	Principal Financial Officer	February 18, 2010
(David M. Davis, Senior Vice President and Chief Financial Officer)

/s/ RICHARD C. HAYS	Principal Accounting Officer	February 18, 2010
(Richard C. Hays, Controller)

/s/ NORA MEAD BROWNELL	Director	February 18, 2010
(Nora Mead Brownell)

/s/ RICHARD C. BYERS	Director	February 18, 2010
(Richard C. Byers)

/s/ THOMAS M. DUNNING	Director	February 18, 2010
(Thomas M. Dunning)

/s/ ROBERT A. ESTRADA	Director	February 18, 2010
(Robert A. Estrada)

/s/ MONTE E. FORD	Director	February 18, 2010
(Monte E. Ford)

/s/ WILLIAM T. HILL, JR.	Director	February 18, 2010
(William T. Hill, Jr.)

/s/ JEFFREY LIAW	Director	February 18, 2010
(Jeffrey Liaw)

/s/ MARC S. LIPSCHULTZ	Director	February 18, 2010
(Marc S. Lipschultz)

/s/ RICHARD W. WORTHAM III	Director	February 18, 2010
(Richard W. Wortham III)

/s/ STEVEN J. ZUCCHET	Director	February 18, 2010
(Steven J. Zucchet)

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of Oncor Electric Delivery Company LLC during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.