Form 10-Q
period 2010-06-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2010-08-02
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒ (Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2010, 80.033% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.217% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors. None of the membership interests are publicly traded.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2009 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2009

Bondco	Refers to Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned consolidated bankruptcy-remote financing subsidiary of Oncor.

CREZ	Competitive Renewable Energy Zone

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

Investment LLC	Refers to Oncor Management Investment LLC, a limited liability company and minority membership interest owner of Oncor, whose managing member is Oncor and whose Class B Interests are owned by officers, directors and key employees of Oncor.

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Limited Liability Company Agreement	The Second Amended and Restated Limited Liability Company Agreement of Oncor, dated as of November 5, 2008, by and among Oncor Holdings, Texas Transmission and Investment LLC, as amended.

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

NERC	North American Electric Reliability Corporation

ii

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of Intermediate Holding and the direct majority owner of Oncor, and/or its subsidiaries, depending on context.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

Purchase accounting	The purchase method of accounting for a business combination as prescribed by US GAAP, whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs, are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

Sponsor Group	Refers collectively to the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR), TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of Energy Future Competitive Holdings Company and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

TRE	Refers to Texas Regional Entity, an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and ERCOT protocols.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

VIE	variable interest entity

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(millions of dollars)

Operating revenues:
Affiliated	$257	$246	$521	$474
Nonaffiliated	445	407	884	792

Total operating revenues	702	653	1,405	1,266

Operating expenses:
Operation and maintenance	252	230	501	456
Depreciation and amortization	164	132	331	258
Provision in lieu of income taxes	41	42	83	74
Taxes other than amounts related to income taxes	93	90	187	187

Total operating expenses	550	494	1,102	975

Operating income	152	159	303	291

Other income and deductions:
Other income (Note 9)	9	10	19	20
Other deductions (Note 9)	2	4	3	8
Nonoperating provision in lieu of income taxes	6	6	13	11

Interest income	9	10	19	19

Interest expense and related charges (Note 9)	86	87	170	171

Net income	$76	$82	$155	$140

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(millions of dollars)

Cash flows — operating activities:
Net income	$155	$140
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	332	240
Provision in lieu of deferred income taxes – net	(10)	60
Amortization of investment tax credits	(2)	(2)
Other – net	(1)	(3)
Changes in operating assets and liabilities:
Deferred advanced metering system revenues (Note 2)	8	37
Other operating assets and liabilities	(127)	(130)

Cash provided by operating activities	355	342

Cash flows — financing activities:
Repayments of long-term debt	(54)	(52)
Net increase in short-term borrowings	332	205
Distributions to members	(108)	(75)
Decrease in income tax-related note receivable from TCEH	17	16
Debt discount, financing and reacquisition expenses – net	(1)	(2)

Cash provided by financing activities	186	92

Cash flows — investing activities:
Capital expenditures	(554)	(537)
Other	(1)	14

Cash used in investing activities	(555)	(523)

Net change in cash and cash equivalents	(14)	(89)

Cash and cash equivalents — beginning balance	28	125

Cash and cash equivalents — ending balance	$14	$36

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$14	$28
Restricted cash (relates to Bondco (Note 9))	47	47
Trade accounts receivable from nonaffiliates — net (Note 9)	282	243
Trade accounts and other receivables from affiliates	215	188
Materials and supplies inventories — at average cost	95	92
Prepayments	82	76
Other current assets	1	7

Total current assets	736	681

Restricted cash (relates to Bondco (Note 9))	16	14
Investments and other property (Note 9)	75	72
Property, plant and equipment — net (Note 9)	9,459	9,174
Goodwill (Note 9)	4,064	4,064
Note receivable due from TCEH (Note 8)	199	217
Regulatory assets — net (2010 includes $555 related to Bondco (Notes 2 and 9))	1,707	1,959
Other noncurrent assets	207	51

Total assets	$16,463	$16,232

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Short-term borrowings (Note 3)	$948	$616
Long-term debt due currently (relates to Bondco (Notes 4 and 9))	110	108
Trade accounts payable	147	129
Amounts payable to members related to income taxes (Note 8)	1	8
Accrued taxes other than amounts related to income	80	137
Accrued interest	102	104
Other current liabilities	92	103

Total current liabilities	1,480	1,205

Liability in lieu of deferred income taxes	1,622	1,589
Investment tax credits	35	37
Long-term debt, less amounts due currently (2010 includes $606 related to Bondco (Notes 4 and 9))	4,942	4,996
Other noncurrent liabilities and deferred credits	1,490	1,558

Total liabilities	9,569	9,385

Commitments and Contingencies (Note 5)

Membership interests (Note 6):
Capital account	6,896	6,849
Accumulated other comprehensive loss	(2)	(2)

Total membership interests	6,894	6,847

Total liabilities and membership interests	$16,463	$16,232

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Description of Business

Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 37% of total revenues for both the six months ended June 30, 2010 and 2009. Oncor is a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of Intermediate Holding, a direct, wholly-owned subsidiary of EFH Corp. With the closing of the Merger on October 10, 2007, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group. See “Glossary” for definition of terms and abbreviations, including the Merger. Oncor Holdings owns 80.033% of Oncor’s membership interests, Texas Transmission owns 19.75% of the membership interests and certain members of Oncor’s management and board of directors indirectly own the remaining membership interests through Investment LLC. Oncor is managed as an integrated business; consequently, there are no separate reportable business segments.

Oncor’s consolidated financial statements include its wholly-owned, bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC.

Various “ring-fencing” measures have been taken to enhance Oncor’s credit quality. These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; Oncor’s board of directors being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. Oncor does not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa. Accordingly, Oncor’s operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

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

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. REGULATORY ASSETS AND LIABILITIES

Recognition of regulatory assets and liabilities and the amortization periods over which they are expected to be recovered or refunded through rate regulation reflect the decisions of the PUCT. Components of the regulatory assets and liabilities are provided in the table below. Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period as of June 30, 2010	Carrying Amount
		June 30, 2010	December 31, 2009
Regulatory assets:
Generation-related regulatory assets securitized by transition bonds (a)	6 years	$706	$759
Employee retirement costs	5 years	72	80
Employee retirement costs to be reviewed (b)(c)	To be determined	57	41
Employee retirement liability (a)(c)(d)	To be determined	741	768
Self-insurance reserve (primarily storm recovery costs) — net	7 years	127	137
Self-insurance reserve to be reviewed (b)(c)	To be determined	125	106
Nuclear decommissioning cost under-recovery (a)(c)(e)	Not applicable	—	85
Securities reacquisition costs (pre-industry restructure)	7 years	59	62
Securities reacquisition costs (post-industry restructure)	Terms of related debt	26	27
Recoverable amounts in lieu of deferred income taxes — net	Life of related asset or liability	109	68
Rate case expenses	Largely 3 years	7	9
Rate case expenses to be reviewed (b)(c)	To be determined	2	1
Advanced meter customer education costs	10 years	6	4
Deferred conventional meter depreciation	10 years	37	14
Energy efficiency performance bonus (a)	1 year	5	9

Total regulatory assets		2,079	2,170

Regulatory liabilities:
Nuclear decommissioning cost over-recovery (a)(e)	Not applicable	148	—
Committed spending for demand-side management initiatives (a)	3 years	70	78
Deferred advanced metering system revenues	10 years	65	57
Investment tax credit and protected excess deferred taxes	Various	43	44
Over-collection of securitization (transition) bond revenues (a)	6 years	34	27
Energy efficiency programs (a)	Not applicable	12	5

Total regulatory liabilities		372	211

Net regulatory asset		$1,707	$1,959

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Costs incurred since the period covered under the last rate review.
(c)	Recovery is specifically authorized by statute, subject to reasonableness review by the PUCT.
(d)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(e)	Offset by an intercompany payable to/receivable from TCEH. See Note 8.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act enacted in March 2010 reduces, effective 2013, the amount of OPEB costs deductible for federal income tax purposes by the amount of the Medicare Part D subsidy received by the EFH Corp. OPEB plans in which Oncor participates as discussed in Note 7. Under income tax accounting rules, deferred tax assets related to accrued OPEB liabilities must be reduced immediately for the future effect of the legislation. Accordingly, in the first quarter of 2010, Oncor’s assets in lieu of deferred tax assets were reduced by $42 million. All of this amount was recorded as a regulatory asset (before gross-up for liability in lieu of deferred income taxes) as the additional amounts due related to income taxes are expected to be recoverable in Oncor’s future rates.

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

3. BORROWINGS UNDER CREDIT FACILITIES

At June 30, 2010, Oncor had a $2.0 billion secured revolving credit facility, expiring October 10, 2013, to be used for its working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances. Oncor may request increases in the commitments under the facility in any amount up to $500 million, subject to the satisfaction of certain conditions. Amounts borrowed under the facility, once repaid, can be borrowed again by Oncor from time to time. Borrowings are classified as short-term on the balance sheet. The credit facility is secured by a first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.

At June 30, 2010, Oncor had outstanding borrowings under the credit facility totaling $948 million with an interest rate of 0.70% at the end of the period. At December 31, 2009, Oncor had outstanding borrowings under the credit facility totaling $616 million with an interest rate of 0.58% at the end of the period. All outstanding borrowings at June 30, 2010 bear interest at LIBOR plus 0.350%, and a facility fee is payable (currently at a rate per annum equal to 0.125%) on the commitments under the facility, each based on Oncor’s current credit ratings.

Availability under the credit facility as of June 30, 2010 was $930 million. This availability excludes $122 million of commitments from a subsidiary of Lehman Brothers Holding Inc. (such subsidiary, Lehman) that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. Availability under the credit facility as of December 31, 2009 was $1.262 billion, which excluded $122 million of commitments from Lehman. See Note 10 to the 2009 Form 10-K Financial Statements for additional information.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. LONG-TERM DEBT

At June 30, 2010 and December 31, 2009, long-term debt consisted of the following:

	June 30, 2010	December 31, 2009
Oncor (a):
6.375% Fixed Senior Notes due May 1, 2012	$700	$700
5.950% Fixed Senior Notes due September 1, 2013	650	650
6.375% Fixed Senior Notes due January 15, 2015	500	500
6.800% Fixed Senior Notes due September 1, 2018	550	550
7.000% Fixed Debentures due September 1, 2022	800	800
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
Unamortized discount	(14)	(15)

Total Oncor	4,336	4,335

Oncor Electric Delivery Transition Bond Company LLC (b):
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	—	13
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	119	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	167	197
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total Oncor Electric Delivery Transition Bond Company LLC	721	775

Unamortized fair value discount related to transition bonds (c)	(5)	(6)

Total consolidated	5,052	5,104
Less amount due currently	(110)	(108)

Total long-term debt	$4,942	$4,996

(a)	Secured by first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness. If the lien is terminated at Oncor’s option upon the termination of the current revolving credit facility, the notes will cease to be secured obligations of Oncor and will become senior unsecured general obligations of Oncor. See Note 11 to the 2009 Form 10-K Financial Statements for additional information.
(b)	The transition bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.
(c)	The transition bonds, which secured regulatory assets not earning a return, were fair valued as of October 10, 2007 as a result of purchase accounting.

Debt Repayments in 2010

Repayments of long-term debt in 2010 totaled $54 million and represent transition bond principal payments at scheduled maturity dates.

Fair Value of Long-Term Debt

The estimated fair value of long-term debt (including current maturities) totaled $5.784 billion and $5.644 billion at June 30, 2010 and December 31, 2009, respectively, and the carrying amount totaled $5.052 billion and $5.104 billion, respectively. The fair value is estimated at the lesser of either the call price or the market value as determined by quoted market prices.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. COMMITMENTS AND CONTINGENCIES

Guarantees

Oncor has entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions.

Oncor is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At June 30, 2010, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $5 million. These leased assets consist primarily of vehicles used in distribution activities. The average life of the residual value guarantees under the lease portfolio is approximately three years.

In June 2010, Oncor, for the purpose of obtaining greater access to materials, guaranteed the repayment of borrowings under a nonaffiliated party’s $20 million credit facility maturing on June 7, 2011. The nonaffiliated party’s borrowings under the credit facility are limited to inventory produced solely to satisfy the terms of a contract with Oncor. Oncor would be entitled to the related inventory upon repayment of the credit facility (or payment to nonaffiliated party). As of June 30, 2010, the nonaffiliated party had no borrowings under the facility.

Legal Proceedings

Oncor is involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

6. MEMBERSHIP INTERESTS

Cash Distributions

During 2010, Oncor’s board of directors declared, and Oncor paid/will pay, the following cash distributions to members:

Declaration Date	Payment Date	Amount
July 28, 2010	August 3, 2010	$68
May 5, 2010	May 6, 2010	$71
February 11, 2010	February 19, 2010	$37

For the period beginning October 11, 2007 and ending December 31, 2012, distributions paid by Oncor (other than distributions of the proceeds of any issuance of limited liability company units) are limited by the Limited Liability Company Agreement to an amount not to exceed Oncor’s net cumulative income determined in accordance with US GAAP, as adjusted by applicable orders of the PUCT. Such adjustments include deducting the $72 million ($46 million after tax) one-time refund to customers in September 2008 and deducting funds spent as part of the $100 million commitment for additional demand-side management or other energy efficiency initiatives (see Note 4 to the 2009 Form 10-K Financial Statements) of which $30 million ($20 million after tax) has been spent through June 30, 2010, neither of which impacted net income due to purchase accounting, and removing the effect of the $860 million goodwill impairment charge from fourth quarter 2008 net income available for distribution. The goodwill impairment charge and refund are described in the 2009 Form 10-K. Distributions are further limited by Oncor’s required regulatory capital structure, as determined by the PUCT, to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. For the six months ended June 30, 2010, $16 million of net income was restricted from being used to make distributions on membership interests.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Membership Interests

As of June 30, 2010, approximately 80.03% of outstanding membership interests were held by Oncor Holdings and indirectly held by EFH Corp., 19.75% were held by Texas Transmission and approximately 0.22% were held indirectly by certain members of Oncor’s management and board of directors through Investment LLC.

The following table presents the changes to membership interests during the six months ended June 30, 2010:

	Capital Accounts	Accumulated Other Comprehensive Loss	Total Membership Interests

Balance at December 31, 2009	$6,849	$(2)	$6,847
Net income	155	—	155
Distributions	(108)	—	(108)

Balance at June 30, 2010	$6,896	$(2)	$6,894

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

In November 2009, Oncor entered into a supplemental retirement plan that became effective January 1, 2010 (the Oncor Plan), and on January 1, 2010, Oncor ceased participating in the EFH Corp. supplemental retirement plan. The Oncor Plan covers certain employees whose retirement benefits cannot be fully earned under the qualified EFH Retirement Plan. The Oncor Plan is substantially similar to the EFH Corp. supplemental retirement plan, except that Oncor acts as sponsor of the Oncor Plan. At inception, the projected benefit obligation of the Oncor Plan was $32 million, which was 100% funded. Oncor recognized $1 million and $2 million in net pension costs related to the Oncor Plan, primarily composed of interest costs, for the three and six months ended June 30, 2010, respectively.

The net direct and allocated pension and OPEB costs applicable to Oncor for all of these plans for the three and six months ended June 30, 2010 and 2009 are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Amounts recognized as expense	$9	$4	$18	$9
Amounts deferred principally as a regulatory asset or property	22	17	44	33

Net pension and OPEB costs	$31	$21	$62	$42

The discount rate reflected in net pension and OPEB costs in 2010 is 5.90%. The expected rates of return on pension and OPEB plan assets reflected in the 2010 cost amounts are 8.0% and 7.6%, respectively.

Oncor made cash contributions to EFH Corp.’s pension and OPEB plans and the Oncor Plan of $13 million, $9 million and $2 million, respectively, during the six months ended June 30, 2010, and expects to make additional cash contributions of $28 million, $9 million and $1 million, respectively, in the remainder of 2010.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. RELATED–PARTY TRANSACTIONS

The following represent significant related-party transactions of Oncor:

•

Oncor records revenue from TCEH, principally for electricity delivery fees, which totaled $257 million and $246 million for the three months ended June 30, 2010 and 2009, respectively, and $521 million and $474 million for the six months ended June 30, 2010 and 2009, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheets at June 30, 2010 and December 31, 2009 reflect receivables from TCEH totaling $177 million and $151 million, respectively, primarily related to these electricity delivery fees.

•

Oncor records interest income from TCEH with respect to Oncor’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor’s bankruptcy-remote financing subsidiary. The interest income serves to offset Oncor’s interest expense on the transition bonds. This interest income totaled $9 million and $11 million for the three months ended June 30, 2010 and 2009, respectively, and $19 million and $21 million for the six months ended June 30, 2010 and 2009, respectively.

•

Incremental amounts payable by Oncor related to income taxes as a result of delivery fee surcharges to its customers related to transition bonds are reimbursed by TCEH. Oncor’s financial statements reflect a note receivable from TCEH of $237 million ($38 million reported as current in trade accounts and other receivables from affiliates) at June 30, 2010 and $254 million ($37 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2009 related to these income taxes.

•

An EFH Corp. subsidiary charges Oncor for financial and certain other administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $10 million and $7 million for the three months ended June 30, 2010 and 2009, respectively, and $17 million and $13 million for the six months ended June 30, 2010 and 2009, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH’s balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor and remitted to TCEH. These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (also reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in the Oncor and TCEH intercompany receivable/payable, which in turn results in a change in Oncor’s reported net regulatory asset/liability. A regulatory liability represents the excess of the trust fund balance over the net decommissioning liability, and a regulatory asset represents the excess of the net decommissioning liability over the trust fund balance.

The change from a regulatory asset of $85 million at December 31, 2009 to a regulatory liability of $148 million at June 30, 2010 reflects a new decommissioning cost estimate completed in the second quarter 2010. In accordance with regulatory requirements, a new cost estimate is completed every five years. The change reflected lower cost escalation assumptions as compared to the previous estimate, resulting in a decline in the estimated decommissioning liability (see Note 2).

•

Under the terms of a tax sharing agreement among Oncor, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., Oncor is generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests in Oncor, in an aggregate amount that is substantially equal to the amount of federal income taxes that Oncor would have been required to pay if Oncor was filing its own corporate income tax return. In addition, consistent with the tax sharing agreement, Oncor remits to EFH Corp. Texas margin tax payments, which are accounted for as income taxes, calculated as if Oncor were filing its own return. Oncor’s results are included in the consolidated Texas state margin tax return filed by EFH Corp. Oncor had amounts due to EFH Corp. related to income taxes that totaled $1 million and $8 million at June 30, 2010 and December 31, 2009, respectively. Income tax payments to members in the six months ended June 30, 2010 totaled $113 million, including $18 million in federal income tax-related payments to noncontrolling interests.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•

Oncor held cash collateral of $4 million and $15 million on June 30, 2010 and December 31, 2009, respectively, from TCEH related to interconnection agreements for generation units being developed by TCEH. The collateral is reported in the balance sheet in other current liabilities. In January 2010, Oncor returned $11 million of the collateral and paid $1 million in accrued interest related to these units.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of June 30, 2010 and December 31, 2009, TCEH had posted letters of credit in the amount of $16 million and $15 million, respectively, for Oncor’s benefit.

•

At the closing of the Merger in 2007, Oncor entered into its current $2 billion revolving credit facility with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of GS Capital Partners (a member of the Sponsor Group).

•

Affiliates of the Sponsor Group have, and may, from time-to-time provide investment banking, dealer, commercial banking and financial advisory services to Oncor for which they have received, and may receive, customary fees.

•	Affiliates of the Sponsor Group have, and may, sell, acquire or participate in the offerings of debt or debt securities issued by Oncor in open market transactions or through loan syndications.

See Notes 6 and 7 for information regarding distributions to members and the allocation of EFH Corp.’s pension and OPEB costs to Oncor, respectively.

9. SUPPLEMENTARY FINANCIAL INFORMATION

Consolidation of Variable Interest Entities

Oncor adopted amended accounting standards on January 1, 2010 that require consolidation of a variable interest entity if Oncor has the power to direct the significant activities of the VIE and the right or obligation to absorb profit and loss from the VIE. A VIE is an entity with which Oncor has a relationship or arrangement that indicates some level of control over the entity or results in economic risks to Oncor (typically borne by an equity owner). The adoption of this accounting guidance did not result in Oncor consolidating any additional VIEs.

Oncor is the primary beneficiary and consolidates a wholly-owned VIE, Oncor Electric Delivery Transition Bond Company LLC (Bondco), which was organized for the limited purpose of issuing securitization (transition) bonds and purchasing and owning transition property acquired from Oncor, which is pledged as collateral to secure the bonds. Oncor acts as the servicer for this entity to collect securitization transition charges authorized by the PUCT. These funds are remitted to the trustee for the transition bonds and are used for interest and principal payments on the transition bonds and related costs.

The assets and liabilities of Bondco are presented separately on the face of Oncor’s Condensed Consolidated Balance Sheet because the assets are restricted and can only be used to settle the obligations of Bondco, and Bondco’s creditors do not have any recourse to the general credit or assets of Oncor.

Oncor’s maximum exposure does not exceed its equity investment in Bondco, which was $16 million as of June 30, 2010 and December 31, 2009. Oncor did not provide any financial support to Bondco during the six month periods ended June 30, 2010 and 2009.

Other Income and Deductions

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Other income:
Accretion of adjustment (discount) to regulatory assets due to purchase accounting	$9	$10	$18	$20
Other	—	—	1	—

Total other income	$9	$10	$19	$20

Other deductions:
Professional fees	$1	$3	$2	$5
Costs related to 2006 cities rate settlement	—	—	—	1
Other	1	1	1	2

Total other deductions	$2	$4	$3	$8

Major Customers

Distribution revenues from TCEH represented 37% and 38% of total operating revenues for the three months ended June 30, 2010 and 2009, respectively, and 37% of total operating revenues for both six months ended June 30, 2010 and 2009. Revenues from subsidiaries of one nonaffiliated REP collectively represented 12% and 15% of total operating revenues for the three months ended June 30, 2010 and 2009, respectively, and 13% and 15% of total operating revenues for the six months ended June 30, 2010 and 2009, respectively. No other customer represented 10% or more of total operating revenues.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Accrued interest	$85	$85	$167	$169
Amortization of fair value debt discounts resulting from purchase accounting	—	1	1	2
Amortization of debt issuance costs and discounts	2	2	3	3
Allowance for funds used during construction – capitalized interest portion	(1)	(1)	(1)	(3)

Total interest expense and related charges	$86	$87	$170	$171

Trade Accounts Receivable

	June 30, 2010	December 31, 2009
Gross trade accounts receivable	$456	$395
Trade accounts receivable from TCEH	(172)	(150)
Allowance for uncollectible accounts	(2)	(2)

Trade accounts receivable from nonaffiliates – net	$282	$243

Gross trade accounts receivable at both June 30, 2010 and December 31, 2009 included unbilled revenues of $141 million.

Investments

	June 30, 2010	December 31, 2009
Assets related to employee benefit plans, including employee savings programs, net of distributions	$70	$67
Investments in unconsolidated affiliates	2	3
Land	3	2

Total investments	$75	$72

Property, Plant and Equipment

At June 30, 2010 and December 31, 2009, property, plant and equipment of $9.5 billion and $9.2 billion, respectively, is stated net of accumulated depreciation and amortization of $4.5 billion and $4.4 billion, respectively.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Identifiable Intangible Assets

Intangible assets other than goodwill reported in the balance sheet are comprised of the following:

	As of June 30, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Land easements	$202	$72	$130	$188	$72	$116
Capitalized software	326	121	205	240	104	136

Total	$528	$193	$335	$428	$176	$252

Aggregate amortization expense for intangible assets totaled $9 million and $5 million for the three months ended June 30, 2010 and 2009, respectively, and $18 million and $12 million for the six months ended June 30, 2010 and 2009, respectively. The estimated aggregate amortization expense for each of the next five fiscal years from December 31, 2009 is as follows:

Year	Amortization Expense
2010	$34
2011	29
2012	25
2013	25
2014	25

At June 30, 2010 and December 31, 2009, goodwill of $4.1 billion was reported on the balance sheet. None of this goodwill balance is being deducted for tax purposes.

Exit Liabilities

Liabilities related to the termination and transition of outsourcing arrangements were accrued in purchase accounting for exit activities resulting from the Merger (see Note 2 to the 2009 Form 10-K Financial Statements). Oncor settled the remaining exit liabilities totaling $2 million during the six months ended June 30, 2010.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2010	2009
Cash payments:
Interest paid	$170	$168
Capitalized interest	(1)	(3)

Interest paid (net of amounts capitalized)	169	165
Amounts paid in lieu of income taxes	113	46
Noncash investing and financing activities:
Noncash construction expenditures (a)	70	51

(a)	Represents end-of-period accruals.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Oncor’s financial condition and results of operations for the three and six months ended June 30, 2010 and 2009 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 37% of total revenues for both the six months ended June 30, 2010 and 2009. Oncor is a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of Intermediate Holding, a direct, wholly-owned subsidiary of EFH Corp. Oncor Holdings owns 80.033% of Oncor’s membership interests, Texas Transmission owns 19.75% of the membership interests and certain members of Oncor’s management and board of directors indirectly own the remaining membership interests through Investment LLC. Oncor is managed as an integrated business; consequently, there are no separate reportable business segments.

Various “ring-fencing” measures have been taken to enhance Oncor’s credit quality. These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; Oncor’s board of directors being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. Oncor does not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa. Accordingly, Oncor’s operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

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

As of June 30, 2010, Oncor has installed approximately 1,085,000 advanced digital meters, including approximately 425,000 during the six months ended June 30, 2010. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for Texas market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $277 million as of June 30, 2010, including $81 million in 2010. Oncor expects to complete installations of all 3 million meters by the end of 2012.

Matters with the PUCT — See discussion of these matters, including the awarded construction of CREZ-related transmission lines, below under “Regulation and Rates.”

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
Operating statistics:
Electric energy billed volumes (GWh)	24,664	23,944	3.0	51,275	48,171	6.4

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)				96.3	80.2	20.1
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.1	1.1	—
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				85.9	72.9	17.8

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)				3,159	3,137	0.7

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
Operating revenues:
Electricity distribution revenues (b):
Affiliated (TCEH)	$257	$246	4.5	$521	$474	9.9
Nonaffiliated	354	324	9.3	705	626	12.6

Total distribution revenues	611	570	7.2	1,226	1,100	11.5
Third-party transmission revenues	80	75	6.7	160	149	7.4
Other miscellaneous revenues	11	8	37.5	19	17	11.8

Total operating revenues	$702	$653	7.5	$1,405	$1,266	11.0

(a)	SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. The statistics presented are based on twelve months ended June 30, 2010 and 2009 data.
(b)	Includes transition charge revenue associated with the issuance of securitization bonds totaling $37 million for both the three months ended June 30, 2010 and 2009, and $78 million and $69 million for the six months ended June 30, 2010 and 2009, respectively. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Financial Results — Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Operating revenues increased $49 million, or 8%, to $702 million in 2010. The increase reflected:

•	$24 million from increased distribution tariffs, including the effects of the August 2009 rate review order;

•	$15 million increase in recognized revenues from the advanced metering deployment surcharge due to increased costs driven by ongoing meter installation and systems development;

•	an estimated $6 million in higher average consumption primarily due to the effects of warmer weather;

•	$5 million in higher transmission revenues reflecting rate increases to recover ongoing investment in the transmission system, and

•	$3 million from growth in points of delivery,

partially offset by:

•	$3 million in lower surcharges for recovery of energy efficiency costs, and

•	$1 million in lower charges to REPs related to transition bonds (with an offsetting decrease in amortization of the related regulatory asset).

Operation and maintenance expense increased $22 million, or 10%, to $252 million in 2010. The increase reflected:

•	$22 million in additional expense recognition as a result of the PUCT’s final order in the rate review (see discussion immediately below);

•	$5 million related to advanced meters, which are reflected in the revenue increases discussed above;

•	$3 million one-time reversal of bad debt expense due to a new PUCT rule in 2009, and

•	$2 million in higher fees paid to other transmission entities,

partially offset by:

•	$5 million in reduced contractor, professional and outsourced services;

•	$2 million in reduced costs related to programs designed to improve customer electricity demand efficiencies, and

•	$3 million in various other cost reductions in 2010.

Under accounting rules for rate regulated utilities, certain costs are deferred as regulatory assets (see Note 2 to Financial Statements) when incurred and are recognized as expense when recovery of the costs are allowed in revenue under regulatory approvals. Accordingly, as a result of new tariffs that became effective September 17, 2009, in the three months ended June 30, 2010, Oncor recognized as operation and maintenance expenses $12 million of higher current costs that previously would have been deferred as regulatory assets and $10 million of increased amortization of previously deferred costs. The additional expense recognized included $12 million related to storm recovery costs and $9 million related to pension and OPEB costs.

Depreciation and amortization increased $32 million, or 24%, to $164 million in 2010. The increase reflected $20 million due to higher depreciation and amortization rates implemented upon the PUCT approval of new tariffs in September 2009 and $13 million in higher depreciation due to ongoing investments in property, plant and equipment (including $7 million related to advanced meters), partially offset by $1 million in lower amortization of regulatory assets associated with securitization bonds (with an offsetting decrease in revenues).

Taxes other than amounts related to income taxes increased $3 million, or 3%, to $93 million in 2010 driven by increased property taxes.

Other income totaled $9 million in 2010 and $10 million in 2009. The 2010 and 2009 amounts reflected accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting. See Note 2 to Financial Statements.

Other deductions totaled $2 million in 2010 and $4 million in 2009. The 2010 and 2009 amounts included professional fees totaling $1 million and $3 million, respectively.

Provision in lieu of income taxes totaled $47 million in 2010 (including $41 million related to operating income and $6 million related to nonoperating income) compared to $48 million (including $42 million related to operating income and $6 million related to nonoperating income) in 2009. The effective rate on pretax income increased to 38.2% in 2010 from 36.9% in 2009. The increase in the rate was driven by an increase in nondeductible amortization.

Interest income decreased $1 million, or 10%, to $9 million in 2010. The decrease reflected lower reimbursement of transition bond interest from TCEH due to lower remaining principal amounts of the bonds.

Interest expense and related charges decreased $1 million, or 1%, to $86 million in 2010 driven by $5 million attributable to lower average interest rates, partially offset by $4 million in higher average borrowings, reflecting ongoing capital investments.

Net income decreased $6 million, or 7%, to $76 million in 2010. The decrease was driven by the timing differences in recognizing increased revenues and expenses resulting from the August 2009 rate review order.

Financial Results — Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Operating revenues increased $139 million, or 11%, to $1.405 billion in 2010. The increase reflected:

•	$49 million from increased distribution tariffs, including the effects of the August 2009 rate review order;

•	an estimated $43 million in higher average consumption primarily due to the effects of colder than normal winter weather in 2010 compared to warmer than normal winter weather in 2009;

•	$30 million increase in recognized revenues from the advanced metering deployment surcharge due to increased costs driven by ongoing meter installation and systems development;

•	$10 million in higher transmission revenues reflecting rate increases to recover ongoing investment in the transmission system;

•	$9 million in higher charges to REPs related to transition bonds (with an offsetting increase in amortization of the related regulatory asset), and

•	$8 million from growth in points of delivery,

partially offset by:

•	$5 million in lower surcharges for recovery of energy efficiency costs, and

•	$5 million due to a decrease in REP discretionary and third-party maintenance services.

Operation and maintenance expense increased $45 million, or 10%, to $501 million in 2010. The increase reflected:

•	$44 million in additional expense recognition as a result of the PUCT’s final order in the rate review (see discussion immediately below);

•	$10 million related to advanced meters, which are reflected in the revenue increases discussed above;

•	$5 million in higher fees paid to other transmission entities, and

•	$3 million one-time reversal of bad debt expense due to a new PUCT rule in 2009,

partially offset by:

•	$6 million in reduced contractor and professional services;

•	$4 million in reduced costs related to programs designed to improve customer electricity demand efficiencies, and

•	$3 million in reduced vegetation management expenses.

As a result of new tariffs that became effective September 17, 2009, in the six months ended June 30, 2010, Oncor recognized as operation and maintenance expenses $24 million of higher current costs that previously would have been deferred as regulatory assets and $20 million of increased amortization of previously deferred costs. The additional expense recognized included $24 million related to storm recovery costs and $18 million related to pension and OPEB costs.

Depreciation and amortization increased $73 million, or 28%, to $331 million in 2010. The increase reflected $40 million due to higher depreciation and amortization rates implemented upon the PUCT approval of new tariffs in September 2009, $24 million in higher depreciation due to ongoing investments in property, plant and equipment (including $13 million related to advanced meters) and $9 million in higher amortization of regulatory assets associated with securitization bonds (with an offsetting increase in revenues).

Taxes other than amounts related to income taxes totaled $187 million in both 2010 and 2009. Local franchise fees decreased $3 million as a result of the August 2009 rate review order, offset by $2 million in increased property taxes and $1 million in increased payroll taxes.

Other income totaled $19 million in 2010 and $20 million in 2009. The 2010 and 2009 amounts reflected accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting. See Note 2 to Financial Statements.

Other deductions totaled $3 million in 2010 and $8 million in 2009. The 2010 and 2009 amounts included professional fees totaling $2 million and $5 million, respectively. The 2009 amount also included costs totaling $1 million associated with the 2006 settlement with certain cities related to rates.

Provision in lieu of income taxes totaled $96 million in 2010 (including $83 million related to operating income and $13 million related to nonoperating income) compared to $85 million (including $74 million related to operating income and $11 million related to nonoperating income) in 2009. The effective rate on pretax income increased to 38.2% in 2010 from 37.8% in 2009. The increase in the rate was driven by an increase in nondeductible amortization.

Interest income totaled $19 million in both 2010 and 2009. Higher earnings on investments held for certain employee benefit plans totaling $2 million were offset by $2 million in lower reimbursement of transition bond interest from TCEH due to lower remaining principal amounts of the bonds.

Interest expense and related charges decreased $1 million, or 1%, to $170 million in 2010 driven by $9 million attributable to lower average interest rates, partially offset by $8 million in higher average borrowings, reflecting ongoing capital investments.

Net income increased $15 million, or 11%, to $155 million in 2010 driven by the effect of higher average consumption on revenues, primarily due to colder winter weather, partially offset by timing differences in recognizing increased revenues and expenses resulting from the August 2009 rate review order.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash provided by operating activities totaled $355 million and $342 million for the six months ended June 30, 2010 and 2009, respectively. The $13 million increase was driven by the effect of higher average consumption on revenues, primarily due to colder winter weather, partially offset by higher taxes paid reflecting the impact of bonus depreciation and alternative minimum tax utilization in 2009.

Cash provided by financing activities totaled $186 million in 2010 compared to $92 million in 2009. The activity reflected:

	Six Months Ended June 30,
	2010	2009
Net issuances/(repayments) of borrowings	$277	$151
Distributions to members	(108)	(75)
Decrease in income tax-related note receivable from TCEH	17	16

Cash provided by financing activities	$186	$92

Cash used in investing activities, which consisted primarily of capital expenditures, totaled $555 million in 2010 and $523 million in 2009. The activity reflected:

	Six Months Ended June 30,
	2010	2009
Capital expenditures	$(554)	$(537)
Other	(1)	14

Cash used in investing activities	$(555)	$(523)

The $17 million, or 3%, increase in capital expenditures reflects increased spending for CREZ projects.

Depreciation and amortization expense reported in the condensed statement of consolidated cash flows is $1 million more than and $18 million less than the amount reported in the condensed statement of consolidated income for the six months ended June 30, 2010 and 2009, respectively. The 2010 and 2009 differences represent the accretion of the adjustment (discount) to regulatory assets, net of the amortization of debt fair value discount, both due to purchase accounting, and reported in other income and interest expense and related charges, respectively, in the condensed statement of consolidated income. The 2010 difference also represents amortization of previously deferred costs resulting from new tariffs that became effective September 17, 2009 that are reported in operation and maintenance expense in the condensed statement of consolidated income.

Long-Term Debt Activity — Repayments for the six months ended June 30, 2010 totaled $54 million in scheduled transition bond principal payments. See Note 4 to Financial Statements for further information regarding long-term debt.

Liquidity Needs, Including Capital Expenditures — Oncor’s primary source of liquidity aside from operating cash flows, is its ability to borrow under its revolving credit facility. At June 30, 2010, Oncor had a $2.0 billion secured revolving credit facility under which borrowings are available on a revolving basis through October 10, 2013. Borrowing capacity available under this credit facility totaled $930 million and $1.262 billion at June 30, 2010 and December 31, 2009, respectively. The availability for both periods excludes $122 million of commitments from a subsidiary of Lehman Brothers Holding Inc. that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. Cash and cash equivalents totaled $14 million and $28 million at June 30, 2010 and December 31, 2009, respectively. Available liquidity (cash and available credit facility capacity) at June 30, 2010 totaling $944 million reflected a decrease of $346 million from year-end 2009 due to ongoing capital investment in transmission and distribution infrastructure. See Note 3 to Financial Statements and Note 10 to the 2009 Form 10-K Financial Statements for additional information regarding the credit facility.

The revolving credit facility contains a debt-to-capital ratio covenant that effectively limits Oncor’s ability to incur indebtedness in the future. As of June 30, 2010, Oncor was in compliance with such covenant. The revolving credit facility and the senior notes issued by Oncor are secured by a deed of trust, which permits Oncor to secure other indebtedness with the lien of the deed of trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the fair value of certain property additions that could be certified to the deed of trust collateral agent. As of June 30, 2010, the available bond credits were approximately $1.296 billion and the amount of additional potential indebtedness that could be secured by property additions, subject to appraisal and a certification process, was $1.042 billion. In connection with the Merger, Oncor also committed to the PUCT that it would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. As of June 30, 2010, Oncor was in compliance with such commitment.

Oncor expects cash flows from operations, combined with availability under the revolving credit facility, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months. To fund capital expenditures, Oncor may need to access debt capital markets or generate equity capital through reductions or suspension of distributions to members. Because Oncor’s operations are capital intensive, access to financial markets is expected to be a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or Oncor’s revolving credit facility. The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact the ability to sustain and grow the businesses and would likely increase capital costs that may not be recoverable through rates. See the 2009 Form 10-K and “Regulation and Rates” below for discussion of the CREZ projects and other commitments.

Distributions — During 2010, Oncor’s board of directors declared, and Oncor paid/will pay, the following cash distributions to members:

Declaration Date	Payment Date	Amount
July 28, 2010	August 3, 2010	$68
May 5, 2010	May 6, 2010	$71
February 11, 2010	February 19, 2010	$37

See Note 6 to Financial Statements for discussion of distribution restriction provisions.

Pension and OPEB Plan Funding — Oncor is expected to make cash contributions to EFH Corp.’s pension and OPEB plans and the Oncor Plan of $41 million, $18 million and $2 million, respectively, in 2010. Oncor’s contributions to EFH Corp.’s pension and OPEB plans and the Oncor Plan totaled $13 million, $9 million and $2 million, respectively, in the six months ended June 30, 2010.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Oncor’s revolving credit facility contains a financial covenant that requires maintenance of a specified leverage ratio. As of June 30, 2010, Oncor was in compliance with such covenant.

Credit Ratings — The rating agencies assign credit ratings on certain Oncor debt securities. Oncor’s access to capital markets and its cost of debt could be directly affected by its credit ratings. The credit ratings assigned for debt securities issued by Oncor as of July 20, 2010 are presented below:

	Senior Secured	Senior Unsecured
S&P	BBB+	BBB+
Moody’s	Baa1	Baa1
Fitch	BBB	BBB-

As described in Notes 3 and 4 to Financial Statements, all of Oncor’s long-term debt is currently secured by a first priority lien on certain of its transmission and distribution assets and is considered senior secured debt. All three rating agencies have placed the ratings for Oncor on “stable outlook.” Oncor’s issuer credit ratings as of July 20, 2010 are BBB+ and BBB- by S&P and Fitch, respectively.

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

A default by Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under its credit facility. Under this facility such a default may cause the maturity of outstanding balances ($948 million at June 30, 2010) under such facility to be accelerated.

Guarantees — See Note 5 to Financial Statements for details of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2010, Oncor does not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 5 to Financial Statements for details of commitments and contingencies, including guarantees.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after June 30, 2010 that are expected to materially impact Oncor.

REGULATION AND RATES

Matters with the PUCT

Stipulation Approved by the PUCT — In April 2008, the PUCT entered an order, which became final in June 2008, approving the terms of a stipulation relating to the filing in 2007 by Oncor and Texas Holdings of a Merger-related Joint Report and Application with the PUCT pursuant to Section 14.101(b) of PURA and PUCT Substantive Rule 25.75. The stipulation required the filing of a rate case by Oncor no later than July 1, 2008 based on a test year ended December 31, 2007. In July 2008, Nucor Steel filed an appeal of the PUCT’s order in the 200th District Court of Travis County, Texas. A hearing in the appeal was held in June 2010, and the District Court affirmed the PUCT order in its entirety. Oncor filed the rate case with the PUCT in June 2008, and the PUCT issued a final order with respect to the rate case in August 2009 as discussed in the 2009 Form 10-K. Oncor and four other parties appealed various portions of the rate case final order to state district court. The parties have agreed to a schedule that would result in a hearing in October 2010.

Transmission Rates (PUCT Docket Nos. 37882, 38460 and 38495) — In order to recover increases in its transmission costs, including incremental fees paid to other transmission service providers due to an increase in their rates, Oncor is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs. In January 2010, an application was filed to increase the TCRF, which was administratively approved in February 2010 and became effective March 1, 2010. This application is expected to increase annualized revenues by $13 million. In July 2010, an application was filed to increase the TCRF, which is expected to be administratively approved and become effective in September 2010. This application is expected to increase annualized revenues by $15 million.

In July 2010, Oncor filed an application for an interim update of its wholesale transmission rate. Oncor expects PUCT approval of the new rate before the end of 2010. Following approval, annualized revenues are expected to increase by an estimated $43 million with $27 million of this increase recoverable through transmission rates charged to wholesale customers and the remaining $16 million recoverable from REPs through the TCRF component of Oncor’s delivery rates.

Proposed PUCT Rulemaking — The PUCT has published proposed rule changes in two proceedings that would impact transmission rates. The first proceeding (PUCT Project No. 37909), which the PUCT is expected to consider by the end of September 2010, proposes changes to the TCRF rule to allow for more complete cost recovery of wholesale transmission charges incurred by distribution service providers. Currently, increased wholesale transmission charges are recoverable by distribution service providers, effective with the March 1 and September 1 TCRF updates, but distribution service providers cannot recover increased charges incurred prior to such updates. If the rule is approved as proposed, TCRF filings would still be effective March 1 and September 1, but distribution service providers would be allowed to include wholesale transmission charges based on the effective date of the wholesale transmission rate changes. In the second proceeding (PUCT Project No. 37519), the PUCT approved the proposal for adoption at its July 30, 2010 open meeting, making changes to the wholesale transmission rules to allow transmission service providers to update their wholesale transmission rates twice in a calendar year, as compared to once per year under the current rules, providing more timely recovery of incremental capital investment. Other changes included in this rule will (i) tie the effective date of the rule to the effective date of the TCRF rule in Project No. 37909, (ii) require the PUCT to consider the effects of reduced regulatory lag when setting rates in the next full rate case and (iii) provide for administrative approval of uncontested interim wholesale transmission rate applications.

Application for 2011 Energy Efficiency Cost Recovery Factor (PUCT Docket No. 38217) — In April and May 2010, Oncor filed an application with the PUCT to request approval of an energy efficiency cost recovery factor (EECRF) for 2011. PUCT rules require Oncor to make an annual EECRF filing by May 1 for implementation at the beginning of the next calendar year. The requested 2011 EECRF, as adjusted, is $54 million, the same amount established for 2010, and would result in a $0.95 per month charge for residential customers, as compared to the 2010 residential charge of $0.89 per month. As allowed by the rule, the 2011 EECRF is designed to recover $45 million of Oncor’s costs for the 2011 programs, to be reduced by $2 million for the over-recovery of 2009 program costs, plus a performance bonus to Oncor of $11 million based on 2009 results. No party has requested a hearing, and the PUCT staff has recommended approval of Oncor’s application. Oncor anticipates that the PUCT will issue an order in the third quarter 2010.

Competitive Renewable Energy Zones (CREZs) — In January 2009, the PUCT awarded approximately $1.3 billion of CREZ construction projects to Oncor (PUCT Docket Nos. 35665 and 37902). The projects involve the construction of transmission lines to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. A written order reflecting the PUCT’s decision was entered in March 2009, and an order on rehearing was issued by the PUCT in May 2009. The cost estimates for the CREZ construction projects are based upon cost analyses prepared by ERCOT in April 2008. Based on the selection of final routes for the three default and nine priority projects and identification of additional costs not included in the original ERCOT estimate (e.g., wind interconnection facilities and required modifications to existing facilities), Oncor estimates that the cost of these projects will exceed ERCOT estimates by approximately $220 million. Final routes for five subsequent projects have not yet been selected by the PUCT. As of June 30, 2010, Oncor’s cumulative CREZ-related capital expenditures totaled $217 million, including $103 million during the six months ended June 30, 2010. It is expected that the necessary permitting actions and other requirements and all construction activities for Oncor’s CREZ construction projects will be completed by the end of 2013.

In October 2009, the PUCT initiated a proceeding to determine whether there is sufficient financial commitment from generators of renewable energy to grant Certificates of Convenience and Necessity (CCNs) for transmission facilities located in two areas in the panhandle of Texas designated as CREZs. If the PUCT determines that there is not sufficient financial commitment from the generators for either CREZ, the PUCT may take action, including delaying the filing of CREZ CCN applications until such time as the PUCT finds sufficient financial commitment for that CREZ in accordance with the financial commitment provisions of the PUCT’s rules. Three of the CREZ transmission projects awarded to Oncor are located in the two CREZs that are the subject of the proceeding. The estimated cost of these three transmission projects is approximately $380 million. In July 2010, a stipulation and proposed order was filed that would allow these projects to proceed. The PUCT approved the proposed order at its July 30, 2010 open meeting.

In July 2009, the City of Garland, Texas filed an Original Petition and Application for Stay and Injunction in the 200th District Court of Travis County, Texas seeking judicial review and a stay of the PUCT’s March 2009 written order selecting transmission service providers (including Oncor) to build CREZ transmission facilities. In January 2010, the district court issued an order reversing the PUCT’s order and remanding it to the PUCT for action consistent with the court’s opinion. The district court order did not contain a stay or injunction and severed the City of Garland’s requests for declaratory and injunctive relief. In February 2010, the PUCT issued orders that severed certain of the CREZ transmission projects awarded to Oncor and others from its consideration of the remand of the written order (PUCT Docket No. 37928) and suspended the schedule sequencing CREZ projects subsequent to CREZ priority projects (PUCT Docket No. 36802). In April 2010, the PUCT issued an order in Docket No. 36802 establishing the sequencing for CREZ projects subsequent to priority projects, which did not affect Oncor other than resulting in the schedule for Oncor to file CCN applications for its five CREZ subsequent projects between May and September 2010 as compared to the original March to May 2010 timeframe. That order excludes two CREZ subsequent projects that had been originally awarded to Lower Colorado River Authority, and the PUCT has opened Docket No. 38045 to award these two projects. In July 2010, the City of Garland and South Texas Electric Cooperative filed a participation agreement regarding these two projects. It is anticipated that the PUCT will award the projects in the third quarter of 2010.

Sunset Review — PURA, the PUCT, ERCOT and the Office of Public Utility Counsel (OPUC) will be subject to “Sunset” review by the Texas Legislature in the 2011 legislative session. Sunset review includes, generally, a comprehensive review of the need for and effectiveness of an administrative agency (the PUCT, ERCOT and OPUC), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (PURA). A Sunset staff report on the PUCT, ERCOT and the OPUC offering various recommendations for consideration by the Sunset Commission was issued in April 2010, and a related Sunset public meeting was conducted in May 2010. The Sunset Commission met in July 2010 and adopted various recommendations regarding the PUCT, ERCOT and the OPUC. The Sunset Commission will submit its recommendations for the Texas Legislature’s consideration during the next session, which begins in January 2011. Oncor cannot predict the outcome of the sunset review process. For more information regarding risks associated with the Sunset review, see Item 1A. “Risk Factors” in the 2009 Form 10-K.

Summary

Oncor cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter its basic financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that Oncor may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. Oncor may transact in financial instruments to hedge interest rate risk related to its indebtedness, but there are currently no such hedges in place. All of the long-term debt at June 30, 2010 and December 31, 2009 carried fixed interest rates.

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

Credit Exposure — Exposure to credit risk associated with accounts receivable totaled $177 million from affiliates, substantially all of which consisted of Oncor’s trade accounts receivable from TCEH, and $284 million from nonaffiliated customers as of June 30, 2010. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million at June 30, 2010. The nonaffiliated exposure consists almost entirely of noninvestment grade trade accounts receivable, of which $216 million represented trade accounts receivable from REPs. As of June 30, 2010, subsidiaries of one customer collectively represented 12% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure. Oncor views exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.

Oncor is also exposed to credit risk associated with the note receivable from TCEH totaling $237 million ($38 million reported as current in trade accounts and other receivables from affiliates) at June 30, 2010 (see Note 8 to Financial Statements for additional information).

FORWARD-LOOKING STATEMENTS

This report and other presentations made by Oncor contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that Oncor expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of Oncor’s business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although Oncor believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, “Risk Factors” and the discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Form 10-K and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the FERC, the PUCT, the NERC, the TRE, the EPA, and the TCEQ, with respect to:

•	allowed rate of return;

•	permitted capital structure;

•	industry, market and rate structure;

•	recovery of investments;

•	acquisitions and disposals of assets and facilities;

•	operation and construction of facilities;

•	changes in tax laws and policies, and

•	changes in and compliance with environmental and safety laws and policies;

•	legal and administrative proceedings and settlements;

•	weather conditions and other natural phenomena;

•	acts of sabotage, wars or terrorist activities;

•	economic conditions, including the impact of a recessionary environment;

•	unanticipated population growth or decline, or changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	inability of various counterparties to meet their financial obligations to Oncor, including failure of counterparties to perform under agreements;

•	general industry trends;

•	hazards customary to the industry and the possibility that Oncor may not have adequate insurance to cover losses resulting from such hazards;

•	changes in technology used by and services offered by Oncor;

•	significant changes in Oncor’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB, and future funding requirements related thereto;

•	significant changes in critical accounting policies material to Oncor;

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

Oncor believes that there have been no material changes to the risks disclosed in the 2009 Form 10-K, including under the heading “Risk Factors” in Item 1A of the 2009 Form 10-K, except for information disclosed elsewhere in this Form 10-Q that provides factual updates to risks contained in the 2009 Form 10-K. The risks disclosed in the 2009 Form 10-K are not the only risks facing Oncor. Additional risks and uncertainties not currently known to Oncor or that it currently deems to be immaterial also may materially adversely affect Oncor’s business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits provided as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(10)	Material Contracts.

Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)	333-100240 Form 8-K (filed April 7, 2010)	10.1	—	Contract for Services by and between Oncor Electric Delivery Company LLC and Rob D. Trimble, III.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99			—	Condensed Statements of Consolidated Income – Twelve Months Ended June 30, 2010.

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY COMPANY LLC

By:	/S/ DAVID M. DAVIS
David M. Davis
Senior Vice President and Chief Financial Officer

Date: August 2, 2010

EXHIBIT INDEX

Exhibits	Previously Filed With File Number*	As Exhibit

(10)	Material Contracts.

Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)	333-100240 Form 8-K (filed April 7, 2010)	10.1	—	Contract for Services by and between Oncor Electric Delivery Company LLC and Rob D. Trimble, III.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99			—	Condensed Statements of Consolidated Income – Twelve Months Ended June 30, 2010.

*	Incorporated herein by reference.