Form 10-Q
period 2010-09-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2010-10-29
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of October 28, 2010, 80.033% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.217% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors. None of the membership interests are publicly traded.

Oncor Electric Delivery Company LLC’s (Oncor) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Oncor website at http://www.oncor.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on Oncor’s website or available by hyperlink from the website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q. Readers should not rely on or assume the accuracy of any representation or warranty in any agreement that Oncor has filed as an exhibit to this Form 10-Q because such representation or warranty may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties’ risk allocation in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes or may no longer continue to be true as of any given date.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2009 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2009

Bondco	Refers to Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned consolidated bankruptcy-remote financing subsidiary of Oncor.

CREZ	Competitive Renewable Energy Zone

Deed of Trust	Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, made by Oncor to and for the benefit of The Bank of New York Mellon (formerly The Bank of New York), as collateral agent, as amended

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

Investment LLC	Refers to Oncor Management Investment LLC, a limited liability company and minority membership interest owner of Oncor, whose managing member is Oncor and whose Class B Interests are owned by officers, directors and key employees of Oncor.

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Limited Liability Company Agreement	The Second Amended and Restated Limited Liability Company Agreement of Oncor, dated as of November 5, 2008, by and among Oncor Holdings, Texas Transmission and Investment LLC, as amended

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

ii

NERC	North American Electric Reliability Corporation

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

purchase accounting	The purchase method of accounting for a business combination as prescribed by US GAAP, whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs, are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

Sponsor Group	Refers collectively to the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR), TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of Energy Future Competitive Holdings Company and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

TRE	Refers to Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and ERCOT protocols.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

VIE	variable interest entity

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(millions of dollars)
Operating revenues:
Affiliated	$317	$308	$839	$783
Nonaffiliated	514	462	1,397	1,254

Total operating revenues	831	770	2,236	2,037

Operating expenses:
Operation and maintenance	256	245	757	698
Depreciation and amortization	176	147	507	405
Write off of regulatory assets (Note 2)	—	25	—	25
Provision in lieu of income taxes	73	49	156	122
Taxes other than amounts related to income taxes	100	99	287	287

Total operating expenses	605	565	1,707	1,537

Operating income	226	205	529	500

Other income and deductions:
Other income (Note 9)	8	10	28	30
Other deductions (Note 9)	1	5	5	14
Nonoperating provision in lieu of income taxes	6	6	18	18

Interest income	9	13	29	32

Interest expense and related charges (Note 9)	87	85	259	258

Net income	$149	$132	$304	$272

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(millions of dollars)
Cash flows — operating activities:
Net income	$304	$272
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	510	379
Write off of regulatory assets (Note 2)	—	25
Provision in lieu of deferred income taxes – net	128	86
Amortization of investment tax credits	(3)	(4)
Other – net	—	(2)
Changes in operating assets and liabilities:
Deferred advanced metering system revenues	11	51
Other operating assets and liabilities	(227)	(153)

Cash provided by operating activities	723	654

Cash flows — financing activities:
Issuance of long-term debt (Note 4)	475	—
Repayments of long-term debt (Note 4)	(72)	(70)
Net increase (decrease) in short-term borrowings	(188)	200
Distributions to members	(176)	(149)
Decrease in income tax-related note receivable from TCEH	27	27
Debt discount, financing and reacquisition expenses – net	(11)	(3)

Cash provided by financing activities	55	5

Cash flows — investing activities:
Capital expenditures	(782)	(758)
Other	(14)	(4)

Cash used in investing activities	(796)	(762)

Net change in cash and cash equivalents	(18)	(103)

Cash and cash equivalents — beginning balance	28	125

Cash and cash equivalents — ending balance	$10	$22

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$10	$28
Restricted cash (relates to Bondco (Note 9))	63	47
Trade accounts receivable from nonaffiliates — net (Note 9)	291	243
Trade accounts and other receivables from affiliates	220	188
Amounts receivable from members related to income taxes (Note 8)	64	—
Materials and supplies inventories — at average cost	94	92
Prepayments	75	76
Other current assets	2	7

Total current assets	819	681

Restricted cash (relates to Bondco (Note 9))	16	14
Investments and other property (Note 9)	76	72
Property, plant and equipment — net (Note 9)	9,529	9,174
Goodwill (Note 9)	4,064	4,064
Note receivable due from TCEH (Note 8)	189	217
Regulatory assets — net (2010 includes $531 related to Bondco (Notes 2 and 9))	1,652	1,959
Other noncurrent assets	237	51

Total assets	$16,582	$16,232

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Short-term borrowings (Note 3)	$428	$616
Long-term debt due currently (relates to Bondco (Notes 4 and 9))	111	108
Trade accounts payable	111	129
Amounts payable to members related to income taxes (Note 8)	—	8
Accrued taxes other than amounts related to income	116	137
Accrued interest	73	104
Other current liabilities	94	103

Total current liabilities	933	1,205

Liability in lieu of deferred income taxes	1,767	1,589
Investment tax credits	34	37
Long-term debt, less amounts due currently (2010 includes $588 related to Bondco (Notes 4 and 9))	5,395	4,996
Other noncurrent liabilities and deferred credits	1,478	1,558

Total liabilities	9,607	9,385

Commitments and Contingencies (Note 5)

Membership interests (Note 6):
Capital account	6,977	6,849
Accumulated other comprehensive loss	(2)	(2)

Total membership interests	6,975	6,847

Total liabilities and membership interests	$16,582	$16,232

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Description of Business

Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 38% of total revenues for both the nine months ended September 30, 2010 and 2009. Oncor is a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp. With the closing of the Merger on October 10, 2007, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group. See “Glossary” for definition of terms and abbreviations. Oncor Holdings owns 80.033% of Oncor’s membership interests, Texas Transmission owns 19.75% of the membership interests and certain members of Oncor’s management and board of directors indirectly own the remaining membership interests through Investment LLC. Oncor is managed as an integrated business; consequently, there are no separate reportable business segments.

Oncor’s consolidated financial statements include Bondco.

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

	Remaining Rate	Carrying Amount
	Recovery/Amortization Period at September 30, 2010	September 30, 2010	December 31, 2009
Regulatory assets:
Generation-related regulatory assets securitized by transition bonds (a)	6 years	$677	$759
Employee retirement costs	4 years	67	80
Employee retirement costs to be reviewed (b)(c)	To be determined	66	41
Employee retirement liability (a)(c)(d)	To be determined	726	768
Self-insurance reserve (primarily storm recovery costs) — net	6 years	122	137
Self-insurance reserve to be reviewed (b)(c)	To be determined	139	106
Nuclear decommissioning cost under-recovery (a)(c)(e)	Not applicable	—	85
Securities reacquisition costs (pre-industry restructure)	7 years	57	62
Securities reacquisition costs (post-industry restructure)	Terms of related debt	26	27
Recoverable amounts in lieu of deferred income taxes — net	Life of related asset or liability	107	68
Rate case expenses	Largely 3 years	7	9
Rate case expenses to be reviewed (b)(c)	To be determined	2	1
Advanced meter customer education costs	10 years	7	4
Deferred conventional meter depreciation	10 years	49	14
Energy efficiency performance bonus (a)	1 year	2	9

Total regulatory assets		2,054	2,170

Regulatory liabilities:
Nuclear decommissioning cost over-recovery (a)(e)	Not applicable	183	—
Committed spending for demand-side management initiatives (a)	3 years	65	78
Deferred advanced metering system revenues	10 years	68	57
Investment tax credit and protected excess deferred taxes	Various	41	44
Over-collection of securitization (transition) bond revenues (a)	6 years	39	27
Energy efficiency programs (a)	Not applicable	6	5

Total regulatory liabilities		402	211

Net regulatory asset		$1,652	$1,959

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Costs incurred since the period covered under the last rate review.
(c)	Recovery is specifically authorized by statute, subject to reasonableness review by the PUCT.
(d)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(e)	Offset by an intercompany payable to/receivable from TCEH. See Note 8.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act enacted in March 2010 reduce, effective 2013, the amount of OPEB costs deductible for federal income tax purposes by the amount of the Medicare Part D subsidy received by the EFH Corp. OPEB plans in which Oncor participates. Under income tax accounting rules, deferred tax assets related to accrued OPEB liabilities must be reduced immediately for the future effect of the legislation. Accordingly, in the first quarter of 2010, Oncor’s assets in lieu of deferred tax assets were reduced by $42 million. All of this amount was recorded as a regulatory asset (before gross-up for liability in lieu of deferred income taxes) as the additional amounts due related to income taxes are expected to be recoverable in Oncor’s future rates.

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

On August 31, 2009, the PUCT issued a final order on Oncor’s rate review filed in June 2008. The rate review included a determination of the recoverability of regulatory assets at December 31, 2007, including the recoverability period of those assets deemed allowable by the PUCT. The PUCT’s findings included denial of recovery of certain regulatory assets primarily related to business restructuring costs and rate case expenses, which resulted in a $25 million charge ($16 million after tax) in the third quarter 2009 reported as write off of regulatory assets.

3. BORROWINGS UNDER CREDIT FACILITIES

At September 30, 2010, Oncor had a $2.0 billion secured revolving credit facility, expiring October 10, 2013, to be used for its working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances. Oncor may request increases in the commitments under the facility in any amount up to $500 million, subject to the satisfaction of certain conditions. Amounts borrowed under the facility, once repaid, can be borrowed again by Oncor from time to time. Borrowings are classified as short-term on the balance sheet.

The credit facility is secured equally and ratably with all of Oncor’s other secured indebtedness by a first priority lien on property acquired or constructed by Oncor for the transmission and distribution of electricity. The property is mortgaged under the Deed of Trust. On September 3, 2010, Oncor amended the Deed of Trust to eliminate Oncor’s ability to release the lien upon satisfaction and discharge of its obligations under the revolving credit facility (see Note 4).

At September 30, 2010, Oncor had outstanding borrowings under the credit facility totaling $428 million with an interest rate of 0.53% and outstanding letters of credit totaling $6 million. At December 31, 2009, Oncor had outstanding borrowings under the credit facility totaling $616 million with an interest rate of 0.58% at the end of the period. All outstanding borrowings at September 30, 2010 bear interest at LIBOR plus 0.275%, letters of credit bear interest at 0.275%, and a facility fee is payable (currently at a rate per annum equal to 0.100%) on the commitments under the facility, each based on Oncor’s current credit ratings.

Subject to the limitations described below, borrowing capacity availability under the credit facility at September 30, 2010 and December 31, 2009 was $1.444 billion and $1.262 billion, respectively. The availability at both dates excludes $122 million of commitments from a subsidiary of Lehman Brothers Holding Inc. (such subsidiary, Lehman) that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. See Note 10 to the 2009 Form 10-K Financial Statements for additional information. As described in Note 4, the availability under the credit facility is limited by the amount of available bond credits, which was approximately $1.338 billion at September 30, 2010. However, at September 30, 2010, Oncor could secure up to an additional $1.040 billion of potential indebtedness with certain property additions, subject to the completion of a certification process.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. LONG-TERM DEBT

At September 30, 2010 and December 31, 2009, long-term debt consisted of the following:

	September 30, 2010	December 31, 2009
Oncor (a):
6.375% Fixed Senior Notes due May 1, 2012	$700	$700
5.950% Fixed Senior Notes due September 1, 2013	650	650
6.375% Fixed Senior Notes due January 15, 2015	500	500
6.800% Fixed Senior Notes due September 1, 2018	550	550
7.000% Fixed Debentures due September 1, 2022	800	800
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	—
Unamortized discount	(18)	(15)

Total Oncor	4,807	4,335

Oncor Electric Delivery Transition Bond Company LLC (b):
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	—	13
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	101	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	167	197
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total Oncor Electric Delivery Transition Bond Company LLC	703	775

Unamortized fair value discount related to transition bonds (c)	(4)	(6)

Total consolidated	5,506	5,104
Less amount due currently	(111)	(108)

Total long-term debt	$5,395	$4,996

(a)	Secured by first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness. See Deed of Trust Amendment below and Note 11 to the 2009 Form 10-K Financial Statements for additional information.
(b)	The transition bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.
(c)	The transition bonds, which secured regulatory assets not earning a return, were fair valued at October 10, 2007 as a result of purchase accounting.

Debt-Related Activity in 2010

Repayments of long-term debt in 2010 totaled $72 million and represent transition bond principal payments at scheduled maturity dates.

Issuance of New Senior Secured Notes

In September 2010, Oncor issued $475 million aggregate principal amount of 5.250% senior secured notes maturing in September 2040 (2040 Notes). Oncor used the net proceeds of approximately $465 million from the sale of the notes to repay borrowings under its revolving credit facility, including loans under the revolving credit facility made by certain of the initial purchasers or their affiliates, and for general corporate purposes. The notes are secured by the first priority lien described below, and are secured equally and ratably with all of Oncor’s other secured indebtedness.

Interest on the 2040 Notes is payable in cash semiannually in arrears on March 30 and September 30 of each year, beginning on March 30, 2011. Oncor may redeem the notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. The notes also contain customary events of default, including failure to pay principal or interest on the notes when due.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The 2040 Notes were issued in a private placement and have not been registered under the Securities Act of 1933, as amended (Securities Act). Oncor has agreed, subject to certain exceptions, to register with the SEC notes having substantially identical terms as the 2040 Notes (except for provisions relating to the transfer restriction and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the 2040 Notes. Oncor has agreed to use commercially reasonable efforts to cause the exchange offer to be completed within 315 days after the issue date of the 2040 Notes, or if required, to use commercially reasonable efforts to have one or more shelf registration statements declared effective within the later of 180 days after such shelf registration statement filing obligation arises and 270 days after the issue date of the Notes. If Oncor does not comply with this obligation (a registration default), the annual interest rate on the notes will increase by 0.50% per annum until the earlier of the expiration of the registration default or the second anniversary of the issue date of the 2040 Notes.

Debt Exchange

In September 2010, Oncor announced an offer to exchange up to $350 million of its outstanding 6.375% senior secured notes due 2012 and up to $325 million of its outstanding 5.950% senior secured notes due 2013 (collectively, the Original Notes) for newly issued 5.000% senior secured notes due 2017 (2017 Notes) and newly issued 5.750% senior secured notes due 2020 (2020 Notes, and together with the 2017 Notes, New Notes), respectively. The exchange offer expired on October 5, 2010 and settled on October 8, 2010. At settlement, Oncor issued approximately $324.4 million aggregate principal amount of the 2017 Notes and approximately $126.3 million aggregate principal amount of the 2020 Notes in exchange for an equivalent principal amount of the respective Original Notes validly tendered. Oncor did not receive any cash proceeds from the exchange.

The New Notes have not been registered under the Securities Act. In connection with the issuance of the New Notes, Oncor agreed, subject to certain exceptions, to register with the SEC notes having substantially identical terms as the New Notes (except for provisions relating to the transfer restriction and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the New Notes. Oncor has agreed to use commercially reasonable efforts to cause this exchange offer to be completed within 315 days after the issue date of the New Notes, or if required, to use commercially reasonable efforts to have one or more shelf registration statements declared effective within the later of 180 days after such shelf registration statement filing obligation arises and 270 days after the issue date of the New Notes. If Oncor does not comply with this obligation (a registration default), the annual interest rate on the New Notes will increase by 0.50% per annum for the period during which the registration default continues, but not later than the second anniversary of the issue date of the New Notes. Oncor also agreed to file a registration statement containing a “market making prospectus” and to keep it effective, subject to certain exceptions, for a period of ten years after the issue date of the New Notes.

Deed of Trust Amendment

Oncor’s secured indebtedness, including the 2040 Notes and New Notes described above and the revolving credit facility described in Note 3, are secured equally and ratably by a first priority lien on property acquired or constructed by Oncor for the transmission and distribution of electricity. The property is mortgaged under the Deed of Trust. The Deed of Trust permits Oncor to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the fair value of certain property additions that could be certified to the Deed of Trust collateral agent. At September 30, 2010, the available bond credits were approximately $1.338 billion and the amount of additional potential indebtedness that could be secured by property additions, subject to a certification process, was $1.040 billion.

On September 3, 2010, Oncor amended the Deed of Trust. Prior to the amendment, the Deed of Trust provided that Oncor could release the lien upon the satisfaction and discharge of all of its obligations under its revolving credit facility. The amendment to the Deed of Trust eliminated this ability to release the lien prior to the payment and performance in full of all obligations secured by the lien of the Deed of Trust.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value of Long-Term Debt

The estimated fair value of long-term debt (including current maturities) totaled $6.455 billion and $5.644 billion at September 30, 2010 and December 31, 2009, respectively, and the carrying amount totaled $5.506 billion and $5.104 billion, respectively. The fair value is estimated at the lesser of either the call price or the market value as determined by quoted market prices.

5. COMMITMENTS AND CONTINGENCIES

Guarantees

Oncor has entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions.

Oncor is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At September 30, 2010, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $2 million. These leased assets consist primarily of vehicles used in distribution activities. The average life of the residual value guarantees under the lease portfolio is approximately three years.

In June 2010, Oncor, for the purpose of obtaining greater access to materials, guaranteed the repayment of borrowings under a nonaffiliated party’s $20 million credit facility maturing on June 7, 2011. The nonaffiliated party’s borrowings under the credit facility are limited to inventory produced solely to satisfy the terms of a contract with Oncor. Oncor would be entitled to the related inventory upon repayment of the credit facility (or payment to nonaffiliated party). At September 30, 2010, the nonaffiliated party had borrowings of $1.8 million under the facility.

Legal Proceedings

Oncor is involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

6. MEMBERSHIP INTERESTS

Cash Distributions

During 2010, Oncor’s board of directors declared, and Oncor paid/will pay, the following cash distributions to members:

Declaration Date	Payment Date	Amount
October 27, 2010	November 1, 2010	$35
July 28, 2010	August 3, 2010	$68
May 5, 2010	May 6, 2010	$71
February 11, 2010	February 19, 2010	$37

Distributions are limited to Oncor’s cumulative net income and may not be made except to the extent Oncor maintains a required regulatory capital structure, as discussed below. At September 30, 2010, $35 million was eligible to be distributed to Oncor’s members after taking into account these restrictions.

For the period beginning October 11, 2007 and ending December 31, 2012, distributions paid by Oncor (other than distributions of the proceeds of any issuance of limited liability company units) are limited by the Limited Liability Company Agreement and a stipulation agreement with the PUCT (see Note 4 to Financial Statements in the 2009 Form 10-K) to an amount not to exceed Oncor’s cumulative net income determined in accordance with US GAAP, as adjusted by applicable orders of the PUCT. Such adjustments include deducting the $72 million ($46 million after tax) one-time refund to customers in September 2008, net accretion of fair value adjustments resulting from purchase accounting and funds spent as part of the $100 million commitment for additional demand-side management or other energy efficiency initiatives of which $35 million ($23 million after tax) has been spent through September 30, 2010, and removing the effect of the $860 million goodwill impairment charge from fourth quarter 2008 net income available for distribution. The goodwill impairment charge and refund are described in the 2009 Form 10-K. As a result, $9 million of the $149 million net income earned in the three months ended September 30, 2010, was restricted from being used to make distributions of membership interests under the cumulative net income restriction.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Distributions are further limited by Oncor’s required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At September 30, 2010 and December 31, 2009, the regulatory capitalization ratio was 59.7% debt and 40.3% equity and 58.1% debt and 41.9% equity, respectively. The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes transition bonds issued by Bondco. Equity is calculated as membership interests determined in accordance with GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization). Oncor is required to file a quarterly Earnings Monitor Report with the PUCT that sets forth its debt-to-equity ratio. This Earnings Monitor Report shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q. At September 30, 2010, $35 million of membership interests was available for distribution under the capital structure restriction.

Membership Interests

At September 30, 2010, approximately 80.03% of outstanding membership interests were held by Oncor Holdings and indirectly held by EFH Corp., 19.75% were held by Texas Transmission and approximately 0.22% were held indirectly by certain members of Oncor’s management and board of directors through Investment LLC.

The following table presents the changes to membership interests during the nine months ended September 30, 2010:

	Capital Accounts	Accumulated Other Comprehensive Loss	Total Membership Interests

Balance at December 31, 2009	$6,849	$(2)	$6,847
Net income	304	—	304
Distributions	(176)	—	(176)

Balance at September 30, 2010	$6,977	$(2)	$6,975

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

In November 2009, Oncor entered into a supplemental retirement plan that became effective January 1, 2010 (the Oncor Plan), and on January 1, 2010, Oncor ceased participating in the EFH Corp. supplemental retirement plan. The Oncor Plan covers certain employees whose retirement benefits cannot be fully earned under the qualified EFH Retirement Plan. The Oncor Plan is substantially similar to the EFH Corp. supplemental retirement plan, except that Oncor acts as sponsor of the Oncor Plan. At inception, the projected benefit obligation of the Oncor Plan was $32 million, which was 100% funded. Oncor recognized $1 million and $3 million in net pension costs related to the Oncor Plan, primarily composed of interest costs, for the three and nine months ended September 30, 2010, respectively.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The net direct and allocated pension and OPEB costs applicable to Oncor for all of these plans for the three and nine months ended September 30, 2010 and 2009 are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Amounts recognized as expense	$9	$5	$27	$14
Amounts deferred principally as a regulatory asset or property	24	18	68	51

Net pension and OPEB costs	$33	$23	$95	$65

The discount rate reflected in net pension and OPEB costs in 2010 is 5.90%. The expected rates of return on pension and OPEB plan assets reflected in the 2010 cost amounts are 8.0% and 7.6%, respectively.

Oncor made cash contributions to EFH Corp.’s pension and OPEB plans and the Oncor Plan of $27 million, $13 million and $2 million, respectively, during the nine months ended September 30, 2010.

8. RELATED–PARTY TRANSACTIONS

The following represent significant related-party transactions of Oncor:

•

Oncor records revenue from TCEH, principally for electricity delivery fees, which totaled $317 million and $308 million for the three months ended September 30, 2010 and 2009, respectively, and $839 million and $783 million for the nine months ended September 30, 2010 and 2009, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheets at September 30, 2010 and December 31, 2009 reflect receivables from TCEH totaling $182 million and $151 million, respectively, primarily related to these electricity delivery fees.

•

Oncor records interest income from TCEH with respect to Oncor’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor’s bankruptcy-remote financing subsidiary. The interest income serves to offset Oncor’s interest expense on the transition bonds. This interest income totaled $9 million and $10 million for the three months ended September 30, 2010 and 2009, respectively, and $28 million and $32 million for the nine months ended September 30, 2010 and 2009, respectively.

•

Incremental amounts payable by Oncor related to income taxes as a result of delivery fee surcharges to its customers related to transition bonds are reimbursed by TCEH. Oncor’s financial statements reflect a note receivable from TCEH of $227 million ($38 million reported as current in trade accounts and other receivables from affiliates) at September 30, 2010 and $254 million ($37 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2009 related to these income taxes.

•

An EFH Corp. subsidiary charges Oncor for certain administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $9 million and $6 million for the three months ended September 30, 2010 and 2009, respectively, and $27 million and $19 million for the nine months ended September 30, 2010 and 2009, respectively.

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

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The change from a regulatory asset of $85 million at December 31, 2009 to a regulatory liability of $183 million at September 30, 2010 reflects a new decommissioning cost estimate completed in the second quarter 2010. In accordance with regulatory requirements, a new cost estimate is completed every five years. The change reflected lower cost escalation assumptions as compared to the previous estimate, resulting in a decline in the estimated decommissioning liability (see Note 2).

•

Under the terms of a tax sharing agreement among Oncor, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., Oncor is generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests in Oncor, in an aggregate amount that is substantially equal to the amount of federal income taxes that Oncor would have been required to pay if Oncor was filing its own corporate income tax return. In addition, consistent with the tax sharing agreement, Oncor remits to EFH Corp. Texas margin tax payments, which are accounted for as income taxes, calculated as if Oncor were filing its own return. Oncor’s results are included in the consolidated Texas state margin tax return filed by EFH Corp. At September 30, 2010, Oncor had amounts due from members under the agreement totaling $64 million ($51 million from EFH Corp. and $13 million from Texas Transmission and Investment LLC). Oncor had amounts due to EFH Corp. related to income taxes totaling $8 million at December 31, 2009. Income tax payments to members in the nine months ended September 30, 2010 totaled $128 million, including $21 million in federal income tax-related payments to noncontrolling interests.

•

Oncor held cash collateral of $4 million and $15 million at September 30, 2010 and December 31, 2009, respectively, from TCEH related to interconnection agreements for generation units being developed by TCEH. The collateral is reported in the balance sheet in other current liabilities. In January 2010, Oncor returned $11 million of the collateral and paid $1 million in accrued interest related to these units.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at September 30, 2010 and December 31, 2009, TCEH had posted letters of credit in the amount of $14 million and $15 million, respectively, for Oncor’s benefit.

•

At the closing of the Merger in 2007, Oncor entered into its current $2 billion revolving credit facility with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of GS Capital Partners (a member of the Sponsor Group). Affiliates of GS Capital Partners have from time-to-time engaged in commercial transactions with Oncor in the normal course of business.

•

Affiliates of the Sponsor Group have, from time-to-time, performed, and may in the future perform, various financial advisory, dealer, commercial banking and investment banking services for Oncor and certain of its affiliates for which they have received or will receive customary fees and expenses.

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

9. SUPPLEMENTARY FINANCIAL INFORMATION

Consolidation of Variable Interest Entities

Oncor adopted amended accounting standards on January 1, 2010 that require consolidation of a variable interest entity if Oncor has the power to direct the significant activities of the VIE and the right or obligation to absorb profit and loss from the VIE. A VIE is an entity with which Oncor has a relationship or arrangement that

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

indicates some level of control over the entity or results in economic risks to Oncor that are typically borne by an equity owner. The adoption of this accounting guidance did not result in Oncor consolidating any additional VIEs.

Oncor is the primary beneficiary and consolidates a wholly-owned VIE, Bondco, which was organized for the limited purpose of issuing securitization (transition) bonds and purchasing and owning transition property acquired from Oncor, which is pledged as collateral to secure the bonds. Oncor acts as the servicer for this entity to collect securitization transition charges authorized by the PUCT. These funds are remitted to the trustee and used for interest and principal payments on the transition bonds and related costs.

The material assets and liabilities of Bondco are presented separately on the face of Oncor’s Condensed Consolidated Balance Sheet because the assets are restricted and can only be used to settle the obligations of Bondco, and Bondco’s creditors do not have any recourse to the general credit or assets of Oncor.

Oncor’s maximum exposure does not exceed its equity investment in Bondco, which was $16 million at September 30, 2010 and December 31, 2009. Oncor did not provide any financial support to Bondco during the nine months ended September 30, 2010 and 2009.

Other Income and Deductions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Other income:
Accretion of adjustment (discount) to regulatory assets due to purchase accounting	$8	$10	$26	$30
Other	—	—	2	—

Total other income	$8	$10	$28	$30

Other deductions:
Professional fees	$—	$2	$2	$7
Costs related to 2006 cities rate settlement	—	1	—	2
Other	1	2	3	5

Total other deductions	$1	$5	$5	$14

Major Customers

Distribution revenues from TCEH represented 38% and 40% of total operating revenues for the three months ended September 30, 2010 and 2009, respectively, and 38% of total operating revenues for both the nine months ended September 30, 2010 and 2009. Revenues from subsidiaries of one nonaffiliated REP collectively represented 12% and 13% of total operating revenues for the three months ended September 30, 2010 and 2009, respectively, and 12% and 14% of total operating revenues for the nine months ended September 30, 2010 and 2009, respectively. No other customer represented 10% or more of total operating revenues.

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Accrued interest	$84	$84	$253	$254
Amortization of fair value debt discounts resulting from purchase accounting	1	—	2	2
Amortization of debt issuance costs and discounts	2	2	5	5
Allowance for funds used during construction – capitalized interest portion	—	(1)	(1)	(3)

Total interest expense and related charges	$87	$85	$259	$258

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Trade Accounts Receivable

	At September 30, 2010	At December 31, 2009

Gross trade accounts receivable	$469	$395
Trade accounts receivable from TCEH	(176)	(150)
Allowance for uncollectible accounts	(2)	(2)

Trade accounts receivable from nonaffiliates – net	$291	$243

Gross trade accounts receivable at both September 30, 2010 and December 31, 2009 included unbilled revenues of $141 million.

Investments

	September 30, 2010	December 31, 2009

Assets related to employee benefit plans, including employee savings programs, net of distributions	$72	$67
Investments in unconsolidated affiliates	1	3
Land	3	2

Total investments	$76	$72

Property, Plant and Equipment

At September 30, 2010 and December 31, 2009, property, plant and equipment of $9.5 billion and $9.2 billion, respectively, is stated net of accumulated depreciation and amortization of $4.6 billion and $4.4 billion, respectively.

Identifiable Intangible Assets

Intangible assets other than goodwill reported in the balance sheet are comprised of the following:

	At September 30, 2010			At December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Intangible assets subject to amortization included in property, plant and equipment:
Land easements	$201	$73	$128	$188	$72	$116
Capitalized software	337	131	206	240	104	136

Total	$538	$204	$334	$428	$176	$252

Aggregate amortization expense for intangible assets totaled $10 million and $9 million for the three months ended September 30, 2010 and 2009, respectively, and $28 million and $21 million for the nine months ended September 30, 2010 and 2009, respectively. The estimated aggregate amortization expense for each of the next five fiscal years from December 31, 2009 is as follows:

Year	Amortization Expense

2010	$39
2011	41
2012	32
2013	32
2014	32

At both September 30, 2010 and December 31, 2009, goodwill of $4.1 billion was reported on the balance sheet. None of this goodwill balance is being deducted for tax purposes.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Exit Liabilities

Liabilities related to the termination and transition of outsourcing arrangements were accrued in purchase accounting for exit activities resulting from the Merger (see Note 2 to the 2009 Form 10-K Financial Statements). Oncor settled the remaining exit liabilities totaling $2 million during the six months ended June 30, 2010.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2010	2009
Cash payments:
Interest paid	$284	$283
Capitalized interest	(1)	(3)

Interest paid (net of amounts capitalized)	283	280
Amounts paid in lieu of income taxes	128	28

Noncash investing and financing activities:
Noncash construction expenditures (a)	58	56

(a)	Represents end-of-period accruals.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Oncor’s financial condition and results of operations for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 38% of total revenues for both the nine months ended September 30, 2010 and 2009. Oncor is a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp. Oncor Holdings owns 80.033% of Oncor’s membership interests, Texas Transmission owns 19.75% of the membership interests and certain members of Oncor’s management and board of directors indirectly own the remaining membership interests through Investment LLC. Oncor is managed as an integrated business; consequently, there are no separate reportable business segments.

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

Significant Activities and Events

Technology Initiatives — Oncor continues to invest in technology initiatives that include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is expected to produce electricity service reliability improvements and provide the potential for additional products and services from REPs that will enable businesses and consumers to better manage their electricity usage and costs. Oncor’s plans provide for the full deployment of over three million advanced meters to all residential and most non-residential retail electricity customers in Oncor’s service area. The advanced meters can be read remotely, rather than by a meter reader physically visiting the location of each meter. Advanced meters facilitate automated demand side management, which allows consumers to monitor the amount of electricity they are consuming and adjust their electricity consumption habits.

At September 30, 2010, Oncor has installed approximately 1,343,000 advanced digital meters, including approximately 683,000 during the nine months ended September 30, 2010. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for Texas market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $324 million at September 30, 2010, including $128 million in 2010. Oncor expects to complete installations of all 3 million meters by the end of 2012.

Matters with the PUCT — See discussion of these matters, including the awarded construction of CREZ-related transmission lines, below under “Regulation and Rates.”

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2010	2009	Change	2010	2009	Change
Operating statistics:
Electric energy billed volumes (GWh)	33,479	32,017	4.6	84,755	80,189	5.7

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)				97.9	85.9	14.0
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.1	1.1	—
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				85.6	75.4	13.5

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)				3,167	3,142	0.8

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2010	2009	Change	2010	2009	Change
Operating revenues:
Electricity distribution revenues (b):
Affiliated (TCEH)	$317	$308	2.9	$839	$783	7.2
Nonaffiliated	424	378	12.2	1,128	1,004	12.4

Total distribution revenues	741	686	8.0	1,967	1,787	10.1
Third-party transmission revenues	80	76	5.3	240	225	6.7
Other miscellaneous revenues	10	8	25.0	29	25	16.0

Total operating revenues	$831	$770	7.9	$2,236	$2,037	9.8

(a)	SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. The statistics presented are based on twelve months ended September 30, 2010 and 2009 data.
(b)	Includes transition charge revenue associated with the issuance of securitization bonds totaling $43 million and $44 million for the three months ended September 30, 2010 and 2009, and $121 million and $113 million for the nine months ended September 30, 2010 and 2009, respectively. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Financial Results — Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Operating revenues increased $61 million, or 8%, to $831 million in 2010. The increase reflected:

•	$39 million from increased distribution tariffs, including the effects of the August 2009 rate review order;

•	an estimated $11 million in higher average consumption primarily due to the effects of warmer weather in third quarter 2010 as compared to third quarter 2009;

•	$11 million increase in recognized revenues from the advanced metering deployment surcharge due to increased costs driven by ongoing meter installation and systems development;

•	$4 million in higher transmission revenues reflecting rate increases to recover ongoing investment in the transmission system, and

•	$4 million from growth in points of delivery,

partially offset by:

•	$5 million due to a decrease in REP discretionary and third-party maintenance services, and

•	$3 million in lower surcharges for recovery of costs for energy efficiency programs and securitization bonds.

Operation and maintenance expense increased $11 million, or 4%, to $256 million in 2010. The increase reflected:

•	$19 million in additional expense recognition as a result of the PUCT’s final order in the rate review (see discussion immediately below);

•	$5 million in higher fees paid to other transmission entities, and

•	$2 million related to advanced meters, which are reflected in the revenue increases discussed above,

partially offset by:

•	$11 million in reduced contractor, professional and outsourced services;

•	$3 million in reduced vegetation management expenses, and

•	$2 million in reduced costs related to programs designed to improve customer electricity demand efficiencies.

Under accounting rules for rate regulated utilities, certain costs are deferred as regulatory assets (see Note 2 to Financial Statements) when incurred and are recognized as expense when recovery of the costs are allowed in revenue under regulatory approvals. Accordingly, as a result of new tariffs that became effective September 17, 2009, in the three months ended September 30, 2010, Oncor recognized as operation and maintenance expenses $10 million of higher current costs that previously would have been deferred as regulatory assets and $9 million of increased amortization of previously deferred costs. The additional expense recognized included $10 million related to storm recovery costs and $8 million related to pension and OPEB costs.

Depreciation and amortization increased $29 million, or 20%, to $176 million in 2010. The increase reflected $19 million due to higher depreciation and amortization rates implemented upon the PUCT approval of new tariffs in September 2009 and $11 million in higher depreciation due to ongoing investments in property, plant and equipment (including $6 million related to advanced meters), partially offset by $1 million in lower amortization of regulatory assets associated with securitization bonds (with an offsetting decrease in revenues).

See Note 2 to Financial Statements for discussion of the write off of regulatory assets in 2009.

Taxes other than amounts related to income taxes increased $1 million, or 1%, to $100 million in 2010. The increase was driven increased property taxes.

Other income totaled $8 million in 2010 and $10 million in 2009. The 2010 and 2009 amounts reflected accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting. See Note 2 to Financial Statements.

Other deductions totaled $1 million in 2010 and $5 million in 2009. See Note 9 to Financial Statements.

Provision in lieu of income taxes totaled $79 million in 2010 (including $73 million related to operating income and $6 million related to nonoperating income) compared to $55 million in 2009 (including $49 million related to operating income and $6 million related to nonoperating income). The effective income tax rate increased to 34.6% in 2010 from 29.4% in 2009. The increase in the rate reflects a decrease in non-taxable gains related to certain benefit plans in 2010. Both periods reflect reversals of interest accrued on uncertain tax positions.

Interest income decreased $4 million, or 31%, to $9 million in 2010. The decrease reflected lower earnings on investments held for employee benefit plans and lower reimbursement of transition bond interest from TCEH due to lower remaining principal amounts of the bonds.

Interest expense and related charges increased $2 million, or 2%, to $87 million in 2010 driven by $4 million from higher average borrowings, reflecting ongoing capital investments, partially offset by $2 million attributable to lower average interest rates.

Net income increased $17 million, or 13%, to $149 million in 2010. The increase was driven by higher revenues, primarily due to rate increases and weather, and the effect of the write off of regulatory assets in 2009, partially offset by increases in noncash service costs and depreciation and amortization expense recognized as a result of the rate case.

Financial Results — Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Operating revenues increased $199 million, or 10%, to $2.236 billion in 2010. The increase reflected:

•	$88 million from increased distribution tariffs, including the effects of the August 2009 rate review order;

•	an estimated $54 million in higher average consumption primarily due to the effects of colder winter weather and warmer summer weather in 2010 as compared to 2009;

•	$41 million increase in recognized revenues from the advanced metering deployment surcharge due to increased costs driven by ongoing meter installation and systems development;

•	$15 million in higher transmission revenues reflecting rate increases to recover ongoing investment in the transmission system;

•	$11 million from growth in points of delivery, and

•	$7 million in higher charges to REPs related to transition bonds (with an offsetting increase in amortization of the related regulatory asset),

partially offset by:

•	$10 million due to a decrease in REP discretionary and third-party maintenance services, and

•	$7 million in lower surcharges for recovery of energy efficiency costs.

Operation and maintenance expense increased $59 million, or 8%, to $757 million in 2010. The increase reflected:

•	$62 million in additional expense recognition as a result of the PUCT’s final order in the rate review (see discussion immediately below);

•	$12 million related to advanced meters, which are reflected in the revenue increases discussed above;

•	$11 million in higher fees paid to other transmission entities;

•	$9 million in higher labor costs primarily to meet enhanced service terms and conditions, and

•	a $2 million one-time reversal of bad debt expense in 2009 due to a new PUCT rule,

partially offset by:

•	$15 million in reduced outsourced services primarily resulting from changes in providers;

•	$10 million in reduced contractor and professional services;

•	$6 million in reduced costs related to programs designed to improve customer electricity demand efficiencies (with an offsetting decrease in revenues), and

•	$5 million in reduced vegetation management expenses.

As a result of new tariffs that became effective September 17, 2009, in the nine months ended September 30, 2010, Oncor recognized as operation and maintenance expenses $33 million of higher current costs that previously would have been deferred as regulatory assets and $29 million of increased amortization of previously deferred costs. The additional expense recognized included $34 million related to storm recovery costs and $25 million related to pension and OPEB costs.

Depreciation and amortization increased $102 million, or 25%, to $507 million in 2010. The increase primarily reflected $59 million due to higher depreciation and amortization rates implemented upon the PUCT approval of new tariffs in September 2009, $34 million in higher depreciation due to ongoing investments in property, plant and equipment (including $20 million related to advanced meters) and $7 million in higher amortization of regulatory assets associated with securitization bonds (with an offsetting increase in revenues).

See Note 2 to Financial Statements for discussion of the write off of regulatory assets in 2009.

Taxes other than amounts related to income taxes totaled $287 million in both 2010 and 2009. Local franchise fees decreased $3 million as a result of the August 2009 rate review order, offset by $2 million and $1 million in increased property taxes and payroll taxes, respectively.

Other income totaled $28 million in 2010 and $30 million in 2009. The 2010 and 2009 amounts primarily reflected accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting. See Note 2 to Financial Statements.

Other deductions totaled $5 million in 2010 and $14 million in 2009. The 2010 and 2009 amounts included professional fees totaling $2 million and $7 million, respectively. The 2009 amount also included costs totaling $2 million associated with the 2006 settlement with certain cities related to rates.

Provision in lieu of income taxes totaled $174 million in 2010 (including $156 million related to operating income and $18 million related to nonoperating income) compared to $140 million in 2009 (including $122 million related to operating income and $18 million related to nonoperating income). The effective income tax rate increased to 36.4% in 2010 from 34.0% in 2009. The increase in the rate primarily reflects an increase in nondeductible depreciation due to higher depreciation rates implemented upon PUCT approval of new tariffs in September 2009. Both periods reflect reversals of interest accrued on uncertain tax positions.

Interest income decreased $3 million, or 9%, to $29 million in 2010. The decrease reflected lower reimbursement of transition bond interest from TCEH due to lower remaining principal amounts of the bonds.

Interest expense and related charges increased $1 million to $259 million in 2010 driven by $12 million from higher average borrowings reflecting ongoing capital investments, partially offset by $11 million attributable to lower average interest rates.

Net income increased $32 million, or 12%, to $304 million in 2010 driven by higher revenues, primarily due to weather and rate increases, and the effect of the write off of regulatory assets in 2009, partially offset by increases in noncash service costs and depreciation and amortization expense recognized as a result of the rate case.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash provided by operating activities totaled $723 million and $654 million for the nine months ended September 30, 2010 and 2009, respectively. The $69 million increase was driven by the effect on revenues of higher rates and consumption due to weather, an increase in recognized revenues from the advanced metering deployment surcharge and a decrease in payments for outsourced services, partially offset by higher taxes paid reflecting the impact of bonus depreciation and alternative minimum tax utilization in 2009.

Cash provided by financing activities totaled $55 million in 2010 compared to $5 million in 2009. The activity reflected:

	Nine Months Ended September 30,
	2010	2009
Net issuances/(repayments) of borrowings	$204	$127
Distributions to members	(176)	(149)
Decrease in income tax-related note receivable from TCEH	27	27

Cash provided by financing activities	$55	$5

Cash used in investing activities, which consisted primarily of capital expenditures, totaled $796 million in 2010 and $762 million in 2009. The activity reflected:

	Nine Months Ended September 30,
	2010	2009
Capital expenditures	$(782)	$(758)
Other	(14)	(4)

Cash used in investing activities	$(796)	$(762)

The $24 million, or 3%, increase in capital expenditures reflects increased spending for CREZ projects.

Depreciation and amortization expense reported in the condensed statement of consolidated cash flows is $3 million more and $26 million less than the amount reported in the condensed statement of consolidated income for the nine months ended September 30, 2010 and 2009, respectively. The differences represent the accretion of the adjustment (discount) to regulatory assets, net of the amortization of debt fair value discount, both due to purchase accounting, and reported in other income and interest expense and related charges in the condensed statement of consolidated income, and the amortization of previously deferred costs resulting from new tariffs that became effective September 17, 2009 that are reported in operation and maintenance expense in the condensed statement of consolidated income.

Long-Term Debt Activity — Repayments for the nine months ended September 30, 2010 totaled $72 million in scheduled transition bond principal payments.

Issuance of New Senior Secured Notes — In September 2010, Oncor issued $475 million aggregate principal amount of 5.25% senior secured notes maturing in September 2040 (see Note 4 to Financial Statements for more information about the issuance of the 2040 Notes). Oncor used the net proceeds of approximately $465 million from the sale of the 2040 Notes to repay borrowings under its revolving credit facility, including loans under the revolving credit facility made by certain of the initial purchasers or their affiliates, and for general corporate purposes. The 2040 Notes are secured by a first priority lien and are secured equally and ratably with all of Oncor’s other secured indebtedness.

In September 2010, Oncor announced an offer to exchange up to $350 million of its outstanding 6.375% senior secured notes due 2012 and up to $325 million of outstanding 5.950% senior secured notes due 2013 (collectively, the Original Notes) for newly issued 5.000% senior secured notes due 2017 (2017 Notes) and newly issued 5.750% senior secured notes due 2020 (2020 Notes, and together with the 2017 Notes, New Notes), respectively. The exchange offer expired on October 5, 2010 and settled on October 8, 2010. At settlement, Oncor issued approximately $324.4 million aggregate principal amount of the 2017 Notes and approximately

$126.3 million aggregate principal amount of the 2020 Notes in exchange for an equivalent principal amount of the respective Original Notes validly tendered. Oncor did not receive any cash proceeds from the exchange offer.

The New Notes have not been registered under the Securities Act. In connection with the issuance of the New Notes, Oncor agreed, subject to certain exceptions, to register with the SEC notes having substantially identical terms as the New Notes (except for provisions relating to the transfer restriction and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the New Notes. See Note 4 to Financial Statements for more information regarding the exchange transaction.

Deed of Trust Amendment — On September 3, 2010, Oncor amended its Deed of Trust. Prior to the amendment, the Deed of Trust provided that Oncor could release the lien upon the satisfaction and discharge of all of its obligations under its revolving credit facility. The amendment to the Deed of Trust eliminated Oncor’s ability to release the lien prior to the payment and performance in full of all obligations secured by the lien of the Deed of Trust. See Note 4 to Financial Statements.

Liquidity Needs, Including Capital Expenditures — Oncor’s primary source of liquidity aside from operating cash flows, is its ability to borrow under its revolving credit facility. At September 30, 2010, Oncor had a $2.0 billion secured revolving credit facility under which borrowings are available on a revolving basis through October 10, 2013. Subject to the limitations described below, borrowing capacity available under Oncor’s revolving credit facility totaled $1.444 billion and $1.262 billion at September 30, 2010 and December 31, 2009, respectively. The availability at both dates excludes $122 million of commitments from a subsidiary of Lehman Brothers Holding Inc. that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. The availability under this credit facility is limited by the amount of available bond credits, as described below.

Cash and cash equivalents totaled $10 million and $28 million at September 30, 2010 and December 31, 2009, respectively. Available liquidity (cash and available credit facility capacity) at September 30, 2010 totaled $1.454 billion reflecting an increase of $164 million from year-end 2009. The increase resulted from the issuance of $475 million aggregate principal amount of the 2040 Notes, partially offset by ongoing capital investment in transmission and distribution infrastructure. See Note 3 to Financial Statements and Note 10 to the 2009 Form 10-K Financial Statements for additional information regarding the credit facility.

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

The revolving credit facility contains a debt-to-capital ratio covenant that effectively limits Oncor’s ability to incur indebtedness in the future. At September 30, 2010, Oncor was in compliance with such covenant. The revolving credit facility and the senior notes issued by Oncor are secured by the Deed of Trust, which permits Oncor to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the fair value of certain property additions that could be certified to the Deed of Trust collateral agent. At September 30, 2010, the available bond credits were approximately $1.338 billion and the amount of additional potential indebtedness that could be secured by property additions, subject to the completion of a certification process, was $1.040 billion.

In connection with the Merger, Oncor also committed to the PUCT that it would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At September 30, 2010 and December 31, 2009, Oncor’s regulatory capitalization ratios were 59.7% debt and 40.3% equity and 58.1% debt and 41.9% equity, respectively. See Note 6 to Financial Statements for a discussion of the debt-to-equity ratio.

Distributions — During 2010, Oncor’s board of directors declared, and Oncor paid/will pay, the following cash distributions to members:

Declaration Date	Payment Date	Amount
October 27, 2010	November 1, 2010	$35
July 28, 2010	August 3, 2010	$68
May 5, 2010	May 6, 2010	$71
February 11, 2010	February 19, 2010	$37

See Note 6 to Financial Statements for discussion of distribution restriction provisions.

Pension and OPEB Plan Funding — Oncor made cash contributions to EFH Corp.’s pension and OPEB plans and the Oncor Plan of $27 million, $13 million and $2 million, respectively, in the nine months ended September 30, 2010, and expects to make additional cash contributions of $14 million, $5 million and $1 million, respectively, in the remainder of 2010. In October 2010, Oncor funded its remaining $14 million contribution to EFH Corp.’s pension plan and made contributions of $1.5 million to EFH Corp.’s OPEB plan and less than one million to the Oncor Plan.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Oncor’s revolving credit facility contains a financial covenant that requires maintenance of a specified leverage ratio. At September 30, 2010, Oncor was in compliance with such covenant.

Impact on Liquidity of Credit Ratings — The rating agencies assign credit ratings on certain Oncor debt securities. Oncor’s access to capital markets and its cost of debt could be directly affected by its credit ratings. Any adverse action with respect to Oncor’s credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. In particular, a decline in credit ratings would increase the cost of Oncor’s revolving credit facility, other short-term debt issuances and additional or replacement credit facilities. In the event any adverse action with respect to Oncor’s credit ratings takes place and causes borrowing costs to increase, Oncor may not be able to recover such increased costs if they exceed Oncor’s PUCT-approved cost of debt determined in its 2008 general rate case or subsequent rate cases.

Many of Oncor’s large suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with Oncor. Accordingly, if Oncor’s credit ratings decline, the costs to operate its business could increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with Oncor.

The credit ratings assigned for debt securities issued by Oncor at October 20, 2010 are presented below:

Senior Secured
S&P	A-
Moody’s	Baa1
Fitch	BBB

As described in Note 4 to Financial Statements, all of Oncor’s long-term debt is currently secured by a first priority lien on certain of its transmission and distribution assets and is considered senior secured debt. On September 8, 2010, with the elimination by Oncor of its ability to release the lien of the property securing its debt, S&P upgraded the senior secured credit rating of Oncor to “A-” from “BBB+.” All three rating agencies have placed the ratings for Oncor on “stable outlook.”

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — Oncor’s revolving credit facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings. Borrowings under the revolving credit facility range from LIBOR plus 0.275% to LIBOR plus 0.800%, depending on credit ratings. Based on Oncor’s current ratings, borrowings under the credit facility are at LIBOR plus 0.275% per annum. If S&P were to downgrade Oncor’s credit rating to BBB+ or Moody’s were to downgrade Oncor’s credit rating to Baa2, the LIBOR rate under the revolving credit agreement would increase by an additional 0.075%.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under its revolving credit facility. Under this facility such a default may cause the maturity of outstanding balances ($428 million at September 30, 2010) under such facility to be accelerated.

Guarantees — See Note 5 to Financial Statements for details of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2010, Oncor does not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 5 to Financial Statements for details of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after September 30, 2010 that are expected to materially impact Oncor.

REGULATION AND RATES

Matters with the PUCT

Stipulation Approved by the PUCT — In April 2008, the PUCT entered an order, which became final in June 2008, approving the terms of a stipulation relating to the filing in 2007 by Oncor and Texas Holdings of a Merger-related Joint Report and Application with the PUCT pursuant to Section 14.101(b) of PURA and PUCT Substantive Rule 25.75. The stipulation required the filing of a rate case by Oncor no later than July 1, 2008 based on a test year ended December 31, 2007. In July 2008, Nucor Steel filed an appeal of the PUCT’s order in the 200th District Court of Travis County, Texas. A hearing on the appeal was held in June 2010, and the District Court affirmed the PUCT order in its entirety. Nucor Steel has appealed that ruling. Oncor filed the rate case with the PUCT in June 2008, and the PUCT issued a final order with respect to the rate case in August 2009 as discussed in the 2009 Form 10-K. Oncor and four other parties appealed various portions of the rate case final order to a state district court. Oral argument was held on October 19, 2010. The judge has taken the matter under advisement, and Oncor anticipates receiving a ruling in November 2010.

Transmission Rates (PUCT Docket Nos. 37882, 38460 and 38495) — In order to recover increases in its transmission costs, including incremental fees paid to other transmission service providers due to an increase in their rates, Oncor is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs. In January 2010, an application was filed to increase the TCRF, which was administratively approved in February 2010 and became effective March 1, 2010. This application is expected to increase annualized revenues by $13 million. In July 2010, an application was filed to increase the TCRF. It was administratively approved in August 2010 and became effective September 1, 2010. This application is expected to increase annualized revenues by $15 million.

In July 2010, Oncor filed an application for an interim update of its wholesale transmission rate, and the PUCT approved the new rate effective September 29, 2010. Annualized revenues are expected to increase by an estimated $43 million with $27 million of this increase recoverable through transmission rates charged to wholesale customers and the remaining $16 million recoverable from REPs through the TCRF component of Oncor’s delivery rates.

PUCT Rulemaking — The PUCT has published rule changes in two proceedings that would impact transmission rates. In the first proceeding (PUCT Project No. 37909), the PUCT approved the proposal for adoption at its September 29, 2010 open meeting, which changes the TCRF rule to allow for more complete cost recovery of wholesale transmission charges incurred by distribution service providers. Previously, increased wholesale transmission charges were recoverable by distribution service providers, effective with the March 1 and September 1 TCRF updates, but distribution service providers could not recover increased charges incurred prior to such updates. TCRF filings are still effective March 1 and September 1, but distribution service providers will be allowed to include wholesale transmission charges based on the effective date of the wholesale transmission rate changes. In the second proceeding (PUCT Project No. 37519), the PUCT approved the proposal for adoption at its July 30, 2010 open meeting, making changes to the wholesale transmission rules to allow transmission service providers to update their wholesale transmission rates twice in a calendar year, as compared to once per year under the previous rules, providing more timely recovery of incremental capital investment. Other changes included in this rule (i) tie the effective date of the biannual update portion of the rule to the effective date of the TCRF rule in Project No. 37909, (ii) require the PUCT to consider the effects of reduced regulatory lag when setting rates in the next full rate case, and (iii) provide for administrative approval of uncontested interim wholesale transmission rate applications.

Application for 2011 Energy Efficiency Cost Recovery Factor (PUCT Docket No. 38217) — In April 2010, Oncor filed an application with the PUCT to request approval of an energy efficiency cost recovery factor (EECRF) for 2011. PUCT rules require Oncor to make an annual EECRF filing by May 1 for implementation at the beginning of the next calendar year. In September 2010, the PUCT ruled that Oncor will be allowed to recover $51 million through its 2011 EECRF, including $45 million for 2011 program costs and an $11 million performance bonus based on 2009 results and a $5 million reduction for over-recovery of 2009 costs, as compared to $54 million recovered through its 2010 EECRF. The resulting monthly charge for residential customers will be $0.91, as compared to the 2010 residential charge of $0.89 per month.

Competitive Renewable Energy Zones (CREZs) — In January 2009, the PUCT awarded approximately $1.3 billion of CREZ construction projects to Oncor (PUCT Docket Nos. 35665 and 37902). The projects involve the construction of transmission lines to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. The cost estimates for the CREZ construction projects were based upon cost analyses prepared by ERCOT in April 2008. Based on the selection of final routes for the three default and nine priority projects, identification of additional costs not included in the original ERCOT estimate (e.g., wind interconnection facilities and required modifications to existing facilities) and Oncor’s preferred routes for the remaining five subsequent projects, Oncor currently estimates that the cost of these projects will be approximately $1.75 billion. Individual project costs could change based on final route specifications for the subsequent projects determined by the PUCT. In addition, ERCOT is currently performing a study to determine what additional facilities need to be built to provide additional voltage support to the state’s transmission grid as a result of CREZ, and the outcome of this study could result in additional CREZ project costs. Oncor cannot estimate those additional costs at this time. It is expected that ERCOT will release the results of the study by the end of 2010. At September 30, 2010, Oncor’s cumulative CREZ-related capital expenditures totaled $256 million, including $142 million during the nine months ended September 30, 2010. It is expected that the necessary permitting actions and other requirements and all construction activities for Oncor’s CREZ construction projects will be completed by the end of 2013.

In October 2009, the PUCT initiated a proceeding (Docket No. 37567) to determine whether there was sufficient financial commitment from generators of renewable energy to grant Certificates of Convenience and Necessity for transmission facilities located in two areas in the panhandle of Texas designated as CREZs. Three of the CREZ transmission projects awarded to Oncor are located in the two CREZs that are the subject of the proceeding. The estimated cost of these three transmission projects is approximately $380 million and is included in the $1.75 billion estimate above. In July 2010, a stipulation and proposed order was filed that would allow these projects to proceed. The PUCT approved the proposed order and issued its written order on July 30, 2010.

In July 2009, the City of Garland, Texas filed an Original Petition and Application for Stay and Injunction in the 200th District Court of Travis County, Texas seeking judicial review and a stay of the PUCT’s March 2009 written order selecting transmission service providers (including Oncor) to build CREZ transmission facilities. In January 2010, the district court issued an order reversing the PUCT’s order and remanding it to the PUCT for action consistent with the court’s opinion. The district court order did not contain a stay or injunction and severed the City of Garland’s requests for declaratory and injunctive relief. In February 2010, the PUCT issued orders that severed certain of the CREZ transmission projects awarded to Oncor and others from its consideration of the remand of the written order (PUCT Docket No. 37928) and suspended the schedule sequencing CREZ projects subsequent to CREZ priority projects (PUCT Docket No. 36802). In April 2010, the PUCT issued an order in Docket No. 36802 establishing the sequencing for CREZ projects subsequent to priority projects, which did not affect Oncor other than resulting in the schedule for Oncor to file CCN applications for its five CREZ subsequent projects between May and September 2010 as compared to the original March to May 2010 timeframe. That order excludes two CREZ subsequent projects that had been originally awarded to Lower Colorado River Authority, and the PUCT opened Docket No. 38045 to award these two projects. In July 2010, the City of Garland and South Texas Electric Cooperative filed a participation agreement regarding these two projects. In September 2010, the PUCT awarded the projects to the City of Garland and South Texas Electric Cooperative.

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

Market risk is the risk that Oncor may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. Oncor may transact in financial instruments to hedge interest rate risk related to its indebtedness, but there are currently no such hedges in place. All of the long-term debt at September 30, 2010 and December 31, 2009 carried fixed interest rates.

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

Credit Exposure — Exposure to credit risk associated with accounts receivable totaled $182 million from affiliates, substantially all of which consisted of Oncor’s trade accounts receivable from TCEH, and $293 million from nonaffiliated customers at September 30, 2010. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million at September 30, 2010. The nonaffiliated exposure consists almost entirely of noninvestment grade trade accounts receivable, of which $226 million represented trade accounts receivable from REPs. At September 30, 2010, subsidiaries of one nonaffiliated REP collectively represented 13% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure. Oncor views exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.

Oncor is also exposed to credit risk associated with the note receivable from TCEH totaling $227 million ($38 million reported as current in trade accounts and other receivables from affiliates) at September 30, 2010 (see Note 8 to Financial Statements for additional information).

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

An evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at the end of the current period included in this report. Based on the evaluation performed, management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this report, no changes in internal controls over financial reporting have occurred that have materially affected, or are reasonably likely to materially affect, Oncor’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits	Previously Filed With File Number*	As Exhibit

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-100240 Form 8-K (filed September 3, 2010)	10.1	—	Second Amendment to Deed of Trust, Security Agreement and Fixture Filing dated as of September 3, 2010 by and between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon, as Collateral Agent.

4(b)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer’s Certificate, dated September 13, 2010, establishing the terms of Oncor’s 5.25% Senior Secured Notes due 2040.

4(c)	333-100240 Form 8-K (filed September 16, 2010)	4.2	—	Registration Rights Agreement, dated September 13, 2010, among Oncor and the representatives of the initial purchasers of Oncor’s 5.25% Senior Secured Notes due 2040.

4(d)	333-100240 Form 8-K (filed October 12, 2010)	4.1	—	Officer’s Certificate, dated October 8, 2010, establishing the terms of Oncor’s 5.00% Senior Secured Notes due 2017 and 5.75% Senior Secured Notes due 2020.

4(e)	333-100240 Form 8-K (filed October 12, 2010)	4.2	—	Registration Rights Agreement, dated October 8, 2010, among Oncor and the dealer managers named therein.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99			—	Condensed Statement of Consolidated Income – Twelve Months Ended September 30, 2010.

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY COMPANY LLC

By:	/S/ DAVID M. DAVIS
David M. Davis
Senior Vice President and Chief Financial Officer

Date: October 28, 2010

EXHIBIT INDEX

Exhibits	Previously Filed With File Number*	As Exhibit

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-100240 Form 8-K (filed September 3, 2010)	10.1	—	Second Amendment to Deed of Trust, Security Agreement and Fixture Filing dated as of September 3, 2010 by and between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon, as Collateral Agent.

4(b)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer’s Certificate, dated September 13, 2010, establishing the terms of Oncor’s 5.25% Senior Secured Notes due 2040.

4(c)	333-100240 Form 8-K (filed September 16, 2010)	4.2	—	Registration Rights Agreement, dated September 13, 2010, among Oncor and the representatives of the initial purchasers of Oncor’s 5.25% Senior Secured Notes due 2040.

4(d)	333-100240 Form 8-K (filed October 12, 2010)	4.1	—	Officer’s Certificate, dated October 8, 2010, establishing the terms of Oncor’s 5.00% Senior Secured Notes due 2017 and 5.75% Senior Secured Notes due 2020.

4(e)	333-100240 Form 8-K (filed October 12, 2010)	4.2	—	Registration Rights Agreement, dated October 8, 2010, among Oncor and the dealer managers named therein.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99			—	Condensed Statement of Consolidated Income – Twelve Months Ended September 30, 2010.

*	Incorporated herein by reference.