Form 10-K
period 2010-12-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2011-02-18
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Aggregate market value of Oncor Electric Delivery Company LLC common membership interests held by non-affiliates: None

At February 17, 2011, 80.033% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.217% of the outstanding membership interests were indirectly held by certain members of Oncor’s management team and board of directors. None of the membership interests are publicly traded.

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

This Form 10-K and other Securities and Exchange Commission filings of Oncor and its subsidiary occasionally make references to Oncor (or “we,” “our,” “us,” or “the company”) when describing actions, rights or obligations of its subsidiary. These references reflect the fact that the subsidiary is consolidated with Oncor for financial reporting purposes. However, these references should not be interpreted to imply that Oncor is actually undertaking the action or has the rights or obligations of its subsidiary or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	Texas Electric Choice Plan, the legislation that restructured the electric utility industry in Texas to provide for retail competition

Bondco	Refers to Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned consolidated bankruptcy-remote financing subsidiary of Oncor that has issued securitization (transition) bonds to recover certain regulatory assets and other costs.

Capgemini	Capgemini Energy LP, a provider of business support services to Oncor

CREZ	Competitive Renewable Energy Zone

Deed of Trust	Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, made by Oncor to and for the benefit of The Bank of New York Mellon (formerly The Bank of New York), as collateral agent, as amended

EBITDA	Refers to earnings (net income) before interest expense, income taxes (or provision in lieu of income taxes), depreciation and amortization.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EFH Retirement Plan	Refers to the defined benefit pension plan sponsored by EFH Corp., in which Oncor is a participating subsidiary.

EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

Investment LLC	Refers to Oncor Management Investment LLC, a limited liability company and minority membership interest owner of Oncor (approximately 0.22%), whose managing member is Oncor and whose Class B Interests are owned by certain members of the management team and independent directors of Oncor.

IRS	US Internal Revenue Service

kV	kilovolts

kW	kilowatt

kWh	kilowatt-hours

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Limited Liability Company Agreement	The Second Amended and Restated Limited Liability Company Agreement of Oncor, dated as of November 5, 2008, by and among Oncor Holdings, Texas Transmission and Investment LLC, as amended

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

NERC	North American Electric Reliability Corporation

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Bondco, depending on context.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context.

Oncor Plan	Refers to the Oncor Supplemental Retirement Plan, also referred to herein as the “Supplemental Retirement Plan.”

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

OPEB	other postretirement employee benefits

OPEB plan	Refers to an EFH Corp.-sponsored plan, in which Oncor is a participating subsidiary, that offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from the company.

OPUC	Texas Office of Public Utility Counsel

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

purchase accounting	The purchase method of accounting for a business combination as prescribed by US GAAP, whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs, are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)

SARs	Stock Appreciation Rights

SARs Plan	Refers to the Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan.

SEC	US Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Sponsor Group	Refers collectively to the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR), TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of Energy Future Competitive Holdings Company and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

TRE	Refers to Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and ERCOT protocols.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

VIE	variable interest entity

PART I

Items 1. and 2.	BUSINESS AND PROPERTIES

References in this report to “we,” “our,” “us” and “the company” are to Oncor and or/its subsidiary as apparent in the context. See “Glossary” on page ii for other defined terms and abbreviations.

Oncor Electric Delivery Company LLC Business and Strategy

We are a regulated electricity transmission and distribution company that provides the essential service of delivering electricity safely, reliably and economically to end-use consumers through our distribution systems, as well as providing transmission grid connections to merchant generation plants and interconnections to other transmission grids in Texas. We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp. Oncor Holdings owns 80.033% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly beneficially own our remaining outstanding membership interests. We are a limited liability company organized under the laws of the State of Delaware, formed in 2007 as the successor entity to Oncor Electric Delivery Company, formerly known as TXU Electric Delivery Company, a corporation formed under the laws of the State of Texas in 2001.

Our transmission and distribution assets are located principally in the north-central, eastern and western parts of Texas. This territory has an estimated population in excess of seven million, about one-third of the population of Texas, and comprises 91 counties and over 400 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen. We are not a seller of electricity, nor do we purchase electricity for resale. We provide transmission services to other electricity distribution companies, cooperatives and municipalities. We provide distribution services to REPs, which sell electricity to retail customers. Our transmission and distribution rates are regulated by the PUCT. The company is managed as an integrated business; consequently, there are no reportable segments.

We operate the largest transmission and distribution system in Texas, delivering electricity to approximately three million homes and businesses and operating more than 118,000 miles of transmission and distribution lines. Most of our power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law. At December 31, 2010, we had approximately 3,800 full-time employees, including approximately 640 employees under collective bargaining agreements.

Various “ring-fencing” measures have been taken to enhance our credit quality. These measures serve to mitigate our and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that our assets and liabilities or those of Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: our sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; our board of directors being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. We do not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa. Accordingly, our operations are conducted, and our cash flows are managed, independently from the Texas Holdings Group.

In November 2008, we sold equity interests to Texas Transmission. We also indirectly sold equity interests to certain members of our board of directors and management team. Accordingly, after giving effect to all equity issuances, at December 31, 2010, the ownership of our outstanding membership interests was as follows: 80.03% held by Oncor Holdings and indirectly by EFH Corp., 19.75% held by Texas Transmission and 0.22% held indirectly by certain members of our board of directors and management team. See Note 9 to Financial Statements for additional details regarding the sales of equity interests.

Oncor’s Market (ERCOT statistics below were derived from information published by ERCOT)

We operate within the ERCOT market. This market represents approximately 85% of the electricity consumption in Texas. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the system operator of the interconnected transmission grid for those systems. ERCOT is responsible for ensuring reliability, adequacy and security of the electric systems, as well as nondiscriminatory access to transmission service by all wholesale market participants in the ERCOT region. ERCOT’s membership consists of approximately 300 corporate and associate members, including electric cooperatives, municipal power agencies, independent generators, independent power marketers, transmission service providers and distribution services providers, independent REPs and consumers.

In 2010, ERCOT’s hourly demand peaked at a record 65,776 MW. The ERCOT market has limited interconnections to other markets in the US, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity (or approximately 2% of peak demand). In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

The ERCOT market operates under the reliability standards set by NERC. The PUCT has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of power supply across Texas’ main interconnected transmission grid. We, along with other owners of transmission and distribution facilities in Texas, assist the ERCOT independent system operator in its operations. We have planning, design, construction, operation and maintenance responsibility for the portion of the transmission grid and for the load-serving substations we own, primarily within our certificated distribution service area. We participate with the ERCOT independent system operator and other ERCOT utilities in obtaining regulatory approvals and planning, designing and constructing new transmission lines in order to remove existing constraints and interconnect generation on the ERCOT transmission grid. The transmission lines are necessary to meet reliability needs, support renewable energy production and increase bulk power transfer capability.

Oncor’s Strategies

We focus on delivering electricity in a safe and reliable manner, minimizing service interruptions and investing in our transmission and distribution infrastructure to maintain our system, serve our growing customer base with a modernized grid and support renewable energy production.

We believe that building and leveraging upon opportunities to scale our operating advantage and technology programs enables us to create value by eliminating duplicative costs, efficiently managing supply costs, and building and standardizing distinctive process expertise over a larger grid. Scale also allows us to take part in large capital investments in our transmission and distribution system, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs. Our growth strategies are to invest in technology upgrades, including advanced metering systems and energy efficiency initiatives, and to construct new transmission and distribution facilities to meet the needs of the growing Texas market and support renewable energy production. We and other transmission and distribution businesses in ERCOT benefit from regulatory capital recovery mechanisms known as “capital trackers” that we believe enable adequate and timely recovery of transmission and advanced metering investments through our regulated rates.

Oncor’s Operations

Performance — We achieved market-leading electricity delivery performance in 12 out of 14 key PUCT market metrics in 2010. These metrics measure the success of transmission and distribution companies in facilitating customer transactions in the competitive Texas electricity market. Two additional metrics for expedited switching were added by the PUCT in 2010.

Investing in Infrastructure and Technology — In 2010, we invested $1.0 billion in our network to construct, rebuild and upgrade transmission lines and associated facilities, to extend the distribution infrastructure, and to pursue certain initiatives in infrastructure maintenance and information technology. Reflecting our commitment to infrastructure, in September 2008, we and several other ERCOT utilities filed with the PUCT a plan to participate in the construction of transmission improvements designed to interconnect existing and future renewable energy facilities to transmit electricity from CREZs identified by the PUCT. In January 2009, the PUCT awarded us CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring fourteen related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for seventeen of those projects. At February 10, 2011, sixteen of the seventeen projects and thirteen of the fourteen CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. Based on the selection of final routes for three default and nine priority projects, identification of additional costs not included in the original ERCOT estimate (e.g., wind interconnection facilities and required modifications to existing facilities) and our preferred routes for the other five subsequent projects, we currently estimate that the cost of our CREZ projects will total approximately $1.75 billion. Individual project costs could change based on final route specifications for the subsequent projects as determined by the PUCT. In addition, ERCOT completed a study in December 2010 that will allow us and other transmission service providers to build additional facilities to provide further voltage support to the transmission grid as a result of CREZ. We and other transmission service providers are working with ERCOT to complete cost estimates for the required work by the second half of 2011. At December 31, 2010, our cumulative CREZ-related capital expenditures totaled $316 million, including $202 million during the year ended December 31, 2010. We expect that all necessary permitting actions and other requirements and all construction activities for our CREZ construction projects will be completed by the end of 2013. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulation and Rates.”

Our technology upgrade initiatives include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is expected to produce electricity service reliability improvements and provide the potential for additional products and services from REPs that will enable businesses and consumers to better manage their electricity usage and costs. Our plans provide for the full deployment of over three million advanced meters to all residential and most non-residential retail electricity customers in our service area. The advanced meters can be read remotely, rather than by a meter reader physically visiting the location of each meter. Advanced meters facilitate automated demand side management, which allows consumers to monitor the amount of electricity they are consuming and adjust their electricity consumption habits. At December 31, 2010, we had installed approximately 1,514,000 advanced digital meters, including approximately 854,000 during 2010. As the new meters are integrated, we report 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $360 million at December 31, 2010, including $164 million during 2010. We expect to complete installations of the meters by the end of 2012.

In addition to the potential energy efficiencies from advanced metering, we expect to invest over $300 million ($100 million in excess of regulatory requirements) over the five-year period ending 2012 in programs designed to improve customer electricity demand efficiencies. At December 31, 2010, we have invested $190 million in these programs, including $65 million in 2010, and 47% of the amount in excess of regulatory requirements has been spent.

In a stipulation with several parties that was approved by the PUCT (as discussed in Note 3 to Financial Statements), we committed to a variety of actions, including minimum capital spending of $3.6 billion over the five-year period ending December 31, 2012, subject to certain defined conditions. Approximately 72% of this total was spent as of December 31, 2010. This spending does not include the CREZ facilities.

Electricity Transmission — Our electricity transmission business is responsible for the safe and reliable operations of our transmission network and substations. These responsibilities consist of the construction and maintenance of transmission facilities and substations and the monitoring, controlling and dispatching of high-voltage electricity over our transmission facilities in coordination with ERCOT.

We are a member of ERCOT, and our transmission business actively assists the operations of ERCOT and market participants. Through our transmission business, we participate with ERCOT and other member utilities to plan, design, construct and operate new transmission lines, with regulatory approval, necessary to maintain reliability, interconnect to merchant generation facilities, increase bulk power transfer capability and minimize limitations and constraints on the ERCOT transmission grid.

Transmission revenues are provided under tariffs approved by either the PUCT or, to a small degree related to an interconnection to other markets, the FERC. Network transmission revenues compensate us for delivery of electricity over transmission facilities operating at 60 kV and above. Other services we offer through our transmission business include, but are not limited to: system impact studies, facilities studies, transformation service and maintenance of transformer equipment, substations and transmission lines owned by other parties.

PURA allows us to update our transmission rates periodically to reflect changes in invested capital. This “capital tracker” provision encourages investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

At December 31, 2010 our transmission facilities included approximately 5,325 circuit miles of 345-kV transmission lines and approximately 9,979 circuit miles of 138-and 69-kV transmission lines. Sixty generation facilities totaling 34,357 MW are directly connected to our transmission system, and 278 transmission stations and 705 distribution substations are served from our transmission system.

At December 31, 2010, our transmission facilities have the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Centerpoint Energy Inc.	8	—	—
American Electric Power Company, Inc (a)	4	7	11
Lower Colorado River Authority	6	21	3
Texas Municipal Power Agency	8	6	—
Texas New Mexico Power	2	9	11
Brazos Electric Power Cooperative, Inc.	6	109	20
Rayburn Country Electric Cooperative, Inc.	—	35	7
City of Georgetown	—	2	—
Tex-La Electric Cooperative of Texas, Inc.	—	12	1
Other small systems operating wholly within Texas	—	3	3

(a) One of the 345-kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Our electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within our certificated service area. Our distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through approximately 3,118 distribution feeders.

Our distribution system includes over 3.1 million points of delivery. Over the past five years, the number of distribution system points of delivery we serve, excluding lighting sites, grew an average of approximately 1.23% per year, adding approximately 29,378 points of delivery in 2010.

Our distribution system consists of approximately 56,374 miles of overhead primary conductors, approximately 21,559 miles of overhead secondary and street light conductors, approximately 15,490 miles of underground primary conductors and approximately 9,640 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

Distribution rates for residential and small commercial users are based on actual monthly consumption (kWh), and rates for large commercial and industrial users are based on the greater of actual monthly demand (kW) or 80% of peak monthly demand during the prior eleven months.

Customers — Our transmission customers consist of municipalities, electric cooperatives and other distribution companies. Our distribution customers consist of more than 75 REPs in our certificated service area, including TCEH. Distribution revenues from TCEH represented 36% of our total revenues for 2010. Revenues from subsidiaries of Reliant Energy, Inc., each of which is a non-affiliated REP, represented 12% of our total revenues for 2010. No other customer represented more than 10% of our total operating revenues. The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.

Seasonality — Our revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer.

Regulation and Rates — As our operations are wholly within Texas, we believe we are not a public utility as defined in the Federal Power Act and, as a result, we are not subject to general regulation under this act. However, we are subject to reliability standards adopted and enforced by the TRE and the NERC (including critical infrastructure protection) under the Federal Power Act.

The PUCT has original jurisdiction over transmission and distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the PUCT and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, PURA prohibits the collection of any rates or charges by a public utility (as defined by PURA) that does not have the prior approval of the appropriate regulatory authority (PUCT or municipality with original jurisdiction). In accordance with a stipulation approved by the PUCT, we filed a rate review with the PUCT in June 2008, based on a test year ended December 31, 2007. In August 2009, the PUCT issued a final order with respect to the rate review as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulation and Rates.”

In January 2011, we filed for a rate review with the PUCT and 203 cities (PUCT Docket No. 38929) based on a test year ended June 30, 2010. If approved as requested, this review would result in an aggregate annual rate increase of approximately $353 million over the test year period adjusted for the impact of weather. We also requested a revised regulatory capital structure of 55% debt to 45% equity. The debt-to-equity ratio established by the PUCT is currently set at 60% debt to 40% equity. The PUCT, cities and other participating parties, with our input, established a procedural schedule for the review. A hearing on the merits of our request is scheduled to commence in May 2011, and resolution of the proposed increase is expected to occur during the second half of 2011.

At the state level, PURA requires owners or operators of transmission facilities to provide open-access wholesale transmission services to third parties at rates and terms that are nondiscriminatory and comparable to the rates and terms of the utility’s own use of its system. The PUCT has adopted rules implementing the state open-access requirements for utilities including the company that are subject to the PUCT’s jurisdiction over transmission services.

Securitization Bonds — Our consolidated financial statements include our wholly-owned, bankruptcy-remote financing subsidiary, Bondco. This financing subsidiary was organized for the limited purpose of issuing certain transition bonds in 2003 and 2004. Bondco issued $1.3 billion principal amount of transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002. At December 31, 2010, $667 million principal amount of transition bonds was outstanding, which mature in 2011 to 2016.

Environmental Regulations and Related Considerations — The TCEQ and the EPA have jurisdiction over water discharges (including storm water) from facilities in Texas. We believe our facilities are presently in material compliance with applicable state and federal requirements relating to discharge of pollutants into the water. We believe we hold all required waste water discharge permits from the TCEQ for facilities in operation and have applied for or obtained necessary permits for facilities under construction. We also believe we can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure (SPCC) plans for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain facilities. We have developed and implemented SPCC plans as required for those substations, work centers and distribution systems, and we believe we are currently in compliance with the new rules that become effective in November 2011.

Treatment, storage and disposal of solid waste and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ has issued regulations under the Texas Solid Waste Disposal Act applicable to our facilities. We are in compliance with applicable solid and hazardous waste regulations.

Our capital expenditures for environmental matters totaled $9 million in 2010 and are expected to total approximately $7 million in 2011.

Item 1A.	RISK FACTORS

Some important factors, in addition to others specifically addressed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that could have a material negative impact on our operations, financial results and financial condition, or could cause our actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

Our business is subject to ongoing complex governmental regulations and legislation that have impacted, and may in the future impact, our business and/or results of operations.

Our business operates in a changing market environment influenced by various state and federal legislative and regulatory initiatives regarding the restructuring of the energy industry. We will need to continually adapt to these changes.

Our business is subject to changes in state and federal laws (including PURA, the Federal Power Act, the Public Utility Regulatory Policies Act of 1978 and the Energy Policy Act of 2005), changing governmental policy and regulatory actions (including those of the PUCT, the NERC, the TRE, the TCEQ, the FERC and the EPA) and the rules, guidelines and protocols of ERCOT with respect to matters including, but not limited to, market structure and design, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments, return on invested capital and environmental matters. Changes in, revisions to, or reinterpretations of existing laws and regulations may have an adverse effect on our business.

The Texas Legislature meets every two years (the current legislative session began in 2011), and from time to time bills are introduced and considered that could materially affect our business. The State of Texas currently faces a substantial budget deficit, and the Texas Legislature is expected to enact spending cuts to address this shortfall. We cannot predict whether spending cuts or other actions taken with respect to the budget deficit will affect PURA or other agencies that relate to its business or whether any such spending cuts or other actions taken with respect to the budget deficit will have a material impact on our business. There can be no assurance that future action of the Texas Legislature will not result in legislation that could have a material adverse effect on us and our financial prospects.

PURA, the PUCT, ERCOT, the TCEQ and the OPUC are subject to a “Sunset” review by the Texas Sunset Advisory Commission. PURA will expire, and the PUCT will be abolished, on September 1, 2011 unless extended by the Texas Legislature following such review. If any of PURA, the PUCT, ERCOT, the TCEQ or the OPUC are not renewed by the Texas Legislature pursuant to Sunset review, it could have a material effect on our business.

Sunset review is the regular assessment of the continuing need for a state agency to exist, and is grounded in the premise that an agency will be abolished unless legislation is passed to continue its functions. The Texas Sunset Advisory Commission (Sunset Commission) closely reviews each agency and recommends action on each agency to the Texas Legislature, which action may include modifying or even abolishing the agency. Of the agencies scheduled for Sunset review by the Sunset Commission in 2010 and 2011, the following are the most significant to our business: the PUCT, ERCOT, the TCEQ and the OPUC. These agencies are subject to a focused, limited scope, or special purpose review. These agencies, for the most part, participate in, govern or operate the electricity markets in Texas upon which our business model is based. PURA, which expires September 1, 2011, is also subject to Sunset review. If the Texas Legislature fails to renew PURA or any of these agencies, it could result in a significant restructuring of the Texas electricity market or regulatory regime that could have a material impact on our business. There can be no assurance that future action of the Sunset Commission will not result in legislation that could have a material adverse effect on us and our financial prospects.

The rates of our electricity delivery business are subject to regulatory review and may be reduced below current levels, which could adversely impact our financial condition and results of operations.

The rates we charge are regulated by the PUCT and certain cities and are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Our rates are regulated based on an analysis of our costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCT will judge all of our costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that our rates are based upon, or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs, including regulatory assets reported in the balance sheet, and the return on invested capital allowed by the PUCT.

In addition, in 2007 we made several commitments to the PUCT regarding our rates. For example, we committed that we will, in rate cases after our 2008 general rate case through proceedings initiated prior to December 31, 2012, support a cost of debt that will be no greater than the then-current cost of debt of electric utilities with credit ratings equal to our ratings as of October 1, 2007. As a result, we may not be able to recover all of our debt costs if they are above those levels.

The operation and maintenance of electricity delivery facilities involves significant risks that could adversely affect our results of operations and financial condition.

The operation and maintenance of delivery facilities involves many risks, including equipment breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses that may not be recoverable through rates. A significant number of our facilities were constructed many years ago. In particular, older transmission and distribution equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep operating at peak efficiency or reliability. The risk of increased maintenance and capital expenditures arises from damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, our ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, we could be subject to additional costs that may not be recoverable through rates and/or the write-off of our investment in the project or improvement.

Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses that could result from the risks discussed above. Likewise, our ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside our control.

Our capital deployment program may not be executed as planned, which could adversely impact our financial condition and results of operations.

There can be no guarantee that the execution of our capital deployment program for our electricity delivery facilities will be successful, and there can be no assurance that the capital investments we intend to make in connection with our electricity delivery business will produce the desired reductions in cost and improvements to service and reliability. Furthermore, there can be no guarantee that our capital investments, including our investments associated with projects to construct CREZ-related transmission lines and facilities will ultimately be recoverable through rates or, if recovered, that they will be recovered on a timely basis. There can also be no assurance that the PUCT’s award of CREZ construction projects will not be delayed, modified or otherwise vacated through judicial or administrative actions. For more information regarding the limitation on recovering the value of investments using rates and the CREZ project, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Risks and Challenges” and “– Regulation and Rates,” respectively.

Market volatility may impact our business and financial condition in ways that we currently cannot predict.

Because our operations are capital intensive, we expect to rely over the long-term upon access to financial markets as a significant source of liquidity or capital requirements not satisfied by cash-on-hand, operating cash flows or our revolving credit facility. With the construction of our planned projects, it is likely we will incur additional debt. In addition, we may incur additional debt in connection with other investments in infrastructure or technology. The capital and credit markets experienced extreme volatility and disruption in 2008 and 2009. Our ability to access the capital or credit markets may be severely restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the cost of debt financing may be materially and adversely impacted by these market conditions. Even if we are able to obtain debt financing, we may be unable to recover in rates some or all of the costs of such debt financing as a result of our agreement with the PUCT that we will, in rate cases initiated prior to December 31, 2012, support a cost of debt that will be no greater than the then-current cost of debt of electric utilities with investment grade credit ratings equal to our ratings as of October 1, 2007. Accordingly, there can be no assurance that the capital and credit markets will continue to be a reliable or acceptable source of short-term or long-term financing for us. Additionally, disruptions in the capital and credit markets could have a broader impact on the economy in general in ways that could lead to reduced electricity usage, which could have a negative impact on our revenues, or have an impact on our customers, counterparties and/or lenders, causing them to fail to meet their obligations to us.

Our revenues are concentrated in a small number of customers, and any delay or default in payment could adversely affect our cash flows, financial condition and results of operations.

Our revenues from the distribution of electricity are collected from more than 75 REPs, including TXU Energy (a subsidiary of TCEH), that sell the electricity we distribute to consumers. Distribution revenues from TCEH represented 36% of our total revenues for the year ended December 31, 2010. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of TCEH or one or more other REPs could impair the ability of these retail providers to pay for our services or could cause them to delay such payments. We depend on these REPs to timely remit these revenues to us. We could experience delays or defaults in payment from these REPs, which could adversely affect our cash flows, financial condition and results of operations. Due to commitments made to the PUCT in 2007, we may not recover bad debt expense, or certain other costs and expenses, from rate payers in the event of a default or bankruptcy by an affiliate REP.

Our ring-fencing measures may not work as planned.

As discussed above, to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group, various legal, financial and contractual provisions were implemented. These enhancements are intended to minimize the risk that a court would order any of the Oncor Ring-Fenced Entities’ assets and liabilities to be substantively consolidated with those of any member of the Texas Holdings Group in the event that a member of the Texas Holdings Group were to become a debtor in a bankruptcy case. Nevertheless, bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict. Accordingly, if any member of the Texas Holdings Group were to become a debtor in a bankruptcy case, there can be no assurance that a court would not order an Oncor Ring-Fenced Entity’s assets and liabilities to be substantively consolidated with those of such member of the Texas Holdings Group or that a proceeding would not result in a disruption of services we receive from or jointly with affiliates. See Note 1 to Financial Statements for additional information on ring-fencing measures.

Adverse actions with respect to our credit ratings could negatively affect our ability to access capital.

Our access to capital markets and our cost of debt could be directly affected by our credit ratings. Any adverse action with respect to our credit ratings would generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. Our credit ratings are currently substantially higher than those of EFH Corp., our majority equity investor. If credit rating agencies were to change their views of our independence of EFH Corp., our credit ratings would likely decline. Despite our ring-fencing measures, rating agencies could take an adverse action with respect to our credit ratings in response to liability management activities by EFH Corp. or its subsidiaries. In the event any such adverse action takes place and causes our borrowing costs to increase, we may not be able to recover such increased costs if they exceed our PUCT-approved cost of debt determined in our 2008 general rate case or subsequent rate cases.

Most of our large customers, suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with us. If our credit ratings decline, the costs to operate our business would likely increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with us.

Our results of operations and financial condition could be negatively impacted by any development or event beyond our control that causes economic weakness in the ERCOT market.

We derive substantially all of our revenues from operations in the ERCOT market, which covers approximately 75% of the geographical area in the State of Texas. As a result, regardless of the state of the economy in areas outside the ERCOT market, economic weakness in the ERCOT market could lead to reduced demand for electricity in the ERCOT market. Such a reduction could have a material negative impact on our results of operations and financial condition.

In the future, we could have liquidity needs that could be difficult to satisfy under some circumstances, especially in uncertain financial market conditions.

Our operations are capital intensive. We rely on access to financial markets and our credit facility as a significant source of liquidity for capital requirements not satisfied by cash-on-hand or operating cash flows. The inability to raise capital on favorable terms or access liquidity facilities, particularly during times of uncertainty similar to those experienced in the financial markets in 2008 and 2009, could adversely impact our ability to sustain and grow our business and would likely increase capital costs that may not be recoverable through rates. Our access to the financial markets and our credit facility, and the pricing and terms we receive in the financial markets, could be adversely impacted by various factors, such as:

•	changes in financial markets that reduce available credit or the ability to obtain or renew liquidity facilities on acceptable terms;

•	economic weakness in the ERCOT market;

•	changes in interest rates;

•	a deterioration of our credit or a reduction in our credit ratings;

•	a deterioration of the credit or bankruptcy of one or more lenders under our credit facility that affects the ability of such lender(s) to make loans to us;

•

a deterioration of the credit of EFH Corp. or EFH Corp.’s other subsidiaries or a reduction in the credit ratings of EFH Corp. or EFH Corp.’s other subsidiaries that is perceived to potentially have an adverse impact on us despite the ring-fencing of the Oncor Ring-Fenced Entities from the Texas Holdings Group;

•	a material breakdown in our risk management procedures, and

•	the occurrence of changes that restrict our ability to access our credit facility.

Our primary source of liquidity aside from operating cash flows is our ability to borrow under our credit facility. The facility contains a debt-to-capital ratio covenant that effectively limits our ability to incur indebtedness in the future. At December 31, 2010, we were in compliance with such covenant. The credit facility and the senior notes we have issued are secured by the Deed of Trust which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the fair value of certain property additions that could be certified to the Deed of Trust collateral agent. At December 31, 2010, the available bond credits were approximately $1.386 billion and the amount of additional potential indebtedness that could be secured by property additions, subject to appraisal and a certification process, was $1.161 billion. In 2007, we committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At December 31, 2010, our regulatory capitalization ratio was 59.7% debt and 40.3% equity. Our ability to incur additional long-term debt will be limited by our regulatory capital structure.

The litigation environment in which we operate poses a significant risk to our business.

We are involved in the ordinary course of business in a number of lawsuits involving employment, commercial and environmental issues and other claims for injuries and damages, among other matters. Judges and juries in the State of Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and business tort cases. We use appropriate means to contest litigation threatened or filed against us, but the litigation environment in the State of Texas poses a significant business risk.

The costs of providing pension and OPEB and related funding requirements may have a material adverse effect on our results of operations and financial condition.

We are a participating employer in the pension plan sponsored by EFH Corp. and offer pension benefits based on either a traditional defined benefit formula or a cash balance formula. We also participate in health care and life insurance benefit plans offered by EFH Corp. to eligible employees and their eligible dependents upon the retirement of such employees from us. Our share of the costs of providing such benefits and related funding requirements are dependent upon numerous factors, assumptions and estimates and are subject to changes in these factors, assumptions and estimates, including the market value of the assets funding EFH Corp.’s pension and OPEB plans. Benefits costs and related funding requirements are also subject to changing employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans, expected and actual earnings on plan assets and the discount rates used in determining the projected benefit obligation. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods.

If EFH Corp. was unable to make required contributions to the pension plan while it was a member of our controlled group within the meaning of ERISA, we would potentially be liable under ERISA for such contributions as well as for any unfunded pension plan liability that EFH Corp. is unable to pay. Our funding for EFH Corp.’s pension and OPEB plans and the Oncor Plan in 2011 is expected to total $173 million, $18 million and $3 million, respectively. Based on the funded status of the pension plan at December 31, 2010, funding for EFH Corp.’s pension plan is expected to total approximately $918 million for the 2011 to 2015 period. We are expected to fund approximately 73% of this amount consistent with our share of the pension liability. In 2010, we made cash contributions to EFH Corp.’s pension and OPEB plans and the Oncor Plan of $40 million, $18 million and $3 million, respectively. See Note 12 to Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Pension and OPEB Plan Funding” for additional information regarding pension and OPEB plans.

Disruptions at power generation facilities owned by third parties could interrupt our sales of transmission and distribution services.

The electricity we transmit and distribute to customers of REPs is obtained by the REPs from electricity generation facilities. We do not own or operate any generation facilities. If generation is disrupted or if generation capacity is inadequate, our sales of transmission and distribution services may be diminished or interrupted, and our results of operations, financial condition and cash flows may be adversely affected.

Changes in technology or increased conservation efforts may reduce the value of our electricity delivery facilities and may significantly impact our business in other ways as well.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines, photovoltaic (solar) cells and concentrated solar thermal devices. It is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with traditional generation plants. Changes in technology could also alter the channels through which retail customers buy electricity. To the extent self-generation facilities become a more cost-effective option for certain customers, our revenues could be materially reduced.

Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of our electricity delivery facilities. Certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by a fixed date. Effective energy conservation by our customers could result in reduced energy demand, or significantly slow the growth in demand. Such reduction in demand could materially reduce our revenues. Furthermore, we may incur increased capital expenditures if we are required to invest in conservation measures.

Cyber Security and Infrastructure Protection Risk

A breach of cyber/data security measures that impairs our information technology infrastructure could disrupt normal business operations and affect our ability to control our transmission and distribution assets, access customer information and limit communication with third parties. Any loss of confidential or proprietary data through a breach could materially and adversely affect our reputation, expose us to legal claims, impair our ability to execute on business strategies and/or materially and adversely affect our financial condition, results of operations and liquidity.

We participate in industry groups and with regulators to remain current on emerging threats and mitigating techniques. These groups include, but are not limited to: the US Cyber Emergency Response Team, the National Electric Sector Cyber Security Organization, the Department of Homeland Security, the NRC and NERC. We also apply the knowledge gained by continuing to invest in technology, processes and services to detect, mitigate and protect our cyber assets. These investments include upgrades to network architecture, regular intrusion detection monitoring and compliance with emerging industry regulation.

The loss of the services of our key management and personnel could adversely affect our ability to operate our business.

Our future success will depend on our ability to continue to attract and retain highly qualified personnel. We compete for such personnel with many other companies, in and outside our industry, government entities and other organizations. We may not be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. Our failure to attract new personnel or retain our existing personnel could have a material adverse effect on our business.

Our revenues and results of operations are seasonal.

A significant portion of our revenues is derived from rates that we collect from REPs based on the amount of electricity we distribute on behalf of such REPs. Sales of electricity to residential and commercial customers are influenced by temperature fluctuations. Thus, our revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer.

As was the case in the fourth quarter of 2008, goodwill that we have recorded is subject to at least annual impairment evaluations, and as a result, we could be required to write off some or all of this goodwill, which may cause adverse impacts on our financial condition and results of operations.

In accordance with accounting standards, recorded goodwill is not amortized but is reviewed annually or more frequently for impairment, if certain conditions exist, and may be impaired. Any reduction in or impairment of the value of goodwill will result in a charge against earnings, which could cause a material adverse impact on our reported results of operations and financial position. In the fourth quarter of 2008, we recorded a goodwill impairment charge totaling $860 million, which was not deductible for income tax-related purposes. See Notes 1 and 2 to Financial Statements for details regarding the goodwill impairment.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 3.	LEGAL PROCEEDINGS

Remand of 1999 Wholesale Transmission Matrix Case (PUCT Docket No. 38780)

In October 2010, the PUCT established Docket No. 38780 for the remand of Docket No. 20381, the 1999 wholesale transmission charge matrix case. A joint settlement agreement was entered into effective October 6, 2003. This settlement resolves disputes regarding wholesale transmission pricing and charges for the period of January 1997 through August 1999, the period prior to the September 1, 1999 effective date of the legislation that authorized 100% postage stamp pricing for ERCOT wholesale transmission. Since a series of appeals has become final, the 1999 matrix docket has been remanded to the PUCT to address with two additional issues.

The first issue is the wholesale transmission transition mechanism for the period of September 1999 through December 1999. The disputed issue is whether the PUCT should have allowed the transition mechanism to continue for the last four months of 1999. The appealing parties (Texas Municipal Power Agency, the City of Denton, the City of Garland and GEUS (f/k/a Greenville Electric Utility System)) argued that the transition mechanism was not authorized in the September 1, 1999 100% postage stamp pricing legislation. Our transmission deficit position was mitigated by approximately $8 million in the last four months of 1999 through the transition mechanism. If the appealing parties prevail, we may have to pay up to the full amount of approximately $8 million. It is anticipated that the issue will be contested and the amounts paid to settle the issue could be subject to negotiation. It is also unclear whether interest would be added. If the PUCT rules adversely and interest is added, our liability could be as high as $11 million.

The second issue is the San Antonio City Public Service Board’s (CPSB) claim that the PUCT did not have the authority to reduce CPSB’s requested Transmission Cost of Service (TCOS) revenue requirement. CPSB’s initial TCOS rate was in effect from 1997 through 2000. Since the period of January 1997 through August 1999 is incorporated in the joint settlement, CPSB’s remaining claim is for the period of September 1999 through December 2000. In January 2011, CPSB made a filing with the PUCT (PUCT Docket No. 39068), seeking an additional $22 million of TCOS revenue, including interest, for the 16-month period. If CPSB prevails, we would be responsible for approximately $11 million of the request. We plan to participate in this docket and anticipate that multiple parties will oppose CPSB’s request.

At this time, we cannot predict the outcome of these two matters.

We are involved in other various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on our financial position, results of operations or cash flows.

Item 4.	(REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED EQUITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2010, 80.03% of our outstanding membership interests was held by Oncor Holdings and indirectly held by EFH Corp., 19.75% was held by Texas Transmission and 0.22% was held indirectly by certain members of our management team and board of directors through Investment LLC. None of the membership interests are publicly traded.

See Note 9 to Financial Statements for a description of cash distributions we paid to our members and the restrictions on our ability to pay such distributions.

Item 6.	SELECTED FINANCIAL DATA

	Successor (a)				Predecessor
	December 31,				December 31,
	2010	2009	2008	2007	2006
	(millions of dollars, except ratios)
Total assets — end of year	$16,846	$16,232	$15,706	$15,434	$10,709
Property, plant & equipment — net — end of year	9,676	9,174	8,606	8,069	7,608
Goodwill	4,064	4,064	4,064	4,894	25

Capitalization — end of year
Long-term debt, less amounts due currently	$5,333	$4,996	$5,101	$3,702	$3,811
Shareholder’s equity	—	—	—	—	2,975
Membership interests	6,988	6,847	6,799	7,618	—

Total	$12,321	$11,843	$11,900	$11,320	$6,786

Capitalization ratios — end of year (b)
Long-term debt, less amounts due currently	43.3%	42.2%	42.9%	32.7%	56.2%
Shareholder’s equity	—	—	—	—	43.8
Membership interests	56.7	57.8	57.1	67.3	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(a)	In October 2007, in connection with the merger of Texas Energy Future Merger Sub Corp. with and into EFH Corp., Oncor was converted from a Texas corporation to a Delaware limited liability company. The consolidated financial statements of the Successor reflect the application of purchase accounting.
(b)	For purposes of reporting to the PUCT, the regulatory capitalization ratio at December 31, 2010 was 59.7% debt and 40.3% equity. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity Needs, Including Capital Expenditures” and Note 9 to Financial Statements for additional information regarding regulatory capitalization ratios.

	Successor (a)				Predecessor
				Period from October 11, 2007	Period from January 1, 2007	Year Ended
	Year Ended December 31,			through December 31, 2007	through October 10, 2007	December 31, 2006
	2010	2009	2008
	(millions of dollars, except ratios)
Operating revenues	$2,914	$2,690	$2,580	$533	$1,967	$2,449
Net income (loss) (b)	$352	$320	$(487)	$64	$263	$344

Capital expenditures	$1,020	$998	$919	$162	$580	$880

Ratio of earnings to fixed charges (c)	2.60	2.40	—	2.30	2.68	2.74

Embedded interest cost on long-term debt — end of period (d)	6.5%	6.6%	6.7%	6.7%	6.6%	6.5%

(a)	In October 2007, in connection with the merger of Texas Energy Future Merger Sub Corp. with and into EFH Corp., Oncor was converted from a Texas corporation to a Delaware limited liability company. The consolidated financial statements of the Successor reflect the application of purchase accounting.
(b)	Amount in 2008 includes an $860 million goodwill impairment charge (see Note 2 to Financial Statements).
(c)	Fixed charges exceeded earnings by $266 million for the year ended December 31, 2008.
(d)	Represents the annual interest and amortization of any discounts, premiums, issuance costs and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus or minus the unamortized balance of any discounts, premiums, issuance costs and gains/losses on reacquisitions at the end of the year and for the Predecessor periods excludes advances from affiliates.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2010, 2009 and 2008 should be read in conjunction with Selected Financial Data and our audited consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 36% and 38% of total revenues for the years ended December 31, 2010 and 2009, respectively. We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp. Oncor Holdings owns 80.033% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly own the remaining outstanding membership interests through Investment LLC. We are managed as an integrated business; consequently, there are no separate reportable business segments.

Various “ring-fencing” measures have been taken to enhance our credit quality. These measures serve to mitigate our and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that our assets and liabilities or those of Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: our sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; our board of directors being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. We do not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa. Accordingly, our operations are conducted, and our cash flows are managed, independently from the Texas Holdings Group.

Significant Activities and Events

Technology Initiatives — We continue to invest in technology initiatives that include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is expected to produce electricity service reliability improvements and provide the potential for additional products and services from REPs that will enable businesses and consumers to better manage their electricity usage and costs. Our plans provide for the full deployment of over three million advanced meters to all residential and most non-residential retail electricity customers in our service area. The advanced meters can be read remotely, rather than by a meter reader physically visiting the location of each meter. Advanced meters facilitate automated demand side management, which allows consumers to monitor the amount of electricity they are consuming and adjust their electricity consumption habits.

At December 31, 2010, we had installed approximately 1,514,000 advanced digital meters, including approximately 854,000 during the year ended December 31, 2010. As the new meters are integrated, we report 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $360 million at December 31, 2010. We expect to complete the installation of the advanced meters by the end of 2012.

As discussed below under “Regulation and Rates,” we implemented a rate surcharge effective January 1, 2009 to recover our investment in the advanced meter deployment.

Matters with the PUCT — See discussion of these matters, including the awarded construction of CREZ-related transmission lines and a recently filed rate review with the PUCT, below under “Regulation and Rates.”

2008 Impairment of Goodwill — Financial market conditions had a significant effect on Oncor’s 2008 assessment of the carrying value of goodwill. Oncor recorded a goodwill impairment charge of $860 million in 2008 that primarily arose from the dislocation in the capital markets that had increased interest rate spreads and the resulting discount rates used in estimating fair values and the effects of declines in market values of debt and equity securities of comparable companies in the second half of 2008. The annual impairment testing performed as of December 1, 2010 resulted in no impairment. See Note 2 to Financial Statements and “Application of Critical Accounting Policies” below for more information on the goodwill impairment charge.

Issuance of New Senior Secured Notes and Debt Exchange — In September 2010, we issued $475 million aggregate principal amount of 5.250% senior secured notes maturing in September 2040 (2040 Notes). In October 2010, pursuant to an exchange offer, we issued approximately $324 million aggregate principal amount of 5.000% senior secured notes due 2017 (2017 Notes) in exchange for an equivalent principal amount of our outstanding 6.375% senior secured notes due 2012 and approximately $126 million aggregate principal amount of 5.750% senior secured notes due 2020 in exchange for an equivalent principal amount of our outstanding 5.950% senior secured notes due 2013. See “Financial Condition – Liquidity and Capital Resources – Long-Term Debt Activity” for further discussion of these transactions.

KEY RISKS AND CHALLENGES

Following is a discussion of key risks and challenges facing management and the initiatives currently underway to manage such challenges.

Rates and Cost Recovery

Our rates are regulated by the PUCT and certain cities and are subject to regulatory rate-setting processes and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Our rates are regulated based on an analysis of our costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there is no assurance that the PUCT will judge all of our costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that our rates are based upon or that the regulatory process in which rates are determined will always result in rates that produce full recovery of our costs. For example, in its final order in August 2009 with respect to the rate review we filed in June 2008, the PUCT denied recovery of $25 million of regulatory assets, resulting in a $16 million after tax loss recognized in 2009. See “Regulation and Rates” below for further information regarding the final order.

In January 2011, we filed for a rate review with the PUCT and 203 cities (PUCT Docket No. 38929) based on a test year ended June 30, 2010. If approved as requested, this review would result in an aggregate annual rate increase of approximately $353 million over the test year period adjusted for the impact of weather. We also requested a revised regulatory capital structure of 55% debt to 45% equity. The debt-to-equity ratio established by the PUCT is currently set at 60% debt to 40% equity. The PUCT, cities and other participating parties, with our input, established a procedural schedule for the review. A hearing on the merits of our request is scheduled to commence in May 2011, and resolution of the proposed increase is expected to occur during the second half of 2011. See “Regulation and Rates” below for further information regarding the final order.

Advanced Meter Deployment

Under a PUCT order approving our proposed advanced meter deployment plan and rate surcharge to recover the investment, we began billing the advanced metering surcharge in the January 2009 billing month cycle. We may, through subsequent reconciliation proceedings, request recovery of additional costs that are reasonable and necessary. While there is a presumption that costs spent in accordance with a plan approved by the PUCT are reasonable and necessary, recovery of any costs that are found not to have been spent or properly allocated, or not to be reasonable or necessary, must be refunded. See “Regulation and Rates” below for further information.

Capital Availability

Our access to capital markets and cost of debt could be directly affected by our credit ratings. Any adverse action with respect to our credit ratings would generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. Our credit ratings are currently substantially higher than those of the Texas Holdings Group. If credit rating agencies were to change their views of our independence from any member of the Texas Holdings Group, our credit ratings would likely decline. This risk is substantially mitigated by the ring-fencing measures as described in Note 1 to Financial Statements.

Technology Initiatives

Risks to the technology initiative programs discussed above under “Significant Activities and Events” include nonperformance by equipment and service providers, failure of the technology to meet performance expectations and inadequate cost recovery allowances by regulatory authorities. We are implementing measures to mitigate these risks, but there can be no assurance that these technology initiatives will achieve the operational and financial objectives.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are discussed in Note 1 to Financial Statements. We follow accounting principles generally accepted in the US. Application of these accounting policies in the preparation of our consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. The following is a summary of certain critical accounting policies that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Impairment of Long-Lived Assets and Goodwill

We evaluate long-lived assets (including intangible assets with finite lives) for impairment in accordance with accounting standards related to impairment or disposal of long-lived assets whenever events or changes in circumstances indicate that an impairment may exist. The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows.

Goodwill is required to be tested for impairment at least annually or whenever events or changes in circumstances indicate an impairment may exist. Effective with our 2009 testing, we changed the annual test date from October 1 to December 1. Management determined the new annual goodwill test date is preferable because of efficiencies gained by aligning the test with our annual budget and five-year plan processes in the fourth quarter. The change in the annual test date did not delay, accelerate or avoid an impairment charge, and retrospective application of this change in accounting principle did not affect previously reported results. Under this goodwill impairment analysis, if at the assessment date our carrying value exceeds our estimated fair value (enterprise value), the estimated enterprise value is compared to the estimated fair values of our operating assets (including identifiable intangible assets) and liabilities at the assessment date, and the resultant implied goodwill amount is compared to the recorded goodwill amount. Any excess of the recorded goodwill amount over the implied goodwill amount is written off as an impairment charge.

The determination of enterprise value involves a number of assumptions and estimates. We use a combination of three fair value inputs to estimate our enterprise value: internal discounted cash flow analyses (income approach), comparable company equity values and any recent pending and/or completed relevant transactions. The income approach involves estimates of future performance that reflect assumptions regarding, among other things, the discount rate, or weighted average cost of capital. The determination of the discount rate takes into consideration the capital structure, debt ratings and current debt yields of comparable companies as well as an estimate of return on equity that reflects historical market returns and current market volatility for the industry. Enterprise value estimates based on comparable company equity values involve using trading multiples of EBITDA of those selected companies to derive appropriate multiples to apply to our EBITDA. This approach requires an estimate, using historical acquisition data, of an appropriate control premium to apply to the values calculated from such multiples. Critical judgments include the selection of comparable companies and the weighting of the three value inputs in developing the best estimate of enterprise value.

The 2010 annual impairment testing performed at December 1, 2010 resulted in no impairment. The 2009 annual impairment testing performed at October 1 and December 1, 2009 in accordance with accounting guidance for a change in annual impairment testing dates resulted in no impairment. The testing at all three dates determined that our estimated fair value (enterprise value) was substantially in excess of the net carrying value of our operating assets and liabilities, resulting in no additional testing and no impairment.

In the fourth quarter of 2008, we recorded a goodwill impairment charge of $860 million based on estimated fair values at December 31, 2008 (see Note 2 to Financial Statements). The charge was not deductible for income tax-related purposes. The impairment primarily arose from the dislocation in the capital markets that increased interest rate spreads and the resulting discount rates used in the income approach and in the trading multiples of comparable companies and the effect of declines in market values of debt and equity securities of comparable companies in the second half of 2008.

Revenue Recognition

Revenue includes an estimate for electricity delivery services provided from the meter reading date to the end of the period (unbilled revenue). Unbilled revenue is based on actual daily revenues for the most recent period, adjusted for the impact of weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period. Accrued unbilled revenues totaled $126 million, $141 million and $140 million at December 31, 2010, 2009 and 2008, respectively.

Accounting for the Effects of Income Taxes

Our tax sharing agreement with Oncor Holdings and EFH Corp. was amended in November 2008 to include Texas Transmission and Investment LLC. The tax sharing agreement provides for the calculation of amounts related to income taxes for each of Oncor Holdings and Oncor substantially as if these entities file their own income tax returns and requires payments to the members determined on that basis (without duplication for any income taxes paid by a subsidiary of Oncor Holdings).

We became a partnership for US federal income tax purposes effective with the equity sale to Texas Transmission and Investment LLC in November 2008. Accordingly, while partnerships are not subject to income taxes, in consideration of the tax sharing agreement and the presentation of our financial statements as an entity subject to cost-based regulatory rate-setting processes, with such costs historically including income taxes, the financial statements present amounts determined under the tax sharing agreement as “provision in lieu of income taxes” and “liability in lieu of deferred income taxes” for periods subsequent to the equity sale. Such amounts are determined in accordance with the provisions of the accounting guidance for income taxes and accounting standards that provide interpretive guidance for accounting for uncertain tax positions and thus differences between the book and tax bases of assets and liabilities are accounted for as if we were a stand-alone corporation. The accounting guidance for rate-regulated enterprises requires the recognition of regulatory assets or liabilities if it is probable such deferred tax amounts will be recovered from, or returned to customers in future rates.

Our expense amounts related to income taxes and related balance sheet amounts are recorded pursuant to our tax sharing agreement as discussed above. Recording of such amounts involves significant management estimates and judgments, including judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of assets related to income taxes, management considers estimates of the amount and character of future taxable income. Actual amounts related to income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, our forecasted financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities. EFH Corp.’s income tax returns are regularly subject to examination by applicable tax authorities. In management’s opinion, the liability recorded pursuant to income tax accounting guidance related to uncertain tax positions reflects future amounts that may be owed as a result of any examination.

See Notes 1 and 4 to Financial Statements.

Depreciation

Depreciation expense for the transmission and distribution utility assets subject to regulated rate recovery is based on rates periodically approved by the PUCT. Amounts totaled $523 million, $394 million and $330 million in 2010, 2009 and 2008, respectively, or 4.0% of the carrying value in 2010, 3.1% in 2009 and 2.8% in 2008.

Regulatory Assets

Our financial statements at December 31, 2010 and 2009 reflect total regulatory assets of $2.242 billion and $2.170 billion, respectively. These amounts include $647 million and $759 million, respectively, of generation-related regulatory assets recoverable by transition bonds as discussed immediately below. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Note 5 to Financial Statements for more information regarding regulatory assets and liabilities.

Generation-related regulatory asset stranded costs arising prior to the 1999 Restructuring Legislation became subject to recovery through issuance of $1.3 billion principal amount of transition bonds in accordance with a regulatory financing order. The carrying value of the regulatory asset upon final issuance of the bonds in 2004 represented the projected future cash flows to be recovered from REPs by us through revenues as a transition charge to service the principal and fixed rate interest on the bonds. The regulatory asset is being amortized to expense in an amount equal to the transition charge revenues being recognized.

Other regulatory assets that we believe are probable of recovery, but are subject to review and possible disallowance, totaled $214 million and $148 million at December 31, 2010 and 2009, respectively. These amounts consist primarily of storm-related service recovery costs and employee retirement costs.

In 2009, the PUCT issued a final order in our first rate review in more than seven years. As discussed in Note 5 to Financial Statements, the order resulted in a write off of regulatory assets of $25 million.

Defined Benefit Pension Plans and OPEB Plans

We are a participating employer in the EFH Retirement Plan, a defined benefit pension plan sponsored by EFH Corp., and also participate with EFH Corp. and certain other subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing noncontributory pension and OPEB are dependent upon numerous factors, assumptions and estimates.

If EFH Corp. was unable to make required contributions to the pension plan while it was a member of our controlled group within the meaning of ERISA, we would potentially be liable under ERISA for such contributions as well as for any unfunded pension plan liability that EFH Corp. is unable to pay. See Note 12 to Financial Statements and “Risk Factors” for additional information regarding pension and OPEB plans.

We also participated in an EFH Corp. supplemental retirement plan for certain employees, whose retirement benefits cannot be fully earned under the qualified Retirement Plan. We ceased participation in the EFH Corp. supplemental plan and implemented our own supplemental retirement plan (Oncor Plan) effective January 1, 2010, and the assets held in the EFH Corp. supplemental retirement plan attributable to Oncor employees were transferred to the Oncor Plan.

PURA provides for our recovery of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility. These costs are associated with our active and retired employees as well as active and retired personnel engaged in other EFH Corp. activities related to service prior to the deregulation and disaggregation of EFH Corp.’s businesses effective January 1, 2002. Accordingly, we entered into an agreement with TCEH whereby we assumed responsibility for applicable pension and OPEB costs related to those personnel.

We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs reflected in our PUCT-approved billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, we defer (principally as a regulatory asset or property) additional pension and OPEB costs consistent with PURA. Amounts deferred are ultimately subject to regulatory approval.

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

In accordance with accounting rules, changes in benefit obligations associated with factors discussed above may not be immediately recognized in the financial statements, but are recognized in future years over the remaining average service period of plan participants. As such, significant portions of benefit costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. Net direct and indirect allocated pension and OPEB costs as determined under applicable accounting rules are summarized in the following table:

	Year Ended December 31,
	2010	2009	2008
Pension costs	$67	$35	$15
OPEB costs	63	55	44

Total benefit costs	130	90	59
Less amounts deferred principally as a regulatory asset or property	(93)	(66)	(42)

Net amounts recognized as expense	$37	$24	$17

Discount rate (percentage) (a)	5.90%	6.90%	6.55%

Funding of pension and OPEB plans and Oncor Plan (b)	$61	$84	$77
(a) 2009 discount rate for OPEB was 6.85%. (b) 2009 amount includes transfers of investments related to the supplemental retirement plans totaling $6 million.

Sensitivity of these costs to changes in key assumptions is as follows:

Assumption	Increase/(decrease) in 2010 Pension and OPEB Costs
Discount rate – 1% increase	$(35)
Discount rate – 1% decrease	$42
Expected return on assets – 1% increase	$(15)
Expected return on assets – 1% decrease	$15

See Note 12 to Financial Statements regarding other disclosures related to pension and OPEB obligations.

RESULTS OF OPERATIONS

Operating Data

	Year Ended December 31,
	2010	2009	2008
Operating statistics:
Electric energy billed volumes (GWh):
Residential	41,823	38,299	38,728
Other (a)	67,500	65,077	69,100

Total electric energy billed volumes	109,323	103,376	107,828

Reliability statistics (b):
System Average Interruption Duration Index (SAIDI) (nonstorm)	96.6	84.5	85.4
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.2	1.1	1.1
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	82.3	77.2	74.7

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)	3,171	3,145	3,123

Operating revenues:
Electricity distribution revenues (c):
Affiliated (TCEH)	$1,059	$1,017	$998
Nonaffiliated	1,485	1,339	1,264

Total distribution revenues	2,544	2,356	2,262
Third-party transmission revenues	327	299	280
Other miscellaneous revenues	43	35	38

Total operating revenues	$2,914	$2,690	$2,580

(a)	Includes small business, large commercial and industrial and all other non-residential distribution points of delivery.
(b)	SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year.
(c)	Includes transition charge revenue associated with the transition bonds totaling $153 million, $147 million and $140 million for the years ended December 31, 2010, 2009 and 2008, respectively. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Financial Results — Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Operating revenues increased $224 million, or 8%, to $2.914 billion in 2010. The increase reflected:

•	$96 million from increased distribution tariffs, including the effects of new tariffs that became effective with the September 18, 2009 billing cycle;

•	an estimated $49 million in higher average consumption primarily due to the effects of colder winter weather and warmer summer weather in 2010 as compared to 2009;

•	a $46 million increase in recognized revenues from the advanced metering deployment surcharge due to increased costs driven by ongoing meter installation and systems development;

•	$27 million in higher transmission revenues reflecting rate increases to recover ongoing investment in the transmission system;

•	an estimated $15 million effect of growth in points of delivery;

•	$8 million in higher third-party maintenance services, and

•	$6 million in higher charges to REPs related to transition bonds (with an offsetting increase in amortization of the related regulatory asset),

partially offset by:

•	a $16 million decrease in REP discretionary services revenues, and

•	$7 million in lower surcharges for recovery of efficiency costs.

Operation and maintenance expense increased $47 million, or 5%, to $1.009 billion in 2010. The increase reflected:

•	$62 million in additional expense recognition as a result of the PUCT’s final order in the rate review as discussed further below;

•	$10 million in higher labor costs primarily reflecting the insourcing of services previously outsourced and contracted;

•	a $9 million increase related to advanced meters, which are reflected in the revenue increases discussed above;

•	$9 million in higher fees paid to other transmission entities, and

•	a $3 million one-time reversal of bad debt expense in 2009 due to the PUCT’s finalization of the Certification of Retail Electric Providers rule (see Note 15 to Financial Statements) in April 2009,

partially offset by:

•	$20 million in lower costs of outsourced services primarily resulting from changes in providers;

•	$15 million in reduced contractor and professional service expenses;

•	$8 million in reduced costs related to programs designed to improve customer electricity demand efficiencies (with an offsetting decrease in revenues), and

•	$5 million in reduced vegetation management expenses.

Under accounting rules for rate regulated utilities, certain costs are deferred as regulatory assets (see Note 5 to Financial Statements) when incurred and are recognized as expense when recovery of the costs is allowed in revenue under regulatory approvals. Accordingly, as a result of new tariffs that became effective with the September 18, 2009 billing cycle (see “Regulation and Rates” below), in the year ended December 31, 2010, we recognized as operation and maintenance expenses $33 million of higher current costs that would previously have been deferred as regulatory assets and $29 million of increased amortization of previously deferred costs. The additional expense recognized included $34 million related to storm recovery costs and $25 million related to pension and OPEB costs.

Depreciation and amortization increased $116 million, or 21%, to $673 million in 2010. The increase primarily reflected $59 million due to higher depreciation and amortization rates implemented upon PUCT approval of new tariffs that became effective with the September 18, 2009 billing cycle, $50 million in higher depreciation due to ongoing investments in property, plant and equipment (including $27 million related to advanced meters) and $7 million in higher amortization of regulatory assets associated with transition bonds (with an offsetting increase in revenues).

See Note 5 to Financial Statements for discussion of the write off of regulatory assets in 2009.

Other income totaled $36 million in 2010 and $49 million in 2009. The 2010 and 2009 amounts included accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting totaling $34 million and $39 million, respectively. The 2009 amount also included $10 million due to the reversal of exit liabilities recorded in purchase accounting related to the termination of outsourcing arrangements. See Note 11 to Financial Statements.

Other deductions totaled $8 million in 2010 and $14 million in 2009. The 2010 and 2009 amounts included professional fees totaling $4 million and $5 million, respectively. The 2009 amount also included costs totaling $2 million associated with a 2006 settlement with certain cities related to rates. See Note 15 to Financial Statements.

Provision for/in lieu of income taxes totaled $215 million in 2010 (including $193 million related to operating income and $22 million related to nonoperating income) compared to $173 million (including $145 million related to operating income and $28 million related to nonoperating income) in 2009. The effective income tax rate increased to 37.9% in 2010 from 35.1% in 2009. The increase in the rate primarily reflects a decrease in the tax benefit related to the Medicare subsidy due to passage of the Patient Protection and Affordability Care Act and a lower reversal of interest accrued on uncertain tax positions. See Note 4 to Financial Statements for reconciliation of the effective rate to the US federal statutory rate.

Interest income decreased $5 million, or 12%, to $38 million in 2010. The decrease reflected lower reimbursement of transition bond interest from TCEH due to lower remaining principal amounts of the bonds.

Interest expense and related charges increased $1 million to $347 million in 2010. The increase was driven by $14 million in higher average borrowings reflecting ongoing capital investments, partially offset by $11 million attributable to lower average interest rates.

Net income increased $32 million, or 10%, to $352 million in 2010 driven by higher revenues, primarily due to weather effects and rate increases, and the effect of the write off of regulatory assets in 2009, partially offset by increases in noncash service costs and depreciation and amortization expense recognized as a result of the PUCT’s final order in the June 2008 rate review.

Financial Results — Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Operating revenues increased $110 million, or 4%, to $2.690 billion in 2009. The increase reflected:

•	$55 million from increased distribution tariffs, including the effects of the rate review order that became effective September 18, 2009;

•

$28 million from a surcharge to recover advanced metering deployment costs and $11 million from a surcharge to recover additional energy efficiency costs, both of which became effective with the January 2009 billing cycle;

•	$20 million in higher transmission revenues reflecting rate increases to recover ongoing investment in the transmission system;

•	an estimated $14 million effect of growth in points of delivery;

•	$9 million performance bonus for meeting PUCT energy efficiency targets, and

•	$7 million in higher charges to REPs related to transition bonds (with an offsetting increase in amortization of the related regulatory asset),

partially offset by:

•	an estimated $27 million in lower average consumption primarily due to the effects of milder weather and general economic conditions, and

•	$7 million due to a decrease in REP discretionary and third-party maintenance services.

Operation and maintenance expense increased $110 million, or 13%, to $962 million in 2009. The increase reflected:

•	$45 million in higher fees paid to other transmission entities;

•	$24 million in additional expense recognition as a result of the PUCT’s final order in the rate review as discussed further below;

•

$12 million related to advanced meters and $10 million in costs related to programs designed to improve customer electricity demand efficiencies, the majority of which is reflected in the revenue increases discussed above;

•	$7 million in higher labor costs primarily to meet enhanced service terms and conditions;

•	$6 million in higher costs related to employee benefit plans;

•	$4 million in higher contractor and professional services, and

•	$3 million in higher smart grid services costs,

partially offset by a $3 million one-time reversal of bad debt expense due to the PUCT’s finalization of the Certification of Retail Electric Providers rule in April 2009.

As a result of new tariffs that became effective September 18, 2009, we recognized as operation and maintenance expenses $13 million of higher current costs that would previously have been deferred as regulatory assets and $11 million of increased amortization of previously deferred costs in the year ended December 31, 2009. The additional expense recognized included $14 million related to storm recovery costs and $10 million related to pension and OPEB costs.

Depreciation and amortization increased $65 million, or 13%, to $557 million in 2009. The increase reflected $34 million in higher depreciation due to ongoing investments in property, plant and equipment (including $11 million related to advanced meters), $24 million due to increased depreciation and amortization rates implemented upon PUCT approval of new tariffs that became effective September 18, 2009 and $7 million in higher amortization of regulatory assets associated with transition bonds (with an offsetting increase in revenues).

See Note 5 to Financial Statements for a discussion of the $25 million write off of regulatory assets in 2009.

See Note 2 to Financial Statements for a discussion of the $860 million goodwill impairment charge recorded in the fourth quarter of 2008.

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

Other deductions totaled $14 million in 2009 and $25 million in 2008. The 2009 and 2008 amounts included professional fees totaling $7 million and $5 million, respectively, and costs associated with the 2006 rate settlement with certain cities totaling $2 million and $13 million, respectively. See Note 15 to Financial Statements.

Provision for/in lieu of income taxes totaled $173 million in 2009 (including $145 million related to operating income and $28 million related to nonoperating income) compared to $221 million (including $195 million related to operating income and $26 million related to nonoperating income) in 2008. The effective rate on pretax income decreased to 35.1% in 2009 from 37.2%, excluding the impact of the $860 million goodwill impairment in 2008. (This nondeductible charge distorts the comparison; therefore it has been excluded for purposes of a more meaningful discussion.) The decrease in the rate was driven by the reversal of accrued interest due to the favorable resolution of uncertain tax positions. See Note 4 to Financial Statements for reconciliation of the effective rate to the US federal statutory rate.

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

Interest expense and related charges increased $30 million, or 9%, to $346 million in 2009. The increase reflected $17 million in higher average borrowings reflecting ongoing capital investments, and $13 million in higher average interest rates, which was driven by refinancing of short-term borrowings with $1.5 billion of senior secured notes issued in September 2008. The majority of the proceeds of the September 2008 notes issuance was used to pay outstanding short-term borrowings under our credit facility.

Net income for 2009 totaled $320 million and net loss for 2008 totaled $487 million. The change reflects the $860 million goodwill impairment charge recorded in 2008 as well as $53 million in lower results in 2009 driven by the effect of lower average consumption on revenues, the write-off of certain regulatory assets and increased interest expense.

OTHER COMPREHENSIVE INCOME

In September 2008, we entered into interest rate swap transactions hedging the variability of treasury bond rates used to determine the interest rates on an anticipated issuance of an aggregate of $1.0 billion of senior secured notes maturing from 2013 to 2018. The hedges were terminated the same day, and $2 million in after-tax losses were recorded as other comprehensive income.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Cash provided by operating activities totaled $1.098 billion in 2010 and $950 million in 2009. The drivers of the $148 million increase included a $188 million increase in receipts from REPs resulting from higher rates and increased consumption due to the effects of weather, a $33 million decrease in payments for outsourced services and $17 million in lower pension and OPEB contributions, partially offset by $100 million in higher federal income taxes paid reflecting the impact of bonus depreciation and alternative minimum tax utilization in 2009 and timing of payments in 2010.

Cash used in financing activities totaled $61 million and $65 million in 2010 and 2009, respectively. The 2010 activity reflected $211 million of cash used in distributions to our members (a $61 million decrease from 2009 (see Note 9 to Financial Statements)), partially offset by a $113 million increase in cash resulting from the net effect of issuances of debt and reduced short-term borrowings (see Note 7 to Financial Statements) and a $37 million decrease in the income-tax related note receivable from TCEH.

Cash used in investing activities, which consisted primarily of capital expenditures, totaled $1.032 billion in 2010 and $982 million in 2009. The $22 million, or 2%, increase in capital expenditures was driven by $117 million in increased spending for advanced metering deployment and CREZ investments, partially offset by a $79 million decrease in spending on other transmission facilities to serve new projects.

Depreciation and amortization expense reported in the statement of consolidated cash flows was $9 million more than and $35 million less than the amounts reported in the statement of consolidated income (loss) for the years ended December 31, 2010 and 2009, respectively. The difference represents the accretion of the adjustment (discount) to regulatory assets, net of the amortization of debt fair value discount, both due to purchase accounting, and reported in other income and interest expense and related charges in the statement of consolidated income (loss), and the amortization of previously deferred costs resulting from new tariffs that became effective September 18, 2009 that are reported in operation and maintenance expense in the statement of consolidated income (loss).

Cash Flows — Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Cash provided by operating activities totaled $950 million in 2009 compared to $828 million in 2008. The major factors driving the $122 million increase included a one-time $72 million refund to REP customers in 2008 (see Note 3 to Financial Statements), a $57 million favorable impact due to timing of advanced metering surcharge billings (see Note 5 to Financial Statements) and a $37 million decrease in cash payments for/in lieu of income taxes, partially offset by a $57 million increase in interest payments.

Cash used in financing activities totaled $65 million in 2009 compared to $154 million cash provided by financing activities in 2008. The 2009 activity reflected $272 million of cash used in distributions to our members (a $58 million decrease from 2008 (see Note 9 to Financial Statements)), partially offset by a $172 million increase in cash resulting from net issuances of debt and increased borrowings (see Note 7 to Financial Statements) and a $35 million decrease in the income-tax related note receivable from TCEH.

Cash used in investing activities, which consisted primarily of capital expenditures, totaled $982 million and $879 million in 2009 and 2008, respectively. The $79 million, or 9%, increase in capital expenditures was driven by $264 million in increased spending for advanced metering deployment and CREZ investments, partially offset by a $90 million purchase in 2008 of certain smart grid equipment and a $61 million decrease in spending on distribution facilities to serve new customers due to the decline in general economic conditions.

Depreciation and amortization expense reported in the statement of consolidated cash flows was $35 million and $41 million less than the amounts reported in the statement of consolidated income (loss) for the years ended December 31, 2009 and 2008, respectively. The differences represent the accretion of the adjustment (discount) to regulatory assets, net of the amortization of debt fair value discount, both due to purchase accounting, and reported in other income and interest expense and related charges in the statement of consolidated income (loss), and the amortization of previously deferred costs resulting from new tariffs that became effective September 18, 2009 that are reported in operation and maintenance expense in the statement of consolidated income (loss).

Long-Term Debt Activity — Repayments of transition bond principal at scheduled maturity dates in 2010 and 2009 totaled $108 million and $104 million, respectively. See Note 7 to Financial Statements for more information regarding long-term debt.

Issuance of New Senior Secured Notes — In September 2010, we issued $475 million aggregate principal amount of 5.250% senior secured notes maturing in September 2040. We used the net proceeds of approximately $465 million from the sale of the 2040 Notes to repay borrowings under our revolving credit facility, including loans under the revolving credit facility made by certain of the initial purchasers or their affiliates, and for general corporate purposes. The 2040 Notes are secured by a first priority lien and are secured equally and ratably with all of our other secured indebtedness.

The 2040 Notes were issued in a private placement and not been registered under the Securities Act of 1933, as amended (Securities Act). We have agreed, subject to certain exceptions, to register with the SEC notes having substantially identical terms as the 2040 Notes (except for provisions relating to the transfer restriction and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the 2040 Notes. See Note 7 to Financial Statements for more information regarding the 2040 Notes.

Debt Exchange — In September 2010, we announced an offer to exchange up to $350 million of our outstanding 6.375% senior secured notes due 2012 and up to $325 million of outstanding 5.950% senior secured notes due 2013 (collectively, the Original Notes) for newly issued 5.000% senior secured notes due 2017 (2017 Notes) and newly issued 5.750% senior secured notes due 2020 (2020 Notes, and together with the 2017 Notes, New Notes), respectively. In October, we issued approximately $324 million aggregate principal amount of the 2017 Notes and approximately $126 million aggregate principal amount of the 2020 Notes in exchange for an equivalent principal amount of the respective Original Notes validly tendered. We did not receive any cash proceeds from the exchange offer.

The New Notes have not been registered under the Securities Act. In connection with the issuance of the New Notes, we agreed, subject to certain exceptions, to register with the SEC notes having substantially identical terms as the New Notes (except for provisions relating to the transfer restriction and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the New Notes. See Note 7 to Financial Statements for more information regarding the exchange transaction.

Deed of Trust Amendment — On September 3, 2010, we amended our Deed of Trust. Prior to the amendment, the Deed of Trust provided that we could release the lien upon the satisfaction and discharge of all of our obligations under the revolving credit facility. The amendment to the Deed of Trust eliminated our ability to release the lien prior to the payment and performance in full of all obligations secured by the lien of the Deed of Trust. See Note 7 to Financial Statements.

Available Liquidity/Credit Facility — Our primary source of liquidity, aside from operating cash flows, is our ability to borrow under our revolving credit facility. At December 31, 2010, we had a $2.0 billion secured revolving credit facility under which borrowings are available on a revolving basis through October 10, 2013. Subject to the limitations described below, borrowing capacity available under our revolving credit facility totaled $1.495 billion and $1.262 billion at December 31, 2010 and 2009, respectively. The availability at both dates excludes $122 million of commitments from a subsidiary of Lehman Brothers Holding Inc. that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. The availability under this credit facility is limited by the amount of available bond credits, as described below.

Cash and cash equivalents totaled $33 million and $28 million at December 31, 2010 and 2009, respectively. Available liquidity (cash and available credit facility capacity) at December 31, 2010 totaled $1.528 billion reflecting an increase of $238 million from year-end 2009. The increase reflected the issuance of $475 million aggregate principal amount of the 2040 Notes, the proceeds of which were used to repay short-term borrowings and for general corporate purposes, partially offset by ongoing capital investment in transmission and distribution infrastructure.

Under the terms of our revolving credit facility, the commitments of the lenders to make loans to us are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility. See Note 6 to Financial Statements for additional information regarding the credit facility.

Liquidity Needs, Including Capital Expenditures — We expect our capital expenditures to total approximately $1.4 billion over the twelve months ending December 31, 2011 and approximately $2.2 billion over the two years ended December 31, 2013, including amounts related to CREZ construction projects totaling approximately $600 million and approximately $1.4 billion, respectively. These capital expenditures are expected to be used for investment in transmission and distribution infrastructure, which is consistent with our commitment to spend a minimum of $3.6 billion in capital expenditures (excluding amounts related to CREZ construction projects) over the five-year period ending December 31, 2012. See Note 3 to Financial Statements for discussion of this and other commitments in the stipulation approved by the PUCT and “Regulation and Rates” below for discussion of the CREZ projects.

We expect cash flows from operations, combined with availability under the revolving credit facility, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months. Should additional liquidity or capital requirements arise, we may need to access capital markets or generate equity capital through reductions or suspension of distributions to members. Because our operations are capital intensive, the inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the businesses and would likely increase capital costs that may not be recoverable through rates.

The revolving credit facility contains a debt-to-capital ratio covenant that effectively limits our ability to incur indebtedness in the future. See Note 6 to Financial Statements for a discussion of the debt-to-equity ratio. At December 31, 2010, we were in compliance with such covenant. The revolving credit facility and the senior notes issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the fair value of certain property additions that could be certified to the Deed of Trust collateral agent. At December 31, 2010, the available bond credits were approximately $1.386 billion and the amount of additional potential indebtedness that could be secured by property additions, subject to the completion of a certification process, was $1.161 billion.

We also committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. As discussed below in “Regulation and Rates – Matters with the PUCT – Rate Cases,” in January 2011, we filed for a rate review with the PUCT and 203 cities and, among other things, requested a revised regulatory capital structure of 55% debt to 45% equity. We cannot predict the outcome of the rate review. At December 31, 2010 and 2009, our regulatory capitalization ratios were 59.7% debt and 40.3% equity and 58.1% debt and 41.9% equity, respectively. See Note 9 to Financial Statements for a discussion of the debt-to-equity ratio.

Distributions — During 2010, our board of directors declared and we paid $211 million in cash distributions to our members as follows:

Declaration Date	Payment Date	Amount Paid
October 27, 2010	November 1, 2010	$35
July 28, 2010	August 3, 2010	68
May 5, 2010	May 6, 2010	71
February 11, 2010	February 19, 2010	37

On February 15, 2011, our board of directors declared a cash distribution of $20 million to be paid to our members on February 16, 2011. See Note 9 to Financial Statements for a discussion of distribution restriction provisions.

Pension and OPEB Plan Funding — Our funding for EFH Corp.’s pension and OPEB plans and the Oncor Plan for the calendar year is expected to total $173 million, $18 million and $3 million, respectively, in 2011. Based on the funded status of the pension plan at December 31, 2010, funding for EFH Corp.’s pension plan is expected to total approximately $918 million for the 2011 to 2015 period. We are expected to fund approximately 73% of this amount consistent with our share of the pension liability. In 2010, we made cash contributions to EFH Corp.’s pension and OPEB plans and the Oncor Plan of $40 million, $18 million and $3 million, respectively. See Note 12 to Financial Statements for additional information regarding pension and OPEB plans.

Capitalization — Our capitalization ratios were 43.3% and 42.2% long-term debt, less amounts due currently, to 56.7% and 57.8% membership interests at December 31, 2010 and 2009, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility contains a financial covenant that requires maintenance of a specified leverage ratio. At December 31, 2010, we were in compliance with this covenant.

Impact on Liquidity of Credit Ratings — The rating agencies assign credit ratings to certain of our debt securities. Our access to capital markets and cost of debt could be directly affected by our credit ratings. Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. In particular, a decline in credit ratings would increase the cost of our revolving credit facility, other short-term debt issuances and additional or replacement credit facilities. In the event any adverse action with respect to our credit ratings takes place and causes borrowing costs to increase, we may not be able to recover such increased costs if they exceed our PUCT-approved cost of debt determined in our 2008 general rate case or subsequent rate cases.

Many of our large suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with us. Accordingly, if our credit ratings decline, the costs to operate our business could increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with us.

In September 2010, with the elimination by us of our ability to release the lien of the property securing our debt, pursuant to the September 2010 amendment to the Deed of Trust, S&P upgraded our senior secured credit rating to “A-” from “BBB+.” All three rating agencies have placed our ratings on “stable outlook.” The credit ratings assigned for debt securities issued by us at February 17, 2011 are presented below:

Senior Secured
S&P	A-
Moody’s	Baa1
Fitch	BBB

As described in Note 7 to Financial Statements, all of our long-term debt is currently secured by a first priority lien on certain of our transmission and distribution assets and is considered senior secured debt.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — Our revolving credit facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings. Borrowings under the revolving credit facility range from LIBOR plus 0.275% to LIBOR plus 0.800% per annum, depending on credit ratings. Based on our current ratings, borrowings under the credit facility are at LIBOR plus 0.275% per annum. A decline in credit ratings would likely increase the cost of our revolving credit facility, other short-term debt issuances and additional or replacement credit facilities.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by us or our subsidiary in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under our revolving credit facility. Under this facility, such a default may cause the maturity of outstanding balances ($383 million at December 31, 2010, including $6 million in letters of credit) under such facility to be accelerated.

Long-Term Contractual Obligations and Commitments — The following table summarizes our contractual cash obligations at December 31, 2010 (see Notes 7 and 8 to Financial Statements for additional disclosures regarding these long-term debt and noncancelable purchase obligations).

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt – principal	$113	$1,142	$770	$3,467	$5,492
Long-term debt – interest	344	621	504	2,696	4,165
Operating leases (a)	14	17	7	4	42
Obligations under outsourcing agreements	24	44	20	2	90

Total contractual cash obligations	$495	$1,824	$1,301	$6,169	$9,789

(a)	Includes short-term noncancelable leases.

The following are not included in the table above:

•

individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	employment contracts with management;

•	liabilities related to uncertain tax positions totaling $82 million discussed in Note 4 to Financial Statements as the ultimate timing of payment is not known;

•

our estimated funding of the EFH Corp. pension and OPEB plans and the Oncor Plan totaling approximately $194 million in 2011 and approximately $782 million for the 2011 to 2015 period as discussed above under “Pension and OPEB Plan Funding,” and

•	capital expenditures under PUCT orders (advanced meters and CREZ projects) and other commitments made (see Note 3 to Financial Statements).

If EFH Corp. (as plan sponsor) defaulted in its contributions to the EFH Retirement Plan, it is expected that we would seek to continue the plan and would be liable for any liabilities in excess of the assets of the plan. At December 31, 2010, the plan’s liabilities in excess of its assets, excluding our portion, totaled approximately $154 million.

Guarantees — See Note 8 to Financial Statements for details of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2010, we did not have any material off-balance sheet arrangements with special purpose entities or VIEs.

COMMITMENTS AND CONTINGENCIES

See Note 8 to Financial Statements for details of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after December 31, 2010 that are expected to materially impact us.

REGULATION AND RATES

Sunset Review

PURA, the PUCT, ERCOT, the TCEQ and the OPUC will be subject to “Sunset” review by the Texas Legislature in the 2011 legislative session. Sunset review includes, generally, a comprehensive review of the need for and effectiveness of an administrative agency (the PUCT, ERCOT, the TCEQ and the OPUC), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (PURA). In 2010, the Texas Sunset Advisory Commission adopted various recommendations regarding these agencies and submitted its recommendations for the Texas Legislature’s consideration early in the session, which began in January 2011. We cannot predict the outcome of the sunset review process.

Matters with the PUCT

Stipulation Approved by the PUCT — In April 2008, the PUCT entered an order, which became final in June 2008, approving the terms of a stipulation relating to a filing in 2007 by us and Texas Holdings with the PUCT pursuant to Section 14.101(b) of PURA and PUCT Substantive Rule 25.75. The filing reported an ownership change involving Texas Holdings’ purchase of EFH Corp. Among other things, the stipulation required us to file a rate case no later than July 1, 2008 based on a test year ended December 31, 2007, which we filed in June 2008 as discussed below. In July 2008, Nucor Steel filed an appeal of the PUCT’s order in the 200th District Court of Travis County, Texas. A hearing on the appeal was held in June 2010, and the District Court affirmed the PUCT order in its entirety. Nucor Steel appealed that ruling to the Third District Court of Appeals in Austin, Texas in July 2010. Oral argument before the court is scheduled for March 2011.

Rate Cases — In January 2011, we filed for a rate review with the PUCT and 203 cities (PUCT Docket No. 38929) based on a test year ended June 30, 2010. If approved as requested, this review would result in an aggregate annual rate increase of approximately $353 million over the test year period adjusted for the impact of weather. We also requested a revised regulatory capital structure of 55% debt to 45% equity. The debt-to-equity ratio established by the PUCT is currently set at 60% debt to 40% equity. The PUCT, cities and other participating parties, with our input, established a procedural schedule for the review. A hearing on the merits of our request is scheduled to commence in May 2011 and resolution of the proposed increase is expected to occur during the second half of 2011. We cannot predict the outcome of this rate review.

In June 2008, we filed for a rate review with the PUCT and 204 cities (PUCT Docket No. 35717). In August 2009, the PUCT issued a final order with respect to the rate review. The final order approved a total annual revenue requirement for us of $2.64 billion, based on a 2007 test year cost of service and customer characteristics. New rates were calculated for all customer classes using 2007 test year billing metrics and the approved class cost allocation and rate design. The PUCT staff estimated that the final order resulted in an approximate $115 million increase in base rate revenues over our 2007 adjusted test year revenues, before recovery of rate case expenses. Prior to implementing the new rates in September 2009, we had already begun recovering $45 million of the $115 million increase as a result of approved transmission cost recovery factor and energy efficiency cost recovery factor filings, such as those discussed below. Also see Note 5 to Financial Statements regarding the PUCT’s review of regulatory assets and liabilities.

Key findings by the PUCT in the rate review included:

•

recognizing and affirming our corporate ring-fence from EFH Corp. and its unregulated affiliates by rejecting a proposed consolidated tax savings adjustment arising out of EFH Corp.’s ability to offset our taxable income against losses from other investments;

•

approving the recovery of all of our capital investment in our transmission and distribution system, including investment in certain automated meters that will be replaced pursuant to our advanced meter deployment plan;

•	denying recovery of $25 million of regulatory assets, which resulted in a $16 million after-tax loss being recognized in the third quarter of 2009, and

•	setting our return on equity at 10.25%.

New rates were implemented upon approval of new tariffs in September 2009. In November 2009, the PUCT issued an Order on Rehearing that established a new rate class but did not change the revenue requirements. In January 2010, the PUCT denied all Second Motions for Rehearing, which made the November 2009 Order on Rehearing final and appealable. We and four other parties appealed various portions of the rate case final order to a state district court, and oral argument was held in October 2010. In January 2011, the District Court signed its judgment reversing the PUCT with respect to two issues:

the PUCT’s disallowance of certain franchise fees, and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities. We intend to file an appeal with the Austin Court of Appeals in February 2011 with respect to the issues we appealed to the District Court and did not prevail upon, as well as the District Court’s decision on discounts for state colleges and universities. We are unable to predict the outcome of the appeal.

Competitive Renewable Energy Zones (CREZs) — In January 2009, the PUCT awarded us CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring fourteen related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for seventeen of those projects. At February 10, 2011, sixteen of the seventeen projects and thirteen of the fourteen CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. Based on the selection of final routes for three default and nine priority projects, identification of additional costs not included in the original ERCOT estimate (e.g., wind interconnection facilities and required modifications to existing facilities) and our preferred routes for the other five subsequent projects, we currently estimate that the cost of our CREZ projects will total approximately $1.75 billion. Individual project costs could change based on final route specifications for the subsequent projects as determined by the PUCT. In addition, ERCOT completed a study in December 2010 that will allow us and other transmission service providers to build additional facilities to provide further voltage support to the transmission grid as a result of CREZ. We and other transmission service providers are working with ERCOT to complete cost estimates for the required work by the second half of 2011. At December 31, 2010, our cumulative CREZ-related capital expenditures totaled $316 million, including $202 million during the year ended December 31, 2010. We expect that all necessary permitting actions and other requirements and all construction activities for our CREZ construction projects will be completed by the end of 2013.

Advanced Metering Deployment Surcharge Filing (PUCT Docket Nos. 35718 and 36157) — In May 2008, we filed with the PUCT a description and request for approval of our proposed advanced metering system deployment plan and proposed surcharge for the recovery of estimated future investment for advanced metering deployment. In September 2008, a PUCT order became final approving a settlement reached with the majority of the parties to this surcharge filing. The settlement included the following major provisions, as amended by the final order in the 2008 rate review:

•	the full deployment of over three million advanced meters to all residential and most non-residential retail electricity customers in our service area;

•	a surcharge beginning on January 1, 2009 and continuing for 11 years;

•	a total revenue requirement over the surcharge period of $1.023 billion;

•	estimated capital expenditures for advanced metering facilities of $686 million;

•	related operation and maintenance expenses for the surcharge period of $153 million;

•	$204 million of operation and maintenance expense savings, and

•	an advanced metering cost recovery factor of $2.19 per month per residential retail customer and varying from $2.39 to $5.15 per month for non-residential retail customers.

At December 31, 2010, we have installed approximately 1,514,000 million advanced digital meters, including approximately 854,000 in 2010. As the new meters are integrated, we report 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $360 million at December 31, 2010, including $164 million during 2010. We expect to complete installations of the advanced meters by the end of 2012.

We may, through subsequent reconciliation proceedings, request recovery of additional costs that are reasonable and necessary. While there is a presumption that costs spent in accordance with a plan approved by the PUCT are reasonable and necessary, recovery of any costs that are found not to have been spent or properly allocated, or not to be reasonable or necessary, must be refunded.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 37882, 38460, 38938 and 38495) — In order to recover increases in our transmission costs, including incremental fees paid to other transmission service providers due to an increase in their rates, we are allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of our retail delivery rates charged to REPs. In January 2010, we filed an application to increase the TCRF, which was administratively approved in February 2010 and became effective March 1, 2010. This application is expected to increase annualized revenues by approximately $13 million. In July 2010, we filed an application to increase the TCRF, which was administratively approved in August 2010 and became effective September 1, 2010. This application is expected to increase annualized revenues by approximately $15 million. In December 2010, we filed an application to increase the TCRF, which was administratively approved in January 2011 for implementation effective March 1, 2011. This application is expected to increase annualized revenues by approximately $33 million.

In July 2010, we filed an application for an interim update of our wholesale transmission rate, and the PUCT approved the new rate effective September 29, 2010. Annualized revenues are expected to increase by an estimated $43 million, with $27 million of this increase recoverable through transmission rates charged to wholesale customers and the remaining $16 million recoverable from REPs through the TCRF component of our delivery rates.

PUCT Rulemaking — In 2010, the PUCT published rule changes in two proceedings that impact transmission rates. In the first proceeding (PUCT Project No. 37909), the PUCT changed the TCRF rule to allow for more timely cost recovery of wholesale transmission charges incurred by distribution service providers. Previously, increased wholesale transmission charges were recoverable by distribution service providers, effective with the March 1 and September 1 TCRF updates, but distribution service providers could not recover increased charges incurred prior to such updates. TCRF filings are still effective March 1 and September 1, but distribution service providers will be allowed to include wholesale transmission charges based on the effective date of the wholesale transmission rate changes. As a result, we defer such increased costs as regulatory assets until they are recovered in rates. In the second proceeding (PUCT Project No. 37519), the PUCT changed the wholesale transmission rules to allow transmission service providers to update their wholesale transmission rates twice in a calendar year, as compared to once per year under the previous rules, providing more timely recovery of incremental capital investment. Other changes included in this rule (i) tie the effective date of the biannual update portion of the rule to the effective date of the TCRF rule in PUCT Project No. 37909, (ii) require the PUCT to consider the effects of reduced regulatory lag when setting rates in the next full rate review, and (iii) provide for administrative approval of uncontested interim wholesale transmission rate applications.

Remand of 1999 Wholesale Transmission Matrix Case (PUCT Docket No. 38780) — In October 2010, the PUCT established Docket No. 38780 for the remand of Docket No. 20381, the 1999 wholesale transmission charge matrix case. A joint settlement agreement was entered into effective October 6, 2003. This settlement resolves disputes regarding wholesale transmission pricing and charges for the period of January 1997 through August 1999, the period prior to the September 1, 1999 effective date of the legislation that authorized 100% postage stamp pricing for ERCOT wholesale transmission. Since a series of appeals has become final, the 1999 matrix docket has been remanded to the PUCT to address two additional issues. If the appealing parties prevail and the PUCT rules adversely with respect to the two additional issues, we could be subject to liabilities totaling up to approximately $22 million. At this time, we cannot predict the outcome of this matter. See Note 8 to Financial Statements for a discussion of this proceeding.

Application for 2011 Energy Efficiency Cost Recovery Factor (PUCT Docket No. 38217) — In April 2010, we filed an application with the PUCT to request approval of an energy efficiency cost recovery factor (EECRF) for 2011. PUCT rules require us to make an annual EECRF filing by May 1 for implementation at the beginning of the next calendar year. In September 2010, the PUCT ruled that we will be allowed to recover $51 million through our 2011 EECRF, including $45 million for 2011 program costs and an $11 million performance bonus based on 2009 results partially offset by a $5 million reduction for over-recovery of 2009 costs, as compared to $54 million recovered through our 2010 EECRF. The resulting monthly charge for residential customers will be $0.91, as compared to the 2010 residential charge of $0.89 per month.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter our basic financial position, results of operations or cash flows.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place. All of our long-term debt at December 31, 2010 and 2009 carried fixed interest rates.

	Expected Maturity Date
	(millions of dollars, except percentages)
	2011	2012	2013	2014	2015	There-after	2010 Total Carrying Amount	2010 Total Fair Value	2009 Total Carrying Amount	2009 Total Fair Value
Long-term debt (including current maturities):
Fixed rate debt amount (a)	$113	$494	$648	$131	$639	$3,467	$5,492	$6,136	$5,125	$5,644
Average interest rate	4.86%	6.02%	5.83%	5.34%	6.15%	6.54%	6.30%	—	6.46%	—

(a)	Excludes unamortized premiums and discounts. See Note 7 to Financial Statements for a discussion of changes in long-term debt obligations.

Credit Risk

Our credit risk relates to the risk of loss associated with nonperformance by counterparties. Our customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT. We believe PUCT rules that allow for the recovery of uncollectible amounts due from nonaffiliated REPs significantly reduce our credit risk.

Our exposure to credit risk associated with accounts receivable totaled $143 million from affiliates, substantially all of which consisted of trade accounts receivable from TCEH, and $256 million from nonaffiliated customers at December 31, 2010. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million at December 31, 2010. The nonaffiliated exposure consists almost entirely of noninvestment grade trade accounts receivable, of which $192 million represented trade accounts receivable from REPs. At December 31, 2010, subsidiaries of one nonaffiliated REP collectively represented approximately 10% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure. We view our exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.

We are also exposed to credit risk associated with the note receivable from TCEH totaling $217 million ($39 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2010 (see Note 14 to Financial Statements for additional information).

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A. “Risk Factors” and the discussion under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the US Congress, the Texas Legislature, the Governor of Texas, the FERC, the PUCT, the NERC, the TRE, the EPA, and the TCEQ, with respect to:

•	allowed rate of return;

•	permitted capital structure;

•	industry, market and rate structure;

•	recovery of investments;

•	acquisition and disposal of assets and facilities;

•	operation and construction of facilities;

•	changes in tax laws and policies, and

•	changes in and compliance with environmental and safety laws and policies;

•	legal and administrative proceedings and settlements;

•	weather conditions and other natural phenomena;

•	acts of sabotage, wars or terrorist activities;

•	economic conditions, including the impact of a recessionary environment;

•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;

•	changes in business strategy, development plans or vendor relationships;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	inability of various counterparties to meet their financial obligations to us, including failure of counterparties to perform under agreements;

•	general industry trends;

•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;

•	changes in technology used by and services offered by us;

•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB, and future funding requirements related thereto;

•	significant changes in critical accounting policies material to us;

•

commercial bank and financial market conditions, access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in the capital markets and the potential impact of disruptions in US credit markets;

•	circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;

•	financial restrictions under our revolving credit facility and indentures governing our debt instruments;

•	our ability to generate sufficient cash flow to make interest payments on our debt instruments;

•	actions by credit rating agencies, and

•	our ability to effectively execute our operational strategy.

Any forward-looking statement speaks only at the date on which it is made, and, except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict all of them; nor can we assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. As such, you should not unduly rely on such forward-looking statements.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Oncor Electric Delivery Company LLC and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related statements of consolidated income (loss), comprehensive income (loss), cash flows and membership interests for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oncor Electric Delivery Company LLC and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 16, 2011

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED INCOME (LOSS)

(millions of dollars)

	Year Ended December 31,
	2010	2009	2008
Operating revenues:
Affiliated	$1,061	$1,018	$1,000
Nonaffiliated	1,853	1,672	1,580

Total operating revenues	2,914	2,690	2,580

Operating expenses:
Operation and maintenance	1,009	962	852
Depreciation and amortization	673	557	492
Write off of regulatory assets (Note 5)	—	25	—
Provision for/in lieu of income taxes	193	145	195
Taxes other than amounts related to income taxes	384	385	391

Total operating expenses	2,259	2,074	1,930

Operating income	655	616	650

Other income and deductions:
Impairment of goodwill (Note 2)	—	—	860
Other income (Note 15)	36	49	45
Other deductions (Note 15)	8	14	25
Nonoperating provision for/in lieu of income taxes	22	28	26

Interest income	38	43	45

Interest expense and related charges (Note 15)	347	346	316

Net income (loss)	$352	$320	$(487)

See Notes to Financial Statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(millions of dollars)

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$352	$320	$(487)

Other comprehensive income, net of tax effects:

Cash flow hedges:
Net decrease in fair value of derivatives (net of tax benefit of —, — and $1)	—	—	(2)

Comprehensive income (loss)	$352	$320	$(489)

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS

(millions of dollars)

	Year Ended December 31,
	2010	2009	2008
Cash flows — operating activities:
Net income (loss)	$352	$320	$(487)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	682	522	451
Write off of regulatory assets (Note 5)	—	25	—
Provision for/in lieu of deferred income taxes – net taxes – net	193	128	163
Amortization of investment tax credits	(5)	(5)	(5)
Reversal of reserve recorded in purchase accounting	—	(10)	—
Impairment of goodwill (Note 2)	—	—	860
Bad debt expense	(1)	(3)	1
Other, net	1	2	5
Changes in operating assets and liabilities:
Accounts receivable – trade (including affiliates)	(1)	(29)	(2)
Inventories	(4)	(29)	(12)
Accounts payable – trade (including affiliates)	(17)	7	6
Deferred advanced metering system revenues (Note 5)	11	57	—
Other – assets	3	(34)	(137)
Other – liabilities	(116)	(1)	(15)

Cash provided by operating activities	1,098	950	828

Cash flows — financing activities:
Issuance of long-term debt (Note 7)	475	—	1,500
Repayments of long-term debt (Note 7)	(108)	(104)	(99)
Net increase (decrease) in short-term borrowings (Note 6)	(239)	279	(943)
Issuance of equity interests (net of closing costs)	—	—	1,253
Distribution to Oncor Holdings of equity sale net proceeds	—	—	(1,253)
Distributions to members (Note 9)	(211)	(272)	(330)
Decrease in income tax-related note receivable from TCEH	37	35	34
Excess tax benefit on stock-based incentive compensation	—	—	10
Debt discount, financing and reacquisition expenses – net	(15)	(3)	(18)

Cash provided by (used in) financing activities	(61)	(65)	154

Cash flows — investing activities:
Capital expenditures	(1,020)	(998)	(919)
Cash settlements related to outsourcing contract termination (Note 11)	—	—	20
Other	(12)	16	20

Cash used in investing activities	(1,032)	(982)	(879)

Net change in cash and cash equivalents	5	(97)	103

Cash and cash equivalents – beginning balance	28	125	22

Cash and cash equivalents – ending balance	$33	$28	$125

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONSOLIDATED BALANCE SHEETS

(millions of dollars)

	At December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$33	$28
Restricted cash — Bondco (Note 10)	53	47
Trade accounts receivable from nonaffiliates — net (Note 15)	254	243
Trade accounts and other receivables from affiliates	182	188
Amounts receivable from members related to income taxes (Note 14)	93	—
Materials and supplies inventories — at average cost	96	92
Prepayments	75	76
Other current assets	2	7

Total current assets	788	681

Restricted cash — Bondco (Note 10)	16	14
Investments and other property (Note 10)	78	72
Property, plant and equipment — net (Note 15)	9,676	9,174
Goodwill (Notes 2 and 15)	4,064	4,064
Note receivable due from TCEH (Note 14)	178	217
Regulatory assets—net — Oncor (Note 5)	1,266	1,363
Regulatory assets—net — Bondco (Note 5)	516	596
Other noncurrent assets	264	51

Total assets	$16,846	$16,232

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Short-term borrowings (Note 6)	$377	$616
Long-term debt due currently — Bondco (Note 7)	113	108
Trade accounts payable	125	129
Amounts payable to members related to income taxes (Note 14)	—	8
Accrued taxes other than amounts related to income	133	137
Accrued interest	108	104
Other current liabilities	109	103

Total current liabilities	965	1,205

Long-term debt, less amounts due currently — Oncor (Note 7)	4,783	4,335
Long-term debt, less amounts due currently — Bondco (Note 7)	550	661
Liability in lieu of deferred income taxes (Notes 1 and 4)	1,827	1,589
Investment tax credits	32	37
Other noncurrent liabilities and deferred credits (Note 15)	1,701	1,558

Total liabilities	9,858	9,385

Commitments and contingencies (Note 8)

Membership interests:
Capital account — number of interests outstanding: 2010 and 2009—635,000,000 (Note 9)	6,990	6,849
Accumulated other comprehensive loss	(2)	(2)

Total membership interests	6,988	6,847

Total liabilities and membership interests	$16,846	$16,232

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

(millions of dollars)

	Year Ended December 31,
	2010	2009	2008
Capital account:
Balance at beginning of period	$6,849	$6,801	$7,618
Net income (loss)	352	320	(487)
Distributions to members	(211)	(272)	(1,583)
Proceeds (net of closing costs) from sale of equity interests	—	—	1,253

Balance at end of period (number of interests outstanding: 2010, 2009, and 2008—635 million)	6,990	6,849	6,801

Accumulated other comprehensive income (loss), net of tax effects:
Balance at beginning of period	(2)	(2)	—
Net effects of cash flow hedges	—	—	(2)

Balance at end of period	(2)	(2)	(2)

Total membership interests at end of period	$6,988	$6,847	$6,799

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 36% and 38% of total revenues for the years ended December 31, 2010 and 2009, respectively. We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp. EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group. Oncor Holdings owns 80.033% of our membership interests, Texas Transmission owns 19.75% of the membership interests and certain members of our management team and board of directors indirectly own the remaining membership interests through Investment LLC. We are managed as an integrated business; consequently, there are no separate reportable business segments.

References in this report to “we,” “our,” “us” and “the company” are to Oncor and or/its subsidiary as apparent in the context. See “Glossary” for definition of terms and abbreviations.

Our consolidated financial statements include our wholly-owned, bankruptcy-remote financing subsidiary, Bondco. This financing subsidiary was organized for the limited purpose of issuing certain transition bonds in 2003 and 2004. Bondco issued $1.3 billion principal amount of transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.

Various “ring-fencing” measures have been taken to enhance our credit quality. These measures serve to mitigate our and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that our assets and liabilities or those of Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: our sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; our board of directors being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. We do not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa. Accordingly, our operations are conducted, and our cash flows are managed, independently from the Texas Holdings Group.

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Consolidation of Variable Interest Entities

A VIE is an entity with which we have a relationship or arrangement that indicates some level of control over the entity or results in economic risks to us. We adopted amended accounting standards on January 1, 2010 that require consolidation of a VIE if we have: a) the power to direct the significant activities of the VIE and b) the right or obligation to absorb profit and loss from the VIE (primary beneficiary). The previous standards did not require power to direct significant activities of the VIE in order to consolidate. No additional VIEs were consolidated as a result of the adoption of these accounting standards.

Income Taxes

EFH Corp. files a consolidated federal income tax return. Effective with the November 2008 sale of equity interests, we became a partnership for US federal income tax purposes, and subsequently only EFH Corp.’s share of our partnership income is included in its consolidated federal income tax return. Our tax sharing agreement with Oncor Holdings and EFH Corp. was amended in November 2008 to include Texas Transmission and Investment LLC. The tax sharing agreement provides for the calculation of tax liability substantially as if we and Oncor Holdings file our own income tax returns, and requires tax payments to members determined on that basis (without duplication for any income taxes paid by a subsidiary of Oncor Holdings). Accordingly, while partnerships are not subject to income taxes, in consideration of the tax sharing agreement and the presentation of our financial statements as an entity subject to cost-based regulatory rate-setting processes, with such costs including income taxes, the financial statements present amounts determined under the tax sharing agreement as “provision in lieu of income taxes” and “liability in lieu of deferred income taxes” for periods subsequent to the sales of equity interests discussed in Note 4.

Such amounts are determined in accordance with the provisions of accounting guidance for income taxes and for uncertainty in income taxes and thus differences between the book and tax bases of assets and liabilities are accounted for as if we filed our own income tax return. The accounting guidance for rate-regulated enterprises requires the recognition of regulatory assets or liabilities if it is probable such deferred tax amounts will be recovered from, or returned to customers in future rates. Investment tax credits are amortized to income over the estimated lives of the related properties.

We classify interest and penalties expense related to uncertain tax positions as current provision for/in lieu of income taxes as discussed in Note 4.

Use of Estimates

Preparation of our financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including fair value measurements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

Derivative Instruments and Mark-to-Market Accounting

We have from time-to-time entered into derivative instruments, specifically interest rate swaps, to hedge interest rate risk. If the instrument meets the definition of a derivative under accounting standards related to derivative instruments and hedging activities, the fair value of each derivative is required to be recognized on the balance sheet as a derivative asset or liability and changes in the fair value recognized in net income, unless criteria for certain exceptions are met. This recognition is referred to as “mark-to-market” accounting.

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

Revenue Recognition

Revenue from delivery services are recorded under the accrual method of accounting. Revenues are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimate for revenues earned from the meter reading date to the end of the period adjusted for the impact of weather (unbilled revenue).

Impairment of Goodwill and Other Intangible Assets

We evaluate goodwill for impairment at least annually. The impairment tests performed are based on determinations of enterprise value using discounted cash flow analyses, comparable company equity values and any relevant transactions indicative of enterprise values. See Note 15 for details of goodwill and other intangible assets and Note 2 for discussion of a goodwill impairment charge recorded in 2008.

System of Accounts

Our accounting records have been maintained in accordance with the FERC Uniform System of Accounts as adopted by the PUCT.

Defined Benefit Pension Plans and Other Postretirement Employee Benefit (OPEB) Plans

We participate in an EFH Corp. pension plan that offers benefits based on either a traditional defined benefit formula or a cash balance formula and an OPEB plan that offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from the company. We also offer our own supplemental retirement plan (Oncor Plan) to qualified employees. Costs of pension and OPEB plans are dependent upon numerous factors, assumptions and estimates. See Note 12 for additional information regarding pension and OPEB plans.

Stock-Based Incentive Compensation

In November 2008, we implemented the SARs Plan for certain management that purchased equity interests in the company indirectly by investing in Investment LLC. SARs have been awarded under the SARs Plan and are being accounted for based upon the provisions of guidance for share-based payment. See Note 13 for information regarding stock-based compensation, including SARs granted to certain members of our board of directors.

Fair Value of Nonderivative Financial Instruments

The carrying amounts for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments. The fair values of other financial instruments, for which carrying amounts and fair values have not been presented, are not materially different than their related carrying amounts. The following discussion of fair value accounting standards applies primarily to our determination of the fair value of assets in the pension and OPEB plan trusts as presented in Note 12.

Accounting standards related to the determination of fair value define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use a “mid-market” valuation convention (the mid-point price between bid and ask prices) as a practical expedient to measure fair value for the majority of our assets and liabilities subject to fair value measurement on a recurring basis. We primarily use the market approach for recurring fair value measurements and use valuation techniques to maximize the use of observable inputs and minimize the use of unobservable inputs.

We categorize our assets and liabilities recorded at fair value based upon the following fair value hierarchy:

•

Level 1 valuations use quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. An active market is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•

Level 2 valuations use inputs, in the absence of actively quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical or similar assets or liabilities in markets that are not active, (c) inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves observable at commonly quoted intervals and (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means. Our Level 2 valuations utilize over-the-counter broker quotes, quoted prices for similar assets or liabilities that are corroborated by correlations or other mathematical means and other valuation inputs.

•

Level 3 valuations use unobservable inputs for the asset or liability. Unobservable inputs are used to the extent observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. We use the most meaningful information available from the market combined with internally developed valuation methodologies to develop our best estimate of fair value.

We utilize several different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those items that are measured on a recurring basis. These methods include, among others, the use of broker quotes and statistical relationships between different price curves.

Franchise Taxes

Franchise taxes are assessed to us by local governmental bodies, based on kWh delivered and are the principal component of “taxes other than amounts related to income taxes” as reported in the income statement. Franchise taxes are not a “pass through” item. The rates we charge customers are intended to recover the franchise taxes, but we are not acting as an agent to collect the taxes from customers.

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. See Note 10 for details regarding restricted cash.

Property, Plant and Equipment

Properties are stated at original cost. The cost of self-constructed property additions includes materials and both direct and indirect labor and applicable overhead and an allowance for funds used during construction.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties based on depreciation rates approved by the PUCT. As is common in the industry, depreciation expense is recorded using composite depreciation rates that reflect blended estimates of the lives of major asset groups as compared to depreciation expense calculated on a component asset-by-asset basis. Depreciation rates include plant removal costs as a component of depreciation expense, consistent with regulatory treatment. Actual removal costs incurred are charged to accumulated depreciation. When accrued removal costs exceed incurred removal costs, the difference is reclassified as a regulatory obligation to retire assets in the future.

Allowance For Funds Used During Construction (AFUDC)

AFUDC is a regulatory cost accounting procedure whereby both interest charges on borrowed funds and a return on equity capital used to finance construction are included in the recorded cost of utility plant and equipment being constructed. AFUDC is capitalized on all projects involving construction periods lasting greater than thirty days. The equity portion of capitalized AFUDC is accounted for as other income. There was no equity AFUDC for the periods presented. See Note 15 for detail of amounts charged to interest expense.

Regulatory Assets and Liabilities

Our financial statements reflect regulatory assets and liabilities under cost-based rate regulation in accordance with accounting standards related to the effect of certain types of regulation. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Note 5 for details of regulatory assets and liabilities.

2. GOODWILL IMPAIRMENT

The 2010 annual goodwill impairment testing performed as of December 1, 2010 determined that our estimated fair value (enterprise value) was substantially in excess of our carrying value, resulting in no additional testing being required and no impairment. Key assumptions in the valuation include discount rates, growth of the rate base and return on equity allowed by the regulatory authority.

In the fourth quarter of 2008, we recorded a goodwill impairment charge totaling $860 million, which was not deductible for income tax-related purposes. The impairment primarily arose from the 2008 dislocation in the capital markets that increased interest rate spreads and the resulting discount rates used in estimating fair values and the effect of declines in market values of debt and equity securities of comparable companies.

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

3. STIPULATION APPROVED BY THE PUCT

In April 2008, the PUCT entered an order, which became final in June 2008, approving the terms of a stipulation relating to a filing in 2007 by us and Texas Holdings with the PUCT pursuant to Section 14.101(b) of PURA and PUCT Substantive Rule 25.75. Among other things, the stipulation required us to file a rate case no later than July 1, 2008 based on a test year ended December 31, 2007, which we filed in June 2008. The PUCT issued a final order with respect to the rate case in August 2009. In July 2008, Nucor Steel filed an appeal of the PUCT’s order in the 200th District Court of Travis County, Texas. A hearing on the appeal was held in June 2010, and the District Court affirmed the PUCT order in its entirety. Nucor Steel appealed that ruling to the Third Court of Appeals in Austin, Texas in July 2010. Oral argument before the court is scheduled for March 2011.

In addition to commitments we made in our filings in the PUCT review, the stipulation included the following provisions, among others:

•

We provided a one-time $72 million refund to our REP customers in the September 2008 billing cycle. The refund was in the form of a credit on distribution fee billings. The liability for the refund was previously recorded as part of purchase accounting.

•

Consistent with a 2006 cities rate settlement, we filed a system-wide rate case in June 2008 based on a test-year ended December 31, 2007. In August 2009, the PUCT issued a final order on this rate case. See Note 5.

•

Cash distributions to our members will be limited through December 31, 2012, to an amount not to exceed our net income (determined in accordance with US GAAP, subject to certain defined adjustments) for the period beginning October 11, 2007 and ending December 31, 2012, and are further limited by an agreement that our regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity (see Note 9).

•

We committed to minimum capital spending of $3.6 billion over the five-year period ending December 31, 2012, subject to certain defined conditions. Approximately 72% of this total was spent as of December 31, 2010. This spending does not include the CREZ facilities.

•

We committed to an additional $100 million in spending over the five-year period ending December 31, 2012 on demand-side management or other energy efficiency initiatives. These additional expenditures will not be recoverable in rates, and this amount was recorded as a regulatory liability as part of purchase accounting and consistent with accounting standards related to the effect of certain types of regulation.

•	If our credit rating is below investment grade with two or more rating agencies, TCEH will post a letter of credit in an amount of $170 million to secure TXU Energy’s payment obligations to us.

•	We agreed not to request recovery of goodwill or any future impairment of the goodwill in our rates.

4. INCOME TAXES

The components of our reported provision for/in lieu of income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008
Reported in operating expenses:
Current:
US federal	$(6)	$19	$38
State	21	17	17
Deferred:
US federal	183	117	145
State	—	(3)	—
Amortization of investment tax credits	(5)	(5)	(5)

Total	193	145	195

Reported in other income and deductions:
Current:
US federal	11	13	8
State	1	1	1
Deferred federal	10	14	17

Total	22	28	26

Total provision for/in lieu of income taxes	$215	$173	$221

Reconciliation of provision for/in lieu of income taxes computed at the US federal statutory rate to provision for/in lieu of income taxes:

	Year Ended December 31,
	2010	2009	2008

Income (loss) before provision for/in lieu of income taxes	$567	$493	$(266)

Provision for/in lieu of income taxes at the US federal statutory rate of 35%	$198	$173	$(93)
Goodwill impairment	—	—	301
Amortization of investment tax credits – net of deferred tax effect	(5)	(5)	(5)
Amortization (under regulatory accounting) of statutory tax rate changes	(3)	(2)	(3)
Texas margin tax, net of federal tax benefit	13	12	11
Medicare subsidy	(1)	(6)	(5)
Nondeductible losses (gains) on benefit plan investments	(1)	(1)	4
Other, including audit settlements	14	2	11

Reported provision for/in lieu of income taxes	$215	$173	$221

Effective rate	37.9%	35.1%	—

The net amounts of $1.827 billion and $1.589 billion reported in the balance sheets at December 31, 2010 and 2009, respectively, as liability in lieu of deferred income taxes include amounts previously recorded as net deferred tax liabilities. Upon the sale of equity interests in 2008 (see Note 9), we became a partnership for US federal income tax purposes, and the temporary differences that gave rise to the deferred taxes will, over time, become taxable to the equity holders. Under a tax sharing agreement among us and our equity holders (see Note 1), we make payments to the equity holders for income taxes as the partnership earnings become taxable to the equity holders. Accordingly, as the temporary differences become taxable, we will pay the equity holders. In the unlikely event such amounts are not paid under the tax sharing agreement, it is probable that they would be reimbursed to rate payers.

At December 31, 2010 and 2009, we had $13 million and $10 million of alternative minimum tax (AMT) credit carryforwards, respectively, available to offset future tax sharing payments. The AMT credit carryforwards have no expiration date.

Accounting For Uncertainty in Income Taxes

EFH Corp. and its subsidiaries file income tax returns in US federal, state and foreign jurisdictions and are subject to examinations by the IRS and other taxing authorities. Examinations of EFH Corp. and its subsidiaries’ income tax returns for the years ending prior to January 1, 2003 are complete, but the tax years 1997 through 2002 remain in appeals with the IRS. An IRS audit of tax years 2003 to 2006 is in progress and is expected to be completed in 2011. Texas franchise and margin tax returns are under examination or still open for examination for tax years beginning after 2002.

The following table summarizes the changes to the uncertain tax positions, reported in other noncurrent liabilities in our consolidated balance sheet, during the years ended December 31, 2010 and 2009:

	2010	2009	2008
Balance at January 1, excluding interest and penalties	$71	$122	$111
Additions based on tax positions related to prior years	31	22	41
Reductions based on tax positions related to prior years	(20)	(73)	(30)

Balance at December 31, excluding interest and penalties	$82	$71	$122

Of the balances at December 31, 2010 and 2009, $71 million and $60 million, respectively, represent tax positions for which the uncertainty relates to the timing of recognition for tax purposes. The disallowance of such positions would not affect the effective tax rate, but would accelerate the payment of cash under the tax sharing agreement to an earlier period.

Noncurrent liabilities included a total of $18 million and $20 million in accrued interest at December 31, 2010 and 2009, respectively. Amounts recorded related to interest and penalties totaled a benefit of $1 million and $5 million in the years ended December 31, 2010 and 2009, respectively, as a result of reversals of previously accrued amounts, and an expense of $6 million (including $2 million recorded as goodwill) in the year ended December 31, 2008 (all amounts after tax). The federal income tax benefit on the interest accrued on uncertain tax positions is recorded as liability in lieu of deferred income taxes.

With respect to tax positions for which the ultimate deductibility is uncertain (permanent items), should EFH Corp. or we sustain such positions on income tax returns previously filed, our liabilities recorded would be reduced by $11 million, resulting in increased net income and a favorable impact on the effective tax rate.

We do not expect the total amount of liabilities recorded related to uncertain tax positions will significantly increase or decrease within the next 12 months.

5. REGULATORY ASSETS AND LIABILITIES

Recognition of regulatory assets and liabilities and the amortization periods over which they are expected to be recovered or refunded through rate regulation reflect the decisions of the PUCT. Components of the regulatory assets and liabilities are provided in the table below. Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period at December 31, 2010	Carrying Amount
		December 31, 2010	December 31, 2009
Regulatory assets:
Generation-related regulatory assets securitized by transition bonds (a)(f)	5 years	$647	$759
Employee retirement costs	4 years	63	80
Employee retirement costs to be reviewed (b)(c)	To be determined	75	41
Employee retirement liability (a)(c)(d)	To be determined	910	768
Self-insurance reserve (primarily storm recovery costs) — net	6 years	117	137
Self-insurance reserve to be reviewed (b)(c)	To be determined	135	106
Nuclear decommissioning cost under-recovery (a)(c)(e)	Not applicable	—	85
Securities reacquisition costs (pre-industry restructure)	6 years	55	62
Securities reacquisition costs (post-industry restructure)	Terms of related debt	26	27
Recoverable amounts in lieu of deferred income taxes — net	Life of related asset or liability	117	68
Rate case expenses	Largely 3 years	6	9
Rate case expenses to be reviewed (b)(c)	To be determined	4	1
Advanced meter customer education costs (c)	9 years	8	4
Deferred conventional meter depreciation	10 years	60	14
Energy efficiency performance bonus	Not applicable	11	9
Deferred third-party transmission service (a)(c)	1 year	8	—

Total regulatory assets		2,242	2,170

Regulatory liabilities:
Nuclear decommissioning cost over-recovery (a)(c)(e)	Not applicable	206	—
Estimated removal costs	Life of utility plant	28	—
Gain on reacquired debt	7 years	25	—
Committed spending for demand-side management initiatives (a)	2 years	53	78
Deferred advanced metering system revenues	9 years	68	57
Investment tax credit and protected excess deferred taxes	Various	39	44
Over-collection of transition bond revenues (a)(f)	5 years	33	27
Energy efficiency programs (a)	Not applicable	8	5

Total regulatory liabilities		460	211

Net regulatory asset		$1,782	$1,959

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Costs incurred since the period covered under the last rate review.
(c)	Recovery is specifically authorized by statute, subject to reasonableness review by the PUCT.
(d)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(e)	Offset by an intercompany payable to/receivable from TCEH. See Note 14.
(f)	Bondco net regulatory assets of $516 million at December 31, 2010 consist of $549 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $33 million. Bondco net regulatory assets of $596 million at December 31, 2009 consist of $623 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $27 million.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act enacted in March 2010 reduce, effective 2013, the amount of OPEB costs deductible for federal income tax purposes by the amount of the Medicare Part D subsidy received by the EFH Corp. OPEB plans in which we participate. Under income tax accounting rules, deferred tax assets related to accrued OPEB liabilities must be reduced immediately for the future effect of the legislation. Accordingly, in the first quarter of 2010, our assets in lieu of deferred tax assets were reduced by $42 million. All of this amount was recorded as a regulatory asset (before gross-up for liability in lieu of deferred income taxes) as the additional amounts due related to income taxes are expected to be recoverable in our future rates.

As a result of purchase accounting, in 2007 the carrying value of certain generation-related regulatory assets securitized by transition bonds, which have been reviewed and approved by the PUCT for recovery but without earning a rate of return, was reduced by $213 million. This amount will be accreted to other income over the recovery period remaining at October 10, 2007 (approximately nine years).

On August 31, 2009, the PUCT issued a final order on our rate review filed in June 2008. The rate review included a determination of the recoverability of regulatory assets at December 31, 2007, including the recoverability period of those assets deemed allowable by the PUCT. The PUCT’s findings included denial of recovery of certain regulatory assets primarily related to business restructuring costs and rate case expenses, which resulted in a $25 million charge ($16 million after tax) in the third quarter of 2009 reported as write off of regulatory assets.

In September 2008, the PUCT approved a settlement for us to recover our estimated future investment for advanced metering deployment. We began billing the advanced metering surcharge in the January 2009 billing month cycle. The surcharge is expected to total $1.023 billion over the 11-year recovery period and includes a cost recovery factor of $2.19 per month per residential retail customer and $2.39 to $5.15 per month for non-residential retail customers. We account for the difference between the surcharge billings for advanced metering facilities and the allowed revenues under the surcharge provisions, which are based on expenditures and an allowed return, as a regulatory asset or liability. Such differences arise principally as a result of timing of expenditures. As indicated in the table above, the regulatory liability at December 31, 2010 totaled $68 million.

In accordance with the PUCT’s August 2009 order in our rate review, the remaining net book value and anticipated removal cost of existing conventional meters that are being replaced by advanced meters are being charged to depreciation and amortization expense over an 11-year cost recovery period.

See Note 14 for additional information regarding nuclear decommissioning cost recovery.

6. BORROWINGS UNDER CREDIT FACILITIES

At December 31, 2010, we had a $2.0 billion secured revolving credit facility, expiring October 10, 2013, to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances. We may request increases in the commitments under the facility in any amount up to $500 million, subject to the satisfaction of certain conditions. Amounts borrowed under the facility, once repaid, can be borrowed again from time to time. Borrowings are classified as short-term on the balance sheet.

The credit facility is secured equally and ratably with all of our other secured indebtedness by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity. The property is mortgaged under the Deed of Trust. On September 3, 2010, we amended the Deed of Trust to eliminate our ability to release the lien upon satisfaction and discharge of our obligations under the revolving credit facility (see Note 7).

At December 31, 2010, we had outstanding borrowings under the credit facility totaling $377 million with an interest rate of 0.53% and outstanding letters of credit totaling $6 million. At December 31, 2009, we had outstanding borrowings under the credit facility totaling $616 million with an interest rate of 0.58%.

Subject to the limitations described below, borrowing capacity available under the credit facility at December 31, 2010 and December 31, 2009 was $1.495 billion and $1.262 billion, respectively. The availability at both dates excludes $122 million of commitments from a subsidiary of Lehman Brothers Holding Inc. that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. As described in Note 7, the Deed of Trust permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the fair value of certain property additions that could be certified to the Deed of Trust collateral agent. At December 31, 2010, the available bond credits were approximately $1.386 billion and the amount of potential indebtedness that could be secured by property additions, subject to a certification process, was $1.161 billion.

Under the terms of our revolving credit facility, the commitments of the lenders to make loans to us are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

Borrowings under the credit facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus a spread of 0.275% to 0.800% (depending on the ratings assigned to our senior secured debt) or (ii) a base rate (the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds effective rate plus 50 basis points). Under option (i) and based on our ratings as of December 31, 2010, our LIBOR-based borrowings, which apply to all outstanding borrowings at December 31, 2010, bear interest at LIBOR plus 0.275%.

A facility fee is payable at a rate per annum equal to 0.100% to 0.200% (depending on the rating assigned to our senior secured debt) of the commitments under the facility. Based on our ratings at December 31, 2010, the facility fee is 0.100%. A utilization fee is payable on the average daily amount of borrowings in excess of 50% of the commitments under the facility at a rate per annum equal to 0.125% per annum.

The credit facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, we and our subsidiary from, among other things:

•	incurring additional liens;

•	entering into mergers and consolidations;

•	selling certain assets, and

•	making acquisitions and investments in subsidiaries.

Under the credit facility, we must observe certain customary reporting requirements and other affirmative covenants. In addition, the credit facility requires that we maintain a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, debt is calculated as indebtedness defined in the credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP). The debt calculation excludes transition bonds issued by Bondco but includes the unamortized fair value discount related to Bondco. Equity is calculated as membership interests determined in accordance with US GAAP. At December 31, 2010, we were in compliance with these covenants.

The credit facility contains certain customary events of default for facilities of this type, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments under the facility.

7. LONG-TERM DEBT

At December 31, 2010 and 2009, our long-term debt consisted of the following:

	At December 31,
	2010	2009
Oncor (a):
6.375% Fixed Senior Notes due May 1, 2012	$376	$700
5.950% Fixed Senior Notes due September 1, 2013	524	650
6.375% Fixed Senior Notes due January 15, 2015	500	500
5.000% Fixed Senior Notes due September 30, 2017	324	—
6.800% Fixed Senior Notes due September 1, 2018	550	550
5.750% Fixed Senior Notes due September 30, 2020	126	—
7.000% Fixed Debentures due September 1, 2022	800	800
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	—
Unamortized discount	(42)	(15)

Total Oncor	4,783	4,335

Oncor Electric Delivery Transition Bond Company LLC (b):
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	—	13
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	101	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	131	197
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Unamortized fair value discount related to transition bonds	(4)	(6)

Less amount due currently	(113)	(108)

Total Oncor Electric Delivery Transition Bond Company LLC	550	661

Total long-term debt	$5,333	$4,996

(a)	Secured by first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness. See “Deed of Trust Amendment” below for additional information.
(b)	The transition bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt-Related Activity in 2010

Debt Repayments

Repayments of long-term debt in 2010 totaled $108 million and represent transition bond principal payments at scheduled maturity dates.

Issuance of New Senior Secured Notes

In September 2010, we issued $475 million aggregate principal amount of 5.250% senior secured notes maturing in September 2040 (2040 Notes). We used the net proceeds of approximately $465 million from the sale of the notes to repay borrowings under our revolving credit facility, including loans under the revolving credit facility made by certain of the initial purchasers or their affiliates, and for general corporate purposes. The notes are secured by the first priority lien described below, and are secured equally and ratably with all of our other secured indebtedness.

Interest on the 2040 Notes is payable in cash semiannually in arrears on March 30 and September 30 of each year, beginning on March 30, 2011. We may redeem the notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. The notes also contain customary events of default, including failure to pay principal or interest on the notes when due.

The 2040 Notes were issued in a private placement and have not been registered under the Securities Act. We have agreed, subject to certain exceptions, to register with the SEC notes having substantially identical terms as the 2040 Notes (except for provisions relating to the transfer restriction and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the 2040 Notes. We have agreed to use commercially reasonable efforts to cause the exchange offer to be completed within 315 days after the issue date of the 2040 Notes, or if required, to use commercially reasonable efforts to have one or more shelf registration statements declared effective within the later of 180 days after such shelf registration statement filing obligation arises and 270 days after the issue date of the 2040 Notes. If we do not comply with this obligation (a registration default), the annual interest rate on the notes will increase 50 basis points per annum until the earlier of the expiration of the registration default or the second anniversary of the issue date of the 2040 Notes.

Debt Exchange

In September 2010, we announced an offer to exchange up to $350 million of our outstanding 6.375% senior secured notes due 2012 and up to $325 million of our outstanding 5.950% senior secured notes due 2013 (collectively, the Original Notes) for newly issued 5.000% senior secured notes due 2017 (2017 Notes) and newly issued 5.750% senior secured notes due 2020 (2020 Notes, and together with the 2017 Notes, New Notes), respectively. In October 2010, we issued approximately $324 million aggregate principal amount of the 2017 Notes and approximately $126 million aggregate principal amount of the 2020 Notes in exchange for an equivalent principal amount of the respective Original Notes validly tendered. We did not receive any cash proceeds from the exchange. Under accounting guidelines, we recorded the exchange transaction related to the $324 million aggregate principal amount of 6.375% senior secured notes due 2012 as a debt retirement, which resulted in a fair value discount totaling $25 million and a gain deferred as a regulatory liability totaling $25 million. We recorded the exchange transaction related to the $126 million aggregate principal amount of the 5.950% senior secured notes due 2013 as a debt modification.

The New Notes have not been registered under the Securities Act. In connection with the issuance of the New Notes, we agreed, subject to certain exceptions, to register with the SEC notes having substantially identical terms as the New Notes (except for provisions relating to the transfer restriction and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the New Notes. We have agreed to use commercially reasonable efforts to cause this exchange offer to be completed within 315 days after the issue date of the New Notes, or if required, to use commercially reasonable efforts to have one or more shelf registration statements declared effective within the later of 180 days after such shelf registration statement filing obligation arises and 270 days after the issue date of the New Notes. If we do not comply with this obligation (a registration default), the annual interest rate on the New Notes will increase 50 basis points per annum for the period during which the registration default continues, but not later than the second anniversary of the issue date of the New Notes. We also agreed to file a registration statement containing a “market making prospectus” and to keep it effective, subject to certain exceptions, for a period of ten years after the issue date of the New Notes.

Deed of Trust Amendment

Our secured indebtedness, including the 2040 Notes and New Notes described above and the revolving credit facility described in Note 6, are secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the fair value of certain property additions that could be certified to the Deed of Trust collateral agent. At December 31, 2010, the available bond credits were approximately $1.386 billion and the amount of additional potential indebtedness that could be secured by property additions, subject to a certification process, was $1.161 billion.

On September 3, 2010, we amended the Deed of Trust. Prior to the amendment, the Deed of Trust provided that we could release the lien upon the satisfaction and discharge of all of our obligations under the revolving credit facility. The amendment to the Deed of Trust eliminated this ability to release the lien prior to the payment and performance in full of all obligations secured by the lien of the Deed of Trust.

Debt Repayments in 2009

Repayments of long-term debt in 2009 totaled $104 million and represent transition bond principal payments at scheduled maturity dates.

Maturities

Long-term debt maturities at December 31, 2010, are as follows:

Year	Amount
2011	$113
2012	494
2013	648
2014	131
2015	639
Thereafter	3,467
Unamortized fair value discount	(4)
Unamortized discount	(42)

Total	$5,446

Fair Value of Long-Term Debt

The estimated fair value of our long-term debt (including current maturities) totaled $6.136 billion and $5.644 billion at December 31, 2010 and 2009, respectively, and the carrying amount totaled $5.446 billion and $5.104 billion, respectively. The fair value is estimated at the lesser of either the call price or the market value as determined by quoted market prices.

8. COMMITMENTS AND CONTINGENCIES

Leases

At December 31, 2010, our future minimum lease payments under operating leases (with initial or remaining noncancelable lease terms in excess of one year) were as follows:

Year	Amount
2011	$14
2012	12
2013	5
2014	4
2015	3
Thereafter	4

Total future minimum lease payments	$42

Rent charged to operation and maintenance expense totaled $15 million, $11 million and $10 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Capital Expenditures

We and Texas Holdings agreed to the terms of a stipulation with major interested parties that was approved by the PUCT in 2008 as discussed in Note 3. As one of the provisions of this stipulation, we committed to minimum capital spending of $3.6 billion over the five-year period ending December 31, 2012, subject to certain defined conditions.

Efficiency Spending

We are required to annually invest in programs designed to improve customer electricity demand efficiencies to satisfy ongoing regulatory requirements. The 2011 requirement is $45 million.

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require our performance or payment under certain conditions as discussed below.

We are the lessee under various operating leases that obligate us to guarantee the residual values of the leased assets. At December 31, 2010, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $6 million. These leased assets consist primarily of vehicles used in distribution activities. The average life of the residual value guarantees under the lease portfolio is approximately two years.

In June 2010, for the purpose of obtaining greater access to materials, we guaranteed the repayment of borrowings under a nonaffiliated party’s $20 million credit facility maturing on June 7, 2011. The nonaffiliated party’s borrowings under the credit facility are limited to inventory produced solely to satisfy the terms of a contract with us. We would be entitled to the related inventory upon repayment of the credit facility (or payment to nonaffiliated party). At December 31, 2010, the nonaffiliated party had borrowings of approximately $1.5 million under the facility.

Legal/Regulatory Proceedings

In October 2010, the PUCT established Docket No. 38780 for the remand of Docket No. 20381, the 1999 wholesale transmission charge matrix case. A joint settlement agreement was entered into effective October 6, 2003. This settlement resolves disputes regarding wholesale transmission pricing and charges for the period of January 1997 through August 1999, the period prior to the September 1, 1999 effective date of the legislation that authorized 100% postage stamp pricing for ERCOT wholesale transmission. Since a series of appeals has become final, the 1999 matrix docket has been remanded to the PUCT to address two additional issues.

The first issue is the wholesale transmission transition mechanism for the period of September 1999 through December 1999. The disputed issue is whether the PUCT should have allowed the transition mechanism to continue for the last four months of 1999. The appealing parties (Texas Municipal Power Agency, the City of Denton, the City of Garland and GEUS (f/k/a Greenville Electric Utility System)) argued that the transition mechanism was not authorized in the September 1, 1999 100% postage stamp pricing legislation. Our transmission deficit position was mitigated by approximately $8 million in the last four months of 1999 through the transition mechanism. If the appealing parties prevail, we may have to pay up to the full amount of approximately $8 million. It is anticipated that the issue will be contested and the amounts paid to settle the issue could be subject to negotiation. It is also unclear whether interest would be added. If the PUCT rules adversely and interest is added, our liability could be as high as $11 million.

The second issue is the San Antonio City Public Service Board’s (CPSB) claim that the PUCT did not have the authority to reduce CPSB’s requested Transmission Cost of Service (TCOS) revenue requirement. CPSB’s initial TCOS rate was in effect from 1997 through 2000. Since the period of January 1997 through August 1999 is incorporated in the joint settlement, CPSB’s remaining claim is for the period of September 1999 through December 2000. In January 2011, CPSB made a filing with the PUCT (PUCT Docket No. 39068), seeking an additional $22 million of TCOS revenue, including interest, for the 16-month period. If CPSB prevails, we would be responsible for approximately $11 million of the request. We plan to participate in this docket and anticipate that multiple parties will oppose CPSB’s request.

At this time, we cannot predict the outcome of these two matters.

We are involved in other various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.

Labor Contracts

Certain of our employees are represented by a labor union and covered by a collective bargaining agreement with an expiration date of October 25, 2010. Although the expiration date has passed, the current collective bargaining agreement remains in full force and effect under the provisions of an “evergreen clause” contained in the agreement. The parties to the agreement are currently in the process of negotiating a new labor agreement, and it is anticipated that a new agreement will be in place in the first half of 2011. The resolution of this matter is not expected to have a material effect on our financial position, results of operations or cash flows.

Environmental Contingencies

We must comply with environmental laws and regulations applicable to the handling and disposal of hazardous waste. We are in compliance with all current laws and regulations; however, the impact, if any, of changes to existing regulations or the implementation of new regulations is not determinable. The costs to comply with environmental regulations can be significantly affected by the following external events or conditions:

•	changes to existing state or federal regulation by governmental authorities having jurisdiction over control of toxic substances and hazardous and solid wastes, and other environmental matters, and

•	the identification of additional sites requiring clean-up or the filing of other complaints in which we may be asserted to be a potential responsible party.

9. MEMBERSHIP INTERESTS

On February 15, 2011, our board of directors declared a cash distribution of $20 million to be paid to our members on February 16, 2011.

During 2010, our board of directors declared, and we paid, the following cash distributions to members:

Declaration Date	Payment Date	Amount Paid
October 27, 2010	November 1, 2010	$35
July 28, 2010	August 3, 2010	68
May 5, 2010	May 6, 2010	71
February 11, 2010	February 19, 2010	37

During 2009, our board of directors declared, and we paid, the following cash distributions to members:

Declaration Date	Payment Date	Amount Paid
November 12, 2009	November 13, 2009	$123
August 18, 2009	August 19, 2009	74
May 19, 2009	May 20, 2009	50
February 18, 2009	March 3, 2009	25

The net proceeds of $1.253 billion received from the sale of equity interests in November 2008 as discussed below were distributed to Oncor Holdings who distributed the proceeds to EFIH and ultimately to EFH Corp.

Distributions are limited to our cumulative net income and may not be paid except to the extent we maintain a required regulatory capital structure, as discussed below. At December 31, 2010, $44 million was eligible to be distributed to our members after taking into account these restrictions.

For the period beginning October 11, 2007 and ending December 31, 2012, our cash distributions (other than distributions of the proceeds of any issuance of limited liability company units) are limited by the Limited Liability Company Agreement and a stipulation agreement with the PUCT (see Note 3) to an amount not to exceed our cumulative net income determined in accordance with US GAAP, as adjusted by applicable orders of the PUCT. Such adjustments exclude the noncash impacts of purchase accounting (to date, consists of removing the effect of the 2008 $860 million goodwill impairment charge and the cumulative amount of net accretion of fair value adjustments) and deducting two specific cash commitments (the $72 million ($46 million after tax) one-time refund to customers in September 2008 and funds spent as part of the $100 million commitment for additional energy efficiency initiatives of which $46 million ($30 million after tax) has been spent through December 31, 2010). The goodwill impairment charge and refund are described in Notes 2 and 3. At December 31, 2010, $141 million of membership interests was available for distribution under the cumulative net income restriction.

Distributions are further limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At December 31, 2010, our regulatory capitalization ratio was 59.7% debt and 40.3% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes transition bonds issued by Bondco. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of purchase accounting (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization). At December 31, 2010, $44 million of membership interests was available for distribution under the capital structure restriction. In January 2011, we filed for a rate review with the PUCT and 203 cities that, among other things, requested a revised regulatory capital structure of 55% debt to 45% equity, which if approved as requested, would further limit our distributions.

We are a Delaware limited liability company and upon the execution and delivery of the Limited Liability Company Agreement in 2008, our single membership interest was converted into 635,000,000 units of membership interests.

In November 2008, we sold equity interests to Texas Transmission for $1.254 billion in cash. Texas Transmission is an entity indirectly owned by a private investment group led by OMERS Administration Corporation, acting through its infrastructure investment entity, Borealis Infrastructure Management Inc., and the Government of Singapore Investment Corporation, acting through its private equity and infrastructure arm, GIC Special Investments Pte Ltd. We also indirectly sold equity interests to certain members of our board of directors and management team. Accordingly, after giving effect to all equity issuances, at December 31, 2010, our ownership was as follows: 80.03% held by Oncor Holdings and indirectly by EFH Corp., 19.75% held by Texas Transmission and 0.22% held indirectly by certain members of our management team and board of directors. The proceeds (net of closing costs) of $1.253 billion we received from Texas Transmission and members of our management team upon completion of these transactions were distributed to Oncor Holdings and ultimately to EFH Corp. See Note 1.

10. INVESTMENTS

Our investments balance consisted of the following:

	December 31,
	2010	2009
Assets related to employee benefit plans, including employee savings programs, net of distributions	$74	$67
Investment in unconsolidated affiliates	1	3
Land	3	2

Total investments	$78	$72

Assets Related to Employee Benefit Plans

The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans. At December 31, 2009, we began paying the premiums and became the beneficiary of these life insurance policies. EFH Corp. was the previous beneficiary. At December 31, 2010 and 2009, the face amount of these policies totaled $137 million and $138 million, and the net cash surrender values (determined using a Level 2 valuation technique) totaled $53 million and $52 million, respectively. Changes in cash surrender value are netted against premiums paid. Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

Restricted Cash

	At December 31, 2010		At December 31, 2009
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Customer collections related to transition bonds used only to service debt and pay expenses	$53	$—	$47	$—
Reserve for fees associated with transition bonds	—	10	—	10
Reserve for shortfalls of transition bond charges	—	6	—	4

Total restricted cash	$53	$16	$47	$14

11. TERMINATION OF OUTSOURCING ARRANGEMENTS

In 2008, we commenced a review of certain outsourcing arrangements with Capgemini, Capgemini America, Inc. and Capgemini North America, Inc. (collectively, CgE), and executed a Separation Agreement with CgE. Simultaneous with the execution of that Separation Agreement, EFH Corp. and TCEH entered into a substantially similar agreement with CgE. The Separation Agreements principally provide for (i) notice of termination of the Master Framework Agreements, dated as of May 17, 2004, as amended, between Capgemini and TCEH and us, respectively, and the related service agreements under the Master Framework Agreements and (ii) termination of the joint venture arrangements between EFH Corp. (and its applicable subsidiaries, including us) and CgE. Under the Master Framework Agreements and related services agreements, Capgemini provided to EFH Corp.’s other subsidiaries and us outsourced support services, including information technology, customer care and billing, human resources, procurement and certain finance and accounting activities.

As a result, during the fourth quarter of 2008:

•

EFH Corp. received approximately $70 million in cash in exchange for the termination of a purchase option agreement pursuant to which subsidiaries of EFH Corp. had the right to “put” to Capgemini (and Capgemini had the right to “call” from a subsidiary of EFH Corp.) EFH Corp.’s 2.9% limited partnership interest in Capgemini and licensed assets, principally software, upon the expiration of the Master Framework Agreements in 2014 or, in some circumstances, earlier. We received $20 million of such proceeds, reflecting our share of the put option value.

•

The parties entered into a mutual release of all claims under the Master Framework Agreements and related services agreements, subject to certain defined exceptions, and we received $4 million in cash in settlement of such claims.

The effects of the termination of the outsourcing arrangements, including an accrued liability of $16 million for incremental costs to exit and transition the services, were included in goodwill under purchase accounting. We incurred $4 million of these exit liabilities during the year ended December 31, 2009. In December 2009, we recorded a $10 million reversal of a portion of these exit liabilities due primarily to a shorter than expected outsourcing services transition period, and this reversal is reflected in other income (see Note 15). The remaining accrual totaling $2 million was settled in 2010.

12. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) PLANS

Pension Plan

We are a participating employer in the EFH Retirement Plan (Retirement Plan), a defined benefit pension plan sponsored by EFH Corp. The Retirement Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code), and is subject to the provisions of ERISA. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a Cash Balance Formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits or (ii) a Traditional Retirement Plan Formula based on years of service and the average earnings of the three years of highest earnings. The interest component of the Cash Balance Formula is variable and is determined using the yield on 30-year Treasury bonds. Under the Cash Balance Formula, future increases in earnings will not apply to prior service costs.

All eligible employees hired after January 1, 2001 participate under the Cash Balance Formula. Certain employees, who, prior to January 1, 2002, participated under the Traditional Retirement Plan Formula, continue their participation under that formula. It is the participating employers’ policy to fund the plans on a current basis to the extent deductible under existing federal tax regulations.

We also participated in an EFH Corp. supplemental retirement plan for certain employees, whose retirement benefits cannot be fully earned under the qualified Retirement Plan, the information for which is included below. We ceased participation in the EFH Corp. supplemental plan and implemented our own supplemental retirement plan effective January 1, 2010. The Oncor Plan covers certain employees whose retirement benefits cannot be fully earned under the qualified EFH Retirement Plan and is substantially similar to the EFH Corp. supplemental retirement plan, except that we act as sponsor of the plan. At inception, the projected benefit obligation of the Oncor Plan was $32 million, which was 100% funded. We recognized $1 million and $3 million in net pension costs related to the Oncor Plan, primarily composed of interest costs, for the twelve months ended December 31, 2010 and 2009, respectively.

OPEB Plan

We participate with EFH Corp. and other subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree’s age and years of service.

Regulatory Recovery of Pension and OPEB Costs

PURA provides for our recovery of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility, which in addition to our active and retired employees consists largely of active and retired personnel engaged in TCEH’s activities, related to service of those additional personnel prior to the deregulation and disaggregation of EFH Corp.’s businesses effective January 1, 2002. Accordingly, we entered into an agreement with TCEH whereby we assumed responsibility for applicable pension and OPEB costs related to those personnel.

We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Amounts deferred are ultimately subject to regulatory approval. At December 31, 2010 and 2009, we had recorded regulatory assets totaling $1.047 billion and $889 million, respectively, related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income.

Pension and OPEB Costs Recognized as Expense

The pension and OPEB amounts provided herein represent our allocated amounts related to EFH Corp.’s plans based on actuarial computations and reflect our employee and retiree demographics as described above. We recognized the following net pension and OPEB costs as expense:

	Year Ended December 31,
	2010	2009	2008
Pension cost	$67	$35	$15
OPEB cost	63	55	44

Total benefit cost	130	90	59
Less amounts deferred principally as a regulatory asset or property	(93)	(66)	(42)

Net amounts recognized as expense	$37	$24	$17

EFH Corp. and participating employers use the calculated value method to determine the market-related value of the assets held in the trust. We include the realized and unrealized gains or losses in the market-related value of assets over a rolling four-year period. Each year, 25% of such gains and losses for the current year and for each of the preceding three years is included in the market-related value. Each year, the market-related value of assets is increased for contributions to the plan and investment income and is decreased for benefit payments and expenses for that year.

Detailed Information Regarding Pension and OPEB Benefits

The following pension and OPEB information is based on December 31, 2010, 2009 and 2008 measurement dates:

	Pension Plan			OPEB Plan
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Assumptions Used to Determine Net Periodic Pension and Benefit Cost:
Discount rate	5.90%	6.90%	6.55%	5.90%	6.85%	6.55%
Expected return on plan assets	8.00%	8.25%	8.25%	7.60%	7.64%	7.90%
Rate of compensation increase	3.71%	3.75%	3.70%	—	—	—

Components of Net Pension and Benefit Cost:
Service cost	$19	$16	$15	$6	$4	$4
Interest cost	106	107	99	52	52	50
Expected return on assets	(97)	(100)	(101)	(15)	(13)	(19)
Amortization of net transition obligation	—	—	—	1	1	1
Amortization of prior service cost (credit)	1	1	1	(1)	(1)	(1)
Amortization of net loss	38	11	1	20	12	9

Net periodic pension and benefit cost	67	35	15	63	55	44

Other Changes in Plan Assets and Benefit Obligations Recognized as Regulatory Assets:
Net loss (gain)	124	154	320	75	76	45
Prior service cost (credit)	—	—	—	1	—	—
Amortization of net loss (gain)	(38)	(11)	(1)	(20)	(12)	(9)
Amortization of transition obligation (asset)	—	—	—	(1)	(1)	(1)
Amortization of prior service cost	(1)	(1)	(1)	—	1	1
Purchase accounting adjustment	—	—	—	—	4	(4)

Total recognized as regulatory assets	85	142	318	55	68	32

Total recognized in net periodic pension and benefit costs and as regulatory assets	$152	$177	$333	$118	$123	$76

	Pension Plan			OPEB Plan
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Assumptions Used to Determine Benefit Obligations at Period End:
Discount rate	5.50%	5.90%	6.90%	5.55%	5.90%	6.85%
Rate of compensation increase	3.74%	3.71%	3.75%	—	—	—

	Pension Plan		OPEB Plan
	Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$1,821	$1,550	$899	$779
Service cost	19	16	6	4
Interest cost	106	107	52	52
Participant contributions	—	—	14	19
Medicare Part D reimbursement	—	—	3	4
Actuarial (gain) loss	187	233	83	93
Benefits paid	(81)	(85)	(53)	(52)

Projected benefit obligation at end of year	$2,052	$1,821	$1,004	$899

Accumulated benefit obligation at end of year	$1,894	$1,685	$—	$—

Change in Plan Assets:
Fair value of assets at beginning of year	$1,219	$1,059	$206	$191
Actual return (loss) on assets	160	179	23	30
Employer contributions (a)	43	66	18	18
Participant contributions	—	—	14	19
Benefits paid	(81)	(85)	(53)	(52)

Fair value of assets at end of year	$1,341	$1,219	$208	$206

Funded Status:
Projected benefit obligation at end of year	$(2,052)	$(1,821)	$(1,004)	$(899)
Fair value of assets at end of year	1,341	1,219	208	206

Funded status at end of year	$(711)	$(602)	$(796)	$(693)

(a)	2009 pension amount includes transfers of investments related to the salary deferral and supplemental retirement plans totaling $31 million.

	Pension Plan		OPEB Plan
	Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009
Amounts Recognized in the Balance Sheet Consist of:
Other current liabilities	$(3)	$(2)	$—	$—
Other noncurrent liabilities	(708)	(600)	(796)	(693)

Net liability recognized	$(711)	$(602)	$(796)	$(693)

Amounts Recognized as Regulatory Assets Consist of:
Net loss	$616	$529	$296	$242
Prior service cost (credit)	—	1	(5)	(7)
Net transition obligation	—	—	3	3

Net amount recognized	$616	$530	$294	$238

The following tables provide information regarding the assumed health care cost trend rates.

	Year Ended December 31,
	2010	2009
Assumed Health Care Cost Trend Rates – Not Medicare Eligible:
Health care cost trend rate assumed for next year	9.00%	8.00%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2016

Assumed Health Care Cost Trend Rates – Medicare Eligible:
Health care cost trend rate assumed for next year	8.00%	7.00%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2016

	1-Percentage Point Increase	1-Percentage Point Decrease
Sensitivity Analysis of Assumed Health Care Cost Trend Rates:
Effect on accumulated postretirement obligation	$133	$(110)
Effect on postretirement benefits cost	9	(7)

The following table provides information regarding pension plans with projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of the fair value of plan assets.

	At December 31,
	2010	2009
Pension Plans with PBO and ABO in Excess of Plan Assets :
Projected benefit obligations	$2,052	$1,821
Accumulated benefit obligations	1,894	1,685
Plan assets	1,341	1,219

Pension Plan and OPEB Plan Investment Strategy and Asset Allocations

The investment objective for the Retirement Plan is to invest in a suitable mix of assets to meet the future benefit obligations at an acceptable level of risk, while minimizing the volatility of contributions. Equity securities are held to achieve returns in excess of passive indexes by participating in a wide range of investment opportunities. International equity securities are used to further diversify the equity portfolio and may include investments in both developed and emerging international markets. Fixed income securities include primarily corporate bonds from a diversified range of companies, US Treasuries and agency securities and money market instruments. The investment strategy for fixed income investments is to maintain a high grade portfolio of securities which assist in managing the volatility and magnitude of plan contributions and expense.

The target asset allocation ranges of pension plan investments by asset category are as follows:

Asset Category	Target Allocation Ranges
US equities	15%-50%
International equities	5%-20%
Fixed income	40%-70%
Other	0%-10%

Our investment objective for the OPEB Plan primarily follows the objectives of the Retirement Plan discussed above, while maintaining sufficient cash and short-term investments to pay near-term benefits and expenses. The actual amounts at December 31, 2010 provided below are consistent with our asset allocation targets.

Fair Value Measurement of Pension Plan Assets

At December 31, 2010 and 2009, pension plan assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2010				At December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category
Interest-bearing cash	$—	$42	$—	$42	$—	$60	$—	$60
Equity securities:
US	259	58	—	317	207	147	—	354
International	152	52	—	204	156	48	—	204
Fixed income securities:
Corporate bonds (a)	—	698	—	698	—	552	—	552
US Treasuries	—	13	—	13	—	13	—	13
Other (b)	—	58	—	58	—	27	—	27
Preferred securities	—	—	9	9	—	—	9	9

Total assets	$411	$921	$9	$1,341	$363	$847	$9	$1,219

(a)	Substantially all corporate bonds are rated investment grade by a major ratings agency such as Moody’s.
(b)	Other consists primarily of US agency securities.

There was no change in the fair value of Level 3 assets in the periods presented.

Fair Value Measurement of OPEB Plan Assets

At December 31, 2010 and 2009, OPEB plan assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2010				At December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category
Interest-bearing cash	$—	$11	$—	$11	$—	$18	$—	$18
Equity securities:
US	61	4	—	65	55	12	—	67
International	27	4	—	31	26	4	—	30
Fixed income securities:
Corporate bonds (a)	—	54	—	54	—	49	—	49
US Treasuries	—	1	—	1	—	1	—	1
Other (b)	41	4	—	45	38	2	—	40
Preferred securities	—	—	1	1	—	—	1	1

Total assets	$129	$78	$1	$208	$119	$86	$1	$206

(a)	Substantially all corporate bonds are rated investment grade by a major ratings agency such as Moody’s.
(b)	Other consists primarily of US agency securities.

There was no significant change in the fair value of Level 3 assets in the periods presented.

Expected Long-Term Rate of Return on Assets Assumption

The Retirement Plan strategic asset allocation is determined in conjunction with the plan’s advisors and utilizes a comprehensive Asset-Liability modeling study to evaluate potential long-term outcomes of various investment strategies. The study incorporates long-term rate of return assumptions for each asset class based on historical and future expected asset class returns, current market conditions, rate of inflation, current prospects for economic growth, and taking into account the diversification benefits of investing in multiple asset classes and potential benefits of employing active investment management.

Retirement Plan		OPEB Plan
Asset Class	Expected Long-Term Rate of Return	Plan Type	Expected Long-Term Returns
US equity securities	8.4%	401(h) accounts	7.7%
International equity securities	8.8%	Life Insurance VEBA	6.7%
Fixed income securities	5.9%	Union VEBA	6.7%
Preferred securities	0.0%	Non-Union VEBA	2.9%

	7.7%		7.1%

Significant Concentrations of Risk

The plans’ investments are exposed to risks such as interest rate, capital market and credit risks. We seek to optimize return on investment consistent with levels of liquidity and investment risk which are prudent and reasonable, given prevailing capital market conditions and other factors specific to participating employers. While we recognize the importance of return, investments will be diversified in order to minimize the risk of large losses unless, under the circumstances, it is clearly prudent not to do so. There are also various restrictions and guidelines in place including limitations on types of investments allowed and portfolio weightings for certain investment securities to assist in the mitigation of the risk of large losses.

Assumed Discount Rate

We selected the assumed discount rate using the Hewitt Top Quartile yield curve, which is based on actual corporate bond yields and at December 31, 2010 consisted of 141 corporate bonds rated AA or higher as reported by either Moody’s or S&P.

Amortization in 2011

In 2011, amortization of the net actuarial loss and prior service cost for the defined benefit pension plan from regulatory assets into net periodic benefit cost is expected to be $63 million and $1 million, respectively. Amortization of the net actuarial loss, prior service credit, and transition obligation for the OPEB plan from regulatory assets into net periodic benefit cost is expected to be $27 million, a $1 million credit and $1 million, respectively.

Pension and OPEB Plan Cash Contributions

Our contributions to the benefit plans were as follows:

	Year Ended December 31,
	2010	2009	2008
Pension plan contributions	$40	$66	$46
OPEB plan contributions	18	18	31
Oncor Plan contributions	3	—	—

Total contributions	$61	$84	$77

Our estimated funding in 2011 of the EFH Corp. pension and OPEB plans and the Oncor Plan is $173 million, $18 million and $3 million, respectively.

Future Benefit Payments

Estimated future benefit payments to (receipts from) beneficiaries are as follows:

	2011	2012	2013	2014	2015	2016-20
Pension benefits	$94	$100	$105	$111	$117	$690
OPEB	$51	$54	$58	$62	$66	$386
Medicare Part D subsidies	$(5)	$(5)	$(6)	$(6)	$(7)	$(43)

Thrift Plan

Our employees may participate in a qualified savings plan, the EFH Corp. Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution plan intended to qualify under Section 401(a) of the Code, and is subject to the provisions of ERISA. Under the terms of the Thrift Plan, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax applicable payroll deductions, the lesser of 75% of their regular salary or wages or the maximum amount permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the Cash Balance Formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the Traditional Retirement Plan Formula of the Retirement Plan. Employer matching contributions are made in cash and may be allocated by participants to any of the plan’s investment options. Our contributions to the Thrift Plan totaled $11 million, $11 million and $9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

13. STOCK-BASED COMPENSATION

In 2008, we established the Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan (the SARs Plan) under which certain of our employees may be granted stock appreciation rights (SARs) payable in cash, or in some circumstances, Oncor units. Two types of SARs may be granted under the SARs Plan. Time-based SARs (Time SARs) vest solely based upon continued employment ratably on an annual basis on each of the first five anniversaries of the grant date. Performance-based SARs (Performance SARs) vest based upon both continued employment and the achievement of a predetermined level of Oncor EBITDA over time, generally ratably over five years based upon annual Oncor EBITDA levels, with provisions for vesting if the annual levels are not achieved but cumulative two- or three-year total Oncor EBITDA levels are achieved. Time and Performance SARs may also vest in part or in full upon the occurrence of certain specified liquidity events and are exercisable only upon the occurrence of certain specified liquidity events. Since the exercisability of the Time and Performance SARs is conditioned upon the occurrence of a liquidity event, compensation expense will not be recorded until it is probable that a liquidity event will occur. Generally, awards under the SARs Plan terminate on the tenth anniversary of the grant, unless the participant’s employment is terminated earlier under certain circumstances.

In February 2009, we also established the Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan (the Director SARs Plan) under which certain non-employee members of our board of directors and other persons having a relationship with us may be granted SARs payable in cash, or in some circumstances, Oncor units. SARs granted under the Director SARs Plan vest in eight equal quarterly installments over a two-year period and are exercisable only upon the occurrence of certain specified liquidity events. Since the exercisability of these SARs is conditioned upon the occurrence of a liquidity event, expense will not be recorded until it is probable a liquidity event will occur.

SARs under the SARs Plan and the Director SARs Plan are generally payable in cash based on the fair market value of the SAR on the date of exercise. During the year ended December 31, 2010, we granted 80,000 Time SARs and 80,000 Performance SARS under the SARs Plan. At December 31, 2010, Time SARs vested totaled 4.2 million and Performance SARs vested totaled 2.8 million. No SARs were granted under the SARs Plan during the year ended December 31, 2009. We granted 6.9 million Time SARs and 6.9 Performance SARs under the SARs Plan during the year ended December 31, 2008. We granted 55,000 SARs under the Director SARs Plan during the year ended December 31, 2009, and all such SARs were vested at December 31, 2010. There were no SARs under either plan eligible for exercise at December 31, 2010.

14. RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions:

•

We record revenue from TCEH, principally for electricity delivery fees, which totaled $1.1 billion for the year ended December 31, 2010, and $1.0 billion for each of the years ended December 31, 2009 and 2008. The fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheets at December 31, 2010 and 2009 reflect receivables from TCEH totaling $143 million and $151 million, respectively, primarily related to these electricity delivery fees. These revenues included approximately $2 million for each of the years ended December 31, 2010, 2009 and 2008 pursuant to a transformer maintenance agreement with TCEH.

•

We recognize interest income from TCEH with respect to our generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Bondco. The interest income, which is received on a monthly basis, serves to offset our interest expense on the transition bonds. This interest income totaled $37 million, $42 million and $46 million for the years ended December 31, 2010, 2009 and 2008, respectively.

•

Incremental amounts payable related to income taxes as a result of delivery fee surcharges to customers related to transition bonds are reimbursed by TCEH. Our financial statements reflect a note receivable from TCEH of $217 million ($39 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2010 and $254 million ($37 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2009 related to these income taxes. We review economic conditions, TCEH’s credit ratings and historical payment activity to assess the overall collectability of these affiliated receivables. At December 31, 2010, there were no credit loss allowances related to the note receivable from TCEH.

•

An EFH Corp. subsidiary charges us for certain administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $36 million, $22 million and $24 million for the years ended December 31, 2010, 2009 and 2008, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH’s balance sheet) is funded by a delivery fee surcharge we collect from REPs and remit monthly to TCEH. Delivery fee surcharges totaled $16 million for each of the years ended December 31, 2010, 2009 and 2008. These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (also reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in our intercompany receivable/payable, which in turn results in a change in our reported net regulatory asset/liability. A regulatory liability represents the excess of the trust fund balance over the net decommissioning liability, and a regulatory asset represents the excess of the net decommissioning liability over the trust fund balance.

The change from a regulatory asset of $85 million at December 31, 2009 to a regulatory liability of $206 million at December 31, 2010 reflects a new decommissioning cost estimate completed in the second quarter of 2010. In accordance with regulatory requirements, a new cost estimate is completed every five years. The change reflected lower cost escalation assumptions as compared to the previous estimate, resulting in a decline in the estimated decommissioning liability (see Note 5).

•

We have a 19.5% limited partnership interest, with a carrying value of $1 million and $3 million at December 31, 2010 and 2009, respectively, in an EFH Corp. subsidiary holding principally software-related assets. Equity losses related to this interest are reported in other deductions and totaled $2 million, $2 million and $4 million for the years ended December 31, 2010, 2009 and 2008, respectively. These losses primarily represent amortization of software assets held by the subsidiary.

•

Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., we are generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return. In addition, consistent with the tax sharing agreement, we remit to EFH Corp. Texas margin tax payments, which are accounted for as income taxes, calculated as if we were filing our own return. Our results are included in the consolidated Texas state margin tax return filed by EFH Corp. See discussion in Note 1 to Financial Statements under “Income Taxes.” At December 31, 2010, we had amounts due from members under the agreement totaling $93 million ($72 million from EFH Corp. and $21 million from Texas Transmission and Investment LLC). We had amounts due to EFH Corp. related to income taxes totaling $8 million at December 31, 2009. Income tax payments to members in the year ended December 31, 2010 totaled $128 million, including $21 million in federal income tax-related payments to Texas Transmission and Investment LLC.

•

We held cash collateral of $4 million and $15 million at December 31, 2010 and 2009, respectively, from TCEH related to interconnection agreements for generation units being developed by TCEH. The collateral is reported in the balance sheet in other current liabilities. In January 2010, we returned $11 million of the collateral and paid $1 million in interest pursuant to PUCT rules related to these generating units.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at December 31, 2010 and 2009, TCEH had posted letters of credit in the amounts of $14 million and $15 million, respectively, for our benefit.

•

In October 2007, we entered into our current $2 billion revolving credit facility with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of GS Capital Partners (a member of the Sponsor Group). Affiliates of GS Capital Partners have from time-to-time engaged in commercial banking transactions with us in the normal course of business.

•

Affiliates of the Sponsor Group have, and from time-to-time may (1) sell, acquire or participate in the offerings of our debt or debt securities in open market transactions or through loan syndications, and (2) perform various financial advisory, dealer, commercial banking and investment banking services for us and certain of our affiliates for which they have received or will receive customary fees and expenses.

Goldman, Sachs & Co. (Goldman), an affiliate of the Sponsor Group, received $285,000 in fees for serving as a senior co-dealer manager in our offer to exchange up to an aggregate of $675 million of senior secured notes for New Notes in a private placement exchange that closed in October 2010. In connection with the exchange offer, we entered into a registration rights agreement with Goldman and the other dealer managers in the exchange. Pursuant to the registration rights agreement, we agreed, subject to certain exceptions, to file a registration statement with the SEC with respect to a registered offer to exchange the New Notes for publicly registered notes, or under certain circumstances, a shelf registration statement to cover resales of the New Notes. We also agreed to file a registration statement containing a “market making prospectus” and to keep it effective, subject to certain exceptions, for a period of ten years after the issue date of the New Notes. See Note 7 for information regarding the debt exchange.

In September 2010, we completed a $475 million senior secured notes private placement offering. In conjunction with the offering, we entered into a registration rights agreement with various investment banks as representatives of the initial purchasers in the private placement. KKR Capital Markets LLC, and affiliate of KKR (a member of the Sponsor Group) received $125,000 in fees for serving as a co-manager in the offering. See Note 7 for information regarding the debt offering.

•

Affiliates of the Sponsor Group have, from time-to-time, and may in the future sell, acquire or participate in offerings of our debt or debt securities in open market transactions or through loan syndications.

See Notes 4, 9 and 12 for information regarding the tax sharing agreement, distributions to members and the allocation of EFH Corp.’s pension and OPEB costs, respectively.

15. SUPPLEMENTARY FINANCIAL INFORMATION

Variable Interest Entities

We are the primary beneficiary and consolidate a wholly-owned VIE, Bondco, which was organized for the limited purpose of issuing specific transition bonds and purchasing and owning transition property acquired from us that is pledged as collateral to secure the bonds. We act as the servicer for this entity to collect transition charges authorized by the PUCT. These funds are remitted to the trustee and used for interest and principal payments on the transition bonds and related costs.

The material assets and liabilities of Bondco are presented separately on the face of our Consolidated Balance Sheet because the assets are restricted and can only be used to settle the obligations of Bondco, and Bondco’s creditors do not have recourse to our general credit or assets.

Our maximum exposure does not exceed our equity investment in Bondco, which was $16 million at both December 31, 2010 and 2009. We did not provide any financial support to Bondco during the years ended December 31, 2010 and 2009.

Other Income and Deductions

	Year Ended December 31,
	2010	2009	2008
Other income:
Accretion of adjustment (discount) to regulatory assets due to purchase accounting	$34	$39	$44
Reversal of exit liabilities recorded in connection with the termination of outsourcing arrangements (Note 11)	—	10	—
Net gain on sale of other properties and investments	2	—	1

Total other income	$36	$49	$45

Other deductions:
Costs related to 2006 cities rate settlement	$—	$2	$13
Professional fees	4	5	5
Equity losses in unconsolidated affiliate (Note 14)	2	2	4
Other	2	5	3

Total other deductions	$8	$14	$25

Major Customers

Distribution revenues from TCEH represented 36%, 38% and 39% of total operating revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Revenues from subsidiaries of one nonaffiliated REP collectively represented 12%, 14% and 16% of total operating revenues for the years ended December 31, 2010, 2009 and 2008, respectively. No other customer represented 10% or more of total operating revenues.

Interest Expense and Related Charges

	Year Ended December 31,
	2010	2009	2008
Interest expense	$342	$338	$314
Amortization of fair value debt discounts resulting from purchase accounting	2	3	3
Amortization of debt issuance costs and discounts	5	7	5
Allowance for funds used during construction – capitalized interest portion	(2)	(2)	(6)

Total interest expense and related charges	$347	$346	$316

Trade Accounts Receivable

	December 31,
	2010	2009
Gross trade accounts receivable	$389	$395
Trade accounts receivable from TCEH	(133)	(150)
Allowance for uncollectible accounts	(2)	(2)

Trade accounts receivable from nonaffiliates — net	$254	$243

Gross trade accounts receivable at December 31, 2010 and 2009 included unbilled revenues of $126 million and $141 million, respectively.

In April 2009, the PUCT finalized a new rule relating to the Certification of Retail Electric Providers. Under the new rule, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset. Accordingly, we recognized a $3 million one-time reversal of bad debt expense in 2009 representing bad debt reserves previously recognized for nonaffiliated REP accounts receivable. Due to the commitments made to the PUCT in 2007, we may not recover bad debt expense, or certain other costs and expenses, from ratepayers in the event of a default or bankruptcy by an affiliate REP.

Property, Plant and Equipment

	Composite Depreciation Rate/ Avg. Life at December 31, 2010	At December 31,
		2010	2009
Assets in service:
Distribution	4.6% / 22.0 years	$9,112	$8,778
Transmission	2.9% / 34.6 years	4,372	3,917
Other assets	8.5% / 11.8 years	728	579

Total		14,212	13,274
Less accumulated depreciation		4,810	4,444

Net of accumulated depreciation		9,402	8,830
Construction work in progress		253	321
Held for future use		21	23

Property, plant and equipment — net		$9,676	$9,174

Depreciation expense as a percent of average depreciable property approximated 4.0%, 3.1% and 2.8% for 2010, 2009 and 2008, respectively.

Intangible Assets

Intangible assets other than goodwill reported in our balance sheet are comprised of the following:

	At December 31, 2010			At December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Identifiable intangible assets subject to amortization included in property, plant and equipment:
Land easements	$201	$73	$128	$188	$72	$116
Capitalized software	338	142	196	240	104	136

Total	$539	$215	$324	$428	$176	$252

Aggregate amortization expense for intangible assets totaled $39 million, $27 million and $19 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, the weighted average remaining useful lives of capitalized land easements and software were 82 years and 5 years, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense
2011	$41
2012	33
2013	33
2014	33
2015	33

At both December 31, 2010 and 2009, goodwill totaling $4.1 billion was reported on the balance sheet. None of this goodwill is being deducted for tax purposes. See Note 2 for discussion of the goodwill impairment.

Other Noncurrent Liabilities and Deferred Credits

	At December 31,
	2010	2009
Retirement plan and other employee benefits	$1,560	$1,343
Uncertain tax positions (including accrued interest)	100	91
Nuclear decommissioning cost under-recovery payable to affiliate (Note 14)	—	85
Other	41	39

Total	$1,701	$1,558

Supplemental Cash Flow Information

	Year Ended December 31,
	2010	2009	2008
Cash payments related to:
Interest	$339	$337	$284
Capitalized interest	(2)	(2)	(6)

Interest paid (net of amounts capitalized).	337	335	278
Amounts paid for/in lieu of income taxes	128	28	44
Noncash investing and financing activities:
Noncash construction expenditures (a)	78	61	49
Debt exchange transactions (Note 7)	324	—	—

(a)	Represents end-of-period accruals.

Quarterly Information (unaudited)

Results of operations by quarter for the years ended December 31, 2010 and 2009 are summarized below. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Operating revenues	$703	$702	$831	$678
Operating income	153	152	226	124
Net income	79	76	149	48

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Operating revenues	$614	$653	$770	$653
Operating income	135	159	205	118
Net income	58	82	132	48

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at December 31, 2010. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The management of Oncor Electric Delivery Company LLC performed an evaluation as of December 31, 2010 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control—Integrated Framework. Based on the review performed, management believes that as of December 31, 2010 Oncor Electric Delivery Company LLC’s internal control over financial reporting was effective.

The independent registered public accounting firm of Deloitte & Touche LLP as auditors of the consolidated financial statements of Oncor Electric Delivery Company LLC has issued an attestation report on Oncor Electric Delivery Company LLC’s internal control over financial reporting.

/s/ ROBERT S. SHAPARD	/s/ DAVID M. DAVIS
Robert S. Shapard, Chairman of the Board and Chief Executive	David M. Davis, Senior Vice President and Chief Financial Officer

February 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Dallas, Texas

We have audited the internal control over financial reporting of Oncor Electric Delivery Company LLC and its subsidiary (the “Company”) as of December 31, 2010 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 17, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 17, 2011

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of our directors and information about them, as furnished by the directors themselves, are set forth below:

Name	Age	Business Experience and Qualifications
Nora Mead Brownell (1)	63

Nora Mead Brownell has served as our Director since October 2007. Ms. Brownell is a founding partner of ESPY Energy Solutions, LLC, a consulting firm specializing in energy including infrastructure, energy consumption, new technology and renewables, and has served as its CEO since April 2009. Following her service as a Commissioner of the FERC from May 2001 to June 2006, Ms. Brownell founded BC Strategies, an energy consulting firm, and served as its President until April 2009. She served on the Pennsylvania Public Utility Commission from 1997 until May 2001. Ms. Brownell serves on the boards of directors of Comverge Inc., an energy technology company, Ener1, a leading manufacturer of lithium-ion energy storage systems, Spectra Energy Partners, a natural gas transportation and storage company, Tangent Energy Solutions, a privately-owned developer of energy generation solutions, and Times Publishing Company, a privately-owned regional newspaper publisher, and Oncor Holdings. She also serves on the Advisory Board of Starwood Energy Fund. During the last five years Ms. Brownell also served on the board of directors of Leaf Clean Energy Company, which invests in clean energy projects in North America, and on the Gridwise® Architecture Council.

We believe Ms. Brownell’s widely-regarded expertise in the energy industry qualifies her to serve on our board of directors. Her extensive experience and insights gained as a regulator of energy companies on both the federal and state levels are a significant contribution to us, a regulated electricity transmission and distribution company, and our board of directors. During her tenures as a Pennsylvania state regulator and FERC Commissioner, Ms. Brownell oversaw several issues similar to those that have been or may be experienced by Oncor, including rate cases, market issues and reliability proceedings. Her current work in energy consulting further strengthens her understanding and expertise of current issues in our industry, including in the areas of renewable energy, technology and regulatory matters.

Richard C. Byers (1)	51

Richard C. Byers has served as our Director since November 2008. Mr. Byers currently serves as an Executive Vice President of Borealis Infrastructure Management Inc. (Borealis), an investment arm of Canada’s OMERS pension plan, a position he has held since January 2008. In his role as an officer of Borealis, Mr. Byers has been appointed as a director of several companies in which Borealis invests. In connection with his employment with Borealis, Mr. Byers also serves as the Vice President, Infrastructure of OMERS Strategic Investments Management Inc., an affiliate of Borealis. From 1991 until joining Borealis, Mr. Byers served as Managing Director of BMO Nesbitt Burns, a brokerage investment firm.

Mr. Byers was appointed as a member of our board of directors by Texas Transmission pursuant to Texas Transmission’s right under the Limited Liability Company Agreement to designate two directors. We believe Mr. Byers’ experience with Borealis, his sixteen years of experience as an investment banker prior to joining Borealis, and his experience working as a chartered accountant in Canada have given him an understanding of financial and business issues relevant to a company of our size and have been beneficial to his service on the Audit Committee. Also, in connection with his service at Borealis, Mr. Byers has been appointed as a director and/or officer of several privately-held energy-related Borealis affiliates or portfolio companies, including Borealis Power Holdings Inc., Borealis Transmission Inc., BPC Energy Corporation, BPC Energy Services Corporation and BPC Power Corporation, and as a result, has been exposed to issues relevant to our industry.

Name	Age	Business Experience and Qualifications
Thomas M. Dunning (3)	68

Thomas M. Dunning has served as our Director since October 2007 and in July 2010 was elected Lead Independent Director by our board of directors. Since his retirement in 2008 as Chairman of Lockton Dunning Benefits, a company specializing in the design and servicing of employee benefits, he has served as a consultant for the company. Mr. Dunning also served as Chairman and Chief Executive Officer of Lockton Dunning Benefit Company, its predecessor company, from 1998 to 2007 following the 1998 acquisition of Dunning Benefits Corporation by the Lockton Group of Companies. Mr. Dunning currently serves on the boards of directors of American Beacon Funds, BancTec, Southwestern Medical Foundation, Baylor Health Care System Foundation, Oncor Holdings, and a number of non-profit organizations.

We believe Mr. Dunning’s experience with employee benefit programs and his understanding of employee benefits as part of an overall employee compensation program is important to Oncor in his roles as a director and chair of the Organization and Compensation Committee (O&C Committee). As chair of the O&C Committee, overseeing the design and effectiveness of Oncor’s executive compensation programs, Mr. Dunning offers broad experience in understanding and addressing compensation-related issues and challenges. His past appointments by Texas Governors as Chairman of the Texas Water Development Board and a director on the boards of the Texas Department of Transportation, Texas Department of Human Services and Texas Department of Criminal Justice, as well as his past service as Chairman of the Dallas/Fort Worth International Airport board, add to the extensive experience and leadership skills Mr. Dunning provides to our board. His experience and familiarity with Texas government, combined with 44 years of experience in business and a strong record of civic involvement in Dallas and in Texas, are valuable to our Texas-based business.

Robert A. Estrada (1)	64

Robert A. Estrada has served as our Director since October 2007. Mr. Estrada is Chairman of the Board and Chief Compliance Officer of Estrada Hinojosa & Company, Inc., an investment banking firm specializing in public finance that he co-founded in 1992. In addition to these positions, he also served as President and Chief Executive Officer of the firm from 1992 to 2006. Since its inception, Estrada Hinojosa & Company, Inc. has been involved in municipal bond underwritings totaling over $80 billion and has provided financial advisory services on financings totaling more than $50 billion. Mr. Estrada is a member of the boards of directors of Oncor Holdings and several civic and arts organization boards. From 2001 until 2008, Mr. Estrada served on the Board of Regents of the University of Texas System, a system with over 60,000 employees and a budget of approximately $14 billion, pursuant to an appointment by the Governor of Texas. In addition to having served on the Board of Regents of the University of Texas System, Mr. Estrada served as that board’s chair of the audit, compliance and management review committee. From 2004 until 2010, he served two consecutive terms on the board of directors of the Federal Reserve Bank of Dallas. From 1990 to 1994, Mr. Estrada also served on the board of directors of the Student Loan Marketing Association (Sallie Mae), a $45 billion entity and was a member of the board’s executive committee.

We believe Mr. Estrada’s skills and experience in the financial and legal sectors qualify him to serve as a director of Oncor and chair of the Audit Committee. We also believe his comprehensive understanding of financial, compliance and business matters pertinent to us and his experience in serving large clients and boards regarding these matters are significant assets to our board. Mr. Estrada also has 26 years of legal experience as a securities attorney, giving him a familiarity with securities law issues and investor disclosure requirements relevant to our company.

Name	Age	Business Experience and Qualifications
Thomas D. Ferguson (2)	57

Mr. Ferguson has served on our board of directors since January 2011. He is currently a Managing Director of Goldman, Sachs & Co., having joined the firm in 2002. Mr. Ferguson heads the asset management efforts for the merchant bank’s U.S. real estate and infrastructure investment activity. He currently serves on the board of EFH Corp., Carrix, one of the largest private container terminal operators in the world, American Golf, one of the largest golf course management companies in the world, and Agricultural Company of America Partners, LP, a company that owns and manages agriculture real estate. He also formerly held board seats at Associated British Ports, the largest port company in the UK, as well as Red de Carreteras, a toll road concessionaire in Mexico.

Mr. Ferguson was appointed by the Sponsor Group as a member of our board of directors pursuant to the Sponsor Group’s right in the Limited Liability Company Agreement to designate two directors. His extensive experience with corporate finance and in owning and managing privately held enterprises qualifies Mr. Ferguson for serving on our board of directors.

Monte E. Ford (2)	51

Monte E. Ford has served as our Director since February 2008. He has served as Senior Vice President and Chief Information Officer of AMR Corporation, the Fort Worth-based parent company of American Airlines, since 2001. Prior to joining AMR, Mr. Ford served in various executive positions, including with Associates First Capital in Texas, Bank of Boston and Digital Equipment Corporation. He helped found the Environmental Energy and Nutritional Learning Center in Boston and has served on various community and non-profit boards, including those of Baylor Regional Medical Center and the Children’s Medical Center Development Board. Mr. Ford also serves on the board of directors of Oncor Holdings. Mr. Ford previously served as a director of two public companies, META Group and Moneygram International from 2006 to 2008 prior to his affiliation with Oncor.

We believe Mr. Ford’s skills and expertise with quickly changing information technology matters is an important aspect of his service on Oncor’s board of directors. In regard to our operational advancements, particularly in the areas of the advanced metering system, Smart Grid and transmission infrastructure, information technology is a critical and timely issue for us, as well as the electric industry. Having dedicated his career to technology, Mr. Ford has distinguished himself as a technical industry expert and leader. As Senior Vice President and Chief Information Officer of AMR Corporation, Mr. Ford has led technological innovation for American Airlines, one of the world’s largest airlines, including reestablishing the airline as an industry leader in operations research and advancing the airline’s online business. During his tenure as Chief Information Officer at Associates First Capital, Mr. Ford had responsibility for all technical operations at the company and implemented an internet and e-commerce strategy for the company on a worldwide basis.

William T. Hill, Jr. (2)	68

William T. Hill, Jr. has served as our Director since October 2007. In 2008, he joined the Dallas criminal defense law firm of Fitzpatrick Hagood Smith & Uhl LLP, where he serves as of counsel. In 2007, he served as Director of Strategic Initiatives of Mercy Street Ministries. From 1999 to 2007, Mr. Hill was Criminal District Attorney of the Dallas County District Attorney’s office. Mr. Hill serves on the boards of directors of Hilltop Holdings, Incorporated, a New York Stock Exchange listed company in the insurance industry, Baylor Hospital Foundation, Oncor Holdings and a number of charitable organizations.

We believe Mr. Hill’s 44 years of experience with legal and compliance matters, along with his management of a large group of highly skilled professionals, have given him considerable knowledge concerning many matters that come before our board of directors. In addition, as District Attorney he developed judgment and decision-making abilities that assist him today in evaluating and making decisions on issues that face our board of directors. Mr. Hill has also served on several civic and charitable boards over the past 35 years, which has given him invaluable experience in corporate governance matters.

Name	Age	Business Experience and Qualifications
Jeffrey Liaw (3)	34

Jeffrey Liaw has served as our Director since November 2007. Mr. Liaw is active in TPG Capital L.P.’s (TPG) energy and industrial investing practice areas. TPG is a leading private investment firm with approximately $45 billion in assets under management. Before joining TPG in 2005, he worked for Bain Capital in its industrials practice since 2001. Mr. Liaw serves on the boards of both public and private companies, including American Tire Distributors, Graphic Packaging Holding Company, EFH Corp. and Oncor Holdings. He also serves on the board of Education for Change, an Oakland, California-based charter school system.

Mr. Liaw was appointed by the Sponsor Group as a member of our board of directors pursuant to the Sponsor Group’s right in the Limited Liability Company Agreement to designate two directors. As an investment professional in the energy and industrial investing practice of TPG, Mr. Liaw provides his valuable insights and knowledge regarding energy-related and financial matters.

Robert S. Shapard	55

Robert S. Shapard has served as the Chairman of our Board of Directors and Chief Executive since April 2007. Mr. Shapard joined EFH Corp. in October 2005 as a strategic advisor, helping implement and execute growth and development strategies for Oncor. Between March and October 2005, he served as Chief Financial Officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was Executive Vice President and Chief Financial Officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005. Before joining Exelon, he was executive vice president and chief financial officer of Ultramar Diamond Shamrock, a North American refining and marketing company, since 2000. Previously, from 1998 to 2000, Mr. Shapard was CEO and managing director of TXU Australia Pty. Ltd., a subsidiary of the former TXU Corp., which owned and operated electric generation, wholesale trading, retail, and electric and gas regulated utility businesses. Mr. Shapard is also a director of Oncor Holdings and a manager of Bondco. In January 2011 he was elected chairman of the board of directors of Gridwise® Alliance, the nation’s foremost smart grid organization.

As our chief executive, Mr. Shapard brings his unique knowledge of our company and our industry to the board of directors. His prior experience with EFH Corp., Exelon and as CEO of TXU Australia gives him extensive leadership experience in the electric industry in both regulated and unregulated markets. Mr. Shapard’s previous experience as chief financial officer of Tenet Healthcare Corporation and Ultramar Diamond Shamrock provided him with substantial experience in other complex financial and business environments.

Richard W. Wortham III (2) (3)	72

Richard W. Wortham III has served as our Director since October 2007. Since 1976 he has served as Trustee, and since November 2008 as Secretary and Treasurer, of The Wortham Foundation, Inc., a private philanthropic foundation with assets of approximately $260 million dedicated to the support and development of Houston’s cultural fabric. From November 2005 to November 2008, he was Chairman and Chief Executive Officer of that foundation. Mr. Wortham also serves as a Trustee and member of the audit committee of The Hirtle Callaghan Trust, a $7 billion family of mutual funds, and the Center for Curatorial Studies at Bard College and is a Life Trustee and Treasurer of The Museum of Fine Arts, Houston. Mr. Wortham is also a director of Oncor Holdings. Additionally, Mr. Wortham has held a leadership role in several companies, including a founding role in several national banks.

We believe Mr. Wortham’s over 30 years of extensive business and civic experience qualify him to serve on our board of directors. Mr. Wortham also currently serves on the executive, finance, audit and investment committees of the Museum of Fine Arts, Houston, which presently has an endowment of approximately $1 billion. Mr. Wortham’s experience has given him substantial and significant knowledge and experience regarding financial management and corporate governance matters relevant to our board of directors.

Name	Age	Business Experience and Qualifications
Steven J. Zucchet (2)(3)	45

Steven J. Zucchet has served as our Director since November 2008. Mr. Zucchet is a Senior Vice President of Borealis Infrastructure Management, Inc. (Borealis), an investment arm of Canada’s OMERS pension plan, a position he has held since November 2003. From 1996 until joining Borealis, Mr. Zucchet served as Chief Operating Officer of Enwave Energy Ltd., where he was responsible for operations and major infrastructure projects. In his role as an officer of Borealis, Mr. Zucchet has been appointed as a director of several Borealis affiliates and companies in which Borealis invests. His focus at Borealis is in the energy sector, where he leads the pursuit of investment opportunities in the energy sector and is responsible for asset management.

Mr. Zucchet was appointed as a member of our board of directors by Texas Transmission pursuant to Texas Transmission’s right under the Limited Liability Company Agreement to designate two directors. Mr. Zucchet has extensive experience in the energy industry. Through Borealis, he serves on the board of directors for Bruce Power A, a four reactor nuclear site located in Ontario, Canada. In addition, he is overseeing the development of a 1200 MW HVDC transmission line in New York State by New York Regional Interconnect on behalf of Borealis. His experience prior to joining Borealis also focused in the energy industry, serving as Chief Operating Officer of Enwave Energy Ltd. for seven years. Prior to joining Enwave Energy Ltd., he spent seven years with an international consulting firm where he worked primarily on transportation and energy related projects. We believe Mr. Zucchet’s experience in the energy industry gives him an important and valuable understanding of our business.

(1)	Member of Audit Committee.
(2)	Member of Nominating and Governance Committee.
(3)	Member of Organization and Compensation Committee.

Director Appointments

Pursuant to our Limited Liability Company Agreement, the Sponsor Group (through Oncor Holdings) has a right to designate two individuals to serve on our board of directors. Mr. Ferguson, a Managing Director of Goldman, Sachs & Co., and Mr. Liaw, an investment professional with TPG, were designated to serve on our board of directors by the Sponsor Group. Our Limited Liability Company Agreement also grants Texas Transmission the right to designate two individuals to serve on our board of directors. Richard C. Byers and Steven J. Zucchet, each of whom is an officer of Borealis, an affiliate of Texas Transmission, were designated to serve on our board of directors by Texas Transmission. Directors appointed by the Sponsor Group and Texas Transmission are referred to as member directors.

Our Limited Liability Company Agreement also provides that six of our directors will be independent directors under the standards set forth in Section 303A of the New York Stock Exchange Manual and other standards in our Limited Liability Company Agreement, and that two of these independent directors will be special independent directors under the standards set forth in our Limited Liability Company Agreement. See “Certain Relationships and Related Transactions, and Director Independence — Director Independence” for a discussion of the independent director and special independent director qualifications. Our board of directors has determined that Ms. Brownell and Messrs. Estrada, Dunning, Ford, Hill and Wortham are independent directors and that each of Ms. Brownell and Mr. Hill qualifies as a special independent director. Independent directors are appointed by the nominating committee of Oncor’s Holdings’ board of directors. The nominating committee of Oncor Holdings is required to consist of a majority of independent directors.

The board of directors of the sole member of Oncor Holdings has the right, pursuant to the terms of our Limited Liability Company Agreement, to designate one director that is an officer of Oncor. Mr. Shapard, our Chairman and CEO, serves as this director.

Audit Committee

The Audit Committee is a separately-designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our Audit Committee is composed of Ms. Brownell, Mr. Byers and Mr. Estrada. Mr. Estrada and Mr. Byers are each an “audit committee financial expert” as defined in Item 407(d)(5) of SEC Regulation S-K.

Executive Officers

The names of our executive officers and information about them, as furnished by the executive officers themselves, are set forth below:

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
Robert S. Shapard	55	Chairman of the Board and Chief Executive	Robert S. Shapard has served as the Chairman of our Board of Directors and Chief Executive since April 2007. Mr. Shapard joined EFH Corp. in October 2005 as a strategic advisor, helping implement and execute growth and development strategies for Oncor. Between March and October 2005, he served as Chief Financial Officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was Executive Vice President and Chief Financial Officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005. Before joining Exelon, he was executive vice president and chief financial officer of Ultramar Diamond Shamrock, a North American refining and marketing company, since 2000. Previously, from 1998 to 2000, Mr. Shapard was CEO and managing director of TXU Australia Pty. Ltd., a subsidiary of the former TXU Corp., which owned and operated electric generation, wholesale trading, retail, and electric and gas regulated utility businesses. Mr. Shapard is also a director of Oncor Holdings and a manager of Bondco. In January 2011 he was elected chairman of the board of directors of Gridwise® Alliance, the nation’s foremost smart grid organization.

Don J. Clevenger	40	Senior Vice President, External Affairs	Don J. Clevenger has served as our Senior Vice President, External Affairs, since February 2010. From June 2008 until February 2010, he served as our Vice President, External Affairs. He was our Vice President, Legal and Corporate Secretary from December 2007 to June 2008. Between November 2005 and December 2007, Mr. Clevenger held a leadership position in our company with various legal and regulatory responsibilities. Prior to his transfer to Oncor in November 2005, he was Senior Counsel of the Business Services unit of EFH Corp. since April 2004. Mr. Clevenger was a partner in the law firm of Hunton & Williams LLP before he joined EFH Corp. Mr. Clevenger is also a manager of Bondco and serves as a member of the board of directors of the Association of Electric Companies of Texas, Inc.

David M. Davis	53	Senior Vice President and Chief Financial Officer	David M. Davis has served as our Senior Vice President and Chief Financial Officer since February 2010. From July 2006 until February 2010, he served as Vice President and Chief Financial Officer. Prior to July 2006, he held a leadership position in the finance and financial planning function since he joined Oncor in 2004. From 1991 to 2004, Mr. Davis served in various positions at EFH Corp. including roles in information technology and financial planning. Mr. Davis is a certified public accountant. Mr. Davis is also a manager of Bondco.

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
Debra L. Elmer	54	Senior Vice President, Human Resources	Debra L. Elmer has served as our Senior Vice President, Human Resources since February 2010. She served as our Vice President, Human Resources from September 2006 until February 2010. From her transfer to Oncor from EFH Corp. in 2004 to September 2006, she served as the director responsible for our performance management. Ms. Elmer joined EFH Corp. in 1982 and has held a number of positions within EFH Corp., principally in the leadership of human resources activities.

James A. Greer	50	Senior Vice President, Asset Management and Engineering	James A. Greer has served as our Senior Vice President, Asset Management and Engineering since October 2007. He is responsible for the development of strategies, policies and plans for optimizing the value and performance of electric delivery systems and related assets. From 2004 to 2007, Mr. Greer served a similar role as our Vice President. Since joining EFH Corp. in 1984, Mr. Greer has held a number of leadership positions within Oncor and EFH Corp. in such areas as engineering, operations and governmental relations. Mr. Greer also serves as a member of the Board of Directors of the Texas Board of Professional Engineers.

Brenda L. Jackson	60	Senior Vice President and Chief Customer Officer	Brenda L. Jackson has served as our Senior Vice President, Business Operations since October 2004, overseeing activities including customer operations and service, community relations, economic development initiatives and corporate communications, and has served as our Chief Customer Officer since May 2010. From April 2003 until October 2004 she held the position of Senior Vice President, Customer and Community Relations. Ms. Jackson has served EFH Corp. and Oncor for 38 years and has held leadership positions related to customer operations, customer service and community relations functions.

Charles W. Jenkins III	59	Senior Vice President and Chief Operating Officer	Charles W. Jenkins III has served as Senior Vice President and Chief Operating Officer of Oncor since November 2009. He was Senior Vice President, Transmission and System Operations of Oncor from October 2007 to November 2009, having responsibilities for system operations, transmission engineering, construction, field and grid operations and overseeing third-party interconnections to the transmission system. Prior to this position, Mr. Jenkins served as a Vice President of Oncor since April 2003. During 2008 and 2009 he served on the board of directors of the Electric Reliability Council of Texas.

E. Allen Nye, Jr.	43	Senior Vice President, General Counsel & Secretary	E. Allen Nye, Jr. has served as our Senior Vice President, General Counsel and Secretary since January 2011. From June 2008 until joining Oncor, Mr. Nye practiced law as a partner in the Dallas office of Vinson & Elkins LLP where he focused on representation of regulated energy companies before state and federal government agencies, including the PUCT, the State Office of Administrative Hearings and the FERC. Prior to Vinson & Elkins, Mr. Nye was a partner in the law firm of Hunton & Williams from January 2002 until May 2008.

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
Brenda J. Pulis	52	Senior Vice President, Transmission & Distribution System Operations & Measurement Services	Brenda J. Pulis is Senior Vice President, Transmission & Distribution System Operations & Measurement Services, a position she has held since November 2010. In her current role, Ms. Pulis is responsible for operating transmission and distribution grids and designing, constructing, maintaining and operating the metering system. Prior to this position, she was Senior Vice President of Distribution from August 2004 to October 2010, and between 2001 and July 2004 she was Vice President in Oncor’s distribution organization. Ms. Pulis originally joined Oncor in 1978 and has served in a number of areas during her tenure, including distribution engineering design, rates and regulatory, power delivery and operations.

There is no family relationship between any of our executive officers, between any of our directors, or between any executive officer and any director.

Code of Conduct

We maintain certain corporate governance documents on our website at www.oncor.com. Our Code of Conduct can be accessed by selecting “Corporate Governance” under the “About Oncor” tab on the website. Our Code of Conduct applies to all of our employees and officers, including our Chief Executive, Chief Operating Officer, Chief Financial Officer and Controller, and it also applies to our directors, except for provisions pertinent only to employees. Any amendments to our Code of Conduct will be posted on our website promptly. Printed copies of the corporate governance documents that are posted on our website are available to any person without charge upon written request to the Corporate Secretary of Oncor Electric Delivery Company LLC at 1601 Bryan Street, Suite 22-020B, Dallas, Texas 75201-3411.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Oncor’s board of directors has designated an Organization and Compensation Committee of the board of directors (O&C Committee) to establish and assess our executive compensation policies, which include participation in Oncor-sponsored programs as well as certain employee benefit programs sponsored by EFH Corp. The O&C Committee met five times in 2010.

The responsibilities of the O&C Committee include:

•

Determining and overseeing executive compensation programs, including making recommendations to our board of directors, when and if their approval is required, with respect to the adoption, amendment or termination of incentive compensation, equity-based and other executive compensation and benefit plans, policies and practices;

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

The O&C Committee conducts a review of total direct compensation for our executive officers, including the executive officers named in the Summary Compensation Table below (collectively with the CEO, the Named Executive Officers, and each, a Named Executive Officer) from time to time as it deems appropriate. In the first quarter of each fiscal year the O&C Committee also approves corporate goals and objectives under the annual incentive programs for our executive officers for the current fiscal year, as well as the annual incentives’ payouts relating to the previous fiscal year’s performance. In connection with the annual determination of the incentive awards to be paid to our executive officers reporting to the CEO, following the completion of each fiscal year, the CEO conducts an annual performance review of each such executive officer and evaluates each executive’s performance relative to the corporate goals and objectives for the completed fiscal year set by the O&C Committee. The CEO then makes recommendations to the O&C Committee with respect to other executive officers’ annual incentive compensation. The O&C Committee considers the CEO’s recommendations when determining annual incentive award payouts to those executive officers for the previous fiscal year, as well as goals and objectives under the annual incentive programs for the current fiscal year. The O&C Committee also annually evaluates the CEO’s performance in light of the goals and objectives for the applicable year and, after considering this evaluation, determines the CEO’s annual incentive award payout, as well as goals and objectives under the annual incentive programs for the current fiscal year.

In determining the total direct compensation of our executive officers, the O&C Committee considers the performance of the executives, a competitive market analysis of executive compensation provided by a compensation consultant engaged by the O&C Committee and a peer group analysis. The O&C Committee seeks the input of the CEO on the performance of executive officers reporting to the CEO. The CEO assesses the performance of each executive reporting to him against the executive’s business unit and function and presents a performance evaluation and compensation recommendation for each of these individuals to the O&C Committee. The CEO also reviews and considers the competitive market analysis in making his recommendation. The O&C Committee also evaluates the CEO’s performance and then determines total compensation, including base salary, annual incentive awards and long-term incentive awards, for our executive officers as it deems appropriate.

The O&C Committee conducted reviews of our executive officers’ total direct compensation in 2008 and 2010. As a result of its 2010 review, the O&C Committee increased base salaries for executive officers in November 2010. The 2010 review of total direct compensation did not result in changes to long-term incentives.

Compensation Philosophy

Our compensation philosophy, principles and practices are intended to compensate executives appropriately for their contribution to the attainment of key strategic objectives, and to strongly align the interests of executives and equity holders through equity-based plans and performance goals. We believe that:

•

Levels of executive compensation should be based upon an evaluation of the performance of our business (including safety, reliability, operational efficiency and infrastructure readiness) and individual executives as well as a comparison to compensation levels of persons with comparable responsibilities in business enterprises of similar size, scale, complexity, risk and performance;

•	Compensation plans should balance both short-term and long-term objectives, and

•	The overall compensation program should emphasize variable compensation elements that have a direct link to company and individual performance.

Objectives of Compensation Philosophy

Our compensation philosophy is designed to meet the following objectives:

•	Attracting and retaining high performers;

•	Rewarding company and individual performance by providing compensation levels consistent with the level of contribution and degree of accountability;

•	Aligning performance measures with our goals and allocating a significant portion of the compensation to incentive compensation in order to drive the performance of our business;

•

Basing incentive compensation in part on the satisfaction of company operational metrics (including safety, reliability, operational efficiency and infrastructure readiness) with the goal of motivating performance towards improving the services we provide our customers, and

•

Creating value for our equity holders and promoting the long-term performance of the company by strengthening the correlation between the long-term interests of our executives and the interests of our equity holders.

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

•

Perquisites and other benefits, including for executives elected prior to January 1, 2004, the opportunity to participate in a split-dollar life insurance plan (EFH Split-Dollar Life Insurance Plan) sponsored by EFH Corp.; and

•	Contingent payments through a change of control policy and a severance plan.

For more information about each of the incentive and other benefit plans available to our executive officers see the compensation tables and the accompanying narratives immediately following “– Compensation Discussion and Analysis.”

Compensation Consultant

In the first quarter of 2010, the O&C Committee engaged Towers Watson, a compensation consultant, to advise and report directly to the O&C Committee on executive compensation issues including a competitive market analyses of executive compensation and independent directors’ compensation. Towers Watson also provides consulting and other services to Oncor’s human resources department.

Market Data

While we try to ensure that the greater part of an executive officer’s compensation is directly linked to our financial and operational performance, we also seek to set our executive compensation program in the manner that is competitive with that of our peer group in order to reduce the risk of losing key personnel and to attract high-performing executives from outside our company. In 2008 and 2010 the O&C Committee assessed compensation of our executives against a number of companies in the transmission/distribution industry and the fully integrated utilities group. For purposes of the 2010 assessment, Towers Watson completed a competitive market analysis of executive compensation for the O&C Committee in April 2010. This analysis involved estimated market data targeted at both the 50th and 70th percentiles based on compensation information for utilities in the United States with respect to base salary and target cash annual incentives, on the one hand, and long-term incentives, on the other hand, which together constituted total direct compensation.

In addition to the estimated market data for utilities in the national marketplace, the competitive market analysis also provided publicly available data for a subset of these utilities, a peer group of transmission/distribution utility companies as well as fully integrated utility companies. We include both transmission/distribution utility companies as well as fully integrated utility companies in our peer group because we compete with both for qualified executive personnel. The following companies constituted the peer group:

American Electric Power Co.	OGE Energy Corp.	Cleco Corp.
Consolidated Edison Inc.	TECO Energy Inc.	El Paso Electric Co.
Pepco Holdings Inc.	NSTAR	Idacorp Inc.
CenterPoint Energy Inc.	DPL Inc.	ITC Holdings Corp.
Northeast Utilities	Portland General Electric Co.

The O&C Committee reviewed both the peer group data and the competitive market data, along with individual performance and responsibilities, when determining total direct executive compensation. The O&C Committee targeted total direct compensation around the 50th percentile of the competitive market. The competitive market analysis indicated that aggregate target total direct compensation of our executives and certain other members of management was approximately in the 46th percentile.

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

Base Salary

We believe that base salary should be commensurate with the scope and complexity of each executive’s position, the level of responsibility required, and demonstrated performance. We also believe that a competitive level of base salary is required to attract and retain qualified talent.

As part of its review of total direct compensation for our executives officers, the O&C Committee reviews and determines executive officers’ base salaries periodically as it deems appropriate. The periodic review includes the O&C Committee’s review of the most recent analysis of our executive compensation against competitive market data and comparison to our peer group, provided by Towers Watson. Our CEO also reviews this analysis, along with the performance and level of responsibility of each executive officer, reporting to him, and makes recommendations to the O&C Committee regarding any salary changes for such executive officers. The O&C Committee may also approve salary increases as a result of an executive’s promotion or a significant change in an executive’s responsibilities. In November 2010, following the 2010 review of the executive officers’ total direct compensation, the base salaries of executive officers were increased as a result of each executive’s performance and to maintain market competitive compensation based on the competitive market analysis provided to the O&C Committee by Towers Watson, as described above under “– Overview – Market Data.”

Annual Base Salary for Named Executive Officers

The annual base salaries of Named Executive Officers at December 31, 2010 were as follows:

Name	Title	At December 31, 2010
Robert S. Shapard (1)	Chairman of the Board and Chief Executive	$700,000
David M. Davis (2)	Senior Vice President and Chief Financial Officer	$350,000
Don J. Clevenger (3)	Senior Vice President, External Affairs	$340,000
Brenda L. Jackson (4)	Senior Vice President and Chief Customer Officer	$275,000
Charles W. Jenkins III (5)	Senior Vice President and Chief Operating Officer	$425,000

(1)	In connection with the competitive market analysis of executive compensation and his performance, Mr. Shapard’s annual base salary was increased by the O&C Committee from $650,000 to $700,000 in November 2010.
(2)	Mr. Davis served as Vice President and Chief Financial Officer until his election as Senior Vice President and Chief Financial Officer in February 2010. In connection with the O&C Committee’s 2010 review of the total direct compensation, Mr. Davis’ annual base salary was increased by the O&C Committee from $300,000 to $350,000 in November 2010.
(3)	Mr. Clevenger served as Vice President, External Affairs until his election as Senior Vice President, External Affairs in February 2010. In connection with the O&C Committee’s 2010 review of the total direct compensation, Mr. Clevenger’s annual base salary was increased by the O&C Committee from $300,000 to $340,000 in November 2010.
(4)	Ms. Jackson served as Senior Vice President, Business Operations until her election as Senior Vice President and Chief Customer Officer in April 2010. In connection with the O&C Committee’s 2010 review of the total direct compensation, Ms. Jackson’s annual base salary was increased by the O&C Committee from $257,000 to $275,000 in November 2010.
(5)	In connection with the O&C Committee’s 2010 review of the total direct compensation, Mr. Jenkins’s annual base salary was increased by the O&C Committee from $375,000 to $425,000 in November 2010.

Executive Annual Incentive Plan

The Executive Annual Incentive Plan is a cash bonus plan intended to provide a performance-based annual reward for the successful corporate attainment of certain annual performance goals and business objectives that are established by the O&C Committee. These targets are established on a company-wide basis and the O&C Committee generally seeks to set these targets at challenging levels. The O&C Committee determines annual target award percentages for executives based on an analysis of the most recent assessment of market practices conducted by our independent compensation consultant and recommendations from our CEO. These awards are based on a target payout, which is a percentage of the applicable executive’s base salary during the performance period. The target payout is set near the median of the comparable market. Elected officers of the Company having a title of vice president or above and other specified key employees are eligible to participate in the Executive Annual Incentive Plan provided they are employed by us for a period of at least three full months during a plan year. The O&C Committee and our CEO are responsible for administering the Executive Annual Incentive Plan.

The aggregate amount of funding for awards payable in any given plan year is determined based on (1) the target award levels of all participants in the Executive Annual Incentive Plan (Aggregate Incentive Pool), (2) Oncor’s earnings before interest, taxes, depreciation and amortization (EBITDA) and (3) any additional operational, financial or other metrics that the O&C Committee elects to apply in determining the aggregate amount of awards (Additional Metrics). Target award levels are set as a percentage of a participant’s base salary and are based on target performance of Oncor and individual participant performance. Additional Metrics are determined by the O&C Committee in its discretion and may include, among other things, safety, reliability, operational efficiency and infrastructure readiness measures. The O&C Committee also determines the minimum EBITDA and any Additional Metrics necessary to fund awards for each plan year. Based on the level of attainment of these EBITDA and Additional Metrics targets, the O&C Committee determines an aggregate performance final funding percentage. This final funding percentage is applied to the Aggregate Incentive Pool to provide the total amount of funds available for awards to participants under the Executive Annual Incentive Plan.

To calculate an executive officer’s award amount, the final funding percentage is first multiplied by the executive officer’s target award, which is computed as a percentage of actual base salary. Based on the executive officer’s performance, an individual performance modifier is then applied to the calculated award to determine the final incentive payment. As described below, an individual performance modifier is determined on a subjective basis. Pursuant to the Executive Annual Incentive Plan, the O&C Committee may, at its discretion, reduce awards to all participants on a pro-rata basis, to the extent the set aggregate amount of the awards to participants under the plan exceeds the amount available for awards determined in accordance with the aggregate performance final funding percentage.

The O&C Committee sets performance goals, target awards and individual performance modifiers in its discretion. Refer to the narrative that follows the Grants of Plan Based Awards table below for a further description of the Executive Annual Incentive Plan.

Funding Percentage

As described above, the funding percentage is based on EBITDA and any Additional Metrics the O&C Committee elects to apply in any given plan year. For 2010, the O&C Committee exercised the discretion granted it in the plan and established Additional Metrics based on operational targets relating to (1) a safety metric based on the number of employee injuries using a Days Away, Restricted or Transfer (DART) system, (2) a reliability metric as measured by the System Average Interruption Duration Index (SAIDI), (3) an operational efficiency metric based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis and (4) an infrastructure readiness metric based on the capital expenditure per three year average MW peak. The purpose of these operational targets, which are based on safety, reliability, operational efficiency and infrastructure readiness metrics, is to promote enhancement of our services to customers.

Funding of the Aggregate Incentive Pool is first based on achievement of the EBITDA funding percentage. Incentives are only payable under the Executive Annual Incentive Plan in the event the threshold EBITDA is achieved. The EBITDA funding percentage is then limited by the percentage of the target EBITDA achieved, and may be further limited by operational targets if the operational funding percentage is less than the EBITDA funding percentage. If actual EBITDA equals the target EBITDA, then funding is the lesser of 100% or the operational funding percentage. If actual EBITDA exceeds the target EBITDA, funding equals the operational funding percentage, up to 150%. For 2010, since actual EBITDA exceeded the target EBITDA, the Aggregate Incentive Pool was based on the operational funding percentage of 114.9%, as shown in the tables below.

For 2010, the EBITDA funding triggers (threshold and target), actual results and funding percentage under the Executive Annual Incentive Plan were as follows:

	Threshold ($ in millions) (1)	Target ($ in millions) (2)	Actual Results ($ in millions)	Funding Percentage (3)
EBITDA	1,224	1,360	1,406	114.9%

(1)	Achievement of the threshold EBITDA level results in funding of 50% of the available funding percentage.
(2)	Achievement of the target EBITDA level results in funding of 100% of the available funding percentage.
(3)	Since actual EBITDA exceeded the target, the funding percentage equals the operational funding percentage set forth in the table below.

For 2010, the operational funding triggers, actual results and funding percentages under the Executive Annual Incentive Plan were as follows:

Goal	Weighting	Threshold (1)	Target (2)	Superior (3)	Actual Results	Operational Funding Percentage
Safety
DART	30%	1.15	1.02	0.94	0.89	45.0%

Reliability
Non-storm SAIDI (in minutes)	30%	100.0	87.0	80.0	96.60	18.9%

Operational Efficiency
O&M and SG&A ($ per customer)	30%	189.87	177.45	165.03	172.51	36.0%

Operational Efficiency – Infrastructure Readiness
Capital expenditures per three year average MW peak	10%	45.13-45.59 and 47.93-48.86	45.60-46.05 and 47.23-47.92	46.06-47.22	47.16	15.0%
Total Operational Funding Percentage						114.9%

(1)	Achievement of the threshold operational metric level results in funding of 50% of the available funding percentage for that specific operational metric.
(2)	Achievement of the target operational metric level results in funding of 100% of the available funding percentage for that specific operational metric.
(3)	Achievement above the target operational metric level results in funding of up to 150% of the available funding percentage for that specific operational metric.

In 2010, satisfaction of safety metrics comprised 30% of the operational funding percentage. The safety metric measures the number of employee injuries using a DART system, which measures the amount of time our employees are away from their regular employment posts due to injury. DART is measured in the number of injuries per 200,000 hours and does not include employees that are part of the individual performance incentive program offered to our meter readers. The safety metric is important to our operations because it promotes the health and welfare of our employees. In addition, lowering the number of accidents reduces our operating costs, which in turn contributes to lower rates for our customers.

In 2010, satisfaction of reliability metrics comprised 30% of the operational funding percentage. Reliability is measured by the SAIDI, which measures the average number of minutes electric service is interrupted per customer in a year. This metric promotes our commitment to minimizing service interruptions to our customers as the lower the SAIDI level for the year, the greater the funding percentage under the Executive Annual Incentive Plan. Since weather can greatly impact reliability and is outside of our control, the reliability metric measures SAIDI on a non-storm basis.

In 2010, satisfaction of operational efficiency metrics related to O&M and SG&A comprised 30% of the operational funding percentage. Operational efficiency is measured based on O&M and SG&A per customer, excluding third party network transmission fees and property taxes. The purpose of the O&M and SG&A metric is to promote lower expenditures relative to customers served, which in turn contributes to lower rates for our customers.

In 2010, satisfaction of operational efficiency metrics related to infrastructure readiness comprised the final 10% of the operational funding percentage. Infrastructure readiness is measured based on Oncor’s capital expenditures (including capital expenditures and net removal costs, but excluding allowance for funds used during construction) for the preceding three years’ average MW peak loads. The purpose of the infrastructure readiness metric is to promote capital expenditures in line with the previously set capital plan. While this metric discourages exceeding the budget, it also discourages spending that is too far below the capital plan, as we believe expenditures to improve our facilities and other capital expenditures are important to maintaining the quality of and enhancing our services to our customers.

As discussed above, an aggregate operational funding percentage amount for all participants was determined based on the level of attainment of the above operational targets.

Individual Performance Modifier and Determination

To calculate an executive officer’s award amount, the final funding percentage is first multiplied by the executive officer’s target award, which is computed as a percentage of actual base salary. Based on the executive officer’s performance, an individual performance modifier is then applied to the calculated award to determine the final incentive payment. An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO). Factors used in determining individual performance modifiers may include operational measures (including the safety, reliability, operational efficiency and infrastructure readiness metrics discussed above), company objectives, individual management and other goals, personal job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior. The individual performance modifier can range from an “outstanding” rating (150%—200%) to an “unacceptable” rating (0%) and is determined on a subjective basis.

While the Executive Annual Incentive Plan provides a specified range of ratings for determining individual performance modifiers, the plan gives the O&C Committee ultimate discretion to determine those modifiers and awards. In February 2011 (consistent with its action in 2010 for 2009 awards), the O&C Committee exercised its discretion and set the performance rating scale applicable to the determination of individual performance modifiers for 2010 awards under the plan. The O&C Committee used four performance levels, with performance modifiers ranging from a “needs improvement” rating (0%—75%) to an “exceeds expectations” rating (110%-150%). The O&C Committee’s determination as to the individual performance modifiers available for 2010 awards are set forth below.

Performance Rating	Rating	Individual Performance Modifier Range
Exceeds Expectations	3	110-150%
Solid Performer	2	75%-110%
Needs Improvement	1	0-75%
Too New to Rate	0	75%-110%

On February 14, 2011, the O&C Committee amended the Executive Annual Incentive Plan to include the above individual performance modifier scale. The Executive Annual Incentive Plan also provides that the O&C Committee has the discretion to implement a different performance rating scale for any plan year. This amendment to the Executive Annual Incentive Plan is effective beginning in 2011 fiscal year.

Once an Aggregate Pool is determined, the funds in the Aggregate Pool are combined with the aggregate funding pool for Oncor’s performance enhancement plan (PEP Plan). The PEP Plan is Oncor’s incentive plan for all employees not covered by the Executive Annual Incentive Plan. After the Aggregate Pool and the PEP Plan funding pool are combined and individual awards under each plan are determined, if the aggregate amount payable for individual awards exceeds the amount of funds available in the combined funding pool, Oncor will reduce all Executive Annual Incentive Plan and PEP Plan awards by an equal percentage representing the amount by which the aggregate individual awards exceeds the combined funding pool. The amount of this reduction has historically been no more than 5%. There was no reduction of the 2010 Executive Annual Incentive Plan awards.

2010 Actual Award Amounts Under the Executive Incentive Plan

The following table provides a summary of the 2010 targets and actual awards for each Named Executive Officer. All awards under the Executive Annual Incentive Plan are made in the form of lump sum cash payments to participants by March 15 of the year following the plan year to which the award relates.

2010 Annual Incentives (Payable in 2011) for Oncor Named Executive Officers

Name	Target Payout (% of Salary)	Target Award ($ Value)	Actual Award ($)	Actual Award (% of Target)
Robert S. Shapard (1)	75%	490,625	563,728	114.9%
David M. Davis (2)	50%	152,083	174,744	114.9%
Don J. Clevenger (3)	40%	121,333	139,412	114.9%
Brenda L. Jackson (4)	40%	103,400	118,807	114.9%
Charles W. Jenkins III (5)	60%	227,500	261,398	114.9%

(1)	Mr. Shapard’s annual incentive award is based on Oncor’s successful achievement of the EBITDA target and Additional Metrics discussed above and his leadership of the company through several operational and financial matters, including (i) our construction of transmission and distribution projects and filings with the PUCT with respect to construction projects, (ii) our development and maintenance of customer relationships and community involvement and become a trusted partner to customers and communities in our service territory, (iii) our financial ability to plan, construct and operate one of the largest transmission and distribution utilities in the country, and (iv) and the development of rate review filings, which determine the costs and investments that Oncor may recover.
(2)	Mr. Davis’s annual incentive award is based on Oncor’s successful achievement of the EBITDA target and Additional Metrics discussed above and his management of the company’s financial initiatives, including the maintenance of planning, budgeting, accounting, and treasury functions. In particular, Mr. Davis has been charged with managing the liquidity of Oncor’s maintenance and construction programs. Mr. Davis’ incentive is based on his success with managing this breadth of responsibilities, along with the expertise required for managing the financial aspects of one of the largest transmission and distribution utilities in the country.
(3)

Mr. Clevenger’s annual incentive award is based on Oncor’s successful achievement of the EBITDA target and Additional Metrics discussed above and his leadership of the company’s regulatory activities. As a regulated utility, interaction with regulators is a matter of key importance to Oncor. Mr. Clevenger’s incentive award reflects his successful leadership of Oncor through all regulatory initiatives, including the preparation of a rate review filings, which determine the costs and investments that Oncor may recover, which are crucial to Oncor’s operational and financial success.

(4)	Ms. Jackson’s annual incentive award is based on Oncor’s successful achievement of the EBITDA target and Additional Metrics discussed above and her leadership of the company’s customer operations, community relations, economic development initiatives and corporate communications, particularly through the development of initiatives to better serve customers and respond to customer concerns. Ms. Jackson’s incentive reflects her significant responsibilities, which include being the primary liaison between Oncor and its communities and customers.
(5)	Mr. Jenkins’s annual incentive award is based on Oncor’s successful achievement of the EBITDA target and Additional Metrics discussed above and his leadership of our operational activities, including our construction of transmission, distribution, and technology-based projects. As Chief Operating Officer, Mr. Jenkins has responsibility for the operation of Oncor’s entire transmission and distribution system, which is responsible for generating all of Oncor’s revenues. As one of the largest such systems in the country, Oncor requires substantial skill and experience and Mr. Jenkins’s incentive reflects his successful oversight of our transmission and distribution system.

Long-Term Incentives

Our long-term incentive program consists of the Equity Interests Plan and the SARs Plan. The purpose of our long-term incentive program is to promote the long-term financial interests and growth of Oncor by attracting and retaining management and other personnel and key service providers. Our long-term incentive program was developed to enable us to be competitive in our compensation practices and because we believe that equity ownership in Oncor under the Equity Interests Plan and the opportunity to benefit from the appreciation of the value of our equity interests under the SARs Plan motivate our management to work towards the long-term success of our business and align management’s interests with those of our equity holders. In addition, we believe that certain employment-related conditions and time-based vesting restrictions of these programs, as discussed in more detail below, provide significant retentive value to us.

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

In November 2008, pursuant to the terms of the Equity Interests Plan, our board of directors offered certain officers and key employees the opportunity to invest in Investment LLC and purchase Class B Interests in Investment LLC for $10.00 each (which our board of directors determined to be the fair market value of Class B Interests). In addition to the opportunity to purchase Class B Interests in Investment LLC such officers and key employees also received an amount of SARs based on the aggregate amount invested (collectively, the Management Investment Opportunity). In 2010, our board of directors did not offer the Management Investment Opportunity to any officers or key employees, and as a result no new equity interests in Investment LLC were purchased by executive officers in 2010. SARs received in connection with the Management Investment Opportunity are subject to the terms of the SARs Plan described below. Participants in the Management Investment Opportunity were also given the option to fund any or all of their investment in Investment LLC using funds in their Salary Deferral Program accounts. Any Class B Interests purchased by an executive officer using funds in his or her Salary Deferral Program account are held of record by the Salary Deferral Program for the benefit of such officer.

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

Pursuant to its limited liability company agreement, Investment LLC must at all times ensure that for each outstanding Class B Interest it issues, Investment LLC holds a corresponding number of units of Oncor’s equity interests. As a result, any future issuances under the Equity Interests Plan will require Investment LLC to purchase from Oncor Holdings additional equity interests of Oncor. Investment LLC has entered into a revolving stock purchase agreement with Oncor Holdings pursuant to which Investment LLC may purchase units of Oncor’s equity interests held by Oncor Holdings in the event Investment LLC proposes to issue additional Class B Interests pursuant to the Equity Interests Plan. However, the aggregate number of equity interests sold by Oncor Holdings pursuant to the revolving stock purchase agreement, however, cannot result in Oncor Holdings owning less than 80% of Oncor’s outstanding equity interests, or 508,000,000 units. At February 15, 2011, Investment LLC may purchase from Oncor Holdings up to an additional 209,860 units of Oncor and issue up to a corresponding number of Class B Interests.

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

Vesting of performance-based SARs eligible to vest for 2010 was subject to Oncor’s achievement of an adjusted annual EBITDA target of $1,356,400,523, excluding securitization revenue and amortization of purchase accounting adjustments. The O&C Committee set this target based on historical performance and expected future performance. Actual 2010 adjusted EBITDA for purposes of the SARs Plan was $1,406,153,214. As a result, the performance-based SARs eligible to vest based on 2010 adjusted EBITDA did vest. The SARs Plan provides that performance-based SARs that do not vest in a given year are still eligible to vest over the next two years if cumulative EBITDA targets for such periods are met. For 2009, performance-based SARs did not vest because Oncor did not achieve its EBITDA target. Vesting of these performance-based SARs was subject to Oncor’s achievement of a cumulative EBIDTA for 2009 and 2010 of $2,626,273,112. Cumulative 2009 and 2010 EBITDA was $2,608,874,029, or approximately 99.33% of the target, and as a result the performance-based SARs that did not vest in 2009 did not vest in 2010. Pursuant to the terms of the SARs plan those SARs could vest in 2011 provided Oncor achieves a three-year cumulative EBITDA target.

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

SARs were initially awarded only to participants in the Management Investment Opportunity. However, the O&C Committee may also, in its discretion, make grants of non-investment SARs to other participants. In February 2010, the O&C Committee awarded non-investment SARs to certain members of management. No executive officers received grants of non-investment SARs in 2010. We believe that our SARs Plan is competitive relative to similar programs of other companies controlled by private equity firms and that the SARs Plan will assist us in retention and aligning our management’s interests with those of our equity holders.

For a more detailed discussion of SARs, refer to the narrative that follows the Outstanding Equity Awards at Fiscal Year-End – 2010 table.

Deferred Compensation and Retirement Plans

Our executive compensation package includes the ability to participate in the Salary Deferral Program, the EFH Thrift Plan, the EFH Retirement Plan and the Supplemental Retirement Plan and for executives hired before January 1, 2002, subsidized retiree health care coverage. We believe that these programs, which are common among companies in the utility industry, are important to attract and retain qualified executives. Although some of these plans are, or in 2010 were, sponsored by EFH Corp., Oncor is directly responsible for the costs of any matching awards, premiums and other payments relating to Oncor employees pursuant to these programs.

Salary Deferral Program

Oncor executive officers are eligible to participate in a Salary Deferral Program that allows employees to defer a portion of their salary and annual incentive award and to receive a matching award based on their salary deferrals. Executives can defer up to 50% of their base salary and up to 100% for any annual incentive awards earned in 2009 and up to 85% of any annual incentive award earned in 2010 and thereafter. At the executive officer’s option the deferral period can be set for seven years, until retirement or a combination of both. Oncor generally matches 100% of deferrals up to 8% of salary deferred under the program. Oncor does not match deferred annual incentive awards. Matching contributions vest at the earliest of seven years after the deferral date, executive’s retirement or a change in control of Oncor (as defined in the Salary Deferral Program). However, certain participants, including Mr. Jenkins, are subject to the deferral provisions that existed under the Salary Deferral Program prior to its amendment in 1998. Under these provisions, Oncor matches 100% of deferrals up to the 10% of salary maximum deferred under the program. Participants subject to the previous deferral provisions cannot make deferrals from annual incentive awards and their investment options are limited to an intermediate-term fixed income fund. The program encourages employee retention as, generally, participants who terminate their employment with us prior to the seven year vesting period forfeit our matching contribution to the program.

The Salary Deferral Program is an Oncor-sponsored successor to a plan previously sponsored by EFH Corp. in which Oncor employees participated. In November 2009, Oncor entered into the Salary Deferral Program sponsored by Oncor, which became effective on January 1, 2010. The terms of the Oncor-sponsored program are substantially similar to the EFH Corp.-sponsored program, both of which established a maximum deferral of annual incentive awards at 100% for awards earned in 2009 and 85% for awards earned in 2010 and thereafter. Effective January 1, 2010, all Oncor personnel and accounts attributable to Oncor personnel in the EFH Corp.-sponsored program were transferred to the Oncor-sponsored program. Beginning in 2010, Oncor executive officers only participated in the Oncor-sponsored Salary Deferral Program. Participants in the Management Investment Opportunity were also given the option to fund any or all of their investment in Investment LLC using funds in their Salary Deferral Program accounts. The Salary Deferral Program is the record holder of Class B Interests purchased by executives using funds in their Salary Deferral Program accounts.

Refer to the narrative that follows the Nonqualified Deferred Compensation table below for a more detailed description of the Salary Deferral Program.

Thrift Plan

Under the EFH Thrift Plan, all eligible employees of EFH Corp. and any of its participating subsidiaries, including Oncor, may contribute a portion of their regular salary or wages to the plan. Under the EFH Thrift Plan, Oncor matches a portion of an employee’s contributions. This matching contribution is 75% of the employee’s contribution up to the first 6% of the employee’s salary for employees covered under the traditional defined benefit component of the EFH Retirement Plan, and 100% of the employee’s contribution up to 6% of the employee’s salary for employees covered under the cash balance component of the EFH Retirement Plan. All matching contributions are invested in EFH Thrift Plan investments as directed by the participant and are immediately vested.

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

Oncor executives previously participated in a supplemental retirement plan sponsored by EFH Corp. In November 2009, Oncor entered into the Supplemental Retirement Plan sponsored by Oncor, which became effective on January 1, 2010. The terms of the Oncor-sponsored plan are substantially similar to the EFH Corp.-sponsored plan. Effective January 1, 2010, all Oncor personnel and accounts attributable to Oncor personnel and pre-deregulation employees in the EFH Corp.-sponsored plan were transferred to the Oncor sponsored plan. Beginning in 2010, Oncor executive officers only participated in the Oncor-sponsored Supplemental Retirement Plan.

Messrs. Davis, Jenkins and Ms. Jackson, the Named Executive Officers who elected to remain in the traditional defined benefit component of the retirement plan, are eligible for a supplemental retirement benefit in concert with that plan, which provides for a traditional defined benefit-type retirement monthly annuity stream. This feature of the plan is available only to executives hired prior to January 1, 2002. As such, it is not available to Messrs. Shapard and Clevenger, who participate in the “make whole” portion of the Supplemental Retirement Plan (but only as it relates to the cash balance component). The “make whole” portion provides only for the payment of retirement benefits that would otherwise be capped by the Code or for the inclusion of additional accredited service under contractual arrangements.

For a more detailed description of the Supplemental Retirement Plan, please refer to the narrative that follows the Pension Benefits table below.

Retiree Health Care

Employees hired by Oncor or EFH Corp. prior to January 1, 2002 are generally entitled to receive an employer-paid subsidy for retiree health care coverage upon their retirement from Oncor. As such, Messrs. Jenkins and Davis and Ms. Jackson will be entitled to receive a subsidy from Oncor for retiree health care coverage upon their retirement from Oncor. Messrs. Shapard and Clevenger were hired by Oncor or EFH Corp. after January 1, 2002 and are not eligible for the employer subsidy.

Perquisites and Other Benefits

Perquisites provided to our executive officers are intended to serve as part of a competitive total compensation program and to enhance our executives’ ability to conduct company business. These benefits include financial planning, a preventive physical health exam, reimbursement for certain business-related country club and/or luncheon club membership costs and physical fitness club memberships. For a more detailed description of the perquisites, please refer to footnote 9 in the Summary Compensation Table below.

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

Country Club/Luncheon Club Membership: Certain executive officers are entitled to reimbursement of country club or luncheon club memberships if the company determines that a business need exists for such executive’s memberships, as such clubs provide those officers with a setting for cultivating business relationships and interaction with key community leaders and officials.

Physical Fitness Club Membership: All executive officers are eligible to receive a company-paid membership to a specified physical fitness club. This benefit is designed to help maintain the health of our executive officers.

Split-Dollar Life Insurance: As a participating subsidiary in the EFH Corp. Split-Dollar Life Insurance Program (Split-Dollar Life Insurance Program), split-dollar life insurance policies were purchased for eligible executives of Oncor. The eligibility provisions of this program were modified in 2003 so that no new participants were added after December 31, 2003. Accordingly, Messrs. Shapard, Davis and Clevenger are not eligible to participate in the Split-Dollar Life Insurance Program. The death benefits of participants’ insurance policies are equal to two, three or four times their annual EFH Split-Dollar Life Insurance Program compensation, depending on their executive category. Individuals who first became eligible to participate in the Split-Dollar Life Insurance Program after October 15, 1996, vested in the insurance policies issued under the Split-Dollar Life Insurance Program over a six-year period. Oncor pays the premiums for the policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments. Although the Split-Dollar Life Insurance Program is terminable at any time, it is designed so that if it is continued, EFH Corp/Oncor will fully recover all of the insurance premium payments covered by the collateral assignments either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of 15 years of participation or the participant’s attainment of age 65. At the Merger, the Split-Dollar Life Insurance Program was amended to freeze the death benefits at the then current level.

Spouse Travel Expenses: From time to time we pay for an executive officer’s spouse to travel with the executive officer when taking a business trip, if their presence contributes to the business purpose.

In addition to the benefits described above, Oncor offers its executive officers the ability to participate in benefit plans for medical, dental and vision insurance, group term life insurance and accidental death and disability, which are generally made available to all employees at the company.

Individual Named Executive Officers Compensation

Oncor has not entered into employment agreements with any of the Named Executive Officers.

CEO Compensation

Robert S. Shapard

The following is a summary of Mr. Shapard’s individual compensation for 2010:

Base Salary: In November 2010, in connection with its review of the total direct compensation the O&C Committee increased Mr. Shapard’s base salary as Chairman and CEO from $650,000 to $700,000.

Annual Incentive: In 2011, the O&C Committee awarded Mr. Shapard $563,728 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2010 performance, as previously discussed, as well as Mr. Shapard’s individual performance in 2010.

Long-Term Incentives: Since the Management Investment Opportunity was not offered to executive officers in 2010, Mr. Shapard did not receive long-term incentives in 2010.

Compensation of Other Named Executive Officers

David M. Davis

The following is a summary of Mr. Davis’s individual compensation for 2010:

Base Salary: In November 2010, in connection with its review of the total direct compensation the O&C Committee increased Mr. Davis’ base salary as Senior Vice President and Chief Financial Officer from $300,000 to $350,000.

Annual Incentive: In 2011, the O&C Committee awarded Mr. Davis $174,744 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2010 performance, as previously discussed, as well as Mr. Davis’s individual performance in 2010.

Long-Term Incentives: Since the Management Investment Opportunity was not offered to executive officers in 2010, Mr. Davis did not receive long-term incentives in 2010.

Don J. Clevenger

The following is a summary of Mr. Clevenger’s individual compensation for 2010:

Base Salary: In November 2010, in connection with its review of the total direct compensation the O&C Committee increased Mr. Clevenger’s base salary as Senior Vice President, External Affairs from $300,000 to $340,000.

Annual Incentive: In 2011, the O&C Committee awarded Mr. Clevenger $139,412 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2010 performance, as previously discussed, as well as Mr. Clevenger’s individual performance in 2010.

Long-Term Incentives: Since the Management Investment Opportunity was not offered to executive officers in 2010, Mr. Clevenger did not receive long-term incentives in 2010.

Brenda L. Jackson

The following is a summary of Ms. Jackson’s individual compensation for 2010:

Base Salary: In November 2010, in connection with its review of the total direct compensation the O&C Committee increased Ms. Jackson’s base salary as Senior Vice President and Chief Customer Officer from $257,000 to $275,000.

Annual Incentive: In 2011, the O&C Committee awarded Ms. Jackson $118,807 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2010 performance, as previously discussed, as well as Ms. Jackson’s individual performance in 2010.

Long-Term Incentives: Since the Management Investment Opportunity was not offered to executive officers in 2010, Ms. Jackson did not receive long-term incentives in 2010.

Charles W. Jenkins III

The following is a summary of Mr. Jenkins’ individual compensation for 2010.

Base Salary: In November 2010, in connection with its review of the total direct compensation the O&C Committee increased Mr. Jenkins’ base salary as Senior Vice President and Chief Operating Officer from $375,000 to $425,000.

Annual Incentive: In 2011, the O&C Committee awarded Mr. Jenkins $261,398 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2010 performance, as previously discussed, as well as Mr. Jenkins’ individual performance in 2010.

Long-Term Incentives: Since the Management Investment Opportunity was not offered to executive officers in 2010, Mr. Jenkins did not receive long-term incentives in 2010.

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

We believe these payments, to be triggered upon meeting the criteria above, provide incentive for executives to fully consider potential changes that are in the best interest of Oncor and our equity holders, even if such changes would result in the executives’ termination. We also believe it is important to have a competitive change in control program to attract and retain the caliber of executives that our business requires and to foster an environment of relative security within which we believe our executives will be able to focus on achieving company goals. The Change in Control Policy applicable to our executive officers in 2010 was sponsored by EFH Corp. In February 2011, Oncor adopted a new Oncor-sponsored change in control policy that replaces the EFH Corp. Change in Control Policy for Oncor executive officers. Refer to the “Potential Payments upon Termination of Change in Control” for detailed information about payments and benefits that our executive officers were eligible to receive in 2010 under the EFH Corp.-sponsored Change in Control Policy and are eligible to receive beginning in 2011 under the new Oncor change in control policy.

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

We believe it is important to have a severance plan in place to attract and retain the caliber of executives that our business requires and to foster an environment of relative security within which we believe our executives will be able to focus on achieving company goals. The Severance Plan applicable to our executive officers in 2010 was sponsored by EFH Corp. In February 2011, Oncor adopted a new Oncor-sponsored severance plan that replaces the EFH Corp.-sponsored Severance Plan for Oncor executive officers. Refer to the “Potential Payments upon Termination or Change in Control” for detailed information about payments and benefits that our executive officers were eligible to receive in 2010 under the Severance Plan and are eligible to receive beginning in 2011 under the new Oncor severance plan.

Accounting and Tax Considerations

Accounting Considerations

Based on accounting guidance for compensation arrangements, no compensation expense is recognized with respect to Class B Interests issued pursuant to the Management Investment Opportunity and SARs issued under the SARs Plan. Class B Interests issued pursuant to the Management Investment Opportunity were purchased by participants for fair value and therefore resulted in no compensation expense by Oncor. Since SARs are issued with a base price of the then-current fair market value of our equity interests, no compensation expense is recognized for SARs until a condition under which the SARs would become exercisable becomes probable at a point in time when the fair market value of our equity interests exceeds the base price.

Income Tax Considerations

Section 162(m) of the Code limits the tax deductibility by a publicly held company of compensation in excess of $1 million paid to the CEO or any other of its three most highly compensated executive officers other than the principal financial officer. Because we are a privately-held limited liability company, Section 162(m) will not limit the tax deductibility of any executive compensation for 2010.

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

Organization and Compensation Committee

Richard W. Wortham III, Chair

Thomas M. Dunning

Jeffrey Liaw

Steven J. Zucchet

Compensation Committee Interlocks and Insider Participation

Two of our O&C Committee members, Mr. Liaw and Mr. Zucchet, are not classified as independent directors under the standards set forth in the Limited Liability Company Agreement. Mr. Liaw is employed by TPG Capital, L.P., a member of the Sponsor Group, and was appointed to the board of directors by Oncor Holdings, which is a subsidiary of EFH Corp. Mr. Liaw also serves as a director of EFH Corp. Mr. Zucchet is employed by Borealis Infrastructure Management, Inc., a beneficial owner of Texas Transmission, and was appointed to the board of directors by Texas Transmission. For a description of the ability of Oncor Holdings and Texas Transmission to appoint directors, please see “Directors, Executive Officers and Corporate Governance – Director – Director Appointments.” For a description of Oncor related party transactions involving the Sponsor Group, EFH Corp. and Texas Transmission, please see “Certain Relationships and Related Transactions, and Director Independence.”

No member of the O&C Committee is or has ever been one of our officers or employees. No interlocking relationship exists between our executive officers and the board of directors or compensation committee of any other company.

The following table provides information, for the fiscal years ended December 31, 2008, 2009 and 2010, regarding the aggregate compensation paid to our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option/ SAR Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)

Robert S. Shapard Chairman of the Board and Chief Executive	2010 2009 2008	654,167 650,000 650,000	— — —	— — —	563,728 582,563 526,500	129,705 26,627 (2,555)	86,644 76,974 75,247	1,434,244 1,336,164 1,249,192

David M. Davis (1) Senior Vice President and Chief Financial Officer	2010 2009 2008	304,167 300,000 230,000	— — —	— — —	174,744 179,250 97,350	300,382 247,759 87,987	22,056 45,168 40,976	801,349 772,177 456,313

Don J. Clevenger (2) Senior Vice President, External Affairs	2010 2009	303,333 300,000	— —	— —	139,412 143,400	24,264 21,909	55,279 44,920	522,288 510,229

Brenda L. Jackson (3) Senior Vice President and Chief Customer Officer	2010 2009 2008	258,500 257,000 257,000	— — —	— — —	118,807 122,846 101,772	411,946 350,046 72,292	50,539 68,500 78,780	839,792 798,392 509,844

Charles W. Jenkins III Senior Vice President and Chief Operating Officer	2010 2009 2008	379,167 287,500 237,881	— — —	— — —	261,398 154,355 113,098	687,514 414,480 108,961	52,208 77,218 67,160	1,380,287 933,553 527,100

(1)	Mr. Davis served as Vice President and Chief Financial Officer until his election as Senior Vice President and Chief Financial Officer in February 2010.
(2)	Mr. Clevenger served as Vice President, External Affairs until his election as Senior Vice President, External Affairs in February 2010. Mr. Clevenger was not a Named Executive Officer in 2008.
(3)	Ms. Jackson served as Senior Vice President, Business Operations until her election as Senior Vice President and Chief Customer Officer in April 2010.
(4)	We do not award options to any of our employees. No SARs were granted to executive officers in 2010 or 2009. Effective November 5, 2008, the O&C Committee made the following SARs awards: Mr. Shapard: 3,750,000, Mr. Davis: 600,000, Mr. Clevenger: 600,000, Ms. Jackson: 780,000, and Mr. Jenkins: 780,000. No compensation cost is recognized under FASB ASC Topic 718 for these awards as it is not probable that any event pursuant to the SARs Plan that would allow the SARs to become exercisable would take place. The grant date fair value of each of these SARs is $1.94 per SAR. The grant date fair value of the SARs was calculated in accordance with accounting guidance provided for stock compensation. The Monte Carlo simulation approach was used to value the SARs. The simulation determined whether the vesting threshold was met and the SARs became exercisable on December 31, 2012. The SARs’ value, when exercisable, was calculated using the Black-Scholes formula with a maturity equal to half of the time period between the liquation date (as defined below) and the expiration date (as defined below). Other assumptions made in the valuation are as follows: (i) a liquidity event (as defined in the SARs Plan) assumed to occur December 31, 2012 (the liquidation date) causing the SARs to become exercisable at that time; (ii) the unit price of Oncor’s membership interests will follow Geometric Brownian Motion; (iii) equity volatility was assumed to be 26.5% based on average volatility of the historical weekly stock price returns of nine comparable companies and the historical prices correspond to a period matching the expected holding period at the valuation date (7.08 years); (iv) the risk free rate for discounting the expected SARs value is 2.14%, equal to the 4-year US Constant Maturity Treasury Rate as of the November 5, 2008, which rate was used to simulate the stock price as of the liquidation date and to discount the expected SARs value on the liquidation date to the valuation date; (v) the risk free rate for evaluating the expected SARs value on the liquidation date of 4.24% was equal to the forward rate corresponding to the expected holding period on the liquidation date, which risk free rate was used to evaluate the Black-Scholes option price; (vi) the SARs expiration date will be November 5, 2018; and (vii) the discount rate equals the risk free rate and the discount period is the period between the valuation date and the vesting date.
(5)	Amounts reported as “Non-Equity Incentive Plan Compensation” were earned by the executive in the respective year and represent amounts related to awards for such years pursuant to the Executive Annual Incentive Plan. Awards under the Executive Annual Incentive Plan for any given year are paid in March of the following year.

(6)	Amounts reported under this column include the aggregate increase in actuarial value of the EFH Retirement Plan and the Supplemental Retirement Plan. For a more detailed description of these plans, please see “– Compensation Discussion and Analysis – Compensation Elements – Deferred Compensation and Retirement Plans.” Messrs. Davis and Jenkins and Ms. Jackson are covered under the traditional defined benefit component and Messrs. Shapard and Clevenger are covered under the cash balance component. For a more detailed description of our retirement plans, please refer to the narrative that follows the Pension Benefits table below. There are no above-market or preferential earnings for nonqualified deferred compensation.
(7)	Amounts reported as “All Other Compensation” for 2010 are attributable to the executive’s receipt of compensation as described in the following table:

2010 “All Other Compensation” Components for Named Executive Officers

Name	EFH Thrift Plan Company Match ($)	Salary Deferral Program Company Match ($) (a)	Split-Dollar Life Insurance Program Payments ($) (b)	Perquisites ($) (c)	Other ($)	Total ($)
Robert S. Shapard	4,485	52,333	—	29,826	—	86,644

David M. Davis	11,025	—	—	11,031	—	22,056

Don J. Clevenger	14,700	24,267	—	16,312	—	55,279

Brenda L. Jackson	11,025	—	13,652	25,862	—	50,539

Charles W. Jenkins III	11,025	—	16,031	25,152	—	52,208

(a)	Amounts represent company matching amounts under the Salary Deferral Program. Please refer to the narrative that follows the Nonqualified Deferred Compensation table below for a more detailed description of the Salary Deferral Program and the matching formula.
(b)	Amounts represent premium and tax gross-up payments pursuant to the Split-Dollar Life Insurance Program. Messrs. Shapard, Davis and Clevenger are not eligible to participate in the program because the program was frozen to new participants prior to their qualifying for participation. Amounts in this column for Mr. Jenkins represent the aggregate amount of payments pursuant to the program. Mr. Jenkins participated in the program on a split-dollar basis prior to November 2009 and has participated in the program on a non-split-dollar basis since November 2009. Because premium payments for Mr. Jenkins were made on a non-split-dollar life insurance basis during 2010, such premiums, amounting to $5,300, were fully taxable to him, and Oncor provided a tax gross-up payment of $1,906 to offset the effect of such taxes. Additional interest of $6,491 was attributed to Mr. Jenkins in 2010 relative to premium payments which had been made on his behalf prior to November 2009, and Oncor provided tax gross-up payments of $2,334 to offset the effect of taxes on such payments. Because premium payments for Oncor’s remaining participating Named Executive Officer, Ms. Jackson, were made on a split-dollar life insurance basis during 2010, interest on the plan-to-date cumulative premiums was taxable to Ms. Jackson, and Oncor provided tax gross-up payments to offset the effect of such taxes. The amounts reported attributable to the interest on the aggregate amount of premiums totaled $10,041 for Ms. Jackson. The amounts reported also include tax gross-ups provided to offset the effect of taxes on the interest during 2010 totaling $3,611 for Ms. Jackson. For a discussion of the Split-Dollar Life Insurance Program, please see “– Compensation Discussion and Analysis – Compensation Elements – Perquisites and Other Benefits.”
(c)	Amounts reported under this column represent the aggregate amount of perquisites received by each Named Executive Officer. Those perquisites are detailed in the following table. Amounts reported in the table below represent the actual cost to Oncor for the perquisites provided. For a discussion of the perquisites received by our executive officers, please see “– Compensation Discussion and Analysis – Compensation Elements – Perquisites and Other Benefits.”

2010 Perquisites for Named Executive Officers

Name	Financial Planning ($)	Executive Physical ($)	Physical Fitness Club Dues ($)	Country Club and/or Luncheon Club Dues ($)	Spouse Travel ($) (2)	Other ($) (3)	Total ($)
Robert S. Shapard	10,120	2,518	552	8,989	3,545	4,102	29,826

David M. Davis	8,875	—	552	—	1,604	—	11,031

Don J. Clevenger	—	2,465	552	8,208	1,431	3,656	16,312

Brenda L. Jackson (1)	8,875	2,350	552	14,085	—	—	25,862

Charles W. Jenkins III	8,875	2,160	552	5,923	7,642	—	25,152

(1)	Amounts reported for Ms. Jackson in the “Country Club” column include capital call obligations of $3,158 for the Lakewood Country Club.
(2)	Amounts in this column represent spouse expenses for accompanying the Named Executive Officer on business travel.
(3)	Amounts in this column represent the cost of event tickets for personal entertainment.

Grants of Plan-Based Awards – 2010

The following table sets forth information regarding grants of plan-based awards to Named Executive Officers under Executive Annual Incentive Plan during the fiscal year ended December 31, 2010. No awards were granted to Named Executive Officers under equity incentive plans in 2010.

Name	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
	Threshold ($)	Target ($)	Maximum ($)
Robert S. Shapard	245,313	490,625	981,250

David M. Davis	76,042	152,083	304,167

Don J. Clevenger	60,667	121,333	242,667

Brenda L. Jackson	51,700	103,400	206,800

Charles W. Jenkins III	113,750	227,500	455,000

(1)	The amounts reported in these columns reflect the threshold, target and maximum amounts available under the Executive Annual Incentive Plan. Threshold, target and maximum amounts were determined by the O&C Committee in February 2010 and final awards were granted by the O&C Committee in February 2011. The actual awards for the 2010 plan year will be paid in March 2011 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

Our executive officers and certain key employees were given the option to purchase Class B Interests of Investment LLC in 2008 pursuant to the Management Investment Opportunity offered under the Equity Interests Plan. Each participant in the Management Investment Opportunity purchased Class B Interests at a price of $10.00 per unit, which was the same price per unit as paid by Texas Transmission in connection with its November 2008 investment in Oncor. Because the Class B Interests were purchased for fair market value, they are not included in the Summary Compensation Table or the Outstanding Equity Awards at Fiscal Year-End – 2010 Table below as stock awards. Refer to “– Compensation Discussion and Analysis – Compensation Elements – Long Term Incentives – Equity Interests Plan and Management Investment Opportunity” for a more detailed discussion of the Equity Interests Plan and Management Investment Opportunity.

The Named Executive Officers beneficially own the following amounts of Class B Interests: Mr. Shapard: 300,000; Mr. Davis: 50,000; Mr. Clevenger: 50,000, Ms. Jackson: 75,000, and Mr. Jenkins: 75,000. The amounts of Class B Interests each participant could purchase were determined by the O&C Committee. Each participant was permitted to use his or her funds in the Salary Deferral Program to purchase the Class B Interests. All Class B Interests purchased using funds held in the Salary Deferral Program are held of record by the Salary Deferral Program for the benefit of the respective participants. Messrs. Davis, Jenkins and Clevenger each elected to purchase Class B Interests using Salary Deferral Program funds. As a result, 19,868 of Mr. Davis’s Class B Interests, 14,509 of Mr. Jenkins’s Class B Interests and 8,703 of Mr. Clevenger’s Class B Interests are held of record by the Salary Deferral Program.

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

The aggregate amount of funding for awards payable in any given plan year is determined based on (1) the target award levels of all participants in the Executive Annual Incentive Plan (Aggregate Incentive Pool), (2) Oncor’s EBITDA and (3) any additional operational, financial or other metrics that the O&C Committee elects to apply in determining the aggregate amount of awards (Additional Metrics). Target award levels are set as a percentage of a participant’s base salary and are based on target performance of Oncor and individual participant performance. Additional Metrics are determined by the O&C Committee in its discretion and may include, among other things, safety, reliability, operational efficiency and, infrastructure readiness measures. The O&C Committee also determine the minimum EBITDA necessary to fund awards for each plan year. Based on the level of attainment of these EBITDA and Additional Metrics targets, the O&C Committee determines an aggregate performance final funding percentage. This final funding percentage is applied to the Aggregate Incentive Pool to provide the total amount of funds available for awards to participants under the Executive Annual Incentive Plan.

To calculate an executive officer’s award amount, the final funding percentage is first multiplied by the executive officer’s target award, which is computed as a percentage of actual base salary. Based on the executive officer’s performance, an individual performance modifier is then applied to the calculated award to determine the final incentive payment. An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO). The individual performance modifier is determined on a subjective basis. Factors used in determining individual performance modifiers may include operational measures (including the safety, reliability, operational efficiency metrics and infrastructure readiness discussed above), company objectives, individual management and other goals, personal job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior. Pursuant to the Executive Annual Incentive Plan, the O&C Committee may, in its discretion, reduce awards to all participants on a pro-rata basis, to the extent the set aggregate amount of the awards to participants under the plan exceeds the amount available for awards determined in accordance with the aggregate performance final funding percentage. The O&C Committee sets performance goals, target awards and individual performance modifiers at its discretion.

Refer to “Compensation Discussion and Analysis – Compensation Elements – Executive Annual Incentive Plan” for a further description of the Executive Annual Incentive Plan and 2010 funding percentages and awards.

The following table sets forth information regarding SARs awards held by Named Executive Officers at December 31, 2010:

Outstanding Equity Awards at Fiscal Year-End – 2010

Name	Grant Year	Option/SAR Awards
		Number of Securities Underlying Unexercised Options/ SARs Exercisable (#)	Number of Securities Underlying Unexercised Options/ SARs Unexercisable (#)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options/ SARs (#)(2)	Option/ SAR Exercise Price ($)	Option/ SAR Exercise Date (3)
Robert S. Shapard	2008	—	1,875,000	1,875,000	10.00	—

David M. Davis	2008	—	300,000	300,000	10.00	—

Don J. Clevenger	2008	—	300,000	300,000	10.00	—

Brenda L. Jackson	2008	—	390,000	390,000	10.00	—

Charles W. Jenkins III	2008	—	390,000	390,000	10.00	—

(1)	In 2008, the O&C Committee granted time-based SARs to Named Executive Officers in the following amounts: Mr. Shapard: 1,875,000, Mr. Davis: 300,000, Mr. Clevenger: 300,000, Ms. Jackson: 390,000, and Mr. Jenkins: 390,000. These SARs become vested with respect to 20% of the Oncor equity interests subject to such awards on each of the first five anniversaries of October 10, 2007. Even after vesting, these time-based SARs do not become exercisable until certain events occur as described in the SARs Plan. The amounts in this column include time-based SARs that were vested as of December 31, 2010 but which are currently unexercisable. These time-based SARs vested on October 10, 2008 and October 10, 2009 and October 10, 2010 in accordance with the SARs Plan. Amounts in this column also include performance-based SARs that have vested in accordance with the SARs Plan, including the performance-based SARs eligible to vest in 2010 based on achievement of the 2010 performance target. Please see footnote (2) below for a description of the vesting provisions of the performance-based SARs. None of the vested SARs are currently exercisable pursuant to the SARs Plan. We do not award options to any of our employees.
(2)	In 2008, the O&C Committee granted performance-based SARs to Named Executive Officers in the following amounts: Mr. Shapard: 1,875,000, Mr. Davis: 300,000, Mr. Clevenger: 300,000, Ms. Jackson: 390,000, and Mr. Jenkins: 390,000. These SARs become vested with respect to 20% of the Oncor equity interests subject to such awards at the end of each of Oncor’s five fiscal years (which end each December 31) between 2008 and 2012, provided that Oncor meets specified financial targets. Even after vesting, these performance-based SARs do not become exercisable until certain events occur as described in the SARs Plan. The amounts in this column include only those time-based SARs and performance-based SARs that have not vested as of December 31, 2010.
(3)	None of the vested SARs are currently exercisable pursuant to the SARs Plan.

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

Under the SARs Plan, the O&C Committee may grant either time-vesting awards (time-based SARs) and/or performance-vesting awards (performance-based SARs). No SARs were awarded to executive officers in 2010. In 2008, the O&C Committee granted both time-based and performance-based SARs to certain executive officers and other key employees in connection with participation in the Management Investment Opportunity. In order to be eligible to receive a SARs grant, the individual was required to participate in the Management Investment Opportunity. The number of SARs granted to the individual was based in part upon the size of the individual’s investment in Investment LLC pursuant to the Management Investment Opportunity. Each participant’s 2008 SARs award consisted of (1) 50% of time-based SARs and (2) 50% of performance-based SARs. Time-based SARs vest with respect to 20% of the Oncor equity interests subject to such awards on each of the first five anniversaries of October 10, 2007. Performance-based SARs become vested as to 20% of the Oncor equity interests subject to such awards at the end of each of Oncor’s five fiscal years (which end each December 31) from 2008 to 2012, provided that Oncor meets specified financial targets. In the event we fail to meet a specified financial target in a given fiscal year, under certain circumstances the applicable award may vest in a subsequent year if cumulative targets including such year are met. In February 2010, the O&C Committee awarded SARs to certain members of management that were not executive officers. These SARs were not based on such employees’ participation in the Management Investment Opportunity.

Vesting of performance-based SARs eligible to vest for 2010 was subject to Oncor’s achievement of an adjusted annual EBITDA target of $1,356,400,523, excluding securitization revenue and amortization of purchase accounting adjustments. The O&C Committee set this target based on historical performance and expected future performance. Actual 2010 adjusted EBITDA for purposes of the SARs Plan was $1,406,153,214. As a result, the performance-based SARs eligible to vest based on 2010 adjusted EBITDA did vest. The SARs Plan provides that performance-based SARs that do not vest in a given year are still eligible to vest over the next two years if cumulative EBITDA targets for such periods are met. For 2009, performance-based SARs did not vest because Oncor did not achieve its 2009 EBITDA target. Vesting of these performance-based SARs was subject to Oncor’s achievement of a cumulative EBIDTA for 2009 and 2010 of $2,626,273,112. Cumulative 2009 and 2010 EBITDA was $2,608,874,029, or approximately 99.33% of the target, and as a result the performance-based SARs that did not vest in 2009 did not vest in 2010. Pursuant to the terms of the SARs plan those SARs could vest in 2011 provided Oncor achieves a three-year cumulative EBITDA target.

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

The following table sets forth information regarding Oncor’s participation in the EFH Corp. retirement plans that provide for benefits, in connection with, or following, the retirement of Named Executive Officers for the fiscal year ended December 31, 2010:

Pension Benefits – 2010

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Robert S. Shapard	EFH Retirement Plan Supplemental Retirement Plan	25.0833 25.0833	595,997 121,477	— —

David M. Davis	EFH Retirement Plan Supplemental Retirement Plan	18.5000 18.5000	637,791 231,055	— —

Don J. Clevenger	EFH Retirement Plan Supplemental Retirement Plan	5.6667 5.6667	56,980 13,217	— —

Brenda L. Jackson	EFH Retirement Plan Supplemental Retirement Plan	35.1667 35.1667	1,952,668 356,635	— —

Charles W. Jenkins III	EFH Retirement Plan Supplemental Retirement Plan	34.6667 34.6667	1,897,494 423,580	— —

(1)	Accredited service for each of the plans is determined based on an employee’s age and hire date. Employees hired prior to January 1, 1985 became eligible to participate in the plan the month after their completion of one year of service and attainment of age 25. Employees hired after January 1, 1985 became eligible to participate in the plan the month after their completion of one year of service and attainment of age 21.

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

Annual retirement benefits under the traditional defined benefit component, which applied during 2010 to Messrs. Davis, Jenkins and Ms. Jackson are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant’s average annual earnings (base salary) during his or her three years of highest earnings. Under the cash balance component, which covers Messrs. Shapard and Clevenger, a hypothetical account is established for participants and credited with monthly contribution credits equal to a percentage of the participant’s compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant’s combined age and years of accredited service), plus interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year. Benefits paid under the traditional defined benefit component of the EFH Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code.

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

Prior to 2010, Oncor executives participated in the Supplemental Retirement Plan sponsored by EFH Corp. In November 2009, Oncor entered into the Supplemental Retirement Plan sponsored by Oncor, which became effective on January 1, 2010. The terms of the Oncor-sponsored plan are substantially similar to the EFH Corp.-sponsored plan. Effective January 1, 2010, all Oncor personnel and accounts attributable to Oncor personnel in the EFH Corp.-sponsored plan were transferred to the Oncor-sponsored plan. Beginning in 2010, Oncor executive officers only participated in the Oncor-sponsored Supplemental Retirement Plan.

The table set forth above illustrates present value on December 31, 2010 of each Named Executive Officer’s EFH Retirement Plan benefit and benefits payable under the Supplemental Retirement Plan, based on his or her years of service and remuneration through December 31, 2010. Benefits accrued under the Supplemental Retirement Plan after December 31, 2004 are subject to Section 409A of the Code. Accordingly, certain provisions of the Supplemental Retirement Plan have been modified in order to comply with the requirements of Section 409A and related guidance.

The present value of accumulated benefit for the traditional benefit component of the EFH Retirement Plan was calculated based on the executive’s annuity payable at the earliest age that unreduced benefits are available under the EFH Retirement Plan (generally age 62). Unmarried executives are assumed to elect a single life annuity. For married executives, it is assumed that 65% will elect a 100% joint and survivor annuity and 35% will elect a single life annuity. Post-retirement mortality was based on the 2011 Static Mortality Table for Annuitants and Non-Annuitants per Treasury regulation 1.430(h)(3)-1(e). A discount rate of 5.50% was applied and no pre-retirement mortality or turnover was reflected.

The present value of accumulated benefit for the cash balance component of the EFH Retirement Plan was calculated as the value of the executive’s cash balance account projected to age 65 at an assumed growth rate of 4.75% and then discounted back to December 31, 2010 at 5.50%. No mortality or turnover assumptions were applied.

The following table sets forth information regarding the Salary Deferral Program, which provides for the deferral of our Named Executive Officers’ compensation on a basis that is not tax-qualified for the fiscal year ended December 31, 2010:.

Nonqualified Deferred Compensation – 2010

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($) (4)

Robert S. Shapard	52,333	52,333	71,074	—	576,391

David M. Davis (4)	—	—	25,362	—	329,848

Don J. Clevenger (5)	24,267	24,267	19,530	—	256,045

Brenda L. Jackson	—	—	38,538	56,497	313,028

Charles W. Jenkins III (6)	—	—	20,377	—	297,558

(1)	Amounts in this column represent salary deferrals pursuant to the Salary Deferral Program and are included in the “Salary” amounts in the Summary Compensation Table above.
(2)	Amounts in this column represent company-matching awards pursuant to the Salary Deferral Program and are included in the “All Other Compensation” amounts in the Summary Compensation Table above.
(3)	Amounts in this column represent the balance of each Named Executive Officer’s account in the Salary Deferral Program.
(4)	$9,879 of Mr. Davis’ aggregate earnings in the last fiscal year are attributable to earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.
(5)	$4,328 of Mr. Clevenger’s aggregate earnings in the last fiscal year are attributable to earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.
(6)	$7,215 of Mr. Jenkins’ aggregate earnings in the last fiscal year are attributable to earnings associated with the Class B Interests purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.

Under the Salary Deferral Program each employee of Oncor, who is in a designated job level and whose annual salary is equal to or greater than an amount established under the Salary Deferral Program ($110,840 for the program year beginning January 1, 2010) may elect to defer up to 50% of annual base salary, and/or up to 85% of any bonus or incentive award. This deferral may be made for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof, at the election of the employee. Oncor makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the Salary Deferral Program. Oncor does not match deferred annual incentive awards. However, certain participants, including Mr. Jenkins, are subject to the deferral provisions that existed under the Salary Deferral Program prior to its amendment in 1998. Under these provisions, Oncor matches 100% of deferrals up to the 10% of salary maximum deferred under the program. Participants subject to the previous deferral provisions cannot make deferrals from annual incentive awards and their investment options are limited to an intermediate-term fixed income fund. Matching contributions vest at the earliest of seven years after the deferral date, executive’s retirement or a change in control of Oncor (as defined in the Salary Deferral Program).

Deferrals are credited with earnings or losses based on the performance of investment alternatives under the Salary Deferral Program selected by each participant. Among the investment alternatives, certain participants were eligible to use funds in the Salary Deferral Program to purchase Class B Interests in November 2008 pursuant to the Equity Interests Plan and Management Investment Opportunity. For additional information regarding the Equity Interests Plan and Management Investment Opportunity, see “Long Term Incentives—Equity Interests Plan and Management Investment Opportunity.” Distributions from Oncor to Investment LLC are distributed pro rata to the holders of Class B Interests in accordance with their proportionate ownership of Class B Interests. Any distributions attributable to Class B Interests purchased using a participant’s funds in the Salary Deferral Program are deposited in such participant’s Salary Deferral Program account as earnings.

At the end of the applicable account maturity period, the trustee for the Salary Deferral Program distributes the deferrals and the applicable earnings in cash as a lump sum or in annual installments at the participant’s election made at the time of deferral. Oncor is financing the retirement option portion of the Salary Deferral Program through the purchase of corporate-owned life insurance on some lives of participants. The proceeds from such insurance are expected to allow us to fully recover the cost of the retirement option.

The Salary Deferral Program is sponsored by Oncor and is a successor to a previous plan sponsored by EFH Corp. in which Oncor employees participated. The Oncor Salary Deferral Program became effective on January 1, 2010. The terms of the Oncor-sponsored program are substantially similar to the 2009 EFH Corp.-sponsored program. Effective January 1, 2010, all Oncor personnel and accounts attributable to Oncor personnel in the EFH Corp.-sponsored program were transferred to the Oncor-sponsored program. Beginning in 2010, Oncor executive officers only participated in the Oncor-sponsored Salary Deferral Program.

Potential Payments upon Termination or Change in Control

The tables and narrative below provide information for payments to Oncor’s Named Executive Officers (or, as applicable, enhancements to payments or benefits) in the event of termination including retirement, voluntary, for cause, death, disability, without cause or change in control.

In 2010, all of our executive officers were eligible to receive benefits under the terms of the Change in Control Policy and the Severance Plan, more fully described below. In addition to the provisions of those plans, the Salary Deferral Program provides that all company-matching awards will become automatically vested in the event of a change in control.

Early retirement benefits under the EFH Retirement Plan are available to all of our employees upon their attainment of age 55 and achievement of 15 years of accredited service. Early retirement results in a retirement benefit payment reduction of 4 percent for each full year (and 0.333% for each additional full calendar month) between the date the participant retires and the date the participant would reach age 62. Benefits under the Supplemental Retirement Plan are subject to the same age and service restrictions, but are only available to our executive officers and certain other key employees. At December 31, 2010 Messrs. Shapard, Davis and Clevenger were not eligible to retire because none met both the age and accredited service requirements. However, because Mr. Shapard participates in the cash balance component of the EFH Retirement Plan and the Supplemental Retirement Plan, and because he has achieved 10 years of accredited service, he may withdraw his full account balances under each plan upon termination of his employment. Upon achievement of the age and service requirements, executive officers are entitled to receive their full cash account balance upon termination. No additional potential payments will be triggered by any termination of employment or change in control, and as a result no amounts are reported in the tables below for such plans. For a more detailed discussion of the retirement plans, see the Pension Benefits table above and the narrative following the Pension Benefits table.

The Named Executive Officers may receive certain payments upon their termination or a change in control pursuant to the Salary Deferral Program. The amounts listed in the tables below regarding the Salary Deferral Program only represent the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control. Previously vested amounts and contributions made to such plan by each Named Executive Officer are disclosed in the Nonqualified Deferred Compensation table above. For a more detailed discussion of the Salary Deferral Program, see the Nonqualified Deferred Compensation table above and the narrative following the Nonqualified Deferred Compensation table.

In addition, the SARs Plan provides that certain SARs will become exercisable in the event of certain terminations of employment or a change in control. However, in the event any SARs became exercisable at December 31, 2010, no payments would be owed to such officers as the base price of such SARs ($10.00) would not exceed the fair market value of such SARs.

No executive officer is party to any employment or other agreement that provides for additional benefits upon a termination of employment or change in control.

The information below describes certain compensation that would be paid to our Named Executive Officers in the event of a termination of their employment and/or change in control of Oncor. The amounts shown below assume that such a termination of employment and/or change in control occurred on December 31, 2010.

1. Mr. Shapard

Potential Payments to Mr. Shapard Upon Termination ($)

Benefit	Retirement (1)	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control (2)
Cash Severance	—	—	—	—	—	$1,925,000	$2,450,000

Executive Annual Incentive Plan	—	—	—	$525,000	$525,000	—	—

Salary Deferral Program (3)	—	—	—	$202,451	$202,451	—	$202,451
Health & Welfare

- Medical/COBRA (4)	—	—	—	—	—	$28,798	$28,798

- Dental/COBRA (4)	—	—	—	—	—	$2,388	$2,388

Outplacement Assistance	—	—	—	—	—	$183,750	$183,750

Totals	—	—	—	$727,451	$727,451	$2,139,936	$2,867,387

(1)	Although Mr. Shapard has reached the age requirement for early retirement, he is not eligible for early retirement because he has not achieved the required 15 years of accredited service. However, because Mr. Shapard participates in the cash balance component of the EFH Retirement Plan and the Supplemental Retirement Plan, and because he has achieved 10 years of accredited service, he may withdraw his full account balances under each plan upon termination of his employment.
(2)	In February 2011, Oncor adopted a new Oncor-sponsored change in control policy, which replaces the EFH Corp.-sponsored change in control policy for Oncor executives. Under the new Oncor-sponsored change in control policy, executives are entitled to a lump sum cash payment equal to the number of SARs held by such executive, multiplied by the difference between the fair market value of the SARs (as defined by the SARs Plan), which was $12.25 as of December 31, 2010, and the base price of the SARs which is $10.00. As a result, Mr. Shapard, who currently holds 3,750,000 SARs, would receive an additional cash payment of $8,437,500 under the Oncor-sponsored change in control policy.
(3)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(4)	Amount reported is the difference between COBRA rates and employee rates for the period provided under the EFH Corp.-sponsored Severance Plan and Change in Control Policy in effect as of December 31, 2010. In February 2011, Oncor adopted new a Oncor-sponsored severance plan in addition to the new Oncor-sponsored change in control policy. The material terms of these new plans, which replace the EFH Corp.-sponsored plans for Oncor executives, are described below. Mr. Shapard would receive $43,197 in medical/COBRA and $3,582 in dental/COBRA under the new plans in the event of his termination without cause or for good reason, or without cause or for good reason in connection with a change in control.

2. Mr. Davis

Potential Payments to Mr. Davis Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control (1)
Cash Severance	—	—	—	—	$525,000	$525,000

Executive Annual Incentive Plan	—	—	$175,000	$175,000	—	—

Salary Deferral Program (2)	—	—	$54,362	$54,362	—	$54,362
Health & Welfare

- Medical/COBRA (3)	—	—	—	—	$14,399	$14,399

- Dental/COBRA (3)	—	—	—	—	$1,194	$1,194

Outplacement Assistance	—	—	—	—	$78,750	$78,750

Totals	—	—	$229,362	$229,362	$619,343	$673,705

(1)	In February 2011, Oncor adopted a new Oncor-sponsored change in control policy, which replaces the EFH Corp.-sponsored change in control policy for Oncor executives. Under the new Oncor-sponsored change in control policy, executives are entitled to a lump sum cash payment equal to the number of SARs held by such executive, multiplied by the difference between the fair market value of the SARs (as defined by the SARs Plan), which was $12.25 as of December 31, 2010, and the base price of the SARs which is $10.00. As a result, Mr. Davis, who currently holds 600,000 SARs, would receive an additional cash payment of $1,350,000 under the Oncor-sponsored change in control policy.
(2)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(3)	Amount reported is the difference between COBRA rates and employee rates for the period provided under the EFH Corp.-sponsored Severance Plan and Change in Control Policy in effect as of December 31, 2010. In February 2011, Oncor adopted new a Oncor-sponsored severance plan in addition to the new Oncor-sponsored change in control policy. The material terms of these new plans, which replace the EFH Corp.-sponsored plans for Oncor executives, are described below. Mr. Davis would receive $28,798 in medical/COBRA and $2,388 in dental/COBRA under the new plans in the event of his termination without cause or for good reason, or without cause or for good reason in connection with a change in control.

3. Mr. Clevenger

Potential Payments to Mr. Clevenger Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control (1)
Cash Severance	—	—	—	—	$476,000	$476,000

Executive Annual Incentive Plan	—	—	$136,000	$136,000	—	—

Salary Deferral Program (2)	—	—	$80,954	$80,954	—	$80,954
Health & Welfare

- Medical/COBRA (3)	—	—	—	—	$14,325	$14,325

- Dental/COBRA (3)	—	—	—	—	$1,194	$1,194

Outplacement Assistance	—	—	—	—	$71,400	$71,400

Totals	—	—	$216,954	$216,954	$562,919	$643,873

(1)	In February 2011, Oncor adopted a new Oncor-sponsored change in control policy, which replaces the EFH Corp.-sponsored change in control policy for Oncor executives. Under the new Oncor-sponsored change in control policy, executives are entitled to a lump sum cash payment equal to the number of SARs held by such executive, multiplied by the difference between the fair market value of the SARs (as defined by the SARs Plan), which was $12.25 as of December 31, 2010, and the base price of the SARs which is $10.00. As a result, Mr. Clevenger, who currently holds 600,000 SARs, would receive an additional cash payment of $1,350,000 under the Oncor-sponsored change in control policy.
(2)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(3)	Amount reported is the difference between COBRA rates and employee rates for the period provided under the EFH Corp.-sponsored Severance Plan and Change in Control Policy in effect as of December 31, 2010. In February 2011, Oncor adopted new a Oncor-sponsored severance plan in addition to the new Oncor-sponsored change in control policy. The material terms of these new plans, which replace the EFH Corp.-sponsored plans for Oncor executives, are described below. Mr. Clevenger would receive $28,650 in medical/COBRA and $2,388 in dental/COBRA under the new Oncor-sponsored plans in the event of his termination without cause or for good reason, or without cause or for good reason in connection with a change in control.

4. Ms. Jackson

Potential Payments to Ms. Jackson Upon Termination ($)

Benefit	Retirement (1)	Voluntary (2)	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control (3)
Cash Severance (4)	—	—	—	—	—	$385,000	$385,000

Executive Annual Incentive Plan	$110,000	—	—	$110,000	$110,000	—	—

Salary Deferral Program (5)	$34,799	—	—	$40,776	$40,776	—	$40,776
Health & Welfare

- Medical/COBRA (6)	—	—	—	—	—	$4,360	$4,360

- Dental/COBRA (6)	—	—	—	—	—	$367	$367

Outplacement Assistance	—	—	—	—	—	$57,750	$57,750

Split-Dollar Life Insurance	$13,652	—	—	$2,458,186	$13,652	$13,652	$13,652

Totals	$158,451	—	—	$2,608,962	$164,428	$461,129	$501,905

(1)	At December 31, 2010, Ms. Jackson met the age and service requirements for early retirement under the EFH Retirement Plan and the Supplemental Retirement Plan. Amounts in this column assume Ms. Jackson elected to retire early.
(2)	In the event Ms. Jackson voluntarily terminates without electing early retirement, she would receive no payments pursuant to the EFH Retirement Plan and Supplemental Retirement Plan until she elected to retire. Her benefits under these plans are vested and she could elect to begin receiving them at any time after her termination should she elect to retire.
(3)	In February 2011, Oncor adopted a new Oncor-sponsored change in control policy, which replaces the EFH Corp.-sponsored change in control policy for Oncor executives. Under the new Oncor-sponsored change in control policy, executives are entitled to a lump sum cash payment equal to the number of SARs held by such executive, multiplied by the difference between the fair market value of the SARs (as defined by the SARs Plan), which was $12.25 as of December 31, 2010, and the base price of the SARs, which is $10.00. As a result, Ms. Jackson, who currently holds 780,000 SARs, would receive an additional cash payment of $1,755,000 under the Oncor-sponsored change in control policy.
(4)	Reflects amounts payable under the EFH Corp.-sponsored Severance Plan (for termination without cause or for good reason) and EFH Corp.-sponsored Change in Control Policy (for termination without cause or for good reason in connection with a change in control). Amount disclosed equals Ms. Jackson’s base salary plus her target annual incentive. In February 2011, Oncor adopted an Oncor-sponsored severance plan in addition to the new Oncor-sponsored change in control policy. The material terms of these new plans, which replace the EFH Corp.-sponsored plans for Oncor executives, are described below. Under the new Oncor-sponsored plans, the cash severance amount is equal to the greater of (i) Ms. Jackson’s base salary plus her target annual incentive, or (ii) the amount payable under Oncor’s severance plan for non-executive employees. Ms. Jackson is entitled to $449,519 under Oncor’s severance plan for non-executive employees, and as a result would receive that lump sum severance amount under the Oncor-sponsored severance plan and Oncor-sponsored change in control policy in the event of her termination without cause or for good reason or without cause or for good reason in the event of a change in control.
(5)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(6)	Amount reported is the difference between COBRA rates and employee rates for the period provided under the EFH Corp.-sponsored Severance Plan and Change in Control Policy in effect as of December 31, 2010. Under the Oncor-sponsored severance plan and Oncor-sponsored change in control policy adopted in February 2011, Ms. Jackson would receive $8,720 in medical/COBRA and $734 in dental/COBRA in the event of her termination without cause or for good reason, or without cause or for good reason in connection with a change in control.

5. Mr. Jenkins

Potential Payments to Mr. Jenkins Upon Termination ($)

Benefit	Retirement (1)	Voluntary (2)	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control (3)
Cash Severance	—	—	—	—	—	$680,000	$680,000

Executive Annual Incentive Plan	$255,000	—	—	$255,000	$255,000	—	—

Salary Deferral Program (4)	$57,523	—	—	$70,719	$70,719	—	$70,719
Health & Welfare

- Medical/COBRA (5)	—	—	—	—	—	$14,399	$14,399

- Dental/COBRA (5)	—	—	—	—	—	$1,194	$1,194

Outplacement Assistance	—	—	—	—	—	$102,000	$102,000

Split-Dollar Life Insurance	$16,031	—	—	$1,787,926	$16,031	$16,031	$16,031

Totals	$328,554	—	—	$2,113,645	$341,750	$813,624	$884,343

(1)	At December 31, 2010, Mr. Jenkins met the age and service requirements for early retirement under the EFH Retirement Plan and the Supplemental Retirement Plan. Amounts in this column assume Mr. Jenkins elected to retire early.
(2)	In the event Mr. Jenkins voluntarily terminates without electing early retirement, he would receive no payments pursuant to the EFH Retirement Plan and Supplemental Retirement Plan until he elected to retire. His benefits under these plans are vested and he could elect to begin receiving them at any time after his termination should he elect to retire.
(3)	In February 2011, Oncor adopted a new Oncor-sponsored change in control policy, which replaces the EFH Corp.-sponsored change in control policy for Oncor executives. Under the new Oncor-sponsored change in control policy, executives are entitled to a lump sum cash payment equal to the number of SARs held by such executive, multiplied by the difference between the fair market value of the SARs (as defined by the SARs Plan), which was $12.25 as of December 31, 2010, and the base price of the SARs, which is $10.00. As a result, Mr. Jenkins, who currently holds 780,000 SARs, would receive an additional cash payment of $1,755,000 under the Oncor-sponsored change in control policy.
(4)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(5)	Amount reported is the difference between COBRA rates and employee rates for the period provided under the EFH Corp.-sponsored Severance Plan and Change in Control Policy in effect as of December 31, 2010. In February 2011, Oncor adopted an Oncor-sponsored severance plan in addition to the new Oncor-sponsored change in control policy. The material terms of these new plans, which replace the EFH Corp.-sponsored plans for Oncor executives, are described below. Under the Oncor-sponsored plans, Mr. Jenkins would receive $28,798 in medical/COBRA and $2,388 in dental/COBRA in the event of his termination without cause or for good reason, or without cause or for good reason in connection with a change in control.

Change in Control Policy

In 2010, Oncor’s eligible executives participated in an EFH Corp.-sponsored Change in Control Policy. The purpose of this Change in Control Policy is to provide the payment of transition benefits to eligible executives if:

•	Their employment with the company or a successor is terminated within twenty-four months following a change in control of the company; and

•	They:

•	are terminated without cause, or

•	resign for good reason due to a reduction in salary or a material reduction in the aggregate level or value of benefits for which they are eligible.

The terms “change in control,” “without cause” and “good reason” are each defined in the Change in Control Policy.

Our executive officers were eligible to receive the following under the Change in Control Policy:

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

•

If any of the severance benefits described in the Change in Control Policy shall result in an excise tax pursuant to Code Sections 280G or 4999 of the Code, payable by the executive, a tax gross-up payment to cover such additional taxes, subject to reduction for certain Section 280G purposes.

On February 15, 2011, Oncor’s board of directors adopted an Oncor-sponsored change in control policy (Oncor Change in Control Policy), which replaces the EFH Corp.-sponsored Change in Control Policy for our executive team, which consists of our executive officers and certain non-executive vice presidents. The Oncor Change in Control Policy provides for the payment of transition benefits to eligible executives if any of the following occur within 24 months following a change in control:

•

The executive is terminated without cause. Cause is defined as either (a) the definition in any executive’s applicable employment agreement or change in control agreement or, (b) if there is no such employment or change in control agreement, cause exists: (i) if, in carrying out his or her duties to Oncor, an executive engages in conduct that constitutes (A) a breach of his or her fiduciary duty to Oncor, its subsidiaries or shareholders, (B) gross neglect or (C) gross misconduct resulting in material economic harm to Oncor or its subsidiaries, taken as a whole, or (ii) upon the indictment of the executive, or the plea of guilty or nolo contendere by the executive to, a felony or a misdemeanor involving moral turpitude.

•

The executive resigns for good reason. Good reason is defined as any of the following being taken without the executive’s consent: (a) a reduction in the executive’s base salary, other than a broad-based reduction of base salaries of all similarly situated executives of the surviving corporation after a change in control, or subsidiary, as applicable, unless such broad-based reduction only applies to former executives of Oncor; (b) a material reduction in the aggregate level or value of benefits for which the executive is eligible, immediately prior to the change in control (as defined below), other than a broad-based reduction applicable on a comparable basis to all similarly situated executives; or (c) the executive is required to permanently relocate outside of a fifty (50) mile radius of the executive’s principal residence.

“Change in control” is defined in the Oncor Change in Control Policy as the occurrence of the following, in one or a series of related transactions, (i) the sale of all or substantially all of the consolidated assets or capital stock of EFH Corp., Oncor Holdings or Oncor to a person (or group of persons acting in concert) who is not an affiliate of any member of the Sponsor Group; (ii) a merger, recapitalization or other sale by EFH Corp., any member of the Sponsor Group or their affiliates, to a person (or group of persons acting in concert) of the common stock of EFH Corp., no par value (“EFH Common Stock”) that results in more than 50% of the EFH Common Stock (or any resulting company after a merger) being held by a person (or group of persons acting in concert) that does not include any member of the Sponsor Group or any of their respective affiliates; or (iii) a merger, recapitalization or other sale of EFH Common Stock by EFH Corp., any member of the Sponsor Group or their affiliates, after which the Sponsor Group owns less than 20% of the EFH Common Stock, and has the ability to appoint less than a majority of the directors to the board of directors of EFH Corp. (or of any resulting company after a merger); and with respect to any of the events described in clauses (i) and (ii) above, such event results in any person (or group of persons acting in concert) gaining control of more seats on the board of directors of EFH Corp. than the Sponsor Group; provided however, that notwithstanding the foregoing, (x) clause (i) above shall be deemed not to include any reference to EFH Corp., and clauses (ii) and (iii) shall not apply, in each case, for purposes of interpreting the termination or applicability of any puts, calls or release from transfer restrictions upon transfers of equity interests of Oncor or Oncor Holdings, (y) clause (i) above shall be deemed not to include any reference to Oncor Holdings for purposes of interpreting the termination or applicability of any puts, calls or release from transfer restrictions upon transfers of equity interests of Oncor and (z) clause (i) above shall be deemed not to include any reference to Oncor for the purposes of interpreting the termination or applicability of any puts, calls or release from transfer restrictions upon the transfer of equity units of Oncor Holdings. In addition, should a change in control occur under clauses (i) through (iii) above with respect to the assets or capital stock of EFH Corp., a change in control will not be deemed to have occurred unless such change in control would result in the material amendment or interference with the separateness undertakings under our Limited Liability Company Agreement, or would adversely change or modify the definition of an independent director in the Limited Liability Company Agreement.

Our executive officers are eligible to receive the following under the Oncor Change in Control Policy:

•

A one-time lump sum cash severance payment in an amount equal to the greater of (i) a multiple (2 times for Mr. Shapard and 1 time for each other executive officer) of the sum of the executive’s (a) annualized base salary and (b) annual target incentive award for the year of termination or resignation, or (ii) the amount determined under Oncor’s severance plan for non-executive employees.

•

If the executive is terminated or resigns pursuant to the Oncor Change in Control Policy prior to October 10, 2012, a one-time lump sum cash severance payment equal to the product of the number of SARs held by such executive immediately prior to the change in control, multiplied by the fair market value of such SARs (as defined in the SARs Plan) on the date of termination/resignation minus the base price (as defined in the SARs Plan);

•

Continued eligibility for distribution of already-granted equity awards at maturity; however, any such distribution will be prorated for the period of employment during the relevant performance or restriction period prior to termination;

•

Continued coverage at our expense under our health care benefit plans for the applicable COBRA period with the executive’s contribution for such plans being at the applicable employee rate for 18 months (unless and until the executive becomes eligible for benefits with another employer) and, if the executive is covered under our healthcare plans through the end of such period, at the end of such continued coverage the executive may continue participation in our health care plans at the applicable COBRA rate for 18 months, in the case of Mr. Shapard, or six months, in the case of each other executive, and Oncor will reimburse the executive the monthly difference between the applicable employee rate for such coverage and the COBRA rate paid by the executive for such period;

•	Outplacement assistance at our expense for 18 months, in the case of Mr. Shapard, and one year, in the case of the other executive officers;

•	Any vested, accrued benefits to which the executive is entitled under our employee benefits plans; and

•

If any of the severance benefits described in the Change in Control Policy shall result in an excise tax pursuant to Code Sections 280G or 4999 of the Code, payable by the executive, a tax gross-up payment to cover such additional taxes, subject to reduction for certain Section 280G purposes.

Severance Plan

In 2010, Oncor executives were eligible to receive benefits under the EFH Corp.-sponsored Severance Plan. The purpose of this Severance Plan is to provide benefits to eligible executives who are not eligible for severance pursuant to another plan or agreement (including an employment agreement) and whose employment is involuntarily terminated for reasons other than:

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

On February 15, 2011, Oncor’s board of directors adopted an Oncor-sponsored severance plan (Oncor Severance Plan), which replaces the EFH Corp.-sponsored Severance Plan for our executive team, which consists of our executive officers and certain non-executive vice presidents. The Oncor Severance Plan provides for severance payments to executives whose employment is involuntarily terminated for reasons other than:

•

Cause, which is defined as either (a) the definition in any executive’s applicable employment agreement or change in control agreement or, (b) if there is no such employment or change in control agreement, cause exists: (i) if, in carrying out his or her duties to the Company, an executive engages in conduct that constitutes (A) a breach of his or her fiduciary duty to Oncor, its subsidiaries or shareholders (including a breach or attempted breach of the restrictive covenants under the Plan), (B) gross neglect or (C) gross misconduct resulting in material economic harm to Oncor or its subsidiaries, taken as a whole, or (ii) upon the indictment of the executive, or the plea of guilty or nolo contendere by the executive to, a felony or a misdemeanor involving moral turpitude;

•	Participation in the EFH Corp.-sponsored long-term disability plan or any successor plan; or

•	A transaction involving the company or any of its affiliates in which the executive is offered employment with a company involved in, or related to, the transaction.

Our executive officers are eligible to receive the following under the Severance Plan:

•

A one-time lump sum cash severance payment in an amount equal to the greater of (i) the sum of (a) a multiple of two times for Mr. Shapard and one time for each other Named Executive Officer of the executive’s annualized base salary and (b) a prorated portion of the executive’s annual target incentive award for the year of termination, or (ii) the amount determined under Oncor’s severance plan for non-executive employees;

•	Continued coverage at our expense under the company’s health care benefit plans for 18 months, with the executive’s contribution for such plans being at the applicable employee rate (unless and until the executive becomes eligible for coverage for benefits through employment with another employer, at which time the executive’s required contribution shall be the applicable COBRA rate) and, if the executive is covered under our healthcare plans through the end of such period, at the end of such continued coverage the executive may continue participation in our health care plans at the applicable COBRA rate for 18 months, in the case of Mr. Shapard, or six months, in the case of each other executive, and Oncor will reimburse the executive the monthly difference between the applicable employee rate for such coverage and the COBRA rate paid by the executive for such period;

•	Outplacement assistance at the company’s expense for 18 months, in the case of Mr. Shapard, and one year, in the case of other executive officers and

•	Any vested accrued benefits to which the executive is entitled under Oncor’s or EFH Corp.’s employee benefits plans.

In order to receive benefits under the plan, a participant must enter into an agreement and release within 45 days of being notified by us of such participant’s eligibility to receive benefits under the plan. The Oncor Severance Plan also provides that for a period of one year after a termination contemplated by the plan, a participant may not recruit, solicit, induce or in any way cause any employee, consultant or contractor engaged by Oncor to terminate his/her relationship with Oncor.

Risk Assessment of Compensation Policies and Practices

The O&C Committee reviewed the compensation policies and practices applicable to Oncor’s employees and concluded that these policies and practices do not create risks that are reasonably likely to have a material adverse effect on Oncor. In arriving at this conclusion, the O&C Committee discussed with management the various compensation policies and practices of the company and the compensation payable pursuant to each, and evaluated whether the compensation payable under each plan or policy could result in (i) incenting employees to take risks that could result in a material adverse effect to Oncor, or (ii) payments by the company significant enough to cause a material adverse effect to Oncor.

Director Compensation

The table below sets forth information regarding the aggregate compensation paid to the members of the board of directors during the fiscal year ended December 31, 2010. Directors who are officers of Oncor and directors who are not independent directors (as defined in the Limited Liability Company Agreement), do not receive any fees for service as a director. Oncor reimburses all directors for reasonable expenses incurred in connection with their services as directors.

Name	Fees Earned or Paid in Cash ($) (1)	Option/SARs Awards ($) (2)	Total ($)
Nora Mead Brownell	135,000	—	135,000

Thomas M. Dunning	160,000	—	160,000

Robert A. Estrada	142,500	—	142,500

Monte E. Ford	135,000	—	135,000

William T. Hill, Jr.	142,500	—	142,500

Richard W. Wortham III	142,500	—	142,500

Richard C. Byers	—	—	—

Jeffrey Liaw	—	—	—

Marc S. Lipschultz (3)	—	—	—

Robert S. Shapard	—	—	—

Steven J. Zucchet	—	—	—

(1)	For 2010, independent directors on our board of directors each received a quarterly director’s fee of $33,750, and a quarterly director’s fee of $3,750 for serving on the Oncor Holdings board of directors, each of which was paid in cash in arrears. Amounts included above reflect amounts paid by Oncor in 2010 for the first three quarters of 2010, as well as fees payable for the fourth quarter of 2010 that were paid in January 2011. In October 2010, the board of directors voted to award an additional $3,750 quarterly director’s fee to each independent director that serves as a chairman of a board committee and an additional $12,500 quarterly director’s fee to the lead independent director. These fees were payable beginning with the third quarter of 2010 and are included above. Each of Messrs. Estrada (Audit Committee), Hill (Nominating & Governance Committee) and Wortham (O&C Committee) received an additional $7,500 for service as committee chairman, and Mr. Dunning received an additional $25,000 for service as Oncor’s lead independent director. Non-independent directors do not receive any fees for serving on our board of directors. For a description of the independence standards applicable to our independent directors, see “Certain Relationships and Related Transactions, and Director Independence.”
(2)	We do not award options but SARs were granted in February 2009 to each of the independent directors who purchased Class B Interests, as discussed below. The SARs granted to these independent directors were as follows: Mr. Dunning: 20,000; Mr. Estrada: 5,000; Mr. Ford: 20,000; and Mr. Wortham: 10,000. As described below under “- Director SARs Plan”, the SARs are only exercisable upon the satisfaction of certain conditions. No compensation cost is recognized under FASB ASC Topic 718 as it is not probable that any event pursuant to the Director SARs Plan that would allow the SARs to become exercisable would take place. The grant date fair value of the SARs is $3.40 per SAR. The grant date fair value of the SARs was calculated in accordance with accounting guidance provided for stock compensation. The Monte Carlo simulation approach was used to value the SARs. The SARs’ value was calculated using the Black-Scholes formula with a maturity equal to half of the time period between the liquation date (as defined below) and the expiration date (as defined below). Other assumptions made in the valuation are as follows: (i) a liquidity event (as defined in the SARs Plan) assumed to occur December 31, 2012 (the liquidation date) causing the SARs to become exercisable at that time; (ii) a unit price of Oncor’s membership interests of $10.00 per unit; (iii) equity volatility was assumed to be 27.1% based on average volatility of the historical weekly stock price returns of nine comparable companies and the historical prices correspond to a period matching the expected holding period as of the valuation date (6.93 years); (iv) the risk free rate for discounting the expected SARs value is 1.73%, equal to the 4-year US Constant Maturity Treasury Rate as of February 25, 2009, which rate was used to simulate the stock price as of the liquidation date and to discount the expected SARs value on the liquidation date to the valuation date; (v) the risk free rate for evaluating the expected SARs value on the liquidation date of 3.23% was equal to the forward rate corresponding to the expected holding period on the liquidation date, which risk free rate was used to evaluate the Black-Scholes option price; (vi) the SARs expiration date will be February 25, 2019; and (vii) the discount rate equals the risk free rate and the discount period is the period between the valuation date and the vesting date. The SARs under the Director SARs Plan held a higher fair value on the grant date versus the grant date fair value of the SARs previously granted under the SARs Plan mainly because the SARs under the Director SARs Plan do not have a performance vesting requirement and are fully vested by the assumed liquidation date.
(3)	Mr. Lipschultz served on the Board until January 7, 2011.

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

Under the Director SARs Plan, the O&C Committee may grant SARs to directors in its discretion. The SARs granted under the Director SARs Plan vest in equal quarterly installments over a two year period commencing on the grant date. All SARs become exercisable upon the occurrence of (1) termination of the director’s service to Oncor or certain specified entities for any reason other than for “cause” (as defined in the Director SARs Plan) in connection with or following a “change in control” (as defined in the Director SARs Plan); (2) except as otherwise provided in an award letter and subject to the participant’s continued service with Oncor on the date of the applicable event, vested SARs become exercisable as to the LLC Units subject to such vested SARs immediately prior to an “EFH realization event” (as defined in the SARs Plan) in the same proportion as EFH Corp. or certain associated persons realize liquidity in connection with such event; (3) except as otherwise provided in an award letter, upon the termination of the participant’s service with Oncor or certain specified entities for any reason other than for cause, any vested SARs will become exercisable with respect to (a) 100% of the LLC Units subject to such SARs in the event of a change in control or “liquidity event” (as defined in the Director SARs Plan), or (b) upon an EFH realization event, the same proportion as EFH Corp. or certain associated persons realize liquidity in connection with such event. In the event a participant’s services with Oncor or certain specified entities is terminated for cause, all SARs, whether or not vested, shall immediately expire without any entitlement to payment. In addition to the foregoing, Oncor’s board of directors and the O&C Committee have the right to accelerate vesting and exercisability of a participant’s award under the SARs Plan.

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

Equity Compensation Plan Information

The following table presents information concerning the Stock Appreciation Rights Plan and Director Stock Appreciation Rights Plan (collectively, the Plans) at December 31, 2010. For a discussion of the Plans and the stock appreciation rights (SARs) issuable under the Plans, see “Directors, Executive Officers and Corporate Governance – Compensation Discussion & Analysis – Compensation Elements – Long-Term Incentives – Stock Appreciation Rights” and “Directors, Executive Officers and Corporate Governance – Director Compensation.”

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)(2)	—	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	—

(1)	As required by the terms of the Limited Liability Company Agreement, we obtained the consent of EFIH to issue SARs under the Plans. Consents from our other members were not solicited as they are not required under the Limited Liability Company Agreement.
(2)	Neither of the Plans results in the issuance of equity. Rather, SARs issued under the Plans give the holders the right to receive the economic value of the appreciation of our equity interests.

Our executive officers, certain key employees and independent members of our board of directors were given the option to purchase Class B Interests of Investment LLC in 2008 pursuant to the Management Investment Opportunity offered under the Equity Interests Plan. Each participant in the Management Investment Opportunity purchased Class B Interests at a price of $10.00 per unit, which was the same price per unit as the price per unit paid by Texas Transmission in connection with its November 2008 investment in Oncor. Because the Class B Interests were purchased for fair market value, and it is expected that any future issuances under the Equity Interests Plan will be subject to the same purchase requirement, we do not consider the grants to be compensation. Refer to “Directors, Executive Officers and Corporate Governance – Compensation Discussion and Analysis – Compensation Elements – Long Term Incentives – Equity Interests Plan and Management Investment Opportunity” for a more detailed discussion of the Equity Interests Plan and Management Investment Opportunity.

Security Ownership of Equity Interests of Oncor of Certain Beneficial Owners and Management

The following table lists the number of limited liability company units (LLC Units) of Oncor beneficially owned by our directors and current executive officers and the holders of more than 5% of our LLC Units at February 15, 2011.

Name	Amount and Nature of Beneficial Ownership	Percent of Class
Oncor Electric Delivery Holdings Company LLC (1)(2)	508,209,860	80.03%

Texas Transmission Investment LLC (3)	125,412,500	19.75%

The Goldman Sachs Group, Inc. (4)	508,209,860	80.03%

TPG Capital, L.P. (5)	508,209,860	80.03%

Kohlberg Kravis Roberts & Co. L.P. (6)	508,209,860	80.03%

Name of Director or Executive Officer
Nora Mead Brownell	—	—

Richard C. Byers	—	—

Don J. Clevenger (7)	1,377,640	(8)

David M. Davis (7)	1,377,640	(8)

Thomas M. Dunning (7)	1,377,640	(8)

Robert A. Estrada (7)	1,377,640	(8)

Thomas D. Ferguson (4)	508,209,860	80.03%

Monte E. Ford (7)	1,377,640	(8)

William T. Hill, Jr.	—	—

Brenda L. Jackson (7)	1,377,640	(8)

Charles W. Jenkins III (7)	1,377,640	(8)

Jeffrey Liaw (5)	508,209,860	80.03%

Robert S. Shapard (7)	1,377,640	(8)

Richard W. Wortham III (7)	1,377,640	(8)

Steven J. Zucchet	—	—
All directors and current executive officers as a group (19 persons)	509,587,500	80.25%

(1)	Oncor Electric Delivery Holdings Company LLC (Oncor Holdings) beneficially owns 508,209,860 LLC Units of Oncor. The sole member of Oncor Holdings is EFIH, whose sole member is EFH Corp. The address of each of Oncor Holdings, EFIH and EFH Corp. is 1601 Bryan Street, Dallas, TX 75201. Texas Holdings beneficially owns 98.99% of the outstanding shares of EFH Corp. The sole general partner of Texas Holdings is Texas Energy Future Capital Holdings LLC (Texas Capital), which, pursuant to the Amended and Restated Limited Partnership Agreement of Texas Holdings, has the right to vote all of the EFH Corp. shares owned by Texas Holdings. The address of both Texas Holdings and Texas Capital is 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.
(2)	EFIH has pledged 100% of its equity interests in Oncor Holdings to holders of certain of its secured notes as security for such notes. In the event of certain defaults by EFIH under its related obligations, these holders could exercise their pledge rights and a change in control of Oncor could occur.
(3)

Texas Transmission Investment LLC (Texas Transmission) beneficially owns 125,412,500 LLC Units of Oncor. The sole member of Texas Transmission is Texas Transmission Holdings Corporation (TTHC). The address of each of Texas Transmission and TTHC is 1105 North Market Street, Suite 1300, Wilmington, DE 19801. BPC Health Corporation (BPC Health) and Borealis Power Holdings Inc. (Borealis Power) may be deemed, as a result of their ownership of 49.5% of the shares of Class A Common Stock of TTHC (Class A Shares) and 49.5% of the shares of Class B Common Stock of TTHC (Class B Shares), respectively, and certain provisions of TTHC’s Shareholders Agreement (which provide that BPC Health and Borealis Power, when acting together with Cheyne Walk Investment Pte Ltd (Cheyne Walk) or Hunt Strategic Utility Investment, L.L.C. (Hunt Strategic), may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. OMERS Administration Corporation (OAC) beneficially owns BPC Health and, therefore, OAC may also be deemed to have beneficial ownership of such LLC Units. Borealis Power is wholly-owned by Borealis Infrastructure Corporation and Borealis Management Trust owns 70% of the voting shares of Borealis Infrastructure Corporation. The trustee of Borealis Management Trust is Borealis Infrastructure Holdings

Corporation and, therefore, Borealis Infrastructure Holdings Corporation may also be deemed to have beneficial ownership of such LLC Units. The address of OAC is One University Avenue, Suite 700, Toronto, Ontario M5J 2P1, Canada. The address of Borealis Infrastructure Holdings Corporation is 66 Wellington Street West, Suite 3600, Toronto, Ontario, M5K 1N6, Canada. Cheyne Walk Investment Pte Ltd (Cheyne Walk) may be deemed, as a result of its ownership of 49.5% of each of the Class A Shares and the Class B Shares, and certain provisions of TTHC’s Shareholders Agreement (which provide that Cheyne Walk, when acting together with BPC Health and Borealis Power or Hunt Strategic, may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. Government of Singapore Investment Corporation Pte Ltd (GIC) beneficially owns Cheyne Walk and therefore GIC may also be deemed to have beneficial ownership of such LLC Units. The address of each of Cheyne Walk and GIC is 168 Robinson Road, #37-01, Capital Tower, Singapore 068912. Hunt Strategic Utility Investment, L.L.C. (Hunt Strategic) may be deemed, as a result of its ownership of 1% of each of the Class A Shares and the Class B Shares, and certain provisions of TTHC’s Shareholders Agreement (which provide that Hunt Strategic, when acting together with BPC Health and Borealis Power or Cheyne Walk, may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. Ray L. Hunt (Hunt) beneficially owns Hunt Strategic and therefore Hunt may also be deemed to have beneficial ownership of such LLC Units. The address of each of Hunt Strategic and Hunt is 1900 North Akard, Dallas, Texas 75201.

(4)	Includes the 508,209,860 equity interests owned by Oncor Holdings, over which GS Capital Partners VI Fund, L.P., GSCP VI Offshore TXU Holdings, L.P., GSCP VI Germany TXU Holdings, L.P., GS Capital Partners VI Parallel, L.P., GS Global Infrastructure Partners I, L.P., GS Infrastructure Offshore TXU Holdings, L.P. (GSIP International Fund), GS Institutional Infrastructure Partners I, L.P., Goldman Sachs TXU Investors L.P. and Goldman Sachs TXU Investors Offshore Holdings, L.P. (collectively, Goldman Entities) may be deemed, as a result of their ownership of 27.02% of Texas Capital’s outstanding units and certain provisions of Texas Capital’s Amended and Restated Limited Liability Company Agreement (Texas Capital LLC Agreement), to have shared voting or dispositive power. Affiliates of The Goldman Sachs Group, Inc. (Goldman Sachs) are the general partner, managing general partner or investment manager of each of the Goldman Entities, and each of the Goldman Entities shares voting and investment power with certain of their respective affiliates. Mr. Ferguson is a manager of Texas Capital and executive with Goldman Sachs. By virtue of his position in relation to Texas Capital and the Goldman Entities, Mr. Ferguson may be deemed to have beneficial ownership with respect to the LLC Units owned by Oncor Holdings. Each of the persons and entities named in this footnote disclaims beneficial ownership of such LLC Units except to the extent of its pecuniary interest therein. The address of each entity listed in this footnote is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York 10004.
(5)	Includes the 508,209,860 equity interests owned by Oncor Holdings, over which TPG Partners V, L.P., TPG Partners IV, L.P., TPG FOF V-A, L.P. and TPG FOF V-B, L.P. (collectively, TPG Entities) may be deemed, as a result of their beneficial ownership of 27.01% of the outstanding units of Texas Capital’s outstanding units and certain provisions of the Texas Capital LLC Agreement, to have shared voting or dispositive power. The ultimate general partners of the TPG Entities are TPG Advisors IV Inc. and TPG Advisors V Inc. David Bonderman and James Coulter are the sole shareholders and directors of TPG Advisors IV Inc. and TPG Advisors V Inc., and therefore, Messrs. Bonderman and Coulter, TPG Advisors IV Inc. and TPG Advisors V Inc. may each be deemed to beneficially own the LLC Units held by the TPG Entities through Oncor Holdings. Mr. Liaw is a manager of Texas Capital and executive of TPG Capital, L.P. By virtue of his position in relation to Texas Capital and the TPG Entities, Mr. Liaw may be deemed to have beneficial ownership with respect to the LLC Units owned by Oncor Holdings. Each of the persons and entities named in this footnote disclaims beneficial ownership of such equity interests except to the extent of his pecuniary interest in those equity interests. The address of each entity and individual listed in this footnote is 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.
(6)	Includes the 508,209,860 equity interests owned by Oncor Holdings, over which KKR 2006 Fund L.P., KKR PEI Investments, L.P., KKR Partners III, L.P. KKR North American Co-Invest Fund I L.P. and TEF TFO Co-Invest, LP (collectively, KKR Entities) may be deemed, as a result of their beneficial ownership of 37.05% of the outstanding units of Texas Capital and certain provisions of the Texas Capital LLC Agreement, to have shared voting or dispositive power. The KKR Entities disclaim beneficial ownership of any LLC Units in which they do not have a pecuniary interest. The address of each entity and individual listed in this footnote is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, New York 10019.
(7)	Includes the 1,377,640 equity interests owned by Oncor Management Investment LLC (Investment LLC). The managing member of Investment LLC is Oncor, which holds all of the outstanding voting interests of Investment LLC. The management and board of directors of Oncor may be deemed, as a result of their management of Oncor, to have shared voting or dispositive power. The following Named Executive Officers and directors each beneficially own the following amounts of the outstanding non-voting membership interests of Investment LLC: Mr. Clevenger: 50,000 (including 8,702.9 of the aggregate outstanding non-voting membership interests that are held by the Salary Deferral Program on Mr. Clevenger’s behalf), Mr. Davis: 50,000 (including 19,868.4 of the aggregate outstanding non-voting membership interests that are held by the Salary Deferral Program on Mr. Davis’s behalf), Mr. Dunning: 20,000 (held by a family limited partnership, of which Mr. Dunning serves as managing general partner), Mr. Estrada: 5,000, Mr. Ford: 20,000, Ms. Jackson: 75,000, Mr. Jenkins: 75,000 (including 14,509.4 of the aggregate outstanding non-voting membership interests that are held by the Salary Deferral Program on Mr. Jenkins’s behalf), Mr. Shapard: 300,000 (held by a family limited partnership, of which Mr. Shapard serves as general partner) and Mr. Wortham: 10,000 (held by a revocable trust, of which Mr. Wortham serves as trustee and beneficiary). Each of the persons referenced in this footnote disclaims beneficial ownership of such equity interests except to the extent of their pecuniary interest in those equity interests. See “Compensation Discussion and Analysis — Compensation Elements — Long-Term Incentives — Equity Interests Plan and Management Investment Opportunity” for a discussion of investments in Investment LLC by certain of Oncor’s executive officers and “Director Compensation” for a discussion of investments in Investment LLC by certain of Oncor’s independent directors. The address of each individual named in this footnote is c/o Oncor Management Investment LLC, c/o Oncor Electric Delivery Company LLC, 1601 Bryan Street, 22nd Floor, Dallas, Texas, 75201, Attn: Legal Department.
(8)	Less than 1% beneficial ownership.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures Relating to Related Party Transactions

Our board of directors has adopted a policy regarding related person transactions as part of our corporate governance guidelines. Under this policy, a related person transaction shall be consummated or shall continue only if:

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

A “related person transaction” is a transaction between us and a related person (including any transactions requiring disclosure under Item 404 of Regulation S-K under the Securities Act, if applicable), other than the types of transactions described below, which are deemed to be pre-approved by the audit committee:

1.	any compensation paid to a director if the compensation is required to be reported under Item 402 of Regulation S-K of the Securities Act;

2.	any transaction with another company at which a related person’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s ownership interests;

3.	any charitable contribution, grant or endowment by us to a charitable organization, foundation or university at which a related person’s only relationship is as an employee (other than an executive officer) or director;

4.	transactions where the related person’s interest arises solely from the ownership of Oncor’s equity securities and all holders of that class of equity securities received the same benefit on a pro rata basis;

5.	transactions involving a related party where the rates or charges involved are determined by competitive bids;

6.	any transaction with a related party involving the rendering of services as a common or contract carrier, or public utility, as rates or charges fixed in conformity with law or governmental authority;

7.	any transaction with a related party involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar service;

8.	transactions available to all employees or customers generally (unless required to be disclosed under Item 404 of Regulation S-K of the Securities Act, if applicable); and

9.	transactions involving less than $100,000 when aggregated with all similar transactions.

Our board of directors has determined that it is appropriate for its audit committee to review and approve or ratify related person transactions. In unusual circumstances, we may enter into related person transactions in advance of receiving approval, provided that such related person transactions are reviewed and ratified as soon as reasonably practicable by the audit committee of the board of directors. If the audit committee determines not to ratify such transactions, we shall make all reasonable efforts to cancel or otherwise terminate such transactions.

The related person transactions described below under the heading “Related Party Transactions” were generally approved prior to the adoption of our related party transactions policy. Except as otherwise indicated, these transactions were approved by our board of directors.

The related person transactions policy described above also does not apply to transactions with EFH Corp. or its subsidiaries. Accordingly, the transactions with EFH Corp. or its subsidiaries were not approved by the board of directors or Audit Committee and were approved by our management.

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

Related Party Transactions

Transactions with EFH Corp. and its Subsidiaries

Transactions described below were between us and either EFH Corp. or its wholly-owned subsidiaries (other than the subsidiary described under “– Limited Partnership Interest”) and were approved by our management.

Transactions with TCEH

We record revenue from TCEH, principally for electricity delivery fees, which totaled $1.1 billion for the year ended December 31, 2010 and $1.0 billion for each of the years ended December 31, 2009 and 2008. The fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheets at December 31, 2010 and 2009 reflect receivables from TCEH totaling $143 million and $151 million, respectively, primarily related to these electricity delivery fees. These revenues included approximately $2 million for each of the years ended December 31, 2010, 2009 and 2008, pursuant to a transformer maintenance agreement with TCEH.

We recognize interest income from TCEH with respect to our generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Bondco, our bankruptcy-remote financing subsidiary. The interest income, which is received monthly, serves to offset our interest expense on the transition bonds. This interest income totaled $37 million, $42 million and $46 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Incremental amounts payable related to income taxes as a result of delivery fee surcharges to customers related to transition bonds are reimbursed by TCEH. Our financial statements reflect a note receivable from TCEH of $217 million ($39 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2010 and $254 million ($37 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2009 related to these income taxes.

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH’s balance sheet) is funded by a delivery fee surcharge we collect from REPs and remit monthly to TCEH. Delivery fee surcharges totaled $16 million for each of the years ended December 31, 2010, 2009 and 2008. These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (also reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in our intercompany receivable/payable, which in turn results in a change in our reported net regulatory asset/liability. The regulatory liability of $206 million at December 31, 2010 represents the excess of the trust fund balance over the net decommissioning liability. The regulatory asset of $85 million at December 31, 2009 represents the excess of the net decommissioning liability over the trust fund balance.

We held cash collateral of $4 million at December 31, 2010 and $15 million at December 31, 2009 from TCEH related to interconnection agreements for generation units being developed by TCEH. The collateral is reported in our balance sheet in other current liabilities.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at December 31, 2010 and 2009, TCEH had posted letters of credit in the amounts of $14 million and $15 million, respectively, for our benefit.

Services provided by EFH Subsidiaries

An EFH Corp. subsidiary charges us for certain administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $36 million, $22 million $24 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Services provided to EFH Subsidiaries

Subsidiaries of EFH Corp. paid us $646,000, $696,000 and $742,000 for the years ended December 31, 2010, 2009 and 2008, respectively, with respect to services we provided to EFH Corp. subsidiaries (excluding revenue, including electricity delivery fees, collected from TCEH). These services include environmental health and safety lab, waste management and fleet management.

Warehouse transactions

We and EFH Corp. subsidiaries occasionally issue materials from our warehouses and bill each other for these transactions. We paid EFH Corp. subsidiaries zero, $2 million and $497,000 related to warehouse transactions for the years ended December 31, 2010, 2009 and 2008, respectively. EFH Corp. subsidiaries paid us $1 million, $3 million and $5 million related to warehouse transactions for the years ended December 31, 2010, 2009 and 2008, respectively.

Real Estate Transactions/Shared Facilities

We and EFH Corp. subsidiaries also bill each other for shared facilities. Our payments to EFH Corp. and/or its subsidiaries with respect to shared facilities (including lease payments, utilities and telecommunications equipment) totaled $4 million for each of the years ended December 31, 2010, 2009 and 2008. Payments we received from EFH Corp. and/or its subsidiaries with respect to shared facilities totaled $374,000, $669,000 and $1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In December 2009, we paid TCEH (Luminant Generation Company) $2 million to purchase 279.808 acres of land in fee and distribution and transmission easements at Parkdale Steam Electric Station. The purchase price was the appraised market value of the property.

Pension and OPEB Plans

We are a participating employer in the EFH Corp. pension plan (a defined benefit pension plan sponsored by EFH Corp.). We also participate in health care and life insurance benefit plan (OPEB plan) offered by EFH Corp. to eligible employees of EFH Corp. and its subsidiaries and their eligible dependents upon the retirement of such employees from us. PURA provides for our recovery of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility. These costs are associated with our active and retired employees as well as active and retired personnel engaged in other EFH Corp. activities related to service prior to the deregulation and disaggregation of EFH Corp.’s businesses effective January 1, 2002. Accordingly, we entered into an agreement with TCEH whereby we assumed responsibility for applicable pension and OPEB costs related to those personnel. In 2010, 2009 and 2008, we made cash contributions to EFH Corp.’s pension plan totaling $40 million, $66 million and $46 million, respectively and to the OPEB plan totaling $18 million, $18 million and $31 million, respectively. For further information on the EFH Corp. pension and OPEB plans, see Note 12 to Financial Statements and “Risk Factors - The costs of providing pension and OPEB and related funding requirements may have a material adverse effect on our results of operations and financial condition.”

Limited Partnership Interest

We have a 19.5% limited partnership interest, with a carrying value of $1 million and $3 million at December 31, 2010 and 2009, respectively, in an EFH Corp. subsidiary holding principally software-related assets. Equity losses related to this interest are reported in other deductions and totaled $2 million, $2 million and $4 million for the years ended December 31, 2010, 2009 and 2008, respectively. These losses primarily represent amortization of software assets held by the subsidiary.

Agreements with Oncor Members

Tax-Sharing Agreement

Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., we are generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return. See Note 1 to Financial Statements under “Income Taxes.” At December 31, 2010, we had amounts due from members under the agreement totaling $93 million ($72 million from EFH Corp. and $21 million from Texas Transmission and Investment LLC). We had amounts due to EFH Corp. related to income taxes totaling $8 million at December 31, 2009. Income tax payments to members in the year ended December 31, 2010 totaled $128 million, including $21 million in federal income tax-related payments to Texas Transmission and Investment LLC.

Pursuant to the terms of Investment LLC’s limited liability company agreement, Investment LLC dividends cash it receives from us to the holders of Class B Interests pro rata in accordance with their Class B Interests. See “Compensation Discussion and Analysis – Compensation Elements – Long-Term Incentives – Equity Interests Plan and Management Investment Opportunity” for a discussion of investments in Investment LLC by certain of our executive officers and “Director Compensation” for a discussion of investments in Investment LLC by certain of our independent directors. The amounts distributed by Investment LLC to the holders of Class B Interests consist of both (1) Investment LLC’s pro rata share of any dividends we pay to members with respect to our earnings, and (2) Investment LLC’s pro rata share of any amounts we pay to members pursuant to our obligations under the tax sharing agreement.

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

Registration Rights Agreement

In November 2008, we entered into a registration rights agreement (Registration Rights Agreement) by and among us, Oncor Holdings, Texas Transmission and EFH Corp. The Registration Rights Agreement grants customary registration rights to certain of our members. Subject to certain limitations set forth in the Registration Rights Agreement, these rights include, without limitation, the following: (i) the right of Oncor Holdings at any time, and after ten years from the date of the Registration Rights Agreement, the right of Texas Transmission, to demand that we register a specified amount of membership interests in accordance with the Securities Act of 1933, as amended; (ii) the right of both Oncor Holdings and Texas Transmission to demand registration of a specified amount of membership interests following an initial public offering; and (iii) the right of all members that are parties to the Registration Rights Agreement to have their membership interests registered if we propose to file a registration statement relating to an offering of membership interests (with certain exceptions).

Subject to certain exceptions, whenever we are required to effect the registration of any membership interests pursuant to the Registration Rights Agreement, we have agreed to use our best efforts to cause the applicable registration statement to become effective, and to keep each such registration statement effective until the earlier of (a) at least 180 days (or two years for a shelf registration statement) or (b) the time at which all securities registered under such registration statement have been sold.

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

Transactions with the Sponsor Group

In October 2007, we entered into our current $2 billion revolving credit facility with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of GS Capital Partners, a member of the Sponsor Group. Affiliates of GS Capital Partners have from time-to-time engaged in commercial banking transactions with us in the normal course of business.

Under the terms of our revolving credit facility, the commitments of the lenders to make loans to us are several and not joint. During each of the years ended December 31, 2010, 2009 and 2008, the largest principal amount outstanding under the revolving credit facility attributable to the lender commitments of affiliates of GS Capital Partners was $55 million, $25 million and $182 million, respectively. Interest rates under the credit facility for these periods ranged from 0.52% to 0.75%, 0.58% to 1.98% and 1.98% to 5.73%, respectively. At February 10, 2011, our outstanding borrowings under the credit facility attributable to the lender commitments of affiliates of GS Capital Partners totaled $17 million at an interest rate of 0.53%.

At each of December 31, 2010, 2009 and 2008, Oncor had outstanding borrowings under the credit facility attributable to the lender commitments of affiliates of GS Capital Partners totaling $15 million, $25 million and $15 million, respectively, with an interest rate of 0.53%, 0.58% and 1.98%, respectively, at the end of the respective period. See Note 6 to Financial Statements for additional information regarding the revolving credit facility.

Affiliates of the Sponsor Group have, and from time-to-time may (1) sell, acquire or participate in the offerings of our debt or debt securities in open market transactions or through loan syndications, and (2) perform various financial advisory, dealer, commercial banking and investment banking services for us and certain of our affiliates for which they have received or will receive customary fees and expenses.

Goldman, Sachs & Co. (Goldman), an affiliate of the Sponsor Group, served as a senior co-dealer manager in our offer to exchange up to an aggregate of $675 million outstanding senior secured notes for new senior secured notes (New Notes) in a private placement exchange that closed in October 2010 and received $285,000 in fees for its services in the transaction. In connection with the exchange offer, we entered into a registration rights agreement with Goldman and the other dealer managers in the exchange. Pursuant to the registration rights agreement, we agreed, subject to certain exceptions, to file a registration statement with the SEC with respect to a registered offer to exchange the New Notes for publicly registered notes, or under certain circumstances, a shelf registration statement to cover resales of the New Notes. We also agreed to file a registration statement containing a “market making prospectus” and to keep it effective, subject to certain exceptions, for a period of ten years after the issue date of the New Notes. This transaction was ratified by our Audit Committee in accordance with our related party transactions policy. See Note 7 to Financial Statements for additional information regarding the debt exchange.

In September 2010, we completed a $475 million senior secured notes private placement offering. In conjunction with the offering, we entered into a registration rights agreement with Barclays Capital Inc., Citigroup Global Markets Inc., Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers in the private placement. KKR Capital Markets LLC (KKR) served as a co-manager in the offering and received $125,000 in fees for its services in the transaction. Affiliates of KKR Capital Markets LLC collectively own an approximately 37% membership interest in the general partner of Texas Energy Future Holdings Limited Partnership (TEF), the parent of EFH Corp., as well as a limited partnership interest in TEF. Certain KKR Capital Markets LLC executives have interests in such affiliated entities. This transaction was ratified by our Audit Committee in accordance with our related party transactions policy.

In connection with our $1.5 billion senior secured notes (2008 Notes) private placement offering in September 2008, Goldman served as an initial purchaser and joint book-running manager and received $1.77 million in fees, and KKR served as an initial purchaser and co-manager and received $252,500 in fees from the transaction. We entered into a registration rights agreement with Credit Suisse Securities (USA) LLC, Goldman, J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the initial purchasers in the private placement. Pursuant to the registration statement, we agreed, subject to certain exceptions, to file a registration statement with the SEC with respect to a registered offer to exchange the 2008 Notes for publicly registered notes (Exchange Offer Registration Statement), or under certain circumstances, a shelf registration statement to cover resales of the 2008 Notes. We also agreed to file a registration statement containing a “market making prospectus” and to keep it effective, subject to certain exceptions, for a period of ten years after the issue date of the 2008 Notes. We filed both the Exchange Offer Registration Statement and a market making prospectus for the benefit of Goldman in 2009.

We have entered into, and may continue to enter into, arrangements with members of the Sponsor Group and/or their respective affiliates to use their products and services in the ordinary course of their business, which often result in revenues to members of the Sponsor Group or their respective affiliates in excess of $120,000 annually.

Agreements with Management and Directors

Consulting Agreement

We entered into a consulting agreement with Rob D. Trimble III effective upon his retirement from the company on April 1, 2010. Mr. Trimble served as our President until his retirement. Under the consulting agreement, Mr. Trimble serves as an advisor to our executive management and transitions his knowledge and experience to our management. The agreement expires March 31, 2012 and provides for an annual retainer of $150,000. Mr. Trimble was paid $150,000 for the consulting services he provided in 2010. During the term of the consulting agreement, we will also reimburse Mr. Trimble for the cost of financial planning services and an annual physical health examination. In 2010, we paid Mr. Trimble $8,875 and $1,624 for such financial planning services and physical health examination, respectively. Either party may terminate the agreement upon written notice to the other party. In the event Mr. Trimble terminates the consulting agreement, or in the event of certain terminations of the consulting agreement by us, Mr. Trimble will be required to reimburse to us a pro-rated portion of any retainer received for the year in which termination occurs.

Management Investment Opportunity

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

In addition, the management stockholder’s agreement gives us certain rights to repurchase the participant’s Class B Interests (1) if the participant terminates his employment without “good reason” (as defined in the management stockholder’s agreement) prior to October 10, 2012, at a price equal purchase price paid by the participant for the Class B Interests; or (2) if we terminate the participant’s employment for cause (as defined in the management stockholder’s agreement) or if the participant violates certain of his or her non-compete obligations, at a price equal to the lesser of the fair market value of the Class B Interests or the purchase price paid by the participant for the Class B Interests. The management stockholder’s agreement also gives the participant or the participant’s estate, as applicable, certain rights to compel our company to repurchase its Oncor equity interests and Class B Interests upon the death or disability of the participant for a price equal to the fair market value of the Oncor equity interests and Class B Interests. Generally, these rights will terminate on the earlier of a change in control of Oncor or October 10, 2012.

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

Sale Participation Agreements

The sale participation agreements entered into by members of our management and board of directors in connection with their investments in Investment LLC give us, Oncor Holdings and certain of Oncor Holdings’ investors drag-along rights in the event Oncor, Oncor Holdings or certain of Oncor Holdings’ investors engage in corporate transactions in which they sell a direct or indirect equity interest in Oncor. In addition, the sale participation agreement gives the participant tag-along rights in the event Oncor, Oncor Holdings or certain of Oncor Holdings’ investors engage in corporate transactions in which they sell a direct or indirect equity interest in Oncor. The form of sale participation agreement entered into by management is identical to the form of sale participation agreement entered into by directors, except with respect to termination of the agreement. In the case of management, the rights described in this paragraph will terminate on the earlier of (1) a change in control of Oncor or (2) the later of (a) October 10, 2012 or (b) certain public offerings of Oncor’s equity interests. In the case of directors, the rights described in this paragraph will terminate on the earlier of (i) a change in control of Oncor or (ii) the later of (x) five years from the date of the agreement or (y) certain public offerings of Oncor’s equity interests.

Director Independence

Our Limited Liability Company Agreement provides that six members of our board of directors must be deemed independent. For a director to be deemed independent, our board of directors must affirmatively determine that such director does not have a material relationship with Oncor or EFH Corp. or their respective successors and subsidiaries, any entity that controls or owns directly or indirectly more than 49% of the equity interests in Oncor, and certain other specified entities that directly or indirectly own securities of Oncor (collectively, the Non-Ring Fenced Entities). In addition, under our Limited Liability Company Agreement, to be deemed independent, a director must also meet the independence standards in Section 303A of the New York Stock Exchange Manual in all material respects. Our Limited Liability Company Agreement further provides that a director that otherwise meets these requirements will not be precluded from qualifying as independent if such director otherwise meets such criteria but (i) served as a director or shareholder of EFH Corp. prior to the October 2007 merger of Texas Energy Future Merger Sub Corp. with and into EFH Corp., (ii) indirectly or beneficially owns equity interests through a mutual fund or similar investment vehicle with respect to which the director does not have discretion or control over the investments held by such investment vehicle, (iii) directly or indirectly holds an amount of legal or beneficial stock in any of the Non-Ring Fenced Entities that is de minimis and which the other independent directors determine would not reasonably be expected to influence the judgment of such director in determining the interests of Oncor or its members, or (iv) is a ratepayer, supplier, creditor or independent contractor of, or a person who received any benefit from or provided any services to, Oncor, Oncor Holdings or any of the Non-Ring Fenced Entities, if the other independent directors determine that such relationship would not reasonably be expected to influence the judgment of the director in determining the interests of Oncor or its members.

In addition, our Limited Liability Company Agreement requires that two of the six independent members of our board of directors also meet additional independence qualifications. These directors, known as special independent directors, may not, during their service as a director or at any time in the five years preceding their appointment, be (i) a direct or indirect legal or beneficial owner in Oncor, Oncor Holdings or any of the Non-Ring Fenced Entities, (ii) a creditor; supplier; employee; officer; director; family member of any officer, employee or director; manager or contractor of Oncor, Oncor Holdings or any of the Non-Ring Fenced Entities, or (iii) a person who controls (directly, indirectly or otherwise) Oncor, Oncor Holdings or any of the Non-Ring Fenced Entities or any creditor, supplier, employee, officer, director, manager or contractor of Oncor, Oncor Holdings or any of the Non-Ring Fenced Entities. However, a director will not be precluded from being deemed a special independent director if such director otherwise meets the requirements but (i) indirectly or beneficially owns stock through a mutual fund or similar diversified investment vehicle (other than investment vehicles affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR), TPG Capital, L.P. or Goldman Sachs & Co.), or (ii) directly or indirectly legally or beneficially owns interests in a Non-Ring Fenced Entity, if such ownership does not exceed one percent of the net worth of such director. A special independent director may also serve as an independent director of Oncor Holdings or any of Oncor’s subsidiaries.

Our board of directors has determined that Ms. Brownell and Messrs. Estrada, Dunning, Ford, Hill and Wortham are independent directors under the standards in Section 303A of the New York Stock Exchange Manual and the other standards in our Limited Liability Company Agreement. Further, our board of directors has determined that each of Ms. Brownell and Mr. Hill qualifies as a special independent director under the standards set forth in our Limited Liability Company Agreement.

In July 2010, our board of directors created the position of Lead Independent Director and appointed Mr. Dunning to serve in that role. The Lead Independent Director presides at meetings of the independent directors, serves as a liaison to the EFH Corp. board of directors, and performs such duties and responsibilities as may be specified by the board.

Our board of directors has designated an Audit Committee, Nominating and Governance Committee and Organization and Compensation Committee to exercise certain powers and authorities of the board of the directors. Members of these committees are not required by our Limited Liability Company Agreement or board of directors to meet any independence standards. Mr. Liaw has served on the Organization and Compensation Committee since the committee’s inception, and Mr. Zucchet was appointed to such committee effective May 5, 2010. Mr. Byers was appointed to the Audit Committee effective December 19, 2008. Mr. Ferguson and Mr. Zucchet were appointed to the Nominating and Governance Committee effective February 15, 2011. None of Mr. Liaw, Mr. Zucchet, Mr. Byers, or Mr. Ferguson qualifies as an independent director for purposes of our Limited Liability Company Agreement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP has been our only independent auditor.

In February 2008, our Audit Committee adopted a policy relating to the engagement of our independent auditor. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, our independent auditor may be engaged to provide non-audit services as described herein. Prior to engagement, all services to be rendered by the independent auditor must be authorized by our Audit Committee in accordance with pre-approval procedures which are defined in the policy. The pre-approval procedures require:

1.	the annual review and pre-approval by our Audit Committee of all anticipated audit and non-audit services, and

2.	the quarterly pre-approval by our Audit Committee of services, if any, not previously approved and the review of the status of previously approved services.

Our Audit Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed in 2010 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (Deloitte & Touche) were pre-approved by our Audit Committee.

The policy defines those non-audit services which our independent auditor may also be engaged to provide as follows:

1.	Audit-related services, including:

a.	due diligence, accounting consultations and audits related to mergers, acquisitions and divestitures;

b.	employee benefit plan and political action plan audits;

c.	accounting and financial reporting standards consultation;

d.	internal control reviews, and

e.	attest services, including agreed-upon procedures reports that are not required by statute or regulation.

2.	Tax-related services, including:

a.	tax compliance;

b.	general tax consultation and planning;

c.	tax advice related to mergers, acquisitions and divestitures, and

d.	communications with and request for rulings from tax authorities.

3.	Other services, including:

a.	process improvement, review and assurance;

b.	litigation and rate case assistance;

c.	forensic and investigative services, and

d.	training services.

The policy prohibits us from engaging our independent auditor to provide:

1.	bookkeeping or other services related to our accounting records or financial statements;

2.	financial information systems design and implementation services;

3.	appraisal or valuation services, fairness opinions or contribution-in-kind reports;

4.	actuarial services;

5.	internal audit outsourcing services;

6.	management or human resources functions;

7.	broker-dealer, investment advisor or investment banking services;

8.	legal and expert services unrelated to the audit, and

9.	any other service that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible.

In addition, the policy prohibits our independent auditor from providing tax or financial planning advice to any of our officers.

The policy also contains the following standard of conduct for our independent auditor related to staffing and conducting its annual audit:

1.	no member performing the audit of our financial statements will be under the direction of the lead member of such firm conducting the financial statement audit work for EFH Corp.;

2.	the audit team will reach its own conclusions as to the sufficiency and adequacy of the audit procedures necessary to conduct the audit;

3.	the audit team accepts the sole responsibility for the opinion on our financial statements;

4.	the audit team may use other EFH Corp. auditors as a service provider;

5.	the audit team may consider the EFH Corp. Sarbanes-Oxley Act compliance audit team as a service provider;

6.	the audit team may consider the EFH Corp. tax compliance audit team as a service provider;

7.	the audit team is not prohibited from sharing the results of its audit procedures or conclusions with the EFH Corp. audit team so that an opinion on EFH Corp.’s consolidated financial statements can be rendered;

8.	our independent auditor shall be bound by the professional standards and the Rules for the Accounting Profession of the Texas State Board of Public Accountancy regarding confidentiality of client information;

9.	the audit team will have a separate engagement letter with the Audit Committee and will render separate billings for audit work pursuant to such contract directly to our designated employee, and

10.	the audit team will address its reports to our Audit Committee, board of directors and/or management team as appropriate.

Compliance with our Audit Committee’s policy relating to the engagement of Deloitte & Touche is monitored on behalf of our Audit Committee by our chief internal audit executive. Reports from Deloitte & Touche and the chief internal audit executive describing the services provided by Deloitte & Touche and fees for such services are provided to our Audit Committee no less often than quarterly.

For the years ended December 31, 2010 and 2009, fees billed (in US dollars) to us by Deloitte & Touche were as follows:

	2010	2009
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$1,518,000	$1,364,000

Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	110,000	286,000

Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	—	—

All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews and litigation and rate case assistance	—	—

Total	$1,628,000	$1,650,000

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits:

Exhibits	Previously Filed* With File Number	As Exhibit
3(i)	Articles of Incorporation

3(a)	333-100240 Form 10-Q (filed November 14, 2007)	3(a)	—	Certificate of Formation of Oncor Electric Delivery Company LLC.

3(ii)	By-laws

3(b)	333-100240 Form 10-Q (filed November 6, 2008)	3(a)	—	Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, dated as of November 5, 2008, by and among Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Oncor Management Investment LLC.

3(c)	333-100240 2008 Form 10-K (filed March 3, 2009)	3(c)	—	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, entered into as of February 18, 2009, by and among Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Oncor Management Investment LLC

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.

4(b)	001-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(c)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2012 and 7.000% Senior Notes due 2032.

4(d)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2015 and 7.250% Senior Notes due 2033.

4(e)	333-100240 Form 10-Q (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated May 15, 2008, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

Exhibits	Previously Filed* With File Number	As Exhibit
4(f)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.

4(g)	333-100240 Form 10-Q (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated May 15, 2008, to Indenture and Deed of Trust, dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(h)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 5% Debentures due 2007 and 7% Debentures due 2022.

4(i)	333-100240 Form 8-K (filed September 9, 2008)	4.1	—	Officer’s Certificate, dated September 8, 2008, establishing the terms of Oncor Electric Delivery Company LLC’s 5.95% Senior Secured Notes due 2013, 6.80% Senior Secured Notes due 2018 and 7.50% Senior Secured Notes due 2038.

4(j)	333-100240 Form 10-Q (filed November 6, 2008)	4(c)	—	Investor Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

4(k)	333-100240 Form 10-Q (filed November 6, 2008)	4(d)	—	Registration Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Energy Future Holdings Corp. and Texas Transmission Investment LLC.

4(l)	333-100240 Form 10-Q (filed May 15, 2008)	4(a)	—	Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, by Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York, as Collateral Agent.

4(m)	333-100240 2008 Form 10-K (filed March 3, 2009)	4(n)	—	First Amendment to Deed of Trust, dated as of March 2, 2009, by and between Oncor Electric Delivery Company LLC and The Bank of New York Mellon (formerly The Bank of New York) as Trustee and Collateral Agent.

4(n)	333-100240 Form 8-K (filed September 3, 2010)	10.1	—	Second Amendment to Deed of Trust, Security Agreement and Fixture Filing dated as of September 3, 2010 by and between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon, as Collateral Agent.

4(o)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer’s Certificate, dated September 13, 2010, establishing the terms of Oncor’s 5.25% Senior Secured Notes due 2040.

4(p)	333-100240 Form 8-K (filed September 16, 2010)	4.2	—	Registration Rights Agreement, dated September 13, 2010, among Oncor and the representatives of the initial purchasers of Oncor’s 5.25% Senior Secured Notes due 2040.

Exhibits	Previously Filed* With File Number	As Exhibit
4(q)	333-100240 Form 8-K (filed October 12, 2010)	4.1	—	Officer’s Certificate, dated October 8, 2010, establishing the terms of Oncor’s 5.00% Senior Secured Notes due 2017 and 5.75% Senior Secured Notes due 2020.

4(r)	333-100240 Form 8-K (filed October 12, 2010)	4.2	—	Registration Rights Agreement, dated October 8, 2010, among Oncor and the dealer managers named therein.

(10)	Material Contracts.

	Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)	333-100240 2007 Form 10-K (filed March 31, 2008)	10(i)	—	Oncor Electric Delivery Company LLC Non-employee Director Compensation Arrangement.

10(b)	001-12833 Form 8-K (filed May 23, 2005)	10.6	—	Energy Future Holdings Corp. Executive Change in Control Policy effective May 20, 2005.

10(c)	333-153529 Amendment No. 2 to Form S-4 (filed December 23, 2008)	10(p)	—	Amendment to the Energy Future Holdings Corp. Executive Change in Control Policy, dated December 23, 2008.

10(d)	001-12833 2010 Form 10-K (filed February 18, 2011)	10(c)	—	Amendment to the Energy Future Holdings Corp. Executive Change in Control Policy, dated December 20, 2010.

10(e)	001-12833 Form 8-K (filed May 23, 2005)	10.7	—	Energy Future Holdings Corp. 2005 Executive Severance Plan.

10(f)	333-153529 Amendment No. 2 to Form S-4 (filed December 23, 2008)	10(n)	—	Amendment to the Energy Future Holdings Corp. 2005 Executive Severance Plan and Summary Plan Description, dated December 23, 2008.

10(g)	001-12833 2010 Form 10-K (filed February 18, 2011)	10(f)	—	Amendment to the Energy Future Holdings Corp. 2005 Executive Severance Plan and Summary Plan Description, dated December 10, 2010.

10(h)	333-100240 Form 8-K (filed February 23, 2009)	10.1	—	Form of Management Stockholder Agreement (Senior Management Form)

10(i)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(l)	—	Form of Director Stockholder’s Agreement.

10(j)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(m)	—	Form of Director Sale Participation Agreement.

10(k)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(n)	—	Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan.

Exhibits	Previously Filed* With File Number	As Exhibit
10(l)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(o)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Director Stock Appreciation Rights Plan.

10(m)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(p)	—	2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its affiliates.

10(n)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(q)	—	Form of Sale Participation Agreement (Management Form).

10(o)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(r)	—	Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan.

10(p)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(s)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Stock Appreciation Rights Plan.

10(q)	333-100240 Form 8-K (filed August 24, 2009)	10.1	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Annual Incentive Plan

10(r)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(p)	—	Oncor Salary Deferral Program

10(s)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(q)	—	Oncor Supplemental Retirement Plan

10(t)	001-12833 2005 Form 10-K (filed March 6, 2006)	10(gg)	—	EFH Split Dollar Life insurance Program, as amended and restated, executed March 2, 2006, effective as of May 20, 2005.

10(u)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(n)	—	Amendment to the EFH Split Dollar Life insurance Program, effective as of October 10, 2007.

10(v)	333-100240 Form 8-K (filed April 7, 2010)	10.1	—	Contract for Services by and between Oncor Electric Delivery Company LLC and Rob D. Trimble, III.

10(w)			—	Oncor Electric Delivery Company LLC Executive Change in Control Policy.

10(x)			—	Oncor Electric Delivery Company LLC Executive Severance Plan and Summary Plan Description.

10(y)			—	Oncor Electric Delivery Company LLC Second Amended and Restated Executive Annual incentive Plan.

Exhibits	Previously Filed* With File Number	As Exhibit
Credit Agreements

10(z)	333-100240 Form 10-Q (filed November 14, 2007)	10(a)	—	$2,000,000,000 Revolving Credit Agreement, dated as of October 10, 2007, among Oncor Electric Delivery Company LLC, as the borrower, the several lenders from time-to-time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, fronting bank and swingline lender, Citibank, N.A., as syndication agent and fronting bank, Credit Suisse, Cayman Islands Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Morgan Stanley Senior Funding, Inc. as co-documentation agents, J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and bookrunners.

Other Material Contracts

10(aa)	333-100240 2004 Form 10-K (filed March 23, 2005)	10(i)	—	Agreement, dated as of March 10, 2005, by and between Oncor Electric Delivery Company LLC and TXU Energy Company LLC allocating to Oncor Electric Delivery Company LLC the pension and post-retirement benefit costs for all Oncor Electric Delivery Company LLC employees who had retired or had terminated employment as vested employees prior to January 1, 2002.

10(ab)	333-100240 Form 10-Q (filed November 6, 2008)	10(b)	—	Amended and Restated Tax Sharing Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Oncor Management Investment LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(ac)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUCT in Docket No. 34077.

10(ad)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(fff)	—	Amendment to Stipulation Regarding Section 1, Paragraph 35 and Exhibit B in Docket No. 34077.

10(ae)			—	PUCT Order on Rehearing in Docket No. 34077

(12)	Statement Regarding Computation of Ratios.

12(a)			—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.

(21)	Subsidiaries of the Registrant.

21(a)			—	Subsidiaries of Oncor Electric Delivery Company LLC.

Exhibits	Previously Filed* With File Number	As Exhibit
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	—	Financing Order.

99(b)	333-91935 Form S-3 (filed July 1, 2003)	99(b)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated May 21, 2002.

99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(c)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated February 18, 2000.

*	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOR ELECTRIC DELIVERY COMPANY LLC

Date: February 17, 2011

	By	/s/ ROBERT S. SHAPARD
(Robert S. Shapard, Chairman of the Board and Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Company LLC and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT S. SHAPARD	Principal Executive	February 17, 2011
(Robert S. Shapard, Chairman of the Board and Chief Executive)	Officer and Director

/s/ DAVID M. DAVIS	Principal Financial Officer	February 17, 2011
(David M. Davis, Senior Vice President and Chief Financial Officer)

/s/ RICHARD C. HAYS	Principal Accounting Officer	February 17, 2011
(Richard C. Hays, Controller)

/s/ NORA MEAD BROWNELL	Director	February 17, 2011
(Nora Mead Brownell)

/s/ RICHARD C. BYERS	Director	February 17, 2011
(Richard C. Byers)

/s/ THOMAS M. DUNNING	Director	February 17, 2011
(Thomas M. Dunning)

/s/ ROBERT A. ESTRADA	Director	February 17, 2011
(Robert A. Estrada)

/s/ THOMAS D. FERGUSON	Director	February 17, 2011
(Thomas D. Ferguson)

/s/ MONTE E. FORD	Director	February 17, 2011
(Monte E. Ford)

/s/ WILLIAM T. HILL, JR.	Director	February 17, 2011
(William T. Hill, Jr.)

/s/ JEFFREY LIAW	Director	February 17, 2011
(Jeffrey Liaw)

/s/ RICHARD W. WORTHAM III	Director	February 17, 2011
(Richard W. Wortham III)

/s/ STEVEN J. ZUCCHET	Director	February 17, 2011
(Steven J. Zucchet)

EXHIBIT INDEX

Exhibits	Previously Filed* With File Number	As Exhibit
3(i)	Articles of Incorporation

3(a)	333-100240 Form 10-Q (filed November 14, 2007)	3(a)	—	Certificate of Formation of Oncor Electric Delivery Company LLC.

3(ii)	By-laws

3(b)	333-100240 Form 10-Q (filed November 6, 2008)	3(a)	—	Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, dated as of November 5, 2008, by and among Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Oncor Management Investment LLC.

3(c)	333-100240 2008 Form 10-K (filed March 3, 2009)	3(c)	—	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, entered into as of February 18, 2009, by and among Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Oncor Management Investment LLC

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.

4(b)	001-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(c)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2012 and 7.000% Senior Notes due 2032.

4(d)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2015 and 7.250% Senior Notes due 2033.

4(e)	333-100240 Form 10-Q (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated May 15, 2008, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(f)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.

4(g)	333-100240 Form 10-Q (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated May 15, 2008, to Indenture and Deed of Trust, dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

Exhibits	Previously Filed* With File Number	As Exhibit
4(h)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 5% Debentures due 2007 and 7% Debentures due 2022.

4(i)	333-100240 Form 8-K (filed September 9, 2008)	4.1	—	Officer’s Certificate, dated September 8, 2008, establishing the terms of Oncor Electric Delivery Company LLC’s 5.95% Senior Secured Notes due 2013, 6.80% Senior Secured Notes due 2018 and 7.50% Senior Secured Notes due 2038.

4(j)	333-100240 Form 10-Q (filed November 6, 2008)	4(c)	—	Investor Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

4(k)	333-100240 Form 10-Q (filed November 6, 2008)	4(d)	—	Registration Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Energy Future Holdings Corp. and Texas Transmission Investment LLC.

4(l)	333-100240 Form 10-Q (filed May 15, 2008)	4(a)	—	Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, by Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York, as Collateral Agent.

4(m)	333-100240 2008 Form 10-K (filed March 3, 2009)	4(n)	—	First Amendment to Deed of Trust, dated as of March 2, 2009, by and between Oncor Electric Delivery Company LLC and The Bank of New York Mellon (formerly The Bank of New York) as Trustee and Collateral Agent.

4(n)	333-100240 Form 8-K (filed September 3, 2010)	10.1	—	Second Amendment to Deed of Trust, Security Agreement and Fixture Filing dated as of September 3, 2010 by and between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon, as Collateral Agent.

4(o)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer’s Certificate, dated September 13, 2010, establishing the terms of Oncor’s 5.25% Senior Secured Notes due 2040.

4(p)	333-100240 Form 8-K (filed September 16, 2010)	4.2	—	Registration Rights Agreement, dated September 13, 2010, among Oncor and the representatives of the initial purchasers of Oncor’s 5.25% Senior Secured Notes due 2040.

4(q)	333-100240 Form 8-K (filed October 12, 2010)	4.1	—	Officer’s Certificate, dated October 8, 2010, establishing the terms of Oncor’s 5.00% Senior Secured Notes due 2017 and 5.75% Senior Secured Notes due 2020.

4(r)	333-100240 Form 8-K (filed October 12, 2010)	4.2	—	Registration Rights Agreement, dated October 8, 2010, among Oncor and the dealer managers named therein.

Exhibits	Previously Filed* With File Number	As Exhibit
(10)	Material Contracts.

Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)	333-100240 2007 Form 10-K (filed March 31, 2008)	10(i)	—	Oncor Electric Delivery Company LLC Non-employee Director Compensation Arrangement.

10(b)	001-12833 Form 8-K (filed May 23, 2005)	10.6	—	Energy Future Holdings Corp. Executive Change in Control Policy effective May 20, 2005.

10(c)	333-153529 Amendment No. 2 to Form S-4 (filed December 23, 2008)	10(p)	—	Amendment to the Energy Future Holdings Corp. Executive Change in Control Policy, dated December 23, 2008.

10(d)	001-12833 2010 Form 10-K (filed February 18, 2011)	10(c)	—	Amendment to the Energy Future Holdings Corp. Executive Change in Control Policy, dated December 20, 2010.

10(e)	001-12833 Form 8-K (filed May 23, 2005)	10.7	—	Energy Future Holdings Corp. 2005 Executive Severance Plan.

10(f)	333-153529 Amendment No. 2 to Form S-4 (filed December 23, 2008)	10(n)	—	Amendment to the Energy Future Holdings Corp. 2005 Executive Severance Plan and Summary Plan Description, dated December 23, 2008.

10(g)	001-12833 2010 Form 10-K (filed February 18, 2011)	10(f)	—	Amendment to the Energy Future Holdings Corp. 2005 Executive Severance Plan and Summary Plan Description, dated December 10, 2010.

10(h)	333-100240 Form 8-K (filed February 23, 2009)	10.1	—	Form of Management Stockholder Agreement (Senior Management Form)

10(i)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(l)	—	Form of Director Stockholder’s Agreement.

10(j)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(m)	—	Form of Director Sale Participation Agreement.

10(k)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(n)	—	Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan.

10(l)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(o)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Director Stock Appreciation Rights Plan.

10(m)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(p)	—	2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its affiliates.

Exhibits	Previously Filed* With File Number	As Exhibit
10(n)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(q)	—	Form of Sale Participation Agreement (Management Form).

10(o)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(r)	—	Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan.

10(p)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(s)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Stock Appreciation Rights Plan.

10(q)	333-100240 Form 8-K (filed August 24, 2009)	10.1	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Annual Incentive Plan

10(r)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(p)	—	Oncor Salary Deferral Program

10(s)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(q)	—	Oncor Supplemental Retirement Plan

10(t)	001-12833 2005 Form 10-K (filed March 6, 2006)	10(gg)	—	EFH Split Dollar Life insurance Program, as amended and restated, executed March 2, 2006, effective as of May 20, 2005.

10(u)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(n)	—	Amendment to the EFH Split Dollar Life insurance Program, effective as of October 10, 2007.

10(v)	333-100240 Form 8-K (filed April 7, 2010)	10.1	—	Contract for Services by and between Oncor Electric Delivery Company LLC and Rob D. Trimble, III.

10(w)			—	Oncor Electric Delivery Company LLC Executive Change in Control Policy.

10(x)			—	Oncor Electric Delivery Company LLC Executive Severance Plan and Summary Plan Description.

10(y)			—	Oncor Electric Delivery Company LLC Second Amended and Restated Executive Annual incentive Plan.

Exhibits	Previously Filed* With File Number	As Exhibit
Credit Agreements

10(z)	333-100240 Form 10-Q (filed November 14, 2007)	10(a)	—	$2,000,000,000 Revolving Credit Agreement, dated as of October 10, 2007, among Oncor Electric Delivery Company LLC, as the borrower, the several lenders from time-to-time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, fronting bank and swingline lender, Citibank, N.A., as syndication agent and fronting bank, Credit Suisse, Cayman Islands Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Morgan Stanley Senior Funding, Inc. as co-documentation agents, J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and bookrunners.

Other Material Contracts

10(aa)	333-100240 2004 Form 10-K (filed March 23, 2005)	10(i)	—	Agreement, dated as of March 10, 2005, by and between Oncor Electric Delivery Company LLC and TXU Energy Company LLC allocating to Oncor Electric Delivery Company LLC the pension and post-retirement benefit costs for all Oncor Electric Delivery Company LLC employees who had retired or had terminated employment as vested employees prior to January 1, 2002.

10(ab)	333-100240 Form 10-Q (filed November 6, 2008)	10(b)	—	Amended and Restated Tax Sharing Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Oncor Management Investment LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(ac)	1-12833 2007 Form 10-K (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUCT in Docket No. 34077.

10(ad)	1-12833 2007 Form 10-K (filed March 31, 2008)	10(fff)	—	Amendment to Stipulation Regarding Section 1, Paragraph 35 and Exhibit B in Docket No. 34077.

10(ae)			—	PUCT Order on Rehearing in Docket No. 34077

(12)	Statement Regarding Computation of Ratios.

12(a)			—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.

(21)	Subsidiaries of the Registrant.

21(a)			—	Subsidiaries of Oncor Electric Delivery Company LLC.

Exhibits	Previously Filed* With File Number	As Exhibit
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	—	Financing Order.

99(b)	333-91935 Form S-3 (filed July 1, 2003)	99(b)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated May 21, 2002.

99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(c)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated February 18, 2000.

*	Incorporated herein by reference.

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of Oncor Electric Delivery Company LLC during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2010.