Form 10-Q
period 2011-03-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2011-04-29
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

— OR —

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-100240

Oncor Electric Delivery Company LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2967830
(State of Organization)	(I.R.S. Employer Identification No.)

1616 Woodall Rodgers Fwy., Dallas, TX 75202	(214) 486-2000
(Address of Principal Executive Offices)	(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes       No      (The registrant is not currently required to submit such files.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      Accelerated filer      Non-Accelerated filer ✓ Smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No ✓

At April 28, 2011, 80.03% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.22% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors. None of the membership interests are publicly traded.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2010 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2010

Bondco

Refers to Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned consolidated bankruptcy-remote financing subsidiary of Oncor that has issued securitization (transition) bonds to recover certain regulatory assets and other costs.

CREZ	Competitive Renewable Energy Zone

Deed of Trust

Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, made by Oncor to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, formerly The Bank of New York), as collateral agent, as amended

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

Investment LLC

Refers to Oncor Management Investment LLC, a limited liability company and minority membership interest owner (approximately 0.22%) of Oncor, whose managing member is Oncor and whose Class B Interests are owned by certain members of the management team and independent directors of Oncor.

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

Oncor Holdings

Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner (approximately 80.03%) of Oncor, and/or its subsidiaries, depending on context.

Oncor Plan	Refers to the Oncor Supplemental Retirement Plan.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor.

OPEB	other postretirement employee benefits

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

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(millions of dollars)
Operating revenues:
Affiliated	$239	$264
Nonaffiliated	467	439

Total operating revenues	706	703

Operating expenses:
Third-party transmission service	103	98
Operation and maintenance	155	151
Depreciation and amortization	172	166
Provision in lieu of income taxes	34	41
Taxes other than amounts related to income taxes	97	94

Total operating expenses	561	550

Operating income	145	153

Other income and deductions:
Other income (Note 9)	8	11
Other deductions	2	2
Nonoperating provision in lieu of income taxes	6	7

Interest income	10	10

Interest expense and related charges (Note 9)	90	86

Net income	$65	$79

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(millions of dollars)
Cash flows — operating activities:
Net income	$65	$79
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	176	167
Provision in lieu of deferred income taxes – net	74	(4)
Amortization of investment tax credits	(1)	(1)
Other – net	—	(1)
Changes in operating assets and liabilities:
Deferred advanced metering system revenues (Note 2)	(2)	5
Other operating assets and liabilities	(156)	(59)

Cash provided by operating activities	156	186

Cash flows — financing activities:
Repayments of long-term debt (Note 4)	(25)	(24)
Net increase in short-term borrowings (Note 3)	139	140
Distributions to members (Note 6)	(20)	(37)
Decrease in income tax-related note receivable from TCEH (Note 8)	9	9
Debt discount, financing and reacquisition expenses – net	(1)	(1)

Cash provided by financing activities	102	87

Cash flows — investing activities:
Capital expenditures	(285)	(270)
Other	6	(8)

Cash used in investing activities	(279)	(278)

Net change in cash and cash equivalents	(21)	(5)

Cash and cash equivalents — beginning balance	33	28

Cash and cash equivalents — ending balance	$12	$23

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At March 31, 2011	At December 31, 2010
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$12	$33
Restricted cash — Bondco (Note 9)	56	53
Trade accounts receivable from nonaffiliates - net (Note 9)	275	254
Trade accounts and other receivables from affiliates	177	182
Amounts receivable from members related to income taxes (Note 8)	88	93
Materials and supplies inventories — at average cost	102	96
Prepayments	77	75
Other current assets	4	2

Total current assets	791	788

Restricted cash — Bondco (Note 9)	16	16
Receivable from nuclear decommissioning trust (Note 8)	225	206
Investments and other property (Note 9)	74	78
Property, plant and equipment - net (Note 9)	9,851	9,676
Goodwill (Note 9)	4,064	4,064
Note receivable due from TCEH (Note 8)	169	178
Regulatory assets - net — Oncor (Note 2)	1,212	1,266
Regulatory assets - net — Bondco (Note 2)	498	516
Other noncurrent assets (Note 8)	91	58

Total assets	$16,991	$16,846

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Short-term borrowings (Note 3)	$516	$377
Long-term debt due currently — Bondco (Note 4)	114	113
Trade accounts payable	147	125
Accrued taxes other than amounts related to income	69	133
Accrued interest	61	108
Other current liabilities	103	109

Total current liabilities	1,010	965

Long-term debt, less amounts due currently — Oncor (Note 4)	4,784	4,783
Long-term debt, less amounts due currently — Bondco (Note 4)	525	550
Liability in lieu of deferred income taxes	1,900	1,827
Investment tax credits	31	32
Other noncurrent liabilities and deferred credits (Note 9)	1,708	1,701

Total liabilities	9,958	9,858

Commitments and Contingencies (Note 5)

Membership interests (Note 6):
Capital account — number of interests outstanding 2011 and 2010 – 635,000,000	7,035	6,990
Accumulated other comprehensive loss	(2)	(2)

Total membership interests	7,033	6,988

Total liabilities and membership interests	$16,991	$16,846

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Description of Business

References in this report to “we,” “our,” “us” and “the company” are to Oncor and/or its subsidiary as apparent in the context. See “Glossary” for definition of terms and abbreviations.

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 34% and 38% of total revenues for the three months ended March 31, 2011 and 2010, respectively. We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp. EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group. Oncor Holdings owns 80.03% of our membership interests, Texas Transmission owns 19.75% of our membership interests and certain members of our management team and board of directors indirectly own the remaining membership interests through Investment LLC. We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

Basis of Presentation

Our condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in our 2010 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in our 2010 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

	Remaining Rate Recovery/Amortization Period At March 31, 2011	Carrying Amount
		March 31, 2011	December 31, 2010
Regulatory assets:
Generation-related regulatory assets securitized by transition bonds (a)(f) Bonds (a) (f)	5 years	$620	$647
Employee retirement costs	4 years	59	63
Employee retirement costs to be reviewed (b)(c)	To be determined	89	75
Employee retirement liability (a)(c)(d)	To be determined	887	910
Self-insurance reserve (primarily storm recovery costs) — net	6 years	112	117
Self-insurance reserve to be reviewed (b)(c)	To be determined	141	135
Securities reacquisition costs (pre-industry restructure)	6 years	54	55
Securities reacquisition costs (post-industry restructure) — net	Terms of related debt	1	1
Recoverable amounts in lieu of deferred income taxes — net	Life of related asset or liability	114	117
Rate case expenses (a)	Largely 3 years	5	6
Rate case expenses to be reviewed (b)(c)	To be determined	7	4
Advanced meter customer education costs (c)	9 years	8	8
Deferred conventional meter depreciation	9 years	72	60
Energy efficiency performance bonus (a)	Not applicable	8	11
Deferred third-party transmission service (a)(c)	1 year	14	8

Total regulatory assets		2,191	2,217

Regulatory liabilities:
Nuclear decommissioning cost over-recovery (a)(c)(e)	Not applicable	225	206
Estimated removal costs	Life of utility plant	59	28
Committed spending for demand-side management initiatives (a)	2 years	48	53
Deferred advanced metering system revenues	9 years	66	68
Investment tax credit and protected excess deferred taxes	Various	37	39
Over-collection of transition bond revenues (a)(f)	5 years	32	33
Energy efficiency programs (a)	Not applicable	14	8

Total regulatory liabilities		481	435

Net regulatory asset		$1,710	$1,782

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Costs incurred since the period covered under the last rate review.
(c)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(d)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(e)	Offset by an intercompany receivable from TCEH. See Note 8.
(f)

Bondco net regulatory assets of $498 million at March 31, 2011 consisted of $530 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $32 million. Bondco net regulatory assets of $516 million at December 31, 2010 consisted of $549 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $33 million.

3.	BORROWINGS UNDER CREDIT FACILITIES

At March 31, 2011, we had a $2.0 billion secured revolving credit facility, expiring October 10, 2013, to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances. We may request increases in the commitments under the facility in any amount up to $500 million, subject to the satisfaction of certain conditions. Amounts borrowed under the facility, once repaid, can be borrowed again from time to time. Borrowings are classified as short-term on the balance sheet.

The credit facility is secured equally and ratably with all of our other secured indebtedness by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity. The property is mortgaged under the Deed of Trust.

At March 31, 2011, we had outstanding borrowings under the credit facility totaling $516 million with an interest rate of 0.51% and outstanding letters of credit totaling $5 million. At December 31, 2010, we had outstanding borrowings under the credit facility totaling $377 million with an interest rate of 0.53% and outstanding letters of credit totaling $6 million. All outstanding borrowings at March 31, 2011 bear interest at LIBOR plus 0.275%, letters of credit bear interest at 0.275%, and a facility fee is payable (currently at a rate per annum equal to 0.100%) on the commitments under the facility, each based on our current credit ratings.

Subject to the limitations described below, borrowing capacity available under the credit facility at March 31, 2011 and December 31, 2010 was $1.357 billion and $1.495 billion, respectively. The availability at both dates excludes $122 million of commitments from a subsidiary of Lehman Brothers Holding Inc. that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. As described further in Note 7 to Financial Statements included in our 2010 Form 10-K, the Deed of Trust permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the fair value of certain property additions that could be certified to the Deed of Trust collateral agent. At March 31, 2011, the available bond credits were approximately $1.247 billion and the amount of additional potential indebtedness that could be secured by property additions, subject to a certification process, was $1.148 billion. See Note 6 to Financial Statements included in our 2010 Form 10-K for additional information.

4.	LONG-TERM DEBT

At March 31, 2011 and December 31, 2010, our long-term debt consisted of the following:

	March 31, 2011	December 31, 2010
Oncor (a):
6.375% Fixed Senior Notes due May 1, 2012	$376	$376
5.950% Fixed Senior Notes due September 1, 2013	524	524
6.375% Fixed Senior Notes due January 15, 2015	500	500
5.000% Fixed Senior Notes due September 30, 2017	324	324
6.800% Fixed Senior Notes due September 1, 2018	550	550
5.750% Fixed Senior Notes due September 30, 2020	126	126
7.000% Fixed Debentures due September 1, 2022	800	800
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
Unamortized discount	(41)	(42)

Total Oncor	4,784	4,783

Oncor Electric Delivery Transition Bond Company LLC (b):
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	76	101
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	131	131
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290
Unamortized fair value discount related to transition bonds	(3)	(4)
Less amount due currently	(114)	(113)

Total Oncor Electric Delivery Transition Bond Company LLC	525	550

Total long-term debt	$5,309	$5,333

(a)

Secured by first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness. See “Deed of Trust Amendment” in Note 7 to Financial Statements included in our 2010 Form 10-K for additional information.

(b)	The transition bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt Repayments in 2011

Repayments of long-term debt in the three months ended March 31, 2011 totaled $25 million in scheduled transition bond principal payments.

Fair Value of Long-Term Debt

The estimated fair value of our long-term debt (including current maturities) totaled $6.029 billion and $6.136 billion at March 31, 2011 and December 31, 2010, respectively, and the carrying amount totaled $5.423 billion and $5.446 billion, respectively. The fair value is estimated at the lesser of either the call price or the market value as determined by quoted market prices.

5.	COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions as discussed below.

We are the lessee under various operating leases that obligate us to guarantee the residual values of the leased assets. At March 31, 2011, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $6 million. These leased assets consist primarily of vehicles used in distribution activities. The average life of the residual value guarantees under the lease portfolio is approximately two years.

In June 2010, for the purpose of obtaining greater access to materials, we guaranteed the repayment of borrowings under a nonaffiliated party’s $20 million credit facility maturing on June 7, 2011. The nonaffiliated party’s borrowings under the credit facility are limited to inventory produced solely to satisfy the terms of a contract with us. We would be entitled to the related inventory upon repayment of the credit facility (or payment to the nonaffiliated party). At March 31, 2011, the nonaffiliated party had no borrowings under the facility.

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

The second issue is the San Antonio City Public Service Board’s (CPSB) claim that the PUCT did not have the authority to reduce CPSB’s requested Transmission Cost of Service (TCOS) revenue requirement. CPSB’s initial TCOS rate was in effect from 1997 through 2000. Since the period of January 1997 through August 1999 is incorporated in the joint settlement, CPSB’s remaining claim is for the period of September 1999 through December 2000. In January 2011, CPSB made a filing with the PUCT (PUCT Docket No. 39068), seeking an additional $22 million of TCOS revenue, including interest, for the 16-month period. If CPSB prevails, we would be responsible for approximately $11 million of the request. We have intervened in the proceeding and anticipate that multiple parties will oppose CPSB’s request.

At this time, we cannot predict the outcome of these two matters.

We are involved in various other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows. See Note 8 to Financial Statements included in our 2010 Form 10-K for additional information.

6.	MEMBERSHIP INTERESTS

Cash Distributions

On April 27, 2011, our board of directors declared a cash distribution of $20 million to be paid to our members on April 28, 2011. In February 2011, our board of directors declared and we paid a cash distribution of $20 million to our members.

Distributions are limited to our cumulative net income and may not be paid except to the extent we maintain a required regulatory capital structure, as discussed below. At March 31, 2011, $83 million was eligible to be distributed to our members after taking into account these restrictions.

For the period beginning October 11, 2007 and ending December 31, 2012, our cash distributions (other than distributions of the proceeds of any issuance of limited liability company units) are limited by the Limited Liability Company Agreement and a stipulation agreement with the PUCT to an amount not to exceed our cumulative net income determined in accordance with US GAAP, as adjusted by applicable orders of the PUCT. Such adjustments include the removal of noncash impacts of purchase accounting (to date, consists of removing the effect of the 2008 $860 million goodwill impairment charge and the cumulative amount of net accretion of fair value adjustments) and deducting two specific cash commitments (the $72 million ($46 million after tax) one-time refund to customers in September 2008 and funds spent as part of the $100 million commitment for additional energy efficiency initiatives of which $52 million ($34 million after tax) has been spent through March 31, 2011). The goodwill impairment charge and refund are described in Notes 2 and 3 to Financial Statements included in our 2010 Form 10-K. At March 31, 2011, $177 million of membership interests was available for distribution under the cumulative net income restriction.

Distributions are further limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At March 31, 2011, our regulatory capitalization ratio was 59.4% debt and 40.6% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes transition bonds issued by Bondco. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of purchase accounting (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization). At March 31, 2011, $83 million of membership interests was available for distribution under the capital structure restriction.

Membership Interests

At March 31, 2011, our ownership was as follows: 80.03% held by Oncor Holdings and indirectly by EFH Corp., 19.75% held by Texas Transmission and 0.22% held indirectly by certain members of our management team and board of directors.

The following table presents the changes to membership interests during the three months ended March 31, 2011:

	Capital Accounts	Accumulated Other Comprehensive Loss	Total Membership Interests
Balance at December 31, 2010	$6,990	$(2)	$6,988
Net income	65	—	65
Distributions	(20)	—	(20)

Balance at March 31, 2011	$7,035	$(2)	$7,033

7.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) COSTS

We are a participating employer in the EFH Retirement Plan and also participate with EFH Corp. and other subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees.

We also participated in an EFH Corp. supplemental retirement plan for certain employees, whose retirement benefits cannot be fully earned under the qualified EFH Retirement Plan. We ceased participation in the EFH Corp. supplemental retirement plan and implemented the Oncor Plan effective January 1, 2010. The assets held in the EFH Corp. supplemental retirement plan attributable to Oncor employees have been transferred to the Oncor Plan.

We recognized $1 million in net pension costs related to the Oncor Plan, primarily composed of interest costs, for the three months ended March 31, 2011. Our net direct and indirect allocated pension and OPEB costs related to EFH Corp.’s plans for the three months ended March 31, 2011 and 2010 are comprised of the following:

	Three Months Ended March 31,
	2011	2010
Components of net allocated pension costs:
Service cost	$5	$5
Interest cost	28	26
Expected return on assets	(25)	(24)
Amortization of net loss	16	9

Net pension costs	24	16

Components of net OPEB costs:
Service cost	2	1
Interest cost	13	13
Expected return on assets	(3)	(4)
Amortization of net loss	6	5

Net OPEB costs	18	15

Total net pension and OPEB costs	42	31
Less amounts deferred principally as a regulatory asset or property	(33)	(22)

Net amounts recognized as expense	$9	$9

The discount rates reflected in net pension and OPEB costs in 2011 are 5.50% and 5.55%. The expected rates of return on pension and OPEB plan assets reflected in the 2011 cost amounts are 7.7% and 7.1%, respectively.

We made cash contributions to EFH Corp.’s pension and OPEB plans and the Oncor Plan of $14 million, $4 million and $1 million, respectively, during the three months ended March 31, 2011, and expect to make additional cash contributions of $159 million, $14 million and $2 million, respectively, in the remainder of 2011.

8.	RELATED–PARTY TRANSACTIONS

The following represent our significant related-party transactions:

•

We record revenue from TCEH, principally for electricity delivery fees, which totaled $239 million and $264 million for the three months ended March 31, 2011 and 2010, respectively. These fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheets at March 31, 2011 and December 31, 2010 reflect receivables from TCEH totaling $138 million and $143 million, respectively, primarily related to these electricity delivery fees.

•

We recognize interest income from TCEH with respect to our generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Bondco. This interest income, which is received on a monthly basis, serves to offset our interest expense on the transition bonds. This interest income totaled $8 million and $10 million for the three months ended March 31, 2011 and 2010, respectively.

•

Incremental amounts payable related to income taxes as a result of delivery fee surcharges to customers related to transition bonds are reimbursed by TCEH. Our financial statements reflect a note receivable from TCEH of $208 million ($39 million reported as current in trade accounts and other receivables from affiliates) at March 31, 2011 and $217 million ($39 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2010 related to these income taxes. We review economic conditions, TCEH’s credit ratings and historical payment activity to assess the overall collectability of these affiliated receivables. At March 31, 2011, there were no credit loss allowances related to the note receivable from TCEH.

•

An EFH Corp. subsidiary charges us for certain administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $8 million and $7 million for the three months ended March 31, 2011 and 2010, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH’s balance sheet) is funded by a delivery fee surcharge we collect from REPs and remit monthly to TCEH. Delivery fee surcharges totaled $4 million for each of the three months ended March 31, 2011 and 2010. These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (also reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in our intercompany receivable/payable, which in turn results in a change in our reported net regulatory asset/liability. The regulatory liability of $225 million and $206 million at March 31, 2011 and December 31, 2010, respectively, represents the excess of the trust fund balance over the net decommissioning liability.

•

We have a 19.5% limited partnership interest, with a carrying value of $1 million at both March 31, 2011 and December 31, 2010, in an EFH Corp. subsidiary holding principally software-related assets. Equity losses related to this interest are reported in other deductions and totaled less than $1 million for each of the three months ended March 31, 2011 and 2010. These losses primarily represent amortization of software assets held by the subsidiary.

•

Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., we are generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return. In addition, consistent with the tax sharing agreement, we remit to EFH Corp. Texas margin tax payments, which are accounted for as income taxes, calculated as if we were filing our own return. Our results are included in the consolidated Texas state margin tax return filed by EFH Corp. At March 31, 2011, we had amounts receivable from members under the agreement totaling $126 million, of which $38 million ($25 million from EFH Corp. and $13 million from Texas Transmission and Investment LLC) is due in 2012 and reported as other noncurrent assets. The balance consists of $67 million from EFH Corp. and $21 million from Texas Transmission and Investment LLC. At December 31, 2010, we had amounts receivable from members under the agreement totaling $93 million ($72 million from EFH Corp. and $21 million from Texas Transmission and Investment LLC). We made no income tax payments to members in the three months ended March 31, 2011 or 2010.

•

At both March 31, 2011 and December 31, 2010, we held cash collateral of $4 million from TCEH related to interconnection agreements for generation units being developed by TCEH. The collateral is reported in the balance sheet in other current liabilities. In January 2010, we returned $11 million of the collateral and paid $1 million in interest pursuant to PUCT rules related to these interconnection agreements.

•

Our PUCT-approved tariffs include requirements to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Bondco. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at both March 31, 2011 and December 31, 2010, TCEH had posted letters of credit in the amounts of $14 million for our benefit.

•

We have a $2 billion revolving credit facility with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of GS Capital Partners (a member of the Sponsor Group). Affiliates of GS Capital Partners have from time-to-time engaged in commercial banking transactions with us in the normal course of business.

•

Affiliates of the Sponsor Group have, and from time-to-time may in the future (1) sell, acquire or participate in the offerings of our debt or debt securities in open market transactions or through loan syndications, and (2) perform various financial advisory, dealer, commercial banking and investment banking services for us and certain of our affiliates for which they have received or will receive customary fees and expenses. See Note 14 to Financial Statements included in our 2010 Form 10-K for additional information.

See Notes 6 and 7 for information regarding distributions to members and the allocation of EFH Corp.’s pension and OPEB costs to Oncor, respectively.

9.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Income

	Three Months Ended March 31,
	2011	2010
Other income:
Accretion of fair value adjustment to regulatory assets resulting from purchase accounting	$8	$9
Other	—	2

Total other income	$8	$11

Major Customers

Distribution revenues from TCEH represented 34% and 38% of total operating revenues for the three months ended March 31, 2011 and 2010, respectively. Revenues from subsidiaries of one nonaffiliated REP collectively represented 13% of total operating revenues for each of the three months ended March 31, 2011 and 2010. No other customer represented 10% or more of total operating revenues.

Interest Expense and Related Charges

	Three Months Ended March 31,
	2011	2010
Interest expense	$89	$84
Amortization of fair value debt discounts resulting from purchase accounting	—	1
Amortization of debt issuance costs and discounts	1	2
Allowance for funds used during construction – capitalized interest portion	—	(1)

Total interest expense and related charges	$90	$86

Restricted Cash

All restricted cash amounts reported on our balance sheet relate to the transition bonds.

Trade Accounts Receivable

	At March 31, 2011	At December 31, 2010
Gross trade accounts receivable	$405	$389
Trade accounts receivable from TCEH	(128)	(133)
Allowance for uncollectible accounts	(2)	(2)

Trade accounts receivable from nonaffiliates – net	$275	$254

Gross trade accounts receivable at March 31, 2011 and December 31, 2010 included unbilled revenues of $95 million and $126 million, respectively.

Investments and Other Property

Investments and other property reported on our balance sheet consist of the following:

	At March 31, 2011	At December 31, 2010
Assets related to employee benefit plans, including employee savings programs, net of distributions	$70	$74
Investments in unconsolidated affiliates	1	1
Land	3	3

Total investments and other property	$74	$78

Property, Plant and Equipment

At March 31, 2011 and December 31, 2010, property, plant and equipment of $9.9 billion and $9.7 billion, respectively, is stated net of accumulated depreciation and amortization of $4.9 billion and $4.8 billion, respectively.

Intangible Assets

Intangible assets other than goodwill reported on our balance sheet are comprised of the following:

	At March 31, 2011			At December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Identifiable intangible assets subject to amortization included in property, plant and equipment:
Land easements	$202	$74	$128	$201	$73	$128
Capitalized software	335	149	186	338	142	196

Total	$537	$223	$314	$539	$215	$324

Aggregate amortization expense for intangible assets totaled $8 million and $9 million for the three months ended March 31, 2011 and 2010, respectively. The estimated aggregate amortization expense for each of the next five fiscal years from December 31, 2010 is as follows:

Year	Amortization Expense
2011	$39
2012	33
2013	33
2014	33
2015	33

At both March 31, 2011 and December 31, 2010, goodwill totaling $4.1 billion was reported on our balance sheet. None of this goodwill is being deducted for tax purposes.

Other Noncurrent Liabilities and Deferred Credits

Other noncurrent liabilities and deferred credits balances at March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010
Retirement plan and other employee benefits	$1,559	$1,560
Uncertain tax positions (including accrued interest)	101	100
Other	48	41

Total other noncurrent liabilities and deferred credits	$1,708	$1,701

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2011	2010
Cash payments related to:
Interest	$136	$116
Capitalized interest	—	(1)

Interest (net of amounts capitalized)	136	115
Noncash investing and financing activities:
Noncash construction expenditures (a)	87	68

(a)	Represents end-of-period accruals.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2011 and 2010 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 34% and 38% of total revenues for the three months ended March 31, 2011 and 2010, respectively. We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp. Oncor Holdings owns approximately 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly own the remaining outstanding membership interests through Investment LLC. We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

At March 31, 2011, we had installed approximately 1,635,000 advanced digital meters, including approximately 121,000 during the three months ended March 31, 2011. As the new meters are integrated, we report 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $390 million at March 31, 2011, including $30 million in 2011. We expect to complete the installation of the advanced meters by the end of 2012.

Matters with the PUCT — For information regarding significant matters with the PUCT, including CREZ-related construction projects and the rate review we filed with the PUCT in January 2011, see discussion below under “Regulation and Rates.”

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended March 31,		%
	2011	2010	Change
Operating statistics:
Electric energy billed volumes (GWh):
Residential	10,217	11,057	(7.6)
Other (a)	16,500	15,555	6.1

Total electric energy billed volumes	26,717	26,612	0.4

Reliability statistics (b):
System Average Interruption Duration Index (SAIDI) (nonstorm)	92.9	86.3	7.6
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.2	1.1	9.1
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	80.9	80.8	0.1

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)	3,181	3,154	0.9

Operating revenues:
Electricity distribution revenues (c):
Affiliated (TCEH)	$239	$264	(9.5)
Nonaffiliated	372	350	6.3

Total distribution revenues	611	614	(0.5)
Third-party transmission revenues	87	80	8.8
Other miscellaneous revenues	8	9	(11.1)

Total operating revenues	$706	$703	0.4

(a)	Includes small business, large commercial and industrial and all other non-residential distribution points of delivery.
(b)

SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. The statistics presented are based on twelve months ended March 31, 2011 and 2010 data.

(c)

Includes transition charge revenue associated with the issuance of securitization bonds totaling $35 million and $41 million for the three months ended March 31, 2011 and 2010, respectively. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Financial Results — Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Operating revenues increased $3 million, or less than 1%, to $706 million in 2011. The increase reflected:

•	$9 million from increased distribution tariffs;

•	a $7 million increase in recognized revenues from the advanced metering deployment surcharge due to increased costs driven by ongoing meter installation and systems development;

•	$7 million in higher transmission revenues reflecting rate increases to recover ongoing investment in the transmission system, and

•	an estimated $4 million effect of growth in points of delivery;

partially offset by:

•	an estimated $16 million effect of lower average consumption primarily due to the effects of milder winter weather as compared to 2010;

•	$6 million in lower charges to REPs related to transition bonds (with an offsetting decrease in amortization of the related regulatory asset);

•	a $1 million decrease in REP discretionary services revenues, and

•	$1 million in lower surcharges for recovery of energy efficiency costs.

Third-party transmission service expense increased $5 million, or 5%, to $103 million, due to a 2% increase in volumes and higher fees paid to other transmission entities (with an offsetting increase in revenues).

Operation and maintenance expense increased $4 million, or 3%, to $155 million in 2011. The increase reflected:

•	a $4 million increase in vegetation management expenses;

•	$2 million in higher costs of outsourced services, and

•	a $1 million increase related to advanced meters, which is reflected in the revenue increases discussed above,

partially offset by:

•	a $2 million decrease in employee-related costs, and

•	$1 million in reduced costs related to programs designed to improve customer electricity demand efficiencies (with an offsetting decrease in revenues).

Depreciation and amortization increased $6 million, or 4%, to $172 million in 2011. The increase reflected a $12 million increase in depreciation due to ongoing investments in property, plant and equipment (including $5 million related to advanced meters), partially offset by $6 million in lower amortization of regulatory assets associated with securitization bonds (with an offsetting decrease in revenues).

Taxes other than amounts related to income taxes increased $3 million, or 3%, to $97 million in 2011. The increase was the result of a $2 million increase in local franchise fees and a $1 million increase in property taxes.

Other income totaled $8 million in 2011 and $11 million in 2010. The 2011 and 2010 amounts included accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting. See Notes 2 and 9 to Financial Statements.

Other deductions totaled $2 million in both 2011 and 2010. See Note 9 to Financial Statements.

Provision in lieu of income taxes totaled $40 million in 2011 (including $34 million related to operating income and $6 million related to nonoperating income) compared to $48 million (including $41 million related to operating income and $7 million related to nonoperating income) in 2010. The effective income tax rate on pretax income was 38.1% in 2011 and 37.8% in 2010.

Interest income totaled $10 million in both 2011 and 2010.

Interest expense and related charges increased $4 million, or 5%, to $90 million in 2011. The increase was driven by $3 million attributable to higher average interest rates and $1 million attributable to higher average borrowings reflecting ongoing capital investments.

Net income decreased $14 million, or 18%, to $65 million in 2011. The decrease reflected milder weather, higher depreciation and operating costs and increased interest expense, partially offset by slightly higher revenue rates.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Cash provided by operating activities totaled $156 million and $186 million for the three months ended March 31, 2011 and 2010, respectively. The primary drivers of the $30 million decrease included a $20 million increase in interest payments due to the issuance of senior notes in September 2010 and the debt exchange transaction in October 2010, a $14 million increase in pension and OPEB contributions, a $9 million decrease in transmission and distribution receipts and a $6 million increase in materials and supplies inventory levels (primarily CREZ-related), partially offset by the refund of an $11 million deposit in 2010 related to interconnection agreements for generation units being developed by TCEH and a $5 million decrease in storm and liability losses.

Cash provided by financing activities totaled $102 million and $87 million for the three months ended March 31, 2011 and 2010, respectively. The $15 million increase was driven by a $17 million decrease in distributions to our members (see Note 6 to Financial Statements).

Cash used in investing activities, which consisted primarily of capital expenditures, totaled $279 million and $278 million for the three months ended March 31, 2011 and 2010, respectively. The $1 million increase in capital expenditures was driven by increased spending for CREZ investments, distribution facilities to serve new projects and infrastructure maintenance, partially offset by decreased spending on other transmission facilities to serve new projects, advanced metering deployment initiatives and general plant.

Depreciation and amortization expense reported in the condensed statements of consolidated cash flows was $4 million and $1 million more than the amounts reported in the condensed statements of consolidated income for the three months ended March 31, 2011 and 2010, respectively. The differences represent the accretion of the adjustment (discount) to regulatory assets, net of the amortization of debt fair value discount, both due to purchase accounting, and reported in other income and interest expense and related charges, respectively, in the condensed statements of consolidated income.

Long-Term Debt Activity — Repayments of long-term debt for the three months ended March 31, 2011 totaled $25 million in scheduled transition bond principal payments. See Note 4 to Financial Statements for further information regarding long-term debt.

Available Liquidity/Credit Facility — Our primary source of liquidity, aside from operating cash flows, is our ability to borrow under our revolving credit facility. At March 31, 2011, we had a $2.0 billion secured revolving credit facility under which borrowings are available on a revolving basis through October 10, 2013. Subject to the limitations described below, borrowing capacity available under our revolving credit facility totaled $1.357 billion and $1.495 billion at March 31, 2011 and December 31, 2010, respectively. The availability at both dates excludes $122 million of commitments from a subsidiary of Lehman Brothers Holding Inc. that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. The availability under this credit facility is limited by the amount of available bond credits, as described below.

Cash and cash equivalents totaled $12 million and $33 million at March 31, 2011 and December 31, 2010, respectively. Available liquidity (cash and available credit facility capacity) at March 31, 2011 totaled $1.369 billion reflecting a decrease of $159 million from December 31, 2010. The decrease reflects ongoing capital investment in transmission and distribution infrastructure.

Under the terms of our revolving credit facility, the commitments of the lenders to make loans to us are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility. See Note 3 to Financial Statements for additional information regarding the credit facility.

Liquidity Needs, Including Capital Expenditures — We expect our 2011 capital expenditures to total approximately $1.4 billion, including amounts related to CREZ construction projects totaling approximately $600 million. These capital expenditures are expected to be used for investment in transmission and distribution infrastructure, which is consistent with our commitment to spend a minimum of $3.6 billion in capital expenditures (excluding amounts related to CREZ construction projects) over the five-year period ending December 31, 2012. See Note 3 to Financial Statements included in our 2010 Form 10-K for discussion of this and other commitments in the stipulation approved by the PUCT and “Regulation and Rates” below for discussion of the CREZ projects.

We expect cash flows from operations, combined with availability under the revolving credit facility, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months. Should additional liquidity or capital requirements arise, we may need to access capital markets or generate equity capital through reductions or suspension of distributions to members. Because our operations are capital intensive, access to financial markets is expected to be a significant source of liquidity for capital requirements not satisfied by cash on hand, operating cash flows or our revolving credit facility. The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the businesses and would likely increase capital costs that may not be recoverable through rates. See “Regulation and Rates” below for discussion of the CREZ projects.

The revolving credit facility contains a debt-to-capital ratio covenant that effectively limits our ability to incur indebtedness in the future. At March 31, 2011, we were in compliance with the covenant. The revolving credit facility and the senior notes issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the fair value of certain property additions that could be certified to the Deed of Trust collateral agent. At March 31, 2011, the available bond credits were approximately $1.247 billion and the amount of additional potential indebtedness that could be secured by property additions, subject to the completion of a certification process, was $1.148 billion.

We also committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At March 31, 2011 and December 31, 2010, our regulatory capitalization ratios were 59.4% debt and 40.6% equity and 59.7% % debt and 40.3% equity, respectively. See Note 6 to Financial Statements for a discussion of the debt-to-equity ratio.

Distributions — On April 27, 2011, our board of directors declared a cash distribution of $20 million to be paid to our members on April 28, 2011. In February 2011, our board of directors declared and we paid a cash distribution of $20 million to our members. See Note 6 to Financial Statements for discussion of distribution restriction provisions.

Pension and OPEB Plan Funding — We expect to make cash contributions to EFH Corp.’s pension and OPEB plans and the Oncor Plan of $173 million, $18 million and $3 million, respectively, in 2011. In the three months ended March 31, 2011, our contributions to EFH Corp.’s pension and OPEB plans and the Oncor Plan totaled $14 million, $4 million and $1 million, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility contains a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, debt is calculated as indebtedness defined in the credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP). The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco. Capitalization is calculated as membership interests determined in accordance with US GAAP. At March 31, 2011, we were in compliance with this covenant.

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

The credit ratings assigned for debt securities issued by us at March 31, 2011 are presented below. All three rating agencies have placed our ratings on “stable outlook.”

Senior Secured
S&P	A-
Moody’s	Baa1
Fitch	BBB

As described in Note 4 to Financial Statements, all of our long-term debt is currently secured by a first priority lien on certain of our transmission and distribution assets and is considered senior secured debt.

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

A default by us or our subsidiary in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under our revolving credit facility. Under this facility, such a default may cause the maturity of outstanding balances ($521 million at March 31, 2011, including $5 million in letters of credit) under such facility to be accelerated.

Guarantees — See Note 5 to Financial Statements for details of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2011, we did not have any material off-balance sheet arrangements with special purpose entities or VIEs.

COMMITMENTS AND CONTINGENCIES

See Note 5 to Financial Statements for details of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2011 that are expected to materially impact us.

REGULATION AND RATES

Sunset Review

PURA, the PUCT, ERCOT, the TCEQ and the OPUC are subject to “Sunset” review by the Texas Legislature in the 2011 legislative session. Sunset review includes, generally, a comprehensive review of the need for and effectiveness of an administrative agency (the PUCT, ERCOT, the TCEQ and the OPUC), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g. PURA). In 2010, the Texas Sunset Advisory Commission adopted various recommendations regarding these agencies and submitted its recommendations for the Texas Legislature’s consideration early in the session, which began in January 2011. Legislation regarding the Texas Sunset Advisory Commission’s recommendations has been proposed for consideration in the session. We cannot predict the outcome of the sunset review process.

Matters with the PUCT

Rate Cases — In January 2011, we filed for a rate review with the PUCT and 203 cities based on a test year ended June 30, 2010 (PUCT Docket No. 38929). If approved as requested, this review would have resulted in an aggregate annual rate increase of approximately $353 million over the test year period adjusted for the impact of weather. The PUCT, with our input and that of cities and other participating parties, established a procedural schedule for the review. On April 8, 2011, we filed, and the administrative law judges in the rate review granted, a motion requesting abatement of the procedural schedule in the rate review on the grounds that we and the parties to the rate review had reached a Memorandum of Settlement that would settle and resolve all issues in the rate review. We expect to file a stipulation that incorporates the Memorandum of Settlement in late April or early May along with proposed tariffs. The stipulation and related tariffs must be approved by the PUCT. The terms of the settlement include an approximate $137 million base rate increase and additional provisions to address franchise fees and other expenses. Approximately $93 million of the increase would become effective by July 1, 2011, and the remainder would become effective by January 1, 2012. The settlement does not change our authorized regulatory capital structure of 60% debt and 40% equity or our authorized return on equity of 10.25%.

In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing (PUCT Docket No. 35717), and new rates were implemented in September 2009. In November 2009, the PUCT issued an Order on Rehearing that established a new rate class but did not change the revenue requirements. In January 2010, the PUCT denied all Second Motions for Rehearing, which made the November 2009 Order on Rehearing final and appealable. We and four other parties appealed various portions of the rate case final order to a state district court, and oral argument was held in October 2010. In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees, and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities. We filed an appeal with the Austin Court of Appeals in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities. A briefing schedule before the court has not yet been set. We are unable to predict the outcome of the appeal.

Stipulation Approved by the PUCT — In April 2008, the PUCT entered an order (PUCT Docket No. 34077), which became final in June 2008, approving the terms of a stipulation relating to a filing in 2007 by us and Texas Holdings with the PUCT pursuant to Section 14.101(b) of PURA and PUCT Substantive Rule 25.75. The filing reported an ownership change involving Texas Holdings’ purchase of EFH Corp. Among other things, the stipulation required us to file a rate case no later than July 1, 2008 based on a test year ended December 31, 2007, which we filed in June 2008 as discussed above. In July 2008, Nucor Steel filed an appeal of the PUCT’s order in the 200th District Court of Travis County, Texas. A hearing on the appeal was held in June 2010, and the District Court affirmed the PUCT order in its entirety. Nucor Steel appealed that ruling to the Third District Court of Appeals in Austin, Texas in July 2010. Oral argument was held before the court on March 9, 2011. There is no deadline for the court to act. While we are unable to predict the outcome of the appeal, we do not expect the appeal to affect the major provisions of the stipulation.

Competitive Renewable Energy Zones (CREZs) — In January 2009, the PUCT awarded us CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for 17 of those projects. At March 31, 2011, all 17 projects and 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. In addition to these projects, ERCOT completed a study in December 2010 that will result in us and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. We currently estimate, based on these additional voltage support facilities and the approved routes and stations for our awarded CREZ projects, that CREZ construction costs will total approximately $2.0 billion. CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes. At March 31, 2011, our cumulative CREZ-related capital expenditures totaled $417 million, including $101 million during the three months ended March 31, 2011. We expect that all necessary permitting actions and other requirements and all construction activities for our CREZ construction projects will be completed by the end of 2013.

Transmission Cost Recovery and Rates (PUCT Docket No. 38938) — In order to recover increases in our transmission costs, including incremental fees paid to other transmission service providers due to an increase in their rates, we are allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of our retail delivery rates charged to REPs. In December 2010, we filed an application to increase the TCRF, which was administratively approved in January 2011 and became effective March 1, 2011. This application is expected to increase annualized revenues by approximately $33 million.

Remand of 1999 Wholesale Transmission Matrix Case (PUCT Docket No. 38780) — In October 2010, the PUCT established Docket No. 38780 for the remand of Docket No. 20381, the 1999 wholesale transmission charge matrix case. A joint settlement agreement was entered into effective October 6, 2003. This settlement resolves disputes regarding wholesale transmission pricing and charges for the period of January 1997 through August 1999, the period prior to the September 1, 1999 effective date of the legislation that authorized 100% postage stamp pricing for ERCOT wholesale transmission. Since a series of appeals has become final, the 1999 matrix docket has been remanded to the PUCT to address two additional issues. If the appealing parties prevail and the PUCT rules adversely with respect to the two additional issues, we could be subject to liabilities totaling up to approximately $22 million. At this time, we cannot predict the outcome of this matter. See Note 5 to Financial Statements for a discussion of this proceeding.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter our basic financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place. All of our long-term debt at March 31, 2011 and December 31, 2010 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in our 2010 Form 10-K and is therefore not presented herein.

Credit Risk

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

Our exposure to credit risk associated with accounts receivable totaled $138 million from affiliates, substantially all of which consisted of trade accounts receivable from TCEH, and $277 million from nonaffiliated customers at March 31, 2011. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million at March 31, 2011. The nonaffiliated exposure consists almost entirely of noninvestment grade trade accounts receivable, of which $203 million represented trade accounts receivable from REPs. At March 31, 2011, subsidiaries of one nonaffiliated REP collectively represented approximately 11% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure. We view our exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.

At March 31, 2011, we were exposed to credit risk associated with the note receivable from TCEH totaling $208 million ($39 million reported as current in trade accounts and other receivables from affiliates) and amounts receivable from members under the tax sharing agreement totaling $126 million ($92 million from EFH Corp.).

See Note 8 to Financial Statements for additional information.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A. “Risk Factors” and the discussion under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the US Congress, the Texas Legislature, the Governor of Texas, the FERC, the PUCT, the NERC, the TRE, the EPA, and the TCEQ, with respect to:

o	allowed rate of return;

o	permitted capital structure;

o	industry, market and rate structure;

o	recovery of investments;

o	acquisition and disposal of assets and facilities;

o	operation and construction of facilities;

o	changes in tax laws and policies, and

o	changes in and compliance with environmental and safety laws and policies;

•	legal and administrative proceedings and settlements;

•	weather conditions and other natural phenomena;

•	acts of sabotage, wars or terrorist activities;

•	economic conditions, including the impact of a recessionary environment;

•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;

•	changes in business strategy, development plans or vendor relationships;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	inability of various counterparties to meet their financial obligations to us, including failure of counterparties to perform under agreements;

•	general industry trends;

•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;

•	changes in technology used by and services offered by us;

•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB, and future funding requirements related thereto;

•	significant changes in critical accounting policies material to us;

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

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at the end of the current period included in this report. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this report, no changes in internal controls over financial reporting have occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to the discussion in Note 5 to Financial Statements regarding legal and regulatory proceedings.

ITEM 1A. RISK FACTORS

We believe that there have been no material changes to the risks disclosed in the 2010 Form 10-K, including under the heading “Risk Factors” in Item 1A of the 2010 Form 10-K, except for information disclosed elsewhere in this Form 10-Q that provides factual updates to risks contained in the 2010 Form 10-K. The risks disclosed in the 2010 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

On February 14, 2011, our Organization and Compensation Committee adopted the Second Amended and Restated Executive Annual Incentive Plan. On February 15, 2011, our board of directors also adopted an Oncor-sponsored change in control policy and executive severance plan, which replaced the then-existing change in control policy and severance plan applicable to our executive officers and certain non-executive vice presidents. The material terms of each of the Second Amended and Restated Executive Annual Incentive Plan, change in control policy and severance plan were described in, and copies of such documents were filed as exhibits to, our 2010 Form 10-K filed on February 18, 2011. See Item 11. “Executive Compensation” in our 2010 Form 10-K for a description of those plans.

ITEM 6.	EXHIBITS

(a) Exhibits provided as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(10)	Material Contracts.

10(a)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(w)	—	Oncor Electric Delivery Company LLC Executive Change in Control Policy

10(b)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(x)	—	Oncor Electric Delivery Company LLC Executive Severance Plan and Summary Plan Description

10(c)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(y)	—	Oncor Electric Delivery Company LLC Second Amended and Restated Executive Annual Incentive Plan

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)	Additional Exhibits

99			—	Condensed Statements of Consolidated Income – Twelve Months Ended March 31, 2011

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY COMPANY LLC

By:	/s/ David M. Davis
David M. Davis
Senior Vice President and Chief Financial Officer

Date: April 28, 2011

EXHIBIT INDEX

Exhibits	Previously Filed With File Number*	As Exhibit

(10)	Material Contracts.

10(a)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(w)	—	Oncor Electric Delivery Company LLC Executive Change in Control Policy

10(b)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(x)	—	Oncor Electric Delivery Company LLC Executive Severance Plan and Summary Plan Description

10(c)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(y)	—	Oncor Electric Delivery Company LLC Second Amended and Restated Executive Annual Incentive Plan

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)	Additional Exhibits

99			—	Condensed Statements of Consolidated Income – Twelve Months Ended March 31, 2011

*	Incorporated herein by reference.