Form 10-Q
period 2011-06-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2011-07-29
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of July 28, 2011, 80.03% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.22% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors. None of the membership interests are publicly traded.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2010 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2010

Bondco	Refers to Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned consolidated bankruptcy-remote financing subsidiary of Oncor that has issued securitization (transition) bonds to recover certain regulatory assets and other costs.

CREZ	Competitive Renewable Energy Zone

Deed of Trust	Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, made by Oncor to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, formerly The Bank of New York), as collateral agent, as amended

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EFH Retirement Plan	Refers to the defined benefit pension plan sponsored by EFH Corp., in which Oncor is a participating subsidiary.

EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

Investment LLC	Refers to Oncor Management Investment LLC, a limited liability company and minority membership interest owner (approximately 0.22%) of Oncor, whose managing member is Oncor and whose Class B Interests are owned by certain members of the management team and independent directors of Oncor.

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Limited Liability Company Agreement	The Second Amended and Restated Limited Liability Company Agreement of Oncor, dated as of November 5, 2008, by and among Oncor Holdings, Texas Transmission and Investment LLC, as amended

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

ii

NERC	North American Electric Reliability Corporation

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Bondco, depending on context.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner (approximately 80.03%) of Oncor, and/or its subsidiaries, depending on context.

Oncor Plan	Refers to the Oncor Supplemental Retirement Plan.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor.

OPEB	other postretirement employee benefits

OPEB plan	Refers to an EFH Corp.-sponsored plan, in which Oncor is a participating subsidiary, that offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from the company.

OPUC	Texas Office of Public Utility Counsel

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

purchase accounting	The purchase method of accounting for a business combination as prescribed by US GAAP, whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs, are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

Sponsor Group	Refers collectively to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co., that have an ownership interest in Texas Holdings. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of Energy Future Competitive Holdings Company and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

TRE	Refers to Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and ERCOT protocols.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

VIE	variable interest entity

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(millions of dollars)
Operating revenues:
Affiliated	$251	$257	$490	$521
Nonaffiliated	505	445	972	884

Total operating revenues	756	702	1,462	1,405

Operating expenses:
Transmission service	106	98	209	196
Operation and maintenance	153	154	309	305
Depreciation and amortization	178	164	350	331
Provision in lieu of income taxes	53	41	87	83
Taxes other than amounts related to income taxes	93	93	190	187

Total operating expenses	583	550	1,145	1,102

Operating income	173	152	317	303

Other income and deductions:
Other income (Note 9)	7	9	15	19
Other deductions (Note 9)	3	2	5	3
Nonoperating provision in lieu of income taxes	5	6	11	13

Interest income	8	9	18	19

Interest expense and related charges (Note 9)	88	86	177	170

Net income	$92	$76	$157	$155

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(millions of dollars)
Cash flows — operating activities:
Net income	$157	$155
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	358	332
Provision in lieu of deferred income taxes – net	126	(10)
Amortization of investment tax credits	(2)	(2)
Other – net	1	(1)
Changes in operating assets and liabilities:
Deferred advanced metering system revenues (Note 2)	(5)	8
Other operating assets and liabilities	(200)	(127)

Cash provided by operating activities	435	355

Cash flows — financing activities:
Repayments of long-term debt (Note 4)	(56)	(54)
Net increase in short-term borrowings (Note 3)	203	332
Distributions to members (Note 6)	(40)	(108)
Decrease in income tax-related note receivable from TCEH (Note 8)	18	17
Debt discount, financing and reacquisition expenses – net	(1)	(1)

Cash provided by financing activities	124	186

Cash flows — investing activities:
Capital expenditures	(595)	(554)
Other	17	(1)

Cash used in investing activities	(578)	(555)

Net change in cash and cash equivalents	(19)	(14)

Cash and cash equivalents — beginning balance	33	28

Cash and cash equivalents — ending balance	$14	$14

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	December 31,
	At June 30, 2011	At December 31, 2010
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$14	$33
Restricted cash — Bondco (Note 9)	47	53
Trade accounts receivable from nonaffiliates — net (Note 9)	307	254
Trade accounts and other receivables from affiliates	208	182
Amounts receivable from members related to income taxes (Note 8)	100	93
Materials and supplies inventories — at average cost	106	96
Prepayments	78	75
Other current assets	2	2

Total current assets	862	788

Restricted cash — Bondco (Note 9)	16	16
Receivable from nuclear decommissioning trust (Note 8)	230	206
Investments and other property (Note 9)	72	78
Property, plant and equipment — net (Note 9)	10,054	9,676
Goodwill (Note 9)	4,064	4,064
Note receivable due from TCEH (Note 8)	159	178
Regulatory assets — net — Oncor (Note 2)	1,222	1,266
Regulatory assets — net — Bondco (Note 2)	476	516
Other noncurrent assets (Note 8)	86	58

Total assets	$17,241	$16,846

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Short-term borrowings (Note 3)	$580	$377
Long-term debt due currently — Oncor (Note 4)	376	—
Long-term debt due currently — Bondco (Note 4)	115	113
Trade accounts payable	187	125
Accrued taxes other than amounts related to income	88	133
Accrued interest	107	108
Other current liabilities	103	109

Total current liabilities	1,556	965

Long-term debt, less amounts due currently — Oncor (Note 4)	4,409	4,783
Long-term debt, less amounts due currently — Bondco (Note 4)	493	550
Liability in lieu of deferred income taxes	1,950	1,827
Investment tax credits	30	32
Other noncurrent liabilities and deferred credits (Note 9)	1,698	1,701

Total liabilities	10,136	9,858

Commitments and Contingencies (Note 5)

Membership interests (Note 6):
Capital account — number of interests outstanding 2011 and 2010 — 635,000,000	7,107	6,990
Accumulated other comprehensive loss	(2)	(2)

Total membership interests	7,105	6,988

Total liabilities and membership interests	$17,241	$16,846

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

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 33% and 37% of total revenues for the six months ended June 30, 2011 and 2010, respectively. We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp. EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group. Oncor Holdings owns 80.03% of our membership interests, Texas Transmission owns 19.75% of our membership interests and certain members of our management team and board of directors indirectly own the remaining membership interests through Investment LLC. We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

	December 31,	December 31,	December 31,
	Remaining Rate	Carrying Amount
	Recovery/Amortization Period At June 30, 2011	June 30, 2011	December 31, 2010
Regulatory assets:
Generation-related regulatory assets securitized by transition bonds (a)(f) Bonds (a)(f)	5 years	$592	$647
Employee retirement costs	4 years	55	63
Employee retirement costs to be reviewed (b)(c)	To be determined	102	75
Employee retirement liability (a)(c)(d)	To be determined	865	910
Self-insurance reserve (primarily storm recovery costs) — net	6 years	106	117
Self-insurance reserve to be reviewed (b)(c)	To be determined	189	135
Securities reacquisition costs (pre-industry restructure)	6 years	52	55
Securities reacquisition costs (post-industry restructure) — net	Terms of related debt	1	1
Recoverable amounts in lieu of deferred income taxes — net	Life of related asset or liability	111	117
Rate case expenses (a)	Largely 3 years	4	6
Rate case expenses to be reviewed (b)(c)	To be determined	8	4
Advanced meter customer education costs (c)	9 years	9	8
Deferred conventional meter depreciation	9 years	84	60
Energy efficiency performance bonus (a)	Not applicable	5	11
Deferred transmission service expense (a)(c)	1 year	17	8

Total regulatory assets		2,200	2,217

Regulatory liabilities:
Nuclear decommissioning cost over-recovery (a)(c)(e)	Not applicable	230	206
Estimated removal costs	Life of utility plant	87	28
Committed spending for demand-side management initiatives (a)	2 years	42	53
Deferred advanced metering system revenues	9 years	63	68
Investment tax credit and protected excess deferred taxes	Various	36	39
Over-collection of transition bond revenues (a)(f)	5 years	34	33
Energy efficiency programs (a)	Not applicable	10	8

Total regulatory liabilities		502	435

Net regulatory asset		$1,698	$1,782

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Costs incurred since the period covered under the last rate review.
(c)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(d)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(e)	Offset by an intercompany receivable from TCEH. See Note 8.
(f)	Bondco net regulatory assets of $476 million at June 30, 2011 consisted of $510 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $34 million. Bondco net regulatory assets of $516 million at December 31, 2010 consisted of $549 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $33 million.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. BORROWINGS UNDER CREDIT FACILITIES

At June 30, 2011, we had a $2.0 billion secured revolving credit facility, expiring October 10, 2013, to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances. We may request increases in the commitments under the facility in any amount up to $500 million, subject to the satisfaction of certain conditions. Amounts borrowed under the facility, once repaid, can be borrowed again from time to time. Borrowings are classified as short-term on the balance sheet.

The credit facility is secured equally and ratably with all of our other secured indebtedness by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity. The property is mortgaged under the Deed of Trust.

At June 30, 2011, we had outstanding borrowings under the credit facility totaling $580 million with an interest rate of 0.46% and outstanding letters of credit totaling $6 million. At December 31, 2010, we had outstanding borrowings under the credit facility totaling $377 million with an interest rate of 0.53% and outstanding letters of credit totaling $6 million. All outstanding borrowings at June 30, 2011 bear interest at LIBOR plus 0.275%, letters of credit bear interest at 0.275%, and a facility fee is payable (currently at a rate per annum equal to 0.100%) on the commitments under the facility, each based on our current credit ratings.

Subject to the limitations described below, incremental borrowing capacity available under the credit facility at June 30, 2011 and December 31, 2010 was $1.292 billion and $1.495 billion, respectively. The availability at both dates excludes $122 million of commitments from a subsidiary of Lehman Brothers Holding Inc. that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. As described further in Note 7 to Financial Statements included in our 2010 Form 10-K, the Deed of Trust permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the fair value of certain property additions that could be certified to the Deed of Trust collateral agent. At June 30, 2011, the available bond credits were approximately $1.183 billion and the amount of additional potential indebtedness that could be secured by property additions, subject to a certification process, was $1.405 billion. See Note 6 to Financial Statements included in our 2010 Form 10-K for additional information.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. LONG-TERM DEBT

At June 30, 2011 and December 31, 2010, our long-term debt consisted of the following:

	December 31,	December 31,
	June 30, 2011	December 31, 2010
Oncor (a):
6.375% Fixed Senior Notes due May 1, 2012	$376	$376
5.950% Fixed Senior Notes due September 1, 2013	524	524
6.375% Fixed Senior Notes due January 15, 2015	500	500
5.000% Fixed Senior Notes due September 30, 2017	324	324
6.800% Fixed Senior Notes due September 1, 2018	550	550
5.750% Fixed Senior Notes due September 30, 2020	126	126
7.000% Fixed Debentures due September 1, 2022	800	800
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
Unamortized discount	(40)	(42)
Less amount due currently	(376)	—

Total Oncor	4,409	4,783

Oncor Electric Delivery Transition Bond Company LLC (b):
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	76	101
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	100	131
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290
Unamortized fair value discount related to transition bonds	(3)	(4)

Less amount due currently	(115)	(113)

Total Oncor Electric Delivery Transition Bond Company LLC	493	550

Total long-term debt	$4,902	$5,333

(a)	Secured by first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness. See “Deed of Trust Amendment” in Note 7 to Financial Statements included in our 2010 Form 10-K for additional information.
(b)	The transition bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt Repayments in 2011

Repayments of long-term debt in the six months ended June 30, 2011 totaled $56 million in scheduled transition bond principal payments.

Fair Value of Long-Term Debt

The estimated fair value of our long-term debt (including current maturities) totaled $6.137 billion and $6.136 billion at June 30, 2011 and December 31, 2010, respectively, and the carrying amount totaled $5.393 billion and $5.446 billion, respectively. The fair value is estimated at the lesser of either the call price or the market value as determined by quoted market prices.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions as discussed below.

We are the lessee under various operating leases that obligate us to guarantee the residual values of the leased assets. At June 30, 2011, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $6 million. These leased assets consist primarily of vehicles used in distribution activities. The average life of the residual value guarantees under the lease portfolio is approximately two years.

In June 2010, for the purpose of obtaining greater access to materials, we guaranteed the repayment of borrowings under a nonaffiliated party’s $20 million credit facility maturing on June 7, 2011. In June 2011, we extended the maturity of the guarantee to December 31, 2011. The nonaffiliated party’s borrowings under the credit facility are limited to inventory produced solely to satisfy the terms of a contract with us. We would be entitled to the related inventory upon repayment of the credit facility (or payment to the nonaffiliated party). At June 30, 2011, the nonaffiliated party had borrowings of $1.6 million under the facility.

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

The first issue is the wholesale transmission transition mechanism for the period of September 1999 through December 1999. The disputed issue is whether the PUCT should have allowed the transition mechanism to continue for the last four months of 1999. The appealing parties (Texas Municipal Power Agency, the City of Denton, the City of Garland and GEUS (formerly known as Greenville Electric Utility System)) argued that the transition mechanism was not authorized in the September 1, 1999 100% postage stamp pricing legislation. Our transmission deficit position was mitigated by approximately $8 million in the last four months of 1999 through the transition mechanism. The parties have tentatively agreed in principle to a settlement of this issue, subject to PUCT approval, in which we would pay approximately $9 million including interest through October 9, 2003. If the issue is not settled and if the PUCT rules adversely and additional interest is added, we estimate our liability could be as high as $11. We believe any liability would be appropriate for future recovery through rates.

The second issue is the San Antonio City Public Service Board’s (CPSB) claim that the PUCT did not have the authority to reduce CPSB’s requested Transmission Cost of Service (TCOS) revenue requirement. CPSB’s initial TCOS rate was in effect from 1997 through 2000. Since the period of January 1997 through August 1999 is incorporated in the joint settlement, CPSB’s remaining claim is for the period of September 1999 through December 2000. In January 2011, CPSB made a filing with the PUCT (PUCT Docket No. 39068), seeking an additional $22 million of TCOS revenue, including interest, for the 16-month period. If CPSB prevails, we estimate that we would be responsible for approximately $11 million of the request. We have intervened in the proceeding and, along with several other parties, have filed motions to dismiss CPSB’s request.

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

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. MEMBERSHIP INTERESTS

Cash Distributions

During 2011, our board of directors declared, and we paid, the following cash distributions to members:

Declaration Date	Payment Date	Amount
July 27, 2011	July 28, 2011	$40
April 27, 2011	April 28, 2011	$20
February 15, 2011	February 16, 2011	$20

Distributions are limited to our cumulative net income and may not be paid except to the extent we maintain a required regulatory capital structure, as discussed below. At June 30, 2011, $150 million was eligible to be distributed to our members after taking into account these restrictions, further described below.

For the period beginning October 11, 2007 and ending December 31, 2012, our cash distributions (other than distributions of the proceeds of any issuance of limited liability company units) are limited by the Limited Liability Company Agreement and a stipulation agreement with the PUCT to an amount not to exceed our cumulative net income determined in accordance with US GAAP, as adjusted by applicable Orders of the PUCT. Such adjustments include the removal of noncash impacts of purchase accounting (to date, consists of removing the effect of the 2008 $860 million goodwill impairment charge and the cumulative amount of net accretion of fair value adjustments) and deducting two specific cash commitments (the $72 million ($46 million after tax) one-time refund to customers in September 2008 and funds spent as part of the $100 million commitment for additional energy efficiency initiatives of which $58 million ($37 million after tax) has been spent through June 30, 2011). The goodwill impairment charge and refund are described in Notes 2 and 3 to Financial Statements included in our 2010 Form 10-K. At June 30, 2011, $241 million was available for distribution to our members under the cumulative net income restriction.

Distributions are further limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At June 30, 2011, our regulatory capitalization ratio was 58.9% debt and 41.1% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes transition bonds issued by Bondco. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of purchase accounting (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization). At June 30, 2011, $150 million was available for distribution to our members under the capital structure restriction.

Membership Interests

At June 30, 2011, our ownership was as follows: 80.03% held by Oncor Holdings and indirectly by EFH Corp., 19.75% held by Texas Transmission and 0.22% held indirectly by certain members of our management team and board of directors.

The following table presents the changes to membership interests during the six months ended June 30, 2011:

	Capital Accounts	Accumulated Other Comprehensive Loss	Total Membership Interests
Balance at December 31, 2010	$6,990	$(2)	$6,988
Net income	157	—	157
Distributions	(40)	—	(40)

Balance at June 30, 2011	$7,107	$(2)	$7,105

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

We recognized $1 million and $2 million in net pension costs related to the Oncor Plan, primarily composed of interest costs, for the three and six months ended June 30, 2011, respectively. Our net direct and indirect allocated pension and OPEB costs related to EFH Corp.’s plans for the three and six months ended June 30, 2011 and 2010 are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Components of net allocated pension costs:
Service cost	$5	$5	$10	$10
Interest cost	28	26	56	52
Expected return on assets	(25)	(24)	(50)	(48)
Amortization of net loss	16	9	32	18

Net pension costs	24	16	48	32

Components of net OPEB costs:
Service cost	2	1	4	2
Interest cost	13	13	26	26
Expected return on assets	(3)	(4)	(6)	(8)
Amortization of net loss	6	5	12	10

Net OPEB costs	18	15	36	30

Total net pension and OPEB costs	42	31	84	62
Less amounts deferred principally as a regulatory asset or property	33	22	66	44

Net amounts recognized as expense	$9	$9	$18	$18

The discount rates reflected in net pension and OPEB costs in 2011 are 5.50% and 5.55%. The expected rates of return on pension and OPEB plan assets reflected in the 2011 cost amounts are 7.7% and 7.1%, respectively.

We made cash contributions to EFH Corp.’s pension and OPEB plans and the Oncor Plan of $49 million, $9 million and $1 million, respectively, during the six months ended June 30, 2011, and expect to make additional cash contributions of $123 million, $9 million and $2 million, respectively, in the remainder of 2011.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. RELATED–PARTY TRANSACTIONS

The following represent significant related-party transactions of Oncor:

•

We record revenue from TCEH, principally for electricity delivery fees, which totaled $251 million and $257 million for the three months ended June 30, 2011 and 2010, respectively, and $490 million and $521 million for the six months ended June 30, 2011 and 2010, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheets at June 30, 2011 and December 31, 2010 reflect receivables from TCEH totaling $168 million and $143 million, respectively, primarily related to these electricity delivery fees.

•

We recognize interest income from TCEH with respect to our generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Bondco. The interest income, which is received on a monthly basis, serves to offset our interest expense on the transition bonds. This interest income totaled $8 million and $9 million for the three months ended June 30, 2011 and 2010, respectively, and $16 million and $19 million for the six months ended June 30, 2011 and 2010, respectively.

•

Incremental amounts payable related to income taxes as a result of delivery fee surcharges to customers related to transition bonds are reimbursed by TCEH. Our financial statements reflect a note receivable from TCEH of $199 million ($40 million reported as current in trade accounts and other receivables from affiliates) at June 30, 2011 and $217 million ($39 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2010 related to these income taxes. We review economic conditions, TCEH’s credit ratings and historical payment activity to assess the overall collectability of these affiliated receivables. At June 30, 2011, there were no credit loss allowances related to the note receivable from TCEH.

•

EFH Corp. subsidiaries charge us for certain administrative services and shared facilities at cost. These costs, which are primarily reported in operation and maintenance expenses, totaled $9 million and $11 million for the three months ended June 30, 2011 and 2010, respectively, and $18 million and $19 million for the six months ended June 30, 2011 and 2010, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH’s balance sheet) is funded by a delivery fee surcharge we collect from REPs and remit monthly to TCEH. Delivery fee surcharges totaled $4 million for each of the three months ended June 30, 2011 and 2010, and $8 million for each of the six months ended June 30, 2011 and 2010. These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (also reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in our intercompany receivable/payable, which in turn results in a change in our reported net regulatory asset/liability. The regulatory liability of $230 million and $206 million at June 30, 2011 and December 31, 2010, respectively, represents the excess of the trust fund balance over the net decommissioning liability.

•

We have a 19.5% limited partnership interest, with a carrying value of less than $1 million and $1 million at June 30, 2011 and December 31, 2010, respectively, in an EFH Corp. subsidiary holding principally software-related assets. Equity losses related to this interest are reported in other deductions and totaled less than $1 million for each of the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011, and $1 million for the six months ended June 30, 2010. These losses primarily represent amortization of software assets held by the subsidiary.

•

Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., we are generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return. In addition, consistent with the tax sharing agreement, we remit to EFH Corp. Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return. Our results are included in the consolidated Texas state margin tax return filed by EFH Corp. At June 30, 2011, we had amounts receivable from members under the agreement totaling $138 million, of which $38 million ($31 million from EFH Corp. and $7 million from Texas Transmission and Investment

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

LLC) is due in 2012 and reported as other noncurrent assets. The balance consists of $79 million from EFH Corp. and $21 million from Texas Transmission and Investment LLC. At December 31, 2010, we had amounts receivable from members under the agreement totaling $93 million ($72 million from EFH Corp. and $21 million from Texas Transmission and Investment LLC). We made income tax payments to members totaling $18 million and $113 million (including $18 million in federal income tax-related payments to members other than EFH Corp.) in the six months ended June 30, 2011 and 2010, respectively.

•

At June 30, 2011 and December 31, 2010, we held cash collateral of zero and $4 million, respectively, from TCEH related to interconnection agreements for generation units being developed by TCEH. The collateral is reported in the balance sheet in other current liabilities. In April 2011, we returned $4 million representing the balance of the collateral and paid approximately $1 million in interest pursuant to PUCT rules related to these interconnection agreements.

•

Our PUCT-approved tariffs include requirements to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Bondco. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at June 30, 2011 and December 31, 2010, TCEH had posted letters of credit in the amount of $13 million and $14 million, respectively, for our benefit.

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

See Notes 6 and 7 for information regarding distributions to members and the allocation of EFH Corp.’s pension and OPEB costs to Oncor, respectively.

9. SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Other income:
Accretion of adjustment (discount) to regulatory assets due to purchase accounting	$7	$9	$15	$18
Other	—	—	—	1

Total other income	$7	$9	$15	$19

Other deductions:
Professional fees	$1	$1	$2	$2
Other	2	1	3	1

Total other deductions	$3	$2	$5	$3

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Major Customers

Distribution revenues from TCEH represented 33% of total operating revenues for both the three and six months ended June 30, 2011 and 37% of total operating revenues for both the three and six months ended June 30, 2010. Revenues from subsidiaries of one nonaffiliated REP collectively represented 11% and 12% of total operating revenues for the three months ended June 30, 2011 and 2010, respectively, and 12% and 13% of total operating revenues for the six months ended June 30, 2011 and 2010, respectively. No other customer represented 10% or more of total operating revenues.

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest expense	$88	$85	$176	$167
Amortization of fair value debt discounts resulting from purchase accounting	—	—	—	1
Amortization of debt issuance costs and discounts	1	2	2	3
Allowance for funds used during construction – capitalized interest portion	(1)	(1)	(1)	(1)

Total interest expense and related charges	$88	$86	$177	$170

Restricted Cash

All restricted cash amounts reported on our balance sheet relate to the transition bonds.

Trade Accounts Receivable

	At December 31,	At December 31,
	At June 30, 2011	At December 31, 2010
Gross trade accounts receivable	$470	$389
Trade accounts receivable from TCEH	(161)	(133)
Allowance for uncollectible accounts	(2)	(2)

Trade accounts receivable from nonaffiliates – net	$307	$254

Gross trade accounts receivable at June 30, 2011 and December 31, 2010 included unbilled revenues of $144 million and $126 million, respectively.

Investments and Other Property

Investments and other property reported on our balance sheet consist of the following:

	At December 31,	At December 31,
	At June 30, 2011	At December 31, 2010
Assets related to employee benefit plans, including employee savings programs, net of distributions	$69	$74
Investments in unconsolidated affiliates	—	1
Land	3	3

Total investments and other property	$72	$78

Property, Plant and Equipment

At June 30, 2011 and December 31, 2010, property, plant and equipment of $10.1 billion and $9.7 billion, respectively, is stated net of accumulated depreciation and amortization of $5.0 billion and $4.8 billion, respectively.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intangible Assets

Intangible assets other than goodwill reported on our balance sheet are comprised of the following:

	At June 30, 2011			At December 31, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization included in property, plant and equipment:
Land easements	$231	$76	$155	$201	$73	$128
Capitalized software	345	160	185	338	142	196

Total	$576	$236	$340	$539	$215	$324

Aggregate amortization expense for intangible assets totaled $13 million and $9 million for the three months ended June 30, 2011 and 2010, respectively, and $23 million and $18 million for the six months ended June 30, 2011 and 2010, respectively. The estimated aggregate amortization expense for each of the next five fiscal years from December 31, 2010 is as follows:

Year	Amortization Expense
2011	$51
2012	34
2013	34
2014	34
2015	34

At both June 30, 2011 and December 31, 2010, goodwill totaling $4.1 billion was reported on our balance sheet. None of this goodwill is being deducted for tax purposes.

Other Noncurrent Liabilities and Deferred Credits

Other noncurrent liabilities and deferred credits balances at June 30, 2011 and December 31, 2010 consist of the following:

	December 31,	December 31,
	June 30,	December 31,
	2011	2010
Retirement plan and other employee benefits	$1,549	$1,560
Uncertain tax positions (including accrued interest)	101	100
Other	48	41

Total other noncurrent liabilities and deferred credits	$1,698	$1,701

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2011	2010
Cash payments related to:
Interest	$178	$170
Capitalized interest	(1)	(1)

Interest (net of amounts capitalized)	177	169
Amounts paid in lieu of income taxes	18	113
Noncash investing and financing activities:
Noncash construction expenditures (a)	103	70

(a)	Represents end-of-period accruals.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Oncor’s financial condition and results of operations for the three and six months ended June 30, 2011 and 2010 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 33% and 37% of total revenues for the six months ended June 30, 2011 and 2010, respectively. We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp. Oncor Holdings owns approximately 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly own the remaining outstanding membership interests through Investment LLC. We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

Significant Activities and Events

Technology Initiatives — We continue to invest in technology initiatives that include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is expected to produce electricity service reliability improvements and provide the potential for additional products and services from REPs that will enable businesses and consumers to better manage their electricity usage and costs. Our plans provide for the full deployment of over three million advanced meters to all residential and most non-residential retail electricity customers in our service area by the end of 2012. The advanced meters can be read remotely, rather than by a meter reader physically visiting the location of each meter. Advanced meters facilitate automated demand side management, which allows consumers to monitor the amount of electricity they are consuming and adjust their electricity consumption habits.

At June 30, 2011, we had installed approximately 1,862,000 advanced digital meters, including approximately 348,000 during 2011. As the new meters are integrated, we report 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system (AMS) totaled $429 million at June 30, 2011, including $69 million in 2011.

Matters with the PUCT — For information regarding significant matters with the PUCT, including CREZ-related construction projects and the rate review we filed with the PUCT in January 2011, see discussion below under “Regulation and Rates.”

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2011	2010	Change	2011	2010	Change
Operating statistics:
Electric energy billed volumes (GWh):
Residential	9,067	8,419	7.7	19,284	19,476	(1.0)
Other (a)	16,380	16,245	0.8	32,880	31,799	3.4

Total electric energy billed volumes	25,447	24,664	3.2	52,164	51,275	1.7

Reliability statistics (b):
System Average Interruption Duration Index (SAIDI) (nonstorm)				99.5	96.3	3.3
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.2	1.1	9.1
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				84.9	85.9	(1.2)

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)				3,189	3,159	0.9

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2011	2010	Change	2011	2010	Change
Operating revenues:
Electricity distribution revenues (c):
Affiliated (TCEH)	$250	$257	(2.7)	$489	$521	(6.1)
Nonaffiliated	410	354	15.8	783	705	11.1

Total distribution revenues	660	611	8.0	1,272	1,226	3.8
Third-party transmission revenues	87	80	8.8	173	160	8.1
Other miscellaneous revenues	9	11	(18.2)	17	19	(10.5)

Total operating revenues	$756	$702	7.7	$1,462	$1,405	4.1

(a)	Includes small business, large commercial and industrial and all other non-residential distribution points of delivery.
(b)	SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. The statistics presented are based on twelve months ended June 30, 2011 and 2010 data.
(c)	Includes transition charge revenue associated with the issuance of securitization bonds totaling $38 million and $37 million for the three months ended June 30, 2011 and 2010, respectively, and $72 million and $78 million for the six months ended June 30, 2011 and 2010, respectively. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Financial Results — Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Operating revenues increased $54 million, or 8%, to $756 million in 2011. The increase reflected:

•	an estimated $25 million effect of higher average consumption, primarily due to the effects of warmer weather in the second quarter of 2011 as compared to 2010;

•	$17 million from increased distribution tariffs, primarily passing through higher transmission service expense;

•	$7 million in higher transmission revenues reflecting rate increases to recover ongoing investment in the transmission system;

•	a $5 million increase in recognized revenues from the advanced metering deployment surcharge due to increased costs driven by ongoing meter installation and systems development, and

•	an estimated $5 million effect of growth in points of delivery;

partially offset by:

•	a $4 million decrease in REP discretionary services and other revenues, and

•	$1 million in lower surcharges for recovery of energy efficiency costs.

Transmission service expense increased $8 million, or 8%, to $106 million, due to a 2% increase in volumes and higher fees paid to other transmission entities (with a corresponding increase in revenues).

Operation and maintenance expense decreased $1 million, or less than 1%, to $153 million in 2011. The decrease included reduced costs related to programs designed to improve customer electricity demand efficiencies (with a corresponding decrease in revenues).

Depreciation and amortization increased $14 million, or 9%, to $178 million in 2011. The increase reflected a $13 million increase in depreciation due to ongoing investments in property, plant and equipment (including $6 million related to advanced meters) and a $1 million increase in amortization of regulatory assets associated with transition bonds (with an offsetting increase in revenues).

Other income totaled $7 million in 2011 and $9 million in 2010. The 2011 and 2010 amounts included accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting. See Notes 2 and 9 to Financial Statements.

Other deductions totaled $3 million in 2011 and $2 million in 2010. See Note 9 to Financial Statements.

Provision in lieu of income taxes totaled $58 million in 2011 (including $53 million related to operating income and $5 million related to nonoperating income) compared to $47 million (including $41 million related to operating income and $6 million related to nonoperating income) in 2010. The effective income tax rate on pretax income was 38.7% in 2011 and 38.2% in 2010.

Interest income decreased $1 million, or 11%, to $8 million in 2011. The decrease reflected lower reimbursement of transition bond interest from TCEH due to lower outstanding principal amounts.

Interest expense and related charges increased $2 million, or 2%, to $88 million in 2011. The increase was primarily attributable to higher average interest rates due to the refinancing of short-term borrowings with $475 million of senior notes issued in September 2010.

Net income increased $16 million, or 21%, to $92 million in 2011. The increase reflected higher revenue rates and significantly warmer weather, partially offset by higher depreciation, income taxes and transmission service expense.

Financial Results — Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Operating revenues increased $57 million, or 4%, to $1.462 billion in 2011. The increase reflected:

•	$26 million from increased distribution tariffs, primarily passing through higher transmission service expense;

•	$14 million in higher transmission revenues reflecting rate increases to recover ongoing investment in the transmission system;

•	a $12 million increase in recognized revenues from the advanced metering deployment surcharge due to increased costs driven by ongoing meter installation and systems development;

•	an estimated $9 million effect of growth in points of delivery, and

•	an estimated $8 million effect of higher average consumption primarily due to the effects of warmer weather in the second quarter of 2011 as compared to 2010;

partially offset by:

•	$6 million in lower charges to REPs related to transition bonds (with a corresponding decrease in amortization of the related regulatory asset);

•	a $4 million decrease in REP discretionary services and other revenues, and

•	$2 million in lower surcharges for recovery of energy efficiency costs.

Transmission service expense increased $13 million, or 7%, to $209 million, due to a 2% increase in volumes and higher fees paid to other transmission entities (with a corresponding increase in revenues).

Operation and maintenance expense increased $4 million, or 1%, to $309 million in 2011. The increase included higher transportation and materials costs and higher vegetation management expenses, partially offset by lower employee-related costs and reduced costs related to programs designed to improve customer electricity demand efficiencies (with a corresponding decrease in revenues).

Depreciation and amortization increased $19 million, or 6%, to $350 million in 2011. The increase reflected a $24 million increase in depreciation due to ongoing investments in property, plant and equipment (including $11 million related to advanced meters), partially offset by $5 million in lower amortization of regulatory assets associated with transition bonds (with a corresponding decrease in revenues).

Taxes other than amounts related to income taxes increased $3 million, or 2%, to $190 million in 2011. The increase was the result of a $2 million increase in local franchise fees and a $1 million increase in property taxes.

Other income totaled $15 million in 2011 and $19 million in 2010. The 2011 and 2010 amounts included accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting. See Notes 2 and 9 to Financial Statements.

Other deductions totaled $5 million in 2011 and $3 million in 2010. See Note 9 to Financial Statements.

Provision in lieu of income taxes totaled $98 million in 2011 (including $87 million related to operating income and $11 million related to nonoperating income) compared to $96 million (including $83 million related to operating income and $13 million related to nonoperating income) in 2010. The effective income tax rate on pretax income was 38.4% in 2011 and 38.2% in 2010.

Interest income decreased $1 million, or 5%, to $18 million in 2011. The decrease reflected lower reimbursement of transition bond interest from TCEH due to lower outstanding principal amounts.

Interest expense and related charges increased $7 million, or 4%, to $177 million in 2011. The increase was driven by $6 million attributable to higher average interest rates due to the refinancing of short-term borrowings with $475 million of senior notes issued in September 2010 and $1 million attributable to higher average borrowings reflecting ongoing capital investments.

Net income increased $2 million, or 1%, to $157 million in 2011. The increase reflected higher revenue rates and slightly warmer weather, partially offset by higher depreciation and transmission service expense and increased interest expense.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Cash provided by operating activities totaled $435 million and $355 million for the six months ended June 30, 2011 and 2010, respectively. The primary drivers of the $80 million increase included a $95 million decrease in cash taxes paid under the tax sharing agreement due to changes in bonus depreciation rules, a $13 million increase in transmission and distribution receipts and a $10 million decrease in storm and liability losses, partially offset by a $30 million increase in pension and OPEB contributions and a $7 million increase in materials and supplies inventory levels (primarily CREZ-related).

Cash provided by financing activities totaled $124 million and $186 million for the six months ended June 30, 2011 and 2010, respectively. The $62 million decrease was driven by a $129 million reduction in short-term borrowings, partially offset by a $68 million decrease in distributions to our members (see Note 6 to Financial Statements).

Cash used in investing activities, which consisted primarily of capital expenditures, totaled $578 million and $555 million for the six months ended June 30, 2011 and 2010, respectively. The $41 million increase in capital expenditures was driven by increased spending for CREZ investments and infrastructure maintenance, partially offset by decreased spending on other transmission facilities to serve new projects, advanced metering deployment initiatives and general plant.

Depreciation and amortization expense reported in the condensed statements of consolidated cash flows was $8 million and $1 million more than the amounts reported in the condensed statements of consolidated income for the six months ended June 30, 2011 and 2010, respectively. The differences represent amortization of regulatory assets, offset by the accretion of the adjustment (discount) to regulatory assets, net of the amortization of debt fair value discount, both due to purchase accounting, and reported in other income and interest expense and related charges, respectively, in the condensed statements of consolidated income.

Long-Term Debt Activity — Repayments of long-term debt for the six months ended June 30, 2011 totaled $56 million in scheduled transition bond principal payments. See Note 4 to Financial Statements for additional information regarding long-term debt.

Available Liquidity/Credit Facility — Our primary source of liquidity, aside from operating cash flows, is our ability to borrow under our revolving credit facility. At June 30, 2011, we had a $2.0 billion secured revolving credit facility under which borrowings are available on a revolving basis through October 10, 2013. Subject to the limitations described below, incremental borrowing capacity available under our revolving credit facility totaled $1.292 billion and $1.495 billion at June 30, 2011 and December 31, 2010, respectively. The availability at both dates excludes $122 million of commitments from a subsidiary of Lehman Brothers Holding Inc. that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. The availability under this credit facility is limited by the amount of available bond credits, as described below.

Cash and cash equivalents totaled $14 million and $33 million at June 30, 2011 and December 31, 2010, respectively. Available liquidity (cash and available credit facility capacity) at June 30, 2011 totaled $1.306 billion reflecting a decrease of $222 million from December 31, 2010. The decrease reflects ongoing capital investment in transmission and distribution infrastructure.

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

The revolving credit facility contains a debt-to-capital ratio covenant that effectively limits our ability to incur indebtedness in the future. At June 30, 2011, we were in compliance with the covenant. The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the fair value of certain property additions that could be certified to the Deed of Trust collateral agent. At June 30, 2011, the available bond credits were approximately $1.183 billion and the amount of additional potential indebtedness that could be secured by property additions, subject to the completion of a certification process, was $1.405 billion.

We also committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At June 30, 2011 and December 31, 2010, our regulatory capitalization ratios were 58.9% debt and 41.1% equity and 59.7% % debt and 40.3% equity, respectively. See Note 6 to Financial Statements for discussion of the debt-to-equity ratio.

Distributions — During 2011, our board of directors declared, and we paid, the following cash distributions to members:

Declaration Date	Payment Date	Amount
July 27, 2011	July 28, 2011	$40
April 27, 2011	April 28, 2011	$20
February 15, 2011	February 16, 2011	$20

See Note 6 to Financial Statements for discussion of distribution restriction provisions.

Pension and OPEB Plan Funding — We expect to make cash contributions to EFH Corp.’s pension and OPEB plans and the Oncor Plan of $172 million, $18 million and $3 million, respectively, in 2011. In the six months ended June 30, 2011, our contributions to EFH Corp.’s pension and OPEB plans and the Oncor Plan totaled $49 million, $9 million and $1 million, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility contains a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, debt is calculated as indebtedness defined in the credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP). The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco. Capitalization is calculated as membership interests determined in accordance with US GAAP. At June 30, 2011, we were in compliance with such covenant.

Impact on Liquidity of Credit Ratings — The rating agencies assign credit ratings to certain of our debt securities. Our access to capital markets and cost of debt could be directly affected by our credit ratings. Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. In particular, a decline in credit ratings would increase the cost of our revolving credit facility (as discussed below) and additional or replacement credit facilities. In the event any adverse action with respect to our credit ratings takes place and causes borrowing costs to increase, we may not be able to recover such increased costs if they exceed our PUCT-approved cost of debt determined in our 2008 general rate case or subsequent rate cases.

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

The credit ratings assigned for debt securities issued by us at June 30, 2011 are presented below. All three rating agencies have placed our ratings on “stable outlook.”

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

A default by us or our subsidiary in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under our revolving credit facility. Under this facility, such a default may cause the maturity of outstanding balances ($586 million at June 30, 2011, including $6 million in letters of credit) under such facility to be accelerated.

Guarantees — See Note 5 to Financial Statements for details of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2011, we did not have any material off-balance sheet arrangements with special purpose entities or VIEs.

COMMITMENTS AND CONTINGENCIES

See Note 5 to Financial Statements for details of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after June 30, 2011 that are expected to materially impact us.

REGULATION AND RATES

Sunset Review and Other State Legislation

PURA, the PUCT, ERCOT, the TCEQ and the OPUC were subject to “sunset” review by the Texas Legislature in the 2011 legislative session. Sunset review includes, generally, a comprehensive review of the need for and effectiveness of an administrative agency (the PUCT, ERCOT, the TCEQ and the OPUC), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g. PURA). During the 2011 legislative session, the Texas Legislature extended the life of the PUCT until 2013, at which time the agency will undergo a limited purpose sunset review, continued ERCOT until the subsequent PUCT sunset review and continued the OPUC and the TCEQ for 12 years.

During the 2011 legislative session, the Texas Legislature passed Senate Bill 1693, which directs the PUCT to adopt a rule by September 25, 2011 that will allow utilities to recover distribution-related investments on an interim basis without the need for a full rate case. Utilities will be allowed to file, under certain circumstances, up to four periodic rate adjustments for these distribution investments between rate cases. No other legislation passed during the 2011 legislative session is expected to have a substantial impact on our financial position, results of operations or cash flows.

Matters with the PUCT

Rate Cases — In January 2011, we filed for a rate review with the PUCT and 203 original jurisdiction cities based on a test year ended June 30, 2010 (PUCT Docket No. 38929). If approved as requested, this review would have resulted in an aggregate annual rate increase of approximately $353 million over the test year period adjusted for the impact of weather. In April 2011, we filed, and the administrative law judges in the rate review granted, a motion requesting abatement of the procedural schedule in the rate review on the grounds that we and the parties to the rate review had reached a Memorandum of Settlement that would settle and resolve all issues in the rate review. We filed a stipulation in May 2011 that incorporated the Memorandum of Settlement along with proposed tariffs. The terms of the settlement include an approximate $137 million base rate increase and additional provisions to address franchise fees (discussed further below) and other expenses. Approximately $93 million of the increase became effective July 1, 2011 (on an interim basis), and the remainder will become effective by January 1, 2012. The settlement did not change our authorized regulatory capital structure of 60% debt and 40% equity or our authorized return on equity of 10.25%. Under the terms of the settlement, we cannot file another general base rate review prior to July 1, 2013, but are not restricted from filing wholesale transmission rate, transmission cost recovery factor, distribution-related investment or other rate updates and adjustments permitted by Texas state law and PUCT rules.

In response to concerns raised by PUCT Commissioners at the July 22, 2011 PUCT open meeting regarding the Memorandum of Settlement, we filed a modified stipulation that removed from the settlement a one-time payment (approximately $22 million) to certain cities we serve for retrospective franchise fees. Instead, pursuant to the terms of a separate agreement with certain cities we serve, and only if the modified stipulation is approved, we would make a one-time payment of approximately $22 million to those cities for retrospective franchise fees. The payment is subject to refund from the cities or recovery from customers after final resolution of proceedings related to the appeals from our June 2008 rate review filing (discussed immediately below). No other significant terms of the original Memorandum of Settlement were revised. The modified stipulation and related tariffs are scheduled for an evidentiary hearing on July 29, 2011, and may be considered by the PUCT at its August 3, 2011 open meeting.

In August 2009, the PUCT issued a final Order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (PUCT Docket No. 35717), and new rates were implemented in September 2009. In November 2009, the PUCT issued an Order on Rehearing that established a new rate class but did not change the revenue requirements. We and four other parties appealed various portions of the rate case final Order to a state district court, and oral argument was held in October 2010. In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees, and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities. We filed an appeal with the Austin Court of Appeals in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities. The case is currently in the briefing stage. We are unable to predict the outcome of the appeal.

Competitive Renewable Energy Zones (CREZs) — In January 2009, the PUCT awarded us CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for 17 of those projects. All 17 projects and 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. In addition to these projects, ERCOT completed a study in December 2010 that will result in us and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. We currently estimate, based on these additional voltage support facilities and the approved routes and stations for our awarded CREZ projects, that CREZ construction costs will total approximately $2.0 billion. CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes. At June 30, 2011, our cumulative CREZ-related capital expenditures totaled $538 million, including $222 million during the six months ended June 30, 2011. We expect that all necessary permitting actions and other requirements and all construction activities for our CREZ construction projects will be completed by the end of 2013.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 38938 and 39456) — In order to recover increases in our transmission costs, including incremental fees paid to other transmission service providers due to an increase in their rates, we are allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of our retail delivery rates charged to REPs. In December 2010, we filed an application to increase the TCRF, which was administratively approved in January 2011 and became effective March 1, 2011. This application is expected to increase annualized revenues by approximately $33 million. In June 2011, we filed an application to increase the TCRF, which we expect to become effective September 1, 2011. This application is expected to increase annualized revenues by approximately $48 million.

Application for Reconciliation of Advanced Meter Surcharge (PUCT Docket No. 39552) — In July 2011, we filed an application with the PUCT for reconciliation of all costs incurred and investments made through December 31, 2010, in the deployment of our AMS pursuant to our AMS Deployment Plan approved in Docket No. 35718. The Order in Docket No. 35718 included a requirement that we file a reconciliation proceeding two years after the implementation of the AMS surcharge. Through the end of 2010, we have spent approximately $357 million in executing the approved AMS Deployment Plan and we billed customers approximately $171 million through the AMS surcharge. We are not seeking a change in the AMS surcharge or the AMS Deployment Plan in this proceeding. We anticipate that the proceeding will be concluded by the end of 2011.

Application for 2012 Energy Efficiency Cost Recovery Factor (PUCT Docket No. 39375) — In May 2011, we filed an application with the PUCT to request approval of an energy efficiency cost recovery factor (EECRF) for 2012. PUCT rules require us to make an annual EECRF filing by May 1 (or the first business day in May) for implementation at the beginning of the next calendar year. The requested 2012 EECRF is $54 million as compared to $51 million established for 2011, and would result in a monthly charge for residential customers of $0.98 as compared to the 2011 residential charge of $0.91 per month. As allowed by the rule, the 2012 EECRF is designed to recover $49 million of our costs for the 2012 programs and an $8 million performance bonus based on 2010 results, partially offset by a $3 million reduction for over-recovery of 2010 costs. Two parties have requested a hearing, which is scheduled for August 25, 2011. We anticipate that the PUCT will issue an Order by the end of 2011.

Remand of 1999 Wholesale Transmission Matrix Case (PUCT Docket No. 38780) — In October 2010, the PUCT established Docket No. 38780 for the remand of Docket No. 20381, the 1999 wholesale transmission charge matrix case. A joint settlement agreement was entered into effective October 6, 2003. This settlement resolves disputes regarding wholesale transmission pricing and charges for the period of January 1997 through August 1999, the period prior to the September 1, 1999 effective date of the legislation that authorized 100% postage stamp pricing for ERCOT wholesale transmission. Since a series of appeals has become final, the 1999 matrix docket has been remanded to the PUCT to address two additional issues. If the appealing parties prevail and the PUCT rules adversely with respect to the two additional issues, we believe our liabilities, totaling up to approximately $22 million, would be appropriate for recovery through rates. At this time, we cannot predict the outcome of this matter. See Note 5 to Financial Statements for a discussion of this proceeding.

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

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place. All of our long-term debt at June 30, 2011 and December 31, 2010 carried fixed interest rates.

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

Our exposure to credit risk associated with accounts receivable totaled $168 million from affiliates, substantially all of which consisted of trade accounts receivable from TCEH, and $309 million from nonaffiliated customers at June 30, 2011. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million at June 30, 2011. The nonaffiliated exposure consists almost entirely of noninvestment grade trade accounts receivable, of which $243 million represented trade accounts receivable from REPs. At June 30, 2011, subsidiaries of one nonaffiliated REP collectively represented approximately 11% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure. We view our exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.

At June 30, 2011, we were exposed to credit risk associated with the note receivable from TCEH totaling $199 million ($40 million reported as current in trade accounts and other receivables from affiliates) and amounts receivable from members under the tax sharing agreement totaling $138 million ($110 million from EFH Corp.).

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

On July 26, 2011, our Organization and Compensation Committee (O&C Committee) adopted the Third Amended and Restated Executive Annual Incentive Plan (Revised Incentive Plan). The Revised Incentive Plan changes the individual performance modifiers that may be used for calculating individual incentive awards. Under the previous structure, individual performance modifiers could be within a range of 200% - 0% of base salary. Under the new structure set forth in the Revised Incentive Plan, individual performance modifiers may be within the range of plus fifty percent (+50%) and minus fifty percent (-50%) of base salary, or such other range as may be determined by the O&C Committee. All other material terms of the Revised Incentive Plan remain the same as the then-existing plan described in our 2010 Form 10-K. See “Item 11. Executive Compensation” in our 2010 Form 10-K for a full description of the plan.

The foregoing description of the Revised Incentive Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Revised Incentive Plan, which is filed as Exhibit 10(a) hereto and incorporated herein by reference.

ITEM 6.	EXHIBITS

(a) Exhibits provided as part of Part II are:

Exhibits	Previously Filed With File Number	As Exhibit

(10)	Material Contracts.

10(a)			—	Oncor Electric Delivery Company LLC Third Amended and Restated Executive Annual Incentive Plan

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits

99			—	Condensed Statements of Consolidated Income – Twelve Months Ended June 30, 2011
XBRL Data Files

101.INS			—	XBRL Instance Document*

101.SCH			—	XBRL Taxonomy Extension Schema Document*

101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY COMPANY LLC

By:	/s/ David M. Davis
David M. Davis
Senior Vice President and Chief Financial Officer

Date: July 28, 2011

EXHIBIT INDEX

Exhibits	Previously Filed With File Number	As Exhibit

(10)	Material Contracts.

10(a)			—	Oncor Electric Delivery Company LLC Third Amended and Restated Executive Annual Incentive Plan

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits

99			—	Condensed Statements of Consolidated Income – Twelve Months Ended June 30, 2011
XBRL Data Files

101.INS			—	XBRL Instance Document*

101.SCH			—	XBRL Taxonomy Extension Schema Document*

101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Furnished herewith.