Form 10-K
period 2011-12-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2012-02-21
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-100240

Oncor Electric Delivery Company LLC

(Exact name of registrant as specified in its charter)

Delaware	75-2967830
(State of Organization)	(I.R.S. Employer Identification No.)

1616 Woodall Rodgers Fwy., Dallas, TX 75202

(Address of principal executive offices)(Zip Code)

(214) 486-2000

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of Oncor Electric Delivery Company LLC common membership interests held by non-affiliates: None

As of February 20, 2012, 80.03% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.22% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors. None of the membership interests are publicly traded.

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

This Form 10-K and other Securities and Exchange Commission filings of Oncor and its subsidiary occasionally make references to Oncor (or “we,” “our,” “us” or “the company”) when describing actions, rights or obligations of its subsidiary. These references reflect the fact that the subsidiary is consolidated with Oncor for financial reporting purposes. However, these references should not be interpreted to imply that Oncor is actually undertaking the action or has the rights or obligations of its subsidiary or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	Texas Electric Choice Plan, the legislation that restructured the electric utility industry in Texas to provide for retail competition

Bondco	Refers to Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned consolidated bankruptcy-remote financing subsidiary of Oncor that has issued securitization (transition) bonds to recover certain regulatory assets and other costs.

Capgemini	Capgemini Energy LP, a provider of business support services to Oncor

CREZ	Competitive Renewable Energy Zone

Deed of Trust	Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, made by Oncor to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, formerly The Bank of New York), as collateral agent, as amended

EBITDA	Refers to earnings (net income) before interest expense, income taxes (or provision in lieu of income taxes), depreciation and amortization.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EFH Retirement Plan	Refers to the defined benefit pension plan sponsored by EFH Corp., in which Oncor is a participating subsidiary.

EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

Investment LLC	Refers to Oncor Management Investment LLC, a limited liability company and minority membership interest owner (approximately 0.22%) of Oncor, whose managing member is Oncor and whose Class B Interests are owned by certain members of the management team and independent directors of Oncor.

IRS	US Internal Revenue Service

kV	kilovolts

kW	kilowatt

kWh	kilowatt-hours

LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market

Limited Liability Company Agreement	The Second Amended and Restated Limited Liability Company Agreement of Oncor, dated as of November 5, 2008, by and among Oncor Holdings, Texas Transmission and Investment LLC, as amended

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

NERC	North American Electric Reliability Corporation

NRC	US Nuclear Regulatory Commission

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Bondco, depending on context.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner (approximately 80.03%) of Oncor, and/or its subsidiaries, depending on context.

Oncor Plan	Refers to the Oncor Supplemental Retirement Plan, also referred to herein as the “Supplemental Retirement Plan.”

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor.

OPEB	other postretirement employee benefits

OPEB plan	Refers to an EFH Corp.-sponsored plan, in which Oncor is a participating subsidiary, that offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from the company.

OPUC	Texas Office of Public Utility Counsel

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

purchase accounting	The purchase method of accounting for a business combination as prescribed by US GAAP, whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs, are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)

SARs	Stock Appreciation Rights

SARs Plan	Refers to the Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan.

SEC	US Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Sponsor Group	Refers collectively to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR), TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co., that have an ownership interest in Texas Holdings.

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of Energy Future Competitive Holdings Company and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

TCEQ	Texas Commission on Environmental Quality

TCRF	transmission cost recovery factor

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is an entity indirectly owned by a private investment group led by OMERS Administration Corporation, acting through its infrastructure investment entity, Borealis Infrastructure Management Inc., and the Government of Singapore Investment Corporation, acting through its private equity and infrastructure arm, GIC Special Investments Pte Ltd. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

TRE	Refers to Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and ERCOT protocols.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

VIE	variable interest entity

PART I

Items 1. and 2.       BUSINESS AND PROPERTIES

References in this report to “we,” “our,” “us” and “the company” are to Oncor and or/its subsidiary as apparent in the context. See “Glossary” on page ii for other defined terms and abbreviations.

Overview of Oncor

We are a regulated electricity transmission and distribution company that provides the essential service of delivering electricity safely, reliably and economically to end-use consumers through our distribution systems, as well as providing transmission grid connections to merchant generation plants and interconnections to other transmission grids in Texas. We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp. Oncor Holdings owns 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly beneficially own our remaining outstanding membership interests. We are a limited liability company organized under the laws of the State of Delaware, formed in 2007 as the successor entity to Oncor Electric Delivery Company, formerly known as TXU Electric Delivery Company, a corporation formed under the laws of the State of Texas in 2001.

Our transmission and distribution assets are located principally in the north-central, eastern and western parts of Texas. This territory has an estimated population in excess of ten million, about forty percent of the population of Texas, and comprises 91 counties and over 400 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen. We are not a seller of electricity, nor do we purchase electricity for resale. We provide transmission services to other electricity distribution companies, cooperatives, municipalities and REPs. We provide distribution services to REPs, which sell electricity to retail customers. Our transmission and distribution rates are regulated by the PUCT, and in certain instances, by the FERC. The company is managed as an integrated business; consequently, there are no reportable segments.

We operate the largest transmission and distribution system in Texas, delivering electricity to more than three million homes and businesses and operating more than 118,000 miles of transmission and distribution lines. Most of our power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law. At December 31, 2011, we had approximately 3,700 full-time employees, including approximately 850 employees under collective bargaining agreements.

Various “ring-fencing” measures have been taken to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and our credit quality. These measures serve to mitigate our and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that our assets and liabilities or those of Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: our sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; our board of directors being comprised of a majority of independent directors; and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. We do not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa. Accordingly, our operations are conducted, and our cash flows are managed, independently from the Texas Holdings Group.

In November 2008, we sold equity interests to Texas Transmission. We also indirectly sold equity interests to certain members of our board of directors and management team. Accordingly, after giving effect to all equity issuances, at December 31, 2011, the ownership of our outstanding membership interests was as follows: 80.03% held by Oncor Holdings and indirectly by EFH Corp., 19.75% held by Texas Transmission and 0.22% held indirectly by certain members of our board of directors and management team.

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

In 2011, ERCOT’s hourly demand peaked at a record 68,379 MW. The ERCOT market has limited interconnections to other markets in the US and Mexico, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity (or approximately 2% of peak demand). In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

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

We believe that building and leveraging upon opportunities to scale our operating advantage and technology programs enables us to create value by eliminating duplicative costs, efficiently managing supply costs, and building and standardizing distinctive process expertise over a larger grid. Scale also allows us to take part in large capital investments in our transmission and distribution system, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs. Our growth strategies are to invest in technology upgrades, including advanced metering systems and energy efficiency initiatives, and to construct new transmission and distribution facilities to meet the needs of the growing Texas market and support renewable energy production. We and other transmission and distribution businesses in ERCOT benefit from regulatory capital recovery mechanisms known as “capital trackers” that we believe enable adequate and timely recovery of transmission, distribution and advanced metering investments through our regulated rates.

Oncor’s Operations

Performance — We achieved or exceeded market performance protocols in 12 out of 14 PUCT market metrics in 2011. These metrics measure the success of transmission and distribution companies in facilitating customer transactions in the competitive Texas electricity market.

Investing in Infrastructure and Technology — In 2011, we invested approximately $1.4 billion in our network to construct, rebuild and upgrade transmission lines and associated facilities, to extend the distribution infrastructure, and to pursue certain initiatives in infrastructure maintenance and information technology. Reflecting our commitment to infrastructure, in September 2008, we and several other ERCOT utilities filed with the PUCT a plan to participate in the construction of transmission improvements designed to interconnect existing and future renewable energy facilities to transmit electricity from CREZs identified by the PUCT. In January 2009, the PUCT awarded us CREZ construction projects requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for 17 of those projects. All 17 projects and 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. In addition to these projects, ERCOT completed a study in December 2010 that will result in us and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ-related construction. We currently estimate, based on these additional voltage support facilities and the approved routes and stations for our awarded CREZ projects, that our CREZ construction costs will total approximately $2.0 billion. CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes. At December 31, 2011, our cumulative CREZ-related capital expenditures totaled $899 million, including $583 million in 2011. We expect that all necessary permitting actions and other requirements and all line and station construction activities for our CREZ construction projects will be completed by the end of 2013 with additional voltage support projects completed by early 2014. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulation and Rates.”

Our technology upgrade initiatives include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is expected to produce electricity service reliability improvements and provide the potential for additional products and services from REPs that will enable businesses and consumers to better manage their electricity usage and costs. Our plans provide for the full deployment of over three million advanced meters to all residential and most non-residential retail electricity customers in our service area by the end of 2012. The advanced meters can be read remotely, rather than by a meter reader physically visiting the location of each meter. Advanced meters facilitate automated demand side management, which allows consumers to monitor the amount of electricity they are consuming and adjust their electricity consumption habits. At December 31, 2011, we had installed approximately 2,302,000 advanced digital meters, including approximately 788,000 during 2011. As the new meters are integrated, we report 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $518 million through December 31, 2011, including $158 million in 2011.

In addition to the potential energy efficiencies from advanced metering, we expect to spend approximately $340 million ($100 million in excess of regulatory requirements) over the five-year period ending 2012 in programs designed to improve customer electricity demand efficiencies. At December 31, 2011, approximately $265 million had been spent, including $75 million in 2011, and 75% of the amount in excess of regulatory requirement had been spent.

In a stipulation with several parties that was approved by the PUCT (as discussed in Note 3 to Financial Statements), we committed to a variety of actions, including minimum capital spending of $3.6 billion over the five-year period ending December 31, 2012, subject to certain defined conditions. At December 31, 2011, approximately 94% of this total had been spent. This spending does not include the CREZ facilities.

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

At December 31, 2011 our transmission facilities included approximately 5,407 circuit miles of 345-kV transmission lines and approximately 9,935 circuit miles of 138-and 69-kV transmission lines. Sixty-one generation facilities totaling 33,380 MW were directly connected to our transmission system at December 31, 2011, and 288 transmission stations and 707 distribution substations were served from our transmission system.

At December 31, 2011, our transmission facilities had the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Centerpoint Energy Inc.	8	—	—
American Electric Power Company, Inc (a)	4	7	11
Lower Colorado River Authority	8	22	3
Texas Municipal Power Agency	6	6	—
Texas New Mexico Power	4	9	11
Brazos Electric Power Cooperative, Inc.	6	109	22
Electric Transmission Texas, LLC	2	1	—
Rayburn Country Electric Cooperative, Inc.	—	37	6
City of Georgetown	—	2	—
Tex-La Electric Cooperative of Texas, Inc.	—	12	1
Other small systems operating wholly within Texas	—	4	2

(a)	One of the 345-kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Our electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within our certificated service area. Our distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through approximately 3,147 distribution feeders.

Our distribution system includes over 3.2 million points of delivery. Over the past five years, the number of distribution system points of delivery we serve, excluding lighting sites, grew an average of approximately 1.12% per year, adding approximately 34,000 points of delivery in 2011.

Our distribution system consists of approximately 56,466 miles of overhead primary conductors, approximately 21,529 miles of overhead secondary and street light conductors, approximately 15,703 miles of underground primary conductors and approximately 9,738 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

Distribution rates for residential and small commercial users are based on actual monthly consumption (kWh), and rates for large commercial and industrial users are based on the greater of actual monthly demand (kW) or 80% of peak monthly demand during the prior eleven months.

During the 2011 legislative session, the Texas Legislature passed Senate Bill 1693, which directed the PUCT to adopt a rule that will allow utilities to recover distribution-related investments on an interim basis without the need for a full rate review. At its September 15, 2011 open meeting, the PUCT approved the periodic rate adjustment rule, which allows utilities to file, under certain circumstances, up to four periodic rate adjustments for these distribution investments between rate reviews.

Customers — Our transmission customers consist of municipalities, electric cooperatives and other distribution companies. Our distribution customers consist of more than 80 REPs, including TCEH and certain electric cooperatives in our certificated service area. Revenues from TCEH represented 33% of our total revenues for 2011. Revenues from subsidiaries of Reliant Energy, Inc., each of which is a non-affiliated REP, represented 12% of our total revenues for 2011. No other customer represented more than 10% of our total operating revenues. The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.

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

The PUCT has original jurisdiction over transmission and distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the PUCT and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, PURA prohibits the collection of any rates or charges by a public utility (as defined by PURA) that does not have the prior approval of the appropriate regulatory authority (PUCT or municipality with original jurisdiction). In January 2011, we filed for a rate review with the PUCT and 203 cities based on a test year ended June 30, 2010 (PUCT Docket No. 38929). In August 2011, the PUCT issued a final order with respect to the rate review as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulation and Rates.”

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

Securitization Bonds — Our consolidated financial statements include our wholly-owned, bankruptcy-remote financing subsidiary, Bondco. This financing subsidiary was organized for the limited purpose of issuing certain transition bonds in 2003 and 2004. Bondco issued $1.3 billion principal amount of transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002. At December 31, 2011, $554 million principal amount of transition bonds was outstanding, which mature in 2012 to 2016.

Environmental Regulations and Related Considerations — The TCEQ and the EPA have jurisdiction over water discharges (including storm water) from facilities in Texas. We believe our facilities are presently in material compliance with applicable state and federal requirements relating to discharge of pollutants into the water. We believe we hold all required waste water discharge permits from the TCEQ for facilities in operation and have applied for or obtained necessary permits for facilities under construction. We also believe we can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure (SPCC) plans for oil-filled electrical equipment and bulk storage facilities for oil required updating of certain facilities. We have developed and implemented SPCC plans as required for those substations, work centers and distribution systems, and we believe we are currently in compliance with the new rules that became effective in November 2011.

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

Our capital expenditures for environmental matters totaled approximately $22 million in 2011 and are expected to total approximately $23 million in 2012.

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

Our business is subject to changes in state and federal laws (including PURA, the Federal Power Act, the Public Utility Regulatory Policies Act of 1978 and the Energy Policy Act of 2005), changing governmental policy and regulatory actions (including those of the PUCT, the NERC, the TRE, the TCEQ, the FERC and the EPA) and the rules, guidelines and protocols of ERCOT with respect to matters including, but not limited to, market structure and design, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments, return on invested capital and environmental matters. Changes in, revisions to, or reinterpretations of existing laws and regulations may have an adverse effect on our business and we could be exposed to increased costs to comply with the more stringent requirements or new interpretations and to potential liability for customer refunds, penalties or other amounts. If it is determined that we did not comply with applicable statutes, regulations, rules, tariffs or orders and we are ordered to pay a material amount in customer refunds, penalties or other amounts, our financial condition, results of operations and cash flow would be materially adversely affected.

For example, under the Energy Policy Act of 2005, the FERC can impose penalties (up to $1 million per day per violation) for failure to comply with mandatory electric reliability standards, including standards to protect the power system against potential disruptions from cyber and physical security breaches. In addition, the PUCT may impose penalties on us if it finds that we violated any law, regulation, PUCT orders or other rules or requirements. The PUCT has the authority to impose penalties of up to $25,000 per day, per violation.

The Texas Legislature meets every two years. The last regular session ended on May 30, 2011. The next regular session is scheduled to commence January 8, 2013. However, at any time the governor may convene a special session of the Legislature. During any regular or special session bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects.

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

In addition, in 2007 we made several commitments to the PUCT regarding our rates. For example, we committed that we will, in rate reviews after our 2008 general rate review through proceedings initiated prior to December 31, 2012, support a cost of debt that will be no greater than the then-current cost of debt of electric utilities with credit ratings equal to our ratings as of October 1, 2007. As a result, we may not be able to recover all of our debt costs if they are above those levels.

Attacks on our infrastructure or other events that disrupt or breach our cyber/data security measures could have an adverse impact on our reputation, disrupt business operations and expose us to significant liabilities including penalties for failure to comply with federal, state or local statutes and regulations, which could have a material effect on our results of operations, liquidity and financial condition.

A breach of cyber/data security measures that impairs our information technology infrastructure could disrupt normal business operations and affect our ability to control our transmission and distribution assets, access customer information and limit communication with third parties. Much of our information technology infrastructure is connected (directly or indirectly) to the Internet. Recently there have been numerous attacks on government and industry information technology systems through the Internet that have resulted in material operational, reputation and/or financial costs. While we have controls in place designed to protect our infrastructure and have not had any significant breaches, any loss of confidential or proprietary data through a breach could adversely affect our reputation, expose the company to material legal/regulatory claims, impair our ability to execute on business strategies and/or materially affect our results of operations, liquidity and financial condition.

As part of the continuing development of new and modified reliability standards, the FERC has approved changes to its Critical Infrastructure Protection reliability standards and has established standards for assets that a utility has identified as “critical cyber assets.” Under the Energy Policy Act of 2005, the FERC can impose penalties (up to $1 million per day per violation) for failure to comply with mandatory electric reliability standards, including standards to protect the power system against potential disruptions from cyber and physical security breaches.

We participate in industry groups and discussions with regulators to remain current on emerging threats and mitigating techniques. These groups include, but are not limited to: the US Cyber Emergency Response Team, the National Electric Sector Cyber Security Organization, the Department of Homeland Security, the NRC and NERC. We also apply the knowledge gained by continuing to invest in technology, processes and services to detect, mitigate and protect our cyber assets. These investments include upgrades to network architecture, regular intrusion detection monitoring and compliance with emerging industry regulation.

Our capital deployment program may not be executed as planned, which could adversely impact our financial condition and results of operations.

There can be no guarantee that the execution of our capital deployment program for our electricity delivery facilities will be successful, and there can be no assurance that the capital investments we intend to make in connection with our electricity delivery business will produce the desired reductions in cost and improvements to service and reliability. Furthermore, there can be no guarantee that our capital investments, including our investments associated with projects to construct CREZ-related transmission lines and facilities and additional voltage support projects will ultimately be recoverable through rates or, if recovered, that they will be recovered on a timely basis. For more information regarding the limitation on recovering the value of investments using rates and the CREZ project, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Risks and Challenges” and “– Regulation and Rates.” There can also be no assurance that the PUCT’s award of CREZ construction projects will not be delayed, modified or otherwise vacated through judicial or administrative actions, or that CREZ-related costs will not be materially increased as a result of administrative actions of the finalization of voltage support facilities and final detailed designs of subsequent project routes.

Market volatility may impact our business and financial condition in ways that we currently cannot predict.

Because our operations are capital intensive, we expect to rely over the long-term upon access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or our revolving credit facility. With the construction of our CREZ-related transmission lines and facilities and our other planned projects, it is likely we will incur additional debt. In addition, we may incur additional debt in connection with other investments in infrastructure or technology, such as our advanced metering systems. Our ability to access the capital or credit markets may be severely restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the cost of debt financing may be materially and adversely impacted by these market conditions. Even if we are able to obtain debt financing, we may be unable to recover in rates some or all of the costs of such debt financing as a result of our agreement with the PUCT that we will, in rate reviews initiated prior to December 31, 2012, support a cost of debt that will be no greater than the then-current cost of debt of electric utilities with investment grade credit ratings equal to our ratings as of October 1, 2007. Accordingly, there can be no assurance that the capital and credit markets will continue to be a reliable or acceptable source of short-term or long-term financing for us. Additionally, disruptions in the capital and credit markets could have a broader impact on the economy in general in ways that could lead to reduced electricity usage, which could have a negative impact on our revenues, or have an impact on our customers, counterparties and/or lenders, causing them to fail to meet their obligations to us.

Adverse actions with respect to our credit ratings could negatively affect our ability to access capital.

Our access to capital markets and our cost of debt are directly affected by our credit ratings. Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. Our credit ratings are currently substantially higher than those of EFH Corp., our majority equity investor. If credit rating agencies were to change their views of our independence of EFH Corp., our credit ratings would likely decline. Despite our ring-fencing measures, rating agencies could take an adverse action with respect to our credit ratings in response to financing and liability management activities by EFH Corp. or its subsidiaries. In the event any such adverse action takes place and causes our borrowing costs to increase, we may not be able to recover such increased costs if they exceed our PUCT-approved cost of debt determined in our most recent rate review or subsequent rate reviews.

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

Our revenues are concentrated in a small number of customers, including TCEH, and any delay or default in payment could adversely affect our cash flows, financial condition and results of operations.

Our revenues from the distribution of electricity are collected from more than 80 REPs, including TXU Energy (a subsidiary of TCEH), that sell the electricity we distribute to consumers. Revenues from TCEH represented 33% of our total revenues for the year ended December 31, 2011. Revenues from subsidiaries of Reliant Energy, Inc., each of which is a non-affiliated REP, collectively represented 12% of our total revenues for the year ended December 31, 2011. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of TCEH or one or more other REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments. We depend on these REPs to timely remit these revenues to us. We could experience delays or defaults in payment from these REPs, which could adversely affect our cash flows, financial condition and results of operations. Due to commitments made to the PUCT in 2007, we may not recover bad debt expense, or certain other costs and expenses, from rate payers in the event of a default or bankruptcy by an affiliate REP.

In the future, we could have liquidity needs that could be difficult to satisfy under some circumstances, especially in uncertain financial market conditions.

Our operations are capital intensive. We rely on access to financial markets and our revolving credit facility as a significant source of liquidity for capital requirements, including maturities of long-term debt, not satisfied by cash-on-hand or operating cash flows. The inability to raise capital on favorable terms or access liquidity facilities, particularly during times of uncertainty similar to those experienced in the financial markets in 2008 and 2009, could adversely impact our ability to sustain and grow our business and would likely increase capital costs that may not be recoverable through rates. Our access to the financial markets and our revolving credit facility, and the pricing and terms we receive in the financial markets, could be adversely impacted by various factors, such as:

•	changes in financial markets that reduce available credit or the ability to obtain or renew liquidity facilities on acceptable terms;

•	economic weakness in the ERCOT market;

•	changes in interest rates;

•	a deterioration of our credit or a reduction in our credit ratings;

•	a deterioration of the credit or bankruptcy of one or more lenders under our revolving credit facility that affects the ability of such lender(s) to make loans to us;

•

a deterioration of the credit of EFH Corp. or EFH Corp.’s other subsidiaries or a reduction in the credit ratings of EFH Corp. or EFH Corp.’s other subsidiaries that is perceived to potentially have an adverse impact on us despite the ring-fencing of the Oncor Ring-Fenced Entities from the Texas Holdings Group;

•	a material breakdown in our risk management procedures, and

•	the occurrence of changes that restrict our ability to access our revolving credit facility.

Our primary source of liquidity aside from operating cash flows is our ability to borrow under our revolving credit facility. The revolving credit facility contains a debt-to-capital ratio covenant that effectively limits our ability to incur indebtedness in the future. At December 31, 2011, we were in compliance with such covenant. The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At December 31, 2011, the available bond credits were approximately $1.635 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $708 million. In 2007, we committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At December 31, 2011, our regulatory capitalization ratio was 59.7% debt and 40.3% equity. Our ability to incur additional long-term debt will be limited by our regulatory capital structure.

The costs of providing pension and OPEB and related funding requirements may have a material adverse effect on our results of operations and financial condition.

We are a participating employer in the pension plan sponsored by EFH Corp. (EFH Retirement Plan) and offer pension benefits based on either a traditional defined benefit formula or a cash balance formula. We also participate in health care and life insurance benefit plans offered by EFH Corp. to eligible employees and their eligible dependents upon the retirement of such employees from us (OPEB Plan). Our share of the costs of providing such benefits and related funding requirements are dependent upon numerous factors, assumptions and estimates and are subject to changes in these factors, assumptions and estimates, including the market value of the assets funding the EFH Retirement Plan and the OPEB Plan. Benefits costs and related funding requirements are also subject to changing employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans, expected and actual earnings on plan assets and the discount rates used in determining the projected benefit obligation. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods.

If EFH Corp., which is highly leveraged, was unable to make required contributions to the pension plan while it was a member of our controlled group within the meaning of ERISA, we could be liable under ERISA for such contributions as well as for any unfunded pension plan liability that EFH Corp. is unable to pay. Our funding for the EFH Retirement Plan, the OPEB Plan and the Oncor Plan in 2012 is expected to total $122 million, $18 million and $3 million, respectively. Funding for the EFH Retirement Plan, based on its funded status at December 31, 2011, is expected to total approximately $800 million for the 2012 to 2016 period. We are expected to fund approximately 73% of this amount consistent with our share of the pension liability. In 2011, we made cash contributions to the EFH Retirement Plan, the OPEB Plan and the Oncor Plan of $172 million, $18 million and $3 million, respectively. See Note 12 to Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Pension and OPEB Plan Funding” for further information regarding pension and OPEB plans’ funding.

Our ring-fencing measures may not work as planned.

As discussed above, to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and our credit quality, various legal, financial and contractual provisions were implemented. These enhancements are intended to minimize the risk that a court would order any of the Oncor Ring-Fenced Entities’ assets and liabilities to be substantively consolidated with those of any member of the Texas Holdings Group in the event that a member of the Texas Holdings Group were to become a debtor in a bankruptcy case. Nevertheless, bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict. Accordingly, if any member of the Texas Holdings Group were to become a debtor in a bankruptcy case, there can be no assurance that a court would not order an Oncor Ring-Fenced Entity’s assets and liabilities to be substantively consolidated with those of such member of the Texas Holdings Group or that a proceeding would not result in a disruption of services we receive from, or jointly with, our affiliates. See Note 1 to Financial Statements for additional information on our ring-fencing measures.

As was the case in the fourth quarter of 2008, goodwill that we have recorded is subject to at least annual impairment evaluations, and as a result, we could be required to write off some or all of this goodwill, which may cause adverse impacts on our financial condition and results of operations.

In accordance with accounting standards, recorded goodwill is not amortized but is reviewed annually or more frequently for impairment, if certain conditions exist, and may be impaired. Any reduction in or impairment of the value of goodwill will result in a charge against earnings, which could cause a material adverse impact on our reported results of operations and financial condition. In the fourth quarter of 2008, we recorded a goodwill impairment charge totaling $860 million, which was not deductible for income tax-related purposes. See Notes 1 and 2 to Financial Statements for details regarding the goodwill impairment.

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

The PUCT and ERCOT are subject to regular “sunset” reviews by the Texas Sunset Advisory Commission. If either the PUCT or ERCOT is not renewed by the Texas Legislature pursuant to Sunset review, it could have a material effect on our business.

Sunset review is the regular assessment of the continuing need for an administrative agency to exist, and is grounded in the premise that an agency will be abolished unless legislation is passed to continue its functions. The Texas Sunset Advisory Commission (Sunset Commission) closely reviews each agency and recommends action on each agency to the Texas Legislature, which action may include modifying or even abolishing the agency. Of the agencies scheduled for Sunset review by the Sunset Commission, the PUCT and ERCOT are the most significant to our business. The PUCT is scheduled for a limited purpose sunset review in 2013 and ERCOT is scheduled for review after 2013 with the PUCT’s next review in 2023. These agencies are also subject to focused, limited scope or special purpose reviews. These agencies, for the most part, participate in, govern or operate the electricity markets in Texas upon which our business model is based. If the Texas Legislature fails to renew any of these agencies, it could result in a significant restructuring of the Texas electricity market or regulatory regime that could have a material impact on our business. There can be no assurance that future action of the Sunset Commission will not result in legislation that could have a material adverse effect on us and our financial prospects.

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

The first issue is the wholesale transmission transition mechanism for the period of September 1999 through December 1999. The disputed issue is whether the PUCT should have allowed the transition mechanism to continue for the last four months of 1999. The appealing parties (Texas Municipal Power Agency, the City of Denton, the City of Garland and GEUS (formerly known as Greenville Electric Utility System)) argued that the transition mechanism was not authorized in the September 1, 1999 100% postage stamp pricing legislation. Our transmission deficit position was mitigated by approximately $8 million in the last four months of 1999 through the transition mechanism. In October 2011, certain parties filed a proposed settlement of this issue, subject to PUCT approval, in which we would pay approximately $9 million including interest through October 9, 2003. The PUCT approved the settlement at its January 12, 2012 open meeting. We anticipate making the payment in accordance with the settlement in the first quarter of 2012. We believe recovery of the settlement payment through future rates is probable.

The second issue is the San Antonio City Public Service Board’s (CPSB) claim that the PUCT did not have the authority to reduce CPSB’s requested Transmission Cost of Service (TCOS) revenue requirement. CPSB’s initial TCOS rate was in effect from 1997 through 2000. Since the period of January 1997 through August 1999 is incorporated in the joint settlement, CPSB’s remaining claim is for the period of September 1999 through December 2000. In January 2011, CPSB made a filing with the PUCT (PUCT Docket No. 39068), seeking an additional $22 million of TCOS revenue, including interest, for the 16-month period, of which we would be responsible for approximately $11 million. In late 2011, we intervened in the proceeding and, along with several other parties, filed motions to dismiss CPSB’s request. In January 2012, the PUCT upheld an administrative law judge’s earlier decision to dismiss CPSB’s request.

We are involved in other various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on our financial position, results of operations or cash flows.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED EQUITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2011, 80.03% of our outstanding membership interests was held by Oncor Holdings and indirectly held by EFH Corp., 19.75% was held by Texas Transmission and 0.22% was indirectly held by certain members of our management team and board of directors through Investment LLC. None of the membership interests are publicly traded.

See Note 9 to Financial Statements for a description of cash distributions we paid to our members and the restrictions on our ability to pay such distributions.

Item 6.	SELECTED FINANCIAL DATA

	December 31,
	2011	2010	2009	2008	2007
	(millions of dollars, except ratios)
Total assets — end of year	$17,371	$16,846	$16,232	$15,706	$15,434
Property, plant & equipment — net — end of year	10,569	9,676	9,174	8,606	8,069
Goodwill	4,064	4,064	4,064	4,064	4,894

Capitalization — end of year
Long-term debt, less amounts due currently	$5,144	$5,333	$4,996	$5,101	$3,702
Membership interests	7,181	6,988	6,847	6,799	7,618

Total	$12,325	$12,321	$11,843	$11,900	$11,320

Capitalization ratios — end of year (a)
Long-term debt, less amounts due currently	41.7%	43.3%	42.2%	42.9%	32.7%
Membership interests	58.3	56.7	57.8	57.1	67.3

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(a)	For purposes of reporting to the PUCT, the regulatory capitalization ratio at December 31, 2011 was 59.7% debt and 40.3% equity. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity Needs, Including Capital Expenditures” and Note 9 to Financial Statements for additional information regarding regulatory capitalization ratios.

	Successor (a)					Predecessor
					Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
	Year Ended December 31,
	2011	2010	2009	2008
	(millions of dollars, except ratios)
Operating revenues	$3,118	$2,914	$2,690	$2,580	$533	$1,967
Net income (loss) (b)	$367	$352	$320	$(487)	$64	$263

Capital expenditures	$1,362	$1,020	$998	$919	$162	$580

Ratio of earnings to fixed charges (c)	2.62	2.60	2.40	—	2.30	2.68

Embedded interest cost on long-term debt — end of period (d)	6.6%	6.5%	6.6%	6.7%	6.7%	6.6%

(a)	In October 2007, in connection with the merger of Texas Energy Future Merger Sub Corp. with and into EFH Corp., Oncor was converted from a Texas corporation to a Delaware limited liability company. The consolidated financial statements of the Successor reflect the application of purchase accounting.
(b)	Amount in 2008 includes an $860 million goodwill impairment charge (see Note 2 to Financial Statements).
(c)	Fixed charges exceeded earnings by $266 million for the year ended December 31, 2008.
(d)	Represents the annual interest and amortization of any discounts, premiums, issuance costs (including the effects of interest rate hedges) and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus or minus the unamortized balance of any discounts, premiums, issuance costs (including the effects of interest rate hedges) and gains/losses on reacquisitions at the end of the year and for the Predecessor periods excludes advances from affiliates.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2011, 2010 and 2009 should be read in conjunction with Selected Financial Data and our audited consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Revenues from TCEH represented 33% and 36% of total revenues for the years ended December 31, 2011 and 2010, respectively. We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp. Oncor Holdings owns 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly own the remaining outstanding membership interests through Investment LLC. We are managed as an integrated business; consequently, there are no separate reportable business segments.

Various “ring-fencing” measures have been taken to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and our credit quality. These measures serve to mitigate our and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that our assets and liabilities or those of Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: our sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; our board of directors being comprised of a majority of independent directors; and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. We do not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa. Accordingly, our operations are conducted, and our cash flows are managed, independently from the Texas Holdings Group.

Significant Activities and Events

Revolving Credit Facility Amendments — In August 2011, we amended our $2.0 billion secured revolving credit facility to terminate the commitment of a subsidiary of Lehman Brothers Holdings Inc., a lender under the revolving credit facility, which had filed for bankruptcy and had an approximately $122 million unfunded commitment (net of approximately $10 million of its commitment funded under the revolving credit facility). In October 2011, we amended and restated our secured revolving credit facility (revolving credit facility). The revolving credit facility provides for up to $2.0 billion aggregate principal amount of borrowings. We may request increases of up to $500 million, in $100 million increments, provided certain conditions are met, including lender approval. The revolving credit facility has a five-year term expiring in October 2016. We have the option of requesting up to two additional one-year extensions, with such extensions subject to certain conditions and lender approval. Borrowings are secured equally and ratably with all of our other secured indebtedness by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity, which property is mortgaged under the Deed of Trust. See Note 6 to Financial Statements for additional information regarding the revolving credit facility.

Issuance of New Senior Secured Notes — In November 2011, we issued $300 million aggregate principal amount of 4.550% senior secured notes maturing in 2041 (2041 Notes). See “Financial Condition – Liquidity and Capital Resources – Long-Term Debt Activity” for further discussion of this transaction.

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

At December 31, 2011, we had installed approximately 2,302,000 advanced digital meters, including approximately 788,000 during 2011. As the new meters are integrated, we report 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $518 million through December 31, 2011, including $158 million in 2011. We expect to complete the installation of the advanced meters by the end of 2012.

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

Rates and Cost Recovery

Our rates are regulated by the PUCT and certain cities and are subject to regulatory rate-setting processes and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Our rates are regulated based on an analysis of our costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there is no assurance that the PUCT will judge all of our costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that our rates are based upon, that the regulatory process in which rates are determined will always result in rates that produce full recovery of our costs or that our authorized return on equity will not be reduced. In January 2011, we filed for a rate review with the PUCT and 203 cities based on a test year ended June 30, 2010 (PUCT Docket No. 38929). In August 2011, the PUCT issued a final order with respect to the rate review. See “Regulation and Rates” below for further information.

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

Capital Availability and Cost

Our access to capital markets and cost of debt could be directly affected by our credit ratings. Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. Our credit ratings are currently substantially higher than those of the Texas Holdings Group. If credit rating agencies were to change their views of our independence from any member of the Texas Holdings Group, our credit ratings would likely decline. We believe this risk is substantially mitigated by the ring-fencing measures as described in Note 1 to Financial Statements.

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

Revenue Recognition

Revenue includes an estimate for electricity delivery services provided from the meter reading date to the end of the period (unbilled revenue). Unbilled revenue is based on actual daily revenues for the most recent period, adjusted for the impact of weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period. Accrued unbilled revenues totaled $127 million, $126 million and $141 million at December 31, 2011, 2010 and 2009, respectively.

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

See Notes 1 and 4 to Financial Statements.

Depreciation

Depreciation expense for the transmission and distribution utility assets subject to regulated rate recovery is based on rates periodically approved by the PUCT. Amounts totaled $565 million, $523 million and $394 million in 2011, 2010 and 2009, respectively, or 4.0% of the carrying value in both 2011 and 2010 and 3.1% in 2009.

Regulatory Assets

Our financial statements at December 31, 2011 and 2010 reflect total regulatory assets of $2.007 billion and $2.217 billion, respectively. These amounts include $531 million and $647 million, respectively, of generation-related regulatory assets recoverable by transition bonds as discussed immediately below. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Note 5 to Financial Statements for more information regarding regulatory assets and liabilities.

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

Other regulatory assets that we believe are probable of recovery, but are subject to review and possible disallowance, totaled $146 million and $214 million at December 31, 2011 and 2010, respectively. These amounts consist primarily of storm-related service recovery costs and employee retirement costs.

In 2009, the PUCT issued a final order in our 2008 rate review filing. As discussed in Note 5 to Financial Statements, the order resulted in a write off of regulatory assets of $25 million.

Impairment of Long-Lived Assets and Goodwill

We evaluate long-lived assets (including intangible assets with finite lives) for impairment in accordance with accounting standards related to impairment or disposal of long-lived assets annually or whenever events or changes in circumstances indicate that an impairment may exist. The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows.

We perform the test on December 1. Under this goodwill impairment analysis, if at the assessment date our carrying value exceeds our estimated fair value (enterprise value), then the estimated enterprise value is compared to the estimated fair values of our operating assets (including identifiable intangible assets) and liabilities at the assessment date. The resultant implied goodwill amount is compared to the recorded goodwill amount. Any excess of the recorded goodwill amount over the implied goodwill amount is written off as an impairment charge.

Effective with the December 1, 2011 test, we adopted new accounting guidance that allows for a qualitative assessment in which we considered macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. Based on the results of the assessment in 2011, we concluded that, at December 1, 2011, our estimated fair value was more likely than not greater than our net carrying value. As a result, no further testing for impairment was required. Testing performed at December 31, 2010 and 2009 determined that our estimated fair value was substantially in excess of the net carrying value of our operating assets and liabilities, resulting in no additional testing and no impairment. See Notes 1 and 2 to Financial Statements.

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

If EFH Corp., which is highly leveraged, was unable to make required contributions to the pension plan while it was a member of our controlled group within the meaning of ERISA, we would be liable under ERISA for such contributions as well as for any unfunded pension plan liability that EFH Corp. is unable to pay. See Note 12 to Financial Statements and “Risk Factors” for additional information regarding pension and OPEB plans.

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

	Year Ended December 31,
	2011	2010	2009
Pension costs	$95	$67	$35
OPEB costs	74	63	55

Total benefit costs	169	130	90
Less amounts deferred as a regulatory asset or property	(132)	(93)	(66)

Net amounts recognized as expense	$37	$37	$24

Discount rate (percentage) (a)	5.50%	5.90%	6.90%
Funding of the EFH Retirement Plan, the OPEB Plan and the Oncor Plan (b)	$193	$61	$84

(a)	Discount rate for OPEB was 5.55%, 5.90% and 6.85% in 2011, 2010 and 2009, respectively.
(b)	2009 amount includes transfers of investments related to the supplemental retirement plans totaling $6 million.

Sensitivity of these costs to changes in key assumptions is as follows:

Assumption	Increase/(decrease) in 2012 Pension and OPEB Costs
Discount rate – 1% increase	$(34)
Discount rate – 1% decrease	$39
Expected return on assets – 1% increase	$(16)
Expected return on assets – 1% decrease	$16

See Note 12 to Financial Statements regarding other disclosures related to pension and OPEB obligations.

RESULTS OF OPERATIONS

Operating Data

	Year Ended December 31,
	2011	2010	2009
Operating statistics:
Electric energy billed volumes (GWh):
Residential	43,888	41,823	38,299
Other (a)	69,949	67,500	65,077

Total electric energy billed volumes	113,837	109,323	103,376

Reliability statistics (b):
System Average Interruption Duration Index (SAIDI) (nonstorm)	106.2	96.6	84.5
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.3	1.2	1.1
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	83.1	82.3	77.2

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)	3,203	3,171	3,145

Operating revenues:
Distribution base rates	$2,022	$2,187	$2,098
Reconcilable rates (c)	573	244	178
Advanced metering surcharges	103	75	28
Third-party transmission revenues	351	327	299
Other miscellaneous revenues (d)	69	81	87

Total operating revenues	$3,118	$2,914	$2,690

(a)	Includes small business, large commercial and industrial and all other non-residential distribution points of delivery.
(b)	SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year.
(c)	Includes TCRF revenues, energy efficiency surcharges and transition charge revenue associated with the issuance of securitization bonds totaling $151 million, $153 million and $147 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(d)	Includes rate review expense surcharges, disconnect/reconnect fees, other discretionary revenues for services requested by REPs and other miscellaneous revenues.

Financial Results — Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Effective July 1, 2011, pursuant to the PUCT’s order (see Note 2 to Financial Statements), we no longer recover the cost of wholesale transmission service expense through distribution base rates, but rather through reconcilable TCRF rates. Primarily due to this rate structure change, reconcilable revenues increased $282 million and distribution base rate revenues decreased a corresponding amount in the year ended December 31, 2011 compared to the same period in 2010. Now, TCRF revenue is recognized as wholesale transmission expense is incurred, thereby removing the impact of seasonal, extreme weather and other factors affecting consumption on revenue and pretax income. Under the current rate structure, revenue recognition for recovery of wholesale transmission expense is expected to be less in the high volume periods, such as the third quarter, and greater in low volume periods than it otherwise would have been under the previous rate structure. Approximately $20 million of year ended December 31, 2011 TCRF billings did not impact pretax income, but it is expected that a significant portion of that amount will be recognized as revenue in the future. The timing of billings to REPs has not changed and cash flows are not affected by the rate structure change. See Note 1 to Financial Statements for accounting treatment of reconcilable tariffs and Note 3 to Financial Statements for a discussion of the PUCT order.

Total operating revenues increased $204 million, or 7%, to $3.118 billion in 2011. The increase reflected:

•

a $165 million decrease in distribution base rate revenues consisting of a $282 million impact from reclassifying all TCRF revenues as reconcilable revenues (see rate structure change described above), partially offset by $52 million in higher distribution tariffs (see Note 3 to Financial Statements), an estimated $47 million impact of higher average consumption, primarily due to the effects of significantly warmer summer weather in 2011 as compared to 2010 and an estimated $18 million effect of growth in points of delivery;

•

a $329 million increase in reconcilable rate revenues (those in which recognized revenues equal incurred expenses) consisting of a $337 million increase in TCRF revenues reflecting the $282 million impact from the rate structure change described above and a $55 million increase in TCRF revenues driven by an increase in wholesale transmission expense, partially offset by a $6 million decrease in energy efficiency surcharges (primarily offset in operation and maintenance expense) and a $2 million decrease in charges related to transition bonds (offset by a decrease in amortization expense);

•	a $28 million increase in recognized revenues from the advanced metering deployment surcharge due to increased costs driven by ongoing meter installation and systems development;

•	$24 million in higher transmission revenues reflecting rate increases to recover ongoing investment in the transmission system, and

•	a $12 million decrease in REP discretionary services as a result of the continuing deployment of advanced meters and other revenues.

Wholesale transmission service expense increased $46 million, or 12%, to $439 million, due to higher fees paid to other transmission entities and a 2% increase in volumes.

Operation and maintenance expense increased $42 million, or 7%, to $658 million in 2011. The increase included $17 million of unusual non-cash expenses consisting of a $9 million write off of excessive inventory, a $5 million SARs accrual and a $3 million write off of deferred costs resulting from amending the revolving credit facility. The increase also included $8 million in higher vegetation management expenses, $4 million in higher transportation costs primarily due to increases in fuel and lease expense, $4 million in higher support services, a $3 million increase in labor costs associated with restoration activities in response to extreme weather conditions (including wild fires) in 2011, $3 million in higher professional services expense, $2 million in higher costs to implement a PUCT rule designed to reduce theft of electricity and $2 million in higher insurance and damage claims. Operation and maintenance expense also reflects fluctuations in other expenses that are offset by corresponding revenues, including a $4 million decrease in costs related to programs designed to improve customer electricity demand efficiencies, partially offset by $2 million in higher costs related to advanced meters.

Depreciation and amortization increased $46 million, or 7%, to $719 million in 2011. The increase reflected $48 million attributed to ongoing investments in property, plant and equipment (including $22 million related to advanced meters), partially offset by $2 million in lower amortization of regulatory assets associated with transition bonds (with an offsetting increase in revenues).

Taxes other than amounts related to income taxes increased $16 million, or 4%, to $400 million in 2011. The increase was the result of a $13 million increase in local franchise fees and a $3 million increase in property taxes.

Other income totaled $30 million in 2011 and $36 million in 2010. The 2011 and 2010 amounts included accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting totaling $29 million and $34 million, respectively. See Note 15 to Financial Statements.

Other deductions totaled $9 million in 2011 and $8 million in 2010. Each of the 2011 and 2010 amounts included professional fees totaling $4 million. See Note 15 to Financial Statements.

Provision in lieu of income taxes totaled $229 million in 2011 (including $209 million related to operating income and $20 million related to nonoperating income) compared to $215 million (including $193 million related to operating income and $22 million related to nonoperating income) in 2010. The effective income tax rate on pretax income was 38.4% in 2011 and 37.9% in 2010. The increase in the effective tax rate was primarily driven by the reversal in 2010 of interest on uncertain tax positions. See Note 4 to Financial Statements for reconciliation of the effective rate to the US federal statutory rate.

Interest income decreased $6 million, or 16%, to $32 million in 2011. The decrease reflected lower reimbursement of transition bond interest from TCEH due to lower remaining principal amounts.

Interest expense and related charges increased $12 million, or 3%, to $359 million in 2011. The increase was driven by $7 million attributable to higher average interest rates due to the refinancing of short-term borrowings with $300 million and $475 million of senior secured notes issued in November 2011 and September 2010, respectively, and $5 million attributable to higher average borrowings reflecting ongoing capital investments.

Net income increased $15 million, or 4%, to $367 million in 2011. The increase reflected the effects on revenue of higher base revenue and warmer summer weather, partially offset by higher depreciation, higher operation and maintenance expenses and higher income taxes.

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

Wholesale transmission service expense increased $9 million, or 2%, to $393 million in 2010, due to a 2% increase in volumes and higher fees paid to other transmission entities.

Operation and maintenance expense increased $38 million, or 7%, to $616 million in 2010. The increase reflected $62 million in additional expense recognition as a result of the PUCT’s final order in the rate review as discussed further below, $10 million in higher labor costs primarily reflecting the insourcing of services previously outsourced and contracted, a $9 million increase related to advanced meters, which are reflected in the revenue increases discussed above and a $3 million one-time reversal of bad debt expense in 2009 due to the PUCT’s finalization of the Certification of Retail Electric Providers rule in April 2009 (see Note 15 to Financial Statements), partially offset by $20 million in lower costs of outsourced services primarily resulting from changes in providers, $15 million in lower contractor and professional services expenses, an $8 million decrease in costs related to programs designed to improve customer electricity demand efficiencies (with an offsetting decrease in revenues) and $5 million in lower vegetation management expenses.

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

Other deductions totaled $8 million in 2010 and $14 million in 2009. The 2010 and 2009 amounts included professional fees totaling $4 million and $5 million, respectively. The 2009 amount also included costs totaling $2 million associated with a 2006 settlement with certain cities related to rates. See Notes 11 and 15 to Financial Statements.

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

OTHER COMPREHENSIVE INCOME

In August 2011, we entered into interest rate hedge transactions hedging the variability of treasury bond rates used to determine the interest rates on an anticipated issuance of senior secured notes (see Note 7 to Financial Statements for information regarding the debt issuance). The hedges were terminated in November 2011 upon the issuance of the senior secured notes, and a $46 million ($29 million after-tax) loss was reported in other comprehensive income. Approximately $1 million of the amount reported in accumulated other comprehensive income at December 31, 2011, is expected to be reclassified into net income within twelve months.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Cash provided by operating activities totaled $1.295 billion and $1.098 million in 2011 and 2010, respectively. The drivers of the $197 million increase included a $243 million effect of net tax refunds in 2011 compared to net tax payments in 2010 and a $149 million increase in transmission and distribution receipts due to higher rates and increased consumption attributed to the effects of warmer summer weather in 2011. The increases were partially offset by a $132 million increase in pension and OPEB contributions, a $24 million increase in storm-related restoration efforts incurred in 2011, a $22 million increase related to retrospective municipal franchise fees paid as a result of the 2011 rate review settlement (see Note 3 to Financial Statements) and a $15 million increase in interest payments due to the issuance of senior secured notes in November 2011 and September 2010.

Cash provided by and used in financing activities totaled $80 million and $61 million in 2011 and 2010, respectively. The 2011 activity reflected $145 million of cash used in distributions to our members (a $66 million decrease from 2011 (see Note 9 to Financial Statements)), offset by a $185 million increase in cash resulting from the net effect of issuances of debt and a reduction in short-term borrowings (see Note 7 to Financial Statements) and a $40 million decrease in the income-tax related note receivable from TCEH.

Cash used in investing activities, primarily for capital expenditures, totaled $1.396 billion in 2011 and $1.032 billion in 2010. The $364 million, or 35%, increase was driven by an increase in capital expenditures for CREZ investments, infrastructure maintenance, distribution facilities to serve new customers and information technology initiatives, partially offset by decreased spending for other transmission facilities, general plant and advanced metering deployment initiatives.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $13 million and $9 million more than the amounts reported in the statements of consolidated income for the years ended December 31, 2011 and 2010, respectively. The differences represent amortization of regulatory assets, offset by the accretion of the adjustment (discount) to regulatory assets, net of the amortization of debt fair value discount, both due to purchase accounting, and reported in other income and interest expense and related charges, respectively, in the statements of consolidated income.

Cash Flows — Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Cash provided by operating activities totaled $1.098 billion in 2010 and $950 million in 2009. The drivers of the $148 million increase included a $188 million increase in receipts from REPs resulting from higher rates and increased consumption due to the effects of colder winter weather in 2010, a $33 million decrease in payments for outsourced services and $17 million in lower pension and OPEB contributions, partially offset by $100 million in higher federal income taxes paid reflecting the impact of bonus depreciation and alternative minimum tax utilization in 2009 and timing of payments in 2010.

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

Depreciation and amortization expense reported in the statements of consolidated cash flows was $9 million more than and $35 million less than the amounts reported in the statements of consolidated income for the years ended December 31, 2010 and 2009, respectively. The difference represents the accretion of the adjustment (discount) to regulatory assets, net of the amortization of debt fair value discount, both due to purchase accounting, and reported in other income and interest expense and related charges in the statements of consolidated income, and the amortization of previously deferred costs resulting from new tariffs that became effective September 18, 2009 that are reported in operation and maintenance expense in the statements of consolidated income.

Long-Term Debt Activity — Repayments of transition bond principal at scheduled maturity dates in 2011 and 2010 totaled $113 million and $108 million, respectively. See Note 7 to Financial Statements for additional information regarding long-term debt.

Issuance of New Senior Secured Notes — In November 2011, we issued $300 million aggregate principal amount of 4.550% senior secured notes maturing in 2041. We used the net proceeds of approximately $297 million from the sale of the 2041 Notes to repay borrowings under our revolving credit facility, including loans under the revolving credit facility and for general corporate purposes. The 2041 Notes are secured by a first priority lien and are secured equally and ratably with all of our other secured indebtedness.

The 2041 Notes were issued in a private placement and have not been registered under the Securities Act, as amended. We have agreed, subject to certain exceptions, to register with the SEC notes having substantially identical terms as the 2041 Notes (except for provisions relating to the transfer restriction and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the 2041 Notes. See Note 7 to Financial Statements for more information regarding the 2041 Notes.

Available Liquidity/Credit Facility — Our primary source of liquidity, aside from operating cash flows, is our ability to borrow under our revolving credit facility. In October 2011, we amended and restated our then-existing secured revolving credit facility in its entirety. At December 31, 2011, we had a $2.0 billion secured revolving credit facility under which borrowings are available on a revolving basis through October 2016. Subject to the limitations described below, incremental borrowing capacity available under our revolving credit facility totaled $1.602 billion and $1.495 billion at December 31, 2011 and 2010, respectively. The availability at December 31, 2010 excludes $122 million of commitments from a subsidiary of Lehman Brothers Holding Inc. that had filed for bankruptcy under Chapter 11 of the US Bankruptcy Code.

The availability under our revolving credit facility is limited by the amount of available bond credits and any property additions certified to the Deed of Trust Collateral Agent in connection with revolving credit facility borrowings, as described below.

Cash and cash equivalents totaled $12 million and $33 million at December 31, 2011 and 2010, respectively. Available liquidity (cash and available credit facility capacity) at December 31, 2011 totaled $1.614 billion reflecting an increase of $86 million from year-end 2010. The increase reflected the issuance of $300 million aggregate principal amount of the 2041 Notes, the proceeds of which were used to repay short-term borrowings and for general corporate purposes, and greater effective borrowing capacity under the amended and restated revolving credit facility partially offset by ongoing capital investment in transmission and distribution infrastructure.

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

Liquidity Needs, Including Capital Expenditures — We expect our capital expenditures to total approximately $1.2 billion in 2012, and approximately $1.0 billion in each of the years 2013 through 2016, including amounts related to CREZ construction and voltage support projects totaling approximately $560 million, $390 million and $150 million in 2012, 2013 and 2014, respectively. These capital expenditures are expected to be used for investment in transmission and distribution infrastructure, which is consistent with our commitment to spend a minimum of $3.6 billion in capital expenditures (excluding amounts related to CREZ construction projects) over the five-year period ending December 31, 2012. See Note 3 to Financial Statements for discussion of this and other commitments in the stipulation approved by the PUCT and “Regulation and Rates” below for discussion of the CREZ projects.

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

The revolving credit facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future. At December 31, 2011, we were in compliance with the covenant. The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At December 31, 2011, the available bond credits were approximately $1.635 billion and the amount of additional potential indebtedness that could be secured by property additions, subject to the completion of a certification process, was $708 million. At December 31, 2011, the available borrowing capacity of the revolving credit facility could be fully drawn.

We also committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At December 31, 2011 and 2010, our regulatory capitalization ratios were 59.7% debt and 40.3% equity. See Note 9 to Financial Statements for discussion of the debt-to-equity ratio.

Distributions — During 2011, our board of directors declared, and we paid, $145 million in cash distributions to our members as follows:

Declaration Date	Payment Date	Amount
October 25, 2011	October 26, 2011	$65
July 27, 2011	July 28, 2011	40
April 27, 2011	April 28, 2011	20
February 15, 2011	February 16, 2011	20

On February 14, 2012, our board of directors declared a cash distribution of between $42 million and $48 million to be paid to our members on February 21, 2012. See Note 9 to Financial Statements for discussion of distribution restriction provisions.

Pension and OPEB Plan Funding — Our funding for the EFH Retirement Plan, the OPEB Plan and the Oncor Plan for the calendar year is expected to total $122 million, $18 million and $3 million, respectively, in 2012. Based on the funded status of the pension plan at December 31, 2011, funding for the EFH Retirement Plan is expected to total approximately $800 million for the 2012 to 2016 period. We are expected to fund approximately 73% of this amount consistent with our share of the pension liability. In 2011, we made cash contributions to the EFH Retirement Plan, the OPEB Plan and the Oncor Plan of $172 million, $18 million and $3 million, respectively. See Note 12 to Financial Statements for additional information regarding pension and OPEB plans.

If EFH Corp. (as plan sponsor) defaulted in its contributions to the EFH Retirement Plan, we could seek to continue the plan and could be liable for any liabilities under the EFH Retirement Plan in excess of the assets of the plan. At December 31, 2011, the plan’s liabilities in excess of its assets, excluding our portion, totaled approximately $228 million.

Capitalization — Our capitalization ratios were 41.7% and 43.3% long-term debt, less amounts due currently, to 58.3% and 56.7% membership interests at December 31, 2011 and 2010, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility contains a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP). The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco. Capitalization is calculated as membership interests determined in accordance with US GAAP. At December 31, 2011, we were in compliance with this covenant.

Impact on Liquidity of Credit Ratings — The rating agencies assign credit ratings to certain of our debt securities. Our access to capital markets and cost of debt could be directly affected by our credit ratings. Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. In particular, a decline in credit ratings would increase the cost of our revolving credit facility (as discussed below). In the event any adverse action with respect to our credit ratings takes place and causes borrowing costs to increase, we may not be able to recover such increased costs if they exceed our PUCT-approved cost of debt determined in our most recent rate review or subsequent rate reviews.

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

The credit ratings assigned for debt securities issued by us at February 17, 2012 are presented below. All three rating agencies have placed our ratings on “stable outlook.”

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

Material Credit Rating Covenants — Our revolving credit facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings. Prior to the amendment and restatement of our revolving credit facility in October 2011, borrowings under the revolving credit facility ranged from LIBOR plus 0.275% to LIBOR plus 0.800% per annum, depending on certain credit ratings. Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt. Based on our current ratings, our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.125%. A decline in credit ratings would increase the cost of our revolving credit facility and likely increase the cost of any short-term debt issuances and additional credit facilities.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

Under our revolving credit facility, a default by us or our subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $50 million that are not discharged within 60 days may cause the maturity of outstanding balances ($392 million at December 31, 2011, including $6 million in letters of credit) under such facility to be accelerated.

Long-Term Contractual Obligations and Commitments — The following table summarizes our contractual cash obligations at December 31, 2011 (see Notes 7 and 8 to Financial Statements for additional disclosures regarding these long-term debt and noncancelable purchase obligations).

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt – principal	$494	$779	$680	$3,726	$5,679
Long-term debt – interest	337	598	486	2,783	4,204
Operating leases (a)	12	10	6	1	29
Obligations under outsourcing agreements	60	111	5	—	176

Total contractual cash obligations	$903	$1,498	$1,177	$6,510	$10,088

(a)	Includes short-term noncancelable leases.

The following are not included in the table above:

•

individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	employment contracts with management;

•	liabilities related to uncertain tax positions totaling $126 million discussed in Note 4 to Financial Statements as the ultimate timing of payment is not known;

•

our estimated funding of the EFH Retirement Plan, the OPEB Plan and the Oncor Plan totaling approximately $143 million in 2012 and approximately $690 million for the 2012 to 2016 period as discussed above under “Pension and OPEB Plan Funding,” and

•	capital expenditures under PUCT orders (advanced meters and CREZ-related projects) and other commitments made (see Note 3 to Financial Statements).

Guarantees — See Note 8 to Financial Statements for details of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2011, we did not have any material off-balance sheet arrangements with special purpose entities or VIEs.

COMMITMENTS AND CONTINGENCIES

See Note 8 to Financial Statements for details of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after December 31, 2011 that are expected to materially impact us.

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

During the 2011 legislative session, the Texas Legislature passed Senate Bill 1693, which directed the PUCT to adopt a rule that will allow utilities to recover distribution-related investments on an interim basis without the need for a full rate review. At its September 15, 2011 open meeting, the PUCT approved the periodic rate adjustment rule, which allows utilities to file, under certain circumstances, up to four periodic rate adjustments for these distribution investments between rate reviews. No other legislation passed during the 2011 legislative session is expected to have a material impact on our financial position, results of operations or cash flows.

Matters with the PUCT

2011 Rate Review Filing (PUCT Docket No. 38929) — In January 2011, we filed a rate review with the PUCT and 203 original jurisdiction cities based on a test year ended June 30, 2010. In April 2011, we filed, and the administrative law judges in the rate review granted, a motion requesting abatement of the procedural schedule on the grounds that we and the other parties had reached a Memorandum of Settlement that would settle and resolve all issues in the rate review. We filed a stipulation (including a proposed order and proposed tariffs) in May 2011 that incorporated the Memorandum of Settlement along with pleadings and other documentation (Stipulation) for the purpose of obtaining final approval of the settlement. The terms of the Stipulation include an approximate $137 million base rate increase and additional provisions to address franchise fees (discussed below) and other expenses. Approximately $93 million of the increase became effective July 1, 2011, and the remainder became effective January 1, 2012. Under the Stipulation, amortization of regulatory assets increased by approximately $24 million ($14 million of which will be recognized as tax expense) annually beginning January 1, 2012. The Stipulation did not change our authorized regulatory capital structure of 60% debt and 40% equity or our authorized return on equity of 10.25%. Under the terms of the Stipulation, we cannot file another general base rate review prior to July 1, 2013, but are not restricted from filing wholesale transmission rate, TCRF, distribution-related investment and other rate updates and adjustments permitted by Texas state law and PUCT rules.

In response to concerns raised by PUCT Commissioners at a July 2011 PUCT open meeting regarding the Stipulation, we filed a modified stipulation that removed from the Stipulation a one-time payment to certain cities we serve for retrospective franchise fees (Modified Stipulation). Instead, pursuant to the terms of a separate agreement with certain cities we serve, we will make retrospective franchise fee payments to cities that accept the terms of the separate agreement. If all cities accept, the payments will total approximately $22 million. Through December 31, 2011, we had made franchise fee payments to cities under the separate agreement totaling 99% of the potential payments. The payments are subject to refund from the cities or recovery from customers after final resolution of proceedings related to the appeals from our June 2008 rate review filing (discussed below). No other significant terms of the Stipulation were revised. In August 2011, the PUCT issued a final order approving the settlement terms contained in the Modified Stipulation.

2008 Rate Review Filing (PUCT Docket No. 35717) — In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007, and new rates were implemented in September 2009. The final order approved a total annual revenue requirement for us of $2.64 billion, based on a 2007 test year cost of service and customer characteristics. New rates were calculated for all customer classes using 2007 test year billing metrics and the approved class cost allocation and rate design. The PUCT staff estimated that the final order resulted in an approximate $115 million increase in base rate revenues over our 2007 adjusted test year revenues, before recovery of rate review expenses. Prior to implementing the new rates in September 2009, we had already begun recovering $45 million of the $115 million increase as a result of approved transmission cost recovery factor and energy efficiency cost recovery factor filings, such as those discussed below. Also see Note 5 to Financial Statements regarding the PUCT’s review of regulatory assets and liabilities.

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

In November 2009, the PUCT issued an order on rehearing that established a new rate class but did not change the revenue requirements. We and four other parties appealed various portions of the rate review final order to a state district court, and oral argument was held in October 2010. In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities. We filed an appeal with the Austin Court of Appeals in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities. All briefing has been completed and the parties are waiting for the Court of Appeals to set a date for oral argument. We are unable to predict the outcome of the appeal.

Competitive Renewable Energy Zones (CREZs) — In January 2009, the PUCT awarded us CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for 17 of those projects. All 17 projects and 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. In addition to these projects, ERCOT completed a study in December 2010 that will result in us and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. We currently estimate, based on these additional voltage support facilities and the approved routes and stations for our awarded CREZ projects, that CREZ construction costs will total approximately $2.0 billion. CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes. At December 31, 2011, our cumulative CREZ-related capital expenditures totaled $899 million, including $583 million during 2011. We expect that all necessary permitting actions and other requirements and all line and station construction activities for our CREZ construction projects will be completed by the end of 2013 with additional voltage support projects completed by early 2014.

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

At December 31, 2011, we have installed approximately 2,302,000 advanced digital meters, including approximately 788,000 in 2011. As the new meters are integrated, we report 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $518 million at December 31, 2011, including $158 million during 2011. We expect to complete installations of the advanced meters by the end of 2012.

We may, through subsequent reconciliation proceedings (see discussion below), request recovery of additional costs that are reasonable and necessary. While there is a presumption that costs spent in accordance with a plan approved by the PUCT are reasonable and necessary, recovery of any costs that are found not to have been spent or properly allocated, or not to be reasonable or necessary, must be refunded.

Application for Reconciliation of Advanced Meter Surcharge (PUCT Docket No. 39552) — In July 2011, we filed an application with the PUCT for reconciliation of all costs incurred and investments made through December 31, 2010, in the deployment of our AMS pursuant to our AMS Deployment Plan approved in Docket No. 35718. The order in Docket No. 35718 included a requirement that we file a reconciliation proceeding two years after the implementation of the AMS surcharge. Through the end of 2010, we had spent approximately $357 million in executing the approved AMS Deployment Plan and billed customers approximately $171 million through the AMS surcharge. We did not seek a change in the AMS surcharge or the AMS Deployment Plan in this proceeding. In October 2011, we and the other parties to the case filed a proposed order and stipulation, which would resolve all issues in the case. In November 2011, the PUCT issued its final order in the proceeding approving the stipulation and finding that costs expended and investments made in the deployment of our AMS through December 31, 2010 were properly allocated, reasonable and necessary.

Transmission Cost Recovery and TCRF Rates (PUCT Docket Nos. 39940, 39456, 38938, 38460 and 37882) — In order to recover increases in our transmission costs, including incremental fees paid to other transmission service providers due to an increase in their rates, we are allowed to request an update twice a year to the TCRF component of our retail delivery rates charged to REPs. In November 2011, we filed an application to update the TCRF, which has been approved and will become effective March 1, 2012. This application is designed to reduce billings for the period March 2012 through August 2012 by approximately $41 million reflecting over-recoveries due to hot weather in the summer of 2011. In June 2011, we filed an application to increase the TCRF, which became effective September 1, 2011. This application was designed to increase billings for the period September 2011 through February 2012 by approximately $24 million. Effective July 1, 2011, charges billed under the TCRF rate became reconcilable (see Note 2 to Financial Statements). The difference between amounts billed under the TCRF rate and the related wholesale transmission service expense is deferred and included in the determination of future TCRF rates (see Note 1 to Financial Statements).

In December 2010, we filed an application to increase the TCRF, which was administratively approved in January 2011 for implementation effective March 1, 2011. This application was designed to increase billings for the period March 2011 through August 2011 by approximately $17 million. In July 2010, we filed an application to increase the TCRF, which was administratively approved in August 2010 and became effective September 1, 2010. This application was designed to increase billings for the period September 2010 through February 2011 by approximately $7 million. In January 2010, we filed an application to increase the TCRF, which was administratively approved in February 2010 and became effective March 1, 2010. This application was designed to increase revenues for the period May 2010 through August 2010 by approximately $6 million.

Transmission Interim Rate Update Application (PUCT Docket Nos. 40142, 39644 and 38495) — In January 2012, we filed an application for an interim update of our wholesale transmission rate. We expect PUCT approval of the new rate by the end of March 2012. Annualized revenues are expected to increase by an estimated $2 million with approximately 65% of this increase recoverable through transmission costs charged to wholesale customers and the remaining 35% recoverable from REPs through the TCRF component of our delivery rates.

In August 2011, we filed an application for an interim update of our wholesale transmission rate, and the PUCT approved the new rate effective October 27, 2011. Annualized revenues are expected to increase by an estimated $35 million with $22 million of this increase recoverable through transmission costs charged to wholesale customers and the remaining $13 million recoverable from REPs through the TCRF component of our delivery rates.

In July 2010, we filed an application for an interim update of our wholesale transmission rate, and the PUCT approved the new rate effective September 29, 2010. Annualized revenues are expected to increase by an estimated $43 million, with $27 million of this increase recoverable through transmission costs charged to wholesale customers and the remaining $16 million recoverable from REPs through the TCRF component of our delivery rates.

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

Application for 2012 and 2011 Energy Efficiency Cost Recovery Factor (PUCT Docket Nos. 39375 and 38217) — In May 2011, we filed an application with the PUCT to request approval of an energy efficiency cost recovery factor (EECRF) for 2012. PUCT rules require us to make an annual EECRF filing by the first business day in May for implementation at the beginning of the next calendar year. The requested 2012 EECRF is $54 million as compared to $51 million established for 2011, and would result in a monthly charge for residential customers of $0.99 as compared to the 2011 residential charge of $0.91 per month. In September 2011, we and the other parties to the case filed a proposed order and stipulation, which would resolve all issues in the case. As agreed in the stipulation, the 2012 EECRF is designed to recover $49 million of our costs for the 2012 programs and an $8 million performance bonus based on 2010 results, partially offset by a $3 million reduction for over-recovery of 2010 costs. In November 2011, the PUCT approved the proposed order and stipulation.

In April 2010, we filed an application with the PUCT to request approval of an EECRF for 2011. In September 2010, the PUCT ruled that we will be allowed to recover $51 million through our 2011 EECRF, including $45 million for 2011 program costs and an $11 million performance bonus based on 2009 results partially offset by a $5 million reduction for over-recovery of 2009 costs, as compared to $54 million recovered through our 2010 EECRF. The resulting monthly charge for residential customers became $0.91, as compared to the 2010 residential charge of $0.89 per month.

Remand of 1999 Wholesale Transmission Matrix Case (PUCT Docket No. 38780) — In October 2010, the PUCT established Docket No. 38780 for the remand of Docket No. 20381, the 1999 wholesale transmission charge matrix case. A joint settlement agreement was entered into effective October 6, 2003. This settlement resolves disputes regarding wholesale transmission pricing and charges for the period January 1997 through August 1999, the period prior to the September 1, 1999 effective date of the legislation that authorized 100% postage stamp pricing for ERCOT wholesale transmission. Since a series of appeals has become final, the 1999 matrix docket has been remanded to the PUCT to address two additional issues. The PUCT ruled on both issues in January 2012. See Note 8 to Financial Statements for a discussion of this proceeding.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter our basic financial position, results of operations or cash flows.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place. All of our long-term debt at December 31, 2011 and 2010 carried fixed interest rates.

	Expected Maturity Date
	(millions of dollars, except percentages)
	2012	2013	2014	2015	2016	There- after	2011 Total Carrying Amount	2011 Total Fair Value	2010 Total Carrying Amount	2010 Total Fair Value
Long-term debt (including current maturities):
Fixed rate debt amount (a)	$494	$648	$131	$639	$41	$3,726	$5,679	$6,705	$5,492	$6,136
Average interest rate	6.02%	5.83%	5.34%	6.15%	5.29%	6.46%	6.28%	—	6.30%	—

(a)	Excludes unamortized premiums and discounts. See Note 7 to Financial Statements for a discussion of changes in long-term debt obligations.

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

Our exposure to credit risk associated with accounts receivable totaled $138 million from affiliates, substantially all of which consisted of trade accounts receivable from TCEH, and $305 million from nonaffiliated customers at December 31, 2011. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million at December 31, 2011. The nonaffiliated exposure consists almost entirely of noninvestment grade trade accounts receivable, of which $225 million represented trade accounts receivable from REPs. At December 31, 2011, subsidiaries of one nonaffiliated REP collectively represented approximately 10% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure. We view our exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.

At December 31, 2011, we were exposed to credit risk associated with the note receivable from TCEH totaling $179 million ($41 million reported as current in trade accounts and other receivables from affiliates) and amounts receivable from members under the tax sharing agreement totaling $27 million ($22 million from EFH Corp.).

See Note 14 to Financial Statements for additional information.

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

•	allowed rate of return;

•	permitted capital structure;

•	industry, market and rate structure;

•	recovery of investments;

•	acquisition and disposal of assets and facilities;

•	operation and construction of facilities;

•	changes in tax laws and policies, and

•	changes in and compliance with environmental, reliability and safety laws and policies;

•	legal and administrative proceedings and settlements, including the exercise of equitable powers by courts;

•	weather conditions and other natural phenomena;

•	acts of sabotage, wars or terrorist or cyber security threats or activities;

•	economic conditions, including the impact of a recessionary environment;

•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;

•	changes in business strategy, development plans or vendor relationships;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	inability of various counterparties to meet their financial obligations to us, including failure of counterparties to perform under agreements;

•	general industry trends;

•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;

•	changes in technology used by and services offered by us;

•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB, and future funding requirements related thereto;

•	significant changes in critical accounting policies material to us;

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Oncor Electric Delivery Company LLC and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related statements of consolidated income, comprehensive income, cash flows and membership interests for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oncor Electric Delivery Company LLC and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 20, 2012

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED INCOME

(millions of dollars)

	Year Ended December 31,
	2011	2010	2009
Operating revenues:
Affiliated	$1,026	$1,061	$1,018
Nonaffiliated	2,092	1,853	1,672

Total operating revenues	3,118	2,914	2,690

Operating expenses:
Wholesale transmission service	439	393	384
Operation and maintenance	658	616	578
Depreciation and amortization	719	673	557
Write off of regulatory assets (Note 5)	—	—	25
Provision in lieu of income taxes	209	193	145
Taxes other than amounts related to income taxes	400	384	385

Total operating expenses	2,425	2,259	2,074

Operating income	693	655	616

Other income and deductions:
Other income (Note 15)	30	36	49
Other deductions (Note 15)	9	8	14
Nonoperating provision in lieu of income taxes	20	22	28

Interest income	32	38	43

Interest expense and related charges (Note 15)	359	347	346

Net income	$367	$352	$320

See Notes to Financial Statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(millions of dollars)

	Year Ended December 31,
	2011	2010	2009
Net income	$367	$352	$320

Other comprehensive income, net of tax effects:
Cash flow hedges — net decrease in fair value of derivatives (net of tax benefit of $17, — and —)	(29)	—	—

Comprehensive income	$338	$352	$320

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS

(millions of dollars)

	Year Ended December 31,
	2011	2010	2009
Cash flows — operating activities:
Net income	$367	$352	$320
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	732	682	522
Write off of regulatory assets (Note 5)	—	—	25
Provision in lieu of deferred income taxes — net taxes – net	258	193	128
Amortization of investment tax credits	(5)	(5)	(5)
Reversal of reserve recorded in purchase accounting	—	—	(10)
Other — net	2	—	(1)
Changes in operating assets and liabilities:
Accounts receivable — trade (including affiliates)	(36)	(1)	(29)
Inventories	25	(4)	(29)
Accounts payable — trade (including affiliates)	17	(17)	7
Deferred advanced metering system revenues (Note 5)	(16)	11	57
Other — assets	111	3	(34)
Other — liabilities	(160)	(116)	(1)

Cash provided by operating activities	1,295	1,098	950

Cash flows — financing activities:
Issuance of long-term debt (Note 7)	300	475	—
Repayments of long-term debt (Note 7)	(113)	(108)	(104)
Net increase (decrease) in short-term borrowings (Note 6)	15	(239)	279
Distributions to members (Note 9)	(145)	(211)	(272)
Decrease in income tax-related note receivable from TCEH	40	37	35
Debt discount, financing and reacquisition expenses — net	(17)	(15)	(3)

Cash provided by (used in) financing activities	80	(61)	(65)

Cash flows — investing activities:
Capital expenditures	(1,362)	(1,020)	(998)
Other	(34)	(12)	16

Cash used in investing activities	(1,396)	(1,032)	(982)

Net change in cash and cash equivalents	(21)	5	(97)

Cash and cash equivalents — beginning balance	33	28	125

Cash and cash equivalents — ending balance	$12	$33	$28

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONSOLIDATED BALANCE SHEETS

(millions of dollars)

	At December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$12	$33
Restricted cash — Bondco (Note 10)	57	53
Trade accounts receivable from nonaffiliates — net (Note 15)	303	254
Trade accounts and other receivables from affiliates (Note 14)	179	182
Amounts receivable from members related to income taxes (Note 14)	5	93
Materials and supplies inventories — at average cost	71	96
Prepayments and other current assets	80	77

Total current assets	707	788

Restricted cash — Bondco (Note 10)	16	16
Receivable from nuclear decommissioning trust (Note 14)	225	206
Investments and other property (Note 15)	73	78
Property, plant and equipment — net (Note 15)	10,569	9,676
Goodwill (Notes 2 and 15)	4,064	4,064
Note receivable due from TCEH (Note 14)	138	178
Regulatory assets — net — Oncor (Note 5)	1,078	1,266
Regulatory assets — net — Bondco (Note 5)	427	516
Other noncurrent assets	74	58

Total assets	$17,371	$16,846

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Short-term borrowings (Note 6)	$392	$377
Long-term debt due currently — Oncor (Note 7)	376	—
Long-term debt due currently — Bondco (Note 7)	118	113
Trade accounts payable	197	125
Accrued taxes other than amounts related to income	151	133
Accrued interest	108	108
Other current liabilities	112	109

Total current liabilities	1,454	965

Long-term debt, less amounts due currently — Oncor (Note 7)	4,711	4,783
Long-term debt, less amounts due currently — Bondco (Note 7)	433	550
Liability in lieu of deferred income taxes (Notes 1, 4 and 14)	2,018	1,827
Investment tax credits	28	32
Other noncurrent liabilities and deferred credits (Notes 14 and 15)	1,546	1,701

Total liabilities	10,190	9,858

Commitments and contingencies (Note 8)

Membership interests:
Capital account — number of interests outstanding: 2011 and 2010 — 635,000,000 (Note 9)	7,212	6,990
Accumulated other comprehensive loss	(31)	(2)

Total membership interests	7,181	6,988

Total liabilities and membership interests	$17,371	$16,846

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

(millions of dollars)

	Year Ended December 31,
	2011	2010	2009
Capital account:
Balance at beginning of period	$6,990	$6,849	$6,801
Net income	367	352	320
Distributions to members	(145)	(211)	(272)

Balance at end of period (number of interests outstanding: 2011, 2010, and 2009 — 635 million) 2007 — 1)	7,212	6,990	6,849

Accumulated other comprehensive income (loss), net of tax effects:
Balance at beginning of period	(2)	(2)	(2)
Net effects of cash flow hedges (net of tax benefit of $17, — and —)	(29)	—	—

Balance at end of period	(31)	(2)	(2)

Total membership interests at end of period	$7,181	$6,988	$6,847

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to “we,” “our,” “us” and “the company” are to Oncor and or/its subsidiary as apparent in the context. See “Glossary” for definition of terms and abbreviations.

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Revenues from TCEH represented 33%, 36% and 38% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp. EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group. Oncor Holdings owns 80.03% of our membership interests, Texas Transmission owns 19.75% of the membership interests and certain members of our management team and board of directors indirectly own the remaining membership interests through Investment LLC. We are managed as an integrated business; consequently, there are no separate reportable business segments.

Our consolidated financial statements include our wholly-owned, bankruptcy-remote financing subsidiary, Bondco, a VIE (see Note 15). This financing subsidiary was organized for the limited purpose of issuing certain transition bonds in 2003 and 2004. Bondco issued $1.3 billion principal amount of transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.

Various “ring-fencing” measures have been taken to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and our credit quality. These measures serve to mitigate our and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that our assets and liabilities or those of Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: our sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; our board of directors being comprised of a majority of independent directors; and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. We do not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa. Accordingly, our operations are conducted, and our cash flows are managed, independently from the Texas Holdings Group.

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

We classify interest and penalties expense related to uncertain tax positions as current provision in lieu of income taxes as discussed in Note 4.

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

Derivative Instruments and Mark-to-Market Accounting

We have from time-to-time entered into derivative instruments to hedge interest rate risk. If the instrument meets the definition of a derivative under accounting standards related to derivative instruments and hedging activities, the fair value of each derivative is required to be recognized on the balance sheet as a derivative asset or liability and changes in the fair value are recognized in net income, unless criteria for certain exceptions are met. This recognition is referred to as “mark-to-market” accounting.

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

Reconcilable Tariffs

The PUCT has designated certain tariffs (TCRF, energy efficiency and advanced meter surcharges and charges related to transition bonds) as reconcilable, which means the differences between amounts billed under these tariffs and the related incurred expenses are deferred as either regulatory assets or regulatory liabilities. Accordingly, at prescribed intervals, future tariffs are adjusted to either repay regulatory liabilities or collect regulatory assets.

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

Impairment of Goodwill and Other Intangible Assets

We evaluate goodwill for impairment at least annually. The impairment tests performed in 2010 and 2009 were based on determinations of enterprise value using discounted cash flow analyses, comparable company equity values and any relevant transactions indicative of enterprise values.

In September 2011, the FASB issued new guidance related to testing goodwill for impairment that provides the option to first assess qualitative factors to determine if the annual two-step test of goodwill for impairment must be performed. If, based on the qualitative assessment of events or circumstances, an entity determines it is more likely than not that its fair value exceeds its carrying amount, it is not necessary to perform the two-step impairment test. However, if an entity concludes otherwise, then the two-step impairment test must be performed to identify potential impairment and to measure the amount of goodwill impairment, if any. We adopted this accounting guidance at December 1, 2011, including the qualitative assessment described in Note 2. The adoption of this new accounting guidance did not affect reported results of operations, financial condition or cash flows.

See Note 2 for discussion of a goodwill impairment charge recorded in 2008 and Note 15 for details of goodwill and other intangible assets.

System of Accounts

Our accounting records have been maintained in accordance with the FERC Uniform System of Accounts as adopted by the PUCT.

Defined Benefit Pension Plans and Other Postretirement Employee Benefit (OPEB) Plans

We participate in the EFH Retirement Plan that offers benefits based on either a traditional defined benefit formula or a cash balance formula and the OPEB Plan that offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from the company. We also offer our own supplemental retirement plan (Oncor Plan) to qualified employees. Costs of pension and OPEB plans are dependent upon numerous factors, assumptions and estimates. See Note 12 for additional information regarding pension and OPEB plans.

Stock-Based Incentive Compensation

In 2008, we implemented the SARs Plan for certain management that purchased equity interests in the company indirectly by investing in Investment LLC. SARs have been awarded under the SARs Plan and are being accounted for based upon the provisions of guidance for share-based payment. See Note 13 for information regarding stock-based compensation, including SARs granted to certain members of our board of directors.

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

2. GOODWILL IMPAIRMENT

Effective with the December 1, 2011 test, we adopted new accounting guidance (see Note 1) that allows for a qualitative assessment in which we considered macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. Based on the results of the 2011 assessment, we concluded that no further testing for impairment was required. Testing for impairment performed for 2010 and 2009 resulted in no additional testing and no impairment.

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

The 2008 impairment determination involved significant assumptions and judgments in estimating enterprise values and the fair values of assets and liabilities. The calculations supporting the impairment determination utilized models that took into consideration multiple inputs, including debt yields, equity prices of comparable companies and other inputs. Those models were generally used in developing long-term forward discount rates for determining enterprise value and fair values of certain individual assets and liabilities. The fair value measurements resulting from such models are classified as Level 3 non-recurring fair value measurements consistent with accounting standards related to the determination of fair value.

3. REGULATORY MATTERS

2011 Rate Review

In January 2011, we filed a rate review with the PUCT and 203 original jurisdiction cities based on a test year ended June 30, 2010. In April 2011, we filed, and the administrative law judges in the rate review granted, a motion requesting abatement of the procedural schedule on the grounds that we and the other parties had reached a Memorandum of Settlement that would settle and resolve all issues in the rate review. We filed a stipulation (including a proposed order and proposed tariffs) in May 2011 that incorporated the Memorandum of Settlement along with pleadings and other documentation (Stipulation) for the purpose of obtaining final approval of the settlement. The terms of the Stipulation include an approximate $137 million base rate increase and additional provisions to address franchise fees (discussed below) and other expenses. Approximately $93 million of the increase became effective July 1, 2011, and the remainder became effective January 1, 2012. Under the Stipulation, amortization of regulatory assets increased by approximately $24 million ($14 million of which will be recognized as tax expense) annually beginning January 1, 2012. The Stipulation did not change our authorized regulatory capital structure of 60% debt and 40% equity or our authorized return on equity of 10.25%. Under the terms of the Stipulation, we cannot file another general base rate review prior to July 1, 2013, but are not restricted from filing wholesale transmission rate, TCRF, distribution-related investment and other rate updates and adjustments permitted by Texas state law and PUCT rules.

In response to concerns raised by PUCT Commissioners at a July 2011 PUCT open meeting regarding the Stipulation, we filed a modified stipulation that removed from the Stipulation a one-time payment to certain cities we serve for retrospective franchise fees (Modified Stipulation). Instead, pursuant to the terms of a separate agreement with certain cities we serve, we will make retrospective franchise fee payments to cities that accept the terms of the separate agreement. If all cities accept, the payments will total approximately $22 million. Through December 31, 2011, we had made franchise fee payments to cities under the separate agreement totaling 99% of the potential payments. The payments are subject to refund from the cities or recovery from customers after final resolution of proceedings related to the appeals from our June 2008 rate review filing (discussed below). No other significant terms of the Stipulation were revised. In August 2011, the PUCT issued a final order approving the settlement terms contained in the Modified Stipulation.

Effective July 1, 2011, pursuant to the PUCT’s final order, we no longer recover the cost of wholesale transmission service through base rates, and all wholesale transmission service expenses incurred are reconcilable to revenues billed under the TCRF rider. For this purpose, all wholesale transmission service expenses consist of amounts charged under a PUCT-approved transmission tariff including our own wholesale transmission tariff. We account for the difference between amounts charged under the TCRF rate and wholesale transmission service expense as a regulatory asset or regulatory liability (under- or over-recovered wholesale transmission service expense (see Note 1)). At December 31, 2011, approximately $20 million was deferred as over-recovered wholesale transmission service expense (see Note 5).

2008 Rate Review

In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (PUCT Docket No. 35717), and new rates were implemented in September 2009. In November 2009, the PUCT issued an order on Rehearing that established a new rate class but did not change the revenue requirements. We and four other parties appealed various portions of the rate review final order to a state district court, and oral argument was held in October 2010. In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities. We filed an appeal with the Austin Court of Appeals in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities. All briefing has been completed and the parties are waiting for the Court of Appeals to set a date for oral argument. We are unable to predict the outcome of the appeal.

Stipulation Approved by the PUCT

In April 2008, the PUCT entered an order, which became final in June 2008, approving the terms of a stipulation relating to a filing in 2007 by us and Texas Holdings with the PUCT pursuant to Section 14.101(b) of PURA and PUCT Substantive Rule 25.75. Among other things, the stipulation required us to file a rate review no later than July 1, 2008 based on a test year ended December 31, 2007, which we filed in June 2008. The PUCT issued a final order with respect to the rate review in August 2009. In July 2008, Nucor Steel filed an appeal of the PUCT’s order in the 200th District Court of Travis County, Texas. A hearing on the appeal was held in June 2010, and the District Court affirmed the PUCT order in its entirety. Nucor Steel appealed that ruling to the Third Court of Appeals in Austin, Texas in July 2010. Oral argument was held before the court in March 2011. There is no deadline for the court to act. While we are unable to predict the outcome of the appeal, we do not expect the appeal to affect the major provisions of the stipulation.

In addition to commitments we made in our filings in the PUCT review, the stipulation included the following provisions, among others:

•

We provided a one-time $72 million refund to our REP customers in the September 2008 billing cycle. The refund was in the form of a credit on distribution fee billings. The liability for the refund was previously recorded as part of purchase accounting.

•

Consistent with a 2006 cities rate settlement, we filed a system-wide rate review in June 2008 based on a test-year ended December 31, 2007. In August 2009, the PUCT issued a final order in this rate review. See Note 5.

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

•

We committed to minimum capital spending of $3.6 billion over the five-year period ending December 31, 2012, subject to certain defined conditions. Approximately 94% of this total was spent as of December 31, 2011. This spending does not include the capital spending on CREZ facilities.

•

We committed to an additional $100 million in spending over the five-year period ending December 31, 2012 on demand-side management or other energy efficiency initiatives. Approximately 75% of this total was spent at December 31, 2011. These additional expenditures will not be recoverable in rates, and this amount was recorded as a regulatory liability as part of purchase accounting and consistent with accounting standards related to the effect of certain types of regulation.

•	If our credit rating is below investment grade with two or more rating agencies, TCEH will post a letter of credit in an amount of $170 million to secure TXU Energy’s payment obligations to us.

•	We agreed not to request recovery of goodwill or any future impairment of the goodwill in our rates.

4. INCOME TAXES

The components of our reported provision in lieu of income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
Reported in operating expenses:
Current:
US federal	$(55)	$(6)	$19
State	21	21	17
Deferred:
US federal	248	183	117
State	—	—	(3)
Amortization of investment tax credits	(5)	(5)	(5)

Total	209	193	145

Reported in other income and deductions:
Current:
US federal	9	11	13
State	1	1	1
Deferred federal	10	10	14

Total	20	22	28

Total provision in lieu of income taxes	$229	$215	$173

Reconciliation of provision in lieu of income taxes computed at the US federal statutory rate to provision in lieu of income taxes:

	Year Ended December 31,
	2011	2010	2009
Income before provision in lieu of income taxes	$596	$567	$493

Provision in lieu of income taxes at the US federal statutory rate of 35%	$209	$198	$173
Amortization of investment tax credits – net of deferred tax effect	(5)	(5)	(5)
Amortization (under regulatory accounting) of statutory tax rate changes	(3)	(3)	(2)
Texas margin tax, net of federal tax benefit	14	13	12
Medicare subsidy	—	(1)	(6)
Nondeductible losses (gains) on benefit plan investments	(1)	(1)	(1)
Other, including audit settlements	15	14	2

Reported provision in lieu of income taxes	$229	$215	$173

Effective rate	38.4%	37.9%	35.1%

The net amounts of $2.018 billion and $1.827 billion reported in the balance sheets at December 31, 2011 and 2010, respectively, as liability in lieu of deferred income taxes include amounts previously recorded as net deferred tax liabilities. Upon the sale of equity interests in 2008 (see Note 9), we became a partnership for US federal income tax purposes, and the temporary differences that gave rise to the deferred taxes will, over time, become taxable to the equity holders. Under a tax sharing agreement among us and our equity holders (see Note 1), we make payments to the equity holders for income taxes as the partnership earnings become taxable to the equity holders. Accordingly, as the temporary differences become taxable, we will pay the equity holders. In the unlikely event such amounts are not paid under the tax sharing agreement, it is probable that they would be reimbursed to rate payers.

At December 31, 2011 and 2010, we had $49 million and $13 million of alternative minimum tax (AMT) credit carryforwards, respectively, available to offset future tax sharing payments. The AMT credit carryforwards have no expiration date. At December 31, 2011, we had net operating loss (NOL) carryforwards for federal income tax purposes of $248 million that expire in 2032. The NOL carryforwards can be used to offset future taxable income. We expect to use all of our NOL carryforwards prior to their expiration date.

Accounting For Uncertainty in Income Taxes

Prior to November 2008, we were a member of the EFH Corp. consolidated tax group. Effective with the November 2008 sale of equity interests, we became a partnership for US federal income tax purposes. EFH Corp. and its subsidiaries file income tax returns in US federal, state and foreign jurisdictions and are subject to examinations by the IRS and other taxing authorities. Examinations of EFH Corp. and its subsidiaries’ income tax returns for the years ending prior to January 1, 2007 are complete, but the tax years 1997 through 2006 remain in appeals with the IRS. Texas franchise and margin tax returns are under examination or still open for examination for tax years beginning after 2002. Subsequent to November 2008, we are not a member of the EFH Corp. consolidated tax group and assess our liability for uncertain tax positions in our partnership returns.

The IRS audit for the years 2003 through 2006 was concluded in June 2011. A significant number of proposed adjustments are in appeals with the IRS. The results of the audit did not affect management’s assessment of issues for purposes of determining the liability for uncertain tax positions.

The following table summarizes the changes to the uncertain tax positions, reported in other noncurrent liabilities in our consolidated balance sheet, during the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Balance at January 1, excluding interest and penalties	$82	$71	$122
Additions based on tax positions related to prior years	44	31	22
Reductions based on tax positions related to prior years	—	(20)	(73)

Balance at December 31, excluding interest and penalties	$126	$82	$71

Of the balances at December 31, 2011 and 2010, $115 million and $71 million, respectively, represent tax positions for which the uncertainty relates to the timing of recognition for tax purposes. The disallowance of such positions would not affect the effective tax rate, but would accelerate the payment of cash under the tax sharing agreement to an earlier period.

Noncurrent liabilities included a total of $21 million and $18 million in accrued interest at December 31, 2011 and 2010, respectively. Amounts recorded related to interest and penalties totaled an expense of $2 million in the year ended December 31, 2011 and a benefit of $1 million and $5 million in the years ended December 31, 2010 and 2009, respectively, as a result of reversals of previously accrued amounts (all amounts after tax). The federal income tax benefit on the interest accrued on uncertain tax positions is recorded as liability in lieu of deferred income taxes.

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

	Remaining Rate Recovery/Amortization Period at December 31, 2011	Carrying Amount
		December 31, 2011	December 31, 2010
Regulatory assets:
Generation-related regulatory assets securitized by transition bonds (a)(f)	5 years	$531	$647
Employee retirement costs (g)	8 years	103	63
Employee retirement costs to be reviewed (b)(c)	To be determined	74	75
Employee retirement liability (a)(c)(d)	To be determined	707	910
Self-insurance reserve (primarily storm recovery costs) — net (g)	8 years	221	117
Self-insurance reserve to be reviewed (b)(c)	To be determined	71	135
Securities reacquisition costs (pre-industry restructure)	6 years	48	55
Securities reacquisition costs (post-industry restructure) — net	Terms of related debt	2	1
Recoverable amounts in lieu of deferred income taxes — net	Life of related asset or liability	104	117
Rate review expenses (a)	Largely 3 years	11	6
Rate review expenses to be reviewed (b)(c)	To be determined	1	4
Advanced meter customer education costs (c)	9 years	9	8
Deferred conventional meter depreciation	9 years	107	60
Energy efficiency performance bonus (a)	1 year	8	11
Under-recovered wholesale transmission service expense (a)(c)	1 year	—	8
Wholesale transmission settlement costs	Not applicable	9	—
Other regulatory assets	Not applicable	1	—

Total regulatory assets		2,007	2,217

Regulatory liabilities:
Nuclear decommissioning cost over-recovery (a)(c)(e)	Not applicable	225	206
Estimated net removal costs	Life of utility plant	115	28
Committed spending for demand-side management initiatives (a)	2 years	25	53
Deferred advanced metering system revenues	9 years	52	68
Investment tax credit and protected excess deferred taxes	Various	33	39
Over-collection of transition bond revenues (a)(f)	5 years	37	33
Over-recovered wholesale transmission service expense (a)(c)	1 year	13	—
Energy efficiency programs (a)	Not applicable	2	8

Total regulatory liabilities		502	435

Net regulatory asset		$1,505	$1,782

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Costs incurred since the period covered under the last rate review.
(c)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(d)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(e)	Offset by an intercompany receivable from TCEH. See Note 14.
(f)	Bondco net regulatory assets of $427 million at December 31, 2011 consist of $464 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $37 million. Bondco net regulatory assets of $516 million at December 31, 2010 consist of $549 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $33 million.
(g)	Amortization period effective January 1, 2012.

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

As a result of purchase accounting, in 2007 the carrying value of certain generation-related regulatory assets securitized by transition bonds, which have been reviewed and approved by the PUCT for recovery but without earning a rate of return, was reduced by $213 million. This amount will be accreted to other income over the recovery period remaining at October 10, 2007 (approximately nine years). On August 31, 2009, the PUCT issued a final order in our rate review filed in June 2008. The rate review included a determination of the recoverability of regulatory assets at December 31, 2007, including the recoverability period of those assets deemed allowable by the PUCT. The PUCT’s findings included denial of recovery of certain regulatory assets primarily related to business restructuring costs and rate review expenses, which resulted in a $25 million charge ($16 million after tax) in the third quarter of 2009 reported as write off of regulatory assets.

In September 2008, the PUCT approved a settlement for us to recover our estimated future investment for advanced metering deployment. We began billing the advanced metering surcharge in the January 2009 billing month cycle. The surcharge is expected to total $1.023 billion over the 11-year recovery period and includes a cost recovery factor of $2.19 per month per residential retail customer and $2.39 to $5.15 per month for non-residential retail customers. We account for the difference between the surcharge billings for advanced metering facilities and the allowed revenues under the surcharge provisions, which are based on expenditures and an allowed return, as a regulatory asset or liability. Such differences arise principally as a result of timing of expenditures. As indicated in the table above, the regulatory liability at December 31, 2011 and 2010 totaled $52 million and $68 million, respectively.

In accordance with the PUCT’s August 2009 order in our rate review, the remaining net book value and anticipated removal cost of existing conventional meters that are being replaced by advanced meters are being charged to depreciation and amortization expense over an 11-year cost recovery period.

See Note 14 for additional information regarding nuclear decommissioning cost recovery.

6. BORROWINGS UNDER CREDIT FACILITIES

In August 2011, we amended our $2.0 billion secured revolving credit facility to terminate the commitment of a subsidiary of Lehman Brothers Holdings Inc., a lender under the revolving credit facility, which had filed for bankruptcy and had an approximately $122 million unfunded commitment (net of approximately $10 million of its commitment funded under the revolving credit facility). In October 2011, we amended and restated our secured revolving credit facility (revolving credit facility). The revolving credit facility provides for up to $2.0 billion aggregate principal amount of borrowings. We may request increases of up to $500 million, in $100 million increments, provided certain conditions are met, including lender approval. The revolving credit facility has a five-year term expiring in October 2016. We have the option of requesting up to two additional one-year extensions, with such extensions subject to certain conditions and lender approval.

The revolving credit facility may be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances. At December 31, 2011, we had outstanding borrowings under the revolving credit facility totaling $392 million with an interest rate of 1.40% and outstanding letters of credit totaling $6 million. At December 31, 2010, we had outstanding borrowings under the revolving credit facility totaling $377 million with an interest rate of 0.53% and outstanding letters of credit totaling $6 million. All outstanding borrowings at December 31, 2011, bore interest at LIBOR plus 1.125%, letters of credit bore interest at 1.125%, and a facility fee was payable on the unfunded commitments under the facility, each based on our current credit ratings. Amounts borrowed under the facility, once repaid, can be borrowed again from time to time. Borrowings are classified as short-term on the balance sheet.

Subject to the limitations described below, borrowing capacity available under the revolving credit facility at December 31, 2011 and December 31, 2010 was $1.602 billion and $1.495 billion, respectively. The availability at December 31, 2010 excluded $122 million of unfunded commitments from a subsidiary of Lehman Brothers Holdings Inc. that filed for bankruptcy under Chapter 11 of the US Bankruptcy Code.

Borrowings under the revolving credit facility are secured equally and ratably with all of our other secured indebtedness by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity, which property is mortgaged under the Deed of Trust. Generally, our indentures and revolving credit facility limit the incurrence of other secured indebtedness except for indebtedness secured equally and ratably with the indentures and revolving credit facility and certain permitted exceptions. As described further in Note 7, the Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At December 31, 2011, the revolving credit facility could be fully drawn.

Loans under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on certain credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1%) plus a spread ranging from 0.00% to 0.75%, depending on certain credit ratings assigned to our senior secured non-credit enhanced long-term debt. Based on our ratings as of December 31, 2011, our LIBOR-based borrowings bear interest at LIBOR plus 1.125%.

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate per annum equal to 0.100% to 0.275% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the revolving credit facility. Based on our ratings as of December 31, 2011, our unused commitment fee is 0.125%. Letter of credit fees on the stated amount of letters of credit issued under the revolving credit facility are payable to the lenders quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR. Customary fronting and administrative fees are also payable to letter of credit fronting banks.

The revolving credit facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring additional liens; entering into mergers and consolidations; and sales of substantial assets. In addition, the revolving credit facility requires that we maintain a consolidated senior debt to capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants. At December 31, 2011, we were in compliance with these covenants.

The revolving credit facility also contains customary events of default for facilities of this type, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments, including certain changes in control that are not permitted transactions, cross-default provisions in the event we or any of our subsidiaries (other than Bondco) defaults on indebtedness in a principal amount in excess of $100 million or receives judgments for the payment of money in excess of $50 million that are not discharged within 60 days.

7. LONG-TERM DEBT

At December 31, 2011 and 2010, our long-term debt consisted of the following:

	At December 31,
	2011	2010
Oncor (a):
6.375% Fixed Senior Notes due May 1, 2012	$376	$376
5.950% Fixed Senior Notes due September 1, 2013	524	524
6.375% Fixed Senior Notes due January 15, 2015	500	500
5.000% Fixed Senior Notes due September 30, 2017	324	324
6.800% Fixed Senior Notes due September 1, 2018	550	550
5.750% Fixed Senior Notes due September 30, 2020	126	126
7.000% Fixed Debentures due September 1, 2022	800	800
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
4.550% Fixed Senior Notes due December 1, 2041	300	—
Unamortized discount	(38)	(42)
Less amount due currently	(376)	—

Total Oncor	4,711	4,783

Oncor Electric Delivery Transition Bond Company LLC (b):
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	56	101
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015 (c)	145	145
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	63	131
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016 (c)	290	290
Unamortized fair value discount related to transition bonds	(3)	(4)
Less amount due currently	(118)	(113)

Total Oncor Electric Delivery Transition Bond Company LLC	433	550

Total long-term debt	$5,144	$5,333

(a)	Secured by first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness. See “Deed of Trust Amendment” below for additional information.
(b)	The transition bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.
(c)	Principal installments will commence in August 2012 and May 2012, respectively.

Debt-Related Activity in 2011

Debt Repayments

Repayments of long-term debt in 2011 totaled $113 million and represent transition bond principal payments at scheduled maturity dates.

Interest Rate Hedge Transaction

In August 2011, we entered into an interest rate hedge transaction hedging the variability of treasury bond rates used to determine interest rates on an anticipated issuance of senior secured notes (see below for information regarding the debt issuance). The hedges were terminated in November 2011 upon the issuance of the senior secured notes. We recognized the loss related to the fair value of the hedge transaction in accumulated other comprehensive income. Approximately $1 million of the amount reported in accumulated other comprehensive income at December 31, 2011, is expected to be reclassified into net income within twelve months.

Issuance of New Senior Secured Notes

In November 2011, we issued $300 million aggregate principal amount of 4.550% senior secured notes maturing in December 2041 (2041 Notes). We used the net proceeds of approximately $297 million from the sale of the notes to repay borrowings under our revolving credit facility, including loans under the revolving credit facility and for general corporate purposes. The notes are secured by the first priority lien described below, and are secured equally and ratably with all of our other secured indebtedness.

Interest on the 2041 Notes is payable in cash semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2012. We may at our option redeem the notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. The notes also contain customary events of default, including failure to pay principal or interest on the notes when due.

The 2041 Notes were issued in a private placement and have not been registered under the Securities Act. We have agreed, subject to certain exceptions, to register with the SEC notes having substantially identical terms as the 2041 Notes (except for provisions relating to the transfer restriction and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the 2041 Notes. We have agreed to use commercially reasonable efforts to cause the exchange offer to be completed within 315 days after the issue date of the 2041 Notes, or if required, to use commercially reasonable efforts to have one or more shelf registration statements declared effective within the later of 180 days after such shelf registration statement filing obligation arises and 270 days after the issue date of the 2041 Notes. If we do not comply with this obligation (a registration default), the annual interest rate on the notes will increase 50 basis points per annum until the earlier of the expiration of the registration default or the second anniversary of the issue date of the 2041 Notes.

Deed of Trust

Our secured indebtedness, including the 2041 Notes described above and the revolving credit facility described in Note 6, are secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At December 31, 2011, the amount of available bond credits was approximately $1.635 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $708 million.

Debt-Related Activity in 2010

Debt Repayments

Repayments of long-term debt in 2010 totaled $108 million and represent transition bond principal payments at scheduled maturity dates.

Issuance of New Senior Secured Notes

In September 2010, we issued $475 million aggregate principal amount of 5.250% senior secured notes maturing in September 2040 (2040 Notes). We used the net proceeds of approximately $465 million from the sale of the notes to repay borrowings under our revolving credit facility, including loans under the revolving credit facility and for general corporate purposes. The notes are secured by the first priority lien described below, and are secured equally and ratably with all of our other secured indebtedness.

Interest on the 2040 Notes is payable in cash semiannually in arrears on March 30 and September 30 of each year, and began on March 30, 2011. We may redeem the notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. The notes also contain customary events of default, including failure to pay principal or interest on the notes when due.

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

Deed of Trust Amendment

In September 2010, we amended the Deed of Trust. Prior to the amendment, the Deed of Trust provided that we could release the lien upon the satisfaction and discharge of all of our obligations under the revolving credit facility. The amendment to the Deed of Trust eliminated this ability to release the lien prior to the payment and performance in full of all obligations secured by the lien of the Deed of Trust. At December 31, 2010, the amount of available bond credits was approximately $1.386 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $1.161 billion.

Maturities

Long-term debt maturities at December 31, 2011, are as follows:

Year	Amount
2012	$494
2013	648
2014	131
2015	639
2016	41
Thereafter	3,726
Unamortized fair value discount	(3)
Unamortized discount	(38)

Total	$5,638

Fair Value of Long-Term Debt

The estimated fair value of our long-term debt (including current maturities) totaled $6.705 billion and $6.136 billion at December 31, 2011 and 2010, respectively, and the carrying amount totaled $5.638 billion and $5.446 billion, respectively. The fair value is estimated at the lesser of either the call price or the market value as determined by quoted market prices.

8. COMMITMENTS AND CONTINGENCIES

Leases

At December 31, 2011, our future minimum lease payments under operating leases (with initial or remaining noncancelable lease terms in excess of one year) were as follows:

Year	Amount
2012	$12
2013	5
2014	5
2015	3
2016	3
Thereafter	1

Total future minimum lease payments	$29

Rent charged to operation and maintenance expense totaled $15 million for each of the years ended December 31, 2011 and 2010 and $11 million for the year ended December 31, 2009.

Capital Expenditures

We and Texas Holdings agreed to the terms of a stipulation with major interested parties that was approved by the PUCT in 2008 as discussed in Note 3. As one of the provisions of this stipulation, we committed to minimum capital spending of $3.6 billion over the five-year period ending December 31, 2012, subject to certain defined conditions. At December 31, 2011, approximately 94% of this total had been spent. These expenditures do not include the CREZ facilities.

Efficiency Spending

We are required to annually invest in programs designed to improve customer electricity demand efficiencies to satisfy ongoing regulatory requirements. The 2012 requirement (excluding the amount in excess of regulatory requirements) is approximately $50 million.

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions as discussed below.

We are the lessee under various operating leases that obligate us to guarantee the residual values of the leased assets. At December 31, 2011, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $7 million. These leased assets consist primarily of vehicles used in distribution activities. The average life of the residual value guarantees under the lease portfolio is approximately 1.5 years.

In June 2010, for the purpose of obtaining greater access to materials, we guaranteed the repayment of borrowings under a nonaffiliated party’s $20 million credit facility maturing on June 7, 2011. In June 2011, we extended the maturity of the guarantee to December 31, 2011. In December 2011, the credit facility was reduced to $5 million and the maturity extended to December 31, 2012. The nonaffiliated party’s borrowings under the credit facility are limited to inventory produced solely to satisfy the terms of a contract with us. We would be entitled to the related inventory upon repayment of the credit facility (or payment to nonaffiliated party). At December 31, 2011, the nonaffiliated party had no outstanding borrowings under the facility.

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

The first issue is the wholesale transmission transition mechanism for the period of September 1999 through December 1999. The disputed issue is whether the PUCT should have allowed the transition mechanism to continue for the last four months of 1999. The appealing parties (Texas Municipal Power Agency, the City of Denton, the City of Garland and GEUS (formerly known as Greenville Electric Utility System)) argued that the transition mechanism was not authorized in the September 1, 1999 100% postage stamp pricing legislation. Our transmission deficit position was mitigated by approximately $8 million in the last four months of 1999 through the transition mechanism. In October 2011, certain parties filed a proposed settlement of this issue, subject to PUCT approval, in which we would pay approximately $9 million including interest through October 9, 2003. The PUCT approved the settlement at its January 12, 2012 open meeting. We anticipate making the payment in accordance with the settlement in the first quarter of 2012. We believe recovery of the settlement payment through future rates is probable.

The second issue is the San Antonio City Public Service Board’s (CPSB) claim that the PUCT did not have the authority to reduce CPSB’s requested Transmission Cost of Service (TCOS) revenue requirement. CPSB’s initial TCOS rate was in effect from 1997 through 2000. Since the period of January 1997 through August 1999 is incorporated in the joint settlement, CPSB’s remaining claim is for the period of September 1999 through December 2000. In January 2011, CPSB made a filing with the PUCT (PUCT Docket No. 39068), seeking an additional $22 million of TCOS revenue, including interest, for the 16-month period, of which we would be responsible for approximately $11 million. In late 2011, we intervened in the proceeding and, along with several other parties, filed motions to dismiss CPSB’s request. In January 2012, the PUCT upheld an administrative law judge’s earlier decision to dismiss CPSB’s request.

We are involved in other various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.

Labor Contracts

Certain of our employees are represented by a labor union and covered by a collective bargaining agreement with an expiration date of October 25, 2012.

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

9. MEMBERSHIP INTERESTS

On February 14, 2012, our board of directors declared a cash distribution of between $42 million and $48 million to be paid to our members on February 21, 2012.

During 2011, our board of directors declared, and we paid, the following cash distributions to members:

Declaration Date	Payment Date	Amount Paid
October 25, 2011	October 26, 2011	$65
July 27, 2011	July 28, 2011	40
April 27, 2011	April 28, 2011	20
February 15, 2011	February 16, 2011	20

During 2010, our board of directors declared, and we paid, the following cash distributions to members:

Declaration Date	Payment Date	Amount Paid
October 27, 2010	November 1, 2010	$35
July 28, 2010	August 3, 2010	68
May 5, 2010	May 6, 2010	71
February 11, 2010	February 19, 2010	37

Distributions are limited to our cumulative net income and may not be paid except to the extent we maintain a required regulatory capital structure, as discussed below. At December 31, 2011, $45 million was eligible to be distributed to our members after taking into account these restrictions.

For the period beginning October 11, 2007 and ending December 31, 2012, our cash distributions (other than distributions of the proceeds of any issuance of limited liability company units) are limited by the Limited Liability Company Agreement and a stipulation agreement with the PUCT (see Note 3) to an amount not to exceed our cumulative net income determined in accordance with US GAAP, as adjusted by applicable orders of the PUCT. Such adjustments include the removal of noncash impacts of purchase accounting and deducting two specific cash commitments. To date, the noncash impact consists of removing the effect of the 2008 $860 million goodwill impairment charge and the cumulative amount of net accretion of fair value adjustments. The two specific cash commitments are the $72 million ($46 million after tax) one-time refund to customers in September 2008 and the funds spent as part of the $100 million commitment for additional energy efficiency initiatives of which $75 million ($48 million after tax) has been spent through December 31, 2011. The goodwill impairment charge and refund are described in Notes 2 and 3. At December 31, 2011, $327 million of membership interests was available for distribution under the cumulative net income restriction.

Distributions are further limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At December 31, 2011, our regulatory capitalization ratio was 59.7% debt and 40.3% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes transition bonds issued by Bondco. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of purchase accounting (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization). At December 31, 2011, $45 million was available for distribution to our members under the capital structure restriction.

We are a Delaware limited liability company and upon the execution and delivery of the Limited Liability Company Agreement in 2008, our single membership interest was converted into 635,000,000 units of membership interests.

10. INVESTMENTS

Our investments balance consisted of the following:

	December 31,
	2011	2010
Assets related to employee benefit plans, including employee savings programs, net of distributions	$70	$74
Investment in unconsolidated affiliates	—	1
Land	3	3

Total investments	$73	$78

Assets Related to Employee Benefit Plans

The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans. At December 31, 2009, we began paying the premiums and became the beneficiary of these life insurance policies. EFH Corp. was the previous beneficiary. At December 31, 2011 and 2010, the face amount of these policies totaled $137 million, and the net cash surrender values (determined using a Level 2 valuation technique) totaled $46 million and $53 million, respectively. Changes in cash surrender value are netted against premiums paid. Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

Restricted Cash

	At December 31, 2011		At December 31, 2010
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Customer collections related to transition bonds used only to service debt and pay expenses	$57	$—	$53	$—
Reserve for fees associated with transition bonds	—	10	—	10
Reserve for shortfalls of transition bond charges	—	6	—	6

Total restricted cash	$57	$16	$53	$16

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

12. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) PLANS

Pension Plan

We are a participating employer in the EFH Retirement Plan, a defined benefit pension plan sponsored by EFH Corp. The EFH Retirement Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code), and is subject to the provisions of ERISA. All benefits are funded by the participating employers. The EFH Retirement Plan provides benefits to participants under one of two formulas: (i) a Cash Balance Formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits or (ii) a Traditional Retirement Plan Formula based on years of service and the average earnings of the three years of highest earnings. The interest component of the Cash Balance Formula is variable and is determined using the yield on 30-year Treasury bonds. Under the Cash Balance Formula, future increases in earnings will not apply to prior service costs.

All eligible employees hired after January 1, 2001 participate under the Cash Balance Formula. Certain employees, who, prior to January 1, 2002, participated under the Traditional Retirement Plan Formula, continue their participation under that formula. It is the participating employers’ policy to fund the plans on a current basis to the extent deductible under existing federal tax regulations.

We also participated in an EFH Corp. supplemental retirement plan for certain employees, whose retirement benefits cannot be fully earned under the qualified Retirement Plan, the information for which is included below. We ceased participation in the EFH Corp. supplemental plan and implemented our own supplemental retirement plan effective January 1, 2010 (Oncor Plan). The Oncor Plan covers certain employees whose retirement benefits cannot be fully earned under the qualified EFH Retirement Plan and is substantially similar to the EFH Corp. supplemental retirement plan, except that we act as sponsor of the plan. At inception, the projected benefit obligation of the Oncor Plan was $32 million, which was 100% funded. We recognized $5 million, $1 million and $3 million in net pension costs related to the Oncor Plan, primarily composed of interest costs, for the years ended December 31, 2011, 2010 and 2009, respectively.

OPEB Plan

We participate with EFH Corp. and other subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees (OPEB Plan). For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree’s age and years of service.

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

We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Amounts deferred are ultimately subject to regulatory approval. At December 31, 2011 and 2010, we had recorded regulatory assets totaling $884 million and $1.048 billion, respectively, related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income.

Pension and OPEB Costs Recognized as Expense

The pension and OPEB amounts provided herein represent our allocated amounts related to EFH Corp.’s plans based on actuarial computations and reflect our employee and retiree demographics as described above. We recognized the following net pension and OPEB costs as expense:

	Year Ended December 31,
	2011	2010	2009
Pension cost	$95	$67	$35
OPEB cost	74	63	55

Total benefit cost	169	130	90
Less amounts deferred as a regulatory asset or property or property	(132)	(93)	(66)

Net amounts recognized as expense	$37	$37	$24

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

Detailed Information Regarding Pension and OPEB Benefits

The following pension and OPEB information is based on December 31, 2011, 2010 and 2009 measurement dates:

	Pension Plan			OPEB Plan
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Assumptions Used to Determine Net Periodic Pension and Benefit Cost:
Discount rate	5.50%	5.90%	6.90%	5.55%	5.90%	6.85%
Expected return on plan assets	7.70%	8.00%	8.25%	7.10%	7.60%	7.64%
Rate of compensation increase	3.74%	3.71%	3.75%	—	—	—

Components of Net Pension and Benefit Cost:
Service cost	$20	$19	$16	$7	$6	$4
Interest cost	110	106	107	54	52	52
Expected return on assets	(99)	(97)	(100)	(14)	(15)	(13)
Amortization of net transition obligation	—	—	—	1	1	1
Amortization of prior service cost (credit)	1	1	1	(1)	(1)	(1)
Amortization of net loss	63	38	11	27	20	12

Net periodic pension and benefit cost	95	67	35	74	63	55

Other Changes in Plan Assets and Benefit Obligations Recognized as Regulatory Assets:
Net loss (gain)	106	124	154	(91)	75	76
Prior service cost (credit)	—	—	—	(127)	1	—
Amortization of net loss	(63)	(38)	(11)	(27)	(20)	(12)
Amortization of transition obligation (asset)	—	—	—	(1)	(1)	(1)
Amortization of prior service (cost) credit	(1)	(1)	(1)	1	—	1
Purchase accounting adjustment	—	—	—	—	—	4

Total recognized as regulatory assets	42	85	142	(245)	55	68

Total recognized in net periodic pension and benefit costs and as regulatory assets	$137	$152	$177	$(171)	$118	$123

	Pension Plan			OPEB Plan
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Assumptions Used to Determine Benefit Obligations at Period End:
Discount rate	5.00%	5.50%	5.90%	4.95%	5.55%	5.90%
Rate of compensation increase	3.81%	3.74%	3.71%	—	—	—

	Pension Plan		OPEB Plan
	Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$2,052	$1,821	$1,004	$899
Service cost	20	19	7	6
Interest cost	110	106	54	52
Participant contributions	—	—	14	14
Medicare Part D reimbursement	—	—	5	3
Plan amendments	—	—	(127)	—
Actuarial (gain) loss	119	187	(97)	83
Benefits paid	(86)	(81)	(51)	(53)

Projected benefit obligation at end of year	$2,215	$2,052	$809	$1,004

Accumulated benefit obligation at end of year	$2,063	$1,894	$—	$—

Change in Plan Assets:
Fair value of assets at beginning of year	$1,341	$1,219	$208	$206
Actual return (loss) on assets	112	160	8	23
Employer contributions	175	43	18	18
Participant contributions	—	—	14	14
Benefits paid	(86)	(81)	(51)	(53)

Fair value of assets at end of year	$1,542	$1,341	$197	$208

Funded Status:
Projected benefit obligation at end of year	$(2,215)	$(2,052)	$(809)	$(1,004)
Fair value of assets at end of year	1,542	1,341	197	208

Funded status at end of year	$(673)	$(711)	$(612)	$(796)

	Pension Plan		OPEB Plan
	Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
Amounts Recognized in the Balance Sheet Consist of:
Other current liabilities	$(3)	$(3)	$—	$—
Other noncurrent liabilities	(670)	(708)	(612)	(796)

Net liability recognized	$(673)	$(711)	$(612)	$(796)

Amounts Recognized as Regulatory Assets Consist of:
Net loss	$659	$616	$178	$296
Prior service cost (credit)	—	—	(131)	(5)
Net transition obligation	—	—	1	3

Net amount recognized	$659	$616	$48	$294

The following tables provide information regarding the assumed health care cost trend rates.

	Year Ended December 31,
	2011	2010
Assumed Health Care Cost Trend Rates – Not Medicare Eligible:
Health care cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2022	2021

Assumed Health Care Cost Trend Rates – Medicare Eligible:
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2022	2021

	1-Percentage Point Increase	1-Percentage Point Decrease
Sensitivity Analysis of Assumed Health Care Cost Trend Rates:
Effect on accumulated postretirement obligation	$100	$(83)
Effect on postretirement benefits cost	6	(5)

The following table provides information regarding pension plans with projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of the fair value of plan assets.

	At December 31,
	2011	2010
Pension Plans with PBO and ABO in Excess of Plan Assets :
Projected benefit obligations	$2,215	$2,052
Accumulated benefit obligations	2,063	1,894
Plan assets	1,542	1,341

Pension Plan and OPEB Plan Investment Strategy and Asset Allocations

The investment objective for the Retirement Plan is to invest in a suitable mix of assets to meet the future benefit obligations at an acceptable level of risk, while minimizing the volatility of contributions. Equity securities are held to achieve returns in excess of passive indexes by participating in a wide range of investment opportunities. International equity securities are used to further diversify the equity portfolio and may include investments in both developed and emerging international markets. Fixed income securities include primarily corporate bonds from a diversified range of companies, US Treasuries and agency securities and money market instruments. The investment strategy for fixed income investments is to maintain a high grade portfolio of securities, which assist in managing the volatility and magnitude of plan contributions and expense.

The target asset allocation ranges of pension plan investments by asset category are as follows:

Asset Category	Target Allocation Ranges

US equities	12%-34%
International equities	10%-26%
Fixed income	40%-70%
Other	0%-10%

Our investment objective for the OPEB Plan primarily follows the objectives of the Retirement Plan discussed above, while maintaining sufficient cash and short-term investments to pay near-term benefits and expenses. The actual amounts at December 31, 2011 provided below are consistent with our asset allocation targets.

Fair Value Measurement of Pension Plan Assets

At December 31, 2011 and 2010, pension plan assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2011				At December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category
Interest-bearing cash	$—	$60	$—	$60	$—	$42	$—	$42
Equity securities:
US	263	54	—	317	259	58	—	317
International	152	50	—	202	152	52	—	204
Fixed income securities:
Corporate bonds (a)	—	859	—	859	—	698	—	698
US Treasuries	—	34	—	34	—	13	—	13
Other (b)	—	61	—	61	—	58	—	58
Preferred securities	—	—	9	9	—	—	9	9

Total assets	$415	$1,118	$9	$1,542	$411	$921	$9	$1,341

(a) Substantially all corporate bonds are rated investment grade by a major ratings agency such as Moody’s.

(b) Other consists primarily of US agency securities.

There was no change in the fair value of Level 3 assets in the periods presented.

Fair Value Measurement of OPEB Plan Assets

At December 31, 2011 and 2010, OPEB plan assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2011				At December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category
Interest-bearing cash	$—	$10	$—	$10	$—	$11	$—	$11
Equity securities:
US	52	3	—	55	61	4	—	65
International	23	3	—	26	27	4	—	31
Fixed income securities:
Corporate bonds (a)	—	54	—	54	—	54	—	54
US Treasuries	—	2	—	2	—	1	—	1
Other (b)	46	3	—	49	41	4	—	45
Preferred securities	—	—	1	1	—	—	1	1

Total assets	$121	$75	$1	$197	$129	$78	$1	$208

(a) Substantially all corporate bonds are rated investment grade by a major ratings agency such as Moody’s.

(b) Other consists primarily of US agency securities.

There was no significant change in the fair value of Level 3 assets in the periods presented.

Expected Long-Term Rate of Return on Assets Assumption

The retirement plan strategic asset allocation is determined in conjunction with the plan’s advisors and utilizes a comprehensive Asset-Liability modeling approach to evaluate potential long-term outcomes of various investment strategies. The modeling incorporates long-term rate of return assumptions for each asset class based on historical and future expected asset class returns, current market conditions, rate of inflation, current prospects for economic growth, and taking into account the diversification benefits of investing in multiple asset classes and potential benefits of employing active investment management.

EFH Retirement Plan		OPEB Plan
Asset Class	Expected Long-Term Rate of Return	Plan Type	Expected Long-Term Returns
US equity securities	8.2%	401(h) accounts	7.4%
International equity securities	9.7%	Life Insurance VEBA	6.8%
Fixed income securities	4.4%	Union VEBA	6.8%
Preferred securities	0.0%	Non-Union VEBA	3.1%

Weighted average	7.4%	Weighted average	6.8%

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

Assumed Discount Rate

We selected the assumed discount rate using the Aon Hewitt AA Above Median yield curve, which is based on actual corporate bond yields and at December 31, 2011 consisted of 261 corporate bonds with an average rating of AA using Moody’s, S&P and Fitch ratings.

Amortization in 2012

In 2012, amortization of the net actuarial loss and prior service cost for the defined benefit pension plan from regulatory assets into net periodic benefit cost is expected to be $74 million and less than $1 million, respectively. Amortization of the net actuarial loss, prior service credit, and transition obligation for the OPEB Plan from regulatory assets into net periodic benefit cost is expected to be $14 million, a $20 million credit and $1 million, respectively.

Pension and OPEB Plan Cash Contributions

Our contributions to the benefit plans were as follows:

	Year Ended December 31,
	2011	2010	2009
EFH Retirement Plan contributions	$172	$40	$66
OPEB Plan contributions	18	18	18
Oncor Plan contributions	3	3	—

Total contributions	$193	$61	$84

Our estimated funding in 2012 of the EFH Retirement Plan, the OPEB Plan and the Oncor Plan is $122 million, $18 million and $3 million, respectively.

Future Benefit Payments

Estimated future benefit payments to (receipts from) beneficiaries are as follows:

	2012	2013	2014	2015	2016	2017-21
Pension benefits	$100	$105	$111	$116	$123	$721
OPEB	$48	$43	$45	$48	$51	$278
Medicare Part D subsidies	$(5)	$—	$—	$—	$—	$—

Thrift Plan

Our employees may participate in a qualified savings plan, the EFH Corp. Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution plan intended to qualify under Section 401(a) of the Code, and is subject to the provisions of ERISA. Under the terms of the Thrift Plan, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax applicable payroll deductions, the lesser of 75% of their regular salary or wages or the maximum amount permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the Cash Balance Formula of the EFH Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the Traditional Retirement Plan Formula of the EFH Retirement Plan. Employer matching contributions are made in cash and may be allocated by participants to any of the plan’s investment options. Our contributions to the Thrift Plan totaled $12 million, $11 million and $11 million for the years ended December 31, 2011, 2010 and 2009, respectively.

13. STOCK-BASED COMPENSATION

In 2008, we established the SARs Plan under which certain of our executive officers and key employees may be granted stock appreciation rights payable in cash, or in some circumstances, Oncor membership interests. Two types of SARs may be granted under the SARs Plan. Time-based SARs (Time SARs) vest solely based upon continued employment ratably on an annual basis on each of the first five anniversaries of the grant date. Performance-based SARs (Performance SARs) vest based upon both continued employment and the achievement of a predetermined level of Oncor EBITDA over time, generally ratably over five years based upon annual Oncor EBITDA levels, with provisions for vesting if the annual levels are not achieved but cumulative two- or three-year total Oncor EBITDA levels are achieved. Time and Performance SARs may also vest in part or in full upon the occurrence of certain specified liquidity events and are exercisable only upon the occurrence of certain specified liquidity events. Since the exercisability of the Time and Performance SARs is conditioned upon the occurrence of a liquidity event, compensation expense, other than as indicated below with respect to dividends, will not be recorded until it is probable that a liquidity event will occur.

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

Under both SARs plans, dividends that are paid in respect of Oncor membership interests while the SARs are outstanding are credited to the SARs holder’s account as if the SARs were units, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency, a change in control, or the exercise of the SARs. Prior to September 30, 2011, we had not accrued the liability under the SARs plans related to the declared dividends. We have concluded that the liability related to the declared dividends should be accrued rather than recognized at a future liquidity event. As a result, in the third quarter of 2011, we recorded compensation expense of approximately $6 million relating to dividends since the inception of the SARs Plan ($5 million related to periods prior to January 1, 2011), which management determined was not material. For accounting purposes, the liability is discounted based on an employee’s or director’s expected retirement date.

SARs under the SARs Plan and the Director SARs Plan are generally payable in cash based on the fair market value of the SAR on the date of exercise. During the year ended December 31, 2011, we granted 227,000 Time SARs and 227,000 Performance SARS under the SARs Plan. At December 31, 2011, vested Time SARs totaled 5.7 million and vested Performance SARs totaled 5.7 million, which includes 1.4 million of Performance SARs eligible to vest in 2009 that did not vest in 2009 or 2010 but vested in 2011 upon our achievement of a three- year cumulative performance target. During the year ended December 31, 2010, we granted 80,000 Time SARs and 80,000 Performance SARS under the SARs Plan. At December 31, 2010, vested Time SARs totaled 4.2 million and vested Performance SARs totaled 2.8 million. No SARs were granted under the SARs Plan during the year ended December 31, 2009. We granted 55,000 SARs under the Director SARs Plan during the year ended December 31, 2009, and all such SARs were vested at December 31, 2010. No SARs were granted under the Director’s SARs Plan during the years ended December 31, 2011 and 2010. There were no SARs under either plan eligible for exercise at December 31, 2011.

14. RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions:

•

We record revenue from TCEH, principally for electricity delivery fees, which totaled $1.0 billion, $1.1 billion and $1.0 billion for the years ended December 31, 2011, 2010 and 2009, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheets at December 31, 2011 and 2010 reflect receivables from TCEH totaling $138 million and $143 million, respectively, primarily related to these electricity delivery fees. These revenues included approximately $2 million for each of the years ended December 31, 2011, 2010 and 2009 pursuant to a transformer maintenance agreement with TCEH.

•

We recognize interest income from TCEH with respect to our generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Bondco. The interest income, which is received on a monthly basis, serves to offset our interest expense on the transition bonds. This interest income totaled $32 million, $37 million and $42 million for the years ended December 31, 2011, 2010 and 2009, respectively.

•

Incremental amounts payable related to income taxes as a result of delivery fee surcharges to customers related to transition bonds are reimbursed by TCEH. Our financial statements reflect a note receivable from TCEH of $179 million ($41 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2011 and $217 million ($39 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2010 related to these income taxes. We review economic conditions, TCEH’s credit ratings and historical payment activity to assess the overall collectability of these affiliated receivables. At December 31, 2011, there were no credit loss allowances related to the note receivable from TCEH.

•

EFH Corp. subsidiaries charge us for certain administrative services and shared facilities at cost. These costs, which are primarily reported in operation and maintenance expenses, totaled $38 million, $40 million and $26 million for the years ended December 31, 2011, 2010 and 2009, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH’s balance sheet) is funded by a delivery fee surcharge we collect from REPs and remit monthly to TCEH. Delivery fee surcharges totaled $17 million for the year ended December 31, 2011 and $16 million for each of the years ended December 31, 2010 and 2009. These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (also reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability (also reported on TCEH’s balance sheet) are offset by a net change in our intercompany receivable/payable, which in turn results in a change in our reported net regulatory asset/liability. The regulatory liability of $225 million and $206 million at December 31, 2011 and December 31, 2010, respectively, represents the excess of the trust fund balance over the net decommissioning liability (see Note 5).

•

We have a 19.5% limited partnership interest, with a carrying value of less than $1 million at December 31, 2011 and 2010, in an EFH Corp. subsidiary holding principally software-related assets. Equity losses related to this interest are reported in other deductions and totaled less than $1 million for the year ended December 31, 2011 and $2 million for each of the years ended December 31, 2010 and 2009. These losses primarily represent amortization of software assets held by the subsidiary.

•

Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., we are generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return. In addition, consistent with the tax sharing agreement, we remit to EFH Corp. Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return. Our results are included in the consolidated Texas state margin tax return filed by EFH Corp. See discussion in Note 1 to Financial Statements under “Income Taxes.” Under the in lieu of tax concept, all in lieu of tax assets and liabilities represent amounts that will eventually be settled with our members. At December 31, 2011, we had amounts receivable from members under the agreement totaling $27 million ($22 million from EFH Corp. and $5 million from Texas Transmission and Investment LLC), which is due in 2012, and a current state income tax payable to EFH Corp. of $22 million, which are reported as a net current tax receivable from members of $5 million. At December 31, 2010, we had amounts receivable from members under the agreement totaling $93 million ($72 million from EFH Corp. and $21 million from Texas Transmission and Investment LLC). We have recorded liabilities in lieu of deferred income taxes of $2,018 million and $1,827 million and for uncertain tax positions of $147 million and $100 million as of December 31, 2011 and 2010, respectively. We received net income tax refunds from members totaling $114 million (including $25 million in federal income tax-related refunds from members other than EFH Corp.) in the year ended December 31, 2011. We made net income tax payments of $128 million (including $21 million in federal income tax-related payments to members other than EFH Corp.) and $28 million (including $9 million in federal income tax-related payments to members other than EFH Corp.) in the years ended December 31, 2010 and 2009, respectively.

•

At December 31, 2010, we held cash collateral of $4 million from TCEH related to interconnection agreements for generation units being developed by TCEH. The collateral is reported on our balance sheet in other current liabilities. In April 2011, we returned $4 million representing the balance of the collateral and paid approximately $1 million in interest pursuant to PUCT rules related to these interconnection agreements.

•

Our PUCT-approved tariffs include requirements to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Bondco. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at December 31, 2011 and December 31, 2010, TCEH had posted letters of credit in the amount of $12 million and $14 million, respectively, for our benefit.

•

We maintain a revolving credit facility with a syndicate of financial institutions and other lenders. At September 30, 2011, the syndicate included affiliates of GS Capital Partners (a member of the Sponsor Group). In October 2011, we amended and restated the revolving credit facility (see Note 6 for information regarding the amendment and restatement) and neither GS Capital Partners nor its affiliates were members of the syndicate. Accordingly, at December 31, 2011, the syndicate does not include affiliates of GS Capital Partners. Affiliates of GS Capital Partners have from time-to-time engaged in commercial banking transactions with us in the normal course of business.

•

Goldman, Sachs & Co. (Goldman), an affiliate of the Sponsor Group, received $285,000 in fees for serving as a senior co-dealer manager in our offer to exchange up to an aggregate of $675 million of senior secured notes for the New Notes in a private placement exchange that closed in October 2010 and was subsequently registered pursuant to the terms of a registration rights agreement in April 2011. See Note 7 for additional information regarding the debt exchange.

•

In September 2010, we completed a $475 million senior secured notes private placement offering. In conjunction with the offering, we entered into a registration rights agreement with various investment banks as representatives of the initial purchasers in the private placement. KKR Capital Markets LLC, an affiliate of KKR (a member of the Sponsor Group), received $125,000 in fees for serving as a co-manager in the offering. See Note 7 for information regarding the debt offering.

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

Our maximum exposure does not exceed our equity investment in Bondco, which was $16 million at both December 31, 2011 and 2010. We did not provide any financial support to Bondco during the years ended December 31, 2011 and 2010.

Other Income and Deductions

	Year Ended December 31,
	2011	2010	2009
Other income:
Accretion of adjustment (discount) to regulatory assets due to purchase accounting	$29	$34	$39
Reversal of exit liabilities recorded in connection with the termination of outsourcing arrangements (Note 11)	—	—	10
Net gain on sale of other properties and investments	1	2	—

Total other income	$30	$36	$49

Other deductions:
Costs related to 2006 cities rate settlement	$—	$—	$2
Professional fees	4	4	5
Equity losses in unconsolidated affiliate (Note 14)	—	2	2
Other	5	2	5

Total other deductions	$9	$8	$14

Major Customers

Revenues from TCEH represented 33%, 36% and 38% of total operating revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Revenues from subsidiaries of Reliant, a nonaffiliated REP, collectively represented 12% of total operating revenues for each of the years ended December 31, 2011 and 2010 and 14% of total operating revenues for the year ended December 31, 2009. No other customer represented 10% or more of total operating revenues.

Interest Expense and Related Charges

	Year Ended December 31,
	2011	2010	2009
Interest expense	$359	$342	$338
Amortization of fair value debt discounts resulting from purchase accounting	—	2	3
Amortization of debt issuance costs and discounts	3	5	7
Allowance for funds used during construction – capitalized interest portion	(3)	(2)	(2)

Total interest expense and related charges	$359	$347	$346

Trade Accounts Receivable

	December 31,
	2011	2010
Gross trade accounts receivable	$436	$389
Trade accounts receivable from TCEH	(131)	(133)
Allowance for uncollectible accounts	(2)	(2)

Trade accounts receivable from nonaffiliates — net	$303	$254

Gross trade accounts receivable at December 31, 2011 and 2010 included unbilled revenues of $127 million and $126 million, respectively.

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

Property, Plant and Equipment

	Composite Depreciation Rate/	At December 31,
	Avg. Life at December 31, 2011	2011	2010
Assets in service:
Distribution	4.5% / 22.3 years	$9,486	$9,112
Transmission	2.9% / 35.0 years	4,919	4,372
Other assets	8.6% / 11.6 years	822	728

Total		15,227	14,212
Less accumulated depreciation		5,203	4,810

Net of accumulated depreciation		10,024	9,402
Construction work in progress		530	253
Held for future use		15	21

Property, plant and equipment – net		$10,569	$9,676

Depreciation expense as a percent of average depreciable property approximated 4.0% for 2011, 4.0% for 2010 and 3.1% for 2009.

Intangible Assets

Intangible assets other than goodwill reported in our balance sheet are comprised of the following:

	At December 31, 2011			At December 31, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization included in property, plant and equipment:
Land easements	$248	$77	$171	$201	$73	$128
Capitalized software	378	181	197	338	142	196

Total	$626	$258	$368	$539	$215	$324

Aggregate amortization expense for intangible assets totaled $48 million, $39 million and $27 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, the weighted average remaining useful lives of capitalized land easements and software were 80 years and 4 years, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense
2012	$39
2013	39
2014	39
2015	39
2016	35

At both December 31, 2011 and 2010, goodwill totaling $4.1 billion was reported on the balance sheet. None of this goodwill is being deducted for tax purposes. See Note 2 for discussion of the goodwill impairment.

Other Noncurrent Liabilities and Deferred Credits

	At December 31,
	2011	2010
Retirement plan and other employee benefits	$1,340	$1,560
Uncertain tax positions (including accrued interest)	147	100
Other	59	41

Total	$1,546	$1,701

Supplemental Cash Flow Information

	Year Ended December 31,
	2011	2010	2009
Cash payments related to:
Interest	$360	$339	$337
Capitalized interest	(3)	(2)	(2)

Interest paid (net of amounts capitalized)	357	337	335
Amounts (refunded) paid in lieu of income taxes	(114)	128	28
Noncash investing and financing activities:
Construction expenditures (a)	140	78	61
Debt exchange transactions (Note 7)	—	324	—

(a)	Represents end-of-period accruals.

Quarterly Information (unaudited)

Results of operations by quarter for the years ended December 31, 2011 and 2010 are summarized below. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Operating revenues	$706	$756	$897	$759
Operating income	145	173	225	150
Net income	65	92	144	66

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Operating revenues	$703	$702	$831	$678
Operating income	153	152	226	124
Net income	79	76	149	48

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at December 31, 2011. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The management of Oncor Electric Delivery Company LLC performed an evaluation as of December 31, 2011 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control — Integrated Framework. Based on the review performed, management believes that as of December 31, 2011 Oncor Electric Delivery Company LLC’s internal control over financial reporting was effective.

The independent registered public accounting firm of Deloitte & Touche LLP as auditors of the consolidated financial statements of Oncor Electric Delivery Company LLC has issued an attestation report on Oncor Electric Delivery Company LLC’s internal control over financial reporting.

/s/ ROBERT S. SHAPARD	/s/ DAVID M. DAVIS
Robert S. Shapard, Chairman of the Board	David M. Davis, Senior Vice President
and Chief Executive	and Chief Financial Officer

February 20, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Dallas, Texas

We have audited the internal control over financial reporting of Oncor Electric Delivery Company LLC and subsidiary (the “Company”) as of December 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 20, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 20, 2012

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of our directors and information about them, as furnished by the directors themselves, are set forth below:

Name	Age	Business Experience and Qualifications
Nora Mead Brownell (1)	64

Nora Mead Brownell has served as our Director since October 2007. Ms. Brownell is a founding partner of ESPY Energy Solutions, LLC, a consulting firm specializing in energy including infrastructure, energy consumption, new technology and renewables, and has served as its CEO since April 2009. Following her service as a Commissioner of the FERC from May 2001 to June 2006, Ms. Brownell founded BC Strategies, an energy consulting firm, and served as its President until April 2009. She served on the Pennsylvania Public Utility Commission from 1997 until May 2001. Ms. Brownell serves on the boards of directors of Comverge Inc., an energy technology company, Ener1, a manufacturer of lithium-ion energy storage systems, Spectra Energy Partners, a natural gas transportation and storage company, Tangent Energy Solutions, a privately-owned developer of energy generation solutions, Times Publishing Company, a privately-owned regional newspaper publisher, and Oncor Holdings. She also serves on the Advisory Board of Starwood Energy Fund and NewWorld Capital Group. During the last five years Ms. Brownell also served on the board of directors of Leaf Clean Energy Company, which invests in clean energy projects in North America, and on the Gridwise® Architecture Council.

We believe Ms. Brownell’s widely-regarded expertise in the energy industry qualifies her to serve on our board of directors. Her extensive experience and insights gained as a regulator of energy companies on both the federal and state levels are a significant contribution to us, a regulated electricity transmission and distribution company, and our board of directors. During her tenures as a Pennsylvania state regulator and FERC Commissioner, Ms. Brownell oversaw several issues similar to those that have been or may be experienced by Oncor, including rate reviews, market issues and reliability proceedings. Her current work in energy consulting further strengthens her understanding and expertise of current issues in our industry, including in the areas of renewable energy, technology and regulatory matters.

Richard C. Byers (1)	52

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

Mr. Byers was appointed as a member of our board of directors by Texas Transmission pursuant to Texas Transmission’s right under the Limited Liability Company Agreement to designate two directors. We believe Mr. Byers’ experience with Borealis, his sixteen years of experience as an investment banker prior to joining Borealis, and his experience working as a chartered accountant in Canada have given him an understanding of financial and business issues relevant to a company of our size and have been beneficial to his service on the Audit Committee. Also, in connection with his service at Borealis, Mr. Byers has been appointed as a director and/or officer of several privately-held energy-related Borealis affiliates or portfolio companies, including Borealis Power Holdings Inc., Borealis Transmission Inc., BPC Energy Corporation, BPC Power Corporation and BPC Transmission Corporation, and as a result, has been exposed to issues relevant to our industry.

Name	Age	Business Experience and Qualifications
Thomas M. Dunning (3)	69

Thomas M. Dunning has served as our Director since October 2007 and in July 2010 was elected Lead Independent Director by our board of directors. Since his retirement in 2008 as Chairman of Lockton Dunning Benefits, a company specializing in the design and servicing of employee benefits, he has served as a consultant for the company. Mr. Dunning also served as Chairman and Chief Executive Officer of Lockton Dunning Benefit Company, its predecessor company, from 1998 to 2007 following the 1998 acquisition of Dunning Benefits Corporation by the Lockton Group of Companies. Mr. Dunning currently serves on the boards of directors of American Beacon Funds, BancTec, Baylor Health Care System Foundation, Oncor Holdings, and a number of non-profit organizations. He is also a former director of the Southwestern Medical Foundation.

We believe Mr. Dunning’s experience with employee benefit programs and his understanding of employee benefits as part of an overall employee compensation program is important to Oncor in his roles as a director and member of the Organization and Compensation Committee (O&C Committee). As member and former chair of the O&C Committee, overseeing the design and effectiveness of Oncor’s executive compensation programs, Mr. Dunning offers broad experience in understanding and addressing compensation-related issues and challenges. His past appointments by Texas Governors as Chairman of the Texas Water Development Board and a director on the boards of the Texas Department of Transportation, Texas Department of Human Services and Texas Department of Criminal Justice, as well as his past service as Chairman of the Dallas/Fort Worth International Airport board, add to the extensive experience and leadership skills Mr. Dunning provides to our board. His experience and familiarity with Texas government, combined with 45 years of experience in business and a strong record of civic involvement in Dallas and in Texas, are valuable to our Texas-based business.

Robert A. Estrada (1)	65

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

We believe Mr. Estrada’s skills and experience in the financial and legal sectors qualify him to serve as a director of Oncor and chair of the Audit Committee. We also believe his comprehensive understanding of financial, compliance and business matters pertinent to us and his experience in serving large clients and boards regarding these matters are significant assets to our board. Mr. Estrada also has 28 years of legal experience as a securities attorney, giving him a familiarity with securities law issues and investor disclosure requirements relevant to our company.

Name	Age	Business Experience and Qualifications
Thomas D. Ferguson (2)	58

Thomas D. Ferguson has served as our Director since January 2011. Mr. Ferguson currently serves as a Director of Archon Group, a subsidiary of Goldman, Sachs & Co., having joined the firm in 2002. Mr. Ferguson heads the asset management efforts for the merchant bank’s U.S. real estate investment activity. Mr. Ferguson serves on the board of EFH Corp., American Golf, one of the largest golf course management companies in the world, Agricultural Company of America Partners, LP, a company that owns and manages agriculture real estate, and Nor1, a company providing revenue enhancement solutions to the travel industry. Mr. Ferguson formerly held board seats at Associated British Ports, the largest port company in the UK, as well as Red de Carreteras, a toll road concessionaire in Mexico and Carrix, one of the largest private container terminal operators in the world.

Mr. Ferguson was appointed by the Sponsor Group as a member of our board of directors pursuant to the Sponsor Group’s right in the Limited Liability Company Agreement to designate two directors. His extensive experience with corporate finance and in owning and managing privately held enterprises qualifies Mr. Ferguson for serving on our board of directors.

Monte E. Ford (2)	52

Monte E. Ford has served as our Director since February 2008. From 2001 until January 2012, he served as Senior Vice President and Chief Information Officer of AMR Corporation, the Fort Worth-based parent company of American Airlines. Prior to joining AMR, Mr. Ford served in various executive positions, including with Associates First Capital in Texas, Bank of Boston and Digital Equipment Corporation. He helped found the Environmental Energy and Nutritional Learning Center in Boston and has served on various community and non-profit boards, including those of Baylor Regional Medical Center and the Children’s Medical Center Development Board. Mr. Ford also serves on the board of directors of Oncor Holdings. Mr. Ford previously served as a director of two public companies, META Group and Moneygram International, from 2006 to 2008 prior to his affiliation with Oncor.

We believe Mr. Ford’s skills and expertise with quickly changing information technology matters is an important aspect of his service on Oncor’s board of directors. In regard to our operational advancements, particularly in the areas of the advanced metering system, Smart Grid and transmission infrastructure, information technology is a critical and timely issue for us, as well as the electric industry. Having dedicated his career to technology, Mr. Ford has distinguished himself as a technical industry expert and leader. As Senior Vice President and Chief Information Officer of AMR Corporation, Mr. Ford led technological innovation for American Airlines, one of the world’s largest airlines, including reestablishing the airline as an industry leader in operations research and advancing the airline’s online business. During his tenure as Chief Information Officer at Associates First Capital, Mr. Ford had responsibility for all technical operations at the company and implemented an internet and e-commerce strategy for the company on a worldwide basis.

William T. Hill, Jr. (2)	69

William T. Hill, Jr. has served as our Director since October 2007. In 2012, Mr. Hill began practicing law with the law firm of William T. Hill, Jr., Attorney at Law. Prior to 2012, he was of counsel to the Dallas criminal defense law firm of Fitzpatrick Hagood Smith & Uhl LLP. In 2007, he served as Director of Strategic Initiatives of Mercy Street Ministries. From 1999 to 2007, Mr. Hill was Criminal District Attorney of the Dallas County District Attorney’s office. Mr. Hill serves on the boards of directors of Hilltop Holdings, Incorporated, a New York Stock Exchange listed company in the insurance industry, Baylor Hospital Foundation, Oncor Holdings and a number of charitable organizations.

We believe Mr. Hill’s 45 years of experience with legal and compliance matters, along with his management of a large group of highly skilled professionals, have given him considerable knowledge concerning many matters that come before our board of directors. In addition, as District Attorney he developed judgment and decision-making abilities that assist him today in evaluating and making decisions on issues that face our board of directors. Mr. Hill has also served on several civic and charitable boards over the past 35 years, which has given him invaluable experience in corporate governance matters.

Name	Age	Business Experience and Qualifications
Jeffrey Liaw (3)	35

Jeffrey Liaw has served as our Director since November 2007. Mr. Liaw is active in TPG Capital L.P.’s energy and industrial investing practice areas. TPG is a leading private investment firm with approximately $48 billion in assets under management. Before joining TPG in 2005, he worked for Bain Capital in its industrials practice since 2001. Mr. Liaw serves on the boards of both public and private companies, including American Tire Distributors, Graphic Packaging, EFH Corp. and Oncor Holdings.

Mr. Liaw was appointed by the Sponsor Group as a member of our board of directors pursuant to the Sponsor Group’s right in the Limited Liability Company Agreement to designate two directors. As an investment professional in the energy and industrial investing practice of TPG, Mr. Liaw provides his valuable insights and knowledge regarding energy-related and financial matters.

Robert S. Shapard	56

Robert S. Shapard has served as the Chairman of our Board of Directors and Chief Executive since April 2007. Mr. Shapard joined EFH Corp.’s predecessor in October 2005 as a strategic advisor, helping implement and execute growth and development strategies for Oncor. Between March and October 2005, he served as Chief Financial Officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was Executive Vice President and Chief Financial Officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005. Before joining Exelon, he was executive vice president and chief financial officer of Ultramar Diamond Shamrock, a North American refining and marketing company, since 2000. Previously, from 1998 to 2000, Mr. Shapard was CEO and managing director of TXU Australia Pty. Ltd., a subsidiary of the former TXU Corp., which owned and operated electric generation, wholesale trading, retail, and electric and gas regulated utility businesses. Mr. Shapard is also a director of Oncor Holdings and a manager of Bondco. He also serves as chairman of the board of directors of Gridwise® Alliance, the nation’s foremost smart grid organization.

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

Richard W. Wortham III (2) (3)	73

Richard W. Wortham III has served as our Director since October 2007. Since 1976 he has served as Trustee of The Wortham Foundation, Inc., a private philanthropic foundation with assets of approximately $260 million dedicated to the support and development of Houston’s cultural fabric. Mr. Wortham has served as President of the Wortham Foundation, Inc. since November 2011 and served as Secretary and Treasurer from November 2008 until November 2011. From November 2005 to November 2008, he was Chairman and Chief Executive Officer of that foundation. Mr. Wortham also serves as a Trustee and member of the audit committee of The Hirtle Callaghan Trust, a $10 billion family of mutual funds, and the Center for Curatorial Studies at Bard College and is a Life Trustee and Treasurer of The Museum of Fine Arts, Houston. Mr. Wortham is also a director of Oncor Holdings. Additionally, Mr. Wortham has held a leadership role in several companies, including a founding role in several national banks.

We believe Mr. Wortham’s over 30 years of extensive business and civic experience qualify him to serve on our board of directors and chair our O&C Committee. Mr. Wortham also currently serves on the executive, finance, audit and investment committees of the Museum of Fine Arts, Houston, which presently has an endowment of approximately $1 billion. Mr. Wortham’s experience has given him substantial and significant knowledge and experience regarding financial management and corporate governance matters relevant to our board of directors.

Name	Age	Business Experience and Qualifications
Steven J. Zucchet (2) (3)	46

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

Director Appointments

Pursuant to our Limited Liability Company Agreement, the Sponsor Group (through Oncor Holdings) has a right to designate two individuals to serve on our board of directors. Mr. Ferguson, a director of a subsidiary of Goldman, Sachs & Co., and Mr. Liaw, an investment professional with TPG, were designated to serve on our board of directors by the Sponsor Group. Our Limited Liability Company Agreement also grants Texas Transmission the right to designate two individuals to serve on our board of directors. Richard C. Byers and Steven J. Zucchet, each of whom is an officer of Borealis, an affiliate of Texas Transmission, were designated to serve on our board of directors by Texas Transmission. Directors appointed by the Sponsor Group and Texas Transmission are referred to as member directors.

Our Limited Liability Company Agreement also provides that six of our directors will be independent directors under the standards set forth in Section 303A of the New York Stock Exchange Manual and other standards in our Limited Liability Company Agreement, and that two of those independent directors will be special independent directors under the standards set forth in our Limited Liability Company Agreement. See “Certain Relationships and Related Transactions, and Director Independence — Director Independence” for a discussion of the independent director and special independent director qualifications. Our board of directors has determined that Ms. Brownell and Messrs. Estrada, Dunning, Ford, Hill and Wortham are independent directors and that each of Ms. Brownell and Mr. Hill qualifies as a special independent director. Independent directors are appointed by the nominating committee of Oncor’s Holdings’ board of directors. The nominating committee of Oncor Holdings is required to consist of a majority of independent directors.

The board of directors of the sole member of Oncor Holdings has the right, pursuant to the terms of our Limited Liability Company Agreement, to designate one director that is an officer of Oncor. Mr. Shapard, our Chairman and Chief Executive, serves as this director.

Audit Committee

The Audit Committee is a separately-designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our Audit Committee is composed of Ms. Brownell, Mr. Byers and Mr. Estrada. Mr. Estrada and Mr. Byers are each an “audit committee financial expert” as defined in Item 407(d)(5) of SEC Regulation S-K. Mr. Estrada is an independent director under the standards set forth in our Limited Liability Company Agreement. Mr. Byers is a member director, appointed by Texas Transmission.

Executive Officers

The names of our executive officers and information about them, as furnished by the executive officers themselves, are set forth below:

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
Robert S. Shapard	56	Chairman of the Board and Chief Executive	Robert S. Shapard has served as the Chairman of our Board of Directors and Chief Executive since April 2007. Mr. Shapard joined EFH Corp.’s predecessor in October 2005 as a strategic advisor, helping implement and execute growth and development strategies for Oncor. Between March and October 2005, he served as Chief Financial Officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was Executive Vice President and Chief Financial Officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005. Before joining Exelon, he was executive vice president and chief financial officer of Ultramar Diamond Shamrock, a North American refining and marketing company, since 2000. Previously, from 1998 to 2000, Mr. Shapard was CEO and managing director of TXU Australia Pty. Ltd., a subsidiary of the former TXU Corp., which owned and operated electric generation, wholesale trading, retail, and electric and gas regulated utility businesses. Mr. Shapard is also a director of Oncor Holdings and a manager of Bondco. He also serves as chairman of the board of directors of Gridwise® Alliance, the nation’s foremost smart grid organization.

Walter Mark Carpenter	59	Senior Vice President, Transmission Grid Management and System Operations	Walter Mark Carpenter has served as our Senior Vice President, Transmission Grid Management and System Operations since October 2011, and in such role is responsible for overseeing transmission grid management operations and Oncor’s interface with ERCOT. He also oversees the system’s distribution operation centers, as well as Oncor’s outage management system, the deployment of the advanced meter system and its integration into operations. From February 2010 until October 2011 he served as our Vice President and Chief Technology Officer, and from 2008 until February 2010 he served as our Vice President and Chief Information Officer. Mr. Carpenter has served EFH Corp’s predecessor and Oncor for 36 years and has held various field management and engineering management positions in transmission and distribution. Mr. Carpenter is a registered Professional Engineer in the State of Texas and is a member of the Institute of Electrical and Electronic Engineers (IEEE) Power System Relaying Committee and the Texas Society of Professional Engineers.

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
Don J. Clevenger	41	Senior Vice President, External Affairs	Don J. Clevenger has served as our Senior Vice President, External Affairs, since February 2010. From June 2008 until February 2010, he served as our Vice President, External Affairs. He was our Vice President, Legal and Corporate Secretary from December 2007 to June 2008. Between November 2005 and December 2007, Mr. Clevenger held a leadership position in our company with various legal and regulatory responsibilities. Prior to his transfer to Oncor in November 2005, he was Senior Counsel of the Business Services unit of EFH Corp. since April 2004. Mr. Clevenger was a partner in the law firm of Hunton & Williams LLP before he joined EFH Corp.’s predecessor. Mr. Clevenger is also a manager of Bondco and serves as a member of the board of directors of the Association of Electric Companies of Texas, Inc.

David M. Davis	54	Senior Vice President and Chief Financial Officer	David M. Davis has served as our Senior Vice President and Chief Financial Officer since February 2010. From July 2006 until February 2010, he served as Vice President and Chief Financial Officer. Prior to July 2006, he held a leadership position in the finance and financial planning function since joining Oncor in 2004. From 1991 to 2004, Mr. Davis served in various positions at EFH Corp.’s predecessor including roles in accounting, information technology and financial planning. Mr. Davis is a certified public accountant. Mr. Davis is also a manager of Bondco.

Debra L. Elmer	55	Senior Vice President, Human Resources	Debra L. Elmer has served as our Senior Vice President, Human Resources since February 2010. She served as our Vice President, Human Resources from September 2006 until February 2010. From her transfer to Oncor from EFH Corp. in 2004 to September 2006, she served as the director responsible for our performance management. Ms. Elmer joined EFH Corp.’s predecessor in 1982 and has held a number of positions within EFH Corp., principally in the leadership of human resources activities.

James A. Greer	51	Senior Vice President and Chief Operating Officer	James A. Greer has served as our Senior Vice President and Chief Operating Officer since October 2011. From October 2007 until October 2011 he served as our Senior Vice President, Asset Management and Engineering and in such role was responsible for the development of strategies, policies and plans for optimizing the value and performance of electric delivery systems and related assets. From 2004 to 2007, Mr. Greer served a similar role as our Vice President. Since joining EFH Corp.’s predecessor in 1984, Mr. Greer has held a number of leadership positions within Oncor and EFH Corp. in such areas as engineering, operations and governmental relations. Mr. Greer also serves as a member of the Board of Directors of the Texas Board of Professional Engineers.

Brenda L. Jackson	61	Senior Vice President and Chief Customer Officer	Brenda L. Jackson has served as our Senior Vice President and Chief Customer Officer since May 2010, overseeing activities including customer operations and service, community relations and economic development initiatives. From October 2004 until May 2010, Ms. Jackson served as Senior Vice President, Business Operations. From April 2003 until October 2004 she held the position of Senior Vice President, Customer and Community Relations. Ms. Jackson has served EFH Corp.’s predecessor and Oncor for 39 years and has held leadership positions related to customer operations, customer service and community relations functions, human resources, procurement and information technology.

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
Charles W. Jenkins III	60	Senior Vice President	Charles W. Jenkins III has served as a Senior Vice President since October 2007. He served as our Senior Vice President and Chief Operating Officer from November 2009 until October 2011 and as our Senior Vice President, Transmission and System Operations from October 2007 to November 2009, having responsibilities for system operations, transmission engineering, construction, field and grid operations and overseeing third-party interconnections to the transmission system. Prior to this position, Mr. Jenkins served as our Vice President since April 2003. Mr. Jenkins has served in various roles at Oncor and TXU Corp. since 1971. During 2008 and 2009 he served on the board of directors of the Electric Reliability Council of Texas. Mr. Jenkins has notified the Company of his intention to retire effective April 1, 2012.

E. Allen Nye, Jr.	44	Senior Vice President, General Counsel & Secretary	E. Allen Nye, Jr. has served as our Senior Vice President, General Counsel and Secretary since January 2011. From June 2008 until joining Oncor, Mr. Nye practiced law as a partner in the Dallas office of Vinson & Elkins LLP, where he focused on representation of regulated energy companies before state and federal government agencies, including the PUCT, the State Office of Administrative Hearings and the FERC. Prior to Vinson & Elkins, Mr. Nye was a partner in the law firm of Hunton & Williams from January 2002 until May 2008.

Brenda J. Pulis	53	Senior Vice President, Asset Management and Engineering	Brenda J. Pulis has served as our Senior Vice President, Asset Management and Engineering since October 2011, and in such role is responsible for the development of strategies, policies and plans for optimizing the value and performance of electric delivery systems and related assets. From November 2010 until October 2011, she served as Senior Vice President, Transmission and Distribution System Operations & Measurement Services and was responsible for operating transmission and distribution grids and metering system. Prior to this position, she was Senior Vice President of Distribution from August 2004 to October 2010, and between 2001 and July 2004 she was Vice President in our distribution organization. Ms. Pulis originally joined us in 1978 and has served in a number of areas during her tenure, including distribution engineering design, rates and regulatory, power delivery and operations. She serves on the North American Transmission board of directors and is a registered Professional Engineer in the State of Texas.

There is no family relationship between any of our executive officers, between any of our directors, or between any executive officer and any director.

Code of Conduct

We maintain certain corporate governance documents on our website at www.oncor.com. Our Code of Conduct can be accessed by selecting “Corporate Governance” under the “About Oncor” tab on the website. Our Code of Conduct applies to all of our employees and officers, including our Chief Executive, Chief Operating Officer, Chief Financial Officer and Controller, and it also applies to our directors, except for provisions pertinent only to employees. Any amendments to our Code of Conduct will be posted on our website promptly. Printed copies of the corporate governance documents that are posted on our website are available to any person without charge upon written request to the Corporate Secretary of Oncor Electric Delivery Company LLC at 1616 Woodall Rodgers Freeway, Suite 7E-002, Dallas, Texas 75202-1234.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Our board of directors has designated an Organization and Compensation Committee of the board of directors (O&C Committee) to establish and assess our executive compensation policies, which include participation in Oncor-sponsored programs as well as certain employee benefit programs sponsored by EFH Corp. The O&C Committee met six times in 2011.

The responsibilities of the O&C Committee include:

•

Determining and overseeing executive compensation programs, including making recommendations to our board of directors, when and if its approval is required, with respect to the adoption, amendment or termination of incentive compensation, equity-based and other executive compensation and benefit plans, policies and practices;

•

Establishing, reviewing and approving corporate goals and objectives relevant to executive compensation and evaluating the performance of our Chief Executive (CEO) and other executive officers in light of those goals and objectives and ultimately approving executive compensation based on those evaluations, and

•	Advising our board of directors with respect to compensation of its independent directors.

The O&C Committee conducts a review of total direct compensation for our executive officers, including the executive officers named in the Summary Compensation Table below (collectively with the CEO, the Named Executive Officers, and each, a Named Executive Officer) from time to time as it deems appropriate. In determining the total direct compensation of our executive officers, the O&C Committee considers the performance of the executives, a competitive market analysis of executive compensation provided by a compensation consultant engaged by the O&C Committee and a peer group analysis. The O&C Committee obtains the input of the CEO on the performance of executive officers reporting to the CEO. The CEO assesses the performance of each executive reporting to him against the executive’s business unit performance and presents a performance evaluation and compensation recommendation for each of these individuals to the O&C Committee. The CEO also reviews and considers the competitive market analysis in making his recommendation. The O&C Committee also evaluates the CEO’s performance. The O&C Committee then determines total compensation, including base salary, annual incentive awards and long-term incentive awards, for each of our executive officers as it deems appropriate.

In the first quarter of each fiscal year, the O&C Committee also approves corporate goals and objectives under the annual incentive programs for our executive officers for the current fiscal year, as well as the annual incentives’ payouts relating to the previous fiscal year’s performance. Following the completion of each fiscal year, in connection with the annual determination of the incentive awards to be paid to our executive officers reporting to the CEO, the CEO conducts an annual performance review of each such executive officer and evaluates each executive’s performance relative to the corporate goals and objectives for the completed fiscal year set by the O&C Committee. The CEO then makes recommendations to the O&C Committee with respect to other executive officers’ annual incentive compensation. The O&C Committee considers the CEO’s recommendations when determining annual incentive award payouts to those executive officers for the previous fiscal year, as well as goals and objectives under the annual incentive programs for the current fiscal year. The O&C Committee also annually evaluates the CEO’s performance in light of the goals and objectives for the applicable year and, after considering this evaluation, determines the CEO’s annual incentive award payout, as well as goals and objectives under the annual incentive programs for the current fiscal year.

The O&C Committee conducted a review of our executive officers’ total direct compensation in 2011. As a result of its review, the O&C Committee increased base salaries and target annual cash incentive payout for certain executive officers in November 2011. The 2011 review of total direct compensation did not result in changes to other elements of compensation.

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

Elements of Compensation

In an effort to achieve our compensation objectives, we have established a compensation program for our executives that principally consists of:

•	Base salary;

•	Short-term incentives through the opportunity to earn an annual performance bonus pursuant to the Oncor Third Amended and Restated Executive Annual Incentive Plan (Executive Annual Incentive Plan);

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

•

Deferred compensation and retirement plans through (a) the opportunity to participate in a thrift savings plan (EFH Thrift Plan) sponsored by EFH Corp. and a salary deferral program (Salary Deferral Program) and receive certain company matching contributions, (b) the opportunity to participate in a retirement plan (EFH Retirement Plan) sponsored by EFH Corp. and a supplemental retirement plan (Supplemental Retirement Plan), and (c) an employer-paid subsidy for health coverage upon the executive’s retirement from Oncor for executives hired prior to January 1, 2002;

•

Perquisites and other benefits, including, for executives elected prior to January 1, 2004, the opportunity to participate in a split-dollar life insurance plan (EFH Split-Dollar Life Insurance Plan) sponsored by EFH Corp.; and

•	Contingent payments through a change of control policy and a severance plan.

For more information about each of the incentive and other benefit plans available to our executive officers see the compensation tables and the accompanying narratives immediately following “– Compensation Discussion and Analysis.”

Compensation Consultant

In the third quarter of 2011, the O&C Committee engaged Towers Watson, a compensation consultant, to advise and report directly to the O&C Committee on executive compensation issues including a competitive market analyses of executive compensation and independent directors’ compensation. Towers Watson also provides consulting and other services to Oncor’s human resources department.

Market Data

While we try to ensure that the greater part of an executive officer’s compensation is directly linked to our financial and operational performance, we also seek to set our executive compensation program in the manner that is competitive with that of our peer group in order to reduce the risk of losing key personnel and to attract high-performing executives from outside our company. In 2011, the O&C Committee assessed compensation of our executives against a number of companies in the transmission/distribution industry and fully integrated utilities. For purposes of the 2011 assessment, Towers Watson completed a competitive market analysis of executive compensation for the O&C Committee in October 2011. This analysis involved utility industry national market survey data targeted at both the 50th and 75th percentiles based on compensation information for utilities in the United States with respect to base salary and annual target cash incentives, on the one hand, and long-term incentives, on the other hand, which together constituted total direct compensation. The survey data was aged from the reporting date to January 1, 2012, using an annual rate of 2.7%, which was the average 2011 merit increase for executives based on the market survey data. Market values were also size-adjusted to $2.9 billion in annual revenues.

In addition to the market data for utilities in the national marketplace, Towers Watson also provided publicly available data for a subset of these utilities, a peer group of transmission/distribution utility companies as well as fully integrated utility companies. Towers Watson provided information on total direct compensation, base salary, annual incentives and long-term incentives with respect to the five highest paid executives at each of those companies, along with comparisons of each such executive to the comparable Oncor executive. Such information was reviewed with respect to two different peer groups, a primary peer group, and a larger peer group. We include both transmission/distribution utility companies as well as fully integrated utility companies in our peer group because we compete with both for qualified executive personnel. The primary peer group consisted of the following nine companies:

Northeast Utilities	NSTAR	Cleco Corp.
OGE Energy Corp.	DPL Inc.	El Paso Electric Co.
TECO Energy Inc.	Portland General Electric Co.	IdaCorp Inc.

In addition to the nine entities listed above, the larger peer group also included the following entities:

American Electric Power Co.	CenterPoint Energy Inc.	ITC Holdings Corp.
Consolidated Edison Inc.	Pepco Holdings Inc.

The O&C Committee reviewed both the peer group data and the competitive market survey data, along with individual performance and responsibilities, when determining executive total direct compensation, as well as base salary, annual incentives and long-term incentives. The O&C Committee targeted total direct compensation around the 50th percentile of the competitive market survey group. The competitive market analysis indicated that aggregate target total direct compensation of our executives was approximately in the 50th percentile of the competitive market survey group.

As a result of its review of the analysis, in November 2011 the O&C Committee increased base salaries for two Named Executive Officers, Messrs. Don J. Clevenger and David M. Davis and also increased the target annual cash incentive payout opportunity for Mr. Clevenger.

The April 2010 competitive market analysis provided by Towers Watson to the O&C Committee was used by the O&C Committee and our CEO when determining the total direct compensation package for E. Allen Nye, Jr., who joined Oncor as Senior Vice President, General Counsel and Secretary on January 1, 2011. The 2010 market analysis relied on the same peer group as the 2011 market analysis. In determining Mr. Nye’s total direct compensation and the individual elements comprising total direct compensation, the O&C Committee and our CEO targeted his total direct compensation at approximately the 50th-75th percentile of the competitive market survey group. They also considered his total direct compensation against his total direct compensation in a private legal practice in the Dallas area and the various savings to the company of having an in-house general counsel, particularly considering Mr. Nye’s extensive legal experience representing regulated utilities.

Compensation Elements

A significant portion of each executive officer’s compensation is variable, at-risk and directly linked to achieving company performance objectives set by the O&C Committee and the alignment with equity owner interests in order to achieve long-term success of our company. Other factors impacting compensation include individual performance, retention risk, and market compensation data. None of these other factors are weighted but are considered together. The company has no policies or formula for allocating compensation among the various elements. The following is a description of the principal compensation components provided to our executives.

Base Salary

We believe that base salary should be commensurate with the scope and complexity of each executive’s position, the level of responsibility required, and demonstrated performance. We also believe that a competitive level of base salary is required to attract and retain qualified talent.

As part of its review of total direct compensation for our executives officers, the O&C Committee reviews and determines executive officers’ base salaries periodically as it deems appropriate. The periodic review includes the O&C Committee’s review of the most recent analysis of our executive compensation against competitive market data and comparison to our peer group. Our CEO also reviews this analysis, along with the performance and level of responsibility of each executive officer, reporting to him, and makes recommendations to the O&C Committee regarding any salary changes for such executive officers. The O&C Committee may also approve salary increases as a result of an executive’s promotion or a significant change in an executive’s responsibilities. In November 2011, following the 2011 review of the executive officers’ total direct compensation, the base salaries of certain executive officers, including Named Executive Officers Messrs. Clevenger and Mr. Davis, were increased as a result of each executive’s performance and to maintain market competitive compensation based on the competitive market analysis provided to the O&C Committee by its independent compensation consultants, as described above under “– Overview – Market Data.”

Annual Base Salary for Named Executive Officers

The annual base salaries of Named Executive Officers at December 31, 2011 were as follows:

Name	Title	At December 31, 2011
Robert S. Shapard	Chairman of the Board and Chief Executive	$700,000
David M. Davis (1)	Senior Vice President and Chief Financial Officer	$375,000
Don J. Clevenger (2)	Senior Vice President, External Affairs	$365,000
Charles W. Jenkins III	Senior Vice President	$425,000
E. Allen Nye, Jr.	Senior Vice President, General Counsel and Secretary	$425,000

(1)	In connection with the O&C Committee’s 2011 review of total direct compensation, Mr. Davis’ annual base salary was increased by the O&C Committee from $350,000 to $375,000 in November 2011.
(2)	In connection with the O&C Committee’s 2011 review of total direct compensation, Mr. Clevenger’s annual base salary was increased by the O&C Committee from $340,000 to $365,000 in November 2011.

Executive Annual Incentive Plan

The Executive Annual Incentive Plan is a cash bonus plan intended to provide a performance-based annual reward for the successful corporate attainment of certain annual performance goals and business objectives that are established by the O&C Committee. These targets are established on a company-wide basis and the O&C Committee generally seeks to set these targets at challenging levels. The O&C Committee determines annual target award percentages for executives based on an analysis of the most recent competitive market analysis conducted by our independent compensation consultant and, with respect to executives other than our CEO, recommendations from our CEO. In making his recommendations to the O&C

Committee regarding target award percentages, our CEO assesses the performance of each executive reporting to him against the executive’s business unit performance and reviews the competitive market analysis. Executive Annual Incentive Plan awards are based on a target payout, which is a percentage of the applicable executive’s annual base salary rate during the performance period. The target payout for each executive is set near the median of executives with similar responsibilities among our competitive market survey group. Elected officers of the Company having a title of vice president or above and other specified key employees are eligible to participate in the Executive Annual Incentive Plan provided they are employed by us for a period of at least three full months during a plan year. The O&C Committee and our CEO are responsible for administering the Executive Annual Incentive Plan.

The aggregate amount of funding for awards payable in any given plan year is determined based on (1) the target award levels of all participants in the Executive Annual Incentive Plan (Aggregate Incentive Pool), (2) Oncor’s earnings before interest, taxes, depreciation and amortization, excluding securitization revenue and amortization of purchase accounting adjustments, and including such other adjustments as approved by the O&C Committee (EBITDA) and (3) any additional operational, financial or other metrics that the O&C Committee elects to apply in determining the aggregate amount of awards (Additional Metrics). Target award levels are set as a percentage of a participant’s base salary and are based on target performance of Oncor and individual participant performance. Additional Metrics are determined by the O&C Committee in its discretion and may include, among other things, safety, reliability, operational efficiency and infrastructure readiness measures. The O&C Committee also determines the minimum EBITDA and any Additional Metrics necessary to fund awards for each plan year. Based on the level of attainment of these EBITDA and Additional Metrics targets, the O&C Committee determines an aggregate performance final funding percentage. This final funding percentage is applied to the Aggregate Incentive Pool to provide the initial amount of funds available for awards to participants under the Executive Annual Incentive Plan, which may then be adjusted by individual performance modifiers.

To calculate an executive officer’s award amount, the final funding percentage is first multiplied by the executive officer’s target award, which is computed as a percentage of their actual base salary rate. Based on the executive officer’s performance, an individual performance modifier is then applied to the calculated award to determine the final incentive payment. As described below, an individual performance modifier is determined on a subjective basis.

The O&C Committee sets performance goals, target awards and individual performance modifiers in its discretion. Refer to the narrative that follows the Grants of Plan Based Awards table below for a further description of the Executive Annual Incentive Plan.

Funding Percentage

As described above, the funding percentage is based on EBITDA and any Additional Metrics the O&C Committee elects to apply in any given plan year, which we refer to as the operational funding percentage. For 2011, the O&C Committee exercised the discretion granted it in the plan and established Additional Metrics based on operational targets relating to (1) a safety metric based on the number of employee injuries using a Days Away, Restricted or Transfer (DART) system, (2) a reliability metric as measured by the System Average Interruption Duration Index (SAIDI), (3) an operational efficiency metric based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis and (4) an infrastructure readiness metric based on the capital expenditure per three year average MW peak. The purpose of these operational targets, which are based on safety, reliability, operational efficiency and infrastructure readiness metrics, is to promote enhancement of our services to customers.

Funding of the Aggregate Incentive Pool is based first on the achievement of stated EBITDA thresholds and targets set by the O&C Committee for that year and then, assuming the EBIDTA threshold is met, the achievement of the operational targets. The final Aggregate Incentive Pool funding percentage is determined based on both EBITDA and operational achievement, as described below.

Step 1: EBITDA Achievement

Incentives are only payable under the Executive Annual Incentive Plan in the event the threshold EBITDA is achieved. If the threshold EBITDA is achieved, then the EBITDA funding percentage is 50%. If the target EBITDA is achieved, the EBITDA funding percentage is 100%. If actual EBITDA is an amount between the threshold and target, the EBITDA funding percentage equals the percentage of the target achieved. For example, achievement of 50% of the interval between threshold and target results in an EBITDA funding percentage of 75%. If actual EBITDA exceeds the target EBITDA, then funding equals the operational funding percentage, up to 150%.

For 2011, the EBITDA funding triggers (threshold and target), actual results and funding percentage under the Executive Annual Incentive Plan were as follows:

	Threshold ($ in millions) (1)	Target ($ in millions) (2)	Actual Results ($ in millions)	EBITDA Funding Percentage (3)
EBITDA	1,299	1,442	1,521	108.6%

(1)	Achievement of the threshold EBITDA level results in a 50% funding percentage.
(2)	Achievement of the target EBITDA level results in a 100% funding percentage.
(3)	Provided that the threshold has been met, the EBITDA funding percentage equals the percentage of target EBITDA achieved, and, if 100% of the target EBITDA is achieved, the EBITDA funding percentage will equal the total operational funding percentage, up to 150%. For 2011, since actual results exceeded the target, the EBITDA funding percentage is 108.6%.

Step 2: Operational Achievement

If the threshold EBITDA is achieved, then once the EBITDA funding percentage is determined, the operational metrics set by the O&C Committee are then applied to determine an operational funding percentage. As described below, the operational funding percentage can increase or decrease the funding percentage of the Aggregate Incentive Pool. If actual EBITDA is less than or equals the target EBITDA, then funding of the Aggregate Incentive Pool is the lesser of the EBITDA funding percentage or the operational funding percentage. If actual EBITDA exceeds the target EBITDA, then funding equals the operational funding percentage, up to 150%. For 2011, since actual EBITDA exceeded the target EBITDA, the Aggregate Incentive Pool was based on the operational funding percentage of 108.6%.

The O&C determines the operational metrics to be applied to the operational funding percentage, and the weighting of each of those metrics within the final operational funding percentage. As with the EBITDA funding percentage, each operational metric must meet a threshold level in order to provide any funding for that metric. Meeting the threshold amount results in 50% of the available funding for that specific metric. The O&C Committee also sets target and superior levels for each operational metric, and achievement of those levels results in funding for a specific metric of 100% and 150%, respectively. Once threshold has been achieved, actual results in between each level result in a funding percentage equal to the percentage of the interval target achieved (up to 150%, for achievement of the superior performance level).

For 2011, the operational funding triggers, actual results and funding percentages under the Executive Annual Incentive Plan were as follows:

Goal	Weighting	Threshold (1)	Target (2)	Superior (3)	Actual Results	Operational Funding Percentage
Safety
DART	30%	1.12	0.99	0.91	0.85	45.0%

Reliability
Non-storm SAIDI (in minutes)	30%	115.0	99.0	90.0	106.20	23.3%

Operational Efficiency – O&M
O&M ($ per customer)	30%	170.77	159.60	148.43	159.36	30.3%

Operational Efficiency – Infrastructure Readiness
Capital expenditures ($ per three year average MW peak)	10%	59.39-59.99 and 63.06-64.28	60.00-60.60 and 62.14-63.05	60.61-62.13	62.90	10.0%

		Total Operational Funding Percentage				108.6%

(1)	Achievement of the threshold operational metric level results in funding of 50% of the available funding percentage for that specific operational metric. Failure to achieve the threshold results in no funding for that specific operational metric.
(2)	Achievement of the target operational metric level results in funding of 100% of the available funding percentage for that specific operational metric.
(3)	Achievement above the superior operational metric level results in funding of up to 150% of the available funding percentage for that specific operational metric.

In 2011, satisfaction of safety metrics comprised 30% of the operational funding percentage. The safety metric measures the number of employee injuries using a DART system, which measures the amount of time our employees are away from their regular employment posts due to injury. DART is measured in the number of injuries per 200,000 hours and does not include employees that are part of the individual performance incentive program offered to our meter readers. The safety metric is important to our operations because it promotes the health and welfare of our employees. In addition, lowering the number of accidents reduces our operating costs, which in turn contributes to lower rates for our customers.

In 2011, satisfaction of reliability metrics comprised 30% of the operational funding percentage. Reliability is measured by SAIDI, which measures the average number of minutes electric service is interrupted per customer in a year. This metric promotes our commitment to minimizing service interruptions to our customers as the lower the SAIDI level for the year, the greater the funding percentage under the Executive Annual Incentive Plan. Since weather can greatly impact reliability and is outside of our control, the reliability metric measures SAIDI on a non-storm basis.

In 2011, satisfaction of operational efficiency metrics related to O&M comprised 30% of the operational funding percentage. Operational efficiency is measured based on O&M per customer, excluding third party network transmission fees and property taxes. The purpose of the O&M metric is to promote lower expenditures relative to customers served, which in turn contributes to lower rates for our customers.

In 2011, satisfaction of operational efficiency metrics related to infrastructure readiness comprised the final 10% of the operational funding percentage. Infrastructure readiness is measured based on Oncor’s capital expenditures (including capital expenditures and net removal costs, but excluding allowance for funds used during construction) for the preceding three years’ average MW peak loads. The purpose of the infrastructure readiness metric is to promote capital expenditures in line with the previously set capital plan. While this metric discourages exceeding the budget, it also discourages spending that is too far below the capital plan, as we believe expenditures to improve our facilities and other capital expenditures are important to maintaining the quality of and enhancing our services to our customers.

As discussed above, an aggregate operational funding percentage amount for all participants was determined based on the level of attainment of the above operational targets.

Step 3: Applying Operational Funding Percentage to EBITDA Funding Percentage

The operational funding percentage can increase or decrease the funding percentage of the Aggregate Incentive Pool. If actual EBITDA is less than or equals the target EBITDA, then funding of the Aggregate Incentive Pool is the lesser of the EBITDA funding percentage or the operational funding percentage. If actual EBITDA exceeds the target EBITDA, then funding equals the operational funding percentage, up to 150%. For 2011, since actual EBITDA exceeded the target EBITDA, the Aggregate Incentive Pool was based on the operational funding percentage of 108.6%

Individual Performance Modifier and Determination

To calculate an executive officer’s award amount, the final funding percentage is first multiplied by the executive officer’s target award, which is computed as a percentage of actual annual base salary rate. Based on the executive officer’s performance, an individual performance modifier is then applied to the calculated award to determine the final incentive payment. An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO). Factors used in determining individual performance modifiers may include operational measures (including the safety, reliability, operational efficiency and infrastructure readiness metrics discussed above), company objectives, individual management and other goals, specific job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior. Each executive officer’s individual performance modifier is set by the O&C Committee within a range determined in its discretion. For 2011, the O&C Committee set this range at plus fifty percent (+50%) to minus fifty percent (-50%).

2011 Actual Award Amounts Under the Executive Incentive Plan

The following table provides a summary of the 2011 targets and actual awards for each Named Executive Officer. All awards under the Executive Annual Incentive Plan are made in the form of lump sum cash payments to participants by March 15 of the year following the plan year to which the award relates.

2011Annual Incentives (Payable in 2012) for Named Executive Officers

Name	Target Payout Opportunity (% of Salary)	Target Award ($ Value)	Actual Award ($)	Actual Award (% of Target)
Robert S. Shapard	75%	525,000	627,165	110%
David M. Davis	50%	176,042	210,299	110%
Don J. Clevenger	50%	139,875	182,285	120%
Charles W. Jenkins III	60%	255,000	276,930	100%
E. Allen Nye, Jr.	50%	212,500	253,853	110%

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

Equity Interests Plan and Management Investment Opportunity

The Equity Interests Plan allows our board of directors to offer non-employee directors, management and other personnel and key service providers of Oncor the right to invest in Class B membership units of Investment LLC (each, a Class B Interest), an entity whose only assets consist of equity interests in Oncor. As a result, each holder of Class B Interests holds an indirect ownership interest in Oncor. Any dividends received by Investment LLC from Oncor in respect of its membership interests in Oncor are subsequently distributed by Investment LLC to the holders of Class B Interests in proportion to the number of Class B Interests held by such holders.

In November 2008, pursuant to the terms of the Equity Interests Plan, our board of directors offered certain officers and key employees the opportunity to invest in Investment LLC and purchase Class B Interests in Investment LLC for $10.00 each (which our board of directors determined to be the fair market value of Class B Interests). In addition to the opportunity to purchase Class B Interests in Investment LLC such officers and key employees also received an amount of SARs based on the aggregate amount invested (collectively, the 2008 Management Investment Opportunity). SARs received in connection with the Management Investment Opportunity are subject to the terms of the SARs Plan described below. Participants in the Management Investment Opportunity were also given the option to fund any or all of their investment in Investment LLC using funds in their Salary Deferral Program accounts. Any Class B Interests purchased by an executive officer using funds in his or her Salary Deferral Program account are held of record by the Salary Deferral Program for the benefit of such officer.

In August 2011, our O&C Committee offered Mr. Nye, who joined the Company in January 2011, the opportunity to invest in Investment LLC by purchasing Class B Interests in Investment LLC for $12.25 each (the fair market value of the Class B Interests, as determined by our board of directors) and granted him an amount of SARs based on the aggregate amount invested (the 2011 Management Investment Opportunity). We refer to the 2008 Management Investment Opportunity and the 2011 Management Investment Opportunity collectively as the Management Investment Opportunity.

Pursuant to its limited liability company agreement, Investment LLC must at all times ensure that for each outstanding Class B Interest it issues, Investment LLC holds a corresponding number of units of Oncor’s equity interests. As a result, any future issuances under the Equity Interests Plan will require Investment LLC to purchase from Oncor Holdings additional equity interests of Oncor. Investment LLC has entered into a revolving stock purchase agreement with Oncor Holdings pursuant to which Investment LLC may purchase units of Oncor’s equity interests held by Oncor Holdings in the event Investment LLC proposes to issue additional Class B Interests pursuant to the Equity Interests Plan. However, the aggregate number of equity interests sold by Oncor Holdings pursuant to the revolving stock purchase agreement, however, cannot result in Oncor Holdings owning less than 80% of Oncor’s outstanding equity interests, or 508,000,000 units. At February 15, 2012, Investment LLC may purchase from Oncor Holdings up to an additional 191,492 units of Oncor and issue up to a corresponding number of Class B Interests.

For a more detailed description of the Equity Interests Plan and the Management Investment Opportunity, refer to the narrative that follows the Grants of Plan-Based Awards – 2011 table.

Stock Appreciation Rights

The O&C Committee adopted and implemented the SARs Plan in 2008. The O&C Committee determines the participants and can include certain employees of Oncor or other persons having a relationship with Oncor, its subsidiaries or affiliates. The O&C Committee administers the SARs Plan and makes awards under the SARs Plan at its discretion.

Under the SARs Plan, the O&C Committee may grant time-vesting awards (time-based SARs) and/or performance-vesting awards (performance-based SARs). In 2008, the O&C Committee granted both time-based and performance-based SARs to certain executive officers and other key employees in connection with their equity investments in Investment LLC. Each participant’s 2008 SARs award consisted of (1) 50% of time-based SARs and (2) 50% of performance-based SARs. Time-based SARs vest with respect to 20% of the SARs subject to such awards on each of the first five anniversaries of October 10, 2007. Performance-based SARs will vest as to 20% of the SARs subject to such awards at the end of each of Oncor’s five fiscal years (which end each December 31) from 2008 to 2012, provided that Oncor meets specified financial targets. In the event we fail to meet a specified financial target in a given fiscal year, under certain circumstances the applicable award may vest in a subsequent year if cumulative targets including such year are met.

In August 2011, the O&C Committee granted SARs to Mr. Nye in connection with his 2011 Management Investment Opportunity. His award consisted of (1) 50% of time-based SARs and (2) 50% of performance-based SARs. One-half of his time-based SARs vested on October 10, 2011, with the remaining one-half vesting on October 10, 2012. Vesting of Mr. Nye’s performance-based SARs is subject to Oncor’s achievement of the same financial targets that apply to other SARs issued under the SARs Plan. Mr. Nye’s performance-based SARs will vest as to 50% of the SARs subject to such awards at the end of each of Oncor’s two fiscal years (which end each December 31) from 2011 and 2012, provided that Oncor meets those specified financial targets.

Vesting of performance-based SARs eligible to vest for 2011 was subject to Oncor’s achievement of an adjusted annual EBITDA target of $1,463,476,240. The O&C Committee set this target based on historical performance and expected future performance. Actual 2011 adjusted EBITDA for purposes of the SARs Plan was $1,521,355,426. As a result, the performance-based SARs eligible to vest based on 2011 adjusted EBITDA did vest. The SARs Plan provides that performance-based SARs that do not vest in a given year are still eligible to vest over the next two years if cumulative EBITDA targets for such periods are met. For 2009, performance-based SARs did not vest because Oncor did not achieve its EBITDA target. Pursuant to the terms of the SARs plan those SARs could have vested in 2010 provided Oncor achieved a two-year cumulative EBITDA target (which was not achieved) or in 2011 provided Oncor achieves a three-year cumulative EBITDA target. Vesting of these performance-based SARs was subject to Oncor’s achievement of a cumulative EBIDTA for 2009, 2010 and 2011 of $4,089,749,352. Cumulative 2009, 2010 and 2011 EBITDA was $4,130,229,452, or approximately 100.99% of the target, and as a result the performance-based SARs that did not vest in 2009 did vest in 2011.

Mr. Nye’s SARs have a base price of $12.25, which was the fair market value of Oncor as of the date of his 2011 Management Investment Opportunity. All other SARs currently outstanding have a base price of $10.00 per unit, which base price represents the amount per unit paid by Texas Transmission in connection with its November 2008 investment in Oncor.

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

In addition, under the SARs Plan, dividends that are paid in respect of Oncor membership interests while the SARs are outstanding are credited to the SARs holder’s account as if the SARs were units of Oncor, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control. As of December 31, 2011, approximately $14.2 million of hypothetical dividends on the outstanding SARs has been credited to holders’ accounts under the SARs Plan, approximately $8.9 million of which is attributable to our named executive officers.

We believe that our SARs Plan is competitive relative to similar programs of other companies controlled by private equity firms and that the SARs Plan will assist us in retention and aligning our management’s interests with those of our equity holders.

For a more detailed discussion of SARs, refer to the narrative that follows the Outstanding Equity Awards at Fiscal Year-End – 2011 table.

Deferred Compensation and Retirement Plans

Our executive compensation package includes the ability to participate in the Salary Deferral Program, the EFH Thrift Plan, the EFH Retirement Plan and the Supplemental Retirement Plan and for executives hired before January 1, 2002, subsidized retiree health care coverage. We believe that these programs, which are common among companies in the utility industry, are important to attract and retain qualified executives. Although some of these plans are sponsored by EFH Corp., Oncor is directly responsible for the costs of any matching awards, premiums and other payments relating to Oncor employees pursuant to these programs.

Salary Deferral Program

Oncor executive officers are eligible to participate in a Salary Deferral Program that allows employees to defer a portion of their salary and annual incentive award and to receive a matching award based on their salary deferrals. Executives can currently defer up to 50% of their base salary and up to 85% of any annual incentive award. At the executive officer’s option the deferral period can be set for seven years, until retirement or a combination of both. Oncor generally matches 100% of deferrals up to 8% of salary deferred under the program. Oncor does not match deferred annual incentive awards. Matching contributions vest at the earliest of seven years after the deferral date, executive’s retirement or a change in control of Oncor (as defined in the Salary Deferral Program). However, certain participants, including Mr. Jenkins, are subject to the deferral provisions that existed under the Salary Deferral Program prior to its amendment in 1998. Under these provisions, Oncor matches 100% of deferrals up to the 10% of salary maximum deferred under the program. Participants subject to the previous deferral provisions cannot make deferrals from annual incentive awards and their investment option is limited to an intermediate-term fixed income fund. The program encourages employee retention as, generally, participants who terminate their employment with us prior to the seven year vesting period forfeit our matching contribution to the program.

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

All employees employed after January 1, 2002 are eligible to participate only in the cash balance component. As a result, Messrs. Shapard, Clevenger and Nye are covered under the cash balance component. For a more detailed description of the EFH Retirement Plan, refer to the narrative that follows the Pension Benefits table.

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

Retiree Health Care

Employees hired by Oncor (or EFH Corp’s predecessor) prior to January 1, 2002 are generally entitled to receive an employer-paid subsidy for retiree health care coverage upon their retirement from Oncor. As such, Messrs. Davis and Jenkins will be entitled to receive a subsidy from Oncor for retiree health care coverage upon their retirement from Oncor. Messrs. Shapard, Clevenger and Nye were hired by Oncor or EFH Corp. after January 1, 2002 and are not eligible for the employer subsidy.

Perquisites and Other Benefits

Perquisites provided to our executive officers are intended to serve as part of a competitive total compensation program and to enhance our executives’ ability to conduct company business. These benefits include financial planning, a preventive physical health exam, reimbursement for certain business-related country club and/or luncheon club membership costs and, until April 2011, physical fitness club memberships. For a more detailed description of the perquisites, refer to footnote 9 in the Summary Compensation Table below.

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

Physical Fitness Club Membership: Through March 2011, all executive officers were eligible to receive a company-paid membership to a specified physical fitness club. This benefit was designed to help maintain the health of our executive officers, but was removed beginning in April 2011 as a result of the introduction of an employee fitness center in our corporate headquarters building.

Split-Dollar Life Insurance: As a participating subsidiary in the EFH Corp. Split-Dollar Life Insurance Program (Split-Dollar Life Insurance Program), split-dollar life insurance policies were purchased for eligible executives of Oncor. The eligibility provisions of this program were modified in 2003 so that no new participants were added after December 31, 2003. Accordingly, Messrs. Shapard, Davis, Clevenger and Nye are not eligible to participate in the Split-Dollar Life Insurance Program. The death benefits of participants’ insurance policies are equal to two, three or four times their annual EFH Split-Dollar Life Insurance Program compensation, depending on their executive category. Individuals who first became eligible to participate in the Split-Dollar Life Insurance Program after October 15, 1996, vested in the insurance policies issued under the Split-Dollar Life Insurance Program over a six-year period. Oncor pays the premiums for the policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments. Although the Split-Dollar Life Insurance Program is terminable at any time, it is designed so that if it is continued, EFH Corp/Oncor will fully recover all of the insurance premium payments covered by the collateral assignments either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of 15 years of participation or the participant’s attainment of age 65. At the Merger, the Split-Dollar Life Insurance Program was amended to freeze the death benefits at the then current level.

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

CEO Compensation

Robert S. Shapard

The following is a summary of Mr. Shapard’s individual compensation for 2011. For purposes of the O&C Committee’s review of total direct compensation it considered the utility industry national market survey discussed above, his overall leadership of the company, and particularly his leadership of the company through several operational and financial matters, including (i) our construction of transmission and distribution projects and filings with the PUCT with respect to these projects, (ii) our development and maintenance of customer relationships and community involvement in our service territory, (iii) our financial ability to plan, construct and operate one of the largest transmission and distribution utilities in the country, and (iv) and the development of rate review filings, which determine the costs and investments that Oncor may recover.

Base Salary: In November 2011, in connection with its review of the total direct compensation, the O&C Committee continued unchanged Mr. Shapard’s base salary as Chairman and CEO at $700,000.

Annual Incentive: In 2012, the O&C Committee awarded Mr. Shapard $627,165 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2011 performance, as previously discussed, as well as Mr. Shapard’s individual performance in 2011.

Long-Term Incentives: Since the 2011 Management Investment Opportunity was not offered to Mr. Shapard, Mr. Shapard did not receive new long-term incentives in 2011.

Compensation of Other Named Executive Officers

David M. Davis

The following is a summary of Mr. Davis’s individual compensation for 2011. For purposes of the O&C Committee’s review of total direct compensation it considered the utility industry national market survey discussed above and his management of the company’s financial systems, operations and initiatives, including the maintenance of planning, budgeting, accounting, and treasury functions. In particular, Mr. Davis has been charged with managing the liquidity of Oncor’s maintenance and construction programs. Mr. Davis’s compensation reflects this breadth of responsibilities, along with the expertise required for managing the financial aspects of one of the largest transmission and distribution utilities in the country.

Base Salary: In November 2011, in connection with its review of the total direct compensation, the O&C Committee increased Mr. Davis’ base salary as Senior Vice President and Chief Financial Officer from $350,000 to $375,000.

Annual Incentive: In 2012, the O&C Committee awarded Mr. Davis $210,299 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2011 performance, as previously discussed, as well as Mr. Davis’s individual performance in 2011.

Long-Term Incentives: Since the 2011 Management Investment Opportunity was not offered to Mr. Davis, Mr. Davis did not receive new long-term incentives in 2011.

Don J. Clevenger

The following is a summary of Mr. Clevenger’s individual compensation for 2011. For purposes of the O&C Committee’s review of total direct compensation it considered the utility industry national market survey discussed above and his leadership of the company’s external affairs and regulatory activities. As a regulated utility, interaction with regulators is a matter of key importance to Oncor. Mr. Clevenger’s compensation reflects his successful leadership of Oncor through all external affairs and regulatory initiatives, including the filing and settlement of a rate review in 2011 and advocating for Oncor’s interests in the 2011 Texas legislative session.

Base Salary: In November 2011, in connection with its review of the total direct compensation, the O&C Committee increased Mr. Clevenger’s base salary as Senior Vice President, External Affairs from $340,000 to $365,000 and increased his Executive Annual Incentive Plan Target Percentage from 40% to 50%.

Annual Incentive: In 2012, the O&C Committee awarded Mr. Clevenger $182,285 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2011 performance, as previously discussed, as well as Mr. Clevenger’s individual performance in 2011, particularly the settlement of Oncor’s 2011 rate review.

Long-Term Incentives: Since the 2011 Management Investment Opportunity was not offered to Mr. Clevenger, Mr. Clevenger did not receive new long-term incentives in 2011.

Charles W. Jenkins III

The following is a summary of Mr. Jenkins’ individual compensation for 2011. For purposes of the O&C Committee’s review of total direct compensation it considered the utility industry national market survey discussed above and his leadership of our operational activities through October 2011, including our construction of transmission, distribution, and technology-based projects. In October 2011, Mr. Jenkins announced his intention to retire effective April 1, 2012, and in connection with such announcement our board of directors appointed Mr. James Greer to replace Mr. Jenkins as Chief Operating Officer. Mr. Jenkins will remain with Oncor as a Senior Vice President until his retirement. As Chief Operating Officer, Mr. Jenkins was responsible for the operation of Oncor’s entire transmission and distribution system, which is responsible for generating all of Oncor’s revenues. As one of the largest such systems in the country, Oncor requires substantial skill and experience, and Mr. Jenkins’s compensation reflects his successful oversight of our transmission and distribution system through October 2011, as well as his other contributions to the company through December 2011.

Base Salary: In November 2011, in connection with its review of the total direct compensation, the O&C Committee continued unchanged Mr. Jenkins’ base salary as Senior Vice President at $425,000.

Annual Incentive: In 2012, the O&C Committee awarded Mr. Jenkins $276,930 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2011 performance, as previously discussed, as well as Mr. Jenkins’ individual performance in 2011.

Long-Term Incentives: Since the 2011 Management Investment Opportunity was not offered to Mr. Jenkins, Mr. Jenkins did not receive new long-term incentives in 2011.

E. Allen Nye, Jr.

The following is a summary of Mr. Nye’s individual compensation for 2011. For purposes of the O&C Committee’s review of total direct compensation it considered the April 2010 competitive market analysis discussed above and his leadership of the Company’s legal and corporate secretary function initiatives. Mr. Nye’s incentive reflects his significant responsibilities, which include overseeing all legal matters affecting the company, including an active litigation docket, SEC matters, investor relations, financial transactions, operational contracts, participating in the legal aspect of the settling of rate proceedings and developing legal compliance and risk mitigation strategies related to our unique ownership structure.

Base Salary: In November 2011, in connection with its review of the total direct compensation, the O&C Committee continued unchanged Mr. Nye’s base salary as Senior Vice President, General Counsel and Secretary at $425,000.

Annual Incentive: In 2012, the O&C Committee awarded Mr. Nye $253,853 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2011 performance, as previously discussed, as well as Mr. Nye’s individual performance in 2011.

Long-Term Incentives: As a new executive officer in 2011, the 2011 Management Investment Opportunity was offered to Mr. Nye in August 2011, and upon Mr. Nye’s investment of $225,008 in Class B Units he received a long-term incentive award of 454,806 SARs.

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

We believe these payments, to be triggered upon meeting the criteria above, provide incentive for executives to fully consider potential changes that are in the best interest of Oncor and our equity holders, even if such changes would result in the executives’ termination. We also believe it is important to have a competitive change in control program to attract and retain the caliber of executives that our business requires and to foster an environment of relative security within which we believe our executives will be able to focus on achieving company goals. The Change in Control Policy applicable to our executive officers prior to 2011 was sponsored by EFH Corp. In February 2011, Oncor adopted a new Oncor-sponsored change in control policy that replaced the EFH Corp. change in control policy for Oncor executive officers. Refer to the “Potential Payments upon Termination” for detailed information about payments and benefits that our executive officers are eligible to receive beginning in 2011 under the new Oncor change in control policy.

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

We believe it is important to have a severance plan in place to attract and retain the caliber of executives that our business requires and to foster an environment of relative security within which we believe our executives will be able to focus on achieving company goals. The Severance Plan applicable to our executive officers prior to 2011 was sponsored by EFH Corp. In February 2011, Oncor adopted a new Oncor-sponsored severance plan that replaced the EFH Corp.-sponsored severance plan for Oncor executive officers. Refer to the “Potential Payments upon Termination” for detailed information about payments and benefits that our executive officers are eligible to receive beginning in 2011 under the new Oncor severance plan.

Accounting and Tax Considerations

Accounting Considerations

Based on accounting guidance for compensation arrangements, no compensation expense is recognized with respect to Class B Interests issued pursuant to the Management Investment Opportunity. Class B Interests issued pursuant to the Management Investment Opportunity were purchased by participants for fair value, and therefore, resulted in no compensation expense by Oncor. Since SARs are issued with a base price of the then-current fair market value of our equity interests, no compensation expense is recognized for SARs until a condition under which the SARs would become exercisable becomes probable at a point in time when the fair market value of our equity interests exceeds the base price. However, under the SARs Plan, amounts equal to dividends that are paid in respect of Oncor membership interests while the SARs are outstanding are credited to the SARs holder’s account as if the SARs were units of Oncor, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control. As payments under the dividend provision are not contingent upon a future liquidity event, we have concluded that the liability related to the declared dividends should be accrued. Approximately $7.7 million has been accrued as of December 31, 2011 under the dividend provision of the SARs Plan, approximately $3.2 million of which is attributable to our named executive officers.

Income Tax Considerations

Section 162(m) of the Code limits the tax deductibility by a publicly held company of compensation in excess of $1 million paid to the CEO or any other of its three most highly compensated executive officers other than the principal financial officer. Because we are a privately-held limited liability company, Section 162(m) will not limit the tax deductibility of any executive compensation for 2011.

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

The following table provides information, for the fiscal years ended December 31, 2009, 2010 and 2011, regarding the aggregate compensation paid to our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Option/ SAR Awards ($)(3)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)
Robert S. Shapard Chairman of the Board and Chief Executive	2011 2010 2009	700,000 654,167 650,000	— —	— —	627,165 563,728 582,563	99,087 129,705 26,627	972,443 1,333,753 1,749,878	2,398,695 2,681,353 3,009,068

David M. Davis Senior Vice President and Chief Financial Officer	2011 2010 2009	352,083 304,167 300,000	— —	— —	210,299 174,744 179,250	376,526 300,382 247,759	192,316 221,584 312,833	1,131,224 1,000,877 1,039,842

Don J. Clevenger Senior Vice President, External Affairs	2011 2010 2009	342,083 303,333 300,000	— —	— —	182,285 139,412 143,400	33,407 24,264 21,909	194,803 254,817 312,585	752,578 721,826 777,894

Charles W. Jenkins (1) Senior Vice President	2011 2010 2009	425,000 379,167 287,500	— —	— —	276,930 261,398 154,355	1,138,021 687,514 414,480	270,133 311,607 425,182	2,110,084 1,639,686 1,281,517
E. Allen Nye, Jr. Senior Vice President, General Counsel and Secretary	2011	416,950	1,736	1,796,484	253,853	—	92,141	2,561,164

(1)	From January to October 2011, Mr. Jenkins served as Senior Vice President and Chief Operating Officer. In October 2011, Mr. Jenkins announced his intention to retire effective April 2012. In connection with his announcement, our board of directors appointed Mr. James Greer to succeed Mr. Jenkins as Chief Operating Officer, effective October 2011. Mr. Jenkins will remain a Senior Vice President until his retirement.
(2)	The 2011 Management Investment Opportunity was approved by the O&C Committee in December 2010 in connection with Mr. Nye’s offer of employment and total direct compensation package. Due to the terms of our Limited Liability Company Agreement, the 2011 Management Investment Opportunity was subject to the consent of Oncor’s majority investor, which was obtained in August 2011. Since Mr. Nye provided the company with a check to complete his 2011 Management Investment Opportunity purchase in February 2011, the O&C Committee approved a bonus payment to Mr. Nye equal to the amount of dividends Mr. Nye would have received on Class B Interests had the Management Investment Opportunity been completed at the time Mr. Nye provided Oncor with the purchase price.
(3)	We do not award options to any of our employees. No SARs were granted to executive officers in 2010 or 2009. For information on the SARs granted to named executive officers in connection with the 2008 Management Investment Opportunity, refer to the Outstanding Equity Awards at Fiscal Year-End – 2011 table and accompanying narrative. See Footnote (4) below for information on Mr. Nye’s SARs grant in August 2011. Effective November 5, 2008, the O&C Committee made the following SARs awards: Mr. Shapard: 3,750,000, Mr. Davis: 600,000, Mr. Clevenger: 600,000, and Mr. Jenkins: 780,000. Effective August 23, 2011, the O&C Committee made a SARs awards to Mr. Nye of 454,806 SARs.
(4)	Amounts reported for Mr. Nye reflect the 454,806 SARs he was awarded on August 23, 2011 multiplied by the grant date fair value of $3.95 per SAR. The grant date fair value of the SARs was calculated in accordance with accounting guidance provided for stock compensation. The Monte Carlo simulation approach was used to value the SARs to account for future dividend distributions. Other assumptions made in the valuation are as follows: (i) a liquidity event (as defined in the SARs Plan) assumed to occur December 31, 2014 (the liquidation date) causing the SARs to become exercisable at that time; (ii) the unit price of Oncor’s membership interests will follow Geometric Brownian Motion; (iii) equity volatility was assumed to be 20% based on average volatility of the historical weekly stock price returns of nine comparable companies and the historical prices correspond to a period matching the expected holding period from the valuation date (6.68 years); (iv) the risk free rate for discounting the expected SARs value is 1.42%, equal to the US Constant Maturity Treasury Rate as of August 23, 2011 with maturity corresponding to the expected holding period from valuation date (6.68 years); and (v) the SARs expiration date will be August 23, 2021. For purposes of the performance based SARs included in Mr. Nye’s SARs grant, the grant date fair value assumes the highest level of performance conditions would be achieved.
(5)	Amounts reported as “Non-Equity Incentive Plan Compensation” were earned by the executive in the respective year and represent amounts related to awards for such years pursuant to the Executive Annual Incentive Plan. Awards under the Executive Annual Incentive Plan for any given year are paid in March of the following year.
(6)	Amounts reported under this column include the aggregate increase in actuarial value of the EFH Retirement Plan and the Supplemental Retirement Plan. For a more detailed description of these plans, please see “– Compensation Discussion and Analysis – Compensation Elements – Deferred Compensation and Retirement Plans.” Messrs. Davis and Jenkins are covered under the traditional defined benefit component and Messrs. Shapard, Clevenger and Nye are covered under the cash balance component. For a more detailed description of our retirement plans, please refer to the narrative that follows the Pension Benefits table below. There are no above-market or preferential earnings for nonqualified deferred compensation.
(7)	Amounts reported as “All Other Compensation” for 2011 are attributable to the executive’s receipt of compensation as described in the following table:

2011 All Other Compensation Components for Named Executive Officers

Name	EFH Thrift Plan Company Match ($)	Salary Deferral Program Company Match ($) (a)	Stock Appreciation Rights Plan SARs Dividend Provision($) (b)	Split- Dollar Life Insurance Program Payments ($) (c)	Perquisites ($) (d)	Other ($)	Total ($)
Robert S. Shapard	14,700	56,000	861,446	—	40,297	—	972,443

David M. Davis	11,025	28,166	137,831	—	15,294	—	192,316

Don J. Clevenger	14,700	27,367	137,831	—	14,905	—	194,803

Charles W. Jenkins III	11,025	42,500	179,181	14,532	22,895	—	270,133

E. Allen Nye, Jr.	6,040	31,167	42,983	—	11,951	—	92,141

(a)	Amounts represent company matching amounts under the Salary Deferral Program. Refer to the narrative that follows the Nonqualified Deferred Compensation table below for a more detailed description of the Salary Deferral Program and the matching formula.
(b)	Under the SARs Plan, dividends that are paid in respect of Oncor membership interests while the SARs are outstanding are credited to the SARs holder’s account as if the SARs were units of Oncor, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control. For all named executive officers other than Mr. Nye, the amounts in this column represent the dividend-related amount credited for those officers under the SARs Plan. In August 2011, Mr. Nye received an award of SARs under the 2011 Management Investment Opportunity for which the fair value of the dividend provision is included in the aggregate grant date fair value of the award as reported in the Summary Compensation Table. Therefore, the amounts reported for Mr. Nye in this column reflect additional dividends not included in the grant date valuation. Mr. Nye provided the company with a check to complete his 2011 Management Investment Opportunity purchase in February 2011, but due to the terms of our Limited Liability Company Agreement, the 2011 Management Investment Opportunity was subject to the consent of Oncor’s majority investor, which was obtained in August 2011. The O&C Committee approved crediting his SARs dividend account for the amount of dividends Mr. Nye would have been credited with respect to his SARs had the 2011 Management Investment Opportunity been completed at the time Mr. Nye provided Oncor with his check for the 2011 Management Investment Opportunity. The amount in this column for Mr. Nye reflects the $42,983 attributable to such amounts credited prior to Mr. Nye’s August 2011 SARs grant.
(c)	Amounts represent premium and tax gross-up payments pursuant to the Split-Dollar Life Insurance Program. Messrs. Shapard, Davis, Clevenger and Nye are not eligible to participate in the program because the program was frozen to new participants prior to their qualifying for participation. Amounts in this column for Mr. Jenkins represent the aggregate amount of payments and attributions pursuant to the program and tax regulations. Mr. Jenkins participated in the program on a split-dollar basis prior to November 2009 and has participated in the program on a non-split-dollar basis since November 2009. Because premium payments for Mr. Jenkins were made on a non-split-dollar life insurance basis during 2011, such premiums, amounting to $5,300, were fully taxable to him, and Oncor provided a tax gross-up payment of $1,906 to offset the effect of such taxes. Additional interest of $5,388 was attributed to Mr. Jenkins in 2011 relative to premium payments which had been made on his behalf prior to November 2009, and Oncor provided tax gross-up payments of $1,938 to offset the effect of taxes on such payments. For a discussion of the Split-Dollar Life Insurance Program, please see “– Compensation Discussion and Analysis – Compensation Elements – Perquisites and Other Benefits.”
(d)	Amounts reported under this column represent the aggregate amount of perquisites received by each Named Executive Officer. Those perquisites are detailed in the following table. Amounts reported in the table below represent the actual cost to Oncor for the perquisites provided. For a discussion of the perquisites received by our executive officers, please see “– Compensation Discussion and Analysis – Compensation Elements – Perquisites and Other Benefits.”

2011 Perquisites for Named Executive Officers

Name	Financial Planning ($)	Executive Physical ($)	Physical Fitness Club Dues ($)	Country Club and/or Luncheon Club Dues ($)	Spouse Travel ($) (i)	Other ($) (ii)	Total ($)
Robert S. Shapard	10,520	3,169	163	10,336	6,981	9,128	40,297

David M. Davis	9,230	3,408	163	1,267	—	1,226	15,294

Don J. Clevenger	—	2,553	163	9,561	—	2,628	14,905

Charles W. Jenkins III	9,230	7,652	163	5,850	—	—	22,895

E. Allen Nye, Jr.	7,015	3,506	163	1,267	—	—	11,951

(i)	Amounts in this column represent spouse expenses for accompanying the Named Executive Officer on business travel.
(ii)	Amounts in this column represent the cost of event tickets for personal use.

Grants of Plan-Based Awards – 2011

The following table sets forth information regarding grants of plan-based awards to Named Executive Officers under Executive Annual Incentive Plan during the fiscal year ended December 31, 2011.

Name	Grant Date (1)	Action Date(1)	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Option Awards: Number of Securities Underlying Options/ SAR Awards (#)(4)	Exercise or Base Price of Option/ SAR Awards ($/Sh)(5)	Grant Date Fair Value of Option/ SAR Awards ($)(6)
			Threshold ($)	Target ($)	Max. ($)	Threshold (#)	Target (#)	(Max) (#)
Robert S. Shapard	—	—	262,500	525,000	787,500	—	—	—	—	—	—
David M. Davis	—	—	88,021	176,042	264,063	—	—	—	—	—	—
Don J. Clevenger	—	—	69,938	139,875	209,813	—	—	—	—	—	—
Charles W. Jenkins III	—	—	127,500	255,000	382,500	—	—	—	—	—	—
E. Allen Nye, Jr.	—	—	106,250	212,500	318,750	—	—	—	—	—	—
	8/23/11	12/17/10	—	—	—	—	113,701.5	113,701.5	341,104.5	12.25	1,796,484

(1)	The dates reported in “Grant Date” reflect the deemed effective date of each equity-related grant, whereas the dates reported in “Action Date” reflect the date on which the O&C Committee approved such awards. In the case of Mr. Nye, the O&C Committee approved his grants in connection with making him an offer of employment in December 2010. Pursuant to the terms of our Limited Liability Company Agreement, however, Mr. Nye’s SARs grants were subject to the consent of our majority investor, which was received on August 23, 2011.
(2)	The amounts reported in these columns reflect the threshold, target and maximum amounts available under the Executive Annual Incentive Plan. Threshold, target and maximum amounts were determined by the O&C Committee in February 2011 and final awards were granted by the O&C Committee in February 2012. The actual awards for the 2011 plan year will be paid in March 2012 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”
(3)	The amounts reported in these columns represent the number of performance-based SARs granted to Mr. Nye in 2011 under the SARs Plan that were not vested as of December 31, 2011. In order to be eligible to receive a SARs grant, Mr. Nye was required to participate in the Management Investment Opportunity. The number of SARs granted to him was based in part upon the size of the individual’s investment in Investment LLC pursuant to the Management Investment Opportunity. See “– Compensation Discussion and Analysis – Compensation Elements – Long-Term Incentives – Stock Appreciation Rights” for more information.
(4)	The amounts reported in these columns represent the number of time-based SARs (227,403) granted to Mr. Nye in 2011 under the SARs Plan and the number of performance-based SARs granted to him that were vested as of December 31, 2011 (113,701.5). As of December 31, 2011, 50% of his time-based SARs and 50% of his performance-based SARs were vested. However, none of these vested SARs are currently exercisable. See “–Compensation Discussion and Analysis – Compensation Elements – Long-Term Incentives – Stock Appreciation Rights” for more information.
(5)	The amounts reported in this column represent the base price of SARs awards.
(6)	Amounts reported for Mr. Nye reflect the 454,806 SARs he was awarded on August 23, 2011 multiplied by the grant date fair value of $3.95 per SAR. The grant date fair value of the SARs was calculated in accordance with accounting guidance provided for stock compensation. The Monte Carlo simulation approach was used to value the SARs to account for future dividend distributions. Other assumptions made in the valuation are as follows: (i) a liquidity event (as defined in the SARs Plan) assumed to occur December 31, 2014 (the liquidation date) causing the SARs to become exercisable at that time; (ii) the unit price of Oncor’s membership interests will follow Geometric Brownian Motion; (iii) equity volatility was assumed to be 20% based on average volatility of the historical weekly stock price returns of nine comparable companies and the historical prices correspond to a period matching the expected holding period from the valuation date (6.68 years); (iv) the risk free rate for discounting the expected SARs value is 1.42%, equal to the US Constant Maturity Treasury Rate as of August 23, 2011 with maturity corresponding to the expected holding period from valuation date (6.68 years); and (v) the SARs expiration date will be August 23, 2021. For purposes of the performance based SARs included in Mr. Nye’s SARs grant, the grant date fair value assumes the highest level of performance conditions would be achieved.

Equity Interests Plan and Management Investment Opportunity

The Equity Interests Plan allows our board of directors to offer non-employee directors, management and other personnel and key service providers of Oncor the right to invest in Class B membership units of Investment LLC (each, a Class B Interest), an entity whose only assets consist of equity interests in Oncor. As a result, each holder of Class B Interests holds an indirect ownership interest in Oncor. Any dividends received by Investment LLC from Oncor in respect of its membership interests in Oncor are subsequently distributed by Investment LLC to the holders of Class B Interests in proportion to the number of Class B Interests held by such holders.

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

In 2008, our executive officers and certain key employees were given the option to purchase Class B Interests of Investment LLC pursuant to the 2008 Management Investment Opportunity offered under the Equity Interests Plan. Each participant in the 2008 Management Investment Opportunity purchased Class B Interests at a price of $10.00 per unit, which was the same price per unit as paid by Texas Transmission in connection with its November 2008 investment in Oncor. As a new executive officer, Mr. Nye was given the option to purchase Class B Interests of Investment LLC in 2011 pursuant to the 2011 Management Investment Opportunity offered under the Equity Interests Plan. As a participant in the 2011 Management Investment Opportunity, he purchased Class B Interests at a price of $12.25 per unit, which was the fair market value (as determined by our board of directors) as of the date of his purchase. Because the Class B Interests in each of the 2008 Management Investment Opportunity and the 2011 Management Investment Opportunity were purchased for fair market value, they are not included in the Summary Compensation Table or the Outstanding Equity Awards at Fiscal Year-End Table below as stock awards. Refer to “– Compensation Discussion and Analysis – Compensation Elements – Long Term Incentives – Equity Interests Plan and Management Investment Opportunity” for a more detailed discussion of the Equity Interests Plan and Management Investment Opportunity.

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

The Named Executive Officers beneficially own the following amounts of Class B Interests: Mr. Shapard: 300,000; Mr. Davis: 50,000; Mr. Clevenger: 50,000; Mr. Jenkins: 75,000; and Mr. Nye: 18,368. The amounts of Class B Interests each participant could purchase were determined by the O&C Committee. Each participant was permitted to use his funds in the Salary Deferral Program to purchase the Class B Interests. All Class B Interests purchased using funds held in the Salary Deferral Program are held of record by the Salary Deferral Program for the benefit of the respective participants. Messrs. Davis, Jenkins and Clevenger each elected to purchase Class B Interests using Salary Deferral Program funds. As a result, 19,868 of Mr. Davis’s Class B Interests, 14,509 of Mr. Jenkins’s Class B Interests and 8,703 of Mr. Clevenger’s Class B Interests are held of record by the Salary Deferral Program.

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

The aggregate amount of funding for awards payable in any given plan year is determined based on (1) the target award levels of all participants in the Executive Annual Incentive Plan (Aggregate Incentive Pool), (2) Oncor’s EBITDA and (3) any additional operational, financial or other metrics that the O&C Committee elects to apply in determining the aggregate amount of awards (Additional Metrics). Target award levels are set as a percentage of a participant’s annual base salary rate and are based on target performance of Oncor and individual participant performance. Additional Metrics are determined by the O&C Committee in its discretion and may include, among other things, safety, reliability, operational efficiency and, infrastructure readiness measures. The O&C Committee also determine the minimum EBITDA necessary to fund awards for each plan year. Based on the level of attainment of these EBITDA and Additional Metrics targets, the O&C Committee determines an aggregate performance final funding percentage. This final funding percentage is applied to the Aggregate Incentive Pool to provide the total amount of funds available for awards to participants under the Executive Annual Incentive Plan.

To calculate an executive officer’s award amount, the final funding percentage is first multiplied by the executive officer’s target award, which is computed as a percentage of their actual base salary rate. Based on the executive officer’s performance, an individual performance modifier is then applied to the calculated award to determine the final incentive payment. An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO). The individual performance modifier is determined on a subjective basis. Factors used in determining individual performance modifiers may include operational measures (including the safety, reliability, operational efficiency metrics and infrastructure readiness discussed above), company objectives, individual management and other goals, specific job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior.

Refer to “Compensation Discussion and Analysis – Compensation Elements – Executive Annual Incentive Plan” for a further description of the Executive Annual Incentive Plan and 2011 funding percentages and awards.

The following table sets forth information regarding SARs awards held by Named Executive Officers at December 31, 2011:

Outstanding Equity Awards at Fiscal Year-End –2011

Name	Grant Year	Option/SAR Awards
		Number of Securities Underlying Unexercised Options/SARs Exercisable (#)	Number of Securities Underlying Unexercised Options/SARs Unexercisable (#)(1)(3)(4)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options/SARs (#)(2)(3)(4)	Option/ SAR Exercise Price ($)	Option/SAR Exercise Date (5)
Robert S. Shapard	2008	—	3,000,000	750,000	10.00	—
David M. Davis	2008	—	480,000	120,000	10.00	—
Don J. Clevenger	2008	—	480,000	120,000	10.00	—
Charles W. Jenkins III	2008	—	624,000	156,000	10.00	—
E. Allen Nye, Jr.	2011	—	227,403	227,403	12.25	—

(1)	The amounts in this column include only those time-based SARs and performance-based SARs that have vested as of December 31, 2011, but which are currently unexercisable.
(2)	The amounts in this column include only those time-based SARs and performance-based SARs that have not vested as of December 31, 2011.
(3)	In 2008, the O&C Committee granted time-based SARs to Named Executive Officers in the following amounts: Mr. Shapard: 1,875,000, Mr. Davis: 300,000, Mr. Clevenger: 300,000, and Mr. Jenkins: 390,000. These SARs become vested with respect to 20% of the Oncor equity interests subject to such awards on each of the first five anniversaries of October 10, 2007. The time-based SARs vested on October 10, 2008 and October 10, 2009, October 10, 2010, and October 10, 2011 in accordance with the SARs Plan. In 2011, the O&C Committee granted 227,403 time-based SARs to Mr. Nye as a new executive officer. These SARs become vested with respect to 50% of the Oncor equity interests subject to such awards on each of the two anniversaries of October 10 in 2011 and 2012. Even after vesting, these time-based SARs do not become exercisable until certain events occur as described below. See footnote (4) below for a description of the vesting provisions of the performance-based SARs. Even after vesting, these time-based SARs do not become exercisable until certain events occur as described in the SARs Plan.
(4)	In 2008, the O&C Committee granted performance-based SARs to Named Executive Officers in the following amounts: Mr. Shapard: 1,875,000, Mr. Davis: 300,000, Mr. Clevenger: 300,000, and Mr. Jenkins: 390,000. These SARs become vested with respect to 20% of the Oncor equity interests subject to such awards at the end of each of Oncor’s five fiscal years (which end each December 31) between 2008 and 2012, provided that Oncor meets specified financial targets. In 2011, the O&C Committee granted 227,403 performance-based SARs to Mr. Nye as a new executive officer. These SARs become vested with respect to 50% of the Oncor equity interests subject to such awards at the end of each of December 31, 2011 and 2012, provided that Oncor meets specified financial targets. Even after vesting, no performance-based SARs become exercisable until certain events occur as described in the SARs Plan below.
(5)	None of the vested SARs are currently exercisable pursuant to the SARs Plan.

The O&C Committee adopted and implemented the SARs Plan in 2008. The O&C Committee determines the participants and can include certain employees of Oncor or other persons having a relationship with Oncor, its subsidiaries or affiliates. SARs granted under the SARs Plan have a base price equal to the fair market value (as set by our board of directors) per unit of Oncor’s equity interests on the date of the grant and will allow participants to participate in the economic equivalent of the appreciation of the Oncor equity interests. The O&C Committee administers the SARs Plan and makes awards under the SARs Plan at its discretion, subject to the receipt of necessary consents from Oncor’s majority owner as required under the Limited Liability Company Agreement.

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

In August 2011, the O&C granted SARs to Mr. Nye in connection with his 2011 Management Investment Opportunity. His award consisted of (1) 50% of time-based SARs and (2) 50% of performance-based SARs. One-half of his time-based SARs vested on October 10, 2011, with the remaining one-half vesting on October 10, 2012. Vesting of Mr. Nye’s performance-based SARs is subject to Oncor’s achievement of the same financial targets that apply to other SARs issued under the SARs Plan. Mr. Nye’s performance-based SARs become vested as to 50% of the SARs subject to such awards at the end of each of Oncor’s two fiscal years (which end each December 31) from 2011 to 2012, provided that Oncor meets those specified financial targets.

Vesting of performance-based SARs eligible to vest for 2011 was subject to Oncor’s achievement of an adjusted annual EBITDA target of $1,463,476,240. The O&C Committee set this target based on historical performance and expected future performance. Actual 2011 adjusted EBITDA for purposes of the SARs Plan was $1,521,355,426. As a result, the performance-based SARs eligible to vest based on 2011 adjusted EBITDA did vest. The SARs Plan provides that performance-based SARs that do not vest in a given year are still eligible to vest over the next two years if cumulative EBITDA targets for such periods are met. For 2009, performance-based SARs did not vest because Oncor did not achieve its EBITDA target. Pursuant to the terms of the SARs plan those SARs could have vested in 2010 provided Oncor achieved a two-year cumulative EBITDA target (which was not achieved) or in 2011 provided Oncor achieves a three-year cumulative EBITDA target. Vesting of these performance-based SARs was subject to Oncor’s achievement of a cumulative EBIDTA for 2009, 2010 and 2011 of $4,089,749,352. Cumulative 2009, 2010 and 2011 EBITDA was $4,130,229,452, or approximately 100.99% of the target, and as a result the performance-based SARs that did not vest in 2009 did vest in 2011.

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

Subject to the terms described in the previous paragraph, the SARs may be exercised in part or in full prior to their termination. Upon the exercise of an award, the participant will be entitled to receive a cash payment equal to the product of (1) the difference between the fair market value per Oncor equity interest on the date giving rise to the payment and the fair market value as of the date of the award grant, and (2) the number of SARs exercised by the participant. In the event of an initial public offering of Oncor’s equity interests or equity interests of a successor vehicle, the awards may be satisfied in equity interests of the public company, cash or a combination of both, at the election of our board of directors.

Generally, awards under the SARs Plan terminate on the tenth anniversary of the grant, unless the participant’s employment is earlier terminated under certain circumstances. The SARs Plan will terminate on the later of November 5, 2018 or such other date determined by our board of directors.

The management stockholder’s agreement executed by participants in connection with the Management Investment Opportunity provides that if the participant terminates his employment without good reason prior to October 10, 2012, Oncor may redeem the vested SARs at a per unit purchase price equal to the excess, if any, of the fair market value over the base price of the SARs, less 20% of the excess. In addition, if the participant so terminates his employment, the participant must pay Oncor 20% of the amount by which any cash payment received in respect of previously vested and exercised SARs exceeded the base price of those SARs. If the participant terminates his employment without good reason on or after October 10, 2012, we may redeem the vested SARs at a per unit purchase price equal to the excess, if any, of the fair market value over the base price of the SARs. Furthermore, the management stockholder’s agreement provides that upon the death or disability of the participant, the participant or participant’s estate, as applicable, will be entitled to receive, in exchange for the vested SARs, a cash payment equal to the product of (1) the excess, if any, of the fair market value over the base price of the SARs and (2) the number of SARs then credited to the participant. Generally, the rights described in this paragraph will terminate on the earlier of a change in control or the later of October 10, 2012 or an initial public offering of Oncor equity.

In addition, under the SARs Plan, dividends that are paid in respect of Oncor membership interests while the SARs are outstanding are credited to the SARs holder’s account as if the SARs were units of Oncor, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control. As of December 31, 2011, approximately $14.2 million of hypothetical dividends on the outstanding SARs has been credited to holders’ accounts under the SARs Plan, approximately $8.9 million of which is attributable to our named executive officers.

We believe that our SARs Plan is competitive relative to similar programs of other companies controlled by private equity firms and that the SARs Plan will assist us in retention and aligning our management’s interests with those of our equity holders.

The following table sets forth information regarding Oncor’s participation in the EFH Corp. retirement plans that provide for benefits, in connection with, or following, the retirement of Named Executive Officers for the fiscal year ended December 31, 2011:

Pension Benefits – 2011

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Robert S. Shapard	EFH Retirement Plan Supplemental Retirement Plan	26.0833 26.0833	668,533 51,563	— —
David M. Davis	EFH Retirement Plan Supplemental Retirement Plan	19.5000 19.5000	794,045 451,327	— —
Don J. Clevenger	EFH Retirement Plan Supplemental Retirement Plan	6.6667 6.6667	77,687 25,917	— —
Charles W. Jenkins III	EFH Retirement Plan Supplemental Retirement Plan	35.6667 35.6667	2,227,033 1,232,062	— —
E. Allen Nye, Jr.	EFH Retirement Plan Supplemental Retirement Plan	0.0000 0.0000	0 0	— —

(1)	Accredited service for each of the plans is determined based on an employee’s age and hire date. Employees hired prior to January 1, 1985 became eligible to participate in the plan the month after their completion of one year of service and attainment of age 25. Employees hired after January 1, 1985 became eligible to participate in the plan the month after their completion of one year of service and attainment of age 21. Mr. Nye meets the age requirement, completed his one year of service on December 31, 2011 and began accruing accredited service on January 1, 2012.

EFH Corp. and its participating subsidiaries, including Oncor, maintain the EFH Retirement Plan, which is qualified under applicable provisions of the Code and covered by ERISA. The EFH Retirement Plan contains both a traditional defined benefit component and a cash balance component. Only employees hired before January 1, 2002 may participate in the traditional defined benefit component. All new employees hired after January 1, 2002 participate in the cash balance component. In addition, the cash balance component covers employees previously covered under the traditional defined benefit component who elected to convert the actuarial equivalent of their accrued traditional defined benefit to the cash balance component during a special one-time election opportunity effective in 2002. The employees that participate in the traditional defined benefit component do not participate in the cash balance component.

Annual retirement benefits under the traditional defined benefit component, which applied during 2011 to Messrs. Davis, and Jenkins are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant’s average annual earnings (base salary) during his three years of highest earnings. Under the cash balance component, which covers Messrs. Shapard, Clevenger and Nye, a hypothetical account is established for participants and credited with monthly contribution credits equal to a percentage of the participant’s compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant’s combined age and years of accredited service), plus interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year. Benefits paid under the traditional defined benefit component of the EFH Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code.

The Supplemental Retirement Plan provides for the payment of retirement benefits, which would otherwise be limited by the Code or the definition of earnings under the EFH Retirement Plan. The Supplemental Retirement Plan also provides for the payment of retirement compensation that is not otherwise payable under the EFH Retirement Plan that EFH Corp. or its participating subsidiaries, including Oncor, are obligated to pay under contractual arrangements. Under the Supplemental Retirement Plan, retirement benefits are calculated in accordance with the same formula used under the EFH Retirement Plan, except that, with respect to calculating the portion of the Supplemental Retirement Plan benefit attributable to service under the traditional defined benefit component of the EFH Retirement Plan, earnings also include Executive Annual Incentive Plan awards. The amount of earnings attributable to the Executive Annual Incentive Plan awards is reported under the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

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

The table set forth above illustrates the present value on December 31, 2011 of each Named Executive Officer’s EFH Retirement Plan benefit and benefits payable under the Supplemental Retirement Plan, based on his or her years of service and remuneration through December 31, 2011. Benefits accrued under the Supplemental Retirement Plan after December 31, 2004 are subject to Section 409A of the Code. Accordingly, certain provisions of the Supplemental Retirement Plan have been modified in order to comply with the requirements of Section 409A and related guidance.

The present value of accumulated benefit for the traditional benefit component of the EFH Retirement Plan was calculated based on the executive’s annuity payable at the earliest age that unreduced benefits are available under the EFH Retirement Plan (generally age 62). Unmarried executives are assumed to elect a single life annuity. For married executives, it is assumed that 65% will elect a 100% joint and survivor annuity and 35% will elect a single life annuity. Post-retirement mortality was based on the 2012 Static Mortality Table for Annuitants and Non-Annuitants per Treasury regulation 1.430(h)(3)-1(e). A discount rate of 5.00% was applied, and no pre-retirement mortality or turnover was reflected.

The present value of accumulated benefit for the cash balance component of the EFH Retirement Plan was calculated as the value of the executive’s cash balance account projected to age 65 at an assumed growth rate of 4.50% and then discounted back to December 31, 2011 at 5.00%. No mortality or turnover assumptions were applied.

The following table sets forth information regarding the Salary Deferral Program, which provides for the deferral of our Named Executive Officers’ compensation on a basis that is not tax-qualified for the fiscal year ended December 31, 2011:

Nonqualified Deferred Compensation – 2011

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings (Loss) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(3)
Robert S. Shapard	56,000	56,000	(963)	—	687,428
David M. Davis (4)	28,166	28,166	(5,617)	—	385,100
Don J. Clevenger (5)	27,367	27,367	(2,630)	—	310,136
Charles W. Jenkins III (6)	42,500	42,500	2,859	—	388,730
E. Allen Nye, Jr.	31,167	31,167	(4,043)	—	58,291

(1)	Amounts in this column represent salary deferrals pursuant to the Salary Deferral Program and are included in the “Salary” amounts in the Summary Compensation Table above.
(2)	Amounts in this column represent company-matching awards pursuant to the Salary Deferral Program and are included in the “All Other Compensation” amounts in the Summary Compensation Table above.
(3)	Amounts in this column represent the balance of each Named Executive Officer’s account in the Salary Deferral Program. The following amounts were reported as compensation to the listed officers in the Summary Compensation table for 2009 through 2011 (except for Mr. Nye, who was not a listed officer in 2009 or 2010): Mr. Shapard $160,333, Mr. Davis $52,166, Mr. Clevenger $75,634, Mr. Jenkins $71,250, and Mr. Nye (2011) $31,167.
(4)	$4,537 of Mr. Davis’ aggregate earnings in the last fiscal year are attributable to earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.
(5)	$1,987 of Mr. Clevenger’s aggregate earnings in the last fiscal year are attributable to earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.
(6)	$3,313 of Mr. Jenkins’ aggregate earnings in the last fiscal year are attributable to earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.

Under the Salary Deferral Program each employee of Oncor, who is in a designated job level and whose annual salary is equal to or greater than an amount established under the Salary Deferral Program ($112,170 for the program year beginning January 1, 2011) may elect to defer up to 50% of annual base salary, and/or up to 85% of any bonus or incentive award. This deferral may be made for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof, at the election of the employee. Oncor makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the Salary Deferral Program. Oncor does not match deferred annual incentive awards. However, certain participants, including Mr. Jenkins, are subject to the deferral provisions that existed under the Salary Deferral Program prior to its amendment in 1998. Under these provisions, Oncor matches 100% of deferrals up to the 10% of salary maximum deferred under the program. Participants subject to the previous deferral provisions cannot make deferrals from annual incentive awards and their investment option is limited to an intermediate-term fixed income fund. Matching contributions vest at the earliest of seven years after the deferral date, executive’s retirement or a change in control of Oncor (as defined in the Salary Deferral Program).

Deferrals are credited with earnings or losses based on the performance of investment alternatives under the Salary Deferral Program selected by each participant. Among the investment alternatives, certain participants were eligible to use funds in the Salary Deferral Program to purchase Class B Interests in November 2008 pursuant to the Equity Interests Plan and Management Investment Opportunity. For additional information regarding the Equity Interests Plan and Management Investment Opportunity, see “Long Term Incentives - Equity Interests Plan and Management Investment Opportunity.” Distributions from Oncor to Investment LLC are distributed pro rata to the holders of Class B Interests in accordance with their proportionate ownership of Class B Interests. Any distributions attributable to Class B Interests purchased using a participant’s funds in the Salary Deferral Program are deposited in such participant’s Salary Deferral Program account as earnings.

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

Potential Payments upon Termination or Change in Control

The tables and narrative below provide information for payments to Oncor’s Named Executive Officers (or, as applicable, enhancements to payments or benefits) in the event of termination including retirement, voluntary, for cause, death, disability, without cause or change in control of Oncor. The amounts shown below assume that such a termination of employment and/or change in control occurred on December 31, 2011.

In 2011, all of our executive officers were eligible to receive benefits under the terms of the Change in Control Policy and the Severance Plan, as more fully described following the tables below. In addition to the provisions of those plans, the Salary Deferral Program provides that all company-matching awards will become automatically vested in the event of a change in control. The amounts listed in the tables below regarding the Salary Deferral Program only represent the immediate vesting of company matching contributions resulting from retirement, death, disability or the occurrence of a change in control. Vested amounts and contributions made to such plan by each Named Executive Officer are disclosed in the Nonqualified Deferred Compensation table above. For a more detailed discussion of the Salary Deferral Program, see the Nonqualified Deferred Compensation table above and the narrative following the Nonqualified Deferred Compensation table.

Early retirement benefits under the EFH Retirement Plan are available to all of our employees upon their attainment of age 55 and achievement of 15 years of accredited service. Early retirement results in a retirement benefit payment reduction of 4 percent for each full year (and 0.333% for each additional full calendar month) between the date the participant retires and the date the participant would reach age 62. Benefits under the Supplemental Retirement Plan are subject to the same age and service restrictions, but are only available to our executive officers and certain other key employees. At December 31, 2011 Messrs. Davis, Clevenger and Nye were not eligible to retire because none have met both the age and accredited service requirements. However, because Mr. Shapard participates in the cash balance component of the EFH Retirement Plan and the Supplemental Retirement Plan, and because he has achieved both age and 10 years of accredited service, he may withdraw his full account balances under each plan upon termination of his employment. Upon achievement of the age and service requirements, executive officers are entitled to receive their full cash account balance upon termination. No additional potential payments will be triggered by any termination of employment or change in control, and as a result no amounts are reported in the tables below for such retirement plans. For a more detailed discussion of the retirement plans, see the Pension Benefits table above and the narrative following the Pension Benefits table.

All our Named Executive Officers participate in benefit plans for group term life insurance and accidental death and disability. Additionally, Mr. Jenkins is a participant in the EFH Split-Dollar Life Insurance Plan. Any benefits received under these policies are paid to the beneficiary by a third-party provider.

In addition, the SARs Plan provides that certain SARs will become exercisable in the event of certain terminations of employment or a change in control. The management stockholder’s agreement executed by participants in connection with the Management Investment Opportunity provides that if the participant terminates his employment without good reason prior to October 10, 2012, Oncor may redeem the vested SARs at a per unit purchase price equal to the excess, if any, of the fair market value over the base price of the SARs, less 20% of the excess. In addition, if the participant so terminates his employment, the participant must pay Oncor 20% of the amount by which any cash payment received in respect of previously vested and exercised SARs exceeded the base price of those SARs. If the participant terminates his employment without good reason on or after October 10, 2012, we may redeem the vested SARs at a per unit purchase price equal to the excess, if any, of the fair market value over the base price of the SARs. Furthermore, the management stockholder’s agreement provides that upon the death or disability of the participant, the participant or participant’s estate, as applicable, will be entitled to receive, in exchange for the vested SARs, a cash payment equal to the product of (1) the excess, if any, of the fair market value over the base price of the SARs and (2) the number of SARs then credited to the participant. In addition, under the SARs Plan, dividends that are paid in respect of Oncor membership interests while the SARs are outstanding are credited to the SARs holder’s account as if the SARs were units of Oncor, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control. As of December 31, 2011, approximately $14.2 million of hypothetical dividends on the outstanding SARs has been credited to holders’ accounts under the SARs Plan, approximately $8.9 million of which is attributable to our named executive officers.

No executive officer is party to any employment or other agreement that provides for additional benefits upon a termination of employment or change in control.

1. Mr. Shapard

Potential Payments to Mr. Shapard Upon Termination ($)

Benefit	Retirement (1)	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control (2)
Cash Severance	—	—	—	—	—	1,925,000	2,450,000

Executive Annual Incentive Plan	525,000	—	—	525,000	525,000	—	—

Salary Deferral Program (3)	140,293	—	—	259,802	259,802	—	259,802

SARs

- Change in control policy	—	—	—	—	—	—	12,187,500

- Accumulated dividends (4)	3,781,459	3,781,459	3,781,459	3,781,459	3,781,459	3,781,459	3,781,459

Health & Welfare

- Medical/COBRA	—	—	—	—	—	46,264	46,264

- Dental/COBRA	—	—	—	—	—	3,803	3,803

Outplacement Assistance	—	—	—	—	—	183,750	183,750

Totals	4,446,752	3,781,459	3,781,459	4,566,261	4,566,261	5,940,276	18,912,578

(1)	Mr. Shapard participates in the cash balance component of the EFH Retirement Plan and the Supplemental Retirement Plan, and because he has achieved 10 years of accredited service, he may withdraw his full account balances under each plan upon termination of his employment for any reason.
(2)	In February 2011, Oncor adopted a new Oncor-sponsored change in control policy, which replaced the EFH Corp.-sponsored change in control policy for Oncor executives. Under the new Oncor-sponsored change in control policy, executives are entitled to a lump sum cash payment equal to the number of SARs held by such executive, multiplied by the difference between the fair market value of the SARs (as defined by the SARs Plan), which was $13.25 as of December 31, 2011, and the base price of the SARs, which is $10.00. As a result, Mr. Shapard, who currently holds 3,750,000 SARs, would receive an additional cash payment of $12,187,500 under the Oncor-sponsored change in control policy based upon December 31, 2011 valuations.
(3)	Amounts reported reflect the immediate vesting of company matching contributions resulting from retirement, death, disability or the occurrence of a change in control.
(4)	Amounts reported reflect amounts payable in connection with dividends credited to him in accordance with the SARs Plan, which dividends are payable in a lump sum upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control. As of December 31, 2011, the SARs were not exercisable.

2. Mr. Davis

Potential Payments to Mr. Davis Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control (1)
Cash Severance	—	—	—	—	562,500	562,500

Executive Annual Incentive Plan	—	—	187,500	187,500	—	—

Salary Deferral Program (2)	—	—	79,880	79,880	—	79,880

SARs

- Change in control policy						1,950,000

- Accumulated dividends (3)	605,033	605,033	605,033	605,033	605,033	605,033

Health & Welfare

- Medical/COBRA	—	—	—	—	30,842	30,842

- Dental/COBRA	—	—	—	—	2,535	2,535

Outplacement Assistance	—	—	—	—	84,375	84,375

Totals	605,033	605,033	872,413	872,413	1,285,285	3,315,165

(1)	Under our change in control policy, executives are entitled to a lump sum cash payment equal to the number of SARs held by such executive, multiplied by the difference between the fair market value of the SARs (as defined by the SARs Plan), which was $13.25 as of December 31, 2011, and the base price of the SARs, which is $10.00. As a result, Mr. Davis, who currently holds 600,000 SARs, would receive an additional cash payment of $1,950,000 under the Oncor-sponsored change in control policy based on December 31, 2011 valuations.
(2)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(3)	Amounts reported reflect amounts payable in connection with dividends credited to him in accordance with the SARs Plan, which dividends are payable in a lump sum upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control. As of December 31, 2011, the SARs were not exercisable.

3. Mr. Clevenger

Potential Payments to Mr. Clevenger Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control (1)
Cash Severance	—	—	—	—	547,500	547,500

Executive Annual Incentive Plan	—	—	182,500	182,500	—	—

Salary Deferral Program (2)	—	—	107,072	107,072	—	107,072

SARs

- Change in control policy						1,950,000

- Accumulated dividends (3)	605,033	605,033	605,033	605,033	605,033	605,033

Health & Welfare

- Medical/COBRA	—	—	—	—	30,684	30,684

- Dental/COBRA	—	—	—	—	2,535	2,535

Outplacement Assistance	—	—	—	—	82,125	82,125

Totals	605,033	605,033	894,605	894,605	1,267,877	3,324,949

(1)	Under our change in control policy, executives are entitled to a lump sum cash payment equal to the number of SARs held by such executive, multiplied by the difference between the fair market value of the SARs (as defined by the SARs Plan), which was $13.25 as of December 31, 2011, and the base price of the SARs, which is $10.00. As a result, Mr. Clevenger, who currently holds 600,000 SARs, would receive an additional cash payment of $1,950,000 under the Oncor-sponsored change in control policy based on December 31, 2011 valuations.
(2)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(3)	Amounts reported reflect amounts payable in connection with dividends credited to him in accordance with the SARs Plan, which dividends are payable in a lump sum upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control. As of December 31, 2011, the SARs were not exercisable.

4. Mr. Jenkins

Potential Payments to Mr. Jenkins Upon Termination ($)

Benefit	Retirement (1)	Voluntary (2)	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control (3)
Cash Severance (4)	—	—	—	—	—	817,308	817,308

Executive Annual Incentive Plan	255,000	—	—	255,000	255,000	—	—

Salary Deferral Program (5)	102,755	—	—	115,016	115,016	—	115,016

SARs

- Change in control policy							2,535,000

- Accumulated dividends (6)	786,543	786,543	786,543	786,543	786,543	786,543	786,543

Health & Welfare

- Medical/COBRA	—	—	—	—	—	30,842	30,842

- Dental/COBRA	—	—	—	—	—	2,535	2,535

Outplacement Assistance	—	—	—	—	—	102,000	102,000

Totals	1,144,298	786,543	786,543	1,156,559	1,156,559	1,739,228	4,389,244

(1)	At December 31, 2011, Mr. Jenkins met the age and service requirements for early retirement under the EFH Retirement Plan and the Supplemental Retirement Plan. Mr. Jenkins has notified Oncor that he intends to retire effective April 1, 2012. Amounts in this column assume Mr. Jenkins elected to retire as of December 31, 2011.
(2)	In the event Mr. Jenkins voluntarily terminates without electing early retirement, he would receive no payments pursuant to the EFH Retirement Plan and Supplemental Retirement Plan until he elected to retire. His benefits under these plans are vested, and he could elect to begin receiving them at any time after his termination should he elect to retire.
(3)	Under our change in control policy, executives are entitled to a lump sum cash payment equal to the number of SARs held by such executive, multiplied by the difference between the fair market value of the SARs (as defined by the SARs Plan), which was $13.25 as of December 31, 2011, and the base price of the SARs, which is $10.00. As a result, Mr. Jenkins, who currently holds 780,000 SARs, would receive an additional cash payment of $2,535,000 under the Oncor-sponsored change in control policy based on December 31, 2011 valuations.
(4)

Both the Oncor-sponsored change in control policy and Severance Plan provide for a one-time lump sum cash severance payment in an amount equal to the greater of (i) a multiple (2 times for the CEO and 1 time for each other executive officer) of the sum of the executive’s (a) annualized base salary and (b) annual target incentive award for the year of termination or resignation, or (ii) the amount determined under Oncor’s severance plan for non-executive employees (which pays two weeks of an employee’s pay for every year of service up to the 20th year of service, and three weeks pay for every year of service above 20 years of service). Because Mr. Jenkins had accumulated 40 years of service, he would receive more under the non-executive employee severance plan and amounts reported reflect that amount.

(5)	Amounts reported reflect the immediate vesting of company matching contributions resulting from retirement, death, disability or the occurrence of a change in control.
(6)	Amounts reported reflect amounts payable in connection with dividends credited to him in accordance with the SARs Plan, which dividends are payable in a lump sum upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control. As of December 31, 2011, the SARs were not exercisable.

5. Mr. Nye

Potential Payments to Mr. Nye Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control (1)
Cash Severance	—	—	—	—	637,500	637,500

Executive Annual Incentive Plan	—	—	212,500	212,500	—	—

Salary Deferral Program (2)	—	—	29,146	29,146	—	29,146

SARs

- Change in control policy	—	—	—	—	—	454,806

- Accumulated dividends (3)	90,149	90,149	90,149	90,149	90,149	90,149

Health & Welfare

- Medical/COBRA	—	—	—	—	30,684	30,684

- Dental/COBRA	—	—	—	—	2,535	2,535

Outplacement Assistance	—	—	—	—	95,625	95,625

Totals	90,149	90,149	331,795	331,795	856,493	1,340,445

(1)	Under our change in control policy, executives are entitled to a lump sum cash payment equal to the number of SARs held by such executive, multiplied by the difference between the fair market value of the SARs (as defined by the SARs Plan), which was $13.25 as of December 31, 2011, and the base price of the SARs, which is $12.25. As a result, Mr. Nye, who currently holds 454,806 SARs, would receive an additional cash payment of $454,806 under the Oncor-sponsored change in control policy based on December 31, 2011 valuations.
(2)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(3)	Amounts reported reflect amounts payable in connection with dividends credited to him in accordance with the SARs Plan, which dividends are payable in a lump sum upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control. As of December 31, 2011, the SARs were not exercisable. The 2011 Management Investment Opportunity was approved by the O&C Committee in December 2010 in connection with Mr. Nye’s total direct compensation package. However, due to the terms of our Limited Liability Company Agreement, Oncor could not complete the Management Investment Opportunity without first obtaining the consent of Oncor’s majority investor. Since Mr. Nye provided the company with a check to complete his Management Investment Opportunity purchase in February 2011 but the required investor consent was not received until August, the O&C Committee indicated that it would accrue in his SARs dividend account the amount of dividends Mr. Nye would have accrued with respect to his SARs had the Management Investment Opportunity been completed at the time Mr. Nye provided Oncor with his check for the Management Investment Opportunity. The reported amount includes, $42,983 accrued prior to Mr. Nye’s August 2011 SARs grant.

Change in Control Policy

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

The Oncor Change in Control Policy provides for the payment of transition benefits to eligible executives if any of the following occur within 24 months following a change in control:

•

The executive is terminated without cause. Cause is defined as either (a) the definition in any executive’s applicable employment agreement or change in control agreement or (b) if there is no such employment or change in control agreement, cause exists: (i) if, in carrying out his or her duties to Oncor, an executive engages in conduct that constitutes (A) a breach of his or her fiduciary duty to Oncor, its subsidiaries or shareholders, (B) gross neglect or (C) gross misconduct resulting in material economic harm to Oncor or its subsidiaries, taken as a whole, or (ii) upon the indictment of the executive, or the plea of guilty or nolo contendere by the executive to, a felony or a misdemeanor involving moral turpitude.

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

“Change in control” is defined in the Oncor Change in Control Policy as the occurrence of the following, in one or a series of related transactions, (i) the sale of all or substantially all of the consolidated assets or capital stock of EFH Corp., Oncor Holdings or Oncor to a person (or group of persons acting in concert) who is not an affiliate of any member of the Sponsor Group; (ii) a merger, recapitalization or other sale by EFH Corp., any member of the Sponsor Group or their affiliates, to a person (or group of persons acting in concert) of the common stock of EFH Corp., no par value (“EFH Common Stock”) that results in more than 50% of the EFH Common Stock (or any resulting company after a merger) being held by a person (or group of persons acting in concert) that does not include any member of the Sponsor Group or any of their respective affiliates; or (iii) a merger, recapitalization or other sale of EFH Common Stock by EFH Corp., any member of the Sponsor Group or their affiliates, after which the Sponsor Group owns less than 20% of the EFH Common Stock, and has the ability to appoint less than a majority of the directors to the board of directors of EFH Corp. (or of any resulting company after a merger); and with respect to any of the events described in clauses (i) and (ii) above, such event results in any person (or group of persons acting in concert) gaining control of more seats on the board of directors of EFH Corp. than the Sponsor Group; provided however, that notwithstanding the foregoing, (x) clause (i) above shall be deemed not to include any reference to EFH Corp., and clauses (ii) and (iii) shall not apply, in each case, for purposes of interpreting the termination or applicability of any puts, calls or release from transfer restrictions upon transfers of equity interests of Oncor or Oncor Holdings, (y) clause (i) above shall be deemed not to include any reference to Oncor Holdings for purposes of interpreting the termination or applicability of any puts, calls or release from transfer restrictions upon transfers of equity interests of Oncor and (z) clause (i) above shall be deemed not to include any reference to Oncor for the purposes of interpreting the termination or applicability of any puts, calls or release from transfer restrictions upon the transfer of equity units of Oncor Holdings. In addition, should a change in control occur under clauses (i) through (iii) above with respect to the assets or capital stock of EFH Corp., a change in control will not be deemed to have occurred unless such change in control would result in the material amendment or interference with the separateness undertakings under our Limited Liability Company Agreement, or would adversely change or modify the definition of an independent director in our Limited Liability Company Agreement.

Our executive officers are eligible to receive the following under the Oncor Change in Control Policy:

•

A one-time lump sum cash severance payment in an amount equal to the greater of (i) a multiple (2 times for Mr. Shapard and 1 time for each other executive officer) of the sum of the executive’s (a) annualized base salary and (b) annual target incentive award for the year of termination or resignation, or (ii) the amount determined under Oncor’s severance plan for non-executive employees (which pays two weeks of an employee’s pay for every year of service up to and including 20 years of service, and three weeks pay for each additional full year of service);

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

•	Outplacement assistance at our expense for 18 months, in the case of Mr. Shapard, and one year, in the case of the other executive officers;

•	Any vested, accrued benefits to which the executive is entitled under the various employee benefit plans available to our employees; and

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

Our executive officers are eligible to receive the following under the Severance Plan:

•

A one-time lump sum cash severance payment in an amount equal to the greater of (i) the sum of (a) a multiple of two times for Mr. Shapard and one time for each other Named Executive Officer of the executive’s annualized base salary and (b) the executive’s annual target incentive award for the year of termination, or (ii) the amount determined under Oncor’s severance plan for non-executive employees (which pays two weeks of an employee’s pay for every year of service up to and including 20 years of service, and three weeks pay for each additional full year of service);

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

•	Outplacement assistance at the company’s expense for 18 months, in the case of Mr. Shapard, and one year, in the case of other executive officers; and

•	Any vested accrued benefits to which the executive is entitled under the various employee benefit plans available to our employees.

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

Director Compensation

The table below sets forth information regarding the aggregate compensation paid to the members of the board of directors during the fiscal year ended December 31, 2011. Directors who are officers of Oncor and directors who are not independent directors (as defined in the Limited Liability Company Agreement), do not receive any fees for service as a director. Oncor reimburses all directors for reasonable expenses incurred in connection with their services as directors.

Name	Fees Earned or Paid in Cash ($) (1)	All Other Compensation ($) (2)	Total ($)
Nora Mead Brownell	135,000	—	135,000
Thomas M. Dunning	185,000	4,594	189,594
Robert A. Estrada	150,000	1,149	151,149

Name	Fees Earned or Paid in Cash ($) (1)	All Other Compensation ($) (2)	Total ($)
Monte E. Ford	135,000	4,594	139,594
William T. Hill, Jr.	150,000	—	150,000
Richard W. Wortham III	150,000	2,297	152,297
Richard C. Byers	—	—	—
Thomas D. Ferguson (3)	—	—	—
Marc S. Lipschultz (3)	—	—	—
Jeffrey Liaw	—	—	—
Robert S. Shapard	—	—	—
Steven J. Zucchet	—	—	—

(1)	For 2011, independent directors on our board of directors each received a quarterly director’s fee of $33,750, and a quarterly director’s fee of $3,750 for serving on the Oncor Holdings board of directors, each of which was paid in cash in arrears. Each independent director that serves as a committee chair also receives an additional $3,750 quarterly director’s fee, and the lead independent director receives an additional $12,500 quarterly director’s fee. Each of Messrs. Estrada (Audit Committee), Hill (Nominating & Governance Committee) and Wortham (O&C Committee) received an additional $15,000 for service as committee chairman, and Mr. Dunning received an additional $50,000 for service as Oncor’s lead independent director. Non-independent directors do not receive any fees for serving on our board of directors. For a description of the independence standards applicable to our independent directors, see “Certain Relationships and Related Transactions, and Director Independence.”
(2)	Under the Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan (Director SARs Plan), dividends that are paid in respect of Oncor membership interests while the SARs are outstanding are credited to the SARs holder’s account as if the SARs were units of Oncor, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control. Amounts in this column represent the 2011 hypothetical dividends. SARs were granted in February 2009 to each of the independent directors who purchased Class B Interests, as discussed below. The SARs granted to these independent directors were as follows: Mr. Dunning: 20,000; Mr. Estrada: 5,000; Mr. Ford: 20,000; and Mr. Wortham: 10,000. As described below under “- Director SARs Plan”, the SARs are only exercisable upon the satisfaction of certain conditions. The cumulative amount of hypothetical dividends credited under the Director SARs Plan as of December 31, 2011 was $52,401.62 consisting of $19,055.13 ($7,809.50 in 2009, $6,651.25 in 2010 and $4,594.38 in 2011) attributable to Mr. Dunning, $4,763.78 ($1,952.38 in 2009, $1,662.81 in 2010 and $1,148.60 in 2011) attributable to Mr. Estrada, $19,055.13 ($7,809.50 in 2009, $6,651.25 in 2010 and $4,594.38 in 2011) attributable to Mr. Ford and $9,527.57 ($3,904.75 in 2009, $3,325.63 in 2010 and $2,297.19 in 2011) for Mr. Wortham.
(3)	Mr. Ferguson joined our board of directors effective January 7, 2011, replacing Marc S. Lipschultz. Neither Mr. Ferguson nor Mr. Lipschultz received any compensation from Oncor for serving on our board of directors.

As shown in the table above, each of our independent directors is paid a quarterly director’s fee. Our lead independent director and each committee chair receives an additional fee to compensate for the additional duties associated with those positions. In February 2012, our board of directors approved an additional annual payment of $20,000 to be paid quarterly, in arrears, to each of our Special Independent Directors (as defined in our Limited Liability Company Agreement) to compensate for their additional responsibilities as Special Independent Directors. The annual payment is effective beginning with each Special Independent Director’s service as of January 1, 2012. We are required by our Limited Liability Company Agreement to have at least two Special Independent Directors and our board of directors has classified Ms. Brownell and Mr. Hill as Special Independent Directors.

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

Director SARs Plan

On February 25, 2009, Oncor implemented the Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan (Director SARs Plan). The O&C Committee has the authority to administer the Director SARs Plan and to make awards under the Director SARs Plan subject to the receipt of necessary consents from Oncor’s majority owner as required under the Limited Liability Company Agreement. The awards under the Director SARs Plan will have a base price equal to the fair market value per unit of Oncor’s limited liability company interests (LLC Units) on the date of the grant and will allow participants to participate in the economic equivalent of the appreciation of the LLC Units. Each of the independent directors who purchased Class B Interests in January 2009 received one SAR for each Class B Interests purchased.

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

In addition, under the Director SARs Plan, dividends that are paid in respect of Oncor membership interests while the SARs are outstanding are credited to the SARs holder’s account as if the SARs were units of Oncor, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control. Approximately $52,402 of hypothetical dividends on the outstanding SARs has been credited to holders’ accounts as of December 31, 2011 under the Director SARs Plan.

The SARs may be exercised in part or in full prior to their termination. Upon the exercise of an award, the participant will be entitled to receive a cash payment equal to the product of (1) the difference between the fair market value per LLC Unit on the date giving rise to the payment and the fair market value as of the date of the award grant, and (2) the number of SARs exercised by the participant. In the event of an initial public offering of LLC Units or equity interests of a successor vehicle, the awards may be satisfied in equity interests of the public company, cash or a combination of both, at the election of Oncor’s board of directors.

Generally, awards under the Director SARs Plan terminate on the tenth anniversary of the grant, unless the participant’s service is earlier terminated. The Director SARs Plan will terminate on the later of February 25, 2019 or immediately following Oncor’s satisfaction of all of its payment obligations with respect to any outstanding awards, although Oncor’s board of directors does have the ability to terminate the plan earlier.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED EQUITY HOLDER MATTERS

Equity Compensation Plan Information

The following table presents information concerning the Stock Appreciation Rights Plan and Director Stock Appreciation Rights Plan (collectively, the Plans) at December 31, 2011. For a discussion of the Plans and the stock appreciation rights (SARs) issuable under the Plans, see “Directors, Executive Officers and Corporate Governance — Compensation Discussion & Analysis — Compensation Elements — Long-Term Incentives — Stock Appreciation Rights” and “Directors, Executive Officers and Corporate Governance – Director Compensation.”

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)(2)	—	—	—
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

(1)	As required by the terms of our Limited Liability Company Agreement, we obtained the consent of EFIH to issue SARs under the Plans. Consents from our other members were not solicited as they are not required under the Limited Liability Company Agreement.
(2)	Neither of the Plans results in the issuance of equity. Rather, SARs issued under the Plans give the holders the right to receive the economic value of the appreciation of our equity interests.

Our executive officers, certain key employees and independent members of our board of directors were given the option to purchase Class B Interests of Investment LLC in 2008 pursuant to the 2008 Management Investment Opportunity offered under the Equity Interests Plan. Each participant in the 2008 Management Investment Opportunity purchased Class B Interests at a price of $10.00 per unit, which was the same price per unit as the price per unit paid by Texas Transmission in connection with its November 2008 investment in Oncor. In August 2011, Mr. Nye purchased Class B Interests in Investment LLC for $12.25 per unit (the fair market value of the Class B Interests, as determined by our board of directors based on a third party independent analysis of fair market value) pursuant to the 2011 Management Investment Opportunity. Because the Class B Interests in each of the 2011 Management Investment Opportunity and the 2008 Management Investment Opportunity were purchased for fair market value, and it is expected that any future issuances under the Equity Interests Plan will be subject to the same purchase requirement, we do not consider the grants to be compensation. Refer to “Directors, Executive Officers and Corporate Governance — Compensation Discussion and Analysis — Compensation Elements — Long Term Incentives — Equity Interests Plan and Management Investment Opportunity” for a more detailed discussion of the Equity Interests Plan and Management Investment Opportunity.

Security Ownership of Equity Interests of Oncor of Certain Beneficial Owners and Management

The following table lists the number of limited liability company units (LLC Units) of Oncor beneficially owned by our directors and current executive officers and the holders of more than 5% of our LLC Units at February 15, 2012.

The amounts and percentages of LLC Units beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Name	Amount and Nature of Beneficial Ownership	Percent of Class
Oncor Electric Delivery Holdings Company LLC (1)(2)(3)(4)(5)	508,191,492	80.03%
Texas Transmission Investment LLC (6)	125,412,500	19.75%

Name of Director or Executive Officer
Nora Mead Brownell	—	—
Richard C. Byers (7)	—	—
Don J. Clevenger (8)	1,396,008	(11)
David M. Davis (8)	1,396,008	(11)
Thomas M. Dunning (8)	1,396,008	(11)
Robert A. Estrada (8)	1,396,008	(11)
Thomas D. Ferguson (4)	508,191,492	80.03%
Monte E. Ford (8)	1,396,008	(11)
William T. Hill, Jr.	—	—
Charles W. Jenkins III (8)	1,396,008	(11)
Jeffrey Liaw (9)	—	—
E. Allen Nye, Jr. (8)	1,396,008	(11)
Robert S. Shapard (8)	1,396,008	(11)
Richard W. Wortham III (8)	1,396,008	(11)
Steven J. Zucchet (10)	—	—
All directors and current executive officers as a group (20 persons)	509,587,500	80.25%

(1)	Oncor Electric Delivery Holdings Company LLC (Oncor Holdings) beneficially owns 508,191,492 LLC Units of Oncor. The sole member of Oncor Holdings is EFIH, whose sole member is EFH Corp. The address of each of Oncor Holdings, EFIH and EFH Corp. is 1601 Bryan Street, Dallas, TX 75201. Texas Holdings beneficially owns 98.99% of the outstanding shares of EFH Corp. The sole general partner of Texas Holdings is Texas Energy Future Capital Holdings LLC (Texas Capital), which, pursuant to the Amended and Restated Limited Partnership Agreement of Texas Holdings, has the right to vote all of the EFH Corp. shares owned by Texas Holdings. The TPG Funds, the Goldman Entities and the KKR Entities (each as defined below, and collectively, the Texas Capital Funds) collectively own 91.08% of the outstanding units of Texas Capital. The Texas Capital Funds exercise control over Texas Capital and each has the right to designate and remove the managers of Texas Capital appointed by such Texas Capital Fund. Because of these relationships, each of the Texas Capital Funds may be deemed to have beneficial ownership of the shares of EFH Corp. owned by Texas Holdings and the LLC Units owned by Oncor Holdings, but each disclaims beneficial ownership of such shares of EFH Corp. and LLC Units. The address of both Texas Holdings and Texas Capital is 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(2)	EFIH has pledged 100% of its equity interests in Oncor Holdings to holders of certain of its secured notes as security for such notes. In the event of certain defaults by EFIH under its related obligations, these holders could exercise their pledge rights and a change in control of Oncor could occur.
(3)	The TPG Funds (as defined below) beneficially own 302,923,439.752 units of Texas Capital, representing 27.01% of the outstanding units, including (i) 271,639,218.931 units held by TPG Partners V, L.P., a Delaware limited partnership (TPG Partners V), whose general partner is TPG GenPar V, L.P., a Delaware limited partnership (TPG GenPar V), whose general partner is TPG GenPar V Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership (TPG Holdings), (ii) 29,999,994.650 units held by TPG Partners IV, L.P., a Delaware limited partnership (TPG Partners IV), whose general partner is TPG GenPar IV, L.P., a Delaware limited partnership, whose general partner is TPG GenPar IV Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings, (iii) 710,942.673 units held by TPG FOF V-A, L.P., a Delaware limited partnership (TPG FOF A), whose general partner is TPG GenPar V and (iv) 573,283.498 units held by TPG FOF V-B, L.P., a Delaware limited partnership (TPG FOF B and, together with TPG Partners V, TPG Partners IV and TPG FOF A, the TPG Funds), whose general partner is TPG GenPar V. The general partner of TPG Holdings is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (Group Advisors). David Bonderman and James G. Coulter are directors, officers and sole shareholders of Group Advisors and may therefore be deemed to beneficially own the units held by the TPG Funds. David Bonderman is also a manager of Texas Capital. Messrs. Bonderman and Coulter disclaim beneficial ownership of the LLC Units held by Texas Holdings except to the extent of their pecuniary interest therein. The address of Group Advisors and Messrs. Bonderman and Coulter is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.
(4)	GS Capital Partners VI Fund, L.P., GSCP VI Offshore TXU Holdings, L.P., GSCP VI Germany TXU Holdings, L.P., GS Capital Partners VI Parallel, L.P., GS Global Infrastructure Partners I, L.P., GS Infrastructure Offshore TXU Holdings, L.P. (GSIP International Fund), GS Institutional Infrastructure Partners I, L.P., Goldman Sachs TXU Investors L.P. and Goldman Sachs TXU Investors Offshore Holdings, L.P. (collectively, Goldman Entities) beneficially own 303,094,945.954 units of Texas Capital, representing 27.02% of the outstanding units. Affiliates of The Goldman Sachs Group, Inc. (Goldman Sachs) are the general partner, managing general partner or investment manager of each of the Goldman Entities, and each of the Goldman Entities shares voting and investment power with certain of their respective affiliates. Each of Goldman Sachs and the Goldman Entities disclaims beneficial ownership of such shares of EFH Corp. and LLC Units except to the extent of its pecuniary interest therein. Mr. Ferguson is a manager of Texas Capital and an executive with an affiliate of Goldman Sachs. By virtue of his position in relation to Texas Capital and the Goldman Entities, Mr. Ferguson may be deemed to have beneficial ownership with respect to the units of Texas Capital held by the Goldman Entities. Mr. Ferguson disclaims beneficial ownership of the LLC Units held by Oncor Holdings except to the extent of his pecuniary interest in those units. The address of each entity and individual listed in this footnote is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York 10004.
(5)	KKR 2006 Fund L.P., KKR PEI Investments, L.P., KKR Partners III, L.P., KKR North American Co-Invest Fund I L.P. and TEF TFO Co-Invest, LP (collectively, KKR Entities) beneficially own 415,473,419.680 units of Texas Capital, representing 37.05% of the outstanding units. The KKR Entities disclaim beneficial ownership of any shares of EFH Corp. and LLC Units in which they do not have a pecuniary interest. KKR & Co. L.P., as the holding company of affiliates that directly or indirectly control the KKR Entities, other than KKR Partners III, LP., may be deemed to share voting and dispositive power with respect to the shares of EFH Corp. and LLC Units beneficially owned by such KKR Entities, but disclaims beneficial ownership of such shares of EFH Corp. and LLC Units except to the extent of their pecuniary interest in those shares of EFH Corp. and LLC Units. As the designated members of KKR Management LLC (which is the general partner of KKR & Co. L.P.) and the managing members of KKR III GP LLC (which is the general partner of KKR Partners III, L.P.), Henry R. Kravis and George R. Roberts may be deemed to share voting and dispositive power with respect to the shares of EFH Corp. and LLC Units beneficially owned by the KKR Entities but disclaim beneficial ownership of such shares of EFH Corp. and LLC Units except to the extent of their pecuniary interest in those shares of EFH Corp. and LLC Units. The address of each entity and individual listed in this footnote is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, New York 10019
(6)	Texas Transmission Investment LLC (Texas Transmission) beneficially owns 125,412,500 LLC Units of Oncor. The sole member of Texas Transmission is Texas Transmission Holdings Corporation (TTHC). The address of each of Texas Transmission and TTHC is 1105 North Market Street, Suite 1300, Wilmington, DE 19801. BPC Health Corporation (BPC Health) and Borealis Power Holdings Inc. (Borealis Power) may be deemed, as a result of their ownership of 49.5% of the shares of Class A Common Stock of TTHC (Class A Shares) and 49.5% of the shares of Class B Common Stock of TTHC (Class B Shares), respectively, and certain provisions of TTHC’s Shareholders Agreement (which provide that BPC Health and Borealis Power, when acting together with Cheyne Walk Investment Pte Ltd (Cheyne Walk) or Hunt Strategic Utility Investment, L.L.C. (Hunt Strategic), may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. OMERS Administration Corporation (OAC) beneficially owns BPC Health and, therefore, OAC may also be deemed to have beneficial ownership of such LLC Units. Borealis Power is wholly-owned by Borealis Infrastructure Corporation and Borealis Management Trust owns 70% of the voting shares of Borealis Infrastructure Corporation. The trustee of Borealis Management Trust is Borealis Infrastructure Holdings Corporation and, therefore, Borealis Infrastructure Holdings Corporation may also be deemed to have beneficial ownership of such LLC Units. The address of OAC is One University Avenue, Suite 700, Toronto, Ontario M5J 2P1, Canada. The address of Borealis Infrastructure Holdings Corporation is 66 Wellington Street West, Suite 3600, Toronto, Ontario, M5K 1N6, Canada. Cheyne Walk Investment Pte Ltd (Cheyne Walk) may be deemed, as a result of its ownership of 49.5% of each of the Class A Shares and the Class B Shares, and certain provisions of TTHC’s Shareholders Agreement (which provide that Cheyne Walk, when acting together with BPC Health and Borealis Power or Hunt Strategic, may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. Government of Singapore Investment Corporation Pte Ltd (GIC) beneficially owns Cheyne Walk and therefore GIC may also be deemed to have beneficial ownership of such LLC Units. The address of each of Cheyne Walk and GIC is 168 Robinson Road, #37-01, Capital Tower, Singapore 068912. Hunt Strategic Utility Investment, L.L.C. (Hunt Strategic) may be deemed, as a result of its ownership of 1% of each of the Class A Shares and the Class B Shares, and certain provisions of TTHC’s Shareholders Agreement (which provide that Hunt Strategic, when acting together with BPC Health and Borealis Power or Cheyne Walk, may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. Ray L. Hunt (Hunt) beneficially owns Hunt Strategic and therefore Hunt may also be deemed to have beneficial ownership of such LLC Units. The address of each of Hunt Strategic and Hunt is 1900 North Akard, Dallas, Texas 75201.
(7)	Richard Byers is a director of TTHC and a director and Executive Vice President of BPC Health and Borealis Power. Mr. Byers does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units held by Texas Transmission. The address of Mr. Byers is c/o Borealis Infrastructure Management Inc., Royal Bank Plaza, South Tower, 200 Bay Street, Suite 2100, Toronto, ON M5J 2J2.
(8)	Includes the 1,396,008 equity interests owned by Oncor Management Investment LLC (Investment LLC). The managing member of Investment LLC is Oncor, which holds all of the outstanding voting interests of Investment LLC. The management and board of directors of Oncor may be deemed, as a result of their management of Oncor, to have shared voting or dispositive power. The following Named Executive Officers and directors each beneficially own the following amounts of the outstanding non-voting membership interests of Investment LLC: Mr. Clevenger: 50,000 (including 8,702.9 of the aggregate outstanding non-voting membership interests that are held by the Salary Deferral Program on Mr. Clevenger’s behalf), Mr. Davis: 50,000 (including 19,868.4 of the aggregate outstanding non-voting membership interests that are held by the Salary Deferral Program on Mr. Davis’s behalf), Mr. Dunning: 20,000 (held by a family limited partnership, of which Mr. Dunning serves as managing general partner), Mr. Estrada: 5,000, Mr. Ford: 20,000, Mr. Jenkins: 75,000 (including 14,509.4 of the aggregate outstanding non-voting membership interests that are held by the Salary Deferral Program on Mr. Jenkins’s behalf), Mr. Nye, 18,368, Mr. Shapard: 300,000 (held by a family limited partnership, of which Mr. Shapard serves as general partner) and Mr. Wortham: 10,000 (held by a revocable trust, of which Mr. Wortham serves as trustee and beneficiary). Each of the persons referenced in this footnote disclaims beneficial ownership of such equity interests except to the extent of their pecuniary interest in those equity interests. See “Compensation Discussion and Analysis — Compensation Elements — Long-Term Incentives — Equity Interests Plan and Management Investment Opportunity” for a discussion of investments in Investment LLC by certain of Oncor’s executive officers and “Director Compensation” for a discussion of investments in Investment LLC by certain of Oncor’s independent directors. The address of each individual named in this footnote is c/o Oncor Management Investment LLC, c/o Oncor Electric Delivery Company LLC, 1601 Bryan Street, 22nd Floor, Dallas, Texas, 75201, Attn: Legal Department.
(9)	Jeffrey Liaw is a TPG principal and a manager of Texas Capital. Mr. Liaw does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units held by Oncor Holdings. The address of Mr. Liaw is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(10)	Mr. Zucchet is a director and Senior Vice President of TTHC and a Senior Vice President of Borealis Power. Mr. Zucchet does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units held by Texas Transmission. The address of Mr. Zucchet is c/o Borealis Infrastructure Management Inc., Royal Bank Plaza, South Tower, 200 Bay Street, Suite 2100, Toronto, ON M5J 2J2.
(11)	Less than 1% beneficial ownership.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The related person transactions policy described above also does not apply to transactions with EFH Corp. Group Members (as defined below), which are subject to restrictions set forth in our Limited Liability Company Agreement. Accordingly, the transactions with EFH Corp. or its subsidiaries were not approved by the board of directors or Audit Committee and were approved by our management.

Our Limited Liability Company Agreement requires certain separate under takings and provides that we will maintain an arm’s length relationship with EFH Corp., its successors, its subsidiaries and any individual or entity controlling or owning, directly or indirectly, more than 49% of our outstanding equity interests (collectively, the EFH Group Members), other than Oncor Holdings, Texas Transmission and each of their subsidiaries and only enter into transactions, other than certain specified transactions, with the EFH Group Members that are both (i) on a commercially reasonable basis, and (ii) if such transaction is material, approved by (a) a majority of the members of our board of directors, and (b) prior to a Trigger Event (as defined in our Limited Liability Company Agreement), the directors appointed by Texas Transmission, at least one of whom must be present and voting in order to approve the transaction.

Related Party Transactions

Transactions with EFH Corp. and its Subsidiaries

Transactions described below were between us and either EFH Corp. or its wholly-owned subsidiaries (other than the subsidiary described under “– Limited Partnership Interest”) and were approved by our management.

Transactions with TCEH

We record revenue from TCEH, principally for electricity delivery fees, which totaled $1.0 billion, $1.1 billion and $1.0 billion for the years ended December 31, 2011, 2010 and 2009, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheets at December 31, 2011 and 2010 reflect receivables from TCEH totaling $138 million and $143 million, respectively, primarily related to these electricity delivery fees. These revenues included approximately $2 million for each of the years ended December 31, 2011, 2010 and 2009 pursuant to a transformer maintenance agreement with TCEH.

We recognize interest income from TCEH with respect to our generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Bondco, our bankruptcy-remote financing subsidiary. The interest income, which is received on a monthly basis, serves to offset our interest expense on the transition bonds. This interest income totaled $32 million, $37 million and $42 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Incremental amounts payable related to income taxes as a result of delivery fee surcharges to customers related to transition bonds are reimbursed by TCEH. Our financial statements reflect a note receivable from TCEH of $179 million ($41 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2011 and $217 million ($39 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2010, related to these income taxes.

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH’s balance sheet) is funded by a delivery fee surcharge we collect from REPs and remit monthly to TCEH. Delivery fee surcharges totaled $17 million for the year ended December 31, 2011 and $16 million for each of the years ended December 31, 2010 and 2009. These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (also reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability (also reported on TCEH’s balance sheet) are offset by a net change in our intercompany receivable/payable, which in turn results in a change in our reported net regulatory asset/liability. The regulatory liability of $225 million and $206 million at December 31, 2011 and 2010, respectively, represents the excess of the trust fund balance over the net decommissioning liability.

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

Our PUCT-approved tariffs include requirements to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Bondco. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at December 31, 2011 and 2010, TCEH had posted letters of credit in the amounts of $12 million and $14 million, respectively, for our benefit.

Services provided by EFH Subsidiaries

EFH Corp. subsidiaries charge us for certain administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $34 million, $36 million and $22 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Services provided to EFH Subsidiaries

Subsidiaries of EFH Corp. paid us $58,000, $646,000 and $696,000 for the years ended December 31, 2011, 2010 and 2009, respectively, with respect to services we provided to EFH Corp. subsidiaries (excluding revenue, including electricity delivery fees, collected from TCEH). These services included waste management and fleet management for the year ended December 31, 2011 and environmental health and safety lab, waste management and fleet management for the years ended December 31, 2010 and 2009.

Warehouse transactions

We and EFH Corp. subsidiaries occasionally issue materials from our warehouses and bill each other for these transactions. We paid EFH Corp. subsidiaries zero for each of the years ended December 31, 2011 and 2010 and $2 million for the year ended December 31, 2009 related to warehouse transactions. EFH Corp. subsidiaries paid us $210,000, $1 million and $3 million related to warehouse transactions for the years ended December 31, 2011, 2010 and 2009, respectively.

Real Estate Transactions/Shared Facilities

We and EFH Corp. subsidiaries also bill each other for shared facilities. Our payments to EFH Corp. and/or its subsidiaries with respect to shared facilities (including lease payments, utilities and telecommunications equipment) totaled $4 million for each of the years ended December 31, 2011, 2010 and 2009. Payments we received from EFH Corp. and/or its subsidiaries with respect to shared facilities totaled $840,000, $374,000 and $669,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

In December 2009, we paid TCEH (Luminant Generation Company) $2 million to purchase 279.808 acres of land in fee and distribution and transmission easements at Parkdale Steam Electric Station. The purchase price was the appraised market value of the property.

Pension and OPEB Plans

We are a participating employer in the EFH Retirement Plan (a defined benefit pension plan sponsored by EFH Corp.). We also participate in the health care and life insurance benefit plan (OPEB Plan) offered by EFH Corp. to eligible employees of EFH Corp. and its subsidiaries and their eligible dependents upon the retirement of such employees from us. PURA provides for our recovery of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility. These costs are associated with our active and retired employees as well as active and retired personnel engaged in other EFH Corp. activities related to service prior to the deregulation and disaggregation of EFH Corp.’s businesses effective January 1, 2002. Accordingly, we entered into an agreement with TCEH whereby we assumed responsibility for applicable pension and OPEB costs related to those personnel. In 2011, 2010 and 2009, we made cash contributions to the EFH Retirement Plan totaling $172 million, $40 million and $66 million, respectively and to the OPEB Plan totaling $18 million for each of the three years. For further information on the EFH Corp. pension and OPEB plans, see Note 12 to Financial Statements and “Risk Factors — The costs of providing pension and OPEB and related funding requirements may have a material adverse effect on our results of operations and financial condition.”

Limited Partnership Interest

We have a 19.5% limited partnership interest, with a carrying value of less than $1 million at December 31, 2011 and 2010, in an EFH Corp. subsidiary holding principally software-related assets. Equity losses related to this interest are reported in other deductions and totaled less than $1 million for the year ended December 31, 2011 and $2 million for each of the years ended December 31, 2010 and 2009, respectively. These losses primarily represent amortization of software assets held by the subsidiary.

Agreements with Oncor Members

Tax-Sharing Agreement

Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., we are generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return. In addition, consistent with the tax sharing agreement, we remit to EFH Corp. Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return. Our results are included in the consolidated Texas state margin tax return filed by EFH Corp. See Note 1 to Financial Statements under “Income Taxes.” Under the in lieu of tax concept, all in lieu of tax assets and liabilities represent amounts that will eventually be settled with our members. At December 31, 2011, we had amounts receivable from members under the agreement totaling $27 million ($22 million from EFH Corp. and $5 million from Texas Transmission and Investment LLC), which is due in 2012, and a current state income tax payable to EFH Corp. of $22 million, which are reported as a net current tax receivable from members of $5 million. At December 31, 2010, we had amounts receivable from members under the agreement totaling $93 million ($72 million from EFH Corp. and $21 million from Texas Transmission and Investment LLC). We have recorded liabilities in lieu of deferred income taxes of $2,018 million and $1,827 million and for uncertain tax positions of $147 million and $100 million as of December 31, 2011 and 2010, respectively. We received net income tax refunds from members totaling $114 million (including $25 million in federal income tax-related refunds from members other than EFH Corp.) in the year ended December 31, 2011. We made net income tax payments of $128 million (including $21 million in federal income tax-related payments to members other than EFH Corp.) and $28 million (including $9 million in federal income tax-related payments to members other than EFH Corp.) in the years ended December 31, 2010 and 2009, respectively.

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

Second Amended and Restated Limited Liability Company Agreement of Oncor

The Second Amended and Restated Limited Liability Company Agreement of Oncor (as amended, Limited Liability Company Agreement), among other things, sets out the members’ respective governance rights in respect of their ownership interests in Oncor. Among other things, the Limited Liability Company Agreement provides for the management of Oncor by a board of directors consisting of 11 members, including at least six Independent Directors (as defined in the Limited Liability Company Agreement), two directors designated directly or indirectly by Texas Transmission (subject to certain conditions), two directors designated indirectly by EFH Corp. and one director that is also an officer of Oncor. Texas Transmission also has the right to designate one non-voting observer to the board of directors, who is entitled to attend all meetings of the board of directors (subject to certain exceptions) and receive copies of all notices and materials provided to the board of directors.

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

Transactions with the Sponsor Group

In October 2007, we entered into our $2 billion secured revolving credit facility with a syndicate of financial institutions and other lenders. The original syndicate included affiliates of GS Capital Partners, a member of the Sponsor Group. Affiliates of GS Capital Partners have from time to time engaged in commercial banking transactions with us in the normal course of business. On October 11, 2011, we amended and restated the secured revolving credit facility. The syndicate, under the amended and restated revolving credit facility, did not include affiliates of GS Capital Partners or any other member of the Sponsor Group. At December 31, 2011, members of the Sponsor Group had no outstanding commitments in the revolving credit facility.

During the year-to-date period ending October 10, 2011 and each of the years ended December 31, 2010 and 2009, the largest principal amount outstanding under the revolving credit facility attributable to the lender commitments of affiliates of GS Capital Partners was $76 million, $55 million and $25 million, respectively. Under the terms of the revolving credit facility, their commitments to make loans were and are several and not joint. Interest rates under the revolving credit facility for these periods ranged from 0.46% to 0.54%, 0.52% to 0.75% and 0.58% to 1.98%, respectively. Since October 11, 2011, we have had no outstanding borrowings or commitments under the revolving credit facility attributable to the lender commitments of affiliates of GS Capital Partners.

At each of December 31, 2011, 2010 and 2009, we had outstanding borrowings under the revolving credit facility attributable to the lender commitments of affiliates of GS Capital Partners totaling zero, $15 million and $25 million, respectively, with interest rates of 0.53% at December 31, 2010 and 0.58% at December 31, 2009.

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

Goldman, Sachs & Co. (Goldman), an affiliate of the Sponsor Group, received $285,000 in fees for serving as a senior co-dealer manager in our offer to exchange up to an aggregate of $675 million outstanding senior secured notes for new senior secured notes (New Notes) in a private placement exchange that closed in October 2010 and was subsequently registered pursuant to the terms of a registration rights agreement in April 2011. This transaction was ratified by our Audit Committee in accordance with our related party transactions policy. See Note 7 to Financial Statements for information regarding the debt exchange.

In September 2010, we completed a $475 million senior secured notes private placement offering. In conjunction with the offering, we entered into a registration rights agreement with various investment banks as representatives of the initial purchasers in the private placement. KKR Capital Markets LLC, an affiliate of KKR (a member of the Sponsor Group), received $125,000 in fees for serving as a co-manager in the offering. Affiliates of KKR Capital Markets LLC collectively own an approximately 37% membership interest in the general partner of Texas Energy Future Holdings Limited Partnership (TEF), the parent of EFH Corp., as well as a limited partnership interest in TEF. Certain KKR Capital Markets LLC executives have interests in such affiliated entities. This transaction was ratified by our Audit Committee in accordance with our related-party transactions policy.

We have entered into, and may continue to enter into, arrangements with members of the Sponsor Group and/or their respective affiliates to use their products and services in the ordinary course of their business, which often result in revenues to members of the Sponsor Group or their respective affiliates in excess of $120,000 annually.

Agreements with Management and Directors

Consulting Agreement

We entered into a consulting agreement with Rob D. Trimble III effective upon his retirement from the company on April 1, 2010, and amended the consulting agreement on August 16, 2011. Mr. Trimble served as our President until his retirement. Under the consulting agreement, Mr. Trimble serves as an advisor to our executive management and transitions his knowledge and experience to our management. The original agreement provided for an annual retainer of $150,000, and was amended and extended in August 2011 to provide for annual retainers of $75,000 in 2011 and 2012. The amended agreement expires March 31, 2013. Mr. Trimble was paid $75,000 and $150,000, respectively, for the consulting services he provided in 2011 and 2010. The consulting agreement also provides that we will reimburse Mr. Trimble for the cost of financial planning services and an annual physical health examination. In 2011 and 2010, we paid Mr. Trimble $9,230 and $8,875, respectively, for financial planning services, and $0 and $1,624, respectively, for a physical health examination. Either party may terminate the agreement upon written notice to the other party. In the event Mr. Trimble terminates the consulting agreement, or in the event of certain terminations of the consulting agreement by us, Mr. Trimble will be required to reimburse to us a pro-rated portion of any retainer received for the year in which termination occurs.

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

In addition, our Limited Liability Company Agreement requires that two of the six independent members of our board of directors also meet additional independence qualifications. These directors, known as special independent directors, may not, during their service as a director or at any time in the five years preceding their appointment, be (i) a direct or indirect legal or beneficial owner in Oncor, Oncor Holdings or any of the Non-Ring Fenced Entities, (ii) a creditor; supplier; employee; officer; director; family member of any officer, employee or director; manager or contractor of Oncor, Oncor Holdings or any of the Non-Ring Fenced Entities, or (iii) a person who controls (directly, indirectly or otherwise) Oncor, Oncor Holdings or any of the Non-Ring Fenced Entities or any creditor, supplier, employee, officer, director, manager or contractor of Oncor, Oncor Holdings or any of the Non-Ring Fenced Entities. However, a director will not be precluded from being deemed a special independent director if such director otherwise meets the requirements but (i) indirectly or beneficially owns stock through a mutual fund or similar diversified investment vehicle (other than investment vehicles affiliated with KKR, TPG Capital, L.P. or Goldman Sachs & Co.), or (ii) directly or indirectly legally or beneficially owns interests in a Non-Ring Fenced Entity, if such ownership does not exceed one percent of the net worth of such director. A special independent director may also serve as an independent director of Oncor Holdings or any of Oncor’s subsidiaries.

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

Our board of directors has designated an Audit Committee, Nominating and Governance Committee and Organization and Compensation Committee to exercise certain powers and authorities of the board of the directors. Members of these committees are not required by our Limited Liability Company Agreement or board of directors to meet any independence standards. Mr. Liaw has served on the Organization and Compensation Committee since the committee’s inception, and Mr. Zucchet was appointed to such committee effective May 5, 2010. Mr. Byers was appointed to the Audit Committee effective December 19, 2008. Mr. Ferguson and Mr. Zucchet were appointed to the Nominating and Governance Committee effective February 15, 2011. None of Mr. Liaw, Mr. Zucchet, Mr. Byers or Mr. Ferguson qualifies as an independent director for purposes of our Limited Liability Company Agreement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP is our independent auditor.

In 2008, our Audit Committee adopted a policy governing to the engagement of our independent auditor. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, our independent auditor may be engaged to provide non-audit services as described herein. Prior to engagement, all services to be rendered by the independent auditor must be authorized by our Audit Committee in accordance with pre-approval procedures which are defined in the policy. The pre-approval procedures require:

1.	the annual review and pre-approval by our Audit Committee of all anticipated audit and non-audit services, and

2.	the quarterly pre-approval by our Audit Committee of services, if any, not previously approved and the review of the status of previously approved services.

Our Audit Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed in 2011 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (Deloitte & Touche) were pre-approved by our Audit Committee.

The policy defines those non-audit services which our independent auditor may also be engaged to provide as follows:

1.	Audit-related services, including:

a.	due diligence, accounting consultations and audits related to mergers, acquisitions and divestitures;

b.	employee benefit plan and political action plan audits;

c.	accounting and financial reporting standards consultation;

d.	internal control reviews, and

e.	attest services, including agreed-upon procedures reports that are not required by statute or regulation.

2.	Tax-related services, including:

a.	tax compliance;

b.	general tax consultation and planning;

c.	tax advice related to mergers, acquisitions and divestitures, and

d.	communications with and request for rulings from tax authorities.

3.	Other services, including:

a.	process improvement, review and assurance;

b.	litigation and rate review assistance;

c.	forensic and investigative services, and

d.	training services.

The policy prohibits us from engaging our independent auditor to provide:

1.	bookkeeping or other services related to our accounting records or financial statements;

2.	financial information systems design and implementation services;

3.	appraisal or valuation services, fairness opinions or contribution-in-kind reports;

4.	actuarial services;

5.	internal audit outsourcing services;

6.	management or human resources functions;

7.	broker-dealer, investment advisor or investment banking services;

8.	legal and expert services unrelated to the audit, and

9.	any other service that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible.

In addition, the policy prohibits our independent auditor from providing tax or financial planning advice to any of our officers.

The policy also contains the following standard of conduct for our independent auditor related to staffing and conducting its annual audit:

1.	no member performing the audit of our financial statements will be under the direction of the lead member of such firm conducting the financial statement audit work for EFH Corp.;

2.	the audit team will reach its own conclusions as to the sufficiency and adequacy of the audit procedures necessary to conduct the audit;

3.	the audit team accepts the sole responsibility for the opinion on our financial statements;

4.	the audit team may use other EFH Corp. auditors as a service provider;

5.	the audit team may consider the EFH Corp. Sarbanes-Oxley Act compliance audit team as a service provider;

6.	the audit team may consider the EFH Corp. tax compliance audit team as a service provider;

7.	the audit team is not prohibited from sharing the results of its audit procedures or conclusions with the EFH Corp. audit team so that an opinion on EFH Corp.’s consolidated financial statements can be rendered;

8.	our independent auditor shall be bound by the professional standards and the Rules for the Accounting Profession of the Texas State Board of Public Accountancy regarding confidentiality of client information;

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

For the years ended December 31, 2011 and 2010, fees billed (in US dollars) to us by Deloitte & Touche were as follows:

	2011	2010
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$1,454,000	$1,518,000
Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	71,000	110,000
Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	—	—
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews and litigation and rate review assistance	—	—

Total	$1,525,000	$1,628,000

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits:

Exhibits	Previously Filed* With File Number	As Exhibit
3(i)	Articles of Incorporation

3(a)	333-100240 Form 10-Q (filed November 14, 2007)	3(a)	—	Certificate of Formation of Oncor Electric Delivery Company LLC.

3(ii)	By-laws

3(b)	333-100240 Form 10-Q (filed November 6, 2008)	3(a)	—	Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, dated as of November 5, 2008, by and among Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Oncor Management Investment LLC.

3(c)	333-100240 2008 Form 10-K (filed March 3, 2009)	3(c)	—	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, entered into as of February 18, 2009, by and among Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Oncor Management Investment LLC

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.

4(b)	001-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(c)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2012 and 7.000% Senior Notes due 2032.

4(d)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2015 and 7.250% Senior Notes due 2033.

4(e)	333-100240 Form 10-Q (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated May 15, 2008, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(f)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.

Exhibits	Previously Filed* With File Number	As Exhibit
4(g)	333-100240 Form 10-Q (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated May 15, 2008, to Indenture and Deed of Trust, dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(h)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 5% Debentures due 2007 and 7% Debentures due 2022.

4(i)	333-100240 Form 8-K (filed September 9, 2008)	4.1	—	Officer’s Certificate, dated September 8, 2008, establishing the terms of Oncor Electric Delivery Company LLC’s 5.95% Senior Secured Notes due 2013, 6.80% Senior Secured Notes due 2018 and 7.50% Senior Secured Notes due 2038.

4(j)	333-100240 Form 10-Q (filed November 6, 2008)	4(c)	—	Investor Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

4(k)	333-100240 Form 10-Q (filed November 6, 2008)	4(d)	—	Registration Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Energy Future Holdings Corp. and Texas Transmission Investment LLC.

4(l)	333-100240 Form 10-Q (filed May 15, 2008)	4(a)	—	Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, by Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York, as Collateral Agent.

4(m)	333-100240 2008 Form 10-K (filed March 3, 2009)	4(n)	—	First Amendment to Deed of Trust, dated as of March 2, 2009, by and between Oncor Electric Delivery Company LLC and The Bank of New York Mellon (formerly The Bank of New York) as Collateral Agent.

4(n)	333-100240 Form 8-K (filed September 3, 2010)	10.1	—	Second Amendment to Deed of Trust, Security Agreement and Fixture Filing dated as of September 3, 2010 by and between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon, as Collateral Agent.

4(o)	333-100240 Form 8-K (filed November 15, 2011)	10.1	—	Third Amendment to Deed of Trust, Security Agreement and Fixture Filing dated November 10, 2011 by and between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to the Bank of New York Mellon, formerly The Bank of New York), as Collateral Agent.

4(p)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer’s Certificate, dated September 13, 2010, establishing the terms of Oncor’s 5.25% Senior Secured Notes due 2040.

Exhibits	Previously Filed* With File Number	As Exhibit
4(q)	333-100240 Form 8-K (filed October 12, 2010)	4.1	—	Officer’s Certificate, dated October 8, 2010, establishing the terms of Oncor’s 5.00% Senior Secured Notes due 2017 and 5.75% Senior Secured Notes due 2020.

4(r)	333-100240 Form 8-K (filed November 23, 2011)	4.1	—	Officer’s Certificate, dated November 23, 2011, establishing the terms of Oncor’s 4.55% Senior Secured Notes due 2041.

4(s)	333-100240 Form 8-K (filed November 23, 2011)	4.2	—	Registration Rights Agreement, dated November 23, 2011, among Oncor Electric Delivery Company LLC and the representatives of the initial purchasers of Oncor’s 4.55% Senior Secured Notes due 2041.

(10)	Material Contracts.

Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)	333-100240 2007 Form 10-K (filed March 31, 2008)	10(i)	—	Oncor Electric Delivery Company LLC Non-employee Director Compensation Arrangement.

10(b)	333-100240 Form 8-K (filed February 23, 2009)	10.1	—	Form of Management Stockholder Agreement (Senior Management Form).

10(c)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(l)	—	Form of Director Stockholder’s Agreement.

10(d)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(m)	—	Form of Director Sale Participation Agreement.

10(e)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(n)	—	Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan.

10(f)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(o)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Director Stock Appreciation Rights Plan.

10(g)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(p)	—	2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its affiliates.

10(h)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(q)	—	Form of Sale Participation Agreement (Management Form).

10(i)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(r)	—	Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan.

Exhibits	Previously Filed* With File Number	As Exhibit
10(j)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(s)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Stock Appreciation Rights Plan.

10(k)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(p)	—	Oncor Salary Deferral Program.

10(l)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(q)	—	Oncor Supplemental Retirement Plan.

10(m)	001-12833 2005 Form 10-K (filed March 6, 2006)	10(gg)	—	EFH Split Dollar Life insurance Program, as amended and restated, executed March 2, 2006, effective as of May 20, 2005.

10(n)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(n)	—	Amendment to the EFH Split Dollar Life Insurance Program, effective as of October 10, 2007.

10(o)	333-100240 Form 8-K (filed April 7, 2010)	10.1	—	Contract for Services by and between Oncor Electric Delivery Company LLC and Rob D. Trimble, III.

10(p)	333-100240 Form S-1 (filed August 24, 2011)	10(aa)	—	Amendment No. 1 to Contract for Services by and between Oncor Electric Delivery Company LLC and Rob D. Trimble, III.

10(q)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(w)	—	Oncor Electric Delivery Company LLC Executive Change in Control Policy.

10(r)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(x)	—	Oncor Electric Delivery Company LLC Executive Severance Plan and Summary Plan Description.

10(s)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(y)	—	Oncor Electric Delivery Company LLC Second Amended and Restated Executive Annual Incentive Plan.

10(t)	333-100240 Form 10-Q (filed July 29, 2011)	10(a)	—	Oncor Electric Delivery Company LLC Third Amended and Restated Executive Annual Incentive Plan.

Exhibits	Previously Filed* With File Number	As Exhibit
Credit Agreements

10(u)	333-100240 Form 10-Q (filed November 14, 2007)	10(a)	—	$2,000,000,000 Revolving Credit Agreement, dated as of October 10, 2007, among Oncor Electric Delivery Company LLC, as the borrower, the several lenders from time-to-time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, fronting bank and swingline lender, Citibank, N.A., as syndication agent and fronting bank, Credit Suisse, Cayman Islands Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Morgan Stanley Senior Funding, Inc. as co-documentation agents, J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and bookrunners.

10(v)	333-176464 Form S-1 (filed August 24, 2011)	10(cc)	—	Amendment No. 1, dated as of August 4, 2011, to the Revolving Credit Agreement, dated as of October 10, 2007.

10(w)	333-100240 Form 8-K (filed October 11, 2011)	10.1	—	Amended and Restated Revolving Credit Agreement, dated as of October 11, 2011, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, JPMorgan Chase Bank, N.A., as swingline lender, and JPMorgan Chase Bank, N.A., Barclays Bank PLC, The Royal Bank of Scotland plc, Bank of America, N.A. and Citibank, N.A., as fronting banks for letters of credit issued thereunder.

Other Material Contracts

10(x)	333-100240 2004 Form 10-K (filed March 23, 2005)	10(i)	—	Agreement, dated as of March 10, 2005, by and between Oncor Electric Delivery Company LLC and TXU Energy Company LLC allocating to Oncor Electric Delivery Company LLC the pension and post-retirement benefit costs for all Oncor Electric Delivery Company LLC employees who had retired or had terminated employment as vested employees prior to January 1, 2002.

10(y)	333-100240 Form 10-Q (filed November 6, 2008)	10(b)	—	Amended and Restated Tax Sharing Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Oncor Management Investment LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(z)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUCT in Docket No. 34077.

10(aa)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(fff)	—	Amendment to Stipulation Regarding Section 1, Paragraph 35 and Exhibit B in Docket No. 34077.

10(ab)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(ae)	—	PUCT Order on Rehearing in Docket No. 34077.

Exhibits	Previously Filed* With File Number	As Exhibit
(12)	Statement Regarding Computation of Ratios.

12(a)			—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.

(21)	Subsidiaries of the Registrant.

21(a)			—	Subsidiaries of Oncor Electric Delivery Company LLC.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	—	Financing Order.

99(b)	333-91935 Form S-3 (filed July 1, 2003)	99(b)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated May 21, 2002.

99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(c)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated February 18, 2000.

XBRL Data Files.

101.INS			—	XBRL Instance Document**
101.SCH			—	XBRL Taxonomy Extension Schema Document**
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Incorporated herein by reference.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2012	ONCOR ELECTRIC DELIVERY COMPANY LLC

	By	/s/ ROBERT S. SHAPARD
(Robert S. Shapard, Chairman of the Board and Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Company LLC and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT S. SHAPARD	Principal Executive	February 20, 2012
(Robert S. Shapard, Chairman of the Board and Chief Executive)	Officer and Director

/s/ DAVID M. DAVIS	Principal Financial Officer	February 20, 2012
(David M. Davis, Senior Vice President and Chief Financial Officer)

/s/ RICHARD C. HAYS	Principal Accounting Officer	February 20, 2012
(Richard C. Hays, Controller)

/s/ NORA MEAD BROWNELL	Director	February 20, 2012
(Nora Mead Brownell)

/s/ RICHARD C. BYERS	Director	February 20, 2012
(Richard C. Byers)

/s/ THOMAS M. DUNNING	Director	February 20, 2012
(Thomas M. Dunning)

/s/ ROBERT A. ESTRADA	Director	February 20, 2012
(Robert A. Estrada)

/s/ THOMAS D. FERGUSON	Director	February 20, 2012
(Thomas D. Ferguson)

/s/ MONTE E. FORD	Director	February 20, 2012
(Monte E. Ford)

/s/ WILLIAM T. HILL, JR.	Director	February 20, 2012
(William T. Hill, Jr.)

/s/ JEFFREY LIAW	Director	February 20, 2012
(Jeffrey Liaw)

/s/ RICHARD W. WORTHAM III	Director	February 20, 2012
(Richard W. Wortham III)

/s/ STEVEN J. ZUCCHET	Director	February 20, 2012
(Steven J. Zucchet)

EXHIBIT INDEX

Exhibits	Previously Filed* With File Number	As Exhibit
3(i)	Articles of Incorporation

3(a)	333-100240 Form 10-Q (filed November 14, 2007)	3(a)	—	Certificate of Formation of Oncor Electric Delivery Company LLC.

3(ii)	By-laws

3(b)	333-100240 Form 10-Q (filed November 6, 2008)	3(a)	—	Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, dated as of November 5, 2008, by and among Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Oncor Management Investment LLC.

3(c)	333-100240 2008 Form 10-K (filed March 3, 2009)	3(c)	—	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, entered into as of February 18, 2009, by and among Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Oncor Management Investment LLC.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.

4(b)	001-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(c)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2012 and 7.000% Senior Notes due 2032.

4(d)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2015 and 7.250% Senior Notes due 2033.

4(e)	333-100240 Form 10-Q (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated May 15, 2008, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(f)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.

4(g)	333-100240 Form 10-Q (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated May 15, 2008, to Indenture and Deed of Trust, dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

Exhibits	Previously Filed* With File Number	As Exhibit
4(h)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 5% Debentures due 2007 and 7% Debentures due 2022.

4(i)	333-100240 Form 8-K (filed September 9, 2008)	4.1	—	Officer’s Certificate, dated September 8, 2008, establishing the terms of Oncor Electric Delivery Company LLC’s 5.95% Senior Secured Notes due 2013, 6.80% Senior Secured Notes due 2018 and 7.50% Senior Secured Notes due 2038.

4(j)	333-100240 Form 10-Q (filed November 6, 2008)	4(c)	—	Investor Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

4(k)	333-100240 Form 10-Q (filed November 6, 2008)	4(d)	—	Registration Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Energy Future Holdings Corp. and Texas Transmission Investment LLC.

4(l)	333-100240 Form 10-Q (filed May 15, 2008)	4(a)	—	Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, by Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York, as Collateral Agent.

4(m)	333-100240 2008 Form 10-K (filed March 3, 2009)	4(n)	—	First Amendment to Deed of Trust, dated as of March 2, 2009, by and between Oncor Electric Delivery Company LLC and The Bank of New York Mellon (formerly The Bank of New York) as Collateral Agent.

4(n)	333-100240 Form 8-K (filed September 3, 2010)	10.1	—	Second Amendment to Deed of Trust, Security Agreement and Fixture Filing dated as of September 3, 2010 by and between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon, as Collateral Agent.

4(o)	333-100240 Form 8-K (filed November 15, 2011)	10.1	—	Third Amendment to Deed of Trust, Security Agreement and Fixture Filing dated November 10, 2011 by and between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to the Bank of New York Mellon, formerly The Bank of New York), as Collateral Agent.

4(p)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer’s Certificate, dated September 13, 2010, establishing the terms of Oncor’s 5.25% Senior Secured Notes due 2040.

4(q)	333-100240 Form 8-K (filed October 12, 2010)	4.1	—	Officer’s Certificate, dated October 8, 2010, establishing the terms of Oncor’s 5.00% Senior Secured Notes due 2017 and 5.75% Senior Secured Notes due 2020.

Exhibits	Previously Filed* With File Number	As Exhibit
4(r)	333-100240 Form 8-K (filed November 23, 2011)	4.1	—	Officer’s Certificate, dated November 23, 2011, establishing the terms of Oncor’s 4.55% Senior Secured Notes due 2041.

4(s)	333-100240 Form 8-K (filed November 23, 2011)	4.2	—	Registration Rights Agreement, dated November 23, 2011, among Oncor Electric Delivery Company LLC and the representatives of the initial purchasers of Oncor’s 4.55% Senior Secured Notes due 2041.

(10)	Material Contracts.

Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)	333-100240 2007 Form 10-K (filed March 31, 2008)	10(i)	—	Oncor Electric Delivery Company LLC Non-employee Director Compensation Arrangement.

10(b)	333-100240 Form 8-K (filed February 23, 2009)	10.1	—	Form of Management Stockholder Agreement (Senior Management Form).

10(c)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(l)	—	Form of Director Stockholder’s Agreement.

10(d)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(m)	—	Form of Director Sale Participation Agreement.

10(e)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(n)	—	Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan.

10(f)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(o)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Director Stock Appreciation Rights Plan.

10(g)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(p)	—	2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its affiliates.

10(h)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(q)	—	Form of Sale Participation Agreement (Management Form).

10(i)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(r)	—	Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan.

10(j)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(s)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Stock Appreciation Rights Plan.

Exhibits	Previously Filed* With File Number	As Exhibit
10(k)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(p)	—	Oncor Salary Deferral Program.

10(l)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(q)	—	Oncor Supplemental Retirement Plan.

10(m)	001-12833 2005 Form 10-K (filed March 6, 2006)	10(gg)	—	EFH Split Dollar Life insurance Program, as amended and restated, executed March 2, 2006, effective as of May 20, 2005.

10(n)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(n)	—	Amendment to the EFH Split Dollar Life Insurance Program, effective as of October 10, 2007.

10(o)	333-100240 Form 8-K (filed April 7, 2010)	10.1	—	Contract for Services by and between Oncor Electric Delivery Company LLC and Rob D. Trimble, III.

10(p)	333-100240 Form 8-K (filed August 24, 2011)	10(aa)	—	Amendment No. 1 to Contract for Services by and between Oncor Electric Delivery Company LLC and Rob D. Trimble, III.

10(q)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(w)	—	Oncor Electric Delivery Company LLC Executive Change in Control Policy.

10(r)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(x)	—	Oncor Electric Delivery Company LLC Executive Severance Plan and Summary Plan Description.

10(s)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(y)	—	Oncor Electric Delivery Company LLC Second Amended and Restated Executive Annual Incentive Plan.

10(t)	333-100240 Form 10-Q (filed July 29, 2011)	10(a)	—	Oncor Electric Delivery Company LLC Third Amended and Restated Executive Annual Incentive Plan.

Credit Agreements

10(u)	333-100240 Form 10-Q (filed November 14, 2007)	10(a)	—	$2,000,000,000 Revolving Credit Agreement, dated as of October 10, 2007, among Oncor Electric Delivery Company LLC, as the borrower, the several lenders from time-to-time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, fronting bank and swingline lender, Citibank, N.A., as syndication agent and fronting bank, Credit Suisse, Cayman Islands Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Morgan Stanley Senior Funding, Inc. as co-documentation agents, J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and bookrunners.

Exhibits	Previously Filed* With File Number	As Exhibit
10(v)	333-176464 Form S-1 (filed August 24, 2011)	10(cc)	—	Amendment No. 1, dated as of August 4, 2011, to the Revolving Credit Agreement, dated as of October 10, 2007.

10(w)	333-100240 Form 8-K (filed October 11, 2011)	10.1	—	Amended and Restated Revolving Credit Agreement, dated as of October 11, 2011, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, JPMorgan Chase Bank, N.A., as swingline lender, and JPMorgan Chase Bank, N.A., Barclays Bank PLC, The Royal Bank of Scotland plc, Bank of America, N.A. and Citibank, N.A., as fronting banks for letters of credit issued thereunder.

Other Material Contracts

10(x)	333-100240 2004 Form 10-K (filed March 23, 2005)	10(i)	—	Agreement, dated as of March 10, 2005, by and between Oncor Electric Delivery Company LLC and TXU Energy Company LLC allocating to Oncor Electric Delivery Company LLC the pension and post-retirement benefit costs for all Oncor Electric Delivery Company LLC employees who had retired or had terminated employment as vested employees prior to January 1, 2002.

10(y)	333-100240 Form 10-Q (filed November 6, 2008)	10(b)	—	Amended and Restated Tax Sharing Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Oncor Management Investment LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(z)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUCT in Docket No. 34077.

10(aa)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(fff)	—	Amendment to Stipulation Regarding Section 1, Paragraph 35 and Exhibit B in Docket No. 34077.

10(ab)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(ae)	—	PUCT Order on Rehearing in Docket No. 34077.

(12)	Statement Regarding Computation of Ratios.

12(a)			—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.

(21)	Subsidiaries of the Registrant.

21(a)			—	Subsidiaries of Oncor Electric Delivery Company LLC.
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits	Previously Filed* With File Number	As Exhibit
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	—	Financing Order.

99(b)	333-91935 Form S-3 (filed July 1, 2003)	99(b)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated May 21, 2002.

99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(c)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated February 18, 2000.

XBRL Data Files
101.INS			—	XBRL Instance Document**
101.SCH			—	XBRL Taxonomy Extension Schema Document**
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Incorporated herein by reference.
**	Furnished herewith.

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of Oncor Electric Delivery Company LLC during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.