Form 10-Q
period 2012-03-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2012-05-01
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☑	(Do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At April 30, 2012, 80.03% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.22% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors. None of the membership interests are publicly traded.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2011 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2011

Bondco	Refers to Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned consolidated bankruptcy-remote financing subsidiary of Oncor that has issued securitization (transition) bonds to recover certain regulatory assets and other costs.

CREZ	Competitive Renewable Energy Zone

Deed of Trust	Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, made by Oncor to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, formerly The Bank of New York), as collateral agent, as amended

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EFH Retirement Plan	Refers to the defined benefit pension plan sponsored by EFH Corp., in which Oncor is a participating subsidiary.

EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

FERC	US Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

Investment LLC	Refers to Oncor Management Investment LLC, a limited liability company and minority membership interest owner (approximately 0.22%) of Oncor, whose managing member is Oncor and whose Class B Interests are owned by certain members of the management team and independent directors of Oncor.

LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market

Limited Liability Company Agreement	The Second Amended and Restated Limited Liability Company Agreement of Oncor, dated as of November 5, 2008, by and among Oncor Holdings, Texas Transmission and Investment LLC, as amended

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

NERC	North American Electric Reliability Corporation

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Bondco, depending on context.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner (approximately 80.03%) of Oncor, and/or its subsidiaries, depending on context.

Oncor Plan	Refers to the Oncor Supplemental Retirement Plan, also referred to herein as the “supplemental retirement plan.”

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor.

OPEB	other postretirement employee benefits

OPEB plan	Refers to an EFH Corp.-sponsored plan (in which Oncor is a participating subsidiary) that offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from the company.

OPUC	Texas Office of Public Utility Counsel

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

purchase accounting	The purchase method of accounting for a business combination as prescribed by US GAAP, whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs, are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Sponsor Group	Refers collectively to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR), TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co., that have an ownership interest in Texas Holdings.

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of Energy Future Competitive Holdings Company and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

TCEQ	Texas Commission on Environmental Quality

TCRF	transmission cost recovery factor

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is an entity indirectly owned by a private investment group led by OMERS Administration Corporation, acting through its infrastructure investment entity, Borealis Infrastructure Management Inc., and the Government of Singapore Investment Corporation, acting through its private equity and infrastructure arm, GIC Special Investments Pte Ltd. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

TRE	Refers to Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and ERCOT protocols.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

VIE	variable interest entity

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Operating revenues:
Affiliated	$227	$239
Nonaffiliated	556	467

Total operating revenues	783	706

Operating expenses:
Wholesale transmission service	132	103
Operation and maintenance	164	155
Depreciation and amortization	184	172
Provision in lieu of income taxes (Note 9)	44	34
Taxes other than amounts related to income taxes	102	97

Total operating expenses	626	561

Operating income	157	145

Other income and deductions:
Other income (Note 10)	7	8
Other deductions	1	2
Nonoperating provision in lieu of income taxes	5	6

Interest income	8	10

Interest expense and related charges (Note 10)	91	90

Net income	$75	$65

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Net income	$75	$65
Other comprehensive income:
Cash flow hedges — derivative value net loss recognized in net income (net of tax benefit)	1	—

Comprehensive income	$76	$65

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Cash flows — operating activities:
Net income	$75	$65
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	192	176
Provision in lieu of deferred income taxes — net	44	74
Amortization of investment tax credits	(1)	(1)
Deferred revenues (Note 1)	(41)	1
Changes in other operating assets and liabilities	(152)	(159)

Cash provided by operating activities	117	156

Cash flows — financing activities:
Repayments of long-term debt (Note 5)	(26)	(25)
Net increase in short-term borrowings (Note 4)	346	139
Distributions to members (Note 7)	(45)	(20)
Decrease in income tax-related note receivable from TCEH	10	9
Debt discount, financing and reacquisition expenses – net	(1)	(1)

Cash provided by financing activities	284	102

Cash flows — investing activities:
Capital expenditures	(402)	(285)
Other	2	6

Cash used in investing activities	(400)	(279)

Net change in cash and cash equivalents	1	(21)

Cash and cash equivalents — beginning balance	12	33

Cash and cash equivalents — ending balance	$13	$12

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$13	$12
Restricted cash — Bondco (Note 10)	59	57
Trade accounts receivable from nonaffiliates — net (Note 10)	306	303
Trade accounts and other receivables from affiliates (Note 9)	161	179
Amounts receivable from members related to income taxes (Note 9)	—	5
Materials and supplies inventories — at average cost	74	71
Prepayments and other current assets	85	80

Total current assets	698	707
Restricted cash — Bondco (Note 10)	16	16
Receivable from TCEH related to nuclear plant decommissioning (Note 9)	269	225
Investments and other property (Note 10)	76	73
Property, plant and equipment — net (Note 10)	10,775	10,569
Goodwill (Note 10)	4,064	4,064
Note receivable due from TCEH (Note 9)	128	138
Regulatory assets — net — Oncor (Note 3)	1,016	1,078
Regulatory assets — net — Bondco (Note 3)	409	427
Other noncurrent assets	72	74

Total assets	$17,523	$17,371

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Short-term borrowings (Note 4)	$738	$392
Long-term debt due currently — Oncor (Note 5)	376	376
Long-term debt due currently — Bondco (Note 5)	119	118
Trade accounts payable	135	197
Accrued taxes other than amounts related to income	54	151
Accrued interest	65	108
Other current liabilities	92	112

Total current liabilities	1,579	1,454

Long-term debt, less amounts due currently — Oncor (Note 5)	4,712	4,711
Long-term debt, less amounts due currently — Bondco (Note 5)	407	433
Liability in lieu of deferred income taxes (Note 9)	2,056	2,018
Investment tax credits	27	28
Other noncurrent liabilities and deferred credits (Note 10)	1,530	1,546

Total liabilities	10,311	10,190

Commitments and Contingencies (Note 6)

Membership interests (Note 7):
Capital account — number of interests outstanding 2012 and 2011 — 635,000,000	7,242	7,212
Accumulated other comprehensive loss	(30)	(31)

Total membership interests	7,212	7,181

Total liabilities and membership interests	$17,523	$17,371

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

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Revenues from TCEH represented 29% and 34% of total revenues for the three months ended March 31, 2012 and 2011, respectively. We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp. EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group. Oncor Holdings owns 80.03% of our membership interests, Texas Transmission owns 19.75% of our membership interests and certain members of our management team and board of directors indirectly own the remaining membership interests through Investment LLC. We are managed as an integrated business; consequently, there are no separate reportable business segments.

Our consolidated financial statements include our wholly-owned, bankruptcy-remote financing subsidiary, Bondco, a VIE. This financing subsidiary was organized for the limited purpose of issuing certain transition bonds in 2003 and 2004. Bondco issued $1.3 billion principal amount of transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.

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

Basis of Presentation

Our condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in our 2011 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in our 2011 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

From time to time, certain prior period amounts are reclassified to conform to the current period presentation. As disclosed in the condensed statements of consolidated cash flows included in this report, the amount previously reported as changes in deferred advanced metering system revenues for the three months ended March 31, 2011 is included in and reported as deferred revenues to conform to the current period presentation. In addition to deferred advanced metering system revenues, other reconcilable revenues (TCRF and energy efficiency surcharges), which were previously reported as changes in other operating assets and liabilities, are included in and reported as deferred revenues.

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

Adoption of New Accounting Standard

In May 2011, the Financial Accounting Standards Board (FASB) issued “Accounting Standards Update 2011-05” relating to the presentation of Comprehensive Income within financial statements. Effective January 1, 2012, we adopted the new standard. Adoption of the new standard did not affect our reported results of operations, financial condition or cash flows.

2. REGULATORY MATTERS

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

In response to concerns raised by PUCT Commissioners at a July 2011 PUCT open meeting regarding the Stipulation, we filed a modified stipulation that removed from the Stipulation a one-time payment to certain cities we serve for retrospective franchise fees (Modified Stipulation). Instead, pursuant to the terms of a separate agreement with certain cities we serve, through March 31, 2012, we have made approximately $22 million in retrospective franchise fee payments to cities that accepted the terms of the separate agreement. The payments are subject to refund from the cities or recovery from customers after final resolution of proceedings related to the appeals from our June 2008 rate review filing (discussed below). No other significant terms of the Stipulation were revised. In August 2011, the PUCT issued a final order approving the settlement terms contained in the Modified Stipulation.

Effective July 1, 2011, pursuant to the PUCT’s final order, we no longer recover the cost of wholesale transmission service through base rates, and all wholesale transmission service expenses incurred are reconcilable to revenues billed under the TCRF rider. For this purpose, all wholesale transmission service expenses consist of amounts charged under a PUCT-approved transmission tariff including our own wholesale transmission tariff. We account for the difference between amounts charged under the TCRF rate and wholesale transmission service expense as a regulatory asset or regulatory liability (under- or over-recovered wholesale transmission service expense (see Note 1)). At March 31, 2012, approximately $34 million was deferred as under-recovered wholesale transmission service expense (see Note 3).

2008 Rate Review

In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (PUCT Docket No. 35717), and new rates were implemented in September 2009. In November 2009, the PUCT issued an order on rehearing that established a new rate class but did not change the revenue requirements. We and four other parties appealed various portions of the rate review final order to a state district court, and oral argument was held in October 2010. In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities. We filed an appeal with the Third Court of Appeals in Austin, Texas (Austin Court of Appeals) in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities. Oral argument before the Austin Court of Appeals was completed in April 2012. There is no deadline for the court to act. We are unable to predict the outcome of the appeal.

Stipulation Approved by the PUCT

In April 2008, the PUCT entered an order, which became final in June 2008, approving the terms of a stipulation relating to a filing in 2007 by us and Texas Holdings with the PUCT pursuant to Section 14.101(b) of PURA and PUCT Substantive Rule 25.75. Among other things, the stipulation required us to file a rate review no later than July 1, 2008 based on a test year ended December 31, 2007, which we filed in June 2008. The PUCT issued a final order with respect to the rate review in August 2009. In July 2008, Nucor Steel filed an appeal of the PUCT’s order in the 200th District Court of Travis County, Texas (District Court). A hearing on the appeal was held in June 2010, and the District Court affirmed the PUCT order in its entirety. Nucor Steel appealed that ruling to the Austin Court of Appeals in July 2010. Oral argument was held before the Austin Court of Appeals in March 2011. On March 15, 2012, the Austin Court of Appeals affirmed the District Court’s ruling. Nucor Steel has until April 30, 2012 to file a petition for review with the Texas Supreme Court.

3. REGULATORY ASSETS AND LIABILITIES

Recognition of regulatory assets and liabilities and the amortization periods over which they are expected to be recovered or refunded through rate regulation reflect the decisions of the PUCT. Components of the regulatory assets and liabilities are provided in the table below. Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period at March 31, 2012	Carrying Amount
		March 31, 2012	December 31, 2011
Regulatory assets:
Generation-related regulatory assets securitized by transition bonds (a)(f)	4 years	$502	$531
Employee retirement costs	8 years	99	103
Employee retirement costs to be reviewed (b)(c)	To be determined	81	74
Employee retirement liability (a)(c)(d)	To be determined	690	707
Self-insurance reserve (primarily storm recovery costs) — net	8 years	214	221
Self-insurance reserve to be reviewed (b)(c)	To be determined	65	71
Securities reacquisition costs (pre-industry restructure)	5 years	46	48
Securities reacquisition costs (post-industry restructure) — net	Terms of related debt	2	2
Recoverable amounts in lieu of deferred income taxes — net	Life of related asset or liability	97	104
Rate review expenses (a)	Largely 3 years	10	11
Rate review expenses to be reviewed (b)(c)	To be determined	1	1
Advanced meter customer education costs (c)	8 years	9	9
Deferred conventional meter depreciation	8 years	119	107
Energy efficiency performance bonus (a)	1 year	6	8
Under-recovered wholesale transmission service expense (a)(c)	1 year	34	—
Wholesale transmission settlement costs	Not applicable	—	9
Other regulatory assets	Not applicable	—	1

Total regulatory assets		1,975	2,007

Regulatory liabilities:
Nuclear decommissioning cost over-recovery (a)(c)(e)	Not applicable	269	225
Estimated net removal costs	Life of utility plant	146	115
Committed spending for demand-side management initiatives (a)	1 year	21	25
Deferred advanced metering system revenues	8 years	41	52
Investment tax credit and protected excess deferred taxes	Various	32	33
Over-collection of transition bond revenues (a)(f)	4 years	33	37
Over-recovered wholesale transmission service expense (a)(c)	1 year	—	13
Energy efficiency programs (a)	Not applicable	8	2

Total regulatory liabilities		550	502

Net regulatory asset		$1,425	$1,505

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Costs incurred since the period covered under the last rate review.
(c)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(d)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(e)	Offset by an intercompany receivable from TCEH. See Note 9.
(f)	Bondco net regulatory assets of $409 million at March 31, 2012 consisted of $442 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $33 million. Bondco net regulatory assets of $427 million at December 31, 2011 consisted of $464 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $37 million.

4. BORROWINGS UNDER CREDIT FACILITIES

At March 31, 2012, we had a $2.0 billion secured revolving credit facility, expiring in October 2016, to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances. We may request increases in our borrowing capacity in increments of not less than $100 million, not to exceed $500 million in the aggregate, provided certain conditions are met, including lender approval. We have the option of requesting up to two additional one-year extensions, with such extensions subject to certain conditions and lender approval. Borrowings are classified as short-term on the balance sheet.

Borrowings under the revolving credit facility are secured equally and ratably with all of our other secured indebtedness by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity. The property is mortgaged under the Deed of Trust.

At March 31, 2012, we had outstanding borrowings under the revolving credit facility totaling $738 million with an interest rate of 1.37% and outstanding letters of credit totaling $6 million. At December 31, 2011, we had outstanding borrowings under the revolving credit facility totaling $392 million with an interest rate of 1.40% and outstanding letters of credit totaling $6 million. At March 31, 2012, all outstanding borrowings bore interest at LIBOR plus 1.125%, letters of credit bore interest at 1.125%, and a facility fee was payable on the unfunded commitments under the facility, each based on our current credit ratings. Amounts borrowed under the facility, once repaid, can be borrowed again from time to time.

Subject to the limitations described below, borrowing capacity available under the credit facility at March 31, 2012 and December 31, 2011 was $1.256 billion and $1.602 billion, respectively. Generally, our indentures and revolving credit facility limit the incurrence of other secured indebtedness except for indebtedness secured equally and ratably with the indentures and revolving credit facility and certain permitted exceptions. As described further in Note 7 to Financial Statements included in our 2011 Form 10-K, the Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At March 31, 2012, the available bond credits were approximately $1.289 billion and the amount of additional potential indebtedness that could be secured by property additions, subject to a certification process, was $1.135 billion. At March 31, 2012, the available borrowing capacity of the revolving credit facility could be fully drawn. See Note 6 to Financial Statements included in our 2011 Form 10-K for additional information.

5. LONG-TERM DEBT

At March 31, 2012 and December 31, 2011, our long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
Oncor (a):
6.375% Fixed Senior Notes due May 1, 2012	$376	$376
5.950% Fixed Senior Notes due September 1, 2013	524	524
6.375% Fixed Senior Notes due January 15, 2015	500	500
5.000% Fixed Senior Notes due September 30, 2017	324	324
6.800% Fixed Senior Notes due September 1, 2018	550	550
5.750% Fixed Senior Notes due September 30, 2020	126	126
7.000% Fixed Debentures due September 1, 2022	800	800
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
4.550% Fixed Senior Notes due December 1, 2041	300	300
Unamortized discount	(37)	(38)
Less amounts due currently	(376)	(376)

Total Oncor	4,712	4,711

Oncor Electric Delivery Transition Bond Company LLC (b):
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	30	56
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	63	63
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290
Unamortized fair value discount related to transition bonds	(2)	(3)
Less amount due currently	(119)	(118)

Total Oncor Electric Delivery Transition Bond Company LLC	407	433

Total long-term debt	$5,119	$5,144

(a)	Secured by first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness. See “Deed of Trust Amendment” in Note 7 to Financial Statements included in our 2011 Form 10-K for additional information.
(b)	The transition bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt Repayments in 2012

Repayments of long-term debt in 2012 totaled $26 million and represent transition bond principal payments at scheduled maturity dates.

Interest Rate Hedge Transaction

In August 2011, we entered into an interest rate hedge transaction hedging the variability of treasury bond rates used to determine interest rates on an anticipated issuance of senior secured notes (see Note 7 to Financial Statements included in our 2011 Form 10-K for information regarding the debt issuance). The hedges were terminated in November 2011 upon the issuance of the senior secured notes. We recognized the $46 million ($29 million after tax) loss related to the fair value of the hedge transaction in accumulated other comprehensive income. Approximately $1 million of the amount reported in accumulated other comprehensive income is expected to be reclassified into net income annually.

Fair Value of Long-Term Debt

The estimated fair value of our long-term debt (including current maturities) totaled $6.394 billion and $6.705 billion at March 31, 2012 and December 31, 2011, respectively, and the carrying amount totaled $5.614 billion and $5.638 billion, respectively. The fair value is estimated at the lesser of either the call price or the market value as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

6. COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions as discussed below.

We are the lessee under various operating leases that obligate us to guarantee the residual values of the leased assets. At March 31, 2012, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $7 million. These leased assets consist primarily of vehicles used in distribution activities. The average life of the residual value guarantees under the lease portfolio is approximately 1.6 years.

For the purpose of obtaining greater access to materials, we have guaranteed the repayment of borrowings under a nonaffiliated party’s $5 million credit facility maturing on December 31, 2012. The nonaffiliated party’s borrowings under the credit facility are limited to inventory produced solely to satisfy the terms of a contract with us. We would be entitled to the related inventory upon repayment of the credit facility (or payment to nonaffiliated party). At March 31, 2012, the nonaffiliated party had no outstanding borrowings under the facility.

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

The first issue is the wholesale transmission transition mechanism for the period of September 1999 through December 1999. The disputed issue is whether the PUCT should have allowed the transition mechanism to continue for the last four months of 1999. The appealing parties (Texas Municipal Power Agency, the City of Denton, the City of Garland and GEUS (formerly known as Greenville Electric Utility System)) argued that the transition mechanism was not authorized in the September 1, 1999 100% postage stamp pricing legislation. Our transmission deficit position was mitigated by approximately $8 million in the last four months of 1999 through the transition mechanism. In October 2011, certain parties filed a proposed settlement of this issue, subject to PUCT approval, in which we would pay approximately $9 million including interest through October 9, 2003. The PUCT approved the settlement in January 2012. No appeals were filed prior to the appeals deadline, and the PUCT order became final in February 2012. We made the payment in accordance with the settlement in February 2012. We believe recovery of the settlement payment through future rates is probable.

The second issue is the San Antonio City Public Service Board’s (CPSB) claim that the PUCT did not have the authority to reduce CPSB’s requested Transmission Cost of Service (TCOS) revenue requirement. CPSB’s initial TCOS rate was in effect from 1997 through 2000. Since the period of January 1997 through August 1999 is incorporated in the joint settlement, CPSB’s remaining claim is for the period of September 1999 through December 2000. In January 2011, CPSB made a filing with the PUCT (PUCT Docket No. 39068), seeking an additional $22 million of TCOS revenue, including interest, for the 16-month period, of which we would be responsible for approximately $11 million. In late 2011, we intervened in the proceeding and, along with several other parties, filed motions to dismiss CPSB’s request. In January 2012, the PUCT upheld an administrative law judge’s earlier decision to dismiss CPSB’s request. No appeals were filed prior to the appeals deadline, and the PUCT order became final in February 2012.

We are involved in various other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows. See Note 8 to Financial Statements included in our 2011 Form 10-K for additional information.

7. MEMBERSHIP INTERESTS

Cash Distributions

On April 25, 2012, our board of directors declared a cash distribution of $60 million, which will be paid to our members on May 1, 2012. In February 2012, our board of directors declared and we paid a cash distribution of $45 million to our members.

Distributions are limited to our cumulative net income and may not be paid except to the extent we maintain a required regulatory capital structure, as discussed below. At March 31, 2012, $70 million was eligible to be distributed to our members after taking into account these restrictions.

For the period beginning October 11, 2007 and ending December 31, 2012, our cash distributions (other than distributions of the proceeds of any issuance of limited liability company units) are limited by the Limited Liability Company Agreement and a stipulation agreement with the PUCT to an amount not to exceed our cumulative net income determined in accordance with US GAAP, as adjusted by applicable orders of the PUCT. Such adjustments include the removal of noncash impacts of purchase accounting and deducting two specific cash commitments. To date, the noncash impact consists of removing the effect of the 2008 $860 million goodwill impairment charge and the cumulative amount of net accretion of fair value adjustments. The two specific cash commitments are the $72 million ($46 million after tax) one-time refund to customers in September 2008 and the funds spent as part of the $100 million commitment for additional energy efficiency initiatives of which $79 million ($51 million after tax) has been spent through March 31, 2012. The goodwill impairment charge and refund are described in Notes 2 and 3 to Financial Statements included in our 2011 Form 10-K. At March 31, 2012, $351 million of membership interests was available for distribution under the cumulative net income restriction.

Distributions are further limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At March 31, 2012, our regulatory capitalization ratio was 59.5% debt and 40.5% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes transition bonds issued by Bondco. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of purchase accounting (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization). At March 31, 2012, $70 million was available for distribution to our members under the capital structure restriction.

Membership Interests

At March 31, 2012, our ownership was as follows: 80.03% held by Oncor Holdings and indirectly by EFH Corp., 19.75% held by Texas Transmission and 0.22% held indirectly by certain members of our management team and board of directors.

The following table presents the changes to membership interests during the three months ended March 31, 2012:

	Capital Accounts	Accumulated Other Comprehensive Gain (Loss)	Total Membership Interests
Balance at December 31, 2011	$7,212	$(31)	$7,181
Net income	75	—	75
Distributions	(45)	—	(45)
Net effects of cash flow hedges (net of tax)	—	1	1

Balance at March 31, 2012	$7,242	$(30)	$7,212

The following table presents the changes to membership interests during the three months ended March 31, 2011:

	Capital Accounts	Accumulated Other Comprehensive Loss	Total Membership Interests
Balance at December 31, 2010	$6,990	$(2)	$6,988
Net income	65	—	65
Distributions	(20)	—	(20)

Balance at March 31, 2011	$7,035	$(2)	$7,033

8. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) COSTS

We are a participating employer in the EFH Retirement Plan and also participate with EFH Corp. and other subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. We also participate in the Oncor Plan, which is a supplemental retirement plan for certain employees whose retirement benefits cannot be fully earned under the qualified EFH Retirement Plan.

We recognized $1 million in net pension costs related to the Oncor Plan, primarily composed of interest costs, for each of the three months ended March 31, 2012 and 2011. Our net pension and OPEB costs related to EFH Corp.’s plans for the three months ended March 31, 2012 and 2011 are comprised of the following:

	Three Months Ended March 31,
	2012	2011
Components of net pension costs:
Service cost	$5	$5
Interest cost	27	28
Expected return on assets	(26)	(25)
Amortization of net loss	19	16

Net pension costs	25	24

Components of net OPEB costs:
Service cost	1	2
Interest cost	10	13
Expected return on assets	(3)	(3)
Amortization of prior service costs	(5)	—
Amortization of net loss	3	6

Net OPEB costs	6	18

Total net pension and OPEB costs	31	42
Less amounts deferred principally as property or a regulatory asset	(22)	(33)

Net amounts recognized as expense	$9	$9

The discount rates reflected in net pension and OPEB costs in 2012 are 5.00% and 4.95%. The expected rates of return on pension and OPEB plan assets reflected in the 2012 cost amounts are 7.4% and 6.8%, respectively.

We made cash contributions to EFH Corp.’s pension and OPEB plans and the Oncor Plan of $25 million, $4 million and $1 million, respectively, during the three months ended March 31, 2012, and expect to make additional cash contributions of $97 million, $14 million and $2 million, respectively, in the remainder of 2012.

9. RELATED–PARTY TRANSACTIONS

The following represent our significant related-party transactions:

•

We record revenue from TCEH, principally for electricity delivery fees, which totaled $227 million and $239 million for the three months ended March 31, 2012 and 2011, respectively. These fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheets at March 31, 2012 and December 31, 2011 reflect receivables from TCEH totaling $120 million and $138 million, respectively, primarily related to these electricity delivery fees. These revenues included less than $1 million for each of the three months ended March 31, 2012 and 2011 pursuant to a transformer maintenance agreement with TCEH.

•

We recognize interest income from TCEH with respect to our generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Bondco. This interest income, which is received on a monthly basis, serves to offset our interest expense on the transition bonds. This interest income totaled $7 million and $8 million for the three months ended March 31, 2012 and 2011, respectively.

•

Incremental amounts payable related to income taxes as a result of delivery fee surcharges to customers related to transition bonds are reimbursed by TCEH. Our financial statements reflect a note receivable from TCEH of $169 million ($41 million reported as current in trade accounts and other receivables from affiliates) at March 31, 2012 and $179 million ($41 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2011 related to these income taxes. We review economic conditions, TCEH’s credit ratings and historical payment activity to assess the overall collectability of these affiliated receivables. At March 31, 2012, there were no credit loss allowances related to the note receivable from TCEH.

•

EFH Corp. subsidiaries charge us for certain administrative services and shared facilities at cost. These costs, which are primarily reported in operation and maintenance expenses, totaled $7 million and $9 million for the three months ended March 31, 2012 and 2011, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge we collect from REPs and remit monthly to TCEH. Delivery fee surcharges totaled $4 million for each of the three months ended March 31, 2012 and 2011. These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (both reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability are offset by a net change in our intercompany receivable/payable to TCEH, which in turn results in a change in our reported net regulatory asset/liability. The regulatory liability of $269 million and $225 million at March 31, 2012 and December 31, 2011, respectively, represents the excess of the trust fund balance over the net decommissioning liability (see Note 3).

•

We are not a member of EFH Corp.’s consolidated tax group, but EFH Corp.’s consolidated federal income tax return includes EFH Corp.’s portion of our results due to EFH Corp.’s equity ownership in us. Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., we are generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return. EFH Corp. also includes our results in its consolidated Texas state margin tax return, and consistent with the tax sharing agreement, we remit to EFH Corp. Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return. See discussion in Note 1 to Financial Statements in our 2011 Form 10-K under “Income Taxes.” Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members. At March 31, 2012, we had amounts receivable from members under the agreement totaling $26 million ($21 million from EFH Corp. and $5 million from Texas Transmission and Investment LLC), which is due in 2012, and a current state income tax payable to EFH Corp. of $26 million. At December 31, 2011, we had amounts receivable from members under the agreement totaling $27 million ($22 million from EFH Corp. and $5 million from Texas Transmission and Investment LLC), which is due in 2012, and a current state income tax payable to EFH Corp. of $22 million, which are reported as a net current tax receivable from members of $5 million. We made no income tax payments to members in the three months ended March 31, 2012 or 2011.

•

Our PUCT-approved tariffs include requirements to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Bondco. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at both March 31, 2012 and December 31, 2011, TCEH had posted letters of credit in the amount of $12 million for our benefit.

•

Affiliates of the Sponsor Group have, and from time-to-time may in the future (1) sell, acquire or participate in the offerings of our debt or debt securities in open market transactions or through loan syndications, and (2) perform various financial advisory, dealer, commercial banking and investment banking services for us and certain of our affiliates for which they have received or will receive customary fees and expenses. See Note 14 to Financial Statements included in our 2011 Form 10-K for additional information.

See Notes 7 and 8 for information regarding distributions to members and the allocation of EFH Corp.’s pension and OPEB costs, respectively.

10. SUPPLEMENTARY FINANCIAL INFORMATION

Other Income

	Three Months Ended March 31,
	2012	2011
Other income:
Accretion of fair value adjustment (discount) to regulatory assets due to purchase accounting	$6	$8
Other	1	—

Total other income	$7	$8

Major Customers

Revenues from TCEH represented 29% and 34% of total operating revenues for the three months ended March 31, 2012 and 2011, respectively. Revenues from REP subsidiaries of a nonaffiliated entity collectively represented 15% and 16% of total operating revenues for the three months ended March 31, 2012 and 2011, respectively. No other customer represented 10% or more of total operating revenues.

Interest Expense and Related Charges

	Three Months Ended March 31,
	2012	2011
Interest expense	$92	$89
Amortization of debt issuance costs and discounts	1	1
Allowance for funds used during construction – capitalized interest portion	(2)	—

Total interest expense and related charges	$91	$90

Restricted Cash

All restricted cash amounts reported on our balance sheet relate to the transition bonds.

Trade Accounts Receivable

	March 31, 2012	December 31, 2011
Gross trade accounts receivable	$420	$436
Trade accounts receivable from TCEH	(112)	(131)
Allowance for uncollectible accounts	(2)	(2)

Trade accounts receivable from nonaffiliates – net	$306	$303

Gross trade accounts receivable at March 31, 2012 and December 31, 2011 included unbilled revenues of $105 million and $127 million, respectively.

Investments and Other Property

Investments and other property reported on our balance sheet consist of the following:

	March 31, 2012	December 31, 2011
Assets related to employee benefit plans, including employee savings programs, net of distributions	$73	$70
Land	3	3

Total investments and other property	$76	$73

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consists of the following:

	March 31, 2012	December 31, 2011
Total assets in service	$15,334	$15,227
Less accumulated depreciation	5,301	5,203

Net of accumulated depreciation	10,033	10,024
Construction work in progress	727	530
Held for future use	15	15

Property, plant and equipment – net	$10,775	$10,569

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet consist of the following:

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Identifiable intangible assets subject to amortization included in property, plant and equipment:
Land easements	$248	$78	$170	$248	$77	$171
Capitalized software	379	193	186	378	181	197

Total intangible assets	$627	$271	$356	$626	$258	$368

Aggregate amortization expense for intangible assets totaled $13 million and $8 million for the three months ended March 31, 2012 and 2011, respectively. The estimated aggregate amortization expense for each of the next five fiscal years from December 31, 2011 is as follows:

Year	Amortization Expense
2012	$43
2013	40
2014	40
2015	40
2016	37

At both March 31, 2012 and December 31, 2011, goodwill totaling $4.1 billion was reported on our balance sheet. None of this goodwill is being deducted for tax purposes.

Other Noncurrent Liabilities and Deferred Credits

Other noncurrent liabilities and deferred credits balances at March 31, 2012 and December 31, 2011 consist of the following:

	March 31,	December 31,
	2012	2011
Retirement plan and other employee benefits	$1,339	$1,340
Uncertain tax positions (including accrued interest)	147	147
Other	44	59

Total other noncurrent liabilities and deferred credits	$1,530	$1,546

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2012	2011
Cash payments related to:
Interest	$135	$136
Capitalized interest	(2)	—

Interest (net of amounts capitalized)	$133	$136

Amounts paid (refunded) in lieu of income taxes	$—	$—
Noncash investing and financing activities:
Noncash construction expenditures (a)	$85	$87

(a)	Represents end-of-period accruals.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2012 and 2011 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Revenues from TCEH represented 29% and 34% of total revenues for the three months ended March 31, 2012 and 2011, respectively. We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp. Oncor Holdings owns approximately 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly own the remaining outstanding membership interests through Investment LLC. We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

At March 31, 2012, we had installed approximately 2,534,000 advanced digital meters, including approximately 232,000 during 2012. As the new meters are integrated, we report 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $556 million at March 31, 2012, including $38 million in 2012. We expect to complete the installation of the advanced meters by the end of 2012.

Matters with the PUCT — For information regarding significant matters with the PUCT, including CREZ-related construction projects and the rate review we filed with the PUCT in January 2011, see discussion below under “Regulation and Rates.”

Adoption of New Accounting Standard — In May 2011, the FASB issued “Accounting Standards Update 2011-05” relating to the presentation of Comprehensive Income within financial statements. Effective January 1, 2012, we adopted the new standard. Adoption of the new standard did not affect our reported results of operations, financial condition or cash flows.

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended March 31,		%
	2012	2011	Change
Operating statistics:
Electric energy billed volumes (GWh):
Residential	8,873	10,217	(13.2)
Other (a)	15,897	16,500	(3.7)

Total electric energy billed volumes	24,770	26,717	(7.3)

Reliability statistics (b):
System Average Interruption Duration Index (SAIDI) (nonstorm)	104.5	92.9	12.5
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.3	1.2	8.3
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	82.0	80.9	1.4

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)	3,214	3,181	1.0

	Three Months Ended March 31,		$
	2012	2011	Change
Operating revenues:
Distribution base rates	$403	$516	$(113)
Reconcilable rates (c)	234	63	171
Advanced metering surcharges	33	23	10
Third-party transmission revenues	98	87	11
Other miscellaneous revenues (d)	15	17	(2)

Total operating revenues	$783	$706	$77

(a)	Includes small business, large commercial and industrial and all other non-residential distribution points of delivery.
(b)	SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. The statistics presented are based on twelve months ended March 31, 2012 and 2011 data.
(c)	Includes TCRF revenues and energy efficiency surcharges. Also includes transition charge revenue associated with the issuance of securitization bonds totaling $32 million and $35 million for the three months ended March 31, 2012 and 2011, respectively.
(d)	Includes rate review expense surcharges, disconnect/reconnect fees, other discretionary revenues for services requested by REPs and other miscellaneous revenues.

Financial Results — Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Effective July 1, 2011, pursuant to the PUCT’s order (see Note 2 to Financial Statements), we no longer recover the cost of wholesale transmission service expense through distribution base rates, but rather through reconcilable TCRF rates. Primarily due to this rate structure change, reconcilable revenues increased $125 million and distribution base rate revenues decreased by a corresponding amount in the three months ended March 31, 2012 compared to the same period in 2011. Now, TCRF revenue is recognized as wholesale transmission expense is incurred, thereby removing the impact of seasonal and extreme weather and other factors affecting consumption on revenue and pretax income. Under the current rate structure, revenue recognition for recovery of wholesale transmission expense is expected to be less in the high volume periods, such as the third quarter, and greater in low volume periods than it otherwise would have been under the previous rate structure. In the three months ended March 31, 2012, we recognized approximately $52 million more in TCRF revenues than otherwise would have been recognized under the previous rate structure. The timing of billings to REPs has not changed and cash flows are not affected by the rate structure change. See Note 1 to Financial Statements for accounting treatment of reconcilable tariffs and Note 2 to Financial Statements for a discussion of the PUCT order.

Total operating revenues increased $77 million, or 11%, to $783 million in 2012. The increase reflected:

•

a $171 million increase in reconcilable rate revenues (those in which recognized revenues equal incurred expenses) consisting of the $125 million impact from the rate structure change described above, a $46 million increase in TCRF revenues driven by an increase in wholesale transmission expense ($29 million from third parties) and a $2 million increase in energy efficiency surcharges (primarily offset in operation and maintenance expense), partially offset by a $2 million decrease in charges related to transition bonds (offset by a decrease in amortization expense);

•	a $10 million increase in recognized revenues from the advanced metering deployment surcharge due to increased costs driven by ongoing meter installation and systems development, and

•	$11 million in higher transmission revenues reflecting rate increases to recover ongoing investment in the transmission system;

partially offset by:

•

a $113 million decrease in distribution base rate revenues consisting of the $125 million impact from reclassifying all TCRF revenues as reconcilable rate revenues (see rate structure change described above) and a $24 million impact of lower average consumption, primarily due to the effects of milder winter weather in 2012 as compared to 2011, partially offset by $32 million in higher distribution tariffs (see Note 3 to Financial Statements) and an estimated $4 million effect of growth in points of delivery, and

•	a $2 million decrease in miscellaneous revenues, primarily in REP discretionary services as a result of the continuing deployment of advanced meters.

Wholesale transmission service expense increased $29 million, or 28%, to $132 million, due to higher fees paid to other transmission entities, a $9 million settlement of a wholesale transmission pricing issue (offset by corresponding revenues) and a 2% increase in volumes.

Operation and maintenance expense increased $9 million, or 6%, to $164 million in 2012. The increase included $3 million in higher amortization of regulatory assets, $2 million in higher vegetation management expenses and $2 million in higher employee benefit costs. Operation and maintenance expense also reflects fluctuations in other expenses that are offset by corresponding revenues, including a $1 million increase in costs related to programs designed to improve customer electricity demand efficiencies and a $1 million increase in costs related to advanced meters.

Depreciation and amortization increased $12 million, or 7%, to $184 million in 2012. The increase reflected $14 million attributed to ongoing investments in property, plant and equipment (including $6 million related to advanced meters), partially offset by $2 million in lower amortization of regulatory assets associated with transition bonds (with an offsetting decrease in revenues).

Taxes other than amounts related to income taxes increased $5 million, or 5%, to $102 million in 2012. The increase was the result of a $3 million increase in property taxes and a $2 million increase in local franchise fees.

Other income totaled $7 million in 2012 and $8 million in 2011. The 2012 and 2011 amounts included accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting. See Note 10 to Financial Statements.

Provision in lieu of income taxes totaled $49 million in 2012 (including $44 million related to operating income and $5 million related to nonoperating income) compared to $40 million (including $34 million related to operating income and $6 million related to nonoperating income) in 2011. The effective income tax rate on pretax income was 39.5% in 2012 and 38.1% in 2011. The increase in the rate was driven by non-deductable amortization of the regulatory asset resulting from a change in deductibility of the Medicare Part D subsidy as a result of the Patient Protection and Affordable Care Act of 2010.

Interest income decreased $2 million, or 20%, to $8 million in 2012. The decrease reflected lower reimbursement of transition bond interest from TCEH due to lower remaining principal amounts.

Interest expense and related charges increased $1 million, or 1%, to $91 million in 2012. The increase was driven by higher average borrowings reflecting ongoing capital investments, partially offset by an increase in capitalized interest.

Net income increased $10 million, or 15%, to $75 million in 2012. The increase reflected higher base rate revenue (net of the reclassification described above), partially offset by the effects on revenue of milder weather, higher depreciation, higher operation and maintenance expenses and higher income taxes.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Cash provided by operating activities totaled $117 million and $156 million for the three months ended March 31, 2012 and 2011, respectively. The $39 million decrease was driven by a $28 million increase in ad valorem taxes primarily due to the timing of such payments, an $11 million increase in pension and OPEB contributions and a $9 million settlement payment in February 2012, partially offset by an increase in transmission and distribution receipts due to higher rates.

Cash provided by financing activities totaled $284 million and $102 million for the three months ended March 31, 2012 and 2011, respectively. The 2012 activity reflected a $346 million increase in cash resulting from an increase in short-term borrowings, partially offset by $45 million of cash distributions to our members (a $25 million increase from 2011 (see Note 7 to Financial Statements)) and $26 million in cash principal payments on transition bonds(a $1 million increase from 2011 (see Note 5 to Financial Statements)).

Cash used in investing activities, which consisted primarily of capital expenditures, totaled $400 million and $279 million for the three months ended March 31, 2012 and 2011, respectively. The $121 million, or 43%, increase was driven by an increase in capital expenditures for CREZ investments, distribution and transmission facilities to serve new customers, infrastructure maintenance, advanced metering deployment and information technology initiatives.

Depreciation and amortization expense reported in the condensed statements of consolidated cash flows was $8 million and $4 million more than the amounts reported in the condensed statements of consolidated income for the three months ended March 31, 2012 and 2011, respectively. The differences represent the accretion of the adjustment (discount) to regulatory assets, net of the amortization of debt fair value discount, both due to purchase accounting, and reported in other income and interest expense and related charges, respectively, in the condensed statements of consolidated income. In addition, the differences represent regulatory asset amortization, which is reported in operation and maintenance expense in the condensed statements of consolidated income.

Long-Term Debt Activity — Repayments of long-term debt for the three months ended March 31, 2012 totaled $26 million in scheduled transition bond principal payments. See Note 5 to Financial Statements for additional information regarding long-term debt.

Available Liquidity/Credit Facility — Our primary source of liquidity, aside from operating cash flows, is our ability to borrow under our revolving credit facility. At March 31, 2012, we had a $2.0 billion secured revolving credit facility under which borrowings are available on a revolving basis through October 2016. Subject to the limitations described below, incremental borrowing capacity available under our revolving credit facility totaled $1.256 billion and $1.602 billion at March 31, 2012 and December 31, 2011, respectively. We may request increases in our borrowing capacity in increments of not less than $100 million, not to exceed $500 million in the aggregate, provided certain conditions are met, including lender approval.

The revolving credit facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future. At March 31, 2012, we were in compliance with the covenant. The availability under our revolving credit facility is limited by the amount of available bond credits and any property additions certified to the Deed of Trust collateral agent in connection with the revolving credit facility borrowings. The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At March 31, 2012, the available bond credits were approximately $1.289 billion and the amount of additional potential indebtedness that could be secured by property additions, subject to the completion of a certification process, was $1.135 billion. At March 31, 2012, the available borrowing capacity of the revolving credit facility could be fully drawn.

We also committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At March 31, 2012 and December 31, 2011, our regulatory capitalization ratios were 59.5% debt and 40.5% equity and 59.7% debt and 40.3% equity, respectively. See Note 7 to Financial Statements for discussion of the debt-to-equity ratio.

Cash and cash equivalents totaled $13 million and $12 million at March 31, 2012 and December 31, 2011, respectively. Available liquidity (cash and available credit facility capacity) at March 31, 2012 totaled $1.269 billion reflecting a decrease of $345 million from December 31, 2011. The decrease reflects ongoing capital investment in transmission and distribution infrastructure.

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

Liquidity Needs, Including Capital Expenditures — We expect our capital expenditures to total approximately $1.2 billion in 2012, and approximately $1.0 billion in each of the years 2013 through 2016, including amounts related to CREZ construction and voltage support projects totaling approximately $560 million, $390 million and $150 million in 2012, 2013 and 2014, respectively. These capital expenditures are expected to be used for investment in transmission and distribution infrastructure, which is consistent with our commitment to spend a minimum of $3.6 billion in capital expenditures (excluding amounts related to CREZ construction projects) over the five-year period ending December 31, 2012. See Note 3 to Financial Statements in our 2011 Form 10-K for discussion of this and other commitments in the stipulation approved by the PUCT and “Regulation and Rates” below for discussion of the CREZ projects.

We expect cash flows from operations, combined with availability under the revolving credit facility, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months. Should additional liquidity or capital requirements arise, we may need to access capital markets, generate equity capital or preserve equity through reductions or suspension of distributions to members. In addition we may also consider new debt issuances, open market repurchases, exchange offers and other transactions in order to refinance or manage our long-term debt. The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the businesses and would likely increase capital costs that may not be recoverable through rates. See “Regulation and Rates” below for discussion of the CREZ projects.

Distributions — On April 25, 2012, our board of directors declared a cash distribution of $60 million, which will be paid to our members on May 1, 2012. In February 2012, our board of directors declared and we paid a cash distribution of $45 million to our members. See Note 7 to Financial Statements for discussion of distribution restriction provisions.

Pension and OPEB Plan Funding — We expect to make cash contributions to the EFH Retirement Plan, the OPEB Plan and the Oncor Plan of $122 million, $18 million and $3 million, respectively, in 2012. In the three months ended March 31, 2012, our contributions to the EFH Retirement Plan, the OPEB Plan and the Oncor Plan totaled $25 million, $4 million and $1 million, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility contains a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP). The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco. Capitalization is calculated as membership interests determined in accordance with US GAAP. At March 31, 2012, we were in compliance with this covenant.

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

On February 27, 2012, Moody’s changed our rating outlook from stable to negative and affirmed our senior secured rating. The change in outlook was primarily driven by Moody’s view of the risks to which we are exposed by our affiliate, TCEH and our ultimate parent, EFH Corp. Our ratings outlook with S&P and Fitch remain on “stable outlook.” Presented below are the credit ratings assigned for our debt securities at March 31, 2012.

Senior Secured
S&P	A-
Moody’s	Baa1
Fitch	BBB+

As described in Note 5 to Financial Statements, our long-term debt, excluding Bondco’s non-recourse debt, is currently secured by a first priority lien on certain of our transmission and distribution assets and is considered senior secured debt.

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

Under our revolving credit facility, a default by us or our subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $50 million that are not discharged within 60 days may cause the maturity of outstanding balances at March 31, 2012 ($738 million in short-term borrowings and $6 million in letters of credit) under such facility to be accelerated.

Guarantees — See Note 6 to Financial Statements for details of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2012, we did not have any material off-balance sheet arrangements with special purpose entities or VIEs.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for details of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2012 that are expected to materially impact us.

REGULATION AND RATES

Sunset Review and Other State Legislation

The PUCT is subject to a limited purpose “sunset” review by the Texas Legislature in the 2013 legislative session. Sunset review includes, generally, a comprehensive review of the need for and effectiveness of an administrative agency (the PUCT, ERCOT, the TCEQ and the OPUC), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g., PURA).

Matters with the PUCT

2011 Rate Review Filing (PUCT Docket No. 38929) — In January 2011, we filed a rate review with the PUCT and 203 original jurisdiction cities based on a test year ended June 30, 2010. In April 2011, we filed, and the administrative law judges in the rate review granted, a motion requesting abatement of the procedural schedule on the grounds that we and the other parties had reached a Memorandum of Settlement that would settle and resolve all issues in the rate review. We filed a stipulation (including a proposed order and proposed tariffs) in May 2011 that incorporated the Memorandum of Settlement along with pleadings and other documentation (Stipulation) for the purpose of obtaining final approval of the settlement. The terms of the Stipulation include an approximate $137 million base rate increase and additional provisions to address franchise fees (discussed below) and other expenses. Approximately $93 million of the increase became effective July 1, 2011, and the remainder became effective January 1, 2012. Under the Stipulation, amortization of regulatory assets increased by approximately $24 million ($14 million of which will be recognized as tax expense) annually beginning January 1, 2012. The Stipulation did not change our authorized regulatory capital structure of 60% debt and 40% equity or our authorized return on equity of 10.25%. Under the terms of the Stipulation, we cannot file another general base rate review prior to July 1, 2013, but we are not restricted from filing wholesale transmission rate, TCRF, distribution-related investment and other rate updates and adjustments permitted by Texas state law and PUCT rules.

In response to concerns raised by PUCT Commissioners at a July 2011 PUCT open meeting regarding the Stipulation, we filed a modified stipulation that removed from the Stipulation a one-time payment to certain cities we serve for retrospective franchise fees (Modified Stipulation). Instead, pursuant to the terms of a separate agreement with certain cities we serve, through March 31, 2012, we have made approximately $22 million in retrospective franchise fee payments to cities that accepted the terms of the separate agreement. The payments are subject to refund from the cities or recovery from customers after final resolution of proceedings related to the appeals from our June 2008 rate review filing (discussed below). No other significant terms of the Stipulation were revised. In August 2011, the PUCT issued a final order approving the settlement terms contained in the Modified Stipulation.

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

In November 2009, the PUCT issued an order on rehearing that established a new rate class but did not change the revenue requirements. We and four other parties appealed various portions of the rate review final order to a state district court, and oral argument was held in October 2010. In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities. We filed an appeal with the Austin Court of Appeals in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities. Oral argument before the Austin Court of Appeals was completed in April 2012. There is no deadline for the court to act. We are unable to predict the outcome of the appeal.

Competitive Renewable Energy Zones (CREZs) — In 2009, the PUCT awarded us CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for 17 of those projects. All 17 projects and 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. In addition to these projects, ERCOT completed a study in December 2010 that will result in us and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. We currently estimate, based on these additional voltage support facilities and the approved routes and stations for our awarded CREZ projects, that CREZ construction costs will total approximately $2.0 billion. CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes. At March 31, 2012, our cumulative CREZ-related capital expenditures totaled $1.056 billion, including $157 million during 2012. We expect that all necessary permitting actions and other requirements and all line and station construction activities for our CREZ construction projects will be completed by the end of 2013 with additional voltage support projects completed by early 2014.

Transmission Cost Recovery and TCRF Rates (PUCT Docket Nos. 39940 and 39456) — In order to recover increases in our transmission costs, including incremental fees paid to other transmission service providers due to an increase in their rates, we are allowed to request an update twice a year to the TCRF component of our retail delivery rates charged to REPs. In November 2011, we filed an application with the PUCT to update the TCRF, which was approved in January 2012 and became effective March 1, 2012. This application is designed to reduce billings for the period March 2012 through August 2012 by approximately $41 million reflecting over-recoveries due to hot weather in the summer of 2011. In June 2011, we filed an application to increase the TCRF, which became effective September 1, 2011. This application was designed to increase billings for the period September 2011 through February 2012 by approximately $24 million. Effective July 1, 2011, charges billed under the TCRF rate became reconcilable (see Note 2 to Financial Statements). The difference between amounts billed under the TCRF rate and the related wholesale transmission service expense is deferred and included in the determination of future TCRF rates (see Note 1 to Financial Statements).

Transmission Interim Rate Update Application (PUCT Docket Nos. 40142 and 39644) — In January 2012, we filed an application for an interim update of our wholesale transmission rate. The new rate was approved by the PUCT in February 2012 and became effective March 5, 2012. Annualized revenues are expected to increase by an estimated $2 million with approximately 65% of this increase recoverable through transmission costs charged to wholesale customers and the remaining 35% recoverable from REPs through the TCRF component of our delivery rates.

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

Application for 2013 and 2012 Energy Efficiency Cost Recovery Factor — On May 1, 2012, we expect to file an application with the PUCT to request approval of an energy efficiency cost recovery factor (EECRF) for 2013. PUCT rules require us to make an annual EECRF filing by the first business day in May for implementation at the beginning of the next calendar year. The requested 2013 EECRF is $74 million as compared to $54 million established for 2012, and would result in a monthly charge for residential customers of $1.26 as compared to the 2012 residential charge of $0.99 per month.

In May 2011, we filed an application with the PUCT to request approval of an EECRF for 2012 (PUCT Docket No. 39375). The requested 2012 EECRF is $54 million as compared to $51 million established for 2011, and would result in a monthly charge for residential customers of $0.99 as compared to the 2011 residential charge of $0.91 per month. In September 2011, we and the other parties to the case filed a proposed order and stipulation, which would resolve all issues in the case. As agreed in the stipulation, the 2012 EECRF is designed to recover $49 million of our costs for the 2012 programs and an $8 million performance bonus based on 2010 results, partially offset by a $3 million reduction for over-recovery of 2010 costs. In November 2011, the PUCT approved the proposed order and stipulation.

Remand of 1999 Wholesale Transmission Matrix Case (PUCT Docket No. 38780) — In October 2010, the PUCT established Docket No. 38780 for the remand of Docket No. 20381, the 1999 wholesale transmission charge matrix case. A joint settlement agreement was entered into effective October 6, 2003. This settlement resolves disputes regarding wholesale transmission pricing and charges for the period January 1997 through August 1999, the period prior to the September 1, 1999 effective date of the legislation that authorized 100% postage stamp pricing for ERCOT wholesale transmission. Since a series of appeals has become final, the 1999 matrix docket has been remanded to the PUCT to address two additional issues. The PUCT ruled on both issues in January 2012. No appeals were filed prior to the appeals deadlines, and the PUCT orders became final in February 2012. See Note 6 to Financial Statements for a discussion of this proceeding.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter our basic financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place. All of our long-term debt at March 31, 2012 and December 31, 2011 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in our 2011 Form 10-K and is therefore not presented herein.

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

Our exposure to credit risk associated with accounts receivable totaled $120 million from affiliates, substantially all of which consisted of trade accounts receivable from TCEH, and $308 million from nonaffiliated customers at March 31, 2012. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million at March 31, 2012. The nonaffiliate exposure includes trade accounts receivable from REPs totaling $214 million, which are almost entirely noninvestment grade. At March 31, 2012, REP subsidiaries of a nonaffiliated entity collectively represented approximately 12% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.

At March 31, 2012, we were exposed to credit risk associated with the note receivable from TCEH totaling $169 million ($41 million reported as current in trade accounts and other receivables from affiliates) and amounts receivable from members under the tax sharing agreement totaling $26 million ($21 million from EFH Corp.).

See Note 9 to Financial Statements for additional information.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A. “Risk Factors” and the discussion under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

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

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at the end of the current period included in this quarterly report. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this report, no changes in internal controls over financial reporting have occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to the discussion in Note 6 to Financial Statements regarding legal and regulatory proceedings.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and the risks described below, which could materially affect our business, financial condition or future results. The risks described in such reports and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We are dependent upon a limited number of suppliers and service providers for certain of our operations. If any of these suppliers or service providers failed or became unable to perform on their agreements with us, it could disrupt our business and have an adverse effect on our cash flows, financial condition and results of operations.

We rely on suppliers and service providers to provide us with certain specialized materials and services, including materials and services for power line maintenance, repair and construction, our advanced metering system, information technology and customer operations. The financial condition of our suppliers and service providers may be adversely affected by general economic conditions, such as credit risk and turbulent macroeconomic environment in recent years. Because many of the tasks of these suppliers and service providers require specialized electric industry knowledge and equipment, if any of these parties fail to perform, go out of business or otherwise become unable to perform, we may not be able to transition to substitute suppliers or service providers in a timely manner. This could delay our construction and improvement projects, increase our costs and disrupt our operations, which could negatively impact our business and reputation. In addition, we could be subject to fines or penalties in the event a delay resulted in a violation of a PUCT or other regulatory order.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits provided as part of Part II are:

Exhibits	Previously Filed With File Number	As Exhibit

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.

99			—	Condensed Statements of Consolidated Income – Twelve Months Ended March 31, 2012.
XBRL Data Files.

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY COMPANY LLC

By:	/s/ David M. Davis
David M. Davis
Senior Vice President and Chief Financial Officer

Date: April 30, 2012

EXHIBIT INDEX

Exhibits	Previously Filed With File Number*	As Exhibit

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.

99			—	Condensed Statements of Consolidated Income – Twelve Months Ended March 31, 2012.
XBRL Data Files.

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document