Form 10-Q
period 2013-03-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2013-05-02
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of May 1, 2013, 80.03% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.22% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors. None of the membership interests are publicly traded.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2012 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2012

Bondco	Refers to Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned consolidated bankruptcy-remote financing subsidiary of Oncor that has issued securitization (transition) bonds to recover certain regulatory assets and other costs.

CREZ	Competitive Renewable Energy Zone

Deed of Trust	Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, made by Oncor to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, formerly The Bank of New York), as collateral agent, as amended

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EFH Retirement Plan	Refers to a defined benefit pension plan sponsored by EFH Corp., in which Oncor participates.

EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

Investment LLC	Refers to Oncor Management Investment LLC, a limited liability company and minority membership interest owner (approximately 0.22%) of Oncor, whose managing member is Oncor and whose Class B Interests are owned by certain members of the management team and independent directors of Oncor.

IRS	US Internal Revenue Service

LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Moody’s	Moody’s Investor Services, Inc. (a credit rating agency)

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Bondco, depending on context.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner (approximately 80.03%) of Oncor, and/or its subsidiaries, depending on context.

Oncor Retirement Plan	Refers to the defined benefit pension plan sponsored by Oncor.

ii

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor.

OPEB	other postretirement employee benefits

OPEB Plan	Refers to an EFH Corp.-sponsored plan (in which Oncor participates) that offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from the company.

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

purchase accounting	The purchase method of accounting for a business combination as prescribed by US GAAP, whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs, are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

Sponsor Group	Refers collectively to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR), TPG Global, LLC (together with its affiliates, TPG) and GS Capital Partners, an affiliate of Goldman, Sachs & Co., that have an ownership interest in Texas Holdings.

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of Energy Future Competitive Holdings Company and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context. Its major subsidiaries include Luminant and TXU Energy.

TCOS	transmission cost of service

TCRF	transmission cost recovery factor

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is an entity indirectly owned by a private investment group led by OMERS Administration Corporation, acting through its infrastructure investment entity, Borealis Infrastructure Management Inc., and the Government of Singapore Investment Corporation, acting through its private equity and infrastructure arm, GIC Special Investments Pte Ltd. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(millions of dollars)
Operating revenues:
Affiliated	$225	$227
Nonaffiliated	592	556

Total operating revenues	817	783

Operating expenses:
Wholesale transmission service	131	132
Operation and maintenance	167	164
Depreciation and amortization	199	184
Provision in lieu of income taxes (Note 9)	38	44
Taxes other than amounts related to income taxes	102	102

Total operating expenses	637	626

Operating income	180	157
Other income and deductions:
Other income (Note 10)	5	7
Other deductions (Note 10)	4	1
Nonoperating provision in lieu of income taxes (Note 9)	1	5
Interest income	1	8
Interest expense and related charges (Note 10)	94	91

Net income	$87	$75

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(millions of dollars)
Net income	$87	$75
Other comprehensive income (loss):
Cash flow hedges – derivative value net loss recognized in net income (net of tax benefit of $— and $—) (Note 1)	1	1
Defined benefit pension plans (net of tax benefit of $— and $—) (Note 8)	(1)	—

Total other comprehensive income	—	1

Comprehensive income	$87	$76

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(millions of dollars)
Cash flows — operating activities:
Net income	$87	$75
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	207	192
Provision in lieu of deferred income taxes – net	39	44
Amortization of investment tax credits	(1)	(1)
Changes in operating assets and liabilities:
Deferred revenues (Note 3)	(12)	(41)
Changes in other operating assets and liabilities	(162)	(152)

Cash provided by operating activities	158	117

Cash flows — financing activities:
Repayments of long-term debt (Note 5)	(27)	(26)
Net increase in short-term borrowings (Note 4)	242	346
Distributions to members (Note 7)	(50)	(45)
Decrease in note receivable from TCEH (Note 9)	—	10
Debt discount, financing and reacquisition expenses – net	(1)	(1)

Cash provided by financing activities	164	284

Cash flows — investing activities:
Capital expenditures	(349)	(402)
Other – net	3	2

Cash used in investing activities	(346)	(400)

Net change in cash and cash equivalents	(24)	1
Cash and cash equivalents — beginning balance	45	12

Cash and cash equivalents — ending balance	$21	$13

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At March 31, 2013	At December 31, 2012
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$21	$45
Restricted cash — Bondco (Note 10)	55	55
Trade accounts receivable from nonaffiliates – net (Note 10)	352	338
Trade accounts and other receivables from affiliates (Note 9)	121	53
Materials and supplies inventories — at average cost	68	73
Prepayments and other current assets	82	79

Total current assets	699	643
Restricted cash — Bondco (Note 10)	16	16
Investments and other property (Note 10)	84	83
Property, plant and equipment – net (Note 10)	11,504	11,318
Goodwill (Note 10)	4,064	4,064
Regulatory assets – net — Oncor (Note 3)	1,402	1,453
Regulatory assets – net — Bondco (Note 3)	312	335
Other noncurrent assets	80	78

Total assets	$18,161	$17,990

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 4)	$977	$735
Long-term debt due currently — Bondco (Note 5)	126	125
Trade accounts payable	92	121
Amounts payable to members related to income taxes (Note 9)	37	22
Accrued taxes other than amounts related to income	61	153
Accrued interest	89	95
Other current liabilities	100	109

Total current liabilities	1,482	1,360
Long-term debt, less amounts due currently — Oncor (Note 5)	5,092	5,090
Long-term debt, less amounts due currently — Bondco (Note 5)	282	310
Liability in lieu of deferred income taxes (Note 9)	2,273	2,180
Investment tax credits	23	24
Other noncurrent liabilities and deferred credits (Note 10)	1,668	1,722

Total liabilities	10,820	10,686

Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account — number of interests outstanding 2013 and 2012 – 635,000,000	7,372	7,335
Accumulated other comprehensive loss	(31)	(31)

Total membership interests	7,341	7,304

Total liabilities and membership interests	$18,161	$17,990

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

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Revenues from TCEH represented 28% and 29% of our reported total operating revenues for the three months ended March 31, 2013 and 2012, respectively. We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp. EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group. Oncor Holdings owns 80.03% of our membership interests, Texas Transmission owns 19.75% of our membership interests and certain members of our management team and board of directors indirectly own the remaining membership interests through Investment LLC. We are managed as an integrated business; consequently, there are no separate reportable business segments.

Our consolidated financial statements include our wholly-owned, bankruptcy-remote financing subsidiary, Bondco, a variable interest entity. This financing subsidiary was organized for the limited purpose of issuing certain transition bonds in 2003 and 2004. Bondco issued $1.3 billion principal amount of transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.

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

Basis of Presentation

Our condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements in our 2012 Form 10-K. Adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes in our 2012 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year due to seasonality. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

2. REGULATORY MATTERS

2008 Rate Review

In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (PUCT Docket No. 35717), and new rates were implemented in September 2009. In November 2009, the PUCT issued an order on rehearing that established a new rate class but did not change the revenue requirements. We and four other parties appealed various portions of the rate review final order to a state district court. In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities. We filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities. Oral argument before the Austin Court of Appeals was completed in April 2012. There is no deadline for the court to act. We are unable to predict the outcome of the appeal.

See Note 2 to Financial Statements in our 2012 Form 10-K for additional information regarding regulatory matters.

3. REGULATORY ASSETS AND LIABILITIES

Recognition of regulatory assets and liabilities and the amortization periods over which they are expected to be recovered or refunded through rate regulation reflect the decisions of the PUCT. Components of the regulatory assets and liabilities are provided in the table below. Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization	Carrying Amount At
	Period at March 31, 2013	March 31, 2013	December 31, 2012
Regulatory assets:
Generation-related regulatory assets securitized by transition bonds (a)(e)	3 years	$379	$409
Employee retirement costs	7 years	83	87
Employee retirement costs to be reviewed (b)(c)	To be determined	195	186
Employee retirement liability (a)(c)(d)	To be determined	720	738
Self-insurance reserve (primarily storm recovery costs) — net	7 years	182	190
Self-insurance reserve to be reviewed (b)(c)	To be determined	131	128
Securities reacquisition costs (pre-industry restructure)	4 years	39	41
Securities reacquisition costs (post-industry restructure) — net	Terms of related debt	15	22
Recoverable amounts in lieu of deferred income taxes — net	Life of related asset or liability	63	71
Rate review expenses (a)	Largely 2 years	6	6
Advanced meter customer education costs (c)	7 years	9	10
Deferred conventional meter depreciation	Largely 8 years	163	152
Deferred advanced metering system costs	7 years	20	2
Energy efficiency performance bonus (a)	1 year	7	9
Under-recovered wholesale transmission service expense — net (a)(c)	1 year	49	40
Energy efficiency programs (a)	Not applicable	—	1
Other regulatory assets	Various	2	1

Total regulatory assets		2,063	2,093

Regulatory liabilities (e):
Estimated net removal costs	Life of utility plant	279	244
Investment tax credit and protected excess deferred taxes	Various	26	28
Over-collection of transition bond revenues (a)(e)	3 years	32	33
Energy efficiency programs (a)	Not applicable	12	—

Total regulatory liabilities		349	305

Net regulatory asset		$1,714	$1,788

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Costs incurred since the period covered under the last rate review.
(c)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(d)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(e)	Bondco net regulatory assets of $312 million at March 31, 2013 consisted of $344 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $32 million. Bondco net regulatory assets of $335 million at December 31, 2012 consisted of $368 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $33 million.

4. BORROWINGS UNDER CREDIT FACILITIES

At March 31, 2013, we had a $2.4 billion secured revolving credit facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances. The revolving credit facility expires in October 2016, and we have the option of requesting up to two one-year extensions, with such extensions subject to certain conditions and lender approval. The terms of the revolving credit facility allow us to request an additional increase in our borrowing capacity of $100 million, provided certain conditions are met, including lender approval.

Borrowings under the revolving credit facility are classified as short-term on the balance sheet and are secured equally and ratably with all of our other secured indebtedness by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity. The property is mortgaged under the Deed of Trust.

At March 31, 2013, we had outstanding borrowings under the revolving credit facility totaling $977 million with an interest rate of 1.70% and outstanding letters of credit totaling $6 million. At December 31, 2012, we had outstanding borrowings under the revolving credit facility totaling $735 million with an interest rate of 1.46% and outstanding letters of credit totaling $6 million.

Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt. At March 31, 2013, all outstanding borrowings bore interest at LIBOR plus 1.50%. Amounts borrowed under the facility, once repaid, can be borrowed again from time to time.

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.100% to 0.275% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the revolving credit facility. Letter of credit fees on the stated amount of letters of credit issued under the revolving credit facility are payable to the lenders quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR. Customary fronting and administrative fees are also payable to letter of credit fronting banks. At March 31, 2013, letters of credit bore interest at 1.50%, and a commitment fee (at a rate of 0.225% per annum) was payable on the unfunded commitments under the facility, each based on our current credit ratings.

Subject to the limitations described below, borrowing capacity available under the credit facility at March 31, 2013 and December 31, 2012 was $1.417 billion and $1.659 billion, respectively. Generally, our indentures and revolving credit facility limit the incurrence of other secured indebtedness except for indebtedness secured equally and ratably with the indentures and revolving credit facility and certain permitted exceptions. As described further in Note 6 to Financial Statements in our 2012 Form 10-K, the Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that have been certified to the Deed of Trust collateral agent. At March 31, 2013, the available bond credits were approximately $1.945 billion and the amount of additional potential indebtedness that could be secured by property additions, subject to a certification process, was $708 million. At March 31, 2013, the available borrowing capacity of the revolving credit facility could be fully drawn.

5. LONG-TERM DEBT

At March 31, 2013 and December 31, 2012, our long-term debt consisted of the following:

	March 31,	December 31,
	2013	2012
Oncor (a):
6.375% Fixed Senior Notes due January 15, 2015	$500	$500
5.000% Fixed Senior Notes due September 30, 2017	324	324
6.800% Fixed Senior Notes due September 1, 2018	550	550
5.750% Fixed Senior Notes due September 30, 2020	126	126
4.100% Fixed Senior Notes due June 1, 2022	400	400
7.000% Fixed Debentures due September 1, 2022	800	800
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
4.550% Fixed Senior Notes due December 1, 2041	300	300
5.300% Fixed Senior Notes due June 1, 2042	500	500
Unamortized discount	(33)	(35)

Long-term debt, less amounts due currently — Oncor	5,092	5,090

Bondco (b):
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	—	10
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	128	145
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	281	281
Unamortized fair value discount related to transition bonds	(1)	(1)
Less amount due currently	(126)	(125)

Long-term debt, less amounts due currently — Bondco	282	310

Total long-term debt, less amounts due currently	$5,374	$5,400

(a)	Secured by first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness. See “Deed of Trust” in Note 6 to Financial Statements in our 2012 Form 10-K for additional information.
(b)	The transition bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt-Related Activity in 2013

Debt Repayments

Repayments of long-term debt in the three months ended March 31, 2013 totaled $27 million and represent transition bond principal payments at scheduled maturity dates.

Fair Value of Long-Term Debt

At March 31, 2013 and December 31, 2012, the estimated fair value of our long-term debt (including current maturities) totaled $6.565 billion and $6.568 billion, respectively, and the carrying amount totaled $5.500 billion and $5.525 billion, respectively. The fair value is estimated based upon the market value as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

6. COMMITMENTS AND CONTINGENCIES

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions as discussed below.

We are the lessee under various operating leases that obligate us to guarantee the residual values of the leased assets. At March 31, 2013, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled $7 million. These leased assets consist primarily of vehicles used in distribution activities. The average life of the residual value guarantees under the lease portfolio is approximately 1.8 years.

For the purpose of obtaining greater access to materials, we previously guaranteed the repayment of borrowings under a nonaffiliated party’s $7 million credit facility. The facility, which matured on March 31, 2013, was not extended. At March 31, 2013, the nonaffiliated party had no borrowings under the facility.

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows. See Note 7 to Financial Statements in our 2012 Form 10-K for additional information regarding our legal and regulatory proceedings.

7. MEMBERSHIP INTERESTS

Cash Distributions

On May 1, 2013, our board of directors declared a cash distribution of $70 million, which will be paid to our members on May 2, 2013. In February 2013, our board of directors declared, and we paid a cash distribution of $50 million to our members.

Distributions are limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At March 31, 2013, our regulatory capitalization ratio was 58.6% debt and 41.4% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes transition bonds issued by Bondco. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of purchase accounting (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization). At March 31, 2013, $196 million was available for distribution to our members under the capital structure restriction.

Membership Interests

At March 31, 2013, our ownership was as follows: 80.03% held by Oncor Holdings and indirectly by EFH Corp., 19.75% held by Texas Transmission and 0.22% held indirectly by certain members of our management team and board of directors.

The following tables present the changes to membership interests during the three months ended March 31, 2013 and 2012:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2012	$7,335	$(31)	$7,304
Net income	87	—	87
Distributions	(50)	—	(50)
Net effects of cash flow hedges (net of tax)	—	1	1
Defined benefit pension plans (net of tax)	—	(1)	(1)

Balance at March 31, 2013	$7,372	$(31)	$7,341

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2011	$7,212	$(31)	$7,181
Net income	75	—	75
Distributions	(45)	—	(45)
Net effects of cash flow hedges (net of tax)	—	1	1

Balance at March 31, 2012	$7,242	$(30)	$7,212

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the three months ended March 31, 2013.

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$(28)	$(3)	$(31)
Defined benefit pension plans (net of tax) Amounts reclassified from accumulated other comprehensive income (loss) and reported in:	—	(1)	(1)
Interest expense and related charges	1	—	1

Total amount reclassified from accumulated other comprehensive income (loss) during the period	1	—	1

Balance at March 31, 2013	$(27)	$(4)	$(31)

8. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) PLANS

We participate in two defined pension plans, the Oncor Retirement Plan and the EFH Retirement Plan, and also participate with EFH Corp. and other subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. We also have supplemental pension plans for certain employees whose retirement benefits cannot be fully earned under the qualified retirement plans. See Note 9 to Financial Statements in our 2012 Form 10-K for additional information regarding our pension plans and the OPEB Plan.

Our net costs related to pension plans and the OPEB Plan for the three months ended March 31, 2013 and 2012 were comprised of the following:

	Three Months Ended March 31,
	2013	2012
Components of net pension costs:
Service cost	$6	$5
Interest cost	31	27
Expected return on assets	(30)	(26)
Amortization of net loss	17	19

Net pension costs	24	25

Components of net OPEB costs:
Service cost	1	1
Interest cost	10	10
Expected return on assets	(3)	(3)
Amortization of prior service costs	(5)	(5)
Amortization of net loss	6	3

Net OPEB costs	9	6

Total net pension and OPEB costs	33	31
Less amounts deferred principally as property or a regulatory asset	(24)	(22)

Net amounts recognized as expense	$9	$9

The discount rates reflected in net pension and OPEB costs in 2013 are 4.10%, 4.30% and 4.10% for the Oncor Retirement Plan, the EFH Retirement Plan and the OPEB Plan, respectively. The expected return on pension and OPEB plan assets reflected in the 2013 cost amounts are 6.16%, 5.40% and 6.70% for the Oncor Retirement Plan, the EFH Retirement Plan and the OPEB Plan, respectively.

We made cash contributions to the pension plans and OPEB Plan of $6 million and $3 million, respectively, during the three months ended March 31, 2013, and we expect to make additional cash contributions of $4 million and $9 million, respectively, during the remainder of 2013.

9. RELATED–PARTY TRANSACTIONS

The following represent our significant related-party transactions:

•

We record revenue from TCEH, principally for electricity delivery fees, which totaled $225 million and $227 million for the three months ended March 31, 2013 and 2012, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. These revenues included less than $1 million for each of the three-month periods ended March 31, 2013 and 2012 pursuant to a transformer maintenance agreement with TCEH. The balance sheets at March 31, 2013 and December 31, 2012 reflect receivables from affiliates totaling $121 million and $53 million, respectively, primarily consisting of trade receivables from TCEH related to these electricity delivery fees. Trade accounts receivable from TCEH at December 31, 2012 reflects timing of payments in 2012.

•

Prior to August 2012, we recognized interest income from TCEH under an agreement related to our generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Bondco. This interest income, which served to offset our interest expense on the transition bonds, totaled $7 million for the three months ended March 31, 2012. Also prior to August 2012, we received reimbursement under a note receivable from TCEH for incremental amounts payable related to income taxes as a result of delivery fee surcharges related to the transition bonds. Amounts received under the note receivable for the three months ended March 31, 2012 totaled $10 million. See Note 11 to Financial Statements in our 2012 Form 10-K for additional information regarding the sale to EFIH of the agreement and related future interest reimbursements as well as the note receivable from TCEH.

•

EFH Corp. subsidiaries charge us for certain administrative services at cost. We also charge each other for shared facilities at cost. These net costs, which are primarily reported in operation and maintenance expenses, totaled $8 million and $7 million for the three months ended March 31, 2013 and 2012, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning TCEH’s Comanche Peak nuclear generation facility is funded by a delivery fee surcharge we collect from REPs and remit monthly to TCEH. Delivery fee surcharges totaled $4 million for each of the three-month periods ended March 31, 2013 and 2012. Our sole obligation with regard to nuclear decommissioning is as the collection agent of funds charged to ratepayers for nuclear decommissioning activities. If, at the time of decommissioning, actual decommissioning costs exceed available trust funds, we would not be obligated to pay any shortfalls but would be required to collect any rates approved by the PUCT to recover any additional decommissioning costs. Further, if there were to be a surplus when decommissioning is complete, such surplus would be returned to ratepayers under terms prescribed by the PUCT.

•

We are not a member of EFH Corp.’s consolidated tax group, but EFH Corp.’s consolidated federal income tax return includes EFH Corp.’s portion of our results due to EFH Corp.’s equity ownership in us. Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., we are generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return. EFH Corp. also includes our results in its consolidated Texas state margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return. See discussion in Note 1 to Financial Statements in our 2012 Form 10-K under “Income Taxes.” Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members. At March 31, 2013, we had amounts payable to members under the agreement totaling $10 million ($8 million to EFH Corp. and $2 million to Texas Transmission and Investment LLC) and a current state income tax payable to EFH Corp. of $27 million, which are reported as amounts payable to members related to income taxes of $37 million. At December 31, 2012, we had a current state income tax payable to EFH Corp. under the agreement of $22 million, which is reported as amounts payable to members related to income taxes. No income tax payments were made to or received from members in the three months ended March 31, 2013 and 2012.

•

Our PUCT-approved tariffs include requirements to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Bondco. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at March 31, 2013 and December 31, 2012, TCEH had posted letters of credit in the amount of $10 million and $11 million, respectively, for our benefit.

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

See Notes 7 and 8 for information regarding distributions to members and our participation in EFH Corp. pension and OPEB plans, respectively.

10. SUPPLEMENTARY FINANCIAL INFORMATION

Major Customers

Revenues from TCEH represented 28% and 29% of our reported total operating revenues for the three months ended March 31, 2013 and 2012, respectively. Revenues from REP subsidiaries of a nonaffiliated entity collectively represented 16% and 15% of our reported total operating revenues for the three months ended March 31, 2013 and 2012, respectively. No other customer represented 10% or more of total operating revenues.

Other Income and Deductions

	Three Months Ended March 31,
	2013	2012
Other income:
Accretion of fair value adjustment (discount) to regulatory assets due to purchase accounting	$5	$6
Other	—	1

Total other income	$5	$7

Other deductions:
Professional fees	$2	$1
Other	2	—

Total other deductions	$4	$1

Interest Expense and Related Charges

	Three Months Ended March 31,
	2013	2012
Interest expense	$89	$92
Amortization of debt issuance costs and discounts	7	1
Allowance for funds used during construction – capitalized interest portion	(2)	(2)

Total interest expense and related charges	$94	$91

Restricted Cash

All restricted cash amounts reported on our balance sheet at March 31, 2013 and December 31, 2012 relate to the transition bonds.

Trade Accounts Receivable

Trade accounts receivable reported on our balance sheet consisted of the following:

	At March 31, 2013	At December 31, 2012
Gross trade accounts receivable	$477	$395
Trade accounts receivable from TCEH	(123)	(55)
Allowance for uncollectible accounts	(2)	(2)

Trade accounts receivable from nonaffiliates – net	$352	$338

Gross trade accounts receivable at March 31, 2013 and December 31, 2012 included unbilled revenues of $120 million and $147 million, respectively. At March 31, 2013 and December 31, 2012, REP subsidiaries of a nonaffiliated entity collectively represented approximately 11% and 12% of the nonaffiliated trade accounts receivable amount, respectively. Trade accounts receivable from TCEH at December 31, 2012 reflects timing of payments in 2012.

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At March 31, 2013	At December 31, 2012
Assets related to employee benefit plans, including employee savings programs, net of distributions	$82	$80
Land	2	3

Total investments and other property	$84	$83

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	At March 31, 2013	At December 31, 2012
Total assets in service	$16,189	$16,083
Less accumulated depreciation	5,519	5,407

Net of accumulated depreciation	10,670	10,676
Construction work in progress	819	627
Held for future use	15	15

Property, plant and equipment – net	$11,504	$11,318

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet consisted of the following:

	At March 31, 2013			At December 31, 2012
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization included in property, plant and equipment:
Land easements	$296	$80	$216	$295	$79	$216
Capitalized software	439	234	205	409	220	189

Total	$735	$314	$421	$704	$299	$405

Aggregate amortization expense for intangible assets totaled $15 million and $13 million for the three months ended March 31, 2013 and 2012, respectively. The estimated aggregate amortization expense for each of the next five fiscal years from December 31, 2012 is as follows:

Year	Amortization Expense
2013	$62
2014	60
2015	60
2016	57
2017	49

At both March 31, 2013 and December 31, 2012, goodwill totaling $4.1 billion was reported on our balance sheet. None of this goodwill is being deducted for tax purposes.

Other Noncurrent Liabilities and Deferred Credits

Other noncurrent liabilities and deferred credits reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2013	2012
Retirement plans and other employee benefits	$1,506	$1,495
Uncertain tax positions (including accrued interest)	93	169
Other	69	58

Total other noncurrent liabilities and deferred credits	$1,668	$1,722

We have been advised by EFH Corp. that the conclusion of all issues contested from the 1997 through 2002 IRS audit will further reduce the liability for uncertain tax positions by approximately $29 million with a cash payment to EFH Corp. as required under the tax sharing agreement. Approval by the Joint Committee on Taxation is expected to be received in the second quarter of 2013.

The IRS audit for the years 2003 through 2006 was concluded in June 2011. A significant number of adjustments to the originally filed returns for such years were proposed. In March 2013, EFH Corp. and the IRS agreed on terms to resolve the disputed adjustments. In the first quarter of 2013, we adjusted the liability for uncertain tax positions to reflect the terms of the agreement, resulting in a net reduction of the liability for uncertain tax positions totaling $78 million. This reduction consisted of a $63 million reclassification to the liability in lieu of deferred income taxes and a net adjustment of $15 million ($10 million after tax), representing a reversal of accrued interest, which is reported as a decrease in provision in lieu of income taxes. Any cash income tax impact related to the conclusion of the 2003 through 2006 audit is expected to be immaterial.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2013	2012
Cash payments (receipts) related to:
Interest	$96	$135
Capitalized interest	(2)	(2)

Interest (net of amounts capitalized)	94	133

Noncash construction expenditures (a)	69	85

(a)	Represents end-of-period accruals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2013 and 2012 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements as well as the Risk Factors contained in our 2012 Form 10-K.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Revenues from TCEH represented 28% and 29% of our reported total operating revenues for the three months ended March 31, 2013 and 2012, respectively. We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp. Oncor Holdings owns 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly own the remaining outstanding membership interests through Investment LLC. We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

As noted in the Current Report on Form 8-K filed with the SEC on April 15, 2013 by EFH Corp., EFIH and Energy Future Competitive Holdings Company (EFCH), EFH Corp., EFIH, EFCH and TCEH have engaged in discussions with certain unaffiliated holders of first lien senior secured claims against EFCH, TCEH and certain of TCEH’s subsidiaries regarding those entities’ capital structures, including the possibility of restructuring transactions involving those companies. We believe the “ring-fencing” measures discussed above mitigate our exposure to a bankruptcy or other restructuring transactions involving members of the Texas Holdings Group.

Significant Activities and Events

Sunset Review and Other State Legislation — Sunset review is the regular assessment of the continuing need for a state agency to exist, and is grounded in the premise that an agency will be abolished unless legislation is passed to continue functions. On a specified time schedule, the Texas Sunset Advisory Commission (Sunset Commission) closely reviews each agency and recommends action on each agency to the Texas Legislature, which action may include modifying or even abolishing the agency. The PUCT is subject to review by the Sunset Commission and a limited sunset review by the Texas Legislature in 2013. We cannot predict the outcome of the sunset review process.

Competitive Renewable Energy Zones (CREZ) — In 2009, the PUCT awarded us CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for 17 of those projects. All 17 projects and 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. In addition to these projects, ERCOT completed a study in December 2010 that will result in us and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. We currently estimate, based on these additional voltage support facilities and the approved routes and stations for our awarded CREZ projects, that CREZ construction costs will total approximately $2.0 billion. CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes. At March 31, 2013, our cumulative CREZ-related capital expenditures totaled $1.627 billion, including $167 million during 2013. We expect that all necessary permitting actions, other requirements and all line and station construction activities for our CREZ construction projects will be completed by the end of 2013. Additional voltage support projects are expected to be completed by early 2014, with the exception of one series capacitor project that is scheduled to be completed in December 2015 in order to allow for further study and evaluation. The delay to 2015 is not expected to have a significant impact on the ability of the CREZ system to support existing or currently expected renewable generation.

For information regarding other matters with the PUCT, see discussion below under “Regulation and Rates.”

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended March 31,		%
	2013	2012	Change
Operating statistics:
Electric energy billed volumes (gigawatt-hours):
Residential	9,455	8,873	6.6
Other (a)	16,041	15,897	0.9

Total electric energy billed volumes	25,496	24,770	2.9

Reliability statistics (b):
System Average Interruption Duration Index (SAIDI) (nonstorm)	101.7	104.5	(2.7)
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.3	1.3	—
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	78.8	82.0	(3.9)
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)	3,253	3,214	1.2

	Three Months Ended March 31,		$
	2013	2012	Change
Operating revenues:
Distribution base rates	$414	$403	$11
Reconcilable rates (c)	242	234	8
Third-party transmission revenues	105	98	7
Advanced metering surcharges	40	33	7
Other miscellaneous revenues (d)	16	15	1

Total operating revenues	$817	$783	$34

(a)	Includes small business, large commercial and industrial and all other non-residential distribution points of delivery.
(b)	SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. The statistics presented are based on twelve months ended March 31, 2013 and 2012 data.
(c)	Includes TCRF revenues and energy efficiency surcharges. Also includes transition charge revenue totaling $34 million and $32 million for the three months ended March 31, 2013 and 2012, respectively, associated with the issuance of transition bonds.
(d)	Includes non-reconcilable rate review expense surcharges, disconnect/reconnect fees, other discretionary revenues for services requested by REPs and other miscellaneous revenues.

Financial Results — Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Total operating revenues increased $34 million, or 4%, to $817 million in 2013. The change reflected:

•

an $11 million increase in distribution base rate revenues consisting of a $6 million impact of higher average consumption, primarily due to the effects of more normal weather in 2013 as compared to 2012 and an estimated $5 million effect of growth in points of delivery;

•

an $8 million increase in reconcilable rate revenues (those in which recognized revenues equal incurred expenses) consisting of a $4 million increase in energy efficiency surcharges (offset in operation and maintenance expense), a $2 million increase in TCRF revenues ($11 million driven by higher wholesale transmission service expense, of which $8 million was from third parties, offset by a $9 million one-time settlement charge in 2012) and a $2 million increase in charges related to transition bonds (with an offsetting increase in amortization expense);

•	$7 million in higher transmission revenues reflecting rate increases to recover ongoing investment in the transmission system;

•	a $7 million increase in recognized revenues from the advanced metering deployment surcharge due to increased costs driven by meter installation and systems development completed in 2012, and

•	a $1 million increase in other miscellaneous revenues, consisting of $2 million in higher other revenues, partially offset by $1 million in lower REP discretionary services as a result of the deployment of advanced meters completed in 2012, which we expect will continue to decrease in the future.

Wholesale transmission service expense decreased $1 million, or 1%, to $131 million in 2013. Adjusting for a $9 million one-time settlement charge in 2012, third-party wholesale transmission service expense increased $8 million in 2013.

Operation and maintenance expense increased $3 million, or 2%, to $167 million in 2013. The change reflects fluctuations in expenses that are offset by corresponding revenues, including a $4 million increase in costs related to programs designed to improve customer electricity efficiency and a $1 million increase related to advanced meters. Amortization of regulatory assets reported in operation and maintenance expense totaled $13 million and $14 million for the three months ended March 31, 2013 and 2012, respectively.

Depreciation and amortization increased $15 million, or 8%, to $199 million in 2013. The increase reflected $7 million attributed to ongoing investments in property, plant and equipment, $6 million attributed to investments related to the deployment of advanced meters completed in 2012 and $2 million in higher amortization of regulatory assets associated with transition bonds (with an offsetting increase in revenues).

Other income totaled $5 million in 2013 and $7 million in 2012. The 2013 and 2012 amounts included accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting totaling $5 million and $6 million, respectively. See Note 10 to Financial Statements.

Other deductions totaled $4 million and $1 million in 2013 and 2012, respectively. See Note 10 to Financial Statements.

Provision in lieu of income taxes totaled $39 million in 2013 (including $38 million related to operating income and $1 million related to nonoperating income) compared to $49 million (including $44 million related to operating income and $5 million related to nonoperating income) in 2012. The effective income tax rate on pretax income was 31.0% in 2013 and 39.5% in 2012. The 2013 effective income tax rate on pretax income differs from the US federal statutory rate of 35% primarily due to the reversal of accrued interest and taxes totaling $12 million attributed to favorable resolution of certain uncertain tax positions, partially offset by $4 million of non-deductible amortization of the regulatory asset attributed to a change in deductibility of the Medicare Part D subsidy as a result of the Patient Protection and Affordable Care Act of 2010 and the effect of the 2013 Texas gross margin tax.

Interest income decreased $7 million, or 88%, to $1 million in 2013. The decrease reflected our sale of the TCEH transition bond interest reimbursement agreement to EFIH in August 2012. See Note 11 to Financial Statements in our 2012 Form 10-K for discussion of the sale.

Interest expense and related charges increased $3 million, or 3%, to $94 million in 2013. The change was driven by $6 million in higher amortization of debt issuance costs and discounts and a $2 million increase attributable to higher average borrowings reflecting ongoing capital investments, partially offset by a $5 million decrease attributable to lower average interest rates.

Net income increased $12 million, or 16%, to $87 million in 2013. The change reflected increased revenue from higher transmission rates, the effects on revenue of more normal weather in 2013, growth in points of delivery and lower income taxes, partially offset by higher depreciation and lower interest income.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Cash provided by operating activities totaled $158 million and $117 million in the three months ended March 31, 2013 and 2012, respectively. The $41 million increase was driven by a $39 million decrease in cash interest payments due to the timing of interest payments on long-term debt made in April 2013 as compared to March 2012, a $21 million decrease in contributions to pension and OPEB plans and a $9 million payment associated with a wholesale transmission cost settlement in 2012, partially offset by a $30 million net decrease ($74 million due to timing of payments in 2012 and a $44 million increase in receipts) in transmission and distribution revenue receipts.

Cash provided by financing activities totaled $164 million and $284 million in the three months ended March 31, 2013 and 2012, respectively. The 2013 activity reflected a $242 million increase in short-term borrowings, partially offset by $50 million of cash used in distributions to our members (a $5 million increase from 2012 (see Note 7 to Financial Statements)), $27 million in cash principal payments on transition bonds (a $1 million increase from 2012 (see Note 5 to Financial Statements)) and a $1 million increase in debt discount, financing and reacquisition expenses.

Cash used in investing activities, which consisted primarily of capital expenditures, totaled $346 million and $400 million in the three months ended March 31, 2013 and 2012, respectively. The $54 million, or 14%, change was driven by decreases in capital expenditures, primarily for advanced metering deployment initiatives completed in 2012.

Depreciation and amortization expense reported in the condensed statements of consolidated cash flows was $8 million more than the amounts reported in the condensed statements of consolidated income for each of the three-month periods ended March 31, 2013 and 2012, respectively. The differences represent the accretion of the adjustment (discount) to regulatory assets, net of the amortization of debt fair value discount, both due to purchase accounting, and reported in other income and interest expense and related charges, respectively, in the condensed statements of consolidated income. In addition, the differences represent regulatory asset amortization, which is reported in operation and maintenance expense in the condensed statements of consolidated income.

Long-Term Debt Activity — Repayments of long-term debt in the three months ended March 31, 2013 totaled $27 million and represent transition bond principal payments at scheduled maturity dates (see Note 5 to Financial Statements).

Available Liquidity/Credit Facility — Our primary source of liquidity, aside from operating cash flows, is our ability to borrow under our revolving credit facility. At March 31, 2013, we had a $2.4 billion secured revolving credit facility. The revolving credit facility expires in October 2016. Subject to the limitations described below, available borrowing capacity under our revolving credit facility totaled $1.417 billion and $1.659 billion at March 31, 2013 and December 31, 2012, respectively. We may request an increase in our borrowing capacity of $100 million in the aggregate and up to two one-year extensions, provided certain conditions are met, including lender approval.

The revolving credit facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future. At March 31, 2013, we were in compliance with the covenant. See “Financial Covenants, Credit Rating Provisions and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio. The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that have been certified to the Deed of Trust collateral agent. Accordingly, the availability under our revolving credit facility is limited by the amount of available bond credits and any property additions certified to the Deed of Trust collateral agent in connection with the revolving credit facility borrowings. In addition, our outstanding senior notes and debentures are secured by the Deed of Trust. To the extent we continue to issue debt securities secured by the Deed of Trust, those debt securities would also be limited by the amount of available bond credits and any property additions that have been certified to the Deed of Trust collateral agent. At March 31, 2013, the available bond credits totaled $1.945 billion, and the amount of additional potential indebtedness that could be secured by property additions, subject to the completion of a certification process, totaled $708 million. At March 31, 2013, the available borrowing capacity of the revolving credit facility could be fully drawn.

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

Cash and cash equivalents totaled $21 million and $45 million at March 31, 2013 and December 31, 2012, respectively. Available liquidity (cash and available credit facility capacity) at March 31, 2013 totaled $1.438 billion reflecting a decrease of $266 million from December 31, 2012. The change reflects our ongoing capital investment in transmission and distribution infrastructure.

We also committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At March 31, 2013 and December 31, 2012, our regulatory capitalization ratios were 58.6% debt and 41.4% equity and 58.8% debt and 41.2% equity, respectively. See Note 7 to Financial Statements for discussion of the debt-to-equity ratio.

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

Distributions — On May 1, 2013, our board of directors declared a cash distribution of $70 million, which will be paid to our members on May 2, 2013. In February 2013, our board of directors declared, and we paid a cash distribution of $50 million to our members. See Note 7 to Financial Statements for discussion of the distribution restriction.

Pension and OPEB Plan Funding — Our funding for the pension plans and the OPEB Plan for the calendar year 2013 is expected to total $10 million and $12 million, respectively. In the three months ended March 31, 2013, we made cash contributions to the pension plans and the OPEB Plan of $6 million and $3 million, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility contains a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP). The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco. Capitalization is calculated as membership interests determined in accordance with US GAAP plus indebtedness described above. At March 31, 2013, we were in compliance with this covenant with a senior debt-to-capitalization ratio of 0.44 to 1.00.

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

Most of our large suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with us. If our credit ratings decline, the costs to operate our business could increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with us.

In February 2013, S&P changed our senior secured credit rating to “A” from “A-” after revising its criteria for rating utility first mortgage bonds and Moody’s changed our senior secured credit rating from Baa2 to Baa3. The downgrade in our credit rating by Moody’s was primarily driven by its view of the risks to which we are exposed by EFH Corp. (our majority equity investor) and TCEH, and increased debt at EFIH. Moody’s also changed our ratings outlook to “stable” from “developing.” Oncor remains on “stable” outlook with S&P and Fitch. Presented below are the credit ratings assigned for our debt securities at April 30, 2013.

Senior Secured
S&P	A
Fitch	BBB+
Moody’s	Baa3

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

Material Credit Rating Covenants — Our revolving credit facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings. Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt. Based on our current ratings, our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.50%. A decline in credit ratings would increase the cost of our revolving credit facility and likely increase the cost of any debt issuances and additional credit facilities.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

Under our revolving credit facility, a default by us or our subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $50 million that are not discharged within 60 days may cause the maturity of outstanding balances ($977 million in short-term borrowings and $6 million in letters of credit at March 31, 2013) under such facility to be accelerated. Additionally, under the Deed of Trust, an event of default under either our revolving credit facility or our indentures would permit our lenders and the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Guarantees — See Note 6 to Financial Statements for details of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2013, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for details of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2013 that are expected to materially impact us.

REGULATION AND RATES

Matters with the PUCT

Transmission Cost Recovery and TCRF Rates — TCRF is a rate charged to REPs to recover fees paid to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate. PUCT rules require us to update the TCRF component of our retail delivery rates twice a year. The difference between amounts billed under the TCRF rate and the related wholesale transmission service expense is deferred and included in the determination of future TCRF rates (see Note 1 to Financial Statements). Approved TCRF filings impacting revenues in or after the three months ended March 31, 2013 and 2012 are listed below (millions of dollars).

Docket No.	Filed	Effective	Semi- Annual Revenue Impact Increase (Decrease)
41002	November 2012	March 2013 – August 2013	$(47)
40451	June 2012	September 2012 – February 2013	$129
39940	November 2011	March 2012 – August 2012	$(41)
39456	June 2011	September 2011 – February 2012	$24

Transmission Interim Rate Update Applications — In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year. The TCOS rate is charged directly to third-party wholesale transmission providers benefitting from our transmission system and, through the TCRF mechanism, to REPs with retail customers in our service territory. TCOS filings impacting revenues in or after the three months ended March 31, 2013 and 2012 are listed below (millions of dollars).

Docket No.	Filed	Effective	Annual Revenue Impact	Third Party Wholesale Transmission	Included in TCRF
41166	January 2013	March 2013	$27	$17	$10
40603	July 2012	August 2012	$30	$19	$11
40142	January 2012	March 2012	$2	$1	$1

Application for Energy Efficiency Cost Recovery Factors (EECRF) — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and to recover or refund any over/under recovery of our costs in prior years. PUCT rules require us to make an annual EECRF filing by the first business day in June of each year for implementation at the beginning of the next calendar year. Approved EECRF filings impacting revenues in the three months ended March 31, 2013 and 2012 are listed below (millions of dollars, except monthly charge amounts).

					Prior Year Amounts
Docket No.	Filed	Effective	Monthly Charge per Residential Customer	Program Costs	Performance Bonus	Under-/ (Over-) Recovery
40361	May 2012	January 1, 2013	$1.23	$62	$9	$2
39375	May 2011	January 1, 2012	$0.99	$49	$8	$(3)

2008 Rate Review — In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (PUCT Docket No. 35717), and new rates were implemented in September 2009. In November 2009, the PUCT issued an order on rehearing that established a new rate class but did not change the revenue requirements. We and four other parties appealed various portions of the rate review final order to a state district court. In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities. We filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities. Oral argument before the Austin Court of Appeals was completed in April 2012. There is no deadline for the court to act. We are unable to predict the outcome of the appeal.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter our basic financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place. All of our long-term debt at March 31, 2013 and December 31, 2012 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2012 Form 10-K and is therefore not presented herein.

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

Our exposure to credit risk associated with accounts receivable totaled $121 million from affiliates, substantially all of which consisted of trade accounts receivable from TCEH, and $354 million from nonaffiliated customers at March 31, 2013. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million at March 31, 2013. The nonaffiliated exposure includes trade accounts receivable from REPs totaling $246 million, which are almost entirely noninvestment grade. At March 31, 2013, REP subsidiaries of a nonaffiliated entity collectively represented approximately 11% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total trade accounts receivable amount. We view our exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows. See Note 9 to Financial Statements for additional information regarding our trade accounts receivable with TCEH.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussions of risk factors under “Item 1A. Risk Factors” in our 2012 Form 10-K and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K and this report and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the US Congress, the Texas Legislature, the Governor of Texas, the US Federal Energy Regulatory Commission, the PUCT, the North American Electric Reliability Corporation, the Texas Reliability Entity, Inc., the Environmental Protection Agency, and the Texas Commission on Environmental Quality, with respect to:

•	allowed rate of return;

•	permitted capital structure;

•	industry, market and rate structure;

•	recovery of investments;

•	acquisition and disposal of assets and facilities;

•	operation and construction of facilities;

•	changes in tax laws and policies, and

•	changes in and compliance with environmental, reliability and safety laws and policies;

•	legal and administrative proceedings and settlements, including the exercise of equitable powers by courts;

•	weather conditions and other natural phenomena;

•	effects of a bankruptcy or other restructuring transactions, and negotiations relating thereto, involving members of the Texas Holdings Group;

•	acts of sabotage, wars or terrorist or cyber security threats or activities;

•	economic conditions, including the impact of a recessionary environment;

•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;

•	changes in business strategy, development plans or vendor relationships;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	inability of various counterparties to meet their financial obligations to us, including failure of counterparties to perform under agreements;

•	general industry trends;

•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;

•	changes in technology used by and services offered by us;

•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB, and future funding requirements related thereto;

•	significant changes in critical accounting policies material to us;

•	commercial bank and financial market conditions, access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in the capital markets and the potential impact of disruptions in US credit markets;

•	circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;

•	financial restrictions under our revolving credit facility and indentures governing our debt instruments;

•	our ability to generate sufficient cash flow to make interest payments on our debt instruments;

•	actions by credit rating agencies, and

•	our ability to effectively execute our operational strategy.

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

ITEM 1A. RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the other information set forth in this report, including Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2012 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in such reports are not the only risks we face.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On February 12, 2013, the Organization & Compensation Committee of our board of directors approved our entrance into a retention agreement with E. Allen Nye, Jr., our Senior Vice President, General Counsel & Secretary. For a description of the material terms of this agreement, see Item 9B. “Other Information” in our 2012 Form 10-K.

On February 13, 2013, our board of directors adopted a Long-Term Incentive Plan. For a description of the material terms of this plan, see Item 11. “Executive Compensation” in our 2012 Form 10-K.

ITEM 6. EXHIBITS

(a)	Exhibits provided as part of Part II are:

Exhibits	Previously Filed* With File Number	As Exhibit

(10)	Material Contracts

Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)	333-100240 2012 Form 10-K (filed February 19, 2013)	10(s)	—	Retention Agreement, effective as of February 12, 2013, between Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.

10(b)	333-100240 2012 Form 10-K (filed February 19, 2013)	10(t)	—	Oncor Electric Delivery Company LLC Long-Term Incentive Plan.

10(c)	333-100240 2012 Form 10-K (filed February 19, 2013)	10(u)	—	Form of Oncor Electric Delivery Company LLC Long-Term Incentive Plan Award Agreement.

(31)	Rule 13a—14(a)/15d—14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99			—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2013.

XBRL Data Files.

101.INS			—	XBRL Instance Document**

101.SCH			—	XBRL Taxonomy Extension Schema Document**

101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Incorporated herein by reference.
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY COMPANY LLC

By:	/s/ David M. Davis
David M. Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: May 1, 2013

EXHIBIT INDEX

Exhibits	Previously Filed* With File Number	As Exhibit

(10)	Material Contracts.

Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)	333-100240 2012 Form 10-K (filed February 19, 2013)	10(s)	—	Retention Agreement, effective as of February 12, 2013, between Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.

10(b)	333-100240 2012 Form 10-K (filed February 19, 2013)	10(t)	—	Oncor Electric Delivery Company LLC Long-Term Incentive Plan.

10(c)	333-100240 2012 Form 10-K (filed February 19, 2013)	10(u)	—	Form of Oncor Electric Delivery Company LLC Long-Term Incentive Plan Award Agreement.

(31)	Rule 13a—14(a)/15d—14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99			—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2013.

XBRL Data Files.

101.INS			—	XBRL Instance Document**

101.SCH			—	XBRL Taxonomy Extension Schema Document**

101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Incorporated herein by reference.
**	Furnished herewith