Form 10-Q
period 2013-06-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2013-08-02
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

― OR ―

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

____________________

Commission File Number 333-100240

Oncor Electric Delivery Company LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2967830
(State of Organization)	(I.R.S. Employer Identification No.)

1616 Woodall Rodgers Fwy., Dallas, TX 75202	(214) 486-2000
(Address of Principal Executive Offices)	(Registrant’s Telephone Number)

____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes        No    ✓

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     ✓    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___     Accelerated filer  ___     Non-Accelerated filer   ✓    (Do not check if a smaller reporting company)

Smaller reporting company___

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___ No    ✓

As of August 1, 2013, 80.03% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.22% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors.  None of the membership interests are publicly traded.

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
Texas margin tax

A privilege tax imposed on taxable entities chartered/organized or doing business in the State of Texas that, for accounting purposes, is reported as an income tax.  Also referred to as “Texas franchise tax” and/or “Texas gross margin tax.”

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

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(millions of dollars)
Operating revenues:
Nonaffiliates	$627	$590	$1,219	$1,146
Affiliates	230	238	455	465
Total operating revenues	857	828	1,674	1,611
Operating expenses:
Wholesale transmission service	140	123	271	255
Operation and maintenance	167	162	334	326
Depreciation and amortization	202	192	401	376
Provision in lieu of income taxes (Note 9)	58	65	96	109
Taxes other than amounts related to income taxes	101	98	203	200
Total operating expenses	668	640	1,305	1,266
Operating income	189	188	369	345
Other income and deductions:
Other income (Note 10)	5	7	10	14
Other deductions (Note 10)	4	1	8	3
Nonoperating provision in lieu of income taxes (Note 9)	-	7	1	12
Interest income	1	12	2	21
Interest expense and related charges (Note 10)	95	92	189	183
Net income	$96	$107	$183	$182

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(millions of dollars)
Net income	$96	$107	$183	$182
Other comprehensive income (loss):
Cash flow hedges — derivative value net loss recognized in net income (net of tax benefit)	1	1	2	2
Defined benefit pension plans (net of tax benefit)	-	-	(1)	-
Total other comprehensive income	1	1	1	2
Comprehensive income	$97	$108	$184	$184

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(millions of dollars)
Cash flows — operating activities:
Net income	$183	$182
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	417	391
Provision in lieu of deferred income taxes – net	66	108
Amortization of investment tax credits	(2)	(2)
Changes in operating assets and liabilities:
Deferred revenues (Note 3)	(46)	(87)
Changes in other operating assets and liabilities	(152)	(170)
Cash provided by operating activities	466	422
Cash flows — financing activities:
Issuance of long-term debt (Note 5)	100	900
Repayments of long-term debt (Note 5)	(62)	(959)
Net increase in short-term borrowings (Note 4)	225	543
Distributions to members (Note 7)	(120)	(105)
Decrease in note receivable from TCEH (Note 9)	-	20
Debt discount, premium, financing and reacquisition expenses – net	4	(44)
Cash provided by financing activities	147	355
Cash flows — investing activities:
Capital expenditures	(665)	(773)
Other – net	19	17
Cash used in investing activities	(646)	(756)
Net change in cash and cash equivalents	(33)	21
Cash and cash equivalents — beginning balance	45	12
Cash and cash equivalents — ending balance	$12	$33

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At June 30,	At December 31,
	2013	2012
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$12	$45
Restricted cash — Bondco (Note 10)	45	55
Trade accounts receivable from nonaffiliates – net (Note 10)	372	338
Trade accounts and other receivables from affiliates (Note 9)	139	53
Materials and supplies inventories — at average cost	67	73
Prepayments and other current assets	98	79
Total current assets	733	643
Restricted cash — Bondco (Note 10)	16	16
Investments and other property (Note 10)	86	83
Property, plant and equipment – net (Note 10)	11,693	11,318
Goodwill (Note 10)	4,064	4,064
Regulatory assets – net ― Oncor (Note 3)	1,360	1,453
Regulatory assets –- net ― Bondco (Note 3)	287	335
Other noncurrent assets	80	78
Total assets	$18,319	$17,990
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 4)	$960	$735
Long-term debt due currently ― Bondco (Note 5)	128	125
Trade accounts payable	109	121
Amounts payable to members related to income taxes (Note 9)	36	22
Accrued taxes other than amounts related to income	93	153
Accrued interest	95	95
Other current liabilities	106	109
Total current liabilities	1,527	1,360
Long-term debt, less amounts due currently ― Oncor (Note 5)	5,199	5,090
Long-term debt, less amounts due currently ― Bondco (Note 5)	245	310
Liability in lieu of deferred income taxes (Note 9)	2,304	2,180
Investment tax credits	22	24
Other noncurrent liabilities and deferred credits (Note 10)	1,654	1,722
Total liabilities	10,951	10,686
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account ― number of interests outstanding 2013 and 2012 – 635,000,000	7,398	7,335
Accumulated other comprehensive loss	(30)	(31)
Total membership interests	7,368	7,304
Total liabilities and membership interests	$18,319	$17,990

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

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas.  Revenues from TCEH represented 27% and 29% of our total operating revenues for the six months ended June 30, 2013 and 2012, respectively.  We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.  Oncor Holdings owns 80.03% of our membership interests, Texas Transmission owns 19.75% of our membership interests and certain members of our management team and board of directors indirectly own the remaining membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

Reconcilable Tariffs

The PUCT has designated certain tariffs (TCRF, energy efficiency and advanced meter surcharges and charges related to transition bonds) as reconcilable, which means the differences between amounts billed under these tariffs and the related incurred costs are deferred as either regulatory assets or regulatory liabilities.  Accordingly, at prescribed intervals, future tariffs are adjusted to either repay regulatory liabilities or collect regulatory assets.

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

	Remaining Rate Recovery/Amortization	Carrying Amount At
	Period at June 30, 2013	June 30, 2013	December 31, 2012
Regulatory assets:
Generation-related regulatory assets securitized by transition bonds (a)(e)	3 years	$348	$409
Employee retirement costs	7 years	79	87
Employee retirement costs to be reviewed (b)(c)	To be determined	204	186
Employee retirement liability (a)(c)(d)	To be determined	701	738
Self-insurance reserve (primarily storm recovery costs) ― net	7 years	174	190
Self-insurance reserve to be reviewed (b)(c)	To be determined	141	128
Securities reacquisition costs (pre-industry restructure)	4 years	37	41
Securities reacquisition costs (post-industry restructure) ― net	Terms of related debt	9	22
Recoverable amounts in lieu of deferred income taxes ― net	Life of related asset or liability	54	71
Rate review expenses (a)	Largely 2 years	6	6
Advanced meter customer education costs	7 years	9	10
Deferred conventional meter and metering facilities depreciation	Largely 8 years	157	152
Deferred advanced metering system costs	7 years	36	2
Energy efficiency performance bonus (a)	1 year	5	9
Under-recovered wholesale transmission service expense ― net (a)	1 year	72	40
Energy efficiency programs (a)	Not applicable	-	1
Other regulatory assets	Various	1	1
Total regulatory assets		2,033	2,093
Regulatory liabilities:
Estimated net removal costs	Life of utility plant	314	244
Investment tax credit and protected excess deferred taxes	Various	25	28
Over-collection of transition bond revenues (a)(e)	3 years	32	33
Energy efficiency programs (a)	Not applicable	15	—
Total regulatory liabilities		386	305
Net regulatory asset		$1,647	$1,788

____________

(a) Not earning a return in the regulatory rate-setting process.
(b) Costs incurred since the period covered under the last rate review.
(c) Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(d) Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

(e)    Bondco net regulatory assets of $287 million at June 30, 2013 consisted of $319 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $32 million.  Bondco net regulatory assets of $335 million at December 31, 2012 consisted of $368 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $33 million.

4. BORROWINGS UNDER CREDIT FACILITIES

At June  30, 2013, we had a $2.4 billion secured revolving credit facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances.  The revolving credit facility expires in October 2016, and we have the option of requesting up to two one-year extensions, with such extensions subject to certain conditions and lender approval.  The terms of the revolving credit facility allow us to request an additional increase in our borrowing capacity of $100 million, provided certain conditions are met, including lender approval.

Borrowings under the revolving credit facility are classified as short-term on the balance sheet and are secured equally and ratably with all of our other secured indebtedness by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.

At June  30, 2013, we had outstanding borrowings under the revolving credit facility totaling $960 million with an interest rate of 1.69% and outstanding letters of credit totaling $6 million.  At December 31, 2012, we had outstanding borrowings under the revolving credit facility totaling $735 million with an interest rate of 1.46% and outstanding letters of credit totaling $6 million.

Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  At June 30, 2013, all outstanding borrowings bore interest at LIBOR plus 1.50%.  Amounts borrowed under the facility, once repaid, can be borrowed again from time to time.

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.100% to 0.275% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the revolving credit facility.  Letter of credit fees on the stated amount of letters of credit issued under the revolving credit facility are payable to the lenders quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR.  Customary fronting and administrative fees are also payable to letter of credit fronting banks.  At June 30, 2013, letters of credit bore interest at 1.50%, and a commitment fee (at a rate of 0.225% per annum) was payable on the unfunded commitments under the facility, each based on our current credit ratings.

Subject to the limitations described below, borrowing capacity available under the credit facility at June 30, 2013 and December 31, 2012 was $1.434 billion and $1.659 billion, respectively.  Generally, our indentures and revolving credit facility limit the incurrence of other secured indebtedness except for indebtedness secured equally and ratably with the indentures and revolving credit facility and certain permitted exceptions.  As described further in Note 6 to Financial Statements in our 2012 Form 10-K, the Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that have been certified to the Deed of Trust collateral agent.  At June 30, 2013, the available bond credits were approximately $1.962 billion and the amount of additional potential indebtedness that could be secured by property additions, subject to a certification process, was $1.104  billion.  At June  30, 2013, the available borrowing capacity of the revolving credit facility could be fully drawn.

5. LONG-TERM DEBT

At June 30, 2013 and December 31, 2012, our long-term debt consisted of the following:

	June 30,	December 31,
	2013	2012
Oncor (a):
6.375% Fixed Senior Notes due January 15, 2015	$500	$500
5.000% Fixed Senior Notes due September 30, 2017	324	324
6.800% Fixed Senior Notes due September 1, 2018	550	550
5.750% Fixed Senior Notes due September 30, 2020	126	126
4.100% Fixed Senior Notes due June 1, 2022	400	400
7.000% Fixed Debentures due September 1, 2022	800	800
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
4.550% Fixed Senior Notes due December 1, 2041	400	300
5.300% Fixed Senior Notes due June 1, 2042	500	500
Unamortized discount	(26)	(35)
Long-term debt, less amounts due currently — Oncor	5,199	5,090

Bondco (b):
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	-	10
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	128	145
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	246	281
Unamortized fair value discount related to transition bonds	(1)	(1)
Less amount due currently	(128)	(125)
Long-term debt, less amounts due currently — Bondco	245	310
Total long-term debt, less amounts due currently	$5,444	$5,400

_____________

(a)    Secured by first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” in Note 6 to Financial Statements in our 2012 Form 10-K for additional information.

(b) The transition bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt-Related Activity in 2013

Debt Repayments

Repayments of long-term debt in the six months ended June 30, 2013 totaled $62 million and represent transition bond principal payments at scheduled maturity dates.

Issuance of New Senior Secured Notes

In May 2013, we completed the sale of $100 million aggregate principal amount of 4.550% senior secured notes maturing in December 2041 (Additional 2041 Notes).  The Additional 2041 Notes were an additional issuance of our 4.550% senior secured notes maturing in December 2041,  $300 million of which were previously issued in November 2011 (2041 Notes).  The Additional 2041 Notes were issued as part of the same series as the 2041 Notes.  We used the net proceeds of approximately $107 million from the sale of the Additional 2041 Notes to repay borrowings under our revolving credit facility and for general corporate purposes.  The Additional 2041 Notes and 2041 Notes are secured by the first priority lien (see Note 4), and are secured equally and ratably with all of our other secured indebtedness.

Interest on the Additional 2041 Notes is payable in cash semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2013.  We may at our option redeem the notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium.  The notes also contain customary events of default, including failure to pay principal or interest on the notes when due.

The Additional 2041 Notes were issued in a private placement, and in July 2013 we completed an offering with the holders of the Additional 2041 Notes to exchange their respective Additional 2041 Notes for notes that have terms identical in all material respects to the Additional 2041 Notes (Exchange Notes), except that the Exchange Notes do not contain terms with respect to transfer restrictions, registration rights and payment of additional interest for failure to observe certain obligations in a certain registration rights agreement.  The Exchange Notes were registered on a Form S-4, which was declared effective in June 2013.

Fair Value of Long-Term Debt

At June 30, 2013 and December 31, 2012, the estimated fair value of our long-term debt (including current maturities) totaled $6.379 billion and $6.568 billion, respectively, and the carrying amount totaled $5.572 billion and $5.525 billion, respectively.  The fair value is estimated based upon the market value as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

6. COMMITMENTS AND CONTINGENCIES

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions as discussed below.

We are the lessee under various operating leases that obligate us to guarantee the residual values of the leased assets.  At June 30, 2013, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled $7 million.  These leased assets consist primarily of vehicles used in distribution activities.  The average life of the residual value guarantees under the lease portfolio is approximately 1.7 years.

For the purpose of obtaining greater access to materials, we previously guaranteed the repayment of borrowings under a nonaffiliated party’s $7 million credit facility.  The facility matured on March 31, 2013 and was not extended.

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.  See Note 7 to Financial Statements in our 2012 Form 10-K for additional information regarding our legal and regulatory proceedings.

7. MEMBERSHIP INTERESTS

Cash Distributions

On July 31, 2013, our board of directors declared a cash distribution of $95 million, which was paid to our members on August 1, 2013.  During the six months ended June 30, 2013, our board of directors declared, and we paid the following cash distributions to our members:

Declaration Date	Payment Date	Amount
May 1, 2013	May 2, 2013	$70
February 13, 2013	February 15, 2013	$50

Distributions are limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At June  30, 2013, our regulatory capitalization ratio was 59.0% debt and 41.0% equity.  The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  The debt calculation excludes transition bonds issued by Bondco.  Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of purchase accounting (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).  At June  30, 2013, $143 million was available for distribution to our members under the capital structure restriction.

The following tables present the changes to membership interests during the six months ended June  30, 2013 and 2012:

Capital Accounts		Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2012	$7,335	$(31)	$7,304
Net income	183	-	183
Distributions	(120)	-	(120)
Net effects of cash flow hedges (net of tax)	-	2	2
Defined benefit pension plans (net of tax)	-	(1)	(1)
Balance at June 30, 2013	$7,398	$(30)	$7,368

Capital Accounts		Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2011	$7,212	$(31)	$7,181
Net income	182	-	182
Distributions	(105)	-	(105)
Net effects of cash flow hedges (net of tax)	-	2	2
Balance at June 30, 2012	$7,289	$(29)	$7,260

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the six months ended June 30, 2013.

Cash Flow Hedges – Interest Rate Swap		Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2012	$(28)	$(3)	$(31)
Defined benefit pension plans (net of tax):	-	(1)	(1)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Interest expense and related charges	2	-	2
Total amount reclassified from accumulated other comprehensive income (loss) during the period	2	-	2
Balance at June 30, 2013	$(26)	$(4)	$(30)

8. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS PLANS

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

Our net costs related to pension plans and the OPEB Plan for the three and six months ended June 30, 2013 and 2012 were comprised of the following:

Three Months Ended June 30,			Six Months Ended June 30,
2013		2012	2013	2012

Components of net allocated pension costs:
Service cost	$6	$6	$12	$11
Interest cost	30	27	61	54
Expected return on assets	(30)	(26)	(60)	(52)
Amortization of net loss	18	18	35	37
Net pension costs	24	25	48	50

Components of net OPEB costs:
Service cost	2	1	3	2
Interest cost	9	9	19	19
Expected return on assets	(3)	(3)	(6)	(6)
Amortization of net transition obligation	—	1	—	1
Amortization of prior service cost	(5)	(5)	(10)	(10)
Amortization of net loss	6	4	12	7
Net OPEB costs	9	7	18	13

Total net pension and OPEB costs	33	32	66	63
Less amounts deferred principally as property or a
regulatory asset	(24)	(23)	(48)	(45)
Net amounts recognized as expense	$9	$9	$18	$18

The discount rates reflected in net pension and OPEB costs in 2013 are 4.10%,  4.30% and 4.10% for the Oncor Retirement Plan, the EFH Retirement Plan and the OPEB Plan, respectively.  The expected return on pension and OPEB plan assets reflected in the 2013 cost amounts are 6.16%,  5.40% and 6.70% for the Oncor Retirement Plan,  the EFH Retirement Plan and the OPEB Plan, respectively.

We made cash contributions to the pension plans and OPEB Plan of $7 million and $6 million, respectively, during the six months ended June 30, 2013, and we expect to make additional cash contributions of $3 million and $6 million, respectively, during the remainder of 2013.

9. RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions:

•

We record revenue from TCEH, principally for electricity delivery fees, which totaled $230 million and $238 million for the three months ended June 30, 2013 and 2012, respectively, and $455 million and $465 million for the six months ended June 30, 2013 and 2012, respectively.  The fees are based on rates regulated by the PUCT that apply to all REPs.  These revenues included less than $1 million for each of the three- and six-month periods ended June 30, 2013 and 2012 pursuant to a transformer maintenance agreement with TCEH.  The balance sheets at June 30, 2013 and December 31, 2012 reflect receivables from affiliates totaling $139 million ($52 million of unbilled) and $53 million ($48 million of unbilled), respectively, primarily consisting of trade receivables from TCEH related to these electricity delivery fees.  Trade accounts receivable from TCEH at December 31, 2012 reflects timing of payments in 2012.

•

Prior to August 2012, we recognized interest income from TCEH under an agreement related to our generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Bondco.    This interest income, which served to offset our interest expense on the transition bonds, totaled $7 million and $14 million for the three- and six-month periods ended June 30, 2012, respectively.  Also prior to August 2012, we received reimbursement under a note receivable from TCEH for incremental amounts payable related to income taxes as a result of delivery fee surcharges related to the transition bonds.  Amounts received under the note receivable for the three- and six-month periods ended June 30, 2012 totaled $10 million and $20 million, respectively.  See Note 11 to Financial Statements in our 2012 Form 10-K for additional information regarding the sale to EFIH of the agreement and related future interest reimbursements as well as the note receivable from TCEH.

•

EFH Corp. subsidiaries charge us for certain administrative services at cost.  We also charge each other for shared facilities at cost.  These net costs, which are primarily reported in operation and maintenance expenses, totaled $7 million and $9 million for the three months ended June 30, 2013 and 2012, respectively, and $16 million for each of the six-month periods ended June 30, 2013 and 2012.

•

Under Texas regulatory provisions, the trust fund for decommissioning TCEH’s Comanche Peak nuclear generation facility is funded by a delivery fee surcharge we collect from REPs and remit monthly to TCEH.  Delivery fee surcharges totaled $4 million for each of the three-month periods ended June 30, 2013 and 2012, and $8 million for each of the six-month periods ended June 30, 2013 and 2012. Our sole obligation with regard to nuclear decommissioning is as the collection agent of funds charged to ratepayers for nuclear decommissioning activities.  If, at the time of decommissioning, actual decommissioning costs exceed available trust funds, we would not be obligated to pay any shortfalls but would be required to collect any rates approved by the PUCT to recover any additional decommissioning costs.  Further, if there were to be a surplus when decommissioning is complete, such surplus would be returned to ratepayers under terms prescribed by the PUCT.

•

We are not a member of EFH Corp.’s consolidated tax group, but EFH Corp.’s consolidated federal income tax return includes EFH Corp.’s portion of our results due to EFH Corp.’s equity ownership in us.  Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., we are generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return.  For periods prior to the tax sharing agreement (entered into in October 2007 and amended and restated in November 2008), we are responsible for our share of redetermined tax liability for the EFH Corp. consolidated tax group.  EFH Corp. also includes our results in its consolidated Texas margin tax payments,  which are accounted for as income taxes and calculated as if we were filing our own return.  See discussion in Note 1 to Financial Statements in our 2012 Form 10-K under “Income Taxes.”  Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members.  At June 30, 2013, we had federal income tax amounts payable to members under the agreement totaling $33 million  (all due to EFH Corp.) and a current Texas margin tax payable to EFH Corp. totaling $ 3 million,  which are reported as amounts payable to members related to income taxes of $36 million.    The $33 million federal income tax due to EFH Corp. relates to the final settlement of the 1997 through 2002 IRS audit, which we expect to pay in 2013.  The Texas margin tax payable of $3 million includes a $10 million receivable from EFH Corp. related to the filing of the amended Texas franchise tax returns for 1997 through 2001 for which we expect to receive payment in 2013.    In June 2013, we recorded a noncurrent liability for Texas franchise taxes totaling $14 million in anticipation of a payment to EFH Corp. when the 2003 through 2006 amended returns are filed.    At December 31, 2012, we had a current Texas margin tax payable to EFH Corp. under the agreement of $22 million, which is reported as amounts payable to members related to income taxes.  We made income tax payments totaling $40 million and $22 million to members in the six months ended June 30, 2013 and 2012, respectively.

•

Our PUCT-approved tariffs include requirements to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Bondco.  Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods.  Accordingly, at  June 30, 2013 and December 31, 2012, TCEH had posted letters of credit in the amount of $11 million for our benefit.

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

10. SUPPLEMENTARY FINANCIAL INFORMATION

Major Customers

Revenues from TCEH represented 27% and 29% of our total operating revenues for the three months ended June 30, 2013 and 2012, respectively, and 27% and 29% of our total operating revenues for the six months ended June 30, 2013 and 2012, respectively.  Revenues from REP subsidiaries of a nonaffiliated entity collectively represented 14% and 13% of our total operating revenues for the three months ended June 30, 2013 and 2012, respectively, and 15% and 14% of total operating revenues for the six months ended June 30, 2013 and 2012, respectively.  No other customer represented 10% or more of our total operating revenues.

Other Income and Deductions

Three Months Ended June 30,			Six Months Ended June 30,
2013		2012	2013	2012
Other income:
Accretion of fair value adjustment (discount) to regulatory assets due to purchase accounting	$5	$6	$9	$12
Other	-	1	1	2
Total other income	$5	$7	$10	$14

Other deductions:
Professional fees	$3	$-	$6	$2
Other	1	1	2	1
Total other deductions	$4	$1	$8	$3

Interest Expense and Related Charges

Three Months Ended June 30,			Six Months Ended June 30,
2013		2012	2013	2012

Interest expense	$90	$93	$180	$185
Amortization of debt issuance costs and discounts	8	2	15	3
Allowance for funds used during construction – capitalized interest portion	(3)	(3)	(6)	(5)
Total interest expense and related charges	$95	$92	$189	$183

Restricted Cash

All restricted cash amounts reported on our balance sheet at June 30, 2013 and December 31, 2012 relate to the transition bonds.

Trade Accounts Receivable

Trade accounts receivable reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2013	2012
Gross trade accounts receivable	$515	$395
Trade accounts receivable from TCEH	(140)	(55)
Allowance for uncollectible accounts	(3)	(2)
Trade accounts receivable from nonaffiliates – net	$372	$338

Gross trade accounts receivable at June 30, 2013 and December 31, 2012 included unbilled revenues of $158 million and $147 million, respectively.  At both June 30, 2013 and December 31, 2012, REP subsidiaries of a nonaffiliated entity collectively represented approximately 12% of the nonaffiliated trade accounts receivable amount.  Trade accounts receivable from TCEH at December 31, 2012 reflects timing of payments in 2012.

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

At June 30,		At December 31,
2013		2012
Assets related to employee benefit plans, including employee savings programs, net of distributions	$84	$80
Land	2	3
Total investments and other property	$86	$83

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2013	2012
Total assets in service	$16,872	$16,083
Less accumulated depreciation	5,627	5,407
Net of accumulated depreciation	11,245	10,676
Construction work in progress	433	627
Held for future use	15	15
Property, plant and equipment – net	$11,693	$11,318

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet consisted of the following:

At June 30, 2013				At December 31, 2012
Gross				Gross
Carrying		Accumulated		Carrying	Accumulated
Amount		Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization included in property, plant and equipment:
Land easements	$432	$80	$352	$295	$79	$216
Capitalized software	442	248	194	409	220	189
Total	$874	$328	$546	$704	$299	$405

Aggregate amortization expense for intangible assets totaled $15 million and $13 million for the three months ended June 30, 2013 and 2012, respectively, and $30 million and $26 million for the six months ended June 30, 2013 and 2012, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years from December 31, 2012 is as follows:

Year	Amortization Expense
2013	$61
2014	62
2015	62
2016	59
2017	51

At both June 30, 2013 and December 31, 2012, goodwill totaling $4.1 billion was reported on our balance sheet.  None of this goodwill is being deducted for tax purposes.

Other Noncurrent Liabilities and Deferred Credits

Other noncurrent liabilities and deferred credits reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2013	2012
Retirement plans and other employee benefits	$1,517	$1,495
Uncertain tax positions (including accrued interest)	60	169
Amount payable to members related to income taxes	14	-
Other	63	58
Total other noncurrent liabilities and deferred credits	$1,654	$1,722

We have been advised by EFH Corp. that approval by the Joint Committee on Taxation for the 1997 through 2002 IRS audit was received in May 2013 and that all issues contested have been resolved.  As a result, the liability for uncertain tax positions was reduced by $32 million in the second quarter of 2013.  This resolution also resulted in a $10 million net reduction to liability in lieu of deferred income taxes and a reversal of accrued interest and tax totaling  $5 million ($3 million after tax), which is reported as a decrease in provision in lieu of income taxes.  We anticipate making a cash payment of $33 million to EFH Corp. in 2013, as required under the tax sharing agreement, to settle the liability resulting from the 1997 through 2002 IRS audit, and expect to receive a $10 million payment from EFH Corp. as a result of filing amended Texas franchise tax returns for 1997 through 2001.

The IRS audit for the years 2003 through 2006 was concluded in June 2011.  A significant number of adjustments to the originally filed returns for such years were proposed.  In March 2013, EFH Corp. and the IRS agreed on terms to resolve the disputed adjustments.  In the first quarter of 2013, we reduced the liability for uncertain tax positions by  $76 million to reflect the terms of the agreement.  This reduction consisted of a $58 million increase to liability in lieu of deferred income taxes and a reversal of accrued interest and tax totaling  $18 million ($12 million after tax), which is reported as a decrease in provision in lieu of income taxes.  Any cash income tax impact related to the conclusion of the 2003 through 2006 audit is expected to be immaterial.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2013	2012
Cash payments (receipts) related to:
Interest	$180	$195
Capitalized interest	(6)	(5)
Interest (net of amounts capitalized)	174	190
Amount in lieu of income taxes:
Federal	21	2
State	19	20
Total amount in lieu of income taxes	40	22
Noncash construction expenditures (a)	76	131
____________
(a) Represents end-of-period accruals.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2013 and 2012 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements as well as the Risk Factors contained in our 2012 Form 10-K.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas.  Revenues from TCEH represented 27%  and 29% of our reported total operating revenues for the six months ended June 30, 2013 and 2012, respectively.  We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  Oncor Holdings owns 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly own the remaining outstanding membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

As noted in the Current Report on Form 8-K filed with the SEC on April 15, 2013 by EFH Corp., EFIH and Energy Future Competitive Holdings Company (EFCH) and subsequent SEC filings made by those entities, EFH Corp., EFIH, EFCH, TCEH and certain subsidiaries of EFH Corp., have engaged in, and may continue in the future to engage in, discussions with certain unaffiliated creditors of EFCH, EFIH, TCEH and certain of TCEH’s subsidiaries regarding certain of those entities’ capital structures and long-term liquidity, including the possibility of restructuring transactions involving those companies.  We believe the “ring-fencing” measures discussed above mitigate our exposure to a bankruptcy or other restructuring transactions involving members of the Texas Holdings Group.

Significant Activities and Events

Sunset Review and Other State Legislation — Sunset review is the regular assessment of the continuing need for a state agency to exist, and is grounded in the premise that an agency will be abolished unless legislation is passed to continue functions.  On a specified time schedule, the Texas Sunset Advisory Commission (Sunset Commission) closely reviews each agency and recommends action on each agency to the Texas Legislature, which action may include modifying or even abolishing the agency.  The PUCT was subject to review by the Sunset Commission and a limited sunset review by the Texas Legislature in 2013.  During the 2013 regular legislative session, which ended in May 2013, the Texas Legislature extended the life of the PUCT until 2023.  No other legislation passed during the 2013 regular legislative session is expected to have a substantial impact on our financial position, results of operations or cash flows.

Competitive Renewable Energy Zones (CREZ) — In 2009, the PUCT awarded us CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for 17 of those projects.  All 17 projects and 14 CCN amendments have been approved by the PUCT.  The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state.  In addition to these projects, ERCOT completed a study in December 2010 that will result in us and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ.  We currently estimate, based on these additional voltage support facilities and the approved routes and stations for our awarded CREZ projects, that CREZ construction costs will total approximately $2.0 billion.  CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes.  At June 30, 2013, our cumulative CREZ-related capital expenditures totaled $1.772 billion, including $312 million during 2013.  We expect that all necessary permitting actions, other requirements and all line and station construction activities for our CREZ construction projects will be completed by the end of 2013.  Additional voltage support projects are expected to be completed by early 2014, with the exception of one series capacitor project that is scheduled to be completed in December 2015 in order to allow for further study and evaluation.  The delay to 2015 is not expected to have a significant impact on the ability of the CREZ system to support existing or currently expected renewable generation.

For information regarding other matters with the PUCT, see discussion below under “Regulation and Rates.”

RESULTS OF OPERATIONS

Operating Data

Three Months Ended				Six Months Ended
June 30,			%	June 30,		%
2013		2012	Change	2013	2012	Change
Operating statistics:
Electric energy billed volumes (gigawatt-hours):
Residential	8,546	9,146	(6.6)	18,001	18,019	(0.1)
Other (a)	17,203	17,457	(1.5)	33,244	33,354	(0.3)
Total electric energy billed volumes	25,749	26,603	(3.2)	51,245	51,373	(0.2)

Reliability statistics (b):
System Average Interruption Duration Index (SAIDI) (nonstorm)				107.3	101.7	5.5
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.4	1.3	7.7
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				76.7	78.8	(2.7)

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)				3,266	3,225	1.3

Three Months Ended				Six Months Ended
June 30,			$	June 30,		$
2013		2012	Change	2013	2012	Change

Operating revenues:
Distribution base rates	$441	$453	$(12)	$855	$856	$(1)
Reconcilable rates (c)	255	228	27	497	462	35
Third-party transmission revenues	108	98	10	213	196	17
Advanced metering surcharges	38	34	4	78	67	11
Other miscellaneous revenues (d)	15	15	-	31	30	1
Total operating revenues	$857	$828	$29	$1,674	$1,611	$63

_____________

(a) Includes small business, large commercial and industrial and all other non-residential distribution points of delivery.

(b)    SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric  service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.  The statistics presented are based on twelve months ended June  30, 2013 and 2012 data.

(c)    Includes TCRF revenues and energy efficiency surcharges.  Also includes transition charge revenue totaling $36 million and $36 million for the three months ended June 30, 2013 and 2012, respectively, and $70 million and $68 million for the six months ended June 30, 2013 and 2012, respectively,  associated with the issuance of transition bonds.

(d) Includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs, rents and other miscellaneous revenues.

Financial Results — Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Total operating revenues increased $29 million, or 4%, to $857 million in 2013.  The change reflected:

•

a $12 million decrease in distribution base rate revenues consisting of a $17 million impact of lower average consumption, primarily due to the effects of milder weather in 2013 as compared to 2012, partially offset by an estimated $5 million effect of growth in points of delivery;

•

a $27 million increase in reconcilable rate revenues (those in which recognized revenues equal incurred costs) consisting of a $4 million increase in energy efficiency surcharges (offset in operation and maintenance expense) and a $23 million ($17 million from third parties) increase in TCRF revenues  driven by higher wholesale transmission service expense;

•	$10 million in higher third-party transmission revenues reflecting rate increases to recover ongoing investment in the transmission system, and

•	a $4 million increase in recognized revenues from the advanced metering deployment surcharge due to increased costs driven by meter installation and systems development completed in 2012.

Wholesale transmission service expense increased $17 million, or 14%, to $140 million in 2013 due to higher fees paid to other transmission entities and a 2% increase in volumes.

Operation and maintenance expense increased $5 million, or 3%, to $167 million in 2013.  The change reflects fluctuations in expenses that are offset by corresponding revenues, including a $4 million increase in costs related to programs designed to improve customer electricity efficiency and a $1 million increase related to advanced meters.  Amortization of regulatory assets reported in operation and maintenance expense totaled $13 million and $14 million for the three months ended June 30, 2013 and 2012, respectively.

Depreciation and amortization increased $10 million, or 5%, to $202 million in 2013.  The increase reflected $7 million attributed to ongoing investments in property, plant and equipment, $4 million attributed to investments related to the deployment of advanced meters completed in 2012, partially offset by $1 million in lower amortization of regulatory assets associated with transition bonds (with an offsetting decrease in revenues).

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

Other deductions totaled $4 million and $1 million in 2013 and 2012, respectively.  See Note 10 to Financial Statements.

Provision in lieu of income taxes totaled $58 million in 2013 (all of which is related to operating income) compared to $72 million (including $65 million related to operating income and $7 million related to nonoperating income) in 2012.  The effective income tax rate on pretax income was 37.7% in 2013 and 40.2% in 2012.  The 2013 effective income tax rate on pretax income differs from the US federal statutory rate of 35% primarily due to $4 million of non-deductible amortization of the regulatory asset attributed to a change in deductibility of the Medicare Part D subsidy as a result of the Patient Protection and Affordable Care Act of 2010 and the effect of the 2013 Texas margin tax, partially offset by the reversal of accrued interest and taxes totaling $3 million attributed to favorable resolution of certain uncertain tax positions.

Interest income decreased $11 million, or 92%, to $1 million in 2013.  The change reflected a $7 million decrease as a result of our sale of the TCEH transition bond interest reimbursement agreement to EFIH in August 2012 (see Note 11 to Financial Statements in our 2012 Form 10-K for discussion of the sale) and the effect of a sales tax refund in 2012.

Interest expense and related charges increased $3 million, or 3%, to $95 million in 2013.  The change was driven by $6 million in higher amortization of net debt-related costs and a $2 million increase attributable to higher average borrowings reflecting ongoing capital investments, partially offset by a $5 million decrease attributable to lower average interest rates.

Net income decreased $11 million, or 10%, to $96 million in 2013.  The change reflected the effects on revenue of milder weather in 2013, lower interest income and higher depreciation, partially offset by increased revenue from higher transmission rates and growth in points of delivery and lower income taxes.

Financial Results — Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Total operating revenues increased $63 million, or 4%, to $1,674 million in 2013.  The change reflected:

•

a $1 million decrease in distribution base rate revenues consisting of an $11 million impact of lower average consumption, primarily due to the effects of milder weather in 2013 as compared to 2012, partially offset by an estimated $10 million effect of growth in points of delivery;

•

a $35 million increase in reconcilable rate revenues (those in which recognized revenues equal incurred costs) consisting of a $8 million increase in energy efficiency surcharges (offset in operation and maintenance expense), a $26 million increase in TCRF revenues ($35 million driven by higher wholesale transmission service expense, of which $25 million was from third parties, offset by a $9 million charge associated with a wholesale transmission cost settlement in 2012) and a $1 million increase in charges related to transition bonds (with an offsetting increase in amortization expense);

•	$17 million in higher third-party transmission revenues reflecting rate increases to recover ongoing investment in the transmission system;

•	an $11 million increase in recognized revenues from the advanced metering deployment surcharge due to increased costs driven by meter installation and systems development completed in 2012, and

•

a $1 million increase in other miscellaneous revenues, consisting of $2 million in higher other revenues, partially offset by $1 million in lower REP discretionary services as a result of the deployment of advanced meters completed in 2012, which we expect will continue to decrease in the future.

Wholesale transmission service expense increased $16 million, or 6%, to $271 million in 2013.  Third-party wholesale transmission service expense increased $25 million in 2013 due to higher fees paid to other transmission entities and a 2% increase in volumes, partially offset by a $9 million charge associated with a wholesale transmission cost settlement in 2012.

Operation and maintenance expense increased $8 million, or 2%, to $334 million in 2013.  The change reflects fluctuations in expenses that are offset by corresponding revenues, including a $9 million increase in costs related to programs designed to improve customer electricity efficiency and a $2 million increase related to advanced meters.  Amortization of regulatory assets reported in operation and maintenance expense totaled $26 million and $27 million for the six months ended June 30, 2013 and 2012, respectively.

Depreciation and amortization increased $25 million, or 7%, to $401 million in 2013.  The increase reflected $15 million attributed to ongoing investments in property, plant and equipment, $9 million attributed to investments related to the deployment of advanced meters completed in 2012 and $1 million in higher amortization of regulatory assets associated with transition bonds (with an offsetting increase in revenues).

Other income totaled $10 million in 2013 and $14 million in 2012.  The 2013 and 2012 amounts included accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting totaling $9 million and $12 million, respectively.  See Note 10 to Financial Statements.

Other deductions totaled $8 million and $3 million in 2013 and 2012, respectively.  See Note 10 to Financial Statements.

Provision in lieu of income taxes totaled $97 million in 2013 (including $96 million related to operating income and $1 million related to nonoperating income) compared to $121 million (including $109 million related to operating income and $12 million related to nonoperating income) in 2012.  The effective income tax rate on pretax income was 34.6% in 2013 and 39.9% in 2012.  The 2013 effective income tax rate on pretax income differs from the US federal statutory rate of 35% primarily due to the reversal of accrued interest and taxes totaling $15 million attributed to favorable resolution of certain uncertain tax positions, partially offset by $7 million of non-deductible amortization of the regulatory asset attributed to a change in deductibility of the Medicare Part D subsidy as a result of the Patient Protection and Affordable Care Act of 2010 and the effect of the 2013 Texas margin tax.

Interest income decreased $19 million, or 90%, to $2 million in 2013.  The change reflected a $14 million decrease as a result of our sale of the TCEH transition bond interest reimbursement agreement to EFIH in August 2012 (see Note 11 to Financial Statements in our 2012 Form 10-K for discussion of the sale) and the effect of a sales tax refund in 2012.

Interest expense and related charges increased $6 million, or 3%, to $189 million in 2013.  The change was driven by $12 million in higher amortization of net debt-related costs and a $4 million increase attributable to higher average borrowings reflecting ongoing capital investments, partially offset by a $10 million decrease attributable to lower average interest rates.

Net income increased $1 million, or 1%, to $183 million in 2013.  The change reflected increased revenue from higher transmission rates and growth in points of delivery and lower income taxes, partially offset by higher depreciation, lower interest income and the effects on revenue of milder normal weather in 2013,

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Cash provided by operating activities totaled $466 million and $422 million in the six months ended June 30, 2013 and 2012, respectively.  The $44 million increase was driven by a $50 million decrease in contributions to pension and OPEB plans, a $16 million increase in transmission and distribution revenue receipts due to higher rates and a $14 million decrease in cash interest payments primarily due to the early redemption of long-term debt in June 2012.  These increases in cash were partially offset by a $19 million decrease in federal income tax reimbursements from TCEH as a result of the sale our tax reimbursement agreement to EFIH in August 2012 and a $19 million increase in estimated federal income tax payments.

Cash provided by financing activities totaled $147 million and $355 million in the six months ended June 30, 2013 and 2012, respectively.  The 2013 activity reflected a $225 million increase in short-term borrowings, a $100 million increase from the issuance of long-term debt in May 2013 and a $4 million increase in net debt discount, premium, financing and reacquisition expenses, partially offset by $120 million of cash used in distributions to our members (reflecting a $15 million increase from 2012 (see Note 7 to Financial Statements) and $62 million in cash principal payments on transition bonds (reflecting a $3 million increase from 2012 (see Note 5 to Financial Statements)).

Cash used in investing activities, which consisted primarily of capital expenditures, totaled $646 million and $756 million in the six months ended June 30, 2013 and 2012, respectively.  The $110 million, or 15%, change was driven by decreases in capital expenditures primarily for advanced metering deployment initiatives completed in 2012 and CREZ, partially offset by an increase in capital expenditures for distribution facilities to serve new customers.

Depreciation and amortization expense reported in the condensed statements of consolidated cash flows was $16 million and $15 million more than the amounts reported in the condensed statements of consolidated income for each of the six-month periods ended June 30, 2013 and 2012, respectively.  The differences represent the accretion of the adjustment (discount) to regulatory assets, net of the amortization of debt fair value discount, both due to purchase accounting, and reported in other income and interest expense and related charges, respectively, in the condensed statements of consolidated income.  In addition, the differences represent regulatory asset amortization, which is reported in operation and maintenance expense in the condensed statements of consolidated income.

Long-Term Debt Activity — Repayments of long-term debt in the six months ended June 30, 2013 totaled $62 million and represent transition bond principal payments at scheduled maturity dates (see Note 5 to Financial Statements).

In May 2013, we completed the sale of $100 million aggregate principal amount of 4.550% senior secured notes maturing in December 2041 (Additional 2041 Notes).  The Additional 2041 Notes were an additional issuance of our 4.550% senior secured notes maturing in December 2041, $300 million of which we previously issued in November 2011 (2041 Notes).  The Additional 2041 Notes were issued as part of the same series as the 2041 Notes.  We used the net proceeds of approximately $107 million from the sale of the Additional 2041 Notes to repay borrowings under our revolving credit facility and for general corporate purposes.  The Additional 2041 Notes and 2041 Notes are secured by the first priority lien described below, and are secured equally and ratably with all of our other secured indebtedness.

See Note 5 to Financial Statements for additional information regarding repayments and issuance of long-term debt.

Available Liquidity/Credit Facility — Our primary source of liquidity, aside from operating cash flows, is our ability to borrow under our revolving credit facility.  At June 30, 2013, we had a $2.4 billion secured revolving credit facility.  The revolving credit facility expires in October 2016.  Subject to the limitations described below, available borrowing capacity under our revolving credit facility totaled $1.434 billion and $1.659 billion at June 30, 2013 and December 31, 2012, respectively.  We may request an increase in our borrowing capacity of $100 million in the aggregate and up to two one-year extensions, provided certain conditions are met, including lender approval.

The revolving credit facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At June 30, 2013, we were in compliance with the covenant.  See “Financial Covenants, Credit Rating Provisions and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.  The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that have been certified to the Deed of Trust collateral agent.  Accordingly, the availability under our revolving credit facility is limited by the amount of available bond credits and any property additions certified to the Deed of Trust collateral agent in connection with the revolving credit facility borrowings.  In addition, our outstanding senior notes and debentures are secured by the Deed of Trust.  To the extent we continue to issue debt securities secured by the Deed of Trust, those debt securities would also be limited by the amount of available bond credits and any property additions that have been certified to the Deed of Trust collateral agent.  At June 30, 2013, the available bond credits totaled $1.962 billion, and the amount of additional potential indebtedness that could be secured by property additions, subject to the completion of a certification process, totaled $1.104 billion.  At June 30, 2013, the available borrowing capacity of the revolving credit facility could be fully drawn.

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

Cash and cash equivalents totaled $12 million and $45 million at June 30, 2013 and December 31, 2012, respectively.  Available liquidity (cash and available credit facility capacity) at June 30, 2013 totaled $1.446 billion reflecting a decrease of $258 million from December 31, 2012.  The change reflects our ongoing capital investment in transmission and distribution infrastructure.

We also committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At June 30, 2013 and December 31, 2012, our regulatory capitalization ratios were 59.0% debt and 41.0% equity and 58.8% debt and 41.2% equity, respectively.  See Note 7 to Financial Statements for discussion of the regulatory capitalization ratio.

Liquidity Needs, Including Capital Expenditures — We expect our capital expenditures to total approximately $1.1 billion in 2013, and approximately $1.0 billion in each of the years 2014 through 2017, including amounts related to CREZ construction and voltage support projects totaling approximately $400 million in 2013, $160 million in 2014 and $30 million in 2015.  These capital expenditures are expected to be used for investment in transmission and distribution infrastructure.

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

Distributions — On July 31, 2013, our board of directors declared a cash distribution of $95 million, which was paid to our members on August 1, 2013.  During the six months ended June 30, 2013, our board of directors declared, and we paid the following cash distributions to our members:

Declaration Date	Payment Date	Amount
May 1, 2013	May 2, 2013	$70
February 13, 2013	February 15, 2013	$50

See Note 7 to Financial Statements for discussion of the distribution restriction.

Pension and OPEB Plan Funding — Our funding for the pension plans and the OPEB Plan for the calendar year 2013 is expected to total $10 million and $12 million, respectively.  In the six months ended June 30, 2013, we made cash contributions to the pension plans and the OPEB Plan of $7 million and $6 million, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility contains a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP).  The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco.  Capitalization is calculated as membership interests determined in accordance with US GAAP plus indebtedness described above.  At June 30, 2013, we were in compliance with this covenant with a senior debt-to-capitalization ratio of 0.45 to 1.00.

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

Presented below are the credit ratings assigned for our debt securities at July 31, 2013.  Oncor is on “stable” outlook with S&P, Fitch and Moody’s.

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

Under our revolving credit facility, a default by us or our subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $50 million that are not discharged within 60 days may cause the maturity of outstanding balances ($960 million in short-term borrowings and $6 million in letters of credit at June 30, 2013) under such facility to be accelerated.  Additionally, under the Deed of Trust, an event of default under either our revolving credit facility or our indentures would permit our lenders and the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Guarantees — See Note 6 to Financial Statements for details of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2013, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for details of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after June 30, 2013 that are expected to materially impact us.

REGULATION AND RATES

Matters with the PUCT

Transmission Cost Recovery and TCRF Rates  — TCRF is a rate charged to REPs to recover fees paid to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules require us to update the TCRF component of our retail delivery rates twice a year.  The difference between amounts billed under the TCRF rate and the related wholesale transmission service expense is deferred and included in the determination of future TCRF rates (see Note 1 to Financial Statements).  Approved TCRF filings impacting cash flow in or after the three- and six-month periods ended June 30, 2013 and 2012 are listed below (millions of dollars).

Docket No.	Filed	Effective	Semi-Annual Billing Impact Increase (Decrease)
41543	June 2013	September 2013 – February 2014	$88
41002	November 2012	March 2013 – August 2013	$(47)
40451	June 2012	September 2012 – February 2013	$129
39940	November 2011	March 2012 – August 2012	$(41)

Transmission Interim Rate Update Applications — In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The TCOS rate is charged directly to third-party distribution service providers benefitting from our transmission system and, through the TCRF mechanism, to REPs with retail customers in our service territory.  TCOS filings impacting revenues in or after the three- and six-month periods ended June 30, 2013 and 2012 are listed below (millions of dollars).

Docket No.	Filed	Effective	Annual Revenue Impact	Third Party Wholesale Transmission	Included in TCRF
41706	July 2013	September 2013	$71	$45	$26
41166	January 2013	March 2013	$27	$17	$10
40603	July 2012	August 2012	$30	$19	$11
40142	January 2012	March 2012	$2	$1	$1

Application for Energy Efficiency Cost Recovery Factors (EECRF) — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and to recover or refund any over/under recovery of our costs in prior years.  PUCT rules require us to make an annual EECRF filing by the first business day in June of each year for implementation in the next calendar year.  Approved EECRF filings impacting revenues in or after the three- and six-month periods ended June 30, 2013 and 2012 are listed below (millions of dollars, except monthly charge amounts).

Docket No.	Filed	Effective	Monthly Charge per Residential Customer		Program Costs	Performance Bonus	Under- (Over-) Recovery
41544*	May 2013	March 2014	$1.01	*	$62	$12	$(1)
40361	May 2012	January 2013	$1.23		$62	$9	$2
39375	May 2011	January 2012	$0.99		$49	$8	$(3)

__________

*  Approval pending.  A settlement has been reached and approval is expected in the third quarter of 2013.  Monthly charge of $1.01 is for a residential customer using 1,000 kWh, as the energy efficiency substantive rules now require rates to be on a volumetric basis rather than a fixed monthly charge.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  All of our long-term debt at June 30, 2013 and December 31, 2012 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2012 Form 10-K and is therefore not presented herein.

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

Our net exposure to credit risk associated with trade accounts receivable from affiliates totaled $133 million at June 30, 2013, consisting of $88 million of billed receivables and $52 million of unbilled receivables of which $7 million is secured by letters of credit posted by TCEH for our benefit. Under PUCT rules, unbilled amounts are billed within the following month and amounts are due in 35 days of billing.  Due to commitments made to the PUCT, this concentration increases the risk that a default could have a material effect on earnings and cash flows.  See Note 9 to Financial Statements for additional information regarding our transactions with affiliates.

Our exposure to credit risk associated with accounts receivable from nonaffiliates totaled $375 million at June  30, 2013.  The nonaffiliated receivable amount is before the allowance for uncollectible accounts, which totaled $3 million at June 30, 2013.  The nonaffiliated exposure includes trade accounts receivable from REPs totaling $288 million, which are almost entirely noninvestment grade.  At June  30, 2013,  REP subsidiaries of a nonaffiliated entity collectively represented approximately 12% of the nonaffiliated trade receivable amount.  No other nonaffiliated parties represented 10% or more of the total trade accounts receivable amount.  We view our exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.”  All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements.  Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussions of risk factors under “Item 1A. Risk Factors” in our 2012 Form 10-K and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K and this report and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the US Congress, the Texas Legislature, the Governor of Texas, the US Federal Energy Regulatory Commission, the PUCT, the North American Electric Reliability Corporation, the Texas Reliability Entity, Inc., the Environmental Protection Agency, and the Texas Commission on Environmental Quality, with respect to:

o	allowed rate of return;
o	permitted capital structure;
o	industry, market and rate structure;
o	recovery of investments;
o	acquisition and disposal of assets and facilities;
o	operation and construction of facilities;
o	changes in tax laws and policies, and
o	changes in and compliance with environmental, reliability and safety laws and policies;
•	legal and administrative proceedings and settlements, including the exercise of equitable powers by courts;
•	weather conditions and other natural phenomena;
•	effects of a bankruptcy or other restructuring transactions, and negotiations relating thereto, involving members of the Texas Holdings Group;
•	acts of sabotage, wars or terrorist or cyber security threats or activities;
•	economic conditions, including the impact of a recessionary environment;
•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;
•	changes in business strategy, development plans or vendor relationships;
•	unanticipated changes in interest rates or rates of inflation;
•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;
•	inability of various counterparties to meet their financial obligations to us, including failure of counterparties to perform under agreements;
•	general industry trends;
•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;
•	changes in technology used by and services offered by us;
•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;
•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB, and future funding requirements related thereto;
•	significant changes in critical accounting policies material to us;
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

ITEM 4.CONTROLS AND PROCEDURES

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

PART II.  OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Reference is made to the discussion in Notes 2 and 6 to Financial Statements regarding legal and regulatory proceedings.

ITEM 1A.RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control.  In addition to the other information set forth in this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2012 Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in such reports are not the only risks we face.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

On July 1, 2013, Brenda L. Jackson, then Senior Vice President and Chief Customer Officer, retired in accordance with her retirement plans previously disclosed in our 2012 Form 10-K.  Senior Vice President Michael E. Guyton assumed the role of Chief Customer Officer upon Ms. Jackson’s retirement pursuant to the previously disclosed board of directors’ appointment of Mr. Guyton to such office.

ITEM 6.

EXHIBITS

4
(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed* With File Number	As Exhibit
(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-100240 Form 8-K (filed May 13, 2013)	4.1	—	Registration Rights Agreement, dated May 13, 2013, among Oncor Electric Delivery Company LLC and the representatives of the initial purchasers of the Notes.
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.
31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99			—	Condensed Statement of Consolidated Income – Twelve Months Ended June 30, 2013.
XBRL Data Files.
101.INS			—	XBRL Instance Document**
101.SCH			—	XBRL Taxonomy Extension Schema Document**
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document**

__________________

*  Incorporated herein by reference.

** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY COMPANY LLC

!!

By:	/s/ David M. Davis
David M. Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date:  August 1, 2013

EXHIBIT INDEX

4
Exhibits	Previously Filed* With File Number	As Exhibit
(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-100240 Form 8-K (filed May 13, 2013)	4.1	—	Registration Rights Agreement, dated May 13, 2013, among Oncor Electric Delivery Company LLC and the representatives of the initial purchasers of the Notes.
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.
31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99			—	Condensed Statement of Consolidated Income – Twelve Months Ended June 30, 2013.
XBRL Data Files.
101.INS			—	XBRL Instance Document**
101.SCH			—	XBRL Taxonomy Extension Schema Document**
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document**

__________________

*  Incorporated herein by reference.

** Furnished herewith