Form 10-K
period 2013-12-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2014-02-28
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-K

[Ö]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

___________________________________

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:    None

________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes___ No  √

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   √     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes        No   √

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   √     No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  √

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___ Accelerated filer ___   Non-Accelerated filer   √  (Do not check if smaller reporting company)

Smaller reporting company ___

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No  √

Aggregate market value of Oncor Electric Delivery Company LLC common membership interests held by non-affiliates: None

As of February 27, 2014, 80.03% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.22% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors.  None of the membership interests are publicly traded.

__________________________________________

DOCUMENTS INCORPORATED BY REFERENCE - None

Oncor Electric Delivery Company LLC’s (Oncor) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Oncor website at http://www.oncor.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission.  The information on Oncor’s website or available by hyperlink from the website shall not be deemed a part of, or incorporated by reference into, this annual report on Form 10-K.  The representations and warranties contained in any agreement that we have filed as an exhibit to this annual report on Form 10-K or that we have or may publicly file in the future may contain representations and warranties made by and to the parties thereto as of specific dates.  Such representations and warranties may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties’ risk allocation in the particular transaction, or may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes.

This annual report on Form 10-K and other Securities and Exchange Commission filings of Oncor and its subsidiary occasionally make references to Oncor (or “we,” “our,” “us” or “the company”) when describing actions, rights or obligations of its subsidiary.  These references reflect the fact that the subsidiary is consolidated with Oncor for financial reporting purposes.  However, these references should not be interpreted to imply that Oncor is actually undertaking the action or has the rights or obligations of its subsidiary or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below
AMS	advanced metering system
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

EECRF	energy efficiency cost recovery factor
EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.
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

Overview of Oncor

We are a regulated electricity transmission and distribution company that provides the essential service of delivering electricity safely, reliably and economically to end-use consumers through our electrical systems, as well as providing transmission grid connections to merchant generation facilities and interconnections to other transmission grids in Texas.  We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  Oncor Holdings owns 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly beneficially own the remaining 0.22% of our outstanding membership interests.  We are a limited liability company organized under the laws of the State of Delaware, formed in 2007 as the successor entity to Oncor Electric Delivery Company, a corporation formed under the laws of the State of Texas in 2001.

We operate the largest transmission and distribution system in Texas, delivering electricity to more than 3.2 million homes and businesses and operating more than 120,000 miles of transmission and distribution lines.  We provide:

•	transmission services to electricity distribution companies, cooperatives, municipalities, and

•	distribution services to REPs, including subsidiaries of TCEH, which sell electricity to retail customers.

Our transmission and distribution rates are regulated by the PUCT, and in certain instances, by the FERC.  We are not a seller of electricity, nor do we purchase electricity for resale.  The company is managed as an integrated business; consequently, there are no reportable segments.

Our transmission and distribution assets are located principally in the north-central, eastern and western parts of Texas.  This territory has an estimated population in excess of ten million, about forty percent of the population of Texas, and comprises 91 counties and over 400 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen.  Most of our power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law.  At December 31, 2013, we had approximately 3,420 full-time employees, including approximately 690 employees under collective bargaining agreements.

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

As noted in SEC filings made by members of the Texas Holdings Group, EFH Corp. and other members of the Texas Holdings Group have engaged in discussions with certain unaffiliated creditors regarding certain of those entities’ capital structures and long-term liquidity, as well as possible restructuring transactions involving those entities.  We believe the “ring-fencing” measures discussed above mitigate our exposure to a bankruptcy or other restructuring transaction involving members of the Texas Holdings Group.

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

In 2013, ERCOT’s hourly demand peaked at 67,245 MW as compared to the peak demand of 66,548 MW in 2012.  The ERCOT market has limited interconnections to other markets in the US and Mexico, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity (or approximately 2% of peak demand).  In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

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

We believe that building and leveraging upon opportunities to scale our operating advantage and technology programs enables us to create value by eliminating duplicative costs, efficiently managing supply costs, and building and standardizing distinctive process expertise over a larger grid.  Scale also allows us to take part in large capital investments in our transmission and distribution system, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs.  Our growth strategies are to invest in technology upgrades and to construct new transmission and distribution facilities to meet the needs of the growing Texas market and support renewable energy production.  We and other transmission and distribution businesses in ERCOT benefit from regulatory capital recovery mechanisms known as “capital trackers” that we believe enable adequate and timely recovery of transmission, distribution and advanced metering investments through our regulated rates.

Oncor’s Operations

Performance — We achieved or exceeded market performance protocols in 12 out of 14 PUCT market metrics in 2013.  These metrics measure the success of transmission and distribution companies in facilitating customer transactions in the competitive Texas electricity market.

Investing in Infrastructure and Technology — In 2013, we invested approximately $1.1 billion in our network to construct, rebuild and upgrade transmission lines and associated facilities, to extend the distribution infrastructure, and to pursue certain initiatives in infrastructure maintenance and information technology.  Reflecting our commitment to infrastructure, in September 2008, we and several other ERCOT utilities filed with the PUCT a plan to participate in the construction of transmission improvements designed to interconnect existing and future renewable energy facilities to transmit electricity from CREZs identified by the PUCT.  In 2009, the PUCT awarded us CREZ construction projects.  The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state.  In addition to these projects, ERCOT completed a study in December 2010 that will result in us and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ.  At December 31, 2013, our cumulative CREZ-related capital expenditures totaled $1.871 billion, including $411 million in 2013.  All CREZ-related line and station construction projects were energized by the end of 2013.  Additional voltage support projects were completed in January 2014, with the exception of one series capacitor project that is scheduled to be completed in December 2015 in order to allow for further study and evaluation.  The delay to 2015 is not expected to have a significant impact on the ability of the CREZ system to support existing or currently expected renewable generation.  See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulation and Rates.”

Our technology upgrade initiatives include development of a modernized grid through advanced digital communication, data management, real-time monitoring and outage detection capabilities to take advantage of our recent deployment of advanced digital metering equipment.  This modernized grid is producing electricity service reliability improvements and providing for additional products and services from REPs that enable businesses and consumers to better manage their electricity usage and costs.  The advanced meters can be read remotely, rather than by a meter reader physically visiting the location of each meter.  Advanced meters facilitate automated demand side management, which allows consumers to monitor the amount of electricity they are consuming and adjust their electricity consumption habits.  With the new meters integrated, we report 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes.  The data from the new meters makes it possible for REPs to support new programs and pricing options.

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

Transmission revenues are provided under tariffs approved by either the PUCT or, to a small degree related to an interconnection to other markets, the FERC.  Network transmission revenues compensate us for delivery of electricity over transmission facilities operating at 60 kV and above.  Other services we offer through our transmission business include system impact studies, facilities studies, transformation service and maintenance of transformer equipment, substations and transmission lines owned by other parties.

PURA allows us to update our transmission rates periodically to reflect changes in invested capital.  This “capital tracker” provision encourages investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

At December 31, 2013, our transmission facilities included 6,522 circuit miles of 345kV transmission lines and 9,658 circuit miles of 138kV and 69kV transmission lines.  Sixty-seven generation facilities totaling 36,410 MW were directly connected to our transmission system at December 31, 2013, and 292 transmission stations and 709 distribution substations were served from our transmission system.

At December 31, 2013, our transmission facilities had the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Brazos Electric Power Cooperative, Inc.	8	112	23
Rayburn Country Electric Cooperative, Inc.	-	39	6
Lower Colorado River Authority	10	23	2
Texas New Mexico Power	4	9	12
Tex-La Electric Cooperative of Texas, Inc.	-	12	1
American Electric Power Company, Inc. (a)	5	7	11
Texas Municipal Power Agency	7	6	-
Lone Star Transmission	12	-	-
Centerpoint Energy Inc.	8	-	-
Electric Transmission Texas, LLC	6	1	-
Sharyland Utilities, L.P.	-	6	-
Other small systems operating wholly within Texas	6	7	3

_____________

(a)	One of the 345-kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Our electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality and system reliability.  These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within our certificated service area.  Our distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 3,177 distribution feeders.

Our distribution system included over 3.2 million points of delivery at December 31, 2013.  Over the past five years, the number of distribution system points of delivery we serve, excluding lighting sites, grew an average of 1.13% per year, adding approximately 43,700 points of delivery in 2013.

Our distribution system consists of 56,683 miles of overhead primary conductors, 21,621 miles of overhead secondary and street light conductors, 16,169 miles of underground primary conductors and 9,966 miles of underground secondary and street light conductors.  The majority of the distribution system operates at 25kV and 12.5kV.

Distribution revenues from residential and small business users are based on actual monthly consumption (kWh), and, depending on size and annual load factor, revenues from large commercial and industrial users are based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

The PUCT has approved a periodic rate adjustment, which allows utilities to file, under certain circumstances, up to four rate adjustments between rate reviews to recover distribution-related investments on an interim basis.

Customers — Our transmission customers consist of municipalities, electric cooperatives and other distribution companies.  Our distribution customers consist of more than 80 REPs, including TCEH and certain electric cooperatives in our certificated service area.  Revenues from TCEH represented 27% of our total operating revenues in 2013.  Revenues from REP subsidiaries of a nonaffiliated entity, NRG Energy, Inc., collectively represented 15% of our total operating revenues in 2013.  No other customer represented more than 10% of our total operating revenues.  The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.

Seasonality —  Our revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer.

Regulation and Rates — As our operations are wholly within Texas, we believe we are not a public utility as defined in the Federal Power Act and, as a result, we are not subject to general regulation under this act.  However, we are subject to reliability standards adopted and enforced by the TRE and the NERC (including critical infrastructure protection) under the Federal Power Act.  See Item “1A. Risk Factors – As a transmission operator, we are subject to mandatory reliability standards and periodic audits of our compliance with those standards.  Efforts to comply with those standards could subject us to higher operating costs and/or increased capital expenditures, and non-compliance with applicable standards could subject us to penalties that could have a material effect on our business.”

The PUCT has original jurisdiction over transmission and distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the PUCT and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities.  Generally, PURA prohibits the collection of any rates or charges by a public utility (as defined by PURA) that does not have the prior approval of the appropriate regulatory authority (i.e., the PUCT or the municipality with original jurisdiction).

At the state level, PURA requires owners or operators of transmission facilities to provide open-access wholesale transmission services to third parties at rates and terms that are nondiscriminatory and comparable to the rates and terms of the utility’s own use of its system.  The PUCT has adopted rules implementing the state open-access requirements for all utilities that are subject to the PUCT’s jurisdiction over transmission services, including us.

Securitization Bonds —  Our consolidated financial statements include our wholly-owned, bankruptcy-remote financing subsidiary, Bondco.  This financing subsidiary was organized for the limited purpose of issuing certain transition bonds in 2003 and 2004.  Bondco issued $1.3 billion principal amount of transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.  At December 31, 2013, $311 million principal amount of transition bonds (maturing between 2014 and 2016) was outstanding.

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

Our capital expenditures for environmental matters totaled $14 million in 2013 and are expected to total approximately $13 million in 2014.

Item 1A.   RISK FACTORS

Some important factors in addition to others specifically addressed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that could have a material negative impact on our operations, financial results and financial condition, or could cause our actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

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

For example, under the Energy Policy Act of 2005, the FERC can impose penalties (up to $1 million per day per violation) for failure to comply with mandatory electric reliability standards, including standards to protect the power system against potential disruptions from cyber and physical security breaches. In addition, the PUCT may impose penalties on us if it finds that we violated any law, regulation, PUCT order or other rule or requirement.  The PUCT has the authority to impose penalties of up to $25,000 per day per violation.

The Texas Legislature meets every two years.  The last regular session ended in May 2013.  The next regular session is scheduled to commence in January 2015.  However, at any time the governor of Texas may convene a special session of the Legislature.  During any regular or special session bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects.

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

Attacks on our infrastructure or other events that disrupt or breach our cyber/data or physical security measures could have an adverse impact on our reputation, disrupt business operations and expose us to significant liabilities including penalties for failure to comply with federal, state or local statutes and regulations, which could have a material effect on our results of operations, liquidity and financial condition.

A breach of cyber/data security measures that impairs our information technology infrastructure could disrupt normal business operations and affect our ability to control our transmission and distribution assets, access customer information and limit communication with third parties.  Recently there have been numerous attacks on government and industry information technology systems that have resulted in material operational, reputation and/or financial costs.  While we have controls in place designed to protect our information technology infrastructure and have not had any significant breaches, any loss of confidential or proprietary data through a breach could adversely affect our reputation, expose us to material legal and regulatory claims, impair our ability to execute on business strategies and/or materially affect our results of operations, liquidity and financial condition.

A physical attack on our transmission and distribution infrastructure could also interfere with normal business operations and affect our ability to control our transmission and distribution assets. While we have security measures in place designed to protect our transmission and distribution system and have not had any significant security breaches, a physical security breach could adversely affect our reputation, expose us to material regulatory claims and/or materially affect our results of operations, liquidity and financial condition.

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

We participate in industry groups and discussions with regulators to remain current on emerging threats and mitigating techniques.  These groups include, but are not limited to: the US Cyber Emergency Response Team, the National Electric Sector Cyber Security Organization, the Department of Homeland Security, the US Nuclear Regulatory Commission and NERC.  We also apply the knowledge gained by continuing to invest in technology, processes, security measures and services to detect, mitigate and protect our assets, both physical and cyber.  These investments include upgrades to network architecture and physical security measures, regular intrusion detection monitoring and compliance with emerging industry regulation.

Our capital deployment program may not be executed as planned, which could adversely impact our financial condition and results of operations.

There can be no guarantee that the execution of our capital deployment program for our electricity delivery facilities will be successful, and there can be no assurance that the capital investments we intend to make in connection with our electricity delivery business will produce the desired reductions in cost and improvements to service and reliability.  Furthermore, there can be no guarantee that our capital investments, including our investments associated with projects to construct CREZ-related transmission lines and facilities and additional voltage support projects will ultimately be recoverable through rates or, if recovered, that they will be recovered on a timely basis.  For more information regarding the limitation on recovering the value of investments using rates and the CREZ project, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Risks and Challenges” and “– Regulation and Rates.”

Market volatility may impact our business and financial condition in ways that we currently cannot predict.

Because our operations are capital intensive, we expect to rely over the long-term upon access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or our revolving credit facility.  Considering our construction plans to service our growing customer base and ERCOT needs, it is likely we will incur additional debt.  In addition, we may incur additional debt in connection with other investments in infrastructure or technology, such as smart grid systems.  Our ability to access the capital or credit markets may be severely restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions.  In addition, the cost of debt financing may be materially and adversely impacted by these market conditions.  Even if we are able to obtain debt financing, we may be unable to recover in rates some or all of the costs of such debt financing if they exceed our PUCT-approved cost of debt determined in our most recent rate review or subsequent rate reviews.  Accordingly, there can be no assurance that the capital and credit markets will continue to be a reliable or acceptable source of short-term or long-term financing for us.  Additionally, disruptions in the capital and credit markets could have a broader impact on the economy in general in ways that could lead to reduced electricity usage, which could have a negative impact on our revenues, or have an impact on our customers, counterparties and/or lenders, causing them to fail to meet their obligations to us.

Adverse actions with respect to our credit ratings could negatively affect our ability to access capital.

Our access to capital markets and our cost of debt could be directly affected by our credit ratings.  Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease.  Our credit ratings are currently substantially higher than those of EFH Corp., our majority equity investor.  If credit rating agencies were to change their views of our independence of EFH Corp., our credit ratings would likely decline.  Despite our ring-fencing measures, rating agencies have in the past taken, and could in the future take, an adverse action with respect to our credit ratings in response to financing and liability management activities by, or restructuring transactions involving EFH Corp. and other members of the Texas Holdings Group.  Further, it is unclear how any bankruptcy filing including EFH Corp. and other members of the Texas Holdings Group and related proceedings may effect our credit ratings.  In the event any such adverse action takes place and causes our borrowing costs to increase, we may not be able to recover such increased costs if they exceed our PUCT-approved cost of debt determined in our most recent rate review or subsequent rate reviews.

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

The FERC has jurisdiction with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by utilities within ERCOT.  The FERC has designated the NERC to establish and enforce reliability standards, under FERC oversight, for all owners, operators and users of the bulk power system.  The FERC has approved the delegation by NERC of compliance and enforcement authority for reliability in the ERCOT region to the TRE.  To maintain compliance with the mandatory reliability standards, we may be subjected to higher operating costs and/or increased capital expenditures.  While we expect to recover costs and expenditures from customers through regulated rates, there can be no assurance that the PUCT will approve full recovery of such costs or the timing of any such recovery.  In addition, if we were to be found to be in noncompliance with applicable reliability standards, we could be subject to sanctions, including monetary penalties.  Under the Energy Policy Act of 2005, FERC can impose penalties (up to $1 million per day per violation) for failure to comply with reliability standards, which would not be recoverable from customers through regulated rates.  We have five registrations with NERC – as a transmission planner, a transmission owner, a transmission operator, a distribution provider and a load serving entity.  As a registered entity, we are subject to periodic audits by the TRE of our compliance with reliability standards.  These audits will occur as designated by the TRE at a minimum of every three years.  We cannot predict the outcome of any such audits.

Our revenues are concentrated in a small number of customers, including TCEH, and any delay or default in payment could adversely affect our cash flows, financial condition and results of operations.

Our revenues from the distribution of electricity are collected from more than 80 REPs, including TXU Energy (a subsidiary of TCEH), that sell the electricity we distribute to consumers.  Revenues from TCEH represented 27% of our total operating revenues for the year ended December 31, 2013.  Revenues from REP subsidiaries of a non-affiliated entity, NRG Energy, Inc., collectively represented 15% of our total operating revenues for the year ended December 31, 2013.  Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of TCEH or one or more other REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments.  We depend on these REPs to timely remit these revenues to us.  We could experience delays or defaults in payment from these REPs, which could adversely affect our cash flows, financial condition and results of operations.  Due to commitments made to the PUCT in 2007, we are not allowed to recover bad debt expense, or certain other costs and expenses, from rate payers in the event of a default or bankruptcy by an affiliate REP.

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
•

a deterioration of the credit or bankruptcy of EFH Corp. or EFH Corp.’s other subsidiaries or a reduction in the credit ratings of EFH Corp. or EFH Corp.’s other subsidiaries that is perceived to potentially have an adverse impact on us despite the ring-fencing of the Oncor Ring-Fenced Entities from the Texas Holdings Group;

•	a material breakdown in our risk management procedures, and
•	the occurrence of changes that restrict our ability to access our revolving credit facility.

Our primary source of liquidity aside from operating cash flows is our ability to borrow under our revolving credit facility.  The revolving credit facility contains a debt-to-capital ratio covenant that effectively limits our ability to incur indebtedness in the future.  At December 31, 2013, we were in compliance with such covenant.  See Note 5 to Financial Statements for further information regarding this covenant.  The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At December 31, 2013, the available bond credits were approximately $2.176 billion.  The amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $1.173 billion.  In 2007, we committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At December 31, 2013, our regulatory capitalization ratio was 58.7% debt and 41.3% equity.  Our ability to incur additional long-term debt will be limited by our regulatory capital structure.

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

If EFH Corp., which is highly leveraged, was unable to make contributions to the EFH Retirement Plan while it is a member of our controlled group within the meaning of ERISA, we could be liable under ERISA for such contributions as well as any unfunded pension plan liability that EFH Corp. is unable to pay.  EFH Corp.’s portion of the EFH Retirement Plan’s unfunded pension liability is $31 million at December 31, 2013.  Funding for the EFH Retirement Plan is expected to total approximately $103 million in 2014 and $119 million in the 2014 to 2018 period.  We are expected to fund approximately $83 million in 2014 and $83 million in the 2014 to 2018 period of the total amount consistent with our share of this plan.  Our share of funding for the EFH Retirement Plan represents obligations we assumed with respect to certain employees of EFH Corp.’s predecessor at the time of deregulation of the Texas electricity market.  PURA allows for our recovery of those costs and, as a result, in 2005 we entered into an agreement with EFH Corp.’s predecessor to assume those costs.

See Note 9 to Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Pension and OPEB Plan Funding” for further information regarding pension and OPEB plans’ funding.

Our ring-fencing measures may not work as planned and a bankruptcy court may nevertheless subject Oncor to the claims of its affiliates’ creditors.

As discussed above, to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and our credit quality, various legal, financial and contractual provisions were implemented.  These enhancements are intended to minimize the risk that a court would order any of the Oncor Ring-Fenced Entities’ assets and liabilities to be substantively consolidated with those of any member of the Texas Holdings Group in connection with a bankruptcy case involving one or more members of the Texas Holdings Group.  Substantive consolidation is an equitable remedy in bankruptcy that results in the pooling of the assets and liabilities of the debtor and one or more of its affiliates solely for purposes of the bankruptcy case, including for purposes of distributions to creditors and voting on and treatment under a reorganization plan.  Bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict. To the extent a bankruptcy court were to determine that substantive consolidation is appropriate under the facts and circumstances, then the assets and liabilities of any Oncor Ring-Fenced Entity that is subject to the substantive consolidation order would be available to help satisfy the debt or contractual obligations of the Texas Holdings Group entity that is a debtor in bankruptcy and subject to the same substantive consolidation order.  If any Oncor Ring-Fenced Entity were included in such a substantive consolidation order, the secured creditors of Oncor would retain their liens and priority with respect to Oncor’s assets.

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

Our rights under certain agreements with EFH Corp. and other members of the Texas Holdings Group could be adversely affected in connection with a bankruptcy proceeding involving those entities.

We are party to various contracts and unexpired leases with EFH Corp. and other members of the Texas Holdings Group, as described in Note 11 to Financial Statements.  The US Bankruptcy Code permits a debtor in bankruptcy to assume (accept) or reject executory contracts and unexpired leases.  If members of the Texas Holdings Group were to become debtors in a bankruptcy case and determined to reject some or all of their executory contracts and unexpired leases with us in connection with that bankruptcy case, our results of operations and financial condition could be adversely affected.

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

We rely on suppliers and service providers to provide us with certain specialized materials and services, including materials and services for power line maintenance, repair and construction, our AMS, information technology and customer operations.  The financial condition of our suppliers and service providers may be adversely affected by general economic conditions, such as credit risk and the turbulent macroeconomic environment in recent years. Because many of the tasks of these suppliers and service providers require specialized electric industry knowledge and equipment, if any of these parties fail to perform, go out of business or otherwise become unable to perform, we may not be able to transition to substitute suppliers or service providers in a timely manner. This could delay our construction and improvement projects, increase our costs and disrupt our operations, which could negatively impact our business and reputation. In addition, we could be subject to fines or penalties in the event a delay resulted in a violation of a PUCT or other regulatory order.

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

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED EQUITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2013, 80.03% of our outstanding membership interests was held by Oncor Holdings and indirectly held by EFH Corp., 19.75% was held by Texas Transmission and 0.22% was indirectly held by certain members of our management team and board of directors through Investment LLC.  None of the membership interests are publicly traded, and none were issued in 2013.

See Note 8 to Financial Statements for a description of cash distributions we paid to our members and the restrictions on our ability to pay such distributions.

Item 6.SELECTED FINANCIAL DATA

	At December 31,
	2013	2012	2011	2010	2009
	(millions of dollars, except ratios)
Total assets	$18,234	$17,990	$17,371	$16,846	$16,232
Property, plant & equipment ─ net	11,902	11,318	10,569	9,676	9,174
Goodwill	4,064	4,064	4,064	4,064	4,064

Capitalization
Long-term debt, less amounts due currently	$5,381	$5,400	$5,144	$5,333	$4,996
Membership interests	7,409	7,304	7,181	6,988	6,847
Total	$12,790	$12,704	$12,325	$12,321	$11,843

Capitalization ratios (a)
Long-term debt, less amounts due currently	42.0%	42.5%	41.7%	43.3%	42.2%
Membership interests	58.0%	57.5%	58.3%	56.7%	57.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

_______________

(a)

For purposes of reporting to the PUCT, the regulatory capitalization ratio at December 31, 2013 was 58.7% debt and 41.3% equity.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ― Financial Condition ― Available Liquidity/Credit Facility” and Note 8 to Financial Statements for additional information regarding regulatory capitalization ratios.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(millions of dollars, except ratios)
Operating revenues	$3,552	$3,328	$3,118	$2,914	$2,690
Net income	$432	$349	$367	$352	$320
Capital expenditures	$1,079	$1,389	$1,362	$1,020	$998
Ratio of earnings to fixed charges	2.76	2.49	2.62	2.60	2.40
Embedded interest cost on long-term debt ─ end of period (a)	6.4%	7.0%	6.6%	6.5%	6.6%

_______________

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

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2013, 2012 and 2011 should be read in conjunction with Selected Financial Data and our audited consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas.  Revenues from TCEH represented 27%, 29% and 33% of our total operating revenues for the years ended December 31, 2013, 2012 and 2011, respectively.  We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  Oncor Holdings owns 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly own the remaining 0.22% of the outstanding membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

As noted in SEC filings made by members of the Texas Holdings Group, EFH Corp. and other members of the Texas Holdings Group have engaged in discussions with certain unaffiliated creditors regarding certain of those entities’ capital structures and long-term liquidity, as well as possible restructuring transactions involving those entities.  We believe the “ring-fencing” measures discussed above mitigate our exposure to a bankruptcy or other restructuring transaction involving members of the Texas Holdings Group.

Significant Activities and Events

Debt-Related Activities — See Note 6 to Financial Statements for information regarding the issuance of $100 million principal amount of senior secured notes in May 2013.

Matters with the PUCT — See discussion of these matters, including CREZ-related construction projects, below under “Regulation and Rates.”

KEY RISKS AND CHALLENGES

Following is a discussion of key risks and challenges facing management and the initiatives currently underway to manage such challenges.  For additional information concerning risk factors related to our business, see “Item1A. Risk Factors” in this report.

Rates and Cost Recovery

Our rates are regulated by the PUCT and certain cities and are subject to regulatory rate-setting processes and annual earnings oversight.  This regulatory treatment does not provide any assurance as to achievement of earnings levels.  Our rates are regulated based on an analysis of our costs and capital structure, as reviewed and approved in a regulatory proceeding.  Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital.  However, there is no assurance that the PUCT will judge all of our costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that our rates are based upon, that the regulatory process in which rates are determined will always result in rates that produce full recovery of our costs or that our authorized return on equity will not be reduced.  See “Regulation and Rates” below for further information.

EFH Corp. Potential Restructuring Activities

As noted in SEC filings made by members of the Texas Holdings Group, EFH Corp. and other members of the Texas Holdings Group have engaged in discussions with certain unaffiliated creditors regarding certain of those entities’ capital structures and long-term liquidity, as well as possible restructuring transactions involving those entities.  See “Item 1A. Risk Factors” and Notes 7 and 11 to Financial Statements for a discussion of risks relating to, and potential impacts of, these restructuring activities.

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

Technology Initiatives

Risks to our technology initiative programs include nonperformance by equipment and service providers, failure of the technology to meet performance expectations and inadequate cost recovery allowances by regulatory authorities.  We are implementing measures to mitigate these risks, but there can be no assurance that these technology initiatives will achieve the operational and financial objectives.

Cyber Security and Infrastructure Protection Risk

A breach of cyber/data or physical security measures that impairs our information technology infrastructure or transmission and distribution infrastructure could disrupt normal business operations, affect our ability to control our transmission and distribution system, expose us to material regulatory claims and limit communication with third parties.  Any loss of confidential or proprietary data through a cyber/data breach could also materially affect our reputation, expose the company to legal claims or impair our ability to execute on business strategies.  We participate in industry groups and with regulators to remain current on emerging threats and mitigating techniques.  While we have not experienced any security breach with a significant operational, reputational or financial impact, we recognize the growing threat within our industry and are proactively taking steps to continuously improve our technology, security measures, processes and services to detect, mitigate and protect our assets, both physical and cyber.

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

Contingencies

As noted in Note 1 to Financial Statements, EFH Corp. and other members of the Texas Holdings Group have indicated that they have been involved in discussions regarding possible restructuring transactions.  Due to the uncertainty of the outcome of these restructuring activities, we have applied our contingency policy to the accounts receivable from affiliates arising from the various related party transactions described in Note 11 to Financial Statements.  We have determined that no loss contingency is probable as of December 31, 2013.  We do not have enough information about the plans of the Texas Holdings Group to determine that the likelihood of a loss contingency is remote.  At February 27, 2014, we had collected all but $6 million of the accounts receivable from affiliates outstanding at December 31, 2013.  In addition, with respect to the various contracts and unexpired leases with EFH Corp. and certain of its subsidiaries, the US Bankruptcy Code permits a debtor in bankruptcy to assume (accept) or reject executory contracts and unexpired leases.  We have determined that as of December 31, 2013 a loss contingency of approximately $20 million related to these agreements is reasonably possible if members of the Texas Holdings Group were to become debtors in a bankruptcy case and determined to reject their executory contracts and unexpired leases with us.

Revenue Recognition

Revenue includes an estimate for electricity delivery services provided from the billed meter reading date to the end of the period (unbilled revenue).  For electricity delivery services billed on the basis of kWh volumes, unbilled revenue is based on data collected through our AMS.    For other electricity delivery services, unbilled revenue is based on average daily revenues for the most recent period applied to the number of unmetered days through the end of the period. Accrued unbilled revenues totaled $180 million, $147 million and $127 million at December 31, 2013, 2012 and 2011, respectively.

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

See Notes 1 and 3 to Financial Statements.

Regulatory Assets

Our financial statements at December 31, 2013 and 2012 reflect total regulatory assets of $1.771 billion and $2.093 billion, respectively.  These amounts include $281 million and $409 million, respectively, of generation-related regulatory assets recoverable by transition bonds as discussed immediately below.  Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital.  Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates.  See Note 4 to Financial Statements for more information regarding regulatory assets and liabilities.

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

Other regulatory assets that we believe are probable of recovery, but are subject to review and possible disallowance, totaled $422 million and $315 million at December 31, 2013 and 2012, respectively.  These amounts consist primarily of storm-related service recovery costs and employee retirement costs.

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

Testing performed in December 2013 and 2012 was based on the quantitative method and determined that our estimated fair value was substantially in excess of the net carrying value of our operating assets and liabilities, resulting in no additional testing.  In December 2011, we concluded, based on the results of a qualitative assessment, that our estimated enterprise fair value was more likely than not greater than our net carrying value.  As a result, no further testing for impairment was required.  Accordingly, there were no impairments of goodwill in the years ended December 31, 2013, 2012 or 2011.

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

	Year Ended December 31,
	2013	2012	2011

Pension costs	$95	$179	$95
OPEB costs	37	27	74
Total benefit costs	132	206	169
Less amounts deferred principally as property or a regulatory asset	(95)	(169)	(132)
Net amounts recognized as expense	$37	$37	$37
Discount rate (percentage) (a)(b)	4.10%	5.00%	5.50%
Funding of the pension plans and the OPEB Plan (c)	$20	$104	$193

_____________

(a)

As a result of the amendments to the EFH Retirement Plan in 2012, discussed in Note 9 to Financial Statements, the discount rate reflected in net pension costs for January through July 2012 was 5.00%, for August through September 2012 was 4.15% and for October through December 31, 2012 was 4.20%.

(b)	Discount rate for OPEB was 4.10%, 4.95% and 5.55% in 2013, 2012 and 2011, respectively.
(c)	2012 amount excludes transfers of investments between benefit plans in 2012. See Note 9 to Financial Statements for additional information regarding pension and OPEB plans.

Sensitivity of these costs to changes in key assumptions is as follows:

Assumption	Increase/(decrease) in 2014 Pension and OPEB Costs
Discount rate – 1% increase	$(32)
Discount rate – 1% decrease	$34
Expected return on assets – 1% increase	$(23)
Expected return on assets – 1% decrease	$23

See Note 9 to Financial Statements regarding other disclosures related to pension and OPEB obligations.

RESULTS OF OPERATIONS

Operating Data

	Year Ended December 31,
	2013	2012	2011
Operating statistics:
Electric energy billed volumes (gigawatt-hours):
Residential	41,486	40,377	43,888
Other (a)	70,826	69,994	69,949
Total electric energy billed volumes	112,312	110,371	113,837

Reliability statistics (b):
System Average Interruption Duration Index (SAIDI) (nonstorm)	106.1	89.9	106.2
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.4	1.2	1.3
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	75.6	77.6	83.1

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,284	3,242	3,203

Operating revenues:
Distribution base revenues	$1,826	$1,789	$1,993
Transmission base revenues (TCOS) (c)	703	629	555
Reconcilable rates:
TCRF (c)	846	733	401
Transition charges	149	144	150
AMS surcharges	148	142	103
EECRF and rate case expense surcharges	66	49	43
Other miscellaneous revenues	73	73	77
Intercompany eliminations (c)	(259)	(231)	(204)
Total operating revenues	$3,552	$3,328	$3,118

________________

(a)Includes small business, large commercial and industrial and all other non-residential distribution points of delivery.

(b)SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.

(c)A portion of transmission base revenues (TCOS) is recovered from Oncor’s distribution customers through the TCRF rate.

Financial Results ─ Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Total operating revenues increased $224 million, or 7%, to $3.552 billion in 2013.  All revenue is billed under tariffs approved by the PUCT.  The increase reflected:

•

Distribution base revenues — Base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on January 1, 2012.  The $37 million increase in distribution base rate revenues consisted of a $21 million impact of higher average consumption, largely driven by the effects of colder fall/winter weather in 2013 as compared to 2012 and an estimated $16 million effect of growth in points of delivery.

•

Transmission base revenues — TCOS revenues are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed though the TCRF mechanism discussed below while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $74 million increase in transmission base revenues primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table below for a listing of Transmission Interim Rate Update Applications impacting revenues for the years ended December 31, 2013 and 2012 as well as filings that will impact revenues for the year ended December 31, 2014.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
42267	February 2014*	April 2014	$74	$47	$27
41706	July 2013	September 2013	$71	$45	$26
41166	January 2013	March 2013	$27	$17	$10
40603	July 2012	August 2012	$30	$19	$11
40142	January 2012	March 2012	$2	$1	$1
39644	August 2011	October 2011	$35	$22	$13

__________

*    Application pending.

•

Reconcilable Rates — The PUCT has designated certain tariffs (TCRF, EECRF surcharge, AMS surcharge and charges related to transition bonds) as reconcilable, which means the differences between amounts billed under these tariffs and the related incurred costs, including a return component where allowed, are deferred as either regulatory assets or regulatory liabilities.  Accordingly, at prescribed intervals, future applicable tariffs are adjusted to either repay regulatory liabilities or collect regulatory assets.  Changes in these tariffs do not impact operating income, except for the AMS return component, but do impact the timing of cash flows.  See Note 1 to Financial Statements for accounting treatment of reconcilable tariffs.

-

TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $113 million increase in TCRF revenue reflects the pass through of an $86 million increase in third-party wholesale transmission expense described below and a $27 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At December 31, 2013, approximately $37 million was deferred as under-recovered wholesale transmission service expense (see Note 4 to Financial Statements).  See TCRF Filings Table below for a listing of TCRF filings impacting cash flow for the years ended December 31, 2013 and 2012 as well as filings that will impact cash flow for the year ended December 31, 2014.

TCRF Filings Table

			Semi-Annual
			Billing Impact
Docket No.	Filed	Effective	Increase (Decrease)
42059	December 2013	March 2014 – August 2014	$44
41543	June 2013	September 2013 – February 2014	$88
41002	November 2012	March 2013 – August 2013	$(47)
40451	June 2012	September 2012 – February 2013	$129
39940	November 2011	March 2012 – August 2012	$(41)
39456	June 2011	September 2011 – February 2012	$24

-

Transition charges — Transition charge revenue is dedicated to paying the principal and interest of transition bonds.  We account for the difference between transition charge revenue recognized and cost related to the transition bonds as a regulatory liability.  Annual true-up adjustments are filed to increase or decrease the transition charges such that sufficient funds will be collected during the following period to meet scheduled debt service payments.  The final transition bonds mature in 2016.  The $5 million increase in charges related to transition bonds corresponds with an offsetting increase in amortization expense and primarily reflects higher electricity volumes delivered by us due to the effects of colder fall/winter weather in 2013 as compared to 2012.

-

AMS surcharges — The PUCT has authorized monthly per customer advanced meter cost recovery factors designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  We recognize revenues equal to reconcilable expenses incurred including depreciation net of calculated savings plus a return component on our investment.  The $6 million increase in recognized AMS revenues is due to increased costs driven by meter installation and systems development.  See “Regulation and Rates” below.

-

EECRF surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  For the year ended 2013, we recognized a $17 million increase in EECRF surcharges, which is offset in operation and maintenance expense.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the years ended December 31, 2013 and 2012 as well as filings that will impact revenues for the year ended 2014.

EECRF Filings Table

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

•

Other miscellaneous revenues — Miscellaneous revenues includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs, services provided on a time and materials basis, rents, energy efficiency performance bonuses approved by the PUCT and other miscellaneous revenues.

Wholesale transmission service expense increased $86 million, or 17%, to $588 million in 2013.  Third-party wholesale transmission service expense increased $95 million in 2013 due to higher fees paid to other transmission entities and a 2% increase in volumes, partially offset by a $9 million charge associated with a wholesale transmission cost settlement in 2012.

Operation and maintenance expense increased $12 million, or 2%, to $681 million in 2013.  The change included $16 million in higher labor and employee benefits costs and $8 million in higher other costs, offset by $12 million in lower vegetation management expenses, $6 million in lower outside services costs, $5 million in lower professional services costs and $2 million in lower amortization of regulatory assets.  Operation and maintenance expense also reflects fluctuations in expenses that are offset by corresponding revenues, including a $17 million increase in costs related to programs designed to improve customer electricity efficiency and a $4 million decrease related to advanced meters.  Amortization of regulatory assets reported in operation and maintenance expense totaled $52 million and $54 million in 2013 and 2012, respectively.

Depreciation and amortization increased $43 million, or 6%, to $814 million in 2013.  The increase reflected $38 million attributed to ongoing investments in property, plant and equipment (including $12 million attributed to investments related to the deployment of advanced meters) and $5 million in higher amortization of regulatory assets associated with transition bonds (with an offsetting increase in revenues).

Other income totaled $18 million in 2013 and $26 million in 2012.  The 2013 and 2012 amounts included accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting totaling $18 million and $23 million, respectively.  See Note 12 to Financial Statements.

Other deductions totaled $15 million and $64 million in 2013 and 2012, respectively.  The decrease was primarily attributable to the SARs settlement in 2012.  See Note 12 to Financial Statements.

Provision in lieu of income taxes totaled $249 million in 2013 (including $247 million related to operating income and $2 million related to nonoperating income) compared to a net $234 million (including $240 million related to operating income and a benefit of $6 million related to nonoperating income) in 2012.  The effective income tax rate on pretax income was 36.6% in 2013 and 40.1% in 2012.  The 2013 effective income tax rate on pretax income differs from the US federal statutory rate of 35% primarily due to the effect of $14 million of non-deductible amortization of the regulatory asset attributed to a change in deductibility of the Medicare Part D subsidy as a result of the Patient Protection and Affordable Care Act of 2010 and the effect of the 2013 Texas margin tax,  partially offset by the reversal of accrued interest and taxes totaling $16 million attributed to the resolution of certain uncertain tax positions.  See Note 3 to Financial Statements.

Interest income decreased $20 million, or 83%, to $4 million in 2013.  The change reflected a $16 million decrease as a result of our sale of the TCEH transition bond interest reimbursement agreement to EFIH in August 2012 (see Note 11 to Financial Statements for discussion of the sale) and a $6 million decrease attributable to a prior year sales tax refund, partially offset by a $2 million increase in assets related to an employee benefit plan.

Interest expense and related charges decreased $3 million, or 1%, to $371 million in 2013.  The change was driven by a $9 million decrease attributable to lower average interest rates, partially offset by a $3 million increase attributable to higher average borrowings reflecting ongoing capital investments and $3 million in higher amortization of net debt-related costs.

Net income increased $83 million, or 24%, to $432 million in 2013.  The change reflected increased revenue from higher transmission rates, growth in points of delivery and lower other deductions, partially offset by higher depreciation, lower interest income, higher income taxes and higher operation and maintenance expenses.

Financial Results ─ Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Total operating revenues increased $210 million, or 7%, to $3.328 billion in 2012.  All revenue is billed under tariffs approved by the PUCT.  The increase reflected:

•

Distribution base revenues — A $204 million decrease in distribution base rate revenues consisted of a $223 million impact from reclassifying all TCRF revenues as reconcilable revenues resulting from a rate structure change in 2011 (with a corresponding amount recognized in TCRF revenues below) and a $78 million impact of lower average consumption, primarily due to the effects of milder weather in 2012 as compared to 2011.  These decreases were partially offset by $77 million in higher distribution tariffs and an estimated $20 million effect of growth in points of delivery.

-

Transmission base revenues — The $74 million increase in transmission base revenues primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table above for a listing of TCOS filings impacting revenues for the years ended December 31, 2012 and 2011.

•	Reconcilable Rates:

-

TCRF —  The $332 million increase in TCRF consisted of a $223 million impact from reclassifying all TCRF revenues as reconcilable revenues resulting from a rate structure change in 2011 (with a corresponding amount recognized in distribution base revenues above) and a $109 million increase in TCRF revenues, which primarily reflects the pass through of a $63 million increase in third-party wholesale transmission expense described below.  At December 31, 2012, approximately $40 million was deferred as under-recovered wholesale transmission service expense (see Note 4 to Financial Statements).  See TCRF Filings Table above for a listing of TCRF filings impacting cash flow for the years ended December 31, 2012 and 2011.

-

Transition charges — The $6 million decrease in charges related to transition bonds corresponds with an offsetting increase in amortization expense and primarily reflects lower electricity volumes delivered due to the effects of milder weather in 2012 as compared to 2011.

-	AMS surcharges — The $39 million increase in recognized AMS revenues is due to increased costs driven by meter installation and systems development completed in 2012.
-

EECRF surcharges— For the year ended 2012, we recognized a $6 million increase in EECRF surcharges, which is offset in operation and maintenance expense.  See EECRF Filings Table above for a listing of EECRF filings impacting revenues for the years ended December 31, 2012 and 2011.

•	Other miscellaneous revenues — The $4 million decrease in other miscellaneous revenues is primarily due to lower REP discretionary services as a result of the continuing deployment of advanced meters.

Wholesale transmission service expense increased $63 million, or 14%, to $502 million, due to higher fees paid to other transmission entities and a 2% increase in volumes.

Operation and maintenance expense increased $11 million, or 2%, to $669 million in 2012.  The change included $12 million in higher amortization of regulatory assets and $6 million in higher outside services costs, partially offset by a $14 million effect of unusual non-cash expenses in 2011 (primarily consisting of a $9 million write off of excessive inventory and a $5 million decrease related to SARs).  Operation and maintenance expense also reflects fluctuations in other expenses that are offset by corresponding revenues, including a $6 million increase in costs related to programs designed to improve customer electricity demand efficiencies and a $2 million increase in costs related to advanced meters.  Amortization of regulatory assets reported in operation and maintenance expense totaled $54 million and $42 million in 2012 and 2011, respectively.

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

Interest expense and related charges increased $15 million, or 4%, to $374 million in 2012.  The change was driven by a $22 million increase attributable to higher average borrowings reflecting ongoing capital investments and $15 million in higher amortization of debt issuance costs and discounts, partially offset by a $14 million decrease attributable to lower average interest rates and an $8 million decrease attributable to higher capitalized interest.

Net income decreased $18 million, or 5%, to $349 million in 2012.  The change reflected the effects on revenue of milder weather, the effect of the SARs settlement and increases in depreciation and interest expense, partially offset by increased revenue from higher transmission and distribution rates and growth in points of delivery.

OTHER COMPREHENSIVE INCOME

We reported $19 million and $3 million (both after tax) in other comprehensive income for the years ended December 31, 2013 and 2012, respectively.  These amounts represent the net actuarial losses of the non-recoverable portion of benefit plans (see Note 9 to Financial Statements for information regarding changes to the pension plans).

In August 2011, we entered into interest rate hedge transactions hedging the variability of treasury bond rates used to determine the interest rates on an anticipated issuance of senior secured notes.  The hedges were terminated in November 2011 upon the issuance of the senior secured notes.  We reported the $46 million ($29 million after tax) loss related to the fair value of the hedge transaction in accumulated other comprehensive income, which is being reclassified into net income over the life of the senior secured notes issued, which mature in 2041.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows —  Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Cash provided by operating activities totaled $1.370 billion and $1.269 billion in 2013 and 2012, respectively.  The $101 million change was driven by an $84 million decrease in pension and OPEB contributions, a $57 million effect of a SARs payout in 2012 (see Note 10 to Financial Statements), a $35 million increase in transmission and distribution receipts due to higher rates, a $30 million increase in accounts payable levels, a $17 million decrease in cash interest payments due to the early redemption of debt in June 2012 (see Note 6 to Financial Statements) and a $15 million decrease in energy efficiency program payments.  These increases in cash were partially offset by a $103 million increase in estimated federal and state income tax payments and a $29 million decrease in cash as a result of the sale of our tax reimbursement agreement to EFIH in August 2012 (see Note 11 to Financial Statements).

Cash used in financing activities totaled $324 million in 2013 and cash provided by financing activities totaled $132 million in 2012.  The 2013 activity reflected $310 million of cash used in distributions to our members (an $85 million increase compared to 2012 (see Note 8 to Financial Statements)) and $125 million in cash principal payments on transition bonds (a $7 million increase compared to 2012 (see Note 6 to Financial Statements)), partially offset by a $100 million increase from the issuance of long-term debt in May 2013 and a $10 million increase in short-term borrowings.

Cash used in investing activities, which consists primarily of capital expenditures, totaled $1.064 billion in 2013 and $1.368 billion in 2012.  The $304 million, or 22%, decrease was driven by lower capital expenditures for CREZ and advanced metering deployment initiatives, partially offset by higher capital expenditures for distribution facilities to serve new customers, information technology initiatives, and infrastructure maintenance.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $34 million and $31 million more than the amounts reported in the statements of consolidated income for the years ended December 31, 2013 and 2012, respectively.  The differences result from amortization reported in the following different lines items in the statements of consolidated income: regulatory asset amortization (reported in operation and maintenance expense), the accretion of the adjustment (discount) to regulatory assets (reported in other income) and the amortization of debt fair value discount (reported in interest expense and related charges).

Cash Flows —  Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Cash provided by operating activities totaled $1.269 billion and $1.295 billion in 2012 and 2011, respectively.  The $26 million change was driven by a $112 million effect of significantly lower income tax refunds in 2012 compared to 2011, a $57 million SARs payout (see Note 10 to Financial Statements), a $26 million decrease in accounts payable levels, a $20 million increase in ad valorem tax payments primarily due to the timing of such payments, a $20 million increase in cash interest payments primarily due to the early redemption of debt in June 2012 (see Note 6 to Financial Statements), a $20 million increase in cash payments to third-party transmission providers and an $18 million decrease in transition-related interest income as a result of the sale to EFIH of our interest and tax agreements with TCEH (see Note 11 to Financial Statements).  These decreases in cash were partially offset by a $119 million increase in transmission and distribution receipts due to higher rates, an $89 million decrease in pension and OPEB contributions, a $25 million decrease in cash purchases of materials and supplies and a $22 million decrease related to retrospective municipal franchise fees paid as a result of the 2011 rate review settlement.

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

Long-Term Debt Activity — Repayments of long-term debt in 2013 totaled $125 million and represent transition bond principal payments at scheduled maturity dates.

Issuances of long-term debt in 2013 totaled $100 million, consisting of the May 2013 sale of $100 million aggregate principal amount of 4.550% senior secured notes maturing in December 2041 (Additional 2041 Notes).  The Additional 2041 Notes were an additional issuance of our 4.550% senior secured notes maturing in December 2041, $300 million aggregate principal amount of which were previously issued in November 2011 (2041 Notes).  The Additional 2041 Notes were issued as part of the same series as the 2041 Notes.  We used the net proceeds of approximately $107 million from the sale of the Additional 2041 Notes to repay borrowings under our revolving credit facility and for general corporate purposes.  The Additional 2041 Notes and 2041 Notes are secured by the first priority lien (see Note 6 to Financial Statements), and are secured equally and ratably with all of our other secured indebtedness.

See Note 6 to Financial Statements for additional information regarding repayments, redemptions and issuances of long-term debt.

Available Liquidity/Credit Facility — Our primary source of liquidity, aside from operating cash flows, is our ability to borrow under our revolving credit facility.  At December 31, 2013 and 2012, we had a $2.4 billion secured revolving credit facility (see Note 5 to Financial Statements).  The revolving credit facility expires in October 2016.  Subject to the limitations described below, available borrowing capacity under our revolving credit facility totaled $1.649 billion and $1.659 billion at December 31, 2013 and 2012, respectively.  We may request an increase in our borrowing capacity of $100 million in the aggregate and up to two one-year extensions, provided certain conditions are met, including lender approval.

The revolving credit facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At December 31, 2013, we were in compliance with the covenant.  See “Financial Covenants, Credit Rating Provisions and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.  The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that have been certified to the Deed of Trust collateral agent.  Accordingly, the availability under our revolving credit facility is limited by the amount of available bond credits and any property additions certified to the Deed of Trust collateral agent in connection with the revolving credit facility borrowings.  In addition, our outstanding senior notes and debentures are secured by the Deed of Trust.  To the extent we continue to issue debt securities secured by the Deed of Trust, those debt securities would also be limited by the amount of available bond credits and any property additions that have been certified to the Deed of Trust collateral agent.  At December 31, 2013, the available bond credits totaled $2.176 billion, and the amount of additional potential indebtedness that could be secured by property additions, subject to the completion of a certification process, totaled $1.173 billion.  At December 31, 2013, the available borrowing capacity of the revolving credit facility could be fully drawn.

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

Cash and cash equivalents totaled $27 million and $45 million at December 31, 2013 and 2012, respectively.  Available liquidity (cash and available credit facility capacity) at December 31, 2013 totaled $1.676 billion reflecting a decrease of $28 million from December 31, 2012.  The change reflects our ongoing capital investment in transmission and distribution infrastructure.

We also committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At December 31, 2013 and 2012, our regulatory capitalization ratios were 58.7% debt and 41.3% equity and 58.8% debt and 41.2% equity, respectively.  See Note 8 to Financial Statements for discussion of the regulatory capitalization ratio.

Liquidity Needs, Including Capital Expenditures — We expect our capital expenditures to total approximately $1.1 billion in 2014 and approximately $1.0 billion in 2015, including amounts related to CREZ voltage support projects, and approximately $1.1 billion in each of the years 2016 through 2018.  These capital expenditures are expected to be used for investment in transmission and distribution infrastructure.

We expect cash flows from operations, combined with availability under the revolving credit facility, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.  As noted in Note 1 to Financial Statements, EFH Corp. and other members of the Texas Holdings Group have indicated that they have been involved in discussions regarding possible restructuring transactions.  We do not expect that any such restructuring transactions would have a material impact on our liquidity.  Should additional liquidity or capital requirements arise, we may need to access capital markets, generate equity capital or preserve equity through reductions or suspension of distributions to members.  In addition, we may also consider new debt issuances, repurchases, exchange offers and other transactions in order to refinance or manage our long-term debt.  The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be recoverable through rates.

Distributions — On February 19, 2014, our board of directors declared a cash distribution of $53 million, which was paid to our members on February 20, 2014.  See Note 8 to Financial Statements for discussion of distribution restrictions.

During 2013, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
October 29, 2013	October 31, 2013	$95
July 31, 2013	August 1, 2013	$95
May 1, 2013	May 2, 2013	$70
February 13, 2013	February 15, 2013	$50

Pension and OPEB Plan Funding — Our funding for the pension plans and the OPEB Plan for the calendar year 2014 is expected to total $87 million and $15 million, respectively.  Based on the funded status of the pension plans at December 31, 2013, our aggregate pension plans and OPEB Plan funding is expected to total approximately $547 million for 2014 to 2018.  In 2013, we made cash contributions to the pension plans and the OPEB Plan of $9 million and $11 million, respectively.  See Note 9 to Financial Statements for additional information regarding the pension plans and the OPEB Plan.

Capitalization — Our capitalization ratios were 42.0% and 42.5% long-term debt, less amounts due currently, to 58.0% and 57.5% membership interests at December 31, 2013 and 2012, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility contains a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP).  The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco.  Capitalization is calculated as membership interests determined in accordance with US GAAP plus indebtedness described above.  At December 31, 2013, we were in compliance with this covenant with a debt-to-capitalization ratio of 0.45 to 1.00.

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

Presented below are the credit ratings assigned for our debt securities at February 27, 2014.  In February 2013, S&P changed our senior secured credit rating to A from A- after revising its criteria for rating utility first mortgage bonds and  Moody’s changed our senior secured credit rating to Baa3 from Baa2, which was primarily driven by its view of the risks to which we are exposed by EFH Corp. (our majority equity investor) and TCEH, and increased debt at EFIH.  Oncor is on “stable” outlook with S&P, Fitch and Moody’s.

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

Under our revolving credit facility, a default by us or our subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $50 million that are not discharged within 60 days may cause the maturity of outstanding balances ($745 million in short-term borrowings and $6 million in letters of credit at December 31, 2013) under that facility to be accelerated.  Additionally, under the Deed of Trust, an event of default under either our revolving credit facility or our indentures would permit our lenders and the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Long-Term Contractual Obligations and Commitments — The following table summarizes our contractual cash obligations at December 31, 2013 (see Notes 6 and 7 to Financial Statements for additional disclosures regarding these long-term debt and non-cancelable purchase obligations).

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total

Long-term debt – principal	$131	$680	$874	$3,851	$5,536
Long-term debt – interest	339	595	540	3,119	4,593
Operating leases (a)	6	7	1	-	14
Obligations under outsourcing agreements	88	7	-	-	95
Total contractual cash obligations	$564	$1,289	$1,415	$6,970	$10,238

____________

(a)   Includes short-term noncancelable leases.

The following are not included in the table above:

•

individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	employment contracts with management;
•	liabilities related to uncertain tax positions totaling $54 million discussed in Note 3 to Financial Statements as the ultimate timing of payment is not known;
•

our estimated funding of the pension plans and the OPEB Plan totaling $102 million in 2014 and approximately $547 million for the 2014 to 2018 period as discussed above under “Pension and OPEB Plan Funding,” and

•	capital expenditures under PUCT orders and other commitments made.

Guarantees — At December 31, 2013, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2013, we did not have any material off-balance sheet arrangements with special purpose entities or VIEs.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for details of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after December 31, 2013 that are expected to materially impact us.

REGULATION AND RATES

Sunset Review and Other State Legislation

Sunset review is the regular assessment by the Texas Legislature of the continuing need for a state agency to exist, and is grounded in the premise that an agency will be abolished unless legislation is passed to continue functions.  On a specified time schedule, the Texas Sunset Advisory Commission (Sunset Commission) closely reviews each agency and recommends action on each agency to the Texas Legislature, which action may include modifying or even abolishing the agency.  The PUCT was subject to review by the Sunset Commission and a limited sunset review by the Texas Legislature in 2013.  During the 2013 regular legislative session, which ended in May 2013, the Texas Legislature extended the life of the PUCT until 2023.  No other legislation passed during the 2013 regular legislative session is expected to have a substantial impact on our financial position, results of operations or cash flows.

Matters with the PUCT

Application for Reconciliation of AMS Surcharge (PUCT Docket No. 41814) — In September 2013, we filed an application with the PUCT for reconciliation of all costs incurred and investments made from January 1, 2011 through December 31, 2012, in the deployment of our AMS pursuant to the AMS Deployment Plan approved in Docket No. 35718.  During the 2011 to 2012 period, we incurred approximately $300 million of capital expenditures and $34 million of operating and maintenance expense, and billed customers approximately $174 million through the AMS surcharge.  We were not seeking a change in the AMS surcharge in this proceeding. In November 2013, we filed an amended request and the PUCT Staff filed its recommendation concluding that all costs presented in the amended application, with the exception of less than $1,000 of expenses, are appropriate for recovery.  In December 2013, the PUCT issued its final order in the proceeding agreeing with the PUCT Staff’s recommendation, finding that costs expended and investments made in the deployment of our AMS through December 31, 2012 were properly allocated, reasonable and necessary.

2008 Rate Review (PUCT Docket No. 35717)    — In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (PUCT Docket No. 35717), and new rates were implemented in September 2009.  In November 2009, the PUCT issued an order on rehearing that established a new rate class but did not change the revenue requirements.  We and four other parties appealed various portions of the rate review final order to a state district court.  In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  We filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities.  Oral argument before the Austin Court of Appeals was completed in April 2012.  There is no deadline for the court to act.  We are unable to predict the outcome of the appeal.

Competitive Renewable Energy Zones (CREZs) (PUCT Docket Nos. 35665 and 37902) —  In 2009, the PUCT awarded us CREZ construction projects.   The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. In addition to these projects, ERCOT completed a study in December 2010 that will result in us and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ.  At December 31, 2013, our cumulative CREZ-related capital expenditures totaled $1.871 billion, including $411 million during 2013.  All CREZ-related line and station construction projects were energized by the end of 2013.  Additional voltage support projects were completed in January 2014, with the exception of one series capacitor project that is scheduled to be completed in December 2015 in order to allow for further study and evaluation.  The delay to 2015 is not expected to have a significant impact on the ability of the CREZ system to support existing or currently expected renewable generation.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions.  Such actions or changes could significantly alter our basic financial position, results of operations or cash flows.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  All of our long-term debt at December 31, 2013 and 2012 carried fixed interest rates.

	Expected Maturity Date
	2014	2015	2016	2017	2018	There-after	2013 Total Carrying Amount	2013 Total Fair Value	2012 Total Carrying Amount	2012 Total Fair Value
Long-term debt (including current maturities):
Fixed rate debt amount (a)	$131	$639	$41	$324	$550	$3,851	$5,536	$6,188	$5,561	$6,568
Average interest rate	5.34%	6.15%	5.29%	5.00%	6.80%	6.03%	6.04%	─	6.12%	─

_________________

(a)Excludes unamortized premiums and discounts.  See Note 6 to Financial Statements for a discussion of changes in long-term debt obligations.

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

Our net exposure to credit risk associated with trade accounts receivable from affiliates totaled $132 million at December 31, 2013, consisting of $83 million of billed receivables and $56 million of unbilled receivables, of which $7 million is secured by letters of credit posted by TCEH for our benefit. Under PUCT rules, unbilled amounts are billed within the following month and amounts are due in 35 days of billing.  Due to commitments made to the PUCT, this concentration of accounts receivable from affiliates increases the risk that a default could have a material effect on earnings and cash flows.  In the event of an affiliated REP default, we would not be able to recover in rates the amount in default.  At February 27, 2014, we had collected all but $6 million of the accounts receivable from affiliates outstanding at December 31, 2013.  Our net exposure with respect to accounts receivable from affiliates totaled $145 million at February 27, 2014.  See Note 11 to Financial Statements for additional information regarding our transactions with affiliates.

Our exposure to credit risk associated with accounts receivable from nonaffiliates totaled $388 million at December 31, 2013.  The nonaffiliated receivable amount is before the allowance for uncollectible accounts, which totaled $3 million at December 31, 2013.  The nonaffiliated exposure includes trade accounts receivable from REPs totaling $294 million, which are almost entirely noninvestment grade.  At December 31, 2013, REP subsidiaries of a nonaffiliated entity, collectively represented approximately 12% of the nonaffiliated trade receivable amount.  No other nonaffiliated parties represented 10% or more of the total trade accounts receivable amount.  We view our exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.”  All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements.  Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A.  Risk Factors” and the discussion under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the US Congress, the Texas Legislature, the Governor of Texas, the FERC, the PUCT, the NERC, the TRE, the EPA, and the TCEQ, with respect to:

-	allowed rate of return;
-	permitted capital structure;
-	industry, market and rate structure;
-	recovery of investments;
-	acquisition and disposal of assets and facilities;
-	operation and construction of facilities;
-	changes in tax laws and policies, and
-	changes in and compliance with environmental, reliability and safety laws and policies;
•	legal and administrative proceedings and settlements, including the exercise of equitable powers by courts;
•	weather conditions and other natural phenomena;
•	acts of sabotage, wars or terrorist or cyber security threats or activities;
•	economic conditions, including the impact of a recessionary environment;
•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;
•	changes in business strategy, development plans or vendor relationships;
•	unanticipated changes in interest rates or rates of inflation;
•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;
•	inability of various counterparties to meet their financial obligations to us, including failure of counterparties to perform under agreements;
•	adverse impacts on us as a result of restructuring transactions involving EFH Corp. and other members of the Texas Holdings Group;
•	general industry trends;
•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;
•	changes in technology used by and services offered by us;
•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;
•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB, and future funding requirements related thereto;
•	significant changes in critical accounting policies material to us;
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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Oncor Electric Delivery Company LLC and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related statements of consolidated income, comprehensive income, cash flows, and membership interests for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oncor Electric Delivery Company LLC and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has implemented certain ring-fencing measures, which management believes mitigate the Company’s exposure to a bankruptcy or other restructuring transaction involving members of the Texas Holdings Group.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 27, 2014

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2013	2012	2011
	(millions of dollars)
Operating revenues:
Nonaffiliates	$2,585	$2,366	$2,092
Affiliates	967	962	1,026
Total operating revenues	3,552	3,328	3,118
Operating expenses:
Wholesale transmission service	588	502	439
Operation and maintenance	681	669	658
Depreciation and amortization	814	771	719
Provision in lieu of income taxes (Notes 3 and 11)	247	240	209
Taxes other than amounts related to income taxes	424	415	400
Total operating expenses	2,754	2,597	2,425
Operating income	798	731	693
Other income and deductions:
Other income (Note 12)	18	26	30
Other deductions (Note 12)	15	64	9
Nonoperating provision in lieu of income taxes (Note 3)	2	(6)	20
Interest income	4	24	32
Interest expense and related charges (Note 12)	371	374	359
Net income	$432	$349	$367

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(millions of dollars)
Net income	$432	$349	$367
Other comprehensive income (loss):
Cash flow hedges (Notes 1 and 6):
Net decrease in fair value of derivatives (net of tax benefit of $—, $— and $17)	-	-	(29)
Derivative value net loss recognized in net income (net of tax benefit of $1, $1 and $—)	2	3	-
Total cash flow hedges	2	3	(29)
Defined benefit pension plans (net of tax benefit of $11, $1 and $—) (Note 9)	(19)	(3)	-
Total other comprehensive income (loss)	(17)	-	(29)
Comprehensive income	$415	$349	$338

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(millions of dollars)
Cash flows — operating activities:
Net income	$432	$349	$367
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	848	802	732
Provision in lieu of deferred income taxes – net	194	208	258
Other – net	(4)	(4)	(3)
Changes in operating assets and liabilities:
Accounts receivable — trade (including affiliates)	(129)	52	(36)
Inventories	9	(3)	25
Accounts payable — trade (including affiliates)	38	(9)	17
Deferred revenues (Note 4)	(53)	(101)	(7)
Other — assets	172	(17)	111
Other — liabilities	(137)	(8)	(169)
Cash provided by operating activities	1,370	1,269	1,295
Cash flows — financing activities:
Issuances of long-term debt (Note 6)	100	900	300
Repayments of long-term debt (Note 6)	(125)	(1,018)	(113)
Net increase in short-term borrowings (Note 5)	10	343	15
Distributions to members (Note 8)	(310)	(225)	(145)
Decrease in note receivable from TCEH (Note 11)	-	20	40
Sale of related-party agreements (Note 11)	-	159	-
Debt discount, premium, financing and reacquisition expenses – net	1	(46)	(17)
Other – net	-	(1)	-
Cash (used in) provided by financing activities	(324)	132	80
Cash flows — investing activities:
Capital expenditures	(1,079)	(1,389)	(1,362)
Other – net	15	21	(34)
Cash used in investing activities	(1,064)	(1,368)	(1,396)
Net change in cash and cash equivalents	(18)	33	(21)
Cash and cash equivalents — beginning balance	45	12	33
Cash and cash equivalents — ending balance	$27	$45	$12

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2013	2012
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$27	$45
Restricted cash — Bondco (Note 12)	52	55
Trade accounts receivable from nonaffiliates – net (Note 12)	385	338
Trade accounts and other receivables from affiliates (Note 11)	135	53
Amounts receivable from members related to income taxes (Note 11)	23	-
Materials and supplies inventories — at average cost	65	73
Prepayments and other current assets	79	79
Total current assets	766	643
Restricted cash — Bondco (Note 12)	16	16
Investments and other property (Note 12)	91	83
Property, plant and equipment – net (Note 12)	11,902	11,318
Goodwill (Notes 1 and 12)	4,064	4,064
Regulatory assets – net ― Oncor (Note 4)	1,098	1,453
Regulatory assets –- net ― Bondco (Note 4)	226	335
Other noncurrent assets	71	78
Total assets	$18,234	$17,990
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 5)	$745	$735
Long-term debt due currently ― Bondco (Note 6)	131	125
Trade accounts payable	178	121
Amounts payable to members related to income taxes (Note 11)	23	22
Accrued taxes other than amounts related to income	169	153
Accrued interest	95	95
Other current liabilities	135	109
Total current liabilities	1,476	1,360
Long-term debt, less amounts due currently ― Oncor (Note 6)	5,202	5,090
Long-term debt, less amounts due currently ― Bondco (Note 6)	179	310
Liability in lieu of deferred income taxes (Notes 1, 3 and 11)	2,414	2,180
Other noncurrent liabilities and deferred credits (Notes 11 and 12)	1,554	1,746
Total liabilities	10,825	10,686
Commitments and contingencies (Note 7)
Membership interests (Note 8):
Capital account ― number of interests outstanding 2013 and 2012 – 635,000,000	7,457	7,335
Accumulated other comprehensive loss	(48)	(31)
Total membership interests	7,409	7,304
Total liabilities and membership interests	$18,234	$17,990

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

	Year Ended December 31,
	2013	2012	2011
	(millions of dollars)
Capital account:
Balance at beginning of period	$7,335	$7,212	$6,990
Net income	432	349	367
Distributions to members	(310)	(225)	(145)
Sale of related-party agreements (net of tax benefit of $—, $1 and $—) (Note 11)	-	(2)	-
Other	-	1	-
Balance at end of period (number of interests outstanding: 2013, 2012 and 2011 – 635 million)	7,457	7,335	7,212
Accumulated other comprehensive income (loss), net of tax effects:
Balance at beginning of period	(31)	(31)	(2)
Net effects of cash flow hedges (net of tax expense (benefit) of $1, $1 and $(17))	2	3	(29)
Defined benefit pension plans (net of tax benefit of $11, $1 and $—) (Note 9)	(19)	(3)	-
Balance at end of period	(48)	(31)	(31)
Total membership interests at end of period	$7,409	$7,304	$7,181

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to “we,” “our,” “us” and “the company” are to Oncor and/or its subsidiary as apparent in the context.  See “Glossary” for definition of terms and abbreviations.

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas.  Revenues from TCEH represented 27%, 29% and 33% of our total operating revenues for the years ended December 31, 2013, 2012 and 2011, respectively.  We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.  Oncor Holdings owns 80.03% of our membership interests, Texas Transmission owns 19.75% of our membership interests and certain members of our management team and board of directors indirectly own the remaining membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

Our consolidated financial statements include our wholly-owned, bankruptcy-remote financing subsidiary, Bondco, a VIE (see Note 12).  This financing subsidiary was organized for the limited purpose of issuing certain transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.  Bondco issued an aggregate $1.3 billion principal amount of transition bonds during 2003 and 2004.

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

As noted in SEC filings made by members of the Texas Holdings Group, EFH Corp. and other members of the Texas Holdings Group have engaged in discussions with certain unaffiliated creditors regarding certain of those entities’ capital structures and long-term liquidity, as well as possible restructuring transactions involving those entities.  We believe the “ring-fencing” measures discussed above mitigate our exposure to a bankruptcy or other restructuring transaction involving members of the Texas Holdings Group.

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.  Adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein.  All intercompany items and transactions have been eliminated in consolidation.  All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

Income Taxes

EFH Corp. files a consolidated federal income tax return.  Effective with the November 2008 sale of equity interests to Texas Transmission and Investment LLC, we became a partnership for US federal income tax purposes, and subsequently we are not a member of EFH Corp.’s consolidated tax group and only EFH Corp.’s share of our partnership income is included in its consolidated federal income tax return.  Our tax sharing agreement with Oncor Holdings and EFH Corp. was amended in November 2008 to include Texas Transmission and Investment LLC.  The tax sharing agreement provides for the calculation of tax liability substantially as if we and Oncor Holdings were taxed as corporations, and requires tax payments to members determined on that basis (without duplication for any income taxes paid by a subsidiary of Oncor Holdings).  Accordingly, while partnerships are not subject to income taxes, in consideration of the tax sharing agreement and the presentation of our financial statements as an entity subject to cost-based regulatory rate-setting processes, with such costs including income taxes, the financial statements present amounts determined under the tax sharing agreement as “provision in lieu of income taxes” and “liability in lieu of deferred income taxes” for periods subsequent to the sales of equity interests discussed in Note 3.

Such amounts are determined in accordance with the provisions of accounting guidance for income taxes and for uncertainty in income taxes and thus differences between the book and tax bases of assets and liabilities are accounted for as if we were taxed as a corporation.  The accounting guidance for rate-regulated enterprises requires the recognition of regulatory assets or liabilities if it is probable such deferred tax amounts will be recovered from, or returned to customers in future rates.  Investment tax credits are amortized to income over the estimated lives of the related properties.

We classify interest and penalties expense related to uncertain tax positions as current provision in lieu of income taxes as discussed in Note 3.

Use of Estimates

Preparation of our financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including fair value measurements.  In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  No material adjustments were made to previous estimates or assumptions during the current year.

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

Reconcilable Tariffs

The PUCT has designated certain tariffs (TCRF, EECRF surcharges, AMS surcharges and charges related to transition bonds) as reconcilable, which means the differences between amounts billed under these tariffs and the related incurred costs are deferred as either regulatory assets or regulatory liabilities.  Accordingly, at prescribed intervals, future tariffs are adjusted to either repay regulatory liabilities or collect regulatory assets.

Revenue Recognition

Revenue includes an estimate for electricity delivery services provided from the billed meter reading date to the end of the period (unbilled revenue).  For electricity delivery services billed on the basis of kWh volumes, unbilled revenue is

based on data collected through our AMS.    For other electricity delivery services, unbilled revenue is based on average daily revenues for the most recent period applied to the number of unmetered days through the end of the period.

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

Goodwill impairment tests performed in 2013 and 2012 were based on determinations of enterprise value using discounted cash flow analyses, comparable company equity values and any relevant transactions indicative of enterprise values (quantitative assessment).  The test performed in 2011 was based on a qualitative assessment in which we considered macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events.  No impairments were recognized in 2013, 2012 or 2011.

System of Accounts

Our accounting records have been maintained in accordance with the FERC Uniform System of Accounts as adopted by the PUCT.

Defined Benefit Pension Plans and Other Postretirement Employee Benefit (OPEB) Plans

We have liabilities under pension plans that offer benefits based on either a traditional defined benefit formula or a cash balance formula and the OPEB Plan that offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from the company.  Costs of pension and OPEB plans are dependent upon numerous factors, assumptions and estimates.  In 2012, EFH Corp. made various changes to the EFH Retirement Plan, including splitting off into a new plan all of the assets and liabilities associated with Oncor employees and all retirees and terminated vested participants of EFH Corp. and its subsidiaries (including discontinued businesses).  See Note 9 for additional information regarding the pension plans and the OPEB Plan.

Contingencies

We evaluate and account for contingencies using the best information available.  A loss contingency is accrued and disclosed when it is probable that an asset has been impaired or a liability incurred and the amount of the loss can be reasonably estimated.  If a range of probable loss is established, the minimum amount in the range is accrued, unless some other amount within the range appears to be a better estimate.  If the probable loss cannot be reasonably estimated, no accrual is recorded, but the loss contingency is disclosed to the effect that the probable loss cannot be reasonably estimated.  A loss contingency will be disclosed when it is reasonably possible that an asset has been impaired or a liability incurred.  If the likelihood that an impairment or incurrence is remote, the contingency is neither accrued nor disclosed.  Gain contingencies are recognized upon realization.

Fair Value of Nonderivative Financial Instruments

The carrying amounts for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments.  The fair values of other financial instruments, for which carrying amounts and fair values have not been presented, are not materially different than their related carrying amounts.  The following discussion of fair value accounting standards applies primarily to our determination of the fair value of assets in the pension and OPEB plan trusts (see Note 9) and long-term debt (see Note 6).

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

Allowance for Funds Used During Construction (AFUDC)

AFUDC is a regulatory cost accounting procedure whereby both interest charges on borrowed funds and a return on equity capital used to finance construction are included in the recorded cost of utility plant and equipment being constructed.  AFUDC is capitalized on all projects involving construction periods lasting greater than thirty days.  The equity portion of capitalized AFUDC is accounted for as other income.  We recorded $1 million of equity AFUDC in the year ended December 31, 2012 and none in the years ended December 31, 2013 and 2011.  See Note 12 for detail of amounts charged to interest expense.

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

We are involved in various other regulatory proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.

3.    INCOME TAXES

The components of our reported provision (benefit) in lieu of income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011

Reported in operating expenses:
Current:
US federal	$51	$23	$(55)
State	12	21	21
Deferred:
US federal	181	200	248
State	6	-	-
Amortization of investment tax credits	(3)	(4)	(5)
Total reported in operating expenses	247	240	209
Reported in other income and deductions:
Current:
US federal	(5)	(14)	9
State	-	-	1
Deferred federal	7	8	10
Total reported in other income and deductions	2	(6)	20
Total provision in lieu of income taxes	$249	$234	$229

Reconciliation of provision in lieu of income taxes computed at the US federal statutory rate to provision in lieu of income taxes:

	Year Ended December 31,
	2013	2012	2011

Income before provision in lieu of income taxes	$681	$583	$596
Provision in lieu of income taxes at the US federal statutory rate of 35%	$238	$204	$209
Amortization of investment tax credits – net of deferred tax effect	(3)	(4)	(5)
Amortization (under regulatory accounting) of statutory tax rate changes	(2)	(3)	(3)
Amortization of Medicare subsidy regulatory asset	14	14	-
Texas margin tax, net of federal tax benefit	15	14	14
Nondeductible losses (gains) on benefit plan investments	(3)	(2)	(1)
Other, including audit settlements	(10)	11	15
Reported provision in lieu of income taxes	$249	$234	$229
Effective rate	36.6%	40.1%	38.4%

The net amounts of $2.414 billion and $2.180 billion reported in the balance sheets at December 31, 2013 and 2012, respectively, as liability in lieu of deferred income taxes include amounts previously recorded as net deferred tax liabilities.  Upon the sale of equity interests to Texas Transmission and Investment LLC in 2008, we became a partnership for US federal income tax purposes, and the temporary differences that gave rise to the deferred taxes will, over time, become taxable to the equity holders.  Under a tax sharing agreement among us and our equity holders (see Note 1), we make payments to the equity holders for income taxes as the partnership earnings become taxable to the equity holders.  Accordingly, as the temporary differences become taxable, we will pay the equity holders.  In the unlikely event such amounts are not paid under the tax sharing agreement, it is probable that they would be reimbursed to rate payers.

At December 31, 2013 and 2012, we had $21 million and $52 million of alternative minimum tax (AMT) credit carryforwards, respectively, available to offset future tax sharing payments.  The AMT credit carryforwards have no expiration date.  At December 31, 2013, we had $162 million of net operating loss (NOL) carryforwards for federal income tax purposes that expire between 2028 and 2030.  The NOL carryforwards relate to tax years under audit and can be used to offset future taxable income once the audits are complete.  We expect to use all of our NOL carryforwards prior to their expiration date.

Accounting For Uncertainty in Income Taxes

Prior to November 2008, we were a member of the EFH Corp. consolidated tax group.  Effective with the November 2008 sale of equity interests to Texas Transmission and Investment LLC, we became a partnership for US federal income tax purposes.  EFH Corp. and its subsidiaries file or have filed income tax returns in US federal, state and foreign jurisdictions and are subject to examinations by the IRS and other taxing authorities.  Examinations of EFH Corp. and its subsidiaries’ income tax returns for the years ending prior to January 1, 2007 are complete, but the tax years 2003 through 2006 remain in appeals with the IRS.  Texas franchise and margin tax returns are under examination or still open for examination for tax years beginning after 2006.  Subsequent to November 2008, we are not a member of the EFH Corp. consolidated tax group and assess our liability for uncertain tax positions in our partnership returns.

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

The IRS audit for the years 2003 through 2006 was concluded in June 2011.  A significant number of adjustments to the originally filed returns for such years were proposed.  In March 2013, EFH Corp. and the IRS agreed on terms to resolve the disputed adjustments.  In the first quarter of 2013, we reduced the liability for uncertain tax positions by $76 million to reflect the terms of the agreement.  This reduction consisted of a $58 million increase to liability in lieu of deferred income taxes and a reversal of accrued interest and tax totaling $18 million ($12 million after tax), which is reported as a decrease in provision in lieu of income taxes.  In the fourth quarter of 2013, the 2003 through 2006 state tax positions were remeasured, which resulted in a net reversal of accrued interest and tax totaling $3 million.  Any cash income tax impact related to the conclusion of the 2003 through 2006 audit is expected to be immaterial.

The following table summarizes the changes to the uncertain tax positions, reported in other noncurrent liabilities in our consolidated balance sheet, during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011

Balance at January 1, excluding interest and penalties	$144	$126	$82
Additions based on tax positions related to prior years	-	18	44
Reductions based on tax positions related to prior years (a)	(66)	-	-
Reduction related to 1997-2002 IRS appeals settlement	(24)	-	-
Balance at December 31, excluding interest and penalties	$54	$144	$126

_________

(a)Includes IRS audit for the years 2003 through 2006.

Of the balances at December 31, 2013 and 2012, $51 million and $133 million, respectively, represent tax positions for which the uncertainty relates to the timing of recognition for tax purposes.  The disallowance of such positions would not affect the effective tax rate, but would accelerate the payment of cash under the tax sharing agreement to an earlier period.

Noncurrent liabilities included a total of $2 million and $25 million in accrued interest at December 31, 2013 and 2012, respectively.  Amounts recorded related to interest and penalties totaled a benefit of $15 million in the year ended

December 31, 2013 and an expense of $3 million and $2 million in the years ended December 31, 2012 and 2011, respectively (all amounts after tax).  The federal income tax benefit on the interest accrued on uncertain tax positions is recorded as liability in lieu of deferred income taxes.

With respect to tax positions for which the ultimate deductibility is uncertain (permanent items), should EFH Corp. or we sustain such positions on income tax returns previously filed, our liabilities recorded would be reduced by $3 million, resulting in increased net income and a favorable impact on the effective tax rate.

4.    REGULATORY ASSETS AND LIABILITIES

Recognition of regulatory assets and liabilities and the amortization periods over which they are expected to be recovered or refunded through rate regulation reflect the decisions of the PUCT.  Components of the regulatory assets and liabilities are provided in the table below.  Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period at	Carrying Amount At
	December 31, 2013	December 31, 2013	December 31, 2012
Regulatory assets:
Generation-related regulatory assets securitized by transition bonds (a)(e)	2 years	$281	$409
Employee retirement costs	6 years	71	87
Employee retirement costs to be reviewed (b)(c)	To be determined	224	186
Employee retirement liability (a)(c)(d)	To be determined	491	738
Self-insurance reserve (primarily storm recovery costs) ― net	6 years	158	190
Self-insurance reserve to be reviewed (b)(c)	To be determined	196	128
Securities reacquisition costs (pre-industry restructure)	3 years	32	41
Securities reacquisition costs (post-industry restructure) ― net	Terms of related debt	5	22
Recoverable amounts in lieu of deferred income taxes ― net	Life of related asset or liability	42	71
Rate review expenses (a)	Largely 2 years	4	6
Advanced meter customer education costs	6 years	8	10
Deferred conventional meter and metering facilities depreciation	Largely 7 years	146	152
Deferred AMS costs	6 years	62	2
Energy efficiency performance bonus (a)	1 year	12	9
Under-recovered wholesale transmission service expense ― net (a)	1 year	37	40
Energy efficiency programs (a)	Not applicable	-	1
Other regulatory assets	Various	2	1
Total regulatory assets		1,771	2,093
Regulatory liabilities:
Estimated net removal costs	Life of utility plant	385	244
Investment tax credit and protected excess deferred taxes	Various	23	28
Over-collection of transition bond revenues (a)(e)	2 years	35	33
Energy efficiency programs (a)	Not applicable	4	-
Total regulatory liabilities		447	305
Net regulatory asset		$1,324	$1,788

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Costs incurred since the period covered under the last rate review.
(c)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(d)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(e)

Bondco net regulatory assets of $226 million at December 31, 2013 consisted of $261 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $35 million.  Bondco net regulatory assets of $335 million at December 31, 2012 consisted of $368 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $33 million.

In August 2011, the PUCT issued a final order in our rate review filed in January 2011.  The rate review included a determination of the recoverability of regulatory assets at June 30, 2010, including the recoverability period of those assets deemed allowable by the PUCT.

In accordance with the PUCT’s August 2009 order in our rate review, the remaining net book value and the approved amount of removal cost of existing conventional meters that were replaced by advanced meters are being charged to depreciation and amortization expense over an 11-year cost recovery period.

In September 2008, the PUCT approved a settlement for us to recover our estimated future investment for advanced metering deployment.  We began billing the AMS surcharge in the January 2009 billing month cycle.  The surcharge is expected to total $1.023 billion over the 11-year recovery period and includes a cost recovery factor of $2.19 per month per residential retail customer and $2.39 to $5.15 per month for non-residential retail customers.  We account for the difference between the surcharge billings for advanced metering facilities and the allowable revenues under the surcharge provisions, which are based on expenditures and an allowed return, as a regulatory asset or liability.  Such differences arise principally as a result of timing of expenditures.  As indicated in the table above, the regulatory asset at December 31, 2013 and 2012 totaled $62 million and $2 million, respectively.

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

5.    BORROWINGS UNDER CREDIT FACILITIES

At December 31, 2013, we had a $2.4 billion secured revolving credit facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances.  The revolving credit facility expires in October 2016, and we have the option of requesting up to two one-year extensions, with such extensions subject to certain conditions and lender approval.  The terms of the revolving credit facility allow us to request an additional increase in our borrowing capacity of $100 million, provided certain conditions are met, including lender approval.

Borrowings under the revolving credit facility are classified as short-term on the balance sheet and are secured equally and ratably with all of our other secured indebtedness by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.

At December 31, 2013, we had outstanding borrowings under the revolving credit facility totaling $745 million with an interest rate of 1.67% and outstanding letters of credit totaling $6 million.  At December 31, 2012, we had outstanding borrowings under the revolving credit facility totaling $735 million with an interest rate of 1.46% and outstanding letters of credit totaling $6 million.

Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  At December 31, 2013, all outstanding borrowings bore interest at LIBOR plus 1.50%.  Amounts borrowed under the facility, once repaid, can be borrowed again from time to time.

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.100% to 0.275% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the revolving credit facility.  Letter of credit fees on the stated amount of letters of credit issued under the revolving credit facility are payable to the lenders quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR.  Customary fronting and administrative fees are also payable to letter of credit fronting banks.  At December 31, 2013, letters of credit bore interest at 1.70%, and a commitment fee (at a rate of 0.225% per annum) was payable on the unfunded commitments under the facility, each based on our current credit ratings.

Subject to the limitations described below, borrowing capacity available under the credit facility at December 31, 2013 and 2012 was $1.649 billion and $1.659 billion, respectively.  Generally, our indentures and revolving credit facility limit the incurrence of other secured indebtedness except for indebtedness secured equally and ratably with the indentures and revolving credit facility and certain permitted exceptions.  As described further in Note 6, the Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that have been certified to the Deed of Trust collateral agent.  At December 31, 2013, the available bond credits were approximately $2.176 billion and the amount of additional potential indebtedness that could be secured by property additions, subject to a certification process, was $1.173 billion.  At December 31, 2013, the available borrowing capacity of the revolving credit facility could be fully drawn.

The revolving credit facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring additional liens; entering into mergers and consolidations; and sales of substantial assets.  In addition, the revolving credit facility requires that we maintain a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.  For purposes of the ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP).  The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco.  Capitalization is calculated as membership interests determined in accordance with US GAAP plus indebtedness described above.  At December 31, 2013, we were in compliance with this covenant with a debt-to-capitalization ratio of 0.45 to 1.00 and with all other covenants.

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

6.    LONG-TERM DEBT

At December 31, 2013 and 2012, our long-term debt consisted of the following:

	December 31,
	2013	2012
Oncor (a):
6.375% Fixed Senior Notes due January 15, 2015	$500	$500
5.000% Fixed Senior Notes due September 30, 2017	324	324
6.800% Fixed Senior Notes due September 1, 2018	550	550
5.750% Fixed Senior Notes due September 30, 2020	126	126
4.100% Fixed Senior Notes due June 1, 2022	400	400
7.000% Fixed Debentures due September 1, 2022	800	800
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
4.550% Fixed Senior Notes due December 1, 2041	400	300
5.300% Fixed Senior Notes due June 1, 2042	500	500
Unamortized discount	(23)	(35)
Long-term debt, less amounts due currently — Oncor	5,202	5,090

Bondco (b):
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	-	10
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	106	145
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	205	281
Unamortized fair value discount related to transition bonds	(1)	(1)
Less amount due currently	(131)	(125)
Long-term debt, less amounts due currently — Bondco	179	310
Total long-term debt, less amounts due currently	$5,381	$5,400

__________

(a)Secured by first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.

(b)The transition bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt-Related Activity in 2013

Debt Repayments

Repayments of long-term debt in 2013 totaled $125 million and represent transition bond principal payments at scheduled maturity dates.

Issuance of New Senior Secured Notes

In May 2013, we completed the sale of $100 million aggregate principal amount of 4.550% senior secured notes maturing in December 2041 (Additional 2041 Notes).  The Additional 2041 Notes were an additional issuance of our 4.550% senior secured notes maturing in December 2041, $300 million aggregate principal amount of which were previously issued in November 2011 (2041 Notes).  The Additional 2041 Notes were issued as part of the same series as the 2041 Notes.  We used the net proceeds of approximately $107 million from the sale of the Additional 2041 Notes to repay borrowings under our revolving credit facility and for general corporate purposes.  The Additional 2041 Notes and 2041 Notes are secured by the first priority lien and are secured equally and ratably with all of our other secured indebtedness as discussed below.

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

In June 2012, pursuant to the terms of the indenture and officer’s certificate governing the 2013 Notes, we redeemed all of the 2013 Notes.  We paid a redemption price equal to 100% of the principal amount of the 2013 Notes plus a make-whole amount of $33 million.  For accounting purposes, the make-whole amount was deferred as a regulatory asset and amortized to interest expense through September 1, 2013, the original maturity date of the 2013 Notes.

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

Deed of Trust

Our secured indebtedness, including the revolving credit facility described in Note 5, is secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At December 31, 2013, the amount of available bond credits was approximately $2.176 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $1.173 billion.

Maturities

Long-term debt maturities at December 31, 2013, are as follows:

Year	Amount
2014	$131
2015	639
2016	41
2017	324
2018	550
Thereafter	3,851
Unamortized fair value discount	(1)
Unamortized discount	(23)
Total	$5,512

Fair Value of Long-Term Debt

At December 31, 2013 and 2012, the estimated fair value of our long-term debt (including current maturities) totaled $6.188 billion and $6.568 billion, respectively, and the carrying amount totaled $5.512 billion and $5.525 billion, respectively.  The fair value is estimated based upon the market value as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

7.    COMMITMENTS AND CONTINGENCIES

EFH Corp. Potential Restructuring Activities

As noted in SEC filings made by members of the Texas Holdings Group, EFH Corp. and other members of the Texas Holdings Group have engaged in discussions with certain unaffiliated creditors regarding certain of those entities’ capital structures and long-term liquidity, as well as possible restructuring transactions involving those entities.  See Note 11 for a discussion of our transactions with members of the Texas Holdings Group that could potentially be impacted by any these restructuring activities.

Leases

At December 31, 2013, our future minimum lease payments under operating leases (with initial or remaining noncancelable lease terms in excess of one year) were as follows:

Year	Amount
2014	$6
2015	4
2016	3
2017	1
2018	-
Thereafter	-
Total future minimum lease payments	$14

Rent charged to operation and maintenance expense totaled $10 million for the year ended December 31, 2013 and $15 million for each of the years ended December 31, 2012 and 2011.

Efficiency Spending

We are required to annually invest in programs designed to improve customer electricity demand efficiencies to satisfy ongoing regulatory requirements.  The 2014 requirement is $62 million.

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions as discussed below.

We are the lessee under various operating leases that obligate us to guarantee the residual values of the leased assets.  At December 31, 2013, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled $7 million.  These leased assets consist primarily of vehicles used in distribution activities.  The average life of the residual value guarantees under the lease portfolio is approximately 2.2 years.

For the purpose of obtaining greater access to materials, we previously guaranteed the repayment of borrowings under a nonaffiliated party’s $7 million credit facility.  The facility matured on March 31, 2013 and was not extended.

Legal/Regulatory Proceedings

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.

Labor Contracts

Certain of our employees are represented by a labor union and covered by a collective bargaining agreement with an expiration date of October 25, 2015.

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

8.    MEMBERSHIP INTERESTS

Cash Distributions

On February 19, 2014, our board of directors declared a cash distribution of $53 million, which was paid to our members on February 20, 2014.

During 2013, our board of directors declared, and we paid the following cash distributions to our members:

Declaration Date	Payment Date	Amount
October 29, 2013	October 31, 2013	$95
July 31, 2013	August 1, 2013	$95
May 1, 2013	May 2, 2013	$70
February 13, 2013	February 15, 2013	$50

During 2012, our board of directors declared, and we paid the following cash distributions to our members:

Declaration Date	Payment Date	Amount
October 24, 2012	October 30, 2012	$70
July 25, 2012	July 31, 2012	$50
April 25, 2012	May 1, 2012	$60
February 14, 2012	February 21, 2012	$45

Distributions are limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At December 31, 2013, our regulatory capitalization ratio was 58.7% debt and 41.3% equity.  The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  The debt calculation excludes transition bonds issued by Bondco.  Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of purchase accounting (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).  At December 31, 2013, $192 million was available for distribution to our members under the capital structure restriction.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the year ended December 31, 2013.

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2012	$(28)	$(3)	$(31)
Defined benefit pension plans (net of tax)	-	(19)	(19)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	2	-	2
Balance at December 31, 2013	$(26)	$(22)	$(48)

9.    PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS PLANS

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

We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service.  Amounts deferred are ultimately subject to regulatory approval.  At December 31, 2013 and 2012, we had recorded regulatory assets totaling $786 million and $1.011 billion, respectively, related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income.

In a 2012 agreement described below, we assumed primary responsibility for retirement costs related to certain non-recoverable service.  Any retirement costs associated with non-recoverable service is not recoverable through rates.

Pension Plan

We have liabilities under the Oncor Retirement Plan and the EFH Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code), and are subject to the provisions of ERISA.  Employees do not contribute to either plan.  These pension plans provide benefits to participants under one of two formulas: (i) a Cash Balance Formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits or (ii) a Traditional Retirement Plan Formula based on years of service and the average earnings of the three years of highest earnings.  The interest component of the Cash Balance Formula is variable and is determined using the yield on 30-year Treasury bonds.  Under the Cash Balance Formula, future increases in earnings will not apply to prior service costs.

All eligible employees hired after January 1, 2001 participate under the Cash Balance Formula.  Certain employees, who, prior to January 1, 2002, participated under the Traditional Retirement Plan Formula, continue their participation under that formula.  It is the sponsors’ policy to fund the plans on a current basis to the extent required under existing federal tax and ERISA regulations.

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

•	maintaining assets and liabilities under the plan associated with active collective bargaining unit (union) employees of EFH Corp.'s competitive subsidiaries under the current plan;

•

the splitting off of assets and liabilities under the plan associated with all other plan participants (active nonunion employees of EFH Corp.’s competitive businesses) to a terminating plan, freezing benefits and vesting all accrued plan benefits for these participants, and

•	the termination of, distributions of benefits under, and settlement of all of EFH Corp.'s liabilities under the terminating plan.

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

Pension and OPEB Costs Recognized as Expense

The pension and OPEB amounts provided herein include our allocated amounts related to EFH Corp.’s plans based on actuarial computations and reflect our employee and retiree demographics as described above.  We recognized the following net pension and OPEB costs as expense:

	Year Ended December 31,
	2013	2012	2011

Pension costs	$95	$179	$95
OPEB costs	37	27	74
Total benefit costs	132	206	169
Less amounts deferred principally as property or a regulatory asset	(95)	(169)	(132)
Net amounts recognized as expense	$37	$37	$37

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

We and EFH Corp. use the fair value method to determine the market-related value of the assets held in the trust for purposes of calculating OPEB cost.

Detailed Information Regarding Pension and OPEB Benefits

The following pension and OPEB information is based on December 31, 2013, 2012 and 2011 measurement dates:

	Pension Plans			OPEB Plan
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011

Assumptions Used to Determine Net Periodic Pension and Benefit Cost:
Discount rate (a)	4.10%	5.00%	5.50%	4.10%	4.95%	5.55%
Expected return on plan assets	6.14%	7.40%	7.70%	6.70%	6.80%	7.10%
Rate of compensation increase	3.94%	3.81%	3.74%	-	-	-
Components of Net Pension and Benefit Cost:
Service cost	$26	$23	$20	$6	$5	$7
Interest Cost	122	106	110	36	39	54
Expected return on assets	(123)	(109)	(99)	(11)	(12)	(14)
Amortization of net transition obligation	-	-	-	-	1	1
Amortization of prior service cost (credit)	-	-	1	(20)	(20)	(1)
Amortization of net loss	69	78	63	26	14	27
Settlement charges	1	81	-	-	-	-
Net periodic pension and benefit cost	$95	$179	$95	$37	$27	$74
Other Changes in Plan Assets and Benefit Obligations Recognized as Regulatory Assets or in Other Comprehensive Income:
Net loss (gain)	$(139)	$110	$106	$-	$83	$(91)
Prior service cost (credit)	-	-	-	-	-	(127)
Amortization of net loss	(69)	(78)	(63)	(26)	(14)	(27)
Amortization of transition obligation (asset)	-	-	-	-	(1)	(1)
Amortization of prior service (cost) credit	-	-	(1)	20	20	1
Settlement charges	(1)	(81)	-	-	-	-
Curtailment	-	(5)	-	-	-	-
Total recognized as regulatory assets or other comprehensive income	(209)	(54)	42	(6)	88	(245)
Total recognized in net periodic pension and benefit costs and as regulatory assets or other comprehensive income	$(114)	$125	$137	$31	$115	$(171)

_____________

(a)As a result of the 2012 amendments discussed above, the discount rate reflected in net pension costs for January through July 2012 was 5.00%, for August through September 2012 was 4.15% and for October through December 2012 was 4.20%.

	Pension Plans			OPEB Plan
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011

Assumptions Used to Determine Benefit Obligations at Period End:
Discount rate	4.74%	4.10%	5.00%	4.98%	4.10%	4.95%
Rate of compensation increase	3.94%	3.94%	3.81%	-	-	-

	Pension Plans		OPEB Plan
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$3,038	$2,215	$913	$809
Service cost	26	23	6	5
Interest cost	122	106	36	39
Participant contributions	-	-	14	15
Medicare Part D reimbursement	-	-	2	3
Settlement	(3)	(268)	-	-
Curtailment	-	(5)	-	-
Assumption of liabilities	-	860	-	6
Actuarial (gain) loss	(183)	198	10	94
Benefits paid	(143)	(91)	(57)	(58)
Projected benefit obligation at end of year	$2,857	$3,038	$924	$913
Accumulated benefit obligation at end of year	$2,752	$2,908	$-	$-
Change in Plan Assets:
Fair value of assets at beginning of year	$2,327	$1,542	$190	$197
Actual return (loss) on assets	80	199	21	25
Employer contributions	9	93	11	11
Settlement	(2)	(268)	-	-
Assets related to assumed liabilities	-	852	-	-
Participant contributions	-	-	14	15
Benefits paid	(143)	(91)	(57)	(58)
Fair value of assets at end of year	$2,271	$2,327	$179	$190
Funded Status:
Projected benefit obligation at end of year	$(2,857)	$(3,038)	$(924)	$(913)
Fair value of assets at end of year	2,271	2,327	179	190
Funded status at end of year	$(586)	$(711)	$(745)	$(723)

	Pension Plans		OPEB Plan
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012

Amounts Recognized in the Balance Sheet Consist of:
Liabilities:
Other current liabilities	$(3)	$(3)	$-	$-
Other noncurrent liabilities	(583)	(708)	(745)	(723)
Net liability recognized	$(586)	$(711)	$(745)	$(723)
Regulatory assets:
Net loss	$362	$602	$220	$247
Prior service cost (credit)	-	-	(91)	(111)
Net regulatory asset recognized	$362	$602	$129	$136
Accumulated other comprehensive net loss	$33	$3	$1	$1

The following tables provide information regarding the assumed health care cost trend rates.

	Year Ended December 31,
	2013	2012

Assumed Health Care Cost Trend Rates – Not Medicare Eligible:
Health care cost trend rate assumed for next year	8.00%	8.50%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2022	2022
Assumed Health Care Cost Trend Rates – Medicare Eligible:
Health care cost trend rate assumed for next year	7.00%	7.50%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2021
	1-Percentage Point Increase	1-Percentage Point Decrease
Sensitivity Analysis of Assumed Health Care Cost Trend Rates:
Effect on accumulated postretirement obligation	$117	$(97)
Effect on postretirement benefits cost	7	(6)

The following table provides information regarding pension plans with projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of the fair value of plan assets.

	At December 31,
	2013	2012

Pension Plans with PBO and ABO in Excess of Plan Assets:
Projected benefit obligations	$2,857	$3,038
Accumulated benefit obligations	2,752	2,908
Plan assets	2,271	2,327

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

The target asset allocation ranges of pension plan investments by asset category are as follows:

Target Allocation Ranges
Asset Category	Recoverable	Nonrecoverable
US equities	24% - 30%	—
International equities	19% - 25%	—
Fixed income	45% - 57%	100%

Our investment objective for the OPEB Plan primarily follows the objectives of the pension plans discussed above, while maintaining sufficient cash and short-term investments to pay near-term benefits and expenses.  The actual amounts at December 31, 2013 provided below are consistent with the asset allocation targets.

Fair Value Measurement of Pension Plan Assets

At December 31, 2013 and 2012, pension plan assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2013				At December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category
Interest-bearing cash	$-	$160	$-	$160	$-	$134	$-	$134
Equity securities:
US	250	82	-	332	206	95	-	301
International	337	7	-	344	280	7	-	287
Fixed income securities:
Corporate bonds (a)	-	1,265	-	1,265	-	1,319	-	1,319
US Treasuries	-	108	-	108	-	206	-	206
Other (b)	-	55	-	55	-	73	-	73
Preferred securities	-	-	7	7	-	-	7	7
Total assets	$587	$1,677	$7	$2,271	$486	$1,834	$7	$2,327

_____________

(a)Substantially all corporate bonds are rated investment grade by a major ratings agency such as Moody’s.

(b)Other consists primarily of municipal bonds and fixed income derivative instruments.

There was no significant change in the fair value of Level 3 assets in the periods presented.

Fair Value Measurement of OPEB Plan Assets

At December 31, 2013 and 2012, OPEB Plan assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2013				At December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$-	$6	$-	$6	$-	$10	$-	$10
Equity securities:
US	53	5	-	58	49	6	-	55
International	35	-	-	35	31	-	-	31
Fixed income securities:
Corporate bonds (a)	-	34	-	34	-	42	-	42
US Treasuries	-	1	-	1	-	4	-	4
Other (b)	43	2	-	45	45	3	-	48
Preferred securities	-	-	-	-	-	-	-	-
Total assets	$131	$48	$-	$179	$125	$65	$-	$190

_____________

(a)Substantially all corporate bonds are rated investment grade by a major ratings agency such as Moody’s.

(b)Other consists primarily of diversified bond mutual funds.

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

Pension Plans		OPEB Plan
Asset Class	Expected Long-Term Rate of Return	Asset Class	Expected Long-Term Rate of Return
International equity securities	7.83%	401(h) accounts	7.59%
US equity securities	7.20%	Life insurance VEBA	6.71%
Real estate	6.20%	Union VEBA	6.71%
Credit strategies	5.87%	Non-union VEBA	3.80%
Fixed income securities	5.30%	Weighted average	7.05%
Weighted average (a)	7.39%

_____________

(a)The 2014 expected long-term rate of return for the nonregulated portion of the Oncor Retirement Plan is 4.72%.

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

Assumed Discount Rate

For the Oncor retirement plans at December 31, 2013, we selected the assumed discount rate using the Aon Hewitt AA-AAA Bond Universe yield curve, which is based on corporate bond yields and at December 31, 2013 consisted of 1,095 corporate bonds with an average rating of AA and AAA using Moody’s, S&P and Fitch ratings.  For the EFH Retirement Plan, the OPEB Plan and, for dates earlier than December 31, 2013, the Oncor Retirement Plan, we and EFH Corp. selected the assumed discount rate using the Aon Hewitt AA Above Median yield curve, which is based on corporate bond yields and at December 31, 2013 consisted of 389 corporate bonds with an average rating of AA using Moody’s, S&P and Fitch ratings.

Amortization in 2014

In 2014, amortization of the net actuarial loss and prior service cost for the defined benefit pension plans from regulatory assets into net periodic benefit cost is expected to be $39 million and less than $1 million, respectively.  Amortization of the net actuarial loss and prior service credit for the OPEB Plan from regulatory assets into net periodic benefit cost is expected to be $26 million and a $20 million credit, respectively.

Pension and OPEB Plan Cash Contributions

Our contributions to the benefit plans were as follows:

	Year Ended December 31,
	2013	2012	2011

Pension plans contributions	$9	$93	$175
OPEB Plan contributions	11	11	18
Total contributions	$20	$104	$193

Our funding for the pension plans and the OPEB Plan is expected to total $87 million and $15 million, respectively in 2014 and approximately $408 million and $139 million, respectively, for the 2014 to 2018 period.

Future Benefit Payments

Estimated future benefit payments to beneficiaries are as follows:

	2014	2015	2016	2017	2018	2019-23

Pension plans	$155	$159	$165	$169	$175	$942
OPEB Plan	$45	$49	$52	$55	$57	$316

Thrift Plan

Our employees may participate in a qualified savings plan, the EFH Corp. Thrift Plan (Thrift Plan).  This plan is a participant-directed defined contribution plan intended to qualify under Section 401(a) of the Code, and is subject to the provisions of ERISA.  Under the terms of the Thrift Plan, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax applicable payroll deductions, the lesser of 75% of their regular salary or wages or the maximum amount permitted under law.  Employees who earn more than such threshold may contribute from 1% to 20% of their regular salary or wages.  Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the Cash Balance Formula of the Oncor Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the Traditional Retirement Plan Formula of the Oncor Retirement Plan.  Employer matching contributions are made in cash and may be allocated by participants to any of the plan's investment options.  Our contributions to the Thrift Plan totaled $13 million, $12 million and $12 million for the years ended December 31, 2013, 2012 and 2011, respectively.

10.     STOCK-BASED COMPENSATION

We currently do not offer stock-based compensation to our employees or directors.  In 2008, we established the SARs Plan under which certain of our executive officers and key employees were granted stock appreciation rights payable in cash, or in some circumstances, Oncor membership interests.  In February 2009, we established the Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan (the Director SARs Plan) under which certain non-employee members of our board of directors and other persons having a relationship with us were granted SARs payable in cash, or in some circumstances, Oncor membership interests.

In November 2012, we accepted the early exercise of all outstanding SARs (both vested and unvested, totaling 14,322,219 SARs under the SARs Plan and 55,000 SARs under the Director SARs Plan) issued to date pursuant to both SARs Plans.  The early exercise was permitted by our board of directors pursuant to the provision of the SARs Plan that permits the board to accelerate the vesting and exercisability of SARs.  The early exercise of SARs entitled each participant in the SARs Plan to: (1) an exercise payment (Exercise Payment) equal to the number of SARs exercised multiplied by the difference between $14.54 and the base price of the SARs (as stated in the award letter for each SARs grant); and (2) the accrual of interest on all dividends declared to date with respect to the SARs, but no further dividend accruals.  Additionally, certain executive officers agreed to defer payment of a portion of his/her Exercise Payment until the earlier of November 7, 2016 or the occurrence of an event triggering SAR exercisability pursuant to Section 5(c)(ii) of the SARs Plan.  These deferred payments totaled approximately $6 million in the aggregate.  As a result of the early exercise, in 2012 we paid an aggregate of approximately $64 million related to Exercise Payments ($57 million charged to expense), and began accruing interest on approximately $18 million in aggregate dividends.

As described above, as part of the 2012 early exercise of SARs we began accruing interest on dividends declared with respect to the SARs.  Under both SARs plans, dividends that are paid in respect of Oncor membership interests while the SARs were outstanding were credited to the SARs holder’s account as if the SARs were units, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency, a change in control, or the exercise of the SARs.  As a result, in 2012 we recorded compensation expense of approximately $6 million relating to dividend accruals through November 2012.  For accounting purposes, the liability is discounted based on an employee’s or director’s expected retirement date.  We recognized approximately $2 million and $1  million in accretion and interest with respect to such dividends in 2013 and 2012, respectively.

11.   RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions and related matters:

•

We record revenue from TCEH, principally for electricity delivery fees, which totaled $967 million, $962 million and $1,026 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The fees are based on rates regulated by the PUCT that apply to all REPs.  The balance sheets at December 31, 2013 and 2012 reflect accounts receivable from affiliates totaling $135 million ($56 million of which was unbilled) and $53 million ($48 million of which was unbilled), respectively, primarily consisting of trade receivables from TCEH related to these electricity delivery fees.  At February 27, 2014, we had collected all but $6 million of the accounts receivable from affiliates outstanding at December 31, 2013.  Trade accounts receivable from TCEH at December 31, 2012 reflects timing of payments in 2012.

•

Prior to August 2012, we recognized interest income from TCEH under an agreement related to our generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Bondco.  This interest income, which served to offset our interest expense on the transition bonds, totaled $16 million and $32 million for the years ended December 31, 2012 and 2011, respectively.  Also prior to August 2012, we received reimbursement under a note receivable from TCEH for incremental amounts payable related to income taxes as a result of delivery fee surcharges related to the transition bonds.  Amounts received under the note receivable for the year ended December 31, 2012 totaled $20 million.

In August 2012, we sold to EFIH all future interest reimbursements and the remaining $159 million obligation under the note with TCEH.  As a result, EFIH paid, and we received, an aggregate $159 million for the agreements.  The sale of the related-party agreements was reported as a $2 million (after tax) decrease in total membership interests in 2012 in accordance with accounting rules for related-party transactions.

•

EFH Corp. subsidiaries charge us for certain administrative services at cost.  Our payments to EFH Corp. subsidiaries for administrative services, which are primarily reported in operation and maintenance expenses, totaled $30 million, $32 million and $34 million for the years ended December 31, 2013, 2012 and 2011, respectively.  We also charge each other for shared facilities at cost.  Our payments to EFH Corp. subsidiaries for shared facilities totaled $4 million, $5 million and $4 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Payments we received from EFH Corp. subsidiaries related to shared facilities, totaled $2 million for each of the years ended December 31, 2013 and 2012 and $1 million for the year ended December 31, 2011.

•

Under Texas regulatory provisions, the trust fund for decommissioning TCEH’s Comanche Peak nuclear generation facility is funded by a delivery fee surcharge we collect from REPs and remit monthly to TCEH.  Delivery fee surcharges totaled $16 million for each of the years ended December 31, 2013 and 2012 and $17 million for the year ended December 31, 2011.  Our sole obligation with regard to nuclear decommissioning is as the collection agent of funds charged to ratepayers for nuclear decommissioning activities.  If, at the time of decommissioning, actual decommissioning costs exceed available trust funds, we would not be obligated to pay any shortfalls but would be required to collect any rates approved by the PUCT to recover any additional decommissioning costs.  Further, if there were to be a surplus when decommissioning is complete, such surplus would be returned to ratepayers under terms prescribed by the PUCT.

•

We are not a member of EFH Corp.’s consolidated tax group, but EFH Corp.’s consolidated federal income tax return includes EFH Corp.’s portion of our results due to EFH Corp.’s equity ownership in us.  Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., we are generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return.  For periods prior to the tax sharing agreement (entered into in October 2007 and amended and restated in November 2008), we are responsible for our share of redetermined tax liability for the EFH Corp. consolidated tax group.  EFH Corp. also includes our results in its consolidated Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return.  See discussion in Note 1 under “Income Taxes.”  Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members.

Amounts payable to (receivable from) members related to income taxes under the agreement and reported on our balance sheet consisted of the following:

	At December 31, 2013			At December 31, 2012
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total
Federal income taxes	$(18)	$(5)	$(23)	$-	$-	$-
Texas margin taxes	23	-	23	22	-	22
Total payable (receivable)	$5	$(5)	$-	$22	$-	$22

Cash payments made to (received from) members related to income taxes consisted of the following:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total
Federal income taxes (a)	$78	$11	$89	$(18)	$(5)	$(23)
Texas margin taxes (b)	12	-	12	21	-	21
Total payments (receipts)	$90	$11	$101	$3	$(5)	$(2)

______________

(a)	Includes $33 million payment made to EFH Corp. in 2013 related to the 1997-2002 IRS appeals settlement.
(b)	Includes $10 million refund received from EFH Corp. in 2013 related to 1997-2001 amended Texas franchise tax returns.

•

Our PUCT-approved tariffs include requirements to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Bondco.  Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods.  Accordingly, at December 31, 2013 and 2012, TCEH had posted letters of credit in the amount of $9 million and $11 million, respectively, for our benefit.

•

In connection with assuming sponsorship of the Oncor Retirement Plan in 2012, we entered into an agreement with EFH Corp. to assume primary responsibility for retirement benefits of a closed group of retired and terminated vested retirement plan participants not related to our regulated utility business.  As the Oncor Retirement Plan received an amount of plan assets equal to the liabilities we assumed for those participants, execution of the agreement did not have a material impact on our reported results of operations or financial condition.  See Note 9 for further information regarding funding for the pension plans.

•

As discussed in Note 1, EFH Corp. and other members of the Texas Holdings Group have engaged in discussions with certain unaffiliated creditors regarding possible restructuring transactions involving those entities.  The US Bankruptcy Code permits a debtor in bankruptcy to assume or reject executory contracts and unexpired leases.  If members of the Texas Holdings Group were to become debtors in a bankruptcy case and determined to reject some or all of their executory contracts and unexpired leases with us,  our results of operations and financial condition could be adversely affected.  At December 31, 2013, our exposure to the Texas Holdings Group with respect to executory contracts and unexpired leases totaled approximately $20 million.

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

See Notes 3, 8 and 9 for information regarding the tax sharing agreement, distributions to members and our participation in EFH Corp. pension and OPEB plans, respectively.

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

Our maximum exposure does not exceed our equity investment in Bondco, which was $16 million at both December 31, 2013 and 2012.  We did not provide any financial support to Bondco during the years ended December 31, 2013 and 2012.

Major Customers

Revenues from TCEH represented 27%, 29% and 33% of our total operating revenues for the years ended December 31, 2013, 2012 and 2011, respectively.  Revenues from REP subsidiaries of a nonaffiliated entity,  collectively represented 15% of total operating revenues for each of the years ended December 31, 2013, 2012 and 2011.  No other customer represented 10% or more of our total operating revenues.

Other Income and Deductions

	Year Ended December 31,
	2013	2012	2011
Other income:
Accretion of fair value adjustment (discount) to regulatory assets due to purchase accounting	$17	$23	$29
Net gain on sale of other properties and investments	1	3	1
Total other income	$18	$26	$30
Other deductions:
Professional fees	$3	$3	$4
SARs exercise (Note 10)	2	57	-
Other	10	4	5
Total other deductions	$15	$64	$9

Interest Expense and Related Charges

	Year Ended December 31,
	2013	2012	2011

Interest expense	$360	$366	$359
Amortization of debt issuance costs and discounts	21	18	3
Allowance for funds used during construction – capitalized interest portion	(10)	(10)	(3)
Total interest expense and related charges	$371	$374	$359

Restricted Cash

Restricted cash amounts reported on our balance sheet consisted of the following:

	At December 31, 2013		At December 31, 2012
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets

Customer collections related to transition bonds used only to service debt and pay expenses	$52	$-	$55	$-
Reserve for fees associated with transition bonds	-	10	-	10
Reserve for shortfalls of transition bond charges	-	6	-	6
Total restricted cash	$52	$16	$55	$16

Trade Accounts Receivable

Trade accounts receivable reported on our balance sheet consisted of the following:

	At December 31,
	2013	2012
Gross trade accounts receivable	$527	$395
Trade accounts receivable from TCEH	(139)	(55)
Allowance for uncollectible accounts	(3)	(2)
Trade accounts receivable from nonaffiliates – net	$385	$338

Gross trade accounts receivable at December 31, 2013 and 2012 included unbilled revenues of $180 million and $147 million, respectively.  At both December 31, 2013 and 2012, REP subsidiaries of a nonaffiliated entity collectively represented approximately 12% of the nonaffiliated trade accounts receivable amount.  Trade accounts receivable from TCEH at December 31, 2012 reflects timing of payments in 2012.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.  Due to commitments made to the PUCT in 2007, we are not allowed to recover bad debt expense, or certain other costs and expenses, from ratepayers in the event of a default or bankruptcy by an affiliate REP.

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At December 31,
	2013	2012
Assets related to employee benefit plans, including employee savings programs	$88	$80
Land	3	3
Total investments and other property	$91	$83

The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans.  At December 31, 2013 and 2012, the face amount of these policies totaled $159 million and $152 million, respectively, and the net cash surrender values (determined using a Level 2 valuation technique) totaled $71 million and $65 million, respectively.  Changes in cash surrender value are netted against premiums paid.  Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/	At December 31,
	Avg. Life at December 31, 2013	2013	2012

Assets in service:
Distribution	4.1% / 24.6 years	$10,055	$9,745
Transmission	2.8% / 35.8 years	6,133	5,482
Other assets	9.1% / 11.0 years	868	856
Total		17,056	16,083
Less accumulated depreciation		5,725	5,407
Net of accumulated depreciation		11,331	10,676
Construction work in progress		556	627
Held for future use		15	15
Property, plant and equipment – net		$11,902	$11,318

Depreciation expense as a percent of average depreciable property approximated 3.7%,  3.9% and 4.0% for the years ended December 31, 2013, 2012 and 2011, respectively.

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet consisted of the following:

	At December 31, 2013			At December 31, 2012
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization included in property, plant and equipment:
Land easements	$440	$82	$358	$295	$79	$216
Capitalized software	385	189	196	409	220	189
Total	$825	$271	$554	$704	$299	$405

Aggregate amortization expense for intangible assets totaled $53 million, for each of the years ended December 31, 2013 and 2012 and $48 million for the year ended December 31, 2011.  At December 31, 2013, the weighted average remaining useful lives of capitalized land easements and software were 85 years and 4 years, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense
2014	$55
2015	55
2016	52
2017	44
2018	40

At both December 31, 2013 and 2012, goodwill totaling $4.1 billion was reported on our balance sheet.  None of this goodwill is being deducted for tax purposes.  See Note 1 regarding goodwill impairment assessment and testing.

Other Noncurrent Liabilities and Deferred Credits

Other noncurrent liabilities and deferred credits reported on our balance sheet consisted of the following:

	At December 31,
	2013	2012
Retirement plans and other employee benefits	$1,399	$1,495
Uncertain tax positions (including accrued interest)	56	169
Amount payable related to income taxes	17	-
Investment tax credits	20	24
Other	62	58
Total other noncurrent liabilities and deferred credits	$1,554	$1,746

Supplemental Cash Flow Information

	Year Ended December 31,
	2013	2012	2011
Cash payments (receipts) related to:
Interest	$361	$378	$360
Capitalized interest	(10)	(10)	(3)
Interest (net of amounts capitalized)	351	368	357
Amount in lieu of income taxes:
Federal	89	(23)	(134)
State	12	21	20
Total amount in lieu of income taxes	101	(2)	(114)
SARs exercise	4	64	-
Noncash construction expenditures (a)	84	103	140

______________

(a)Represents end-of-period accruals.

Quarterly Information (unaudited)

Results of operations by quarter for the years ended December 31, 2013 and 2012 are summarized below.  In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made.  Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors.

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$817	$857	$966	$912
Operating income	180	189	239	190
Net income	87	96	146	103

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$783	$828	$925	$792
Operating income	157	188	230	156
Net income (a)	75	107	139	28

______________

(a)Fourth quarter 2012 reflects a $57 million pre-tax charge to expense associated with the SARs settlement (see Note 10).

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at December 31, 2013.  Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.  There has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The management of Oncor Electric Delivery Company LLC performed an evaluation as of December 31, 2013 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control - Integrated Framework (1992).  Based on the review performed, management believes that as of December 31, 2013 Oncor Electric Delivery Company LLC's internal control over financial reporting was effective.

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

February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Dallas, Texas

We have audited the internal control over financial reporting of Oncor Electric Delivery Company LLC and subsidiary (the “Company”) as of December 31, 2013 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s ring-fencing.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 27, 2014

Item 9B.   OTHER INFORMATION

On February 25, 2014, the previously announced resignation of Monte E. Ford from our board of directors became effective in accordance with the terms of our Limited Liability Company Agreement upon the appointment on such date of Timothy A. Mack.  Pursuant to the terms of the Limited Liability Company Agreement of Oncor Holdings, Mr. Mack was appointed to our board of directors by the Nominating Committee of Oncor Holdings.  Mr. Mack has been designated as an independent director (as defined in the Limited Liability Company Agreement).  Mr. Mack has also been appointed to the Oncor Holdings board of directors as an independent director.  Mr. Mack has not yet been named to any Board committees.  As a member of our board of directors and the board of directors of Oncor Holdings, Mr. Mack will be compensated pursuant to our standard compensation program for independent directors.  See "Executive Compensation - Director Compensation" for a discussion of our independent director compensation program.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of our directors and information about them, as furnished by the directors themselves, are set forth below:

Name	Age	Business Experience and Qualifications
Thomas M. Dunning (3)	71

Thomas M. Dunning has served as our Director since October 2007 and in July 2010 was elected Lead Independent Director by our board of directors.  Since his retirement in 2008 as Chairman of Lockton Dunning Benefits, a company specializing in the design and servicing of employee benefits, he has served as Chairman Emeritus.  Mr. Dunning also served as Chairman and Chief Executive Officer of Lockton Dunning Benefit Company, its predecessor company, from 1998 to 2007 following the 1998 acquisition of Dunning Benefits Corporation by the Lockton Group of Companies.  Mr. Dunning currently serves on the boards of directors of American Beacon Funds, BancTec, Baylor Health Care System Foundation, Oncor Holdings, and a number of non-profit organizations.  He is also a former Chairman of the Dallas Fort Worth International Airport board and a former director of the Southwestern Medical Foundation.

We believe Mr. Dunning’s experience with employee benefit programs and his understanding of employee benefits as part of an overall employee compensation program is important to Oncor in his roles as a director and member of the Organization and Compensation Committee (O&C Committee).  As member and former chair of the O&C Committee, overseeing the design and effectiveness of Oncor’s executive compensation programs, Mr. Dunning offers broad experience in understanding and addressing compensation-related issues and challenges.  His past appointments by Texas Governors as Chairman of the Texas Water Development Board and a director on the boards of the Texas Department of Transportation, Texas Department of Human Services and Texas Department of Criminal Justice, as well as his past service as Chairman of the Dallas/Fort Worth International Airport board, add to the extensive experience and leadership skills Mr. Dunning provides to our board.  His experience and familiarity with Texas government, combined with 48 years of experience in business and strong record of civic involvement in Texas, are valuable to our Texas-based business.

Robert A. Estrada (1)	67

Robert A. Estrada has served as our Director since October 2007.  Mr. Estrada is Chairman of the Board and Chief Compliance Officer of Estrada Hinojosa & Company, Inc., an investment banking firm specializing in public finance that he co-founded in 1992.  In addition to these positions, he also served as President and Chief Executive Officer of the firm from 1992 to 2006.  Since its inception, Estrada Hinojosa & Company, Inc. has been involved in municipal bond underwritings totaling over $80 billion and has provided financial advisory services on financings totaling more than $50 billion.  Mr. Estrada is a member of the boards of directors of Oncor Holdings and several civic and arts organization boards.  From 2001 until 2008, Mr. Estrada served on the Board of Regents of the University of Texas System, a system with over 60,000 employees and a budget of approximately $14 billion, pursuant to an appointment by the Governor of Texas.  While serving on the University of Texas System Board of Regents, Mr. Estrada chaired its audit, compliance and management review committee.  From 2004 until 2010, he served two consecutive terms on the board of directors of the Federal Reserve Bank of Dallas.  From 1990 to 1994, Mr. Estrada also served on the board of directors of the Student Loan Marketing Association (Sallie Mae), a $45 billion entity and was a member of the board’s executive committee.

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

Name	Age	Business Experience and Qualifications
Thomas D. Ferguson (2)	60

Thomas D. Ferguson has served as our Director since January 2011.  Mr. Ferguson currently serves as a Managing Director of Goldman, Sachs & Co., having joined the firm in 2002.  Mr. Ferguson heads the asset management efforts for the merchant bank’s U.S. real estate investment activity.  Mr. Ferguson serves on the board of EFH Corp. and is on the board of managers of EFIH.  Mr. Ferguson formerly held board seats at American Golf, one of the largest golf course management companies in the world, Agricultural Company of America Partners, LP, an owner and manager of agriculture real estate, Nor1, a provider of revenue enhancement solutions to the travel industry,  Associated British Ports, the largest port company in the UK, Red de Carreteras, a toll road concessionaire in Mexico and Carrix, one of the largest private container terminal operators in the world.

Mr. Ferguson was appointed by the Sponsor Group as a member of our board of directors pursuant to the Sponsor Group’s right in the Limited Liability Company Agreement to designate two directors.  His extensive experience with corporate finance and in owning and managing privately held enterprises qualifies Mr. Ferguson for serving on our board of directors.

Printice L. Gary (1)	67

Printice L. Gary has served as our director since February 2014.  Mr. Gary is the founding partner of, and since its founding in 1991 has served as the chief executive officer of, Carleton Residential Properties, a real estate firm engaged in investing, developing, general contracting and asset management of properties throughout Texas and the Southwest. His prior business experience includes serving as a Texas division partner for multi-family development with Trammel Crow Residential from 1985-1991 and serving as the president of Centex Corporation’s homebuilding and mortgage banking subsidiary, Fox & Jacobs Homes, from 1978-1985.  Mr. Gary also currently serves on the board of directors of the National Equity Fund, Inc., a Chicago-based nonprofit tax credit syndicator and asset manager that has sourced and invested over $10 billion in affordable housing production across the nation.  Mr. Gary has also served on the governing bodies of various state entities pursuant to appointments by the Governor(s) of Texas, including the board of directors of the University of Texas Investment Management Company, a $27 billion endowment fund, from 2009 until 2013, the University of Texas System Board of Regents from 2007 until 2013, where he was chairman of the facilities planning and construction committee, the University of Texas System Board for Lease of University Lands from 2008 to 2013, the Texas State Tax Reform Commission in 2003, and the North Texas Tollway Authority board of directors from 1996 to 2000.

We believe Mr. Gary’s extensive skills and experience in the business and financial sectors are a significant asset to us in his role both as a director of Oncor and as a member of the Audit Committee.  In addition, Mr. Gary’s entrepreneurial background, founding Carleton Residential Properties, a company that has grown to over $100 million in annual revenues, brings valuable experiences to our board of directors.  His experience with Texas government through his service on various state entities also brings great value to our Texas-based business.

Name	Age	Business Experience and Qualifications
William T. Hill, Jr. (2)	71

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

We believe Mr. Hill’s 47 years of experience with legal and compliance matters, along with his management of a large group of highly skilled professionals, have given him considerable knowledge concerning many matters that come before our board of directors.  In addition, as District Attorney he developed judgment and decision-making abilities that assist him today in evaluating and making decisions on issues that face our board of directors.  Mr. Hill has also served on several civic and charitable boards over the past 37 years, which has given him invaluable experience in corporate governance matters.

Jeffrey Liaw (3)	37

Jeffrey Liaw has served as our Director since November 2007.  Mr. Liaw currently serves as the Chief Financial Officer of FleetPride, Inc., a nationwide distributor of heavy-duty truck and trailer parts, a position he has held since December 2012.  From 2005 until December 2012, Mr. Liaw served as a principal with TPG, focusing on their energy and industrial investing practice areas.  TPG is a leading private investment firm with approximately $55 billion in assets under management.  Before joining TPG in 2005, he worked for Bain Capital in its industrials practice since 2001.  Mr. Liaw also serves on the board of directors of Armstrong World Industries, Inc., a New York Stock Exchange-listed designer and manufacturer of floors and ceilings, and Oncor Holdings, and is on the board of managers of EFIH.  Mr. Liaw also previously served on the boards of directors of Graphic Packaging Holding Company, a New York Stock Exchange-listed provider of packaging solutions, and EFH Corp.

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

Timothy A. Mack	61

Timothy A. Mack has served as our director since February 2014.  Mr. Mack has been a member of the Dallas, Texas law firm, Mack Matheson & Marchesoni PLLC, since March 2009.  Prior thereto, Mr. Mack was a partner at an international law firm, Hunton & Williams LLP, and its predecessor firm in Dallas, Texas, where he had practiced law since 1980.  Mr. Mack’s law practice focuses on energy-related matters, particularly finance, securities, corporate and partnership law, corporate governance and mergers and acquisitions.  Mr. Mack is a member of the board of directors of various local non-profit organizations.

We believe Mr. Mack’s experience of over 30 years in advising energy companies in finance, securities, corporate governance and merger and acquisition matters, as well as his prior experience in participating in the management of a large international law firm, brings to the Board additional knowledge and valuable first-hand experience with the duties of directors.

Name	Age	Business Experience and Qualifications
Rheal R. Ranger (1)	55

Rheal R. Ranger has served as our Director since October 2012.  Mr. Ranger currently serves as Executive Vice President with Borealis Infrastructure Management Inc. (Borealis), the infrastructure investment arm of Canada’s OMERS pension plan, a position he has held since January 2012.  In such role, he is responsible for leading and managing Borealis's transaction team in New York.  Prior to assuming this role, he was Borealis's Executive Vice President and Chief Financial Officer, a position that he fulfilled since joining Borealis in June, 2004.  From 1987 to 2004, he served in various executive management positions (including CFO and CEO) within the Standard Broadcasting group of companies, one of Canada’s largest broadcast companies, and from 1982 to 1987 he served as a Tax Manager with Arthur Andersen, a large international accounting firm. In his role as an officer of Borealis, Mr. Rheal has been appointed as an officer and director of several Borealis affiliates and companies in which Borealis invests.  He has served as a director for Midland Co-Generation Venture, a 1633MW gas fired power plant located in Midland, Michigan, since December 2012.

Mr. Ranger was appointed as a member of our board of directors by Texas Transmission pursuant to Texas Transmission’s right under the Limited Liability Company Agreement to designate two directors.  Mr. Ranger has extensive experience in structuring multi-layered investment structures in different regulatory and tax jurisdictions and has actively participated in a number of Borealis's acquisitions and asset management activities.  We believe Mr. Ranger’s extensive business, financial and management experience in the energy industry brings great value to our board of directors, particularly with respect to management and financial matters.

Robert S. Shapard	58

Robert S. Shapard has served as the Chairman of our Board of Directors and Chief Executive since April 2007.  Mr. Shapard joined EFH Corp.’s predecessor in October 2005 as a strategic advisor, helping implement and execute growth and development strategies for Oncor. Between March and October 2005, he served as Chief Financial Officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was Executive Vice President and Chief Financial Officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005.  Before joining Exelon, he was executive vice president and chief financial officer of Ultramar Diamond Shamrock, a North American refining and marketing company, since 2000.  Previously, from 1998 to 2000, Mr. Shapard was CEO and managing director of TXU Australia Pty. Ltd., a subsidiary of the former TXU Corp., which owned and operated electric generation, wholesale trading, retail, and electric and gas regulated utility businesses. Mr. Shapard has served since September 2013 as a member of the board of directors and audit committee of Leidos Holdings, Inc. (formerly SAIC, Inc.), a New York Stock Exchange-listed provider of scientific, engineering and systems integration services.   Mr. Shapard is also a director of Oncor Holdings and a manager of Bondco.  He also serves as chairman of the board of directors of Gridwise® Alliance, the nation’s foremost smart grid organization.

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

Name	Age	Business Experience and Qualifications
Richard W. Wortham III (2) (3)	75

Richard W. Wortham III has served as our Director since October 2007.  Since 1976 he has served as Trustee of The Wortham Foundation, Inc., a private philanthropic foundation with assets of approximately $260 million dedicated to the support and development of Houston’s cultural fabric.  Mr. Wortham has served as President of the Wortham Foundation, Inc. since November 2011 and served as Secretary and Treasurer from November 2008 until November 2011.  From November 2005 to November 2008, he was Chairman and Chief Executive Officer of that foundation.  Mr. Wortham also serves as a Trustee and member of the audit committee of HC Capital Trust, a $14 billion family of mutual funds, and the Center for Curatorial Studies at Bard College and is a Life Trustee and Treasurer of The Museum of Fine Arts, Houston.  Mr. Wortham is also a director of Oncor Holdings.  Additionally, Mr. Wortham has held a leadership role in several companies, including a founding role in several national banks.

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

Steven J. Zucchet (2) (3)	48

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

_______________

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

Our Limited Liability Company Agreement also provides that six of our directors will be independent directors under the standards set forth in Section 303A of the New York Stock Exchange Manual and other standards in our Limited Liability Company Agreement, and that two of those independent directors will be special independent directors under the standards set forth in our Limited Liability Company Agreement.  See “Certain Relationships and Related Transactions, and Director Independence — Director Independence” for a discussion of the independent director and special independent director qualifications.  Our board of directors has determined that Messrs. Dunning, Estrada, Gary, Hill, Mack and Wortham are independent directors and that each of Messrs. Gary and Hill qualifies as a special independent director.  Independent directors are appointed by the nominating committee of Oncor’s Holdings’ board of directors.  The nominating committee of Oncor Holdings is required to consist of a majority of independent directors.

Our board of directors determined that Nora Mead Brownell, who served as a member of our board of directors until her resignation on February 12, 2014, qualified as an independent director and special independent director for purposes of our Limited Liability Company Agreement.  Our board of directors determined that Monte E. Ford, who served as a member of our board of directors until his resignation on February 25, 2014, qualified as an independent director for purposes of our Limited Liability Company Agreement.  As required by our Limited Liability Company Agreement and the Second Amended and Restated Limited Liability Company Agreement of Oncor Holdings, the nominating committee of Oncor Holdings appointed Mr. Gary as Ms. Brownell’s successor and Mr. Mack as Mr. Ford’s successor.  Our board of directors has determined that, for purposes of our Limited Liability Company Agreement, Mr. Gary qualifies as an independent director and special independent director and Mr. Mack qualifies as an independent director.

The board of directors of the sole member of Oncor Holdings has the right, pursuant to the terms of our Limited Liability Company Agreement, to designate one director that is an officer of Oncor.  Mr. Shapard, our Chairman and Chief Executive, serves as this director.

Audit Committee

The Audit Committee is a separately-designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  Our Audit Committee is composed of Messrs. Estrada, Gary and Ranger, each of whom is an “audit committee financial expert” as defined in Item 407(d)(5) of SEC Regulation S-K.  Messrs. Estrada and Gary are independent directors under the standards set forth in our Limited Liability Company Agreement.  Mr. Ranger is a member director, appointed by Texas Transmission.

Executive Officers

The names of our executive officers and information about them, as furnished by the executive officers themselves, are set forth below:

Name	Age	Positions and Offices Presently Held	Business Experience (Preceeding Five Years)
Robert S. Shapard	58	Chairman of the Board and Chief Executive

Robert S. Shapard has served as the Chairman of our Board of Directors and Chief Executive since April 2007.  Mr. Shapard joined EFH Corp.’s predecessor in October 2005 as a strategic advisor, helping implement and execute growth and development strategies for Oncor. Between March and October 2005, he served as Chief Financial Officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was Executive Vice President and Chief Financial Officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005. Before joining Exelon, he was executive vice president and chief financial officer of Ultramar Diamond Shamrock, a North American refining and marketing company, since 2000. Previously, from 1998 to 2000, Mr. Shapard was CEO and managing director of TXU Australia Pty. Ltd., a subsidiary of the former TXU Corp., which owned and operated electric generation, wholesale trading, retail, and electric and gas regulated utility businesses.  Mr. Shapard has served since September 2013 as a member of the board of directors and audit committee of Leidos Holdings, Inc. (formerly SAIC, Inc.), a New York Stock Exchange-listed provider of scientific, engineering and systems integration service.    Mr. Shapard is also a director of Oncor Holdings and a manager of Bondco.  He also serves as chairman of the board of directors of Gridwise® Alliance, the nation’s foremost smart grid organization.

Walter Mark Carpenter	61	Senior Vice President, T&D Operations

Walter Mark Carpenter has served as our Senior Vice President, T&D Operations since October 2011, and in such role is responsible for overseeing transmission grid management operations and Oncor’s interface with ERCOT. He also oversees the system’s distribution operation centers, as well as Oncor’s outage management system, the deployment of the advanced meter system and its integration into operations. From February 2010 until October 2011 he served as our Vice President and Chief Technology Officer, and from 2008 until February 2010 he served as our Vice President and Chief Information Officer. Mr. Carpenter has served EFH Corp’s predecessor and Oncor for 39 years and has held various field management and engineering management positions in transmission and distribution. Mr. Carpenter is a registered Professional Engineer in the State of Texas and is a member of the Institute of Electrical and Electronic Engineers (IEEE) Power System Relaying Committee and the Texas Society of Professional Engineers.

Name	Age	Positions and Offices Presently Held	Business Experience (Preceeding Five Years)
Don J. Clevenger	43	Senior Vice President, Strategic Planning

Don J. Clevenger has served as our Senior Vice President, Strategic Planning, since January 2013.  From February 2010 through December 2012, he served as our Senior Vice President, External Affairs and before that, served as our Vice President, External Affairs from June 2008 until February 2010, Mr. Clevenger served as our Vice President, Legal and Corporate Secretary from December 2007 to June 2008. Between November 2005 and December 2007, Mr. Clevenger held a leadership position in our company with various legal and regulatory responsibilities. Prior to his transfer to Oncor in November 2005, he was Senior Counsel of the Business Services unit of EFH Corp. since April 2004. Mr. Clevenger was a partner in the law firm of Hunton & Williams LLP before he joined EFH Corp.’s predecessor. Mr. Clevenger is also a manager of Bondco and served as a member of the board of directors of the Association of Electric Companies of Texas, Inc.

David M. Davis	56	Senior Vice President and Chief Financial Officer

David M. Davis has served as our Senior Vice President and Chief Financial Officer since February 2010.  From July 2006 until February 2010, he served as Vice President and Chief Financial Officer. He joined Oncor in 2004 and held a leadership position in Oncor’s finance and accounting group until July 2006.  From 1991 to 2004, Mr. Davis served in various positions at EFH Corp.’s predecessor including roles in accounting, information technology and financial planning.  Mr. Davis is a certified public accountant. Mr. Davis is also a manager of Bondco.

Deborah L. Dennis	59	Senior Vice President, Human Resources & Corporate Affairs

Deborah L. Dennis has served as our Senior Vice President, Human Resources & Corporate Affairs since January 2013.  Ms. Dennis has been employed with Oncor and its predecessors and affiliates for 35 years in a number of corporate and customer service functions, including 13 years as a Vice President, most recently serving as Vice President of Corporate Affairs from 2011 to December 2012, and Vice President - Dallas Customer Operations from 2007 to 2011. Ms. Dennis has extensive experience in human resources, customer service, supply chain, outsourcing management and corporate philanthropy.

James A. Greer	53	Senior Vice President and Chief Operating Officer

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

Name	Age	Positions and Offices Presently Held	Business Experience (Preceeding Five Years)
Michael E. Guyton	55	Senior Vice President and Chief Customer Officer

Michael E. Guyton has served as our Senior Vice President since January 2013 and, as of July 2013, also our Chief Customer Officer.  In his role  as Senior Vice President and Chief Customer Officer, Mr. Guyton oversees activities including customer operations and service, community relations and economic development initiatives.  Mr. Guyton has extensive experience in customer operations, having served in various customer operations positions with Oncor and its predecessors and affiliates for 36 years, including 11 years as a Vice President. Prior to assuming his current role, Mr. Guyton served as our Vice President of Customer Operations with responsibility for customer operations in the city of Fort Worth and Tarrant County since July 2006.  Mr. Guyton also currently serves as chairman of the board of directors of Texas Health Harris Methodist Hospital in Ft. Worth.

E. Allen Nye, Jr.	46	Senior Vice President, General Counsel & Secretary

E. Allen Nye, Jr. has served as our Senior Vice President, General Counsel and Secretary since January 2011, and in such role is responsible for overseeing all of Oncor’s legal and compliance matters.  In January 2013 his responsibilities were expanded to include oversight of all regulatory and governmental affairs activity of Oncor.  From June 2008 until joining Oncor, Mr. Nye practiced law as a partner in the Dallas office of Vinson & Elkins LLP, where he focused on representation of regulated energy companies before state and federal government agencies, including the PUCT, the State Office of Administrative Hearings and the FERC.  Prior to Vinson & Elkins, Mr. Nye was a partner in the law firm of Hunton & Williams from January 2002 until May 2008.

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

Item 11.   EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Our board of directors has designated an Organization and Compensation Committee of the board of directors (O&C Committee) to establish and assess our executive compensation policies, which include participation in Oncor-sponsored programs as well as certain employee benefit programs sponsored by EFH Corp.  The O&C Committee met five times in 2013.

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

The O&C Committee conducts a review of total direct compensation for our executive officers, including the executive officers named in the Summary Compensation Table below (collectively with the CEO, the Named Executive Officers, and each, a Named Executive Officer) from time to time as it deems appropriate.  The O&C Committee conducted such a review in 2013. In determining the total direct compensation of our executive officers, the O&C Committee considers the performance of the executives, a competitive market analysis of executive compensation provided by a compensation consultant engaged by the O&C Committee and a peer group analysis.  The O&C Committee obtains the input of the CEO on the performance of executive officers reporting to the CEO.  The CEO assesses the performance of each executive reporting to him in light of the executive’s business unit and function and presents a performance evaluation and compensation recommendation for each of these individuals to the O&C Committee. The CEO also reviews and considers the competitive market analysis in making his recommendation.  The O&C Committee also evaluates the CEO’s performance.  The O&C Committee then determines total compensation, including base salary, annual incentive awards and long-term incentive awards, for each of our executive officers as it deems appropriate.

In the first quarter of each fiscal year, the O&C Committee approves corporate goals and objectives under the annual incentive program and long term incentive program for our executive officers for the current fiscal year, as well as the annual incentive payouts relating to the previous fiscal year’s performance.  Following the completion of each fiscal year, in connection with the annual determination of the incentive awards to be paid to our executive officers reporting to the CEO, the CEO conducts an annual performance review of each such executive officer and evaluates each executive’s performance relative to the corporate goals and objectives for the completed fiscal year set by the O&C Committee.  The CEO then makes recommendations to the O&C Committee with respect to other executive officers’ annual incentive compensation.  The O&C Committee considers the CEO’s recommendations when determining annual incentive award payouts to those executive officers for the previous fiscal year, as well as goals and objectives under the annual incentive programs for the current fiscal year.  The O&C Committee also annually evaluates the CEO’s performance in light of the goals and objectives for the previous fiscal year and, after considering this evaluation, determines the CEO’s annual incentive award payout, as well as goals and objectives under the annual incentive programs for the current fiscal year.

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
•

Long-term incentives through (a) the opportunity to purchase equity interests in Investment LLC, granted at the O&C Committee’s discretion pursuant to the 2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its Affiliates (Equity Interests Plan), and (b) awards under the Oncor Electric Delivery Company LLC Long-Term Incentive Plan (Long-Term Incentive Plan);

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

Compensation Consultant

In January 2013, the O&C Committee engaged Towers Watson, a compensation consultant, to update its 2012 competitive analysis of executive compensation for certain executives as a result of changes to the scope of responsibilities for certain executives effective January 1, 2013. In October 2013, the O&C Committee again engaged Towers Watson to advise and report directly to the O&C Committee on executive compensation issues, including a competitive market analyses of our executive compensation and independent directors’ compensation. Towers Watson also provides consulting and other services to Oncor’s human resources department.

Market Data

While we try to ensure that the greater part of an executive officer’s compensation is directly linked to the executive’s individual performance and Oncor’s financial and operational performance, we also seek to set our executive compensation program in a manner that is competitive with that of our peer group in order to promote retention of key personnel and to attract high-performing executives from outside our company.  In the third quarter of 2013, the O&C Committee assessed compensation of our executives against a number of companies in the transmission/distribution industry and fully integrated utilities.  For purposes of the 2013 assessment, Towers Watson completed a competitive market analysis of executive compensation for the O&C Committee in October 2013.  This analysis involved national utility industry market survey data targeted at both the 50th and 75th percentiles based on compensation information for utilities in the United States with respect to base salary, target cash annual incentives, and long-term incentives, and the resulting target total cash compensation (base salary and target cash annual incentives) and total direct compensation (base salary, target cash annual incentives and long-term incentives). The survey data was aged from the reporting date to January 1, 2014, using an annual rate of 3%, which was the average 2013 merit increase for executives based on the market survey data. Market values were also size-adjusted to $3.3 billion in annual revenues.

In addition to the market data for utilities in the national marketplace, Towers Watson also provided publicly available data for a subset of these utilities, a peer group of transmission/distribution utility companies as well as fully integrated utility companies. Oncor’s size, based on revenues, is at the 50th percentile of this peer group. Towers Watson provided information on total target direct compensation, base salary, annual incentive targets and long-term incentives with respect to the five highest paid executives at each of those companies, along with comparisons of each such executive to the comparable Oncor executive. We include both transmission/distribution utility companies as well as fully integrated utility companies in our peer group because we compete with both for qualified executive personnel.  The primary peer group consisted of the following 12 companies:

American Electric Power Co., Inc.	El Paso Electric Co.	OGE Energy Corp.
Consolidated Edison, Inc.	IdaCorp Inc.	Pepco Holdings Inc.
CenterPoint Energy. Inc.	ITC Holdings Corp.	Portland General Electric Co.
Cleco Corp.	Northeast Utilities	TECO Energy, Inc.

The O&C Committee considered both peer group data and the competitive market survey data, along with individual performance and responsibilities, when determining total direct executive compensation, as well as each element of total direct compensation (base salary, annual incentives and long-term incentives).  The O&C Committee targeted total direct compensation around the 50th percentile of the competitive market survey group.  The 2013 competitive market analysis indicated that aggregate target total direct compensation of our executives was below the 50th percentile of the competitive market survey group. As a result of its review of the Towers Watson study and individual performance and responsibilities, effective November 26, 2013, the O&C Committee increased the base salaries of all Named Executive Officers, including our CEO, and increased the target annual incentive from 50% of base salary to 55% for Messrs. Clevenger, Davis, Greer and Nye.

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

In January 2013, the O&C Committee engaged Towers Watson to update its 2012 competitive analysis of executive compensation for certain executives as a result of changes to the scope of responsibilities for certain executives effective January 1, 2013.  This study indicated that the base salary of our Senior Vice President and Chief Operating Officer, James A. Greer, was significantly below the 50th percentile of the competitive market for his position. As a result, the O&C Committee increased Mr. Greer’s base salary in February 2013. No other changes were made to the compensation of our Named Executive Officers as a result of the January 2013 update to the 2012 Towers Watson study.  In October 2013, the O&C Committee also engaged Towers Watson to, among other things, prepare a competitive market analysis of our executive compensation. As a result of this study, the O&C Committee increased the base salary of each of our Named Executive Officers, effective November 26, 2013, to bring those salaries closer to the 50th percentile of the competitive market for their respective offices.

Annual Base Salary for Named Executive Officers

The annual base salaries of Named Executive Officers at December 31, 2013 were as follows:

Name	Title	At December 31, 2013 (1)
Robert S. Shapard	Chairman of the Board and Chief Executive Officer	$750,000
David M. Davis	Senior Vice President and Chief Financial Officer	$400,000
Don J. Clevenger	Senior Vice President, Strategic Planning	$385,000
James A. Greer	Senior Vice President and Chief Operating Officer	$400,000
E. Allen Nye, Jr.	Senior Vice President, General Counsel & Secretary	$445,000

_______________

(1)

Annual base salaries were increased effective November 26, 2013 as follows: Mr. Shapard - increased from $700,000 to $750,000; Mr. Davis - increased from $375,000 to $400,000; Mr. Clevenger - increased from $365,000 to $385,000; Mr. Greer - increased from $375,000 to $400,000; and Mr. Nye - increased from $425,000 to $445,000.

Executive Annual Incentive Plan

The O&C Committee and our CEO are responsible for administering the Executive Annual Incentive Plan.  The award targets under the plan are established on a company-wide basis and the O&C Committee seeks to set these targets at performance challenging levels.  The O&C Committee determines annual target award percentages for executives based on an evaluation of the most recent competitive market analysis conducted by their independent compensation consultant and, with respect to executives other than our CEO, recommendations from our CEO.  In making his recommendations to the O&C Committee regarding target award percentages, our CEO assesses the performance goals of each executive reporting to him against the goals of the executive’s business unit and function and reviews the competitive market analysis. Executive Annual Incentive Plan awards are based on a target payout, which are set as a percentage of a participant’s base salary and are based on target performance of Oncor and individual participant performance.  The target payout for each executive is set near the median of executives with similar responsibilities among our competitive market survey group. Elected officers of the Company having a title of vice president or above and other specified key employees are eligible to participate in the Executive Annual Incentive Plan provided they are employed by us for a period of at least three full months during a plan year.  Participants who die, become disabled or retire during a plan year are eligible to receive prorated awards under the plan for that plan year provided they completed at least three full months of employment in such plan year. Any awards to executive officers are in the sole discretion of the O&C Committee, and such awards are prorated for the number of months in which the individual was employed by the company.

The aggregate amount of funding for awards payable in any given plan year is determined based on (1) the target award levels of all participants in the Executive Annual Incentive Plan (Aggregate Incentive Pool), (2) achievement of a threshold and target “EBITDA,” consisting of Oncor’s earnings before interest, taxes, depreciation and amortization, excluding securitization revenue and amortization of purchase accounting adjustments, and (3) any additional operational, financial or other metrics that the O&C Committee elects to apply in determining the aggregate amount of awards (Additional Metrics). Based on the level of attainment of these EBITDA and any Additional Metrics targets, the O&C Committee determines an aggregate performance final funding percentage.  This final funding percentage is applied to the Aggregate Incentive Pool to provide the initial amount of funds available for awards to participants under the Executive Annual Incentive Plan, which may then be adjusted by individual performance modifiers. The O&C Committee sets Additional Metrics, performance goals, target awards and individual performance modifiers in its discretion, and also has broad discretion to adjust funding percentages and individual awards.

For 2013, the O&C Committee established Additional Metrics based on operational targets relating to (1) a safety metric based on the number of employee injuries using a Days Away, Restricted or Transfer (DART) system, (2) a reliability metric as measured by the System Average Interruption Duration Index (SAIDI), (3) an operational efficiency metric based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis, and (4) an infrastructure readiness metric based on the capital expenditure per three year average kW peak.  The purpose of these operational targets, which are based on safety, reliability, operational efficiency and infrastructure readiness metrics, is to promote enhancement of our services to customers. The safety metric is important to our operations because it promotes the health and welfare of our employees. In addition, lowering the number of accidents reduces our operating costs, which in turn contributes to lower rates for our customers. Reliability is measured by SAIDI, which measures the average number of minutes electric service is interrupted per customer in a year.  This metric promotes our commitment to minimizing service interruptions to our customers as the lower the SAIDI level for the year, the greater the funding percentage under the Executive Annual Incentive Plan.  Since weather can greatly impact reliability and is outside of our control, the reliability metric measures SAIDI on a non-storm basis. The purpose of the operational efficiency metric is to promote lower expenditures relative to customers served, which in turn contributes to lower rates for our customers. The purpose of the infrastructure readiness metric is to promote capital expenditures in line with the previously set capital plan.  While this metric discourages exceeding the budget, it also discourages spending that is too far below the capital plan, as we believe expenditures to improve our facilities and other capital expenditures are important to maintaining the quality of and enhancing our services to our customers.

Funding of the Aggregate Incentive Pool is based first on the achievement of stated EBITDA thresholds and targets set by the O&C Committee for that year and then, assuming the EBIDTA threshold is met, the operational funding percentage based on achievement of the Additional Metrics. Incentives are only payable under the Executive Annual Incentive Plan in the event the threshold EBITDA is achieved. If the threshold EBITDA is achieved, then the EBITDA funding percentage is 50%.  If the target EBITDA is achieved, the EBITDA funding percentage is 100%. If actual EBITDA exceeds the target EBITDA, then funding equals the operational funding percentage, up to 150%. If actual EBITDA is less than or is equal to the target EBITDA, then funding of the Aggregate Incentive Pool is the lesser of the EBITDA funding percentage or the operational funding percentage. For 2013, our EBITDA for purposes of the Executive Annual Incentive Plan met the threshold EBITDA and met the target EBITDA, resulting in an EBITDA funding percentage of 100%.  Our operational funding percentage was 102.8%. As a result, funding of the Aggregate Incentive Pool was based on the lesser of the two percentages, resulting in an Aggregate Incentive Pool funding percentage of 100%. For more detailed information on the calculation of the 2013 EBITDA funding percentage and the operational funding percentage, see the narrative that follows the Grants of Plan- Based Awards – 2013 table.

To calculate an executive officer’s award amount, the final funding percentage is first multiplied by the executive officer’s target award, which is computed as a percentage of actual base salary. Based on the executive officer’s performance, an individual performance modifier is then applied to the calculated award to determine the final incentive payment.  An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO).  Factors used in determining individual performance modifiers may include operational measures (including the safety, reliability, operational efficiency and infrastructure readiness metrics discussed above), company objectives, individual management and other goals, specific job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior.  Each executive officer’s individual performance modifier is set by the O&C Committee within a range determined in its discretion. For 2013 plan year awards, the O&C Committee set this range at plus fifty percent (+50%) to minus fifty percent (-50%). The O&C Committee did not apply any individual performance modifiers to 2013 Named Executive Officer awards.

The following table provides a summary of the 2013 targets and actual awards for each Named Executive Officer.  All awards under the Executive Annual Incentive Plan are made in the form of lump sum cash payments to participants by March 15 of the year following the plan year to which the award relates.

2013 Annual Incentives (Payable in 2014) for Named Executive Officers

,	Opportunity
Name	Target Payout Opportunity (% of Salary)	Target Award ($ Value)	Actual Award ($)	Actual Award (% of Target)
Robert S. Shapard	75%	528,125	542,913	102.8
David M. Davis (1)	55%	190,208	195,534	102.8
Don J. Clevenger (1)	55%	184,937	190,115	102.8
James A. Greer (1)	55%	188,125	193,393	102.8
E. Allen Nye, Jr. (1)	55%	215,188	221,213	102.8

_____________

(1)

Incentive target payout opportunity percentages were increased by the O&C Committee from 50% to 55% effective November 26, 2013 for Messrs. Clevenger, Davis, Greer, and Nye based on the October 2013 Towers Watson study. Target Awards reflect a pro-rata calculation based on the two target payout opportunities, using 50% for the first 11 months of the year and 55% for the final month of the year.

Retention Agreement

In February 2013, the O&C Committee approved our entrance into a retention agreement with Mr. Nye to reinforce and encourage his continued dedication to us as a member of the executive management team and to assure that we will retain his services to achieve our retention objectives.  As our Senior Vice President, General Counsel and Secretary, Mr. Nye is responsible for overseeing all of Oncor’s legal, regulatory and legislative efforts. In approving the agreement, the O&C Committee considered Mr. Nye’s demonstrated leadership qualities, his ongoing contributions to the Company’s success, the potential retention risk and the extent of disruption likely to be caused by unplanned attrition. The agreement provides for the payment of a one-time cash retention bonus of $300,000 to Mr. Nye contingent upon his continued employment and satisfactory performance of his job duties as directed by Oncor through December 31, 2014. For a description of the material terms of this retention agreement, see “— Individual Named Executive Officers Compensation — Compensation of Other Named Executive Officers — E. Allen Nye, Jr.”

 Long-Term Incentives

Our long-term incentive program currently consists of the Equity Interests Plan and the Long-Term Incentive Plan. The Long-Term Incentive Plan was adopted in February 2013, to be effective as of January 1, 2013, as a replacement long-term incentive program to the SARs Plan.  The purpose of our long-term incentive program is to promote the long-term financial interests and growth of Oncor by attracting and retaining management and other personnel and key service providers.  Our long-term incentive program was developed to enable us to be competitive in our compensation practices and because we believe that equity ownership in Oncor under the Equity Interests Plan and the opportunity to benefit from positive long-term performance of the company under our plans motivate our management to work towards the long-term success of our business and align management’s interests with those of our equity holders.  In addition, we believe that certain employment-related conditions and the multi-year time periods of these programs, as discussed in more detail below, provide significant retentive value to us.

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

In November 2008 and August 2011, pursuant to the terms of the Equity Interests Plan, our board of directors offered certain officers and key employees the opportunity to invest in Investment LLC and purchase Class B Interests in Investment LLC for the fair market value of Class B Interests on such date, as determined by our board of directors (collectively, the Management Investment Opportunity).  In addition to the opportunity to purchase Class B Interests in Investment LLC such officers and key employees also received an amount of SARs based on the aggregate amount invested.  SARs received in connection with the Management Investment Opportunity were subject to the terms of the SARs Plan, and were all exercised in 2012 as discussed under “— Stock Appreciation Rights Settlement” below.  Participants in the Management Investment Opportunity were also given the option to fund any or all of their investment in Investment LLC using funds in their Salary Deferral Program accounts.  Any Class B Interests purchased by an executive officer using funds in his or her Salary Deferral Program account are held of record by the Salary Deferral Program for the benefit of such officer.

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

Pursuant to its limited liability company agreement, Investment LLC must at all times ensure that for each outstanding Class B Interest it issues, Investment LLC holds a corresponding number of units of Oncor’s equity interests. As a result, any future issuances under the Equity Interests Plan will require Investment LLC to purchase from Oncor Holdings additional equity interests of Oncor. Investment LLC has entered into a revolving stock purchase agreement with Oncor Holdings pursuant to which Investment LLC may purchase units of Oncor’s equity interests held by Oncor Holdings in the event Investment LLC proposes to issue additional Class B Interests pursuant to the Equity Interests Plan.  However, the aggregate number of equity interests sold by Oncor Holdings pursuant to the revolving stock purchase agreement cannot result in Oncor Holdings owning less than 80% of Oncor’s outstanding equity interests, or 508,000,000 units. At February 25, 2014, Investment LLC may purchase from Oncor Holdings up to an additional 191,492 units of Oncor and issue up to a corresponding number of Class B Interests.

For a more detailed description of the Equity Interests Plan and the Management Investment Opportunity, refer to the narrative that follows the Grants of Plan-Based Awards – 2013 table.

Long-Term Incentive Plan

On February 13, 2013, our board of directors adopted the Long-Term Incentive Plan, effective January 1, 2013, as a replacement long-term incentive program to the SARs Plan.  The Long-Term Incentive Plan encourages retention of executive officers and key employees by stipulating performance periods of generally 36 months. We also believe that these multi-year performance periods encourage participants to strive for the long-term, sustained success of the company. The nature of the performance targets also ensures that participants strive towards both financial and operational goals.

Our board of directors delegated administration of the Long-Term Incentive Plan to the O&C Committee. Our executive officers and any other key employees of the company or its subsidiaries designated by the O&C Committee are eligible to participate. The plan provides for cash awards to be paid after completion of a performance period based on achievement of certain stated performance goals. A performance period under the Long-Term Incentive Plan is the 36 month period beginning each January 1, unless otherwise determined by the O&C Committee in its sole discretion, and the participants for each performance period shall be determined by the O&C Committee not later than the 90th day after commencement of such performance period. Performance goals are set forth in each participant’s individual award agreement and consist of one or more specific performance objectives established by the O&C Committee in its discretion within the first 90 days of the applicable performance period. Performance goals may be designated with respect to the company as a whole or one or more operating units, and may also be determined on an absolute basis or relative to internal goals, or relative to levels attained in prior years, or relative to other companies or indices, or as ratios expressing relationships between two or more performance goals. For 2013, the O&C Committee set the performance targets on a company-wide basis and at levels it believes are performance challenging.

The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2013 would consist of both financial and operational metrics.  The funding of the 2013 Long-Term Incentive Plan award is contingent first upon Oncor achieving a cumulative threshold net income level for the three year period. If Oncor fails to achieve the stated net income level for the performance period, no award is payable. If Oncor achieves the threshold net income level, the percentage of target net income achieved is used to determine a funding trigger percentage. Once a funding trigger percentage is determined, an operational goal percentage is determined based on Oncor’s satisfaction of four operational metrics. The operational goals used for the Long-Term Incentive Plan awards mirror the operational metrics used for awards under the Executive Annual Incentive Plan.  These goals relate to (1) a safety metric based on the number of employee injuries using a Days Away, Restricted or Transfer (DART) system, (2) a reliability metric as measured by the System Average Interruption Duration Index (SAIDI), (3) an operational efficiency metric based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis, and (4) an infrastructure readiness metric based on the capital expenditure per three year average kW peak. The purpose of these operational targets, which are based on safety, reliability, operational efficiency and infrastructure readiness metrics, is to promote enhancement of our services to customers. The O&C Committee set the threshold, target and stretch levels for each operational metric. The achievement of those levels results in funding for a specific metric of 50%, 100% and 150%, respectively. Once the threshold has been achieved, actual results in between each level results in a funding percentage equal to the percentage of the target achieved. Based on the weighting for each operational metric, an aggregate weighted average of operational goal percentage is determined. The amount of each Long-Term Incentive Plan award is then determined based on the product of (i) the funding trigger percentage, multiplied by (ii) the weighted average of stated operational goal percentages, multiplied by (iii) the target opportunity dollar amount stated in each individual award letter.

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

The following table provides a summary of the targets awards granted to each Named Executive Officer in 2013.  All awards under the Long Term Incentive Plan are to be made in the form of lump sum cash payments to participants on or before April of the year following the last year of the performance period. For target awards granted in 2013, awards are payable on or before April 1, 2016.

2013 Target Long-Term Incentive Plan Awards (Payable in 2016) for Named Executive Officers

Name	Target Award ($ Value)
Robert S. Shapard	$ 1,926,400
David M. Davis	$ 552,000
Don J. Clevenger	$ 537,280
James A. Greer	$ 552,000
E. Allen Nye, Jr.	$ 625,600

For a more detailed description of the Long-Term Incentive Plan, refer to the narrative that follows the Grants of Plan-Based Awards – 2013 table.

Stock Appreciation Rights Settlement

The O&C Committee adopted and implemented the SARs Plan in 2008.  Between 2008 and 2011, the O&C Committee awarded SARs pursuant to the SARs Plan to certain employees of Oncor, including the Named Executive Officers. In 2012, our board of directors offered all participants in the SARs Plan the opportunity to participate in an early exercise of all outstanding SARs issued under the SARs Plan (SARs Exercise Opportunity). All participants in the SARs Plan accepted the SARs Exercise Opportunity in November 2012, and as a result, all outstanding SARs under the SARs

Plan were exercised. The SARs Exercise Opportunity entitled each participant in the SARs Plan, including our Named Executive Officers, to: (1) an exercise payment, paid in 2012, subject to certain deferrals by executive officers as described below; and (2) the accrual of interest on all dividends declared to date with respect to the SARs, and no further dividend accruals.  As a result of the SARs Exercise Opportunity, we began to accrue interest for the Named Executive Officers on the following amounts of dividends:  Mr. Shapard, $5,104,820; Mr. Davis, $816,771; Mr. Clevenger, $816,771, Mr. Greer, $1,061,802; and Mr. Nye, $250,649. The dividends and interest are payable when dividends would become payable under the SARs Plan, which is generally upon a participant’s death, disability, separation from service, unforeseeable emergency, or a change in control, each as defined by section 409A of the Internal Revenue Code. After the withholding of all applicable taxes, each of the Named Executive Officers agreed to defer from his exercise payments the following amounts: Mr. Shapard, $2,957,400; Mr. Davis, $473,184; Mr. Clevenger, $473,184, Mr. Greer, $615,139, and Mr. Nye, $147,966. These Named Executive Officers agreed to defer such amounts until the earlier of November 7, 2016 or the occurrence of an event triggering SAR exercisability under the SARs Plan. These events generally include a change of control, an EFH realization event, a liquidity event or the achievement of certain financial returns as described in the SARs Plan. The deferred amounts were placed in a bankruptcy-remote trust.

The SARs Plan remains in effect solely with respect to the payout of these dividend, interest and deferred exercise payment amounts. The O&C Committee does not plan to issue any additional SARs under the SARs Plan. The Long-Term Incentive Plan was developed to replace the SARs Plan as the primary long-term incentive component of executive compensation.

Deferred Compensation and Retirement Plans

Our executive compensation package includes the ability to participate in the Salary Deferral Program, the EFH Thrift Plan, the Oncor Retirement Plan and the Supplemental Retirement Plan and for executives hired before January 1, 2002, subsidized retiree health care coverage.  We believe that these programs, which are common among companies in the utility industry, are important to attract and retain qualified executives.  Although some of these plans are sponsored by EFH Corp., Oncor is directly responsible for the costs of any matching awards, premiums and other payments relating to Oncor employees pursuant to these programs.

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

Thrift Plan

Under the EFH Thrift Plan, all eligible employees of EFH Corp. and any of its participating subsidiaries, including Oncor, may contribute a portion of their regular salary or wages to the plan.  Under the EFH Thrift Plan, Oncor matches a portion of an employee’s contributions.  This matching contribution is 75% of the employee’s contribution up to the first 6% of the employee’s salary for employees covered under the traditional defined benefit component of the Oncor Retirement Plan, and 100% of the employee’s contribution up to 6% of the employee’s salary for employees covered under the cash balance component of the Oncor Retirement Plan.  All matching contributions are invested in EFH Thrift Plan investments as directed by the participant and are immediately vested.

Retirement Plan

All Oncor employees are eligible to participate in a retirement plan, which is qualified under applicable provisions of the Code.  Until January 1, 2013, Oncor was a participating employer in the EFH Retirement Plan. In August 2012, EFH Corp. announced various changes to the EFH Retirement Plan, including splitting off into a new plan all of the assets and liabilities associated with Oncor employees and all retirees and terminated vested participants of EFH Corp. and its subsidiaries (including discontinued businesses). Effective January 1, 2013, Oncor assumed sponsorship of the new plan, which is referred to in this Annual Report as the Oncor Retirement Plan. The benefits to Oncor employees are identical under the EFH Retirement Plan and the Oncor Retirement Plan. See Footnote 9 to Financial Statements for additional information on the EFH Retirement Plan and the Oncor Retirement Plan.

The Oncor Retirement Plan contains both a traditional defined benefit component and a cash balance component.  Effective January 1, 2002, the defined benefit plan changed from a traditional final average pay design to a cash balance design.  This change was made to better align the retirement program with competitive practices.  All participants were extended an opportunity to remain in the traditional program component or transition to the cash balance component.  Messrs. Davis and Greer elected to remain in the traditional program.

All employees employed after January 1, 2002 are eligible to participate only in the cash balance component.  As a result, Messrs. Shapard, Clevenger and Nye are covered only under the cash balance component.  For a more detailed description of the Oncor Retirement Plan, refer to the narrative that follows the Pension Benefits table.

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

Retiree Health Care

Employees hired by Oncor (or EFH Corp’s predecessor) prior to January 1, 2002 are generally entitled to receive an employer-paid subsidy for retiree health care coverage upon their retirement from Oncor.   As such, Messrs. Davis and Greer will be entitled to receive a subsidy from Oncor for retiree health care coverage upon their retirement from Oncor.  Messrs. Shapard, Clevenger and Nye were hired after January 1, 2002 and are not eligible for the employer subsidy.

Perquisites and Other Benefits

Perquisites provided to our executive officers are intended to serve as part of a competitive total compensation program and to enhance our executives’ ability to conduct company business.  These benefits include financial planning, a preventive physical health exam, reimbursements for certain business-related country club and/or luncheon club membership costs.  For a more detailed description of the perquisites, refer to Footnote 3 in the Summary Compensation Table below.

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

Split-Dollar Life Insurance:  As a participating subsidiary in the EFH Corp. Split-Dollar Life Insurance Program (Split-Dollar Life Insurance Program), split-dollar life insurance policies were purchased for eligible executives of Oncor.  The eligibility provisions of this program were modified in 2003 so that no new participants were added after December 31, 2003.  Accordingly, none of our Named Executive Officers are eligible to participate in the Split-Dollar Life Insurance Program, although certain of our other executives are participants.  The death benefits of participants’ insurance policies are equal to two, three or four times their annual EFH Split-Dollar Life Insurance Program compensation, depending on their executive category.  Individuals who first became eligible to participate in the Split-Dollar Life Insurance Program after October 15, 1996, vested in the insurance policies issued under the Split-Dollar Life Insurance Program over a six-year period.  Oncor pays the premiums for the policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments.  Although the Split-Dollar Life Insurance Program is terminable at any time, it is designed so that if it is continued, EFH Corp./Oncor will fully recover all of the insurance premium payments covered by the collateral assignments either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of 15 years of participation or the participant’s attainment of age 65.  At the Merger, the Split-Dollar Life Insurance Program was amended to freeze the death benefits at the then current level.

Spouse Travel Expenses:  From time to time we pay for an executive officer's spouse to travel with the executive officer when taking a business trip, if their presence contributes to the business purpose.

In addition to the benefits described above, Oncor offers its executive officers the ability to participate in benefit plans for medical, dental and vision insurance, group term life insurance and accidental death and disability, which are generally made available to all employees at the company.

Individual Named Executive Officers Compensation

Oncor has not entered into employment agreements with any of the Named Executive Officers.   As described below, in February 2013 Oncor entered into a retention agreement with Mr. Nye providing for the payment of a one-time cash retention bonus if certain conditions are satisfied.

CEO Compensation

Robert S. Shapard

The following is a summary of Mr. Shapard’s individual compensation for 2013.

Base Salary:  Mr. Shapard’s base salary as Chairman and CEO was increased from $700,000 to $750,000 effective November 26, 2013.

Annual Incentive:  In 2014, the O&C Committee awarded Mr. Shapard $542,913 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2013 performance as well as the O&C Committee’s review of Mr. Shapard’s overall leadership of the company in 2013. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan- Based Awards – 2013 table and related narrative.

Long-Term Incentives:  In 2013, Mr. Shapard was granted a Long-Term Incentive Plan target award of $1,926,400 for the performance period of January 1, 2013 through December 31, 2015. Actual awards will be based on the Company’s achievement of the performance goals set forth in the award agreement and are payable on or before April 1, 2016. See “—

Compensation Elements —Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan Based Awards-2013 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Compensation of Other Named Executive Officers

David M. Davis

The following is a summary of Mr. Davis’s individual compensation for 2013.

Base Salary:  Mr. Davis’ base salary as Senior Vice President and Chief Financial Officer was increased from $375,000 to $400,000 effective November 26, 2013.

Annual Incentive:  In 2014, the O&C Committee awarded Mr. Davis $195,534 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2013 performance, as well as Mr. Davis’s individual performance in 2013. Specifically, the O&C Committee and the CEO considered his management of the company’s financial systems, operations and initiatives, including the maintenance of planning, budgeting, accounting, and treasury functions and his management of the liquidity of Oncor’s maintenance and construction programs. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan- Based Awards – 2013 table and related narrative.

Long-Term Incentives:  In 2013, Mr. Davis was granted a Long-Term Incentive Plan target award of $552,000 for the performance period of January 1, 2013 through December 31, 2015. Actual awards will be based on the Company’s achievement of the performance goals set forth in the award agreement and are payable on or before April 1, 2016. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan Based Awards-2013 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Don J. Clevenger

The following is a summary of Mr. Clevenger’s individual compensation for 2013.

Base Salary:  Mr. Clevenger’s base salary as Senior Vice President, Strategic Planning, was increased from $365,000 to $385,000 effective November 26, 2013.

Annual Incentive:  In 2014, the O&C Committee awarded Mr. Clevenger $190,115 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2013 performance, as well as Mr. Clevenger’s individual performance in 2013. Specifically, the O&C Committee and the CEO evaluated his performance overseeing the development of strategies, policies and plans for optimizing the value and performance of our electric delivery systems and related assets. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan- Based Awards – 2013 table and related narrative.

Long-Term Incentives:   In 2013, Mr. Clevenger was granted a Long-Term Incentive Plan target award of $537,280 for the performance period of January 1, 2013 through December 31, 2015. Actual awards will be based on the Company’s achievement of the performance goals set forth in the award agreement and are payable on or before April 1, 2016. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan Based Awards-2013 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

James A. Greer

The following is a summary of Mr. Greer’s individual compensation for 2013.

Base Salary:  Mr. Greer’s base salary as Senior Vice President and Chief Operating Officer was increased from $350,000 to $375,000 effective February 26, 2013 and to $400,000 effective November 26, 2013.

Annual Incentive:  In 2014, the O&C Committee awarded Mr. Greer $193,393 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2013 performance, as well as Mr. Greer’s individual performance in 2013 overseeing the complex operations of Oncor’s entire transmission and distribution system, one of the largest such systems in the country. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—

Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan- Based Awards – 2013 table and related narrative.

Long-Term Incentives:   In 2013, Mr. Greer was granted a Long-Term Incentive Plan target award of $552,000 for the performance period of January 1, 2013 through December 31, 2015. Actual awards will be based on the Company’s achievement of the performance goals set forth in the award agreement and are payable on or before April 1, 2016. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan Based Awards-2013 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

E. Allen Nye, Jr.

The following is a summary of Mr. Nye’s individual compensation for 2013.

Base Salary:  Mr. Nye’s base salary as Senior Vice President and General Counsel was increased from $425,000 to $445,000 effective November 26, 2013.

Annual Incentive:  In 2014, the O&C Committee awarded Mr. Nye $221,213 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2013 performance, as well as Mr. Nye’s individual performance in 2013 overseeing all legal, regulatory and governmental affairs matters affecting Oncor. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan- Based Awards – 2013 table and related narrative.

Long-Term Incentives:   In 2013, Mr. Nye was granted a Long-Term Incentive Plan target award of $625,600 for the performance period of January 1, 2013 through December 31, 2015. Actual awards will be based on the Company’s achievement of the performance goals set forth in the award agreement and are payable on or before April 1, 2016. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan Based Awards-2013 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Retention Agreement: In February 2013, the O&C Committee approved our entrance into a retention agreement with Mr. Nye.  The agreement provides for the payment of a one-time cash retention bonus of $300,000 to Mr. Nye contingent upon his continued employment and satisfactory performance of his job duties as directed by Oncor through December 31, 2014.  The bonus is payable in accordance with Oncor’s normal payroll practices or as soon as practicable after December 31, 2014.  In the event Mr. Nye is terminated with cause or elects to terminate his employment without good reason prior to December 31, 2014, he will immediately forfeit the retention bonus.  In the event Mr. Nye’s employment is terminated prior to December 31, 2014 either by Oncor without cause, by him for good reason, or as a result of his death or disability, the retention bonus will immediately vest and become payable.  Under the agreement, a termination for “cause” is defined as a termination as a result of the commitment of any of the following actions by Mr. Nye: (i) a breach of any fiduciary duty to Oncor, (ii) gross negligence in the performance of his duties, (iii) failure or refusal to carry out the duties of his position with Oncor, (iv) any action or omission that results in material injury to the assets, business prospectus or reputation of Oncor or any of its affiliates, (v) appropriation of a material business opportunity of Oncor or any of its affiliates, including securing or attempting to secure personal profit as a result of any transaction involving Oncor or any of its affiliates; (vi) breach of Oncor’s Code of Conduct or a material employment policy or rule; or (vii) any indictment or plea of nolo contendere or guilty for any crime involving fraud, theft, embezzlement or moral turpitude.  The agreement defines “good reason” as any one or more of the following actions taken without Mr. Nye’s express consent: (i) a reduction in base salary other than a broad-based reduction of base salaries for similarly situated Oncor executives; or (ii) a material reduction in the aggregate level or benefits for which Mr. Nye is eligible, other than a broad-based benefits reduction for similarly situated executives.  The agreement also provides that during Mr. Nye’s employment with Oncor or any affiliate and for a period of 12 months thereafter, he will not directly or indirectly solicit, recruit, encourage or in any way cause any executive of Oncor or any affiliate to terminate his employment with Oncor or such affiliate.  An affiliate is defined in the agreement as any entity that controls, is controlled by, or is under common control with, Oncor.

Contingent Payments

Change in Control Policy

Oncor makes available a change in control policy (the Change in Control Policy) for its eligible executives.  The purpose of the Change in Control Policy is to provide the payment of transition benefits to eligible executives if:

•	Their employment with the company or a successor is terminated within twenty-four months following a change in control of the company; and
•	They:
o	are terminated without cause, or
o	resign for good reason due to a reduction in salary or a material reduction in the aggregate level or value of benefits for which they are eligible.

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

Under the SARs Plan and related 2012 SARs Exercise Opportunity, while the SARs are outstanding, amounts equal to dividends that are paid in respect of Oncor membership interests are credited to the SARs holder’s account as if the SARs were units of Oncor, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control.  As payments under the dividend provision are not contingent upon a future liquidity event, the liability related to the declared dividends is accrued as vested. For accounting purposes, the liability is discounted based on an employee’s expected retirement date.

Income Tax Considerations

Section 162(m) of the Code limits the tax deductibility by a publicly held company of compensation in excess of $1 million paid to the CEO or any other of its three most highly compensated executive officers other than the principal financial officer.  Because we are a privately-held limited liability company, Section 162(m) will not limit the tax deductibility of any executive compensation for 2013.

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

The following table provides information, for the fiscal years ended December 31, 2013, 2012, and 2011 regarding the aggregate compensation paid to our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option/ SAR Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)
Robert S. Shapard
Chairman of the Board	2013	704,167	0	0	542,913	120,683	246,888	1,614,651
and Chief Executive	2012	700,000	0	0	505,575	285,531	18,486,361	19,977,467
Officer	2011	700,000	0	0	627,165	99,087	972,443	2,398,695
David M. Davis
Senior Vice President	2013	377,083	0	0	195,534	71,223	79,560	723,400
and Chief Financial	2012	375,000	0	0	180,563	559,203	2,996,698	4,111,464
Officer	2011	352,083	0	0	210,299	376,526	192,316	1,131,224
Don J. Clevenger
Senior Vice President,	2013	366,667	0	0	190,115	36,935	82,265	675,982
Strategic Planning	2012	365,000	0	0	175,748	26,332	2,998,351	3,565,431
	2011	342,083	0	0	182,285	33,407	194,803	752,578
James A. Greer
Senior Vice President	2013	372,917	0	0	193,393	145,722	87,299	799,331
and Chief Operating	2012	350,000	0	0	168,525	556,772	3,874,877	4,950,174
Officer
E. Allen Nye, Jr.
Senior Vice President,	2013	426,667	0	0	221,213	29,437	74,566	751,883
General Counsel and	2012	425,000	0	0	204,638	29,249	121,051	779,938
Secretary	2011	416,950	1,736	1,796,484	253,853	0	92,141	2,561,164

______________

(1)

Amounts reported as “Non-Equity Incentive Plan Compensation” were earned by the executive in the respective year and represent amounts related to awards for such years pursuant to the Executive Annual Incentive Plan.  Awards under the Executive Annual Incentive Plan for any given year are paid in March of the following year.

(2)

Amounts reported under this column reflect the aggregate change in actuarial value at December 31 of the specified year as compared to December 31 of the previous year of each executive’s accumulated benefits under the Oncor Retirement Plan and the Supplemental Retirement Plan.  For a more detailed description of these plans, see “– Compensation Discussion and Analysis – Compensation Elements – Deferred Compensation and Retirement Plans” and the narrative that follows the Pension Benefits table below.  With respect to the Oncor Retirement Plan, Messrs. Davis and Greer are covered under the traditional defined benefit component and Messrs. Shapard, Clevenger and Nye are covered under the cash balance component. There are no above-market or preferential earnings for nonqualified deferred compensation.

(3)	Amounts reported as “All Other Compensation” for 2013 are attributable to the executive’s receipt of compensation as described in the following table:

2013 All Other Compensation Components for Named Executive Officers

Name	EFH Thrift Plan Company Match ($)	Salary Deferral Program Company Match ($) (1)	SARs Plan Settlement Dividend Interest Accruals ($)(2)	Perquisites ($) (3)	Total ($)
Robert S. Shapard	15,300	56,333	145,579	29,676	246,888
David M. Davis	11,475	30,167	23,293	14,625	79,560
Don J. Clevenger	15,300	29,333	23,293	14,339	82,265
James A. Greer	11,475	29,833	30,280	15,711	87,299
E. Allen Nye, Jr.	11,730	34,133	7,148	21,555	74,566

______________

(1)

Amounts represent company matching amounts under the Salary Deferral Program.    Refer to the narrative that follows the Nonqualified Deferred Compensation table below for a more detailed description of the Salary Deferral Program and the matching formula.

(2)

As discussed under “Compensation Discussion and Analysis – Compensation Elements – Long-Term Incentives – Stock Appreciation Rights Settlement,” in connection with the SARs Exercise Opportunity participants agreed that no further dividends would accrue, but that interest would be paid on dividends accrued to date. Amounts in this column reflect such interest accruals in 2013.

(3)

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

2013 Perquisites for Named Executive Officers

Name	Financial Planning ($)	Executive Physical ($)	Country Club and/or Luncheon Club Dues ($)	Spouse Travel ($) (1)	Other ($) (2)	Total ($)
Robert S. Shapard	10,730	2,634	11,952	575	3,785	29,676
David M. Davis	9,410	2,682	2,533	—	—	14,625
Don J. Clevenger	—	2,572	10,051	—	1,716	14,339
James A. Greer	9,410	6,301	—	—	—	15,711
E. Allen Nye, Jr.	9,410	2,684	9,461	—	—	21,555

______________

(1)Amounts in this column represent spouse expenses for accompanying the Named Executive Officer on business travel.

(2)Amounts in this column represent the cost of event tickets for personal entertainment.

Grants of Plan-Based Awards – 2013

The following table sets forth information regarding grants of plan-based awards to Named Executive Officers under Executive Annual Incentive Plan during the fiscal year ended December 31, 2013.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Max.
Name	($)	($)	($)
Robert S. Shapard
Executive Annual Incentive Plan (1)	264,063	528,125	792,188
Long-Term Incentive Plan (2)	963,200	1,926,400	2,889,600
David M. Davis
Executive Annual Incentive Plan (1)	95,104	190,208	285,312
Long-Term Incentive Plan (2)	276,000	552,000	828,000
Don J. Clevenger
Executive Annual Incentive Plan (1)	92,469	184,938	277,407
Long-Term Incentive Plan (2)	268,640	537,280	805,920
James A. Greer
Executive Annual Incentive Plan (1)	94,063	188,125	282,188
Long-Term Incentive Plan (2)	276,000	552,000	828,000
E. Allen Nye, Jr.
Executive Annual Incentive Plan (1)	107,594	215,188	322,782
Long-Term Incentive Plan (2)	312,800	625,600	938,400

________________

(1)

The amounts reported reflect the threshold, target and maximum amounts available under the Executive Annual Incentive Plan.  Threshold, target and maximum amounts were determined by the O&C Committee in February 2013 and final awards were granted by the O&C Committee in February 2014.  The actual awards for the 2013 plan year will be paid in March 2014 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

(2)

The amounts reported reflect the threshold, target and maximum amounts available under the Long-Term Incentive Plan. Target amounts for each Named Executive Officer were determined by the O&C Committee in February 2013 and final awards will be payable on or before April 1, 2016 based on achievement of performance goals for the 2013-2015 performance period, as discussed in more detail below under “— Long-Term Incentive Plan.”

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

2013 Funding Percentage

As described above, the funding percentage is based on EBITDA and any Additional Metrics the O&C Committee elects to apply in any given plan year, which we refer to as the operational funding percentage.  For 2013, the O&C Committee exercised the discretion granted it in the plan and established Additional Metrics based on operational targets relating to (1) a safety metric based on the number of employee injuries using a Days Away, Restricted or Transfer (DART) system, (2) a reliability metric as measured by the System Average Interruption Duration Index (SAIDI), (3) an operational efficiency metric based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis and (4) an infrastructure readiness metric based on the capital expenditure per three year average kW peak.  The purpose of these operational targets, which are based on safety, reliability, operational efficiency and infrastructure readiness metrics, is to promote enhancement of our services to customers.

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

For 2013, the EBITDA funding triggers (threshold and target), actual results and funding percentage under the Executive Annual Incentive Plan were as follows:

	Threshold ($ in millions) (1)	Target ($ in millions) (2)	Actual Results ($ in millions)	EBITDA Funding Percentage (3)
EBITDA	1,567	1,742	1,764	100

______________

(1)	Achievement of the threshold EBITDA level results in a 50% funding percentage.
(2)	Achievement of the target EBITDA level results in a 100% funding percentage.
(3)	Provided that the threshold has been met, the EBITDA funding percentage equals the percentage of target EBITDA achieved.

Step 2: Operational Achievement

If the threshold EBITDA is achieved, then once the EBITDA funding percentage is determined, the operational metrics set by the O&C Committee are then applied to determine an operational funding percentage. The operational funding percentage can increase or decrease the funding percentage of the Aggregate Incentive Pool. If actual EBITDA exceeds the target EBITDA, then funding equals the operational funding percentage, up to 150%. If actual EBITDA is less than or is equal to the target EBITDA, then funding of the Aggregate Incentive Pool is the lesser of the EBITDA funding percentage or the operational funding percentage. For 2013, since actual EBITDA exceeded the target EBITDA, the Aggregate Incentive Pool was based on the operational funding percentage of 102.8%.

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

For 2013, the operational funding triggers, actual results and funding percentages under the Executive Annual Incentive Plan were as follows:

Goal	Weighting	Threshold (1)	Target (2)	Superior (3)	Actual Results	Operational Funding Percentage
Safety (measured in number of injuries per 200,000 hours)
DART	30%	0.92	0.83	0.78	0.59	45.0%
Reliability (measured in minutes)
Non-storm SAIDI	30%	101.0	96.0	87.0	100.2	17.4%
Operational Efficiency – O&M (measured in $ per customer)
O&M	30%	167.52	156.56	145.60	156.29	30.4%
Operational Efficiency – Infrastructure Readiness
Capital expenditures per three year average kW peak	10%	97.00% - 97.99% 103.00% - 105.00%	98.00% - 98.99% 101.50% - 102.99%	99.00% - 101.49%	102.06%	10.0%
Total Operational Funding Percentage						102.8%

______________

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

In 2013, satisfaction of safety metrics comprised 30% of the operational funding percentage. The safety metric measures the number of employee injuries using a DART system, which measures the amount of time our employees are away from their regular employment posts due to injury.  DART is measured in the number of injuries per 200,000 hours and does not include employees that are part of the individual performance incentive program offered to our meter readers. The safety metric is important to our operations because it promotes the health and welfare of our employees. In addition, lowering the number of accidents reduces our operating costs, which in turn contributes to lower rates for our customers.

In 2013, satisfaction of reliability metrics comprised 30% of the operational funding percentage. Reliability is measured by SAIDI, which measures the average number of minutes electric service is interrupted per customer in a year. This metric promotes our commitment to minimizing service interruptions to our customers as the lower the SAIDI level for the year, the greater the funding percentage under the Executive Annual Incentive Plan. Since weather can greatly impact reliability and is outside of our control, the reliability metric measures SAIDI on a non-storm basis.

In 2013, satisfaction of operational efficiency metrics related to O&M comprised 30% of the operational funding percentage. Operational efficiency is measured based on O&M per customer, excluding third party network transmission fees and amortization of regulatory assets. The purpose of the O&M metric is to promote lower expenditures relative to customers served, which in turn contributes to lower rates for our customers.

In 2013, satisfaction of operational efficiency metrics related to infrastructure readiness comprised the final 10% of the operational funding percentage. Infrastructure readiness is measured based on Oncor’s capital expenditures (including net removal costs, but excluding allowance for funds used during construction) for the preceding three years’ average kW peak loads. The purpose of the infrastructure readiness metric is to promote capital expenditures in line with the previously set capital plan. While this metric discourages exceeding the budget, it also discourages spending that is too far below the capital plan, as we believe expenditures to improve our facilities and other capital expenditures are important to maintaining the quality of and enhancing our services to our customers.

As discussed above, an aggregate operational funding percentage amount for all participants was determined based on the level of attainment of the above operational targets.

Step 3: Applying Operational Funding Percentage to EBITDA Funding Percentage

The operational funding percentage can increase or decrease the funding percentage of the Aggregate Incentive Pool. If actual EBITDA exceeds the target EBITDA, then funding equals the operational funding percentage, up to 150%. If actual EBITDA is less than or equals the target EBITDA, then funding of the Aggregate Incentive Pool is the lesser of the EBITDA funding percentage or the operational funding percentage. For 2013, since actual EBITDA exceeded the target EBITDA, the Aggregate Incentive Pool was based on the operational funding percentage of 102.8%.

Individual Performance Modifier and Determination

To calculate an executive officer’s award amount, the final funding percentage is first multiplied by the executive officer’s target award, which is computed as a percentage of actual base salary.  Based on the executive officer’s performance, an individual performance modifier is then applied to the calculated award to determine the final incentive payment.  An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) and may adjust an award upward or downward.  The individual performance modifier is determined on a subjective basis.  Factors used in determining individual performance modifiers may include operational measures (including the safety, reliability, operational efficiency metrics and infrastructure readiness discussed above), company objectives, individual management and other goals, specific job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior. The O&C Committee did not apply any individual performance modifiers to 2013 Named Executive Officer awards.

Long-Term Incentive Plan

On February 13, 2013, our board of directors adopted the Long-Term Incentive Plan, effective January 1, 2013. Our board of directors delegated administration of the Long-Term Incentive Plan to the O&C Committee. Our executive officers and any other key employees of the company or its subsidiaries designated by the O&C Committee are eligible to participate. The plan provides for cash awards to be paid after completion of a performance period based on achievement of certain stated performance goals. A performance period under the Long-Term Incentive Plan is the 36 month period beginning each January 1, unless otherwise determined by the O&C Committee in its sole discretion, and the participants for each performance period shall be determined by the O&C Committee not later than the 90th day after commencement of such performance period. Performance goals are set forth in each participant’s individual award agreement and consist of one or more specific performance objectives established by the O&C Committee in its discretion within the first 90 days of the applicable performance period. Performance goals may be designated with respect to the company as a whole or one or more operating units, and may also be determined on an absolute basis or relative to internal goals, or relative to levels attained in prior years, or relative to other companies or indices, or as ratios expressing relationships between two or more performance goals.

The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2013 would consist of both financial and operational metrics. The funding of the 2013 Long-Term Incentive Plan award is contingent first upon Oncor achieving a cumulative threshold net income level for the three year period. If Oncor fails to achieve the stated net income level for the performance period, no award is payable. If Oncor achieves the threshold net income level, the percentage of target net income achieved is used to determine a funding trigger percentage. Once a funding trigger percentage is determined, an operational goal percentage is determined based on Oncor’s satisfaction of four operational metrics. The operational goals used for the Long-Term Incentive Plan awards mirror the operational metrics used for awards under the Executive Annual Incentive Plan. These goals relate to (1) a safety metric based on the number of employee injuries using a Days Away, Restricted or Transfer (DART) system, (2) a reliability metric as measured by the System Average Interruption Duration Index (SAIDI), (3) an operational efficiency metric based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis, and (4) an infrastructure readiness metric based on the capital expenditure per three year average kW peak. The purpose of these operational targets, which are based on safety, reliability, operational efficiency and infrastructure readiness metrics, is to promote enhancement of our services to customers. The O&C Committee set the threshold, target and stretch levels for each operational metric. The achievement of those levels results in funding for a specific metric of 50%, 100% and 150%, respectively. Once the threshold has been achieved, actual results in between each level results in a funding percentage equal to the percentage of the target achieved. Based on the weighting for each operational metric, an aggregate weighted average of operational goal percentage is determined. The amount of each Long-Term Incentive Plan award is then determined based on the product of (i) the funding trigger percentage, multiplied by (ii) the weighted average of stated operational goal percentages, multiplied by (iii) the target opportunity dollar amount stated in each individual award letter.

For Long-Term Incentive Plan awards granted to our Named Executive Officers in 2013, the funding triggers and performance goals are as follows:

Funding Trigger		Threshold	Target
Net Income ($ millions; 2013-2015 cumulative)		$1,069	$1,227.70
Performance Goals
Weighting	Performance Metric	Performance Goal
	Safety - Days Away, Restricted or Transfer (DART), cumulative;	Threshold	0.92
30%	measured in number of injuries per 200,000 hours)	Target	0.83
		Stretch	0.78
	Reliability - measured by non-storm System Average Interruption	Threshold	300
30%	Duration Index (SAIDI) in minutes; cumulative	Target	279
		Stretch	252
	Average operational efficiency - measured by operation and	Threshold	$176.24
30%	maintenance expense (O&M) and sales, general and administrative	Target	$164.72
	expense (SG&A) on a cost per customer basis	Stretch	$153.18
	Operational efficiency - measured by an infrastructure readiness	Threshold	97.0 - 97.9, 103.0 - 105.0
10%	metric based on the capital expenditure per three year average	Target	98.0 - 98.9, 101.5 - 102.9
	kW peak; %; cumulative	Stretch	99.0 - 101.49

Under the terms of the plan, the O&C Committee must measure and certify the levels of attainment of performance goals within 90 days following the completion of the performance period.  Any awards for such period shall be paid on or about April 1 following the performance period, but in no event later than the end of the calendar year following the end of the applicable performance period.  At the discretion of the O&C Committee, individuals newly hired or promoted into positions that qualify to participate in the Long-Term Incentive Plan may begin participating in the plan for one or more open performance periods on a full or pro-rata basis upon the date of hire or promotion.

The Long-Term Incentive Plan encourages retention of executive officers and key employees by stipulating performance periods of generally 36 months. Participants must be continuously employed by us through the last day of the performance period in order to receive a long-term incentive award for that performance period. If a participant is employed by us on the last day of the performance period but his/her employment terminates for any reason other than by us for cause prior to the payment of the award for that performance period, the participant will be entitled to receive payment of the award. In the event a participant is terminated by us for cause, the participant will forfeit any unpaid Long-Term Incentive Plan award.  For purposes of the Long-Term Incentive Plan, “cause” has the same meaning as defined in any employment agreement or change-in-control agreement of such participant in effect at the time of termination of employment.  If there is no such employment or change-in-control agreement, “cause” means the indictment on or pleading guilty or nolo contendere to, a felony or misdemeanor involving moral turpitude of such participant, or upon the participant, in the carrying out his or her duties to the company, (i) engaging in conduct that causes a breach of his/her fiduciary duties to us, our subsidiaries or our investors, (ii) committing an act of gross negligence, or (iii) committing gross misconduct resulting in material economic harm to us. If a participant’s employment is terminated for reasons other than death, disability, retirement or following a change in control prior to the last day of the performance period, all of such participant’s outstanding and unpaid Long-Term Incentive Plan awards shall be cancelled. Upon a termination due to death, disability or retirement, for each outstanding Long-Term Incentive Plan unpaid award, the participant (or his/her beneficiary in the case of death) shall be entitled to receive, on the same date as awards are paid for that period to other participants, an award equal to the product of (i) a fraction, the numerator of which is the number of days in the performance period up to and including the date of the separation of service and the denominator of which is the number of days in the entire performance period, and (ii) the Long-Term Incentive Plan award for such performance period based on actual performance. In the event of a termination following a change in control, a participant shall be entitled to receive, within 60 days following the separation from service, an award equal to the product of (i) a fraction, the numerator of which is the number of days in the performance period up to and including the date of the separation of service and the denominator of which is the number of days in the entire performance period, and (ii) the Long-Term Incentive Plan award for such performance period based on target performance.

For purposes of the Long-Term Incentive Plan, a “change in control” means, in one or a series of related transactions, (i) the sale of all or substantially all of the consolidated assets or capital stock of EFH Corp., Oncor Holdings, or Oncor to a person (or group of persons acting in concert) who is not an affiliate of any member of the Sponsor Group; (ii) a merger, recapitalization or other sale by EFH Corp., any member of the Sponsor Group or their affiliates, to a person (or group of persons acting in concert) that results in more than 50% of EFH Corp.’s common stock (or any resulting company after a merger) being held by a person (or group of persons acting in concert) that does not include any member of the Sponsor Group or any of their respective affiliates; or (iii) a merger, recapitalization or other sale of common stock by EFH Corp., any member of the Sponsor Group or their affiliates, after which the Sponsor Group owns less than 20% of the common stock of, and has the ability to appoint less than a majority of the directors to the board of directors of, EFH Corp. (or any resulting company after a merger); and with respect to any of the events described in clauses (i) and (ii) above, such event results in any person (or group of persons acting in concert) gaining control of more seats on the board of directors of EFH Corp. than the Sponsor Group. However, the Long-Term Incentive Plan also provides that should a change in control occur under clauses (i) through (iii) above with respect to the assets or capital stock of EFH Corp., a change in control will not be deemed to have occurred unless such change in control would result in the material amendment or interference with the separateness undertakings set forth in our Limited Liability Company Agreement, or would adversely change or modify the definition of an independent director in our Limited Liability Company Agreement.

As the administrator of the Long-Term Incentive Plan, the O&C Committee has the authority to prescribe, amend and rescind rules and regulations relating to the plan, determine the terms and conditions of any awards and make all other determinations deemed necessary or advisable for the administration of the plan. The O&C Committee has broad discretion under the plan and may delegate to one or more officers of the company the authority to grant Long-Term Incentive Plan awards to employees who are not executive officers. Our board of directors may at any time terminate, alter, amend or suspend the Long-Term Incentive Plan and any awards granted pursuant to it, subject to certain limitations. In the event of a change in control, our board of directors may, in its discretion, terminate the plan and cancel all outstanding and unpaid awards, except that in the event of a termination of the plan in connection with a change in control, participants shall be entitled, within 90 days following the termination of the plan, to payment of each outstanding and unpaid award in an amount equal to the product of: (i) a fraction, the numerator of which is the number of days in the performance period up to and including the date of the plan termination and the denominator of which is the number of days in the entire performance period, and (ii) the Long-Term Incentive Plan award for such performance period based on target performance.

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

The Named Executive Officers beneficially own the following amounts of Class B Interests: Mr. Shapard: 300,000; Mr. Davis: 50,000; Mr. Clevenger 50,000; Mr. Greer: 75,000; and Mr. Nye 18,368. The amounts of Class B Interests each participant could purchase were determined by the O&C Committee. Each participant was permitted to use his funds in the Salary Deferral Program to purchase the Class B Interests.  All Class B Interests purchased using funds held in the Salary Deferral Program are held of record by the Salary Deferral Program for the benefit of the respective participants.  Messrs. Davis, Clevenger and Greer each elected to purchase Class B Interests using Salary Deferral Program funds.  As a result, 19,868 of Mr. Davis’s Class B Interests, 8,703 of Mr. Clevenger’s Class B Interests and 25,000 of Mr. Greer’s Class B Interests are held of record by the Salary Deferral Program.

The following table sets forth information regarding Oncor’s participation in the retirement plans that provide for benefits, in connection with, or following, the retirement of Named Executive Officers for the fiscal year ended December 31, 2013:

Pension Benefits – 2013

Name	Plan Name	Number of Years Accredited Service (#) (1)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Robert S. Shapard	Oncor Retirement Plan	28.0833	833,442	─
	Supplemental Retirement Plan	28.0833	292,868	─
David M. Davis	Oncor Retirement Plan	21.5000	1,009,765	─
	Supplemental Retirement Plan	21.5000	866,033	─
Don J. Clevenger	Oncor Retirement Plan	8.6667	109,207	─
	Supplemental Retirement Plan	8.6667	57,664	─
James A. Greer	Oncor Retirement Plan	28.5000	1,275,022	─
	Supplemental Retirement Plan	28.5000	604,621	─
E. Allen Nye, Jr.	Oncor Retirement Plan	2.0000	22,773	─
	Supplemental Retirement Plan	2.0000	35,913	─

_____________

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

(2)

Through 2013, Mr. Shapard accumulated benefits in two EFH Corp.-sponsored supplemental retirement plans as a result of his service as an employee of EFH Corp.’s predecessor prior to joining Oncor.  Those benefits were paid solely by EFH Corp. in connection with various changes made by EFH Corp. to its retirement plans in 2013.

Until January 1, 2013, Oncor was a participating employer in the EFH Retirement Plan. In August 2012, EFH Corp. made various changes to the EFH Retirement Plan, in which Oncor was a participating employer, including splitting off into a new plan all of the assets and liabilities associated with Oncor employees and all retirees and terminated vested participants of EFH Corp. and its subsidiaries (including discontinued businesses). Effective January 1, 2013, Oncor assumed sponsorship of the new plan, referred to in this Annual Report as the Oncor Retirement Plan. See Footnote 9 to Financial Statements for additional information on the EFH Retirement Plan and the Oncor Retirement Plan. The benefits to Oncor employees are identical under the EFH Retirement Plan and the Oncor Retirement Plan.

The Oncor Retirement Plan contains both a traditional defined benefit component and a cash balance component.  Only employees hired before January 1, 2002 may participate in the traditional defined benefit component.  All new employees hired after January 1, 2002 participate in the cash balance component.  In addition, the cash balance component covers employees previously covered under the traditional defined benefit component who elected to convert the actuarial equivalent of their accrued traditional defined benefit to the cash balance component during a special one-time election opportunity effective in 2002.  The employees that participate in the traditional defined benefit component do not participate in the cash balance component.

Annual retirement benefits under the traditional defined benefit component, which applied during 2013 to Messrs. Davis and Greer are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant’s average annual earnings (base salary) during his/her three years of highest earnings.  Under the cash balance component, which covers Messrs. Shapard, Clevenger and Nye, a hypothetical account is established for participants and credited with monthly contribution credits equal to a percentage of the participant’s compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant’s combined age and years of accredited service), plus interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year.  Benefits paid under the traditional defined benefit component of the Oncor Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code.

The Supplemental Retirement Plan provides for the payment of retirement benefits, which would otherwise be limited by the Code or the definition of earnings under the Oncor Retirement Plan, including any retirement compensation required to be paid pursuant to contractual arrangements. Under the Supplemental Retirement Plan, retirement benefits are calculated in accordance with the same formula used under the Oncor Retirement Plan, except that, with respect to calculating the portion of the Supplemental Retirement Plan benefit attributable to service under the traditional defined benefit component of the Oncor Retirement Plan, earnings also include Executive Annual Incentive Plan awards.  The amount of earnings attributable to the Executive Annual Incentive Plan awards is reported under the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

The table set forth above illustrates the present value on December 31, 2013 of each Named Executive Officer’s Retirement Plan benefit and benefits payable under the Supplemental Retirement Plan, based on his or her years of service and remuneration through December 31, 2013.  Benefits accrued under the Supplemental Retirement Plan after December 31, 2004 are subject to Section 409A of the Code.  Accordingly, certain provisions of the Supplemental Retirement Plan have been modified in order to comply with the requirements of Section 409A and related guidance.

The present value of accumulated benefits for the traditional benefit component of the Oncor Retirement Plan and Supplemental Retirement Plan was calculated based on the executive’s annuity payable at the earliest age that unreduced benefits are available under the Plans (generally age 62).  Unmarried executives are assumed to elect a single life annuity.  For married executives, it is assumed that 65% will elect a 100% joint and survivor annuity and 35% will elect a single life annuity.  Post-retirement mortality was based on the 2014 Static Mortality Table for Annuitants and Non-Annuitants per Treasury regulation 1.430(h)(3)-1(e).  A discount rate of 4.72% was applied, and no pre-retirement mortality or turnover was reflected.

The present value of accumulated benefit for the cash balance component of the Oncor Retirement Plan and the Supplemental Retirement Plan was calculated as the value of the executive’s cash balance account projected to age 65 at an assumed growth rate of 4.50% and then discounted back to December 31, 2013 at 4.72%. No mortality or turnover assumptions were applied.

Early retirement benefits under the Oncor Retirement Plan are available to all of our employees upon their attainment of age 55 and achievement of 15 years of accredited service.  Early retirement results in a retirement benefit payment reduction of 4 percent for each full year (and 0.333% for each additional full calendar month) between the date the participant retires and the date the participant would reach age 62.  Benefits under the Supplemental Retirement Plan are subject to the same age and service restrictions, but are only available to our executive officers and certain other key employees.

The following table sets forth information regarding the deferral of components of our Named Executive Officers’ compensation on a basis that is not tax-qualified for the fiscal year ended December 31, 2013:

Nonqualified Deferred Compensation – 2013

	Executive in	Registrant	Aggregate		Aggregate
	Contributions	Contributions	Earnings (Loss)	Aggregate	Balance at
	in Last Fiscal	in Last Fiscal	in Last Fiscal	Withdrawals/	Last Fiscal
	Year	Year	Year	Distributions	Year End
Name	($)(1)(2)	($)(3)	($)	($)	($)
Robert S. Shapard
Salary Deferral Program	56,333	56,333	161,122	114,247	1,058,913
SARs Exercise Opportunity Deferral	—	—	17,683	—	2,975,154
David M. Davis (4)
Salary Deferral Program	30,167	30,167	82,439	—	624,895
SARs Exercise Opportunity Deferral	—	—	2,829	—	476,025
Don J. Clevenger(5)
Salary Deferral Program	29,333	29,333	82,686	—	542,884
SARs Exercise Opportunity Deferral	—	—	2,829	—	476,025
James A. Greer (6)
Salary Deferral Program	29,833	29,833	49,185	—	597,646
SARs Exercise Opportunity Deferral	—	—	3,678	—	618,832
E. Allen Nye, Jr.
Salary Deferral Program	34,133	34,133	48,285	—	255,884
SARs Exercise Opportunity Deferral	—	—	885	—	148,854

_______________

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
(4)

$9,698 of Mr. Davis’s aggregate earnings in the last fiscal year are attributable to earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.

(5)

$4,248 of Mr. Clevenger’s aggregate earnings in the last fiscal year are attributable to earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.

(6)

$12,202 of Mr. Greer’s aggregate earnings in the last fiscal year are attributable to earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.

Salary Deferral Program

Under the Salary Deferral Program each employee of Oncor, who is in a designated job level and whose annual salary is equal to or greater than an amount established under the Salary Deferral Program ($118,470 for the program year beginning January 1, 2013) may elect to defer up to 50% of annual base salary, and/or up to 85% of any bonus or incentive award.  This deferral may be made for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof, at the election of the employee.  Oncor makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the Salary Deferral Program. Oncor does not match deferred annual incentive awards.  Matching contributions vest at the earliest of seven years after the deferral date, executive’s retirement or a change in control of Oncor (as defined in the Salary Deferral Program).

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

SARs Exercise Opportunity Deferrals

In connection with the SARs Exercise Opportunity in November 2012, certain Named Executive Officers agreed to defer payments of a portion of his/her Exercise Payment in the following amounts: Mr. Shapard, $2,957,400; Mr. Davis, $473,184; Mr. Clevenger, $473,184; Mr. Greer, $615,139; and Mr. Nye, $147,966. These Named Executive Officers agreed to defer the amounts until the earlier of November 7, 2016 or the occurrence of an event triggering SAR exercisability. These events generally include a change of control, an EFH realization event, a liquidity event or the achievement of certain financial returns as described in the SARs Plan. The deferred amounts were placed in a bankruptcy-remote trust.

Potential Payments upon Termination or Change in Control

The tables and narrative below provide information for payments to Oncor’s Named Executive Officers (or, as applicable, enhancements to payments or benefits) in the event of termination including retirement, voluntary, for cause, death, disability, without cause or change in control of Oncor.  The amounts shown below assume that such a termination of employment and/or change in control occurred on December 31, 2013.

In 2013, all of our executive officers were eligible to receive benefits under the terms of the Change in Control Policy and the Severance Plan, as more fully described following the tables below.  In addition to the provisions of those plans, the Salary Deferral Program provides that all company-matching awards will become automatically vested in the event of a change in control.  The amounts listed in the tables below regarding the Salary Deferral Program only represent the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.  Vested amounts and contributions made to such plan by each Named Executive Officer are disclosed in the Nonqualified Deferred Compensation table above.  For a more detailed discussion of the Salary Deferral Program, see the Nonqualified Deferred Compensation table above and the narrative following the Nonqualified Deferred Compensation table.

Early retirement benefits under the Oncor Retirement Plan are available to all of our employees upon their attainment of age 55 and achievement of 15 years of accredited service.  Early retirement results in a retirement benefit payment reduction of 4 percent for each full year (and 0.333% for each additional full calendar month) between the date the participant retires and the date the participant would reach age 62.  Benefits under the Supplemental Retirement Plan are subject to the same age and service restrictions, but are only available to our executive officers and certain other key employees.  At December 31, 2013, Messrs. Clevenger, Greer and Nye were not eligible to retire because they had not met the age requirement.  However, because Mr. Shapard participates in the cash balance component of the retirement plans, and because he has satisfied both the age requirement and 10 years of accredited service, he may withdraw his full account balances under each plan upon termination of his employment.  Upon achievement of the age and service requirements, executive officers are entitled to receive their full cash account balance upon termination.  No additional potential payments will be triggered by any termination of employment or change in control, and as a result no amounts are reported in the tables below for such retirement plans.  For a more detailed discussion of the retirement plans, see the Pension Benefits table above and the narrative following the Pension Benefits table.

All our Named Executive Officers participate in benefit plans for group term life insurance and accidental death and disability. Any benefits received under these policies are paid to the beneficiary by a third-party provider.

In connection with the November 2012 SARs Exercise Opportunity, each SARs holder agreed that no further dividends would accumulate following such exercise, and that interest would accrue on their existing dividend accounts until such dividends were paid in accordance with the terms of the SARs Plan. The dividends and interest are payable when dividends would become payable under the SARs Plan, generally upon a participant’s death, disability, separation from service, unforeseeable emergency, or a change in control, each as defined by section 409A of the Internal Revenue Code. Each of our Named Executive Officers also agreed to defer a certain portion of his exercise payment amount, which was deposited into a bankruptcy-remote trust, until the earlier of November 7, 2016 or the occurrence of an event triggering SAR exercisability under the SARs Plan. These events generally include a change of control, an EFH realization event, a liquidity event or the achievement of certain financial returns as described in the SARs Plan.

Mr. Nye is party to a retention agreement that provides for the payment of a one-time cash retention bonus of $300,000 contingent upon his continued employment and satisfactory performance of his job duties as directed by Oncor through December 31, 2014. The bonus is payable in accordance with Oncor’s normal payroll practices or as soon as practicable after December 31, 2014. In the event Mr. Nye is terminated with cause or elects to terminate his employment without good reason prior to December 31, 2014, he will immediately forfeit the retention bonus. In the event Mr. Nye’s employment is terminated prior to December 31, 2014 either by Oncor without cause, by him for good reason, or as a result of his death or disability, the retention bonus will immediately vest and become payable. For more information on this retention agreement, see “Compensation Discussion and Analysis – Individual Named Executive Officers Compensation – Compensation of Other Named Executive Officers – E. Allen Nye, Jr.” No other Named Executive Officer is party to any employment or other agreement that provides for additional benefits upon a termination of employment or change in control.

1.   Mr. Shapard

Potential Payments to Mr. Shapard Upon Termination ($)

Benefit	Retirement (1)	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance	-	-	-	-	-	2,062,500	2,625,000
Executive Annual Incentive Plan	562,500	-	-	562,500	562,500	-	-
Salary Deferral Program (2)	325,744	-	-	465,349	465,349	-	465,349
SARs Plan dividends (3)	5,273,539	5,273,539	5,273,539	5,273,539	5,273,539	5,273,539	5,273,539
SARs Exercise Deferral (4)	-	-	-	-	-	-	2,957,400
Long-Term Incentive Plan	642,133	-	-	642,133	642,133	642,133	642,133
Health & Welfare
- Medical/COBRA	-	-	-	-	-	49,221	49,221
- Dental/COBRA	-	-	-	-	-	3,804	3,804
Outplacement Assistance	-	-	-	-	-	196,875	196,875
Totals	6,803,916	5,273,539	5,273,539	6,943,521	6,943,521	8,228,072	12,213,321

_______________

(1)

Mr. Shapard participates in the cash balance component of the Oncor Retirement Plan and the Supplemental Retirement Plan, and because he has reached age 55 and achieved 10 years of plan participation, under the terms of the plans he may withdraw his full account balances under each plan upon termination of his employment for any reason.

(2)	Amounts reported reflect the immediate vesting of company matching contributions resulting from retirement, death, disability or the occurrence of a change in control.
(3)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable in accordance with the SARs Plan. Amounts above include interest accumulated on Mr. Shapard’s dividend account through December 31, 2013.

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

2.  Mr. Davis

Potential Payments to Mr. Davis Upon Termination ($)

						Reason	in Control
Benefit	Retirement	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance	-	-	-	-	-	620,000	620,000
Executive Annual Incentive Plan	220,000	-	-	220,000	220,000	-	-
Salary Deferral Program (1)	106,033	-	-	182,815	182,815	-	182,815
SARs Plan dividends (2)	843,766	843,766	843,766	843,766	843,766	843,766	843,766
SARs Exercise Deferral (3)	-	-	-	-	-	-	473,184
Long-Term Incentive Plan	184,000	-	-	184,000	184,000	184,000	184,000
Health & Welfare
- Medical/COBRA	-	-	-	-	-	32,814	32,814
- Dental/COBRA	-	-	-	-	-	2,535	2,535
Outplacement Assistance	-	-	-	-	-	93,000	93,000
Totals	1,353,799	843,766	843,766	1,430,581	1,430,581	1,776,115	2,432,114
_________________

(1)	Amounts reported reflect the immediate vesting of company matching contributions resulting from retirement, death, disability or the occurrence of a change in control.
(2)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable in accordance with the SARs Plan. Amounts above include interest accumulated on Mr. Davis’s dividend account through December 31, 2013.

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

3.  Mr. Clevenger

Potential Payments to Mr. Clevenger Upon Termination ($)

					Reason	Change in Control
Benefit	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance	-	-	-	-	596,750	596,750
Executive Annual Incentive Plan	-	-	211,750	211,750	-	-
Salary Deferral Program (1)	-	-	212,602	212,602	-	212,602
SARs Plan dividends (2)	843,766	843,766	843,766	843,766	843,766	843,766
SARs Exercise Opportunity Deferral (3)	-	-	-	-	-	473,184
Long-Term Incentive Plan	-	-	179,093	179,093	179,093	179,093
Health & Welfare
- Medical/COBRA	-	,	-	-	32,668	32,668
- Dental/COBRA	-	,	-	-	2,535	2,535
Outplacement Assistance	-	,	-	-	89,513	89,513
Totals	843,766	843,766	1,447,211	1,447,211	1,744,325	2,430,111

_________________

(1)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(2)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable. Amounts above include interest accumulated on Mr. Clevenger’s dividend account December 31, 2013.

(3)

In connection with the November 2012 SARs Exercise Opportunity, Mr. Clevenger agreed to defer $473,184 of his Exercise Payment until the earlier of November 7, 2016 or certain events that would trigger SARs exercisability under the SARs Plan. These events generally include a change of control, an EFH Realization Event (as defined in the SARs Plan), a liquidity event or the achievement of certain financial returns as described in the SARs Plan.

4.  Mr. Greer

Potential Payments to Mr. Greer Upon Termination ($)

					Reason	Change in Control
Benefit	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance	-	-	-	-	620,000	620,000
Executive Annual Incentive Plan	-	-	220,000	220,000	-	-
Salary Deferral Program (1)	-	-	138,182	138,182	-	138,182
SARs Plan dividends (2)	1,096,896	1,096,896	1,096,896	1,096,896	1,096,896	1,096,896
SARs Exercise Opportunity Deferral (3)	-	-	-	-	-	615,139
Long-Term Incentive Plan	-	-	184,000	184,000	184,000	184,000
Health & Welfare
- Medical/COBRA	-	-	-	-	32,814	32,814
- Dental/COBRA	-	-	-	-	2,522	2,522
Outplacement Assistance	-	-	-	-	93,000	93,000
Totals	1,096,896	1,096,896	1,639,078	1,639,078	2,029,232	2,782,553

_________________

(1)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(2)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable in accordance with the SARs Plan. Amounts above include interest accumulated on Mr. Greer’s dividend account December 31, 2013.

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

5.  Mr. Nye

Potential Payments to Mr. Nye Upon Termination ($)

					Reason	Change in Control
Benefit	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance	-	-	-	-	689,750	689,750
Executive Annual Incentive Plan	-	-	244,750	244,750	-	-
Salary Deferral Program (1)	-	-	127,942	127,942	-	127,942
SARs Plan dividends (2)	258,933	258,933	258,933	258,933	258,933	258,933
SARs Exercise Opportunity Deferral (3)	-	-	-	-	-	147,966
Long-Term Incentive Plan	-	-	208,533	208,533	208,533	208,533
Retention Agreement (4)	-	-	300,000	300,000	300,000	300,000
Health & Welfare
- Medical/COBRA	-	-	-	-	32,668	32,668
- Dental/COBRA	-	-	-	-	2,535	2,535
Outplacement Assistance	-	-	-	-	103,463	103,463
Totals	258,933	258,933	1,140,158	1,140,158	1,595,882	1,871,790

_________________

(1)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(2)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable. Amounts above include interest accumulated on Mr. Nye’s dividend account December 31, 2013.

(3)

In connection with the November 2012 SARs Exercise Opportunity, Mr. Nye agreed to defer $147,966 of his Exercise Payment until the earlier of November 7, 2016 or certain events that would trigger SARs exercisability under the SARs Plan. These events generally include a change of control, an EFH Realization Event (as defined in the SARs Plan), a liquidity event or the achievement of certain financial returns as described in the SARs Plan.

(4)

In February 2013, Mr. Nye entered into a retention agreement with Oncor that provides for the payment of a one-time cash retention bonus of $300,000 to Mr. Nye contingent upon his continued employment and satisfactory performance of his job duties as directed by Oncor through December 31, 2014.  The bonus is payable in accordance with Oncor’s normal payroll practices or as soon as practicable after December 31, 2014.  In the event Mr. Nye is terminated with cause or elects to terminate his employment without good reason prior to December 31, 2014, he will immediately forfeit the retention bonus. For more information on this retention agreement, see “Compensation Discussion and Analysis – Individual Named Executive Officers Compensation – Compensation of Other Named Executive Officers – E. Allen Nye, Jr.”.

Change in Control Policy

We maintain a Change in Control Policy for our executive team, which consists of our executive officers and certain non-executive vice presidents.  The purpose of this Change in Control Policy is to provide the payment of transition benefits to eligible executives if:

•	Their employment with the company or a successor is terminated within twenty-four months following a change in control of the company; and
•	They:
o	are terminated without cause, or
o	resign for good reason due to a reduction in salary or a material reduction in the aggregate level or value of benefits for which they are eligible.

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

Severance Plan

We maintain the Severance Plan for our executive team, which consists of our executive officers and certain non-executive vice presidents.  The purpose of the Severance Plan is to provide benefits to eligible executives who are not eligible for severance pursuant to another plan or agreement (including an employment agreement) and whose employment is involuntarily terminated for reasons other than:

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

Risk Assessment of Compensation Policies and Practices

The O&C Committee reviews the compensation policies and practices applicable to Oncor’s employees (both executive and non-executive) annually each February in order to determine whether such compensation policies and practices create risks that are reasonably likely to have a material adverse effect on Oncor. In February 2014 the O&C Committee concluded that current compensatory policies and practices do not create risks that are reasonably likely to have a material adverse effect on Oncor. In arriving at this conclusion, the O&C Committee discussed with management the various compensation policies and practices of the company and the compensation payable pursuant to each, and evaluated whether the compensation payable under each plan or policy could result in (i) incenting employees to take risks that could result in a material adverse effect to Oncor, or (ii) payments by the company significant enough to cause a material adverse effect to Oncor.

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

•

Long-term incentives for eligible employees (under the Long-Term Incentive Plan beginning in 2013) are measured over three years to ensure employees have significant value tied to the long-term performance of the company.

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

Director Compensation

The table below sets forth information regarding the aggregate compensation paid to the members of the board of directors during the fiscal year ended December 31, 2013.  Directors who are officers of Oncor and directors who are not independent directors (as defined in the Limited Liability Company Agreement), do not receive any fees for service as a director.  Oncor reimburses all directors for reasonable expenses incurred in connection with their services as directors.

Name	Fees Earned or Paid in Cash ($) (3)	SARs Exercise Opportunity Interest Accrual on Dividends ($) (4)	Total ($)
Nora Mead Brownell (1)	155,000	—	155,000
Thomas M. Dunning	185,000	745	185,745
Robert A. Estrada	150,000	186	150,186
Monte E. Ford (2)	135,000	745	135,745
William T. Hill, Jr.	170,000	—	170,000
Richard W. Wortham III	150,000	372	150,372
Thomas D. Ferguson	—	—	—
Jeffrey Liaw	—	—	—
Rheal R. Ranger	—	—	—
Robert S. Shapard	—	—	—
Steven J. Zucchet	—	—	—

_______________

(1)	Ms. Brownell resigned from our board of directors effective February 12, 2014, and Printice L. Gary was appointed to our board of directors as her successor.
(2)	Mr. Ford resigned from our board of directors effective February 25, 2014, and Timothy A. Mack was appointed to our board of directors as his successor.
(3)

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

(4)

Under the Director SARs Plan, dividends that are paid in respect of Oncor membership interests while the SARs are outstanding are credited to the SARs holder’s account as if the SARs were units of Investment LLC, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control. In November 2012 our board of directors accepted for early exercise all outstanding SARs issued under the Director SARs Plan upon the same terms as the SARs Exercise Opportunity offered to management. As part of such exercise, each participant in the Director SARs Plan agreed that he would be entitled to no further dividend accruals after the date of such exercise, but that the dividend account would accumulate interest until such dividends became payable pursuant to the SARs Plan. Amounts in this column include interest accruals in 2013 for each Director SARs Plan participant.

The O&C Committee determines compensation for independent directors that serve on the board of directors. All director fees are paid quarterly, in arrears. In 2013, each of our independent directors received a quarterly fee of $33,750 for service on our board of directors, and an additional quarterly fee of $3,750 for service on the Oncor Holdings’ board of directors. In October 2013, the O&C Committee engaged Towers Watson to conduct a competitive market analysis of independent directors compensation, using the same peer group and methodology used in its October 2013 analysis of executive compensation. See “Executive Compensation - Compensation Discussion and Analysis – Overview – Market Data” for a description of this peer group and methodology. As a result of this study, which indicated that the annual cash retainer paid to each independent director was approximately 11% below the 50th percentile of the competitive market, in October 2013 the O&C Committee recommended, and the board of directors approved, increasing the annual cash retainer fee for each independent director to $170,000, payable quarterly in arrears, effective January 1, 2014. In addition, the O&C Committee recommended, and the board of directors approved, an additional potential annual cash payment for each independent director of up to $80,000, payable quarterly, in arrears, as may be determined in the discretion of the board of directors during the fourth quarter of each calendar year in recognition of additional time commitments and responsibilities to Oncor business matters expected to be required of independent directors in the following calendar year. For 2014, the board of directors approved an additional annual cash payment of $80,000, payable in four equal installments at the end of each calendar quarter of the 2014 calendar year, to the independent directors in recognition of the additional time commitments and responsibilities expected to be required of them in 2014.

In addition to the retainer fees discussed above, each board committee chair receives an additional $3,750 quarterly fee for the extra responsibilities associated with such position, our lead independent director (Mr. Dunning) receives an additional $12,500 quarterly fee for the additional duties associated with that position, and each of our Special Independent Directors (as defined in our Limited Liability Company Agreement) receives an additional quarterly fee of $5,000 to compensate for their additional responsibilities as Special Independent Directors. For a description of the independence standards applicable to our independent directors, see “Certain Relationships and Related Transactions, and Director Independence.”

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

Effective January 2009 four of our independent directors at the time, Messrs. Dunning, Estrada, Ford and Wortham, purchased the following amounts of Class B Interests pursuant to the Equity Interests Plan: Dunning: 20,000, Estrada: 5,000, Ford: 20,000 and Wortham: 10,000.  Similar to the Management Investment Opportunity, these Class B Interests were purchased at a price of $10.00 per unit.  Because the Class B Interests were purchased for fair market value, they are not included in the Director Compensation Table as stock awards.  In connection with their investments, these directors entered into director stockholder agreements and sale participation agreements.  For a description of the material terms of these agreements, see “Certain Relationships and Related Transactions, and Director Independence – Related Party Transactions – Agreements with Management and Directors.”

In connection with these investments, Oncor Holdings sold 55,000 of its equity interests in Oncor to Investment LLC at a price of $10.00 per unit pursuant to the terms of a revolving stock purchase agreement.  For a description of the revolving stock purchase agreement, see “– Elements of Compensation – Long-Term Incentives – Equity Interests Plan and Management Investment Opportunity.”

Director Stock Appreciation Rights Settlement

In February 2009, Oncor implemented the Director SARs Plan to allow participants to participate in the economic equivalent of the appreciation of Oncor’s LLC Units.  Each of the independent directors who purchased Class B Interests in January 2009 received one SAR for each Class B Interest purchased. In November 2012, in connection with the SARs Exercise Opportunity offered to management, our board of directors accepted for early exercise all outstanding SARs issued under the Director SARs Plan, pursuant to the provision of the Director SARs Plan that permits the board to accelerate the vesting and exercisability of SARs. At the time of such exercise, all outstanding SARs under the Director SARs Plan were vested. The November 2012 exercise of SARs entitled each participant in the Director SARs Plan, to: (1) an exercise payment, paid in 2012; and (2) the accrual of interest on all dividends declared to date with respect to the SARs, and no further dividend accruals. As a result, we began accruing interest on the following amounts of dividends: Mr. Dunning, $26,140, Mr. Estrada, $6,535; Mr. Ford, $26,140; and Mr. Wortham, $13,070.  These interest payments are payable in connection with payment of the dividends under the Director SARs Plan. The Director SARs Plan remains in effect solely with respect to the payment of the dividends and interest, which are payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control, each as defined in Section 409A of the Internal Revenue Code.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED EQUITY HOLDER MATTERS

Equity Compensation Plan Information

The following table presents information concerning the Stock Appreciation Rights Plan and Director Stock Appreciation Rights Plan (collectively, the Plans) at December 31, 2013.  In 2012, our board of directors accepted for early exercise all outstanding SARs issued under the Plans and effectively terminated further use of the plans for SARs issuances.  These plans remain in effect solely for the limited purpose of the timing of the certain payments related to the early exercise of all outstanding SARs.  The early exercise was permitted by our board of directors pursuant to the provision of the SARs Plan that permits the board to accelerate the vesting and exercisability of SARs.  The early exercise of SARs entitled each participant in the SARs Plan to: (1) an exercise payment equal to the number of SARs exercised multiplied by the difference between $14.54 and the base price of the SARs (as stated in the award letter for each SARs grant); and (2) the accrual of interest on all dividends declared to date with respect to the SARs, but no further dividend accruals.  Under both Plans, dividends that are paid in respect of Oncor membership interests while the SARs were outstanding were credited to the SARs holder’s account as if the SARs were units, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency, a change in control, or the exercise of the SARs.  As part of their exercise agreements, participants in the Plans agreed to that no further dividends would accrue, and that instead interest would accrue on all dividends declared to date, with both interest and dividend amounts becoming payable at the time dividends become payable pursuant to the terms of the Plans.  Additionally, certain executive officers agreed to defer payment of a portion of his/her Exercise Payment until the earlier of November 7, 2016 or the occurrence of an event triggering SAR exercisability pursuant to Section 5(c)(ii) of the SARs Plan.  These deferred payments totaled approximately $6 million in the aggregate.

There were no SARs outstanding under either plan in 2013, and our board of directors has indicated that it does not intend to issue SARs under either plan in the future.  For a discussion of the Plans and the 2012 exercise and settlement of all SARs, see “Executive Compensation — Compensation Discussion & Analysis — Compensation Elements — Long-Term Incentives — Stock Appreciation Rights Settlement,” “Executive Compensation – Director Compensation – Director SARs Plan Settlement,” and Note 10 to Financial Statements.

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

_______________

(1)

As required by the terms of our Limited Liability Company Agreement, we obtained the consent of EFIH to issue SARs under the Plans.  Consents from our other members were not solicited as they are not required under the Limited Liability Company Agreement.

(2)

Neither of the Plans results in the issuance of equity.  Rather, SARs issued under the Plans give the holders the right to receive the economic value of the appreciation of our equity interests.  All outstanding SARs under the Plans were accepted for early exercise in November 2012, and both Plans remain in effect solely for the limited purpose of the timing of certain payments, as discussed in the narrative above.  For more information, see “Executive Compensation – Compensation Discussion and Analysis – Compensation Elements – Long-Term Incentives – Stock Appreciation Rights Settlement” and “Executive Compensation – Director Compensation – Director SARs Plan Settlement.”

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

Security Ownership of Equity Interests of Oncor of Certain Beneficial Owners and Management

The following table lists the number of limited liability company units (LLC Units) of Oncor beneficially owned by our directors and current executive officers and the holders of more than 5% of our LLC Units at February 27, 2014.

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

Name	Amount and Nature of Beneficial Ownership	Percent of Class
Oncor Electric Delivery Holdings Company LLC (1)(2)(3)(4)(5)	508,191,492	80.03%
Texas Transmission Investment LLC (6)	125,412,500	19.75%
Name of Director or Executive Officer
Don J. Clevenger (7)	1,396,008	(13)
David M. Davis (7)	1,396,008	(13)
Thomas M. Dunning (7)	1,396,008	(13)
Robert A. Estrada (7)	1,396,008	(13)
Thomas D. Ferguson (4)	508,191,492	80.03%
Printice L. Gary (8)	—	—
James A. Greer (7)	1,396,008	(13)
William T. Hill, Jr.	—	—
Jeffrey Liaw (9)	—	—
Timothy A. Mack (10)	—	—
Allen Nye, Jr. (7)	1,396,008	(13)
Rheal R. Ranger (11)	—	—
Robert S. Shapard (7)	1,396,008	(13)
Richard W. Wortham III (7)	1,396,008	(13)
Steven J. Zucchet (12)	—	—
All current directors and executive officers as a group (18 persons)	509,587,500	80.25%

_______________

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

(3)

The TPG Funds beneficially own 302,923,439.752 units of Texas Capital, representing 27.01% of the outstanding units, including (i) 271,639,218.931 units held by TPG Partners V, L.P., a Delaware limited partnership (TPG Partners V), whose general partner is TPG GenPar V, L.P., a Delaware limited partnership (TPG GenPar V), whose general partner is TPG GenPar V Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership (TPG Holdings), (ii) 29,999,994.650 units held by TPG Partners IV, L.P., a Delaware limited partnership (TPG Partners IV), whose general partner is TPG GenPar IV, L.P., a Delaware limited partnership, whose general partner is TPG GenPar IV Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings, (iii) 710,942.673 units held by TPG FOF V-A, L.P., a Delaware limited partnership (TPG FOF A), whose general partner is TPG GenPar V and (iv) 573,283.498 units held by TPG FOF V-B, L.P., a Delaware limited partnership (TPG FOF B and, together with TPG Partners V, TPG Partners IV and TPG FOF A, the TPG Funds), whose general partner is TPG GenPar V. The general partner of TPG Holdings is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (Group Advisors). David Bonderman and James G. Coulter are officers and sole shareholders of Group Advisors and may therefore be deemed to beneficially own the units held by the TPG Funds. David Bonderman is also a manager of Texas Capital.  Messrs. Bonderman and Coulter disclaim beneficial ownership of the LLC Units held by Texas Holdings except to the extent of their pecuniary interest therein.  The address of Group Advisors and Messrs. Bonderman and Coulter is c/o TPG Global LLC, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

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

(5)

KKR 2006 Fund L.P., KKR PEI Investments, L.P., KKR Partners III, L.P., KKR North American Co-Invest Fund I L.P., KKR Reference Fund Investments L.P. and  TEF TFO Co-Invest, LP (collectively, KKR Entities) beneficially own 415,473,419.680 units of Texas Capital, representing 37.05% of the outstanding units.  The KKR Entities disclaim beneficial ownership of any shares of EFH Corp. and LLC Units in which they do not have a pecuniary interest. KKR & Co. L.P., as the holding company of affiliates that directly or indirectly control the KKR Entities, other than KKR Partners III, LP., may be deemed to share voting and dispositive power with respect to the shares of EFH Corp. and LLC Units beneficially owned by such KKR Entities, but disclaims beneficial ownership of such shares of EFH Corp. and LLC Units except to the extent of their pecuniary interest in those shares of EFH Corp. and LLC Units.  As the designated members of KKR Management LLC (which is the general partner of KKR & Co. L.P.) and the managing members of KKR III GP LLC (which is the general partner of KKR Partners III, L.P.), Henry R. Kravis and George R. Roberts may be deemed to share voting and dispositive power with respect to the shares of EFH Corp. and LLC Units beneficially owned by the KKR Entities but disclaim beneficial ownership of such shares of EFH Corp. and LLC Units except to the extent of their pecuniary interest in those shares of EFH Corp. and LLC Units.   The address of each entity and individual listed in this footnote is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, New York 10019

(6)

Texas Transmission Investment LLC (Texas Transmission) beneficially owns 125,412,500 LLC Units of Oncor.  The sole member of Texas Transmission is Texas Transmission Holdings Corporation (TTHC).  The address of each of Texas Transmission and TTHC is 1105 North Market Street, Suite 1300, Wilmington, DE 19801.  BPC Health Corporation (BPC Health) and Borealis Power Holdings Inc. (Borealis Power) may be deemed, as a result of their ownership of 49.5% of the shares of Class A Common Stock of TTHC (Class A Shares) and 49.5% of the shares of Class B Common Stock of TTHC (Class B Shares), respectively, and certain provisions of TTHC’s Shareholders Agreement (which provide that BPC Health and Borealis Power, when acting together with Cheyne Walk Investment Pte Ltd (Cheyne Walk) or Hunt Strategic Utility Investment, L.L.C. (Hunt Strategic), may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission.  OMERS Administration Corporation (OAC) beneficially owns BPC Health and, therefore, OAC may also be deemed to have beneficial ownership of such LLC Units.  Borealis Power is wholly-owned by Borealis Infrastructure Corporation and Borealis Management Trust owns 70% of the voting shares of Borealis Infrastructure Corporation.  The trustee of Borealis Management Trust is Borealis Infrastructure Holdings Corporation and, therefore, Borealis Infrastructure Holdings Corporation may also be deemed to have beneficial ownership of such LLC Units.  The address of OAC is One University Avenue, Suite 700, Toronto, Ontario M5J 2P1, Canada.  The address of Borealis Infrastructure Holdings Corporation is 333 Bay Street, Suite 2400, Toronto, Ontario, M5H 2T6, Canada.  Cheyne Walk Investment Pte Ltd (Cheyne Walk) may be deemed, as a result of its ownership of 49.5% of each of the Class A Shares and the Class B Shares, and certain provisions of TTHC’s Shareholders Agreement (which provide that Cheyne Walk, when acting together with BPC Health and Borealis Power or Hunt Strategic, may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission.  GIC Pte Ltd (GIC) beneficially owns Cheyne Walk and therefore GIC may also be deemed to have beneficial ownership of such LLC Units.  The address of each of Cheyne Walk and GIC is 168 Robinson Road, #37-01, Capital Tower, Singapore 068912.  Hunt Strategic Utility Investment, L.L.C. (Hunt Strategic) may be deemed, as a result of its ownership of 1% of each of the Class A Shares and the Class B Shares, and certain provisions of TTHC’s Shareholders Agreement (which provide that Hunt Strategic, when acting together with BPC Health and

Borealis Power or Cheyne Walk, may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission.  Ray L. Hunt (Hunt) beneficially owns Hunt Strategic and therefore Hunt may also be deemed to have beneficial ownership of such LLC Units.  The address of each of Hunt Strategic and Hunt is 1900 North Akard, Dallas, Texas 75201.

(7)

Includes the 1,396,008 equity interests owned by Oncor Management Investment LLC (Investment LLC).  The managing member of Investment LLC is Oncor, which holds all of the outstanding voting interests of Investment LLC. The management and board of directors of Oncor may be deemed, as a result of their management of Oncor, to have shared voting or dispositive power.  The following Named Executive Officers and directors each beneficially own the following amounts of the outstanding non-voting membership interests of Investment LLC: Mr. Clevenger: 50,000 (including 8,702.9 of the aggregate outstanding non-voting membership interests that are held by the Salary Deferral Program on Mr. Clevenger’s behalf), Mr. Davis: 50,000 (including 19,868.4 of the aggregate outstanding non-voting membership interests that are held by the Salary Deferral Program on Mr. Davis’s behalf), Mr. Dunning: 20,000 (held by a family limited partnership, of which Mr. Dunning serves as managing general partner), Mr. Estrada: 5,000, Mr. Greer: 75,000 (including 25,000 of the aggregate outstanding non-voting membership interests that are held by the Salary Deferral Program on Mr. Greer’s behalf), Mr. Nye: 18,368, Mr. Shapard: 300,000 (held by a family limited partnership, of which Mr. Shapard serves as general partner) and Mr. Wortham: 10,000 (held by a revocable trust, of which Mr. Wortham serves as trustee and beneficiary).  Each of the persons referenced in this footnote disclaims beneficial ownership of such equity interests except to the extent of their pecuniary interest in those equity interests.  See “Executive Compensation – Compensation Discussion and Analysis — Compensation Elements — Long-Term Incentives — Equity Interests Plan and Management Investment Opportunity” for a discussion of investments in Investment LLC by certain of Oncor’s executive officers and “Executive Compensation – Director Compensation – Purchases of Class B Interests” for a discussion of investments in Investment LLC by certain of Oncor’s independent directors. The address of each individual named in this footnote is c/o Oncor Management Investment LLC, c/o Oncor Electric Delivery Company LLC, 1616 Woodall Rodgers Freeway, Dallas, Texas, 75202, Attn: Legal Department.

(8)	Mr. Gary was appointed to our board of directors on February 12, 2014 as the successor to Nora Mead Brownell, whose resignation was effective on such date.
(9)

Jeffrey Liaw is a former TPG principal and a manager of Texas Capital. Mr. Liaw does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units held by Oncor Holdings. The address of Mr. Liaw is c/o FleetPride, Inc., 8401 New Trails, Suite 150, The Woodlands, TX 77381

(10)	Mr. Mack was appointed to our board of directors on February 25, 2014 as the successor to Monte E. Ford, whose resignation was effective on such date.
(11)

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

(12)

Steven Zucchet is Senior Vice President of Borealis Infrastructure Management Inc., a Director and Senior Vice President of TTHC and a Senior Vice President of Borealis Power. Mr. Zucchet does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units held by Texas Transmission. The address of Mr. Zucchet is c/o Borealis Infrastructure Management Inc., Royal Bank Plaza, South Tower, 200 Bay Street, Suite 2100, Toronto, ON M5J 2J2 Canada.

(13)	Less than 1% beneficial ownership.

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

Related Party Transactions

Transactions with EFH Corp. and its Subsidiaries

Except as otherwise indicated, transactions described below were between us and either EFH Corp. or its wholly-owned subsidiaries (other than the subsidiary described under “– Limited Partnership Interest”) and were approved by our management.

Transactions with TCEH

We record revenue from TCEH, principally for electricity delivery fees, which totaled $967 million, $962 million and $1,026 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The fees are based on rates regulated by the PUCT that apply to all REPs.  These revenues included approximately $2 million for each of the years ended December 31, 2013, 2012 and 2011 pursuant to a transformer maintenance agreement with TCEH.  The balance sheets at December 31, 2013 and 2012 reflect accounts receivable from affiliates totaling $135 million ($56 million of which was unbilled) and $53 million ($48 million of which was unbilled), respectively, primarily consisting of trade receivables from TCEH related to these electricity delivery fees.  At February 27, 2014, we had collected all but $6 million of the accounts receivable from affiliates outstanding at December 31, 2013.  At February 27, 2014, our net exposure with respect to accounts receivable from affiliates totaled $145 million.

Under Texas regulatory provisions, the trust fund for decommissioning TCEH’s Comanche Peak nuclear generation facility is funded by a delivery fee surcharge we collect from REPs and remit monthly to TCEH.  Delivery fee surcharges totaled $16 million for each of the years ended December 31, 2013 and 2012 and $17 million for the year ended December 31, 2011.  Our sole obligation with regard to nuclear decommissioning is as the collection agent of funds charged to ratepayers for nuclear decommissioning activities.  If, at the time of decommissioning, actual decommissioning costs exceed available trust funds, we would not be obligated to pay any shortfalls but would be required to collect any rates approved by the PUCT to recover any additional decommissioning costs.  Further, if there were to be a surplus when decommissioning is complete, such surplus would be returned to ratepayers under terms prescribed by the PUCT.

Our PUCT-approved tariffs include requirements to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Bondco.  Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods.  Accordingly, at December 31, 2013 and 2012, TCEH had posted letters of credit in the amounts of $9 million and $11 million, respectively, for our benefit.

Prior to August 2012, we recognized interest income from TCEH under an agreement related to our generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Bondco.  This interest income, which served to offset our interest expense on the transition bonds, totaled $16 million and $32 million for the years ended December 31, 2012 and 2011, respectively.  Also prior to August 2012, we received reimbursement under a note receivable from TCEH for incremental amounts payable related to income taxes as a result of delivery fee surcharges related to the transition bonds.  Amounts received under the note receivable for the year ended December 31, 2012 totaled $20 million.  See “Sale of TCEH Reimbursement Agreements to EFIH” below for more information regarding the halt of this interest income and note receivable.

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

In August 2012, we sold to EFIH all future interest reimbursements and the remaining $159 million obligation under the note with TCEH.  As a result, EFIH paid, and we received, an aggregate $159 million for the agreements.  The sale of the related-party agreements was reported as a $2 million (after tax) decrease in total membership interests in 2012 in accordance with accounting rules for related-party transactions.

This transaction was approved by both our board of directors and, from a related party transactions standpoint, by the Audit Committee of the board of directors.

Services provided by EFH Subsidiaries

EFH Corp. subsidiaries charge us for certain administrative services at cost.  These costs, which are reported in operation and maintenance expenses, totaled $30 million, $32 million and $34 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Services provided to EFH Subsidiaries

Subsidiaries of EFH Corp. paid us $143,000, $173,000 and $58,000 for the years ended December 31, 2013, 2012 and 2011, respectively, with respect to services we provided to EFH Corp. subsidiaries (excluding revenue, including electricity delivery fees, collected from TCEH).  These services included waste management and other services for the years ended December 31, 2013 and 2012 and waste management and fleet management for the year ended December 31, 2011.

Warehouse transactions

We and EFH Corp. subsidiaries occasionally issue materials from our warehouses and bill each other for these transactions.  We made no payments to EFH Corp. subsidiaries in the years ended December 31, 2013, 2012 and 2011 related to warehouse transactions.  EFH Corp. subsidiaries made no payments to us in the years ended December 31, 2013 and 2012 and paid us $210,000 in the year ended December 31, 2011, related to warehouse transactions.

Real Estate Transactions/Shared Facilities

We and EFH Corp. subsidiaries also bill each other for shared facilities.  Our payments to EFH Corp. and/or its subsidiaries with respect to shared facilities (including lease payments, utilities and telecommunications equipment) totaled $4 million, $5 million and $4 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Payments we received from EFH Corp. and/or its subsidiaries with respect to shared facilities totaled $2 million for each of the years ended December 31, 2013 and 2012 and $840,000 for the year ended December 31, 2011.

Pension and OPEB Plans

We have liabilities under the Oncor Retirement Plan and the EFH Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code), and are subject to the provisions of ERISA.  Employees do not contribute to either plan.  We also participate in the health care and life insurance benefit plan (OPEB Plan) offered by EFH Corp. to eligible employees of EFH Corp. and its subsidiaries and their eligible dependents upon the retirement of such employees from us.  In 2013, 2012 and 2011, we made cash contributions to the pension plans totaling $9 million, $93 million and $175 million, respectively, and to the OPEB Plan totaling $11 million, $11 million and $18 million, respectively.  These amounts include our payments to the plans with respect to pension and OPEB obligations for certain employees of EFH Corp.’s predecessor at the time of deregulation of the Texas electricity market.  PURA allows for our recovery of those costs and, as a result, in 2005 we entered into an agreement with EFH Corp.’s predecessor to assume those costs.

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

Health and Welfare Benefit Agreement

We currently participate in the Energy Future Holdings Health and Welfare Benefit Program, pursuant to which we provide employee benefits to our workforce. In October 2013, we notified EFH Corp. of our intention to withdraw from the benefit program, effective June 30, 2014, and entered into an agreement with EFH Corp. pursuant to which we agreed to pay EFH Corp. (i) $1,000,000, to reimburse EFH Corp. for its increased costs of providing benefits under the program as a result of our withdrawal from the program, and (ii) an administrative fee of $100,000, to compensate EFH Corp. for the additional administrative work required of EFH Corp. in order to effectuate our withdrawal from the benefit program and transition to a new benefit program. These amounts are payable in a lump sum on June 30, 2014, the effective date of our withdrawal from the EFH Corp. benefit program.

Limited Partnership Interest

We have a 19.5% limited partnership interest, with a carrying value of less than $1 million at December 31, 2013, 2012 and 2011, in an EFH Corp. subsidiary holding principally software-related assets.  Equity losses related to this interest are reported in other deductions and totaled less than $1 million for each of the years ended December 31, 2013, 2012 and 2011.  These losses primarily represent amortization of software assets held by the subsidiary.

Potential Exposure in a Possible EFH Corp. Restructuring

As discussed in Note 1 to Financial Statements, EFH Corp. and other members of the Texas Holdings Group have engaged in discussions with certain unaffiliated creditors regarding possible restructuring transactions involving those entities.  The US Bankruptcy Code permits a debtor in bankruptcy to assume or reject executory contracts and unexpired leases.  If members of the Texas Holdings Group were to become debtors in a bankruptcy case, and determined to reject some or all of their executory contracts and unexpired leases with us, our results of operations and financial condition could be adversely affected.  At December 31, 2013, our exposure to EFH Corp. with respect to executory contracts and unexpired leases totaled approximately $20 million.

Agreements with Oncor Members

Tax-Sharing Agreement

We are not a member of EFH Corp.’s consolidated tax group, but EFH Corp.’s consolidated federal income tax return includes EFH Corp.’s portion of our results due to EFH Corp.’s equity ownership in us.  Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., we are generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return.  For periods prior to the tax sharing agreement (entered into in October 2007 and amended and restated in November 2008), we are responsible for our share of redetermined tax liability for the EFH Corp. consolidated tax group.  EFH Corp. also includes our results in its consolidated Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return.  See discussion in Note 1 under “Income Taxes.”  Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members.

At December 31, 2013, we had federal income tax amounts receivable from members under the agreement totaling $23 million ($18 million due from EFH Corp. and $5 million due from Texas Transmission and Investment LLC) and a current Texas margin tax payable to EFH Corp. totaling $23 million.  At December 31, 2012, we had a current Texas margin tax payable to EFH Corp. under the agreement of $22 million, which is reported as amounts payable to members related to income taxes.

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

We made income tax payments totaling $101 million (including $11 million in federal income tax-related payments to members other than EFH Corp.) in the year ended December 31, 2013.  On a net basis, we received income tax refunds from members of $2 million (including $5 million in refunds from members other than EFH Corp.) in the year ended December 31, 2012.

Pursuant to the terms of Investment LLC’s limited liability company agreement, Investment LLC dividends cash it receives from us to the holders of Class B Interests pro rata in accordance with their Class B Interests.  See “Executive Compensation – Compensation Discussion and Analysis – Compensation Elements – Long-Term Incentives – Equity Interests Plan and Management Investment Opportunity” for a discussion of investments in Investment LLC by certain of our executive officers and “Executive Compensation - Director Compensation – Purchases of Class B Interests” for a discussion of investments in Investment LLC by certain of our independent directors.  The amounts distributed by Investment LLC to the holders of Class B Interests consist of both (1) Investment LLC’s pro rata share of any dividends we pay to members with respect to our earnings, and (2) Investment LLC’s pro rata share of any amounts we pay to members pursuant to our obligations under the tax sharing agreement.

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

Transactions with the Sponsor Group

In October 2007, we entered into our $2 billion secured revolving credit facility with a syndicate of financial institutions and other lenders.  The original syndicate included affiliates of GS Capital Partners, a member of the Sponsor Group.  Affiliates of GS Capital Partners have from time to time engaged in commercial banking transactions with us in the normal course of business.  On October 11, 2011, we amended and restated the secured revolving credit facility.  The syndicate, under the amended and restated revolving credit facility, did not include affiliates of GS Capital Partners or any other member of the Sponsor Group.  In May 2012 we requested and received a $400 million increase in commitments under the revolving credit facility, and those additional commitments did not include affiliates of GS Capital Partners or any other member of the Sponsor Group. At December 31, 2013 and 2012, members of the Sponsor Group had no outstanding commitments in the revolving credit facility.

During the year-to-date period ending October 10, 2011, the largest principal amount outstanding under the revolving credit facility attributable to the lender commitments of affiliates of GS Capital Partners was $76 million.  Under the terms of the revolving credit facility, their commitments to make loans were and are several and not joint.  Interest rates under the revolving credit facility for that period ranged from 0.46% to 0.54%.  Since October 11, 2011, we have had no outstanding borrowings or commitments under the revolving credit facility attributable to the lender commitments of affiliates of GS Capital Partners.

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

Agreements with Management and Directors

Retention Agreement

In February 2013, the Organization & Compensation committee of our board of directors approved our entrance into a retention agreement with E. Allen Nye, Jr., our Senior Vice President, General Counsel & Secretary.  The agreement provides for the payment of a one-time cash retention bonus of $300,000 to Mr. Nye contingent upon his continued employment and satisfactory performance of his job duties as directed by Oncor through December 31, 2014.  The bonus is payable in accordance with Oncor’s normal payroll practices or as soon as practicable after December 31, 2014.  In the event Mr. Nye is terminated with cause or elects to terminate his employment without good reason prior to December 31, 2014, he will immediately forfeit the retention bonus.  In the event Mr. Nye’s employment is terminated prior to December 31, 2014 either by Oncor without cause, by him for good reason, or as a result of his death or disability, the retention bonus will immediately vest and become payable.  Under the agreement, a termination for “cause” is defined as a termination as a result of the commitment of any of the following actions by Mr. Nye: (i) a breach of any fiduciary duty to Oncor, (ii) gross negligence in the performance of his duties, (iii) failure or refusal to carry out the duties of his position with Oncor, (iv) any action or omission that results in material injury to the assets, business prospectus or reputation of Oncor or any of its affiliates, (v) appropriation of a material business opportunity of Oncor or any of its affiliates, including securing or attempting to secure personal profit as a result of any transaction involving Oncor or any of its affiliates; (vi) breach of Oncor’s Code of Conduct or a material employment policy or rule; or (vii) any indictment or plea of nolo contendere or guilty for any crime involving fraud, theft, embezzlement or moral turpitude.  The agreement defines “good reason” as any one or more of the following actions taken without Mr. Nye’s express consent: (i) a reduction in base salary other than a broad-based reduction of base salaries for similarly situated Oncor executives; or (ii) a material reduction in the aggregate level or benefits for which Mr. Nye is eligible, other than a broad-based benefits reduction for similarly situated executives.  The agreement also provides that during Mr. Nye’s employment with Oncor or any affiliate and for a period of 12 months thereafter, he will not directly or indirectly solicit, recruit, encourage or in any way cause any executive of Oncor or any affiliate to terminate his employment with Oncor or such affiliate.  An affiliate is defined in the agreement as any entity that controls, is controlled by, or is under common control with, Oncor.

SARS Exercise Agreements

In November 2012, our board of directors accepted for early exercise all outstanding SARs issued under the SARs Plan and the Director SARs Plan. The early exercise was completed pursuant to the provision of the plans that permits the board to accelerate the vesting and exercisability of SARs.  Each of our executive officers and certain of our independent directors (Messrs. Dunning, Estrada, Ford and Wortham) were participants in the SARs early exercise in 2012. In connection with the early exercise, each participant in the plans entered into an exercise agreement that entitled each participant to: (1) an exercise payment (Exercise Payment) equal to the number of SARs exercised multiplied by the difference between $14.54 and the base price of the SARs (as stated in the award letter for each SARs grant); and (2) the accrual of interest on all dividends declared to date with respect to the SARs, but no further dividend accruals.  Additionally, certain executive officers, including all of our current executive officers, agreed in their exercise agreements to defer payment of a portion of his/her Exercise Payment until the earlier of November 7, 2016 or the occurrence of an event triggering SAR exercisability pursuant to Section 5(c)(ii) of the SARs Plan.  These deferred payments totaled approximately $6 million in the aggregate for 2012 executive officers.  As a result of the early exercise, in 2012 we paid an aggregate of approximately $64 million related to Exercise Payments ($57 million charged to expense), $35 million of which was attributable to our executive officers and $250,000 of which was attributable to independent directors that participated in the Director SARs Plan.  We also began accruing interest on approximately $18 million in aggregate dividend.  In the years ended December 31, 2013 and 2012, we recognized $1,807,000 and $338,000, respectively, in accretion and interest related to dividends with respect to executive officers’ dividend accounts, and $3,000 and $1,000, respectively, with respect to Director SARs Plan accounts.

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

Our board of directors has determined that Messrs. Dunning, Estrada, Gary, Hill, Mack and Wortham are independent directors under the standards in Section 303A of the New York Stock Exchange Manual and the other standards in our Limited Liability Company Agreement.  Further, our board of directors has determined that each of Messrs. Gary and Hill qualifies as a special independent director under the standards set forth in our Limited Liability Company Agreement.

In July 2010, our board of directors created the position of Lead Independent Director and appointed Mr. Dunning to serve in that role.  The Lead Independent Director presides at meetings of the independent directors, serves as a liaison to the EFH Corp. board of directors, and performs such duties and responsibilities as may be specified by the board.

Our board of directors has designated an Audit Committee, Nominating and Governance Committee and Organization and Compensation Committee to exercise certain powers and authorities of the board of the directors.  Members of these committees are not required by our Limited Liability Company Agreement or board of directors to meet any independence standards.  Mr. Liaw has served on the Organization and Compensation Committee since the committee’s inception, and Mr. Zucchet was appointed to such committee effective May 5, 2010.  Mr. Ranger, who was appointed by Texas Transmission to our board of directors in October 2012, was appointed to the audit committee effective January 9, 2013.  Mr. Ferguson and Mr. Zucchet were appointed to the Nominating and Governance Committee effective February 15, 2011.  None of Messrs. Ferguson, Liaw, Ranger, or Zucchet qualifies as an independent director for purposes of our Limited Liability Company Agreement.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP is our independent registered public accounting firm.

In 2008, our Audit Committee adopted a policy governing the engagement of our independent registered public accounting firm.  The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, our independent auditor may be engaged to provide non-audit services as described herein.  Prior to engagement, all services to be rendered by the independent auditor must be authorized by our Audit Committee in accordance with pre-approval procedures which are defined in the policy.  The pre-approval procedures require:

1.	the annual review and pre-approval by our Audit Committee of all anticipated audit and non-audit services, and

2.	the quarterly pre-approval by our Audit Committee of services, if any, not previously approved and the review of the status of previously approved services.

Our Audit Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules.  All services performed in 2013 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (Deloitte & Touche) were pre-approved by our Audit Committee.

The policy defines those non-audit services which our independent auditor may also be engaged to provide as follows:

1.	Audit-related services, including:
•	due diligence, accounting consultations and audits related to mergers, acquisitions and divestitures;
•	employee benefit plan and political action plan audits;
•	accounting and financial reporting standards consultation;
•	internal control reviews, and
•	attest services, including agreed-upon procedures reports that are not required by statute or regulation.

2.	Tax-related services, including:
•	tax compliance;
•	general tax consultation and planning;
•	tax advice related to mergers, acquisitions and divestitures, and
•	communications with and request for rulings from tax authorities.

3.	Other services, including:
•	process improvement, review and assurance;
•	litigation and rate review assistance;
•	forensic and investigative services, and
•	training services.

The policy prohibits us from engaging our independent auditor to provide:

1.	bookkeeping or other services related to our accounting records or financial statements;
2.	financial information systems design and implementation services;
3.	appraisal or valuation services, fairness opinions or contribution-in-kind reports;
4.	actuarial services;
5.	internal audit outsourcing services;
6.	management or human resources functions;
7.	broker-dealer, investment advisor or investment banking services;
8.	legal and expert services unrelated to the audit, and
9.	any other service that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible.

In addition, the policy prohibits our independent auditor from providing tax or financial planning advice to any of our officers.

The policy also contains the following standard of conduct for our independent auditor related to staffing and conducting its annual audit:

1.	no member performing the audit of our financial statements will be under the direction of the lead member of such firm conducting the financial statement audit work for EFH Corp.;
2.	the audit team will reach its own conclusions as to the sufficiency and adequacy of the audit procedures necessary to conduct the audit;
3.	the audit team accepts the sole responsibility for the opinion on our financial statements;
4.	the audit team may use other EFH Corp. auditors as a service provider;
5.	the audit team may consider the EFH Corp. Sarbanes-Oxley Act compliance audit team as a service provider;
6.	the audit team may consider the EFH Corp. tax compliance audit team as a service provider;
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

For the years ended December 31, 2013 and 2012, fees billed (in US dollars) to us by Deloitte & Touche were as follows:

	Years Ended December 31,
	2013	2012
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$2,402,000	$1,772,000
Audit-Related Fees. Fees for services including internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.	155,000	175,000
Tax Fees. Fees for tax compliance, tax planning and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	-	-
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, and litigation and rate review assistance.	-	-
Total	$2,557,000	$1,947,000

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b)Exhibits:

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

4(u)	333-100240 Form 8-K (filed May 13, 2013)	4.1	—	Registration Rights Agreement, dated May 13, 2013, among Oncor and the representatives of the initial purchasers of the additional 4.55% Senior Secured Notes due 2041.
(10)	Material Contracts.
Management Contracts; Compensatory Plans, Contracts and Arrangements
10(a)	333-100240 2007 Form 10-K (filed March 31, 2008)	10(i)	—	Oncor Electric Delivery Company LLC Non-employee Director Compensation Arrangement.
10(b)	333-100240 Form 8-K (filed February 23, 2009)	10.1	—	Form of Management Stockholder Agreement (Senior Management Form).
10(c)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(l)	—	Form of Director Stockholder’s Agreement.
10(d)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(m)	—	Form of Director Sale Participation Agreement.
10(e)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(n)	—	Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan.
10(f)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(o)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Director Stock Appreciation Rights Plan.
10(g)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(p)	—	2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its affiliates.
10(h)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(q)	—	Form of Sale Participation Agreement (Management Form).
10(i)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(r)	—	Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan.
10(j)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(s)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Stock Appreciation Rights Plan.
10(k)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(p)	—	Oncor Salary Deferral Program.

10(l)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(q)	—	Oncor Supplemental Retirement Plan.
10(m)	001-12833 2005 Form 10-K (filed March 6, 2006)	10(gg)	—	EFH Split Dollar Life insurance Program, as amended and restated, executed March 2, 2006, effective as of May 20, 2005.
10(n)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(n)	—	Amendment to the EFH Split Dollar Life Insurance Program, effective as of October 10, 2007.
10(o)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(w)	—	Oncor Electric Delivery Company LLC Executive Change in Control Policy.
10(p)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(x)	—	Oncor Electric Delivery Company LLC Executive Severance Plan and Summary Plan Description.
10(q)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(y)	—	Oncor Electric Delivery Company LLC Second Amended and Restated Executive Annual Incentive Plan.
10(r)	333-100240 Form 10-Q (filed July 29, 2011)	10(a)	—	Oncor Electric Delivery Company LLC Third Amended and Restated Executive Annual Incentive Plan.
10(s)	333-100240 2012 Form 10-K (filed February 19, 2013)	10(s)	—	Retention Agreement, effective as of February 12, 2013, between Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.
10(t)	333-100240 2012 Form 10-K (filed February 19, 2013)	10(t)	—	Oncor Electric Delivery Company LLC Long-Term Incentive Plan.
10(u)	333-100240 2012 Form 10-K (filed February 19, 2013)	10(u)	—	Form of Oncor Electric Delivery Company LLC Long-Term Incentive Plan Award Agreement.
10(v)	333-100240 2012 Form 8-K (filed October 7, 2013)	10.1	—	Form of Indemnification Agreement.
Credit Agreements
10(w)	333-100240 Form 8-K (filed October 11, 2011)	10.1	—

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

10(x)	333-100240 Form 8-K (filed May 15, 2012)	10.1	—

Joinder Agreement, dated as of May 15, 2012, by and among Oncor, as Borrower, JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement, swingline lender and fronting bank, Barclays Bank PLC, Bank of America, N.A., Citibank, N.A. and The Royal Bank of Scotland PLC, as fronting banks, and each party identified as an “Incremental Lender” on the signature pages thereto.

Other Material Contracts
10(y)	333-100240 2004 Form 10-K (filed March 23, 2005)	10(i)	—

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

10(aa)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUCT in Docket No. 34077.
10(ab)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(fff)	—	Amendment to Stipulation Regarding Section 1, Paragraph 35 and Exhibit B in Docket No. 34077.
10(ac)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(ae)	—	PUCT Order on Rehearing in Docket No. 34077.
(12)	Statement Regarding Computation of Ratios.
12(a)			—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.
(21)	Subsidiaries of the Registrant.
21(a)			—	Subsidiaries of Oncor Electric Delivery Company LLC.
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.
32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99(a)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	—	Financing Order.
99(b)	333-91935 Form S-3 (filed July 1, 2003)	99(b)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated May 21, 2002.
99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(c)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated February 18, 2000.
XBRL Data Files.
101.INS			—	XBRL Instance Document
101.SCH			—	XBRL Taxonomy Extension Schema Document
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*    Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

00
ONCOR ELECTRIC DELIVERY COMPANY LLC

Date: February 27, 2014
By /s/ ROBERT S. SHAPARD
(Robert S. Shapard, Chairman of the Board
and Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date
/s/	ROBERT S. SHAPARD	Principal Executive	February 27, 2014
	(Robert S. Shapard, Chairman of the Board and Chief Executive)	Officer and Director

/s/	DAVID M. DAVIS	Principal Financial Officer	February 27, 2014
(David M. Davis, Senior Vice President and Chief Financial Officer)

/s/	RICHARD C. HAYS	Principal Accounting Officer	February 27, 2014
(Richard C. Hays, Controller)

/s/	THOMAS M. DUNNING	Director	February 27, 2014
(Thomas M. Dunning)

/s/	ROBERT A. ESTRADA	Director	February 27, 2014
(Robert A. Estrada)

/s/	THOMAS D. FERGUSON	Director	February 27, 2014
(Thomas D. Ferguson)

/s/	PRINTICE L. GARY	Director	February 27, 2014
(Printice L. Gary)

/s/	WILLIAM T. HILL, JR.	Director	February 27, 2014
(William T. Hill, Jr.)

/s/	JEFFREY LIAW	Director	February 27, 2014
(Jeffrey Liaw)

/s/		Director	February 27, 2014
(Timothy A. Mack)

/s/	RHEAL R. RANGER	Director	February 27, 2014
(Rheal R, Ranger)

/s/	RICHARD W. WORTHAM III	Director	February 27, 2014
(Richard W. Wortham III)

/s/	STEVEN J. ZUCCHET	Director	February 27, 2014
(Steven J. Zucchet)

EXHIBIT INDEX

Exhibits	Previously Filed* With File Number	As Exhibit
3(i)	Articles of Incorporation
3(a)	333-100240 Form 10-Q (filed November 14, 2007)	3(a)	—	Certificate of Formation of Oncor Electric Delivery Company LLC.
3(ii)	By-laws
3(b)	333-100240 Form 10-Q (filed November 6, 2008)	3(a)	—

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

4(u)	333-100240 Form 8-K (filed May 13, 2013)	4.1	—	Registration Rights Agreement, dated May 13, 2013, among Oncor and the representatives of the initial purchasers of the additional 4.55% Senior Secured Notes due 2041.
(10)	Material Contracts.
	Management Contracts; Compensatory Plans, Contracts and Arrangements
10(a)	333-100240 2007 Form 10-K (filed March 31, 2008)	10(i)	—	Oncor Electric Delivery Company LLC Non-employee Director Compensation Arrangement.
10(b)	333-100240 Form 8-K (filed February 23, 2009)	10.1	—	Form of Management Stockholder Agreement (Senior Management Form).
10(c)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(l)	—	Form of Director Stockholder’s Agreement.
10(d)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(m)	—	Form of Director Sale Participation Agreement.
10(e)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(n)	—	Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan.
10(f)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(o)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Director Stock Appreciation Rights Plan.
10(g)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(p)	—	2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its affiliates.

10(h)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(q)	—	Form of Sale Participation Agreement (Management Form).
10(i)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(r)	—	Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan.
10(j)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(s)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Stock Appreciation Rights Plan.
10(k)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(p)	—	Oncor Salary Deferral Program.
10(l)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(q)	—	Oncor Supplemental Retirement Plan.
10(m)	001-12833 2005 Form 10-K (filed March 6, 2006)	10(gg)	—	EFH Split Dollar Life insurance Program, as amended and restated, executed March 2, 2006, effective as of May 20, 2005.
10(n)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(n)	—	Amendment to the EFH Split Dollar Life Insurance Program, effective as of October 10, 2007.
10(o)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(w)	—	Oncor Electric Delivery Company LLC Executive Change in Control Policy.
10(p)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(x)	—	Oncor Electric Delivery Company LLC Executive Severance Plan and Summary Plan Description.
10(q)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(y)	—	Oncor Electric Delivery Company LLC Second Amended and Restated Executive Annual Incentive Plan.
10(r)	333-100240 Form 10-Q (filed July 29, 2011)	10(a)	—	Oncor Electric Delivery Company LLC Third Amended and Restated Executive Annual Incentive Plan.
10(s)	333-100240 2012 Form 10-K (filed February 19, 2013)	10(s)	—	Retention Agreement, effective as of February 12, 2013, between Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.

10(t)	333-100240 2012 Form 10-K (filed February 19, 2013)	10(t)	—	Oncor Electric Delivery Company LLC Long-Term Incentive Plan.
10(u)	333-100240 2012 Form 10-K (filed February 19, 2013)	10(u)	—	Form of Oncor Electric Delivery Company LLC Long-Term Incentive Plan Award Agreement.
10(v)	333-100240 Form 10-Q (filed October 7, 2013)	10(u)	—	Form of Indemnification Agreement.
Credit Agreements
10(w)	333-100240 Form 8-K (filed October 11, 2011)	10.1	—

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

10(x)	333-100240 Form 8-K (filed May 15, 2012)	10.1	—

Joinder Agreement, dated as of May 15, 2012, by and among Oncor, as Borrower, JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement, swingline lender and fronting bank, Barclays Bank PLC, Bank of America, N.A., Citibank, N.A. and The Royal Bank of Scotland PLC, as fronting banks, and each party identified as an “Incremental Lender” on the signature pages thereto.

Other Material Contracts
10(y)	333-100240 2004 Form 10-K (filed March 23, 2005)	10(i)	—

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

10(aa)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUCT in Docket No. 34077.
10(ab)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(fff)	—	Amendment to Stipulation Regarding Section 1, Paragraph 35 and Exhibit B in Docket No. 34077.
10(ac)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(ae)	—	PUCT Order on Rehearing in Docket No. 34077.
(12)	Statement Regarding Computation of Ratios.
12(a)			—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.
(21)	Subsidiaries of the Registrant.
21(a)			—	Subsidiaries of Oncor Electric Delivery Company LLC.
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99(a)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	—	Financing Order.
99(b)	333-91935 Form S-3 (filed July 1, 2003)	99(b)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated May 21, 2002.

99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(c)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated February 18, 2000.
XBRL Data Files
101.INS			—	XBRL Instance Document
101.SCH			—	XBRL Taxonomy Extension Schema Document
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
* Incorporated herein by reference.

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of Oncor Electric Delivery Company LLC during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.