Form 10-Q
period 2014-03-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2014-05-02
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes          No  √

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    √     No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____     Accelerated filer ____     Non-Accelerated filer   √      (Do not check if a smaller reporting company)

Smaller reporting company___

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___ No  √

As of May 1, 2014,  80.03% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.22% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors.  None of the membership interests are publicly traded.

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

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2013 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2013
AMS	advanced metering system
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

EECRF	energy efficiency cost recovery factor
EFCH	Refers to Energy Future Competitive Holdings Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context.
EFH Bankruptcy Proceedings

Refers to voluntary petitions for relief under Chapter 11 of the US Bankruptcy Code filed in US Bankruptcy Court for the District of Delaware on April 29, 2014 (EFH Petition Date) by EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.
EFH Petition Date	April 29, 2014. See EFH Bankruptcy Proceedings above.
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

TCEH

Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFCH and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.  Its major subsidiaries include Luminant and TXU Energy.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Operating revenues:
Nonaffiliates	$676	$592
Affiliates	241	225
Total operating revenues	917	817
Operating expenses:
Wholesale transmission service	179	131
Operation and maintenance	166	167
Depreciation and amortization	210	199
Provision in lieu of income taxes (Note 10)	63	38
Taxes other than amounts related to income taxes	108	102
Total operating expenses	726	637
Operating income	191	180
Other income and deductions:
Other income (Note 11)	4	5
Other deductions (Note 11)	3	4
Nonoperating provision in lieu of income taxes	1	1
Interest income	1	1
Interest expense and related charges (Note 11)	88	94
Net income	$104	$87

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Net income	$104	$87
Other comprehensive income (loss):
Cash flow hedges – derivative value net loss recognized in net income (net of tax benefit of $– and $–) (Note 1)	-	1
Defined benefit pension plans (net of tax benefit of $– and $–) (Note 9)	-	(1)
Total other comprehensive income (loss)	-	-
Comprehensive income	$104	$87

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Cash flows — operating activities:
Net income	$104	$87
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	220	207
Provision in lieu of deferred income taxes – net	(2)	39
Other – net	(1)	(1)
Changes in operating assets and liabilities:
Deferred revenues (Note 4)	1	(12)
Changes in other operating assets and liabilities	(124)	(162)
Cash provided by operating activities	198	158
Cash flows — financing activities:
Repayments of long-term debt (Note 6)	(28)	(27)
Net increase in short-term borrowings (Note 5)	234	242
Distributions to members (Note 8)	(53)	(50)
Debt discount, premium, financing and reacquisition expenses – net	(1)	(1)
Cash provided by financing activities	152	164
Cash flows — investing activities:
Capital expenditures	(347)	(349)
Other – net	1	3
Cash used in investing activities	(346)	(346)
Net change in cash and cash equivalents	4	(24)
Cash and cash equivalents — beginning balance	27	45
Cash and cash equivalents — ending balance	$31	$21

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At March 31,	At December 31,
	2014	2013
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$31	$27
Restricted cash — Bondco (Note 11)	58	52
Trade accounts receivable from nonaffiliates – net (Note 11)	390	385
Trade accounts and other receivables from affiliates – net (Note 10)	120	135
Amounts receivable from members related to income taxes (Note 10)	23	23
Materials and supplies inventories — at average cost	69	65
Prepayments and other current assets	84	79
Total current assets	775	766
Restricted cash — Bondco (Note 11)	16	16
Investments and other property (Note 11)	91	91
Property, plant and equipment – net (Note 11)	12,068	11,902
Goodwill (Note 11)	4,064	4,064
Regulatory assets – net ― Oncor (Note 4)	1,025	1,098
Regulatory assets – net ― Bondco (Note 4)	197	226
Other noncurrent assets	79	71
Total assets	$18,315	$18,234
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 5)	$979	$745
Long-term debt due currently ― Oncor (Note 6)	500	-
Long-term debt due currently ― Bondco (Note 6)	133	131
Trade accounts payable to nonaffiliates	147	178
Amounts payable to members related to income taxes (Note 10)	92	23
Accrued taxes other than amounts related to income	65	169
Accrued interest	64	95
Other current liabilities	118	135
Total current liabilities	2,098	1,476
Long-term debt, less amounts due currently ― Oncor (Note 6)	4,703	5,202
Long-term debt, less amounts due currently ― Bondco (Note 6)	149	179
Liability in lieu of deferred income taxes (Note 10)	2,422	2,414
Other noncurrent liabilities and deferred credits (Note 11)	1,483	1,554
Total liabilities	10,855	10,825
Commitments and contingencies (Note 7)
Membership interests (Note 8):
Capital account ― number of interests outstanding 2014 and 2013 – 635,000,000	7,508	7,457
Accumulated other comprehensive loss	(48)	(48)
Total membership interests	7,460	7,409
Total liabilities and membership interests	$18,315	$18,234

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

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas.  Revenues from TCEH represented 26% and 28% of our total operating revenues for the three months ended March 31, 2014 and 2013, respectively.  We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.  Oncor Holdings owns 80.03% of our membership interests, Texas Transmission owns 19.75% of our membership interests and certain members of our management team and board of directors indirectly own the remaining membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

Various “ring-fencing” measures have been taken to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and our credit quality.  These measures serve to mitigate our and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that our assets and liabilities or those of Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in connection with a bankruptcy of one or more of those entities.  Such measures include, among other things: our sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; our board of directors being comprised of a majority of independent directors; and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group.  We do not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa.  Accordingly, our operations are conducted, and our cash flows are managed, independently from the Texas Holdings Group.

EFH Corp. Bankruptcy Proceedings

On April 29, 2014 (EFH Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries that are members of the Texas Holdings Group, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the US Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings.  See Note  2 for a discussion of the potential impacts of the EFH Bankruptcy Proceedings on our financial statements.

Basis of Presentation

Our condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements in our 2013 Form 10-K.  Adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein.  All intercompany items and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC.  Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes in our 2013 Form 10-K.  The results of operations for an interim period may not give a true indication of results for a full year due to seasonality.  All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

2.    SUBSEQUENT EVENT

On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries that are members of the Texas Holdings Group, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the US Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings.

At March 31, 2014, our receivables from the Texas Holdings Group totaled  $138 million.  As of the EFH Petition Date, we estimate that our receivables from the Texas Holdings Group totaled approximately $124 million as indicated below.  The US Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date.  Following the EFH Petition Date, EFH Corp. has sought approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations.  Included in the EFH Corp. requests are the obligations owed to us representing our receivables.  If the bankruptcy court determines that EFH Corp. cannot pay any of these obligations, we would incur a loss in the amount of the related receivable.  Therefore, we estimate the potential pre-tax loss to be in the range of zero to $124 million depending on the outcome of various aspects of the EFH Bankruptcy Proceedings.  We are unable to predict the outcome of the requests at this time.  As such, at March 31, 2014, a provision for uncollectible accounts from affiliates had not been established.  We expect to collect for services rendered to the Texas Holdings Group after the EFH Petition Date.

Our estimate of receivables from EFH Corp. affiliates as of the EFH Petition Date consisted of the following:

Electricity delivery fees (including transition bond charges)	$109
Transition bond charges secured by letters of credit	(5)
Federal income taxes under the tax sharing agreement	18
Administrative services, shared facilities and miscellaneous	2
Receivables from affiliates	$124

The EFH Bankruptcy Proceedings are a complex litigation matter and the full extent of potential liability at this time is unknown.  Bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict.  We will continue to evaluate our affiliate transactions and contingencies throughout the EFH Bankruptcy Proceedings to determine any risks and resulting impacts on our financial statements.

See Note 10 for details of our related-party transactions with members of the Texas Holdings Group.

3.    REGULATORY MATTERS

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

See Note 2 to Financial Statements in our 2013 Form 10-K for additional information regarding regulatory matters.

4.    REGULATORY ASSETS AND LIABILITIES

Recognition of regulatory assets and liabilities and the amortization periods over which they are expected to be recovered or refunded through rate regulation reflect the decisions of the PUCT.  Components of the regulatory assets and liabilities are provided in the table below.  Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period at	Carrying Amount At
	March 31, 2014	March 31, 2014	December 31, 2013
Regulatory assets:
Generation-related regulatory assets securitized by transition bonds (a)(e)	2 years	$250	$281
Employee retirement costs	6 years	67	71
Employee retirement costs to be reviewed (b)(c)	To be determined	229	224
Employee retirement liability (a)(c)(d)	To be determined	480	491
Self-insurance reserve (primarily storm recovery costs) ― net	6 years	150	158
Self-insurance reserve to be reviewed (b)(c)	To be determined	194	196
Securities reacquisition costs (pre-industry restructure)	3 years	30	32
Securities reacquisition costs (post-industry restructure) ― net	Terms of related debt	5	5
Recoverable amounts in lieu of deferred income taxes ― net	Life of related asset or liability	35	42
Rate review expenses (a)	Largely 2 years	7	4
Advanced meter customer education costs	6 years	8	8
Deferred conventional meter and metering facilities depreciation	Largely 7 years	140	146
Deferred AMS costs	6 years	76	62
Energy efficiency performance bonus (a)	1 year	9	12
Under-recovered wholesale transmission service expense ― net (a)	1 year	38	37
Other regulatory assets	Various	2	2
Total regulatory assets		1,720	1,771
Regulatory liabilities:
Estimated net removal costs	Life of utility plant	423	385
Investment tax credit and protected excess deferred taxes	Various	21	23
Over-collection of transition bond revenues (a)(e)	2 years	36	35
Energy efficiency programs (a)	Not applicable	18	4
Total regulatory liabilities		498	447
Net regulatory asset		$1,222	$1,324

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Costs incurred since the period covered under the last rate review.
(c)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(d)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(e)

Bondco net regulatory assets of $197 million at March 31, 2014 consisted of $233 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $36 million.  Bondco net regulatory assets of $226 million at December 31, 2013 consisted of $261 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $35 million.

5.    BORROWINGS UNDER CREDIT FACILITIES

At March 31, 2014, we had a $2.4 billion secured revolving credit facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances.  The revolving credit facility expires in October 2016, and we have the option of requesting up to two one-year extensions, with such extensions subject to certain conditions and lender approval.  The terms of the revolving credit facility allow us to request an additional increase in our borrowing capacity of $100 million, provided certain conditions are met, including lender approval.

Borrowings under the revolving credit facility are classified as short-term on the balance sheet and are secured equally and ratably with all of our other secured indebtedness by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.

At March 31, 2014, we had outstanding borrowings under the revolving credit facility totaling $979 million with an interest rate of 1.65% and outstanding letters of credit totaling $7 million.  At December 31, 2013, we had outstanding borrowings under the revolving credit facility totaling $745 million with an interest rate of 1.67% and outstanding letters of credit totaling $6 million.

Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  At March 31, 2014, all outstanding borrowings bore interest at LIBOR plus 1.50%.  Amounts borrowed under the revolving credit facility, once repaid, can be borrowed again from time to time.

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.100% to 0.275% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the revolving credit facility.  Letter of credit fees on the stated amount of letters of credit issued under the revolving credit facility are payable to the lenders quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR.  Customary fronting and administrative fees are also payable to letter of credit fronting banks.  At March 31, 2014, letters of credit bore interest at 1.70%, and a commitment fee (at a rate of 0.225% per annum) was payable on the unfunded commitments under the revolving credit facility, each based on our current credit ratings.

Subject to the limitations described below, borrowing capacity available under the revolving credit facility at March 31, 2014 and December 31, 2013 was $1.414 billion and $1.649 billion, respectively.  Generally, our indentures and revolving credit facility limit the incurrence of other secured indebtedness except for indebtedness secured equally and ratably with the indentures and revolving credit facility and certain permitted exceptions.  As described further in Note 6 to Financial Statements in our 2013 Form 10-K, the Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that have been certified to the Deed of Trust collateral agent.  At March 31, 2014, the available bond credits were approximately $1.940 billion and the amount of additional potential indebtedness that could be secured by property additions, subject to a certification process, was $1.527 billion.  At March 31, 2014, the available borrowing capacity of the revolving credit facility could be fully drawn.

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

31, 2014, we were in compliance with this covenant with a debt-to-capitalization ratio of 0.45 to 1.00 and with all other covenants.

6.    LONG-TERM DEBT

At March 31, 2014 and December 31, 2013, our long-term debt consisted of the following:

	March 31,	December 31,
	2014	2013
Oncor (a):
6.375% Fixed Senior Notes due January 15, 2015	$500	$500
5.000% Fixed Senior Notes due September 30, 2017	324	324
6.800% Fixed Senior Notes due September 1, 2018	550	550
5.750% Fixed Senior Notes due September 30, 2020	126	126
4.100% Fixed Senior Notes due June 1, 2022	400	400
7.000% Fixed Debentures due September 1, 2022	800	800
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
4.550% Fixed Senior Notes due December 1, 2041	400	400
5.300% Fixed Senior Notes due June 1, 2042	500	500
Unamortized discount	(22)	(23)
Less amount due currently	(500)	-
Long-term debt, less amounts due currently — Oncor	4,703	5,202
Bondco (b):
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	78	106
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	205	205
Unamortized fair value discount related to transition bonds	(1)	(1)
Less amount due currently	(133)	(131)
Long-term debt, less amounts due currently — Bondco	149	179
Total long-term debt, less amounts due currently	$4,852	$5,381

__________

(a)   Secured by first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” in Note 6 to Financial Statements in our 2013 Form 10-K for additional information.

(b)   The transition bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt-Related Activity in 2014

Debt Repayments

Repayments of long-term debt in the three months ended March  31, 2014 totaled $28 million and represent transition bond principal payments at scheduled maturity dates.

Fair Value of Long-Term Debt

At March 31, 2014 and December 31, 2013, the estimated fair value of our long-term debt (including current maturities) totaled $6.382 billion and $6.188 billion, respectively, and the carrying amount totaled $5.485 billion and $5.512 billion, respectively.  The fair value is estimated based upon the market value as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

7.    COMMITMENTS AND CONTINGENCIES

EFH Bankruptcy Proceedings

On the EFH Petition Date,  EFH Corp. and the substantial majority of its direct and indirect subsidiaries that are members of the Texas Holdings Group, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the US Bankruptcy Code.    The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  See Notes  2 and 10 for  a  discussion of the potential impacts on us as a result of the EFH Bankruptcy Proceedings and our related-party transactions involving members of the Texas Holdings Group.

Guarantees

We are the lessee under various operating leases that obligate us to guarantee the residual values of the leased assets.  At March 31, 2014, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled $7 million.  These leased assets consist primarily of vehicles used in distribution activities.  The average life of the residual value guarantees under the lease portfolio is approximately 2.2 years.

Legal/Regulatory Proceedings

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.  See Note 7 to Financial Statements in our 2013 Form 10-K for additional information regarding our legal and regulatory proceedings.

8.    MEMBERSHIP INTERESTS

Cash Distributions

On April 30, 2014, our board of directors declared a cash distribution of $57 million, which was paid to our members on May 1, 2014.  In February 2014, our board of directors declared, and we paid a cash distribution of $53 million to our members.

Distributions are limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At March 31, 2014, our regulatory capitalization ratio was 58.4% debt and 41.6% equity.  The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  The debt calculation excludes transition bonds issued by Bondco.  Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of purchase accounting (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).  At March 31, 2014, $239 million was available for distribution to our members under the capital structure restriction.

Membership Interests

The following tables present the changes to membership interests during the three months ended March 31, 2014 and 2013:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests

Balance at December 31, 2013	$7,457	$(48)	$7,409
Net income	104	-	104
Distributions	(53)	-	(53)
Balance at March 31, 2014	$7,508	$(48)	$7,460

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests

Balance at December 31, 2012	$7,335	$(31)	$7,304
Net income	87	-	87
Distributions	(50)	-	(50)
Net effects of cash flow hedges (net of tax)	-	1	1
Defined benefit pension plans (net of tax)	-	(1)	(1)
Balance at March 31, 2013	$7,372	$(31)	$7,341

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes to accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013:

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2013	$(26)	$(22)	$(48)
Defined benefit pension plans (net of tax)	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	-	-	-
Balance at March 31, 2014	$(26)	$(22)	$(48)

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2012	$(28)	$(3)	$(31)
Defined benefit pension plans (net of tax)	-	(1)	(1)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	1	-	1
Balance at March 31, 2013	$(27)	$(4)	$(31)

9.    PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS PLANS

We participate in two defined pension plans, the Oncor Retirement Plan and the EFH Retirement Plan, and also participate with EFH Corp. and other subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees.  We also have supplemental pension plans for certain employees whose retirement benefits cannot be fully earned under the qualified retirement plans.  See Note 9 to Financial Statements in our 2013 Form 10-K for additional information regarding our pension plans and the OPEB Plan.

Our net costs related to pension plans and the OPEB Plan for the three months ended March 31, 2014 and 2013 were comprised of the following:

	Three Months Ended March 31,
	2014	2013

Components of net allocated pension costs:
Service cost	$6	$6
Interest cost	33	31
Expected return on assets	(34)	(30)
Amortization of net loss	10	17
Net pension costs	15	24
Components of net OPEB costs:
Service cost	2	1
Interest cost	11	10
Expected return on assets	(3)	(3)
Amortization of prior service cost	(5)	(5)
Amortization of net loss	6	6
Net OPEB costs	11	9
Total net pension and OPEB costs	26	33
Less amounts deferred principally as property or a regulatory asset	(17)	(24)
Net amounts recognized as expense	$9	$9

The discount rates reflected in net pension and OPEB costs in 2014 are 4.72%, 5.07% and 4.98% for the Oncor Retirement Plan, the EFH Retirement Plan and the OPEB Plan, respectively.  The expected return on pension and OPEB plan assets reflected in the 2014 cost amounts are 6.48%, 6.17% and 7.05% for the Oncor Retirement Plan, the EFH Retirement Plan and the OPEB Plan, respectively.

We made cash contributions to the pension plans and OPEB Plan of $65 million and $4 million, respectively, during the three months ended March 31, 2014, and we expect to make additional cash contributions of $22 million and $11 million, respectively, during the remainder of 2014.

10.   RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions.  See Note 2 for additional information regarding related-party contingencies resulting from the EFH Bankruptcy Proceedings.

•

We record revenue from TCEH, principally for electricity delivery fees, which totaled $241 million and $225 million for the three months ended March 31, 2014 and 2013, respectively.  The fees are based on rates regulated by the PUCT that apply to all REPs.  These revenues included less than $1 million for each of the three-month periods ended March 31, 2014 and 2013 pursuant to a transformer maintenance agreement with TCEH.  The balance sheets at March 31, 2014 and December 31, 2013 reflect trade accounts and other receivables from affiliates – net totaling $120 million ($42 million of which was unbilled) and $135 million ($56 million of which was unbilled), respectively, primarily consisting of trade receivables from TCEH related to these electricity delivery fees.  As of the EFH Petition Date, we had collected approximately $73 million of the accounts receivable from affiliates outstanding at March 31, 2014.

Trade accounts and other receivables from EFH Corp. affiliates – net reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2014	2013

Trade accounts and other receivables from affiliates	$126	$141
Trade accounts and other payables to affiliates	(6)	(6)
Trade accounts and other receivables from affiliates – net	$120	$135

•

EFH Corp. subsidiaries charge us for certain administrative services at cost.  Our payments to EFH Corp. subsidiaries for administrative services, which are primarily reported in operation and maintenance expenses, totaled $8 million for each of the three-month periods ended March 31, 2014 and 2013.  We also charge each other for shared facilities at cost.  Our payments to EFH Corp. for shared facilities totaled $1 million for the each of the three-month periods ended March 31, 2014 and 2013.  Payments we received from EFH Corp. subsidiaries related to shared facilities totaled less than $1 million for each of the three-month periods ended March 31, 2014 and 2013.

•

We are not a member of EFH Corp.’s consolidated tax group, but EFH Corp.’s consolidated federal income tax return includes EFH Corp.’s portion of our results due to EFH Corp.’s equity ownership in us.  Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., we are generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return.  For periods prior to the tax sharing agreement (entered into in October 2007 and amended and restated in November 2008), we are responsible for our share, if any, of redetermined tax liability for the EFH Corp. consolidated tax group.  EFH Corp. also includes our results in its consolidated Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return.  See discussion in Note 1 to Financial Statements in our 2013 Form 10-K under “Income Taxes.”  Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members.  No income tax payments were made to or received from members in the three months ended March 31, 2014 and 2013.

Amounts payable to (receivable from) members related to income taxes under the agreement and reported on our balance sheet consisted of the following:

	At March 31, 2014			At December 31, 2013
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes receivable	$(18)	$(5)	$(23)	$(18)	$(5)	$(23)
Federal income taxes payable	51	13	64	-	-	-
Texas margin taxes payable	28	-	28	23	-	23
Net payable (receivable)	$61	$8	$69	$5	$(5)	$-

•

Our PUCT-approved tariffs include requirements to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Bondco.  Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods.  Accordingly, at March 31, 2014 and December 31, 2013, TCEH had posted letters of credit in the amount of $9 million for our benefit.

•

Under Texas regulatory provisions, the trust fund for decommissioning TCEH’s Comanche Peak nuclear generation facility is funded by a delivery fee surcharge we collect from REPs and remit monthly to TCEH.  Delivery fee surcharges totaled $4 million for each of the three-month periods ended March 31, 2014 and 2013.    Our sole obligation with regard to nuclear decommissioning is as the collection agent of funds charged to ratepayers for nuclear decommissioning activities.  If, at the time of decommissioning, actual decommissioning costs exceed available trust funds, we would not be obligated to pay any shortfalls but would be required to collect any rates approved by the PUCT to recover any additional decommissioning costs.  Further, if there were to be a surplus when decommissioning is complete, such surplus would be returned to ratepayers under terms prescribed by the PUCT.

•

Affiliates of the Sponsor Group have (1) sold, acquired or participated in the offerings of our debt or debt securities in open market transactions or through loan syndications, and (2) performed various financial advisory, dealer, commercial banking and investment banking services for us and certain of our affiliates for which they have received or will receive customary fees and expenses, and may from time to time in the future participate in any of the items in (1) and (2) above.

See Notes 8 and 9 for information regarding distributions to members and our participation in EFH Corp. pension and OPEB plans, respectively.

11.   SUPPLEMENTARY FINANCIAL INFORMATION

Major Customers

Revenues from TCEH represented 26% and 28% of our total operating revenues for the three months ended March 31, 2014 and 2013, respectively.  Revenues from REP subsidiaries of NRG Energy, Inc., a nonaffiliated entity, collectively represented 15% and 16% of our total operating revenues for the three months ended March  31, 2014 and 2013, respectively.  No other customer represented 10% or more of our total operating revenues.

Other Income and Deductions

	Three Months Ended March 31,
	2014	2013
Other income:
Accretion of fair value adjustment (discount) to regulatory assets due to purchase accounting	$3	$5
Other	1	-
Total other income	$4	$5
Other deductions:
Professional fees	$1	$2
Other	2	2
Total other deductions	$3	$4

Interest Expense and Related Charges

	Three Months Ended March 31,
	2014	2013

Interest expense	$89	$89
Amortization of debt issuance costs and discounts	1	7
Allowance for funds used during construction – capitalized interest portion	(2)	(2)
Total interest expense and related charges	$88	$94

Restricted Cash

All restricted cash amounts reported on our balance sheet at March  31, 2014 and December 31, 2013 relate to the transition bonds.

Trade Accounts Receivable

Trade accounts receivable reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2014	2013
Gross trade accounts receivable	$517	$527
Trade accounts receivable from TCEH	(124)	(139)
Allowance for uncollectible accounts	(3)	(3)
Trade accounts receivable from nonaffiliates – net	$390	$385

Gross trade accounts receivable at March  31, 2014 and December 31, 2013 included unbilled revenues of $150 million and $180 million, respectively.  At both March  31, 2014 and December 31, 2013, REP subsidiaries of NRG Energy, Inc., a nonaffiliated entity, collectively represented approximately 14%  and 12%  of the nonaffiliated trade accounts receivable amount, respectively.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.  Due to commitments made to the PUCT in 2007, we are not allowed to recover bad debt expense, or certain other costs and expenses, from ratepayers in the event of a default or bankruptcy by an affiliate REP.

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2014	2013

Assets related to employee benefit plans, including employee savings programs	$88	$88
Land	3	3
Total investments and other property	$91	$91

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2014	2013

Total assets in service	$17,571	$17,056
Less accumulated depreciation	5,828	5,725
Net of accumulated depreciation	11,743	11,331
Construction work in progress	310	556
Held for future use	15	15
Property, plant and equipment – net	$12,068	$11,902

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet consisted of the following:

	At March 31, 2014			At December 31, 2013
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization included in property, plant and equipment:
Land easements	$443	$83	$360	$440	$82	$358
Capitalized software	394	202	192	385	189	196
Total	$837	$285	$552	$825	$271	$554

Aggregate amortization expense for intangible assets totaled $14 million and $15 million for the three months ended March  31, 2014 and 2013, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years from December 31, 2013 is as follows:

Year	Amortization Expense
2014	$56
2015	56
2016	53
2017	45
2018	41

At both March 31, 2014 and December 31, 2013, goodwill totaling $4.1 billion was reported on our balance sheet.  None of this goodwill is being deducted for tax purposes.

Other Noncurrent Liabilities and Deferred Credits

Other noncurrent liabilities and deferred credits reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2014	2013
Retirement plans and other employee benefits	$1,342	$1,399
Uncertain tax positions (including accrued interest)	38	56
Amount payable related to income taxes	17	17
Investment tax credits	20	20
Other	66	62
Total other noncurrent liabilities and deferred credits	$1,483	$1,554

In the first quarter of 2014, several uncertain tax positions were remeasured under US GAAP guidance as a result of new information received from the IRS with respect to the audit of tax years 2007 through 2009.  As a result, we reduced the liability for uncertain tax positions by $18 million.  This reduction consisted of a $16 million increase to liability in lieu of deferred income taxes and a $2 million ($1 million after tax) reversal of accrued interest, which is reported as a decrease in provision in lieu of income taxes.

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

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2014	2013
Cash payments (receipts) related to:
Interest	$119	$96
Capitalized interest	(2)	(2)
Interest (net of amounts capitalized)	$117	$94
Noncash construction expenditures (a)	$35	$69

_____________

(a)	Represents end-of-period accruals.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2014 and 2013 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements as well as the Risk Factors contained in our 2013 Form 10-K.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas.  Revenues from TCEH represented 26%  and 28% of our reported total operating revenues for the three months ended March 31, 2014 and 2013, respectively.  We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  Oncor Holdings owns 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly own the remaining 0.22% of the outstanding membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

Various “ring-fencing” measures have been taken to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and our credit quality.  These measures serve to mitigate our and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that our assets and liabilities or those of Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in connection with a bankruptcy of one or more of those entities.  Such measures include, among other things: our sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; our board of directors being comprised of a majority of independent directors; and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group.  We do not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa.  Accordingly, our operations are conducted, and our cash flows are managed, independently from the Texas Holdings Group.

Significant Activities and Events

EFH Corp. Bankruptcy Proceedings — On April 29, 2014 (EFH Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries that are members of the Texas Holdings Group, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the US Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  EFH Corp. and EFIH are our direct 80.03% equity holders.  We believe the “ring-fencing” measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings and associated transactions.

At March 31, 2014, our receivables from the Texas Holdings Group totaled $138 million.  As of the EFH Petition Date, we estimate that our receivables from the Texas Holdings Group totaled approximately  $124 million (see Note 2 to Financial Statements).  The US Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date.  Following the EFH Petition Date, EFH Corp. has sought approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations.  Included in the EFH Corp. requests are the obligations owed to us representing our receivables.  If the bankruptcy court determines that EFH Corp. cannot pay these obligations, we would incur a loss in the amount of the related receivable.  Therefore, we estimate the potential pre-tax loss to be in the range of zero to $124 million depending on the outcome of the various aspects of the EFH Bankruptcy Proceedings.  We are unable to predict the outcome of these requests at this time.  We expect to collect for services rendered to the Texas Holdings Group after the EFH Petition Date.

The EFH Bankruptcy Proceedings are a complex litigation matter and the full extent of potential liability at this time is unknown.  Bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict.  We will continue to evaluate our affiliate transactions and contingencies throughout the EFH Bankruptcy Proceedings to determine any risks and resulting impacts on our financial statements in accordance with our accounting policies.  See Notes, 2, 7 and 10 to Financial Statements and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information.

For information regarding matters with the PUCT, see discussion below under “Regulation and Rates.”

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended March 31,		%
	2014	2013	Change
Operating statistics:
Electric energy billed volumes (gigawatt-hours):
Residential	11,343	9,455	20.0
Other (a)	16,752	16,041	4.4
Total electric energy billed volumes	28,095	25,496	10.2

Reliability statistics (b):
System Average Interruption Duration Index (SAIDI) (nonstorm)	104.8	101.7	3.0
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.4	1.3	7.7
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	75.8	78.8	(3.8)

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,296	3,253	1.3

	Three Months Ended March 31,		$
	2014	2013	Change
Operating revenues:
Distribution base revenues	$448	$414	$34
Transmission base revenues (TCOS) (c)	187	165	22
Reconcilable rates:
TCRF (c)	246	192	54
Transition charges	36	34	2
AMS surcharges	36	40	(4)
EECRF and rate case expense surcharges	15	16	(1)
Other miscellaneous revenues	15	16	(1)
Intercompany eliminations (c)	(66)	(60)	(6)
Total operating revenues	$917	$817	$100

________________

(a)Includes small business, large commercial and industrial and all other non-residential distribution points of delivery.

(b)SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.  The statistics presented are based on twelve months ended March 31, 2014 and 2013 data.

(c)A portion of transmission base revenues (TCOS) is recovered from Oncor’s distribution customers through the TCRF rate.

Financial Results — Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Total operating revenues increased $100 million, or 12%, to $917 million in 2014.  All revenue is billed under tariffs approved by the PUCT.  The change reflected:

•

An Increase in Distribution Base Revenues — Base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on January 1, 2012.  The $34 million increase in distribution base rate revenues consisted of a $32 million impact of higher average consumption, largely driven by the effects of colder weather in 2014 as compared to 2013 and an estimated $2 million effect of growth in points of delivery.

•

An Increase in Transmission Base Revenues — TCOS revenues are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed though the TCRF mechanism discussed below while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $22 million increase in transmission base revenues primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table below for a listing of Transmission Interim Rate Update Applications impacting revenues for the three months ended March 31, 2014 and 2013 as well as filings that will impact revenues for the year ended December 31, 2014.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
42267	February 2014	April 2014	$74	$47	$27
41706	July 2013	September 2013	$71	$45	$26
41166	January 2013	March 2013	$27	$17	$10
40603	July 2012	August 2012	$30	$19	$11

•

An Increase in Reconcilable Rates — The PUCT has designated certain tariffs (TCRF, EECRF surcharge, AMS surcharge and charges related to transition bonds) as reconcilable, which means the differences between amounts billed under these tariffs and the related incurred costs, including a return component where allowed, are deferred as either regulatory assets or regulatory liabilities.  Accordingly, at prescribed intervals, future applicable tariffs are adjusted to either repay regulatory liabilities or collect regulatory assets.  Changes in these tariffs do not impact operating income, except for the AMS return component, but do impact the timing of cash flows.  See Note 1 to Financial Statements for accounting treatment of reconcilable tariffs.

-

An Increase in TCRF — TCRF  is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $54 million increase in TCRF revenue reflects the pass through of a $48 million increase in third-party wholesale transmission expense described below and a $6 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At March 31, 2014, $38 million was deferred as under-recovered wholesale transmission service expense (see Note 4 to Financial Statements).  See TCRF Filings Table below for a listing of TCRF filings impacting cash flow for the three months ended March 31, 2014 and 2013 as well as filings that will impact cash flow for the year ended December 31, 2014.

TCRF Filings Table

			Semi-Annual
			Billing Impact
Docket No.	Filed	Effective	Increase (Decrease)
42059	December 2013	March 2014 – August 2014	$44
41543	June 2013	September 2013 – February 2014	$88
41002	November 2012	March 2013 – August 2013	$(47)
40451	June 2012	September 2012 – February 2013	$129

-

An Increase in Transition Charges — Transition charge revenue is dedicated to paying the principal and interest of transition bonds.  We account for the difference between transition charge revenue recognized and cost related to the transition bonds as a regulatory liability.  Annual true-up adjustments are filed to increase or decrease the transition charges such that sufficient funds will be collected during the following period to meet scheduled debt service payments.  The final transition bonds mature in 2016.  The $2 million increase in charges related to transition bonds corresponds with an offsetting increase in amortization expense and primarily reflects higher electricity volumes delivered by us due to the effects of colder weather in 2014 as compared to 2013.

-

A  Decrease in AMS Surcharges — The PUCT has authorized monthly per customer advanced meter cost recovery factors designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  We recognize revenues equal to reconcilable expenses incurred including depreciation net of calculated savings plus a return component on our investment.  The $4 million decrease in recognized AMS revenues is due to lower costs associated with meter installation and systems development.

-

A Decrease in EECRF Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  For the three months ended March 31, 2014, we recognized a $1 million decrease in EECRF surcharges, which is offset in operation and maintenance expense.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the three months ended March 31, 2014 and 2013 as well as filings that will impact revenues for the year ended 2014.

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

•

A Decrease in Other  Miscellaneous Revenues — Miscellaneous revenues includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs, services provided on a time and materials basis, rents, energy efficiency performance bonuses approved by the PUCT and other miscellaneous revenues.

Wholesale transmission service expense increased  $48 million, or 37%, to $179 million in 2014 due to higher fees paid to other transmission entities.

Operation and maintenance expense decreased $1 million, or 1%, to $166 million in 2014.  The change included recognition of a PUCT order allowing recovery of $3 million of rate case expense previously written off,  offset by $3 million in higher vegetation management expenses and other costs.  Operation and maintenance expense also reflects fluctuations in expenses that are offset by corresponding reconcilable rate revenues, including a $2 million decrease related to advanced meters and a $1 million decrease in costs related to programs designed to improve customer electricity efficiency.  Amortization of regulatory assets reported in operation and maintenance expense totaled $13 million for each of the three-month periods ended March 31, 2014 and 2013.

Depreciation and amortization increased $11 million, or 6%, to $210 million in 2014.  The increase reflected $9 million attributed to ongoing investments in property, plant and equipment and $2 million in higher amortization of regulatory assets associated with transition bonds (with an offsetting increase in revenues).

Taxes other than amounts related to income taxes increased $6 million, or 6%, to $108 million in 2014.  The change reflected a $4 million increase in property taxes and a $2 million increase in local franchise fees.

Other income totaled $4 million in 2014 and $5 million in 2013, and for both periods, consisted primarily of the accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting.  See Note 11 to Financial Statements.

Other deductions totaled $3 million in 2014 and $4 million in 2013.  See Note 11 to Financial Statements.

Provision in lieu of income taxes totaled $64 million in 2014 (including $63 million related to operating income and $1 million related to nonoperating income) compared to $39 million (including $38 million related to operating income and $1 million related to nonoperating income) in 2013.  The effective income tax rate on pretax income was 38.1% in 2014 and 31.0% in 2013.  The increase was primarily due to favorable resolution of uncertain tax positions totaling $12 million in 2013.  The 2014 effective income tax rate on pretax income differs from the US federal statutory rate of 35% primarily due to $4 million of non-deductible amortization of the regulatory asset attributed to a change in deductibility of the Medicare Part D subsidy as a result of the Patient Protection and Affordable Care Act of 2010 and the effect of the 2014 Texas margin tax,  partially offset by the reversal of $1 million of interest related to favorable resolution of uncertain tax positions.

Interest expense and related charges decreased $6 million, or 6%, to $88 million in 2014.  The change was driven by a $7 million decrease in amortization of net debt-related costs, partially offset by a $1 million increase attributable to higher average borrowings reflecting ongoing capital investments.

Net income increased $17 million, or 20%, to $104 million in 2014.  The change reflected increased revenue from higher average consumption, largely driven by the effects of colder weather in 2014, higher transmission rates, growth in points of delivery and lower interest expense,  partially offset by higher income taxes, higher depreciation and higher ad valorem taxes.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Cash provided by operating activities totaled $198 million and $158 mllion in 2014 and 2013, respectively.  The $40 million change was driven by a $105 million increase in transmission and distribution receipts due to higher rates and increased consumption attributed to the effects of colder weather in 2014 compared to 2013, a $74 million increase due to timing of payments in 2013 and a $14 million increase in accounts payable levels.  These increases in cash were partially offset by a  $60 million increase in pension contributions, a $33 million increase in cash payments to third-party transmission providers, a $23 million increase in cash interest payments due to the timing of interest payments on long-term debt made in 2013, a $21 million increase in storm and liability losses and a $14 million increase in ad valorem tax payments.

Cash provided by financing activities totaled $152 million in 2014 and $164 million in 2013.  The 2014 activity reflected a $234 million increase in short-term borrowings, partially offset by $53 million of cash used in distributions to our members (a $3 million increase compared to 2013 (see Note 8 to Financial Statements)) and $28 million in cash principal payments on transition bonds (a $1 million increase compared to 2013 (see Note 6 to Financial Statements)).

Cash used in investing activities, which consists primarily of capital expenditures, totaled $346 million in each of the three-month periods ended March 31, 2014 and 2013.  The 2014 activity reflected increases in capital expenditures for transmission and distribution facilities to serve new customers and information technology initiatives, offset by decreases in capital expenditures for CREZ.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $10 million and $8 million more than the amounts reported in the statements of consolidated income for the three-month periods ended March 31, 2014 and 2013, respectively.  The differences result from amortization reported in the following different lines items in the statements of consolidated income: regulatory asset amortization (reported in operation and maintenance expense), the accretion of the adjustment (discount) to regulatory assets (reported in other income) and the amortization of debt fair value discount (reported in interest expense and related charges).

Long-Term Debt Activity — Repayments of long-term debt in the three months ended March 31, 2014 totaled $28 million and represent transition bond principal payments at scheduled maturity dates (see Note 6 to Financial Statements).

Available Liquidity/Credit Facility — Our primary source of liquidity, aside from operating cash flows, is our ability to borrow under our revolving credit facility.  At March 31, 2014, we had a $2.4 billion secured revolving credit facility.  The revolving credit facility expires in October 2016.  Subject to the limitations described below, available borrowing capacity under our revolving credit facility totaled $1.414 billion and $1.649 billion at March 31, 2014 and December 31, 2013, respectively.  We may request an increase in our borrowing capacity of $100 million in the aggregate and up to two one-year extensions, provided certain conditions are met, including lender approval.

The revolving credit facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At March 31, 2014, we were in compliance with the covenant.  See “Financial Covenants, Credit Rating Provisions and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.  The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that have been certified to the Deed of Trust collateral agent.  Accordingly, the availability under our revolving credit facility is limited by the amount of available bond credits and any property additions certified to the Deed of Trust collateral agent in connection with the revolving credit facility borrowings.  In addition, our outstanding senior notes and debentures are secured by the Deed of Trust.  To the extent we continue to issue debt securities secured by the Deed of Trust, those debt securities would also be limited by the amount of available bond credits and any property additions that have been certified to the Deed of Trust collateral agent.  At March 31, 2014, the available bond credits totaled $1.940 billion, and the amount of additional potential indebtedness that could be secured by property additions, subject to the completion of a certification process, totaled $1.527 billion.  At March 31, 2014, the available borrowing capacity of the revolving credit facility could be fully drawn.

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

Cash and cash equivalents totaled $31 million and $27 million at March 31, 2014 and December 31, 2013, respectively.  Available liquidity (cash and available revolving credit facility capacity) at March 31, 2014 totaled $1.445 billion reflecting a decrease of $231 million from December 31, 2013.  The change reflects our ongoing capital investment in transmission and distribution infrastructure.

We also committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At March 31, 2014 and December 31, 2013, our regulatory capitalization ratios were 58.4% debt and 41.6% equity and 58.7% debt and 41.3% equity, respectively.  See Note 8 to Financial Statements for discussion of the regulatory capitalization ratio.

Liquidity Needs, Including Capital Expenditures — We expect our capital expenditures to total approximately $1.1 billion in 2014, approximately $1.0 billion in 2015 and approximately $1.1 billion in each of the years 2016 through 2018.  These capital expenditures are expected to be used for investment in transmission and distribution infrastructure.

We expect cash flows from operations, combined with availability under the revolving credit facility, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.  We do not anticipate the EFH Bankruptcy Proceedings to have a material impact on our liquidity.  Should additional liquidity or capital requirements arise, we may need to access capital markets, generate equity capital or preserve equity through reductions or suspension of distributions to members.  In addition, we may also consider new debt issuances, repurchases, exchange offers and other transactions in order to refinance or manage our long-term debt.  The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be recoverable through rates.

Distributions — On April 30, 2014, our board of directors declared a cash distribution of $57 million, which was paid to our members on May 1, 2014.  In February 2014, our board of directors declared, and we paid a cash distribution of $53 million to our members.

See Note 8 to Financial Statements for discussion of the distribution restriction.

Pension and OPEB Plan Funding — Our funding for the pension plans and the OPEB Plan for the calendar year 2014 is expected to total $87 million and $15 million, respectively.  In the three months ended March 31, 2014, we made cash contributions to the pension plans and the OPEB Plan of $65 million and $4 million, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility contains a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP).  The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco.  Capitalization is calculated as membership interests determined in accordance with US GAAP plus indebtedness described above.  At March 31, 2014, we were in compliance with this covenant with a debt-to-capitalization ratio of 0.45 to 1.00.

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

On April 29, 2014, S&P changed our rating outlook to “developing” from “stable” and affirmed our senior secured rating.  The change in outlook by S&P reflects the developments related to the EFH Bankruptcy Proceedings.  Oncor remains on “stable” outlook with Fitch and Moody’s.  Presented below are the credit ratings assigned for our debt securities at May 1, 2014.

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

Under our revolving credit facility, a default by us or our subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $50 million that are not discharged within 60 days may cause the maturity of outstanding balances ($979 million in short-term borrowings and $7 million in letters of credit at March 31, 2014) under that facility to be accelerated.  Additionally, under the Deed of Trust, an event of default under either our revolving credit facility or our indentures would permit our lenders and the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Guarantees — At March 31, 2014, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2014, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for details of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2014 that are expected to materially impact us.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  All of our long-term debt at March 31, 2014 and December 31, 2013 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2013 Form 10-K and is therefore not presented herein.

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

Our exposure to credit risk associated with trade accounts receivable from affiliates totaled $118 million at March 31, 2014, consisting of $82 million of billed receivables and $42 million of unbilled receivables, of which $6 million is secured by letters of credit posted by TCEH for our benefit.  Under PUCT rules, unbilled amounts are billed within the following month and amounts are due in 35 days of billing.  Due to commitments made to the PUCT, this concentration of accounts receivable from affiliates increases the risk that a default could have a material effect on earnings and cash flows.  Unlike a nonaffiliated REP default, we are not able to recover in rates the amount of an affiliated REP default.  As of the EFH Petition Date, we estimate that our exposure to credit risk associated with trade accounts receivable from affiliates was approximately $104 million, consisting of $72 million of billed receivables and $37 million of unbilled receivables, of which $5 million is secured by letters of credit posted by TCEH for our benefit.  See Notes 2, 7 and 10 to Financial Statements for additional information regarding the potential impacts of the EFH Bankruptcy Proceedings on our transactions with affiliates and related-party transactions involving members of the Texas Holdings Group.

Our exposure to credit risk associated with accounts receivable from nonaffiliates totaled $393 million at March 31, 2014.  The nonaffiliated receivable amount is before the allowance for uncollectible accounts, which totaled $3 million at March 31, 2014.  The nonaffiliated exposure includes trade accounts receivable from REPs totaling $278 million, which are almost entirely noninvestment grade.  At March 31, 2014, REP subsidiaries of a nonaffiliated entity collectively represented approximately 14% of the nonaffiliated trade receivable amount.  No other nonaffiliated parties represented 10% or more of the total trade accounts receivable amount.  We view our exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.”  All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements.  Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K, “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the US Congress, the Texas Legislature, the Governor of Texas, the US Federal Energy Regulatory Commission, the PUCT, the North American Electric Reliability Corporation, the Texas Reliability Entity, Inc., the Environmental Protection Agency, and the Texas Commission on Environmental Quality, with respect to:

-	allowed rate of return;
-	permitted capital structure;
-	industry, market and rate structure;
-	recovery of investments;
-	acquisition and disposal of assets and facilities;
-	operation and construction of facilities;
-	changes in tax laws and policies, and
-	changes in and compliance with environmental, reliability and safety laws and policies;
•	legal and administrative proceedings and settlements, including the exercise of equitable powers by courts and any adverse impacts on us as a result of the EFH Bankruptcy Proceedings;
•	weather conditions and other natural phenomena;
•	acts of sabotage, wars or terrorist or cyber security threats or activities;
•	economic conditions, including the impact of a recessionary environment;
•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;
•	changes in business strategy, development plans or vendor relationships;
•	unanticipated changes in interest rates or rates of inflation;
•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;
•	inability of various counterparties to meet their financial obligations to us, including failure of counterparties to perform under agreements;
•	general industry trends;
•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;
•	changes in technology used by and services offered by us;
•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;
•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB, and future funding requirements related thereto;
•	significant changes in critical accounting policies material to us;
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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Reference is made to the discussion in Notes  3 and 7 to Financial Statements regarding legal and regulatory proceedings.

ITEM 1A.   RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control.  In addition to the other information set forth in this report, including “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in “Part I, Item 1A.  Risk Factors” in our 2013 Form 10-K, which could materially affect our business, financial  condition or future results.  The risks described in such reports are not the only risks we face.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed* With File Number	As Exhibit
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.
31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99			—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2014.
XBRL Data Files.
101.INS			—	XBRL Instance Document
101.SCH			—	XBRL Taxonomy Extension Schema Document
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document

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
David M. Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date:  May 1, 2014

EXHIBIT INDEX

4
Exhibits	Previously Filed* With File Number	As Exhibit
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.
31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99			—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2014.
XBRL Data Files.
101.INS			—	XBRL Instance Document
101.SCH			—	XBRL Taxonomy Extension Schema Document
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*   Incorporated herein by reference.