Form 10-Q
period 2014-09-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2014-10-31
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30, 2014

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

As of October 30, 2014, 80.03% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.22% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors.  None of the membership interests are publicly traded.

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

Oncor Retirement Plan	Refers to the defined benefit pension plan sponsored by Oncor (effective January 1, 2013).
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor.
OPEB	other postretirement employee benefits
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act
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

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions of dollars)

Operating revenues:
Nonaffiliates	$773	$693	$2,137	$1,912
Affiliates	281	273	746	728
Total operating revenues	1,054	966	2,883	2,640
Operating expenses:
Wholesale transmission service	193	146	557	417
Operation and maintenance	183	169	517	502
Depreciation and amortization	218	207	638	608
Provision in lieu of income taxes (Note 10)	98	93	221	190
Taxes other than amounts related to income taxes	115	112	330	315
Total operating expenses	807	727	2,263	2,032
Operating income	247	239	620	608
Other income and deductions:
Other income (Note 11)	3	4	10	14
Other deductions (Note 11)	4	2	11	11
Nonoperating provision in lieu of income taxes	-	1	1	1
Interest income	1	-	3	2
Interest expense and related charges (Note 11)	89	94	266	283
Net income	$158	$146	$355	$329

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions of dollars)

Net income	$158	$146	$355	$329
Other comprehensive income (loss):
Cash flow hedges – derivative value net loss recognized in net income (net of tax expense of $–, $–, $1 and $1) (Note 1)	1	1	2	3
Defined benefit pension plans (net of tax benefit of $–, $–, $– and $–) (Note 9)	(1)	-	(1)	(1)
Total other comprehensive income (loss)	-	1	1	2
Comprehensive income	$158	$147	$356	$331

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(millions of dollars)

Cash flows — operating activities:
Net income	$355	$329
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	669	634
Provision in lieu of deferred income taxes – net	(36)	143
Other – net	(2)	(3)
Changes in operating assets and liabilities:
Deferred revenues (Note 4)	(20)	(19)
Changes in other operating assets and liabilities	(101)	(174)
Cash provided by operating activities	865	910
Cash flows — financing activities:
Issuance of long-term debt (Note 6)	250	100
Repayments of long-term debt (Note 6)	(89)	(84)
Net increase in short-term borrowings (Note 5)	(25)	125
Distributions to members (Note 8)	(181)	(215)
Debt discount, premium, financing and reacquisition expenses – net	(4)	2
Cash used in financing activities	(49)	(72)
Cash flows — investing activities:
Capital expenditures	(822)	(870)
Other – net	(4)	4
Cash used in investing activities	(826)	(866)
Net change in cash and cash equivalents	(10)	(28)
Cash and cash equivalents — beginning balance	27	45
Cash and cash equivalents — ending balance	$17	$17

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At September 30,	At December 31,
	2014	2013
	(millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$17	$27
Restricted cash — Bondco (Note 11)	67	52
Trade accounts receivable from nonaffiliates – net (Note 11)	469	385
Trade accounts and other receivables from affiliates – net (Note 10)	152	135
Amounts receivable from members related to income taxes (Note 10)	-	23
Materials and supplies inventories — at average cost	76	65
Prepayments and other current assets	86	79
Total current assets	867	766
Restricted cash — Bondco (Note 11)	16	16
Investments and other property (Note 11)	96	91
Property, plant and equipment – net (Note 11)	12,270	11,902
Goodwill (Note 11)	4,064	4,064
Regulatory assets – net ― Oncor (Note 4)	975	1,098
Regulatory assets – net ― Bondco (Note 4)	136	226
Other noncurrent assets	69	71
Total assets	$18,493	$18,234
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 5)	$720	$745
Long-term debt due currently ― Oncor (Note 6)	500	-
Long-term debt due currently ― Bondco (Note 6)	136	131
Trade accounts payable to nonaffiliates	133	178
Amounts payable to members related to income taxes (Note 10)	65	23
Accrued taxes other than amounts related to income	145	169
Accrued interest	65	95
Other current liabilities	150	135
Total current liabilities	1,914	1,476
Long-term debt, less amounts due currently ― Oncor (Note 6)	4,955	5,202
Long-term debt, less amounts due currently ― Bondco (Note 6)	86	179
Liability in lieu of deferred income taxes (Note 10)	2,376	2,414
Other noncurrent liabilities and deferred credits (Note 11)	1,578	1,554
Total liabilities	10,909	10,825
Commitments and contingencies (Note 7)
Membership interests (Note 8):
Capital account ― number of interests outstanding 2014 and 2013 – 635,000,000	7,631	7,457
Accumulated other comprehensive loss	(47)	(48)
Total membership interests	7,584	7,409
Total liabilities and membership interests	$18,493	$18,234

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

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas.  Revenues from TCEH represented 26% and 28% of our total operating revenues for the nine months ended September 30, 2014 and 2013, respectively.  We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.  Oncor Holdings owns 80.03% of our membership interests, Texas Transmission owns 19.75% of our membership interests and certain members of our management team and board of directors indirectly own the remaining membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

The US Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date.  Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations.  Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of the EFH Petition Date, we estimated that our receivables from the Texas Holdings Group totaled approximately $129 million.  Since that time, we have collected $127 million of the prepetition amount.    We estimate any potential pre-tax loss resulting from the EFH Bankruptcy Proceedings to be immaterial.  As such,  a provision for uncollectible accounts from affiliates had not been established  as of September 30, 2014.

The EFH Bankruptcy Proceedings are a complex litigation matter and the full extent of potential exposure at this time is unknown.  Bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict.  We will continue to evaluate our affiliate transactions and contingencies throughout the EFH Bankruptcy Proceedings to determine any risks and resulting impacts on our financial statements.    EFH Corp. has been exploring various options regarding potential transactions that could be deemed to implicate a regulatory review.  We have made some preliminary preparations for potential change in control filings, including discussions with EFH Corp. and others, in light of the proposals in the EFH Bankruptcy Proceedings, but cannot predict the result of any transaction or review.

See Note 10 for details of our related-party transactions with members of the Texas Holdings Group.

3.    REGULATORY MATTERS

2008 Rate Review

In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (PUCT Docket No. 35717), and new rates were implemented in September 2009.  We and four other parties appealed various portions of the rate review final order to a state district court.   In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  We filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities.  On August 6, 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  The Austin Court of Appeals also reversed the PUCT and district court’s rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.’s ability to offset our taxable income against losses from other investments.  The Austin Court of Appeals has remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment.  On August 21, 2014, we filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which we were not successful, including the consolidated tax savings adjustment.  We are unable to predict the outcome of this motion on rehearing and our appeal efforts, and there is no deadline for the Austin Court of Appeals to act.  If our appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, we estimate that on remand, the impact on earnings of the consolidated tax savings adjustment’s value could range from zero, as originally determined by the PUCT in Docket 35717, to a $130 million loss (after tax).  We do not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to our results of operations or financial condition.

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

	Remaining Rate Recovery/Amortization Period at	Carrying Amount At
	September 30, 2014	September 30, 2014	December 31, 2013

Regulatory assets:
Generation-related regulatory assets securitized by transition bonds (a)(e)	2 years	$183	$281
Employee retirement costs	5 years	59	71
Employee retirement costs to be reviewed (b)(c)	To be determined	241	224
Employee retirement liability (a)(c)(d)	To be determined	520	491
Self-insurance reserve (primarily storm recovery costs) ― net	5 years	135	158
Self-insurance reserve to be reviewed ― net (b)(c)	To be determined	206	196
Securities reacquisition costs (pre-industry restructure)	3 years	26	32
Securities reacquisition costs (post-industry restructure) ― net	Terms of related debt	6	5
Recoverable amounts in lieu of deferred income taxes ― net	Life of related asset or liability	19	42
Rate review expenses (a)	Various	4	4
Advanced meter customer education costs	5 years	7	8
Deferred conventional meter and metering facilities depreciation	Largely 6 years	129	146
Deferred AMS costs	To be determined	101	62
Energy efficiency performance bonus (a)	1 year	25	12
Under-recovered wholesale transmission service expense ― net (a)	1 year	18	37
Other regulatory assets	Various	2	2
Total regulatory assets		1,681	1,771
Regulatory liabilities:
Estimated net removal costs	Life of utility plant	495	385
Investment tax credit and protected excess deferred taxes	Various	18	23
Over-collection of transition bond revenues (a)(e)	2 years	37	35
Energy efficiency programs (a)	Not applicable	20	4
Total regulatory liabilities		570	447
Net regulatory asset		$1,111	$1,324

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Costs incurred since the period covered under the last rate review.
(c)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(d)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(e)

Bondco net regulatory assets of $136 million at September 30, 2014 consisted of $173 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $37 million.  Bondco net regulatory assets of $226 million at December 31, 2013 consisted of $261 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $35 million.

5.    BORROWINGS UNDER CREDIT FACILITIES

At September 30, 2014, we had a $2.4 billion secured revolving credit facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances.  The revolving credit facility expires in October 2016, and we have the option of requesting up to two one-year extensions, with such extensions subject to certain conditions and lender approval.  The terms of the revolving credit facility allow us to request an additional increase in our borrowing capacity of $100 million, provided certain conditions are met, including lender approval.

Borrowings under the revolving credit facility are classified as short-term on the balance sheet and are secured equally and ratably with all of our other secured indebtedness by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.

At September 30, 2014, we had outstanding borrowings under the revolving credit facility totaling $720 million with an interest rate of 1.28% and outstanding letters of credit totaling $7 million.  At December 31, 2013, we had outstanding borrowings under the revolving credit facility totaling $745 million with an interest rate of 1.67% and outstanding letters of credit totaling $6 million.

Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  At September 30, 2014, all outstanding borrowings bore interest at LIBOR plus 1.125%.  Amounts borrowed under the revolving credit facility, once repaid, can be borrowed again from time to time.

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.100% to 0.275% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the revolving credit facility.  Letter of credit fees on the stated amount of letters of credit issued under the revolving credit facility are payable to the lenders quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR.  Customary fronting and administrative fees are also payable to letter of credit fronting banks.  At September 30, 2014, letters of credit bore interest at 1.325%, and a commitment fee (at a rate of 0.125% per annum) was payable on the unfunded commitments under the revolving credit facility, each based on our current credit ratings.

Subject to the limitations described below, borrowing capacity available under the revolving credit facility at September 30, 2014 and December 31, 2013 was $1.673 billion and $1.649 billion, respectively.  Generally, our indentures and revolving credit facility limit the incurrence of other secured indebtedness except for indebtedness secured equally and ratably with the indentures and revolving credit facility and certain permitted exceptions.  As described further in Note 6 to Financial Statements in our 2013 Form 10-K, the Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that have been certified to the Deed of Trust collateral agent.  At September 30, 2014, the available bond credits were approximately $2.199 billion and the amount of additional potential indebtedness that could be secured by property additions, subject to a certification process, was $1.407 billion.  At September 30, 2014, the available borrowing capacity of the revolving credit facility could be fully drawn.

The revolving credit facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring additional liens; entering into mergers and consolidations; and sales of substantial assets.  In addition, the revolving credit facility requires that we maintain a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.  For purposes of the ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP).  The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco.  Capitalization is calculated as membership interests determined in accordance with US GAAP plus indebtedness described above.  At September 30, 2014, we were in compliance with this covenant and with all other covenants.

6.    LONG-TERM DEBT

At September 30, 2014 and December 31, 2013, our long-term debt consisted of the following:

	September 30,	December 31,
	2014	2013

Oncor (a):
6.375% Fixed Senior Notes due January 15, 2015	$500	$500
5.000% Fixed Senior Notes due September 30, 2017	324	324
6.800% Fixed Senior Notes due September 1, 2018	550	550
2.150% Fixed Senior Notes due June 1, 2019	250	-
5.750% Fixed Senior Notes due September 30, 2020	126	126
4.100% Fixed Senior Notes due June 1, 2022	400	400
7.000% Fixed Debentures due September 1, 2022	800	800
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
4.550% Fixed Senior Notes due December 1, 2041	400	400
5.300% Fixed Senior Notes due June 1, 2042	500	500
Unamortized discount	(20)	(23)
Less amount due currently	(500)	-
Long-term debt, less amounts due currently — Oncor	4,955	5,202
Bondco (b):
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	54	106
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	168	205
Unamortized fair value discount related to transition bonds	-	(1)
Less amount due currently	(136)	(131)
Long-term debt, less amounts due currently — Bondco	86	179
Total long-term debt, less amounts due currently	$5,041	$5,381

__________

(a)   Secured by first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” in Note 6 to Financial Statements in our 2013 Form 10-K for additional information.

(b)   The transition bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt-Related Activity in 2014

Debt Repayments

Repayments of long-term debt in the nine months ended September 30, 2014 totaled $89 million and represent transition bond principal payments at scheduled maturity dates.

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

The Notes were issued in a private placement and were not registered under the Securities Act.  We have agreed, subject to certain exceptions, to register with the SEC notes having substantially identical terms as the Notes (except for provisions relating to the transfer restriction and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the Notes.  We have agreed to use commercially reasonable efforts to cause the exchange offer to be completed within 315 days after the issue date of the Notes.  If a registration statement for the exchange offer is not declared effective by the SEC within 270 days after the issue date of the Notes or the exchange offer is not completed within 315 days after the issue date of the Notes (an exchange default), then  the annual interest rate on the Notes will increase 50 basis points per annum until the earlier of the expiration of the exchange default or the second anniversary of the issue date of the Notes.

Fair Value of Long-Term Debt

At September 30, 2014 and December 31, 2013, the estimated fair value of our long-term debt (including current maturities) totaled $6.759 billion and $6.188 billion, respectively, and the carrying amount totaled $5.677 billion and $5.512 billion, respectively.  The fair value is estimated based upon the market value as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

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

Guarantees

We are the lessee under various operating leases that obligate us to guarantee the residual values of the leased assets.  At September 30, 2014, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled $6 million.  These leased assets consist primarily of vehicles used in distribution activities.  The average life of the residual value guarantees under the lease portfolio is approximately 2.4 years.

Legal/Regulatory Proceedings

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.  See Note 3 in this report and Note 7 to Financial Statements in our 2013 Form 10-K for additional information regarding our legal and regulatory proceedings.

8.    MEMBERSHIP INTERESTS

Cash Distributions

On October 21, 2014, our board of directors declared a cash distribution of $101 million, which was paid to our members on October 22, 2014.  During the nine months ended September 30, 2014, our board of directors declared, and we paid the following cash distributions to our members.

Declaration Date	Payment Date	Amount
July 30, 2014	July 31, 2014	$71
April 30, 2014	May 1, 2014	57
February 19, 2014	February 20, 2014	$53

Distributions are limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At September 30, 2014, our regulatory capitalization ratio was 58.7% debt and 41.3% equity.  The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  The debt calculation excludes transition bonds issued by Bondco.  Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of purchase accounting (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).  At September 30, 2014, $193 million was available for distribution to our members under the capital structure restriction.

Membership Interests

The following tables present the changes to membership interests during the nine months ended September 30, 2014 and 2013:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests

Balance at December 31, 2013	$7,457	$(48)	$7,409
Net income	355	-	355
Distributions	(181)	-	(181)
Net effects of cash flow hedges (net of tax)		2	2
Defined benefit pension plans (net of tax)	-	(1)	(1)
Balance at September 30, 2014	$7,631	$(47)	$7,584

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests

Balance at December 31, 2012	$7,335	$(31)	$7,304
Net income	329	-	329
Distributions	(215)	-	(215)
Net effects of cash flow hedges (net of tax)		3	3
Defined benefit pension plans (net of tax)	-	(1)	(1)
Other	(1)	-	(1)
Balance at September 30, 2013	$7,448	$(29)	$7,419

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes to accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013:

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2013	$(26)	$(22)	$(48)
Defined benefit pension plans (net of tax)	-	(1)	(1)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	2	-	2
Balance at September 30, 2014	$(24)	$(23)	$(47)

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2012	$(28)	$(3)	$(31)
Defined benefit pension plans (net of tax)	-	(1)	(1)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	3	-	3
Balance at September 30, 2013	$(25)	$(4)	$(29)

9.    PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS PLANS

We participate in two defined pension plans, the Oncor Retirement Plan and the EFH Retirement Plan.  Until July 1, 2014, we also participated with EFH Corp. and other subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees (EFH OPEB Plan).  As discussed below, we ceased participation in the EFH OPEB Plan and established our own OPEB plan for our eligible employees and their dependents (Oncor OPEB Plan).  We also have a  supplemental pension plan for certain employees whose retirement benefits cannot be fully earned under the qualified retirement plans.  See Note 9 to Financial Statements in our 2013 Form 10-K for additional information regarding our pension plans and the EFH OPEB Plan.

In April 2014, we entered into an agreement with EFH Corp. in which we agreed to transfer to the Oncor OPEB Plan effective July 1, 2014, the assets and liabilities related to our eligible current and future retirees as well as retirees of EFH Corp. whose employment included service with both Oncor (or a predecessor regulated electric business) and a non-regulated business of EFH Corp.  Pursuant to the agreement, EFH Corp. will retain its portion of the liability for retiree benefits related to those retirees.  Since the Oncor OPEB Plan offers identical benefits as the EFH OPEB Plan and we and EFH Corp. retain the same responsibility for participants as before, there was no financial impact as a result of the transfer other than from a remeasurement of the Oncor OPEB Plan’s asset values and obligations.  As we are not responsible for EFH Corp.’s portion of the Oncor OPEB Plan’s unfunded liability totaling $104 million as of September 30, 2014, that amount is not reported on our balance sheet.

As a result of the establishment of the Oncor OPEB Plan, asset values and obligations were remeasured as of July 1, 2014, resulting in the projected benefit obligation increasing by $75 million, or 8%, the fair value of assets decreasing by $3 million, or 2%, and regulatory assets increasing by $64 million, or 50%, as compared to December 31, 2013 values.  Assumptions used in the remeasurement included a decrease in the discount rate to 4.39% from

4.98% and no change in the expected return on assets of 7.05% assumed at December 31, 2013.  The remeasurement did not materially affect reported OPEB expense for the three months ended September 30, 2014.

Our net costs related to pension and OPEB plans for the three and nine months ended September 30, 2014 and 2013 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Components of net allocated pension costs:
Service cost	$6	$6	$18	$18
Interest cost	33	31	99	92
Expected return on assets	(34)	(31)	(102)	(91)
Amortization of net loss	9	17	29	52
Net pension costs	14	23	44	71
Components of net OPEB costs:
Service cost	2	1	5	4
Interest cost	11	9	33	28
Expected return on assets	(3)	(3)	(9)	(9)
Amortization of prior service cost	(5)	(5)	(15)	(15)
Amortization of net loss	8	7	20	19
Net OPEB costs	13	9	34	27
Total net pension and OPEB costs	27	32	78	98
Less amounts deferred principally as property or a regulatory asset	(18)	(23)	(51)	(71)
Net amounts recognized as expense	$9	$9	$27	$27

The discount rates reflected in net pension and OPEB costs in 2014 are 4.72%, 5.07% and 4.39%  (as of July 1, 2014) for the Oncor Retirement Plan, the EFH Retirement Plan and the OPEB plans, respectively.  The expected return on pension and OPEB plan assets reflected in the 2014 cost amounts are 6.48%, 6.17% and 7.05% for the Oncor Retirement Plan, the EFH Retirement Plan and the OPEB plans, respectively.

We made cash contributions to the pension plans and OPEB plans of $67 million and $12 million, respectively, during the nine months ended September 30, 2014, and we expect to make additional cash contributions to the pension plans and OPEB plans of $1 million and $5 million, respectively, during the remainder of 2014.

10.   RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions.  See Note 2 for additional information regarding related-party contingencies resulting from the EFH Bankruptcy Proceedings.

•

We record revenue from TCEH, principally for electricity delivery fees, which totaled $281 million and $273 million for the three months ended September 30, 2014 and 2013, respectively, and $746 million and $728 million for the nine months ended September 30, 2014 and 2013, respectively.  The fees are based on rates regulated by the PUCT that apply to all REPs.  These revenues included less than $1 million for each of the three- and nine-month periods ended September 30, 2014 and 2013 pursuant to a transformer maintenance agreement with TCEH.  The balance sheets at September 30, 2014 and December 31, 2013 reflect trade accounts and other receivables from affiliates – net totaling $152 million ($47 million of which was unbilled) and $135 million ($56 million of which was unbilled), respectively, primarily consisting of trade receivables from TCEH related to these electricity delivery fees.

Trade accounts and other receivables from EFH Corp. affiliates – net reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2014	2013

Trade accounts and other receivables from affiliates	$157	$141
Trade accounts and other payables to affiliates	(5)	(6)
Trade accounts and other receivables from affiliates – net	$152	$135

•

EFH Corp. subsidiaries charge us for certain administrative services at cost.  Our payments to EFH Corp. subsidiaries for administrative services, which are primarily reported in operation and maintenance expenses, totaled $7 million and $8 million for the three months ended September 30, 2014 and 2013, respectively, and $22 million for each of the nine-month periods ended September 30, 2014 and 2013.  We also charge each other for shared facilities at cost.  Our payments to EFH Corp. for shared facilities totaled $1 million for the each of the three-month periods ended September 30, 2014 and 2013 and $3 million for the each of the nine-month periods ended September 30, 2014 and 2013.  Payments we received from EFH Corp. subsidiaries related to shared facilities totaled less than $1 million for the each of the three-month periods ended September 30, 2014 and 2013 and $2 million and $1 million for the nine months ended September 30, 2014 and 2013, respectively.

•

Through June 30, 2014, we participated in the Energy Future Holdings Health and Welfare Benefit Program, which provided employee benefits to our workforce.  In October 2013, we notified EFH Corp. of our intention to withdraw from the benefit program effective June 30, 2014 and entered into an agreement with EFH Corp. pursuant to which, we agreed to pay EFH Corp. $1 million to reimburse EFH Corp. for its increased costs under the program as a result of our withdrawal from the program and the additional administrative work required to effectuate our withdrawal from the benefit program and transition to the new benefit program. This one-time payment was paid to EFH Corp. in June 2014.  In April 2014, we entered into a welfare benefit administration agreement with EFH Corp., pursuant to which EFH Corp. will continue to provide us with welfare benefit administration services under our new benefit plans from July 1, 2014 until December 31, 2014.  These amounts are included in the administrative services payments to EFH Corp. subsidiaries reported above.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At September 30, 2014			At December 31, 2013
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes receivable	$-	$-	$-	$(18)	$(5)	$(23)
Federal income taxes payable	38	9	47	-	-	-
Texas margin taxes payable	18	-	18	23	-	23
Net payable (receivable)	$56	$9	$65	$5	$(5)	$-

Cash payments made to (received from) members related to income taxes consisted of the following:

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes	$140	$35	$175	$48	$4	$52
Texas margin taxes	23	-	23	12	-	12
Total payments (receipts)	$163	$35	$198	$60	$4	$64

•

Our PUCT-approved tariffs include requirements to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Bondco.  Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods.  Accordingly, at both September 30, 2014 and December 31, 2013, TCEH had posted security in the amount of $9 million for our benefit.

•

Under Texas regulatory provisions, the trust fund for decommissioning TCEH’s Comanche Peak nuclear generation facility is funded by a delivery fee surcharge we collect from REPs and remit monthly to TCEH.  Delivery fee surcharges totaled $5 million for each of the three-month periods ended September 30, 2014 and 2013 and $13 million and $12 million for the nine months ended September 30, 2014 and 2013, respectively.    Our sole obligation with regard to nuclear decommissioning is as the collection agent of funds charged to ratepayers for nuclear decommissioning activities.  If, at the time of decommissioning, actual decommissioning costs exceed available trust funds, we would not be obligated to pay any shortfalls but would be required to collect any rates approved by the PUCT to recover any additional decommissioning costs.  Further, if there were to be a surplus when decommissioning is complete, such surplus would be returned to ratepayers under terms prescribed by the PUCT.

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

See Note 8 for information regarding distributions to members and Note 9 for information regarding our participation in EFH Corp. pension and OPEB plans and transactions with EFH Corp. involving employee benefit matters.

11.   SUPPLEMENTARY FINANCIAL INFORMATION

Major Customers

Revenues from TCEH represented 27% and 28% of our total operating revenues for the three months ended September 30, 2014 and 2013, respectively, and 26% and 28% of our total operating revenues for the nine months ended September 30, 2014 and 2013, respectively.  Revenues from REP subsidiaries of NRG Energy, Inc., a nonaffiliated entity, collectively represented 17% and 16% of our total operating revenues for the three months ended September 30, 2014 and 2013, respectively, and 16% and 15% of our total operating revenues for the nine months ended September 30, 2014 and 2013, respectively.  No other customer represented 10% or more of our total operating revenues.

Other Income and Deductions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Other income:
Accretion of fair value adjustment (discount) to regulatory assets due to purchase accounting	$3	$4	$9	$14
Other	-	-	1	-
Total other income	$3	$4	$10	$14
Other deductions:
Professional fees	$3	$2	$10	$8
Other	1	-	1	3
Total other deductions	$4	$2	$11	$11

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Interest expense	$89	$90	$267	$270
Amortization of debt issuance costs and discounts	1	6	2	21
Allowance for funds used during construction – capitalized interest portion	(1)	(2)	(3)	(8)
Total interest expense and related charges	$89	$94	$266	$283

Restricted Cash

All restricted cash amounts reported on our balance sheet at September 30, 2014 and December 31, 2013 relate to the transition bonds.

Trade Accounts Receivable

Trade accounts receivable reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2014	2013

Gross trade accounts receivable	$626	$527
Trade accounts receivable from TCEH	(154)	(139)
Allowance for uncollectible accounts	(3)	(3)
Trade accounts receivable from nonaffiliates – net	$469	$385

Gross trade accounts receivable at September 30, 2014 and December 31, 2013 included unbilled revenues of $165 million and $180 million, respectively.  At September 30, 2014 and December 31, 2013, REP subsidiaries of NRG Energy, Inc., a nonaffiliated entity, collectively represented approximately 14% and 12% of the nonaffiliated trade accounts receivable amount, respectively.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.  Due to commitments made to the PUCT in 2007, we are not allowed to recover bad debt expense, or certain other costs and expenses, from ratepayers in the event of a default or bankruptcy by an affiliate REP.

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2014	2013

Assets related to employee benefit plans, including employee savings programs	$93	$88
Land	3	3
Total investments and other property	$96	$91

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2014	2013

Total assets in service	$17,938	$17,056
Less accumulated depreciation	6,030	5,725
Net of accumulated depreciation	11,908	11,331
Construction work in progress	347	556
Held for future use	15	15
Property, plant and equipment – net	$12,270	$11,902

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet consisted of the following:

	At September 30, 2014			At December 31, 2013
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Identifiable intangible assets subject to amortization included in property, plant and equipment:
Land easements	$452	$85	$367	$440	$82	$358
Capitalized software	422	228	194	385	189	196
Total	$874	$313	$561	$825	$271	$554

Aggregate amortization expense for intangible assets totaled $15 million and $8 million for the three months ended September 30, 2014 and 2013, respectively, and $42 million and $38 million for the nine months ended September 30, 2014 and 2013, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years from December 31, 2013 is as follows:

Year	Amortization Expense
2014	$58
2015	60
2016	57
2017	49
2018	45

At both September 30, 2014 and December 31, 2013, goodwill totaling $4.1 billion was reported on our balance sheet.  None of this goodwill is being deducted for tax purposes.

Other Noncurrent Liabilities and Deferred Credits

Other noncurrent liabilities and deferred credits reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2014	2013

Retirement plans and other employee benefits	$1,434	$1,399
Uncertain tax positions (including accrued interest)	37	56
Amount payable related to income taxes	17	17
Investment tax credits	18	20
Other	72	62
Total other noncurrent liabilities and deferred credits	$1,578	$1,554

In the first and third quarters of 2014, several uncertain tax positions were remeasured under US GAAP guidance as a result of new information received from the IRS with respect to the audit of tax years 2007 through 2009.  As a result, we reduced the liability for uncertain tax positions by $19 million.  This reduction consisted of a $15 million increase to liability in lieu of deferred income taxes, a $2 million reversal of provision in lieu of income taxes and a $2 million ($1 million after tax) reversal of accrued interest, which is reported as a decrease in provision in lieu of income taxes.  In September 2014, EFH Corp. signed the final agreed Revenue Agent Report and associated documentation (RAR) for the 2007 tax year and filed a motion seeking bankruptcy court approval of its signing of the RAR.  Such approval was granted on October 27, 2014.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2014	2013

Cash payments (receipts) related to:
Interest	$296	$300
Capitalized interest	(3)	(8)
Interest (net of amounts capitalized)	$293	$292
Amount in lieu of income taxes (a):
Federal	$175	$52
State	23	12
Total amount in lieu of income taxes	$198	$64
Noncash construction expenditures (b)	$34	$55

_____________

(a)	See Note 10 for additional information regarding income taxes.
(b)	Represents end-of-period accruals.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2014 and 2013 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements as well as the Risk Factors contained in our 2013 Form 10-K.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas.  Revenues from TCEH represented 26%  and 28%  of our reported total operating revenues for the nine months ended September 30, 2014 and 2013, respectively.  We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  Oncor Holdings owns 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly own the remaining 0.22% of the outstanding membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

Significant Activities and Events

EFH Corp. Bankruptcy Proceedings — On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries that are members of the Texas Holdings Group, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the US Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings and associated transactions.

The US Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date.  Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations.  Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of the EFH Petition Date, we estimated that our receivables from the Texas Holdings Group totaled approximately $129 million.   Since that time, we have collected $127 million of the prepetition amount.  We estimate any potential pre-tax loss resulting from the EFH Bankruptcy Proceedings to be immaterial.  As such,  a provision for uncollectible accounts from affiliates had not been established as of September 30, 2014.

The EFH Bankruptcy Proceedings are a complex litigation matter and the full extent of potential exposure at this time is unknown.  Bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict.  We will continue to evaluate our affiliate transactions and contingencies throughout the EFH Bankruptcy Proceedings to determine any risks and resulting impacts on our financial statements in accordance with our accounting policies.  EFH Corp. has been exploring various options regarding potential transactions that could be deemed to implicate a regulatory review.  We have made some preliminary preparations for potential change in control filings, including discussions with EFH Corp. and others, in light of the proposals in the EFH Bankruptcy Proceedings, but cannot predict the result of any transaction or review.  See Notes, 2, 7 and 10 to Financial Statements and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information.

For information regarding matters with the PUCT, see discussion below under “Regulation and Rates.”

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2014	2013	Change	2014	2013	Change

Operating statistics:
Electric energy billed volumes (gigawatt-hours):
Residential	13,380	14,165	(5.5)	33,445	32,166	4.0
Other (a)	20,250	20,082	0.8	55,106	53,326	3.3
Total electric energy billed volumes	33,630	34,247	(1.8)	88,551	85,492	3.6
Reliability statistics (b):
System Average Interruption Duration Index (SAIDI) (nonstorm)				102.3	109.5	(6.6)
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.4	1.4	0.0
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				75.3	77.2	(2.5)
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)				3,321	3,275	1.4

	Three Months Ended September 30,		$	Nine Months Ended September 30,		$
	2014	2013	Change	2014	2013	Change

Operating revenues:
Distribution base revenues	$520	$532	$(12)	$1,394	$1,387	$7
Transmission base revenues (c)	207	176	31	597	512	85
Reconcilable rates:
TCRF (c)	268	211	57	772	605	167
Transition charges	40	44	(4)	110	113	(3)
AMS surcharges	35	36	(1)	107	114	(7)
EECRF and rate case expense surcharges	21	16	5	51	50	1
Other miscellaneous revenues	38	16	22	67	47	20
Intercompany eliminations (c)	(75)	(65)	(10)	(215)	(188)	(27)
Total operating revenues	$1,054	$966	$88	$2,883	$2,640	$243

________________

(a)Includes small business, large commercial and industrial and all other non-residential distribution points of delivery.

(b)SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.  The statistics presented are based on twelve months ended September 30, 2014 and 2013 data.

(c)A portion of transmission base revenues (TCOS) is recovered from Oncor’s distribution customers through the TCRF rate.

Financial Results — Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Total operating revenues increased $88 million, or 9%, to $1,054 million in 2014.  All revenue is billed under tariffs approved by the PUCT.  The change reflected:

•

A Decrease in Distribution Base Revenues — Base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on January 1, 2012.  The $12 million decrease in distribution base rate revenues consisted of a $16 million impact of lower average consumption, largely driven by the effects of milder summer weather in 2014 as compared to 2013, partially offset by an estimated $4 million effect of growth in points of delivery.

•

An Increase in Transmission Base Revenues — TCOS revenues are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed though the TCRF mechanism discussed below while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $31 million increase in transmission base revenues primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table below for a listing of Transmission Interim Rate Update Applications impacting revenues for the three months ended September 30, 2014 and 2013, as well as filings that will impact revenues for the year ended December 31, 2014.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
42706	July 2014	September 2014	$12	$8	$4
42267	February 2014	April 2014	$74	$47	$27
41706	July 2013	September 2013	$71	$45	$26
41166	January 2013	March 2013	$27	$17	$10
40603	July 2012	August 2012	$30	$19	$11

•

An Increase in Reconcilable Rates — The PUCT has designated certain tariffs (TCRF, EECRF surcharge, AMS surcharge and charges related to transition bonds) as reconcilable, which means the differences between amounts billed under these tariffs and the related incurred costs, including a return component where allowed, are deferred as either regulatory assets or regulatory liabilities.  Accordingly, at prescribed intervals, future applicable tariffs are adjusted to either repay regulatory liabilities or collect regulatory assets.  While changes in these tariffs affect revenues and the timing of cash flows, they do not impact operating income, except for the AMS return component.  See Note 1 to Financial Statements for accounting treatment of reconcilable tariffs.

-

An Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $57 million increase in TCRF revenue reflects the pass through of a $47 million increase in third-party wholesale transmission expense described below and a $10 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At September 30, 2014, $18 million was deferred as under-recovered wholesale transmission service expense (see Note 4 to Financial Statements).  See TCRF Filings Table below for a listing of TCRF filings impacting cash flow for the three months ended September 30, 2014 and 2013,  as well as filings that will impact cash flow for the year ended December 31, 2014.

TCRF Filings Table

			Semi-Annual
			Billing Impact
Docket No.	Filed	Effective	Increase (Decrease)
42558	May 2014	September 2014 – February 2015	$71
42059	December 2013	March 2014 – August 2014	$44
41543	June 2013	September 2013 – February 2014	$88
41002	November 2012	March 2013 – August 2013	$(47)
40451	June 2012	September 2012 – February 2013	$129

-

A Decrease in Transition Charges — Transition charge revenue is dedicated to paying the principal and interest of transition bonds.  We account for the difference between transition charge revenue recognized and cost related to the transition bonds as a regulatory liability.  Annual true-up adjustments are filed to increase or decrease the transition charges such that sufficient funds will be collected during the following period to meet scheduled debt service payments.  The final transition bonds mature in 2016.  The $4 million decrease in charges related to transition bonds corresponds with an offsetting decrease in amortization expense.

-

A  Decrease in AMS Surcharges — The PUCT has authorized monthly per customer advanced meter cost recovery factors designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  We recognize revenues equal to reconcilable expenses incurred including depreciation net of calculated savings plus a return component on our investment.  The $1 million decrease in recognized AMS revenues is due to lower costs associated with the initial deployment.

-

An Increase in EECRF Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  For the three months ended September 30,  2014, we recognized a $5 million increase in EECRF surcharges, which is offset in operation and maintenance expense.  The increase was primarily due to switching to volumetric-based tariffs from fixed monthly charges.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the three months ended September 30, 2014 and 2013,  as well as filings that will impact revenues for the year ended 2014.

EECRF Filings Table

Docket No.	Filed	Effective	Monthly Charge per Residential Customer (a)	Program Costs	Performance Bonus	Under-/ (Over)- Recovery
42559	May 2014	March 2015	$1.03	$50	$23	$(5)
41544	May 2013	March 2014	$1.01	$62	$12	$(1)
40361	May 2012	January 2013	$1.23	$62	$9	$2

______________

(a)  As of March 2014, monthly charges are for a residential customer using 1,000 kWh, as the energy efficiency substantive rules require rates to be on a volumetric basis rather than a fixed monthly charge.

•

An Increase in Other Miscellaneous Revenues — Miscellaneous revenues includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs, services provided on a time and materials basis, rents, energy efficiency performance bonuses approved by the PUCT and other miscellaneous revenues.    The $22 million increase in other miscellaneous revenues was driven by the 2013 energy efficiency performance bonus recognized in the third quarter of 2014, which differs from the recognition of the 2012 bonus in the fourth quarter of 2013.

Wholesale transmission service expense increased $47 million, or 32%, to $193 million in 2014 due to higher fees paid to other transmission entities.

Operation and maintenance expense increased $14 million, or 8%, to $183 million in 2014.  The change included $5 million in higher contractor services costs and $3 million in higher other costs.  Operation and maintenance expense also reflects fluctuations in expenses that are offset by corresponding reconcilable rate revenues, including a $5 million increase in costs related to programs designed to improve customer electricity efficiency and a $1 million increase related to advanced meters.  Amortization of regulatory assets reported in operation and maintenance expense totaled $14 million and $13 million for the three months ended September 30,  2014 and 2013, respectively.

Depreciation and amortization increased $11 million, or 5%, to $218 million in 2014.  The increase reflected $15 million attributed to ongoing investments in property, plant and equipment, partially offset by $4 million in lower amortization of regulatory assets associated with transition bonds (with an offsetting increase in revenues).

Taxes other than amounts related to income taxes increased $3 million, or 3%, to $115 million in 2014.  The change reflected a $3 million increase in property taxes.

Other income totaled $3 million in 2014 and $4 million in 2013, and for both periods, consisted entirely of the accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting.  See Note 11 to Financial Statements.

Other deductions totaled $4 million in 2014 and $2 million in 2013.  See Note 11 to Financial Statements.

Provision in lieu of income taxes totaled $98 million in 2014 (all of which is related to operating income) compared to $94 million (including $1 million related to nonoperating income) in 2013.  The effective income tax rate on pretax income was 38.3% in 2014 and 39.2% in 2013.  The 2014 effective income tax rate on pretax income differs from the US federal statutory rate of 35% primarily due to $4 million of non-deductible amortization of the regulatory asset attributed to a change in deductibility of the Medicare Part D subsidy as a result of the Patient Protection and Affordable Care Act of 2010 and the effect of the 2014 Texas margin tax.

Interest expense and related charges decreased $5 million, or 5%, to $89 million in 2014.  The change was driven by a $5 million decrease in amortization of net debt-related costs and a $1 million decrease attributable to lower average interest rates, partially offset by a $1 million increase attributable to lower capitalized interest.

Net income increased $12 million, or 8%, to $158 million in 2014.  The change primarily reflects increased revenue from higher transmission rates and recognition of the 2013 energy efficiency performance bonus, partially offset by decreased revenue from lower average consumption, largely driven by the effects of milder summer weather in 2014, higher operation and maintenance expense and higher depreciation.

Financial Results — Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Total operating revenues increased $243 million, or 9%, to $2,883 million in 2014.  All revenue is billed under tariffs approved by the PUCT.  The change reflected:

•

An Increase in Distribution Base Revenues — Base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on January 1, 2012.  The $7 million increase in distribution base rate revenues consisted of an estimated $8 million effect of growth in points of delivery, partially offset by the impact of lower average consumption, largely driven by the effects of milder summer weather in 2014 as compared to 2013.

•

An Increase in Transmission Base Revenues — TCOS revenues are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed though the TCRF mechanism discussed below while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $85 million increase in transmission base revenues primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table above for a listing of Transmission Interim Rate Update Applications impacting revenues for the nine months ended September 30, 2014 and 2013, as well as filings that will impact revenues for the year ended December 31, 2014.

•

An Increase in Reconcilable Rates — The PUCT has designated certain tariffs (TCRF, EECRF surcharge, AMS surcharge and charges related to transition bonds) as reconcilable, which means the differences between amounts billed under these tariffs and the related incurred costs, including a return component where allowed, are deferred as either regulatory assets or regulatory liabilities.  Accordingly, at prescribed intervals, future applicable tariffs are adjusted to either repay regulatory liabilities or collect regulatory assets.  While changes in these tariffs affect revenues and the timing of cash flows, they do not impact operating income, except for the AMS return component.    See Note 1 to Financial Statements for accounting treatment of reconcilable tariffs.

-

An Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $167 million increase in TCRF revenue reflects the pass through of a $140 million increase in third-party wholesale transmission expense described below and a $27 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At September 30, 2014, $18 million was deferred as under-recovered wholesale transmission service expense (see Note 4 to Financial Statements).  See TCRF Filings Table above for a listing of TCRF filings impacting cash flow for the nine months ended September 30, 2014 and 2013, as well as filings that will impact cash flow for the year ended December 31, 2014.

-

A Decrease in Transition Charges — Transition charge revenue is dedicated to paying the principal and interest of transition bonds.  We account for the difference between transition charge revenue recognized and cost related to the transition bonds as a regulatory liability.  Annual true-up adjustments are filed to increase or decrease the transition charges such that sufficient funds will be collected during the following period to meet scheduled debt service payments.  The final transition bonds mature in 2016.  The $3 million decrease in charges related to transition bonds corresponds with an offsetting decrease in amortization expense.

-

A Decrease in AMS Surcharges — The PUCT has authorized monthly per customer advanced meter cost recovery factors designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  We recognize revenues equal to reconcilable expenses incurred including depreciation net of calculated savings plus a return component on our investment.  The $7 million decrease in recognized AMS revenues is due to lower costs associated with the initial deployment.

-

An Increase in EECRF Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  For the nine months ended September 30, 2014, we recognized a $1 million increase in EECRF surcharges, which is offset in operation and maintenance expense.  The increase was primarily due to switching to volumetric-based tariffs from fixed monthly charges.  See EECRF Filings Table above for a listing of EECRF filings impacting revenues for the nine months ended September 30, 2014 and 2013, as well as filings that will impact revenues for the year ended 2014.

•

An Increase in Other Miscellaneous Revenues — Miscellaneous revenues includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs, services provided on a time and materials basis, rents, energy efficiency performance bonuses approved by the PUCT and other miscellaneous revenues.    The $20 million increase in other miscellaneous revenues was driven by the 2013 energy efficiency performance bonus recognized in the third quarter of 2014, which differs from the recognition of the 2012 bonus in the fourth quarter of 2013.

Wholesale transmission service expense increased $140 million, or 34%, to $557 million in 2014 due to higher fees paid to other transmission entities.

Operation and maintenance expense increased $15 million, or 3%, to $517 million in 2014.  The change included $6 million in higher vegetation management expense, $4 million in higher contractor services costs, $3 in higher software and hardware maintenance costs, $2 million in higher outsourced services costs and $2 million in higher materials costs.  Operation and maintenance expense reflects fluctuations in expenses that are offset by corresponding reconcilable rate revenues, including a $3 million decrease related to advanced meters and a $1 million increase in costs related to programs designed to improve customer electricity efficiency.  Amortization of regulatory assets reported in operation and maintenance expense totaled $40 million and $39 million for the nine months ended September 30, 2014 and 2013, respectively.

Depreciation and amortization increased $30 million, or 5%, to $638 million in 2014.  The increase reflected $33 million attributed ongoing investments in property, plant and equipment, partially offset by $3 million in lower amortization of regulatory assets associated with transition bonds (with an offsetting increase in revenues).

Taxes other than amounts related to income taxes increased $15 million, or 5%, to $330 million in 2014.  The change reflected a $10 million increase in property taxes and a $5 million increase in local franchise fees.

Other income totaled $10 million in 2014 and $14 million in 2013, and for both periods, consisted primarily of the accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting.  See Note 11 to Financial Statements.

Other deductions totaled $11 million in 2014 and 2013.  See Note 11 to Financial Statements.

Provision in lieu of income taxes totaled $222 million in 2014 (including $1 million related to nonoperating income) compared to $191 million (including $1 million related to nonoperating income) in 2013.  The effective income tax rate on pretax income was 38.5% in 2014 and 36.7% in 2013.  The increase was primarily due to favorable resolution of uncertain tax positions totaling $15 million in 2013.  The 2014 effective income tax rate on pretax income differs from the US federal statutory rate of 35% primarily due to $11 million of non-deductible amortization of the regulatory asset attributed to a change in deductibility of the Medicare Part D subsidy as a result of the Patient Protection and Affordable Care Act of 2010 and the effect of the 2014 Texas margin tax, partially offset by the reversal of $3 million of interest related to favorable resolution of uncertain tax positions.

Interest expense and related charges decreased $17 million, or 6%, to $266 million in 2014.  The change was driven by a $19 million decrease in amortization of net debt-related costs and a $3 million decrease attributable to lower average interest rates, partially offset by a $5 million increase attributable to lower capitalized interest.

Net income increased $26 million, or 8%, to $355 million in 2014.  The change reflects increased revenue from higher transmission rates and recognition of the energy efficiency performance bonus and lower interest expense, partially offset by higher income taxes, higher depreciation, higher operation and maintenance expense and higher property taxes.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Cash provided by operating activities totaled $865 million and $910  million in 2014 and 2013, respectively.  The $45 million change was driven by a $134 million increase in estimated federal and state income tax payments, a $76 million increase in cash payments to third-party transmission providers, a $62 million increase in pension and OPEB contributions and an $17 million increase in storm and liability losses.  These decreases in cash were partially offset by a $240 million increase in transmission and distribution receipts due to higher rates and increased consumption attributed to the effects of colder winter weather in 2014 compared to 2013.

Cash used in financing activities totaled $49 million and $72 million in 2014 and 2013, respectively.  The 2014 activity reflected $181 million of cash used in distributions to our members (a $34 million decrease compared to 2013), $89 million of cash used for principal payments on transition bonds (a $5 million increase compared to 2013), a $25 million decrease in short-term borrowings and $4 million in debt discount, financing and reacquisition costs.  These uses of cash were partially offset by a $250 million increase from the issuance of long-term debt in May 2014.  See Notes 6 and 8 to Financial Statements for additional information regarding long-term debt activity and distributions to our members, respectively.

Cash used in investing activities, which consists primarily of capital expenditures, totaled $826 million and $866 million in 2014 and 2013, respectively.  The 2014 activity reflected decreases in capital expenditures for Competitive Renewable Energy Zone transmission,  partially offset by increases in capital expenditures for transmission and distribution facilities to serve new customers and information technology initiatives.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $31 million and $26 million more than the amounts reported in the statements of consolidated income in the nine months ended September 30, 2014 and 2013, respectively.  The differences result from amortization reported in the following different lines items in the statements of consolidated income: regulatory asset amortization (reported in operation and maintenance expense), the accretion of the adjustment (discount) to regulatory assets (reported in other income) and the amortization of debt fair value discount (reported in interest expense and related charges).

Long-Term Debt Activity — Repayments of long-term debt in the nine months ended September 30, 2014 totaled $89 million and represent transition bond principal payments at scheduled maturity.  See Note 6 to Financial Statements for additional information regarding long-term debt activity.

Available Liquidity/Credit Facility — Our primary source of liquidity, aside from operating cash flows, is our ability to borrow under our revolving credit facility.  At September 30, 2014, we had a $2.4 billion secured revolving credit facility.  The revolving credit facility expires in October 2016.  Subject to the limitations described below, available borrowing capacity under our revolving credit facility totaled $1.673 billion and $1.649 billion at September 30, 2014 and December 31, 2013, respectively.  We may request an increase in our borrowing capacity of $100 million in the aggregate and up to two one-year extensions, provided certain conditions are met, including lender approval.

The revolving credit facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At September 30, 2014, we were in compliance with the covenant.  See “Financial Covenants, Credit Rating Provisions and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.  The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that have been certified to the Deed of Trust collateral agent.  Accordingly, the availability under our revolving credit facility is limited by the amount of available bond credits and any property additions certified to the Deed of Trust collateral agent in connection with the revolving credit facility borrowings.  In addition, our outstanding senior notes and debentures are secured by the Deed of Trust.  To the extent we continue to issue debt securities secured by the Deed of Trust, those debt securities would also be limited by the amount of available bond credits and any property additions that have been certified to the Deed of Trust collateral agent.  At September 30, 2014, the available bond credits totaled $2.199 billion, and the amount of additional potential indebtedness that could be secured by property additions, subject to the completion of a certification process, totaled $1.407 billion.  At September 30, 2014, the available borrowing capacity of the revolving credit facility could be fully drawn.

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

Cash and cash equivalents totaled $17 million and $27 million at September 30, 2014 and December 31, 2013, respectively.  Available liquidity (cash and available revolving credit facility capacity) at September 30, 2014 totaled $1.690 billion reflecting an increase of $14 million from December 31, 2013.  The increase reflects repayments of the revolving credit facility funded by the proceeds from the long-term debt issuance in May 2014 (discussed above) and the seasonal nature of our cash flow, partially offset by our ongoing capital investment in transmission and distribution infrastructure.

We also committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At both September 30, 2014 and December 31, 2013, our regulatory capitalization ratios were 58.7% debt and 41.3% equity.  See Note 8 to Financial Statements for discussion of the regulatory capitalization ratio.

Liquidity Needs, Including Capital Expenditures — We expect our capital expenditures to total $1.1 billion in 2014.  Our board of directors, which annually approves capital expenditure estimates for the following year,  has approved capital expenditures totaling $1.1 billion in 2015.  Management currently expects to recommend to our board of directors capital expenditures of approximately $1.4 billion in 2016 and approximately $1.5 billion in each of the years 2017 through 2020.  These capital expenditures are expected to be used for investment in transmission and distribution infrastructure, including approximately $1.2 billion in the period 2015 through 2018 that we currently expect to use for electric infrastructure enhancement in the West Texas region.

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

Distributions — On October 21, 2014, our board of directors declared a cash distribution of $101 million, which was paid to our members on October 22, 2014.  During the nine months ended September 30, 2014, our board of directors declared, and we paid the following cash distributions to our members.

Declaration Date	Payment Date	Amount
July 30, 2014	July 31, 2014	$71
April 30, 2014	May 1, 2014	57
February 19, 2014	February 20, 2014	$53

See Note 8 to Financial Statements for discussion of the distribution restriction.

Pension and OPEB Plan Funding — Our funding for the pension plans and the OPEB plans for the calendar year 2014 is expected to total $68 million and $17 million, respectively.  In the nine months ended September 30, 2014, we made cash contributions to the pension plans and the OPEB plans of $67 million and $12 million, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility contains a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP).  The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco.  Capitalization is calculated as membership interests determined in accordance with US GAAP plus indebtedness described above.  At September 30, 2014, we were in compliance with this covenant.

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

In  July 2014, Moody’s changed our senior secured rating to Baa1 from Baa3, which was primarily driven by its view of the stability and predictability of our regulated business and the credit protection provided by the uncontested ring-fencing provisions (see discussion in “Business” above and Note 1 to Financial Statements for information regarding our various ring-fencing measures).  In April 2014, Moody’s changed our rating outlook to “positive” from “stable” and S&P changed our rating outlook to “developing” from “stable” and affirmed our senior secured rating.  The changes in outlook by Moody’s and S&P reflect the developments related to the EFH Bankruptcy Proceedings.  Oncor remains on “stable” outlook with Fitch.  Presented below are the credit ratings assigned for our debt securities at October 30, 2014.

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

Under our revolving credit facility, a default by us or our subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $50 million that are not discharged within 60 days may cause the maturity of outstanding balances ($720 million in short-term borrowings and $7 million in letters of credit at September 30, 2014) under that facility to be accelerated.  Additionally, under the Deed of Trust, an event of default under either our revolving credit facility or our indentures would permit our lenders and the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Guarantees — At September 30, 2014, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2014, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Matters with the PUCT

2008 Rate Review (PUCT Docket No. 35717) — In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (PUCT Docket No. 35717), and new rates were implemented in September 2009.  We and four other parties appealed various portions of the rate review final order to a state district court.  In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  We filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities.  On August 6, 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  The Austin Court of Appeals also reversed the PUCT and district court’s rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.’s ability to offset our taxable income against losses from other investments.  The Austin Court of Appeals has remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment.  On August 21, 2014, we filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which we were not successful, including the consolidated tax savings adjustment.  We are unable to predict the outcome of this motion on rehearing and our appeal efforts, and there is no deadline for the Austin Court of Appeals to act.  If our appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, we estimate that on remand, the impact on earnings of the consolidated tax savings adjustment’s value could range from zero, as originally determined by the PUCT in Docket 35717, to a $130 million loss (after tax).  We do not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to our results of operations or financial condition.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions.  Such actions or changes could significantly alter our basic financial position, results of operations or cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  All of our long-term debt at September 30, 2014 and December 31, 2013 carried fixed interest rates.

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

Our exposure to credit risk associated with trade accounts receivable from affiliates totaled $147 million at September 30, 2014, consisting of $107 million of billed receivables and $47 million of unbilled receivables, of which $7 million is secured by letters of credit and cash posted by TCEH for our benefit.  Under PUCT rules, unbilled amounts are billed within the following month and amounts are due in 35 days of billing.  Due to commitments made to the PUCT, this concentration of accounts receivable from affiliates increases the risk that a default could have a material effect on earnings and cash flows.  See Notes 2 and  7 to Financial Statements for additional information regarding the potential impacts of the EFH Bankruptcy Proceedings on our transactions with affiliates and Note 10 to Financial Statements for information regarding related-party transactions involving members of the Texas Holdings Group.

Our exposure to credit risk associated with accounts receivable from nonaffiliates totaled $472 million at September 30, 2014.  The nonaffiliated receivable amount is before the allowance for uncollectible accounts, which totaled $3 million at September 30, 2014.  The nonaffiliated exposure includes trade accounts receivable from REPs totaling $345 million, which are almost entirely noninvestment grade.  At September 30, 2014, REP subsidiaries of a nonaffiliated entity collectively represented approximately 14% of the nonaffiliated trade receivable amount.  No other nonaffiliated parties represented 10% or more of the total trade accounts receivable amount.  We view our exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed* With File Number	As Exhibit
(10)	Material Contracts.
10(a)	333-100240 Form 10-Q (filed August 1, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Severance Plan and Summary Plan Description.
10(b)	333-100240 Form 10-Q (filed August 1, 2014)	10(b)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Change in Control Policy.
10(c)	333-100240 Form 8-K (filed October 24, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Second Amended and Restated Executive Change in Control Policy.
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.
31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99			—	Condensed Statement of Consolidated Income – Twelve Months Ended September 30, 2014.
XBRL Data Files.
101.INS			—	XBRL Instance Document
101.SCH			—	XBRL Taxonomy Extension Schema Document
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document

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
David M. Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date:  October 30, 2014

EXHIBIT INDEX

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed* With File Number	As Exhibit
(10)	Material Contracts.
10(a)	333-100240 Form 10-Q (filed August 1, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Severance Plan and Summary Plan Description.
10(b)	333-100240 Form 10-Q (filed August 1, 2014)	10(b)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Change in Control Policy.
10(c)	333-100240 Form 8-K (filed October 24, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Second Amended and Restated Executive Change in Control Policy.
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.
31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99			—	Condensed Statement of Consolidated Income – Twelve Months Ended September 30, 2014.
XBRL Data Files.
101.INS			—	XBRL Instance Document
101.SCH			—	XBRL Taxonomy Extension Schema Document
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*   Incorporated herein by reference.