Form 10-K
period 2014-12-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2015-02-27
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-K

[Ö]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Large accelerated filer ___ Accelerated filer ___   Non-Accelerated filer   √  (Do not check if smaller reporting company)

Smaller reporting company ___

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No  √

Aggregate market value of Oncor Electric Delivery Company LLC common membership interests held by non-affiliates: None

As of February 26, 2015,  80.03% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.22% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors.  None of the membership interests are publicly traded.

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

Oncor OPEB Plan

Refers to a plan sponsored by Oncor (effective July 1, 2014) that offers certain postretirement health care and life insurance benefits to eligible Oncor retirees, certain eligible EFH Corp. retirees, and their eligible dependents.

Oncor Retirement Plan	Refers to a defined benefit pension plan sponsored by Oncor (effective January 1, 2013).
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor.
OPEB	other postretirement employee benefits
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act
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

PART I

Items 1. and 2.  BUSINESS AND PROPERTIES

References in this report to “we,” “our,” “us” and “the company” are to Oncor and or/its subsidiary as apparent in the context.  See “Glossary” on page 3 for definition of terms and abbreviations.

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

We operate the largest transmission and distribution system in Texas, delivering electricity to more than 3.3 million homes and businesses and operating more than 121,000 miles of transmission and distribution lines.  We provide:

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

Our transmission and distribution assets are located principally in the north-central, eastern and western parts of Texas.  This territory has an estimated population in excess of ten million, about forty percent of the population of Texas, and comprises 91 counties and more than 400 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen.  Most of our power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law.  At December 31, 2014, we had approximately 3,410 full-time employees, including approximately 640 employees under collective bargaining agreements.

Various “ring-fencing” measures have been taken to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and our credit quality.  These measures serve to mitigate our and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that our assets and liabilities or those of Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in connection with a bankruptcy of one or more of those entities, including the EFH Bankruptcy Proceedings discussed below.  Such measures include, among other things: our sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; our board of directors being comprised of a majority of independent directors; and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group.  We do not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa.  Accordingly, our operations are conducted, and our cash flows are managed, independently from the Texas Holdings Group.

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

Proposed Change in Control of Majority Owner

In September 2014, with input and support from several key EFH Corp. stakeholders, the debtors in the EFH Bankruptcy Proceedings filed a motion with the bankruptcy court seeking the entry of an order approving bidding procedures that would result in a change in control of Oncor’s indirect majority owner.  During October 2014, the bankruptcy court held hearings regarding the motion. In November 2014, the bankruptcy court conditionally approved the motion.  In January 2015, the bankruptcy court approved the debtors' bidding procedures motion that sets forth the process by which the debtors are authorized to solicit proposals (i.e., bids) from third parties to acquire (in any form and employing any structure, whether taxable (in whole or in part) or tax-free) an indirect equity ownership interest in Oncor in accordance with the Bankruptcy Code.  These bidding procedures contemplate that the debtors select a stalking horse bid after a two-stage closed bidding process, and, after approval by the bankruptcy court of such stalking horse bid, the debtors conduct a round of open bidding culminating in an auction intended to obtain a higher or otherwise best bid for a transaction. Initial bids are due no later than March 2, 2015.  We cannot predict the outcome of this process, including whether the debtors will receive any acceptable bid or whether the bankruptcy court will approve any such bid or whether any such transaction will (or when it will) ultimately close because any such transaction would be the subject of customary closing conditions, including receipt of all applicable regulatory approvals.

Oncor’s Market (ERCOT statistics below were derived from information published by ERCOT)

We operate within the ERCOT market.  This market represents approximately 90% of the electricity consumption in Texas.  ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the Independent System Operator (ISO) of the interconnected transmission grid for those systems.  ERCOT is responsible for ensuring reliability, adequacy and security of the electric systems, as well as nondiscriminatory access to transmission service by all wholesale market participants in the ERCOT region.  ERCOT’s membership consists of more than 310 corporate and associate members, including electric cooperatives, municipal power agencies, independent generators, independent power marketers, transmission service providers, distribution services providers, independent REPs and consumers.

In 2014, ERCOT’s hourly demand peaked at 66,454 MW as compared to the peak hourly demand of 67,245 MW in 2013.  The ERCOT market has limited interconnections to other markets in the US and Mexico, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity (or approximately 2% of peak demand).  In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

The ERCOT market operates under reliability standards set by NERC.  The PUCT has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of power supply across Texas’ main interconnected transmission grid.  We, along with other owners of transmission and distribution facilities in Texas, assist the ERCOT ISO in its operations.  We have planning, design, construction, operation and maintenance responsibility for the portion of the transmission grid and for the load-serving substations we own, primarily within our certificated distribution service area.  We participate with the ERCOT ISO and other ERCOT utilities in obtaining regulatory approvals and planning, designing, constructing and upgrading transmission lines in order to remove existing constraints and interconnect generation on the ERCOT transmission grid.  The transmission line projects are necessary to meet reliability needs, support energy production and increase bulk power transfer capability.

Oncor’s Strategies

We focus on delivering electricity in a safe and reliable manner, minimizing service interruptions and investing in our transmission and distribution infrastructure to maintain our system, serve our growing customer base with a modernized grid and support energy production.

We believe that building and leveraging upon opportunities to scale our operating advantage and technology programs enables us to create value by eliminating duplicative costs, efficiently managing supply costs, and building and standardizing distinctive process expertise over a larger grid.  Scale also allows us to take part in large capital investments in our transmission and distribution system, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs.  Our growth strategies are to invest in technology upgrades and to construct transmission and distribution facilities to meet the needs of the growing Texas market and support energy production.  We and other transmission and distribution businesses in ERCOT benefit from regulatory capital recovery mechanisms known as “capital trackers” that we believe enable adequate and timely recovery of transmission, distribution and advanced metering investments through our regulated rates.

Oncor’s Operations

Performance — We achieved or exceeded market performance protocols in 12 out of 14 PUCT market metrics in 2014.  These metrics measure the success of transmission and distribution companies in facilitating customer transactions in the competitive Texas electricity market.

Investing in Infrastructure and Technology — In 2014, we invested approximately $1.1 billion in our network to construct, rebuild and upgrade transmission lines and associated facilities, to extend the distribution infrastructure and to pursue certain initiatives in infrastructure maintenance and information technology.

Our technology upgrade initiatives include development of a modernized grid through advanced digital communication, data management, real-time monitoring and outage detection capabilities to take advantage of our  deployment of advanced digital metering equipment.  This modernized grid is producing electricity service reliability improvements and providing for additional products and services from REPs that enable businesses and consumers to better manage their electricity usage and costs.

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

At December 31, 2014, our transmission facilities included 6,447 circuit miles of 345kV transmission lines and 9,634 circuit miles of 138kV and 69kV transmission lines.  Sixty-seven generation facilities totaling 36,410 MW were directly connected to our transmission system at December 31, 2014, and 292 transmission stations and 715 distribution substations were served from our transmission system.

At December 31, 2014, our transmission facilities had the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Brazos Electric Power Cooperative, Inc.	8	113	23
Rayburn Country Electric Cooperative, Inc.	-	39	6
Lower Colorado River Authority	10	23	2
Texas New Mexico Power	4	10	12
Tex-La Electric Cooperative of Texas, Inc.	-	12	1
American Electric Power Company, Inc. (a)	5	7	11
Texas Municipal Power Agency	7	6	-
Lone Star Transmission	12	-	-
Centerpoint Energy Inc.	8	-	-
Sharyland Utilities, L.P.	-	8	-
Electric Transmission Texas, LLC	6	1	-
Other small systems operating wholly within Texas	6	7	3

_______________

(a)	One of the 345-kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Our electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality and system reliability.  These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within our certificated service area.  Our distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 3,207 distribution feeders.

Our distribution system included over 3.3 million points of delivery at December 31, 2014.  Over the past five years, the number of distribution system points of delivery we serve, excluding lighting sites, grew an average of 1.28% per year, adding approximately 49,100 points of delivery in 2014.

Our distribution system consists of 56,907 miles of overhead primary conductors, 21,541 miles of overhead secondary and street light conductors, 16,517 miles of underground primary conductors and 10,203 miles of underground secondary and street light conductors.  The majority of the distribution system operates at 25kV and 12.5kV.

Distribution revenues from residential and small business users are based on actual monthly consumption (kWh), and, depending on size and annual load factor, revenues from large commercial and industrial users are based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

The PUCT allows utilities to file, under certain circumstances, up to four rate adjustments between rate reviews to recover distribution-related investments on an interim basis.

Customers — Our transmission customers consist of municipalities, electric cooperatives and other distribution companies.  Our distribution customers consist of approximately 80 REPs  (including  TXU Energy) and certain electric cooperatives in our certificated service area.  Revenues from TCEH represented 25% of our total operating revenues in 2014.  Revenues from REP subsidiaries of a nonaffiliated entity, NRG Energy, Inc., collectively represented 16% of our total operating revenues in 2014.  No other customer represented more than 10% of our total operating revenues.  The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.

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

Securitization Bonds —  Our consolidated financial statements include our wholly-owned, bankruptcy-remote financing subsidiary, Bondco.  This financing subsidiary was organized for the limited purpose of issuing certain transition bonds in 2003 and 2004.  Bondco issued $1.3 billion principal amount of transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.  At December 31, 2014, $180 million aggregate principal amount of transition bonds,  maturing in 2015 and 2016, was outstanding.

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

Our capital expenditures for environmental matters totaled $10 million in 2014 and are expected to total approximately $8 million in 2015.

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

Our business is subject to ongoing complex governmental regulations and legislation that have impacted, and will continue in the future to impact, our business and/or results of operations.

Our business operates in a changing market environment influenced by various state and federal legislative and regulatory initiatives regarding the restructuring of the energy industry.  We will need to continually adapt to these changes.

Our business is subject to changes in state and federal laws (including PURA, the Federal Power Act, the Public Utility Regulatory Policies Act of 1978 and the Energy Policy Act of 2005), changing governmental policy and regulatory actions including a review of a change in control of Oncor in connection with resolution of the EFH Bankruptcy Proceedings (including those of the PUCT, the NERC, the TRE, the TCEQ, the FERC and the EPA) and the rules, guidelines and protocols of ERCOT with respect to matters including, but not limited to, market structure and design, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments, return on invested capital and environmental matters.  Changes in, revisions to, or reinterpretations of existing laws and regulations and other regulatory actions may have an adverse effect on our business and we could be exposed to increased costs to comply with the more stringent requirements or new interpretations and to potential liability for customer refunds, penalties or other amounts.  If it is determined that we did not comply with applicable statutes, regulations, rules, tariffs or orders and we are ordered to pay a material amount in customer refunds, penalties or other amounts, our financial condition, results of operations and cash flow would be materially adversely affected.

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

The Texas Legislature meets every two years.  The current Legislature is in regular session from January 2015 to June 2015.  However, at any time the governor of Texas may convene a special session of the Legislature.  During any regular or special session bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects.

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

The FERC has established standards for assets that a utility has identified as “critical cyber assets.”  Under the Energy Policy Act of 2005, the FERC can impose penalties (up to $1 million per day per violation) for failure to comply with mandatory electric reliability standards, including standards to protect the power system against potential disruptions from cyber and physical security breaches.

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

There can be no guarantee that the execution of our capital deployment program for our electricity delivery facilities will be successful, and there can be no assurance that the capital investments we intend to make in connection with our electricity delivery business will produce the desired reductions in cost and improvements to service and reliability.  Furthermore, there can be no guarantee that our capital investments will ultimately be recoverable through rates or, if recovered, that they will be recovered on a timely basis.  For more information regarding the limitation on recovering the value of investments using rates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Risks and Challenges” and “– Regulation and Rates.”

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

Our access to capital markets and our cost of debt could be directly affected by our credit ratings.  Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease.  Our credit ratings are currently substantially higher than those of EFH Corp., our majority equity investor.  If credit rating agencies were to change their views of our independence from EFH Corp., our credit ratings would likely decline.  Despite our ring-fencing measures, rating agencies have in the past taken, and could in the future take, an adverse action with respect to our credit ratings in response to financing and liability management activities by, or restructuring transactions involving EFH Corp. and other members of the Texas Holdings Group.  Further, it is unclear how the progress of the EFH Bankruptcy Proceedings may affect our credit ratings.  In the event any action in connection with the EFH Bankruptcy Proceedings causes our borrowing costs to increase, we may not be able to recover such increased costs if they exceed our PUCT-approved cost of debt determined in our most recent rate review or subsequent rate reviews.

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

Our revenues from the distribution of electricity are collected from approximately 80 REPs  (including TXU Energy)  and certain electric cooperatives in our certificated service area, that sell the electricity we distribute to consumers.  Revenues from TCEH represented 25% of our total operating revenues for the year ended December 31, 2014.  Revenues from REP subsidiaries of a non-affiliated entity, NRG Energy, Inc., collectively represented 16% of our total operating revenues for the year ended December 31, 2014.  Adverse economic conditions, structural problems in the market served by ERCOT, the EFH Bankruptcy Proceedings involving TCEH, or the financial difficulties of one or more other REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments.  We depend on these REPs to timely remit these revenues to us.  We could experience delays or defaults in payment from these REPs, which could adversely affect our cash flows, financial condition and results of operations.  Due to commitments made to the PUCT in 2007, we are not allowed to recover bad debt expense, or certain other costs and expenses, from rate payers in the event of a default or bankruptcy by an affiliate REP.

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

Our operations are capital intensive.  We rely on access to financial markets and our revolving credit facility as a significant source of liquidity for capital requirements, including maturities of long-term debt, not satisfied by cash-on-hand or operating cash flows.  The inability to raise capital on favorable terms or access liquidity facilities, particularly during times of uncertainty similar to those experienced in the financial markets in 2008 and 2009, could adversely impact our ability to sustain and grow our business and would likely increase capital costs that may not be recoverable through rates.  Our access to the financial markets and our revolving credit facility, and the pricing and terms we receive in the financial markets, could be adversely impacted by various factors, such as:

•	changes in financial markets that reduce available credit or the ability to obtain or renew liquidity facilities on acceptable terms;
•	economic weakness in the ERCOT market;
•	changes in interest rates;
•	a deterioration of our credit or a reduction in our credit ratings;
•	a deterioration of the credit or insolvency or financial distress of one or more lenders under our revolving credit facility that affects the ability of the lender(s) to make loans to us;
•	any impacts on us as a result of the EFH Bankruptcy Proceedings;
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

Our primary source of liquidity aside from operating cash flows is our ability to borrow under our revolving credit facility.  The revolving credit facility contains a debt-to-capital ratio covenant that effectively limits our ability to incur indebtedness in the future.  At December 31, 2014, we were in compliance with such covenant.  See Note 6 to Financial Statements for further information regarding this covenant.  The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At December 31, 2014, the available bond credits were approximately $2.208 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $1.570 billion.  In 2007, we committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At December 31, 2014, our regulatory capitalization ratio was 58.8% debt and 41.2% equity.  Our ability to incur additional long-term debt will be limited by our regulatory capital structure.

The costs of providing pension and OPEB and related funding requirements may have a material adverse effect on our financial condition, results of operations and cash flows.

We offer certain pension and health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees through pension and OPEB plans.  Previously, some of these benefits were provided through participation with EFH Corp. and certain other subsidiaries of EFH Corp. in joint plans.

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

Our costs or share of the costs of providing pension and OPEB benefits and related funding requirements are dependent upon numerous factors, assumptions and estimates and are subject to changes in these factors, assumptions and estimates, including the market value of the assets funding the pension and OPEB plans.  Benefits costs and related funding requirements are also subject to changing employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans, expected and actual earnings on plan assets and the discount rates used in determining the projected benefit obligation.  Changes made to the provisions of the plans may also impact current and future benefit costs.  Fluctuations in actual market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods.

If EFH Corp., which is in bankruptcy, was unable to make contributions to the defined pension plan sponsored by EFH Corp., in which Oncor participates (EFH Retirement Plan), while it is a member of our controlled group within the meaning of ERISA, we could be liable under ERISA for such contributions as well as any unfunded pension plan liability that EFH Corp. is unable to pay.  EFH Corp.’s portion of the EFH Retirement Plan’s unfunded pension liability is $30 million at December 31, 2014.  EFH Corp.’s contributions for the EFH Retirement Plan are expected to total approximately $10 million in 2015 and $10 million in the 2015 to 2019 period.

See Note 10 to Financial Statements, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies –  Defined Benefit Pension Plans and OPEB Plan” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Pension and OPEB Plans Funding” for further information regarding pension and OPEB funding.

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

In the EFH Bankruptcy Proceedings, there can be no assurance that the US bankruptcy court will not order an Oncor Ring-Fenced Entity’s assets and liabilities to be substantively consolidated with the members of the Texas Holdings Group involved in the EFH Bankruptcy Proceedings or that the EFH Bankruptcy Proceedings will not result in a disruption of services we receive from, or jointly with, our affiliates.  See Note 1 to Financial Statements for additional information on our ring fencing measures.

Our rights under certain agreements with EFH Corp. and other members of the Texas Holdings Group could be adversely affected in connection with the EFH Bankruptcy  Proceedings.

We are party to various contracts and unexpired leases with EFH Corp. and other members of the Texas Holdings Group, as described in Note 12 to Financial Statements.  The US Bankruptcy Code permits a debtor in bankruptcy to assume (accept) or reject executory contracts and unexpired leases.  If members of the Texas Holdings Group,  who are debtors in the EFH Bankruptcy Proceedings, were to reject some or all of their executory contracts and unexpired leases with us in connection with the EFH Bankruptcy Proceedings, our results of operations and financial condition could be adversely affected.

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

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 3.LEGAL PROCEEDINGS

We are involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on our financial position, results of operations or cash flows.   See Notes 3 and 8 to Financial Statements for additional information concerning our legal and regulatory proceedings.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED EQUITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2014, 80.03% of our outstanding membership interests was held by Oncor Holdings and indirectly held by EFH Corp., 19.75% was held by Texas Transmission and 0.22% was indirectly held by certain members of our management team and board of directors through Investment LLC.  None of the membership interests are publicly traded, and none were issued in 2014.

See Note 9 to Financial Statements for a description of cash distributions we paid to our members and the restrictions on our ability to pay such distributions.

Item 6.SELECTED FINANCIAL DATA

	At December 31,
	2014	2013	2012	2011	2010
	(millions of dollars, except ratios)

Total assets	$19,062	$18,234	$17,990	$17,371	$16,846
Property, plant & equipment ─ net	12,463	11,902	11,318	10,569	9,676
Goodwill	4,064	4,064	4,064	4,064	4,064
Capitalization:
Long-term debt, less amounts due currently	$4,997	$5,381	$5,400	$5,144	$5,333
Membership interests	7,518	7,409	7,304	7,181	6,988
Total	$12,515	$12,790	$12,704	$12,325	$12,321
Capitalization ratios (a):
Long-term debt, less amounts due currently	39.9%	42.0%	42.5%	41.7%	43.3%
Membership interests	60.1%	58.0%	57.5%	58.3%	56.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

_______________

(a)

For purposes of reporting to the PUCT, the regulatory capitalization ratio at December 31, 2014 was 58.8% debt and 41.2% equity.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ― Financial Condition ― Available Liquidity/Credit Facility” and Note 9 to Financial Statements for additional information regarding regulatory capitalization ratios.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(millions of dollars, except ratios)

Operating revenues	$3,822	$3,552	$3,328	$3,118	$2,914
Net income	$450	$432	$349	$367	$352
Capital expenditures	$1,107	$1,079	$1,389	$1,362	$1,020
Ratio of earnings to fixed charges	3.01	2.76	2.49	2.62	2.60
Embedded interest cost on long-term debt ─ end of period (a)	6.2%	6.4%	7.0%	6.6%	6.5%

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

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2014, 2013 and 2012 should be read in conjunction with Selected Financial Data and our audited consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas.  Revenues from TCEH represented 25%,  27% and 29% of our total operating revenues for the years ended December 31, 2014, 2013 and 2012, respectively.  We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  Oncor Holdings owns 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly own the remaining 0.22% of the outstanding membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

Various “ring-fencing” measures have been taken to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and our credit quality.  These measures serve to mitigate our and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that our assets and liabilities or those of Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in connection with a bankruptcy of one or more of those entities, including the EFH Bankruptcy Proceedings discussed below.  Such measures include, among other things: our sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; our board of directors being comprised of a majority of independent directors; and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group.  We do not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa.  Accordingly, our operations are conducted, and our cash flows are managed, independently from the Texas Holdings Group.

Significant Activities and Events

EFH Bankruptcy Proceedings — On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries that are members of the Texas Holdings Group, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the US Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings.  See Note 2 to Financial Statements for a discussion of the potential impacts of the EFH Bankruptcy Proceedings on our financial statements and a discussion of the proposed change in control of Oncor’s indirect majority owner in connection with such proceedings.

The US Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date.  Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations.  Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of the EFH Petition Date, we estimated that our receivables from the Texas Holdings Group totaled approximately $129 million.  Since that time, we have collected $127 million of the prepetition amount.  We estimate any potential pre-tax loss resulting from the EFH Bankruptcy Proceedings to be immaterial.  As such, a provision for uncollectible accounts from affiliates had not been established as of December 31, 2014.

The EFH Bankruptcy Proceedings are a complex litigation matter and the full extent of potential exposure at this time is unknown.  Bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict.  We will continue to evaluate our affiliate transactions and contingencies throughout the EFH Bankruptcy Proceedings to determine any risks and resulting impacts on our financial statements in accordance with our accounting policies.  EFH Corp. has been exploring various options regarding potential transactions that could be deemed to implicate a regulatory review.  We have made some preliminary preparations for potential change in control filings, including discussions with EFH Corp. and others, in light of the proposals in the EFH Bankruptcy Proceedings, but cannot predict the result of any transaction or review.  See Notes 2 and 8 to Financial Statements and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information.

Debt-Related Activities — See Note 7 to Financial Statements for information regarding repayments of long-term debt and the issuance of $250 million principal amount of senior secured notes in May 2014.

Matters with the PUCT — See discussion of these matters below under “Regulation and Rates.”

KEY RISKS AND CHALLENGES

Following is a discussion of key risks and challenges facing management and the initiatives currently underway to manage such challenges.  For additional information concerning risk factors related to our business, see “Item1A. Risk Factors” in this report.

Rates and Cost Recovery

Our rates are regulated by the PUCT and certain cities and are subject to regulatory rate-setting processes and annual earnings oversight.  This regulatory treatment does not provide any assurance as to achievement of earnings levels.  Our rates are regulated based on an analysis of our costs and capital structure, as reviewed and approved in a regulatory proceeding.  Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital.  However, there is no assurance that the PUCT will judge all of our costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that our rates are based upon, that the regulatory process in which rates are determined will always result in rates that produce full recovery of our costs or that our authorized return on equity will not be reduced.  See “Regulation and Rates” below for further information, including a discussion of our 2008 rate review.

EFH Bankruptcy Proceedings

On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries that are members of the Texas Holdings Group, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the US Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  See “Significant Activities and Events” above, “Item 1A. Risk Factors” and Notes 2, 8 and 12 to Financial Statements for a discussion of risks relating to, and potential impacts of, the EFH Bankruptcy Proceedings.

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

Cyber Security and Infrastructure Protection Risk

A breach of our cyber/data or physical security measures that impairs our information technology infrastructure or transmission and distribution infrastructure could disrupt normal business operations, affect our ability to control our transmission and distribution system, expose us to material regulatory claims and limit communication with third parties.  Any loss of confidential or proprietary data through a cyber/data breach could also materially affect our reputation, expose the company to legal claims or impair our ability to execute on business strategies.  We participate in industry groups and with regulators to remain current on emerging threats and mitigating techniques.  While we have not experienced any security breach with a significant operational, reputational or financial impact, we recognize the growing threat within our industry and are proactively taking steps to continuously improve our technology, security measures, processes and services to detect, mitigate and protect our assets, both physical and cyber.

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

Revenue Recognition

Revenue includes an estimate for electricity delivery services provided from the billed meter reading date to the end of the period (unbilled revenue).  For electricity delivery services billed on the basis of kWh volumes, unbilled revenue is based on data collected through our AMS.    For other electricity delivery services, unbilled revenue is based on average daily revenues for the most recent period applied to the number of unmetered days through the end of the period. Accrued unbilled revenues totaled $182 million, $180 million and $147 million at December 31, 2014, 2013 and 2012, respectively.

Accounting for the Effects of Income Taxes

Our tax sharing agreement with Oncor Holdings and EFH Corp. was amended in November 2008 to include Texas Transmission and Investment LLC.  The tax sharing agreement provides for the calculation of amounts related to income taxes for each of Oncor Holdings and Oncor substantially as if these entities were taxed as corporations and requires payments to the members determined on that basis (without duplication for any income taxes paid by a subsidiary of Oncor Holdings).

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

Our expense amounts related to income taxes and related balance sheet amounts are recorded pursuant to our tax sharing agreement as discussed above.  Recording of such amounts involves significant management estimates and judgments, including judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities.  In assessing the likelihood of realization of assets related to income taxes, management considers estimates of the amount and character of future taxable income.  Actual amounts related to income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, our forecasted financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities.  Our and EFH Corp.’s income tax returns are regularly subject to examination by applicable tax authorities.  In management’s opinion, the liability recorded pursuant to income tax accounting guidance related to uncertain tax positions reflects future amounts that may be owed as a result of any examination.

Amounts payable to and receivable from members related to income taxes on our balance sheet reflect our tax provision net of quarterly estimated tax payments required by the tax sharing agreement that are trued up the following year when the annual tax return is filed.  The $157 million increase in amounts receivable from members related to income taxes at December 31, 2014 compared to December 31, 2013 is primarily due to the enactment of the Tax Increase Prevention Act of 2014 in late December 2014 after the fourth quarter estimated income tax payment was made.  The Tax Increase Prevention Act of 2014 reinstated 50% bonus depreciation on certain assets placed into service retroactive to January 2014, significantly lowering our tax liability for 2014.  The tax sharing agreement calls for the receivables to be settled when the 2014 tax return is filed.

See Notes 1 and 4 to Financial Statements.

Regulatory Assets and Liabilities

Our financial statements at December 31, 2014 and 2013 reflect net regulatory assets of $1.429 billion and $1.324 billion, respectively.  These amounts include $108 million and $226 million, respectively, of generation-related net regulatory assets recoverable by transition bonds as discussed immediately below.  Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital.  Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates.  See Note  5 to Financial Statements for more information regarding regulatory assets and liabilities.

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

We believe our net regulatory assets are probable of recovery based on PURA and/or the PUCT’s orders, precedents or Substantive Rules.  Amounts are subject to PUCT review for reasonableness and prudence and possible disallowance.

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

In December 2014, we concluded, based on a qualitative assessment, that our estimated enterprise fair value was more likely than not greater than our carrying value.  As a result, no additional testing for impairment was required.  Testing performed in December 2013 and 2012 was based on the quantitative method and determined that our estimated enterprise fair value was in excess of the net carrying value of our operating assets and liabilities, resulting in no additional testing.  Accordingly, no impairments were recognized in 2014, 2013 or 2012.

Defined Benefit Pension Plans and OPEB Plan

We offer certain pension, health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees.  Until July 1, 2014, we also participated with EFH Corp. and other subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees (EFH OPEB Plan).  Effective July 1, 2014, pursuant to an agreement with EFH Corp., we ceased participation in the EFH OPEB Plan and established our own OPEB plan for our eligible employees and their dependents (Oncor OPEB Plan).  This move to the Oncor OPEB Plan is not expected to have a material effect on our net assets or cash flows.  Reported costs of providing noncontributory pension and OPEB benefits are dependent upon numerous factors, assumptions and estimates.

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

Benefit costs are impacted by actual and actuarial estimates of employee demographics (including but not limited to age, compensation levels and years of accredited service), future health care costs, the level of contributions made to retiree plans, expected and actual earnings on plan assets and the discount rates used in determining the projected benefit obligation.  Actuarial assumptions are reviewed and updated annually based on current economic conditions and trends.  Changes made to the provisions of the plans may also impact current and future benefit costs.  Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods.

In December 2014, the projected benefit obligations of the employee benefit plans increased significantly due primarily to changes in several key assumptions.  These changes resulted in actuarial losses of $515 million and $128 million to the pension plans and OPEB plan, respectively.    Pension plans losses were primarily impacted by a reduction in the discount rate to 3.96% from 4.74%, (approximately $309 million) and the adoption of a new mortality table that extends expected life spans (approximately $198 million).  OPEB plan losses were primarily impacted by a reduction in the discount rate to 4.23% from 4.98% (approximately $104 million) and the adoption of a new mortality rates table that extends expected life spans (approximately $101 million), partially offset by actuarial gains resulting from changes in demographic and health care claims assumptions (approximately $78 million).  Actual return on pension plan assets for 2014 exceeded the expected return on assets by $127 million creating an offsetting actuarial gain.  These items drove the increases in 2014 year end balances as compared to 2013 year end balances of $495 million in other noncurrent liabilities for retirement plans and other employee benefits, $374 million in the employee retirement liability regulatory asset and $94 million  (pretax) in other comprehensive income.  We expect the pension and OPEB plans estimated amortizations of net actuarial losses to increase by $26 million in 2015 reflecting these changes.

In accordance with accounting rules, changes in benefit obligations associated with factors discussed above may be immediately recognized as a regulatory asset if related to recoverable service or in other comprehensive income and reclassified as a current cost in future years.  As such, significant portions of benefit costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants.  Net direct and indirect allocated pension and OPEB costs as determined under applicable accounting rules are summarized in the following table:

	Year Ended December 31,
	2014	2013	2012

Pension costs	$58	$95	$179
OPEB costs	48	37	27
Total benefit costs	106	132	206
Less amounts deferred principally as property or a regulatory asset	(69)	(95)	(169)
Net amounts recognized as expense	$37	$37	$37
Pension plans discount rate ‒ percentage (a)	4.74%	4.10%	5.00%
OPEB plan discount rate ‒ percentage (b)	4.98%	4.10%	4.95%
Funding of the pension and OPEB plans (c)	$86	$20	$104

_____________

(a)

As a result of the amendments to the EFH Retirement Plan in 2012, discussed in Note 10 to Financial Statements, the discount rate reflected in net pension costs for January through July 2012 was 5.00%, for August through September 2012 was 4.15% and for October through December 31, 2012 was 4.20%.

(b)

As a result of the transfer of OPEB plan assets and liabilities from the EFH OPEB Plan to the Oncor OPEB Plan effective July 1, 2014, discussed in Note 10 to Financial Statements, the discount rate reflected in OPEB costs for January through June 2014 was 4.98% and for July through December 2014 was 4.39%.

(c)	The amount reflected in 2012 excludes transfers of investments between benefit plans in 2012. See Note 10 to Financial Statements for additional information regarding pension and OPEB plans.

Sensitivity of these costs to changes in key assumptions is as follows:

Assumption	Increase/(Decrease) in 2015 Pension and OPEB Costs

Discount rate – 1% increase	$(35)
Discount rate – 1% decrease	$41

Expected return on assets – 1% increase	$(23)
Expected return on assets – 1% decrease	$23

See Note 10 to Financial Statements regarding other disclosures related to pension and OPEB plans obligations.

RESULTS OF OPERATIONS

Operating Data

	Year Ended December 31,
	2014	2013	2012

Operating statistics:
Electric energy billed volumes (gigawatt-hours):
Residential	42,196	41,486	40,377
Other (a)	72,710	70,826	69,994
Total electric energy billed volumes	114,906	112,312	110,371
Reliability statistics (b):
System Average Interruption Duration Index (SAIDI) (nonstorm)	97.9	106.1	89.9
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.4	1.4	1.2
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	72.6	75.6	77.6
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,332	3,284	3,242
Operating revenues:
Distribution base revenues	$1,828	$1,826	$1,789
Transmission base revenues (c)	805	702	629
Reconcilable rates:
TCRF (c)	1,045	846	733
Transition charges	145	149	144
AMS surcharges	141	148	142
EECRF and rate case expense surcharges	65	66	49
Other miscellaneous revenues	83	73	73
Intercompany eliminations (c)	(290)	(258)	(231)
Total operating revenues	$3,822	$3,552	$3,328

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

Financial Results ─ Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Total operating revenues increased $270 million, or 8%, to $3.822 billion in 2014.  All revenue is billed under tariffs approved by the PUCT.  The change reflected:

•

An Increase in Distribution Base  Revenues — Base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on January 1, 2012.  The $2 million increase in distribution base rate revenues consisted of an estimated $12 million effect of growth in points of delivery, partially offset by a $10 million impact of lower average consumption, largely driven by the effects of milder summer weather in 2014 as compared to 2013.

•

An Increase in Transmission Base  Revenues — TCOS revenues are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $103 million increase in transmission base revenues primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table below for a listing of Transmission Interim Rate Update Applications impacting revenues for the years ended December 31, 2014 and 2013, as well as filings that will impact revenues for the year ended December 31, 2015.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF

44363	January 2015*	March 2015	$35	$23	$12
42706	July 2014	September 2014	$12	$8	$4
42267	February 2014	April 2014	$74	$47	$27
41706	July 2013	September 2013	$71	$45	$26
41166	January 2013	March 2013	$27	$17	$10
40603	July 2012	August 2012	$30	$19	$11
40142	January 2012	March 2012	$2	$1	$1

_______________

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

-

An Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $199 million increase in TCRF revenue reflects the pass through of a $167 million increase in third-party wholesale transmission expense described below and a $32 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At December 31, 2014, $26 million was deferred as under-recovered wholesale transmission service expense (see Note  5 to Financial Statements).  See TCRF Filings Table below for a listing of TCRF filings impacting cash flows for the years ended December 31, 2014 and 2013, as well as filings that will impact cash flows for the year ended December 31, 2015.

TCRF Filings Table

Docket No.	Filed	Effective	Semi-Annual Billing Impact Increase (Decrease)

43858	December 2014	March 2015 – August 2015	$(27)
42558	May 2014	September 2014 – February 2015	$71
42059	December 2013	March 2014 – August 2014	$44
41543	June 2013	September 2013 – February 2014	$88
41002	November 2012	March 2013 – August 2013	$(47)
40451	June 2012	September 2012 – February 2013	$129
39940	November 2011	March 2012 – August 2012	$(41)

-

A Decrease in Transition Charges — Transition charge revenue is dedicated to paying the principal and interest of transition bonds.  We account for the difference between transition charge revenue recognized and cost related to the transition bonds as a regulatory liability.  Annual true-up adjustments are filed to increase or decrease the transition charges such that sufficient funds will be collected during the following period to meet scheduled debt service payments.  The final transition bonds mature in 2016.  The $4 million decrease in charges related to transition bonds corresponds with an offsetting decrease in amortization expense and primarily reflects lower transition charge tariff rates as a result of annual true ups.

-

A Decrease in AMS Surcharges — The PUCT has authorized monthly per customer advanced meter cost recovery factors designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  We recognize revenues equal to reconcilable expenses incurred including depreciation net of calculated savings plus a return component on our investment.  The $7 million decrease in recognized AMS revenues is due to lower costs associated with the initial deployment.  See “Regulation and Rates” below.

-

A  Decrease in EECRF Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The $1 million decrease in EECRF surcharges is offset in operation and maintenance expense.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the years ended December 31, 2014 and 2013, as well as filings that will impact revenues for the year ended December 31, 2015.

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

•

An Increase in Other Miscellaneous  Revenues — Miscellaneous revenues includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs, services provided on a time and materials basis, rents, energy efficiency performance bonuses approved by the PUCT and other miscellaneous revenues.    The $10 million increase in other miscellaneous revenues was primarily driven by the energy efficiency performance bonus recognized in 2014 as compared to 2013.    See EECRF Filings Table above for a listing of the energy efficiency performance bonuses.

Wholesale transmission service expense increased $167 million, or 28%, to $755 million in 2014  primarily due to higher fees paid to other transmission entities.

Operation and maintenance expense increased $17 million, or 2%, to $698 million in 2014.  The change included $6 million in higher contractor services, $4 million in higher vegetation management expenses, $3 million in higher software and hardware maintenance costs, $2 million in higher outsourced services costs, $2 million in higher material costs and $3 million in higher other costs.  Operation and maintenance expense also reflects fluctuations in expenses that are offset by corresponding revenues, including a $2 million decrease related to advanced meters and a $1 million decrease in costs related to programs designed to improve customer electricity efficiency.  Amortization of regulatory assets reported in operation and maintenance expense totaled $54 million and $52 million in 2014 and 2013, respectively.

Depreciation and amortization increased $37 million, or 5%, to $851 million in 2014.  The increase reflected $41 million attributed to ongoing investments in property, plant and equipment, partially offset by $4 million in lower amortization of regulatory assets associated with transition bonds (with an offsetting decrease in revenues).

Taxes other than income taxes increased $14 million, or 3%, to $438 million in 2014.  The change reflected a $9 million increase in property taxes and a $5 million increase in local franchise fees.

Other income totaled $13 million in 2014 and $18 million in 2013.  The 2014 and 2013 amounts included accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting totaling $12 million and $17 million, respectively.  See Note 13 to Financial Statements.

Other deductions totaled $15 million in 2014 and 2013.  See Note 13 to Financial Statements.

Provision in lieu of income taxes totaled $278 million (including a  $2 million benefit related to nonoperating income)  in 2014 compared to $249 million (including $2 million related to nonoperating income) in 2013.  The effective income tax rate on pretax income was 38.2% in 2014 and 36.6% in 2013.  The 2014 effective income tax rate on pretax income differs from the US federal statutory rate of 35% primarily due to $14 million of non-deductible amortization of the regulatory asset attributable to a change in deductibility of the Medicare Part D subsidy as a result of the Patient Protection and Affordable Care Act of 2010 and the effect of the 2014 Texas margin tax, partially offset by the reversal of accrued interest and taxes totaling $5 million attributed to the resolution of certain uncertain tax positions.  See Note 4 to Financial Statements.

Interest income decreased $1 million, or 25%, to $3 million in 2014.  The change reflected lower earnings related to the assets of an employee benefit plan.

Interest expense and related charges decreased $18 million, or 5%, to $353 million in 2014.  The change was driven by an  $18 million decrease in amortization of net debt-related costs and a $6 million decrease attributable to lower average interest rates, partially offset by a $6 million increase attributable to lower capitalized interest.

Net income increased $18 million, or 4%, to $450 million in 2014.  The change reflected increased revenue from higher transmission rates and lower interest expense, partially offset by higher depreciation, higher income taxes, higher operation and maintenance expenses and higher property taxes.

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

•

An Increase in Transmission Base Revenues — TCOS revenues are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $73 million increase in transmission base revenues primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table above for a listing of Transmission Interim Rate Update Applications impacting revenues for the years ended December 31, 2013 and 2012.

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

-

An Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $113 million increase in TCRF revenue reflects the pass through of an $86 million increase in third-party wholesale transmission expense described below and a $27 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At December 31, 2013, approximately $37 million was deferred as under-recovered wholesale transmission service expense (see Note 5 to Financial Statements).  See TCRF Filings Table above for a listing of TCRF filings impacting cash flow for the years ended December 31, 2013 and 2012.

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

-

An Increase in AMS Surcharges — The PUCT has authorized monthly per customer advanced meter cost recovery factors designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  We recognize revenues equal to reconcilable expenses incurred including depreciation net of calculated savings plus a return component on our investment.  The $6 million increase in recognized AMS revenues is due to increased costs driven by meter installation and systems development.  See “Regulation and Rates” below.

-

An Increase in EECRF Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  For the year ended 2013, we recognized a $17 million increase in EECRF surcharges, which is offset in operation and maintenance expense.  See EECRF Filings Table above for a listing of EECRF filings impacting revenues for the years ended December 31, 2013 and 2012.

•

Other Miscellaneous Revenues — Miscellaneous revenues includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs, services provided on a time and materials basis, rents, energy efficiency performance bonuses approved by the PUCT and other miscellaneous revenues.    See EECRF Filings Table above for a listing of the energy efficiency performance bonuses.

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

Other income totaled $18 million in 2013 and $26 million in 2012.  The 2013 and 2012 amounts included accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting totaling $17 million and $23 million, respectively.  See Note 13 to Financial Statements.

Other deductions totaled $15 million and $64 million in 2013 and 2012, respectively.  The decrease was primarily attributable to the SARs settlement in 2012.  See Note 13 to Financial Statements.

Provision in lieu of income taxes totaled $249 million (including $2 million related to nonoperating income) in 2013 compared to a net $234 million (including $6 million related to nonoperating income) in 2012.  The effective income tax rate on pretax income was 36.6% in 2013 and 40.1% in 2012.  The 2013 effective income tax rate on pretax income differs from the US federal statutory rate of 35% primarily due to the effect of $14 million of non-deductible amortization of the regulatory asset attributed to a change in deductibility of the Medicare Part D subsidy as a result of the Patient Protection and Affordable Care Act of 2010 and the effect of the 2013 Texas margin tax,  partially offset by the reversal of accrued interest and taxes totaling $16 million attributed to the resolution of certain uncertain tax positions.  See Note  4 to Financial Statements.

Interest income decreased $20 million, or 83%, to $4 million in 2013.  The change reflected a $16 million decrease as a result of our sale of the TCEH transition bond interest reimbursement agreement to EFIH in August 2012 (see Note 12 to Financial Statements for discussion of the sale) and a $6 million decrease attributable to a prior year sales tax refund, partially offset by a $2 million increase in assets related to an employee benefit plan.

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

OTHER COMPREHENSIVE INCOME

We reported $61 million,  $19 million and $3 million (all after tax) in other comprehensive income for the years ended December 31, 2014, 2013 and 2012, respectively.  These amounts primarily represent the net actuarial losses of the non-recoverable portion of benefit plans (see Note 10 to Financial Statements for information regarding changes to the pension plans).

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows —  Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Cash provided by operating activities totaled $1.276 billion and $1.370 billion in 2014 and 2013, respectively.  The $94 million change was primarily due to a $190 million increase in estimated federal and state income tax payments, an $82 million increase cash payments to third-party transmission providers, a $66 million increase in pension and OPEB contributions,  a $33 million increase in storm and liability losses and a $22 million increase in cash purchases of materials and supplies.  These decreases in cash were partially offset by a $302 million increase in transmission and distribution receipts due to higher rates, timing of receipts and increased consumption primarily reflecting customer growth.

Cash used in financing activities totaled $202 million and $324 million in 2014 and 2013, respectively.  The 2014 activity reflected $282 million of cash used in distributions to our members (a $28 million decrease compared to 2013 (see Note 9 to Financial Statements)),  $131 million in cash principal payments on transition bonds (a $6 million increase compared to 2013 (see Note 7 to Financial Statements)) and a $34 million decrease in short-term borrowings, partially offset by a $250 million increase from the issuance of long-term debt in May 2014.

Cash used in investing activities, which consists primarily of capital expenditures, totaled $1.097 billion in 2014 and $1.064 billion in 2013.  The $33 million, or 3%, increase was driven by higher capital expenditures for transmission and distribution facilities to serve new customers, information technology initiatives and infrastructure maintenance, partially offset by lower capital expenditures for CREZ.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $41 million and $34 million more than the amounts reported in the statements of consolidated income for the years ended December 31, 2014 and 2013, respectively.  The differences result from amortization reported in the following different lines items in the statements of consolidated income: regulatory asset amortization (reported in operation and maintenance expense), the accretion of the adjustment (discount) to regulatory assets (reported in other income) and the amortization of debt fair value discount (reported in interest expense and related charges).

Cash Flows —  Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Cash provided by operating activities totaled $1.370 billion and $1.269 billion in 2013 and 2012, respectively.  The $101 million change was driven by an $84 million decrease in pension and OPEB contributions, a $57 million effect of a SARs payout in 2012 (see Note 11 to Financial Statements), a $35 million increase in transmission and distribution receipts due to higher rates, a $30 million increase in accounts payable levels, a $17 million decrease in cash interest payments due to the early redemption of debt in June 2012 (see Note 7 to Financial Statements) and a $15 million decrease in energy efficiency program payments.  These increases in cash were partially offset by a $103 million increase in estimated federal and state income tax payments and a $29 million decrease in cash as a result of the sale of our tax reimbursement agreement to EFIH in August 2012 (see Note 12 to Financial Statements).

Cash used in financing activities totaled $324 million in 2013 and cash provided by financing activities totaled $132 million in 2012.  The 2013 activity reflected $310 million of cash used in distributions to our members (an $85 million increase compared to 2012 (see Note 9 to Financial Statements)) and $125 million in cash principal payments on transition bonds (a $7 million increase compared to 2012 (see Note  7 to Financial Statements)), partially offset by a $100 million increase from the issuance of long-term debt in May 2013 and a $10 million increase in short-term borrowings.

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

Long-Term Debt Activity — Repayments of long-term debt in 2014 totaled $131 million and represent transition bond principal payments at scheduled maturity dates.

Issuances of long-term debt in 2014 totaled $250 million, consisting of the May 2014 sale of $250 million aggregate principal amount of 2.150% senior secured notes maturing in June 2019 (Notes).  We used the proceeds (net of the initial purchasers’ discount, fees and expenses) of approximately $248 million from the sale of the Notes to repay borrowings under our revolving credit facility and for general corporate purposes.  The Notes are secured by a first priority lien and are secured equally and ratably with all of our other secured indebtedness.

See Note 7 to Financial Statements for additional information regarding repayments, redemptions and issuances of long-term debt.

Available Liquidity/Credit Facility — Our primary source of liquidity, aside from operating cash flows, is our ability to borrow under our revolving credit facility.  At December 31, 2014 and 2013, we had a $2.4 billion secured revolving credit facility (see Note 6 to Financial Statements).  The revolving credit facility expires in October 2016.  Subject to the limitations described below, available borrowing capacity under our revolving credit facility totaled $1.682 billion and $1.649 billion at December 31, 2014 and 2013, respectively.  At February 26, 2015, available borrowing capacity under our revolving credit facility totaled $943  million primarily due to the repayment of $500 million aggregate principal amount of 6.375% senior secured notes, which matured on January 15, 2015.  We may request an increase in our borrowing capacity of $100 million in the aggregate and up to two one-year extensions, provided certain conditions are met, including lender approval.

The revolving credit facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At December 31, 2014, we were in compliance with the covenant.  See “Financial Covenants, Credit Rating Provisions and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.  The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that have been certified to the Deed of Trust collateral agent.  Accordingly, the availability under our revolving credit facility is limited by the amount of available bond credits and any property additions certified to the Deed of Trust collateral agent in connection with the revolving credit facility borrowings.  In addition, our outstanding senior notes and debentures are secured by the Deed of Trust.  To the extent we continue to issue debt securities secured by the Deed of Trust, those debt securities would also be limited by the amount of available bond credits and any property additions that have been certified to the Deed of Trust collateral agent.  At December 31, 2014, the available bond credits totaled $2.208 billion, and the amount of additional potential indebtedness that could be secured by property additions, subject to the completion of a certification process, totaled $1.570 billion.  At both December 31, 2014 and February 26, 2015, the available borrowing capacity of the revolving credit facility could be fully drawn.

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

Cash and cash equivalents totaled $4 million and $27 million at December 31, 2014 and 2013, respectively.  Available liquidity (cash and available revolving credit facility capacity) at December 31, 2014 totaled $1.686 billion reflecting an increase of $10 million from December 31, 2013.  The increase reflects repayments of the revolving credit facility funded by the proceeds from the long-term debt issuance in May 2014 (discussed above) and the seasonal nature of our cash flow, partially offset by our ongoing capital investment in transmission and distribution infrastructure.

We also committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At December 31, 2014 and 2013, our regulatory capitalization ratios were 58.8% debt and 41.2% equity and 58.7% debt and 41.3% equity, respectively.  See Note 9 to Financial Statements for discussion of the regulatory capitalization ratio.

Liquidity Needs, Including Capital Expenditures — Our board of directors, which annually approves capital expenditure estimates for the following year, has approved capital expenditures totaling $1.1 billion in 2015.  Management currently expects to recommend to our board of directors capital expenditures of approximately $1.4 billion in 2016 and approximately $1.5 billion in each of the years 2017 through 2020.  These capital expenditures are expected to be used for investment in transmission and distribution infrastructure, including approximately $1.2 billion in the period 2015 through 2018 that we currently expect to use for electric infrastructure enhancement in the West Texas region.

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

Distributions — On February 25, 2015, our board of directors declared a cash distribution of $100 million, which was paid to our members on February 26, 2015.  See Note 9 to Financial Statements for discussion of distribution restrictions.

During 2014, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount

October 21, 2014	October 22, 2014	$101
July 30, 2014	July 31, 2014	$71
April 30, 2014	May 1, 2014	$57
February 19, 2014	February 20, 2014	$53

Pension and OPEB Plans Funding — Our funding for the pension plans and Oncor OPEB Plan for the calendar year 2015 is expected to total $45 million and $31 million, respectively.  Based on the funded status of the pension plans at December 31, 2014, our aggregate pension plans and  Oncor OPEB Plan funding is expected to total approximately $563 million in the period 2015 to 2019.  In 2014, we made cash contributions to the pension plans and OPEB plans of $68 million and $18 million, respectively.  See Note 10 to Financial Statements for additional information regarding pension and OPEB plans.

Capitalization — Our capitalization ratios were 39.9% and 42.0% long-term debt, less amounts due currently, to 60.1% and 58.0% membership interests at December 31, 2014 and 2013, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility contains a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the revolving credit facility

(principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP).  The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco.  Capitalization is calculated as membership interests determined in accordance with US GAAP plus indebtedness described above.  At December 31, 2014, we were in compliance with this covenant with a debt-to-capitalization ratio of 0.45 to 1.00.

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

In July 2014, Moody’s changed our senior secured rating to Baa1 from Baa3, which was primarily driven by its view of the stability and predictability of our regulated business and the credit protection provided by the uncontested ring-fencing provisions (see discussion in “Business” above and Note 1 to Financial Statements for information regarding our various ring-fencing measures).  In April 2014, Moody’s changed our rating outlook to “positive” from “stable” and S&P changed our rating outlook to “developing” from “stable” and affirmed our senior secured rating.  The changes in outlook by Moody’s and S&P reflect the developments related to the EFH Bankruptcy Proceedings.  Oncor remains on “stable” outlook with Fitch.  Presented below are the credit ratings assigned for our debt securities at February 26, 2015.

Senior Secured

S&P	A
Moody’s	Baa1
Fitch	BBB+

As described in Note 7 to Financial Statements, our long-term debt, excluding Bondco’s non-recourse debt, is currently secured pursuant to the Deed of Trust by a first priority lien on certain of our transmission and distribution assets and is considered senior secured debt.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — Our revolving credit facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Based on the current ratings assigned to our debt securities at February 26, 2015, our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.125%.  A decline in credit ratings would increase the cost of our revolving credit facility and likely increase the cost of any debt issuances and additional credit facilities.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under our revolving credit facility, a default by us or our subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $50 million that are not discharged within 60 days may cause the maturity of outstanding balances ($711 million in short-term borrowings and $7 million in letters of credit at December 31, 2014 and $1.450 billion in short-term borrowings and $7 million in letters of credit at February 26, 2015) under that facility to be accelerated.  Additionally, under the Deed of Trust, an event of default under either our revolving credit facility or our indentures would permit our lenders and the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Long-Term Contractual Obligations and Commitments — The following table summarizes our contractual cash obligations at December 31, 2014.  See Notes 7 and 8 to Financial Statements for additional disclosures regarding these long-term debt and non-cancelable purchase obligations.

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total

Long-term debt – principal	$639	$365	$800	$3,851	$5,655
Long-term debt – interest	300	580	497	2,887	4,264
Operating leases (a)	5	5	-	-	10
Obligations under outsourcing agreements	77	19	-	-	96
Total contractual cash obligations	$1,021	$969	$1,297	$6,738	$10,025

____________

(a)   Includes short-term noncancelable leases.

The following are not included in the table above:

•

individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	employment contracts with management;
•	liabilities related to uncertain tax positions totaling $2 million discussed in Note 4 to Financial Statements as the ultimate timing of payment is not known, and
•	our estimated funding of the pension and OPEB plans totaling $76 million in 2015 and $563 million in the 2015 to 2019 period as discussed above under “Pension and OPEB Plans Funding.”

Guarantees — At December 31, 2014, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2014, we did not have any material off-balance sheet arrangements with special purpose entities or VIEs.

COMMITMENTS AND CONTINGENCIES

See Note 8 to Financial Statements for details of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

State Legislation

 The Texas Legislature meets every two years.  The current Legislature is in regular session from January 2015 to June 2015.  However, at any time the governor of Texas may convene a special session of the Legislature.  During any regular or special session bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects.  Various bills related to our business have been proposed in the current legislative session, however, none introduced to date are expected to have a substantial impact on our financial position, results of operations or cash flows.

Matters with the PUCT

2008 Rate Review (PUCT Docket No. 35717) — In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (Docket 35717), and new rates were implemented in September 2009.  We and four other parties appealed various portions of the rate review final order to a state district court.  In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  We filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities.  In  early August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  The Austin Court of Appeals also reversed the PUCT and district court’s rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.’s ability to offset our taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment.  In  late August 2014, we filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which we were not successful, including the consolidated tax savings adjustment.  In December 2014, the Austin Court of Appeals issued its Opinion on Rehearing, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment.  We filed a petition for review with the Texas Supreme Court on February 19, 2015.    If our appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, we estimate that on remand, the impact on earnings of the consolidated tax savings adjustment’s value could range from zero, as originally determined by the PUCT in Docket 35717, to a $130 million loss (after tax).  We do not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to our results of operations or financial condition.

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

Competitive Renewable Energy Zones (CREZs) (PUCT Docket Nos. 35665 and 37902) —  In 2009, the PUCT awarded us CREZ construction projects.   These projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state,  as well as building additional facilities to provide further voltage support to the transmission grid as a result of CREZ.  At December 31, 2014, our cumulative CREZ-related capital expenditures totaled $2.011 billion, including $140 million during 2014.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions.  Such actions or changes could significantly alter our basic financial position, results of operations or cash flows.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  All of our long-term debt at December 31, 2014 and 2013 carried fixed interest rates.

	Expected Maturity Date
	2015	2016	2017	2018	2019	There-after	2014 Total Carrying Amount	2014 Total Fair Value	2013 Total Carrying Amount	2013 Total Fair Value
	(millions of dollars and percent)
Long-term debt (including current maturities):
Fixed rate debt amount (a)	$639	$41	$324	$550	$250	$3,851	$5,655	$6,844	$5,536	$6,188
Average interest rate	6.15%	5.29%	5.00%	6.80%	2.15%	6.03%	5.88%	─	6.04%	─

____________

(a)Excludes unamortized premiums and discounts.  See Note 7 to Financial Statements for a discussion of changes in long-term debt obligations.

Credit Risk

Credit risk relates to the risk of loss associated with nonperformance by counterparties.  Our customers consist primarily of REPs.  As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT.  Meeting these standards does not guarantee that a REP will be able to perform its obligations.  REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules.  Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT.  We believe PUCT rules that allow for the recovery of uncollectible amounts due from nonaffiliated REPs through rates significantly reduce our credit risk.

Our net exposure to credit risk associated with trade accounts receivable from affiliates totaled $115 million at December 31, 2014, consisting of $69 million of billed receivables and $52 million of unbilled receivables, of which $6 million is secured by letters of credit posted by TCEH for our benefit. Under PUCT rules, unbilled amounts are billed within the following month and amounts are due in 35 days of billing.  Due to commitments made to the PUCT, this concentration of accounts receivable from affiliates increases the risk that a default could have a material effect on earnings and cash flows.  See Notes  2 and 8 to Financial Statements for additional information regarding the potential impacts of the EFH Bankruptcy Proceedings on our transactions with affiliates and Note 12 to Financial Statements for additional information regarding our transactions involving members of the Texas Holdings Group.

Our exposure to credit risk associated with accounts receivable from nonaffiliates totaled $410 million at December 31, 2014.  The nonaffiliated receivable amount is before the allowance for uncollectible accounts, which totaled $3 million at December 31, 2014.  The nonaffiliated exposure includes trade accounts receivable from REPs totaling $298 million, which are almost entirely noninvestment grade.  At December 31, 2014, REP subsidiaries of a nonaffiliated entity collectively represented approximately 12% of the nonaffiliated trade receivable amount.  No other nonaffiliated parties represented 10% or more of the total trade accounts receivable amount.  We view our exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

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

-	allowed rate of return;
-	permitted capital structure;
-	industry, market and rate structure;
-	recovery of investments;
-	acquisition and disposal of assets and facilities;
-	operation and construction of facilities;
-	changes in tax laws and policies, and
-	changes in and compliance with environmental, reliability and safety laws and policies;
•	legal and administrative proceedings and settlements, including the exercise of equitable powers by courts;
•	any impacts on us as a result of the EFH Bankruptcy Proceedings;
•	weather conditions and other natural phenomena;
•	acts of sabotage, wars or terrorist or cyber security threats or activities;
•	economic conditions, including the impact of a recessionary environment;
•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;
•	changes in business strategy, development plans or vendor relationships;
•	unanticipated changes in interest rates or rates of inflation;
•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;
•	inability of various counterparties to meet their financial obligations to us, including failure of counterparties to perform under agreements;
•	general industry trends;
•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;
•	changes in technology used by and services offered by us;
•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;
•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB, and future funding requirements related thereto;
•	significant changes in critical accounting policies material to us;
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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Oncor Electric Delivery Company LLC and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related statements of consolidated income, comprehensive income, cash flows, and membership interests for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oncor Electric Delivery Company LLC and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has implemented certain ring-fencing measures, which management believes mitigate the Company’s potential exposure to the EFH Bankruptcy Proceedings.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 26, 2015

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2014	2013	2012
	(millions of dollars)

Operating revenues:
Nonaffiliates	$2,851	$2,585	$2,366
Affiliates	971	967	962
Total operating revenues	3,822	3,552	3,328
Operating expenses:
Wholesale transmission service	755	588	502
Operation and maintenance	698	681	669
Depreciation and amortization	851	814	771
Provision in lieu of income taxes (Notes 1, 4 and 12)	280	247	240
Taxes other than amounts related to income taxes	438	424	415
Total operating expenses	3,022	2,754	2,597
Operating income	800	798	731
Other income and deductions:
Other income (Note 13)	13	18	26
Other deductions (Note 13)	15	15	64
Nonoperating provision in lieu of income taxes (Note 4)	(2)	2	(6)
Interest income	3	4	24
Interest expense and related charges (Note 13)	353	371	374
Net income	$450	$432	$349

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(millions of dollars)

Net income	$450	$432	$349
Other comprehensive income (loss):
Cash flow hedges – derivative value net loss recognized in net income (net of tax expense of $1, $1 and $1) (Note 1)	2	2	3
Defined benefit pension plans (net of tax benefit of $33, $11 and $1) (Note 10)	(61)	(19)	(3)
Total other comprehensive income (loss)	(59)	(17)	-
Comprehensive income	$391	$415	$349

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(millions of dollars)

Cash flows — operating activities:
Net income	$450	$432	$349
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	892	848	802
Provision in lieu of deferred income taxes – net	148	194	208
Other – net	(3)	(4)	(4)
Changes in operating assets and liabilities:
Accounts receivable — trade (including affiliates) (Note 12)	8	(129)	52
Inventories	(9)	9	(3)
Accounts payable — trade (including affiliates)	15	38	(9)
Deferred revenues (Note 5)	(44)	(53)	(101)
Other — assets	(233)	172	(17)
Other — liabilities	52	(137)	(8)
Cash provided by operating activities	1,276	1,370	1,269
Cash flows — financing activities:
Issuances of long-term debt (Note 7)	250	100	900
Repayments of long-term debt (Note 7)	(131)	(125)	(1,018)
Net (decrease) increase in short-term borrowings (Note 6)	(34)	10	343
Distributions to members (Note 9)	(282)	(310)	(225)
Decrease in note receivable from TCEH (Note 12)	-	-	20
Sale of related-party agreements (Note 12)	-	-	159
Debt discount, premium, financing and reacquisition expenses – net	(5)	1	(46)
Other – net	-	-	(1)
Cash (used in) provided by financing activities	(202)	(324)	132
Cash flows — investing activities:
Capital expenditures	(1,107)	(1,079)	(1,389)
Other – net	10	15	21
Cash used in investing activities	(1,097)	(1,064)	(1,368)
Net change in cash and cash equivalents	(23)	(18)	33
Cash and cash equivalents — beginning balance	27	45	12
Cash and cash equivalents — ending balance	$4	$27	$45

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2014	2013
	(millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$4	$27
Restricted cash — Bondco (Note 13)	56	52
Trade accounts receivable from nonaffiliates – net (Note 13)	407	385
Trade accounts and other receivables from affiliates – net (Note 12)	118	135
Amounts receivable from members related to income taxes (Note 12)	180	23
Materials and supplies inventories — at average cost	73	65
Prepayments and other current assets	88	79
Total current assets	926	766
Restricted cash — Bondco (Note 13)	16	16
Investments and other property (Note 13)	97	91
Property, plant and equipment – net (Note 13)	12,463	11,902
Goodwill (Notes 1 and 13)	4,064	4,064
Regulatory assets – net ― Oncor (Note 5)	1,321	1,098
Regulatory assets – net ― Bondco (Note 5)	108	226
Other noncurrent assets	67	71
Total assets	$19,062	$18,234

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 6)	$711	$745
Long-term debt due currently ― Oncor (Note 7)	500	-
Long-term debt due currently ― Bondco (Note 7)	139	131
Trade accounts payable to nonaffiliates	202	178
Amounts payable to members related to income taxes (Note 12)	24	23
Accrued taxes other than amounts related to income	174	169
Accrued interest	93	95
Other current liabilities	156	135
Total current liabilities	1,999	1,476
Long-term debt, less amounts due currently ― Oncor (Note 7)	4,956	5,202
Long-term debt, less amounts due currently ― Bondco (Note 7)	41	179
Liability in lieu of deferred income taxes (Notes 1, 4 and 12)	2,559	2,414
Other noncurrent liabilities and deferred credits (Notes 12 and 13)	1,989	1,554
Total liabilities	11,544	10,825
Commitments and contingencies (Note 8)
Membership interests (Note 9):
Capital account ― number of interests outstanding 2014 and 2013 – 635,000,000	7,625	7,457
Accumulated other comprehensive loss	(107)	(48)
Total membership interests	7,518	7,409
Total liabilities and membership interests	$19,062	$18,234

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

	Year Ended December 31,
	2014	2013	2012
	(millions of dollars)

Capital account:
Balance at beginning of period	$7,457	$7,335	$7,212
Net income	450	432	349
Distributions to members	(282)	(310)	(225)
Sale of related-party agreements (net of tax benefit of $‒, $‒ and $1 ) (Note 12)	-	-	(2)
Other	-	-	1
Balance at end of period (number of interests outstanding: 2014, 2013 and 2012 – 635 million)	7,625	7,457	7,335
Accumulated other comprehensive income (loss), net of tax effects:
Balance at beginning of period	(48)	(31)	(31)
Net effects of cash flow hedges (net of tax expense of $1, $1 and $1)	2	2	3
Defined benefit pension plans (net of tax benefit of $33, $11 and $1) (Note 10)	(61)	(19)	(3)
Balance at end of period	(107)	(48)	(31)
Total membership interests at end of period	$7,518	$7,409	$7,304

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

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas.  Revenues from TCEH represented 25%, 27% and 29% of our total operating revenues for the years ended December 31, 2014, 2013 and 2012, respectively.  We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.  Oncor Holdings owns 80.03% of our membership interests, Texas Transmission owns 19.75% of our membership interests and certain members of our management team and board of directors indirectly own the remaining membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

Our consolidated financial statements include our wholly-owned, bankruptcy-remote financing subsidiary, Bondco, a VIE (see Note 13).  This financing subsidiary was organized for the limited purpose of issuing certain transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.  Bondco issued an aggregate $1.3 billion principal amount of transition bonds during 2003 and 2004.  At December 31, 2014, $180 million principal amount of transition bonds (maturing in 2015 and 2016) was outstanding (see Note 7).

Various “ring-fencing” measures have been taken to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and our credit quality.  These measures serve to mitigate our and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that our assets and liabilities or those of Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in connection with a bankruptcy of one or more of those entities, including the EFH Bankruptcy Proceedings discussed below.  Such measures include, among other things: our sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; our board of directors being comprised of a majority of independent directors; and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group.  We do not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa.  Accordingly, our operations are conducted, and our cash flows are managed, independently from the Texas Holdings Group.

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

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.  Adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein.  All intercompany items and transactions have been eliminated in consolidation.  All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Consolidation of Variable Interest Entities

A VIE is an entity with which we have a relationship or arrangement that indicates some level of control over the entity or results in economic risks to us.  We consolidate a VIE if we have: a) the power to direct the significant activities of the VIE and b) the right or obligation to absorb profit and loss from the VIE (primary beneficiary).  See Note 13.

Income Taxes

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

The goodwill impairment test performed in 2014 was based on a qualitative assessment in which we considered macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relative factors.  Goodwill impairment tests performed in 2013 and 2012 were based on determinations of enterprise value using discounted cash flow analyses, comparable company equity values and any relevant transactions indicative of enterprise values (quantitative assessment).  Based on tests results, no impairments were recognized in 2014, 2013 or 2012.

System of Accounts

Our accounting records have been maintained in accordance with the FERC Uniform System of Accounts as adopted by the PUCT.

Defined Benefit Pension Plans and OPEB Plans

We have liabilities under pension plans that offer benefits based on either a traditional defined benefit formula or a cash balance formula and an OPEB plan that offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from the company.  Costs of pension and OPEB plans are dependent upon numerous factors, assumptions and estimates.  In 2012, EFH Corp. made various changes to the EFH Retirement Plan, including splitting off into a new plan all of the assets and liabilities associated with Oncor employees and all retirees and terminated vested participants of EFH Corp. and its subsidiaries (including discontinued businesses).  See Note 10 for additional information regarding pension and OPEB plans.

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

Fair Value of Nonderivative Financial Instruments

The carrying amounts for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments.  The fair values of other financial instruments, for which carrying amounts and fair values have not been presented, are not materially different than their related carrying amounts.  The following discussion of fair value accounting standards applies primarily to our determination of the fair value of assets in the pension and OPEB plans trusts (see Note 10) and long-term debt (see Note 7).

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

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.  See Note 13 for details regarding restricted cash.

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

Allowance for Funds Used During Construction (AFUDC)

AFUDC is a regulatory cost accounting procedure whereby both interest charges on borrowed funds and a return on equity capital used to finance construction are included in the recorded cost of utility plant and equipment being constructed.  AFUDC is capitalized on all projects involving construction periods lasting greater than thirty days.  The equity portion of capitalized AFUDC is accounted for as other income.  We recorded no equity AFUDC in the years ended December 31, 2014 and 2013 and $1 million in the year ended December 31, 2012.  See Note 13 for detail of amounts charged to interest expense.

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

2.    EFH BANKRUPTCY PROCEEDINGS

On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries that are members of the Texas Holdings Group, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the US Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings.  See Note 1 and below for further information regarding the EFH Bankruptcy Proceedings and the proposed change in control of Oncor’s indirect majority owner in connection with such proceedings.

The US Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date.  Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations.  Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of the EFH Petition Date, we estimated that our receivables from the Texas Holdings Group totaled approximately $129 million.  Since that time, we have collected $127 million of the prepetition amount.  We estimate any potential pre-tax loss resulting from the EFH Bankruptcy Proceedings to be immaterial.  As such, a provision for uncollectible accounts from affiliates had not been established as of December 31, 2014.

Proposed Change in Control of Majority Owner

In September 2014, with input and support from several key EFH Corp. stakeholders, the debtors in the EFH Bankruptcy Proceedings filed a motion with the bankruptcy court seeking the entry of an order approving bidding procedures that would result in a change in control of Oncor’s indirect majority owner.  During October 2014, the bankruptcy court held hearings regarding the motion. In November 2014, the bankruptcy court conditionally approved the motion.  In January 2015, the bankruptcy court approved the debtors' bidding procedures motion that sets forth the process by which the debtors are authorized to solicit proposals (i.e., bids) from third parties to acquire (in any form and employing any structure, whether taxable (in whole or in part) or tax-free) an indirect equity ownership interest in Oncor in accordance with the Bankruptcy Code.  These bidding procedures contemplate that the debtors select a stalking horse bid after a two-stage closed bidding process, and, after approval by the bankruptcy court of such stalking horse bid, the debtors conduct a round of open bidding culminating in an auction intended to obtain a higher or otherwise best bid for a transaction. Initial bids are due no later than March 2, 2015.  We cannot predict the outcome of this process, including whether the debtors will receive any acceptable bid or whether the bankruptcy court will approve any such bid or whether any such transaction will (or when it will) ultimately close because any such transaction would be the subject of customary closing conditions, including receipt of all applicable regulatory approvals.

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

See Note 12 for details of our related-party transactions with members of the Texas Holdings Group.

3.    REGULATORY MATTERS

2008 Rate Review

In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (Docket 35717), and new rates were implemented in September 2009.  We and four other parties appealed various portions of the rate review final order to a state district court.  In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  We filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities.  In early August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  The Austin Court of Appeals also reversed the PUCT and district court’s rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.’s ability to offset our taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment.  In late August 2014, we filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which we were not successful, including the consolidated tax savings adjustment.  In December 2014, the Austin Court of Appeals issued its Opinion on Rehearing, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment.  We filed a petition for review with the Texas Supreme Court on February 19, 2015.    If our appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, we estimate that on remand, the impact on earnings of the consolidated tax savings adjustment’s value could range from zero, as originally determined by the PUCT in Docket 35717, to a $130 million loss (after tax).  We do not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to our results of operations or financial condition.

We are involved in various other regulatory proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.

4.    INCOME TAXES

The components of our reported provision (benefit) in lieu of income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012

Reported in operating expenses:
Current:
US federal	$113	$51	$23
State	24	12	21
Deferred:
US federal	146	181	200
State	-	6	-
Amortization of investment tax credits	(3)	(3)	(4)
Total reported in operating expenses	280	247	240
Reported in other income and deductions:
Current:
US federal	(4)	(5)	(14)
State	-	-	-
Deferred federal	2	7	8
Total reported in other income and deductions	(2)	2	(6)
Total provision in lieu of income taxes	$278	$249	$234

Reconciliation of provision in lieu of income taxes computed at the US federal statutory rate to provision in lieu of income taxes:

	Year Ended December 31,
	2014	2013	2012

Income before provision in lieu of income taxes	$728	$681	$583
Provision in lieu of income taxes at the US federal statutory rate of 35%	$255	$238	$204
Amortization of investment tax credits – net of deferred tax effect	(3)	(3)	(4)
Amortization (under regulatory accounting) of statutory tax rate changes	(2)	(2)	(3)
Amortization of Medicare subsidy regulatory asset	14	14	14
Texas margin tax, net of federal tax benefit	16	15	14
Nondeductible losses (gains) on benefit plan investments	(2)	(3)	(2)
Other, including audit settlements	-	(10)	11
Reported provision in lieu of income taxes	$278	$249	$234
Effective rate	38.2%	36.6%	40.1%

The net amounts of $2.559 billion and $2.414 billion reported in the balance sheets at December 31, 2014 and 2013, respectively, as liability in lieu of deferred income taxes include amounts previously recorded as net deferred tax liabilities.  Upon the sale of equity interests to Texas Transmission and Investment LLC in 2008, we became a partnership for US federal income tax purposes, and the temporary differences that gave rise to the deferred taxes will, over time, become taxable to the equity holders.  Under a tax sharing agreement among us and our equity holders (see Note 1), we make payments to the equity holders for income taxes as the partnership earnings become taxable to the equity holders.  Accordingly, as the temporary differences become taxable, we will pay the equity holders.  In the unlikely event such amounts are not paid under the tax sharing agreement, it is probable that they would be reimbursed to rate payers.

Accounting For Uncertainty in Income Taxes

Prior to November 2008, we were a member of the EFH Corp. consolidated tax group.  The examination process of EFH Corp. and its subsidiaries’ federal income tax returns for the years ending prior to January 1, 2008 are complete, but the tax years 2003 through 2006 remain in appeals with the IRS.  Texas franchise and margin tax returns are under examination or still open for examination for tax years beginning after 2006.  Subsequent to November 2008, we are not a member of the EFH Corp. consolidated federal tax group and assess our liability for uncertain tax positions in our partnership returns.

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

The IRS audit for the years 2003 through 2006 was concluded in June 2011.  A significant number of adjustments to the originally filed returns for such years were proposed.  In March 2013, EFH Corp. and the IRS agreed on terms to resolve the disputed adjustments.  In the first quarter of 2013, we reduced the liability for uncertain tax positions by $76 million to reflect the terms of the agreement.  This reduction consisted of a $58 million increase to liability in lieu of deferred income taxes and a reversal of accrued interest and tax totaling $18 million ($12 million after tax), which is reported as a decrease in provision in lieu of income taxes.  In the fourth quarter of 2013, the 2003 through 2006 state tax positions were remeasured, which resulted in a net reversal of accrued interest and tax totaling $3 million.    The cash income tax impact related to the conclusion of the 2003 through 2006 audit is a refund from our members of approximately $9 million that is recorded in liability in lieu of deferred income taxes.

In the first quarter of 2014, several uncertain tax positions were remeasured under US GAAP guidance as a result of new information received from the IRS with respect to the audit of tax years 2007 through 2009.  As a result, we reduced the liability for uncertain tax positions by $18 million.  This reduction consisted of a $16 million increase in liability in lieu of deferred income taxes and a $2 million ($1 million after tax) reversal of accrued interest, which is reported as a decrease in provision in lieu of income taxes.  In September 2014, EFH Corp. signed the final agreed Revenue Agent Report and associated documentation (RAR) for the 2007 tax year and filed a motion seeking approval of the bankruptcy court in the EFH Bankruptcy Proceedings of its signing of the RAR.  With the signing of the RAR in the third quarter of 2014, the remaining $1 million liability for uncertain tax positions with respect to tax year 2007 was released.  The reduction consisted of a $1 million reversal of provision in lieu of income taxes.  Final processing of the agreed RAR continues.  The cash income tax impact related to the conclusion of the 2007 audit is a refund from our members of approximately $44 million that is recorded in liability in lieu of deferred income taxes.

In the fourth quarter of 2014, the Department of Justice filed a claim with the bankruptcy court for open tax years through 2013 that was consistent with the settlement EFH Corp. reached with the IRS for tax years 2003 through 2006.  As a result of this filing, the 2003 through 2006 open tax years for GAAP purposes were settled and the liability for uncertain tax positions was reduced by $35 million.  This reduction consisted of a $33 million increase in liability in lieu of deferred income taxes and a $2 million reduction in provision in lieu of income taxes.

The following table summarizes the changes to the uncertain tax positions reported in other noncurrent liabilities in our consolidated balance sheet during the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012

Balance at January 1, excluding interest and penalties	$54	$144	$126
Additions based on tax positions related to prior years	-	-	18
Reductions based on tax positions related to prior years	(16)	(66)	-
Settlements with taxing authorities	(36)	(24)	-
Balance at December 31, excluding interest and penalties	$2	$54	$144

Of the balances at December 31, 2014 and 2013,  $3 million and $51 million, respectively, represent tax positions for which the uncertainty relates to the timing of recognition for tax purposes.  The disallowance of such positions would not affect the effective tax rate, but would accelerate the payment of cash under the tax sharing agreement to an earlier period.  With respect to tax positions for which the ultimate deductibility is uncertain (permanent items), should EFH Corp. or we sustain such positions on income tax returns previously filed, our liabilities recorded would increase by $1 million resulting in decreased net income and an unfavorable impact on the effective tax rate.

Noncurrent liabilities included no accrued interest related to uncertain tax positions at December 31, 2014 and a total of $2 million in accrued interest related to uncertain tax positions at December 31, 2013.  Amounts recorded related to interest and penalties totaled benefits of $1 million and $15 million in the years ended December 31, 2014 and 2013, respectively, and an expense of $3 million in the year ended December 31, 2012 (all amounts after tax).  The federal income tax benefit on the interest accrued on uncertain tax positions is recorded as liability in lieu of deferred income taxes.

5.    REGULATORY ASSETS AND LIABILITIES

Recognition of regulatory assets and liabilities and the amortization periods over which they are expected to be recovered or refunded through rate regulation reflect the decisions of the PUCT.  Components of our regulatory assets and liabilities are provided in the table below.  Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period at	Carrying Amount At
	December 31, 2014	December 31, 2014	December 31, 2013

Regulatory assets:
Generation-related regulatory assets securitized by transition bonds (a)(e)	1 year	$148	$281
Employee retirement costs	5 years	55	71
Employee retirement costs to be reviewed (b)(c)	To be determined	246	224
Employee retirement liability (a)(c)(d)	To be determined	865	491
Self-insurance reserve (primarily storm recovery costs) ― net	5 years	127	158
Self-insurance reserve to be reviewed ― net (b)(c)	To be determined	242	196
Securities reacquisition costs (pre-industry restructure)	2 years	23	32
Securities reacquisition costs (post-industry restructure) ― net	Lives of related debt	7	5
Recoverable amounts in lieu of deferred income taxes ― net	Life of related asset or liability	14	42
Deferred conventional meter and metering facilities depreciation	Largely 6 years	123	146
Deferred AMS costs	To be determined	113	62
Energy efficiency performance bonus (a)	1 year	22	12
Under-recovered wholesale transmission service expense ― net (a)	1 year	26	37
Other regulatory assets	Various	12	14
Total regulatory assets		2,023	1,771

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	531	385
Investment tax credit and protected excess deferred taxes	Various	18	23
Over-collection of transition bond revenues (a)(e)	1 year	32	35
Energy efficiency programs (a)	Not applicable	13	4
Total regulatory liabilities		594	447
Net regulatory asset		$1,429	$1,324

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Costs incurred since the period covered under the last rate review.
(c)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(d)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(e)

Bondco net regulatory assets of $108 million at December 31, 2014 consisted of $140 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $32 million.  Bondco net regulatory assets of $226 million at December 31, 2013 consisted of $261 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $35 million.

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

In September 2008, the PUCT approved a settlement for us to recover our estimated future investment for advanced metering deployment.  We began billing the AMS surcharge in the January 2009 billing month cycle.  The surcharge is expected to total $1.023 billion over the 11-year recovery period and includes a cost recovery factor of $2.19 per month per residential retail customer and $2.39 to $5.15 per month for non-residential retail customers.  We account for the difference between the surcharge billings for advanced metering facilities and the allowable revenues under the surcharge provisions, which are based on expenditures and an allowed return, as a regulatory asset or liability.  Such differences arise principally as a result of timing of expenditures.  As indicated in the table above, the regulatory asset at December 31, 2014 and 2013 totaled $113 million and $62 million, respectively.

As a result of purchase accounting, in 2007 the carrying value of certain generation-related regulatory assets securitized by transition bonds, which have been reviewed and approved by the PUCT for recovery but without earning a rate of return, was reduced by $213 million.  This amount is being accreted to other income over the recovery period that was remaining at October 10, 2007 (approximately nine years).

See Note 12 for information regarding nuclear decommissioning cost recovery.

6.    BORROWINGS UNDER CREDIT FACILITIES

At December 31, 2014, we had a $2.4 billion secured revolving credit facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances.  The revolving credit facility expires in October 2016, and we have the option of requesting up to two one-year extensions, with such extensions subject to certain conditions and lender approval.  The terms of the revolving credit facility allow us to request an additional increase in our borrowing capacity of $100 million, provided certain conditions are met, including lender approval.

Borrowings under the revolving credit facility are classified as short-term on the balance sheet and are secured equally and ratably with all of our other secured indebtedness by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.

At December 31, 2014, we had outstanding borrowings under the revolving credit facility totaling $711 million with an interest rate of 1.29% and outstanding letters of credit totaling $7 million.  At December 31, 2013, we had outstanding borrowings under the revolving credit facility totaling $745 million with an interest rate of 1.67% and outstanding letters of credit totaling $6 million.

Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  At December 31, 2014, all outstanding borrowings bore interest at LIBOR plus 1.125%.  Amounts borrowed under the facility, once repaid, can be borrowed again from time to time.

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.100% to 0.275% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the revolving credit facility.  Letter of credit fees on the stated amount of letters of credit issued under the revolving credit facility are payable to the lenders quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR.  Customary fronting and administrative fees are also payable to letter of credit fronting banks.  At December 31, 2014, letters of credit bore interest at 1.325%, and a commitment fee (at a rate of 0.125% per annum) was payable on the unfunded commitments under the facility, each based on our current credit ratings.

Subject to the limitations described below, borrowing capacity available under the credit facility at December 31, 2014 and 2013 was $1.682 billion and $1.649 billion, respectively.  Generally, our indentures and revolving credit facility limit the incurrence of other secured indebtedness except for indebtedness secured equally and ratably with the indentures and revolving credit facility and certain permitted exceptions.  As described further in Note 7, the Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust.  At December 31, 2014, the available borrowing capacity of the revolving credit facility could be fully drawn.

The revolving credit facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring additional liens; entering into mergers and consolidations; and sales of substantial assets.  In addition, the revolving credit facility requires that we maintain a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.  For purposes of the ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP).  The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco.  Capitalization is calculated as membership interests determined in accordance with US GAAP plus indebtedness described above.  At December 31, 2014, we were in compliance with this covenant with a debt-to-capitalization ratio of 0.45 to 1.00 and with all other covenants.

7.    LONG-TERM DEBT

At December 31, 2014 and 2013, our long-term debt consisted of the following:

	December 31,
	2014	2013

Oncor (a):
6.375% Fixed Senior Notes due January 15, 2015	$500	$500
5.000% Fixed Senior Notes due September 30, 2017	324	324
6.800% Fixed Senior Notes due September 1, 2018	550	550
2.150% Fixed Senior Notes due June 1, 2019	250	-
5.750% Fixed Senior Notes due September 30, 2020	126	126
4.100% Fixed Senior Notes due June 1, 2022	400	400
7.000% Fixed Debentures due September 1, 2022	800	800
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
4.550% Fixed Senior Notes due December 1, 2041	400	400
5.300% Fixed Senior Notes due June 1, 2042	500	500
Unamortized discount	(19)	(23)
Less amount due currently	(500)	-
Long-term debt, less amounts due currently — Oncor	4,956	5,202

Bondco (b):
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	54	106
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	126	205
Unamortized fair value discount related to transition bonds	-	(1)
Less amount due currently	(139)	(131)
Long-term debt, less amounts due currently — Bondco	41	179
Total long-term debt, less amounts due currently	$4,997	$5,381

__________

(a)Secured by first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.

(b)The transition bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt-Related Activity in 2014

Debt Repayments

Repayments of long-term debt in 2014 totaled $131 million and represent transition bond principal payments at scheduled maturity dates.

Issuance of New Senior Secured Notes

In May 2014, we issued $250 million aggregate principal amount of 2.150% senior secured notes maturing in June 2019 (2019 Notes).  We used the proceeds (net of the initial purchasers’ discount, fees and expenses) of approximately $248 million from the sale of the 2019 Notes to repay borrowings under our revolving credit facility and for other general corporate purposes.  The 2019 Notes are secured by a first priority lien, and are secured equally and ratably with all of our other secured indebtedness.

Interest on the 2019 Notes is payable in cash semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014.  We may at our option redeem the 2019 Notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and, until May 1, 2019, a make-whole premium.  The 2019 Notes also contain customary events of default, including failure to pay principal or interest on the 2019 Notes when due.

The 2019 Notes were issued in a private placement.  In December 2014 we completed an offering with the holders of the 2019 Notes to exchange their respective 2019 Notes for notes that have terms identical in all material respects to the Notes (2019 Exchange Notes), except that the 2019 Exchange Notes do not contain terms with respect to transfer restrictions, registration rights and payment of additional interest for failure to observe certain obligations in a certain registration rights agreement.  The 2019 Exchange Notes were registered on a Form S-4, which was declared effective in November 2014.

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

Interest on the Additional 2041 Notes is payable in cash semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2013.  We may at our option redeem the Additional 2041 Notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and, until June 1, 2041, a make-whole premium.  The notes also contain customary events of default, including failure to pay principal or interest on the notes when due.

The Additional 2041 Notes were issued in a private placement.  In July 2013 we completed an offering with the holders of the Additional 2041 Notes to exchange their respective Additional 2041 Notes for notes that have terms identical in all material respects to the Additional 2041 Notes (Exchange Notes), except that the Exchange Notes do not contain terms with respect to transfer restrictions, registration rights and payment of additional interest for failure to observe certain obligations in a certain registration rights agreement.  The Exchange Notes were registered on a Form S-4, which was declared effective in June 2013.

Deed of Trust

Our secured indebtedness, including the revolving credit facility described in Note 6, is secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At December 31, 2014, the amount of available bond credits was approximately $2.208 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $1.570 billion.

Maturities

Long-term debt maturities at December 31, 2014, are as follows:

Year	Amount

2015	$639
2016	41
2017	324
2018	550
2019	250
Thereafter	3,851
Unamortized discount	(19)
Total	$5,636

Fair Value of Long-Term Debt

At December 31, 2014 and 2013, the estimated fair value of our long-term debt (including current maturities) totaled $6.844 billion and $6.188 billion, respectively, and the carrying amount totaled $5.636 billion and $5.512 billion, respectively.  The fair value is estimated based upon the market value as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

8.    COMMITMENTS AND CONTINGENCIES

EFH Bankruptcy Proceedings

On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries that are members of the Texas Holdings Group, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the US Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  See Notes 2 and 12 for a discussion of the potential impacts on us as a result of the EFH Bankruptcy Proceedings and our related-party transactions involving members of the Texas Holdings Group, respectively.

Leases

At December 31, 2014, our future minimum lease payments under operating leases (with initial or remaining noncancelable lease terms in excess of one year) were as follows:

Year	Amount

2015	$5
2016	4
2017	1
2018	-
2019	-
Thereafter	-
Total future minimum lease payments	$10

Rent charged to operation and maintenance expense totaled $9 million, $10 million and $15 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Efficiency Spending

We are required to annually invest in programs designed to improve customer electricity demand efficiencies to satisfy ongoing regulatory requirements.  The 2015 requirement is $50 million.

Guarantees

We are the lessee under various operating leases that obligate us to guarantee the residual values of the leased assets.  At December 31, 2014, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled $6 million.  These leased assets consist primarily of vehicles used in distribution activities.  The average life of the residual value guarantees under the lease portfolio is approximately 2.5 years.

Legal/Regulatory Proceedings

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.  See Note 3 for additional information regarding contingencies.

Labor Contracts

At December 31, 2014, approximately 19% of our full time employees were represented by a labor union and covered by a collective bargaining agreement with an expiration date of October 25, 2015.

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

9.    MEMBERSHIP INTERESTS

Cash Distributions

On February 25, 2015, our board of directors declared a cash distribution of $100 million, which was paid to our members on February 26, 2015.

During 2014, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount

October 21, 2014	October 22, 2014	$101
July 30, 2014	July 31, 2014	$71
April 30, 2014	May 1, 2014	$57
February 19, 2014	February 20, 2014	$53

During 2013, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount

October 29, 2013	October 31, 2013	$95
July 31, 2013	August 1, 2013	$95
May 1, 2013	May 2, 2013	$70
February 13, 2013	February 15, 2013	$50

Distributions are limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At December 31, 2014, our regulatory capitalization ratio was 58.8% debt and 41.2% equity.  The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  The debt calculation excludes transition bonds issued by Bondco.  Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of purchase accounting (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).  At December 31, 2014, $184 million was available for distribution to our members under the capital structure restriction.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the year ended December 31, 2014.

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2013	$(26)	$(22)	$(48)
Defined benefit pension plans (net of tax)	-	(61)	(61)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	2	-	2
Balance at December 31, 2014	$(24)	$(83)	$(107)

The following table presents the changes to accumulated other comprehensive income (loss) for the year ended December 31, 2013.

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2012	$(28)	$(3)	$(31)
Defined benefit pension plans (net of tax)	-	(19)	(19)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	2	-	2
Balance at December 31, 2013	$(26)	$(22)	$(48)

10.    PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) PLANS

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

We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service.  Amounts deferred are ultimately subject to regulatory approval.  At December 31, 2014 and 2013, we had recorded regulatory assets totaling $1.166 billion and $786 million, respectively, related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income.

In a 2012 agreement described below, we assumed primary responsibility for retirement costs related to certain non-recoverable service.  Any retirement costs associated with non-recoverable service is not recoverable through rates.

Pension Plans

We participate in and have liabilities under the Oncor Retirement Plan and the EFH Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code), and are subject to the provisions of ERISA.  Employees do not contribute to either plan.  These pension plans provide benefits to participants under one of two formulas: (i) a Cash Balance Formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits or (ii) a Traditional Retirement Plan Formula based on years of service and the average earnings of the three years of highest earnings.  The interest component of the Cash Balance Formula is variable and is determined using the yield on 30-year Treasury bonds.  Under the Cash Balance Formula, future increases in earnings will not apply to prior service costs.

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

We also have the Supplemental Retirement Plan for certain employees whose retirement benefits cannot be fully earned under the qualified retirement plan, the information for which is included below.

OPEB Plan

Until July 1, 2014, we participated with EFH Corp. and other subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees (EFH OPEB Plan).  As discussed below, we ceased participation in the EFH OPEB Plan and established our own OPEB plan for our eligible employees and their dependents (Oncor OPEB Plan).  For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree’s age and years of service.

In April 2014, we entered into an agreement with EFH Corp. in which we agreed to transfer to the Oncor OPEB Plan effective July 1, 2014, the assets and liabilities related to our eligible current and future retirees as well as certain eligible retirees of EFH Corp. whose employment included service with both Oncor (or a predecessor regulated electric business) and a non-regulated business of EFH Corp.  Pursuant to the agreement, EFH Corp. will retain its portion of the liability for retiree benefits related to those retirees.  Since the Oncor OPEB Plan offers identical coverages as the EFH OPEB Plan and we and EFH Corp. retain the same responsibility for participants as before, there was no financial impact as a result of the transfer other than from a remeasurement of the Oncor OPEB Plan’s asset values and obligations.  As we are not responsible for EFH Corp.’s portion of the Oncor OPEB Plan’s unfunded liability totaling $101 million as of December 31, 2014, that amount is not reported on our balance sheet.

Pension and OPEB Costs Recognized as Expense

Pension and OPEB amounts provided herein include amounts related only to our portion of the various plans based on actuarial computations and reflect our employee and retiree demographics as described above.  Our net costs related to pension and OPEB plans for the years ended December 31, 2014, 2013 and 2012 were comprised of the following:

	Year Ended December 31,
	2014	2013	2012

Pension costs	$58	$95	$179
OPEB costs	48	37	27
Total benefit costs	106	132	206
Less amounts deferred principally as property or a regulatory asset	(69)	(95)	(169)
Net amounts recognized as expense	$37	$37	$37

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

Detailed Information Regarding Pension and OPEB Benefits

The following pension and OPEB information is based on December 31, 2014, 2013 and 2012 measurement dates:

	Pension Plans			OPEB Plan
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012

Assumptions Used to Determine Net Periodic Pension and OPEB Costs:
Discount rate (a)	4.74%	4.10%	5.00%	4.98%	4.10%	4.95%
Expected return on plan assets	6.47%	6.14%	7.40%	7.05%	6.70%	6.80%
Rate of compensation increase	3.94%	3.94%	3.81%	-	-	-

Components of Net Pension and OPEB Costs:
Service cost	$23	$26	$23	$6	$6	$5
Interest cost	132	122	106	44	36	39
Expected return on assets	(136)	(123)	(109)	(12)	(11)	(12)
Amortization of net transition obligation	-	-	-	-	-	1
Amortization of prior service cost (credit)	-	-	-	(20)	(20)	(20)
Amortization of net loss	39	69	78	30	26	14
Settlement charges	-	1	81	-	-	-
Net periodic pension and OPEB costs	$58	$95	$179	$48	$37	$27

Other Changes in Plan Assets and Benefit Obligations Recognized as Regulatory Assets or in Other Comprehensive Income:
Net loss (gain)	$388	$(139)	$110	$128	$-	$83
Amortization of net loss	(39)	(69)	(78)	(30)	(26)	(14)
Amortization of transition obligation (asset)	-	-	-	-	-	(1)
Amortization of prior service (cost) credit	-	-	-	20	20	20
Settlement charges	-	(1)	(81)	-	-	-
Curtailment	-	-	(5)	-	-	-
Total recognized as regulatory assets or other comprehensive income	349	(209)	(54)	118	(6)	88
Total recognized in net periodic pension and OPEB costs and as regulatory assets or other comprehensive income	$407	$(114)	$125	$166	$31	$115

_______________

(a)As a result of the 2012 amendments discussed above, the discount rate reflected in net pension costs for January through July 2012 was 5.00%, for August through September 2012 was 4.15% and for October through December 2012 was 4.20%.  As a result of the transfer of OPEB plan assets and liabilities from the EFH OPEB Plan to the Oncor OPEB Plan discussed above, the discount rate reflected in OPEB costs for January through June 2014 was 4.98% and for July through December 2014 was 4.39%.

	Pension Plans			OPEB Plan
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012

Assumptions Used to Determine Benefit Obligations at Period End:
Discount rate	3.96%	4.74%	4.10%	4.23%	4.98%	4.10%
Rate of compensation increase	3.29%	3.94%	3.94%	-	-	-

	Pension Plans		OPEB Plan
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$2,857	$3,038	$924	$913
Service cost	23	26	6	6
Interest cost	132	122	44	36
Participant contributions	-	-	15	14
Medicare Part D reimbursement	-	-	-	2
Settlement charges	-	(3)	-	-
Actuarial (gain) loss	515	(183)	128	10
Benefits paid	(148)	(143)	(63)	(57)
Projected benefit obligation at end of year	$3,379	$2,857	$1,054	$924
Accumulated benefit obligation at end of year	$3,260	$2,752	$-	$-

Change in Plan Assets:
Fair value of assets at beginning of year	$2,271	$2,327	$179	$190
Actual return (loss) on assets	263	80	12	21
Employer contributions	68	9	18	11
Settlement charges	-	(2)	-	-
Participant contributions	-	-	15	14
Benefits paid	(148)	(143)	(63)	(57)
Fair value of assets at end of year	$2,454	$2,271	$161	$179

Funded Status:
Projected benefit obligation at end of year	$(3,379)	$(2,857)	$(1,054)	$(924)
Fair value of assets at end of year	2,454	2,271	161	179
Funded status at end of year	$(925)	$(586)	$(893)	$(745)

	Pension Plans		OPEB Plan
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013

Amounts Recognized in the Balance Sheet Consist of:
Liabilities:
Other current liabilities	$(4)	$(3)	$-	$-
Other noncurrent liabilities	(921)	(583)	(893)	(745)
Net liability recognized	$(925)	$(586)	$(893)	$(745)
Regulatory assets:
Net loss	$619	$362	$316	$220
Prior service cost (credit)	-	-	(70)	(91)
Net regulatory asset recognized	$619	$362	$246	$129
Accumulated other comprehensive net loss	$126	$33	$2	$1

The following tables provide information regarding the assumed health care cost trend rates.

	Year Ended December 31,
	2014	2013

Assumed Health Care Cost Trend Rates – Not Medicare Eligible:
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2022	2022

Assumed Health Care Cost Trend Rates – Medicare Eligible:
Health care cost trend rate assumed for next year	6.50%	7.00%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2021
	1-Percentage Point Increase	1-Percentage Point Decrease

Sensitivity Analysis of Assumed Health Care Cost Trend Rates:
Effect on accumulated postretirement obligation	$161	$(129)
Effect on postretirement benefits cost	8	(7)

The following table provides information regarding pension plans with projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of the fair value of plan assets.

	At December 31,
	2014	2013

Pension Plans with PBO and ABO in Excess of Plan Assets:
Projected benefit obligations	$3,379	$2,857
Accumulated benefit obligations	3,260	2,752
Plan assets	2,454	2,271

Pension and OPEB Plans Investment Strategy and Asset Allocations

Our investment objective for the retirement plans is to invest in a suitable mix of assets to meet the future benefit obligations at an acceptable level of risk, while minimizing the volatility of contributions.  Equity securities are held to achieve returns in excess of passive indexes by participating in a wide range of investment opportunities.  International equity and real estate securities are used to further diversify the equity portfolio.  International equity securities may include investments in both developed and emerging international markets.  Fixed income securities include primarily corporate bonds from a diversified range of companies, US Treasuries and agency securities and money market instruments.  Our investment strategy for fixed income investments is to maintain a high grade portfolio of securities, which assists us in managing the volatility and magnitude of plan contributions and expense while maintaining sufficient cash and short-term investments to pay near-term benefits and expenses.

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

The target asset allocation ranges of the pension plans investments by asset category are as follows:

Target Allocation Ranges
Asset Category	Recoverable	Nonrecoverable

US equities	19% - 25%	—
International equities	14% - 20%	—
Fixed income	48% - 65%	100%
Real estate	2% - 7%	—

Our investment objective for the OPEB plan primarily follows the objectives of the pension plans discussed above, while maintaining sufficient cash and short-term investments to pay near-term benefits and expenses.  The actual amounts at December 31, 2014 provided below are consistent with the asset allocation targets.

Fair Value Measurement of Pension Plans Assets

At December 31, 2014 and 2013, pension plans assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2014				At December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$-	$120	$-	$120	$-	$160	$-	$160
Equity securities:
US	233	85	-	318	250	82	-	332
International	281	12	-	293	337	7	-	344
Fixed income securities:
Corporate bonds (a)	-	1,384	-	1,384	-	1,265	-	1,265
US Treasuries	-	143	-	143	-	108	-	108
Other (b)	-	157	-	157	-	55	-	55
Real estate	-	31	8	39	-	-	7	7
Total assets	$514	$1,932	$8	$2,454	$587	$1,677	$7	$2,271

_____________

(a)Substantially all corporate bonds are rated investment grade by a major ratings agency such as Moody’s.

(b)Other consists primarily of municipal bonds, emerging market debt, bank loans and fixed income derivative instruments.

There was no significant change in the fair value of Level 3 assets in the periods presented.

Fair Value Measurement of OPEB Plan Assets

At December 31, 2014 and 2013, OPEB plan assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2014				At December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$2	$3	$-	$5	$-	$6	$-	$6
Equity securities:
US	54	4	-	58	53	5	-	58
International	31	-	-	31	35	-	-	35
Fixed income securities:
Corporate bonds (a)	-	31	-	31	-	34	-	34
US Treasuries	-	1	-	1	-	1	-	1
Other (b)	34	1	-	35	43	2	-	45
Total assets	$121	$40	$-	$161	$131	$48	$-	$179

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

Pension Plans		OPEB Plan
Asset Class	Expected Long-Term Rate of Return	Asset Class	Expected Long-Term Rate of Return

International equity securities	7.50%	401(h) accounts	6.96%
US equity securities	6.80%	Life insurance VEBA	6.45%
Real estate	6.10%	Union VEBA	6.45%
Credit strategies	4.74%	Non-union VEBA	2.90%
Fixed income securities	4.40%	Weighted average	6.65%
Weighted average (a)	5.94%

_____________

(a)The 2015 expected long-term rate of return for the nonregulated portion of the Oncor Retirement Plan is 3.95%.

Significant Concentrations of Risk

The plans’ investments are exposed to risks such as interest rate, capital market and credit risks.  We and EFH Corp. seek to optimize return on investment consistent with levels of liquidity and investment risk which are prudent and reasonable, given prevailing capital market conditions and other factors specific to participating employers.  While we and EFH Corp. recognize the importance of return, investments will be diversified in order to minimize the risk of large losses unless, under the circumstances, it is clearly prudent not to do so.  There are also various restrictions and guidelines in place including limitations on types of investments allowed and portfolio weightings for certain investment securities to assist in the mitigation of the risk of large losses.

Assumed Discount Rate

For the Oncor retirement plans at December 31, 2014, we selected the assumed discount rate using the Aon Hewitt AA-AAA Bond Universe yield curve, which is based on corporate bond yields and at December 31, 2014 consisted of 1,160 corporate bonds with an average rating of AA and AAA using Moody’s, S&P and Fitch ratings.  For the Oncor OPEB Plan and the EFH Retirement Plan at December 31, 2014, we and EFH Corp., respectively, selected the assumed discount rate using the Aon Hewitt AA Above Median yield curve, which is based on corporate bond yields and at December 31, 2014 consisted of 415 corporate bonds with an average rating of AA using Moody’s, S&P and Fitch ratings.

Amortization in 2015

In 2015, amortization of the net actuarial loss and prior service credit for the defined benefit pension plans from regulatory assets and other comprehensive income into net periodic benefit cost is expected to be $63 million and a  less than $1 million credit, respectively.  Amortization of the net actuarial loss and prior service credit for the OPEB plans from regulatory assets into net periodic benefit cost is expected to be $33 million and a $20 million credit, respectively.

Pension and OPEB Plans Cash Contributions

Our contributions to the benefit plans were as follows:

	Year Ended December 31,
	2014	2013	2012

Pension plans contributions	$68	$9	$93
OPEB plan contributions	18	11	11
Total contributions	$86	$20	$104

Our funding for the pension plans and the Oncor OPEB Plan is expected to total $45 million and $31 million, respectively in 2015 and approximately $407 million and $156 million, respectively, in the 2015 to 2019 period.

Future Benefit Payments

Estimated future benefit payments to beneficiaries are as follows:

	2015	2016	2017	2018	2019	2020-24

Pension plans	$159	$165	$170	$176	$182	$990
OPEB plan	$44	$46	$48	$51	$53	$295

Thrift Plan

Our employees are eligible to participate in a qualified savings plan, a participant-directed defined contribution plan intended to qualify under Section 401(a) of the Code, and is subject to the provisions of ERISA.  Under the plan, employees may contribute, through pre-tax salary deferrals and/or after-tax applicable payroll deductions, a portion of their regular salary or wages as permitted under law.  Employer matching contributions are made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the Cash Balance Formula of the Oncor Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the Traditional Retirement Plan Formula of the Oncor Retirement Plan.  Employer matching contributions are made in cash and may be allocated by participants to any of the plan's investment options.

Until January 1, 2015, the thrift plan in which our eligible employees were able to participate was sponsored by EFH Corp. (EFH Thrift Plan).  Our contributions to the EFH Thrift Plan totaled $13 million, $13 million and $12 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Effective January 1, 2015, the accounts of Oncor participants were transferred from the EFH Thrift Plan to an Oncor-sponsored spin-off of the EFH Thrift Plan (Oncor Thrift Plan).  Our matching contributions are the same under the Oncor Thrift Plan as they were under the EFH Thrift Plan at the time of the transfer.  Since the Oncor Thrift Plan offers identical benefits to our employees, transfer to the Oncor Thrift Plan is not expected to have an impact on our results of operations, financial condition or cash flows.

11.   STOCK-BASED COMPENSATION

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

 Additionally, certain executive officers agreed to defer payment of a portion of his/her Exercise Payment into a bankruptcy remote investment trust until the earlier of November 7, 2016 or the occurrence of an event triggering SAR exercisability pursuant to Section 5(c)(ii) of the SARs Plan.  These deferred payments totaled approximately $6 million in the aggregate.  In July 2014, the O&C Committee of our board of directors approved the early distribution of these deferred amounts and the winding up of the trust. As a result, in August 2014 the trust was dissolved and all deferred payments held in the trust were distributed to the respective executive officers, together with a proportionate share of the trust’s aggregate investment earnings.

As described above, as part of the 2012 early exercise of SARs we began accruing interest on dividends declared with respect to the SARs.  Under both SARs plans, dividends that are paid in respect of Oncor membership interests while the SARs were outstanding were credited to the SARs holder’s account as if the SARs were units, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency, a change in control, or the exercise of the SARs.  As a result, in 2012 we recorded compensation expense of approximately $6 million relating to dividend accruals through November 2012.  For accounting purposes, the liability is discounted based on an employee’s or director’s expected retirement date.  We recognized approximately $1 million, $2 million and $1 million in accretion and interest with respect to such dividends in 2014, 2013 and 2012, respectively.

12.   RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions and related matters.  See Note 2 for additional information regarding related-party contingencies resulting from the EFH Bankruptcy Proceedings.

•

We record revenue from TCEH, principally for electricity delivery fees, which totaled $971 million, $967 million and $962 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The fees are based on rates regulated by the PUCT that apply to all REPs.  The balance sheets at December 31, 2014 and 2013 reflect net accounts receivable from affiliates totaling $118 million ($52 million of which was unbilled) and $135 million ($56 million of which was unbilled), respectively, primarily consisting of trade receivables from TCEH related to these electricity delivery fees.

Trade accounts and other receivables from EFH Corp. affiliates – net reported on our balance sheet consisted of the following:

	At December 31,
	2014	2013

Trade accounts and other receivables from affiliates	$123	$141
Trade accounts and other payables to affiliates	(5)	(6)
Trade accounts and other receivables from affiliates – net	$118	$135

•

EFH Corp. subsidiaries charge us for certain administrative services at cost.  Our payments to EFH Corp. subsidiaries for administrative services, which are primarily reported in operation and maintenance expenses, totaled $32 million, $30 million and $32 million for the years ended December 31, 2014, 2013 and 2012, respectively.  We also charge each other for shared facilities at cost.  Our payments to EFH Corp. subsidiaries for shared facilities totaled $4 million, $4 million and $5 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Payments we received from EFH Corp. subsidiaries related to shared facilities, totaled $2 million for each of the years ended December 31, 2014, 2013 and 2012.

•

Through June 30, 2014, we participated in the Energy Future Holdings Health and Welfare Benefit Program, which provided employee benefits to our workforce.  In October 2013, we notified EFH Corp. of our intention to withdraw from the benefit program effective June 30, 2014 and entered into an agreement with EFH Corp. pursuant to which we paid EFH Corp. $1 million in June 2014 to reimburse EFH Corp. for its increased costs under the program as a result of our withdrawal from the program and the additional administrative work required to effectuate our withdrawal from the benefit program and transition to the new benefit program.  In April 2014, we entered into a welfare benefit administration agreement with EFH Corp., pursuant to which EFH Corp. continued to provide us with welfare benefit administration services under our new benefit plans from July 1, 2014 until December 31, 2014.  These amounts are included in the administrative services payments to EFH Corp. subsidiaries reported above.

•

We are not a member of EFH Corp.’s consolidated tax group, but EFH Corp.’s consolidated federal income tax return includes EFH Corp.’s portion of our results due to EFH Corp.’s equity ownership in us.  Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., we are generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return.  For periods prior to the tax sharing agreement (entered into in October 2007 and amended and restated in November 2008), we are responsible for our share of redetermined tax liability for the EFH Corp. consolidated tax group.  EFH Corp. also includes our results in its consolidated Texas margin tax payments, which we account for as income taxes and calculate as if we were filing our own return.  See discussion in Note 1 under “Income Taxes.”  Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members.    In the unlikely event such amounts are not paid under the tax sharing agreement, it is probable that they would be reimbursed to rate payers.

Amounts payable to (receivable from) members related to income taxes under the agreement and reported on our balance sheet consisted of the following:

	At December 31, 2014			At December 31, 2013
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes receivable	$(144)	$(36)	$(180)	$(18)	$(5)	$(23)
Texas margin taxes payable	24	-	24	23	-	23
Net payable (receivable)	$(120)	$(36)	$(156)	$5	$(5)	$-

Cash payments made to (received from) members related to income taxes consisted of the following:

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
	EFH Corp.	Texas Transm.	Total	EFH Corp.	Texas Transm.	Total	EFH Corp.	Texas Transm.	Total

Federal income taxes (a)	$215	$54	$269	$78	$11	$89	$(18)	$(5)	$(23)
Texas margin taxes (b)	22	-	22	12	-	12	21	-	21
Total payments (receipts)	$237	$54	$291	$90	$11	$101	$3	$(5)	$(2)

______________

(a)	Includes $33 million payment made to EFH Corp. in 2013 related to the 1997-2002 IRS appeals settlement.
(b)	Includes $10 million refund received from EFH Corp. in 2013 related to 1997-2001 amended Texas franchise tax returns.

•

Our PUCT-approved tariffs include requirements to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Bondco.  Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods.  Accordingly, at both December 31, 2014 and 2013, TCEH had posted letters of credit each in the amount of $9 million for our benefit.

•

Under Texas regulatory provisions, the trust fund for decommissioning TCEH’s Comanche Peak nuclear generation facility is funded by a delivery fee surcharge we collect from REPs and remit monthly to TCEH.  Delivery fee surcharges totaled $17 million for the year ended December 31, 2014 and $16 million for each of the years ended December 31, 2013 and 2012.  Our sole obligation with regard to nuclear decommissioning is as the collection agent of funds charged to ratepayers for nuclear decommissioning activities.  If, at the time of decommissioning, actual decommissioning costs exceed available trust funds, we would not be obligated to pay any shortfalls but would be required to collect any rates approved by the PUCT to recover any additional decommissioning costs.  Further, if there were to be a surplus when decommissioning is complete, such surplus would be returned to ratepayers under terms prescribed by the PUCT.

•

Prior to August 2012, we recognized interest income from TCEH under an agreement related to our generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Bondco.  This interest income, which served to offset our interest expense on the transition bonds, totaled $16 million for the year ended December 31, 2012.  Also prior to August 2012, we received reimbursement under a note receivable from TCEH for incremental amounts payable related to income taxes as a result of delivery fee surcharges related to the transition bonds.  Amounts received under the note receivable for the year ended December 31, 2012 totaled $20 million.

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

•

In connection with assuming sponsorship of the Oncor Retirement Plan in 2012, we entered into an agreement with EFH Corp. to assume primary responsibility for retirement benefits of a closed group of retired and terminated vested retirement plan participants not related to our regulated utility business.  As the Oncor Retirement Plan received an amount of plan assets equal to the liabilities we assumed for those participants, execution of the agreement did not have a material impact on our reported results of operations or financial condition.  See Note 10 for further information regarding funding for the pension plans.

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

See Notes 4,  9 and 10 for information regarding the tax sharing agreement, distributions to members and our participation in EFH Corp. pension and OPEB plans, respectively.

13.   SUPPLEMENTARY FINANCIAL INFORMATION

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

Our maximum exposure does not exceed our equity investment in Bondco, which was $16 million at both December 31, 2014 and 2013.  We did not provide any financial support to Bondco during the years ended December 31, 2014 and 2013.

Major Customers

Revenues from TCEH represented 25%, 27% and 29% of our total operating revenues for the years ended December 31, 2014, 2013 and 2012, respectively.  Revenues from REP subsidiaries of a nonaffiliated entity, collectively represented 16% of total operating revenues for the year ended December 31, 2014 and 15% of total operating revenues for each of the years ended December 31, 2013 and 2012.  No other customer represented 10% or more of our total operating revenues.

Other Income and Deductions

	Year Ended December 31,
	2014	2013	2012

Other income:
Accretion of fair value adjustment (discount) to regulatory assets due to purchase accounting	$12	$17	$23
Net gain on sale of other properties and investments	1	1	3
Total other income	$13	$18	$26
Other deductions:
Professional fees	$14	$10	$3
SARs exercise (Note 11)	-	2	57
Other	1	3	4
Total other deductions	$15	$15	$64

Interest Expense and Related Charges

	Year Ended December 31,
	2014	2013	2012

Interest expense	$355	$360	$366
Amortization of debt issuance costs and discounts	3	21	18
Allowance for funds used during construction – capitalized interest portion	(5)	(10)	(10)
Total interest expense and related charges	$353	$371	$374

Restricted Cash

Restricted cash amounts reported on our balance sheet consisted of the following:

	At December 31, 2014		At December 31, 2013
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets

Customer collections related to transition bonds used only to service debt and pay expenses	$56	$-	$52	$-
Reserve for fees associated with transition bonds	-	10	-	10
Reserve for shortfalls of transition bond charges	-	6	-	6
Total restricted cash	$56	$16	$52	$16

Trade Accounts Receivable

Trade accounts receivable reported on our balance sheet consisted of the following:

	At December 31,
	2014	2013

Gross trade accounts receivable	$531	$527
Trade accounts receivable from TCEH	(121)	(139)
Allowance for uncollectible accounts	(3)	(3)
Trade accounts receivable from nonaffiliates – net	$407	$385

Gross trade accounts receivable at December 31, 2014 and 2013 included unbilled revenues of $182 million and $180 million, respectively.  At both December 31, 2014 and 2013, REP subsidiaries of a nonaffiliated entity collectively represented approximately 12% of the nonaffiliated trade accounts receivable amount.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.  Due to commitments made to the PUCT in 2007, we are not allowed to recover bad debt expense, or certain other costs and expenses, from ratepayers in the event of a default or bankruptcy by an affiliate REP.

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At December 31,
	2014	2013

Assets related to employee benefit plans, including employee savings programs	$94	$88
Land	3	3
Total investments and other property	$97	$91

The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans.  At December 31, 2014 and 2013, the face amount of these policies totaled $167 million and $159 million, respectively, and the net cash surrender values (determined using a Level 2 valuation technique) totaled $76 million and $71 million, respectively.  Changes in cash surrender value are netted against premiums paid.  Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/	At December 31,
	Avg. Life at December 31, 2014	2014	2013

Assets in service:
Distribution	4.1% / 24.6 years	$10,423	$10,055
Transmission	2.8% / 35.7 years	6,861	6,133
Other assets	9.2% / 10.9 years	954	868
Total		18,238	17,056
Less accumulated depreciation		6,125	5,725
Net of accumulated depreciation		12,113	11,331
Construction work in progress		335	556
Held for future use		15	15
Property, plant and equipment – net		$12,463	$11,902

Depreciation expense as a percent of average depreciable property approximated 3.6%,  3.7% and 3.9% for the years ended December 31, 2014, 2013 and 2012, respectively.

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet consisted of the following:

	At December 31, 2014			At December 31, 2013
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization included in property, plant and equipment:
Land easements	$463	$86	$377	$440	$82	$358
Capitalized software	433	242	191	385	189	196
Total	$896	$328	$568	$825	$271	$554

Aggregate amortization expense for intangible assets totaled $58 million,  $53 million and $53 million for each of the years ended December 31, 2014, 2013 and 2012, respectively.  At December 31, 2014, the weighted average remaining useful lives of capitalized land easements and software were 85 years and 3 years, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense

2015	$62
2016	59
2017	51
2018	45
2019	42

At both December 31, 2014 and 2013, goodwill totaling $4.1 billion was reported on our balance sheet.  None of this goodwill is being deducted for tax purposes.  See Note 1 regarding goodwill impairment assessment and testing.

Other Noncurrent Liabilities and Deferred Credits

Other noncurrent liabilities and deferred credits reported on our balance sheet consisted of the following:

	At December 31,
	2014	2013

Retirement plans and other employee benefits	$1,894	$1,399
Uncertain tax positions (including accrued interest)	2	56
Amount payable related to income taxes	17	17
Investment tax credits	17	20
Other	59	62
Total other noncurrent liabilities and deferred credits	$1,989	$1,554

Supplemental Cash Flow Information

	Year Ended December 31,
	2014	2013	2012

Cash payments (receipts) related to:
Interest	$356	$361	$378
Capitalized interest	(5)	(10)	(10)
Interest (net of amounts capitalized)	$351	$351	$368
Amount in lieu of income taxes:
Federal	$269	$89	$(23)
State	22	12	21
Total amount in lieu of income taxes	$291	$101	$(2)
SARs exercise	-	4	64
Noncash construction expenditures (a)	82	84	103

______________

(a)Represents end-of-period accruals.

Quarterly Information (unaudited)

Results of operations by quarter for the years ended December 31, 2014 and 2013 are summarized below.  In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made.  Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors.

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenues	$917	$912	$1,054	$939
Operating income	191	183	247	179
Net income	104	94	158	94

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenues	$817	$857	$966	$912
Operating income	180	189	239	190
Net income	87	96	146	103

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at December 31, 2014.  Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.  There has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The management of Oncor Electric Delivery Company LLC performed an evaluation as of December 31, 2014 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control - Integrated Framework (2013). Based on the review performed, management believes that as of December 31, 2014 Oncor Electric Delivery Company LLC's internal control over financial reporting was effective.

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

February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Dallas, Texas

We have audited the internal control over financial reporting of Oncor Electric Delivery Company LLC and subsidiary (the “Company”) as of December 31, 2014 based on criteria established in Internal Control – Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s ring-fencing measures.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 26, 2015

Item 9B.OTHER INFORMATION

On February 25, 2015, our board of directors approved an amendment to the Oncor Salary Deferral Program (Salary Deferral Program) that allows Oncor, at the direction of the Organization & Compensation Committee of our board of directors (O&C Committee), to make additional discretionary contributions into a Salary Deferral Program participant’s account.  The amendment provides that the amount and vesting parameters of any such discretionary contribution shall be determined by the O&C Committee. For a description of the Salary Deferral Program, refer to “Executive Compensation – Compensation Discussion and Analysis – Deferred Compensation and Retirement Plans – Salary Deferral Program.”  The foregoing description of the amendment is qualified in its entirety by reference to the complete terms of the amendment, which is filed as an exhibit to this Annual Report on Form 10-K and incorporated by reference herein.  In connection with the Salary Deferral Program amendment, the O&C Committee approved a discretionary contribution, effective February 25, 2015, into the Salary Deferral Program account of Robert S. Shapard, our Chairman of the Board and Chief Executive, in order to correct a company administrative error that resulted in Mr. Shapard not being enrolled in the thrift plan for approximately two years, from 2007-2009.  To compensate for this administrative error, the O&C Committee approved our payment of a discretionary contribution to Mr. Shapard’s Salary Deferral Program account in the amount of $93,060. The contribution is fully vested in his account as of the date made, and the contribution is eligible for distribution to Mr. Shapard upon his retirement, as defined under the Salary Deferral Program.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of our directors and information about them, as furnished by the directors themselves, are set forth below:

Name	Age	Business Experience and Qualifications
Thomas M. Dunning (3)	72

Thomas M. Dunning has served as our Director since October 2007 and in July 2010 was elected Lead Independent Director by our board of directors.  Since his retirement in 2008 as Chairman of Lockton Dunning Benefits, a company specializing in the design and servicing of employee benefits, he has served as Chairman Emeritus.  Mr. Dunning also served as Chairman and Chief Executive Officer of Lockton Dunning Benefit Company, its predecessor company, from 1998 to 2007 following the 1998 acquisition of Dunning Benefits Corporation by the Lockton Group of Companies.  Mr. Dunning currently serves on the boards of directors of American Beacon Funds, Baylor Health Care System Foundation, Oncor Holdings, and a number of non-profit organizations.  He is also a former Chairman of Dallas Fort Worth International Airport board and a former director of the Southwestern Medical Foundation.

We believe Mr. Dunning’s experience with employee benefit programs and his understanding of employee benefits as part of an overall employee compensation program is important to Oncor in his roles as a director and member of the Organization and Compensation Committee (O&C Committee).  As member and former chair of the O&C Committee, overseeing the design and effectiveness of Oncor’s executive compensation programs, Mr. Dunning offers broad experience in understanding and addressing compensation-related issues and challenges.  His past appointments by Texas Governors as Chairman of the Texas Water Development Board and a director on the boards of the Texas Department of Transportation, Texas Department of Human Services and Texas Department of Criminal Justice, as well as his past service as Chairman of the Dallas/Fort Worth International Airport board, add to the extensive experience and leadership skills Mr. Dunning provides to our board.  His experience and familiarity with Texas government, combined with 49 years of experience in business and strong record of civic involvement in Texas, are valuable to our Texas-based business.

Robert A. Estrada (1)	68

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

Rhys Evenden (1)	41

Rhys Evenden has served as a member of our board of directors since October 2014. Since January 2014 he has served as a Senior Vice President of GIC Special Investments Pte Ltd (GICSI). In that role he heads the North American infrastructure team, which is responsible for acquisitions and asset management for a portfolio of power, utility, midstream and transportation assets. Prior to joining GICSI, he served as a Principal of QIC Global Infrastructure from December 2011 until August 2012. From March 2007 until December 2011, he served as a Senior Vice President in GICSI’s infrastructure group. Mr. Evenden joined GICSI from BAA Limited, where he served as Head of Business Development for outside terminal businesses across BAA Limited’s airports. Mr. Evenden currently serves on the board of directors of Starwest Generation, an independent power producer with operations in Arizona, California and Nevada. He previously served on the boards of directors of Yorkshire Water Services, a United Kingdom water utility company, and its parent company, Kelda Group. He has also served as an alternate director on the board of Thames Water and CampusParc LLC.

Mr. Evenden was appointed as a member of our board of directors by Texas Transmission pursuant to Texas Transmission’s right under our Limited Liability Company Agreement to designate two directors.  We believe Mr. Evenden’s extensive business, financial and management experience qualifies him to serve on our board of directors. In addition, his extensive knowledge and experience in infrastructure matters brings great value to our board of directors and our company.

Thomas D. Ferguson (2)	61

Thomas D. Ferguson has served as our Director since January 2011. Mr. Ferguson currently serves as a Managing Director of Goldman, Sachs & Co., having joined the firm in 2002. Mr. Ferguson heads the asset management efforts for the merchant bank’s U.S. real estate investment activity. Mr. Ferguson serves on the board of EFH Corp. and is on the board of managers of EFIH, and also serves on the boards of Caribbean Fund 2005 and National Golf Properties. Mr. Ferguson formerly held board seats at American Golf, one of the largest golf course management companies in the world, Agricultural Company of America Partners, LP, an owner and manager of agriculture real estate, Nor1, a provider of revenue enhancement solutions to the travel industry, Associated British Ports, the largest port company in the UK, Red de Carreteras, a toll road concessionaire in Mexico and Carrix, one of the largest private container terminal operators in the world.

Mr. Ferguson was appointed by the Sponsor Group as a member of our board of directors pursuant to the Sponsor Group’s right in the Limited Liability Company Agreement to designate two directors. His extensive experience with corporate finance and in owning and managing privately held enterprises qualifies Mr. Ferguson for serving on our board of directors.

Printice L. Gary (1)	68

Printice L. Gary has served as our director since February 2014.  Mr. Gary is the founding partner of, and since its founding in 1991 has served as the chief executive officer of, Carleton Residential Properties, a real estate firm engaged in investing, developing, general contracting and asset management of properties throughout Texas and the Southwest.  His prior business experience includes serving as a Texas division partner for multi-family development with Trammel Crow Residential from 1985-1991 and serving as the president of Centex Corporation’s homebuilding and mortgage banking subsidiary, Fox & Jacobs Homes, from 1978-1985.  Mr. Gary also currently serves on the board of directors of the National Equity Fund, Inc., a Chicago-based nonprofit tax credit syndicator and asset manager that has sourced and invested over $10 billion in affordable housing production across the nation, and the board of directors of Oncor Holdings.  Mr. Gary has served on the governing bodies of various state entities pursuant to appointments by the Governor(s) of Texas, including the board of directors of the University of Texas Investment Management Company, a $27 billion endowment fund, from 2009 until 2013, the University of Texas System Board of Regents from 2007 until 2013, where he was chairman of the facilities planning and construction committee, the University of Texas System Board for Lease of University Lands from 2008 to 2013, the Texas State Tax Reform Commission in 2003, and the North Texas Tollway Authority board of directors from 1996 to 2000.

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

William T. Hill, Jr. (2)	72

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

We believe Mr. Hill’s 48 years of experience with legal and compliance matters, along with his management of a large group of highly skilled professionals, have given him considerable knowledge concerning many matters that come before our board of directors. In addition, as District Attorney he developed judgment and decision-making abilities that assist him today in evaluating and making decisions on issues that face our board of directors. Mr. Hill has also served on several civic and charitable boards over the past 38 years, which has given him invaluable experience in corporate governance matters.

Timothy A. Mack (2)	62

Timothy A. Mack has served as our director since February 2014.  Mr. Mack has been a member of the Dallas, Texas law firm, Mack Matheson & Marchesoni PLLC, since March 2009.  Prior thereto, Mr. Mack was a partner at an international law firm, Hunton & Williams LLP, and its predecessor firm in Dallas, Texas, where he had practiced law since 1980.  Mr. Mack’s law practice focuses on energy-related matters, particularly finance, securities, corporate and partnership law, corporate governance and mergers and acquisitions.  Mr. Mack is a member of the board of directors of Oncor Holdings and various local non-profit organizations.

We believe Mr. Mack’s experience of over 30 years in advising energy companies in finance, securities, corporate governance and merger and acquisition matters, as well as his prior experience in participating in the management of a large international law firm, brings to the Board additional knowledge and valuable first-hand experience with the duties of directors.

Robert S. Shapard	59

Robert S. Shapard has served as the Chairman of our Board of Directors and Chief Executive since April 2007.  Mr. Shapard joined EFH Corp.’s predecessor in October 2005 as a strategic advisor, helping implement and execute growth and development strategies for Oncor. Between March and October 2005, he served as Chief Financial Officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was Executive Vice President and Chief Financial Officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005. Before joining Exelon, he was executive vice president and chief financial officer of Ultramar Diamond Shamrock, a North American refining and marketing company, since 2000. Previously, from 1998 to 2000, Mr. Shapard was CEO and managing director of TXU Australia Pty. Ltd., a subsidiary of the former TXU Corp., which owned and operated electric generation, wholesale trading, retail, and electric and gas regulated utility businesses.  Mr. Shapard has served since September 2013 as a member of the board of directors, chair of the finance committee and a member of the audit committee of Leidos Holdings, Inc. (formerly SAIC, Inc.), a New York Stock Exchange-listed provider of scientific, engineering and systems integration service.  Mr. Shapard is also a director of Oncor Holdings and a manager of Bondco. He also serves as chairman of the board of directors of Gridwise® Alliance, the nation’s foremost smart grid organization.

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

Richard W. Wortham III (2) (3)	76

Richard W. Wortham III has served as our Director since October 2007. Since 1976 he has served as Trustee of The Wortham Foundation, Inc., a private philanthropic foundation with assets of approximately $260 million dedicated to the support and development of Houston’s cultural fabric. Mr. Wortham has held various offices at The Wortham Foundation, Inc., currently serving as the Chairman, a position he has held since November 2014, and previously serving as the President from 2011 until November 2014, the Secretary and Treasurer from 2008 until 2011 and the Chairman and Chief Executive Officer from 2005 until 2008. Mr. Wortham also serves as a Trustee and member of the audit committee of HC Capital Trust, a $14 billion family of mutual funds, a member of the board of governors of the Center for Curatorial Studies at Bard College and a Life Trustee of The Museum of Fine Arts, Houston. Mr. Wortham is also a director of Oncor Holdings. Additionally, Mr. Wortham has held a leadership role in several companies, including a founding role in several national banks.

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

Steven J. Zucchet (2) (3)	49

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

Director Appointments

Pursuant to our Limited Liability Company Agreement, the Sponsor Group (through Oncor Holdings) has a right to designate two individuals to serve on our board of directors.  Mr. Ferguson, a managing director of Goldman, Sachs & Co., is a manager of the sole general partner of Texas Holdings and was designated to serve on our board of directors by the Sponsor Group.  Until January 22, 2015, Jeffrey Liaw served as a member of our board of directors. Mr. Liaw was designated to serve on our board of directors by the Sponsor Group. He is a former principal of TPG and manager of the sole general partner of Texas Holdings. Mr. Liaw submitted his resignation from our board of directors to the Company on January 22, 2015 and the Sponsor Group has not yet designated his replacement.   Our Limited Liability Company Agreement also grants Texas Transmission the right to designate two individuals to serve on our board of directors.  Rhys Evenden, an officer of GICSI and Steven J. Zucchet, an officer of Borealis, were each designated to serve on our board of directors by Texas Transmission.  Both GICSI and Borealis are affiliates of Texas Transmission.  Directors appointed by the Sponsor Group and Texas Transmission are referred to as member directors.

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

Audit Committee

The Audit Committee is a separately-designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  Our Audit Committee is composed of Messrs. Estrada, Evenden and Gary.  Each of Messrs. Estrada and Gary is an “audit committee financial expert” as defined in Item 407(d)(5) of SEC Regulation S-K.  Messrs. Estrada and Gary are independent directors under the standards set forth in our Limited Liability Company Agreement.  Mr. Evenden is a member director, appointed by Texas Transmission.

Executive Officers

The names of our executive officers and information about them, as furnished by the executive officers themselves, are set forth below:

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
Robert S. Shapard	59	Chairman of the Board and Chief Executive

Robert S. Shapard has served as the Chairman of our Board of Directors and Chief Executive since April 2007. Mr. Shapard joined EFH Corp.’s predecessor in October 2005 as a strategic advisor, helping implement and execute growth and development strategies for Oncor. Between March and October 2005, he served as Chief Financial Officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was Executive Vice President and Chief Financial Officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005. Before joining Exelon, he was executive vice president and chief financial officer of Ultramar Diamond Shamrock, a North American refining and marketing company, since 2000. Previously, from 1998 to 2000, Mr. Shapard was CEO and managing director of TXU Australia Pty. Ltd., a subsidiary of the former TXU Corp., which owned and operated electric generation, wholesale trading, retail, and electric and gas regulated utility businesses.  Mr. Shapard has served since September 2013 as a member of the board of directors, chair of the finance committee and member of the audit committee of Leidos Holdings, Inc. (formerly SAIC, Inc.), a New York Stock Exchange-listed provider of scientific, engineering and systems integration service.  Mr. Shapard is also a director of Oncor Holdings and a manager of Bondco. He also serves as chairman of the board of directors of Gridwise® Alliance, the nation’s foremost smart grid organization.

Walter Mark Carpenter	62	Senior Vice President, T&D Operations

Walter Mark Carpenter has served as our Senior Vice President, T&D Operations since October 2011, and in such role is responsible for overseeing transmission grid management operations and Oncor’s interface with ERCOT. He also oversees the system’s distribution operation centers, as well as Oncor’s outage management system, the deployment of the advanced meter system and its integration into operations. From February 2010 until October 2011 he served as our Vice President and Chief Technology Officer, and from 2008 until February 2010 he served as our Vice President and Chief Information Officer. Mr. Carpenter has served EFH Corp’s predecessor and Oncor for 40 years and has held various field management and engineering management positions in transmission and distribution. Mr. Carpenter is a registered Professional Engineer in the State of Texas and is a member of the Institute of Electrical and Electronic Engineers (IEEE) Power System Relaying Committee and the Texas Society of Professional Engineers.

Don J. Clevenger	44	Senior Vice President, Strategic Planning

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

David M. Davis	57	Senior Vice President and Chief Financial Officer

David M. Davis has served as our Senior Vice President and Chief Financial Officer since February 2010. From July 2006 until February 2010, he served as Vice President and Chief Financial Officer. He joined Oncor in 2004 and has held a leadership position in the finance and financial planning function since that time. From 1991 to 2004, Mr. Davis served in various positions at EFH Corp.’s predecessor including roles in accounting, information technology and financial planning. Mr. Davis is a certified public accountant. Mr. Davis is also a manager of Bondco.

Deborah L. Dennis	60	Senior Vice President, Human Resources & Corporate Affairs

Deborah L. Dennis has served as our Senior Vice President, Human Resources & Corporate Affairs since January 2013. Ms. Dennis has been employed with Oncor and its predecessors and affiliates for 36 years in a number of corporate and customer service functions, including 13 years as a Vice President, most recently serving as Vice President of Corporate Affairs from 2011 to December 2012, and Vice President - Dallas Customer Operations from 2007 to 2011. Ms. Dennis has extensive experience in human resources, customer service, supply chain, outsourcing management and corporate philanthropy.

James A. Greer	54	Senior Vice President and Chief Operating Officer

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

Michael E. Guyton	56	Senior Vice President and Chief Customer Officer

Michael E. Guyton has served as our Senior Vice President since January 2013 and, as of July 2013, also our Chief Customer Officer.  In his role as Senior Vice President and Chief Customer Officer, Mr. Guyton oversees activities including customer operations and service, community relations and economic development initiatives.  Mr. Guyton has extensive experience in customer operations, having served in various customer operations positions with Oncor and its predecessors and affiliates for 37 years, including 13 years as a Vice President. Prior to assuming his current role, Mr. Guyton served as our Vice President of Customer Operations with responsibility for customer operations in the city of Fort Worth and Tarrant County since July 2006.  Mr. Guyton also currently serves as chairman of the board of directors of Texas Health Harris Methodist Hospital in Ft. Worth.

E. Allen Nye, Jr.	47	Senior Vice President, General Counsel & Secretary

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

Code of Conduct

We maintain certain corporate governance documents on our website at www.oncor.com.  Our Code of Conduct can be accessed by selecting “Corporate Governance” under the “Investors” tab on the website.  Our Code of Conduct applies to all of our employees and officers, including our Chief Executive, Chief Operating Officer, Chief Financial Officer and Controller, and it also applies to members of our board of directors, except for provisions pertinent only to employees.  Any amendments to our Code of Conduct will be posted on our website promptly. Printed copies of the corporate governance documents that are posted on our website are available to any person without charge upon written request to the Corporate Secretary of Oncor Electric Delivery Company LLC at 1616 Woodall Rodgers Freeway, Dallas, Texas 75202-1234.

Item 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Our board of directors has designated an Organization and Compensation Committee of the board of directors (O&C Committee) to establish and assess our executive compensation policies, which include participation in various employee benefit programs.  The O&C Committee met five times in 2014.

The responsibilities of the O&C Committee include:

•

Determining and overseeing executive compensation programs, including making recommendations to our board of directors, when and if its approval is required, with respect to the adoption, amendment or termination of incentive compensation, equity-based and other executive compensation and benefit plans, policies and practices;

•

Establishing, reviewing and approving corporate goals and objectives relevant to executive compensation,  evaluating the performance of our Chief Executive (CEO) and other executive officers in light of those goals and objectives and ultimately approving executive compensation based on those evaluations, and

•	Advising our board of directors with respect to compensation of its independent directors.

The O&C Committee conducts reviews of the level of individual compensation elements as well as total direct compensation for our executive officers, including the executive officers named in the Summary Compensation Table below (collectively with the CEO, the Named Executive Officers, and each, a Named Executive Officer) from time to time as it deems appropriate. The O&C Committee conducted such compensation reviews in 2014. In determining the total direct compensation of our executive officers, the O&C Committee considers the performance of the executives and a competitive market and peer group analysis of executive compensation provided by compensation consultants engaged by the O&C Committee.  The O&C Committee obtains the input of the CEO on the performance of executive officers reporting to the CEO.  The CEO assesses the performance of each executive reporting to him in light of the executive’s business unit and function and presents a performance evaluation and compensation recommendation for each of these individuals to the O&C Committee. The CEO also reviews and considers the competitive market analysis in making his recommendation.  The O&C Committee also evaluates the CEO’s performance.  The O&C Committee determines total compensation, including base salary, annual incentive awards and long-term incentive awards, for each of our executive officers as it deems appropriate.

In the first quarter of each fiscal year, the O&C Committee approves corporate goals and objectives under the annual incentive program and long term incentive program for our executive officers for the current fiscal year, as well as the annual incentive payouts relating to the previous fiscal year’s performance.  Following the completion of each fiscal year, in connection with the annual determination of the incentive awards to be paid to our executive officers reporting to the CEO, the CEO conducts an annual performance review of each such executive officer and evaluates each executive’s performance relative to the corporate goals and objectives for the completed fiscal year set by the O&C Committee.  The CEO then makes recommendations to the O&C Committee with respect to other executive officers’ annual incentive compensation.  The O&C Committee also annually evaluates the CEO’s performance in light of the goals and objectives for the previous fiscal year.   After considering this evaluation, as well as the CEO’s recommendations, the O&C Committee determines the annual incentive award payouts for the executive officers, including the Named Executive Officers, as well as goals and objectives under the annual incentive programs for the current fiscal year.

Compensation Philosophy

Our compensation philosophy, principles and practices are intended to compensate executives appropriately for their contribution to the attainment of key strategic objectives, and to strongly align the interests of executives and equity holders through equity-based plans and performance goals.  We believe that:

•

Levels of executive compensation should be based upon an evaluation of the performance of our business (through operational metrics including safety, reliability, operational efficiency and infrastructure readiness and financial performance) and individual executives, as well as a comparison to compensation levels of persons with comparable responsibilities in business enterprises of similar size, scale, complexity, risk and performance;

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
•

Basing incentive compensation in part on the satisfaction of company operational metrics (including safety, reliability, operational efficiency and infrastructure readiness) with the goal of motivating performance towards improving the services we provide our customers, and

•

Creating value for our equity holders and promoting the long-term performance of the company by strengthening the correlation between the long-term interests of our executives and the interests of our ultimate equity holders.

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

•

Deferred compensation and retirement plans through (a) the opportunity to participate in a 401(k) savings plan (thrift plan) and a salary deferral program (Salary Deferral Program) and receive certain company matching contributions, (b) the opportunity to participate in a defined benefit retirement plan and a supplemental retirement plan, and (c) an employer-paid subsidy for health coverage upon the executive’s retirement from Oncor for executives hired prior to January 1, 2002;

•

Perquisites and other benefits, including, for executives elected prior to January 1, 2004, the opportunity to participate in the Oncor Split-Dollar Life Insurance Program (Split Dollar Life Insurance Plan); and

•	Contingent payments through an executive change of control policy and an executive severance plan.

For more information about each of the incentive and other benefit plans available to our executive officers see the compensation tables and the accompanying narratives immediately following “– Compensation Discussion and Analysis.”

Compensation Consultants

In June 2014, the O&C Committee engaged Towers Watson, a compensation consultant, to advise and report to the O&C Committee on executive compensation related to, and the provisions of, executive severance, change in control and retention practices in the marketplace. In October 2014, the O&C Committee also engaged PricewaterhouseCoopers LLP, a compensation consultant, to advise and report directly to the O&C Committee on other executive compensation issues, including a competitive market analyses of our executive compensation and independent directors’ compensation.    Oncor purchases non-executive compensation surveys from Towers Watson.  Towers Watson has also previously provided, and may in the future provide human resources consulting services to Oncor, although no such services were provided in 2014.  PricewaterhouseCoopers also provides consulting and related services to Oncor with respect to human resources, tax and internal audit matters.

Market Data

While we try to ensure that the greater part of an executive officer’s compensation is directly linked to the executive’s individual performance and Oncor’s financial and operational performance, we also seek to set our executive compensation program in a manner that is competitive with that of our peer group and industry compensation survey data in order to promote retention of key personnel and to attract high-performing executives from outside our company.  In the second and third quarters of 2014, the O&C Committee assessed executive severance, change in control policies and retention incentives for our executives against a Towers Watson analysis of our practices as compared to the general electric utility industry, which also included a narrower executive compensation peer group used by Towers Watson in previous executive compensation analyses provided to the O&C Committee. This peer group consisted of the following transmission/distribution industry companies and fully integrated utilities:

American Electric Power Co., Inc. CenterPoint Energy, Inc.	El Paso Electric Co. IdaCorp, Inc.	OGE Energy Corp. Pepco Holdings Inc.
Cleco Corp.	ITC Holdings Corp.	Portland General Electric Co.
Consolidated Edison, Inc.	Northeast Utilities	TECO Energy, Inc.

We include both transmission/distribution utility companies as well as fully integrated utility companies in our peer group because we compete with both for qualified executive personnel.

In the fourth quarter of 2014, the O&C Committee assessed total compensation of our executives against a number of companies in the transmission/distribution industry and fully integrated utilities using both survey data and peer group comparisons.  For purposes of the 2014 assessment, PricewaterhouseCoopers completed a competitive market analysis of executive compensation for the O&C Committee in October 2014. This analysis involved a review of U.S. energy utility industry compensation survey data using our projected 2014 annual revenues.   The survey data was compared to our executive compensation elements targeted at both the 50th and 75th percentiles with respect to base salary, target cash annual incentives, and long-term incentives, and the resulting target total cash compensation (base salary and target cash annual incentives) and total direct compensation (base salary, target cash annual incentives and long-term incentives). The survey data was aged from the reporting date to January 1, 2015, using an annual rate of 3%, which was the projected average 2014 merit increase for executives based on the World at Work 2014 Salary Budget Survey.

In addition to the market data for utilities in the national marketplace, PricewaterhouseCoopers also provided publicly available data for a subset of these utilities, a peer group of transmission/distribution utility companies as well as fully integrated utility companies. That peer group included the 12 companies included in the Towers Watson study discussed above, as well as two additional companies, Alliant Energy and Pinnacle West Capital Corp., which were added to the peer group as they are electric utility industry companies of similar size to Oncor.  Oncor’s size, based on revenues, is at the 50th percentile of this peer group. PricewaterhouseCoopers provided information on total target direct compensation, base salary, annual incentive targets and long-term incentives with respect to the five highest paid executives at each of those companies, along with comparisons of each such executive to the comparable Oncor executive using regression analysis based on Oncor’s revenue size.

The O&C Committee considered both peer group data and the competitive market survey data, along with individual performance and responsibilities, when determining total direct executive compensation, as well as each element of total direct compensation (base salary, annual incentives and long-term incentives).  The O&C Committee targeted total direct compensation, including target payouts under annual and long-term incentive awards, at approximately the 50th percentile of the competitive market survey group.  The 2014 competitive market analysis indicated that aggregate target total direct compensation of our executives was generally below the 50th percentile of the competitive market survey group. As a result of its review of the PricewaterhouseCoopers studies and individual performance and responsibilities, effective November 26, 2014, the O&C Committee increased the base salaries of all Named Executive Officers, including our CEO.

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

As part of its review of total direct compensation for our executive officers, the O&C Committee reviews and determines executive officers’ base salaries periodically as it deems appropriate.  The periodic review includes the O&C Committee’s review of the most recent analysis of our executive compensation against competitive market data and comparison to our peer group.  Our CEO also reviews this analysis, along with the performance and level of responsibility of each executive officer reporting to him, and makes recommendations to the O&C Committee regarding any salary changes for such executive officers.  The O&C Committee may also approve salary increases as a result of an executive’s promotion or a significant change in an executive’s responsibilities.

In October 2014, the O&C Committee engaged PricewaterhouseCoopers to, among other things,  prepare a competitive market analysis of our executive compensation. As discussed above, the 2014 competitive market analysis indicated that aggregate target total direct compensation of our executives was generally below the 50th percentile of the competitive market survey group.  As a result of this study and after considering individual performance and responsibilities, the O&C Committee increased the base salary of each of our Named Executive Officers, effective November 26, 2014, to bring those salaries closer to the 50th percentile of the competitive market for their respective offices.

Annual Base Salary for Named Executive Officers

The annual base salaries of Named Executive Officers at December 31, 2014 were as follows:

Name	Title	At December 31, 2014(1)
Robert S. Shapard	Chairman of the Board and Chief Executive Officer	$803,000
David M. Davis	Senior Vice President and Chief Financial Officer	$428,000
Don J. Clevenger	Senior Vice President, Strategic Planning	$412,000
James A. Greer	Senior Vice President and Chief Operating Officer	$428,000
E. Allen Nye, Jr.	Senior Vice President, General Counsel & Secretary	$463,000

__________

(1)

Annual base salaries were increased effective November 26, 2014 as follows: Mr. Shapard - increased from $750,000 to $803,000; Mr. Davis - increased from $400,000 to $428,000; Mr. Clevenger - increased from $385,000 to $412,000; Mr. Greer - increased from $400,000 to $428,000; and Mr. Nye - increased from $445,000 to $463,000.

Executive Annual Incentive Plan

The O&C Committee and our CEO are responsible for administering the Executive Annual Incentive Plan.  The award targets under the plan are established on a company-wide basis and the O&C Committee seeks to set these targets at performance challenging levels.  The O&C Committee determines annual target award percentages for executives based on an evaluation of the most recent competitive market analysis conducted by PricewaterhouseCoopers, its compensation consultant, and, with respect to executives other than our CEO, recommendations from our CEO.  In making his recommendations to the O&C Committee regarding target award percentages, our CEO assesses the performance goals of each executive reporting to him against the goals of the executive’s business unit and function and reviews the competitive market analysis.  Executive Annual Incentive Plan awards are based on a target payout, which are set as a percentage of a participant’s base salary and are based on the performance of Oncor and individual participant performance.  The annual incentive target payout for each executive is set near the median of executives with similar responsibilities among our competitive market survey group and peer group.   Elected officers of the Company having a title of vice president or above and other specified key employees are eligible to participate in the Executive Annual Incentive Plan provided they are employed by us for a period of at least three full months during a plan year.  Participants who die, become disabled or retire during a plan year are eligible to receive prorated awards under the plan for that plan year provided they completed at least three full months of employment in such plan year. Any awards to executive officers are in the sole discretion of the O&C Committee, and such awards are prorated for the number of months in which the individual was employed by the company.

The aggregate amount of funding for awards payable in any given plan year is determined based on (1) the target award levels of all participants in the Executive Annual Incentive Plan (Aggregate Incentive Pool), (2) achievement of a threshold and target funding trigger, and (3) any additional operational, financial or other metrics that the O&C Committee elects to apply in determining the aggregate amount of awards (Additional Metrics), which we sometimes refer to as the operational funding percentage.  “EBITDA” consisting of Oncor’s earnings before interest, taxes, depreciation and amortization, excluding securitization revenue and amortization of purchase accounting adjustments is used as the funding trigger because we believe it is an effective measure to assess profitability of the business.  Based on the level of attainment of the funding trigger and any Additional Metrics, the O&C Committee determines an aggregate performance final funding percentage.  This final funding percentage is applied to the Aggregate Incentive Pool to provide the initial amount of funds available for awards to participants under the Executive Annual Incentive Plan, which may then be adjusted by individual performance modifiers. The O&C Committee sets Additional Metrics, performance goals, target awards and individual performance modifiers in its discretion, and also has broad discretion to adjust funding percentages and individual awards.

For 2014, the O&C Committee established Additional Metrics based solely on operational targets because it believes that incentives should be based on achievement of operational goals.  These operational metrics for 2014 are relating to (1) a safety metric based on the number of employee injuries using a Days Away, Restricted or Transfer (DART) system, (2) a reliability metric as measured by the System Average Interruption Duration Index (SAIDI), (3) an operational efficiency metric based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis, and (4) an infrastructure readiness metric based on the capital expenditure per three year average kW peak.  The purpose of these operational targets, which are based on safety, reliability, operational efficiency and infrastructure readiness metrics, is to promote enhancement of our services to customers. The safety metric is important to our operations because it promotes the health and welfare of our employees. In addition, lowering the number of accidents reduces our operating costs, which in turn contributes to lower rates for our customers. Reliability is measured by SAIDI, which measures the average number of minutes electric service is interrupted per customer in a year.  This metric promotes our commitment to minimizing service interruptions to our customers as the lower the SAIDI level for the year, the greater the funding percentage under the Executive Annual Incentive Plan.  Since weather can greatly impact reliability and is outside of our control, the reliability metric measures SAIDI on a non-storm, weather-normalized basis. The purpose of the operational efficiency metric is to promote lower expenditures relative to customers served, which in turn contributes to lower rates for our customers. The purpose of the infrastructure readiness metric is to promote capital expenditures in line with the previously set capital plan.  While this metric discourages exceeding the budget, it also discourages spending that is too far below the capital plan, as we believe expenditures to improve our facilities and other capital expenditures are important to maintaining the quality of and enhancing our services to our customers.

Funding of the Aggregate Incentive Pool is based first on the achievement of stated EBITDA thresholds and targets set by the O&C Committee for that year and then, assuming the EBIDTA threshold is met, an operational funding percentage based on achievement of the Additional Metrics. Incentives are only payable under the Executive Annual

Incentive Plan in the event the threshold EBITDA is achieved. The table below sets forth the funding of the Aggregate Incentive Pool and is calculated based on the below funding percentage multiplied by the target award levels of all participants in the Executive Annual Incentive Plan.

Achieved Performance	Aggregate Incentive Pool Funding Percentage
Actual EBITDA is less than threshold	0%
Actual EBITDA equals threshold	50%
Actual EBITDA is greater than threshold but less than target	Lesser of the EBITDA funding percentage or the operational funding percentage
Actual EBITDA equals target	100%
Actual EBITDA is greater than target	Operational funding percentage, up to 150%

For 2014, our EBITDA for purposes of the Executive Annual Incentive Plan met the threshold EBITDA and met the target EBITDA, resulting in an EBITDA funding percentage of 100%.  Our operational funding percentage was 117.9%.  As a result, funding of the Aggregate Incentive Pool was based on the lesser of the two percentages, resulting in an Aggregate Incentive Pool funding percentage of 100%.  For more detailed information on the calculation of the 2014 EBITDA funding percentage and the operational funding percentage, as well as the 2014 operational funding triggers and the actual performance levels achieved, see the narrative that follows the Grants of Plan- Based Awards – 2014 table.

To calculate an executive officer’s award amount, the final Aggregate Incentive Pool funding percentage is first multiplied by the executive officer’s target award, which is computed as a percentage of actual base salary. Based on the executive officer’s performance, an individual performance modifier is then applied to the calculated award to determine the final incentive payment.  An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO).  Factors used in determining individual performance modifiers may include operational measures (including the safety, reliability, operational efficiency and infrastructure readiness metrics discussed above), company objectives, individual management and other goals, specific job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior.  Each executive officer’s individual performance modifier is set by the O&C Committee within a range determined in its discretion. For 2014 plan year awards, the O&C Committee set this range at plus fifty percent (+50%) to minus fifty percent (-50%). The O&C Committee did not apply any individual performance modifiers to 2014 Named Executive Officer awards.

The following table provides a summary of the 2014 targets and actual awards for each Named Executive Officer.  All awards under the Executive Annual Incentive Plan are made in the form of lump sum cash payments to participants by March 15 of the year following the plan year to which the award relates.

2014 Annual Incentives (Payable in 2015) for Named Executive Officers

Name	Target Payout Opportunity (% of Salary)	Target Award ($ Value)	Actual Award ($)	Actual Award (% of Target)
Robert S. Shapard	75%	$565,811	$667,091	117.9%
David M. Davis	55%	$221,283	$260,893	117.9%
Don J. Clevenger	55%	$212,987	$251,112	117.9%
James A. Greer	55%	$221,283	$260,893	117.9%
E. Allen Nye, Jr.	55%	$245,575	$289,533	117.9%

Retention Agreements

In February 2013, the O&C Committee approved our entrance into a retention agreement with Mr. Nye to reinforce and encourage his continued dedication to us as a member of the executive management team and to assure that we will retain his services to achieve our retention objectives.  As our Senior Vice President, General Counsel and Secretary, Mr. Nye is responsible for overseeing all of Oncor’s legal, regulatory and legislative efforts. In approving the agreement, the O&C Committee considered Mr. Nye’s demonstrated leadership qualities, his ongoing contributions to the Company’s success, the potential retention risk and the extent of disruption likely to be caused by unplanned attrition. The agreement provided for the payment of a one-time cash retention bonus of $300,000 to Mr. Nye contingent upon his continued employment and satisfactory performance of his job duties as directed by Oncor through December 31, 2014. In January 2015, Mr. Nye received this retention payment.  In February 2015, the O&C Committee approved our entrance into a new retention agreement with Mr. Nye. The agreement is identical to his previous retention agreement, except that it provides for the payment of a one-time cash retention bonus of $300,000 to Mr. Nye contingent upon his continued employment and satisfactory performance of his job duties as directed by Oncor through December 31, 2016.

Long-Term Incentives

Our long-term incentive program currently consists of the Equity Interests Plan and the Long-Term Incentive Plan. The Long-Term Incentive Plan was adopted in February 2013, effective as of January 1, 2013, as a replacement long-term incentive program to the SARs Plan.  The purpose of our long-term incentive program is to promote the long-term financial interests and growth of Oncor by attracting and retaining management and other personnel and key service providers.  Our long-term incentive program was developed to enable us to be competitive in our compensation practices and because we believe that equity ownership in Oncor under the Equity Interests Plan and the opportunity to benefit from positive long-term performance of the company under our plans motivate our management to work towards the long-term success of our business and align management’s interests with those of our equity holders.  In addition, we believe that certain employment-related conditions and the multi-year time periods of these programs, as discussed in more detail below, provide significant retentive value to us.

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

Pursuant to its limited liability company agreement, Investment LLC must at all times ensure that for each outstanding Class B Interest it issues, Investment LLC holds a corresponding number of units of Oncor’s equity interests. As a result, any future issuances under the Equity Interests Plan will require Investment LLC to purchase from Oncor Holdings additional equity interests of Oncor. Investment LLC has entered into a revolving stock purchase agreement with Oncor Holdings pursuant to which Investment LLC may purchase units of Oncor’s equity interests held by Oncor Holdings in the event Investment LLC proposes to issue additional Class B Interests pursuant to the Equity Interests Plan.  However, the aggregate number of equity interests sold by Oncor Holdings pursuant to the revolving stock purchase agreement cannot result in Oncor Holdings owning less than 80% of Oncor’s outstanding equity interests, or 508,000,000 units. At February 25, 2015, Investment LLC may purchase from Oncor Holdings up to an additional 191,492 units of Oncor and issue up to a corresponding number of Class B Interests.

For a more detailed description of the Equity Interests Plan and the Management Investment Opportunity, refer to the narrative that follows the Grants of Plan-Based Awards – 2014 table.

Long-Term Incentive Plan

In 2013, our board of directors adopted the Long-Term Incentive Plan as a replacement long-term incentive program to the SARs Plan.  The Long-Term Incentive Plan encourages retention of executive officers and key employees by stipulating performance periods of generally 36 months. We also believe that these multi-year performance periods encourage participants to strive for the long-term, sustained success of the company. The nature of the performance targets also ensures that participants strive towards both financial and operational goals.

Our board of directors delegated administration of the Long-Term Incentive Plan to the O&C Committee. Our executive officers and any other key employees of the company or its subsidiaries designated by the O&C Committee are eligible to participate. The plan provides for cash awards to be paid after completion of a performance period based on achievement of certain stated performance goals. A performance period under the Long-Term Incentive Plan is the 36 month period beginning each January 1, unless otherwise determined by the O&C Committee in its sole discretion.  The participants for each performance period shall be determined by the O&C Committee not later than the 90th day after commencement of the performance period. Performance goals consist of one or more specific performance objectives established by the O&C Committee in its discretion within the first 90 days of the commencement of the applicable performance period. Performance goals may be designated with respect to the company as a whole or one or more operating units, and may also be determined on an absolute basis or relative to internal goals, or relative to levels attained in prior years, or relative to other companies or indices, or as ratios expressing relationships between two or more performance goals. For 2014 grants, the O&C Committee set the performance targets on a company-wide basis and at levels it believes are performance challenging.  The long-term incentive target payout for each executive is set near the median of executives with similar responsibilities among our competitive market survey group.

The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2014 would consist of a financial trigger and operational metrics.  The funding of the 2014 Long-Term Incentive Plan award is contingent first upon Oncor achieving a cumulative threshold net income level for the three year period. If Oncor fails to achieve the stated net income level for the performance period, no award is payable. If Oncor achieves the threshold net income level, the percentage of target net income achieved is used to determine a funding trigger percentage. Once a funding trigger percentage is determined, an operational goal percentage is determined based on Oncor’s satisfaction of four operational metrics. The operational goals used for the Long-Term Incentive Plan awards mirror the operational metrics used for awards under the Executive Annual Incentive Plan.  These goals relate to (1) a safety metric based on the number of employee injuries using a Days Away, Restricted or Transfer (DART) system, (2) a reliability metric as measured by the System Average Interruption Duration Index (SAIDI), (3) an operational efficiency metric based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis, and (4) an infrastructure readiness metric based on the capital expenditure per three year average kW peak. The purpose of these operational targets, which are based on safety, reliability, operational efficiency and infrastructure readiness metrics, is to promote enhancement of our services to customers. The O&C Committee set the threshold, target and stretch levels for each operational metric. The achievement of those levels results in funding for a specific metric of 50%, 100% and 150%, respectively. Once the threshold has been achieved, actual results in between each level result in a funding percentage equal to the percentage of the target achieved. Based on the weighting for each operational metric, an aggregate weighted average of operational goal percentage is determined. The amount of each Long-Term Incentive Plan award is then determined based on the product of (i) the funding trigger percentage, multiplied by (ii) the weighted average of stated operational goal percentages, multiplied by (iii) the target opportunity dollar amount stated in each individual award letter.

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

The following table provides a summary of the targets awards granted to each Named Executive Officer in 2014.  All awards under the Long Term Incentive Plan are to be made in the form of lump sum cash payments to participants on or before April of the year following the last year of the performance period. For target awards granted in 2014, awards are payable on or before April 1, 2017.

2014 Target Long-Term Incentive Plan Awards (Payable in 2017) for Named Executive Officers

Name	Target Award ($ Value)
Robert S. Shapard	$ 2,064,000
David M. Davis	$ 588,800
Don J. Clevenger	$ 566,720
James A. Greer	$ 588,800
E. Allen Nye, Jr.	$ 655,040

For a more detailed description of the Long-Term Incentive Plan, the net income funding trigger, the performance metrics and the actual performance levels achieved, refer to the narrative that follows the Grants of Plan-Based Awards – 2014 table.

Stock Appreciation Rights Settlement

The O&C Committee adopted and implemented the SARs Plan in 2008.  Between 2008 and 2011, the O&C Committee awarded SARs pursuant to the SARs Plan to certain employees of Oncor, including the Named Executive Officers. In 2012, our board of directors offered all participants in the SARs Plan the opportunity to participate in an early exercise of all outstanding SARs issued under the SARs Plan (SARs Exercise Opportunity). All participants in the SARs Plan accepted the SARs Exercise Opportunity in November 2012, and as a result, all outstanding SARs under the SARs Plan were exercised. The SARs Exercise Opportunity entitled each participant in the SARs Plan, including our Named Executive Officers, to: (1) an exercise payment, paid in 2012, subject to certain deferrals by executive officers as described below; and (2) the accrual of interest on all dividends declared as of October 31, 2012 with respect to the SARs at the ten-year Treasury constant maturity rate increased by 100 basis points, as determined by Oncor and adjusted semi-annually, and no further dividend accruals.  As a result of the SARs Exercise Opportunity, we began to accrue interest for the Named Executive Officers on the following amounts of dividends:  Mr. Shapard, $5,104,820; Mr. Davis, $816,771; Mr. Clevenger, $816,771, Mr. Greer, $1,061,802; and Mr. Nye, $250,649. The dividends and interest are payable when dividends would become payable under the SARs Plan, which is generally upon a participant’s death, disability, separation from service, unforeseeable emergency, or a change in control, each as defined by section 409A of the Internal Revenue Code.

After the withholding of all applicable taxes, each of the Named Executive Officers agreed to defer from his exercise payments the following amounts: Mr. Shapard, $2,957,400; Mr. Davis, $473,184; Mr. Clevenger, $473,184, Mr. Greer, $615,139, and Mr. Nye, $147,966. These Named Executive Officers agreed to defer such amounts until the earlier of November 7, 2016 or the occurrence of an event triggering SAR exercisability under the SARs Plan. These events generally include a change of control, an EFH realization event, a liquidity event or the achievement of certain financial returns as described in the SARs Plan. The deferred amounts were placed in a bankruptcy-remote, investment trust. In July 2014, the O&C Committee approved the early distribution of these deferred amounts and the winding up of the trust. As a result, in August 2014, each of the Named Executive Officers received the following amounts, consisting of the amount he agreed to defer, together with a proportionate share of the trust’s aggregate investment earnings: Mr. Shapard, $2,989,430; Mr. Davis, $478,309; Mr. Clevenger, $478,309, Mr. Greer, $621,801, and Mr. Nye, $149,569.

The SARs Plan remains in effect solely with respect to the payout of interest on existing dividend amounts. The O&C Committee does not plan to issue any additional SARs under the SARs Plan. The Long-Term Incentive Plan was developed to replace the SARs Plan as the primary long-term incentive component of executive compensation.

Deferred Compensation and Retirement Plans

Our executive compensation package includes the ability to participate in the Salary Deferral Program, the thrift plan, the Oncor Retirement Plan and the Supplemental Retirement Plan and for executives hired before January 1, 2002, subsidized retiree health care coverage.  We believe that these programs, which are common among companies in the utility industry, are important to attract and retain qualified executives.

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

In February 2015, our board of directors approved an amendment to the Salary Deferral Program that allows Oncor, at the direction of the O&C Committee, to make additional discretionary contributions into a Salary Deferral Program participant’s account. The amendment provides that the amount and vesting parameters of any such discretionary contribution shall be determined by the O&C Committee. In February 2015, in connection with the Salary Deferral Program amendment, the O&C Committee approved a discretionary contribution into the Salary Deferral Program account of Mr. Shapard, our CEO, in order to correct a company administrative error that resulted in Mr. Shapard not being enrolled in the thrift plan for approximately two years, from 2007-2009. To compensate for this administrative error, the O&C Committee approved our payment of a discretionary contribution to Mr. Shapard’s Salary Deferral Program account in the amount of $93,060. The contribution is fully vested in his account as of the date made, and the contribution is eligible for distribution to Mr. Shapard upon his retirement, as defined under the Salary Deferral Program.

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

Thrift Plan

All eligible employees of Oncor may contribute a portion of their regular salary or wages to the thrift plan and Oncor matches a portion of an employee’s contributions.  This matching contribution is 75% of the employee’s contribution up to the first 6% of the employee’s salary for employees covered under the traditional defined benefit component of the Oncor Retirement Plan, and 100% of the employee’s contribution up to 6% of the employee’s salary for employees covered under the cash balance component of the Oncor Retirement Plan.  All matching contributions are invested in thrift plan investments as directed by the participant and are immediately vested.  During 2014, Oncor employees participated in a thrift plan sponsored by EFH Corp., but Oncor, as a participating employer in such plan, was directly responsible for the costs of any matching awards, premiums and other payments relating to Oncor employees pursuant to these programs.  Effective January 1, 2015, all Oncor employees were transferred from the EFH Corp.-sponsored thrift plan to an Oncor-sponsored thrift plan (Oncor Thrift Plan).  Oncor’s matching contributions are the same under the Oncor Thrift Plan as they were under the EFH Corp.-sponsored thrift plan at the time of the transfer.  As a result of the creation of the Oncor Thrift Plan, Oncor employees no longer participate in the EFH Corp.-sponsored thrift plan.

Retirement Plan

All Oncor employees are eligible to participate in a retirement plan, which is qualified under applicable provisions of the Code.  Until January 1, 2013, Oncor was a participating employer in the EFH Retirement Plan. In August 2012, EFH Corp. announced various changes to the EFH Retirement Plan, including splitting off into a new plan all of the assets and liabilities associated with Oncor employees and all retirees and terminated vested participants of EFH Corp. and its subsidiaries (including discontinued businesses). Effective January 1, 2013, Oncor assumed sponsorship of the new plan, which is referred to in this Annual Report as the Oncor Retirement Plan. The benefits to Oncor employees are identical under the EFH Retirement Plan and the Oncor Retirement Plan. As a result of these changes, no Oncor employees now participate in the EFH Retirement Plan.  See Footnote 10 to Financial Statements for additional information on the EFH Retirement Plan and the Oncor Retirement Plan.

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

Perquisites and Other Benefits

Perquisites provided to our executive officers are intended to serve as part of a competitive total compensation program and to enhance our executives’ ability to conduct company business.  These benefits include financial planning, a preventive physical health exam, and reimbursements for certain business-related country club and/or luncheon club membership costs.  For a more detailed description of the perquisites, refer to Footnote 4 in the Summary Compensation Table below.

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

Split-Dollar Life Insurance:  Split-dollar life insurance policies were purchased for eligible executives of Oncor.  The eligibility provisions of this program were modified in 2003 so that no new participants were added after December 31, 2003.  Accordingly, none of our Named Executive Officers are eligible to participate in the Split-Dollar Life Insurance Program, although certain of our other executives are participants.  The death benefits of participants’ insurance policies are equal to two, three or four times their annual Oncor Split-Dollar Life Insurance Program compensation, depending on their executive category.  Individuals who first became eligible to participate in the Split-Dollar Life Insurance Program after October 15, 1996, vested in the insurance policies issued under the Split-Dollar Life Insurance Program over a six-year period.  Oncor pays the premiums for the policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments.  Although the Split-Dollar Life Insurance Program is terminable at any time, it is designed so that if it is continued, Oncor will fully recover all of the insurance premium payments covered by the collateral assignments either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of 15 years of participation or the participant’s attainment of age 65.  At the Merger, the Split-Dollar Life Insurance Program was amended to freeze the death benefits at the then current level.

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

Individual Named Executive Officers Compensation

Oncor has not entered into employment agreements with any of the Named Executive Officers.   As described above under “-Compensation – Retention Agreements,” Oncor has entered into a retention agreement with Mr. Nye providing for the payment of a one-time cash retention bonus if certain conditions are satisfied.

CEO Compensation

Robert S. Shapard

The following is a summary of Mr. Shapard’s individual compensation for 2014.

Base Salary:  Mr. Shapard’s base salary as Chairman and CEO was increased from $750,000 to $803,000 effective November 26, 2014.

Annual Incentive:  In 2015, the O&C Committee awarded Mr. Shapard $667,091 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2014 performance as well as the O&C Committee’s review of Mr. Shapard’s overall leadership of the company in 2014. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan- Based Awards – 2014 table and related narrative.

Long-Term Incentives:  In 2014, Mr. Shapard was granted a Long-Term Incentive Plan target award of $2,064,000 for the performance period of January 1, 2014 through December 31, 2016. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2017. See “—Compensation Elements —Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan Based Awards-2014 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Salary Deferral Program Discretionary Contribution: In February 2015, the O&C Committee approved a discretionary contribution into the Salary Deferral Program account of Mr. Shapard, our CEO, in order to correct a company administrative error that resulted in Mr. Shapard not being enrolled in the thrift plan for approximately two years, from 2007-2009. To compensate for this administrative error, the O&C Committee approved our payment of a discretionary contribution to Mr. Shapard’s Salary Deferral Program account in the amount of $93,060. The contribution is fully vested in his account as of the date made, and the contribution is eligible for distribution to Mr. Shapard upon his retirement, as defined under the Salary Deferral Program. Refer to the narrative that follows the Nonqualified Deferred Compensation table below for a more detailed description of the Salary Deferral Program.

Compensation of Other Named Executive Officers

David M. Davis

The following is a summary of Mr. Davis’s individual compensation for 2014.

Base Salary:  Mr. Davis’ base salary as Senior Vice President and Chief Financial Officer was increased from $400,000 to $428,000 effective November 26, 2014.

Annual Incentive:  In 2015, the O&C Committee awarded Mr. Davis $260,892 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2014 performance, as well as Mr. Davis’s individual performance in 2014. Specifically, the O&C Committee and the CEO considered his management of the company’s financial systems, operations and initiatives, including the maintenance of planning, budgeting, accounting, and treasury functions and his management of the liquidity of Oncor’s maintenance and construction programs. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan- Based Awards – 2014 table and related narrative.

Long-Term Incentives:  In 2014, Mr. Davis was granted a Long-Term Incentive Plan target award of $588,800 for the performance period of January 1, 2014 through December 31, 2016. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2017. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan Based Awards-2014 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Don J. Clevenger

The following is a summary of Mr. Clevenger’s individual compensation for 2014.

Base Salary:  Mr. Clevenger’s base salary as Senior Vice President, Strategic Planning, was increased from $385,000 to $412,000 effective November 26, 2014.

Annual Incentive:  In 2015, the O&C Committee awarded Mr. Clevenger $251,112 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2014 performance, as well as Mr. Clevenger’s individual performance in 2014. Specifically, the O&C Committee and the CEO evaluated his performance overseeing the development of strategies, policies and plans for optimizing the value and performance of our electric delivery systems and related assets. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan- Based Awards – 2014 table and related narrative.

Long-Term Incentives:   In 2014, Mr. Clevenger was granted a Long-Term Incentive Plan target award of $566,720 for the performance period of January 1, 2014 through December 31, 2016. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2017. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan Based Awards-2014 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

James A. Greer

The following is a summary of Mr. Greer’s individual compensation for 2014.

Base Salary:  Mr. Greer’s base salary as Senior Vice President and Chief Operating Officer was increased from $400,000 to $428,000 effective November 26, 2014.

Annual Incentive:  In 2015, the O&C Committee awarded Mr. Greer $260,892 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2014 performance, as well as Mr. Greer’s individual performance in 2014 overseeing the complex operations of Oncor’s entire transmission and distribution system, one of the largest such systems in the country. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan- Based Awards – 2014 table and related narrative.

Long-Term Incentives:   In 2014, Mr. Greer was granted a Long-Term Incentive Plan target award of $588,800 for the performance period of January 1, 2014 through December 31, 2016. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2017. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan Based Awards-2014 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

E. Allen Nye, Jr.

The following is a summary of Mr. Nye’s individual compensation for 2014.

Base Salary:  Mr. Nye’s base salary as Senior Vice President and General Counsel was increased from $445,000 to $463,000 effective November 26, 2014.

Annual Incentive:  In 2015, the O&C Committee awarded Mr. Nye $289,533 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2014 performance, as well as Mr. Nye’s individual performance in 2014 overseeing all legal, regulatory and governmental affairs matters affecting Oncor. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan- Based Awards – 2014 table and related narrative.

Long-Term Incentives:   In 2014, Mr. Nye was granted a Long-Term Incentive Plan target award of $655,040 for the performance period of January 1, 2014 through December 31, 2016. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2017. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan Based Awards-2014 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Retention Agreement: In January 2015, Mr. Nye received a retention payment of $300,000 pursuant to the terms of his retention agreement, dated as of February 12, 2013, with the Company. In February 2015, the O&C Committee approved our entrance into a new retention agreement with Mr. Nye.  The agreement is identical to his previous retention agreement, except that it provides for the payment of a one-time cash retention bonus of $300,000 to Mr. Nye contingent upon his continued employment and satisfactory performance of his job duties as directed by Oncor through December 31, 2016.

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

In June 2014, the O&C Committee engaged Towers Watson, a compensation consultant, to advise and report to the O&C Committee on executive compensation related to executive severance, change in control and retention practices in the marketplace. As a result of that study, the O&C Committee amended and restated the Change in Control Policy.  In order to better align our practices with general electric utility industry market practices as detailed in the Towers Watson study, the O&C Committee revised our policy to increase cash severance payments available under the policy, provide for the payment of certain legal fees, limit the amount of outplacement assistance, and include non-solicitation and non-disparagement provisions.  The amended and restated policy also expanded the definition of “good reason” to include a material reduction in the participant’s authority, duties, responsibilities or title, including a material reduction in the budget over which the participant retains authority.  Refer to the “Potential Payments upon Termination” for detailed information about payments and benefits that our executive officers are eligible to receive under the Change in Control Policy.

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

We believe it is important to have a severance plan in place to attract and retain the caliber of executives that our business requires and to foster an environment of relative security within which we believe our executives will be able to focus on achieving company goals.  In June 2014, the O&C Committee engaged Towers Watson, a compensation consultant, to advise and report to the O&C Committee on executive compensation related to executive severance, change in control and retention practices in the marketplace.  As a result of that study, the O&C Committee amended and restated the Severance Plan effective August 1, 2014.  In order to align our practices with general electric utility industry market practices as detailed in the Towers Watson study, the amended and restated Severance Plan revises the cash severance payment available for our chief executive officer, limits the amount of outplacement assistance provided to its participants and includes non-solicitation and non-disparagement provisions.    Refer to the “Potential Payments upon Termination” for detailed information about payments and benefits that our executive officers are eligible to receive under the Severance Plan.

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

Income Tax Considerations

Section 162(m) of the Code limits the tax deductibility by a publicly held company of compensation in excess of $1 million paid to the CEO or any other of its three most highly compensated executive officers other than the principal financial officer.  Because we are a privately-held limited liability company, Section 162(m) will not limit the tax deductibility of any executive compensation for 2014.

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

Organization and Compensation Committee

Richard W. Wortham III, Chair

Thomas M. Dunning

Steven J. Zucchet

Compensation Committee Interlocks and Insider Participation

One of our O&C Committee members, Mr. Zucchet, is not classified as an independent director under the standards set forth in the Limited Liability Company Agreement.  Mr. Zucchet is employed by Borealis Infrastructure Management, Inc., a beneficial owner of Texas Transmission, and serves as an officer and director of Texas Transmission’s parent company.  Mr. Zucchet was appointed to the board of directors by Texas Transmission.  Until his resignation from our board of directors on January 22, 2015, Jeffrey Liaw also served as a member of the O&C Committee.  Mr. Liaw was not classified as an independent director under the standards set forth in the Limited Liability Company Agreement.  Mr. Liaw is a former principal of TPG, a member of the Sponsor Group, and is a manager of Texas Energy Future Capital Holdings LLC, the sole general partner of Texas Holdings. Mr. Liaw was appointed to the board of directors by Oncor Holdings, which is a subsidiary of EFH Corp. Mr. Liaw also served as a member of the EFH Corp. board of directors until December 31, 2012.  For a description of the ability of Oncor Holdings and Texas Transmission to appoint directors, see “Directors, Executive Officers and Corporate Governance – Director – Director Appointments.”  For a description of Oncor related-party transactions involving the Sponsor Group, EFH Corp. and Texas Transmission, see “Certain Relationships and Related Transactions, and Director Independence.”

No member of the O&C Committee is or has ever been one of our officers or employees.  No interlocking relationship exists between our executive officers and the board of directors or compensation committee of any other company.

Summary Compensation Table

The following table provides information, for the fiscal years ended December 31, 2014, 2013, and 2012 regarding the aggregate compensation paid to our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Robert S. Shapard
Chairman of the Board	2014	$ 754,417	‒	$ 667,091	$ 179,472	$ 307,697	$ 1,908,677
and Chief Executive	2013	$ 704,167	‒	$ 542,913	$ 120,683	$ 246,888	$ 1,614,651
Officer	2012	$ 700,000	‒	$ 505,575	$ 285,531	$ 18,486,361	$ 19,977,467
David M. Davis
Senior Vice President	2014	$ 402,333	‒	$ 260,892	$ 675,230	$ 96,483	$ 1,434,938
and Chief Financial	2013	$ 377,083	‒	$ 195,534	$ 71,223	$ 79,560	$ 723,400
Officer	2012	$ 375,000	‒	$ 180,563	$ 559,203	$ 2,996,698	$ 4,111,464
Don J. Clevenger
Senior Vice President,	2014	$ 387,250	‒	$ 251,112	$ 70,374	$ 93,437	$ 802,173
Strategic Planning	2013	$ 366,667	‒	$ 190,115	$ 36,935	$ 82,265	$ 675,982
	2012	$ 365,000	‒	$ 175,748	$ 26,332	$ 2,998,351	$ 3,565,431
James A. Greer
Senior Vice President	2014	$ 402,333	‒	$ 260,892	$ 905,363	$ 99,681	$ 1,668,269
and Chief Operating	2013	$ 372,917	‒	$ 193,393	$ 145,722	$ 87,299	$ 799,331
Officer	2012	$ 350,000	‒	$ 168,525	$ 556,772	$ 3,874,877	$ 4,950,174
E. Allen Nye, Jr.
Senior Vice President,	2014	$ 446,500	$ 300,000	$ 289,533	$ 45,338	$ 80,591	$ 1,161,962
General Counsel and	2013	$ 426,667	‒	$ 221,213	$ 29,437	$ 74,566	$ 751,883
Secretary	2012	$ 425,000	‒	$ 204,638	$ 29,249	$ 121,051	$ 779,938
______________

(1)

In February 2013, Mr. Nye entered into a retention agreement with Oncor that provides for the payment of a one-time cash retention bonus of $300,000 to Mr. Nye contingent upon his continued employment and satisfactory performance of his job duties as directed by Oncor through December 31, 2014.  Pursuant to the terms of the agreement, Mr. Nye was paid $300,000 in January 2015. For more information on this retention agreement, see “Compensation Discussion and Analysis – Individual Named Executive Officers Compensation – Compensation of Other Named Executive Officers – E. Allen Nye, Jr.”.

(2)

Amounts reported as “Non-Equity Incentive Plan Compensation” were earned by the executive in the respective year and represent amounts related to awards for such years pursuant to the Executive Annual Incentive Plan.  Awards under the Executive Annual Incentive Plan for any given year are paid in March of the following year.

(3)

Amounts reported under this column reflect the aggregate change in actuarial value at December 31 of the specified year as compared to December 31 of the previous year of each executive’s accumulated benefits under the Oncor Retirement Plan and the Supplemental Retirement Plan.  In 2014, changes in the discount rate and mortality table used to calculate actuarial value resulted in increased actuarial values, most significantly for participants in the traditional defined benefit component of the Oncor Retirement Plan. With respect to the Oncor Retirement Plan, Messrs. Davis and Greer are covered under the traditional defined benefit component and Messrs. Shapard, Clevenger and Nye are covered under the cash balance component.  There are no above-market or preferential earnings for nonqualified deferred compensation.  For a more detailed description of these plans and the calculation of actuarial value, see “– Compensation Discussion and Analysis – Compensation Elements – Deferred Compensation and Retirement Plans” and the narrative that follows the Pension Benefits table below.

(4)	Amounts reported as “All Other Compensation” for 2014 are attributable to the executive’s receipt of compensation as described in the following table.

2014 All Other Compensation Components for Named Executive Officers

Name	Thrift Plan Company Match ($)	Salary Deferral Program Company Match ($)(1)	SARs Plan Settlement Dividend Interest Accruals ($)(2)	SARs Plan Deferred Payment Interest Accruals $(3)	Perquisites ($)(4)	Total ($)
Robert S. Shapard	$ 15,600	$ 60,353	$ 182,918	$ 14,276	$ 34,550	$ 307,697
David M. Davis	$ 11,700	$ 32,187	$ 29,267	$ 2,284	$ 21,045	$ 96,483
Don J. Clevenger	$ 15,600	$ 30,980	$ 29,267	$ 2,284	$ 15,306	$ 93,437
James A. Greer	$ 11,700	$ 32,187	$ 38,047	$ 2,969	$ 14,778	$ 99,681
E. Allen Nye, Jr.	$ 14,247	$ 35,720	$ 8,981	$ 715	$ 20,928	$ 80,591

______________

(1)

Amounts represent company matching amounts under the Salary Deferral Program.    Refer to the narrative that follows the Nonqualified Deferred Compensation table below for a more detailed description of the Salary Deferral Program and the matching formula.

(2)

As discussed under “Compensation Discussion and Analysis – Compensation Elements – Long-Term Incentives – Stock Appreciation Rights Settlement,” in connection with the SARs Exercise Opportunity participants agreed that no further dividends would accrue, but that interest would be paid on dividends declared on or before October 31, 2012 accrued at the ten-year Treasury constant maturity rate increased by 100 basis points, as determined by Oncor and adjusted semi-annually.   Amounts in this column reflect such interest accruals in 2014.

(3)

As discussed under “Compensation Discussion and Analysis – Compensation Elements – Long-Term Incentives – Stock Appreciation Rights Settlement,” in connection with the SARs Exercise Opportunity each of our Named Executive Officers agreed to defer a portion of his Exercise Payment until the earlier of November 7, 2016 or the occurrence of an event triggering SAR exercisability under the SARs Plan. These events generally include a change of control, an EFH realization event, a liquidity event or the achievement of certain financial returns as described in the SARs Plan. Each Named Executive Officer deferred the following amount, which was included in the calculation of his 2012 total compensation: Mr. Shapard, $2,957,400; Mr. Davis, $473,184; Mr. Clevenger, $473,184, Mr. Greer, $615,139, and Mr. Nye, $147,966. The deferred amounts were placed in a bankruptcy-remote, investment trust.  In July 2014, the O&C Committee approved the early distribution of these deferred amounts and the winding up of the investment trust. In August 2014, all of the amounts in the investment trust were distributed and each of the Named Executive Officers received his deferral amount, together with a proportionate share of the trust’s aggregate investment earnings. Amounts in this column reflect amounts received by each executive attributable to the interest earned by the trust.

(4)

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

2014 Perquisites for Named Executive Officers

Name	Financial Planning ($)	Executive Physical ($)	Country Club and/or Luncheon Club Dues ($)	Spouse Travel ($)(1)	Other ($)(2)	Total ($)
Robert S. Shapard	$ 11,155	$ 7,350	$ 12,281	$ 2,417	$ 1,347	$ 34,550
David M. Davis	$ 9,785	$ 6,021	$ 2,652	$ 2,587	―	$ 21,045
Don J. Clevenger	―	$ 2,320	$ 8,059	$ 535	$ 4,392	$ 15,306
James A. Greer	$ 9,785	$ 2,373	―	$ 2,620	―	$ 14,778
E. Allen Nye, Jr.	$ 9,785	$ 2,791	$ 7,880	$ 472	―	$ 20,928

______________

(1)Amounts in this column represent spouse expenses for accompanying the Named Executive Officer on business travel.

(2)Amounts in this column represent the cost of event tickets for personal entertainment.

Grants of Plan-Based Awards – 2014

The following table sets forth information regarding grants of plan-based awards to Named Executive Officers under our Executive Annual Incentive Plan and Long-Term Incentive Plan during the fiscal year ended December 31, 2014.

Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
Name	($)	($)	($)
Robert S. Shapard
Executive Annual Incentive Plan (1)	$ 282,907	$ 565,811	$ 848,720
Long-Term Incentive Plan - 2014 (2)	$ 1,032,000	$ 2,064,000	$ 3,096,000
David M. Davis
Executive Annual Incentive Plan (1)	$ 110,642	$ 221,283	$ 331,926
Long-Term Incentive Plan - 2014 (2)	$ 294,400	$ 588,800	$ 883,200
Don J. Clevenger
Executive Annual Incentive Plan (1)	$ 106,494	$ 212,987	$ 319,481
Long-Term Incentive Plan - 2014 (2)	$ 283,360	$ 566,720	$ 850,080
James A. Greer
Executive Annual Incentive Plan (1)	$ 110,642	$ 221,283	$ 331,926
Long-Term Incentive Plan - 2014 (2)	$ 294,400	$ 588,800	$ 883,200
E. Allen Nye, Jr.
Executive Annual Incentive Plan (1)	$ 122,788	$ 245,575	$ 368,363
Long-Term Incentive Plan - 2014 (2)	$ 327,520	$ 655,040	$ 982,560

________________

(1)

The amounts reported reflect the threshold, target and maximum amounts available under the Executive Annual Incentive Plan.  Threshold, target and maximum amounts were determined by the O&C Committee in February 2014 and final award payout amounts were determined by the O&C Committee in February 2015.  The actual awards for the 2014 plan year will be paid in March 2015 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

(2)

The amounts reported reflect the threshold, target and maximum amounts available under the Long-Term Incentive Plan. Target amounts for each Named Executive Officer were determined by the O&C Committee in February 2014 and any final awards will be payable on or before April 1, 2017 based on achievement of performance goals for the 2014-2016 performance period, as discussed in more detail below under “— Long-Term Incentive Plan.”

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

The aggregate amount of funding for awards payable in any given plan year is determined based on (1) the target award levels of all participants in the Executive Annual Incentive Plan (Aggregate Incentive Pool), (2) a funding trigger based on Oncor’s EBITDA and (3) any additional operational, financial or other metrics that the O&C Committee elects to apply in determining the aggregate amount of awards (Additional Metrics).  Target award levels are set as a percentage of a participant’s base salary and are based on target performance of Oncor and individual participant performance.  Additional Metrics are determined by the O&C Committee in its discretion and may include, among other things, safety, reliability, operational efficiency, and infrastructure readiness measures.  The O&C Committee also determines the threshold EBITDA and the thresholds relating to any Additional Metrics that are necessary to fund awards for each plan year.  Based on the level of attainment of these EBITDA and Additional Metrics targets, the O&C Committee determines an aggregate performance final funding percentage.  This final funding percentage is applied to the Aggregate Incentive Pool to provide the total amount of funds available for awards to participants under the Executive Annual Incentive Plan.

2014 Funding Percentage

As described above, the funding percentage is based on a funding trigger and any Additional Metrics the O&C Committee elects to apply in any given plan year, which we refer to as the operational funding percentage.  For 2014, the O&C Committee exercised the discretion granted it in the plan and established Additional Metrics based on operational targets relating to (1) a safety metric based on the number of employee injuries using a Days Away, Restricted or Transfer (DART) system, (2) a reliability metric as measured by the System Average Interruption Duration Index (SAIDI), (3) an operational efficiency metric based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis and (4) an infrastructure readiness metric based on the capital expenditure per three year average kW peak.  The purpose of these operational targets, which are based on safety, reliability, operational efficiency and infrastructure readiness metrics, is to promote enhancement of our services to customers.

Funding of the Aggregate Incentive Pool is based first on the achievement of a funding trigger, consisting of EBITDA thresholds and targets set by the O&C Committee for that year and then, assuming the EBIDTA threshold is met, the achievement of the operational targets. The final Aggregate Incentive Pool funding percentage is determined based on both EBITDA and operational achievement, as described below.

Step 1: EBITDA Achievement

Incentives are only payable under the Executive Annual Incentive Plan in the event the threshold EBITDA funding trigger is achieved.  If actual EBITDA equals the threshold EBITDA, then the EBITDA funding percentage is 50%.  If actual EBITDA is an amount between the threshold and target, the EBITDA funding percentage equals 50% plus the product of (i) 50%, multiplied by (ii) a fraction, the numerator of which equals the difference between actual EBITDA and threshold EBITDA and the denominator of which equals the difference between threshold EBITDA and target EBITDA.  If actual EBITDA equals the target EBITDA, then the EBITDA funding percentage is 100%.  If actual EBITDA exceeds the target EBITDA, then funding equals the operational funding percentage, up to 150%, as described below in Step 2: Operational Achievement.

For 2014, the EBITDA funding triggers (threshold and target), actual results and funding percentage under the Executive Annual Incentive Plan were as follows:

Name	Threshold ($ millions)(1)	Target ($ millions)(2)	Actual Results ($ millions)	EBITDA Funding Percentage(3)
EBITDA	$1,651	$1,834	$1,844	100%

____________

(1)	Achievement of the threshold EBITDA level results in a 50% funding percentage.
(2)	Achievement of the target EBITDA level results in a 100% funding percentage.
(3)	Provided that the threshold has been met, the EBITDA funding percentage equals the percentage of target EBITDA achieved.

Step 2: Operational Achievement

If the threshold EBITDA funding trigger is achieved, then once the EBITDA funding percentage is determined, the operational metrics set by the O&C Committee are then applied to determine an operational funding percentage.  The operational funding percentage can increase or decrease the funding percentage of the Aggregate Incentive Pool.  If actual EBITDA exceeds the target EBITDA, then funding equals the operational funding percentage, up to 150%.  If actual EBITDA is less than or is equal to the target EBITDA, then funding of the Aggregate Incentive Pool is the lesser of the EBITDA funding percentage or the operational funding percentage.  For 2014, since actual EBITDA exceeded the target EBITDA, the Aggregate Incentive Pool was based on the operational funding percentage of 117.9%.

The O&C determines the operational metrics to be applied to the operational funding percentage, and the weighting of each of those metrics within the final operational funding percentage.  As with the EBITDA funding percentage, each operational metric must meet a threshold level in order to provide any funding for that metric.  Meeting the threshold amount results in 50% of the available funding for that specific metric.  The O&C Committee also sets target and superior levels for each operational metric, and achievement of those levels results in funding for a specific metric of 100% and 150%, respectively.  Once threshold has been achieved, actual results in between each level result in a funding percentage equal to the percentage of the target achieved (up to 150%, for achievement of the superior performance level).

For 2014, the operational funding triggers, actual results and funding percentages under the Executive Annual Incentive Plan were as follows:

Goal	Weighting	Threshold(1)	Target(2)	Superior(3)	Actual Results	Operational Funding Percentage
Safety (measured in number of injuries per 200,000 hours)
DART	30%	0.92	0.80	0.62	0.63	44.2%
Reliability (measured in minutes)
Non-storm SAIDI	30%	108.00	100.00	87.00	97.90	32.4%
Operational Efficiency - O&M Cost Per Customer (measured in $ per customer)
O&M	30%	$171.77	$160.53	$149.29	$159.56	31.3%
Infrastructure Readiness
Capital expenditures per three year average kW peak	10%	97.00% - 97.99% 103.00% - 105.00%	98.00% - 98.99% 101.50% - 102.99%	99.00% - 101.49%	101.72%	10.0%

__________

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

In 2014, satisfaction of safety metrics comprised 30% of the operational funding percentage. The safety metric measures the number of employee injuries using a DART system, which measures the amount of time our employees are away from their regular employment posts due to injury.  DART is measured in the number of injuries per 200,000 hours. The safety metric is important to our operations because it promotes the health and welfare of our employees. In addition, lowering the number of accidents reduces our operating costs, which in turn contributes to lower rates for our customers.

In 2014, satisfaction of reliability metrics comprised 30% of the operational funding percentage. Reliability is measured by SAIDI, which measures the average number of minutes electric service is interrupted per customer in a year. This metric promotes our commitment to minimizing service interruptions to our customers as the lower the SAIDI level for the year, the greater the funding percentage under the Executive Annual Incentive Plan. Since weather can greatly impact reliability and is outside of our control, the reliability metric measures SAIDI on a non-storm basis.

In 2014, satisfaction of operational efficiency metrics related to O&M comprised 30% of the operational funding percentage. Operational efficiency is measured based on O&M per customer, excluding third party network transmission fees and amortization of regulatory assets. The purpose of the O&M metric is to promote lower expenditures relative to customers served, which in turn contributes to lower rates for our customers.

In 2014, satisfaction of infrastructure readiness metrics comprised the final 10% of the operational funding percentage. Infrastructure readiness is measured based on Oncor’s capital expenditures (including net removal costs, but excluding allowance for funds used during construction) for the preceding three years’ average kW peak loads. The purpose of the infrastructure readiness metric is to promote capital expenditures in line with the previously set capital plan. While this metric discourages exceeding the budget, it also discourages spending that is too far below the capital plan, as we believe expenditures to improve our facilities and other capital expenditures are important to maintaining the quality of and enhancing our services to our customers.

As discussed above, an aggregate operational funding percentage amount for all participants was determined based on the level of attainment of the above operational targets.

Step 3: Applying Operational Funding Percentage to EBITDA Funding Percentage

The operational funding percentage can increase or decrease the funding percentage of the Aggregate Incentive Pool. If actual EBITDA exceeds the target EBITDA, then funding equals the operational funding percentage, up to 150%. If actual EBITDA is less than or equals the target EBITDA, then funding of the Aggregate Incentive Pool is the lesser of the EBITDA funding percentage or the operational funding percentage. For 2014, since actual EBITDA exceeded the target EBITDA, the Aggregate Incentive Pool was based on the operational funding percentage of 117.9%.

Individual Performance Modifier and Determination

To calculate an executive officer’s award amount, the final funding percentage is first multiplied by the executive officer’s target award, which is computed as a percentage of actual base salary.  Based on the executive officer’s performance, an individual performance modifier is then applied to the calculated award to determine the final incentive payment.  An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) and may adjust an award upward or downward.  The individual performance modifier is determined on a subjective basis.  Factors used in determining individual performance modifiers may include operational measures (including the safety, reliability, operational efficiency metrics and infrastructure readiness discussed above), company objectives, individual management and other goals, specific job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior. The O&C Committee did not apply any individual performance modifiers to 2014 Named Executive Officer awards.

Long-Term Incentive Plan

On February 13, 2013, our board of directors adopted the Long-Term Incentive Plan, effective January 1, 2013.  Our board of directors delegated administration of the Long-Term Incentive Plan to the O&C Committee.  Our executive officers and any other key employees of the company or its subsidiaries designated by the O&C Committee are eligible to participate.  The plan provides for cash awards to be paid after completion of a performance period based on achievement of certain stated performance goals.  A performance period under the Long-Term Incentive Plan is the 36 month period beginning each January 1, unless otherwise determined by the O&C Committee in its sole discretion.  The participants for each performance period shall be determined by the O&C Committee not later than the 90th day after commencement of the performance period.  Performance goals consist of one or more specific performance objectives established by the O&C Committee in its discretion within the first 90 days of the commencement of the applicable performance period. Performance goals may be designated with respect to the company as a whole or one or more operating units, and may also be determined on an absolute basis or relative to internal goals, or relative to levels attained in prior years, or relative to other companies or indices, or as ratios expressing relationships between two or more performance goals.

The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2014 would consist of both a  financial trigger and operational metrics.  The funding of the Long-Term Incentive Plan award is contingent first upon Oncor achieving a cumulative threshold net income level for the three year period. If Oncor fails to achieve the stated net income level for the performance period, no award is payable. If Oncor achieves the threshold net income level, the percentage of target net income achieved is used to determine a funding trigger percentage. Once a funding trigger percentage is determined, an operational goal percentage is determined based on Oncor’s satisfaction of four operational metrics. The operational goals used for the Long-Term Incentive Plan awards mirror the operational metrics used for awards under the Executive Annual Incentive Plan. These goals relate to (1) a safety metric based on the number of employee injuries using a Days Away, Restricted or Transfer (DART) system, (2) a reliability metric as measured by the System Average Interruption Duration Index (SAIDI), (3) an operational efficiency metric based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis, and (4) an infrastructure readiness metric based on the capital expenditure per three year average kW peak. The purpose of these operational targets, which are based on safety, reliability, operational efficiency and infrastructure readiness metrics, is to promote enhancement of our services to customers. The O&C Committee set the threshold, target and stretch levels for each operational metric. The achievement of those levels results in funding for a specific metric of 50%, 100% and 150%, respectively.  Once the threshold has been achieved, actual results in between each level result in a funding percentage equal to the percentage of the target achieved. Based on the weighting for each operational metric, an aggregate weighted average of operational goal percentage is determined. The amount of each Long-Term Incentive Plan award is then determined based on the product of (i) the funding trigger percentage, multiplied by (ii) the weighted average of stated operational goal percentages, multiplied by (iii) the target opportunity dollar amount stated in each individual award letter.

For Long-Term Incentive Plan awards granted to our Named Executive Officers in 2014, the funding trigger and performance goals are as follows:

Funding Trigger		Threshold	Target
Net Income ($ millions; 2014-2016 cumulative)		$1,168.30	$1,354.50
Performance Goals
Weighting	Performance Metric	Performance Goal
30%	Safety − Days Away, Restricted or Transfer (DART), cumulative; measured in number of injuries per 200,000 hours	Threshold	0.89
		Target	0.77
		Stretch	0.60
30%	Reliability − measured by non-storm System Average Interruption Duration Index (SAIDI) in minutes; cumulative	Threshold	322
		Target	298
		Stretch	259
30%	Average operational efficiency − measured by operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) on a cost per customer basis	Threshold	$174.57
		Target	$163.15
		Stretch	$151.73
10%	Infrastructure readiness − measured by a metric based on the capital expenditure per three-year average kW peak; %; cumulative	Threshold	97.0 - 97.9, 103.0 - 105.0
		Target	98.0 - 98.9, 101.5 - 102.9
		Stretch	99.0 - 101.49

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

The Long-Term Incentive Plan encourages retention of executive officers and key employees by stipulating performance periods of generally 36 months. Participants must be continuously employed by us through the last day of the performance period in order to receive a long-term incentive award for that performance period. If a participant is employed by us on the last day of the performance period but his/her employment terminates for any reason other than by us for cause prior to the payment of the award for that performance period, the participant will be entitled to receive payment of the award. In the event a participant is terminated by us for cause, the participant will forfeit any unpaid Long-Term Incentive Plan award.  For purposes of the Long-Term Incentive Plan, “cause” has the same meaning as defined in any employment agreement or change-in-control agreement of such participant in effect at the time of termination of employment.  If there is no such employment or change-in-control agreement, “cause” means (i) the indictment on or pleading guilty or nolo contendere to, a felony or misdemeanor involving moral turpitude of such participant, or upon the participant, in the carrying out his or her duties to the company, (ii) engaging in conduct that causes a breach of his/her fiduciary duties to us, our subsidiaries or our investors, (iii) committing an act of gross negligence, or (iv) committing gross misconduct resulting in material economic harm to us. If a participant’s employment is terminated for reasons other than death, disability, retirement or following a change in control prior to the last day of the performance period, all of such participant’s outstanding and unpaid Long-Term Incentive Plan awards will be cancelled. Upon a termination due to death, disability or retirement, for each outstanding Long-Term Incentive Plan unpaid award, the participant (or his/her beneficiary in the case of death) will be entitled to receive, on the same date as awards are paid for that period to other participants, an award equal to the product of (i) a fraction, the numerator of which is the number of days in the performance period up to and including the date of the separation of service and the denominator of which is the number of days in the entire performance period, and (ii) the Long-Term Incentive Plan award for such performance period based on actual performance of Oncor during the performance period.   In the event of a termination following a change in control, a participant shall be entitled to receive, within 60 days following the separation from service, an award equal to the product of (i) a fraction, the numerator of which is the number of days in the performance period up to and including the date of the separation of service and the denominator of which is the number of days in the entire performance period, and (ii) the Long-Term Incentive Plan award for such performance period based on target performance.

For purposes of the Long-Term Incentive Plan, a “change in control” means, in one or a series of related transactions, (i) the sale of all or substantially all of the consolidated assets or capital stock of EFH Corp., Oncor Holdings, or Oncor to a person (or group of persons acting in concert) who is not an affiliate of any member of the Sponsor Group; (ii) a merger, recapitalization or other sale by EFH Corp., any member of the Sponsor Group or their affiliates, to a person (or group of persons acting in concert) that results in more than 50% of EFH Corp.’s common stock (or any resulting company after a merger) being held by a person (or group of persons acting in concert) that does not include any member of the Sponsor Group or any of their respective affiliates; or (iii) a merger, recapitalization or other sale of common stock by EFH Corp., any member of the Sponsor Group or their affiliates, after which the Sponsor Group owns less than 20% of the common stock of, and has the ability to appoint less than a majority of the directors to the board of directors of, EFH Corp. (or any resulting company after a merger); and with respect to any of the events described in clauses (i) and (ii) above, such event results in any person (or group of persons acting in concert) gaining control of more seats on the board of directors of EFH Corp. than the Sponsor Group. However, the Long-Term Incentive Plan also provides that should a change in control occur under clauses (i) through (iii) above with respect to the assets or capital stock of EFH Corp., a change in control will not be deemed to have occurred unless the change in control would result in the material amendment or interference with the separateness undertakings set forth in our Limited Liability Company Agreement, or would adversely change or modify the definition of an independent director in our Limited Liability Company Agreement.

As the administrator of the Long-Term Incentive Plan, the O&C Committee has the authority to prescribe, amend and rescind rules and regulations relating to the plan, determine the terms and conditions of any awards and make all other determinations deemed necessary or advisable for the administration of the plan. The O&C Committee has broad discretion under the plan and may delegate to one or more officers of the company the authority to grant Long-Term Incentive Plan awards to employees who are not executive officers. Our board of directors may at any time terminate, alter, amend or suspend the Long-Term Incentive Plan and any awards granted pursuant to it, subject to certain limitations. In the event of a change in control, our board of directors may, in its discretion, terminate the plan and cancel all outstanding and unpaid awards, except that in the event of a termination of the plan in connection with a change in control, participants will be entitled to receive the payout as described above.  Payments under the Long-Term Incentive Plan are separate from, and would be in addition to, any payments available under the Change in Control Policy or Severance Plan.

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

Pension Benefits

The following table sets forth information regarding Oncor’s participation in the retirement plans that provide for benefits, in connection with, or following, the retirement of Named Executive Officers for the fiscal year ended December 31, 2014:

Name	Plan Name	Number of Years Accredited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Robert S. Shapard	Oncor Retirement Plan	29.0833	$ 918,571	―
	Supplemental Retirement Plan	29.0833	$ 387,211	―
David M. Davis	Oncor Retirement Plan	22.5000	$ 1,329,303	―
	Supplemental Retirement Plan	22.5000	$ 1,221,725	―
Don J. Clevenger	Oncor Retirement Plan	9.6667	$ 148,024	―
	Supplemental Retirement Plan	9.6667	$ 89,221	―
James A. Greer	Oncor Retirement Plan	29.5000	$ 1,698,533	―
	Supplemental Retirement Plan	29.5000	$ 1,086,473	―
E. Allen Nye, Jr.	Oncor Retirement Plan	3.0000	$ 40,029	―
	Supplemental Retirement Plan	3.0000	$ 63,995	―

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

(2)

Through 2014, Mr. Shapard accumulated benefits in two EFH Corp.-sponsored supplemental retirement plans as a result of his service as an employee of EFH Corp.’s predecessor prior to joining Oncor.  Those benefits were paid solely by EFH Corp. in connection with various changes made by EFH Corp. to its retirement plans in 2014.

Until January 1, 2013, Oncor was a participating employer in the EFH Retirement Plan. In August 2012, EFH Corp. made various changes to the EFH Retirement Plan, in which Oncor was a participating employer, including splitting off into a new plan all of the assets and liabilities associated with Oncor employees and all retirees and terminated vested participants of EFH Corp. and its subsidiaries (including discontinued businesses).  Effective January 1, 2013, Oncor assumed sponsorship of the new plan, referred to in this Annual Report as the Oncor Retirement Plan. As a result of these changes, none of the Oncor employees now participate in the EFH Retirement Plan.  See Footnote 10 to Financial

Statements for additional information on the EFH Retirement Plan and the Oncor Retirement Plan. The benefits to Oncor employees are identical under the EFH Retirement Plan and the Oncor Retirement Plan.

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

Annual retirement benefits under the traditional defined benefit component, which applied during 2014 to Messrs. Davis and Greer, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant’s average annual earnings (base salary) during his/her three years of highest earnings.  Under the cash balance component, which covers Messrs. Shapard, Clevenger and Nye, a hypothetical account is established for participants and credited with monthly contribution credits equal to a percentage of the participant’s compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant’s combined age and years of accredited service), plus interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year.  Benefits paid under the traditional defined benefit component of the Oncor Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code.

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

The table set forth above illustrates the present value on December 31, 2014 of each Named Executive Officer’s Retirement Plan benefit and benefits payable under the Supplemental Retirement Plan, based on his or her years of service and remuneration through December 31, 2014.  Benefits accrued under the Supplemental Retirement Plan after December 31, 2004 are subject to Section 409A of the Code.  Accordingly, certain provisions of the Supplemental Retirement Plan have been modified in order to comply with the requirements of Section 409A and related guidance.

The present value of accumulated benefits for the traditional benefit component of the Oncor Retirement Plan and Supplemental Retirement Plan was calculated based on the executive’s annuity payable at the earliest age that unreduced benefits are available under the Plans (generally age 62).  Unmarried executives are assumed to elect a single life annuity.  For married executives, it is assumed that 65% will elect a 100% joint and survivor annuity and 35% will elect a single life annuity.  Post-retirement mortality was based on the RP-2014 Fully Generational Mortality Table for Healthy Annuitants using projection scale MP-2014.  A discount rate of 3.95% was applied, and no pre-retirement mortality or turnover was reflected.

The present value of accumulated benefit for the cash balance component of the Oncor Retirement Plan and the Supplemental Retirement Plan was calculated as the value of the executive’s cash balance account projected to age 65 at an assumed growth rate of 4.50% and then discounted back to December 31, 2014 at 3.95%. No mortality or turnover assumptions were applied.

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

Nonqualified Deferred Compensation – 2014

The following table sets forth information regarding the deferral of components of our Named Executive Officers’ compensation on a basis that is not tax-qualified for the fiscal year ended December 31, 2014:

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings (Loss) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)(3)	Aggregate Balance at Last Fiscal Year End ($)
Robert S. Shapard
Salary Deferral Program	$ 60,353	$ 60,353	$ 78,965	$ 128,215	$ 1,130,369
SARs Exercise Opportunity Deferral	―	―	$ 14,276	$ 2,989,430	―
David M. Davis (4)
Salary Deferral Program	$ 32,187	$ 32,187	$ 35,117	―	$ 738,719
SARs Exercise Opportunity Deferral	―	―	$ 2,284	$ 478,309	―
Don J. Clevenger (5)
Salary Deferral Program	$ 30,980	$ 30,980	$ 38,140	$ 3,745	$ 645,517
SARs Exercise Opportunity Deferral	―	―	$ 2,284	$ 478,309	―
James A. Greer (6)
Salary Deferral Program	$ 32,187	$ 32,187	$ 24,397	$ 4,773	$ 699,678
SARs Exercise Opportunity Deferral	―	―	$ 2,969	$ 621,801	―
E. Allen Nye, Jr.
Salary Deferral Program	$ 35,720	$ 35,720	$ 15,630	―	$ 342,954
SARs Exercise Opportunity Deferral	―	―	$ 715	$ 149,569	―

_______________

(1)

Amounts in this column for the Salary Deferral Program represent salary deferrals pursuant to the Salary Deferral Program and are included in the “Salary” amounts in the Summary Compensation Table above.

(2)

Amounts in this column for the Salary Deferral Program represent company-matching awards pursuant to the Salary Deferral Program and are included in the “All Other Compensation” amounts in the Summary Compensation Table above.

(3)

Amounts in this column for the SARs Exercise Opportunity Deferral represent amounts the respective Named Executive Officer received in connection with the winding up of the trust holding SARs Exercise Opportunity Deferral amounts, as discussed in more detail in the “SARs Exercise Opportunity Deferral” narrative immediately following this table.  In July 2014, the O&C Committee approved the early distribution of these deferred amounts and the winding up of the trust. In August 2014, all of the amounts in the trust were distributed and each of the Named Executive Officers received his deferral amount, together with a proportionate share of the trust’s aggregate investment earnings.

(4)

$14,333 of Mr. Davis’s aggregate earnings in the last fiscal year are attributable to earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.

(5)

$6,278 of Mr. Clevenger’s aggregate earnings in the last fiscal year are attributable to earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.

(6)

$18,035 of Mr. Greer’s aggregate earnings in the last fiscal year are attributable to earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.

Salary Deferral Program

Under the Salary Deferral Program, each employee of Oncor, who is in a designated job level and whose annual salary is equal to or greater than an amount established under the Salary Deferral Program ($120,270 for the program year beginning January 1, 2014) may elect to defer up to 50% of annual base salary, and/or up to 85% of any bonus or incentive award.  This deferral (including any vested matching contributions, as described below) may be made for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof, at the election of the employee.  Oncor makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the Salary Deferral Program. Oncor does not match deferred annual incentive awards.  Matching contributions vest at the earliest of seven years after the deferral date, executive’s retirement or a change in control of Oncor (as defined in the Salary Deferral Program).

In February 2015, our board of directors approved an amendment to the Salary Deferral Program that allows Oncor, at the direction of the O&C Committee, to make additional discretionary contributions into a Salary Deferral Program participant’s account. The amendment provides that the amount and vesting parameters of any such discretionary contribution shall be determined by the O&C Committee. Discretionary contributions made into a Salary Deferral Program participant’s account by Oncor vest as determined by the O&C Committee. In February 2015, in connection with the Salary Deferral Program amendment, the O&C Committee approved a discretionary contribution into the Salary Deferral Program account of Mr. Shapard, our CEO, in order to correct a company administrative error that resulted in Mr. Shapard not being enrolled in the thrift plan for approximately two years, from 2007-2009. To compensate for this administrative error, the O&C Committee approved our payment of a discretionary contribution to Mr. Shapard’s Salary Deferral Program account in the amount of $93,060. The contribution is fully vested in his account as of the date made, and the contribution is eligible for distribution to Mr. Shapard upon his retirement, as defined under the Salary Deferral Program.

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

At the end of the applicable account maturity period (seven years or retirement, as elected by the participant or, in the case of company discretionary contributions, as determined by the O&C Committee) the trustee for the Salary Deferral Program distributes the deferrals and the applicable earnings in cash as a lump sum or in annual installments at the participant’s election made at the time of deferral.  Oncor is financing the retirement option portion of the Salary Deferral Program through the purchase of corporate-owned life insurance on lives of some participants.  The proceeds from such insurance are expected to allow us to fully recover the cost of the retirement option.

SARs Exercise Opportunity Deferrals

In connection with the SARs Exercise Opportunity in November 2012, certain Named Executive Officers agreed to defer payments of a portion of his/her Exercise Payment in the following amounts: Mr. Shapard, $2,957,400; Mr. Davis, $473,184; Mr. Clevenger, $473,184; Mr. Greer, $615,139; and Mr. Nye, $147,966. These Named Executive Officers agreed to defer the amounts until the earlier of November 7, 2016 or the occurrence of an event triggering SAR exercisability. These events generally included a change of control, an EFH realization event, a liquidity event or the achievement of certain financial returns as described in the SARs Plan. The deferred amounts were placed in a bankruptcy-remote investment trust.  In July 2014, the O&C Committee approved the early distribution of these deferred amounts and the winding up of the trust. In August 2014, all of the amounts in the trust were distributed and each of the Named Executive Officers received his deferral amount, together with a proportionate share of trust’s aggregate investment earnings.  Distributions were made in the following amounts:  Mr. Shapard $2,989,430; Mr. Davis, $478,309; Mr. Clevenger, $478,309; Mr. Greer, $621,801; and Mr. Nye, $149,569.

Potential Payments upon Termination or Change in Control

The tables and narrative below provide information for payments to Oncor’s Named Executive Officers (or, as applicable, enhancements to payments or benefits) in the event of termination including retirement, voluntary, for cause, death, disability, without cause or change in control of Oncor.  The amounts shown below assume that such a termination of employment and/or change in control occurred on December 31, 2014.

In 2014, all of our executive officers were eligible to receive benefits under the terms of the Change in Control Policy and the Severance Plan, as more fully described following the tables below.  In addition to the provisions of those plans, the Salary Deferral Program provides that all company-matching awards will become automatically vested in the event of a change in control.  The amounts listed in the tables below regarding the Salary Deferral Program only represent the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.  Vested amounts and contributions made to such plan by each Named Executive Officer are disclosed in the Nonqualified Deferred Compensation table above.  For a more detailed discussion of the Salary Deferral Program, see the

Nonqualified Deferred Compensation table above and the narrative following the Nonqualified Deferred Compensation table.

Early retirement benefits under the Oncor Retirement Plan are available to all of our employees upon their attainment of age 55 and achievement of 15 years of accredited service.  Early retirement results in a retirement benefit payment reduction of 4 percent for each full year (and 0.333% for each additional full calendar month) between the date the participant retires and the date the participant would reach age 62.  Benefits under the Supplemental Retirement Plan are subject to the same age and service restrictions, but are only available to our executive officers and certain other key employees.  At December 31, 2014, Messrs. Clevenger, Greer and Nye were not eligible to retire because they had not met the age requirement.  Mr. Shapard participates in the cash balance component of the retirement plans, and because he has satisfied both the age requirement and 10 years of accredited service, he may withdraw his full account balances under each plan upon termination of his employment.  Mr. Davis participates in the traditional defined benefit component of the retirement plans, and because he has satisfied both the age requirement and 15 years of accredited services, he is eligible to retire upon termination of his employment.    Upon achievement of the age and service requirements, executive officers are entitled to receive their full cash account balance upon termination.  No additional potential payments will be triggered by any termination of employment or change in control, and as a result no amounts are reported in the tables below for such retirement plans.  For a more detailed discussion of the retirement plans, see the Pension Benefits table above and the narrative following the Pension Benefits table.

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

1.  Mr. Shapard

Potential Payments to Mr. Shapard Upon Termination ($)

Benefit	Retirement(1)	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(2)	Without Cause or For Good Reason in Connection with Change in Control(3)

Cash Severance	―	―	―	―	―	$ 3,303,433	$ 4,672,244
Executive Annual Incentive Plan	$ 565,811	―	―	$ 565,811	$ 565,811	―	―
Salary Deferral Program	$ 365,925	―	―	$ 469,135	$ 469,135	―	$ 469,135
SARs Plan Dividends(4)	$ 5,456,456	$ 5,456,456	$ 5,456,456	$ 5,456,456	$ 5,456,456	$ 5,456,456	$ 5,456,456
Long-Term Incentive Plan(5)	$ 1,972,267	―	―	$ 1,972,267	$ 1,972,267	$ 1,972,267	$ 1,972,267
Health & Welfare
− Medical/COBRA	―	―	―	―	―	$ 54,883	$ 54,883
− Dental/COBRA	―	―	―	―	―	$ 3,877	$ 3,877
Outplacement Assistance	―	―	―	―	―	$ 40,000	$ 40,000
Totals	$ 8,360,459	$ 5,456,456	$ 5,456,456	$ 8,463,669	$ 8,463,669	$ 10,830,916	$ 12,668,862

_______________

(1)

Mr. Shapard participates in the cash balance component of the Oncor Retirement Plan and the Supplemental Retirement Plan, and because he has reached age 55 and achieved 10 years of accredited service, under the terms of the plans he may withdraw his full account balances under each plan upon termination of his employment for any reason.

(2)	Reflects amounts payable pursuant to the Severance Plan.
(3)

Reflects amounts payable pursuant to the Change in Control Policy.  Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy.  See the narrative immediately following the Potential Payments on Termination tables for additional information.  Amounts reported reflect the immediate vesting of company matching contributions resulting from retirement, death, disability or the occurrence of a change in control.

(4)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable in accordance with the SARs Plan.  Amounts reported represent Mr. Shapard’s dividend account of $5,104,820 as of the SARs exercise, plus interest accumulated on his dividend account through December 31, 2014.

(5)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

2.  Mr. Davis

Potential Payments to Mr. Davis Upon Termination ($)

Benefit	Retirement(1)	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(2)	Without Cause or For Good Reason in Connection with Change in Control(3)

Cash Severance	―	―	―	―	―	$ 649,283	$ 2,169,132
Executive Annual Incentive Plan	$ 221,283	―	―	$ 221,283	$ 221,283	―	―
Salary Deferral Program(4)	$ 151,831	―	―	$ 230,047	$ 230,047	―	$ 230,047
SARs Plan Dividends(5)	$ 873,033	$ 873,033	$ 873,033	$ 873,033	$ 873,033	$ 873,033	$ 873,033
Long-Term Incentive Plan(6)	$ 564,267	―	‒	$ 564,267	$ 564,267	$ 564,267	$ 564,267
Health & Welfare
− Medical/COBRA	―	―	―	―	―	$ 24,571	$ 24,571
− Dental/COBRA	―	―	―	―	―	$ 1,699	$ 1,699
Outplacement Assistance	―	―	―	―	―	$ 25,000	$ 25,000
Totals	$ 1,810,414	$ 873,033	$ 873,033	$ 1,888,630	$ 1,888,630	$ 2,137,853	$ 3,887,749

_________________

(1)	Amounts reported reflect the immediate vesting of company matching contributions resulting from retirement, death, disability or the occurrence of a change in control.
(2)	Reflects amounts payable pursuant to the Severance Plan.
(3)

Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy. See the narrative immediately following the Potential Payments on Termination tables for additional information.

(4)	Amounts reported reflect the immediate vesting of company matching contributions resulting from retirement, death, disability or the occurrence of a change in control.
(5)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable in accordance with the SARs Plan. Amounts reported represent Mr. Davis’s dividend account of $816,771 as of the SARs exercise, plus interest accumulated on his dividend account through December 31, 2014.

(6)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

3.  Mr. Clevenger

Potential Payments to Mr. Clevenger Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	―	―	―	―	$ 624,987	$ 1,462,961
Executive Annual Incentive Plan	―	―	$ 212,987	$ 212,987	―	―
Salary Deferral Program(3)	―	―	$ 261,423	$ 261,423	―	$ 261,423
SARs Plan Dividends(4)	$ 873,033	$ 873,033	$ 873,033	$ 873,033	$ 873,033	$ 873,033
Long-Term Incentive Plan(5)	―	―	$ 547,094	$ 547,094	$ 547,094	$ 547,094
Health & Welfare
− Medical/COBRA	―	―	―	―	$ 36,424	$ 36,424
− Dental/COBRA	―	―	―	―	$ 2,585	$ 2,585
Outplacement Assistance	―	―	―	―	$ 25,000	$ 25,000
Totals	$ 873,033	$ 873,033	$ 1,894,537	$ 1,894,537	$ 2,109,123	$ 3,208,520

_________________

(1)	Reflects amounts payable pursuant to the Severance Plan.
(2)

Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy. See the narrative immediately following the Potential Payments on Termination tables for additional information.

(3)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(4)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable. Amounts reported represent Mr. Clevenger’s dividend account of $816,771 as of the SARs exercise, plus interest accumulated on his dividend account through December 31, 2014.

(5)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

4.  Mr. Greer

Potential Payments to Mr. Greer Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	―	―	―	―	$ 649,283	$ 1,519,849
Executive Annual Incentive Plan	―	―	$ 221,283	$ 221,283	―	―
Salary Deferral Program(3)	―	―	$ 180,638	$ 180,638	―	$ 180,638
SARs Plan Dividends(4)	$ 1,134,943	$ 1,134,943	$ 1,134,943	$ 1,134,943	$ 1,134,943	$ 1,134,943
Long-Term Incentive Plan(5)	―	―	$ 564,267	$ 564,267	$ 564,267	$ 564,267
Health & Welfare
− Medical/COBRA	―	―	―	―	$ 36,589	$ 36,589
− Dental/COBRA	―	―	―	―	$ 2,570	$ 2,570
Outplacement Assistance	―	―	―	―	$ 25,000	$ 25,000
Totals	$ 1,134,943	$ 1,134,943	$ 2,101,131	$ 2,101,131	$ 2,412,652	$ 3,463,856

_________________

(1)	Reflects amounts payable pursuant to the Severance Plan.
(2)

Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy. See the narrative immediately following the Potential Payments on Termination tables for additional information.

(3)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(4)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable in accordance with the SARs Plan. Amounts reported represent Mr. Greer’s dividend account of $1,061,802 as of the SARs exercise, plus interest accumulated on his dividend account through December 31, 2014.

(5)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

5.  Mr. Nye

Potential Payments to Mr. Nye Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	―	―	―	―	$ 708,575	$ 2,371,300
Executive Annual Incentive Plan	―	―	$ 245,575	$ 245,575	―	―
Salary Deferral Program(3)	―	―	$ 171,477	$ 171,477	―	$ 171,477
SARs Plan Dividends(4)	$ 267,915	$ 267,915	$ 267,915	$ 267,915	$ 267,915	$ 267,915
Long-Term Incentive Plan(5)	―	―	$ 635,414	$ 635,414	$ 635,414	$ 635,414
Retention Agreement(6)	―	―	$ 300,000	$ 300,000	$ 300,000	$ 300,000
Health & Welfare
− Medical/COBRA	―	―	―	―	$ 36,424	$ 36,424
− Dental/COBRA	―	―	―	―	$ 2,585	$ 2,585
Outplacement Assistance	―	―	―	―	$ 25,000	$ 25,000
Tax gross up(7)	―	―	―	―	―	$ 1,187,247
Totals	$ 267,915	$ 267,915	$ 1,620,381	$ 1,620,381	$ 1,975,913	$ 4,997,362

_________________

(1)	Reflects amounts payable pursuant to the Severance Plan.
(2)

Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy. See the narrative immediately following the Potential Payments on Termination tables for additional information.

(3)	Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a change in control.
(4)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable. Amounts reported represent Mr. Nye’s dividend account of $250,649 as of the SARs exercise, plus interest accumulated on his dividend account through December 31, 2014.

(5)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.
(6)

In February 2013, Mr. Nye entered into a retention agreement with Oncor that provided for the payment of a one-time cash retention bonus of $300,000 to Mr. Nye contingent upon his continued employment and satisfactory performance of his job duties as directed by Oncor through December 31, 2014.  The bonus was payable in accordance with Oncor’s normal payroll practices or as soon as practicable after December 31, 2014, and was subject to forfeit in the event Mr. Nye was terminated with cause or elected to terminate his employment without good reason prior to December 31, 2014. Pursuant to the terms of the agreement, Mr. Nye was paid $300,000 in January 2015. For more information on this retention agreement, see “Compensation Discussion and Analysis – Individual Named Executive Officers Compensation – Compensation of Other Named Executive Officers – E. Allen Nye, Jr.”.

(7)

The Change in Control Policy provides that if any payments pursuant to the policy would be subject to an excise tax, unless certain conditions are met Oncor will pay the eligible executive a tax gross-up in an amount equal to the amount of the excise taxes and any income taxes on such income taxes. The amount reported reflects the excise tax and income taxes on such excise tax that Oncor would have been required to pay Mr. Nye under the Change in Control Policy as of December 31, 2014.

Change in Control Policy

We maintain a Change in Control Policy for our executive team, which consists of our executive officers and certain non-executive vice presidents.  The purpose of this Change in Control Policy is to provide the payment of transition benefits to eligible executives if:

•	Their employment with the company or a successor is terminated within twenty-four months following a change in control of the company; and
•	They:
-	are terminated without cause, or
-	resign for good reason due to a reduction in salary or a material reduction in the aggregate level or value of benefits for which they are eligible.

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

•

The executive resigns for good reason. Good reason is defined as any of the following being taken without the executive’s consent:  (a) a reduction in the executive’s base salary, other than a broad-based reduction of base salaries of all similarly situated executives of the surviving corporation after a change in control, or subsidiary, as applicable, unless such broad-based reduction only applies to former executives of Oncor; (b) a material reduction in the aggregate level or value of benefits for which the executive is eligible, immediately prior to the change in control (as defined below), other than a broad-based reduction applicable on a comparable basis to all similarly situated executives; (c) a material reduction in the executive’s authority, duties, responsibilities or title, including a material reduction in the budget over which the executive retains authority; or (d) the executive is required to permanently relocate outside of a fifty (50) mile radius of the executive’s principal residence.

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

Our executive officers are eligible to receive the following under the Change in Control Policy:

•

A one-time lump sum cash severance payment in an amount equal to the greater of (i) a multiple (3 times for our chief executive officer, our chief financial officer and our general counsel (Messrs. Shapard, Davis and Nye), and 2 times for each other executive officer) of the sum of the executive’s (a) annualized base salary and (b) annual target incentive award for the year of termination or resignation, or (ii) the amount determined under Oncor’s severance plan for non-executive employees (which pays two weeks of an employee’s pay for every year of service up to the 20th year of service, and three-weeks pay for every year of service above 20 years of service);

•	A cash bonus in an amount equal to a pro rata portion of the executive’s target annual incentive award for the year of termination;
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

•

Outplacement assistance at our expense for 18 months, in the case of Mr. Shapard, and one year, in the case of the other executive officers, up to a maximum of $40,000 for Mr. Shapard, and $25,000 for other executives;

•	Reimbursement of reasonable legal fees and expenses incurred by an executive in disputing in good faith the benefits under the plan, up to a maximum of $250,000;
•	Any vested, accrued benefits to which the executive is entitled under our employee benefits plans, and
•

If any of the severance benefits described in the Change in Control Policy shall result in an excise tax pursuant to Code Sections 280G or 4999 of the Code, payable by the executive, a tax gross-up payment to cover such additional taxes, subject to reduction for certain Section 280G purposes.

The Change in Control Policy contains a one year non-solicitation period and provisions regarding confidentiality and non-disparagement and attaches a form of release agreement that each executive is required to sign prior to receipt of benefits under the policy.  The Change in Control Policy also provides that for a period of one year after a termination contemplated by the plan, a participant may not recruit, solicit, induce or in any way cause any employee, consultant or contractor engaged by Oncor to terminate his/her relationship with Oncor. The Change in Control Policy may be amended by our board of directors or a duly authorized committee of our board of directors at any time, except that any amendments that materially decrease the benefits available to eligible participants cannot be made within 24 months of a change in control or while the company is in the process of negotiating a potential transaction that could constitute a change in control.

Severance Plan

We maintain the Severance Plan for our executive team, which consists of our executive officers and certain non-executive vice presidents.  The purpose of the Severance Plan is to provide benefits to eligible executives who are not eligible for severance pursuant to another plan or agreement (including an employment agreement) and whose employment is involuntarily terminated for reasons other than:

•	Cause (as defined in the Severance Plan);
•	Disability of the employee, if the employee is a participant in our long-term disability plan, or
•	A transaction involving the company or any of its affiliates in which the employee is offered employment with a company involved in, or related to, the transaction.

The Severance Plan provides for severance payments to executives whose employment is involuntarily terminated for reasons other than:

•	Cause, which is defined as either (a) the definition in any executive’s applicable employment agreement or change 126

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

•	Participation in our employee long-term disability plan or any successor plan, or
•	A transaction involving the Company or any of its affiliates in which the executive is offered employment with a company involved in, or related to, the transaction.

Our executive officers are eligible to receive the following under the Severance Plan:

•

For covered executives other than the Chief Executive Officer, a one-time lump sum cash severance payment in an amount equal to the greater of (i) the covered executive’s annualized base salary in effect immediately before the termination, plus the covered executives target annual incentive award for the year of the termination, or (ii) the amount determined under Oncor’s severance plan for non-executive employees;

•

For the Chief Executive Officer, a one-time lump sum cash severance payment in an amount equal to the greater of: (i) (a) a multiple of two times base salary in effect immediately before the termination plus a multiple of two times the target annual incentive award for the year of termination, plus (b) the target annual incentive award for the year of the termination, or (ii) the amount determined under the Oncor Severance Plan for non-executives employees.

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

•

Outplacement assistance at the company’s expense for 18 months, in the case of Mr. Shapard, and one year, in the case of other executive officers, up to a maximum of $40,000 for Mr. Shapard, and $25,000 for other executives,  and

•	Any vested accrued benefits to which the executive is entitled under Oncor’s or EFH Corp.’s employee benefits plans.

In order to receive benefits under the plan, a participant must enter into an agreement and release within 45 days of being notified by us of such participant’s eligibility to receive benefits under the plan. The Severance Plan also provides that for a period of one year after a termination contemplated by the plan, a participant may not recruit, solicit, induce or in any way cause any employee, consultant or contractor engaged by Oncor to terminate his/her relationship with Oncor. The Severance Plan also contains provisions relating to confidentiality and non-disparagement.

Long-Term Incentive Plan

For information concerning change of control and termination payouts for awards granted under the Long-Term Incentive Plan, see the narrative that follows the Grants of Plan- Based Awards – 2014 table.

Risk Assessment of Compensation Policies and Practices

The O&C Committee reviews the compensation policies and practices applicable to Oncor’s employees (both executive and non-executive) annually each February in order to determine whether such compensation policies and practices create risks that are reasonably likely to have a material adverse effect on Oncor. In February 2015 the O&C Committee concluded that current compensatory policies and practices do not create risks that are reasonably likely to have a material adverse effect on Oncor.  In arriving at this conclusion, the O&C Committee discussed with management the various compensation policies and practices of the company and the compensation payable pursuant to each, and evaluated whether the compensation payable under each plan or policy could result in (i) incenting employees to take risks that could result in a material adverse effect to Oncor, or (ii) payments by the company significant enough to cause a material adverse effect to Oncor.

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

•

Our annual cash incentive plans for both executives and non-executives contain maximum payout levels, which help avoid excessive total compensation and reduce the incentive to engage in unnecessarily risky behavior.

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

•

Long-term incentives for eligible employees under the Long-Term Incentive Plan are measured over three years to ensure employees have significant value tied to the long-term performance of the company.

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

Director Compensation

The table below sets forth information regarding the aggregate compensation paid to the members of the board of directors during the fiscal year ended December 31, 2014.  Directors who are officers of Oncor and directors who are not independent directors (as defined in the Limited Liability Company Agreement) do not receive any fees for service as a director.  Oncor reimburses all directors for reasonable expenses incurred in connection with their services as directors.

Name	Fees Earned or Paid in Cash ($)	SARs Exercise Opportunity Interest Accrual on Dividends ($)(1)	Total ($)
Nora Mead Brownell (2)	$170,000	―	$170,000
Thomas M. Dunning (3)	$283,000	$937	$283,937
Robert A. Estrada (4)	$248,000	$234	$248,234
Rhys Evenden (5)	―	―	―
Monte E. Ford (6)	$150,000	$937	$150,937
Thomas D. Ferguson	―	―	―
Printice L. Gary (7)	$253,000	―	$253,000
William T. Hill, Jr. (8)	$268,000	―	$268,000
Jeffrey Liaw (9)	―	―	―
Timothy A. Mack (10)	$203,875	―	$203,875
Rheal R. Ranger (5)	―	―	―
Robert S. Shapard	―	―	―
Richard W. Wortham III (11)	$248,000	$468	$248,468
Steven J. Zucchet	―	―	―

_______________

(1)

Under the Director SARs Plan, dividends that are paid in respect of Oncor membership interests while the SARs are outstanding are credited to the SARs holder’s account as if the SARs were units of Investment LLC, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control.  In November 2012 our board of directors accepted for early exercise all outstanding SARs issued under the Director SARs Plan upon the same terms as the SARs Exercise Opportunity offered to management.  As part of such exercise, each participant in the Director SARs Plan agreed that he would be entitled to no further dividend accruals after the date of such exercise, but that the dividend account would accumulate interest until such dividends became payable pursuant to the SARs Plan.  Amounts in this column include interest accruals in 2014 for each Director SARs Plan participant.

(2)

Ms. Brownell resigned from our board of directors effective February 12, 2014, and Printice L. Gary was appointed to our board of directors as her successor.  In recognition of Ms. Bownell’s service as a special independent director to Oncor, in July 2014, Ms. Brownell was paid $170,000, the amount she would have received in director fees for her service in 2014.

(3)

Mr. Dunning’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director, (b) $12,500 for serving as our lead independent director, and (c) $20,000 for the extra service required of directors in 2014, as discussed in more detail in the narrative immediately following this table. Amounts include fees payable for service in the fourth quarter of 2014, which were paid in January 2015. Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears,  as a fee for serving on the Oncor Holdings board of directors.

(4)

Mr. Estrada’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director, (b) $3,750 for serving as chair of the Audit Committee of our board of directors, and (c) $20,000 for the extra service required of directors in 2014, as discussed in more detail in the narrative immediately following this table. Amounts include fees payable for service in the fourth quarter of 2014, which were paid in January 2015. Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

(5)

Mr. Evenden joined our board of directors effective October 21, 2014, replacing Rheal R. Ranger as one of the directors appointed by Texas Transmission pursuant to its rights set forth in the LLC Agreement. Neither Mr. Ranger nor Mr. Evenden received any compensation from Oncor for serving on our board of directors.

(6)

Mr. Ford resigned from our board of directors effective February 25, 2014, and Timothy A. Mack was appointed to our board of directors as his successor.  In recognition of Mr. Ford’s service as an independent director to Oncor, in February 2014 Mr. Ford was paid $150,000, the amount he would have received in director fees for his service in 2014.

(7)

Mr. Gary’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director, (b) $5,000 for serving as a special independent director, and (c) $20,000 for the extra service required of directors in 2014, as discussed in more detail in the narrative immediately following this table.  Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

(8)

Mr. Hill’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director, (b) $5,000 for serving as a special independent director, (c) $3,750 for serving as chair of the Nominating & Governance Committee of our board of directors, and (d) $20,000 for the extra service required of directors in 2014, as discussed in more detail in the narrative immediately following this table. Amounts include fees payable for service in the fourth quarter of 2014, which were paid in January 2015. Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

(9)	Mr. Liaw submitted his resignation from our board of directors on January 22, 2015. Mr. Liaw did not receive any compensation for serving as a member of our board of directors.
(10)

Mr. Mack was appointed to our board of directors as Mr. Ford’s successor effective February 25, 2014. His appointment occurred after our board of directors’ February board meetings, and as a result Mr. Mack received a prorated director’s fee for his service in the first quarter of 2014. His “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $19,125 for the first quarter of 2014, and $38,250 for each remaining quarter for his service as a director, and (b) $10,000 for the first quarter of 2014 and $20,000 for each remaining quarter for the extra service required of directors in 2014, as discussed in more detail in the narrative immediately following this table. Amounts include fees payable for service in the fourth quarter of 2014, which were paid in January 2015. Amounts do not include an additional $14,875 paid in arrears in quarterly installments of $2,125 for the first quarter and $4,250 for the remaining quarters of 2014, to Mr. Mack as a fee for serving on the Oncor Holdings board of directors.

(11)

Mr. Wortham’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director, (b) $3,750 for serving as chair of the O&C Committee of our board of directors, and (c) $20,000 for the extra service required of directors in 2014, as discussed in more detail in the narrative immediately following this table. Amounts include fees payable for service in the fourth quarter of 2014, which were paid in January 2015. Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

The O&C Committee determines compensation for independent directors that serve on the board of directors. All director fees are paid quarterly, in arrears. For 2014, each of our independent directors serving in such role as of the end of the first quarter of 2014 received a quarterly fee of $38,250 for service on our board of directors, and an additional quarterly fee of $4,250 for service on the Oncor Holdings’ board of directors, except Mr. Mack who received a prorated quarterly fee of $19,125 for service on our board of directors for the first quarter of 2014, and an additional prorated quarterly fee of $2,125 for service on the Oncor Holdings’ board of directors for the first quarter of 2014.

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

Our independent directors may also receive an additional potential annual cash payment of up to $80,000, paid quarterly, in arrears, as may be determined in the discretion of the board of directors during the fourth quarter of each calendar year in recognition of the additional time commitments and responsibilities to Oncor business matters expected to be required of independent directors in the following calendar year. In the fourth quarter of each of 2013 and 2014, the board of directors approved such an additional annual cash payment to the independent directors for each of the 2014 and 2015 calendar years, respectively, each in the amount of $80,000, payable in four equal installments following the end of each calendar quarter in recognition of the additional time commitments and responsibilities expected to be required of them in that calendar year. Each of our independent directors serving in such role as of the end of each quarter of 2014 received an additional quarterly cash payment of $20,000, paid in arrears, except Mr. Mack who did not join our board of directors until February 25, 2014, and therefore received a prorated payment of $10,000 for his first quarter of service.

In October 2014, the O&C Committee engaged PricewaterhouseCoopers LLP to conduct a competitive market analysis of independent directors compensation, using the same peer group and methodology used in the October 2014 analysis of executive compensation. See “Executive Compensation - Compensation Discussion and Analysis – Overview – Market Data” for a description of this peer group and methodology.  No changes to director compensation were made as a result of this review.

Our LLC Agreement provides that each of the Sponsor Group and Texas Transmission has the right to appoint two directors to our board of directors. None of those four director positions (currently held by Messrs. Evenden, Ferguson and Zucchet); the remaining position is vacant) receives compensation from us for his service as a director. In addition, Mr. Shapard, our CEO, does not receive additional compensation for serving on the board of directors.

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

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED EQUITY HOLDER MATTERS

Equity Compensation Plan Information

The following table presents information concerning the Stock Appreciation Rights Plan and Director Stock Appreciation Rights Plan (collectively, the Plans) at December 31, 2014.  In 2012, our board of directors accepted for early exercise all outstanding SARs issued under the Plans and effectively terminated further use of the plans for SARs issuances.  These plans remain in effect solely for the limited purpose of the timing of the certain payments related to the early exercise of all outstanding SARs.  The early exercise was permitted by our board of directors pursuant to the provision of the SARs Plan that permits the board to accelerate the vesting and exercisability of SARs.  The early exercise of SARs entitled each participant in the SARs Plan to: (1) an exercise payment equal to the number of SARs exercised multiplied by the difference between $14.54 and the base price of the SARs (as stated in the award letter for each SARs grant); and (2) the accrual of interest on all dividends declared to date with respect to the SARs, but no further dividend accruals.  Under both Plans, dividends that are paid in respect of Oncor membership interests while the SARs were outstanding were credited to the SARs holder’s account as if the SARs were units, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency, a change in control, or the exercise of the SARs.  As part of their exercise agreements, participants in the Plans agreed that no further dividends would accrue, and that instead interest would accrue on all dividends declared to date, with both interest and dividend amounts becoming payable at the time dividends become payable pursuant to the terms of the Plans.  Additionally, certain executive officers agreed to defer payment of a portion of his/her Exercise Payment until the earlier of November 7, 2016 or the occurrence of an event triggering SAR exercisability pursuant to Section 5(c)(ii) of the SARs Plan.  These deferred payments totaled approximately $6 million in the aggregate.

There were no SARs outstanding under either plan in 2014, and our board of directors has indicated that it does not intend to issue SARs under either plan in the future.  For a discussion of the Plans and the 2012 exercise and settlement of all SARs, see “Executive Compensation — Compensation Discussion & Analysis — Compensation Elements — Long-Term Incentives — Stock Appreciation Rights Settlement,” “Executive Compensation – Director Compensation – Director SARs Plan Settlement,” and Note 10 to Financial Statements.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by the security holders (1) (2)	―	―	―
Equity compensation plans not approved by the security holders	―	―	―
Total	―	―	―

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

Security Ownership of Equity Interests of Oncor of Certain Beneficial Owners and Management

The following table lists the number of limited liability company units (LLC Units) of Oncor beneficially owned by our directors and current executive officers and the holders of more than 5% of our LLC Units at February 26, 2015.

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

Name	Amount and Nature of Beneficial Ownership	Percent of Class

Oncor Electric Delivery Holdings Company LLC (1)(2)(3)(4)(5)	508,191,492	80.03%
Texas Transmission Investment LLC (6)	125,412,500	19.75%
Name of Director or Executive Officer

Don J. Clevenger (7)	1,396,008	(10)
David M. Davis (7)	1,396,008	(10)
Thomas M. Dunning (7)	1,396,008	(10)
Robert A. Estrada (7)	1,396,008	(10)
Rhys Evenden (8)	―	―
Thomas D. Ferguson (4)	508,191,492	80.03%
Printice L. Gary	―	―
James A. Greer (7)	1,396,008	(10)
William T. Hill, Jr.	―	―
Timothy A. Mack	―	―
Allen Nye, Jr. (7)	1,396,008	(10)
Robert S. Shapard (7)	1,396,008	(10)
Richard W. Wortham III (7)	1,396,008	(10)
Steven J. Zucchet (9)	―	―
All current directors and executive officers as a group (17 persons)	509,587,500	80.25%

________________

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

(2)

EFIH has pledged 100% of its equity interests in Oncor Holdings to holders of certain of its secured notes as security for such notes.  See Note 2 to Financial Statements for a discussion of the EFH Bankruptcy Proceedings and the proposed change in control of Oncor’s indirect majority owner in connection with such proceedings.

(3)

The TPG Funds (as defined below) beneficially own 302,923,439.752 units of Texas Capital, representing 27.01% of the outstanding units, including (i) 271,639,218.931 units held by TPG Partners V, L.P., a Delaware limited partnership (TPG Partners V), whose general partner is TPG GenPar V, L.P., a Delaware limited partnership (TPG GenPar V), whose general partner is TPG GenPar V Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership (TPG Holdings), (ii) 29,999,994.650 units held by TPG Partners IV, L.P., a Delaware limited partnership (TPG Partners IV), whose general partner is TPG GenPar IV, L.P., a Delaware limited partnership, whose general partner is TPG GenPar IV Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings, (iii) 710,942.673 units held by TPG FOF V-A, L.P., a Delaware limited partnership (TPG FOF A), whose general partner is TPG GenPar V and (iv) 573,283.498 units held by TPG FOF V-B, L.P., a Delaware limited partnership (TPG FOF B and, together with TPG Partners V, TPG Partners IV and TPG FOF A, the TPG Funds), whose general partner is TPG GenPar V. The general partner of TPG Holdings is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (Group Advisors).  David Bonderman and James G. Coulter are officers and sole shareholders of Group Advisors and may therefore be deemed to beneficially own the units held by the TPG Funds.  David Bonderman is also a manager of Texas Capital.  Messrs. Bonderman and Coulter disclaim beneficial ownership of the LLC Units held by Oncor Holdings except to the extent of their pecuniary interest therein.  The address of Group Advisors and Messrs. Bonderman and Coulter is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(4)

GS Capital Partners VI Fund, L.P., GSCP VI Offshore TXU Holdings, L.P., GSCP VI Germany TXU Holdings, L.P., GS Capital Partners VI Parallel, L.P., GS Global Infrastructure Partners I, L.P., GS Infrastructure Offshore TXU Holdings, L.P. (GSIP International Fund), GS Institutional Infrastructure Partners I, L.P., Goldman Sachs TXU Investors L.P. and Goldman Sachs TXU Investors Offshore Holdings, L.P. (collectively, Goldman Entities) beneficially own 303,049,945.954 units of Texas Capital, representing 27.02% of the outstanding units.  Affiliates of The Goldman Sachs Group, Inc. (Goldman Sachs) are the general partner, managing general partner or investment manager of each of the Goldman Entities, and each of the Goldman Entities shares voting and investment power with certain of their respective affiliates.   Each of Goldman Sachs and the Goldman Entities disclaims beneficial ownership of such LLC Units except to the extent of its pecuniary interest therein. Mr. Ferguson is a manager of Texas Capital and an executive with an affiliate of Goldman Sachs.  By virtue of his position in relation to Texas Capital and the Goldman Entities, Mr. Ferguson may be deemed to have beneficial ownership with respect to the units of Texas Capital held by the Goldman Entities.  Mr. Ferguson disclaims beneficial ownership of the LLC Units held by Oncor Holdings except to the extent of his pecuniary interest in those units.  The address of each entity and individual listed in this footnote is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York 10004.

(5)

KKR 2006 Fund L.P., KKR PEI Investments, L.P., KKR Partners III, L.P., KKR North American Co-Invest Fund I L.P., KKR Reference Fund Investments L.P. and TEF TFO Co-Invest, LP (collectively, KKR Entities) beneficially own 415,473,419.680 units of Texas Capital, representing 37.05% of the outstanding units.  The KKR Entities disclaim beneficial ownership of any of our LLC Units in which they do not have a pecuniary interest.  KKR & Co. L.P., as the holding company of affiliates that directly or indirectly control the KKR Entities, other than KKR Partners III, LP., may be deemed to share voting and dispositive power with respect to the LLC Units beneficially owned by such KKR Entities, but disclaims beneficial ownership of such LLC Units except to the extent of its pecuniary interest in those LLC Units.  As the designated members of KKR Management LLC (which is the general partner of KKR & Co. L.P.) and the managing members of KKR III GP LLC (which is the general partner of KKR Partners III, L.P.), Henry R. Kravis and George R. Roberts may be deemed to share voting and dispositive power with respect to the LLC Units beneficially owned by the KKR Entities but disclaim beneficial ownership of such LLC Units except to the extent of their pecuniary interest in those LLC Units.  The address of each entity and individual listed in this footnote is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, New York 10019.

(6)

Texas Transmission Investment LLC (Texas Transmission) beneficially owns 125,412,500 LLC Units of Oncor.  The sole member of Texas Transmission is Texas Transmission Holdings Corporation (TTHC).  The address of each of Texas Transmission and TTHC is 1105 North Market Street, Suite 1300, Wilmington, DE 19801.  BPC Health Corporation (BPC Health) and Borealis Power Holdings Inc. (Borealis Power) may be deemed, as a result of their ownership of 49.5% of the shares of Class A Common Stock of TTHC (Class A Shares) and 49.5% of the shares of Class B Common Stock of TTHC (Class B Shares), respectively, and certain provisions of TTHC’s Shareholders Agreement (which provide that BPC Health and Borealis Power, when acting together with Cheyne Walk Investment Pte Ltd (Cheyne Walk) or Hunt Strategic Utility Investment, L.L.C. (Hunt Strategic), may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission.  OMERS Administration Corporation (OAC) beneficially owns BPC Health and, therefore, OAC may also be deemed to have beneficial ownership of such LLC Units.  Borealis Power is wholly-owned by Borealis Infrastructure Corporation and Borealis Management Trust owns 70% of the voting shares of Borealis Infrastructure Corporation.  The trustee of Borealis Management Trust is Borealis Infrastructure Holdings Corporation and, therefore, Borealis Infrastructure Holdings Corporation may also be deemed to have beneficial ownership of such LLC Units.  The address of OAC is One University Avenue, Suite 700, Toronto, Ontario M5J 2P1, Canada.  The address of Borealis Infrastructure Holdings Corporation is 333 Bay Street, Suite 2400, Toronto, Ontario, M5H 2T6, Canada.  Cheyne Walk Investment Pte Ltd (Cheyne Walk) may be deemed, as a result of its ownership of 49.5% of each of the Class A Shares and the Class B Shares, and certain provisions of TTHC’s Shareholders Agreement (which provide that Cheyne

Walk, when acting together with BPC Health and Borealis Power or Hunt Strategic, may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. Cheyne Walk is managed and controlled by GIC Special Investments Pte Ltd (GICSI). GICSI is wholly owned by GIC Private Limited (GIC), and is the private equity and infrastructure investment arm of GIC. GIC is an investment management company established to manage Singapore’s reserves and is wholly owned by the Government of Singapore.  The address of each of Cheyne Walk, GICSI and GIC is 168 Robinson Road, #37-01, Capital Tower, Singapore 068912. Hunt Strategic Utility Investment, L.L.C. (Hunt Strategic) may be deemed, as a result of its ownership of 1% of each of the Class A Shares and the Class B Shares, and certain provisions of TTHC’s Shareholders Agreement (which provide that Hunt Strategic, when acting together with BPC Health and Borealis Power or Cheyne Walk, may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission.  Ray L. Hunt (Hunt) beneficially owns Hunt Strategic and therefore Hunt may also be deemed to have beneficial ownership of such LLC Units.  The address of each of Hunt Strategic and Hunt is 1900 North Akard, Dallas, Texas 75201.

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

(8)

Mr. Evenden is a Senior Vice President of GICSI and a Director of TTHC.  Mr. Evenden does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units held by Texas Transmission. The address of Mr. Evenden is c/o GIC Special Investments Pte Ltd, 335 Madison Avenue, 24th Floor, New York, NY 10017.

(9)

Mr. Zucchet is Senior Vice President of Borealis Infrastructure Management Inc., a Director and Senior Vice President of TTHC and a Senior Vice President of Borealis Power. Mr. Zucchet does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units held by Texas Transmission. The address of Mr. Zucchet is c/o Borealis Infrastructure Management Inc., Royal Bank Plaza, South Tower, 200 Bay Street, Suite 2100, Toronto, ON M5J 2J2 Canada.

(10)	Less than 1% beneficial ownership.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Transactions with TCEH

We record revenue from TCEH, principally for electricity delivery fees, which totaled $971 million, $967 million and $962 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The fees are based on rates regulated by the PUCT that apply to all REPs.  These revenues included approximately $2 million for each of the years ended December 31, 2014, 2013 and 2012 pursuant to a transformer maintenance agreement with TCEH.  The balance sheets at December 31, 2014 and 2013 reflect accounts receivable from affiliates totaling $118 million ($52 million of which was unbilled) and $135 million ($56 million of which was unbilled), respectively, primarily consisting of trade receivables from TCEH related to these electricity delivery fees.

Under Texas regulatory provisions, the trust fund for decommissioning TCEH’s Comanche Peak nuclear generation facility is funded by a delivery fee surcharge we collect from REPs and remit monthly to TCEH.  Delivery fee surcharges totaled $17 million for the year ended December 31, 2014 and $16 million for each of the years ended December 31, 2013 and 2012.  Our sole obligation with regard to nuclear decommissioning is as the collection agent of funds charged to ratepayers for nuclear decommissioning activities.  If, at the time of decommissioning, actual decommissioning costs exceed available trust funds, we would not be obligated to pay any shortfalls but would be required to collect any rates approved by the PUCT to recover any additional decommissioning costs.  Further, if there were to be a surplus when decommissioning is complete, such surplus would be returned to ratepayers under terms prescribed by the PUCT.

Our PUCT-approved tariffs include requirements to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Bondco.  Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods.  Accordingly, at both December 31, 2014 and 2013, TCEH had posted letters of credit each in the amount of $9 million for our benefit.

Prior to August 2012, we recognized interest income from TCEH under an agreement related to our generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Bondco.  This interest income, which served to offset our interest expense on the transition bonds, totaled $16 million for the year ended December 31, 2012.  Also prior to August 2012, we received reimbursement under a note receivable from TCEH for incremental amounts payable related to income taxes as a result of delivery fee surcharges related to the transition bonds.  Amounts received under the note receivable for the year ended December 31, 2012 totaled $20 million.  See “Sale of TCEH Reimbursement Agreements to EFIH” below for more information regarding the halt of this interest income and note receivable.

Sale of TCEH Reimbursement Agreements to EFIH

Until August 2012, we were party to two agreements with TCEH related to certain generation-related regulatory assets that were securitized through the issuance of transition bonds by Bondco.  One agreement provided for the reimbursement to us by TCEH of our interest expense on the transition bonds, which we recognized as interest income when received.  The interest income, which served to offset our interest expense on the transition bonds, totaled $16 million for the year ended December 31, 2012. The second agreement consisted of a noninterest bearing note receivable from TCEH to reimburse us for incremental income taxes payable as a result of delivery fee surcharges to customers related to transition bonds.

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

Services Provided by EFH Subsidiaries

EFH Corp. subsidiaries charge us for certain administrative services at cost.  These costs, which are reported in operation and maintenance expenses, totaled $32 million, $30 million and $32 million for the years ended December 31, 2014, 2013 and 2012, respectively, and include the administrative fees paid to EFH Corp. as discussed under “Health and Welfare Benefit Agreements” below.

Services Provided to EFH Subsidiaries

Subsidiaries of EFH Corp. paid us $303,000, $143,000 and $173,000 for the years ended December 31, 2014, 2013 and 2012, respectively, with respect to services we provided to EFH Corp. subsidiaries (excluding revenue, including electricity delivery fees, collected from TCEH).  These services included waste management, relocations, various studies and other services for the years ended December 31, 2014, 2013 and 2012.

Real Estate Transactions/Shared Facilities

We and EFH Corp. subsidiaries also bill each other for shared facilities.  Our payments to EFH Corp. and/or its subsidiaries with respect to shared facilities (including lease payments, utilities and telecommunications equipment) totaled $4 million for each of the years ended December 31, 2014 and 2013 and $5 million for the year ended December 31, 2012.  Payments we received from EFH Corp. and/or its subsidiaries with respect to shared facilities totaled $2 million for each of the years ended December 31, 2014, 2013 and 2012.

Pension and OPEB Plans

We participate in and have liabilities under the Oncor Retirement Plan and the EFH Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code), and are subject to the provisions of ERISA.  Employees do not contribute to either plan.  Until July 1, 2014, we also participated in the health care and life insurance benefit plan, the EFH OPEB Plan, offered by EFH Corp. to eligible employees of EFH Corp. and its subsidiaries and their eligible dependents upon the retirement of such employees from us.  See “Health and Welfare Benefit Agreements” below regarding the transfer of retirees from the EFH OPEB Plan to the Oncor OPEB Plan effective July 1, 2014).  In 2014, 2013 and 2012, we made cash contributions to the pension plans totaling $68 million, $9 million and $93 million, respectively, and to the OPEB plans totaling $18 million, $11 million and $11 million, respectively.  These amounts include our payments to the plans with respect to pension and OPEB obligations for certain employees of EFH Corp.’s predecessor at the time of deregulation of the Texas electricity market.  PURA allows for our recovery of those costs and, as a result, in 2005 we entered into an agreement with EFH Corp.’s predecessor to assume those costs.

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

For additional information on pension and OPEB plans, see Note 10 to Financial Statements.

Health and Welfare Benefit Agreements

We previously participated in the Energy Future Holdings Health and Welfare Benefit Program, pursuant to which we provided employee benefits to our workforce.  In October 2013, we notified EFH Corp. of our intention to withdraw from the benefit program, effective June 30, 2014, and entered into an agreement with EFH Corp. pursuant to which we agreed to pay EFH Corp. (i) $1 million, to reimburse EFH Corp. for its increased costs of providing benefits under the program as a result of our withdrawal from the program, and (ii) an administrative fee of $100,000, to compensate EFH Corp. for the additional administrative work required of EFH Corp. in order to effectuate our withdrawal from the benefit program and transition to a new benefit program.  These amounts were paid in a lump sum on June 30, 2014, the effective date of our withdrawal from the EFH Corp. benefit program and are included in the administrative services costs paid to EFH Corp. as discussed above under “Services Provided by EFH Subsidiaries.”

In April 2014, in connection with our withdrawal from the EFH Corp. health and welfare program, we entered into an agreement with EFH Corp. pursuant to which we agreed to transfer to the new Oncor retiree benefit plan effective July 1, 2014 certain current and future retirees of Oncor and EFH Corp. whose employment included service with both Oncor (or a predecessor regulated electric business) and a non-regulated business of EFH Corp. Pursuant to that agreement, EFH Corp. agreed to reimburse us for its portion of the liability for retiree benefits for those retirees.  In addition, the agreement provides that EFH Corp. will pay us an annual administration fee of $60,000, payable on the first day of the applicable plan year, for our administrative services relating to the plan.  In addition, the agreement provides that effective January 1, 2016, the $60,000 annual fee shall be increased each year by the percentage increase in the Consumer Price Index for the preceding year.  These administration fees will be reported in “Services Provided to EFH Subsidiaries” above.

Limited Partnership Interest

We have a 19.5% limited partnership interest, with a carrying value of zero at December 31, 2014, 2013 and 2012, in an EFH Corp. subsidiary holding principally software-related assets.  Equity losses related to this interest are reported in other deductions and totaled zero in each of the years ended December 31, 2014 and 2013 and less than $1 million for the year ended December 31, 2012.  The equity loss for the year ended December 31, 2012 primarily represents amortization of software assets held by the subsidiary.

Potential Exposure in the EFH Bankruptcy Proceedings

On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries that are members of the Texas Holdings Group, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the US Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed in Note 1 to Financial Statements mitigate our potential exposure to the EFH Bankruptcy Proceedings.

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

At December 31, 2014, we had receivables from members under the agreement related to federal income taxes totaling $180 million ($144 million due from EFH Corp. and $36 million due from Texas Transmission and Investment LLC) and a current Texas margin tax payable to EFH Corp. totaling $24 million.  At December 31, 2013, we had receivables from members under the agreement related to federal income taxes totaling $23 million ($18 million due from EFH Corp. and $5 million due from Texas Transmission and Investment LLC) and a current payable to EFH Corp. related to Texas margin taxes totaling $23 million.

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

We  made in lieu of income tax payments totaling $291 million (including $54 million in federal income tax-related payments to members other than EFH Corp.) in the year ended December 31, 2014.  We made in lieu of income tax payments totaling $101 million (including $11 million in federal income tax-related payments to members other than EFH Corp.) in the year ended December 31, 2013.  On a net basis, we received income tax refunds from members of $2 million (including $5 million in refunds from members other than EFH Corp.) in the year ended December 31, 2012.

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

SARS Exercise Agreements

In November 2012, our board of directors accepted for early exercise all outstanding SARs issued under the SARs Plan and the Director SARs Plan. The early exercise was completed pursuant to the provision of the plans that permits the board to accelerate the vesting and exercisability of SARs.  Each of our executive officers and certain of our independent directors (Messrs. Dunning, Estrada, Ford and Wortham) were participants in the SARs early exercise in 2012. In connection with the early exercise, each participant in the plans entered into an exercise agreement that entitled each participant to: (1) an exercise payment (Exercise Payment) equal to the number of SARs exercised multiplied by the difference between $14.54 and the base price of the SARs (as stated in the award letter for each SARs grant); and (2) the accrual of interest on all dividends declared to date with respect to the SARs, but no further dividend accruals.  As a result of the early exercise, in 2012 we paid an aggregate of approximately $64 million related to Exercise Payments ($57 million charged to expense), $35 million of which was attributable to our executive officers and $250,000 of which was attributable to independent directors that participated in the Director SARs Plan.  We also began accruing interest on approximately $18 million in aggregate dividend.  In the years ended December 31, 2014, 2013 and 2012, we recognized $731,000,  $1,807,000 and $338,000, respectively, in accretion and interest related to dividends with respect to executive officers’ dividend accounts, and $3,000, $3,000 and $1,000, respectively, with respect to Director SARs Plan accounts.

Additionally, certain executive officers, including all of our current executive officers, agreed in their exercise agreements to defer payment of a portion of his/her Exercise Payment until the earlier of November 7, 2016 or the occurrence of an event triggering SAR exercisability pursuant to Section 5(c)(ii) of the SARs Plan.  These deferred payments totaled approximately $6 million in the aggregate for 2012 executive officers.  In July 2014, the Organization & Compensation Committee of our board of directors approved the winding up of the trust containing these deferred payments and the distribution of amounts held in the trust to the participants, plus each officer’s proportionate share of the trust’s aggregate investment earnings.  The trust was terminated, and these amounts were distributed, in August 2014.

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

In July 2010, our board of directors created the position of Lead Independent Director and appointed Mr. Dunning to serve in that role.  On April 30, 2014, Mr. Dunning’s Lead Independent Director appointment was reconfirmed.  The Lead Independent Director presides at meetings of the independent directors, serves as a liaison to the EFH Corp. board of directors, and performs such duties and responsibilities as may be specified by the board.

Our board of directors has designated an Audit Committee, Nominating and Governance Committee and Organization and Compensation Committee to exercise certain powers and authorities of the board of the directors.  Members of these committees are not required by our Limited Liability Company Agreement or board of directors to meet any independence standards.  Mr. Zucchet has served on the Organization and Compensation Committee since May 5, 2010 and Mr. Liaw served on such committee from its inception until his resignation from our board of directors on January 22, 2015.  Mr. Ranger, who was appointed by Texas Transmission to our board of directors in October 2012, was appointed to the audit committee effective January 9, 2013 and served on such committee until Texas Transmission replaced Mr. Ranger on our board of directors with Mr. Evenden in October 2014.  Mr. Evenden was appointed to the Audit Committee effective October 21, 2014.  Mr. Ferguson and Mr. Zucchet were appointed to the Nominating and Governance Committee effective February 15, 2011.  None of Messrs. Evenden, Ferguson, Liaw, Ranger or Zucchet qualifies as an independent director for purposes of our Limited Liability Company Agreement.

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Our Audit Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules.  All services performed in 2014 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (Deloitte & Touche) were pre-approved by our Audit Committee.

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

For the years ended December 31, 2014 and 2013, fees billed (in US dollars) to us by Deloitte & Touche were as follows:

	Years Ended December 31,
	2014	2013

Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$2,662,000	$2,402,000
Audit-Related Fees. Fees for services including internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.	130,000	155,000
Tax Fees. Fees for tax compliance, tax planning and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	-	-
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, and litigation and rate review assistance.	-	-
Total	$2,792,000	$2,557,000

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

4(p)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer’s Certificate, dated September 13, 2010, establishing the terms of Oncor’s 5.25% Senior Secured Notes due 2040.
4(q)	333-100240 Form 8-K (filed October 12, 2010)	4.1	—	Officer’s Certificate, dated October 8, 2010, establishing the terms of Oncor’s 5.00% Senior Secured Notes due 2017 and 5.75% Senior Secured Notes due 2020.
4(r)	333-100240 Form 8-K (filed November 23, 2011)	4.1	—	Officer’s Certificate, dated November 23, 2011, establishing the terms of Oncor’s 4.55% Senior Secured Notes due 2041.

4(s)	333-100240 Form 8-K (filed May 18, 2012)	4.1	—	Officer’s Certificate, dated May 18, 2012, establishing the terms of Oncor’s 4.10% Senior Secured Notes due 2022 and Oncor’s 5.30% Senior Secured Notes due 2042.
4(t)	333-100240 Form 8-K (filed May 13, 2013)	4.1	—	Registration Rights Agreement, dated May 13, 2013, among Oncor and the representatives of the initial purchasers of the additional 4.55% Senior Secured Notes due 2041.
4(u)	333-100240 Form 8-K (filed May 13, 2014)	4.1	—	Officer’s Certificate dated May 13, 2014, establishing the terms of Oncor’s 2.15% Senior Secured Notes due 2019.
4(v)	333-100240 Form 8-K (filed May 13, 2014)	4.2	—	Registration Rights Agreement, dated May 13, 2014, among Oncor and the representatives of the initial purchasers of Oncor’s 2.15% Senior Secured Notes due 2019.

(10)	Material Contracts.
	Management Contracts; Compensatory Plans, Contracts and Arrangements
10(a)	333-100240 2007 Form 10-K (filed March 31, 2008)	10(i)	—	Oncor Electric Delivery Company LLC Non-employee Director Compensation Arrangement.
10(b)	333-100240 Form 8-K (filed February 23, 2009)	10.1	—	Form of Management Stockholder Agreement (Senior Management Form).
10(c)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(l)	—	Form of Director Stockholder’s Agreement.
10(d)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(m)	—	Form of Director Sale Participation Agreement.
10(e)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(n)	—	Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan.
10(f)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(o)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Director Stock Appreciation Rights Plan.
10(g)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(p)	—	2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its affiliates.
10(h)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(q)	—	Form of Sale Participation Agreement (Management Form).
10(i)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(r)	—	Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan.
10(j)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(s)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Stock Appreciation Rights Plan.

10(k)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(p)	—	Oncor Salary Deferral Program.
10(l)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(q)	—	Oncor Supplemental Retirement Plan.
10(m)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(w)	—	Oncor Electric Delivery Company LLC Executive Change in Control Policy.
10(n)	333-100240 Form 10-Q (filed August 1, 2014)	10(b)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Change in Control Policy.
10(o)	333-100240 Form 8-K (filed October 24, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Second Amended and Restated Executive Change in Control Policy.
10(p)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(x)	—	Oncor Electric Delivery Company LLC Executive Severance Plan and Summary Plan Description.
10(q)	333-100240 Form 10-Q (filed August 1, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Severance Plan and Summary Plan Description.
10(r)	333-100240 Form 10-Q (filed July 29, 2011)	10(a)	—	Oncor Electric Delivery Company LLC Third Amended and Restated Executive Annual Incentive Plan.
10(s)	333-100240 2012 Form 10-K (filed February 19, 2013)	10(s)	—	Retention Agreement, effective as of February 12, 2013, between Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.
10(t)	333-100240 2012 Form 10-K (filed February 19, 2013)	10(t)	—	Oncor Electric Delivery Company LLC Long-Term Incentive Plan.
10(u)	333-100240 2012 Form 10-K (filed February 19, 2013)	10(u)	—	Form of Oncor Electric Delivery Company LLC Long-Term Incentive Plan Award Agreement.
10(v)	333-100240 Form 8-K (filed October 7, 2013)	10.1	—	Form of Director and Officer Indemnification Agreement.
10(w)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(r)	—	Oncor Split-Dollar Life Insurance Program.
10(x)	333-100240 Form 8-K (filed February 20, 2015)	10.1	—	Retention Agreement, effective as of February 17, 2015, between Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.
10(y)			—	Amendment No. 1 to the Salary Deferral Program, effective as of February 25, 2015.

Credit Agreements
10(z)	333-100240 Form 8-K (filed October 11, 2011)	10.1	—

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

10(aa)	333-100240 Form 8-K (filed May 15, 2012)	10.1	—

Joinder Agreement, dated as of May 15, 2012, by and among Oncor, as Borrower, JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement, swingline lender and fronting bank, Barclays Bank PLC, Bank of America, N.A., Citibank, N.A. and The Royal Bank of Scotland PLC, as fronting banks, and each party identified as an “Incremental Lender” on the signature pages thereto.

Other Material Contracts
10(ab)	333-100240 2004 Form 10-K (filed March 23, 2005)	10(i)	—

Agreement, dated as of March 10, 2005, by and between Oncor Electric Delivery Company LLC and certain TXU Energy Company LLC affiliates allocating to Oncor Electric Delivery Company LLC the pension and post-retirement benefit costs for all Oncor Electric Delivery Company LLC employees who had retired or had terminated employment as vested employees prior to January 1, 2002.

10(ac)	333-100240 Form 10-Q (filed November 6, 2008)	10(b)	—

Amended and Restated Tax Sharing Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Oncor Management Investment LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(ad)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUCT in Docket No. 34077.
10(ae)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(fff)	—	Amendment to Stipulation Regarding Section 1, Paragraph 35 and Exhibit B in Docket No. 34077.
10(af)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(ae)	—	PUCT Order on Rehearing in Docket No. 34077.
(12)	Statement Regarding Computation of Ratios.
12(a)			—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.
(21)	Subsidiaries of the Registrant.
21(a)			—	Subsidiaries of Oncor Electric Delivery Company LLC.
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.
32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99(a)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	—	Financing Order.
99(b)	333-91935 Form S-3 (filed July 1, 2003)	99(b)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated May 21, 2002.
99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(c)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated February 18, 2000.
XBRL Data Files.
101.INS			—	XBRL Instance Document
101.SCH			—	XBRL Taxonomy Extension Schema Document
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

*    Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

00
ONCOR ELECTRIC DELIVERY COMPANY LLC

Date: February 26, 2015
By /s/ ROBERT S. SHAPARD
(Robert S. Shapard, Chairman of the Board
and Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date
/s/	ROBERT S. SHAPARD	Principal Executive	February 26, 2015
	(Robert S. Shapard, Chairman of the Board and Chief Executive)	Officer and Director

/s/	DAVID M. DAVIS	Principal Financial Officer	February 26, 2015
(David M. Davis, Senior Vice President and Chief Financial Officer)

/s/	RICHARD C. HAYS	Principal Accounting Officer	February 26, 2015
(Richard C. Hays, Controller)

/s/	THOMAS M. DUNNING	Director	February 26, 2015
(Thomas M. Dunning)

/s/	ROBERT A. ESTRADA	Director	February 26, 2015
(Robert A. Estrada)

/s/	RHYS EVENDEN	Director	February 26, 2015
(Rhys Evenden)

/s/	THOMAS D. FERGUSON	Director	February 26, 2015
(Thomas D. Ferguson)

/s/	PRINTICE L. GARY	Director	February 26, 2015
(Printice L. Gary)

/s/	WILLIAM T. HILL, JR.	Director	February 26, 2015
(William T. Hill, Jr.)

/s/	TIMOTHY A. MACK	Director	February 26, 2015
(Timothy A. Mack)

/s/	RICHARD W. WORTHAM III	Director	February 26, 2015
(Richard W. Wortham III)

/s/	STEVEN J. ZUCCHET	Director	February 26, 2015
(Steven J. Zucchet)

EXHIBIT INDEX

Exhibits	Previously Filed* With File Number	As Exhibit
3(i)	Articles of Incorporation
3(a)	333-100240 Form 10-Q (filed November 14, 2007)	3(a)	—	Certificate of Formation of Oncor Electric Delivery Company LLC.
3(ii)	By-laws
3(b)	333-100240 Form 10-Q (filed November 6, 2008)	3(a)	—

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

4(p)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer’s Certificate, dated September 13, 2010, establishing the terms of Oncor’s 5.25% Senior Secured Notes due 2040.
4(q)	333-100240 Form 8-K (filed October 12, 2010)	4.1	—	Officer’s Certificate, dated October 8, 2010, establishing the terms of Oncor’s 5.00% Senior Secured Notes due 2017 and 5.75% Senior Secured Notes due 2020.

4(r)	333-100240 Form 8-K (filed November 23, 2011)	4.1	—	Officer’s Certificate, dated November 23, 2011, establishing the terms of Oncor’s 4.55% Senior Secured Notes due 2041.
4(s)	333-100240 Form 8-K (filed May 18, 2012)	4.1	—	Officer’s Certificate, dated May 18, 2012, establishing the terms of Oncor’s 4.10% Senior Secured Notes due 2022 and Oncor’s 5.30% Senior Secured Notes due 2042.
4(t)	333-100240 Form 8-K (filed May 13, 2013)	4.1	—	Registration Rights Agreement, dated May 13, 2013, among Oncor and the representatives of the initial purchasers of the additional 4.55% Senior Secured Notes due 2041.
4(u)	333-100240 Form 8-K (filed May 13, 2014)	4.1	—	Officer’s Certificate dated May 13, 2014, establishing the terms of Oncor’s 2.15% Senior Secured Notes due 2019.
4(v)	333-100240 Form 8-K (filed May 13, 2014)	4.2	—	Registration Rights Agreement, dated May 13, 2014, among Oncor and the representatives of the initial purchasers of Oncor’s 2.15% Senior Secured Notes due 2019.
(10)	Material Contracts.
	Management Contracts; Compensatory Plans, Contracts and Arrangements
10(a)	333-100240 2007 Form 10-K (filed March 31, 2008)	10(i)	—	Oncor Electric Delivery Company LLC Non-employee Director Compensation Arrangement.
10(b)	333-100240 Form 8-K (filed February 23, 2009)	10.1	—	Form of Management Stockholder Agreement (Senior Management Form).
10(c)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(l)	—	Form of Director Stockholder’s Agreement.
10(d)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(m)	—	Form of Director Sale Participation Agreement.
10(e)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(n)	—	Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan.
10(f)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(o)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Director Stock Appreciation Rights Plan.
10(g)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(p)	—	2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its affiliates.

10(h)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(q)	—	Form of Sale Participation Agreement (Management Form).
10(i)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(r)	—	Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan.
10(j)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(s)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Stock Appreciation Rights Plan.
10(k)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(p)	—	Oncor Salary Deferral Program.
10(l)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(q)	—	Oncor Supplemental Retirement Plan.
10(m)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(w)	—	Oncor Electric Delivery Company LLC Executive Change in Control Policy.
10(n)	333-100240 Form 10-Q (filed August 1, 2014)	10(b)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Change in Control Policy.
10(o)	333-100240 Form 8-K (filed October 24, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Second Amended and Restated Executive Change in Control Policy.
10(p)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(x)	—	Oncor Electric Delivery Company LLC Executive Severance Plan and Summary Plan Description.
10(q)	333-100240 Form 10-Q (filed August 1, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Severance Plan and Summary Plan Description.
10(r)	333-100240 Form 10-Q (filed July 29, 2011)	10(a)	—	Oncor Electric Delivery Company LLC Third Amended and Restated Executive Annual Incentive Plan.
10(s)	333-100240 2012 Form 10-K (filed February 19, 2013)	10(s)	—	Retention Agreement, effective as of February 12, 2013, between Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.

10(t)	333-100240 2012 Form 10-K (filed February 19, 2013)	10(t)	—	Oncor Electric Delivery Company LLC Long-Term Incentive Plan.
10(u)	333-100240 2012 Form 10-K (filed February 19, 2013)	10(u)	—	Form of Oncor Electric Delivery Company LLC Long-Term Incentive Plan Award Agreement.
10(v)	333-100240 Form 8-K (filed October 7, 2013)	10.1	—	Form of Director and Officer Indemnification Agreement.
10(w)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(r)	—	Oncor Split-Dollar Life Insurance Program.
10(x)	333-100240 Form 8-K (filed February 20, 2015)	10.1	—	Retention Agreement, effective as of February 17, 2015, between Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.
10(y)			—	Amendment No. 1 to the Salary Deferral Program, effective as of February 25, 2015.
	Credit Agreements
10(z)	333-100240 Form 8-K (filed October 11, 2011)	10.1	—

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

10(aa)	333-100240 Form 8-K (filed May 15, 2012)	10.1	—

Joinder Agreement, dated as of May 15, 2012, by and among Oncor, as Borrower, JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement, swingline lender and fronting bank, Barclays Bank PLC, Bank of America, N.A., Citibank, N.A. and The Royal Bank of Scotland PLC, as fronting banks, and each party identified as an “Incremental Lender” on the signature pages thereto.

Other Material Contracts
10(ab)	333-100240 2004 Form 10-K (filed March 23, 2005)	10(i)	—

Agreement, dated as of March 10, 2005, by and between Oncor Electric Delivery Company LLC and certain TXU Energy Company LLC affiliates allocating to Oncor Electric Delivery Company LLC the pension and post-retirement benefit costs for all Oncor Electric Delivery Company LLC employees who had retired or had terminated employment as vested employees prior to January 1, 2002.

10(ac)	333-100240 Form 10-Q (filed November 6, 2008)	10(b)	—

Amended and Restated Tax Sharing Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Oncor Management Investment LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(ad)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUCT in Docket No. 34077.
10(ae)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(fff)	—	Amendment to Stipulation Regarding Section 1, Paragraph 35 and Exhibit B in Docket No. 34077.
10(af)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(ae)	—	PUCT Order on Rehearing in Docket No. 34077.
(12)	Statement Regarding Computation of Ratios.
12(a)			—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.
(21)	Subsidiaries of the Registrant.
21(a)			—	Subsidiaries of Oncor Electric Delivery Company LLC.
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99(a)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	—	Financing Order.
99(b)	333-91935 Form S-3 (filed July 1, 2003)	99(b)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated May 21, 2002.
99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(c)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated February 18, 2000.
XBRL Data Files
101.INS			—	XBRL Instance Document
101.SCH			—	XBRL Taxonomy Extension Schema Document
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
* Incorporated herein by reference.

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of Oncor Electric Delivery Company LLC during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.