Form 10-Q
period 2015-03-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2015-05-01
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH  31, 2015

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

As of May 1, 2015,  80.03% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.22% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors.  None of the membership interests are publicly traded.

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

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2014 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2014
AMS	advanced metering system
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

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(millions of dollars)

Operating revenues:
Nonaffiliates	$710	$676
Affiliates	236	241
Total operating revenues	946	917
Operating expenses:
Wholesale transmission service	194	179
Operation and maintenance	186	166
Depreciation and amortization	217	210
Provision in lieu of income taxes (Note 10)	58	63
Taxes other than amounts related to income taxes	111	108
Total operating expenses	766	726
Operating income	180	191
Other income and deductions:
Other income (Note 11)	2	4
Other deductions (Note 11)	4	3
Nonoperating provision in lieu of income taxes	-	1
Interest income	1	1
Interest expense and related charges (Note 11)	81	88
Net income	$98	$104

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(millions of dollars)

Net income	$98	$104
Other comprehensive income (loss):
Cash flow hedges – derivative value net loss recognized in net income (net of tax expense of $– and $–) (Note 1)	1	-
Total other comprehensive income (loss)	1	-
Comprehensive income	$99	$104

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(millions of dollars)

Cash flows — operating activities:
Net income	$98	$104
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	228	220
Provision in lieu of deferred income taxes – net	(29)	(2)
Other – net	(1)	(1)
Changes in operating assets and liabilities:
Deferred revenues (Note 4)	6	1
Changes in other operating assets and liabilities	(139)	(124)
Cash provided by operating activities	163	198
Cash flows — financing activities:
Issuances of long-term debt (Note 6)	725	-
Repayments of long-term debt (Note 6)	(530)	(28)
Net increase in short-term borrowings (Note 5)	89	234
Distributions to members (Note 8)	(100)	(53)
Debt discount, premium, financing and reacquisition expenses – net	(10)	(1)
Cash provided by financing activities	174	152
Cash flows — investing activities:
Capital expenditures	(325)	(347)
Other – net	2	1
Cash used in investing activities	(323)	(346)
Net change in cash and cash equivalents	14	4
Cash and cash equivalents — beginning balance	4	27
Cash and cash equivalents — ending balance	$18	$31

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At March 31,	At December 31,
	2015	2014
	(millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$18	$4
Restricted cash — Bondco (Note 11)	58	56
Trade accounts receivable from nonaffiliates – net (Note 11)	417	407
Trade accounts and other receivables from affiliates – net (Note 10)	128	118
Amounts receivable from members related to income taxes (Note 10)	99	180
Materials and supplies inventories — at average cost	79	73
Prepayments and other current assets	90	88
Total current assets	889	926
Restricted cash — Bondco (Note 11)	16	16
Investments and other property (Note 11)	97	97
Property, plant and equipment – net (Note 11)	12,626	12,463
Goodwill (Note 11)	4,064	4,064
Regulatory assets – net ― Oncor (Note 4)	1,271	1,321
Regulatory assets – net ― Bondco (Note 4)	78	108
Other noncurrent assets	71	67
Total assets	$19,112	$19,062
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 5)	$800	$711
Long-term debt due currently ― Oncor (Note 6)	-	500
Long-term debt due currently ― Bondco (Note 6)	109	139
Trade accounts payable to nonaffiliates	158	202
Amounts payable to members related to income taxes (Note 10)	31	24
Accrued taxes other than amounts related to income	66	174
Accrued interest	56	93
Other current liabilities	117	156
Total current liabilities	1,337	1,999
Long-term debt, less amounts due currently ― Oncor (Note 6)	5,679	4,956
Long-term debt, less amounts due currently ― Bondco (Note 6)	41	41
Liability in lieu of deferred income taxes (Note 10)	2,531	2,559
Other noncurrent liabilities and deferred credits (Note 11)	2,007	1,989
Total liabilities	11,595	11,544
Commitments and contingencies (Note 7)
Membership interests (Note 8):
Capital account ― number of interests outstanding 2015 and 2014 – 635,000,000	7,623	7,625
Accumulated other comprehensive loss	(106)	(107)
Total membership interests	7,517	7,518
Total liabilities and membership interests	$19,112	$19,062

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

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas.  Revenues from TCEH represented 25% and 26% of our total operating revenues for the three months ended March 31, 2015 and 2014, respectively.  We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.  Oncor Holdings owns 80.03% of our membership interests, Texas Transmission owns 19.75% of our membership interests and certain members of our management team and board of directors indirectly own the remaining membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

Basis of Presentation

Our condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements in our 2014 Form 10-K.  Adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein.  All intercompany items and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC.  Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes in our 2014 Form 10-K.  The results of operations for an interim period may not give a true indication of results for a full year due to seasonality.  All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

Changes in Accounting Standards

In April 2015, the Financial Accounting Standards Board issued a new accounting standard update, which changes the presentation of debt issuance costs in the balance sheet. The update requires that such costs be presented as a direct reduction to the face value of the related debt rather than as an asset.  This will make the presentation of debt issuance costs consistent with debt discounts.  The update is effective for interim and annual periods beginning after December 15, 2015.  Early application is permitted.  When adopted, we anticipate that both other noncurrent assets and long-term debt amounts to decrease by approximately $40 million.

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

The US Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date.  Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations.  Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of the EFH Petition Date, we estimated that our receivables from the Texas Holdings Group totaled approximately $129 million.  Since that time, we have collected $127 million of the prepetition amount.    We estimate any potential pre-tax loss resulting from the EFH Bankruptcy Proceedings to be immaterial.  As such,  a provision for uncollectible accounts from affiliates had not been established  as of March 31, 2015.

Proposed Change in Control of Majority Owner

In September 2014, with input and support from several key EFH Corp. stakeholders, the debtors in the EFH Bankruptcy Proceedings filed a motion with the bankruptcy court seeking the entry of an order approving bidding procedures that would result in a change in control of Oncor’s indirect majority owner.  During October 2014, the bankruptcy court held hearings regarding the motion. In November 2014, the bankruptcy court conditionally approved the motion.  In January 2015, the bankruptcy court approved the debtors' bidding procedures motion that sets forth the process by which the debtors are authorized to solicit proposals (i.e., bids) from third parties to acquire (in any form and employing any structure, whether taxable (in whole or in part) or tax-free) an indirect equity ownership interest in Oncor in accordance with the US Bankruptcy Code.  These bidding procedures contemplate that the debtors select a stalking horse bid after a two-stage closed bidding process, and, after approval by the bankruptcy court of such stalking horse bid, the debtors conduct a round of open bidding culminating in an auction intended to obtain a higher or otherwise best bid for a transaction.  Initial bids were received in early March 2015 and second round bids were received in April 2015, and the debtors have indicated that they are currently assessing those submissions.  We cannot predict the outcome of this process, including whether the debtors will receive any acceptable bid or whether the bankruptcy court will approve any such bid or whether any such transaction will (or when it will) ultimately close because any such transaction would be the subject of customary closing conditions, including receipt of all applicable regulatory approvals.

The EFH Bankruptcy Proceedings are a complex litigation matter and the full extent of potential exposure at this time is unknown.  As part of the EFH Bankruptcy Proceedings, on April 14, 2015, EFH Corp. and the other debtors filed with the bankruptcy court a joint plan of reorganization (the “Plan of Reorganization”).  The Plan of Reorganization will determine the rights and satisfaction of claims of various creditors and security holders of EFH Corp. and the other debtors.  The Plan of Reorganization is subject to revision in response to creditor claims and objections, the ultimate outcome of stakeholder negotiations and the requirements of the US Bankruptcy Code or the bankruptcy court.  Bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict.  We will continue to evaluate our affiliate transactions and contingencies throughout the EFH Bankruptcy Proceedings to determine any risks and resulting impacts on our financial statements.  In addition, as indicated above, EFH Corp. has been exploring various options regarding potential transactions that potentially could implicate a regulatory review.  We have made some preliminary preparations for potential change in control filings, including discussions with EFH Corp. and others, in light of the proposals in the EFH Bankruptcy Proceedings and the filing of the Plan of Reorganization, but cannot predict the result of any transaction or review.

See Note 10 for details of our related-party transactions with members of the Texas Holdings Group.

3.    REGULATORY MATTERS

2008 Rate Review

In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (Docket 35717), and new rates were implemented in September 2009.  We and four other parties appealed various portions of the rate review final order to a state district court.  In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  We filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities.  In early August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  The Austin Court of Appeals also reversed the PUCT and district court’s rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.’s ability to offset our taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment.  In late August 2014, we filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which we were not successful, including the consolidated tax savings adjustment.  In December 2014, the Austin Court of Appeals issued its opinion, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment.  We filed a petition for review with the Texas Supreme Court on February 19, 2015, and on April 24, 2015 the court requested that the parties file responses to the petitions for review.  These responses are due by May 26, 2015 unless the parties request, and the court grants, an extension. There is no deadline for the court to act after receipt of these responses.  If our appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, we estimate that on remand, the impact on earnings of the consolidated tax savings adjustment’s value could range from zero, as originally determined by the PUCT in Docket 35717, to a $130 million loss (after tax).  We do not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to our results of operations or financial condition.

See Note 3 to Financial Statements in our 2014 Form 10-K for additional information regarding regulatory matters.

4.    REGULATORY ASSETS AND LIABILITIES

Recognition of regulatory assets and liabilities and the amortization periods over which they are expected to be recovered or refunded through rate regulation reflect the decisions of the PUCT.  Components of the regulatory assets and liabilities are provided in the table below.  Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period at	Carrying Amount At
	March 31, 2015	March 31, 2015	December 31, 2014

Regulatory assets:
Generation-related regulatory assets securitized by transition bonds (a)(e)	1 year	$115	$148
Employee retirement costs	5 years	51	55
Employee retirement costs to be reviewed (b)(c)	To be determined	257	246
Employee retirement liability (a)(c)(d)	To be determined	846	865
Self-insurance reserve (primarily storm recovery costs) ― net	5 years	119	127
Self-insurance reserve to be reviewed ― net (b)(c)	To be determined	264	242
Securities reacquisition costs (pre-industry restructure)	2 years	21	23
Securities reacquisition costs (post-industry restructure) ― net	Terms of related debt	8	7
Recoverable amounts in lieu of deferred income taxes ― net	Life of related asset or liability	13	14
Deferred conventional meter and metering facilities depreciation	Largely 6 years	117	123
Deferred AMS costs	To be determined	127	113
Energy efficiency performance bonus (a)	1 year	17	22
Under-recovered wholesale transmission service expense ― net (a)	1 year	19	26
Other regulatory assets	Various	11	12
Total regulatory assets		1,985	2,023
Regulatory liabilities:
Estimated net removal costs	Life of utility plant	568	531
Investment tax credit and protected excess deferred taxes	Various	16	18
Over-collection of transition bond revenues (a)(e)	1 year	31	32
Energy efficiency programs (a)	Not applicable	21	13
Total regulatory liabilities		636	594
Net regulatory asset		$1,349	$1,429

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Costs incurred since the period covered under the last rate review.
(c)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(d)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(e)

Bondco net regulatory assets of $78 million at March  31, 2015 consisted of $109 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $31 million.  Bondco net regulatory assets of $108 million at December 31, 2014 consisted of $140 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $32 million.

5.    BORROWINGS UNDER CREDIT FACILITIES

At March  31, 2015, we had a $2.4 billion secured revolving credit facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances.  The revolving credit facility expires in October 2016, and we have the option of requesting up to two one-year extensions, with such extensions subject to certain conditions and lender approval.  The terms of the revolving credit facility allow us to request an additional increase in our borrowing capacity of $100 million, provided certain conditions are met, including lender approval.

Borrowings under the revolving credit facility are classified as short-term on the balance sheet and are secured equally and ratably with all of our other secured indebtedness by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.

At March 31, 2015, we had outstanding borrowings under the revolving credit facility totaling $800 million with an interest rate of 1.30% and outstanding letters of credit totaling $7 million.  At December 31, 2014, we had outstanding borrowings under the revolving credit facility totaling $711 million with an interest rate of 1.29% and outstanding letters of credit totaling $7 million.

Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  At March 31, 2015, all outstanding borrowings bore interest at LIBOR plus 1.125%.  Amounts borrowed under the revolving credit facility, once repaid, can be borrowed again from time to time.

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.100% to 0.275% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the revolving credit facility.  Letter of credit fees on the stated amount of letters of credit issued under the revolving credit facility are payable to the lenders quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR.  Customary fronting and administrative fees are also payable to letter of credit fronting banks.  At March 31, 2015, letters of credit bore interest at 1.325%, and a commitment fee (at a rate of 0.125% per annum) was payable on the unfunded commitments under the revolving credit facility, each based on our current credit ratings.

Subject to the limitations described below, borrowing capacity available under the revolving credit facility at March 31, 2015 and December 31, 2014 was $1.593 billion and $1.682 billion, respectively.  Generally, our indentures and revolving credit facility limit the incurrence of other secured indebtedness except for indebtedness secured equally and ratably with the indentures and revolving credit facility and certain permitted exceptions.  As described further in Note 6, the Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust.  At March 31, 2015, the available borrowing capacity of the revolving credit facility could be fully drawn.

The revolving credit facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring additional liens; entering into mergers and consolidations; and sales of substantial assets.  In addition, the revolving credit facility requires that we maintain a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.  For purposes of the ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP).  The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco.  Capitalization is calculated as membership interests determined in accordance with US GAAP plus indebtedness described above.  At March 31, 2015, we were in compliance with this covenant and with all other covenants.

6.    LONG-TERM DEBT

At March 31, 2015 and December 31, 2014, our long-term debt consisted of the following:

	March 31,	December 31,
	2015	2014

Oncor (a):
6.375% Fixed Senior Notes due January 15, 2015	$-	$500
5.000% Fixed Senior Notes due September 30, 2017	324	324
6.800% Fixed Senior Notes due September 1, 2018	550	550
2.150% Fixed Senior Notes due June 1, 2019	250	250
5.750% Fixed Senior Notes due September 30, 2020	126	126
4.100% Fixed Senior Notes due June 1, 2022	400	400
7.000% Fixed Debentures due September 1, 2022	800	800
2.950% Fixed Senior Notes due April 1, 2025	350	-
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
4.550% Fixed Senior Notes due December 1, 2041	400	400
5.300% Fixed Senior Notes due June 1, 2042	500	500
3.750% Fixed Senior Notes due April 1, 2045	375	-
Unamortized discount	(21)	(19)
Less amount due currently	-	(500)
Long-term debt, less amounts due currently — Oncor	5,679	4,956
Bondco (b):
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	24	54
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	126	126
Less amount due currently	(109)	(139)
Long-term debt, less amounts due currently — Bondco	41	41
Total long-term debt, less amounts due currently	$5,720	$4,997

__________

(a)   Secured by first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.

(b)   The transition bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt-Related Activity in 2015

Debt Repayments

Repayments of long-term debt in the three months ended March 31, 2015 totaled $530 million representing $500 million aggregate principal amount of 6.375% senior secured notes paid at the scheduled maturity date of January 15, 2015 and $30 million representing transition bond principal payments at scheduled maturity dates.

Issuance of New Senior Secured Notes

In March 2015, we issued $350 million aggregate principal amount of 2.950% senior secured notes maturing in April 2025  (2025 Notes) and $375 million aggregate principal amount of 3.750% senior secured notes maturing in April 2045  (2045 Notes, and together with the 2025 Notes, the Notes).  We used the proceeds (net of the initial purchasers’ discount, fees and expenses) of approximately $714 million from the sale of the Notes to repay borrowings under our revolving credit facility and for other general corporate purposes.  The Notes are secured by a first priority lien, and are secured equally and ratably with all of our other secured indebtedness.

Interest on the Notes is payable in cash semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2015.  Prior to January 1, 2025, in the case of the 2025 Notes, and October 1, 2044, in the case of the 2045 Notes, we may at our option at any time redeem all or part of the Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a make-whole premium.  On and after January 1, 2025, in the case of the 2025 Notes, and October 1, 2044, in the case of the 2045 Notes, Oncor may redeem the Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of such Notes, plus accrued and unpaid interest. The Notes also contain customary events of default, including failure to pay principal or interest on the Notes when due.

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

Deed of Trust

Our secured indebtedness, including the revolving credit facility described in Note 5, is secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At March 31, 2015, the amount of available bond credits was approximately $2.618 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $900 million.

Fair Value of Long-Term Debt

At March 31, 2015 and December 31, 2014, the estimated fair value of our long-term debt (including current maturities) totaled $7.084 billion and $6.844 billion, respectively, and the carrying amount totaled $5.829 billion and $5.636 billion, respectively.  The fair value is estimated based upon the market value as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

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

Legal/Regulatory Proceedings

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.  See Note 3 in this report and Note 8 to Financial Statements in our 2014 Form 10-K for additional information regarding our legal and regulatory proceedings.

8.    MEMBERSHIP INTERESTS

Cash Distributions

Distributions are limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At March 31, 2015, $37 million was available for distribution to our members as our regulatory capitalization ratio was 59.8% debt and 40.2% equity.  The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  The debt calculation excludes transition bonds issued by Bondco.  Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of purchase accounting (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

On April 29, 2015, our board of directors declared a cash distribution of $65 million, to be paid to our members in  May 2015.  In February 2015, our board of directors declared, and we paid a cash distribution of $100 million to our members.

Membership Interests

The following tables present the changes to membership interests during the three months ended March 31, 2015 and 2014:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests

Balance at December 31, 2014	$7,625	$(107)	$7,518
Net income	98	-	98
Distributions	(100)	-	(100)
Net effects of cash flow hedges (net of tax)	-	1	1
Balance at March 31, 2015	$7,623	$(106)	$7,517

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests

Balance at December 31, 2013	$7,457	$(48)	$7,409
Net income	104	-	104
Distributions	(53)	-	(53)
Balance at March 31, 2014	$7,508	$(48)	$7,460

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the three months ended March 31, 2015:

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2014	$(24)	$(83)	$(107)
Defined benefit pension plans (net of tax)	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	1	-	1
Balance at March 31, 2015	$(23)	$(83)	$(106)

There were no changes to accumulated other comprehensive income (loss) for the three months ended March 31, 2014.

9.    PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS PLANS

We participate in and have liabilities under the Oncor Retirement Plan and the EFH Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code), and are subject to the provisions of ERISA.  Employees do not contribute to either plan.  These pension plans provide benefits to participants under one of two formulas: (i) a Cash Balance Formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits or (ii) a Traditional Retirement Plan Formula based on years of service and the average earnings of the three years of highest earnings.  The interest component of the Cash Balance Formula is variable and is determined using the yield on 30-year Treasury bonds.  Under the Cash Balance Formula, future increases in earnings will not apply to prior service costs. See Note 10 to Financial Statements in our 2014 Form 10-K for additional information regarding our pension plans and the EFH OPEB Plan.

In April 2014, we entered into an agreement with EFH Corp. in which we agreed to transfer to the Oncor OPEB Plan effective July 1, 2014, the assets and liabilities related to our eligible current and future retirees as well as certain eligible retirees of EFH Corp. whose employment included service with both Oncor (or a predecessor regulated electric business) and a non-regulated business of EFH Corp.  Pursuant to the agreement, EFH Corp. will retain its portion of the liability for retiree benefits related to those retirees.  Since the Oncor OPEB Plan offers identical coverages as the EFH OPEB Plan and we and EFH Corp. retain the same responsibility for participants as before, there was no financial impact as a result of the transfer other than from a remeasurement of the Oncor OPEB Plan’s asset values and obligations.  As we are not responsible for EFH Corp.’s portion of the Oncor OPEB Plan’s unfunded liability, that amount is not reported on our balance sheet.

Our net costs related to pension and OPEB plans for the three months ended March 31, 2015 and 2014 were comprised of the following:

	Three Months Ended March 31,
	2015	2014

Components of net allocated pension costs:
Service cost	$6	$6
Interest cost	33	33
Expected return on assets	(29)	(34)
Amortization of net loss	16	10
Net pension costs	26	15
Components of net OPEB costs:
Service cost	2	2
Interest cost	11	11
Expected return on assets	(3)	(3)
Amortization of prior service cost	(5)	(5)
Amortization of net loss	8	6
Net OPEB costs	13	11
Total net pension and OPEB costs	39	26
Less amounts deferred principally as property or a regulatory asset	(28)	(17)
Net amounts recognized as expense	$11	$9

The discount rates reflected in net pension and OPEB costs in 2015 are 3.95%, 4.19% and 4.23% for the Oncor Retirement Plan, the EFH Retirement Plan and the OPEB plans, respectively.  The expected return on pension and OPEB plan assets reflected in the 2015 cost amounts are 5.25%, 5.38% and 6.65% for the Oncor Retirement Plan, the EFH Retirement Plan and the OPEB plans, respectively.

We made cash contributions to the pension plans and OPEB plans of $1 million and $8 million, respectively, during the three months ended March 31, 2015, and we expect to make additional cash contributions to the pension plans and OPEB plans of $44 million and $17 million, respectively, during the remainder of 2015.

10.   RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions.  See Note 2 for additional information regarding related-party contingencies resulting from the EFH Bankruptcy Proceedings.

•

We record revenue from TCEH, principally for electricity delivery fees, which totaled $236 million and $241 million for the three months ended March 31, 2015 and 2014, respectively.  The fees are based on rates regulated by the PUCT that apply to all REPs.  These revenues included less than $1 million for each of the three-month periods ended March 31, 2015 and 2014 pursuant to a transformer maintenance agreement with TCEH.  The balance sheets at March 31, 2015 and December 31, 2014 reflect trade accounts and other receivables from affiliates – net totaling $128 million ($42 million of which was unbilled) and $118 million ($52 million of which was unbilled), respectively, primarily consisting of trade receivables from TCEH related to these electricity delivery fees.

Trade accounts and other receivables from EFH Corp. affiliates – net reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2015	2014

Trade accounts and other receivables from affiliates	$131	$123
Trade accounts and other payables to affiliates	(3)	(5)
Trade accounts and other receivables from affiliates – net	$128	$118

•

EFH Corp. subsidiaries charge us for certain administrative services at cost.  Our payments to EFH Corp. subsidiaries for administrative services, which are primarily reported in operation and maintenance expenses, totaled $5 million and $8 million for the three months ended March 31, 2015 and 2014, respectively.  We also charge each other for shared facilities at cost.  Our payments to EFH Corp. for shared facilities totaled $1 million for the each of the three-month periods ended March 31, 2015 and 2014.  Payments we received from EFH Corp. subsidiaries related to shared facilities totaled less than $1 million for the each of the three-month periods ended March 31, 2015 and 2014.

•

Through June 30, 2014, we participated in the Energy Future Holdings Health and Welfare Benefit Program, which provided employee benefits to our workforce.  In October 2013, we notified EFH Corp. of our intention to withdraw from the benefit program effective June 30, 2014 and entered into an agreement with EFH Corp. pursuant to which, we agreed to pay EFH Corp. $1 million to reimburse EFH Corp. for its increased costs under the program as a result of our withdrawal from the program and the additional administrative work required to effectuate our withdrawal from the benefit program and transition to the new benefit program. This one-time payment was paid to EFH Corp. in June 2014.  In April 2014, we entered into a welfare benefit administration agreement with EFH Corp., pursuant to which EFH Corp. would continue to provide us with welfare benefit administration services under our new benefit plans from July 1, 2014 until December 31, 2014.

•

We are not a member of EFH Corp.’s consolidated tax group, but EFH Corp.’s consolidated federal income tax return includes EFH Corp.’s portion of our results due to EFH Corp.’s equity ownership in us.  Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., we are generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return.  For periods prior to the tax sharing agreement (entered into in October 2007 and amended and restated in November 2008), we are responsible for our share, if any, of redetermined tax liability for the EFH Corp. consolidated tax group.  EFH Corp. also includes our results in its consolidated Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return.  See discussion in Note 1 to Financial Statements in our 2014 Form 10-K under “Income Taxes.”  Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members.  No income tax payments were made to or received from members in the three months ended March 31, 2015 and 2014.

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At March 31, 2015			At December 31, 2014
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes receivable	$(79)	$(20)	$(99)	$(144)	$(36)	$(180)
Texas margin taxes payable	31	-	31	24	-	24
Net payable (receivable)	$(48)	$(20)	$(68)	$(120)	$(36)	$(156)

•

Our PUCT-approved tariffs include requirements to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Bondco.  Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods.  Accordingly, at both March 31, 2015 and December 31, 2014, TCEH had posted security in the amount of $9 million for our benefit.

•

Under Texas regulatory provisions, the trust fund for decommissioning TCEH’s Comanche Peak nuclear generation facility is funded by a delivery fee surcharge we collect from REPs and remit monthly to TCEH.  Delivery fee surcharges totaled $4 million for each of the three-month periods ended March 31, 2015 and 2014.  Our sole obligation with regard to nuclear decommissioning is as the collection agent of funds charged to ratepayers for nuclear decommissioning activities.  If, at the time of decommissioning, actual decommissioning costs exceed available trust funds, we would not be obligated to pay any shortfalls but would be required to collect any rates approved by the PUCT to recover any additional decommissioning costs.  Further, if there were to be a surplus when decommissioning is complete, such surplus would be returned to ratepayers under terms prescribed by the PUCT.

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

11.   SUPPLEMENTARY FINANCIAL INFORMATION

Major Customers

Revenues from TCEH represented 25% and 26% of our total operating revenues for the three months ended March 31, 2015 and 2014, respectively. Revenues from REP subsidiaries of NRG Energy, Inc., a nonaffiliated entity, collectively represented 17% and 15% of our total operating revenues for the three months ended March 31, 2015 and 2014, respectively. No other customer represented 10% or more of our total operating revenues.

Other Income and Deductions

	Three Months Ended March 31,
	2015	2014

Other income:
Accretion of fair value adjustment (discount) to regulatory assets due to purchase accounting	$2	$3
Other	-	1
Total other income	$2	$4
Other deductions:
Professional fees	$2	$3
Other	2	-
Total other deductions	$4	$3

Interest Expense and Related Charges

	Three Months Ended March 31,
	2015	2014

Interest expense	$81	$89
Amortization of debt issuance costs and discounts	1	1
Allowance for funds used during construction – capitalized interest portion	(1)	(2)
Total interest expense and related charges	$81	$88

Restricted Cash

All restricted cash amounts reported on our balance sheet at March 31, 2015 and December 31, 2014 relate to the transition bonds.

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2015	2014

Gross trade accounts and other receivables	$548	$528
Trade accounts and other receivables from affiliates	(128)	(118)
Allowance for uncollectible accounts	(3)	(3)
Trade accounts receivable from nonaffiliates – net	$417	$407

Gross trade accounts receivable at March 31, 2015 and December 31, 2014 included unbilled revenues of $152 million and $182 million, respectively.  At March 31, 2015 and December 31, 2014, REP subsidiaries of NRG Energy, Inc., a nonaffiliated entity, collectively represented approximately 14% and 12% of the nonaffiliated trade accounts receivable amount, respectively.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.  Due to commitments made to the PUCT in 2007, we are not allowed to recover bad debt expense, or certain other costs and expenses, from ratepayers in the event of a default or bankruptcy by an affiliate REP.

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2015	2014

Assets related to employee benefit plans, including employee savings programs	$94	$94
Land	3	3
Total investments and other property	$97	$97

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2015	2014

Total assets in service	$18,412	$18,238
Less accumulated depreciation	6,231	6,125
Net of accumulated depreciation	12,181	12,113
Construction work in progress	430	335
Held for future use	15	15
Property, plant and equipment – net	$12,626	$12,463

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet consisted of the following:

	At March 31, 2015			At December 31, 2014
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Identifiable intangible assets subject to amortization included in property, plant and equipment:
Land easements	$464	$87	$377	$463	$86	$377
Capitalized software	445	256	189	433	242	191
Total	$909	$343	$566	$896	$328	$568

Aggregate amortization expense for intangible assets totaled $16 million and $14 million for the three months ended March 31, 2015 and 2014, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense
2015	$64
2016	61
2017	52
2018	47
2019	44

At both March 31, 2015 and December 31, 2014, goodwill totaling $4.1 billion was reported on our balance sheet.  None of this goodwill is being deducted for tax purposes.

Other Noncurrent Liabilities and Deferred Credits

Other noncurrent liabilities and deferred credits reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2015	2014

Retirement plans and other employee benefits	$1,906	$1,894
Uncertain tax positions (including accrued interest)	2	2
Amount payable related to income taxes	17	17
Investment tax credits	17	17
Other	65	59
Total other noncurrent liabilities and deferred credits	$2,007	$1,989

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2015	2014

Cash payments (receipts) related to:
Interest	$118	$119
Capitalized interest	(1)	(2)
Interest (net of amounts capitalized)	$117	$117
Noncash construction expenditures (a)	$60	$35

_____________

(a)	Represents end-of-period accruals.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2015 and 2014 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements as well as the Risk Factors contained in our 2014 Form 10-K.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas.  Revenues from TCEH represented 25%  and 26% of our reported total operating revenues for the three months ended March 31, 2015 and 2014, respectively.  We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  Oncor Holdings owns 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly own the remaining 0.22% of the outstanding membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

The US Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date.  Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations.  Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of the EFH Petition Date, we estimated that our receivables from the Texas Holdings Group totaled approximately $129 million.  Since that time, we have collected $127 million of the prepetition amount.  We estimate any potential pre-tax loss resulting from the EFH Bankruptcy Proceedings to be immaterial.  As such, a provision for uncollectible accounts from affiliates had not been established as of March 31, 2015.

The EFH Bankruptcy Proceedings are a complex litigation matter and the full extent of potential exposure at this time is unknown.  As part of the EFH Bankruptcy Proceedings, on April 14, 2015, EFH Corp. and the other debtors filed with the bankruptcy court a joint plan of reorganization (the “Plan of Reorganization”).    The Plan of Reorganization will determine the rights and satisfaction of claims of various creditors and security holders of EFH Corp. and the other debtors.    The Plan of Reorganization is subject to revision in response to creditor claims and objections, the ultimate outcome of stakeholder negotiations and the requirements of the US Bankruptcy Code or the bankruptcy court.  Bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict.  We will continue to evaluate our affiliate transactions and contingencies throughout the EFH Bankruptcy Proceedings to determine any risks and resulting impacts on our financial statements in accordance with our accounting policies.  EFH Corp. has been exploring various options regarding potential transactions that potentially could implicate a regulatory review.  We have made some preliminary preparations for potential change in control filings, including discussions with EFH Corp. and others, in light of the proposals in the EFH Bankruptcy Proceedings and the filing of the Plan of Reorganization, but cannot predict the result of any transaction or review.  See Notes 2, 7 and 10 to Financial Statements and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information.

For information regarding matters with the PUCT, see discussion below under “Regulation and Rates.”

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended March 31,		%
	2015	2014	Change

Operating statistics:
Electric energy calendar volumes (gigawatt-hours):
Residential	10,409	10,307	1.0
Other (a)	16,908	16,684	1.3
Total electric energy calendar volumes	27,317	26,991	1.2
Reliability statistics (b):
System Average Interruption Duration Index (SAIDI) (nonstorm)	94.5	104.8	(9.8)
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.3	1.4	(7.1)
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	71.4	75.8	(5.8)
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,345	3,296	1.5

	Three Months Ended March 31,		$
	2015	2014	Change

Operating revenues:
Distribution base revenues	$449	$448	$1
Transmission base revenues (c)	205	187	18
Reconcilable rates:
TCRF (c)	267	246	21
Transition charges	34	36	(2)
AMS surcharges	37	36	1
EECRF and rate case expense surcharges	13	15	(2)
Other miscellaneous revenues	14	16	(2)
Intercompany eliminations (c)	(73)	(67)	(6)
Total operating revenues	$946	$917	$29

________________

(a)Includes small business, large commercial and industrial and all other non-residential distribution points of delivery.

(b)SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.  The statistics presented are based on twelve months ended March 31, 2015 and 2014 data.

(c)A portion of transmission base revenues (TCOS) is recovered from Oncor’s distribution customers through the TCRF rate.

Financial Results — Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Total operating revenues increased $29 million, or 3%, to $946 million in 2015.  All revenue is billed under tariffs approved by the PUCT.  The change reflected:

•

An Increase in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on January 1, 2012.  The $1 million increase in distribution base rate revenues included favorable impacts of customer growth partially offset by lower average consumption.

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $18 million increase in transmission base revenues primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table below for a listing of Transmission Interim Rate Update Applications impacting revenues for the three months ended March 31, 2015 and 2014, as well as filings that will impact revenues for the year ended December 31, 2015.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
44363	January 2015	March 2015	$35	$23	$12
42706	July 2014	September 2014	$12	$8	$4

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

-

An Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $21 million increase in TCRF revenue reflects the pass through of a $15 million increase in third-party wholesale transmission expense described below and a $6 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At March 31, 2015, $19 million was deferred as under-recovered wholesale transmission service expense (see Note 4 to Financial Statements).  See TCRF Filings Table below for a listing of TCRF filings impacting cash flows for the three months ended March 31, 2015 and 2014, as well as filings that will impact cash flows for the year ended December 31, 2015.

TCRF Filings Table

			Semi-Annual
			Billing Impact
Docket No.	Filed	Effective	Increase (Decrease)
43858	December 2014	March 2015 – August 2015	$(27)
42558	May 2014	September 2014 – February 2015	$71
42059	December 2013	March 2014 – August 2014	$44
41543	June 2013	September 2013 – February 2014	$88

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

-

An Increase in AMS Surcharges — The PUCT has authorized monthly per customer advanced meter cost recovery factors designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  We recognize revenues equal to reconcilable expenses incurred including depreciation net of calculated savings plus a return component on our investment.  The $1 million increase in recognized AMS revenues is due to higher costs associated with initial deployment.  See “Regulation and Rates” below.

-

A Decrease in EECRF Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The $2 million decrease in EECRF surcharges is offset in operation and maintenance expense.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the three months ended March 31, 2015 and 2014, as well as filings that will impact revenues for the year ended December 31, 2015.

EECRF Filings Table

Docket No.	Filed	Effective	Average Monthly Charge per Residential Customer (a)	Program Costs	Performance Bonus	Under-/ (Over)- Recovery
42559	May 2014	March 2015	$1.23	$50	$23	$(5)
41544	May 2013	March 2014	$1.22	$62	$12	$(1)
40361	May 2012	January 2013	$1.23	$62	$9	$2

______________

(a)  As of March 2014, average monthly charges are for a residential customer using 1,200 kWh, as the energy efficiency substantive rules require rates to be on a volumetric basis rather than a fixed monthly charge.

•

A Decrease in Other Miscellaneous Revenues — Miscellaneous revenues include disconnect/reconnect fees and other discretionary revenues for services requested by REPs, services provided on a time and materials basis, rents, energy efficiency performance bonuses approved by the PUCT and other miscellaneous revenues. The $2 million decrease in other miscellaneous revenues primarily reflects lower discretionary rates.

Wholesale transmission service expense increased $15 million, or 8%, to $194 million in 2015 due to higher fees paid to other transmission entities.

Operation and maintenance expense increased $20 million, or 12%, to $186 million in 2015.  The change included $12 million in higher vegetation management costs, $4 million higher contractor and maintenance services costs and the impact of recognizing a PUCT order in the prior period allowing recovery of $3 million of rate case expenses previously written off.  Operation and maintenance expense also reflects fluctuations in expenses that are offset by corresponding reconcilable rate revenues, including a $2 million decrease related to the energy efficiency program and a $1 million increase related to advanced meters.  Amortization of regulatory assets reported in operation and maintenance expense totaled $13 million for each of the three months ended March 31, 2015 and 2014, respectively.

Depreciation and amortization increased $7 million, or 3%, to $217 million in 2015.  The increase reflected $9 million attributed to ongoing investments in property, plant and equipment, partially offset by $2 million in lower amortization of regulatory assets associated with transition bonds (with an offsetting decrease in revenues).

Taxes other than amounts related to income taxes increased $3 million, or 3%, to $111 million in 2015.  The change includes a $1 million increase in property taxes and a $1 million increase in local franchise fees.

Other income totaled $2 million in 2015 and $4 million in 2014, and for both periods, consisted primarily of the accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting.  See Note 11 to Financial Statements.

Other deductions totaled $4 million in 2015 and $3 million in 2014.  See Note 11 to Financial Statements.

Provision in lieu of income taxes totaled $58 million in 2015 compared to $64 million (including $1 million related to nonoperating income) in 2014.  The effective income tax rate on pretax income was 37.2% in 2015 and 38.1% in 2014.  The 2015 effective income tax rate on pretax income differs from the US federal statutory rate of 35% primarily due to the effect of the 2015 Texas margin tax.

Interest expense and related charges decreased $7 million, or 8%, to $81 million in 2015.  The change was driven by a $9 million decrease attributable to lower average interest rates partially offset by a $2 million increase due to higher average borrowings reflecting ongoing capital investments.

Net income decreased $6 million, or 6%, to $98 million in 2015.  The change primarily reflects higher operation and maintenance expense and higher depreciation, partially offset by increased revenue from higher transmission rates.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Three Months Ended March 31, 2015 Compared to Three Months Ended March  31, 2014

Cash provided by operating activities totaled $163 million and $198 million in 2015 and 2014, respectively. The $35 million decrease is the result of a  $40 million decrease in receipts for distribution revenues and rents as well as $56 million unfavorable changes in accounts payables and deposits held primarily due to the timing of payments, partially offset by a $60 million decrease in pension and OPEB contributions.

Cash provided by financing activities totaled $174 million and $152 million in 2015 and 2014, respectively.  The $22 million increase reflected a  $725 million issuance of long-term debt in March 2015 partially offset by a  $502 million increase in long-term debt repayments, a $145 million decrease in short-term borrowings,  a $47 million increase in distributions to our members, and an additional $9 million in debt discount, financing and reacquisition costs.  See Notes 6 and 8 to Financial Statements for additional information regarding long-term debt activity and distributions to our members, respectively.

Cash used in investing activities, which consists primarily of capital expenditures, totaled $323 million and $346 million in 2015 and 2014, respectively.  The 2015 activity reflected decreases in capital expenditures for Competitive Renewable Energy Zone transmission, partially offset by increases in capital expenditures for transmission and distribution facilities to serve new customers and infrastructure capital maintenance spending.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $11 million and $10 million more than the amounts reported in the statements of consolidated income in the three months ended March 31, 2015 and 2014, respectively.  The differences result from amortization reported in the following different lines items in the statements of consolidated income: regulatory asset amortization (reported in operation and maintenance expense), the accretion of the adjustment (discount) to regulatory assets (reported in other income) and the amortization of debt fair value discount (reported in interest expense and related charges).

Long-Term Debt Activity — Repayments of long-term debt in the three months ended March 31, 2015 totaled $530 million representing $500 million aggregate principal amount of 6.375% senior secured notes paid at the scheduled maturity date of January 15, 2015 and $30 million representing transition bond principal payments  at scheduled maturity dates.

In March 2015, we issued $350 million aggregate principal amount of 2.950% senior secured notes maturing in April 2025  (2025 Notes) and $375 million aggregate principal amount of 3.750% senior secured notes maturing in April 2045  (2045 Notes, together with the 2025 Notes, the Notes).  We used the proceeds (net of the initial purchasers’ discount, fees and expenses) of approximately $714 million from the sale of the Notes to repay borrowings under our revolving credit facility and for other general corporate purposes.  The Notes are secured by a first priority lien, and are secured equally and ratably with all of our other secured indebtedness.

See Note 6 to Financial Statements for additional information regarding long-term debt activity.

Available Liquidity/Credit Facility — Our primary source of liquidity, aside from operating cash flows, is our ability to borrow under our revolving credit facility.  At March 31, 2015, we had a $2.4 billion secured revolving credit facility.  The revolving credit facility expires in October 2016.  Subject to the limitations described below, available borrowing capacity under our revolving credit facility totaled $1.593 billion and $1.682 billion at March 31, 2015 and December 31, 2014, respectively.  We may request an increase in our borrowing capacity of $100 million in the aggregate and up to two one-year extensions, provided certain conditions are met, including lender approval.

The revolving credit facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At March 31, 2015, we were in compliance with the covenant.  See “Financial Covenants, Credit Rating Provisions and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.  The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that have been certified to the Deed of Trust collateral agent.  Accordingly, the availability under our revolving credit facility is limited by the amount of available bond credits and any property additions certified to the Deed of Trust collateral agent in connection with the revolving credit facility borrowings.    To the extent we continue to issue debt securities secured by the Deed of Trust, those debt securities would also be limited by the amount of available bond credits and any property additions that have been certified to the Deed of Trust collateral agent.  At March 31, 2015, the available bond credits totaled $2.618 billion, and the amount of additional potential indebtedness that could be secured by property additions, subject to the completion of a certification process, totaled $900 million.  At March 31, 2015, the available borrowing capacity of the revolving credit facility could be fully drawn.

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

Cash and cash equivalents totaled $18 million and $4 million at March 31, 2015 and December 31, 2014, respectively.  Available liquidity (cash and available revolving credit facility capacity) at March 31, 2015 totaled $1.611 billion reflecting a decrease of $75 million from December 31, 2014.  The decrease reflects our ongoing capital investment in transmission and distribution infrastructure.

We also committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At March 31, 2015 and December 31, 2014, our regulatory capitalization ratios were 59.8% debt and 40.2% equity and 58.8% debt and 41.2% equity, respectively.  See Note 8 to Financial Statements for discussion of the regulatory capitalization ratio.

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

Distributions — On April 29, 2015, our board of directors declared a cash distribution of $65 million, to be paid to our members in May 2015.  In February 2015, our board of directors declared, and we paid a cash distribution of $100 million to our members.

See Note 8 to Financial Statements for discussion of the distribution restriction.

Pension and OPEB Plan Funding — Our funding for the pension plans and the OPEB plans for the calendar year 2015 is expected to total $45 million and $25 million, respectively.  In the three months ended March 31, 2015, we made cash contributions to the pension plans and the OPEB plans of $1 million and $8 million, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility contains a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP).  The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco.  Capitalization is calculated as membership interests determined in accordance with US GAAP plus indebtedness described above.  At March 31, 2015, we were in compliance with this covenant.

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

Presented below are the credit ratings assigned for our debt securities at May 1, 2015.

Senior Secured
S&P	A
Moody’s	Baa1
Fitch	BBB+

As described in Note 7 to Financial Statements in our 2014 10-K, our long-term debt, excluding Bondco’s non-recourse debt, is currently secured pursuant to the Deed of Trust by a first priority lien on certain of our transmission and distribution assets and is considered senior secured debt.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — Our revolving credit facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Based on the current ratings assigned to our debt securities at May 1, 2015, our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.125%.  A decline in credit ratings would increase the cost of our revolving credit facility and likely increase the cost of any debt issuances and additional credit facilities.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under our revolving credit facility, a default by us or our subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $50 million that are not discharged within 60 days may cause the maturity of outstanding balances ($800 million in short-term borrowings and $7 million in letters of credit at March 31, 2015) under that facility to be accelerated.  Additionally, under the Deed of Trust, an event of default under either our revolving credit facility or our indentures would permit our lenders and the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Guarantees — At March 31, 2015, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2015, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

State Legislation

 The Texas Legislature meets every two years.  The current Legislature is in regular session from January 2015 to June 2015.  However, at any time the governor of Texas may convene a special session of the Legislature.  During any regular or special session bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects.  Various bills related to our business have been proposed in the current legislative session, however, none introduced to date are expected to have a material impact on our financial position, results of operations or cash flows.

Matters with the PUCT

2008 Rate Review (PUCT Docket No. 35717) — In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (PUCT Docket No. 35717), and new rates were implemented in September 2009.  We and four other parties appealed various portions of the rate review final order to a state district court.  In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  We filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities.  In early August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  The Austin Court of Appeals also reversed the PUCT and district court’s rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.’s ability to offset our taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment.  In late August 2014, we filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which we were not successful, including the consolidated tax savings adjustment.  In December 2014, the Austin Court of Appeals issued its opinion, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment.  We filed a petition for review with the Texas Supreme Court on February 19, 2015,  and on April 24, 2015 the court requested that the parties file responses to the petitions for review.  These responses are due by May 26, 2015 unless the parties request, and the court grants, an extension.  There is no deadline for the court to act after receipt of these responses.  If our appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, we estimate that on remand, the impact on earnings of the consolidated tax savings adjustment’s value could range from zero, as originally determined by the PUCT in Docket 35717, to a $130 million loss (after tax).  We do not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to our results of operations or financial condition.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions.  Such actions or changes could significantly alter our basic financial position, results of operations or cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  All of our long-term debt at March 31, 2015 and December 31, 2014 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2014 Form 10-K and is therefore not presented herein.

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

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates totaled $125 million at March 31, 2015, consisting of $89 million of billed receivables and $42 million of unbilled receivables, of which $6 million is secured by letters of credit posted by TCEH for our benefit. Under PUCT rules, unbilled amounts are billed within the following month and amounts are due in 35 days of billing.  Due to commitments made to the PUCT, this concentration of accounts receivable from affiliates increases the risk that a default could have a material effect on earnings and cash flows.  See Notes 2, 7 and 10 to Financial Statements for additional information regarding the potential impacts of the EFH Bankruptcy Proceedings on our transactions with affiliates and for additional information regarding our transactions involving members of the Texas Holdings Group.

Our exposure to credit risk associated with trade accounts receivable from nonaffiliates totaled $420 million at March 31, 2015.  The nonaffiliated receivable amount is before the allowance for uncollectible accounts, which totaled $3 million at March 31, 2015.  The nonaffiliated exposure includes trade accounts receivable from REPs totaling $305 million, which are almost entirely noninvestment grade.  At March 31, 2015, REP subsidiaries of a nonaffiliated entity collectively represented approximately 14% of the nonaffiliated trade receivable amount.  No other nonaffiliated parties represented 10% or more of the total trade accounts receivable amount.  We view our exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.”  All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements.  Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Form 10-K, “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the US Congress, the Texas Legislature, the Governor of Texas, the US Federal Energy Regulatory Commission, the PUCT, the North American Energy Regulatory Corporation, the Texas Reliability Entity, Inc., the Environmental Protection Agency, and the Texas Commission on Environmental Quality, with respect to:

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

ITEM 1A.   RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control.  In addition to the other information set forth in this report, including “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in “Part I, Item 1A.  Risk Factors” in our 2014 Form 10-K, which could materially affect our business, financial  condition or future results.  The risks described in such reports are not the only risks we face.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed* With File Number	As Exhibit
(4)	Instruments Defining the Rights of Security Holders, Including Indentures.
4(a)	333-100240 Form 8-K (filed March 30, 2015)	4.1	—	Officer's Certificate, dated March 24, 2015, establishing the terms of Oncor's 2.950% Senior Secured Notes due 2025 and 3.750% Senior Secured Notes due 2045.
4(b)	333-100240 Form 8-K (filed March 30, 2015)	4.2	—	Registration Rights Agreement, dated March 24, 2015, among Oncor and the representatives of the initial purchasers of the Notes.
(10)	Material Contracts.
10(a)	333-100240 Form 8-K (filed February 23, 2015)	10.1	—	Retention Agreement, effective as of February 17, 2015, between Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.
10(b)	333-100240 Form 10-K (filed February 27, 2015)	10(y)	—	Amendment No. 1 to the Salary Deferral Program, effective as of February 25, 2015.
10(c)	333-100240 Form 8-K (filed March 30, 2015)	10.1	—	Oncor Electric Delivery Company LLC Fourth Amended and Restated Executive Annual Incentive Plan.
10(d)	333-100240 Form 8-K (filed March 30, 2015)	10.2	—	Oncor Electric Delivery Company LLC Form of Long-Term Incentive Plan Award Agreement for performance periods beginning on or after January 1, 2015.
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.
31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99			—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2015.
XBRL Data Files.
101.INS			—	XBRL Instance Document
101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

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
David M. Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date:  May 1, 2015

EXHIBIT INDEX

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed* With File Number	As Exhibit
(4)	Instruments Defining the Rights of Security Holders, Including Indentures.
4(a)	333-100240 Form 8-K (filed March 30, 2015)	4.1	—	Officer's Certificate, dated March 24, 2015, establishing the terms of Oncor's 2.950% Senior Secured Notes due 2025 and 3.750% Senior Secured Notes due 2045.
4(b)	333-100240 Form 8-K (filed March 30, 2015)	4.2	—	Registration Rights Agreement, dated March 24, 2015, among Oncor and the representatives of the initial purchasers of the Notes.
(10)	Material Contracts.
10(a)	333-100240 Form 8-K (filed February 23, 2015)	10.1	—	Retention Agreement, effective as of February 17, 2015, between Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.
10(b)	333-100240 Form 10-K (filed February 27, 2015)	10(y)	—	Amendment No. 1 to the Salary Deferral Program, effective as of February 25, 2015.
10(c)	333-100240 Form 8-K (filed March 30, 2015)	10.1	—	Oncor Electric Delivery Company LLC Fourth Amended and Restated Executive Annual Incentive Plan.
10(d)	333-100240 Form 8-K (filed March 30, 2015)	10.2	—	Oncor Electric Delivery Company LLC Form of Long-Term Incentive Plan Award Agreement for performance periods beginning on or after January 1, 2015.
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.
31(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of Robert S. Shapard, chairman of the board and chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99			—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2015.
XBRL Data Files.
101.INS			—	XBRL Instance Document
101.SCH			—	XBRL Taxonomy Extension Schema Document
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*   Incorporated herein by reference.