Form 10-Q
period 2015-09-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2015-10-30
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of October 30, 2015,  80.03% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.22% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors.  None of the membership interests are publicly traded.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions of dollars)

Operating revenues:
Nonaffiliates	$793	$773	$2,218	$2,137
Affiliates	279	281	739	746
Total operating revenues	1,072	1,054	2,957	2,883
Operating expenses:
Wholesale transmission service	201	193	595	557
Operation and maintenance	186	183	539	517
Depreciation and amortization	217	218	653	638
Provision in lieu of income taxes (Note 10)	99	98	214	221
Taxes other than amounts related to income taxes	116	115	336	330
Total operating expenses	819	807	2,337	2,263
Operating income	253	247	620	620
Other income and deductions:
Other income (Note 11)	1	3	5	10
Other deductions (Note 11)	9	4	21	11
Nonoperating provision in lieu of income taxes	(3)	-	(6)	1
Interest income (Note 11)	(1)	1	(1)	3
Interest expense and related charges (Note 11)	84	89	250	266
Net income	$163	$158	$359	$355

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions of dollars)

Net income	$163	$158	$359	$355
Other comprehensive income (loss):
Cash flow hedges – derivative value net loss recognized in net income (net of tax expense of $–, $–, $– and $1) (Note 1)	1	1	1	2
Defined benefit pension plans (net of tax benefit of $–, $–, $– and $–) (Note 9)	-	(1)	1	(1)
Total other comprehensive income (loss)	1	-	2	1
Comprehensive income	$164	$158	$361	$356

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(millions of dollars)

Cash flows — operating activities:
Net income	$359	$355
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	686	669
Provision in lieu of deferred income taxes – net	(65)	(36)
Other – net	(2)	(2)
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 4)	41	(20)
Other operating assets and liabilities	34	(101)
Cash provided by operating activities	1,053	865
Cash flows — financing activities:
Issuances of long-term debt (Note 6)	725	250
Repayments of long-term debt (Note 6)	(594)	(89)
Net increase in short-term borrowings (Note 5)	(3)	(25)
Distributions to members (Note 8)	(283)	(181)
Debt discount, premium, financing and reacquisition expenses – net	(11)	(4)
Cash used in financing activities	(166)	(49)
Cash flows — investing activities:
Capital expenditures	(893)	(822)
Other – net	20	(4)
Cash used in investing activities	(873)	(826)
Net change in cash and cash equivalents	14	(10)
Cash and cash equivalents — beginning balance	4	27
Cash and cash equivalents — ending balance	$18	$17

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At September 30,	At December 31,
	2015	2014
	(millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$18	$4
Restricted cash — Bondco (Note 11)	62	56
Trade accounts receivable from nonaffiliates – net (Note 11)	444	407
Trade accounts and other receivables from affiliates – net (Note 10)	156	118
Amounts receivable from members related to income taxes (Note 10)	-	180
Materials and supplies inventories — at average cost	80	73
Prepayments and other current assets	90	88
Total current assets	850	926
Restricted cash — Bondco (Note 11)	-	16
Investments and other property (Note 11)	95	97
Property, plant and equipment – net (Note 11)	12,908	12,463
Goodwill (Note 11)	4,064	4,064
Regulatory assets – net ― Oncor (Note 4)	1,148	1,321
Regulatory assets – net ― Bondco (Note 4)	29	108
Other noncurrent assets	71	67
Total assets	$19,165	$19,062
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 5)	$708	$711
Long-term debt due currently ― Oncor (Note 6)	-	500
Long-term debt due currently ― Bondco (Note 6)	86	139
Trade accounts payable to nonaffiliates	164	202
Amounts payable to members related to income taxes (Note 10)	32	24
Accrued taxes other than amounts related to income taxes	150	174
Accrued interest	67	93
Other current liabilities	149	156
Total current liabilities	1,356	1,999
Long-term debt, less amounts due currently ― Oncor (Note 6)	5,681	4,956
Long-term debt, less amounts due currently ― Bondco (Note 6)	-	41
Liability in lieu of deferred income taxes (Note 10)	2,510	2,559
Other noncurrent liabilities and deferred credits (Note 11)	2,022	1,989
Total liabilities	11,569	11,544
Commitments and contingencies (Note 7)
Membership interests (Note 8):
Capital account ― number of interests outstanding 2015 and 2014 – 635,000,000	7,701	7,625
Accumulated other comprehensive loss	(105)	(107)
Total membership interests	7,596	7,518
Total liabilities and membership interests	$19,165	$19,062

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

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas.  Revenues from TCEH represented 25% and 26% of our total operating revenues for the nine months ended September 30, 2015 and 2014, respectively.  We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.  Oncor Holdings owns 80.03% of our membership interests, Texas Transmission owns 19.75% of our membership interests and certain members of our management team and board of directors indirectly own the remaining membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

Our consolidated financial statements include our wholly-owned, bankruptcy-remote financing subsidiary, Bondco, a variable interest entity.  This financing subsidiary was organized for the limited purpose of issuing certain transition bonds in 2003 and 2004.  Bondco issued transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.

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

2.    EFH BANKRUPTCY PROCEEDINGS

On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries that are members of the Texas Holdings Group, including EFIH, EFCH and TCEH (collectively, the EFH Debtors),  commenced proceedings under Chapter 11 of the US Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings.

The US Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date.  Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations.  Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of the EFH Petition Date, we estimated that our receivables from the Texas Holdings Group totaled approximately $129 million.  Since that time, we have collected $127 million of the prepetition amount.    We estimate any potential pre-tax loss resulting from the EFH Bankruptcy Proceedings to be immaterial.  A provision for uncollectible accounts from affiliates has not been established  as of September 30, 2015.

Potential Change in Control of Majority Owner or Other Change in Ownership of Oncor

As part of the EFH Bankruptcy Proceedings, on September 21, 2015, the EFH Debtors filed their fifth amended plan of reorganization (as such may be amended from time to time, Plan of Reorganization) and related amended disclosure statement (the Disclosure Statement).  Also on September 21, 2015, the bankruptcy court approved the Disclosure Statement and the EFH Debtors’ related Plan of Reorganization solicitation procedures.  The EFH Debtors are in the process of soliciting votes on the Plan of Reorganization, and a hearing on confirmation of the Plan of Reorganization is scheduled to begin on November 3, 2015.  We cannot predict the outcome of the creditor vote on the Plan of Reorganization or the confirmation hearing.

In general, the Plan of Reorganization proposes a merger and investment structure that involves a tax-free deconsolidation of TCEH from EFH Corp., immediately followed by the acquisition of reorganized EFH Corp. financed by existing TCEH creditors and third party investors.  In this regard, the Plan of Reorganization provides for a series of transactions that would lead to a significant change in the indirect equity ownership of Oncor.  Subject to the approval of the bankruptcy court, acquisition entities (Purchasers) controlled by an investor group (collectively, the Investor Group) consisting of certain unsecured creditors of TCEH and an affiliate of Hunt Consolidated, Inc. (Hunt), as well as certain other investors designated by Hunt to acquire (EFH Acquisition) reorganized EFH Corp. (Reorganized EFH), would acquire pursuant to a merger and purchase agreement direct or indirect equity interests in Reorganized EFH and EFIH that indirectly represent all of the outstanding equity interests in Oncor Holdings and at least 80.03% of the outstanding equity interests in Oncor.  As part of the transactions contemplated by the merger and purchase agreement, among other things, the Investor Group intends to raise up to $12.6 billion of equity and debt financing to invest in Reorganized EFH, and a successor to Reorganized EFH will be converted to a real estate investment trust (REIT) under the Internal Revenue Code.

In addition, and in connection with the merger and purchase agreement referred to above, at the request of and with the consent of EFIH, we and Oncor Holdings entered into a letter agreement with the Purchasers.  The letter agreement sets forth certain rights and obligations of the Oncor entities and the Purchasers to cooperate in the manner set forth therein with respect to initial steps to be taken in connection with the EFH Acquisition and the other transactions described in the merger and purchase agreement.

The letter agreement is not intended to give the Purchasers, directly or indirectly, the right to control or direct the operations of any Oncor entity prior to the receipt of all approvals required by the bankruptcy court, the PUCT and other governmental entities and the consummation of the EFH Acquisition and related transactions (if and when such transactions are consummated).  In addition, Oncor Holdings and Oncor have not endorsed or approved any restructuring involving Oncor Holdings or Oncor or any other transaction proposed by the Purchasers involving Oncor Holdings or Oncor, and the parties acknowledge that further action will be required by Oncor Holdings and Oncor in order for any such restructuring or other transaction to be completed.

In connection with the proposed EFH Acquisition, EFH Corp. has taken the position that, unless the Purchasers have otherwise acquired, or entered into a definitive agreement with Texas Transmission for the acquisition of the equity interest in Oncor held by Texas Transmission at the consummation of the EFH Acquisition, certain of EFH Corp.’s  rights contained in the Investor Rights Agreement (Investor Rights Agreement), dated November 2008 among Oncor and certain of its direct and indirect equity holders, including EFH Corp. and Texas Transmission, would require Texas Transmission to sell its equity interest in Oncor to the Purchasers in connection with the EFH Acquisition. In this regard, on October 19, 2015, EFH filed a complaint against Texas Transmission alleging breach of Texas Transmission’s obligations under the Investor Rights Agreement for failing to agree to sell its equity interest in Oncor in connection with the proposed EFH Acquisition.  We cannot predict the outcome of this pending litigation between EFH Corp. and Texas Transmission relating to the Investor Rights Agreement and the impact of such litigation on the EFH Acquisition and related transactions.

As a general matter, we cannot predict the outcome of the EFH Bankruptcy Proceedings and the related creditor vote and other stakeholder negotiations, including whether the bankruptcy court will approve the EFH Acquisition and the other transactions contemplated by the Plan of Reorganization or whether any such transactions will (or when they will) ultimately close. Bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict.  In addition to the requirements of the US Bankruptcy Code or the bankruptcy court, any such transactions would be the subject of customary closing conditions, including receipt of all applicable regulatory approvals.  In this regard, on September 29, 2015, Oncor and the Purchasers filed a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Plan of Reorganization.  Regulatory approvals with respect to those transactions also are the subject of a pending application filed with the Federal Energy Regulatory Commission.  As indicated above, such approvals remain pending, and there can be no assurance if or when the required regulatory approvals will be obtained or if the conditions to any such approvals will be acceptable to the Purchasers.

The EFH Bankruptcy Proceedings continue to be a complex litigation matter and the full extent of potential impacts on Oncor remains unknown.  We will continue to evaluate our affiliate transactions and contingencies throughout the EFH Bankruptcy Proceedings to determine any risks and resulting impacts on our results of operations, financial statements and cash flows.

See Note 10 for details of our related-party transactions with members of the Texas Holdings Group.

3.    REGULATORY MATTERS

2008 Rate Review

In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (Docket 35717), and new rates were implemented in September 2009.  We and four other parties appealed various portions of the rate review final order to a state district court.  In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  We filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities.  In early August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  The Austin Court of Appeals also reversed the PUCT and district court’s rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.’s ability to offset our taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment.  In late August 2014, we filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which we were not successful, including the consolidated tax savings adjustment.  In December 2014, the Austin Court of Appeals issued its opinion, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment.  We filed a petition for review with the Texas Supreme Court in February 2015.  At the request of the court, the parties filed responses to the petitions for review and replies in June and July 2015, respectively.   The Texas Supreme Court subsequently requested full briefing on the merits, with the briefing period ending on December 9, 2015. There is no deadline for the court to act.  If our appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, we estimate that on remand, the impact on earnings of the consolidated tax savings adjustment’s value could range from zero, as originally determined by the PUCT in Docket 35717, to an approximate $130 million loss (after tax).  We do not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to our results of operations or financial condition.

Change in Control Review

In connection with the EFH Acquisition contemplated by the Plan of Reorganization filed in the EFH Bankruptcy Proceedings, on September 29, 2015, Oncor and the Purchasers in the proposed EFH Acquisition filed a joint report and application for regulatory approvals pursuant to PURA. For additional information on the EFH Acquisition and application for regulatory approval, see Note 2 to Financial Statements.

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

	Remaining Rate Recovery/Amortization Period at	Carrying Amount At
	September 30, 2015	September 30, 2015	December 31, 2014

Regulatory assets:
Generation-related regulatory assets securitized by transition bonds (a)(e)	1 year	$53	$148
Employee retirement costs	4 years	43	55
Employee retirement costs to be reviewed (b)(c)	To be determined	279	246
Employee retirement liability (a)(c)(d)	To be determined	810	865
Self-insurance reserve (primarily storm recovery costs) ― net	4 years	103	127
Self-insurance reserve to be reviewed ― net (b)(c)	To be determined	321	242
Securities reacquisition costs (pre-industry restructure)	2 years	16	23
Securities reacquisition costs (post-industry restructure) ― net	Terms of related debt	8	7
Recoverable amounts in lieu of deferred income taxes ― net	Life of related asset or liability	11	14
Deferred conventional meter and metering facilities depreciation	Largely 5 years	106	123
Deferred AMS costs	To be determined	152	113
Energy efficiency performance bonus (a)	1 year	15	22
Under-recovered wholesale transmission service expense ― net (a)	1 year	-	26
Other regulatory assets	Various	9	12
Total regulatory assets		1,926	2,023
Regulatory liabilities:
Estimated net removal costs	Life of utility plant	646	531
Investment tax credit and protected excess deferred taxes	Various	14	18
Over-collection of transition bond revenues (a)(e)	1 year	30	32
Energy efficiency programs (a)	Not applicable	20	13
Over-recovered wholesale transmission service expense ― net (a)	1 year	39	-
Total regulatory liabilities		749	594
Net regulatory asset		$1,177	$1,429

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Costs incurred since the period covered under the last rate review.
(c)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(d)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(e)

Bondco net regulatory assets of $29 million at September 30, 2015 consisted of $51 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $22 million (excludes $8 million of over-collections related to Series 2003-1 transition bonds assumed by Oncor for final settlement).  Bondco net regulatory assets of $108 million at December 31, 2014 consisted of $140 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $32 million.

5.    BORROWINGS UNDER CREDIT FACILITIES

At September 30, 2015, we had a $2.4 billion secured revolving credit facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances.  In October 2015, we exercised one of the two one-year extensions available to us and extended the term of the revolving credit facility to October 2017.  In addition, we exercised our option to permanently reduce the revolving loan commitment available under the revolving credit facility. As a result of this reduction, the revolving loan commitment available under the revolving credit facility was reduced to $2.0 billion on October 9, 2015.    The terms of the revolving credit facility allow us to request an additional increase in our borrowing capacity of $100 million, provided certain conditions are met, including lender approval.

Borrowings under the revolving credit facility are classified as short-term on the balance sheet and are secured equally and ratably with all of our other secured indebtedness by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.

At September 30, 2015, we had outstanding borrowings under the revolving credit facility totaling $708 million with an interest rate of 1.31% and outstanding letters of credit totaling $7 million.  At December 31, 2014, we had outstanding borrowings under the revolving credit facility totaling $711 million with an interest rate of 1.29% and outstanding letters of credit totaling $7 million.

Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  At September 30, 2015, all outstanding borrowings bore interest at LIBOR plus 1.125%.  Amounts borrowed under the revolving credit facility, once repaid, can be borrowed again from time to time.

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.100% to 0.275% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the revolving credit facility.  Letter of credit fees on the stated amount of letters of credit issued under the revolving credit facility are payable to the lenders quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR.  Customary fronting and administrative fees are also payable to letter of credit fronting banks.  At September 30, 2015, letters of credit bore interest at 1.325%, and a commitment fee (at a rate of 0.125% per annum) was payable on the unfunded commitments under the revolving credit facility, each based on our current credit ratings.

Subject to the limitations described below, borrowing capacity available under the revolving credit facility at September 30, 2015 and December 31, 2014 was $1.685 billion and $1.682 billion, respectively.  As discussed above, in October 2015 we reduced the revolving loan commitment under the revolving credit facility by $400 million.  Generally, our indentures and revolving credit facility limit the incurrence of other secured indebtedness except for indebtedness secured equally and ratably with the indentures and revolving credit facility and certain permitted exceptions.  As described further in Note 6, the Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust.  At September 30, 2015, the available borrowing capacity of the revolving credit facility could be fully drawn.

The revolving credit facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring additional liens; entering into mergers and consolidations; and sales of substantial assets.  In addition, the revolving credit facility requires that we maintain a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.  For purposes of the ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP).  The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco.  Capitalization is calculated as membership interests determined in accordance with US GAAP plus indebtedness described above.  At September 30, 2015, we were in compliance with this covenant and with all other covenants.

6.    LONG-TERM DEBT

At September 30, 2015 and December 31, 2014, our long-term debt consisted of the following:

	September 30,	December 31,
	2015	2014

Oncor (a):
6.375% Fixed Senior Notes due January 15, 2015	$-	$500
5.000% Fixed Senior Notes due September 30, 2017	324	324
6.800% Fixed Senior Notes due September 1, 2018	550	550
2.150% Fixed Senior Notes due June 1, 2019	250	250
5.750% Fixed Senior Notes due September 30, 2020	126	126
4.100% Fixed Senior Notes due June 1, 2022	400	400
7.000% Fixed Debentures due September 1, 2022	800	800
2.950% Fixed Senior Notes due April 1, 2025	350	-
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
4.550% Fixed Senior Notes due December 1, 2041	400	400
5.300% Fixed Senior Notes due June 1, 2042	500	500
3.750% Fixed Senior Notes due April 1, 2045	375	-
Unamortized discount	(19)	(19)
Less amount due currently	-	(500)
Long-term debt, less amounts due currently — Oncor	5,681	4,956
Bondco (b):
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	-	54
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	86	126
Less amount due currently	(86)	(139)
Long-term debt, less amounts due currently — Bondco	-	41
Total long-term debt, less amounts due currently	$5,681	$4,997

__________

(a)   Secured by first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.

(b)   The transition bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt-Related Activity in 2015

Debt Repayments

Repayments of long-term debt in the nine months ended September 30, 2015 totaled $594 million representing $500 million aggregate principal amount of 6.375% senior secured notes paid at the scheduled maturity date of January 15, 2015 and $94 million of transition bond principal payments at scheduled maturity dates.

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

The Notes were issued in a private placement.   In October 2015 we completed an offering with the holders of the Notes to exchange their respective Notes for notes that have terms identical in all material respects to the Notes (Exchange Notes), except that the Exchange Notes do not contain terms with respect to transfer restrictions, registration rights and payment of additional interest for failure to observe certain obligations in a certain registration rights agreement.  The Exchange Notes were registered on a Form S-4, which was declared effective in September 2015.

Deed of Trust

Our secured indebtedness, including the revolving credit facility described in Note 5, is secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At September 30, 2015, the amount of available bond credits was approximately $2.709 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $1.130 billion.

Fair Value of Long-Term Debt

At September 30, 2015 and December 31, 2014, the estimated fair value of our long-term debt (including current maturities) totaled $6.539 billion and $6.844 billion, respectively, and the carrying amount totaled $5.767 billion and $5.636 billion, respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

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

8.    MEMBERSHIP INTERESTS

Cash Distributions

Distributions are limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At September 30, 2015, $111 million was available for distribution to our members as our regulatory capitalization ratio was 59.3% debt and 40.7% equity.  The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  The debt calculation excludes transition bonds issued by Bondco.  Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of purchase accounting (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

On October 27, 2015, our board of directors declared a cash distribution of an amount up to and including $140 million to be paid to our members in November 2015, with the exact amount to be determined by management using earnings through October 31, 2015.  During the nine months ended September 30, 2015, our board of directors declared, and we paid the following cash distributions to our members:

Declaration Date	Payment Date	Amount
July 29, 2015	August 10, 2015	$118
April 29, 2015	May 15, 2015	$65
February 25, 2015	February 26, 2015	$100

Membership Interests

The following tables present the changes to membership interests during the nine months ended September 30, 2015 and 2014:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests

Balance at December 31, 2014	$7,625	$(107)	$7,518
Net income	359	-	359
Distributions	(283)	-	(283)
Net effects of cash flow hedges (net of tax)	-	1	1
Defined benefit pension plans (net of tax)	-	1	1
Balance at September 30, 2015	$7,701	$(105)	$7,596

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests

Balance at December 31, 2013	$7,457	$(48)	$7,409
Net income	355	-	355
Distributions	(181)	-	(181)
Net effects of cash flow hedges (net of tax)	-	2	2
Defined benefit pension plans (net of tax)	-	(1)	(1)
Balance at September 30, 2014	$7,631	$(47)	$7,584

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes to accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 and 2014:

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2014	$(24)	$(83)	$(107)
Defined benefit pension plans (net of tax)	-	1	1
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	1	-	1
Balance at September 30, 2015	$(23)	$(82)	$(105)

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2013	$(26)	$(22)	$(48)
Defined benefit pension plans (net of tax)	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	2	(1)	1
Balance at September 30, 2014	$(24)	$(23)	$(47)

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

Our net costs related to pension and OPEB plans for the three and nine months ended September 30, 2015 and 2014 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Components of net allocated pension costs:
Service cost	$6	$6	$18	$18
Interest cost	33	33	99	99
Expected return on assets	(29)	(34)	(87)	(102)
Amortization of net loss	16	9	48	29
Net pension costs	26	14	78	44
Components of net OPEB costs:
Service cost	2	2	6	5
Interest cost	11	11	33	33
Expected return on assets	(3)	(3)	(9)	(9)
Amortization of prior service cost	(5)	(5)	(15)	(15)
Amortization of net loss	8	8	24	20
Net OPEB costs	13	13	39	34
Total net pension and OPEB costs	39	27	117	78
Less amounts deferred principally as property or a regulatory asset	(28)	(18)	(84)	(51)
Net amounts recognized as expense	$11	$9	$33	$27

The discount rates reflected in net pension and OPEB costs in 2015 are 3.95%, 4.19% and 4.23% for the Oncor Retirement Plan, the EFH Retirement Plan and the OPEB plans, respectively.  The expected return on pension and OPEB plan assets reflected in the 2015 cost amounts are 5.25%, 5.38% and 6.65% for the Oncor Retirement Plan, the EFH Retirement Plan and the OPEB plans, respectively.

We made cash contributions to the pension plans and OPEB plans of $3 million and $19 million, respectively, during the nine months ended September 30, 2015. We expect to make additional cash contributions to the pension plans and OPEB plans of $48 million and $6 million, respectively, during the remainder of 2015 and approximately $373 million and $147 million, respectively, in the 2015 to 2019 period.

10.   RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions.  See Note 2 for additional information regarding related-party contingencies resulting from the EFH Bankruptcy Proceedings.

•

We record revenue from TCEH, principally for electricity delivery fees, which totaled $279 million and $281 million for the three months ended September 30, 2015 and 2014, respectively, and $739 million and $746 million for the nine months ended September 30, 2015 and 2014, respectively.  The fees are based on rates regulated by the PUCT that apply to all REPs.  These revenues included less than $1 million for each of the three- and nine-month periods ended September 30, 2015 and 2014 pursuant to a transformer maintenance agreement with TCEH.

Trade accounts and other receivables from EFH Corp. affiliates – net reported on our balance sheet, primarily consisting of trade receivables from TCEH related to these electricity delivery fees, are as follows:

	At September 30,	At December 31,
	2015	2014

Trade accounts and other receivables from affiliates - billed	$100	$71
Trade accounts and other receivables from affiliates - unbilled	60	52
Trade accounts and other payables to affiliates	(4)	(5)
Trade accounts and other receivables from affiliates – net	$156	$118

•

EFH Corp. subsidiaries charge us for certain administrative services at cost.  Our payments to EFH Corp. subsidiaries for administrative services, which are primarily reported in operation and maintenance expenses, totaled $5 million and $7 million for the three months ended September 30, 2015 and 2014, respectively, and $14 million and $22 million for the nine months ended September 30, 2015 and 2014, respectively.  We also charge each other for shared facilities at cost.  Our payments to EFH Corp. for shared facilities totaled $1 million for the each of the three-month periods ended September 30, 2015 and 2014 and $3 million for each of the nine-month periods ended September 30, 2015 and 2014. Payments we received from EFH Corp. subsidiaries related to shared facilities totaled less than $1 million for the each of the three months  ended September 30, 2015 and 2014 and $1 million and $2 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At September 30, 2015			At December 31, 2014
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes receivable	$-	$-	$-	$(144)	$(36)	$(180)
Federal income taxes payable	15	3	18	-	-	-
Texas margin taxes payable	14	-	14	24	-	24
Net payable (receivable)	$29	$3	$32	$(120)	$(36)	$(156)

Cash payments made to members related to income taxes consisted of the following:

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes	$39	$10	$49	$140	$35	$175
Texas margin taxes	24	-	24	23	-	23
Total payments	$63	$10	$73	$163	$35	$198

•

In September 2014, EFH Corp. signed the final agreed Revenue Agent Report and associated documentation (RAR) for the 2007 tax year and filed a motion seeking approval of the bankruptcy court in the EFH Bankruptcy Proceedings of its signing of the RAR.   The cash income tax impact related to the conclusion of the 2007 audit is a refund from our members of approximately $45 million that is recorded in liability in lieu of deferred income taxes.  In the fourth quarter of 2014, the Department of Justice filed a claim with the bankruptcy court for open tax years through 2013 that was consistent with the settlement EFH Corp. reached with the IRS for tax years 2003 through 2006.   The cash income tax impact related to the conclusion of the 2003 through 2006 audit is expected to be a refund of approximately $11 million and is recorded in liability in lieu of deferred income taxes.  In the second quarter of 2015, EFH Corp.  received the final RAR and associated documentation for the 2008 tax year which includes the results of Oncor.  In addition, we received the final RAR and associated documentation for tax years 2008 and 2009 in which we filed a partnership tax return.  The RARs reflect additional deductions for Oncor resulting in approximately $8 million in tax refunds from our members.  Of the expected refunds, $4 million is related to pre-partnership formation and is recorded in liability in lieu of deferred income taxes and $4 million is related to post-partnership formation and was collected during the third quarter of 2015.

•

Our PUCT-approved tariffs include requirements to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Bondco.  Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods.  Accordingly, at both September 30, 2015 and December 31, 2014, TCEH had posted security in the amount of $9 million for our benefit.

•

Under Texas regulatory provisions, the trust fund for decommissioning TCEH’s Comanche Peak nuclear generation facility is funded by a delivery fee surcharge we collect from REPs and remit monthly to TCEH.  Delivery fee surcharges totaled $5 million for each of the three-month periods ended September 30, 2015 and 2014 and $13 million for each of the nine-month periods ended September 30, 2015 and 2014.  Our sole obligation with regard to nuclear decommissioning is as the collection agent of funds charged to ratepayers for nuclear decommissioning activities.  If, at the time of decommissioning, actual decommissioning costs exceed available trust funds, we would not be obligated to pay any shortfalls but would be required to collect any rates approved by the PUCT to recover any additional decommissioning costs.  Further, if there were to be a surplus when decommissioning is complete, such surplus would be returned to ratepayers under terms prescribed by the PUCT.

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

11.   SUPPLEMENTARY FINANCIAL INFORMATION

Major Customers

Revenues from TCEH represented 26% and 27% of our total operating revenues for the three months ended September 30, 2015 and 2014, respectively, and 25% and 26% for the nine months ended September 30, 2015 and 2014, respectively.  Revenues from REP subsidiaries of NRG Energy, Inc., a nonaffiliated entity, collectively represented 18% and 17% of our total operating revenues for the three months ended September 30, 2015 and 2014, respectively, and 17% and 16% of our total operating revenues for the nine months ended September 30, 2015 and 2014, respectively.    No other customer represented 10% or more of our total operating revenues.

Other Income and Deductions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Other income:
Accretion of fair value adjustment (discount) to regulatory assets due to purchase accounting	$1	$3	$5	$9
Other	-	-	-	1
Total other income	$1	$3	$5	$10
Other deductions:
Professional fees	$7	$3	$14	$10
Other	2	1	7	1
Total other deductions	$9	$4	$21	$11

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Interest expense	$85	$89	$251	$267
Amortization of debt issuance costs and discounts	-	1	2	2
Allowance for funds used during construction – capitalized interest portion	(1)	(1)	(3)	(3)
Total interest expense and related charges	$84	$89	$250	$266

Restricted Cash

During the quarter ended September 30, 2015, the Bondco Series 2003-1 bonds matured and were paid in full. As a result, approximately $11 million of Bondco related funds held in trust became unrestricted and was returned to Bondco and distributed by Bondco to Oncor. All restricted cash amounts reported on our balance sheet at September 30, 2015 and December 31, 2014 relate to the transition bonds.

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2015	2014

Gross trade accounts and other receivables	$603	$528
Trade accounts and other receivables from affiliates	(156)	(118)
Allowance for uncollectible accounts	(3)	(3)
Trade accounts receivable from nonaffiliates – net	$444	$407

Gross trade accounts receivable at September 30, 2015 and December 31, 2014 included unbilled revenues of $207 million and $182 million, respectively.  At September 30, 2015 and December 31, 2014, REP subsidiaries of NRG Energy, Inc., a nonaffiliated entity, collectively represented approximately 16% and 12% of the nonaffiliated trade accounts receivable amount, respectively.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.  Due to commitments made to the PUCT in 2007, we are not allowed to recover bad debt expense, or certain other costs and expenses, from ratepayers in the event of a default or bankruptcy by an affiliate REP.

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2015	2014

Assets related to employee benefit plans, including employee savings programs	$92	$94
Land	3	3
Total investments and other property	$95	$97

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2015	2014

Total assets in service	$18,846	$18,238
Less accumulated depreciation	6,421	6,125
Net of accumulated depreciation	12,425	12,113
Construction work in progress	468	335
Held for future use	15	15
Property, plant and equipment – net	$12,908	$12,463

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet consisted of the following:

	At September 30, 2015			At December 31, 2014
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Identifiable intangible assets subject to amortization included in property, plant and equipment:
Land easements	$466	$90	$376	$463	$86	$377
Capitalized software	452	286	166	433	242	191
Total	$918	$376	$542	$896	$328	$568

Aggregate amortization expense for intangible assets totaled $16 million and $15 million for the three months ended September 30, 2015 and 2014, respectively, and $48 million and $42 million for the nine months ended September 30, 2015 and 2014, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense
2015	$64
2016	62
2017	53
2018	48
2019	45

At both September 30, 2015 and December 31, 2014, goodwill totaling $4.1 billion was reported on our balance sheet.  None of this goodwill is being deducted for tax purposes.

Other Noncurrent Liabilities and Deferred Credits

Other noncurrent liabilities and deferred credits reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2015	2014

Retirement plans and other employee benefits	$1,942	$1,894
Uncertain tax positions (including accrued interest)	2	2
Amount payable related to income taxes	-	17
Investment tax credits	16	17
Other	62	59
Total other noncurrent liabilities and deferred credits	$2,022	$1,989

Interest Income

Interest income for the current periods primarily represents unrealized losses on certain benefit plan trust assets.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2015	2014

Cash payments (receipts) related to:
Interest	$277	$296
Capitalized interest	(3)	(3)
Interest (net of amounts capitalized)	$274	$293
Amount in lieu of income taxes (a):
Federal	$49	$175
State	24	23
Total amount in lieu of income taxes	$73	$198
Noncash construction expenditures (b)	$60	$34

_____________

(a)	See Note 10 for income tax detail.
(b)	Represents end-of-period accruals.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2015 and 2014 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements as well as the Risk Factors contained in our 2014 Form 10-K.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas.  Revenues from TCEH represented 26%  and 27%  of our reported total operating revenues for the three months ended September 30, 2015 and 2014, respectively, and 25%  and 26%  of our reported total operating revenues for the nine months ended September 30, 2015 and 2014, respectively.  We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  Oncor Holdings owns 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly own the remaining 0.22% of the outstanding membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

The US Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date.  Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations.  Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of the EFH Petition Date, we estimated that our receivables from the Texas Holdings Group totaled approximately $129 million.  Since that time, we have collected $127 million of the prepetition amount.  We estimate any potential pre-tax loss resulting from the EFH Bankruptcy Proceedings to be immaterial.  A provision for uncollectible accounts from affiliates has not been established as of September 30, 2015.

The EFH Bankruptcy Proceedings are a complex litigation matter and the full extent of potential exposure at this time is unknown.  In general, the Plan of Reorganization provides for a series of transactions that would lead to a significant change in the indirect equity ownership of Oncor if the Plan of Reorganization is approved by the creditors of the EFH Debtors and confirmed by the bankruptcy court.  In this regard, on September 29, 2015, Oncor and the Purchasers filed a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Plan of Reorganization.  Regulatory approvals with respect to those transactions also are the subject of a pending application filed with the Federal Energy Regulatory Commission. Such approvals remain pending, and there can be no assurance if or when the required regulatory approvals will be obtained or if the conditions to any such approvals will be acceptable to the Purchasers.  In addition, we will continue to evaluate our affiliate transactions and contingencies throughout the EFH Bankruptcy Proceedings to determine any risks and resulting impacts on our results of operations, financial statements and cash flows. See Notes 2, 7 and 10 to Financial Statements and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information.

For information regarding matters with the PUCT, see discussion below under “Regulation and Rates.”

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2015	2014	Change	2015	2014	Change

Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	14,494	13,194	9.9	34,174	32,834	4.1
Other (a)	21,522	20,495	5.0	57,008	55,390	2.9
Total electric energy volumes	36,016	33,689	6.9	91,182	88,224	3.4
Reliability statistics (b):
System Average Interruption Duration Index (SAIDI) (nonstorm)				98.0	102.3	(4.2)
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.4	1.4	0.0
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				71.4	75.3	(5.2)
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)				3,367	3,321	1.4

	Three Months Ended September 30,		$	Nine Months Ended September 30,		$
	2015	2014	Change	2015	2014	Change

Operating revenues:
Distribution base revenues	$552	$520	$32	$1,434	$1,394	$40
Transmission base revenues (c)	214	207	7	632	597	35
Reconcilable rates:
TCRF (c)	277	268	9	820	772	48
Transition charges	30	40	(10)	99	110	(11)
AMS surcharges	34	35	(1)	107	107	-
EECRF and rate case expense surcharges	16	21	(5)	38	51	(13)
Other miscellaneous revenues	25	38	(13)	52	67	(15)
Intercompany eliminations (c)	(76)	(75)	(1)	(225)	(215)	(10)
Total operating revenues	$1,072	$1,054	$18	$2,957	$2,883	$74

________________

(a)Includes small business, large commercial and industrial and all other non-residential distribution points of delivery.

(b)SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.  The statistics presented are based on twelve months ended September 30, 2015 and 2014 data.

(c)A portion of transmission base revenues (TCOS) is recovered from Oncor’s distribution customers through the TCRF rate.

Financial Results — Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Total operating revenues increased $18 million, or 2%, to $1,072 million in 2015.  All revenue is billed under tariffs approved by the PUCT.  The change reflected:

•

An Increase in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on January 1, 2012.  The $32 million increase in distribution base rate revenues consisted of $26 million impact of higher consumption largely driven by favorable weather and $6 million due to growth in points of delivery.

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $7 million increase in transmission base revenues primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table below for a listing of Transmission Interim Rate Update Applications impacting revenues for the three months ended September 30, 2015 and 2014, as well as filings that will impact revenues for the year ended December 31, 2015.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
44968	July 2015	September 2015	$21	$14	$7
44363	January 2015	March 2015	$35	$23	$12
42706	July 2014	September 2014	$12	$8	$4
42267	February 2014	April 2014	$74	$47	$27
41706	July 2013	September 2013	$71	$45	$26

•

An Increase in Reconcilable Rates — The PUCT has designated certain tariffs (TCRF, EECRF surcharge, AMS surcharge and charges related to transition bonds) as reconcilable, which means the differences between amounts billed under these tariffs and the related incurred costs, including a return component where allowed, are deferred as either regulatory assets or regulatory liabilities.  Accordingly, at prescribed intervals, future applicable tariffs are adjusted to either repay regulatory liabilities or collect regulatory assets.  While changes in these tariffs affect revenues and the timing of cash flows, they do not impact operating income, except for the AMS return component.  See Note 1 to Financial Statements for a discussion of the accounting treatment of reconcilable tariffs.

-

An Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $9 million increase in TCRF revenue reflects the pass through of an $8 million increase in third-party wholesale transmission expense described below and a $1 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At September 30, 2015, $39 million was deferred as over-recovered wholesale transmission service expense.  See TCRF Filings Table below for a listing of TCRF filings impacting cash flows for the three months ended September 30, 2015 and 2014, as well as filings that will impact cash flows for the year ended December 31, 2015.

TCRF Filings Table

			Semi-Annual
			Billing Impact
Docket No.	Filed	Effective	Increase (Decrease)
44771	May 2015	September 2015 – February 2016	$47
43858	December 2014	March 2015 – August 2015	$(27)
42558	May 2014	September 2014 – February 2015	$71
42059	December 2013	March 2014 – August 2014	$44
41543	June 2013	September 2013 – February 2014	$88

-

A decrease in Transition Charges — Transition charge revenue is dedicated to paying the principal and interest of transition bonds.  We account for the difference between transition charge revenue recognized and cost related to the transition bonds as a regulatory liability.  Annual true-up adjustments are filed to increase or decrease the transition charges such that sufficient funds will be collected during the following period to meet scheduled debt service payments.  The 2003 Series transition bonds matured in August 2015. The 2004 Series transition bonds are outstanding as of September 30, 2015 and mature in May 2016.    We anticipate that the maturing of these transition bonds will result in declining transition charge revenues to an estimated $20 million in both the fourth quarter of 2015 and the first quarter of 2016 with revenues declining to zero by the end of the second quarter of 2016.  Offsetting declines in interest and amortization expense are also anticipated, resulting in no impact to our net income.  The $10 million decrease in charges related to transition bonds compared to the prior period corresponds with offsetting decreases in amortization and interest expense and primarily reflects the maturing and payment in full of the 2003 Series transition bonds during the quarter.

-

A  Decrease in AMS Surcharges — The PUCT has authorized monthly per customer advanced meter cost recovery factors designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  We recognize revenues equal to reconcilable expenses incurred including depreciation net of calculated savings plus a return component on our investment.    The $1 million decrease in recognized AMS revenues is due to declining AMS investment.

-

A Decrease in EECRF and Rate Case Expense Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The  $5 million decrease in EECRF and rate case expense surcharges is offset in operation and maintenance expense.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the three months ended September 30, 2015 and 2014, as well as filings that will impact revenues for the year ended December 31, 2015.

EECRF Filings Table

Docket No.	Filed	Effective	Average Monthly Charge per Residential Customer (a)	Program Costs	Performance Bonus	Under-/ (Over)- Recovery
44784	June 2015	March 2016	$1.19	$61	$10	$(4)
42559	May 2014	March 2015	$1.23	$50	$23	$(5)
41544	May 2013	March 2014	$1.22	$62	$12	$(1)

______________

 (a)  As of March 2014, average monthly charges are for a residential customer using 1,200 kWh, as the energy efficiency substantive rules require rates to be on a volumetric basis rather than a fixed monthly charge.

•

Decrease in Other Miscellaneous Revenues  — Miscellaneous revenues include disconnect/reconnect fees and other discretionary revenues for services requested by REPs, services provided on a time and materials basis, rents, energy efficiency performance bonuses approved by the PUCT and other miscellaneous revenues. The $13 million decrease in miscellaneous revenues is primarily due to the recognition of a lower energy efficiency program bonus in 2015 compared to 2014.

Wholesale transmission service expense increased $8 million, or 4%, to $201 million in 2015 due to higher fees paid to other transmission entities.

Operation and maintenance expense increased $3 million, or 2%, to $186 million in 2015.  Operation and maintenance expense increased $11 million due to higher vegetation management costs and higher labor related expenses, which were partially offset by lower energy efficiency program costs of $3 million, regulatory asset amortization of $2 million and contractor costs of $3 million.  The $3 million decrease related to the energy efficiency program resulted in a corresponding $3 million decrease in EECRF surcharges, as described above. Amortization of regulatory assets reported in operation and maintenance expense totaled $12 million and $14 million for the three months ended September 30, 2015 and 2014, respectively.

Depreciation and amortization decreased $1 million to $217 million in 2015.  The decrease reflects lower amortization of regulatory assets primarily driven by the maturity of the 2003 Series transition bonds (with an offsetting decrease in revenues), which was partially offset by a $9 million increase attributed to ongoing investments in property, plant and equipment.

Taxes other than amounts related to income taxes increased $1 million, or 1%, to $116 million in 2015.  The change includes a $1 million increase in property taxes.

Other income decreased $2 million in 2015 due to the accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting.  See Note 11 to Financial Statements.

Other deductions totaled $9 million in 2015 and $4 million in 2014.  See Note 11 to Financial Statements.

Provision in lieu of income taxes totaled $96 million (including a $3 million benefit related to nonoperating income) in 2015 compared to $98 million (all of which related to operating income) in 2014.  The effective income tax rate on pretax income was 37.1% in 2015 and 38.3% in 2014.  The 2015 effective income tax rate on pretax income differs from the US federal statutory rate of 35% primarily due to the effect of the 2015 Texas margin tax.

Interest expense and related charges decreased $5 million, or 6%, to $84 million in 2015.  The change is attributable to lower average interest rates as well as the maturity of the 2003 Series transition bonds.

Net income increased $5 million, or 3%, to $163 million in 2015.  The change primarily reflects increased revenue from higher distribution base revenues driven by favorable weather and growth in points of delivery partially offset by a lower energy efficiency program bonus and higher operating expenses.

Financial Results — Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Total operating revenues increased $74 million, or 3%, to $2,957 million in 2015.  All revenue is billed under tariffs approved by the PUCT.  The change reflected:

•

An Increase in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on January 1, 2012.  The $40 million increase in distribution base rate revenues consists primarily of a  $26 million impact of higher consumption largely driven by favorable weather and $14 million due to growth in points of delivery.

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $35 million increase in transmission base revenues primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table above for a listing of Transmission Interim Rate Update Applications impacting revenues for the nine months ended September 30, 2015 and 2014, as well as filings that will impact revenues for the year ended December 31, 2015.

•

An Increase in Reconcilable Rates — The PUCT has designated certain tariffs (TCRF, EECRF surcharge, AMS surcharge and charges related to transition bonds) as reconcilable, which means the differences between amounts billed under these tariffs and the related incurred costs, including a return component where allowed, are deferred as either regulatory assets or regulatory liabilities.  Accordingly, at prescribed intervals, future applicable tariffs are adjusted to either repay regulatory liabilities or collect regulatory assets.  While changes in these tariffs affect revenues and the timing of cash flows, they do not impact operating income, except for the AMS return component.  See Note 1 to Financial Statements for a discussion of accounting treatment of reconcilable tariffs.

-

An Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $48 million increase in TCRF revenue reflects the pass through of a $38 million increase in third-party wholesale transmission expense described below and a $10 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At September 30, 2015, $39 million was deferred as over-recovered wholesale transmission service expense (see Note 4 to Financial Statements).  See TCRF Filings Table above for a listing of TCRF filings impacting cash flows for the nine months ended September 30, 2015 and 2014, as well as filings that will impact cash flows for the year ended December 31, 2015.

-

A Decrease in Transition Charges — Transition charge revenue is dedicated to paying the principal and interest of transition bonds.  We account for the difference between transition charge revenue recognized and cost related to the transition bonds as a regulatory liability.  Annual true-up adjustments are filed to increase or decrease the transition charges such that sufficient funds will be collected during the following period to meet scheduled debt service payments.  The 2003 Series transition bonds matured in August 2015.  The 2004 Series transition bonds are outstanding as of September 30, 2015 and mature in May 2016.  We anticipate that the maturing of these transition bonds will result in declining transition charge revenues to an estimated $20 million in both the fourth quarter of 2015 and the first quarter of 2016 with revenues declining to zero by the end of the second quarter of 2016.  Offsetting declines in interest and amortization expense are also anticipated resulting in no impact to our net income.  The $11 million decrease in charges related to transition bonds compared to the prior period corresponds with offsetting decreases in amortization and interest expense and primarily reflects the maturity of the 2003 Series transition bonds during the current period.

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

-

A Decrease in EECRF and Rate Case Expense Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The  $13 million decrease in EECRF and rate case expense surcharges is offset in operation and maintenance expense.  See EECRF Filings Table above for a listing of EECRF filings impacting revenues for the nine months ended September 30, 2015 and 2014, as well as filings that will impact revenues for the year ended December 31, 2015.

•

A  Decrease in Other Miscellaneous Revenues  — Miscellaneous revenues include disconnect/reconnect fees and other discretionary revenues for services requested by REPs, services provided on a time and materials basis, rents, energy efficiency performance bonuses approved by the PUCT and other miscellaneous revenues.  The $15 million decrease in miscellaneous revenues is primarily due to the recognition of a lower energy efficiency program bonus in 2015 compared to 2014.

Wholesale transmission service expense increased $38 million, or 7%, to $595 million in 2015 due to higher fees paid to other transmission entities.

Operation and maintenance expense increased $22 million, or 4%, to $539 million in 2015.  The change included $22 million in higher vegetation management costs, $12 million higher labor related costs and the impact of recognizing a PUCT order in the prior period allowing recovery of $3 million of rate case expenses previously written off partially offset by $3 million lower transportation expense and $3 million lower contractor costs. Operation and maintenance expense also reflects fluctuations in expenses that are offset by corresponding reconcilable rate revenues, including a $13 million decrease related to the energy efficiency program and rate case expense amortization and a $2 million increase related to advanced meters.  Amortization of regulatory assets reported in operation and maintenance expense totaled $38 million and $40 million for the nine months ended September 30, 2015 and 2014, respectively.

Depreciation and amortization increased $15 million, or 2%, to $653 million in 2015.  The increase reflects  $27 million attributed to ongoing investments in property, plant and equipment, partially offset by $12 million in lower amortization of regulatory assets primarily driven by the maturity of the 2003 Series transition bonds (with an offsetting decrease in revenues) in the current period.

Taxes other than amounts related to income taxes increased $6 million, or 2%, to $336 million in 2015.  The change includes a $4 million increase in property taxes and a $1 million increase in local franchise fees.

Other income totaled $5 million in 2015 and $10 million in 2014, and for both periods, consisted primarily of the accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting.  See Note 11 to Financial Statements.

Other deductions totaled $21 million in 2015 and $11 million in 2014.  See Note 11 to Financial Statements.

Provision in lieu of income taxes totaled $208 million (including a $6 million benefit related to nonoperating income) in 2015 compared to $222 million (including $1 million related to nonoperating income) in 2014.  The effective income tax rate on pretax income was 36.7% in 2015 and 38.5% in 2014.  The 2015 effective income tax rate on pretax income differs from the US federal statutory rate of 35% primarily due to the effect of the 2015 Texas margin tax.

Interest expense and related charges decreased $16 million, or 6%, to $250 million in 2015.  The change was driven by a $19 million decrease attributable to lower average interest rates partially offset by a $3 million increase due to higher average borrowings reflecting ongoing capital investments.

Net income increased $4 million, or 1%, to $359 million in 2015.  The change primarily reflects increased revenue from higher distribution base revenues driven by favorable weather and growth in points of delivery, higher transmission base revenues, lower interest expense and lower income taxes partially offset by higher operating and maintenance expense, a lower energy efficiency program bonus, higher depreciation and amortization and higher other deductions.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Cash provided by operating activities totaled $1,053 million and $865 million in 2015 and 2014, respectively. The $188 million increase is primarily the result of a  $126 million decrease in federal income tax payments, a  $57 million decrease in pension and OPEB contributions,  a $46 million increase in over-collections of wholesale transmission service expense and a $19 million decrease in interest payments, partially offset by a $35 million increase in storm related repairs and a $20 million impact of returning customer interconnection agreement deposits that were received in the prior period.  The decrease in tax payments is the result of the December 2014 enactment of the Tax Increase Prevention Act of 2014 which retroactively reinstated 50% bonus depreciation on certain assets placed into service in 2014 resulting in receivables from our members. We settled the receivables as the 2015 estimated tax payments became due under the Tax Sharing Agreement.

Cash used in financing activities totaled $166 million and $49 million in 2015 and 2014, respectively.  The $117 million decrease in cash primarily reflects a  $504 million increase in long-term debt repayments and a $102 million increase in distributions to our members, partially offset by a $475 million increase in long-term debt issuances. See Notes 6 and 8 to Financial Statements for additional information regarding long-term debt activity and distributions to our members, respectively.

Cash used in investing activities, which consists primarily of capital expenditures, totaled $873 million and $826 million in 2015 and 2014, respectively.  The 2015 activity reflected increases in capital expenditures for transmission and distribution facilities to serve new customers and infrastructure capital maintenance spending, partially offset by a $127 million decrease in capital expenditures for Competitive Renewable Energy Zone transmission. Cash used in investing activities also includes $11 million of Bondco related funds that were held in trust that became unrestricted in 2015 when the Series 2003-1 bonds matured and are included in the Other caption.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $33 million and $31 million more than the amounts reported in the statements of consolidated income in the nine months ended September 30, 2015 and 2014, respectively.  The differences result from amortization reported in the following different lines items in the statements of consolidated income: regulatory asset amortization (reported in operation and maintenance expense), the accretion of the adjustment (discount) to regulatory assets (reported in other income) and the amortization of debt fair value discount (reported in interest expense and related charges).

Long-Term Debt Activity  — Repayments of long-term debt in the nine months ended September 30, 2015 totaled $594 million representing $500 million aggregate principal amount of 6.375% senior secured notes paid at the scheduled maturity date of January 15, 2015 and $94 million of transition bond principal payments  at scheduled maturity dates.

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

Available Liquidity/Credit Facility — Our primary source of liquidity, aside from operating cash flows, is our ability to borrow under our revolving credit facility.  At September 30, 2015, we had a $2.4 billion secured revolving credit facility.  In October 2015, we exercised one of the two one-year extensions available to us and extended the term of the revolving credit facility to October 2017.    Subject to the limitations described below, available borrowing capacity under our revolving credit facility totaled $1.685 billion and $1.682 billion at September 30, 2015 and December 31, 2014, respectively.  In October 2015, we exercised our option to permanently reduce the revolving loan commitment available under the facility. As a result of this reduction, the revolving loan commitment available under the revolving credit facility was reduced to $2.0 billion on October 9, 2015.  We may request an increase in our borrowing capacity of $100 million in the aggregate and one additional year extension, provided certain conditions are met, including lender approval.

The revolving credit facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At September 30, 2015, we were in compliance with the covenant.  See “Financial Covenants, Credit Rating Provisions and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.  The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that have been certified to the Deed of Trust collateral agent.  Accordingly, the availability under our revolving credit facility is limited by the amount of available bond credits and any property additions certified to the Deed of Trust collateral agent in connection with the revolving credit facility borrowings.    To the extent we continue to issue debt securities secured by the Deed of Trust, those debt securities would also be limited by the amount of available bond credits and any property additions that have been certified to the Deed of Trust collateral agent.  At September 30, 2015, the available bond credits totaled $2.709 billion, and the amount of additional potential indebtedness that could be secured by property additions, subject to the completion of a certification process, totaled $1.130 billion.  At September 30, 2015, the available borrowing capacity of the revolving credit facility could be fully drawn.

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

Cash and cash equivalents totaled $18 million and $4 million at September 30, 2015 and December 31, 2014, respectively.  Available liquidity (cash and available revolving credit facility capacity) at September 30, 2015 totaled $1.703 billion reflecting an increase of $17 million from December 31, 2014.  The increase reflects the seasonal nature of our business. In October 2015, we reduced the revolving loan commitment available under our revolving credit facility by $400 million.

We also committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At September 30, 2015 and December 31, 2014, our regulatory capitalization ratios were 59.3% debt and 40.7% equity and 58.8% debt and 41.2% equity, respectively.  See Note 8 to Financial Statements for discussion of the regulatory capitalization ratio.

Liquidity Needs, Including Capital Expenditures — Our board of directors, which annually approves capital expenditure estimates for the following year, has approved capital expenditures totaling $1.1 billion in 2015 and $1.4 billion in 2016.  Management currently expects to recommend to our board of directors capital expenditures of approximately $1.5 billion in each of the years 2017 through 2020.  These capital expenditures are expected to be used for investment in transmission and distribution infrastructure.

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

Distributions — On October 27, 2015, our board of directors declared a cash distribution of an amount up to and including $140 million to be paid to our members in November 2015, with the exact amount to be determined by management using earnings through October 31, 2015.    During the nine months ended September 30, 2015, our board of directors declared and we paid the following cash distributions to our members:

Declaration Date	Payment Date	Amount
July 29, 2015	August 10, 2015	$118
April 29, 2015	May 15, 2015	$65
February 25, 2015	February 26, 2015	$100

See Note 8 to Financial Statements for discussion of the distribution restriction.

Pension and OPEB Plan Funding — Our funding for the pension plans and the OPEB plans in the calendar year 2015 is expected to total $51 million and $25 million, respectively, and approximately $373 million and $147 million, respectively, in the 2015 to 2019 period.  In the nine months ended September 30, 2015, we made cash contributions to the pension plans and the OPEB plans of $3 million and $19 million, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility contains a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP).  The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco.  Capitalization is calculated as membership interests determined in accordance with US GAAP plus indebtedness described above.  At September 30, 2015, we were in compliance with this covenant.

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

Presented below are the credit ratings assigned for our debt securities at October 30, 2015.

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

Material Credit Rating Covenants — Our revolving credit facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Based on the current ratings assigned to our debt securities at October 30, 2015, our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.125%.  A decline in credit ratings would increase the cost of our revolving credit facility and likely increase the cost of any debt issuances and additional credit facilities.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under our revolving credit facility, a default by us or our subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $50 million that are not discharged within 60 days may cause the maturity of outstanding balances ($708 million in short-term borrowings and $7 million in letters of credit at September 30, 2015) under that facility to be accelerated.  Additionally, under the Deed of Trust, an event of default under either our revolving credit facility or our indentures would permit our lenders and the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Guarantees — At September 30, 2015, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2015, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

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

Matters with the PUCT

2008 Rate Review (PUCT Docket No. 35717) — In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (PUCT Docket No. 35717), and new rates were implemented in September 2009.  We and four other parties appealed various portions of the rate review final order to a state district court.  In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  We filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities.  In early August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  The Austin Court of Appeals also reversed the PUCT and district court’s rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.’s ability to offset our taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment.  In late August 2014, we filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which we were not successful, including the consolidated tax savings adjustment.  In December 2014, the Austin Court of Appeals issued its opinion, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment.  We filed a petition for review with the Texas Supreme Court in February 2015.  At the request of the court the parties filed responses to the petitions for review and replies in June and July 2015, respectively.   The Texas Supreme Court subsequently requested full briefing on the merits, with the briefing period ending on December 9, 2015.  There is no deadline for the court to act.  If our appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, we estimate that on remand, the impact on earnings of the consolidated tax savings adjustment’s value could range from zero, as originally determined by the PUCT in Docket 35717, to a $130 million loss (after tax).  We do not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to our results of operations or financial condition.

Change in Control Review (PUCT Docket No. 45188) — In connection with the EFH Acquisition contemplated by the Plan of Reorganization filed in the EFH Bankruptcy Proceedings, on September 29, 2015, Oncor and the Purchasers in the proposed EFH Acquisition filed a joint report and application for regulatory approvals pursuant to PURA. For additional information on the EFH Acquisition and application for regulatory approval, see Note 2 to Financial Statements.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions.  Such actions or changes could significantly alter our basic financial position, results of operations or cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  All of our long-term debt at September 30, 2015 and December 31, 2014 carried fixed interest rates.

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

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates totaled $155 million at September 30, 2015, consisting of $100 million of billed receivables and $60 million of unbilled receivables, of which $5 million is secured by letters of credit posted by TCEH for our benefit. Under PUCT rules, unbilled amounts are billed within the following month and amounts are due in 35 days of billing.  Due to commitments made to the PUCT, this concentration of accounts receivable from affiliates increases the risk that a default could have a material effect on earnings and cash flows.  See Notes 2, 7 and 10 to Financial Statements for additional information regarding the potential impacts of the EFH Bankruptcy Proceedings on our transactions with affiliates and for additional information regarding our transactions involving members of the Texas Holdings Group.

Our exposure to credit risk associated with trade accounts receivable from nonaffiliates totaled $447 million at September 30, 2015.  The nonaffiliated receivable amount is before the allowance for uncollectible accounts, which totaled $3 million at September 30, 2015.  The nonaffiliated exposure includes trade accounts receivable from REPs totaling $351 million, which are almost entirely noninvestment grade.  At September 30, 2015, REP subsidiaries of a nonaffiliated entity collectively represented approximately 16% of the nonaffiliated trade receivable amount.  No other nonaffiliated parties represented 10% or more of the total trade accounts receivable amount.  We view our exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed*	As
	With File Number	Exhibit
(3ii)	By-laws.
3(a)	333-333-100240 Form 10-Q (filed July 31, 2015)	3(a)	—

Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, entered into as of July 27, 2015, by and among Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Oncor Management Investment LLC

(10)	Material Contracts.
Management Contracts; Compensatory Plans, Contracts and Arrangements.
10(a)	333-333-100240 Form 10-Q (filed July 31, 2015)	10(a)	—	Oncor Electric Delivery Company LLC Third Amended and Restated Executive Change in Control Policy.
10(b)	333-333-100240 Form 8-K (filed October 8, 2015)	10(b)	—

Extension Agreement, dated October 2, 2015, to that certain Amended and Restated Revolving Credit Agreement by and among Oncor Electric Delivery Company LLC, as the borrower, the banks and other financial institutions party thereto as Lenders, JPMorgan Chase Bank, N.A., as the Agent, the Swingline Lender and a Fronting Bank, and the other Fronting Banks party thereto.

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.
31(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99(a)	333-100240 Form 8-K (filed August 31, 2015)	99.1	—

Letter Agreement, dated August 28, 2015, by and among Ovation Acquisition I, L.L.C., Ovation Acquisition II, L.L.C., Oncor Electric Delivery Holdings Company LLC and Oncor Electric Delivery Company LLC.

99(b)			—	Condensed Statement of Consolidated Income – Twelve Months Ended September 30, 2015.

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

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
David M. Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date:  October 30, 2015

EXHIBIT INDEX

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed* With File Number	As Exhibit
(3ii)	By-laws.
3(a)	333-333-100240 Form 10-Q (filed July 31, 2015)	3(a)	—

Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, entered into as of July 27, 2015, by and among Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Oncor Management Investment LLC

(10)	Material Contracts.
Management Contracts; Compensatory Plans, Contracts and Arrangements.
10(a)	333-333-100240 Form 10-Q (filed July 31, 2015)	10(a)	—	Oncor Electric Delivery Company LLC Third Amended and Restated Executive Change in Control Policy.
10(b)	333-333-100240 Form 8-K (filed October 8, 2015)	10(b)	—

Extension Agreement, dated October 2, 2015, to that certain Amended and Restated Revolving Credit Agreement by and among Oncor Electric Delivery Company LLC, as the borrower, the banks and other financial institutions party thereto as Lenders, JPMorgan Chase Bank, N.A., as the Agent, the Swingline Lender and a Fronting Bank, and the other Fronting Banks party thereto.

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.
31(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99(a)	333-100240 Form 8-K (filed August 31, 2015)	99.1	—

Letter Agreement, dated August 28, 2015, by and among Ovation Acquisition I, L.L.C., Ovation Acquisition II, L.L.C., Oncor Electric Delivery Holdings Company LLC and Oncor Electric Delivery Company LLC.

99(b)			—	Condensed Statement of Consolidated Income – Twelve Months Ended September 30, 2015.

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*   Incorporated herein by reference.