Form 10-K
period 2015-12-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2016-02-26
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-K

[Ö]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Large accelerated filer ___ Accelerated filer ___   Non-Accelerated filer   √  (Do not check if smaller reporting company)

Smaller reporting company ___

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No  √

Aggregate market value of Oncor Electric Delivery Company LLC common membership interests held by non-affiliates: None

As of February 25, 2016,  80.03% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.22% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors.  None of the membership interests are publicly traded.

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

CREZ

Competitive Renewable Energy Zone projects involving the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state, as well as building additional facilities to provide further voltage support to the transmission grid as a result of CREZ.

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
EFH Bankruptcy Proceedings

Refers to voluntary petitions for relief under Chapter 11 of the US Bankruptcy Code filed in US Bankruptcy Court for the District of Delaware on April 29, 2014 (EFH Petition Date) by EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH (EFH Debtors).  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.
EFH Debtors

Refers to EFH Corp. and the substantial majority of its direct and indirect subsidiaries that are members of the Texas Holdings Group, including EFIH, EFCH and TCEH, and who are parties to the EFH Bankruptcy Proceedings. See EFH Bankruptcy Proceedings above.

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

We operate the largest transmission and distribution system in Texas, delivering electricity to more than 3.3 million homes and businesses and operating more than 121,000 miles of transmission and distribution lines.  We provide:

•	transmission services to electricity distribution companies, cooperatives and municipalities, and

•	distribution services to REPs, including subsidiaries of TCEH, which sell electricity to retail customers.

Our transmission and distribution rates are regulated by the PUCT, and in certain instances, by the FERC.  We are not a seller of electricity, nor do we purchase electricity for resale.  The company is managed as an integrated business; consequently, there are no reportable segments.

Our transmission and distribution assets are located principally in the north-central, eastern and western parts of Texas.  This territory has an estimated population in excess of ten million, about forty percent of the population of Texas, and comprises 91 counties and more than 400 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen.  Most of our power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law.  At December 31, 2015, we had approximately 3,520 full-time employees, including approximately 670 employees under collective bargaining agreements.

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

EFH Corp. Bankruptcy Proceedings

On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries that are members of the Texas Holdings Group, including EFIH, EFCH and TCEH (EFH Debtors),  commenced proceedings under Chapter 11 of the US Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings.  See Note 2 to Financial Statements for a discussion of the potential impacts of the EFH Bankruptcy Proceedings on our financial statements.

Potential Change in Indirect Ownership of Oncor

As part of the EFH Bankruptcy Proceedings, on September 21, 2015, the EFH Debtors filed their fifth amended plan of reorganization (as such may be amended from time to time, Plan of Reorganization) and related amended disclosure statement (the Disclosure Statement).  Also on September 21, 2015, the bankruptcy court approved the Disclosure Statement and the EFH Debtors’ related Plan of Reorganization solicitation procedures.  The EFH Debtors solicited votes on the Plan of Reorganization and received significant support in favor of confirmation.  The EFH Debtors filed their sixth amended Plan of Reorganization on December 6, 2015 to address and resolve several issues raised by parties in interest and the bankruptcy court.  The bankruptcy court confirmed the EFH Debtors' sixth amended Plan of Reorganization by order dated December 9, 2015.  The EFH Debtors presently are seeking regulatory approvals for the transactions contemplated by the Plan of Reorganization, which approvals are conditions to the Plan of Reorganization effective date.  We cannot predict the outcome of these regulatory proceedings and whether the Plan of Reorganization will become effective.

In general, the Plan of Reorganization calls for a merger and investment structure that involves a tax-free deconsolidation of TCEH from EFH Corp., immediately followed by the acquisition of reorganized EFH Corp. financed by existing TCEH creditors and third party investors.  In this regard, the Plan of Reorganization provides for a series of transactions that would lead to a significant change in the indirect equity ownership of Oncor.  Under the terms of the Plan of Reorganization, on the effective date, acquisition entities (Purchasers) controlled by an investor group (collectively, the Investor Group) consisting of certain unsecured creditors of TCEH and an affiliate of Hunt Consolidated, Inc. (Hunt), as well as certain other investors designated by Hunt to acquire (EFH Acquisition) reorganized EFH Corp. (Reorganized EFH), would acquire pursuant to a merger and purchase agreement direct or indirect equity interests in Reorganized EFH and EFIH that indirectly represent all of the outstanding equity interests in Oncor Holdings and at least 80.03% of the outstanding equity interests in Oncor.  As part of the transactions contemplated by the merger and purchase agreement, among other things, the Investor Group intends to raise up to $12.6 billion of equity and debt financing to invest in Reorganized EFH, and a successor to Reorganized EFH will be converted to a real estate investment trust (REIT) under the Internal Revenue Code.

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

The letter agreement is not intended to give the Purchasers, directly or indirectly, the right to control or direct the operations of any Oncor entity prior to the receipt of all approvals required by the PUCT and other governmental entities and the consummation of the EFH Acquisition and related transactions (if and when such transactions are consummated).  In addition, Oncor Holdings and Oncor have not endorsed or approved any restructuring involving Oncor Holdings or Oncor or any other transaction proposed by the Purchasers involving Oncor Holdings or Oncor, and the parties acknowledge that further action will be required by Oncor Holdings and Oncor in order for any such restructuring or other transaction to be completed.

In connection with the proposed EFH Acquisition, EFH Corp. has taken the position that, unless the Purchasers have otherwise acquired, or entered into a definitive agreement with Texas Transmission for the acquisition of the equity interest in Oncor held by Texas Transmission at the consummation of the EFH Acquisition, certain of EFH Corp.’s  rights contained in the Investor Rights Agreement (Investor Rights Agreement), dated November 2008 among Oncor and certain of its direct and indirect equity holders, including EFH Corp. and Texas Transmission, would require Texas Transmission to sell its equity interest in Oncor to the Purchasers in connection with the EFH Acquisition. In this regard, in October

2015, EFH Corp. filed a complaint against Texas Transmission alleging breach of Texas Transmission’s obligations under the Investor Rights Agreement for failing to agree to sell its equity interest in Oncor in connection with the proposed EFH Acquisition. The Purchasers have intervened in the pending litigation. The parties are in the process of conducting discovery and engaging in other pretrial matters.  We cannot predict the outcome of this pending litigation between EFH Corp. and Texas Transmission relating to the Investor Rights Agreement and the impact of such litigation on the EFH Acquisition and related transactions.

As a general matter, although the Plan of Reorganization has been confirmed by the Bankruptcy Court, we cannot predict the ultimate outcome of the EFH Bankruptcy Proceedings, including whether the transactions contemplated by the Plan of Reorganization will (or when they will) close. In addition, the transactions are subject to customary closing conditions, including receipt of all applicable regulatory approvals.  In this regard in September  2015, Oncor and the Purchasers filed a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Plan of Reorganization, and a ruling with respect to such application is expected by late March 2016.  Regulatory approvals with respect to those transactions were the subject of an application filed by Oncor and the Purchasers with FERC.  FERC issued an order conditionally approving the transactions on December 4, 2015. As indicated above, PUCT approval remains pending, and there can be no assurance if or when the required regulatory approval will be obtained or if the conditions to any such approval will be acceptable to the Purchasers.

In addition, in connection with the EFH Bankruptcy Proceedings, the EFH Debtors and various creditor parties entered into a settlement agreement (the Settlement Agreement) in August 2015 (as amended in September 2015) to compromise and settle, among other things (a) intercompany claims among the EFH Debtors, (b) claims and causes of actions against holders of first lien claims against TCEH and the agents under the TCEH Senior Secured Facilities, (c) claims and causes of action against holders of interests in EFH Corp. and certain related entities and (d) claims and causes of action against each of the EFH Debtors' current and former directors, the Sponsor Group, managers and officers and other related entities.  The Settlement Agreement contemplates a release of such claims upon approval of the Settlement Agreement by the Bankruptcy Court, which would remain in effect regardless of whether or not the EFH Acquisition is completed or the Plan of Reorganization becomes effective.  The Bankruptcy Court approved the Settlement Agreement in December 2015.

The Settlement Agreement settles substantially all inter-debtor claims through the effective date of the Settlement Agreement.  These settled claims include potentially contentious inter-debtor claims, including various potential avoidance actions and claims arising under numerous debt agreements, tax sharing agreements, and contested property transfers.  The release provisions of the Settlement Agreement took effect immediately upon the entry of the Bankruptcy Court order approving the Settlement Agreement and are not contingent upon either the Plan of Reorganization becoming effective or the closing of the EFH Acquisition.  Accordingly, substantially all of the potential affiliate claims, derivative claims and other types of disputes among affiliates (including claims against Oncor) have been resolved by bankruptcy court order.  Accordingly, we believe the Settlement Agreement resolves all affiliate claims against Oncor and its assets existing as of the effective date of the Settlement Agreement.

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

In 2015, ERCOT’s hourly demand peaked at 69,877 MW as compared to the peak hourly demand of 66,454 MW in 2014.  The ERCOT market has limited interconnections to other markets in the US and Mexico, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity (or approximately 2% of peak demand).  In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

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

We believe that building and leveraging upon opportunities to scale our operating advantage and technology programs enables us to create value by eliminating duplicative costs, efficiently managing supply costs, and building and standardizing distinctive process expertise over a larger grid.  Scale also allows us to take part in large capital investments in our transmission and distribution system, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs.  Our growth strategies are to invest in technology upgrades and to construct transmission and distribution facilities to meet the needs of the growing Texas market and support energy production.  We and other transmission and distribution businesses in ERCOT benefit from regulatory capital recovery mechanisms known as “capital trackers” that we believe enable adequate and more timely recovery of transmission, distribution and advanced metering investments through our regulated rates.

Oncor’s Operations

Performance — We achieved or exceeded market performance protocols in 12 out of 14 PUCT market metrics in 2015.  These metrics measure the success of transmission and distribution companies in facilitating customer transactions in the competitive Texas electricity market.

Investing in Infrastructure and Technology — In 2015, we invested approximately $1.2 billion in our network to upgrade the transmission system and associated facilities, to extend the distribution infrastructure and to pursue certain initiatives in infrastructure maintenance and information technology.

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

At December 31, 2015, our transmission facilities included 6,410 circuit miles of 345kV transmission lines and 9,536 circuit miles of 138kV and 69kV transmission lines.  Sixty-nine generation facilities totaling 36,991 MW were directly connected to our transmission system at December 31, 2015, and 298 transmission stations and 717 distribution substations were served from our transmission system.

At December 31, 2015, our transmission facilities had the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Brazos Electric Power Cooperative, Inc.	8	112	25
Rayburn Country Electric Cooperative, Inc.	-	40	6
Lower Colorado River Authority	9	27	2
Texas New Mexico Power	4	10	12
Tex-La Electric Cooperative of Texas, Inc.	-	12	1
American Electric Power Company, Inc. (a)	5	5	8
Texas Municipal Power Agency	7	6	-
Lone Star Transmission	12	-	-
Centerpoint Energy Inc.	8	-	-
Sharyland Utilities, L.P.	1	4	-
Electric Transmission Texas, LLC	8	1	-
Other small systems operating wholly within Texas	6	6	3

_______________

(a)	One of the 345-kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Our electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality and system reliability.  These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within our certificated service area.  Our distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 3,237 distribution feeders.

Our distribution system included over 3.3 million points of delivery at December 31, 2015.  Over the past five years, the number of distribution system points of delivery we serve, excluding lighting sites, grew an average of 1.39% per year, adding approximately 49,200 points of delivery in 2015.

Our distribution system consists of 56,956 miles of overhead primary conductors, 21,323 miles of overhead secondary and street light conductors, 16,834 miles of underground primary conductors and 10,415 miles of underground secondary and street light conductors.  The majority of the distribution system operates at 25kV and 12.5kV.

Distribution revenues from residential and small business users are based on actual monthly consumption (kWh), and, depending on size and annual load factor, revenues from large commercial and industrial users are based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

The PUCT allows utilities to file, under certain circumstances, up to four rate adjustments between rate reviews to recover distribution-related investments on an interim basis.    We have not filed any such distribution-related rate adjustments to date.

Customers — Our transmission customers consist of municipalities, electric cooperatives and other distribution companies.  Our distribution customers consist of approximately 80 REPs  (including  TXU Energy) and certain electric cooperatives in our certificated service area.  Revenues from TCEH represented 25% of our total operating revenues in 2015.  Revenues from REP subsidiaries of a nonaffiliated entity, NRG Energy, Inc., collectively represented 17% of our total operating revenues in 2015.  No other customer represented more than 10% of our total operating revenues.  The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.

Seasonality —  Our revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer.

Regulation and Rates — As our operations are wholly within Texas, we believe we are not a public utility as defined in the Federal Power Act and, as a result, we are not subject to general regulation under this act.  However, we are subject to reliability standards adopted and enforced by the TRE and the NERC (including critical infrastructure protection) under the Federal Power Act.  See Item “1A. Risk Factors – We are subject to mandatory reliability standards and periodic audits of our compliance with those standards.  Efforts to comply with those standards could subject us to higher operating costs and/or increased capital expenditures, and non-compliance with applicable standards could subject us to penalties that could have a material effect on our business.”

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

Securitization Bonds —  Our consolidated financial statements include our wholly-owned, bankruptcy-remote financing subsidiary, Bondco.  This financing subsidiary was organized for the limited purpose of issuing certain transition bonds in 2003 and 2004.  Bondco issued $1.3 billion principal amount of transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.  At December 31, 2015, $41 million aggregate principal amount of transition bonds, maturing in 2016, was outstanding.

Environmental Regulations and Related Considerations —  The TCEQ and the EPA have jurisdiction over water discharges (including storm water) from facilities in Texas.  We believe our facilities are presently in material compliance with applicable state and federal requirements relating to discharge of pollutants into the water.  We believe we hold all required waste water discharge permits from the TCEQ for facilities in operation and have applied for or obtained necessary permits for facilities under construction.  We also believe we can satisfy the requirements necessary to obtain any required permits or renewals.  There are also federal rules pertaining to Spill Prevention, Control and Countermeasure (SPCC) plans for oil-filled electrical equipment and bulk storage facilities for oil that affect certain of our facilities.   We have implemented SPCC plans as required for those substations, work centers and distribution systems, and believe we are currently in material compliance with these rules.

Treatment, storage and disposal of solid waste and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act.  The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ has issued regulations under the Texas Solid Waste Disposal Act applicable to our facilities.  We are in material compliance with applicable solid and hazardous waste regulations.

Our capital expenditures for environmental matters totaled $14 million in 2015 and are expected to total approximately $12 million in 2016.

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

Our business is subject to changes in state and federal laws (including PURA, the Federal Power Act, the Public Utility Regulatory Policies Act of 1978 and the Energy Policy Act of 2005), changing governmental policy and regulatory actions (including a review of a change in control of Oncor in connection with resolution of the EFH Bankruptcy Proceedings by the PUCT, and also including generally by the NERC, the TRE, the TCEQ, the FERC and the EPA) and the rules, guidelines and protocols of ERCOT with respect to matters including, but not limited to, market structure and design, construction and operation of transmission and distribution facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments, return on invested capital and environmental matters.  Changes in, revisions to, or reinterpretations of existing laws and regulations and other regulatory actions may have an adverse effect on our business and we could be exposed to increased costs to comply with the more stringent requirements or new interpretations and to potential liability for customer refunds, penalties or other amounts.  If it is determined that we did not comply with applicable statutes, regulations, rules, tariffs or orders and we are ordered to pay a material amount in customer refunds, penalties or other amounts, our financial condition, results of operations and cash flow would be materially adversely affected.

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

The Texas Legislature meets every two years.  The last Legislature regular session was from January 2015 to June 2015.  However, at any time the governor of Texas may convene a special session of the Legislature.  During any regular or special session bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects.

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

A breach of cyber/data security measures that impairs our information technology infrastructure could disrupt normal business operations and affect our ability to control our transmission and distribution assets, access customer information and limit communication with third parties.  While we have controls in place designed to protect our information technology infrastructure and have not had any significant breaches to date, any loss of confidential or proprietary data through a breach could adversely affect our reputation, expose us to material legal and regulatory claims, impair our ability to execute on business strategies and/or materially affect our results of operations, liquidity and financial condition.

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

Our access to capital markets and our cost of debt could be directly affected by our credit ratings.  Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease.  Our credit ratings are currently substantially higher than those of EFH Corp., our majority equity investor.  If credit rating agencies were to change their views of our independence from EFH Corp., our credit ratings would likely decline.  Despite our ring-fencing measures, rating agencies have in the past taken, and could in the future take, an adverse action with respect to our credit ratings in response to financing and liability management activities by, or restructuring transactions involving EFH Corp. and other members of the Texas Holdings Group.  Further, it is unclear how the progress of the EFH Bankruptcy Proceedings and the consummation of the EFH Acquisition and change in indirect ownership of Oncor proposed in such proceedings may affect our credit ratings.  In the event any action in connection with the EFH Bankruptcy Proceedings and the consummation of the EFH Acquisition and change in indirect ownership of Oncor proposed in such proceeding causes our borrowing costs to increase, we may not be able to recover such increased costs if they exceed our PUCT-approved cost of debt determined in our most recent rate review or subsequent rate reviews.

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

The FERC has jurisdiction with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by utilities within ERCOT.  The FERC has designated the NERC to establish and enforce reliability standards, under FERC oversight, for all owners, operators and users of the bulk power system.  The FERC has approved the delegation by NERC of compliance and enforcement authority for reliability in the ERCOT region to the TRE.  To maintain compliance with the mandatory reliability standards, we may be subjected to higher operating costs and/or increased capital expenditures.  While we expect to recover costs and expenditures from customers through regulated rates, there can be no assurance that the PUCT will approve full recovery of such costs or the timing of any such recovery.  In addition, if we were to be found to be in noncompliance with applicable reliability standards, we could be subject to sanctions, including monetary penalties.  Under the Energy Policy Act of 2005, FERC can impose penalties (up to $1 million per day per violation) for failure to comply with reliability standards, which would not be recoverable from customers through regulated rates.  We have four registrations with NERC – as a transmission planner, a transmission owner, a transmission operator and distribution provider.  As a registered entity, we are subject to periodic audits by the TRE of our compliance with reliability standards.  These audits will occur as designated by the TRE at a minimum of every three years.  We cannot predict the outcome of any such audits.

Our revenues are concentrated in a small number of customers, including TCEH, and any delay or default in payment could adversely affect our cash flows, financial condition and results of operations.

Our revenues from the distribution of electricity are collected from approximately 80 REPs (including TXU Energy) and certain electric cooperatives in our certificated service area, that sell the electricity we distribute to consumers.  Revenues from TCEH represented 25% of our total operating revenues for the year ended December 31, 2015.  Revenues from REP subsidiaries of a non-affiliated entity, NRG Energy, Inc., collectively represented 17% of our total operating revenues for the year ended December 31, 2015.  Adverse economic conditions, structural problems in the market served by ERCOT, the EFH Bankruptcy Proceedings involving TCEH, or the financial difficulties of one or more other REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments.  We depend on these REPs to timely remit these revenues to us.  We could experience delays or defaults in payment from these REPs, which could adversely affect our cash flows, financial condition and results of operations.  Due to commitments made to the PUCT in 2007, we are not allowed to recover bad debt expense, or certain other costs and expenses, from rate payers in the event of a default or bankruptcy by an affiliate REP.

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
•

any impacts on us as a result of the EFH Bankruptcy Proceedings and the consummation of the EFH Acquisition and change in indirect ownership of Oncor proposed in such proceedings, including impacts that may lead to a deterioration of our credit or a reduction in our credit ratings;

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

Our primary source of liquidity aside from operating cash flows is our ability to borrow under our revolving credit facility.  The revolving credit facility contains a debt-to-capital ratio covenant that effectively limits our ability to incur indebtedness in the future.  At December 31, 2015, we were in compliance with such covenant.  See Note 6 to Financial Statements for further information regarding this covenant.  The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At December 31, 2015, the available bond credits were approximately $2.577 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $1.261 billion.  In 2007, we committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At December 31, 2015, our regulatory capitalization ratio was 59.8% debt and 40.2% equity.  Our ability to incur additional long-term debt will be limited by our regulatory capital structure.

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

If EFH Corp., which is in bankruptcy, is unable to make contributions to the defined benefit pension plan sponsored by EFH Corp., in which Oncor participates (EFH Retirement Plan), while it is a member of our controlled group within the meaning of ERISA, we could be liable under ERISA for such contributions as well as any unfunded pension plan liability that EFH Corp. is unable to pay.  EFH Corp.’s portion of the EFH Retirement Plan’s unfunded pension liability is $22 million at December 31, 2015.  EFH Corp.’s contributions for the EFH Retirement Plan are expected to total approximately zero in 2016 and $12 million in the 2016 to 2020 period.

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

Goodwill that we have recorded is subject to at least annual impairment evaluations, and as a result, we could be required to write off some or all of this goodwill, which may adversely impact our financial condition and results of operations.

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

Research and development activities are ongoing to improve existing and alternative technologies to produce and store electricity, including gas turbines, fuel cells, microturbines, photovoltaic (solar) cells and concentrated solar thermal devices and batteries.  It is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with traditional generation plants.  Changes in technology could also alter the channels through which retail customers buy electricity.  To the extent self-generation or storage facilities become a more cost-effective option for certain customers, our revenues could be materially reduced.

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

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED EQUITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2015, 80.03% of our outstanding membership interests was held by Oncor Holdings and indirectly held by EFH Corp., 19.75% was held by Texas Transmission and 0.22% was indirectly held by certain members of our management team and board of directors through Investment LLC.  None of the membership interests are publicly traded, and none were issued in 2015.

See Note 9 to Financial Statements for a description of cash distributions we paid to our members and the restrictions on our ability to pay such distributions.

Item 6.SELECTED FINANCIAL DATA

	At December 31,
	2015	2014	2013	2012	2011
	(millions of dollars, except ratios)

Total assets (a)	$19,287	$19,029	$18,198	$17,951	$17,336
Property, plant & equipment ─ net	13,024	12,463	11,902	11,318	10,569
Goodwill	4,064	4,064	4,064	4,064	4,064
Capitalization:
Long-term debt, less amounts due currently (a)	$5,646	$4,964	$5,345	$5,361	$5,109
Membership interests	7,508	7,518	7,409	7,304	7,181
Total	$13,154	$12,482	$12,754	$12,665	$12,290
Capitalization ratios (b):
Long-term debt, less amounts due currently (a)	42.9%	39.8%	41.9%	42.3%	41.6%
Membership interests (a)	57.1%	60.2%	58.1%	57.7%	58.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

_______________

(a)	2014-2011 has been restated to reflect the application of Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (see Note 1).
(b)

For purposes of reporting to the PUCT, the regulatory capitalization ratio at December 31, 2015 was 59.8% debt and 40.2% equity.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ― Financial Condition ― Available Liquidity/Credit Facility” and Note 9 to Financial Statements for additional information regarding regulatory capitalization ratios.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(millions of dollars, except ratios)

Operating revenues	$3,878	$3,822	$3,552	$3,328	$3,118
Net income	$432	$450	$432	$349	$367
Capital expenditures	$1,154	$1,107	$1,079	$1,389	$1,362
Ratio of earnings to fixed charges	3.00	3.01	2.76	2.49	2.62
Embedded interest cost on long-term debt ─ end of period (a)	5.8%	6.2%	6.4%	7.0%	6.6%

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

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2015, 2014 and 2013 should be read in conjunction with Selected Financial Data and our audited consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas.  Revenues from TCEH represented 25%, 25% and 27% of our total operating revenues for the years ended December 31, 2015, 2014 and 2013, respectively.  We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  Oncor Holdings owns 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly own the remaining 0.22% of the outstanding membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

Significant Activities and Events

EFH Bankruptcy Proceedings — On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries that are members of the Texas Holdings Group, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the US Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings.  See Note 2 to Financial Statements for a discussion of the potential impacts of the EFH Bankruptcy Proceedings on our financial statements and a discussion of the proposed change in ownership of Oncor in connection with such proceedings.

The US Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date.  Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations.  Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of the EFH Petition Date, we estimated that our receivables from the Texas Holdings Group totaled approximately $129 million.  Since that time, we have collected $127 million of the prepetition amount.  We estimate any potential pre-tax loss resulting from the EFH Bankruptcy Proceedings to be immaterial.  A provision for uncollectible accounts from affiliates has not been established as of December 31, 2015.

The EFH Bankruptcy Proceedings are a complex litigation matter and the full extent of potential exposure at this time is unknown.  In general, the Plan of Reorganization provides for a series of transactions that would lead to a significant change in the indirect equity ownership of Oncor if the Plan of Reorganization is approved by the creditors of the EFH Debtors and confirmed by the bankruptcy court.  In this regard, on September 29, 2015, Oncor and the Purchasers filed a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Plan of Reorganization and a ruling with respect to such application is expected by late March 2016.  Regulatory approvals with respect to those transactions were the subject of an application filed by Oncor and the Purchasers with FERC.  FERC issued an order conditionally approving the transactions on December 4, 2015.  As indicated above, PUCT approval remains pending, and there can be no assurance if or when the required regulatory approval will be obtained or if the conditions to any such approvals will be acceptable to the Purchasers.  In addition, we will continue to evaluate our affiliate transactions and contingencies throughout the EFH Bankruptcy Proceedings to determine any risks and resulting impacts on our results of operations, financial statements and cash flows. See Notes 2 and 8 to Financial Statements and “Item 7. Quantitative and Qualitative Disclosures About Market Risk” for additional information.

Debt-Related Activities — See Note 7 to Financial Statements for information regarding repayments of long-term debt and the issuance of $725 million aggregate principal amount of senior secured notes in March 2015.

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

Capital Availability and Cost

Our access to capital markets and cost of debt could be directly affected by our credit ratings.  Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease.  Our credit ratings are currently substantially higher than those of the Texas Holdings Group.  If credit rating agencies were to change their views of our independence from any member of the Texas Holdings Group, our credit ratings would likely decline.  We believe this risk is substantially mitigated by the ring-fencing measures as described in Note 1 to Financial Statements.    It is unclear how the progress of the EFH Bankruptcy Proceedings and the consummation of the EFH Acquisition and change in ownership of Oncor proposed in such proceedings may affect our credit ratings.    See “Item 1A. Risk Factors - Adverse actions with respect to our credit ratings could negatively affect our ability to access capital, and In the future, we could have liquidity needs that could be difficult to satisfy under some circumstances, especially in uncertain financial market conditions.”

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

Amounts payable to and receivable from members related to income taxes on our balance sheet reflect our tax provision net of quarterly estimated tax payments required by the tax sharing agreement that are trued up the following year when the annual tax return is filed.  The $136 million and $180 million amounts receivable from members related to income taxes at December 31, 2015 and 2014, respectively, are primarily the result of the enactment of the Protecting Americans from Tax Hikes Act of 2015 and the Tax Increase Prevention Act of 2014.  Both bills were enacted late in December of each year after the fourth quarter estimated income tax payment had been made and each allows for 50% bonus depreciation on certain assets placed into service retroactive to January 1 of their respective years.

See Notes 1 and 4 to Financial Statements.

Regulatory Assets and Liabilities

Our financial statements at December 31, 2015 and 2014 reflect net regulatory assets of $1.194 billion and $1.429 billion, respectively.  These amounts include $10 million and $108 million, respectively, of generation-related net regulatory assets recoverable by transition bonds as discussed immediately below.  Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital.  Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates.  See Note 5 to Financial Statements for more information regarding regulatory assets and liabilities.

Generation-related regulatory asset stranded costs arising prior to the Texas Electric Choice Plan (the 1999 legislation that restructured the electric utility industry in Texas to provide for retail competition) became subject to recovery through issuance of $1.3 billion principal amount of transition bonds in accordance with a regulatory financing order.  The carrying value of the regulatory asset upon final issuance of the bonds in 2004 represented the projected future cash flows to be recovered from REPs by us through revenues as a transition charge to service the principal and fixed rate interest on the bonds.  The regulatory asset is being amortized to expense in an amount equal to the transition charge revenues being recognized. The 2003 Series transition bonds matured in 2015 and were paid in full. The 2004 Series transition bonds with an outstanding balance of $41 million at December 31, 2015 mature in May 2016.

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

In December 2015 and 2014, we concluded, based on a qualitative assessment, that our estimated enterprise fair value was more likely than not greater than our carrying value.  As a result, no additional testing for impairment was required.  Testing performed in December 2013 was based on the quantitative method and determined that our estimated enterprise fair value was in excess of the net carrying value of our operating assets and liabilities, resulting in no additional testing.  Accordingly, no impairments were recognized in 2015, 2014 or 2013.

Defined Benefit Pension Plans and OPEB Plan

We offer certain pension, health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees.  Until July 1, 2014, we also participated with EFH Corp. and other subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees (EFH OPEB Plan).  Effective July 1, 2014, we ceased participation in the EFH OPEB Plan and established our own OPEB plan for our eligible retirees, certain eligible retirees of EFH Corp. for whom we have OPEB liability with respect to their regulated service, and their eligible dependents (Oncor OPEB Plan).  This move to the Oncor OPEB Plan has not had, and is not expected to have a material effect on our net assets or cash flows.  Reported costs of providing noncontributory pension and OPEB benefits are dependent upon numerous factors, assumptions and estimates.

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

We have also assumed primary responsibility for pension benefits of a closed group of retired and terminated vested plan participants not related to our regulated utility business (non-recoverable service) in a 2012 transaction. Any retirement costs associated with non-recoverable service is not recoverable through rates. Any retirement costs associated with non-recoverable service are recognized in other deductions or comprehensive income.

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

In 2015, the pension plans experienced an actuarial gain of $181 million due primarily to changes in two key assumptions.  Pension plans gains were primarily impacted by an increase in the discount rate to 4.30% from 3.96% and the adoption of a new mortality table that shortens expected life spans.  Actual returns on pension plan assets in 2015 were less than the expected return on assets by $218 million creating an offsetting actuarial loss.  We expect the pension plans estimated amortizations of net actuarial losses to decrease by $22 million in 2016 reflecting these changes.

In 2014, the projected benefit obligations of the employee benefit plans increased significantly due primarily to changes in several key assumptions.  These changes resulted in actuarial losses of $515 million and $128 million to the pension plans and OPEB plan, respectively.  Pension plans losses were primarily impacted by a reduction in the discount rate to 3.96% from 4.74%, (approximately $309 million) and the adoption of a new mortality table that extends expected life spans (approximately $198 million).  OPEB plan losses were primarily impacted by a reduction in the discount rate to

4.23% from 4.98% (approximately $104 million) and the adoption of a new mortality rates table that extends expected life spans (approximately $101 million), partially offset by actuarial gains resulting from changes in demographic and health care claims assumptions (approximately $78 million).  Actual return on pension plan assets for 2014 exceeded the expected return on assets by $127 million creating an offsetting actuarial gain.  These items drove the increases in 2014 year end balances as compared to 2013 year end balances of $495 million in other noncurrent liabilities for retirement plans and other employee benefits, $374 million in the employee retirement liability regulatory asset and $94 million (pretax) in other comprehensive income.  The pension and OPEB plans amortizations of net actuarial losses increased by $26 million in 2015 reflecting these changes.

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

	Year Ended December 31,
	2015	2014	2013

Pension costs	$104	$58	$95
OPEB costs	53	48	37
Total benefit costs	157	106	132
Less amounts deferred principally as property or a regulatory asset	(113)	(69)	(95)
Net amounts recognized as expense	$44	$37	$37
Pension plans discount rate ‒ percentage	3.96%	4.74%	4.10%
OPEB plan discount rate ‒ percentage (a)	4.23%	4.98%	4.10%
Funding of the pension and OPEB plans	$79	$86	$20

_____________

(a)

As a result of the transfer of OPEB plan assets and liabilities from the EFH OPEB Plan to the Oncor OPEB Plan effective July 1, 2014, discussed in Note 10 to Financial Statements, the discount rate reflected in OPEB costs for January through June 2014 was 4.98% and for July through December 2014 was 4.39%.

Sensitivity of these costs to changes in key assumptions is as follows:

Assumption	Increase/(Decrease) in 2016 Pension and OPEB Costs

Discount rate – 1% increase	$(33)
Discount rate – 1% decrease	$42

Expected return on assets – 1% increase	$(23)
Expected return on assets – 1% decrease	$23

See Note 10 to Financial Statements regarding other disclosures related to pension and OPEB plans obligations.

RESULTS OF OPERATIONS

Operating Data

	Year Ended December 31,
	2015	2014	2013

Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	42,536	41,800	42,012
Other (a)	74,215	72,990	71,339
Total electric energy volumes	116,751	114,790	113,351
Reliability statistics (b):
System Average Interruption Duration Index (SAIDI) (nonstorm)	96.1	97.9	106.1
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.3	1.4	1.4
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	72.5	72.6	75.6
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,379	3,332	3,284
Operating revenues:
Distribution base revenues	$1,849	$1,828	$1,826
Transmission base revenues (c)	850	805	702
Reconcilable rates:
TCRF (c)	1,104	1,045	846
Transition charges	120	145	149
AMS surcharges	142	141	148
EECRF and rate case expense surcharges	48	65	66
Other miscellaneous revenues	68	83	73
Intercompany eliminations (c)	(303)	(290)	(258)
Total operating revenues	$3,878	$3,822	$3,552

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

Financial Results ─ Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Total operating revenues increased $56 million, or 1%, to $3.878 billion in 2015.  All revenue is billed under tariffs approved by the PUCT.  The change reflected:

•

An Increase in Distribution Base Revenues — Base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on January 1, 2012.  The $21 million increase in distribution base rate revenues primarily consisted of an estimated $19 million effect of growth in points of delivery.

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $45 million increase in transmission base revenues primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table below for a listing of Transmission Interim Rate Update Applications impacting revenues for the years ended December 31, 2015 and 2014, as well as filings that will impact revenues for the year ended December 31, 2016.

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

-

An Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $59 million increase in TCRF revenue reflects the pass through of a $47 million increase in third-party wholesale transmission expense described below and a $12 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At December 31, 2015, $24 million was deferred as over-recovered wholesale transmission service expense (see Note 5 to Financial Statements).  See TCRF Filings Table below for a listing of TCRF filings impacting cash flows for the years ended December 31, 2015 and 2014, as well as filings that will impact cash flows for the year ended December 31, 2016.

TCRF Filings Table

Docket No.	Filed	Effective	Semi-Annual Billing Impact Increase (Decrease)

45406	December 2015	March 2016 – August 2016	$(64)
44771	May 2015	September 2015 – February 2016	$47
43858	December 2014	March 2015 – August 2015	$(27)
42558	May 2014	September 2014 – February 2015	$71
42059	December 2013	March 2014 – August 2014	$44
41543	June 2013	September 2013 – February 2014	$88
41002	November 2012	March 2013 – August 2013	$(47)
40451	June 2012	September 2012 – February 2013	$129

-

A Decrease in Transition Charges — Transition charge revenue is dedicated to paying the principal and interest of transition bonds.  We account for the difference between transition charge revenue recognized and cost related to the transition bonds as a regulatory asset or liability.  The $25 million decrease in charges related to transition bonds corresponds with an offsetting decrease in amortization and interest expense and primarily reflects the maturity of the 2003 Series transition bonds during 2015.  The final 2004 Series transition bonds mature in May 2016. As such, we anticipate that our 2016 transition charge revenue will decline to a level sufficient to service the remaining 2004 Bonds and to cease upon recovery of the debt service costs in mid-2016.  Final true-up proceedings for the 2004 Bonds are expected to be conducted by the PUCT during 2016 and are expected to have minimal or zero net income impact.

-

An Increase in AMS Surcharges — The PUCT has authorized monthly per customer advanced meter cost recovery factors designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  We recognize revenues equal to reconcilable expenses incurred including depreciation net of calculated savings plus a return component on our investment.  The $1 million increase in recognized AMS revenues is due to higher costs of $4 million associated with the initial deployment partially offset by lower revenues of $3 million driven by declining AMS investment.  See “Regulation and Rates” below.

-

A Decrease in EECRF and Rate Case Expense Surcharges— The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The $17 million decrease in EECRF and rate case expense surcharges is offset in operation and maintenance expense.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the years ended December 31, 2015 and 2014, as well as filings that will impact revenues for the year ended December 31, 2016.

EECRF Filings Table

Docket No.	Filed	Effective	Monthly Charge per Residential Customer (a)	Program Costs	Performance Bonus	Under-/ (Over)- Recovery

44784	June 2015	March 2016	$1.19	$61	$10	$(4)
42559	May 2014	March 2015	$1.23	$50	$23	$(5)
41544	May 2013	March 2014	$1.22	$62	$12	$(1)
40361	May 2012	January 2013	$1.23	$62	$9	$2

__________

(a) As of March 2014, monthly charges are for a residential customer using an assumed 1,200 kWh, as the energy efficiency substantive rules require rates to be on a volumetric basis rather than a fixed monthly charge.

•

A Decrease in Other Miscellaneous Revenues — Miscellaneous revenues includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs, services provided on a time and materials basis, rents, energy efficiency performance bonuses approved by the PUCT and other miscellaneous revenues.  The $15 million decrease in other miscellaneous revenues was primarily driven by the lower energy efficiency performance bonus recognized in 2015 as compared to 2014.  See EECRF Filings Table above for a listing of the energy efficiency performance bonuses.

Wholesale transmission service expense increased $47 million, or 6%, to $802 million in 2015 primarily due to higher fees paid to other transmission entities.

Operation and maintenance expense increased $26 million, or 4%, to $724 million in 2015.  The change included $31 million in higher vegetation management costs and $17 million higher labor related costs, partially offset by $4 million lower transportation expense and $7 million lower contractor costs.  Operation and maintenance expense also reflects fluctuations in expenses that are offset by corresponding reconcilable rate revenues, including a $14 million decrease related to the energy efficiency program,  $3 million in rate case expense amortization and a $4 million increase related to advanced meters.  Amortization of regulatory assets reported in operation and maintenance expense totaled $51 million and $54 million for the years ended December 31, 2015 and 2014, respectively.

Depreciation and amortization increased $12 million, or 1%, to $863 million in 2015.  The increase reflected $36 million attributed to ongoing investments in property, plant and equipment, partially offset by $24 million in lower amortization of regulatory assets associated with transition bonds (with an offsetting decrease in revenues).

Taxes other than income taxes increased $12 million, or 3%, to $450 million in 2015.  The change primarily reflects a $9 million increase in property taxes and a $2 million increase in local franchise fees.

Other income totaled $6 million in 2015 and $13 million in 2014.  The 2015 and 2014 amounts included accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting totaling $5 million and $12 million, respectively.  See Note 13 to Financial Statements.

Other deductions totaled $28 million and $15 million in 2015 and 2014, respectively.  The increase was driven by  professional fees and non-recoverable pension and OPEB costs. See Note 13 to Financial Statements.

Provision in lieu of income taxes totaled $252 million (including an $8 million benefit related to nonoperating income) in 2015 compared to $278 million (including a $2 million benefit related to nonoperating income) in 2014.  The effective income tax rate on pretax income was 36.8% in 2015 and 38.2% in 2014.  The 2015 effective income tax rate on pretax income differs from the US federal statutory rate of 35% primarily due to the effect of the 2015 Texas margin tax.  See Note 4 to Financial Statements.

Interest income decreased $3 million to zero in 2015. The change primarily reflects prior year earnings related to the assets of an employee benefit plan.

Interest expense and related charges decreased $20 million, or 6%, to $333 million in 2015.  The change was driven by a $25 million decrease attributable to lower average interest rates, partially offset by a $5 million increase attributable to higher average borrowings reflecting ongoing capital investments.

Net income decreased $18 million, or 4%, to $432 million in 2015. The change primarily reflects higher operation and maintenance expense, depreciation and amortization,  other deductions, lower energy efficiency performance bonus and property taxes, partially offset by increased revenue from higher distribution base revenues driven by growth in points of delivery, higher transmission base revenues, lower interest expense and lower income taxes.

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

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $103 million increase in transmission base revenues primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table above for a listing of Transmission Interim Rate Update Applications impacting revenues for the years ended December 31, 2014 and 2013.

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

-

An Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $199 million increase in TCRF revenue reflects the pass through of a $167 million increase in third-party wholesale transmission expense described below and a $32 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At December 31, 2014, $26 million was deferred as under-recovered wholesale transmission service expense (see Note 5 to Financial Statements).  See TCRF Filings Table above for a listing of TCRF filings impacting cash flows for the years ended December 31, 2014 and 2013.

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

-

A  Decrease in EECRF Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The $1 million decrease in EECRF surcharges is offset in operation and maintenance expense.  See EECRF Filings Table above for a listing of EECRF filings impacting revenues for the years ended December 31, 2014 and 2013.

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

OTHER COMPREHENSIVE INCOME

We reported ($6) million, ($59) million and ($17) million (all after tax) in other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013, respectively.  These amounts primarily represent the net actuarial losses of the non-recoverable portion of benefit plans (see Note 10 to Financial Statements for information regarding changes to the pension plans).

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows —  Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Cash provided by operating activities totaled $1.361 billion and $1.276 billion in 2015 and 2014, respectively.  The $85 million increase is primarily the result of a $134 million decrease in federal income tax payments and a $39 million increase in over-collections of wholesale transmission service expense, partially offset by a $29 million increase in vegetation management cash costs, a $20 million impact of returning customer interconnection agreement deposits that were received in the prior period, a $21 million increase in state income tax payments and an $18 million increase in cash payments to third-party transmission providers. The decrease in federal income tax payments is the result of the December 2014 enactment of the Tax Increase Prevention Act of 2014, which retroactively reinstated 50% bonus depreciation on certain assets placed into service in 2014 resulting in receivables from our members. We settled the receivables as the 2015 estimated tax payments became due under the Tax Sharing Agreement.

Cash used in financing activities totaled $233 million and $202 million in 2015 and 2014, respectively.  The 2015 increase in cash used in financing activity reflected a $500 million cash principal payment due to a Fixed Senior Note maturity in 2015 (see Note 7 to Financial Statements),  a  $154 million increase in use of cash due to higher distributions paid compared to 2014 (see Note 9 to Financial Statements) and higher debt issuance costs of $7 million,  partially offset by a $475 million increase in the source of cash from issuances of long-term debt and a $163 million increase in the source of cash due to an increase in short-term borrowings to support ongoing capital investments.

Cash used in investing activities, which consists primarily of capital expenditures increased $10 million, or 1% in 2015 compared to 2014. The 2015 higher capital expenditures were used to upgrade the transmission system and associated facilities, to extend the distribution infrastructure and to pursue certain initiatives in infrastructure maintenance and information technology. The increase in capital expenditures was partially offset by $39 million Bondco related funds that became unrestricted in 2015 when the Series 2003-1 bonds matured and are included in the Other caption under investing activities.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $45 million and $41 million more than the amounts reported in the statements of consolidated income for the years ended December 31, 2015 and 2014, respectively.  The differences result from amortization reported in the following different lines items in the statements of consolidated income: regulatory asset amortization (reported in operation and maintenance expense), the accretion of the adjustment (discount) to regulatory assets (reported in other income) and the amortization of debt fair value discount (reported in interest expense and related charges).

Cash Flows —  Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Cash provided by operating activities totaled $1.276 billion and $1.370 billion in 2014 and 2013, respectively.  The $94 million change was primarily due to a $190 million increase in estimated federal and state income tax payments, an $82 million increase in cash payments to third-party transmission providers, a $66 million increase in pension and OPEB contributions,  a $33 million increase in storm and liability losses and a $22 million increase in cash purchases of materials and supplies.  These decreases in cash were partially offset by a $302 million increase in transmission and distribution receipts due to higher rates, timing of receipts and increased consumption primarily reflecting customer growth.

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

Long-Term Debt Activity — Repayments of long-term debt in 2015 totaled $639 million consisting of $500 million aggregate principal amount of 6.375% senior secured notes paid at the scheduled maturity date of January 15, 2015 and $139 million of transition bond principal payments at scheduled maturity dates.

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

Available Liquidity/Credit Facility —  Our primary source of liquidity, aside from operating cash flows, is our ability to borrow under our revolving credit facility.  In October 2015, we exercised one of the two one-year extensions available to us and extended the term of the revolving credit facility to October 2017.  Also in October 2015, we exercised our option to permanently reduce the loan commitment available under the revolving credit facility from $2.4 billion to $2.0 billion.  Subject to the limitations described below, available borrowing capacity under our revolving credit facility totaled $1.153 billion and $1.682 billion at December 31, 2015 and 2014, respectively.  We may request an increase in our borrowing capacity of $100 million in the aggregate and/or a  one-year extension, provided certain conditions are met, including lender approval.

The revolving credit facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At December 31, 2015, we were in compliance with the covenant.  See “Financial Covenants, Credit Rating Provisions and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.  The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that have been certified to the Deed of Trust collateral agent.  Accordingly, the availability under our revolving credit facility is limited by the amount of available bond credits and any property additions certified to the Deed of Trust collateral agent in connection with the revolving credit facility borrowings.  In addition, our outstanding senior notes and debentures are secured by the Deed of Trust.  To the extent we continue to issue debt securities secured by the Deed of Trust, those debt securities would also be limited by the amount of available bond credits and any property additions that have been certified to the Deed of Trust collateral agent.  At December 31, 2015, the available bond credits totaled $2.577 billion, and the amount of additional potential indebtedness that could be secured by property additions, subject to the completion of a certification process, totaled $1.261 billion.  At both December 31, 2015 and February 25, 2016, the available borrowing capacity of the revolving credit facility could be fully drawn.

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

Cash and cash equivalents totaled $25 million and $4 million at December 31, 2015 and 2014, respectively.  Available liquidity (cash and available revolving credit facility capacity) at December 31, 2015 totaled $1.178 billion reflecting a decrease of $508 million from December 31, 2014 primarily due to our option to reduce the revolving credit facility capacity in October 2015.

We also committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At December 31, 2015 and 2014, our regulatory capitalization ratios were 59.8% debt and 40.2% equity and 58.8% debt and 41.2% equity, respectively.  See Note 9 to Financial Statements for discussion of the regulatory capitalization ratio.

Liquidity Needs, Including Capital Expenditures — Our board of directors, which annually approves capital expenditure estimates for the following year, has approved capital expenditures totaling $1.4 billion in 2016.  Management currently expects to recommend to our board of directors capital expenditures of approximately $1.5 billion in each of the years 2017 through 2021.  These capital expenditures are expected to be used for investment in transmission and distribution infrastructure.

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

Distributions — On February 24, 2016, our board of directors declared a cash distribution of $56 million, which was paid to our members on February 25, 2016.  See Note 9 to Financial Statements for discussion of distribution restrictions.

During 2015, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
December 9, 2015	December 11, 2015	$18
October 27, 2015	November 9, 2015	$135
July 29, 2015	August 10, 2015	$118
April 29, 2015	May 15, 2015	$65
February 25, 2015	February 26, 2015	$100

Pension and OPEB Plans Funding — Our funding for the pension plans and Oncor OPEB Plan for the calendar year 2016 is expected to total $4 million and $30 million, respectively.  Based on the funded status of the pension plans at December 31, 2015, our aggregate pension plans and Oncor OPEB Plan funding is expected to total approximately $593  million in the period 2016 to 2020.  In 2015, we made cash contributions to the pension plans and OPEB plans of $54 million and $25 million, respectively.  See Note 10 to Financial Statements for additional information regarding pension and OPEB plans.

Capitalization — Our capitalization ratios were 42.9% and 39.8% long-term debt, less amounts due currently, to 57.1% and 60.2% membership interests at December 31, 2015 and 2014, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility contains a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the revolving credit facility

(principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP).  The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco.  Capitalization is calculated as membership interests determined in accordance with US GAAP plus indebtedness described above.  At December 31, 2015, we were in compliance with this covenant with a debt-to-capitalization ratio of 0.46 to 1.00.

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

Presented below are the credit ratings assigned for our debt securities at February 25, 2016.  Oncor remains on “developing”  outlook with S&P, “positive” outlook with Moody’s and “stable” outlook with Fitch.

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

Material Credit Rating Covenants — Our revolving credit facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Based on the current ratings assigned to our debt securities at February 25, 2016, our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.125%.  A decline in credit ratings would increase the cost of our revolving credit facility and likely increase the cost of any debt issuances and additional credit facilities.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under our revolving credit facility, a default by us or our subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $50 million that are not discharged within 60 days may cause the maturity of outstanding balances ($840 million in short-term borrowings and $7 million in letters of credit at December 31, 2015) under that facility to be accelerated.  Additionally, under the Deed of Trust, an event of default under either our revolving credit facility or our indentures would permit our lenders and the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Long-Term Contractual Obligations and Commitments — The following table summarizes our contractual cash obligations at December 31, 2015.  See Notes 7 and 8 to Financial Statements for additional disclosures regarding these long-term debt and non-cancelable purchase obligations.

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total

Long-term debt – principal	$41	$874	$376	$4,450	$5,741
Long-term debt – interest	317	598	514	3,042	4,471
Operating leases (a)	9	3	-	-	12
Obligations under outsourcing agreements	29	34	3	-	66
Total contractual cash obligations	$396	$1,509	$893	$7,492	$10,290

____________

(a)   Includes short-term noncancelable leases.

The following are not included in the table above:

•

individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	employment contracts with management;
•	liabilities related to uncertain tax positions totaling $3 million discussed in Note 4 to Financial Statements as the ultimate timing of payment is not known, and
•	our estimated funding of the pension and OPEB plans totaling $34 million in 2016 and $593 million in the 2016 to 2020 period as discussed above under “Pension and OPEB Plans Funding.”

Guarantees — At December 31, 2015, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2015, we did not have any material off-balance sheet arrangements with special purpose entities or VIEs.

COMMITMENTS AND CONTINGENCIES

See Note 8 to Financial Statements for details of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

State Legislation

During the 2015 legislative session, the Texas Legislature passed Senate Bill 774 which provides a two-year extension of the provisions of the 2011 periodic rate adjustment (or Distribution Cost Recovery Factor) bill, and requires the PUCT to provide a study of alternative ratemaking mechanisms prior to the next regular legislative session in 2017.  The Texas Legislature also passed The Franchise Tax Reduction Act of 2015 that reduces the Texas margin tax rate from 1% to 0.75%. The impact to Oncor for 2015 is a tax reduction of approximately $4 million (after federal tax). Other legislation passed during the 2015 legislative session is not expected to have a material impact on our financial position, results of operations or cash flows.

Matters with the PUCT

Change in Control Review (PUCT Docket No. 45188) — In connection with the EFH Acquisition contemplated by the Plan of Reorganization filed in the EFH Bankruptcy Proceedings in September 2015, Oncor and the Purchasers in the

EFH Acquisition filed a joint report and application for regulatory approvals pursuant to PURA. For additional information regarding the EFH Acquisition and application for regulatory approval, see Note 2 to Financial Statements.

2008 Rate Review (PUCT Docket No. 35717) — In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (PUCT Docket No. 35717), and new rates were implemented in September 2009.  We and four other parties appealed various portions of the rate review final order to a state district court.  In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  We filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities.  In early August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  The Austin Court of Appeals also reversed the PUCT and district court’s rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.’s ability to offset our taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment.  In late August 2014, we filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which we were not successful, including the consolidated tax savings adjustment.  In December 2014, the Austin Court of Appeals issued its opinion, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment.  We filed a petition for review with the Texas Supreme Court in February 2015.  At the request of the court, the parties filed responses to the petitions for review and replies in June and July 2015, respectively.  The Texas Supreme Court subsequently requested full briefing on the merits, and the briefing period ended on January 25, 2016.  On February 19, 2016, the Texas Supreme Court granted the petition for review, with the date and time of oral arguments to be set at a later date.  There is no deadline for the court to act.  If our appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, we estimate that on remand, the impact on earnings of the consolidated tax savings adjustment’s value could range from zero, as originally determined by the PUCT in Docket 35717, to a $135 million loss (after tax) including interest. Interest accrues at the PUCT approved rate for over-collections, which is 0.18% for 2016. We do not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to our results of operations or financial condition.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions.  Such actions or changes could significantly alter our basic financial position, results of operations or cash flows.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  All of our long-term debt at December 31, 2015 and 2014 carried fixed interest rates.

	Expected Maturity Date
	2016	2017	2018	2019	2020	There-after	2015 Total Carrying Amount	2015 Total Fair Value	2014 Total Carrying Amount	2014 Total Fair Value
	(millions of dollars and percent)
Long-term debt (including current maturities):
Fixed rate debt amount (a)	$41	$324	$550	$250	$126	$4,450	$5,741	$6,287	$5,655	$6,844
Average interest rate	5.29%	5.00%	6.80%	2.15%	5.75%	5.61%	5.54	─	5.88%	─

____________

(a)Excludes unamortized premiums and discounts.  See Note 7 to Financial Statements for a discussion of changes in long-term debt obligations.

Our revolving credit facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings. For information on our interest rates charged under the revolving credit facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Available Liquidity/Credit Facility – Material Credit Rating Covenants.”

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

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates totaled $114 million at December 31, 2015, of which $2 million is offset with trade accounts and other payables to affiliates and $4 million is secured by letters of credit posted by TCEH for our benefit.  Due to commitments made to the PUCT, this concentration of accounts receivable from affiliates increases the risk that a default could have a material effect on earnings and cash flows.  See Notes  2 and 8 to Financial Statements for additional information regarding the potential impacts of the EFH Bankruptcy Proceedings on our transactions with affiliates and Note 12 to Financial Statements for additional information regarding our transactions involving members of the Texas Holdings Group.

Our exposure to credit risk associated with trade accounts receivable from nonaffiliates totaled $391 million at December 31, 2015.  The nonaffiliated receivable amount is before the allowance for uncollectible accounts, which totaled $3 million at December 31, 2015.  The nonaffiliated exposure includes trade accounts receivable from REPs totaling $290 million, which are almost entirely noninvestment grade.  At December 31, 2015, REP subsidiaries of a nonaffiliated entity collectively represented approximately 13% of the nonaffiliated trade receivable amount.  No other nonaffiliated parties represented 10% or more of the total trade accounts receivable amount.  We view our exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

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

-	allowed rate of return;
-	permitted capital structure;
-	industry, market and rate structure;
-	recovery of investments;
-	acquisition and disposal of assets and facilities;
-	operation and construction of facilities;
-	changes in tax laws and policies, and
-	changes in and compliance with environmental, reliability and safety laws and policies;
•	legal and administrative proceedings and settlements, including the exercise of equitable powers by courts;
•	any impacts on us as a result of the EFH Bankruptcy Proceedings and the consummation of the EFH Acquisition and change in indirect ownership of Oncor proposed in such proceedings;
•	weather conditions and other natural phenomena;
•	acts of sabotage, wars or terrorist or cyber security threats or activities;
•	economic conditions, including the impact of a recessionary environment;
•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;
•	changes in business strategy, development plans or vendor relationships;
•	unanticipated changes in interest rates or rates of inflation;
•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;
•	inability of various counterparties to meet their financial obligations to us, including failure of counterparties to perform under agreements;
•	general industry trends;
•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;
•	changes in technology used by and services offered by us;
•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;
•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB, and future funding requirements related thereto;
•	significant changes in critical accounting policies material to us;
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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Oncor Electric Delivery Company LLC and subsidiary (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and membership interests for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oncor Electric Delivery Company LLC and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has implemented certain ring-fencing measures which management believes mitigate the Company's potential exposure to the EFH Bankruptcy Proceedings.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 25, 2016

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2015	2014	2013
	(millions of dollars)

Operating revenues:
Nonaffiliates	$2,923	$2,851	$2,585
Affiliates	955	971	967
Total operating revenues	3,878	3,822	3,552
Operating expenses:
Wholesale transmission service	802	755	588
Operation and maintenance (Note12)	724	698	681
Depreciation and amortization	863	851	814
Provision in lieu of income taxes (Notes 1, 4 and 12)	260	280	247
Taxes other than amounts related to income taxes	450	438	424
Total operating expenses	3,099	3,022	2,754
Operating income	779	800	798
Other income and deductions:
Other income (Note 13)	6	13	18
Other deductions (Note 13)	28	15	15
Nonoperating provision in lieu of income taxes (Note 4)	(8)	(2)	2
Interest income	-	3	4
Interest expense and related charges (Note 13)	333	353	371
Net income	$432	$450	$432

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(millions of dollars)

Net income	$432	$450	$432
Other comprehensive income (loss):
Cash flow hedges – derivative value net loss recognized in net income (net of tax expense of $1, $1 and $1) (Note 1)	2	2	2
Defined benefit pension plans (net of tax benefit of $4, $33 and $11) (Note 10)	(8)	(61)	(19)
Total other comprehensive income (loss)	(6)	(59)	(17)
Comprehensive income	$426	$391	$415

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(millions of dollars)

Cash flows — operating activities:
Net income	$432	$450	$432
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	908	892	848
Provision in lieu of deferred income taxes – net	40	148	194
Other – net	(4)	(3)	(4)
Changes in operating assets and liabilities:
Accounts receivable — trade (including affiliates)	12	8	(129)
Inventories	(8)	(9)	9
Accounts payable — trade (including affiliates)	(21)	15	38
Regulatory accounts related to reconcilable tariffs (Note 5)	11	(44)	(53)
Other — assets	22	(233)	172
Other — liabilities	(31)	52	(137)
Cash provided by operating activities	1,361	1,276	1,370
Cash flows — financing activities:
Issuances of long-term debt (Note 7)	725	250	100
Repayments of long-term debt (Note 7)	(639)	(131)	(125)
Net (decrease) increase in short-term borrowings (Note 6)	129	(34)	10
Distributions to members (Note 9)	(436)	(282)	(310)
Debt discount, premium, financing and reacquisition costs – net	(12)	(5)	1
Cash used in financing activities	(233)	(202)	(324)
Cash flows — investing activities:
Capital expenditures (Note12)	(1,154)	(1,107)	(1,079)
Other – net	47	10	15
Cash used in investing activities	(1,107)	(1,097)	(1,064)
Net change in cash and cash equivalents	21	(23)	(18)
Cash and cash equivalents — beginning balance	4	27	45
Cash and cash equivalents — ending balance	$25	$4	$27

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2015	2014
	(millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$25	$4
Restricted cash — Bondco (Note 13)	38	56
Trade accounts receivable from nonaffiliates – net (Note 13)	388	407
Trade accounts and other receivables from affiliates – net (Note 12)	118	118
Amounts receivable from members related to income taxes (Note 12)	136	180
Materials and supplies inventories — at average cost	82	73
Prepayments and other current assets	89	88
Total current assets	876	926
Restricted cash — Bondco (Note 13)	-	16
Investments and other property (Note 13)	97	97
Property, plant and equipment – net (Note 13)	13,024	12,463
Goodwill (Notes 1 and 13)	4,064	4,064
Regulatory assets – net ― Oncor (Note 5)	1,184	1,321
Regulatory assets – net ― Bondco (Note 5)	10	108
Other noncurrent assets	32	34
Total assets	$19,287	$19,029

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 6)	$840	$711
Long-term debt due currently ― Oncor (Note 7)	-	500
Long-term debt due currently ― Bondco (Note 7)	41	139
Trade accounts payable (Note 12)	150	202
Amounts payable to members related to income taxes (Note 12)	20	24
Accrued taxes other than amounts related to income	181	174
Accrued interest	82	93
Other current liabilities	144	156
Total current liabilities	1,458	1,999
Long-term debt, less amounts due currently ― Oncor (Note 7)	5,646	4,924
Long-term debt, less amounts due currently ― Bondco (Note 7)	-	40
Liability in lieu of deferred income taxes (Notes 1, 4 and 12)	2,612	2,559
Employee benefit obligations and other (Notes 12 and 13)	2,063	1,989
Total liabilities	11,779	11,511
Commitments and contingencies (Note 8)
Membership interests (Note 9):
Capital account ― number of interests outstanding 2015 and 2014 – 635,000,000	7,621	7,625
Accumulated other comprehensive loss	(113)	(107)
Total membership interests	7,508	7,518
Total liabilities and membership interests	$19,287	$19,029

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

	Year Ended December 31,
	2015	2014	2013
	(millions of dollars)

Capital account:
Balance at beginning of period	$7,625	$7,457	$7,335
Net income	432	450	432
Distributions to members	(436)	(282)	(310)
Balance at end of period (number of interests outstanding: 2015, 2014 and 2013 – 635 million)	7,621	7,625	7,457
Accumulated other comprehensive income (loss), net of tax effects:
Balance at beginning of period	(107)	(48)	(31)
Net effects of cash flow hedges (net of tax expense of $1, $1 and $1)	2	2	2
Defined benefit pension plans (net of tax benefit of $4, $33 and $11) (Note 10)	(8)	(61)	(19)
Balance at end of period	(113)	(107)	(48)
Total membership interests at end of period	$7,508	$7,518	$7,409

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

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas.  Revenues from TCEH represented 25%,  25% and 27% of our total operating revenues for the years ended December 31, 2015, 2014 and 2013, respectively.  We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.  Oncor Holdings owns 80.03% of our membership interests, Texas Transmission owns 19.75% of our membership interests and certain members of our management team and board of directors indirectly own the remaining membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

Our consolidated financial statements include our wholly-owned, bankruptcy-remote financing subsidiary, Bondco, a VIE (see Note 13).  This financing subsidiary was organized for the limited purpose of issuing certain transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.  Bondco issued an aggregate $1.3 billion principal amount of transition bonds during 2003 and 2004.    The 2003 Series transition bonds matured in 2015 and were paid in full.  The 2004 Series transition bonds, with an outstanding balance of $41 million at December 31, 2015, mature in May 2016.  Final true-up proceedings for the 2004 Bonds are expected to be conducted by the PUCT during 2016 and are expected to have minimal or zero net income impact.

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

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with US GAAP.  All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

The goodwill impairment tests performed in 2015 and 2014  were based on a qualitative assessment in which we considered macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relative factors.  The goodwill impairment test performed in 2013 was based on determinations of enterprise value using discounted cash flow analyses, comparable company equity values and any relevant transactions indicative of enterprise values (quantitative assessment).  Based on tests results, no impairments were recognized in 2015, 2014 or 2013.

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

Allowance for Funds Used During Construction (AFUDC)

AFUDC is a regulatory cost accounting procedure whereby both interest charges on borrowed funds and a return on equity capital used to finance construction are included in the recorded cost of utility plant and equipment being constructed.  AFUDC is capitalized on all projects involving construction periods lasting greater than thirty days.  The equity portion, if any, of capitalized AFUDC is accounted for as other income.  See Note 13 for detail of amounts charged to interest expense.

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

Changes in Accounting Standards

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03 (ASU 2015-03),  Simplifying the Presentation of Debt Issuance Costs.  The update requires that debt issuance costs be presented as a direct reduction to the face value of the related debt liability rather than as an asset, consistent with the presentation of debt discounts.  We adopted ASU 2015-03 as of December 31, 2015, and applied its provisions retrospectively. The adoption resulted in the reclassification of $36 million and $34 million of unamortized debt issuance costs from other non-current assets to long-term debt within the consolidated balance sheets as of December 31, 2015 and December 31, 2014, respectively. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on our reported results of operations, financial condition or cash flows.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers.  ASU 2014-09 introduces new, increased requirements for disclosure of revenue in financial statements and is intended to eliminate inconsistencies in revenue recognition and thereby improve financial reporting comparability across entities, industries and capital markets.  ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017 for public entities.  Early application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. We are currently evaluating the potential impact of ASU 2014-09.  The adoption of ASU 2014-09 is not expected to have a material effect on our reported results of operations, financial condition or cash flows.

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

The US Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date.  Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations.  Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of the EFH Petition Date, we estimated that our receivables from the Texas Holdings Group totaled approximately $129 million.  Since that time, we have collected $127 million of the prepetition amount.  We estimate any potential pre-tax loss resulting from the EFH Bankruptcy Proceedings to be immaterial.  A provision for uncollectible accounts from affiliates has not been established as of December 31, 2015.

Potential Change in Indirect Ownership of Oncor

As part of the EFH Bankruptcy Proceedings, on September 21, 2015, the EFH Debtors filed their fifth amended plan of reorganization (as such may be amended from time to time, Plan of Reorganization) and related amended disclosure statement (the Disclosure Statement).  Also on September 21, 2015, the bankruptcy court approved the Disclosure Statement and the EFH Debtors’ related Plan of Reorganization solicitation procedures.  The EFH Debtors solicited votes on the Plan of Reorganization and received significant support in favor of confirmation.  The EFH Debtors filed their sixth amended Plan of Reorganization on December 6, 2015 to address and resolve several issues raised by parties in interest and the bankruptcy court.  The bankruptcy court confirmed the EFH Debtors' sixth amended Plan of Reorganization by order dated December 9, 2015.  The EFH Debtors presently are seeking regulatory approvals for the transactions contemplated by the Plan of Reorganization, which approvals are conditions to the Plan of Reorganization effective date.  We cannot predict the outcome of these regulatory proceedings and whether the Plan of Reorganization will become effective.

In general, the Plan of Reorganization calls for a merger and investment structure that involves a tax-free deconsolidation of TCEH from EFH Corp., immediately followed by the acquisition of reorganized EFH Corp. financed by existing TCEH creditors and third party investors.  In this regard, the Plan of Reorganization provides for a series of transactions that would lead to a significant change in the indirect equity ownership of Oncor.  Under the terms of the Plan of Reorganization, on the effective date, acquisition entities (Purchasers) controlled by an investor group (collectively, the Investor Group) consisting of certain unsecured creditors of TCEH and an affiliate of Hunt Consolidated, Inc. (Hunt), as well as certain other investors designated by Hunt to acquire (EFH Acquisition) reorganized EFH Corp. (Reorganized EFH), would acquire pursuant to a merger and purchase agreement direct or indirect equity interests in Reorganized EFH and EFIH that indirectly represent all of the outstanding equity interests in Oncor Holdings and at least 80.03% of the outstanding equity interests in Oncor.  As part of the transactions contemplated by the merger and purchase agreement, among other things, the Investor Group intends to raise up to $12.6 billion of equity and debt financing to invest in Reorganized EFH, and a successor to Reorganized EFH will be converted to a real estate investment trust (REIT) under the Internal Revenue Code.

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

The letter agreement is not intended to give the Purchasers, directly or indirectly, the right to control or direct the operations of any Oncor entity prior to the receipt of all approvals required by the PUCT and other governmental entities and the consummation of the EFH Acquisition and related transactions (if and when such transactions are consummated).  In addition, Oncor Holdings and Oncor have not endorsed or approved any restructuring involving Oncor Holdings or Oncor or any other transaction proposed by the Purchasers involving Oncor Holdings or Oncor, and the parties acknowledge that further action will be required by Oncor Holdings and Oncor in order for any such restructuring or other transaction to be completed.

In connection with the proposed EFH Acquisition, EFH Corp. has taken the position that, unless the Purchasers have otherwise acquired, or entered into a definitive agreement with Texas Transmission for the acquisition of the equity interest in Oncor held by Texas Transmission at the consummation of the EFH Acquisition, certain of EFH Corp.’s  rights contained in the Investor Rights Agreement (Investor Rights Agreement), dated November 2008 among Oncor and certain of its direct and indirect equity holders, including EFH Corp. and Texas Transmission, would require Texas Transmission to sell its equity interest in Oncor to the Purchasers in connection with the EFH Acquisition. In this regard, in October 2015, EFH Corp. filed a complaint against Texas Transmission alleging breach of Texas Transmission’s obligations under the Investor Rights Agreement for failing to agree to sell its equity interest in Oncor in connection with the proposed EFH Acquisition.

The Purchasers have intervened in the pending litigation. The parties are in the process of conducting discovery and engaging in other pretrial matters.  We cannot predict the outcome of this pending litigation between EFH Corp. and Texas Transmission relating to the Investor Rights Agreement and the impact of such litigation on the EFH Acquisition and related transactions.

As a general matter, although the Plan of Reorganization has been confirmed by the Bankruptcy Court, we cannot predict the ultimate outcome of the EFH Bankruptcy Proceedings, including whether the transactions contemplated by the Plan of Reorganization will (or when they will) close. In addition, the transactions are subject to customary closing conditions, including receipt of all applicable regulatory approvals.  In this regard in September 2015, Oncor and the Purchasers filed a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Plan of Reorganization, and a ruling with respect to such application is expected by late March 2016.  Regulatory approvals with respect to those transactions were the subject of an  application filed by Oncor and the Purchasers with FERC.  FERC issued an order conditionally approving the transactions on December 4, 2015. As indicated above, PUCT approval remains pending, and there can be no assurance if or when the required regulatory approval will be obtained or if the conditions to any such approval will be acceptable to the Purchasers.

In addition, in connection with the EFH Bankruptcy Proceedings, the EFH Debtors and various creditor parties entered into a settlement agreement (the Settlement Agreement) in August 2015 (as amended in September 2015) to compromise and settle, among other things (a) intercompany claims among the EFH Debtors, (b) claims and causes of actions against holders of first lien claims against TCEH and the agents under the TCEH Senior Secured Facilities, (c) claims and causes of action against holders of interests in EFH Corp. and certain related entities and (d) claims and causes of action against each of the EFH Debtors' current and former directors, the Sponsor Group, managers and officers and other related entities.  The Settlement Agreement contemplates a release of such claims upon approval of the Settlement Agreement by the Bankruptcy Court, which would remain in effect whether or not the EFH Acquisition is completed or the Plan of Reorganization becomes effective.  The Bankruptcy Court approved the Settlement Agreement in December 2015.

The Settlement Agreement settles substantially all inter-debtor claims through the effective date of the Settlement Agreement.  These settled claims include potentially contentious inter-debtor claims, including various potential avoidance actions and claims arising under numerous debt agreements, tax sharing agreements, and contested property transfers.  The release provisions of the Settlement Agreement took effect immediately upon the entry of the Bankruptcy Court order approving the Settlement Agreement and are not contingent upon either the Plan of Reorganization becoming effective or the closing of the EFH Acquisition.  Accordingly, substantially all of the potential affiliate claims, derivative claims and other types of disputes among affiliates (including claims against Oncor) have been resolved by bankruptcy court order.  Accordingly, we believe the Settlement Agreement resolves all affiliate claims against Oncor and its assets existing as of the effective date of the Settlement Agreement.

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

3.    REGULATORY MATTERS

Change in Control Review

In connection with the EFH Acquisition contemplated by the Plan of Reorganization filed in the EFH Bankruptcy Proceedings, in September 2015, Oncor and the Purchasers in the proposed EFH Acquisition filed a joint report and application for regulatory approvals pursuant to PURA. For additional information regarding the EFH Acquisition and application for regulatory approval, see Note 2 to Financial Statements.

2008 Rate Review

In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (Docket 35717), and new rates were implemented in September 2009.  We and four other parties appealed various portions of the rate review final order to a state district court.  In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  We filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities.  In early August 2014, the Austin

Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  The Austin Court of Appeals also reversed the PUCT and district court’s rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.’s ability to offset our taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment.  In late August 2014, we filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which we were not successful, including the consolidated tax savings adjustment.  In December 2014, the Austin Court of Appeals issued its opinion, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment.  We filed a petition for review with the Texas Supreme Court in February 2015.  The Texas Supreme Court requested full briefing on the merits, and the briefing period ended on January 25, 2016.   On February 19, 2016, the Texas Supreme Court granted the petition for review, with the date and time of oral arguments to be set at a later date.  There is no deadline for the court to act.  If our appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, we estimate that on remand, the impact on earnings of the consolidated tax savings adjustment’s value could range from zero, as originally determined by the PUCT in Docket 35717, to an approximate $135 million loss (after tax) including interest.  Interest accrues at the PUCT approved rate for over-collections which is 0.18% for 2016.  We do not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to our results of operations or financial condition.

We are involved in various other regulatory proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.

4.    INCOME TAXES

The components of our reported provision (benefit) in lieu of income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013

Reported in operating expenses:
Current:
US federal	$189	$113	$51
State	32	24	12
Deferred:
US federal	55	146	181
State	(13)	-	6
Amortization of investment tax credits	(3)	(3)	(3)
Total reported in operating expenses	260	280	247
Reported in other income and deductions:
Current:
US federal	(7)	(4)	(5)
State	-	-	-
Deferred federal	(1)	2	7
Total reported in other income and deductions	(8)	(2)	2
Total provision in lieu of income taxes	$252	$278	$249

Reconciliation of provision in lieu of income taxes computed at the US federal statutory rate to provision in lieu of income taxes:

	Year Ended December 31,
	2015	2014	2013

Income before provision in lieu of income taxes	$684	$728	$681
Provision in lieu of income taxes at the US federal statutory rate of 35%	$239	$255	$238
Amortization of investment tax credits – net of deferred tax effect	(3)	(3)	(3)
Amortization (under regulatory accounting) of statutory tax rate changes	(1)	(2)	(2)
Amortization of Medicare subsidy regulatory asset	-	14	14
Texas margin tax, net of federal tax benefit	13	16	15
Nondeductible losses (gains) on benefit plan investments	-	(2)	(3)
Other, including audit settlements	4	-	(10)
Reported provision in lieu of income taxes	$252	$278	$249
Effective rate	36.8%	38.2%	36.6%

The net amounts of $2.612 billion and $2.559 billion reported in the balance sheets at December 31, 2015 and 2014, respectively, as liability in lieu of deferred income taxes include amounts previously recorded as net deferred tax liabilities.  Upon the sale of equity interests to Texas Transmission and Investment LLC in 2008, we became a partnership for US federal income tax purposes, and the temporary differences that gave rise to the deferred taxes will, over time, become taxable to the equity holders.  Under a tax sharing agreement among us and our equity holders (see Note 1), we make payments to the equity holders related to income taxes when amounts would have become due to the IRS if Oncor was taxed as a corporation.  Accordingly, as the temporary differences become taxable, we will pay the equity holders.  In the unlikely event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Accounting For Uncertainty in Income Taxes

Prior to November 2008, we were a member of the EFH Corp. consolidated tax group.  The examination and applicable appeals process of EFH Corp. and its subsidiaries’ federal income tax returns for the years ending prior to January 1, 2009 are complete, but final settlement of those years is not expected until EFH Corp. finalizes any claims with the IRS for those years in the bankruptcy process. Texas franchise and margin tax returns are under examination or still open for examination for tax years beginning after 2006.  Subsequent to November 2008, we are not a member of the EFH Corp. consolidated federal tax group and assess our liability for uncertain tax positions in our partnership returns.

In the first quarter of 2014, several uncertain tax positions were remeasured under US GAAP guidance as a result of new information received from the IRS with respect to the audit of tax years 2007 through 2009.  As a result, we reduced the liability for uncertain tax positions by $18 million.  This reduction consisted of a $16 million increase in liability in lieu of deferred income taxes and a $2 million ($1 million after tax) reversal of accrued interest, which is reported as a decrease in provision in lieu of income taxes.  In September 2014, EFH Corp. signed the final agreed Revenue Agent Report and associated documentation (RAR) for the 2007 tax year and filed and received approval of the bankruptcy court in the EFH Bankruptcy Proceedings of its signing of the RAR.  With the signing of the RAR in the third quarter of 2014, the remaining $1 million liability for uncertain tax positions with respect to tax year 2007 was released.  The reduction consisted of a $1 million reversal of provision in lieu of income taxes.  Final processing of the agreed RAR continues.  The impact related to the conclusion of the 2007 audit is a deferred tax asset of approximately $45 million that is recorded in liability in lieu of deferred income taxes.

In the fourth quarter of 2014, the Department of Justice filed a claim with the bankruptcy court for open tax years through 2013 that was consistent with the settlement EFH Corp. reached with the IRS for tax years 2003 through 2006.  As a result of this filing, the 2003 through 2006 open tax years for GAAP purposes were settled and the liability for uncertain tax positions was reduced by $35 million.  The impact related to the conclusion of the 2003 through 2006 audit is  approximately $11 million and is recorded as a deferred tax asset in liability in lieu of deferred income taxes.

In the second quarter of 2015, EFH Corp. received the final RAR and associated documentation for the 2008 tax year which includes the results of Oncor.  In addition, we received the final RAR and associated documentation for tax years 2008 and 2009 in which we filed a partnership tax return.  The RARs reflect additional deductions for Oncor resulting in approximately $8 million in tax refunds from our members.  Of this amount, $4 million is related to pre-partnership formation and is recorded as a deferred tax asset in liability in lieu of deferred income taxes and $4 million is related to post-partnership formation and was collected during the third quarter of 2015.

The following table summarizes the changes to the uncertain tax positions reported in other noncurrent liabilities in our consolidated balance sheet during the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013

Balance at January 1, excluding interest and penalties	$2	$54	$144
Additions based on tax positions related to prior years	-	-	-
Reductions based on tax positions related to prior years	-	(16)	(66)
Settlements with taxing authorities	1	(36)	(24)
Balance at December 31, excluding interest and penalties	$3	$2	$54

Of the balances at both December 31, 2015 and 2014,  $3 million represents tax positions for which the uncertainty relates to the timing of recognition for tax purposes.  The disallowance of such positions would not affect the effective tax rate, but would accelerate the payment of cash under the tax sharing agreement to an earlier period.

Noncurrent liabilities included no accrued interest related to uncertain tax positions at December 31, 2015 and 2014.  There were no amounts recorded related to interest and penalties in the year ended December 31, 2015 and  benefits of $1 million and $15 million for the years ended December 31, 2014 and 2013, respectively (all amounts after tax).  The federal income tax benefit on the interest accrued on uncertain tax positions is recorded as liability in lieu of deferred income taxes.

5.    REGULATORY ASSETS AND LIABILITIES

Recognition of regulatory assets and liabilities and the amortization periods over which they are expected to be recovered or refunded through rate regulation reflect the decisions of the PUCT.  Components of our regulatory assets and liabilities are provided in the table below.  Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period at	Carrying Amount At
	December 31, 2015	December 31, 2015	December 31, 2014

Regulatory assets:
Generation-related regulatory assets securitized by transition bonds (a)(e)	< 1 year	$31	$148
Employee retirement costs	4 years	38	55
Employee retirement costs to be reviewed (b)(c)	To be determined	291	246
Employee retirement liability (a)(c)(d)	To be determined	853	865
Self-insurance reserve (primarily storm recovery costs) ― net	4 years	95	127
Self-insurance reserve to be reviewed ― net (b)(c)	To be determined	332	242
Securities reacquisition costs (pre-industry restructure)	1 year	14	23
Securities reacquisition costs (post-industry restructure) ― net	Lives of related debt	9	7
Recoverable amounts in lieu of deferred income taxes ― net	Life of related asset or liability	12	14
Deferred conventional meter and metering facilities depreciation	Largely 5 years	100	123
Deferred AMS costs	To be determined	164	113
Energy efficiency performance bonus (a)	1 year	10	22
Under-recovered wholesale transmission service expense ― net (a)		-	26
Other regulatory assets	Various	9	12
Total regulatory assets		1,958	2,023

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	686	531
Investment tax credit and protected excess deferred taxes	Various	14	18
Over-collection of transition bond revenues (a)(e)	1 year	29	32
Over-recovered wholesale transmission service expense ― net (a)	1 year	24	-
Energy efficiency programs (a)	Not applicable	11	13
Total regulatory liabilities		764	594
Net regulatory asset		$1,194	$1,429

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Costs incurred since the period covered under the last rate review.
(c)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(d)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(e)

Bondco net regulatory assets of $10 million at December 31, 2015 consisted of $31 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $21 million (excludes $8 million of over-collections related to Series 2003-1 transition bonds assumed by Oncor for final settlement).    Bondco net regulatory assets of $108 million at December 31, 2014 consisted of $140 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $32 million.

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

In September 2008, the PUCT approved a settlement for us to recover our estimated future investment for advanced metering deployment.  We began billing the AMS surcharge in the January 2009 billing month cycle.  The surcharge is expected to total $1.023 billion over the 11-year recovery period and includes a cost recovery factor of $2.19 per month per residential retail customer and $2.39 to $5.15 per month for non-residential retail customers.  We account for the difference between the surcharge billings for advanced metering facilities and the allowable revenues under the surcharge provisions, which are based on expenditures and an allowed return, as a regulatory asset or liability.  Such differences arise principally as a result of timing of expenditures or cost increases.  As indicated in the table above, the regulatory asset at December 31, 2015 and 2014 totaled $164 million and $113 million, respectively.

As a result of purchase accounting, in 2007 the carrying value of certain generation-related regulatory assets securitized by transition bonds, which have been reviewed and approved by the PUCT for recovery but without earning a rate of return, was reduced by $213 million.  This amount is being accreted to other income over the recovery period that was remaining at October 10, 2007 (approximately nine years) which ends in 2016.

See Note 12 for information regarding nuclear decommissioning cost recovery.

6.    BORROWINGS UNDER CREDIT FACILITIES

At December 31, 2015, we had a secured revolving credit facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances.    In October 2015, we exercised one of the two one-year extensions available to us and extended the term of the revolving credit facility to October 2017.  Also in October 2015, we exercised our option to permanently reduce the loan commitment available under the revolving credit facility from $2.4 billion to $2.0 billion.  The terms of the revolving credit facility allow us to request an increase in our borrowing capacity of $100 million in the aggregate and/or a  one-year extension, provided certain conditions are met, including lender approval.

Borrowings under the revolving credit facility are classified as short-term on the balance sheet and are secured equally and ratably with all of our other secured indebtedness by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.

At December 31, 2015, we had outstanding borrowings under the revolving credit facility totaling $840 million with an interest rate of 1.48% and outstanding letters of credit totaling $7 million.  At December 31, 2014, we had outstanding borrowings under the revolving credit facility totaling $711 million with an interest rate of 1.29% and outstanding letters of credit totaling $7 million.

Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  At December 31, 2015, all outstanding borrowings bore interest at LIBOR plus 1.125%.  Amounts borrowed under the facility, once repaid, can be borrowed again from time to time.

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.100% to 0.275% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the revolving credit facility.  Letter of credit fees on the stated amount of letters of credit issued under the revolving credit facility are payable to the lenders quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR.  Customary fronting and administrative fees are also payable to letter of credit fronting banks.  At December 31, 2015, letters of credit bore interest at 1.325%, and a commitment fee (at a rate of 0.125% per annum) was payable on the unfunded commitments under the facility, each based on our current credit ratings.

Under the terms of our revolving credit facility, the commitments of the lenders to make loans to us are several and not joint.  Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

Subject to the limitations described below, borrowing capacity available under the credit facility at December 31, 2015 and 2014 was $1.153 billion and $1.682 billion, respectively.  Generally, our indentures and revolving credit facility limit the incurrence of other secured indebtedness except for indebtedness secured equally and ratably with the indentures and revolving credit facility and certain permitted exceptions.  As described further in Note 7, the Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust.  At December 31, 2015, the available borrowing capacity of the revolving credit facility could be fully drawn.

The revolving credit facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring additional liens; entering into mergers and consolidations; and sales of substantial assets.  In addition, the revolving credit facility requires that we maintain a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.  For purposes of the ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP).  The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco.  Capitalization is calculated as membership interests determined in accordance with US GAAP plus indebtedness described above.  At December 31, 2015, we were in compliance with this covenant with a debt-to-capitalization ratio of 0.46 to 1.00 and with all other covenants.

7.    LONG-TERM DEBT

At December 31, 2015 and 2014, our long-term debt consisted of the following:

	December 31,
	2015	2014

Oncor (a):
6.375% Fixed Senior Notes due January 15, 2015	$-	$500
5.000% Fixed Senior Notes due September 30, 2017	324	324
6.800% Fixed Senior Notes due September 1, 2018	550	550
2.150% Fixed Senior Notes due June 1, 2019	250	250
5.750% Fixed Senior Notes due September 30, 2020	126	126
4.100% Fixed Senior Notes due June 1, 2022	400	400
7.000% Fixed Debentures due September 1, 2022	800	800
2.950% Fixed Senior Notes due April 1, 2025	350	-
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
4.550% Fixed Senior Notes due December 1, 2041	400	400
5.300% Fixed Senior Notes due June 1, 2042	500	500
3.750% Fixed Senior Notes due April 1, 2045	375	-
Unamortized discount and debt issuance costs	(54)	(51)
Less amount due currently	-	(500)
Long-term debt, less amounts due currently — Oncor	5,646	4,924

Bondco (b):
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	-	54
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	41	126
Debt issuance costs	-	(1)
Total	41	179
Less amount due currently	(41)	(139)
Long-term debt, less amounts due currently — Bondco	-	40
Total long-term debt, less amounts due currently	$5,646	$4,964

__________

(a)Secured by first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.

(b)The transition bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt-Related Activity in 2015

Debt Repayments

Repayments of long-term debt in 2015 totaled $639 million consisting of $500 million aggregate principal amount of 6.375% senior secured notes paid at the scheduled maturity date of January 15, 2015 and $139 million of transition bond principal payments at scheduled maturity dates.

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

Deed of Trust

Our secured indebtedness, including the revolving credit facility described in Note 6, is secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At December 31, 2015, the amount of available bond credits was approximately $2.577 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $1.261 billion.

Maturities

Long-term debt maturities at December 31, 2015, are as follows:

Year	Amount

2016	$41
2017	324
2018	550
2019	250
2020	126
Thereafter	4,450
Unamortized discount and debt issuance costs	(54)
Total	$5,687

Fair Value of Long-Term Debt

At December 31, 2015 and 2014, the estimated fair value of our long-term debt (including current maturities) totaled $6.287 billion and $6.844 billion, respectively, and the carrying amount totaled $5.687 billion and $5.603 billion, respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

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

Leases

At December 31, 2015, our future minimum lease payments under operating leases (with initial or remaining noncancelable lease terms in excess of one year) were as follows:

Year	Amount

2016	$9
2017	1
2018	1
2019	1
2020	-
Thereafter	-
Total future minimum lease payments	$12

Rent charged to operation and maintenance expense totaled $8 million, $9 million and $10 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Efficiency Spending

We are required to annually invest in programs designed to improve customer electricity demand efficiencies to satisfy ongoing regulatory requirements.  The 2016 requirement is $61 million.

Legal/Regulatory Proceedings

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.  See Note 3 for additional information regarding contingencies.

Labor Contracts

At December 31, 2015, approximately 19% of our full time employees were represented by a labor union and covered by a collective bargaining agreement with an expiration date of October 25, 2017.

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

9.    MEMBERSHIP INTERESTS

Cash Distributions

Distributions are limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At December 31, 2015,  $30 million was available for distribution to our members as our regulatory capitalization ratio was 59.8% debt and 40.2% equity.  The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  The debt calculation excludes transition bonds issued by Bondco.  Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of purchase accounting (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

On February 24, 2016, our board of directors declared a cash distribution of $56 million, which was paid to our members on February 25, 2016.

During 2015,  our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
December 9, 2015	December 11, 2015	$18
October 27, 2015	November 9, 2015	$135
July 29, 2015	August 10, 2015	$118
April 29, 2015	May 15, 2015	$65
February 25, 2015	February 26, 2015	$100

During 2014, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount

October 21, 2014	October 22, 2014	$101
July 30, 2014	July 31, 2014	$71
April 30, 2014	May 1, 2014	$57
February 19, 2014	February 20, 2014	$53

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013.

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2014	$(24)	$(83)	$(107)
Defined benefit pension plans (net of tax)	-	(8)	(8)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	2	-	2
Balance at December 31, 2015	$(22)	$(91)	$(113)

Balance at December 31, 2013	$(26)	$(22)	$(48)
Defined benefit pension plans (net of tax)	-	(61)	(61)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	2	-	2
Balance at December 31, 2014	$(24)	$(83)	$(107)

Balance at December 31, 2012	$(28)	$(3)	$(31)
Defined benefit pension plans (net of tax)	-	(19)	(19)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	2	-	2
Balance at December 31, 2013	$(26)	$(22)	$(48)

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

We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service.  Amounts deferred are ultimately subject to regulatory approval.  At December 31, 2015 and 2014, we had recorded regulatory assets totaling $1.182 billion and $1.166 billion, respectively, related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income.

We have also assumed primary responsibility for pension benefits of a closed group of retired and terminated vested plan participants not related to our regulated utility business (non-recoverable service) in a 2012 transaction. Any retirement costs associated with non-recoverable service is not recoverable through rates.

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

OPEB Plan

Until July 1, 2014, we participated with EFH Corp. and other subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees (EFH OPEB Plan).  As discussed below, we ceased participation in the EFH OPEB Plan and established our own OPEB plan for our eligible retirees, certain eligible retirees of EFH Corp. for whom we have OPEB liability with respect to their regulated service, and their dependents (Oncor OPEB Plan).  For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree’s age and years of service.

In April 2014, we entered into an agreement with EFH Corp. in which we agreed to transfer to the Oncor OPEB Plan effective July 1, 2014, the assets and liabilities related to our eligible current and future retirees as well as certain eligible retirees of EFH Corp. whose employment included service with both Oncor (or a predecessor regulated electric business) and a non-regulated business of EFH Corp.  Pursuant to the agreement, EFH Corp. will retain its portion of the liability for retiree benefits related to those retirees.  Since the Oncor OPEB Plan offers identical coverages as the EFH OPEB Plan and we and EFH Corp. retain the same responsibility for participants as before, there was no financial impact as a result of the transfer other than from a remeasurement of the Oncor OPEB Plan’s asset values and obligations.  As we are not responsible for EFH Corp.’s portion of the Oncor OPEB Plan’s unfunded liability totaling $90 million as of December 31, 2015, that amount is not reported on our balance sheet.

Pension and OPEB Costs Recognized as Expense

Pension and OPEB amounts provided herein include amounts related only to our portion of the various plans based on actuarial computations and reflect our employee and retiree demographics as described above.  Our net costs related to pension and OPEB plans for the years ended December 31, 2015, 2014 and 2013 were comprised of the following:

	Year Ended December 31,
	2015	2014	2013

Pension costs	$104	$58	$95
OPEB costs	53	48	37
Total benefit costs	157	106	132
Less amounts deferred principally as property or a regulatory asset	(113)	(69)	(95)
Net amounts recognized as expense	$44	$37	$37

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

Detailed Information Regarding Pension and OPEB Benefits

The following pension and OPEB information is based on December 31, 2015, 2014 and 2013 measurement dates:

	Pension Plans			OPEB Plan
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013

Assumptions Used to Determine Net Periodic Pension and OPEB Costs:
Discount rate (a)	3.96%	4.74%	4.10%	4.23%	4.98%	4.10%
Expected return on plan assets	5.26%	6.47%	6.14%	6.65%	7.05%	6.70%
Rate of compensation increase	3.29%	3.94%	3.94%	-	-	-

Components of Net Pension and OPEB Costs:
Service cost	$25	$23	$26	$7	$6	$6
Interest cost	131	132	122	43	44	36
Expected return on assets	(115)	(136)	(123)	(10)	(12)	(11)
Amortization of prior service cost (credit)	-	-	-	(20)	(20)	(20)
Amortization of net loss	63	39	69	33	30	26
Settlement charges	-	-	1	-	-	-
Net periodic pension and OPEB costs	$104	$58	$95	$53	$48	$37

Other Changes in Plan Assets and Benefit Obligations Recognized as Regulatory Assets or in Other Comprehensive Income:
Net loss (gain)	$37	$388	$(139)	$39	$128	$-
Amortization of net loss	(63)	(39)	(69)	(33)	(30)	(26)
Amortization of prior service (cost) credit	-	-	-	20	20	20
Settlement charges	-	-	(1)	-	-	-
Total recognized as regulatory assets or other comprehensive income	(26)	349	(209)	26	118	(6)
Total recognized in net periodic pension and OPEB costs and as regulatory assets or other comprehensive income	$78	$407	$(114)	$79	$166	$31

_______________

(a)As a result of the transfer of OPEB plan assets and liabilities from the EFH OPEB Plan to the Oncor OPEB Plan discussed above, the discount rate reflected in OPEB costs for January through June 2014 was 4.98% and for July through December 2014 was 4.39%.

	Pension Plans			OPEB Plan
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013

Assumptions Used to Determine Benefit Obligations at Period End:
Discount rate	4.30%	3.96%	4.74%	4.60%	4.23%	4.98%
Rate of compensation increase	3.29%	3.29%	3.94%	-	-	-

	Pension Plans		OPEB Plan
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$3,379	$2,857	$1,054	$924
Service cost	25	23	7	6
Interest cost	131	132	43	44
Participant contributions	-	-	15	15
Actuarial (gain) loss	(181)	515	25	128
Benefits paid	(153)	(148)	(56)	(63)
Projected benefit obligation at end of year	$3,201	$3,379	$1,088	$1,054
Accumulated benefit obligation at end of year	$3,100	$3,260	$-	$-

Change in Plan Assets:
Fair value of assets at beginning of year	$2,454	$2,271	$161	$179
Actual return (loss) on assets	(103)	263	(4)	12
Employer contributions	54	68	25	18
Participant contributions	-	-	15	15
Benefits paid	(153)	(148)	(56)	(63)
Fair value of assets at end of year	$2,252	$2,454	$141	$161

Funded Status:
Projected benefit obligation at end of year	$(3,201)	$(3,379)	$(1,088)	$(1,054)
Fair value of assets at end of year	2,252	2,454	141	161
Funded status at end of year	$(949)	$(925)	$(947)	$(893)

	Pension Plans		OPEB Plan
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014

Amounts Recognized in the Balance Sheet Consist of:
Liabilities:
Other current liabilities	$(4)	$(4)	$-	$-
Other noncurrent liabilities	(945)	(921)	(947)	(893)
Net liability recognized	$(949)	$(925)	$(947)	$(893)
Regulatory assets:
Net loss	$583	$619	$320	$316
Prior service cost (credit)	-	-	(50)	(70)
Net regulatory asset recognized	$583	$619	$270	$246
Accumulated other comprehensive net loss	$136	$126	$4	$2

The following tables provide information regarding the assumed health care cost trend rates.

	Year Ended December 31,
	2015	2014

Assumed Health Care Cost Trend Rates – Not Medicare Eligible:
Health care cost trend rate assumed for next year	6.00%	8.00%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2022

Assumed Health Care Cost Trend Rates – Medicare Eligible:
Health care cost trend rate assumed for next year	5.80%	6.50%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2021
	1-Percentage Point Increase	1-Percentage Point Decrease

Sensitivity Analysis of Assumed Health Care Cost Trend Rates:
Effect on accumulated postretirement obligation	$152	$(125)
Effect on postretirement benefits cost	8	(7)

The following table provides information regarding pension plans with projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of the fair value of plan assets.

	At December 31,
	2015	2014

Pension Plan with PBO and ABO in Excess of Plan Assets:
Projected benefit obligations	$3,035	$3,379
Accumulated benefit obligations	2,944	3,260
Plan assets	2,085	2,454

Pension and OPEB Plans Investment Strategy and Asset Allocations

Our investment objective for the retirement plans is to invest in a suitable mix of assets to meet the future benefit obligations at an acceptable level of risk, while minimizing the volatility of contributions.  Equity securities are held to achieve returns in excess of passive indexes by participating in a wide range of investment opportunities.  International equity,  real estate securities and credit strategies (high yield bonds, emerging market debt and bank loans) are used to further diversify the equity portfolio.  International equity securities may include investments in both developed and emerging international markets.  Fixed income securities include primarily corporate bonds from a diversified range of companies, US Treasuries and agency securities and money market instruments.  Our investment strategy for fixed income investments is to maintain a high grade portfolio of securities, which assists us in managing the volatility and magnitude of plan contributions and expense while maintaining sufficient cash and short-term investments to pay near-term benefits and expenses.

The Oncor Retirement Plan’s investments are managed in two pools: one pool associated with the recoverable service portion of plan obligations related to Oncor’s regulated utility business, and a second pool associated with the non-recoverable service portion of plan obligations not related to Oncor’s regulated utility business.  Each pool is invested in a broadly diversified portfolio of equity, fixed income securities, credit strategies and real estate.  The second pool represents about 32% of total investments at December 31, 2015.

The target asset allocation ranges of the pension plans investments by asset category are as follows:

Target Allocation Ranges
Asset Category	Recoverable	Nonrecoverable

US equities	17% - 21%	6% - 10%
International equities	14% - 18%	5% - 9%
Fixed income	48% - 60%	76% - 84%
Real estate	4% - 5%	-
Credit strategies	6% - 8%	4% - 6%

Our investment objective for the OPEB plan primarily follows the objectives of the pension plans discussed above, while maintaining sufficient cash and short-term investments to pay near-term benefits and expenses.  The actual amounts at December 31, 2015 provided below are consistent with the asset allocation targets.

Fair Value Measurement of Pension Plans Assets

At December 31, 2015 and 2014, pension plans assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2015				At December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$-	$133	$-	$133	$-	$120	$-	$120
Equity securities:
US	201	93	-	294	233	85	-	318
International	255	13	-	268	281	12	-	293
Fixed income securities:
Corporate bonds (a)	-	1,137	-	1,137	-	1,384	-	1,384
US Treasuries	-	189	-	189	-	143	-	143
Other (b)	-	145	-	145	-	157	-	157
Real estate	-	81	5	86	-	31	8	39
Total assets	$456	$1,791	$5	$2,252	$514	$1,932	$8	$2,454

_____________

(a)Substantially all corporate bonds are rated investment grade by a major ratings agency such as Moody’s.

(b)Other consists primarily of municipal bonds, emerging market debt, bank loans and fixed income derivative instruments.

There was no significant change in the fair value of Level 3 assets in the periods presented.

Fair Value Measurement of OPEB Plan Assets

At December 31, 2015 and 2014, OPEB plan assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2015				At December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$4	$2	$-	$6	$2	$3	$-	$5
Equity securities:
US	39	4	-	43	54	4	-	58
International	25	-	-	25	31	-	-	31
Fixed income securities:
Corporate bonds (a)	-	30	-	30	-	31	-	31
US Treasuries	-	1	-	1	-	1	-	1
Other (b)	35	1	-	36	34	1	-	35
Total assets	$103	$38	$-	$141	$121	$40	$-	$161

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

Pension Plans		OPEB Plan
Asset Class	Expected Long-Term Rate of Return	Asset Class	Expected Long-Term Rate of Return

International equity securities	7.45%	401(h) accounts	6.93%
US equity securities	6.64%	Life insurance VEBA	6.16%
Real estate	5.70%	Union VEBA	6.16%
Credit strategies	5.70%	Non-union VEBA	2.50%
Fixed income securities	4.80%	Weighted average	6.30%
Weighted average (a)	5.83%

_____________

(a)The 2016 expected long-term rate of return for the nonregulated portion of the Oncor Retirement Plan is 4.97%.

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

Assumed Discount Rate

For the Oncor retirement plans at December 31, 2015, we selected the assumed discount rate using the Aon Hewitt AA-AAA Bond Universe yield curve, which is based on corporate bond yields and at December 31, 2015 consisted of  1,150 corporate bonds with an average rating of AA and AAA using Moody’s, S&P and Fitch ratings.  For the Oncor OPEB Plan and the EFH Retirement Plan at December 31, 2015, we and EFH Corp., respectively, selected the assumed discount rate using the Aon Hewitt AA Above Median yield curve, which is based on corporate bond yields and at December 31, 2015 consisted of 434 corporate bonds with an average rating of AA using Moody’s, S&P and Fitch ratings.

Amortization in 2016

In 2016, amortization of the net actuarial loss and prior service credit for the defined benefit pension plans from regulatory assets and other comprehensive income into net periodic benefit cost is expected to be $41 million and a  less than $1 million credit, respectively.  Amortization of the net actuarial loss and prior service credit for the OPEB plan from regulatory assets into net periodic benefit cost is expected to be $35 million and a $20 million credit, respectively.

Pension and OPEB Plans Cash Contributions

Our contributions to the benefit plans were as follows:

	Year Ended December 31,
	2015	2014	2013

Pension plans contributions	$54	$68	$9
OPEB plan contributions	25	18	11
Total contributions	$79	$86	$20

Our funding for the pension plans and the Oncor OPEB Plan is expected to total $4 million and $30 million, respectively in 2016 and approximately $441 million and $152 million, respectively, in the 2016 to 2020 period.

Future Benefit Payments

Estimated future benefit payments to beneficiaries are as follows:

	2016	2017	2018	2019	2020	2021-25

Pension plans	$167	$171	$177	$182	$188	$1,006
OPEB plan	$49	$52	$54	$57	$60	$334

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

Until January 1, 2015, the thrift plan in which our eligible employees were able to participate was sponsored by EFH Corp. (EFH Thrift Plan).  Our contributions to the EFH Thrift Plan totaled $13 million for both years ended December 31, 2014 and 2013.  Effective January 1, 2015, the accounts of Oncor participants were transferred from the EFH Thrift Plan to an Oncor-sponsored spin-off of the EFH Thrift Plan (Oncor Thrift Plan).  Our contributions to the Oncor Thrift Plan totaled $14 million for the year ended December 31, 2015.  Our matching contributions are the same under the Oncor

Thrift Plan as they were under the EFH Thrift Plan at the time of the transfer.  Since the Oncor Thrift Plan offers identical benefits to our employees, transfer to the Oncor Thrift Plan is not expected to have an impact on our results of operations, financial condition or cash flows.

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

In November 2012, we accepted the early exercise of all outstanding SARs (both vested and unvested) issued to date pursuant to both SARs Plans.    As part of the 2012 early exercise of SARs we began accruing interest on dividends declared with respect to the SARs.  Under both SARs plans, dividends that were paid in respect of Oncor membership interests while the SARs were outstanding were credited to the SARs holder’s account as if the SARs were units, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency, a change in control, or the occurrence of an event triggering SAR exercisability pursuant to Section 5(c)(ii) of the SARs Plan.  As a result, at December 31, 2015 we have recorded a liability of approximately $10 million relating to SARS dividend accruals.   For accounting purposes, the liability is discounted based on an employee’s or director’s expected retirement date. We recognized approximately $1 million, $1 million and $2 million in accretion and interest with respect to such dividends in 2015, 2014 and 2013, respectively.

12.   RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions and related matters.  See Note 2 for additional information regarding related-party contingencies resulting from the EFH Bankruptcy Proceedings.

•

We record revenue from TCEH, principally for electricity delivery fees, which totaled $955 million, $971 million and $967 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The fees are based on rates regulated by the PUCT that apply to all REPs.

Trade accounts and other receivables from EFH Corp. affiliates – net reported on our balance sheet, primarily consisting of trade receivables from TCEH related to these electricity delivery fees, are as follows:

	At December 31,
	2015	2014

Trade accounts and other receivables from affiliates	$120	$123
Trade accounts and other payables to affiliates	(2)	(5)
Trade accounts and other receivables from affiliates – net	$118	$118

•

EFH Corp. subsidiaries charge us for certain administrative services at cost.  Our payments to EFH Corp. subsidiaries for administrative services, which are primarily reported in operation and maintenance expenses, totaled $17 million, $32 million and $30 million for the years ended December 31, 2015, 2014 and 2013, respectively.  We also charge each other for shared facilities at cost.  Our payments to EFH Corp. subsidiaries for shared facilities totaled $4 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.  Payments we received from EFH Corp. subsidiaries related to shared facilities, totaled $2 million for each of the years ended December 31, 2015,  2014 and 2013.

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

•

We are not a member of EFH Corp.’s consolidated tax group, but EFH Corp.’s consolidated federal income tax return includes EFH Corp.’s portion of our results due to EFH Corp.’s equity ownership in us.  Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., we are generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return.  For periods prior to the tax sharing agreement (entered into in October 2007 and amended and restated in November 2008), we are responsible for our share of redetermined tax liability for the EFH Corp. consolidated tax group.  EFH Corp. also includes our results in its consolidated Texas margin tax payments, which we account for as income taxes and calculate as if we were filing our own return.  See discussion in Note 1 under “Income Taxes.”  Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members.    In the unlikely event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Amounts payable to (receivable from) members related to income taxes under the agreement and reported on our balance sheet consisted of the following:

	At December 31, 2015			At December 31, 2014
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes receivable	$(109)	$(27)	$(136)	$(144)	$(36)	$(180)
Texas margin taxes payable	20	-	20	24	-	24
Net payable (receivable)	$(89)	$(27)	$(116)	$(120)	$(36)	$(156)

Cash payments made to (received from) members related to income taxes consisted of the following:

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	EFH Corp.	Texas Transm.	Total	EFH Corp.	Texas Transm.	Total	EFH Corp.	Texas Transm.	Total

Federal income taxes (a)	$108	$27	$135	$215	$54	$269	$78	$11	$89
Texas margin taxes (b)	24	-	24	22	-	22	12	-	12
Total payments (receipts)	$132	$27	$159	$237	$54	$291	$90	$11	$101

______________

(a)	Includes $33 million payment made to EFH Corp. in 2013 related to the 1997-2002 IRS appeals settlement.
(b)	Includes $10 million refund received from EFH Corp. in 2013 related to 1997-2001 amended Texas franchise tax returns.

•

Our PUCT-approved tariffs include requirements to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Bondco.  Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods.  Accordingly, at December 31, 2015 and 2014, TCEH had posted letters of credit in the amount of $6 million and $9 million, respectively for our benefit.

•

Under Texas regulatory provisions, the trust fund for decommissioning TCEH’s Comanche Peak nuclear generation facility is funded by a delivery fee surcharge we collect from REPs and remit monthly to TCEH.  Delivery fee surcharges totaled $17 million, $17 million and $16 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.  Our sole obligation with regard to nuclear decommissioning is as the collection agent of funds charged to ratepayers for nuclear decommissioning activities.  If, at the time of decommissioning, actual decommissioning costs exceed available trust funds, we would not be obligated to pay any shortfalls but would be required to collect any rates approved by the PUCT to recover any additional decommissioning costs. Further, if there were to be a surplus when decommissioning is complete, such surplus would be returned to ratepayers under terms prescribed by the PUCT.

•

Related parties of the Sponsor Group have (1) sold, acquired or participated in the offerings of our debt or debt securities in open market transactions or through loan syndications, and (2) performed various financial advisory, dealer, commercial banking and investment banking services for us and certain of our affiliates for which they have received or will receive customary fees and expenses, and may from time to time in the future participate in any of the items in (1) and (2) above.  Also, as of March 31, 2015, 16.6% of the equity in an existing vendor of the company was acquired by a member of the Sponsor Group.    During 2015, 2014 and 2013, this vendor performed transmission and distribution system construction and maintenance services for us.    A significant amount of cash payments were made for such services to this vendor totaling $128 million dollars for the period April through December 2015.  At December 31, 2015 we had outstanding trade payables to this vendor of $3 million.

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

Our maximum exposure does not exceed our equity investment in Bondco, which was $14 million and $16 million at December 31, 2015 and 2014, respectively.  We did not provide any financial support to Bondco during the years ended December 31, 2015 and 2014.

Major Customers

Revenues from TCEH represented 25%,  25% and 27% of our total operating revenues for the years ended December 31, 2015, 2014 and 2013, respectively.  Revenues from REP subsidiaries of a nonaffiliated entity, collectively represented 17%,  16% and 15% of total operating revenues for each of the years ended December 31, 2015, 2014 and 2013, respectively.  No other customer represented 10% or more of our total operating revenues.

Other Income and Deductions

	Year Ended December 31,
	2015	2014	2013

Other income:
Accretion of fair value adjustment (discount) to regulatory assets due to purchase accounting	$5	$12	$17
Net gain on sale of other properties and investments	1	1	1
Total other income	$6	$13	$18
Other deductions:
Professional fees	$19	$14	$10
Non-recoverable pension (Note 10) and other	9	1	5

Total other deductions	$28	$15	$15

Interest Expense and Related Charges

	Year Ended December 31,
	2015	2014	2013

Interest expense	$335	$355	$360
Amortization of debt issuance costs and discounts	3	3	21
Allowance for funds used during construction – capitalized interest portion	(5)	(5)	(10)
Total interest expense and related charges	$333	$353	$371

Restricted Cash

Restricted cash amounts reported on our balance sheet consisted of the following:

	At December 31, 2015		At December 31, 2014
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets

Customer collections related to transition bonds used only to service debt and pay expenses	$22	$-	$56	$-
Reserve for fees associated with transition bonds	10	-	-	10
Reserve for shortfalls of transition bond charges	6	-	-	6
Total restricted cash	$38	$-	$56	$16

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At December 31,
	2015	2014

Gross trade accounts and other receivables	$509	$528
Trade accounts and other receivables from TCEH	(118)	(118)
Allowance for uncollectible accounts	(3)	(3)
Trade accounts receivable from nonaffiliates – net	$388	$407

At December 31, 2015 and 2014, REP subsidiaries of a nonaffiliated entity collectively represented approximately 13% and 12%, respectively, of the nonaffiliated trade accounts receivable amount.

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

The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans.  At December 31, 2015 and 2014, the face amount of these policies totaled $155 million and $167 million, respectively, and the net cash surrender values (determined using a Level 2 valuation technique) totaled $76 million and $76 million, respectively.  Changes in cash surrender value are netted against premiums paid.  Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/	At December 31,
	Avg. Life at December 31, 2015	2015	2014

Assets in service:
Distribution	4.1% / 24.7 years	$10,861	$10,423
Transmission	2.8% / 35.5 years	7,209	6,861
Other assets	9.0% / 11.1 years	1,002	954
Total		19,072	18,238
Less accumulated depreciation		6,479	6,125
Net of accumulated depreciation		12,593	12,113
Construction work in progress		416	335
Held for future use		15	15
Property, plant and equipment – net		$13,024	$12,463

Depreciation expense as a percent of average depreciable property approximated 3.6%,  3.6% and 3.7% for the years ended December 31, 2015, 2014 and 2013, respectively.

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet consisted of the following:

	At December 31, 2015			At December 31, 2014
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization included in property, plant and equipment:
Land easements	$467	$91	$376	$463	$86	$377
Capitalized software	435	269	166	433	242	191
Total	$902	$360	$542	$896	$328	$568

Aggregate amortization expense for intangible assets totaled $64 million,  $58 million and $53 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.  At December 31, 2015, the weighted average remaining useful lives of capitalized land easements and software were 84 years and 3 years, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense

2016	$60
2017	51
2018	46
2019	43
2020	42

At both December 31, 2015 and 2014, goodwill totaling $4.1 billion was reported on our balance sheet.  None of this goodwill is being deducted for tax purposes.  See Note 1 regarding goodwill impairment assessment and testing.

Employee Benefit Obligations and Other

Employee benefit obligations and other reported on our balance sheet consisted of the following:

	At December 31,
	2015	2014

Retirement plans and other employee benefits	$1,985	$1,894
Uncertain tax positions (including accrued interest)	3	2
Amount payable related to income taxes	-	17
Investment tax credits	15	17
Other	60	59
Total other noncurrent liabilities and deferred credits	$2,063	$1,989

Supplemental Cash Flow Information

	Year Ended December 31,
	2015	2014	2013

Cash payments (receipts) related to:
Interest	$346	$356	$361
Capitalized interest	(5)	(5)	(10)
Interest (net of amounts capitalized)	$341	$351	$351
Amount in lieu of income taxes:
Federal	$135	$269	$89
State	43	22	12
Total amount in lieu of income taxes	$178	$291	$101
SARs exercise	$-	$-	$4
Noncash construction expenditures (a)	$56	$82	$84

______________

(a)Represents end-of-period accruals.

Quarterly Information (unaudited)

Results of operations by quarter for the years ended December 31, 2015 and 2014 are summarized below.  In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made.  Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors.

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenues	$946	$938	$1,072	$922
Operating income	180	186	253	160
Net income	98	98	163	73

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenues	$917	$912	$1,054	$939
Operating income	191	183	247	179
Net income	104	94	158	94

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at December 31, 2015.  Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.  There has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The management of Oncor Electric Delivery Company LLC performed an evaluation as of December 31, 2015 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control - Integrated Framework (2013). Based on the review performed, management believes that as of December 31, 2015 Oncor Electric Delivery Company LLC's internal control over financial reporting was effective.

The independent registered public accounting firm of Deloitte & Touche LLP as auditors of the consolidated financial statements of Oncor Electric Delivery Company LLC has issued an attestation report on Oncor Electric Delivery Company LLC’s internal control over financial reporting.

/s/ ROBERT S. SHAPARD	/s/ DAVID M. DAVIS
Robert S. Shapard, Chief Executive	David M. Davis, Senior Vice President
and Chief Financial Officer

February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Dallas, Texas

We have audited the internal control over financial reporting of Oncor Electric Delivery Company LLC and subsidiary (the "Company") as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's ring-fencing measures.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 25, 2016

Item 9B.OTHER INFORMATION

None.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of our directors and information about them, as furnished by the directors themselves, are set forth below:

Name	Age	Business Experience and Qualifications
James R. Adams	76

James R. Adams has served as a director and Chairman of our board of directors since July 2015. Mr. Adams has served as a business consultant, business advisor and private investor since 1998. He previously served from 1996-1998 as the Chairman of Texas Instruments Incorporated, a NASDAQ-listed, global Fortune 500 semiconductor company. Prior to 1996, Mr. Adams had an extensive career in the telecommunications industry, serving in various leadership positions with SBC Communications (now AT&T Inc.) and its affiliates and predecessors from 1965 until his retirement in 1995, including serving as Group President of SBC Communications Inc. from 1993-1995, President and CEO of Southwestern Bell Telephone Company from 1989-1993, President of the Texas division of Southwestern Bell from 1984-1989, and Executive Vice President of AT&T Residence Business from 1981-1984. Mr. Adams currently serves as a senior advisor to Texas Next Capital, a private equity partnership that invests in Texas businesses to drive economic growth in Texas. He also serves on the boards of directors of Oncor Holdings, TransPecos Banks, TransPecos Financial Corp. and TransPecos Development Corp. and several non-profit organizations,  including serving as Chairman of University Health System, a county government- owned public district hospital for the San Antonio, Texas metropolitan area. He previously served as a board member of Texas Instruments Inc. from 1989-2010, and as a board member of Storage Tek Inc., Inet Inc., Prodigy Inc., Telefonos de Mexico, Republic Bank Corporation, and Interfirst Corporation.

We believe Mr. Adams extensive leadership, business, and board experience bring great value to our company and our board of directors. Mr. Adams’s decades of board service for various public and private companies, including over 20 years of board experience with Texas Instruments, two of which as Chairman, provides our board of directors with a unique understanding of corporate governance. In addition, Mr. Adams’s 30 years of experience at SBC Communications brings significant management expertise to our board of directors. His roles at SBC Communications also provided him with a great deal of experience in the regulated telecommunications industry, and we believe that regulatory experience is of great value to our regulated transmission and distribution company.

Thomas M. Dunning (3)	73

Thomas M. Dunning has served as a member of our board of directors since October 2007 and in July 2010 was elected Lead Independent Director by our board of directors. Since his retirement in 2008 as Chairman of Lockton Dunning Benefits, a company specializing in the design and servicing of employee benefits, he has served as Chairman Emeritus. Mr. Dunning also served as Chairman and Chief Executive Officer of Lockton Dunning Benefit Company, its predecessor company, from 1998 to 2007 following the 1998 acquisition of Dunning Benefits Corporation by the Lockton Group of Companies. Mr. Dunning currently serves on the boards of directors of American Beacon Funds, Baylor Health Care System Foundation, Oncor Holdings, and a number of non-profit organizations. He is also a former Chairman of Dallas Fort Worth International Airport board and a former director of the Southwestern Medical Foundation.

We believe Mr. Dunning’s experience with employee benefit programs and his understanding of employee benefits as part of an overall employee compensation program is important to Oncor in his roles as a director and member of the Organization and Compensation Committee (O&C Committee). As member and former chair of the O&C Committee, overseeing the design and effectiveness of Oncor’s executive compensation programs, Mr. Dunning offers broad experience in understanding and addressing compensation-related issues and challenges. His past appointments by Texas Governors as Chairman of the Texas Water Development Board and a director on the boards of the Texas Department of Transportation, Texas Department of Human Services and Texas Department of Criminal Justice, as well as his past service as Chairman of the Dallas/Fort Worth International Airport board, add to the extensive experience and leadership skills Mr. Dunning provides to our board. His experience and familiarity with Texas government, combined with 50 years of experience in business and strong record of civic involvement in Texas, are valuable to our Texas-based business.

Robert A. Estrada (1)	69

Robert A. Estrada has served as a member of our board of directors since October 2007. Mr. Estrada is Chairman of the Board and Chief Compliance Officer of Estrada Hinojosa & Company, Inc., an investment banking firm specializing in public finance that he co-founded in 1992. In addition to these positions, he also served as President and Chief Executive Officer of the firm from 1992 to 2006. Since its inception, Estrada Hinojosa & Company, Inc. has been involved in municipal bond underwritings totaling over $80 billion and has provided financial advisory services on financings totaling more than $50 billion. Mr. Estrada is a member of the boards of directors of Oncor Holdings and several civic and arts organization boards. From 2001 until 2008, Mr. Estrada served on the Board of Regents of the University of Texas System, a system with over 60,000 employees and a budget of approximately $14 billion, pursuant to an appointment by the Governor of Texas. While serving on the University of Texas System Board of Regents, Mr. Estrada chaired its audit, compliance and management review committee. From 2004 until 2010, he served two consecutive terms on the board of directors of the Federal Reserve Bank of Dallas. From 1990 to 1994, Mr. Estrada also served on the board of directors of the Student Loan Marketing Association (Sallie Mae), a $45 billion entity and was a member of the board’s executive committee.

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

Rhys Evenden (1)	42

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

Thomas D. Ferguson (3)	62

Thomas D. Ferguson has served as a member of our board of directors since January 2011. Mr. Ferguson currently serves as a Managing Director of Goldman, Sachs & Co., having joined the firm in 2002. Mr. Ferguson heads the asset management efforts for the merchant bank’s U.S. real estate investment activity. Mr. Ferguson serves on the board of EFH Corp. and is on the board of managers of EFIH, and also serves on the boards of Caribbean Fund 2005 and National Golf Properties. Mr. Ferguson formerly held board seats at American Golf, one of the largest golf course management companies in the world, Agricultural Company of America Partners, LP, an owner and manager of agriculture real estate, Nor1, a provider of revenue enhancement solutions to the travel industry, Associated British Ports, the largest port company in the UK, Red de Carreteras, a toll road concessionaire in Mexico and Carrix, one of the largest private container terminal operators in the world.

Mr. Ferguson was appointed by the Sponsor Group as a member of our board of directors pursuant to the Sponsor Group’s right in the Limited Liability Company Agreement to designate two directors. His extensive experience with corporate finance and in owning and managing privately held enterprises qualifies Mr. Ferguson for serving on our board of directors.

Printice L. Gary (1)	69

Printice L. Gary has served as a member of our board of directors since February 2014. Mr. Gary is the founding partner of, and since its founding in 1991 has served as the chief executive officer of, Carleton Residential Properties, a real estate firm engaged in investing, developing, general contracting and asset management of properties throughout Texas and the Southwest. His prior business experience includes serving as a Texas division partner for multi-family development with Trammel Crow Residential from 1985-1991 and serving as the president of Centex Corporation’s homebuilding and mortgage banking subsidiary, Fox & Jacobs Homes, from 1978-1985. Mr. Gary also currently serves on the board of directors of the National Equity Fund, Inc., a Chicago-based nonprofit tax credit syndicator and asset manager that has sourced and invested over $10 billion in affordable housing production across the nation, and the board of directors of Oncor Holdings. Mr. Gary has served on the governing bodies of various state entities pursuant to appointments by the Governor(s) of Texas, including the board of directors of the University of Texas Investment Management Company, a $27 billion endowment fund, from 2009 until 2013, the University of Texas System Board of Regents from 2007 until 2013, where he was chairman of the facilities planning and construction committee, the University of Texas System Board for Lease of University Lands from 2008 to 2013, the Texas State Tax Reform Commission in 2003, and the North Texas Tollway Authority board of directors from 1996 to 2000.

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

William T. Hill, Jr. (2)	73

William T. Hill, Jr. has served as a member of our board of directors since October 2007. In 2012, Mr. Hill began practicing law with the law firm of William T. Hill, Jr., Attorney at Law. Prior to 2012, he was of counsel to the Dallas criminal defense law firm of Fitzpatrick Hagood Smith & Uhl LLP. In 2007, he served as Director of Strategic Initiatives of Mercy Street Ministries. From 1999 to 2007, Mr. Hill was Criminal District Attorney of the Dallas County District Attorney’s office. Mr. Hill serves on the boards of directors of Hilltop Holdings, Incorporated, a New York Stock Exchange listed company in the insurance industry, Baylor Hospital Foundation, Oncor Holdings and a number of charitable organizations.

We believe Mr. Hill’s 49 years of experience with legal and compliance matters, along with his management of a large group of highly skilled professionals, have given him considerable knowledge concerning many matters that come before our board of directors. In addition, as District Attorney he developed judgment and decision-making abilities that assist him today in evaluating and making decisions on issues that face our board of directors. Mr. Hill has also served on several civic and charitable boards over the past 39 years, which has given him invaluable experience in corporate governance matters.

Timothy A. Mack (2)	63

Timothy A. Mack has served as a  member of our board of directors since February 2014. Mr. Mack has been a member of the Dallas, Texas law firm, Mack Matheson & Marchesoni PLLC, since March 2009. Prior thereto, Mr. Mack was a partner at an international law firm, Hunton & Williams LLP, and its predecessor firm in Dallas, Texas, where he had practiced law since 1980. Mr. Mack’s law practice focuses on energy-related matters, particularly finance, securities, corporate and partnership law, corporate governance and mergers and acquisitions. Mr. Mack is a member of the board of directors of Oncor Holdings and various local non-profit organizations.

We believe Mr. Mack’s experience of over 30 years in advising energy companies in finance, securities, corporate governance and merger and acquisition matters, as well as his prior experience in participating in the management of a large international law firm, brings to the Board additional knowledge and valuable first-hand experience with the duties of directors.

Robert S. Shapard	60

Robert S. Shapard has served as our Chief Executive and a  director since April 2007 and served as the Chairman of our board of directors from April 2007 to July 2015. Mr. Shapard joined EFH Corp.’s predecessor in October 2005 as a strategic advisor, helping implement and execute growth and development strategies for Oncor. Between March and October 2005, he served as Chief Financial Officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was Executive Vice President and Chief Financial Officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005. Before joining Exelon, he was executive vice president and chief financial officer of Ultramar Diamond Shamrock, a North American refining and marketing company, since 2000. Previously, from 1998 to 2000, Mr. Shapard was CEO and managing director of TXU Australia Pty. Ltd., a subsidiary of the former TXU Corp., which owned and operated electric generation, wholesale trading, retail, and electric and gas regulated utility businesses. Mr. Shapard has served since September 2013 as a member of the board of directors, chair of the finance committee and a member of the audit committee of Leidos Holdings, Inc. (formerly SAIC, Inc.), a New York Stock Exchange-listed provider of scientific, engineering and systems integration service. Mr. Shapard is also a director of Oncor Holdings and a manager of Bondco. He also serves  on the board of directors of Gridwise ®  Alliance, the nation’s foremost smart grid organization.

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

Richard W. Wortham III (2) (3)	77

Richard W. Wortham III has served as a member of our board of directors since October 2007. Since 1976 he has served as Trustee of The Wortham Foundation, Inc., a private philanthropic foundation with assets of approximately $260 million dedicated to the support and development of Houston’s cultural fabric. Mr. Wortham has held various offices at The Wortham Foundation, Inc., currently serving as the Chairman, a position he has held since November 2014, and previously serving as the President from 2011 until November 2014, the Secretary and Treasurer from 2008 until 2011 and the Chairman and the Chief Executive Officer from 2005 until 2008. Mr. Wortham also serves as a Trustee and member of the audit committee of HC Capital Trust, a $14 billion family of mutual funds, and a Life Trustee of The Museum of Fine Arts, Houston. Mr. Wortham is also a director of Oncor Holdings. Additionally, Mr. Wortham has held a leadership role in several companies, including a founding role in several national banks.

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

Kneeland Youngblood (1)	60

Kneeland Youngblood has served as a member of our board of directors since March 2015. Mr. Youngblood has served as a director of EFH Corp. since October 2007. He is a founding partner of Pharos Capital Group, a private equity firm that focuses on providing growth and expansion capital to businesses in business services and health care services. During the last five years, Mr. Youngblood served on the boards of Burger King Holdings, Inc., Gap Inc. and Starwood Hotels and Resorts Worldwide, Inc. He is a director of EFH Corp., EFIH, Oncor Holdings,  Mallinckrodt public limited company, Reel FX, Inc. and a member of the Council on Foreign Relations. He is also a director of Pace Holdings Corp., a public Special Purpose Acquisition Company.

Mr. Youngblood was appointed by the Sponsor Group as a member of our board of directors pursuant to the Sponsor Group’s right in the Limited Liability Company Agreement to designate two directors. Mr. Youngblood has served on numerous boards for large public companies, has extensive experience managing and advising companies in his capacity as a partner in a private equity firm (not affiliated with the Sponsor Group), is highly knowledgeable of federal and state political matters, and has served on the board of directors of the United States Enrichment Corporation, a company that contracts with the US Department of Energy to produce enriched uranium for use in nuclear power plants. We believe his extensive business, financial, and management experience brings great value to our board of directors.

Steven J. Zucchet (2) (3)	50

Steven J. Zucchet has served as a member of our board of directors since November 2008. Mr. Zucchet is a Managing Director of Borealis Infrastructure Management, Inc. (Borealis), an investment arm of Canada’s OMERS pension plan, a position he has held since September 2014, having previously served as a Senior Vice President of Borealis from November 2003 until September 2014. From 1996 until joining Borealis, Mr. Zucchet served as Chief Operating Officer of Enwave Energy Ltd., where he was responsible for operations and major infrastructure projects. In his role as an officer of Borealis, Mr. Zucchet has been appointed as an officer and director of several Borealis affiliates and companies in which Borealis invests. His focus at Borealis is in the energy sector, where he leads the pursuit of investment opportunities in the energy sector and is responsible for asset management.

Mr. Zucchet was appointed as a member of our board of directors by Texas Transmission pursuant to Texas Transmission’s right under the Limited Liability Company Agreement to designate two directors. Mr. Zucchet has extensive experience in the energy industry. Through Borealis, he serves on the board of directors for Bruce Power A, an eight reactor nuclear site located in Ontario, Canada. His experience prior to joining Borealis also focused in the energy industry, serving as Chief Operating Officer of Enwave Energy Ltd. for seven years. Prior to joining Enwave Energy Ltd., he spent seven years with an international consulting firm where he worked primarily on transportation and energy related projects. We believe Mr. Zucchet’s experience in the energy industry gives him an important and valuable understanding of our business.

(1)	Member of Audit Committee.
(2)	Member of Nominating and Governance Committee.
(3)	Member of Organization & Compensation Committee.

Director Appointments

Pursuant to our Limited Liability Company Agreement, the Sponsor Group (through Oncor Holdings) has a right to designate two individuals to serve on our board of directors. Mr. Ferguson, a managing director of Goldman, Sachs & Co., is a manager of the sole general partner of Texas Holdings and was designated to serve on our board of directors by Oncor Holdings, at the direction of EFIH. Until January 2015, Jeffrey Liaw served as a member of our board of directors. Mr. Liaw was designated to serve on our board of directors by Oncor Holdings, at the direction of EFIH. He is a former principal of TPG and manager of the sole general partner of Texas Holdings. Mr. Liaw submitted his resignation from our board of directors to the Company in January 2015 and in March 2015 Oncor Holdings, at the direction of EFIH designated Mr. Youngblood, a director of EFH Corp., as his replacement. Our Limited Liability Company Agreement also grants Texas Transmission the right to designate two individuals to serve on our board of directors. Rhys Evenden, an officer of

GICSI and Steven J. Zucchet, an officer of Borealis, were each designated to serve on our board of directors by Texas Transmission. Both GICSI and Borealis are affiliates of Texas Transmission. Directors appointed by the Sponsor Group and Texas Transmission are referred to as member directors.

Our Limited Liability Company Agreement also provides that seven of our directors will be independent directors under the standards set forth in Section 303A of the New York Stock Exchange Manual and other standards in our Limited Liability Company Agreement, and that two of those independent directors will be special independent directors under the standards set forth in our Limited Liability Company Agreement. See “Certain Relationships and Related Transactions, and Director Independence — Director Independence” for a discussion of the independent director and special independent director qualifications. Our board of directors has determined that Messrs. Adams, Dunning, Estrada, Gary, Hill, Mack and Wortham are independent directors and that each of Messrs. Gary and Hill qualifies as a special independent director. Independent directors are appointed by the nominating committee of Oncor’s Holdings’ board of directors. The nominating committee of Oncor Holdings is required to consist of a majority of independent directors.

The board of directors of the sole member of Oncor Holdings has the right, pursuant to the terms of our Limited Liability Company Agreement, to designate one director that is an officer of Oncor. Mr. Shapard, our Chief Executive, serves as this director.

Audit Committee

The Audit Committee is a separately-designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our Audit Committee is composed of Messrs. Estrada, Evenden, Gary and Youngblood. Each of Messrs. Estrada and Gary is an “audit committee financial expert” as defined in Item 407(d)(5) of SEC Regulation S-K. Messrs. Estrada and Gary are independent directors under the standards set forth in our Limited Liability Company Agreement. Mr. Evenden is a member director appointed by Texas Transmission and Mr. Youngblood is a member director appointed by Oncor Holdings, at the direction of EFIH.

Executive Officers

The names of our executive officers and information about them, as furnished by the executive officers themselves, are set forth below:

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
Robert S. Shapard	60	Chief Executive

Robert S. Shapard has served as our Chief Executive and a  director since April 2007 and served as the Chairman of our board of directors from April 2007 to July 2015. Mr. Shapard joined EFH Corp.’s predecessor in October 2005 as a strategic advisor, helping implement and execute growth and development strategies for Oncor. Between March and October 2005, he served as Chief Financial Officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was Executive Vice President and Chief Financial Officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005. Before joining Exelon, he was executive vice president and chief financial officer of Ultramar Diamond Shamrock, a North American refining and marketing company, since 2000. Previously, from 1998 to 2000, Mr. Shapard was CEO and managing director of TXU Australia Pty. Ltd., a subsidiary of the former TXU Corp., which owned and operated electric generation, wholesale trading, retail, and electric and gas regulated utility businesses. Mr. Shapard has served since September 2013 as a member of the board of directors, chair of the finance committee and member of the audit committee of Leidos Holdings, Inc. (formerly SAIC, Inc.), a New York Stock Exchange-listed provider of scientific, engineering and systems integration service. Mr. Shapard is also a director of Oncor Holdings and a manager of Bondco. He also serves on the board of directors of Gridwise ®  Alliance, the nation’s foremost smart grid organization.

Walter Mark Carpenter	63	Senior Vice President, T&D Operations

Walter Mark Carpenter has served as our Senior Vice President, T&D Operations since October 2011, and in such role is responsible for overseeing transmission grid management operations and Oncor’s interface with ERCOT. He also oversees the system’s distribution operation centers, as well as Oncor’s outage management system, the deployment of the advanced meter system and its integration into operations. From February 2010 until October 2011 he served as our Vice President and Chief Technology Officer, and from 2008 until February 2010 he served as our Vice President and Chief Information Officer. Mr. Carpenter has served EFH Corp’s predecessor and Oncor for 41 years and has held various field management and engineering management positions in transmission and distribution. Mr. Carpenter is a registered Professional Engineer in the State of Texas and is a member of the Institute of Electrical and Electronic Engineers (IEEE) Power System Relaying Committee and the Texas Society of Professional Engineers.

Don J. Clevenger	45	Senior Vice President, Strategic Planning

Don J. Clevenger has served as our Senior Vice President, Strategic Planning, since January 2013. From February 2010 through December 2012, he served as our Senior Vice President, External Affairs and before that, served as our Vice President, External Affairs from June 2008 until February 2010, Mr. Clevenger served as our Vice President, Legal and Corporate Secretary from December 2007 to June 2008. Between November 2005 and December 2007, Mr. Clevenger held a leadership position in our company with various legal and regulatory responsibilities. Prior to his transfer to Oncor in November 2005, he was Senior Counsel of the Business Services unit of EFH Corp. since April 2004. Mr. Clevenger was a partner in the law firm of Hunton & Williams LLP before he joined EFH Corp.’s predecessor. Mr. Clevenger is also a manager of Bondco and a member of the board of directors of WIRES.

David M. Davis	58	Senior Vice President and Chief Financial Officer

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

Deborah L. Dennis	61	Senior Vice President, Human Resources & Corporate Affairs

Deborah L. Dennis has served as our Senior Vice President, Human Resources & Corporate Affairs since January 2013. Ms. Dennis has been employed with Oncor and its predecessors and affiliates for 37 years in a number of corporate and customer service functions, including 13 years as a Vice President, most recently serving as Vice President of Corporate Affairs from 2011 to December 2012, and Vice President - Dallas Customer Operations from 2007 to 2011. Ms. Dennis has extensive experience in human resources, customer service, supply chain, outsourcing management and corporate philanthropy.

James A. Greer	55	Senior Vice President and Chief Operating Officer

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

Michael E. Guyton	57	Senior Vice President and Chief Customer Officer

Michael E. Guyton has served as our Senior Vice President since January 2013 and, as of July 2013, also our Chief Customer Officer. In his role as Senior Vice President and Chief Customer Officer, Mr. Guyton oversees activities including customer operations and service, community relations and economic development initiatives. Mr. Guyton has extensive experience in customer operations, having served in various customer operations positions with Oncor and its predecessors and affiliates for 38 years, including 13 years as a Vice President. Prior to assuming his current role, Mr. Guyton served as our Vice President of Customer Operations with responsibility for customer operations in the city of Fort Worth and Tarrant County since July 2006. Mr. Guyton also currently serves as chairman of the board of directors of Texas Health Harris Methodist Hospital in Ft. Worth.

E. Allen Nye, Jr.	48	Senior Vice President, General Counsel & Secretary

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

Item 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Our board of directors has designated an Organization and Compensation Committee of the board of directors (O&C Committee) to establish and assess our executive compensation policies, which include participation in various employee benefit programs.  The O&C Committee met nine times in 2015.

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

The O&C Committee conducts reviews of the level of individual compensation elements as well as total direct compensation for our executive officers, including the executive officers named in the Summary Compensation Table below (collectively with the CEO, the Named Executive Officers, and each, a Named Executive Officer) from time to time as it deems appropriate. The O&C Committee conducted such compensation reviews in the third quarter of each of 2014 and 2015. In determining the total direct compensation of our executive officers, the O&C Committee considers the performance of the executives and a competitive market and peer group analysis of executive compensation provided by compensation consultants engaged by the O&C Committee.  The O&C Committee obtains the input of the CEO on the performance of executive officers reporting to the CEO.  The CEO assesses the performance of each executive reporting to him in light of the executive’s business unit and function and presents a performance evaluation and compensation recommendation for each of these individuals to the O&C Committee. The CEO also reviews and considers the competitive market analysis in making his recommendation.  The O&C Committee also evaluates the CEO’s performance.  The O&C Committee determines total compensation, including base salary, annual incentive awards and long-term incentive awards, for each of our executive officers as it deems appropriate.

In the first quarter of each fiscal year, the O&C Committee (i) approves corporate goals and objectives under our annual and long-term incentive programs for our executive officers for awards for the current fiscal year, and (ii) certifies the performance results for incentive payments for performance periods that ended on December 31 of the previous fiscal year.  Following the completion of each fiscal year, in connection with the annual determination of the incentive awards to be paid to our executive officers reporting to the CEO, the CEO conducts an annual performance review of each such executive officer and evaluates each executive’s performance relative to the corporate goals and objectives for the completed fiscal year set by the O&C Committee.  The CEO then makes recommendations to the O&C Committee with respect to other executive officers’ annual incentive compensation.  The O&C Committee also annually evaluates the CEO’s performance in light of the goals and objectives for the previous fiscal year.  After considering this evaluation, as well as the CEO’s recommendations, the O&C Committee determines the annual incentive award payouts for the executive officers, including the Named Executive Officers, as well as goals and objectives under the annual and long-term incentive programs for the current fiscal year.

Compensation Philosophy

Our compensation philosophy, principles and practices are intended to compensate executives appropriately for their contribution to the attainment of key strategic objectives, and to strongly align the interests of executives and equity holders through both short and long-term performance goals.  We believe that:

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

•	Compensation plans should balance both short-term and long-term objectives; and
•	The overall compensation program should emphasize variable compensation elements that have a direct link to 92 company and individual performance.

Objectives of Compensation Philosophy

Our compensation philosophy is designed to meet the following objectives:

•	Attracting and retaining high performers;
•	Rewarding company and individual performance by providing compensation levels consistent with the level of contribution and degree of accountability;
•	Aligning performance measures with our goals and allocating a significant portion of the compensation to incentive compensation in order to drive the performance of our business;
•

Basing incentive compensation in part on the satisfaction of company operational metrics (including safety, reliability, operational efficiency and infrastructure readiness) with the goal of motivating performance towards improving the services we provide our customers; and

•

Creating value for our equity holders and promoting the long-term performance of the company by strengthening the correlation between the long-term interests of our executives and the interests of our ultimate equity holders.

Elements of Compensation

In an effort to achieve our compensation objectives, we have established a compensation program for our executives that principally consists of:

•	Base salary;
•	Short-term incentives through the opportunity to earn an annual performance bonus pursuant to the Oncor Fourth Amended and Restated Executive Annual Incentive Plan (Executive Annual Incentive Plan);
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

•

Perquisites and other benefits, including, for executives hired prior to January 1, 2004, the opportunity to participate in the Oncor Split-Dollar Life Insurance Program (Split Dollar Life Insurance Plan); and

•	Contingent payments through an executive change of control policy and an executive severance plan.

For more information about each of the incentive and other benefit plans available to our executive officers see the compensation tables and the accompanying narratives immediately following “– Compensation Discussion and Analysis.”

Compensation Consultants

In October 2014 and 2015, the O&C Committee engaged PricewaterhouseCoopers LLP, a compensation consultant, to advise and report to the O&C Committee on executive compensation issues, including competitive market analyses of our executive compensation and independent directors’ compensation.  PricewaterhouseCoopers and its affiliates also provide consulting and related services to Oncor with respect to human resources, tax, internal audit, industry intelligence, strategy formulation and other matters. Oncor purchases compensation surveys (both executive and non-executive) from Willis Towers Watson and Willis Towers Watson also provides consulting and other services to Oncor’s human resources department.

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

2014 Survey

In the second and third quarters of 2014, the O&C Committee assessed executive severance, change in control policies and retention incentives for our executives against a Willis Towers Watson analysis of our practices as compared to the general electric utility industry, which also included a narrower executive compensation peer group used by Willis Towers Watson in previous executive compensation analyses provided to the O&C Committee. This peer group consisted of the following transmission/distribution industry companies and fully integrated utilities:

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

In addition to the market data for utilities in the national marketplace, PricewaterhouseCoopers also provided publicly available data for a subset of these utilities, a peer group of transmission/distribution utility companies as well as fully integrated utility companies. That peer group included the 12 companies included in the Willis Towers Watson study discussed above, as well as two additional companies, Alliant Energy and Pinnacle West Capital Corp., which were added to the peer group as they are electric utility industry companies of similar size to Oncor.  Oncor’s size, based on revenues, is at the 50th percentile of this peer group. PricewaterhouseCoopers provided information on total target direct compensation, base salary, annual incentive targets and long-term incentives with respect to the five highest paid executives at each of those companies, along with comparisons of each such executive to the comparable Oncor executive using regression analysis based on Oncor’s revenue size.

The O&C Committee considered both peer group data and the competitive market survey data, along with individual performance and responsibilities, when determining total direct executive compensation, as well as each element of total direct compensation (base salary, annual incentives and long-term incentives).  The O&C Committee targeted total direct compensation, including target payouts under annual and long-term incentive awards, at approximately the 50th percentile of the competitive market survey group.  The 2014 competitive market analysis indicated that aggregate target total direct compensation of our executives was generally below the 50th percentile of the competitive market survey group. As a result of its review of the PricewaterhouseCoopers studies and each executive’s individual performance and responsibilities, the O&C Committee increased the base salaries of all Named Executive Officers, including our CEO, effective November 26, 2014.

2015 Survey

In the fourth quarter of 2015, the O&C Committee assessed total compensation of our executives against a number of companies in the transmission/distribution industry and fully integrated utilities using both survey data and peer group comparisons.  For purposes of the 2015 assessment, PricewaterhouseCoopers completed a competitive market analysis of executive compensation for the O&C Committee in October 2015. This analysis involved a review of U.S. energy utility industry compensation survey data using our projected 2015 annual revenues.  The survey data was compared to our executive compensation elements targeted at both the 50th and 75th percentiles with respect to base salary, target cash annual incentives, and long-term incentives, and the resulting target total cash compensation (base salary and target cash annual incentives) and total direct compensation (base salary, target cash annual incentives and long-term incentives). The survey data was aged from the reporting date to January 1, 2016, using an annual rate of 3.0%, which is the projected increase factor for 2015 for officers and executives based on the World at Work 2015 Salary Budget Survey.

In addition to the market data for utilities in the national marketplace, PricewaterhouseCoopers also provided publicly available data for a subset of these utilities, a peer group of transmission/distribution utility companies as well as fully integrated utility companies. Oncor’s size, based on revenues, is slightly above the 50th percentile of this peer group. PricewaterhouseCoopers provided information on total target direct compensation, base salary, annual incentive targets and long-term incentives with respect to the five highest paid executives at each of those companies, along with comparisons of each such executive to the comparable Oncor executive using regression analysis based on Oncor’s revenue size.  The primary peer group consisted of the same 14 companies used in PricewaterhouseCoopers’ fourth quarter 2014 study:

American Electric Power Co., Inc. Alliant Energy CenterPoint Energy, Inc.	El Paso Electric Co. Eversource Energy (formerly Northeast Utilities)	OGE Energy Corp. Pepco Holdings, Inc. Pinnacle West Capital Corp.
Cleco Corp.	IdaCorp Inc.	Portland General Electric Co.
Consolidated Edison, Inc.	ITC Holdings Corp.	TECO Energy, Inc.

The O&C Committee considered both peer group data and the competitive market survey data, along with individual performance and responsibilities, when determining total direct executive compensation, as well as each element of total direct compensation (base salary, annual incentives and long-term incentives).  The O&C Committee targeted total direct compensation, including target payouts under annual and long-term incentive awards, at approximately the 50th percentile of the competitive market survey group.  The 2015 competitive market analysis indicated that aggregate target total direct compensation of our executives was generally below the 50th percentile of the competitive market survey group. As a result of its review of the PricewaterhouseCoopers studies and each executive’s individual performance and responsibilities, the O&C Committee increased the base salaries of all Named Executive Officers, including our CEO, effective November 26, 2015.

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

As part of its review of total direct compensation for our executive officers, the O&C Committee reviews and determines executive officers’ base salaries periodically as it deems appropriate.  The periodic review includes the O&C Committee’s review of the most recent analysis of our executive compensation against competitive market data and comparison to our peer group.  Our CEO also reviews this analysis, along with the performance and level of responsibility of each executive officer reporting to him, and makes recommendations to the O&C Committee regarding any salary changes for such executive officers.  The O&C Committee may also approve salary increases as a result of an executive’s performance, promotion or a significant change in an executive’s responsibilities.

In October 2015, the O&C Committee engaged PricewaterhouseCoopers to, among other things, prepare a competitive market analysis of our executive compensation.  As discussed above, the 2015 competitive market analysis indicated that aggregate target total direct compensation of our executives was generally below the 50th percentile of the competitive market survey group.  As a result of this study and after considering individual performance and responsibilities, the O&C Committee increased the base salary of each of our Named Executive Officers, effective November 26, 2015, to bring those salaries closer to the 50th percentile of the competitive market for their respective offices.

Annual Base Salary for Named Executive Officers

The annual base salaries of Named Executive Officers at December 31, 2015 were as follows:

Name	Title	At December 31, 2015 (1)
Robert S. Shapard	Chief Executive	$859,000
David M. Davis	Senior Vice President and Chief Financial Officer	$458,000
Don J. Clevenger	Senior Vice President, Strategic Planning	$441,000
James A. Greer	Senior Vice President and Chief Operating Officer	$458,000
E. Allen Nye, Jr.	Senior Vice President, General Counsel & Secretary	$495,000

__________

(1)

Annual base salaries were increased effective November 26, 2015 as follows: Mr. Shapard - increased from $803,000 to $859,000; Mr. Davis - increased from $428,000 to $458,000; Mr. Clevenger - increased from $412,000 to $441,000; Mr. Greer - increased from $428,000 to $458,000; and Mr. Nye - increased from $463,000 to $495,000.

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

The awards payable in any given plan year are determined based on (1) the target award levels of participants in the Executive Annual Incentive Plan, (2) achievement of a threshold, target or superior funding trigger, and (3) achievement of threshold, target or superior levels of any additional operational or other metrics that the O&C Committee elects to apply in determining the aggregate amount of awards, which we sometimes refer to as the operational funding percentage.  The funding trigger described in (2) above is based on “EBITDA,” which means Oncor’s earnings before interest, taxes, depreciation and amortization, as determined by the O&C Committee. The O&C Committee has excluded from EBITDA securitization revenue and amortization of purchase accounting adjustments.  EBITDA is used as the funding trigger because we believe it is an effective measure to assess profitability of the business.  Based on the level of attainment of the funding trigger and the operational funding percentage, the O&C Committee determines an aggregate performance final funding percentage.  This final funding percentage is then multiplied by each target award, and the resulting amount is then multiplied by any performance modifiers to determine a final award amount. The O&C Committee sets operational metrics, performance goals, target awards and individual performance modifiers in its discretion, and also has broad discretion to adjust funding percentages and individual awards.

Funding of incentive awards is based first on the achievement of stated EBITDA threshold, target or superior funding trigger levels set by the O&C Committee for that year. Incentives are only payable under the Executive Annual Incentive Plan in the event the threshold EBITDA is achieved. The level of EBITDA achieved is used to calculate a funding trigger percentage, as illustrated in the table below.

Funding Trigger Achieved	Funding Trigger Percentage
Actual EBITDA is less than threshold	0%
Actual EBITDA equals threshold	50%
Actual EBITDA is greater than threshold but less than or equal to target	Percentage equal to the percentage of the target EBITDA achieved
Actual EBITDA equals target	100%
Actual EBITDA is greater than target but less than or equal to superior	Percentage between 100% - 150% equal to the percentage of the superior EBITDA achieved
Actual EBITDA equals or exceeds superior	150%

Assuming the EBIDTA threshold is met, an operational funding percentage is calculated based on achievement of the operational or other metrics set by the O&C Committee. For 2015, the O&C Committee established metrics based solely on operational targets because it believes that incentives should be based on achievement of operational goals.  The purpose of these operational targets, which are based on safety, reliability, operational efficiency and infrastructure readiness metrics, is to promote enhancement of our services to customers.  The table below sets forth these operational metrics in further detail.

Operational Metric	Description	Purpose
Safety	Number of employee injuries using a Days Away, Restricted or Transfer (DART) system with a modifier for fatalities resulting from a safety violation	Promotes the health and welfare of our employees. Lowering the number of accidents also reduces our operating costs, which in turn contributes to lower rates for our customers.

Reliability

Non-storm System Average Interruption Duration Index (SAIDI), which measures the average number of minutes electric service is interrupted per customer in a year. Since weather can greatly impact reliability and is outside of our control, the reliability metric measures SAIDI on a non-storm, weather-normalized basis

Promotes our commitment to minimizing service interruptions to our customers, as the lower the SAIDI level for the year, the greater the funding percentage under the Executive Annual Incentive Plan.

Operational Efficiency	Based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis	Promotes lower expenditures relative to customers served, which in turn contributes to lower rates for our customers.

Infrastructure Readiness	Measured by a metric based on capital expenditure per three year average kW peak; %; cumulative

Discourages exceeding the budget, as well as spending that is too far below the capital plan, as we believe expenditures to improve our facilities and other capital expenditures are important to maintaining the quality of and enhancing our services to our customers.

An operational funding percentage is calculated based on the level of achievement of each operational metric. The O&C Committee determines the weighting of each of those metrics within the operational funding percentage and the threshold, target and superior levels of each metric. As with the EBITDA funding trigger each operational metric must meet a threshold level in order to provide any funding for that metric. Meeting the threshold amount results in 50% of the available funding for that metric, with target and superior levels resulting in 100% and 150%, respectively, of the available funding for that metric. Once threshold has been achieved, actual results in between each level result in a funding percentage equal to the percentage of the target achieved (up to 150% for achievement of the superior performance level).

Once an operational funding percentage is calculated, the final funding percentage is determined in accordance with the table below.

Achieved Funding Trigger Performance	Final Funding Percentage
Actual EBITDA is less than threshold	0%
Actual EBITDA equals threshold	50%
Actual EBITDA is greater than threshold but less than or equal to target	Lesser of the funding trigger percentage or the operational funding percentage
Actual EBITDA is greater than target	Funding trigger percentage multiplied by the operational funding percentage, up to a payout percentage not exceeding the funding trigger percentage.

For 2015, our EBITDA for purposes of the Executive Annual Incentive Plan met the threshold EBITDA, met the target EBITDA, and did not meet the superior EBITDA, resulting in an EBITDA funding percentage of 100.5%.  Our operational funding percentage was 122.4%.  As a result, the final funding percentage was calculated using the funding trigger percentage multiplied by the operational funding percentage, up to a payout percentage not exceeding the funding trigger percentage, resulting in a final funding percentage of 100.5%.

To calculate an executive officer’s award amount, the final funding percentage is first multiplied by the executive officer’s target award, which is computed as a percentage of actual base salary. Based on the executive officer’s performance, an individual performance modifier is then multiplied by the calculated award to determine the final incentive payment.  An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO).  Factors used in determining individual performance modifiers may include operational measures (including the safety, reliability, operational efficiency and infrastructure readiness metrics discussed above), company objectives, individual management and other goals, specific job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior.  The CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) do not assign these factors individual weights, but considered them together.  Each executive officer’s individual performance modifier is set by the O&C Committee within a range determined in its discretion. For 2015 plan year awards, the O&C Committee set this range at plus fifty percent (+50%) to minus fifty percent (-50%). In October 2015, in recognition of individual and company performance, and the additional time commitments and responsibilities required of them in 2015, particularly with respect to strategy development and matters relating to the EFH Acquisition and related application for regulatory approval (see Note 2 to Financial Statements), the O&C Committee approved individual modifiers to the Named Executive Officers’ 2015 awards in the amounts of 140% for Messrs. Shapard, Davis and Nye and 120% for Messrs. Clevenger and Greer.

The following table provides a summary of the 2015 targets and actual awards for each Named Executive Officer.  All awards under the Executive Annual Incentive Plan are made in the form of lump sum cash payments to participants by March 15 of the year following the plan year to which the award relates.

2015 Annual Incentives (Payable in 2016) for Named Executive Officers

Name	Target Payout Opportunity (% of Salary)	Target Award ($ Value)	Actual Award ($)	Actual Award (% of Target)
Robert S. Shapard	75%	$605,750	$852,288	140.7%
David M. Davis	55%	$236,775	$333,142	140.7%
Don J. Clevenger	55%	$227,929	$274,882	120.6%
James A. Greer	55%	$236,775	$285,550	120.6%

E. Allen Nye, Jr.	55%	$256,117	$360,355	140.7%

For more detailed information on terms of the Executive Annual Incentive Plan, including the calculation of the 2015 EBITDA funding percentage and the operational funding percentage, the 2015 operational funding triggers and the actual performance levels achieved, see the narrative that follows the Grants of Plan- Based Awards – 2015 table.

Retention Agreements

In February 2013, the O&C Committee approved our entrance into a retention agreement with Mr. Nye.  As our Senior Vice President, General Counsel and Secretary, Mr. Nye is responsible for overseeing all of Oncor’s legal, regulatory and legislative efforts. In approving the agreement, the O&C Committee considered Mr. Nye’s demonstrated leadership qualities, his ongoing contributions to the Company’s success, the potential retention risk and the extent of disruption likely to be caused by unplanned attrition. The agreement provided for the payment of a one-time cash retention bonus of $300,000 to Mr. Nye contingent upon his continued employment and satisfactory performance of his job duties as directed by Oncor through December 31, 2014. In January 2015, Mr. Nye received this retention payment.  In February 2015, the O&C Committee approved our entrance into a new retention agreement with Mr. Nye. The agreement is identical to his previous retention agreement, except that it provides for the payment of a one-time cash retention bonus of $300,000 to Mr. Nye contingent upon his continued employment and satisfactory performance of his job duties as directed by Oncor through December 31, 2016.  The O&C Committee approved our entrance into each of the retention agreements to reinforce and encourage Mr. Nye’s continued dedication to us as a member of the executive management team and to assure that we will retain his services to achieve our retention objectives.

Long-Term Incentives

Our long-term incentive program currently consists of the Equity Interests Plan and the Long-Term Incentive Plan. The Long-Term Incentive Plan was adopted effective as of January 1, 2013, as a replacement long-term incentive program to the SARs Plan.  The purpose of our long-term incentive program is to promote the long-term financial interests and growth of Oncor by attracting and retaining management and other personnel and key service providers.  Our long-term incentive program was developed to enable us to be competitive in our compensation practices and because we believe that equity ownership in Oncor under the Equity Interests Plan and the opportunity to benefit from positive long-term performance of the company under our plans motivate our management to work towards the long-term success of our business and align management’s interests with those of our equity holders.  In addition, we believe that certain employment-related conditions and the multi-year time periods of these programs, as discussed in more detail below, provide significant retentive value to us.

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

In November 2008 and August 2011, pursuant to the terms of the Equity Interests Plan, our board of directors offered certain officers and key employees the opportunity to invest in Investment LLC and purchase Class B Interests in Investment LLC for the fair market value of Class B Interests on such date, as determined by our board of directors (collectively, the Management Investment Opportunity).  In addition to the opportunity to purchase Class B Interests in Investment LLC, such officers and key employees also received an amount of SARs based on the aggregate amount invested.  SARs received in connection with the Management Investment Opportunity were subject to the terms of the SARs Plan, and were all exercised in 2012 as discussed under “— Stock Appreciation Rights Settlement” below.  Participants in the Management Investment Opportunity were also given the option to fund any or all of their investment in Investment LLC using funds in their Salary Deferral Program accounts.  Any Class B Interests purchased by an executive officer using funds in his or her Salary Deferral Program account are held of record by the Salary Deferral Program for the benefit of such officer.

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

Pursuant to its limited liability company agreement, Investment LLC must at all times ensure that for each outstanding Class B Interest it issues, Investment LLC holds a corresponding number of units of Oncor’s equity interests. As a result, any future issuances under the Equity Interests Plan will require Investment LLC to purchase from Oncor Holdings additional equity interests of Oncor. Investment LLC has entered into a revolving stock purchase agreement with Oncor Holdings pursuant to which Investment LLC may purchase units of Oncor’s equity interests held by Oncor Holdings in the event Investment LLC proposes to issue additional Class B Interests pursuant to the Equity Interests Plan.  However, the aggregate number of equity interests sold by Oncor Holdings pursuant to the revolving stock purchase agreement cannot result in Oncor Holdings owning less than 80% of Oncor’s outstanding equity interests, or 508,000,000 units. At February 15, 2016, Investment LLC may purchase from Oncor Holdings up to an additional 191,492 units of Oncor and issue up to a corresponding number of Class B Interests.

For a more detailed description of the Equity Interests Plan and the Management Investment Opportunity, refer to the narrative that follows the Grants of Plan-Based Awards – 2015 table.

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

Our board of directors delegated administration of the Long-Term Incentive Plan to the O&C Committee. Our executive officers and any other key employees of the company or its subsidiaries designated by the O&C Committee are eligible to participate. The plan provides for cash awards to be paid after completion of a performance period based on achievement of certain stated performance goals. A performance period under the Long-Term Incentive Plan is the 36 month period beginning each January 1, unless otherwise determined by the O&C Committee in its sole discretion.  The participants for each performance period shall be determined by the O&C Committee not later than the 90th day after commencement of the performance period. Performance goals consist of one or more specific performance objectives established by the O&C Committee in its discretion within the first 90 days of the commencement of the applicable performance period. Performance goals may be designated with respect to the company as a whole or one or more operating units, and may also be determined on an absolute basis or relative to internal goals, or relative to levels attained in prior years, or relative to other companies or indices, or as ratios expressing relationships between two or more performance goals. For 2015 grants, the O&C Committee set the performance targets on a company-wide basis and at levels it believes are performance challenging.  The long-term incentive target payout for each executive is set near the median of executives with similar responsibilities among our competitive market survey group.

The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2015 would consist of a financial trigger and operational metrics.  The funding of the 2015 Long-Term Incentive Plan award is contingent first upon Oncor achieving a cumulative threshold net income level for the three year period. If Oncor fails to achieve the stated net income level for the performance period, no award is payable. For awards granted in 2015 or later, the funding trigger percentage for a performance period equals 50% if the threshold level is met, 100% if target level is met, or 150% if the superior level is met or exceeded. For awards granted in 2013 and 2014, there is no superior funding trigger level. The applicable percentage for performance between threshold and target performance levels, and the target and superior performance levels are determined on a straight line interpolation basis.  Once a funding trigger percentage is determined, an operational goal percentage is determined based on Oncor’s satisfaction of four operational metrics. The operational goals used for the Long-Term Incentive Plan awards mirror the operational metrics used for awards under the Executive Annual Incentive Plan.  These goals relate to (1) a safety metric based on the number of employee injuries using a Days Away, Restricted or Transfer (DART) system with a modifier for fatalities as a result of a safety violation, (2) a reliability metric as measured by the System Average Interruption Duration Index (SAIDI), (3) an operational efficiency metric based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis, and (4) an infrastructure readiness metric based on the capital expenditure per three year average kW peak. The purpose of these operational targets, which are based on safety, reliability, operational efficiency and infrastructure readiness metrics, is to promote enhancement of our services to customers.  For additional discussion on the purposes of the operational metrics, see the table and discussion of the Operational Metrics in “Compensation Elements—Executive Annual Incentive Plan.”

The O&C Committee set the threshold, target and superior levels for each operational metric. The achievement of those levels results in funding for a specific metric of 50%, 100% and 150%, respectively. Once the threshold has been achieved, actual results in between each level result in a funding percentage equal to the percentage of the target achieved. Based on the weighting for each operational metric, an aggregate weighted average of operational goal percentage is determined.

For awards granted in 2013 and 2014 (payable in 2016 and 2017, respectively), the amount of each Long-Term Incentive Plan award is determined based on the product of (i) the funding trigger percentage, multiplied by (ii) the weighted average of stated operational goal percentages, multiplied by (iii) the target opportunity dollar amount stated in each individual award.

In March 2015, the O&C Committee revised the long-term incentive plan form award agreement. The revised award agreement, which was used for grants made in 2015, provides that the final funding percentage for long-term incentive awards is calculated using the funding trigger percentage and weighted operational goal percentage, as set forth in the table below.

Long-Term Incentive Plan Final Funding Percentage Calculation – Grants made in 2015 and later
Achieved Funding Trigger Performance	Final Funding Percentage
Actual funding trigger is less than threshold	0%
Actual funding trigger equals threshold	50%
Actual funding trigger is greater than threshold but less than or equal to target	Lesser of the funding trigger percentage or the weighted operational goal percentage
Actual funding trigger is greater than target	Funding trigger percentage multiplied by the weighted operational goal percentage, up to a payout percentage not exceeding the funding trigger percentage.

The amount of each Long-Term Incentive Plan award granted in 2015 or later is then determined based on the product of the final funding percentage, multiplied by the target opportunity dollar amount stated in each individual award letter.

The plan also gives the O&C Committee the discretion to adjust long-term awards to prevent unintended dilution or enlargement as a result of certain extraordinary events. For each performance goal, the O&C Committee may set threshold, target and superior levels of attainment and the manner of calculating the award amounts at each level (such as a specified dollar amount or a percentage or multiple of base salary). However, the Long-Term Incentive Plan provides that the maximum award payable for a performance period shall not exceed 150% of the target award.

The following table provides a summary of the targets awards granted to each Named Executive Officer in 2015.  All awards under the Long Term Incentive Plan are to be made in the form of lump sum cash payments to participants on or before April of the year following the last year of the performance period. For target awards granted in 2015, awards are payable on or before April 1, 2018.

2015 Target Long-Term Incentive Award Grants (Payable in 2018) for Named Executive Officers

Name	Target Award ($ Value)
Robert S. Shapard	$2,209,856
David M. Davis	$630,016
Don J. Clevenger	$606,464
James A. Greer	$630,016
E. Allen Nye, Jr.	$681,536

In February 2016, the O&C Committee certified the level of attainment of performance goals established for long-term incentive awards granted in 2013 with a performance period that ended on December 31, 2015. Pursuant to the terms of the 2013 awards, the amount of each award was determined based on the product of (i) the funding trigger percentage, multiplied by (ii) the weighted average of stated operational goal percentages, multiplied by (iii) the target opportunity dollar amount stated in each individual award. The O&C Committee certified a funding trigger percentage of 100% and an operational goal percentage of 114.8%, resulting in long-term incentive awards as set forth below for the Named Executive Officers.

2013-2015 Performance Period Long-Term Incentive Awards (Payable in 2016) for Named Executive Officers

Name	Actual Award ($ Value)
Robert S. Shapard	$2,211,507
David M. Davis	$633,696
Don J. Clevenger	$616,797
James A. Greer	$633,696
E. Allen Nye, Jr.	$718,189

In accordance with the terms of the plan, these amounts will be paid to such officers prior to April 1, 2016.

For a more detailed description of the Long-Term Incentive Plan, the net income funding trigger, the performance metrics and the actual performance levels achieved for the 2013-2015 performance period, refer to the narrative that follows the Grants of Plan-Based Awards – 2015 table.

Stock Appreciation Rights Settlement

The O&C Committee adopted and implemented the SARs Plan in 2008.  Between 2008 and 2011, the O&C Committee awarded SARs pursuant to the SARs Plan to certain employees of Oncor, including the Named Executive Officers. In 2012, all participants in the SARs Plan participated in an early exercise of all outstanding SARs issued under the SARs Plan (SARs Exercise Opportunity).  As a result, all outstanding SARs under the SARs Plan were exercised and have been settled with participants, other than the accrual of interest on all dividends declared as of October 31, 2012 with respect to the SARs at the ten-year Treasury constant maturity rate increased by 100 basis points, as determined by Oncor and adjusted semi-annually, and no further dividend accruals.  As a result of the SARs Exercise Opportunity, we began to accrue interest for the Named Executive Officers on the following amounts of dividends:  Mr. Shapard, $5,104,820; Mr. Davis, $816,771; Mr. Clevenger, $816,771, Mr. Greer, $1,061,802; and Mr. Nye, $250,649. The dividends and interest are payable when dividends would become payable under the SARs Plan, which is generally upon a participant’s death, disability, separation from service, unforeseeable emergency, or a change in control, each as defined by section 409A of the Internal Revenue Code.

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

Retirement Plan

All Oncor employees are eligible to participate in the Oncor Retirement Plan, which is qualified under applicable provisions of the Code. The Oncor Retirement Plan contains both a traditional defined benefit component and a cash balance component.  Effective January 1, 2002, the defined benefit plan changed from a traditional final average pay design to a cash balance design.  This change was made to better align the retirement program with competitive practices.  All participants were extended an opportunity to remain in the traditional program component or transition to the cash balance component.  Messrs. Davis and Greer elected to remain in the traditional program. All employees employed after January 1, 2002 are eligible to participate only in the cash balance component.  As a result, Messrs. Shapard, Clevenger and Nye are covered only under the cash balance component.  For a more detailed description of the Oncor Retirement Plan, refer to the narrative that follows the Pension Benefits table and Footnote 10 to Financial Statements.

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

Split-Dollar Life Insurance:  Split-dollar life insurance policies were purchased for eligible executives of Oncor.  The eligibility provisions of this program were modified in 2003 so that no new participants were added after December 31, 2003.  Accordingly, none of our Named Executive Officers are eligible to participate in the Split-Dollar Life Insurance Program, although certain of our other executives are participants.  The death benefits of participants’ insurance policies are equal to two, three or four times their annual Oncor Split-Dollar Life Insurance Program compensation, depending on their executive category.  Individuals who first became eligible to participate in the Split-Dollar Life Insurance Program after October 15, 1996, vested in the insurance policies issued under the Split-Dollar Life Insurance Program over a six-year period.  Oncor pays the premiums for the policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments.  Although the Split-Dollar Life Insurance Program is terminable at any time, it is designed so that if it is continued, Oncor will fully recover all of the insurance premium payments covered by the collateral assignments either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of 15 years of participation or the participant’s attainment of age 65.  In 2007, the Split-Dollar Life Insurance Program was amended to freeze the death benefits at the then current level.

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

CEO Compensation

Robert S. Shapard

The following is a summary of Mr. Shapard’s individual compensation for 2015.

Base Salary:  Mr. Shapard’s base salary as CEO was increased from $803,000 to $859,000 effective November 26, 2015.

Annual Incentive:  In 2016, the O&C Committee awarded Mr. Shapard $852.288 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2015 performance as well as the O&C Committee’s review of Mr. Shapard’s overall leadership of the company in 2015. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan- Based Awards – 2015 table and related narrative.

Long-Term Incentives:  In 2015, Mr. Shapard was granted a Long-Term Incentive Plan target award of $2,209,856 for the performance period of January 1, 2015 through December 31, 2017. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2018. In February 2016, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2013 for the January 1, 2013 – December 31, 2015 performance period. Mr. Shapard’s Long-Term Incentive Plan award for the 2013-2015 performance period is $2,211,507 and will be paid on or before April 1, 2016. See “—Compensation Elements —Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan Based Awards-2015 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

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

Compensation of Other Named Executive Officers

David M. Davis

The following is a summary of Mr. Davis’s individual compensation for 2015.

Base Salary:  Mr. Davis’ base salary as Senior Vice President and Chief Financial Officer was increased from $428,000 to $458,000 effective November 26, 2015.

Annual Incentive:  In 2016, the O&C Committee awarded Mr. Davis $333,142 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2015 performance, as well as Mr. Davis’s individual performance in 2015. Specifically, the O&C Committee and the CEO considered his management of the company’s financial systems, operations and initiatives, including the maintenance of planning, budgeting, accounting, and treasury functions and his management of the liquidity of Oncor’s maintenance and construction programs. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan- Based Awards – 2015 table and related narrative.

Long-Term Incentives:  In 2015, Mr. Davis was granted a Long-Term Incentive Plan target award of $630,016 for the performance period of January 1, 2015 through December 31, 2017. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2018. In February 2016, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2013 for the January 1, 2013 – December 31, 2015 performance period. Mr. Davis’s Long-Term Incentive Plan award for the 2013-2015 performance period is $633,696 and will be paid on or before April 1, 2016. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan Based Awards-2015 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Don J. Clevenger

The following is a summary of Mr. Clevenger’s individual compensation for 2015.

Base Salary:  Mr. Clevenger’s base salary as Senior Vice President, Strategic Planning, was increased from $412,000 to $441,000 effective November 26, 2015.

Annual Incentive:  In 2016, the O&C Committee awarded Mr. Clevenger $274,882 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2015 performance, as well as Mr. Clevenger’s individual performance in 2015. Specifically, the O&C Committee and the CEO evaluated his performance overseeing the development of strategies, policies and plans for optimizing the value and performance of our electric delivery systems and related assets. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan- Based Awards – 2015 table and related narrative.

Long-Term Incentives:   In 2015, Mr. Clevenger was granted a Long-Term Incentive Plan target award of $606,464 for the performance period of January 1, 2015 through December 31, 2017. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2018. In February 2016, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2013 for the January 1, 2013 – December 31, 2015 performance period. Mr. Clevenger’s Long-Term Incentive Plan award for the 2013-2015 performance period is $616,797 and will be paid on or before April 1, 2016. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan Based Awards-2015 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

James A. Greer

The following is a summary of Mr. Greer’s individual compensation for 2015.

Base Salary:  Mr. Greer’s base salary as Senior Vice President and Chief Operating Officer was increased from $428,000 to $458,000 effective November 26, 2015.

Annual Incentive:  In 2016, the O&C Committee awarded Mr. Greer $285,550 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2015 performance, as well as Mr. Greer’s individual performance in 2015 overseeing the complex operations of Oncor’s entire transmission and distribution system, one of the largest such systems in the country. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan- Based Awards – 2015 table and related narrative.

Long-Term Incentives:   In 2015, Mr. Greer was granted a Long-Term Incentive Plan target award of $630,016 for the performance period of January 1, 2015 through December 31, 2017. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2018. In February 2016, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2013 for the January 1, 2013 – December 31, 2015 performance period. Mr. Greer’s Long-Term Incentive Plan award for the 2013-2015 performance period is $633,696 and will be paid on or before April 1, 2016. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan Based Awards-2015 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

E. Allen Nye, Jr.

The following is a summary of Mr. Nye’s individual compensation for 2015.

Base Salary:  Mr. Nye’s base salary as Senior Vice President and General Counsel was increased from $463,000 to $495,000 effective November 26, 2015.

Annual Incentive:  In 2016, the O&C Committee awarded Mr. Nye $360,355 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2015 performance, as well as Mr. Nye’s individual performance in 2015 overseeing all legal, regulatory and governmental affairs matters affecting Oncor. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan- Based Awards – 2015 table and related narrative.

Long-Term Incentives:   In 2015, Mr. Nye was granted a Long-Term Incentive Plan target award of $681,536 for the performance period of January 1, 2015 through December 31, 2017. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2018. In February 2016, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2013 for the January 1, 2013 – December 31, 2015 performance period. Mr. Nye’s Long-Term Incentive Plan award for the 2013-2015 performance period is $718,189 and will be paid on or before April 1, 2016. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan Based Awards-2015 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

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

Contingent Payments

Change in Control Policy

Oncor makes available a change in control policy (the Change in Control Policy) for its eligible executives.  The purpose of the Change in Control Policy is to provide the payment of transition benefits to eligible executives if:

•	Their employment with the company or a successor is terminated within twenty-four months following a change in control of the company; and
•	They:
o	are terminated without cause, or
o	resign for good reason.

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

On July 29, 2015, our board of directors amended and restated the Change in Control Policy effective as of August 1, 2015 to revise the definitions of good reason and change in control. Refer to the “Potential Payments upon Termination or Change in Control—Change in Control Policy” for detailed information about payments and benefits that our executive officers are eligible to receive under the Change in Control Policy.

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

Under the SARs Plan and related 2012 SARs Exercise Opportunity, while the SARs were outstanding, amounts equal to dividends that are paid in respect of Oncor membership interests are credited to the SARs holder’s account as if the SARs were units of Oncor, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control.  As payments under the dividend provision are not contingent upon a future liquidity event, the liability related to the declared dividends is accrued as vested. For accounting purposes, the liability is discounted based on an employee’s expected retirement date.

Income Tax Considerations

Section 162(m) of the Code limits the tax deductibility by a publicly held company of compensation in excess of $1 million paid to the CEO or any other of its three most highly compensated executive officers other than the principal financial officer.  Because we are a privately-held limited liability company, Section 162(m) will not limit the tax deductibility of any executive compensation for 2015.

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

Thomas D. Ferguson

Steven J. Zucchet

Compensation Committee Interlocks and Insider Participation

Two of our O&C Committee members, Messrs. Ferguson and Zucchet, are not classified as independent directors under the standards set forth in the Limited Liability Company Agreement.  Mr. Ferguson is a managing director of Goldman, Sachs, & Co., a member of the Sponsor Group, and also serves on the board of EFH Corp. and the board of managers of EFIH. Mr. Ferguson was appointed to our board of directors by Oncor Holdings at the direction of EFIH. Mr. Zucchet is employed by Borealis Infrastructure Management, Inc., a beneficial owner of Texas Transmission, and serves as an officer and director of Texas Transmission’s parent company.  Mr. Zucchet was appointed to the board of directors by Texas Transmission. Until his resignation from our board of directors on January 22, 2015, Jeffrey Liaw also served as a member of the O&C Committee.  Mr. Liaw was not classified as an independent director under the standards set forth in the Limited Liability Company Agreement.  Mr. Liaw is a former principal of TPG, a member of the Sponsor Group, and a manager of Texas Energy Future Capital Holdings LLC, the sole general partner of Texas Holdings. Mr. Liaw was appointed to the board of directors by Oncor Holdings, which is a subsidiary of EFH Corp. Mr. Liaw also served as a member of the EFH Corp. board of directors until December 31, 2012.  For a description of the ability of Oncor Holdings and Texas Transmission to appoint directors, see “Directors, Executive Officers and Corporate Governance – Director – Director Appointments.”  For a description of Oncor related-party transactions involving the Sponsor Group, EFH Corp. and Texas Transmission, see “Certain Relationships and Related Transactions, and Director Independence.”

No member of the O&C Committee is or has ever been one of our officers or employees.  No interlocking relationship exists between our executive officers and the board of directors or compensation committee of any other company.

Summary Compensation Table

The following table provides information, for the fiscal years ended December 31, 2015, 2014, and 2013 regarding the aggregate compensation paid to our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)
Robert S. Shapard
Chief Executive	2015	$807,667	-	$3,063,795	$84,332	$367,151	$4,322,945
	2014	$754,417	-	$667,091	$179,472	$307,697	$1,908,677
	2013	$704,167	-	$542,913	$120,683	$246,888	$1,614,651
David M. Davis
Senior Vice President	2015	$430,500	-	$966,838	$262,772	$87,522	$1,747,632
and Chief Financial	2014	$402,333	-	$260,892	$675,230	$96,483	$1,434,938
Officer	2013	$377,083	-	$195,534	$71,223	$79,560	$723,400
Don J. Clevenger
Senior Vice President,	2015	$414,417	-	$891,679	$6,993	$88,521	$1,401,610
Strategic Planning	2014	$387,250	-	$251,112	$70,374	$93,437	$802,173
	2013	$366,667	-	$190,115	$36,935	$82,265	$675,982
James A. Greer
Senior Vice President	2015	$430,500	-	$919,246	$335,217	$92,388	$1,777,351
and Chief Operating	2014	$402,333	-	$260,892	$905,363	$99,681	$1,668,269
Officer	2013	$372,917	-	$193,393	$145,722	$87,299	$799,331
E. Allen Nye, Jr.
Senior Vice President,	2015	$465,667	-	$1,078,544	$30,255	$84,984	$1,659,450
General Counsel and	2014	$446,500	$300,000(4)	$289,533	$45,338	$80,591	$1,161,962
Secretary	2013	$426,667	-	$221,213	$29,437	$74,566	$751,883
______________

(1)

Amounts reported as “Non-Equity Incentive Plan Compensation” were earned by the executive in the respective year and represent amounts related to awards for such years pursuant to the Executive Annual Incentive Plan and the Long-Term Incentive Plan.  Awards under the Executive Annual Incentive Plan for any given year are paid in March of the following year. Awards under the Long-Term Incentive Plan are paid on or before April 1 following a 36 month performance period. Long-Term Incentive Plan amounts in this column represent awards to be paid in 2016 that were earned by the executive for the 2013-2015 performance period.

(2)

Amounts reported under this column reflect the aggregate change in actuarial value at December 31 of the specified year as compared to December 31 of the previous year of each executive’s accumulated benefits under the Oncor Retirement Plan and the Supplemental Retirement Plan.  In 2015, changes in the discount rate and mortality table used to calculate actuarial value resulted in reduced actuarial values, most significantly for participants in the traditional defined benefit component of the Oncor Retirement Plan. With respect to the Oncor Retirement Plan, Messrs. Davis and Greer are covered under the traditional defined benefit component and Messrs. Shapard, Clevenger and Nye are covered under the cash balance component.  There are no above-market or preferential earnings for nonqualified deferred compensation.  For a more detailed description of these plans and the calculation of actuarial value, see “– Compensation Discussion and Analysis – Compensation Elements – Deferred Compensation and Retirement Plans” and the narrative that follows the Pension Benefits table below.

(3)	Amounts reported as “All Other Compensation” for 2015 are attributable to the executive’s receipt of compensation as described in the following table.
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

2015 All Other Compensation Components for Named Executive Officers

Name	Thrift Plan Company Match ($)	Salary Deferral Program Company Match ($)(1)	SARs Plan Settlement Dividend Interest Accruals ($)(2)	Perquisites ($)(3)	Total ($)
Robert S. Shapard	$15,900	$157,673	$161,738	$31,840	$367,151
David M. Davis	$11,925	$34,440	$25,878	$15,279	$87,522
Don J. Clevenger	$15,900	$33,153	$25,878	$13,590	$88,521
James A. Greer	$11,925	$34,440	$33,641	$12,382	$92,388
E. Allen Nye, Jr.	$15,824	$37,253	$7,941	$23,966	$84,984

______________

(1)

Amounts represent company matching amounts under the Salary Deferral Program. Amounts reflected for Mr. Shapard include a fully vested discretionary contribution in the amount of $93,060 as directed by the O&C Committee in February 2015. Refer to the narrative that follows the Nonqualified Deferred Compensation table below for a more detailed description of the Salary Deferral Program, the matching formula, and the discretionary contribution for Mr. Shapard.

(2)

As discussed under “Compensation Discussion and Analysis – Compensation Elements – Long-Term Incentives – Stock Appreciation Rights Settlement,” in connection with the SARs Exercise Opportunity participants agreed that no further dividends would accrue, but that interest would be paid on dividends declared on or before October 31, 2012 accrued at the ten-year Treasury constant maturity rate increased by 100 basis points, as determined by Oncor and adjusted semi-annually.  Amounts in this column reflect such interest accruals in 2015.

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

2015 Perquisites for Named Executive Officers

Name	Financial Planning ($)	Executive Physical ($)	Country Club and/or Luncheon Club Dues ($)	Spouse Travel ($)(1)	Other ($)(2)	Total ($)
Robert S. Shapard	$11,375	$3,409	$12,646	-	$4,410	$31,840
David M. Davis	$9,975	$2,581	$2,723	-	-	$15,279
Don J. Clevenger	-	$2,838	$10,752	-	-	$13,590
James A. Greer	$9,975	$2,407	-	-	-	$12,382
E. Allen Nye, Jr.	$9,975	$4,216	$9,775	-	-	$23,966

______________

(1)Amounts in this column represent spouse expenses for accompanying the Named Executive Officer on business travel.

(2)Amounts in this column represent the cost of event tickets for personal entertainment.

Grants of Plan-Based Awards – 2015

The following table sets forth information regarding grants of plan-based awards to Named Executive Officers under our Executive Annual Incentive Plan and Long-Term Incentive Plan during the fiscal year ended December 31, 2015.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
Name	($)	($)	($)
Robert S. Shapard
Executive Annual Incentive Plan (1)	$302,875	$605,750	$908,625
Long-Term Incentive Plan - 2015 (2)	$1,104,928	$2,209,856	$3,314,784
David M. Davis
Executive Annual Incentive Plan (1)	$118,388	$236,775	$355,163
Long-Term Incentive Plan - 2015 (2)	$315,008	$630,016	$945,024
Don J. Clevenger
Executive Annual Incentive Plan (1)	$113,965	$227,929	$341,894
Long-Term Incentive Plan - 2015 (2)	$303,232	$606,464	$909,696
James A. Greer
Executive Annual Incentive Plan (1)	$118,388	$236,775	$355,163
Long-Term Incentive Plan - 2015 (2)	$315,008	$630,016	$945,024
E. Allen Nye, Jr.
Executive Annual Incentive Plan (1)	$128,059	$256,117	$384,176
Long-Term Incentive Plan - 2015 (2)	$340,768	$681,536	$1,022,304

________________

(1)

The amounts reported reflect the threshold, target and maximum amounts available under the Executive Annual Incentive Plan.  Threshold, target and maximum amounts were determined by the O&C Committee in March 2015 and final award payout amounts were determined by the O&C Committee in February 2016.  The actual awards for the 2015 plan year will be paid in March 2016 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

(2)

The amounts reported reflect the threshold, target and maximum amounts available for award grants made in 2015 under the Long-Term Incentive Plan. Target amounts for each Named Executive Officer were determined by the O&C Committee in March 2015 and any final awards will be payable on or before April 1, 2018 based on achievement of performance goals for the 2015-2017 performance period, as discussed in more detail below under “— Long-Term Incentive Plan.” Actual awards for the performance period ending on December 31, 2015 will be paid on or before April 1, 2016 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation”.

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

Funding for awards payable in any given plan year is determined based on  a funding trigger based on Oncor’s EBITDA and any additional operational or other metrics that the O&C Committee elects to apply in determining the aggregate amount of awards.  Based on the level of attainment of these EBITDA and operational metrics targets, the O&C Committee determines an aggregate final funding percentage.  This final funding percentage is multiplied by target awards, which amount is then multiplied by individual performance modifiers to provide the final Executive Annual Incentive Plan award. Each step in the calculation process is described in more detail below

Step 1: EBITDA Achievement

Incentives are only payable under the Executive Annual Incentive Plan in the event the threshold EBITDA funding trigger is achieved.  The level of EBITDA achieved is used to calculate a funding trigger percentage as illustrated in the table below.

Funding Trigger Achieved	Funding Trigger Percentage
Actual EBITDA is less than threshold	0%
Actual EBITDA equals threshold	50%
Actual EBITDA is greater than threshold but less than target	Lesser of the EBITDA funding percentage or the operational funding percentage
Actual EBITDA equals target	100%
Actual EBITDA is greater than target but less than superior	Lesser of the EBITDA funding percentage or the operational funding percentage
Actual EBITDA equals or is greater than superior	150%

For 2015, the EBITDA funding triggers (threshold,  target and superior), actual results and funding trigger percentage under the Executive Annual Incentive Plan were as follows:

Name	Threshold ($ millions)(1)	Target ($ millions)(2)	Superior ($ millions)(3)	Actual Results ($ millions)	Funding Trigger Percentage(4)
EBITDA	$1,654	$1,838	$2,022	$1,840	100.5%

____________

(1)	Achievement of the threshold EBITDA level results in a 50% funding percentage.
(2)	Achievement of the target EBITDA level results in a 100% funding percentage.
(3)	Achievement of the superior EBITDA level results in a 150% funding percentage.
(4)	Provided that the threshold has been met, the EBITDA funding percentage equals the percentage of target EBITDA achieved.

Step 2: Operational Achievement

If the threshold EBITDA funding trigger is achieved, then once the EBITDA funding percentage is determined, the operational or other metrics set by the O&C Committee are then applied to determine an operational funding percentage.  For 2015, the O&C Committee only used operational metrics, which are set forth in the table below.

Additional Metric	Description
Safety	Number of employee injuries using a Days Away, Restricted or Transfer (DART) system with a modifier for fatalities resulting from a safety violation

Reliability	Non-storm System Average Interruption Duration Index (SAIDI), which measures the average number of minutes electric service is interrupted per customer in a year on a weather normalized basis

Operational Efficiency	Based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis

Infrastructure Readiness	Measured by a metric based on capital expenditure per three year average kW peak; %; cumulative

For further information on the operational metrics, see “Compensation Discussion and Analysis—Compensation Elements—Executive Annual Incentive Plan.”

The O&C Committee determines the weighting of each of those metrics within the final operational funding percentage.  As with the EBITDA funding trigger, each operational metric must meet a threshold level in order to provide any funding for that metric.  Meeting the threshold amount results in 50% of the available funding for that specific metric.  The O&C Committee also sets target and superior levels for each operational metric, and achievement of those levels results in funding for a specific metric of 100% and 150%, respectively.  Once threshold has been achieved, actual results in between each level result in a funding percentage equal to the percentage of the target achieved (up to 150%, for achievement of the superior performance level).  For 2015, the weighting, actual results and operational funding percentages for the operational metrics under the Executive Annual Incentive Plan were as follows:

Goal	Weighting	Threshold(1)	Target(2)	Superior(3)	Actual Results	Operational Funding Percentage
Safety (measured in number of injuries per 200,000 hours)
DART	30%	0.83	0.71	0.56	0.56	45.0%
Reliability (measured in minutes)
Non-storm SAIDI	30%	103.00	97.00	85.00	96.3	30.9%
Operational Efficiency - O&M Cost Per Customer (measured in $ per customer)
O&M	30%	$183.34	$171.35	$159.35	$170.14	31.5%
Infrastructure Readiness
Capital expenditures per three year average kW peak	10%	97.0%, 105.0%	98.0%, 103.0%	99.00%, 101.5%	99.92%	15.0%
Total Operational Funding Percentage						122.4%

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

For 2015, achievement of operational metrics resulted in an operational funding percentage of 122.4%. The operational funding percentage can increase or decrease the final funding percentage, as described in more detail below.

Step 3: Determining Final Funding Percentage

After a funding trigger percentage and operational funding percentage are determined, a final funding percentage is calculated in accordance with the following table.

Achieved Funding Trigger Performance	Final Funding Percentage
Actual EBITDA is less than threshold	0%
Actual EBITDA equals threshold	50%
Actual EBITDA is greater than threshold but less than or equal to target	Lesser of the funding trigger percentage or the operational funding percentage
Actual EBITDA is greater than target	Funding trigger percentage multiplied by the operational funding percentage, up to a payout percentage not exceeding the funding trigger percentage.

For 2015, since actual EBITDA exceeded the target EBITDA, the final funding percentage was calculated using the funding trigger percentage multiplied by the operational funding percentage, up to a payout percentage not exceeding the funding trigger percentage, resulting in a final funding percentage of 100.5%.

Step 4: Final Award Determination

To calculate an executive officer’s award amount, the final funding percentage is first multiplied by the executive officer’s target award, which is computed as a percentage of actual base salary.  Based on the executive officer’s performance, an individual performance modifier is then applied to the calculated award to determine the final incentive payment.  An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) and may adjust an award upward or downward.  The individual performance modifier is determined on a subjective basis.  Factors used in determining individual performance modifiers may include operational measures (including the safety, reliability, operational efficiency metrics and infrastructure readiness discussed above), company objectives, individual management and other goals, specific job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior.  The CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) do not assign these factors individual weights, but consider them together.  The O&C Committee applied individual modifiers to 2015 Named Executive Officer awards in the amount of 140% for Messrs. Shapard, Davis and Nye and 120% for Messrs. Clevenger and Greer.

Long-Term Incentive Plan

Our board of directors adopted the Long-Term Incentive Plan effective January 1, 2013 and delegated administration of the Long-Term Incentive Plan to the O&C Committee.  Our executive officers and any other key employees of the company or its subsidiaries designated by the O&C Committee are eligible to participate.  The plan provides for cash awards to be paid after completion of a performance period based on achievement of certain stated performance goals.  A performance period under the Long-Term Incentive Plan is the 36 month period beginning each January 1, unless otherwise determined by the O&C Committee in its sole discretion.  The participants for each performance period shall be determined by the O&C Committee not later than the 90th day after commencement of the performance period.  Performance goals consist of one or more specific performance objectives established by the O&C Committee in its discretion within the first 90 days of the commencement of the applicable performance period. Performance goals may be designated with respect to the company as a whole or one or more operating units, and may also be determined on an absolute basis or relative to internal goals, or relative to levels attained in prior years, or relative to other companies or indices, or as ratios expressing relationships between two or more performance goals.

The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2015 would consist of both a financial trigger and operational metrics, as set forth below.

2015 - 2017 Performance Period (awards granted in 2015, payable in 2018)
Funding Trigger		Threshold	Target	Superior
Net Income ($ millions; 2015-2017 cumulative)		$1,158.7	$1,363.2	$1,567.8
Performance Goals
Weighting	Performance Metric	Performance Goal
30%	Safety - Days Away, Restricted or Transfer (DART), cumulative; measured in number of injuries per 200,000 hours	Threshold	0.79
		Target	0.69
		Superior	0.54
30%	Reliability - measured by non-storm System Average Interruption Duration Index (SAIDI) in minutes on a weather normalized basis; cumulative	Threshold	304
		Target	286
		Superior	249
30%	Average operational efficiency - measured by operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) on a cost per customer basis	Threshold	$184.79
		Target	$172.70
		Superior	$160.61
10%	Infrastructure readiness - measured by a metric based on the capital expenditure per three year average kW peak; %; cumulative	Threshold	97.0, 105.0
		Target	98.0, 103.0
		Superior	99.0, 101.49

The funding of each Long-Term Incentive Plan award granted to date is contingent first upon Oncor achieving a cumulative threshold net income level for the three year period. If Oncor fails to achieve the stated net income level for the performance period, no award is payable. For Long-Term Incentive Plan awards granted in 2015 or after, the funding trigger percentage for a performance period equals 50% if the threshold level is met, 100% if target level is met, or 150% if the superior level is met or exceeded. (For awards granted in 2013 and 2014, however, there is no superior level funding trigger). The applicable percentage for performance between threshold and target performance levels, and the target and superior performance levels are determined on a straight line interpolation basis.

Once a funding trigger percentage is determined, an operational goal percentage is determined based on Oncor’s satisfaction of four operational metrics. The operational goals used for the Long-Term Incentive Plan awards mirror the operational metrics used for awards under the Executive Annual Incentive Plan.  The table below sets forth the operational goals that the O&C Committee applied for 2015 grants.

Operational Goals	Description
Safety	Number of employee injuries using a Days Away, Restricted or Transfer (DART) system with a modifier for fatalities resulting from a safety violation

Reliability	Non-storm System Average Interruption Duration Index (SAIDI), which measures the average number of minutes electric service is interrupted per customer in a year on a weather normalized basis

Operational Efficiency	Based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis

Infrastructure Readiness	Measured by a metric based on capital expenditure per three year average kW peak; %; cumulative

 For further information on the operational goals, which are identical to the operational metrics in the Executive Annual Incentive Plan, see “Compensation Discussion and Analysis—Compensation Elements—Executive Annual Incentive Plan.”

The O&C Committee sets the threshold, target and superior levels for each operational metric. The achievement of those levels results in funding for a specific metric of 50%, 100% and 150%, respectively. Once the threshold has been achieved, actual results in between each level result in a funding percentage equal to the percentage of the target achieved. Based on the weighting for each operational metric, an aggregate weighted average of operational goal percentage is determined.

The final funding percentage for long-term incentive awards is then calculated using the funding trigger percentage and weighted operational goal percentage, as set forth in the table below.

Long-Term Incentive Plan Final Funding Percentage Calculation – Grants made in 2015 and later
Achieved Performance	Final Funding Percentage
Actual funding trigger is less than threshold	0%
Actual funding trigger equals threshold	50%
Actual funding trigger is greater than threshold but less than or equal to target	Lesser of the funding trigger percentage or the weighted operational goal percentage
Actual funding trigger is greater than target	Funding trigger percentage multiplied by the weighted operational goal percentage, up to a payout percentage not exceeding the funding trigger percentage.

The amount of each Long-Term Incentive Plan award granted in 2015 or later is then determined based on the product of the final funding percentage, multiplied by the target opportunity dollar amount stated in each individual award. The O&C Committee amended the form of award agreement in March 2015 to apply this calculation to all Long-Term Incentive Plan awards granted in 2015 or later. For awards granted in 2013 and 2014, the form of award agreement provides that final awards are based on the product of (i) the funding trigger percentage, multiplied by (ii) the weighted average of stated operational goal percentages, multiplied by (iii) the target opportunity dollar amount stated in each individual award letter.

In February 2016, the O&C Committee certified the level of attainment of performance goals established for long-term incentive awards granted in 2013 with a performance period that ended on December 31, 2015. The performance goals achieved for the 2013-2015 performance goal period were certified by the O&C Committee as follows:

2013 -2015 Performance Period Results (awards granted in 2013, payable in 2016)
Funding Trigger		Threshold	Target	Actual	Achievement
Net Income ($ millions; 2013-2015 cumulative)		$1,069.0	$1,227.7	$1,320.3	100%
2013-2015 Performance Goals
Weighting	Performance Metric	Performance Goal		Actual	Achievement
30%	Safety - measured by Days Away, Restricted or Transfer (DART); cumulative	Threshold	0.92
		Target	0.83	0.59	45.0%
		Stretch	0.78
30%	Reliability - measured by non-storm System Average Interruption Duration Index (SAIDI) in minutes; cumulative	Threshold	300
		Target	279	294.4	19.0%
		Stretch	252
30%	Operational efficiency − measured by operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) on a cost per customer basis, $; average	Threshold	$176.24
		Target	$164.72	$160.24	35.8%
		Stretch	$153.18
10%	Operational efficiency − measured by an infrastructure readiness metric based on the capital expenditure per three year average kW peak; %; cumulative	Threshold	97.0-97.9, 103.0-105.0
		Target	98.0-98.9, 101.5-102.9	101.23	15.0%
		Stretch	99.0-101.49
		Performance Goal Percentage:			114.8%

The O&C Committee certified a funding trigger percentage of 100% and a performance goal percentage of 114.8% for the 2013-2015 performance period, resulting in long-term incentive awards as follows for the Named Executive Officers: Mr. Shapard: $2,211,507, Mr. Davis: $633,696, Mr. Clevenger: $616,797, Mr. Greer: $633,696, and Mr. Nye: $718,189. These amounts will be paid to such officers on or before April 1, 2016.

Under the terms of the Long-Term Incentive Plan, the O&C Committee must measure and certify the levels of attainment of performance goals within 90 days following the completion of the performance period.  Any awards for such period shall be paid on or about April 1 following the performance period, but in no event later than the end of the calendar year following the end of the applicable performance period.  At the discretion of the O&C Committee, individuals newly hired or promoted into positions that qualify to participate in the Long-Term Incentive Plan may begin participating in the plan for one or more open performance periods on a full or pro-rata basis upon the date of hire or promotion.

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

Pension Benefits

The following table sets forth information regarding Oncor’s participation in the retirement plans that provide for benefits, in connection with, or following, the retirement of Named Executive Officers for the fiscal year ended December 31, 2015:

Name	Plan Name	Number of Years Accredited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Robert S. Shapard	Oncor Retirement Plan	30.0833	$927,457	─
	Supplemental Retirement Plan	30.0833	$462,657	─
David M. Davis	Oncor Retirement Plan	23.5000	$1,374,885	─
	Supplemental Retirement Plan	23.5000	$1,438,915	─
Don J. Clevenger	Oncor Retirement Plan	10.6667	$144,497	─
	Supplemental Retirement Plan	10.6667	$99,741	─
James A. Greer	Oncor Retirement Plan	30.5000	$1,714,791	─
	Supplemental Retirement Plan	30.5000	$1,405,432	─
E. Allen Nye, Jr.	Oncor Retirement Plan	4.0000	$50,401	─
	Supplemental Retirement Plan	4.0000	$83,878	─

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

(2)

Through 2015, Mr. Shapard accumulated benefits in two EFH Corp.-sponsored supplemental retirement plans as a result of his service as an employee of EFH Corp.’s predecessor prior to joining Oncor.  Those benefits are paid solely by EFH Corp. in connection with various changes made by EFH Corp. to its retirement plans in 2012 and as a result are not reported in this table.

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

Annual retirement benefits under the traditional defined benefit component, which applied during 2015 to Messrs. Davis and Greer, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant’s average annual earnings (base salary) during his/her three years of highest earnings.  Under the cash balance component, which covers Messrs. Shapard, Clevenger and Nye, a hypothetical account is established for participants and credited with monthly contribution credits equal to a percentage of the participant’s compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant’s combined age and years of accredited service), plus interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year.  Benefits paid under the traditional defined benefit component of the Oncor Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code.

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

The table set forth above illustrates the present value on December 31, 2015 of each Named Executive Officer’s Retirement Plan benefit and benefits payable under the Supplemental Retirement Plan, based on his or her years of service and remuneration through December 31, 2015.  Benefits accrued under the Supplemental Retirement Plan after December 31, 2004 are subject to Section 409A of the Code.  Accordingly, certain provisions of the Supplemental Retirement Plan have been modified in order to comply with the requirements of Section 409A and related guidance.

The present value of accumulated benefits for the traditional benefit component of the Oncor Retirement Plan and Supplemental Retirement Plan was calculated based on the executive’s annuity payable at the earliest age that unreduced benefits are available under the Plans (generally age 62).  Unmarried executives are assumed to elect a single life annuity.  For married executives, it is assumed that 65% will elect a 100% joint and survivor annuity and 35% will elect a single life annuity.  Post-retirement mortality was based on the RP-2006 Fully Generational Mortality Table for Healthy Annuitants using projection scale MP-2015.  A discount rate of 4.28% was applied, and no pre-retirement mortality or turnover was reflected.

The present value of accumulated benefit for the cash balance component of the Oncor Retirement Plan and the Supplemental Retirement Plan was calculated as the value of the executive’s cash balance account projected to age 65 at an assumed growth rate of 4.00% and then discounted back to December 31, 2015 at 4.28%. No mortality or turnover assumptions were applied.

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

Nonqualified Deferred Compensation – 2015

The following table sets forth information regarding the deferral of components of our Named Executive Officers’ compensation on a basis that is not tax-qualified for the fiscal year ended December 31, 2015:

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings (Loss) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(6)
Robert S. Shapard
Salary Deferral Program	$64,613	$157,673	($230)	$192,099	$1,160,326
David M. Davis (3)
Salary Deferral Program	$34,440	$34,440	$26,386	$62,488	$771,497
Don J. Clevenger (4)
Salary Deferral Program	$33,153	$33,153	$5,673	$39,841	$677,655
James A. Greer (5)
Salary Deferral Program	$34,440	$34,440	$27,920	$54,354	$742,124
E. Allen Nye, Jr.
Salary Deferral Program	$37,253	$37,253	($9,220)	-	$408,241

_______________

(1)

 Amounts in this column for the Salary Deferral Program represent salary deferrals pursuant to the Salary Deferral Program and are included in the “Salary” amounts in the Summary Compensation Table above. Amounts reflected for Mr. Shapard include a fully vested discretionary contribution in the amount of $93,060 as directed by the O&C Committee in February 2015.

(2)

Amounts in this column for the Salary Deferral Program represent company-matching awards pursuant to the Salary Deferral Program and are included in the “All Other Compensation” amounts in the Summary Compensation Table above.

(3)

$17,925 of Mr. Davis’s aggregate earnings in the last fiscal year are attributable to earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.

(4)

$7,852 of Mr. Clevenger’s aggregate earnings in the last fiscal year are attributable to earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.

(5)

$22,555 of Mr. Greer’s aggregate earnings in the last fiscal year are attributable to earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.

(6)

$471,778, $205,116, $240,725, $166,942, and $167,876 represent company match awards made prior to 2015 for Messrs. Shapard, Davis, Clevenger, Greer, and Nye, respectively, and as a result were included as compensation in the Summary Compensation Table in previous years for the year earned, as applicable.

Salary Deferral Program

Under the Salary Deferral Program, each employee of Oncor, who is in a designated job level and whose annual salary is equal to or greater than an amount established under the Salary Deferral Program ($122,310 for the program year beginning January 1, 2015) may elect to defer up to 50% of annual base salary, and/or up to 85% of any bonus or incentive award.  This deferral (including any vested matching contributions, as described below) may be made for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof, at the election of the employee.  Oncor makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the Salary Deferral Program. Oncor does not match deferred annual incentive awards.  Matching contributions vest at the earliest of seven years after the deferral date, executive’s retirement or a change in control of Oncor (as defined in the Salary Deferral Program).

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

Potential Payments upon Termination or Change in Control

The tables and narrative below provide information for payments to Oncor’s Named Executive Officers (or, as applicable, enhancements to payments or benefits) in the event of termination including retirement, voluntary, for cause, death, disability, without cause or change in control of Oncor.  The amounts shown below assume that such a termination of employment and/or change in control occurred on December 31, 2015.

In 2015, all of our executive officers were eligible to receive benefits under the terms of the Change in Control Policy and the Severance Plan, as more fully described following the tables below.  In addition to the provisions of those plans, the Salary Deferral Program provides that all company-matching awards will become automatically vested in the event of a termination without cause following a change in control, death, disability or retirement.  The amounts listed in the tables below regarding the Salary Deferral Program only represent the immediate vesting of company matching contributions resulting from death, disability or a termination without cause following the occurrence of a change in control.  Vested amounts and contributions made to such plan by each Named Executive Officer are disclosed in the Nonqualified Deferred Compensation table above.  For a more detailed discussion of the Salary Deferral Program, see the Nonqualified Deferred Compensation table above and the narrative following the Nonqualified Deferred Compensation table.

Early retirement benefits under the Oncor Retirement Plan are available to all of our employees upon their attainment of age 55 and achievement of 15 years of accredited service.  Early retirement results in a retirement benefit payment reduction of 4 percent for each full year (and 0.333% for each additional full calendar month) between the date the participant retires and the date the participant would reach age 62.  Benefits under the Supplemental Retirement Plan are subject to the same age and service restrictions, but are only available to our executive officers and certain other key employees.  At December 31, 2015, Messrs. Clevenger and Nye were not eligible to retire because they had not met the age requirement.  Mr. Shapard participates in the cash balance component of the retirement plans, and because he has satisfied both the age requirement and 10 years of accredited service, he may withdraw his full account balances under each plan upon termination of his employment.  Messrs. Davis and Greer participate in the traditional defined benefit component of the retirement plans, and because they have satisfied both the age requirement and 15 years of accredited services, they are eligible to retire early upon termination of employment.    No additional potential payments will be triggered by any termination of employment or change in control, and as a result no amounts are reported in the tables below for such retirement plans.  For a more detailed discussion of the retirement plans, see the Pension Benefits table above and the narrative following the Pension Benefits table.

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

1.  Mr. Shapard

Potential Payments to Mr. Shapard Upon Termination ($)

Benefit	Retirement(1)	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(2)	Without Cause or For Good Reason in Connection with Change in Control(3)

Cash Severance	-	-	-	-	-	$3,535,250	$5,000,000
Executive Annual Incentive Plan	$605,750	-	-	$605,750	$605,750	-	-
Salary Deferral Program(4)	$372,976	-	-	$433,693	$433,693	-	$433,693
SARs Plan Dividends(5)	$5,618,194	$5,618,194	$5,618,194	$5,618,194	$5,618,194	$5,618,194	$5,618,194
Long-Term Incentive Plan(6)	$4,037,091	$1,926,400	-	$4,037,091	$4,037,091	$4,037,091	$4,037,091
Health & Welfare
− Medical/COBRA	-	-	-	-	-	$58,986	$58,986
− Dental/COBRA	-	-	-	-	-	$3,877	$3,877
Outplacement Assistance	-	-	-	-	-	$40,000	$40,000
Totals	$10,634,011	$7,544,594	$5,618,194	$10,694,728	$10,694,728	$13,293,398	$15,191,841

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

(4)

Amounts reported reflect the immediate vesting of company matching contributions resulting from retirement, death, disability or the occurrence of termination without cause following a change in control. The Salary Deferral Program does not contain provisions relating to termination for good reason.

(5)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable in accordance with the SARs Plan.  Amounts reported represent Mr. Shapard’s dividend account of $5,104,820 as of the SARs exercise, plus interest accumulated on his dividend account through December 31, 2015.

(6)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

2.  Mr. Davis

Potential Payments to Mr. Davis Upon Termination ($)

Benefit	Retirement(1)	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(2)	Without Cause or For Good Reason in Connection with Change in Control(3)

Cash Severance	-	-	-	-	-	$694,775	$2,321,100
Executive Annual Incentive Plan	$236,775	-	-	$236,775	$236,775	-	-
Salary Deferral Program(4)	$141,222	-	-	$190,840	$190,840	-	$190,840
SARs Plan Dividends(5)	$898,912	$898,912	$898,912	$898,912	$898,912	$898,912	$898,912
Long-Term Incentive Plan(6)	$1,153,989	$552,000	-	$1,153,989	$1,153,989	$1,153,989	$1,153,989
Health & Welfare
− Medical/COBRA	-	-	-	-	-	$26,395	$26,395
− Dental/COBRA	-	-	-	-	-	$1,699	$1,699
Outplacement Assistance	-	-	-	-	-	$25,000	$25,000
Totals	$2,430,898	$1,450,912	$898,912	$2,480,516	$2,480,516	$2,800,770	$4,617,935

_________________

(1)

Mr. Davis participates in the traditional defined benefit component of the Oncor Retirement Plan and the Supplemental Retirement Plan, and because he has reached age 55 and achieved 10 years of accredited service, under the terms of the plans he is eligible to retire upon termination of employment.

(2)	Reflects amounts payable pursuant to the Severance Plan.
(3)

Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy. See the narrative immediately following the Potential Payments on Termination tables for additional information.

(4)

Amounts reported reflect the immediate vesting of company matching contributions resulting from retirement, death, disability or the occurrence of a termination without cause following a change in control. The Salary Deferral Program does not contain provisions relating to termination for good reason.

(5)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable in accordance with the SARs Plan. Amounts reported represent Mr. Davis’s dividend account of $816,771 as of the SARs exercise, plus interest accumulated on his dividend account through December 31, 2015.

(6)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

3.  Mr. Clevenger

Potential Payments to Mr. Clevenger Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	$668,929	$1,565,787
Executive Annual Incentive Plan	-	-	$227,929	$227,929	-	-
Salary Deferral Program(3)	-	-	$224,164	$224,164	-	$224,164
SARs Plan Dividends(4)	$898,912	$898,912	$898,912	$898,912	$898,912	$898,912
Long-Term Incentive Plan(5)	$537,280	-	$1,116,719	$1,116,719	$1,116,719	$1,116,719
Health & Welfare
− Medical/COBRA	-	-	-	-	$39,159	$39,159
− Dental/COBRA	-	-	-	-	$2,585	$2,585
Outplacement Assistance	-	-	-	-	$25,000	$25,000
Totals	$1,436,192	$898,912	$2,467,724	$2,467,724	$2,751,304	$3,872,326

_________________

(1)	Reflects amounts payable pursuant to the Severance Plan.
(2)

Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy. See the narrative immediately following the Potential Payments on Termination tables for additional information.

(3)

Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a  termination without cause following a change in control. The Salary Deferral Program does not contain provisions relating to termination for good reason.

(4)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable. Amounts reported represent Mr. Clevenger’s dividend account of $816,771 as of the SARs exercise, plus interest accumulated on his dividend account through December 31, 2015.

(5)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

4.  Mr. Greer

Potential Payments to Mr. Greer Upon Termination ($)

Benefit	Retirement(1)	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(2)	Without Cause or For Good Reason in Connection with Change in Control(3)

Cash Severance	-	-	-	-	-	$694,775	$1,626,325
Executive Annual Incentive Plan	$236,775	-	-	$236,775	$236,775	-	-
Salary Deferral Program(4)	$80,436	-	-	$169,936	$169,936	-	$169,936
SARs Plan Dividends(5)	$1,168,585	$1,168,585	$1,168,585	$1,168,585	$1,168,585	$1,168,585	$1,168,585
Long-Term Incentive Plan(6)	$1,153,989	$552,000	-	$1,153,989	$1,153,989	$1,153,989	$1,153,989
Health & Welfare
− Medical/COBRA	-	-	-	-	-	$39,324	$39,324
− Dental/COBRA	-	-	-	-	-	$2,570	$2,570
Outplacement Assistance	-	-	-	-	-	$25,000	$25,000
Totals	$2,639,785	$1,720,585	$1,168,585	$2,729,285	$2,729,285	$3,084,243	$4,185,729

_________________

(1)

Mr. Greer participates in the traditional defined benefit component of the Oncor Retirement Plan and the Supplemental Retirement Plan, and because he has reached age 55 and achieved 10 years of accredited service, under the terms of the plans he is eligible to retire upon termination of employment.

(2)	Reflects amounts payable pursuant to the Severance Plan.
(3)

Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy. See the narrative immediately following the Potential Payments on Termination tables for additional information.

(4)

Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a  termination without cause following a change in control. The Salary Deferral Program does not contain provisions relating to termination for good reason.

(5)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable in accordance with the SARs Plan. Amounts reported represent Mr. Greer’s dividend account of $1,061,802 as of the SARs exercise, plus interest accumulated on his dividend account through December 31, 2015.

(6)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

5.  Mr. Nye

Potential Payments to Mr. Nye Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	$751,117	$2,509,467
Executive Annual Incentive Plan	-	-	$256,117	$256,117	-	-
Salary Deferral Program(3)	-	-	$204,120	$204,120	-	$204,120
SARs Plan Dividends(4)	$275,856	$275,856	$275,856	$275,856	$275,856	$275,856
Long-Term Incentive Plan(5)	$625,600		$1,288,866	$1,288,866	$1,288,866	$1,288,866
Retention Agreement(6)	-	-	$300,000	$300,000	$300,000	$300,000
Health & Welfare
− Medical/COBRA	-	-	-	-	$39,159	$39,159
− Dental/COBRA	-	-	-	-	$2,585	$2,585
Outplacement Assistance	-	-	-	-	$25,000	$25,000
Tax gross up(7)	-	-	-	-	-	$1,538,020
Totals	$901,456	$275,856	$2,324,959	$2,324,959	$2,682,583	$6,183,073

_________________

(1)	Reflects amounts payable pursuant to the Severance Plan.
(2)

Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy. See the narrative immediately following the Potential Payments on Termination tables for additional information.

(3)

Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of termination without cause following a change in control. The Salary Deferral Program does not contain provisions relating to a  termination for good reason.

(4)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable. Amounts reported represent Mr. Nye’s dividend account of $250,649 as of the SARs exercise, plus interest accumulated on his dividend account through December 31, 2015.

(5)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.
(6)

In February 2015, Mr. Nye entered into a retention agreement with Oncor that provided for the payment of a one-time cash retention bonus of $300,000 to Mr. Nye contingent upon his continued employment and satisfactory performance of his job duties as directed by Oncor through December 31, 2016.  The bonus is payable in accordance with Oncor’s normal payroll practices or as soon as practicable after December 31, 2016, and is subject to forfeit in the event Mr. Nye is terminated with cause or elects to terminate his employment without good reason prior to December 31, 2016. For more information on this retention agreement, see “Compensation Discussion and Analysis – Individual Named Executive Officers Compensation – Compensation of Other Named Executive Officers – E. Allen Nye, Jr.”.

(7)

The Change in Control Policy provides that if any payments pursuant to the policy would be subject to an excise tax, unless certain conditions are met Oncor will pay the eligible executive a tax gross-up in an amount equal to the amount of the excise taxes and any income taxes on such income taxes. The amount reported reflects the excise tax and income taxes on such excise tax that Oncor would have been required to pay Mr. Nye under the Change in Control Policy as of December 31, 2015.

Change in Control Policy

We maintain a Change in Control Policy for our executive team, which consists of our executive officers and certain non-executive vice presidents.  The purpose of this Change in Control Policy is to provide the payment of transition benefits to eligible executives if:

•	Their employment with the company or a successor is terminated within twenty-four months following a change in control of the company; and
•	They:
-	are terminated without cause, or
-	resign for good reason.

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

•

The executive resigns for good reason. Good reason is defined as any of the following events or actions being taken without the executive’s consent:  (a) a material reduction in the executive’s base salary, other than a broad-based reduction of base salaries of all similarly situated executives of the surviving corporation after a change in control, or subsidiary, as applicable, unless such broad-based reduction only applies to former executives of Oncor; (b) a material reduction in the aggregate level or value of benefits for which the executive is eligible, immediately prior to the change in control (as defined below), other than a broad-based reduction applicable on a comparable basis to all similarly situated executives; (c) a material reduction in the executive’s authority, duties, responsibilities or title, including a material reduction in the budget over which the executive retains authority; (d) the executive is required to permanently relocate outside of a fifty (50) mile radius of the executive’s principal residence; (e) the executive is asked or required to resign in connection with a change in control and does so resign; or (f) an adverse change in the executive’s (i) reporting level or responsibilities, (ii) title and/or scope of responsibility, (iii) management authority, or (iv) the scope or size of the business or entity for which the executive had responsibility, in each case as in effect immediately prior to the effective time of a change in control.

“Change in control” is defined in the Change in Control Policy as the occurrence of the following events: (a) the Sponsor Group ceases to beneficially own (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended) a majority of our or our successor’s (by consolidation or merger) outstanding equity interest; (b) any sale, lease, exchange or other transfer (in one transaction or in a series of related transactions) of all, or substantially all, of our assets, other than to an entity (or entities) of which the Sponsor Group beneficially owns a majority of the outstanding equity interest; (c) individuals who as of August 1, 2015 constitute our board of directors (the Incumbent Board) cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to August 1, 2015 whose election or nomination for election was approved by a vote of at least seventy-five percent (75%) of the directors comprising the Incumbent Board  shall be, for purposes of this clause (c) considered as though such person were a member of the Incumbent Board; or (d) the consummation of a court-approved plan of reorganization in the proceeding styled In re Energy Future Holdings Corp., et al., Case No. 14-10979 (CSS), pending in the United States Bankruptcy Court for the District of Delaware.  For purposes of this definition, the term “Sponsor Group” shall mean investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and Goldman Sachs & Co.

Our executive officers are eligible to receive the following under the Change in Control Policy:

•

A one-time lump sum cash severance payment in an amount equal to the greater of (i) a multiple (3 times for our chief executive, our chief financial officer and our general counsel (Messrs. Shapard, Davis and Nye), and 2 times for each other executive officer) of the sum of the executive’s (a) annualized base salary and (b) annual target incentive award for the year of termination or resignation, or (ii) the amount determined under Oncor’s severance plan for non-executive employees (which pays two weeks of an employee’s pay for every year of service up to the 20th year of service, and three-weeks pay for every year of service above 20 years of service);

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

Our executive officers are eligible to receive the following under the Severance Plan:

•

For covered executives other than our Chief Executive, a one-time lump sum cash severance payment in an amount equal to the greater of (i) the covered executive’s annualized base salary in effect immediately before the termination, plus the covered executives target annual incentive award for the year of the termination, or (ii) the amount determined under Oncor’s severance plan for non-executive employees;

•

For our Chief Executive, a one-time lump sum cash severance payment in an amount equal to the greater of: (i) (a) a multiple of two times base salary in effect immediately before the termination plus a multiple of two times the target annual incentive award for the year of termination, plus (b) the target annual incentive award for the year of the termination, or (ii) the amount determined under the Oncor Severance Plan for non-executives employees.

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

Long-Term Incentive Plan

For information concerning change of control and termination payouts for awards granted under the Long-Term Incentive Plan, see the narrative that follows the Grants of Plan- Based Awards – 2015 table.

Risk Assessment of Compensation Policies and Practices

The O&C Committee reviews the compensation policies and practices applicable to Oncor’s employees (both executive and non-executive) annually each February in order to determine whether such compensation policies and practices create risks that are reasonably likely to have a material adverse effect on Oncor. In February 2016 the O&C Committee concluded that current compensatory policies and practices do not create risks that are reasonably likely to have a material adverse effect on Oncor.  In arriving at this conclusion, the O&C Committee discussed with management the various compensation policies and practices of the company and the compensation payable pursuant to each, and evaluated whether the compensation payable under each plan or policy could result in (i) incenting employees to take risks that could result in a material adverse effect to Oncor, or (ii) payments by the company significant enough to cause a material adverse effect to Oncor.

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

Director Compensation

The table below sets forth information regarding the aggregate compensation paid to the members of the board of directors during the fiscal year ended December 31, 2015.  Directors who are officers of Oncor and directors who are not independent directors (as defined in the Limited Liability Company Agreement) do not receive any fees for service as a director.  Oncor reimburses all directors for reasonable expenses incurred in connection with their services as directors.

Name	Fees Earned or Paid in Cash ($)	SARs Exercise Opportunity Interest Accrual on Dividends ($)(1)	Total ($)
James R. Adams (2)	$191,500	-	$191,500
Thomas M. Dunning (3)	$283,000	$828	$283,828
Robert A. Estrada (4)	$248,000	$207	$248,207
Rhys Evenden (5)	-	-	-
Thomas D. Ferguson	-	-	-
Printice L. Gary (6)	$253,000	-	$253,000
William T. Hill, Jr. (7)	$268,000	-	$268,000
Jeffrey Liaw (8)	-	-	-
Timothy A. Mack (9)	$233,000	-	$233,000
Robert S. Shapard	-	-	-
Richard W. Wortham III (10)	$248,000	$414	$248,414
Kneeland Youngblood (11)	-	-	-
Steven J. Zucchet (12)	-	-	-

_______________

(1)

Under the Director SARs Plan, dividends that are paid in respect of Oncor membership interests while the SARs are outstanding are credited to the SARs holder’s account as if the SARs were units of Investment LLC, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control.  In November 2012 our board of directors accepted for early exercise all outstanding SARs issued under the Director SARs Plan upon the same terms as the SARs Exercise Opportunity offered to management.  As part of such exercise, each participant in the Director SARs Plan agreed that he would be entitled to no further dividend accruals after the date of such exercise, but that the dividend account would accumulate interest until such dividends became payable pursuant to the SARs Plan.  Amounts in this column include interest accruals in 2015 for each Director SARs Plan participant.

(2)

Mr. Adams’ “Fees Earned or Paid in Cash” column reflect the following fees, paid quarterly in arrears beginning in July 2015: (a) $38,250 for service as a director, (b) $37,500 for serving as our chairman, and (c) $20,000 for the extra service required of directors in 2015, as discussed in more detail in the narrative immediately following this table. Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

(3)

Mr. Dunning’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director, (b) $12,500 for serving as our lead independent director, and (c) $20,000 for the extra service required of directors in 2015, as discussed in more detail in the narrative immediately following this table. Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

(4)

Mr. Estrada’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director, (b) $3,750 for serving as chair of the Audit Committee of our board of directors, and (c) $20,000 for the extra service required of directors in 2015, as discussed in more detail in the narrative immediately following this table. Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

(5)

Mr. Evenden joined our board of directors effective October 21, 2014, as one of the directors appointed by Texas Transmission pursuant to its rights set forth in the LLC Agreement. Mr. Evenden does not receive any compensation from Oncor for serving on our board of directors.

(6)

Mr. Gary’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director, (b) $5,000 for serving as a special independent director, and (c) $20,000 for the extra service required of directors in 2015, as discussed in more detail in the narrative immediately following this table.  Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

(7)

Mr. Hill’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director, (b) $5,000 for serving as a special independent director, (c) $3,750 for serving as chair of the Nominating & Governance Committee of our board of directors, and (d) $20,000 for the extra service required of directors in 2015, as discussed in more detail in the narrative immediately following this table. Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

(8)

Mr. Liaw submitted his resignation from our board of directors on January 22, 2015.  Mr. Liaw was appointed by EFIH and did not receive any compensation for serving as a member of our board of directors.

(9)

Mr. Mack’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director and (b) $20,000 for the extra service required of directors in 2015, as discussed in more detail in the narrative immediately following this table.  Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

(10)

Mr. Wortham’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director, (b) $3,750 for serving as chair of the O&C Committee of our board of directors, and (c) $20,000 for the extra service required of directors in 2015, as discussed in more detail in the narrative immediately following this table. Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

(11)

Mr. Youngblood joined our board of directors effective March 2, 2015, as one of the directors appointed by EFIH pursuant to its rights set forth in the LLC Agreement. Mr. Youngblood does not receive any compensation from Oncor for serving on our board of directors.

(12)	Mr. Zucchet was appointed by Texas Transmission and did not receive any compensation for service as a member of our board of directors.

The O&C Committee determines compensation for independent directors that serve on the board of directors. All director fees are paid quarterly, in arrears.  Each of our independent directors serving in such role as of the end of each quarter of 2015 received a quarterly fee of $38,250 for service on our board of directors, and an additional quarterly fee of $4,250 for service on the Oncor Holdings’ board of directors. As Mr. Adams did not join our board of directors and the board of directors of Oncor Holdings until July 2015, he received the additional quarterly independent director fees with respect to the third and fourth quarters of 2015 only.

In addition to the retainer fees discussed above, each board committee chair receives an additional $3,750 quarterly fee for the extra responsibilities associated with such position, our lead independent director (Mr. Dunning) receives an additional $12,500 quarterly fee for the additional duties associated with that position, our chairman (Mr. Adams) receives an additional $37,500 quarterly fee for the additional duties associated with that position and each of our Special Independent Directors (as defined in our Limited Liability Company Agreement) receives an additional quarterly fee of $5,000 to compensate for their additional responsibilities as Special Independent Directors. As Mr. Adams did not join our board of directors and the board of directors of Oncor Holdings until July 2015, he received the additional quarterly chairman fees with respect to the third and fourth quarters of 2015 only. For a description of the independence standards applicable to our independent directors, see “Certain Relationships and Related Transactions, and Director Independence.”

Our independent directors may also receive an additional potential annual cash payment of up to $80,000, paid quarterly, in arrears, as may be determined in the discretion of the board of directors during the fourth quarter of each calendar year in recognition of the additional time commitments and responsibilities to Oncor business matters expected to be required of independent directors in the following calendar year. In the fourth quarter of each of 2013, 2014 and 2015, the board of directors approved such an additional annual cash payment to the independent directors for each of the 2014, 2015 and 2016 calendar years, respectively, each in the amount of $80,000, payable in four equal installments following the end of each calendar quarter in recognition of the additional time commitments and responsibilities expected to be required of them in that calendar year. Each of our independent directors serving in such role as of the end of each quarter of 2015 received an additional quarterly cash payment of $20,000, paid in arrears. Since Mr. Adams did not join our board of directors until July 2015, he only received the additional quarterly cash payments of $20,000 with respect to the third and fourth quarters of 2015.

In October 2014 and 2015, the O&C Committee engaged PricewaterhouseCoopers LLP to conduct competitive market analyses of independent directors compensation, using the same peer group and methodology used in the October 2015 analysis of executive compensation. See “Executive Compensation - Compensation Discussion and Analysis –

Overview – Market Data” for a description of this peer group and methodology.  No changes to director compensation were made as a result of this review.

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

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED EQUITY HOLDER MATTERS

Equity Compensation Plan Information

The following table presents information concerning the SARs Plan and Director Stock Appreciation Rights Plan (collectively, the Plans) at December 31, 2015.  In 2012, our board of directors accepted for early exercise all outstanding SARs issued under the Plans and effectively terminated further use of the Plans for SARs issuances.  These Plans remain in effect solely for the limited purpose of the timing of certain payments related to the early exercise of all outstanding SARs.  The early exercise was permitted by our board of directors pursuant to the provision of the SARs Plan that permits the board to accelerate the vesting and exercisability of SARs.  The early exercise of SARs entitled each participant in the SARs Plan to: (1) an exercise payment (Exercise Payment) equal to the number of SARs exercised multiplied by the difference between $14.54 and the base price of the SARs (as stated in the award letter for each SARs grant); and (2) the accrual of interest on all dividends declared to date with respect to the SARs, but no further dividend accruals.  Under both Plans, dividends that are paid in respect of Oncor membership interests while the SARs were outstanding were credited to the SARs holder’s account as if the SARs were units, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency, a change in control, or the exercise of the SARs.  As part of their exercise agreements, participants in the Plans agreed that no further dividends would accrue, and that instead interest would accrue on all dividends declared to date, with both interest and dividend amounts becoming payable at the time dividends become payable pursuant to the terms of the Plans.  Additionally, certain executive officers agreed to defer payment of a portion of his/her Exercise Payment until the earlier of November 7, 2016 or the occurrence of an event triggering SAR exercisability pursuant to Section 5(c)(ii) of the SARs Plan.  These deferred payments totaled approximately $6 million in the aggregate.

There were no SARs outstanding under either Plan in 2015, and our board of directors has indicated that it does not intend to issue SARs under either Plan in the future.  For a discussion of the Plans and the 2012 exercise and settlement of all SARs, see “Executive Compensation — Compensation Discussion & Analysis — Compensation Elements — Long-Term Incentives — Stock Appreciation Rights Settlement,” “Executive Compensation – Director Compensation – Director SARs Plan Settlement,” and Note 10 to Financial Statements.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by the security holders (1) (2)	-	-	-
Equity compensation plans not approved by the security holders	-	-	-
Total	-	-	-

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

Our executive officers, certain key employees and independent members of our board of directors were given the option to purchase Class B Interests of Investment LLC in 2008, pursuant to the 2008 Management Investment Opportunity offered under the Equity Interests Plan.  Each participant in the 2008 Management Investment Opportunity purchased Class B Interests at a price of $10.00 per unit, which was the same price per unit as the price per unit paid by Texas Transmission in connection with its November 2008 investment in Oncor.  In August 2011, Mr. Nye purchased Class B Interests in Investment LLC for $12.25 per unit (the fair market value of the Class B Interests, as determined by our board of directors based on a third party independent analysis) pursuant to the 2011 Management Investment Opportunity. Because the Class B Interests in each of the 2011 Management Investment Opportunity and the 2008 Management Investment Opportunity were purchased for fair market value, and it is expected that any future issuances under the Equity Interests Plan will be subject to the same purchase requirement, we do not consider the grants to be compensation.  Refer to “Directors, Executive Officers and Corporate Governance — Compensation Discussion and Analysis — Compensation Elements — Long Term Incentives — Equity Interests Plan and Management Investment Opportunity” for a more detailed discussion of the Equity Interests Plan and Management Investment Opportunity.

Security Ownership of Equity Interests of Oncor of Certain Beneficial Owners and Management

The following table lists the number of limited liability company units (LLC Units) of Oncor beneficially owned by our directors and current executive officers and the holders of more than 5% of our LLC Units at February 15, 2016.    See Note 2 to Financial Statements for a discussion of the EFH Bankruptcy Proceedings and proposed changes in Oncor’s indirect ownership in connection with such proceedings.

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

Name	Amount and Nature of Beneficial Ownership	Percent of Class

Oncor Electric Delivery Holdings Company LLC (1)(2)(3)(4)(5)	508,191,492	80.03%
Texas Transmission Investment LLC (6)	125,412,500	19.75%
Name of Director or Executive Officer

James R. Adams	―	―
Don J. Clevenger (7)	1,396,008	(11)
David M. Davis (7)	1,396,008	(11)
Thomas M. Dunning (7)	1,396,008	(11)
Robert A. Estrada (7)	1,396,008	(11)
Rhys Evenden (8)	―	―
Thomas D. Ferguson (4)	508,191,492	80.03%
Printice L. Gary	―	―
James A. Greer (7)	1,396,008	(11)
William T. Hill, Jr.	―	―
Timothy A. Mack	―	―
Allen Nye, Jr. (7)	1,396,008	(11)
Robert S. Shapard (7)	1,396,008	(11)
Richard W. Wortham III (7)	1,396,008	(11)
Kneeland Youngblood (9)	―	―
Steven J. Zucchet (10)	―	―
All current directors and executive officers as a group (19 persons)	509,587,500	80.25%

________________

(1)

Oncor Holdings beneficially owns 508,191,492 LLC Units of Oncor.  The sole member of Oncor Holdings is EFIH, whose sole member is EFH Corp. The address of Oncor Holdings is 1616 Woodall Rodgers Freeway, Dallas, TX 75202 and each of EFIH and EFH Corp. is 1601 Bryan Street, Dallas, TX 75201.  Texas Holdings beneficially owns 98.943% of the outstanding shares of EFH Corp.  The sole general partner of Texas Holdings is Texas Energy Future Capital Holdings LLC (Texas Capital), which, pursuant to the Amended and Restated Limited Partnership Agreement of Texas Holdings, has the right to vote all of the EFH Corp. shares owned by Texas Holdings.  The TPG Funds, the Goldman Entities and the KKR Entities (each as defined below, and collectively, the Texas Capital Funds) collectively own 91.08% of the outstanding units of Texas Capital.  The Texas Capital Funds exercise control over Texas Capital and each has the right to designate and remove the managers of Texas Capital appointed by such Texas Capital Fund.  Because of these relationships, each of the Texas Capital Funds may be deemed to have beneficial ownership of the shares of EFH Corp. owned by Texas Holdings and the LLC Units owned by Oncor Holdings, but each disclaims beneficial ownership of such shares of EFH Corp. and LLC Units. The address of both Texas Holdings and Texas Capital is 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(2)	See Note 2 to Financial Statements for a discussion of the EFH Bankruptcy Proceedings and the proposed changes in the indirect ownership of Oncor in connection with such proceedings.
(3)

The TPG Funds (as defined below) beneficially own 302,923,439.752 units of Texas Capital, representing 27.01% of the outstanding units, including (i) 271,639,218.931 units held by TPG Partners V, L.P., a Delaware limited partnership (TPG Partners V), whose general partner is TPG GenPar V, L.P., a Delaware limited partnership (TPG GenPar V), whose general partner is TPG GenPar V Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership (TPG Holdings), (ii) 29,999,994.650 units held by TPG Partners IV, L.P., a Delaware limited partnership (TPG Partners IV), whose general partner is TPG GenPar IV, L.P., a Delaware limited partnership, whose general partner is TPG GenPar IV Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings, (iii) 710,942.673 units held by TPG FOF V-A, L.P., a Delaware limited partnership (TPG FOF A), whose general partner is TPG GenPar V and (iv) 573,283.498 units held by TPG FOF V-B, L.P., a Delaware limited partnership (TPG FOF B and, together with TPG Partners V, TPG Partners IV and TPG FOF A, the TPG Funds), whose general partner is TPG GenPar V. The general partner of TPG Holdings is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (Group Advisors).  David Bonderman and James G. Coulter are officers and sole shareholders of Group Advisors and may therefore be deemed to beneficially own the units held by the TPG Funds.  David Bonderman is also a manager of Texas Capital.  Messrs. Bonderman and Coulter disclaim beneficial ownership of the LLC Units held by Oncor Holdings except to the extent of their pecuniary interest therein.  The address of Group Advisors and Messrs. Bonderman and Coulter is c/o TPG Global,  LLC, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(4)

GS Capital Partners VI Fund, L.P., GSCP VI Offshore TXU Holdings, L.P., GSCP VI Germany TXU Holdings, L.P., GS Capital Partners VI Parallel, L.P., GS Global Infrastructure Partners I, L.P., GS Infrastructure Offshore TXU Holdings, L.P. (GSIP International Fund), GS Institutional Infrastructure Partners I, L.P., Goldman Sachs TXU Investors L.P. and Goldman Sachs TXU Investors Offshore Holdings, L.P. (collectively, Goldman Entities) beneficially own 303,049,945.955 units of Texas Capital, representing 27.02% of the outstanding units.  Affiliates of The Goldman Sachs Group, Inc. (Goldman Sachs) are the general partner, managing general partner or investment manager of each of the Goldman Entities, and each of the Goldman Entities shares voting and investment power with certain of their respective affiliates.   Each of Goldman Sachs and the Goldman Entities disclaims beneficial ownership of such LLC Units except to the extent of its pecuniary interest therein. Mr. Ferguson is a manager of Texas Capital and an executive with an affiliate of Goldman Sachs.  By virtue of his position in relation to Texas Capital and the Goldman Entities, Mr. Ferguson may be deemed to have beneficial ownership with respect to the units of Texas Capital held by the Goldman Entities.  Mr. Ferguson disclaims beneficial ownership of the LLC Units held by Oncor Holdings except to the extent of his pecuniary interest in those units.  The address of each entity and individual listed in this footnote is c/o Goldman, Sachs & Co., 200 West Street, New York, New York 10282.

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

(6)

Texas Transmission Investment LLC (Texas Transmission) beneficially owns 125,412,500 LLC Units of Oncor.  The sole member of Texas Transmission is Texas Transmission Holdings Corporation (TTHC).  The address of each of Texas Transmission and TTHC is 1105 North Market Street, Suite 1300, Wilmington, DE 19801.  BPC Health Corporation (BPC Health) and Borealis Power Holdings Inc. (Borealis Power) may be deemed, as a result of their ownership of 49.5% of the shares of Class A Common Stock of TTHC (Class A Shares) and 49.5% of the shares of Class B Common Stock of TTHC (Class B Shares), respectively, and certain provisions of TTHC’s Shareholders Agreement (which provide that BPC Health and Borealis Power, when acting together with Cheyne Walk Investment Pte Ltd or Hunt Strategic Utility Investment, L.L.C., may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission.  OMERS Administration Corporation (OAC) beneficially owns BPC Health and, therefore, OAC may also be deemed to have beneficial ownership of such LLC Units.  Borealis Power is wholly-owned by Borealis Infrastructure Corporation and Borealis Management Trust owns 70% of the voting shares of Borealis Infrastructure Corporation.  The trustee of Borealis Management Trust is Borealis Infrastructure Holdings Corporation and, therefore, Borealis Infrastructure Holdings Corporation may also be deemed to have beneficial ownership of such LLC Units.  The address of OAC is 1 University Avenue, Suite 400, Toronto, Ontario M5J 2P1, Canada.  The address of Borealis Infrastructure Holdings Corporation is 333 Bay Street, Suite 2400, Toronto, Ontario, M5H 2T6, Canada.  Cheyne Walk Investment Pte Ltd (Cheyne Walk) may be deemed, as a result of its ownership of 49.5% of each of the Class A Shares and the Class B Shares, and certain provisions of TTHC’s Shareholders Agreement (which provide that Cheyne Walk, when acting together with BPC Health and Borealis Power or Hunt Strategic Utility Investment L.L.C., may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. Cheyne Walk is managed and controlled by GIC Special Investments Pte Ltd (GICSI). GICSI is wholly owned by GIC Private Limited (GIC), and is the private equity and infrastructure investment arm of GIC. GIC is an investment management company established to manage Singapore’s reserves and is wholly owned by the Government of Singapore.  The address of each of Cheyne Walk, GICSI and GIC is 168 Robinson Road, #37-01, Capital Tower, Singapore 068912. Hunt Strategic Utility Investment, L.L.C. (Hunt Strategic) may be deemed, as a result of its ownership of 1% of each of the Class A Shares and the Class B Shares, and certain provisions of TTHC’s Shareholders Agreement (which provide that Hunt Strategic, when acting together with BPC Health and Borealis Power or Cheyne Walk, may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission.  Ray L. Hunt beneficially owns Hunt Strategic and therefore Mr. Hunt may also be deemed to have beneficial ownership of such LLC Units.  The address of each of Hunt Strategic and Mr. Hunt is 1900 North Akard, Dallas, Texas 75201.

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

(9)

Mr. Youngblood is an independent director on the board of EFH Corp. He does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units held indirectly by EFH Corp. Mr. Youngblood beneficially owns less than 1% of the outstanding shares of EFH Corp.

(10)

Mr. Zucchet is Managing Director of Borealis Infrastructure Management Inc., a Director and Senior Vice President of TTHC and a Senior Vice President of Borealis Power. Mr. Zucchet does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units held by Texas Transmission. The address of Mr. Zucchet is c/o Borealis Infrastructure Management Inc., Royal Bank Plaza, South Tower, 200 Bay Street, Suite 2100, Toronto, ON M5J 2J2 Canada.

(11)	Less than 1% beneficial ownership.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures Relating to Related Party Transactions

Our board of directors has adopted a written policy regarding related person transactions as part of our corporate governance guidelines.  Under this policy, a related person transaction shall be consummated or shall continue only if:

1.

the Audit Committee of our board of directors approves or ratifies such transaction in accordance with the policy and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party;

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

Transactions with TCEH

We record revenue from TCEH, principally for electricity delivery fees, which totaled $955 million, $971 million and $967 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The fees are based on rates regulated by the PUCT that apply to all REPs.  These revenues included approximately $1 million for the year ended December 31, 2015 and $2 million for each of the years ended December 31, 2014 and 2013 pursuant to a transformer maintenance agreement with TCEH.  The balance sheets at December 31, 2015 and 2014 both reflect accounts receivable from affiliates totaling $118 million primarily consisting of trade receivables from TCEH related to these electricity delivery fees.

Under Texas regulatory provisions, the trust fund for decommissioning TCEH’s Comanche Peak nuclear generation facility is funded by a delivery fee surcharge we collect from REPs and remit monthly to TCEH.  Delivery fee surcharges totaled $17 million for the years  ended December 31, 2015 and 2014,  and $16 million for the year ended December 31, 2013.  Our sole obligation with regard to nuclear decommissioning is as the collection agent of funds charged to ratepayers for nuclear decommissioning activities.  If, at the time of decommissioning, actual decommissioning costs exceed available trust funds, we would not be obligated to pay any shortfalls but would be required to collect any rates approved by the PUCT to recover any additional decommissioning costs.  Further, if there were to be a surplus when decommissioning is complete, such surplus would be returned to ratepayers under terms prescribed by the PUCT.

Our PUCT-approved tariffs include requirements to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Bondco.  Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods.  Accordingly, at December 31, 2015 and 2014, TCEH had posted letters of credit in the amount of $6 million and $9 million, respectively for our benefit.

Services Provided by EFH Subsidiaries

EFH Corp. subsidiaries charge us for certain administrative services at cost.  These costs, which are reported in operation and maintenance expenses, totaled $17 million, $32 million and $30 million for the years ended December 31, 2015, 2014 and 2013, respectively, and include the administrative fees paid to EFH Corp. as discussed under “Health and Welfare Benefit Agreements” below.

Services Provided to EFH Subsidiaries

Subsidiaries of EFH Corp. paid us $939,000, $303,000 and $143,000 for the years ended December 31, 2015, 2014 and 2013, respectively, with respect to services we provided to EFH Corp. subsidiaries (excluding revenue, including electricity delivery fees, collected from TCEH).  These services included relocations, various studies and other services for the years ended December 31, 2015, 2014 and 2013.

Real Estate Transactions/Shared Facilities

We and EFH Corp. subsidiaries also bill each other for shared facilities.  Our payments to EFH Corp. and/or its subsidiaries with respect to shared facilities (including lease payments, utilities and telecommunications equipment) totaled  $4 million for each of the years ended December 31, 2015, 2014 and 2013.  Payments we received from EFH Corp. and/or its subsidiaries with respect to shared facilities totaled $2 million for each of the years ended December 31, 2015, 2014 and 2013.

Pension and OPEB Plans

We participate in and have liabilities under the Oncor Retirement Plan and the EFH Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code), and are subject to the provisions of ERISA.  Employees do not contribute to either plan.  EFH established the Oncor Retirement Plan as a spin-off of the EFH Retirement Plan, and Oncor assumed sponsorship of the Oncor Retirement Plan effective January 1, 2013 pursuant to a 2012 agreement.

Until 2014, we made certain OPEB payments to voluntary employee benefit trusts (“VEBAs”) established under the EFH health & welfare benefit plan for retiree life insurance benefits, union retiree health care benefits, and non-union retiree health care benefits. In March and April 2014, pursuant to agreements between Oncor and EFH, all of the assets attributable to former Oncor employees were transferred from the EFH VEBAs to corresponding VEBAs established by Oncor.

Until July 1, 2014, we also participated in the health care and life insurance benefit plan, the EFH OPEB Plan, offered by EFH Corp. to eligible employees of EFH Corp. and its subsidiaries and their eligible dependents upon the retirement of such employees from us.  See “Health and Welfare Benefit Agreements” below regarding the transfer of retirees from the EFH OPEB Plan to the Oncor OPEB Plan effective July 1, 2014).  In 2015, 2014 and 2013, we made cash contributions to the EFH Retirement Plan trust totaling $51 million, $64 million and $6 million, respectively, and to the EFH OPEB plan totaling zero, $7 million and $11 million, respectively.  These amounts represent our obligations for certain employees of EFH Corp.’s predecessor at the time of deregulation of the Texas electricity market.  PURA allows for our recovery of those costs and, as a result, in 2005 we entered into an agreement with EFH Corp.’s predecessor to assume those costs.

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

In April 2014, in connection with our withdrawal from the EFH Corp. health and welfare program, we entered into an agreement with EFH Corp. pursuant to which we agreed to transfer to the new Oncor retiree benefit plan effective July 1, 2014 certain current and future retirees of Oncor and EFH Corp. whose employment included service with both Oncor (or a predecessor regulated electric business) and a non-regulated business of EFH Corp.    Pursuant to that agreement, EFH reimbursed us $179,000 and zero with respect to its portion of the liability for retiree benefits under the Oncor OPEB Plan for 2015 and the period from July 1, 2014 to December 31, 2014, respectively.  In addition, the agreement provides that EFH Corp. will pay us an annual administration fee of $60,000, payable on the first day of the applicable plan year, for our administrative services relating to the plan.  In addition, the agreement provides that effective January 1, 2016, the $60,000 annual fee shall be increased each year by the percentage increase in the Consumer Price Index for the preceding year.  These administration fees will be reported in “Services Provided to EFH Subsidiaries” above.

Until 2015, Oncor employees participated in the EFH Thrift Plan, a defined contribution plan. Effective January 1, 2015, Oncor established the Oncor Thrift Plan as a spin off from the EFH Thrift Plan. Pursuant to an agreement between Oncor and EFH, all assets relating to the thrift plan accounts of Oncor participants were transferred from the EFH Thrift Plan to the Oncor Thrift Plan in January 2015.

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

At December 31, 2015, we had receivables from members under the agreement related to federal income taxes totaling $136 million ($109 million due from EFH Corp. and $27 million due from Texas Transmission and Investment LLC) and a current Texas margin tax payable to EFH Corp. totaling $20 million.  At December 31, 2014, we had receivables from members under the agreement related to federal income taxes totaling $180 million ($144 million due from EFH Corp. and $36 million due from Texas Transmission and Investment LLC) and a current Texas margin tax payable to EFH Corp. totaling $24 million.

We made in lieu of income tax payments totaling $159 million (including $27 million in federal income tax-related payments to members other than EFH Corp.) in the year ended December 31, 2015.  We made in lieu of income tax payments totaling $291 million (including $54 million in federal income tax-related payments to members other than EFH Corp.) in the year ended December 31, 2014. Also,  we made in lieu of income tax payments totaling $101 million (including $11 million in federal income tax-related payments to members other than EFH Corp.) in the year ended December 31, 2013.

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

Second Amended and Restated Limited Liability Company Agreement of Oncor

The Second Amended and Restated Limited Liability Company Agreement of Oncor (as amended, Limited Liability Company Agreement), among other things, sets out the members’ respective governance rights in respect of their ownership interests in Oncor. Among other things, the Limited Liability Company Agreement provides for the management of Oncor by a board of directors consisting of 12 members, including at least seven Independent Directors (as defined in the Limited Liability Company Agreement), two directors designated directly or indirectly by Texas Transmission (subject to certain conditions), two directors designated indirectly by EFH Corp. and one director that is also an officer of Oncor. Texas Transmission also has the right to designate one non-voting observer to the board of directors, who is entitled to attend all meetings of the board of directors (subject to certain exceptions) and receive copies of all notices and materials provided to the board of directors.

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

Transactions with Portfolio Companies of Certain of our Beneficial Owners

The beneficial owners of the Sponsor Group and Texas Transmission include private equity and hedge funds who make equity investments in multiple companies (Portfolio Companies) in the ordinary course of their business.  We have in the past entered into, and may continue to enter into, transactions with Portfolio Companies or their affiliates, which may result in revenues to members of the Sponsor Group or the beneficial owners of Texas Transmission in excess of $120,000 annually.  Effective March 31, 2015, KKR, a member of the Sponsor Group, acquired 16.6% of the beneficial ownership of Willbros Group, Inc. We paid subsidiaries of Willbros Group, Inc. approximately $174.16 million in 2015 for transmission and distribution construction services.  We are also party to an agreement with a subsidiary of Northgate Information Solutions for human resources services and software solutions, and paid the subsidiary $3,141,784, $1,619,690, and $2,376,272 in 2015, 2014 and 2013, respectively.  The equity of Northgate Information Solutions is 90% beneficially owned by KKR. These transactions with subsidiaries of Willbros Group, Inc. and Northgate Information Solutions were ratified by our Audit Committee in accordance with our related party transactions policy.

SARs Exercise Agreements

In November 2012, our board of directors accepted for early exercise all outstanding SARs issued under the SARs Plan and the Director SARs Plan. The early exercise was completed pursuant to the provision of the plans that permits the board to accelerate the vesting and exercisability of SARs.  Each of our executive officers and certain of our independent directors (currently Messrs. Dunning, Estrada and Wortham) were participants in the SARs early exercise in 2012. In connection with the early exercise, each participant in the plans entered into an exercise agreement that entitled each participant to: (1) an exercise payment (Exercise Payment) equal to the number of SARs exercised multiplied by the difference between $14.54 and the base price of the SARs (as stated in the award letter for each SARs grant); and (2) the accrual of interest on all dividends declared to date with respect to the SARs, but no further dividend accruals.  As a result of the early exercise, in 2012 we paid an aggregate of approximately $64 million related to Exercise Payments ($57 million charged to expense), $35 million of which was attributable to our executive officers and $250,000 of which was attributable to independent directors that participated in the Director SARs Plan.  We also began accruing interest on approximately $18 million in aggregate dividends. The dividends and interest are payable when dividends would become payable under the SARs Plan, which is generally upon a participant’s death, disability, separation from service, unforeseeable emergency, or a change in control, each as defined by section 409A of the Internal Revenue Code.    In the years ended December 31, 2015, 2014 and 2013, we recognized $713,000,  $731,000 and $1,807,000, respectively, in accretion and interest related to dividends with respect to executive officers’ dividend accounts, and $3,000 for each of those years with respect to Director SARs Plan accounts.

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

Management Investment Opportunity

Each executive officer participating in the Management Investment Opportunity entered into a management stockholder’s agreement and sale participation agreement with us. Each director that purchased Class B Interests of Investment LLC in 2009 entered into a director stockholder’s agreement and a sale participation agreement with us. Currently, each of our executive officers is a party to a management stockholder’s agreement and a sale participation agreement, and each of Messrs. Dunning, Estrada and Wortham is a party to a director stockholder’s agreement and a sale participation agreement.  The terms of these agreements, which were approved by the O&C Committee, are detailed below.

Management Stockholder’s Agreement

The management stockholder’s agreement contains restrictions on the participant’s ability to transfer any Class B Interests.  Except in certain limited circumstances, any Oncor equity interests or Class B Interests beneficially owned by the participant will be non-transferable prior to the later of (1) October 10, 2012 or (2) with respect to certain interests, a “qualified public offering” (as defined in the management stockholder’s agreement).  In addition, the management stockholder’s agreement gives the Company certain rights of first refusal in the event the participant attempts to sell any Oncor equity interests or Class B Interests prior to the earlier to occur of (1) a “change in control” (as defined in the management stockholder’s agreement) or (2) consummation of a qualified public offering of Oncor.

In addition, the management stockholder’s agreement gives us certain rights to repurchase the participant’s Class B Interests if we terminate the participant’s employment for cause (as defined in the management stockholder’s agreement) or if the participant violates certain of his or her non-compete obligations, at a price equal to the lesser of the fair market value of the Class B Interests or the purchase price paid by the participant for the Class B Interests.  The management stockholder’s agreement also gives the participant or the participant’s estate, as applicable, certain rights to compel our company to repurchase its Oncor equity interests and Class B Interests upon the death or disability of the participant for a price equal to the fair market value of the Oncor equity interests and Class B Interests.  Generally, these rights will terminate on the earlier of (a) a change in control of Oncor or (b) a public offering of Oncor or Investment LLC equity.

Furthermore, the management stockholder’s agreement provides that, subject to certain conditions, the participant will receive certain piggy-back rights to sell its Oncor equity interests and Class B Interests to Oncor if there is a proposed sale by the Sponsor Group or Texas Holdings of (1) the common stock of EFH Corp.; or (2) a sale of 50% or more of the outstanding partnership interests of Texas Holdings. Subject to certain conditions, the participant will also receive these rights if Oncor Holdings proposes to sell any of its Oncor equity interests.  Additionally, the participant will be subject to certain drag-along rights in the event (a) Texas Holdings or a member of the Sponsor Group proposes to sell a number of shares of common stock of EFH Corp. or limited partnership interests of Texas Holdings equal to 50% or more of the outstanding shares of common stock of EFH Corp. or limited partnership interests of Texas Holdings, as applicable; or (b) Oncor Holdings proposes to sell 50% or more of the outstanding Oncor equity interests. Generally, these rights will terminate on the earlier of (a) a change in control of Oncor or (b) a public offering of Oncor or Investment LLC equity.

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

Sale Participation Agreements

The sale participation agreements entered into by members of our management and board of directors in connection with their investments in Investment LLC give us, Oncor Holdings and certain of Oncor Holdings’ investors drag-along rights in the event Oncor, Oncor Holdings or certain of Oncor Holdings’ investors engage in corporate transactions in which they sell a direct or indirect equity interest in Oncor.  In addition, the sale participation agreement gives the participant tag-along rights in the event Oncor, Oncor Holdings or certain of Oncor Holdings’ investors engage in corporate transactions in which they sell a direct or indirect equity interest in Oncor.  The form of sale participation agreement entered into by management is essentially identical to the form of sale participation agreement entered into by directors. In each case, the rights described in this paragraph will terminate on the earlier of (1) a change in control of Oncor or (2) certain public offerings of Oncor’s equity interests.

Director Independence

Our Limited Liability Company Agreement provides that seven members of our board of directors must be deemed independent. For a director to be deemed independent, our board of directors must affirmatively determine that such director does not have a material relationship with Oncor or EFH Corp. or their respective successors and subsidiaries, any entity that controls or owns directly or indirectly more than 49% of the equity interests in Oncor, and certain other specified entities that directly or indirectly own securities of Oncor (collectively, the Non-Ring Fenced Entities).  In addition, under our Limited Liability Company Agreement, to be deemed independent, a director must also meet the independence standards in Section 303A of the New York Stock Exchange Manual in all material respects.  Our Limited Liability Company Agreement further provides that a director that otherwise meets these requirements will not be precluded from qualifying as independent if such director otherwise meets such criteria but (i) served as a director or shareholder of EFH Corp. prior to the October 2007 merger of Texas Energy Future Merger Sub Corp. with and into EFH

Corp., (ii) indirectly or beneficially owns equity interests through a mutual fund or similar investment vehicle with respect to which the director does not have discretion or control over the investments held by such investment vehicle, (iii) directly or indirectly holds an amount of legal or beneficial stock in any of the Non-Ring Fenced Entities that is de minimis and which the other independent directors determine would not reasonably be expected to influence the judgment of such director in determining the interests of Oncor or its members, or (iv) is a ratepayer, supplier, creditor or independent contractor of, or a person who received any benefit from or provided any services to, Oncor, Oncor Holdings or any of the Non-Ring Fenced Entities, if the other independent directors determine that such relationship would not reasonably be expected to influence the judgment of the director in determining the interests of Oncor or its members.

In addition, our Limited Liability Company Agreement requires that two of the seven independent members of our board of directors also meet additional independence qualifications.  These directors, known as special independent directors, may not, during their service as a director or at any time in the five years preceding their appointment, be (i) a direct or indirect legal or beneficial owner in Oncor, Oncor Holdings or any of the Non-Ring Fenced Entities, (ii) a creditor; supplier; employee; officer; director; family member of any officer, employee or director; manager or contractor of Oncor, Oncor Holdings or any of the Non-Ring Fenced Entities, or (iii) a person who controls (directly, indirectly or otherwise) Oncor, Oncor Holdings or any of the Non-Ring Fenced Entities or any creditor, supplier, employee, officer, director, manager or contractor of Oncor, Oncor Holdings or any of the Non-Ring Fenced Entities.  However, a director will not be precluded from being deemed a special independent director if such director otherwise meets the requirements but (i) indirectly or beneficially owns stock through a mutual fund or similar diversified investment vehicle (other than investment vehicles affiliated with KKR, TPG or Goldman Sachs & Co.), or (ii) directly or indirectly legally or beneficially owns interests in a Non-Ring Fenced Entity, if such ownership does not exceed one percent of the net worth of such director.  A special independent director may also serve as an independent director of Oncor Holdings or any of Oncor’s subsidiaries.

Our board of directors has determined that Messrs. Adams, Dunning, Estrada, Gary, Hill, Mack and Wortham are independent directors under the standards in Section 303A of the New York Stock Exchange Manual and the other standards in our Limited Liability Company Agreement.  Further, our board of directors has determined that each of Messrs. Gary and Hill qualifies as a special independent director under the standards set forth in our Limited Liability Company Agreement.

Mr. Adams is our Chairman of the Board, and presides at all meetings of our board of directors. Mr. Adams was appointed Chairman of the Board effective July 2015. Mr. Dunning is the Lead Independent Director of our board of directors and has served in such role since July 2010. The Lead Independent Director presides at meetings of the independent directors, and performs such duties and responsibilities as may be specified by the board.

Our board of directors has designated an Audit Committee, Nominating and Governance Committee and Organization and Compensation Committee to exercise certain powers and authorities of the board of the directors.  Members of these committees are not required by our Limited Liability Company Agreement or board of directors to meet any independence standards.  Mr. Zucchet has served on the Organization and Compensation Committee since May 2010, and Mr. Liaw served on such committee from its inception until his resignation from our board of directors on January 22, 2015.  Mr. Ferguson, originally appointed to the Nominating and Governance Committee effective February 2011, was removed from such committee and appointed to the Organization and Compensation Committee effective July 29, 2015.  Mr. Zucchet was also appointed to the Nominating and Governance Committee effective February  2011.  Mr. Evenden, who was appointed by Texas Transmission to our board of directors in October 2014, was appointed to the Audit Committee effective October  2014.  Mr. Youngblood, who was appointed to our board of directors by Oncor Holdings at the direction of EFIH in March 2015, was appointed to the Audit Committee effective July 29, 2015.  None of Messrs. Evenden, Ferguson, Liaw, Youngblood or Zucchet qualifies as an independent director for purposes of our Limited Liability Company Agreement.

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

Our Audit Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules.  All services performed in 2015 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (Deloitte & Touche) were pre-approved by our Audit Committee.

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

For the years ended December 31, 2015 and 2014, fees billed (in US dollars) to us by Deloitte & Touche were as follows:

	Years Ended December 31,
	2015	2014

Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$2,687,000	$2,662,000
Audit-Related Fees. Fees for services including internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.	210,000	130,000
Tax Fees. Fees for tax compliance, tax planning and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	-	-
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, and litigation and rate review assistance.	-	-
Total	$2,897,000	$2,792,000

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b)Exhibits:

Exhibits	Previously Filed With File Number*	As Exhibit
3(i)	Articles of Incorporation
3(a)	333-100240 Form 10-Q (filed November 14, 2007)	3(a)	—	Certificate of Formation of Oncor Electric Delivery Company LLC.
3(ii)	By-laws
3(b)	333-100240 Form 10-Q (filed November 6, 2008)	3(a)	—

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

3(d)	333-100240 Form 10-Q (filed July 31, 2015)	3(a)	—

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

Third Amendment to Deed of Trust, Security Agreement and Fixture Filing dated as of November 10, 2011 by and between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to the Bank of New York Mellon, formerly The Bank of New York), as Collateral Agent.

4(p)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer’s Certificate, dated September 13, 2010, establishing the terms of Oncor’s 5.25% Senior Secured Notes due 2040.

4(q)	333-100240 Form 8-K (filed October 12, 2010)	4.1	—	Officer’s Certificate, dated October 8, 2010, establishing the terms of Oncor’s 5.00% Senior Secured Notes due 2017 and 5.75% Senior Secured Notes due 2020.
4(r)	333-100240 Form 8-K (filed October 12, 2010)	4.2		Registration Rights Agreement, dated October 8, 2010, among Oncor and the dealer managers named therein
4(s)	333-100240 Form 8-K (filed November 23, 2011)	4.1	—	Officer’s Certificate, dated November 23, 2011, establishing the terms of Oncor’s 4.55% Senior Secured Notes due 2041.
4(t)	333-100240 Form 8-K (filed May 18, 2012)	4.1	—	Officer’s Certificate, dated May 18, 2012, establishing the terms of Oncor’s 4.10% Senior Secured Notes due 2022 and Oncor’s 5.30% Senior Secured Notes due 2042.
4(u)	333-100240 Form 8-K (filed May 13, 2014)	4.1	—	Officer’s Certificate dated May 13, 2014, establishing the terms of Oncor’s 2.15% Senior Secured Notes due 2019.
4(v)	333-100240 Form 8-K (filed May 13, 2014)	4.1	—	Registration Rights Agreement, dated May 13, 2014, among Oncor and the representatives of the initial purchasers of Oncor’s 2.15% Senior Secured Notes due 2019.
4(w)	333-100240 Form 8-K (filed March 30, 2015)	4.1	—	Officer’s Certificate, dated March 24, 2015, establishing the terms of Oncor’s 2.950% Senior Secured Notes due 2025 and 3.750% Senior Secured Notes due 2045.
4(x)	333-100240 Form 8-K (filed March 30, 2015)	4.2	—	Registration Rights Agreement, dated March 24, 2015 among Oncor and the representatives of the initial purchasers of the Notes.

(10)	Material Contracts.
	Management Contracts; Compensatory Plans, Contracts and Arrangements
10(a)	333-100240 2007 Form 10-K (filed March 31, 2008)	10(i)	—	Oncor Electric Delivery Company LLC Non-employee Director Compensation Arrangement.
10(b)	333-100240 Form 8-K (filed February 23, 2009)	10.1	—	Form of Management Stockholder’s Agreement (Senior Management Form).
10(c)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(l)	—	Form of Director Stockholder’s Agreement.
10(d)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(m)	—	Form of Director Sale Participation Agreement.
10(e)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(n)	—	Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan.
10(f)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(o)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Director Stock Appreciation Rights Plan.

10(g)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(p)	—	2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its affiliates.
10(h)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(q)	—	Form of Sale Participation Agreement (Management Form).
10(i)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(r)	—	Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan.
10(j)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(s)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Stock Appreciation Rights Plan.
10(k)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(p)	—	Oncor Salary Deferral Program.
10(l)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(q)	—	Oncor Supplemental Retirement Plan.
10(m)	333-100240 Form 8-K (filed October 24, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Second Amended and Restated Executive Change in Control Policy.
10(n)	333-100240 Form 10-Q (filed July 31, 2015)	10(a)	—	Oncor Electric Delivery Company LLC Third Amended and Restated Executive Change in Control Policy.
10(o)	333-100240 Form 10-Q (filed August 1, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Severance Plan and Summary Plan Description.
10(p)	333-100240 Form 10-Q (filed July 29, 2011)	10(a)	—	Oncor Electric Delivery Company LLC Third Amended and Restated Executive Annual Incentive Plan.
10(q)	333-100240 2012 Form 10-K (filed February 19, 2013)	10(s)	—	Retention Agreement, effective as of February 12, 2013, between Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.
10(r)	333-100240 Form 10-K (filed February 19, 2013)	10(t)	—	Oncor Electric Delivery Company LLC Long-Term Incentive Plan.
10(s)	333-100240 Form 10-K (filed February 19, 2013)	10(u)	—	Form of Oncor Electric Delivery Company LLC Long-Term Incentive Plan Award Agreement.
10(t)	333-100240 Form 8-K (filed October 7, 2013)	10.1	—	Form of Director and Officer Indemnification Agreement.
10(u)	333-100240 Form 10-K (filed February 19, 2010)	10(r)	—	Oncor Split-Dollar Life Insurance Program.

10(v)	333-100240 Form 8-K (filed February 20, 2015)	10.1	—	Retention Agreement, effective as of February 17, 2015, between Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.
10(w)	333-100240 Form 10-K (filed February 27, 2015	10(y)	—	Amendment No. 1 to the Salary Deferral Program, effective as of February 25, 2015.
10(x)	333-100240 Form 8-K (filed March 30, 2015)	10.1		Oncor Electric Delivery Company LLC Fourth Amended and Restated Executive Annual Incentive Plan.
10(y)	333-100240 Form 8-K (filed March 30, 2015)	10.2		Form of Oncor Electric Delivery Company LLC Long-Term Incentive Plan Award Agreement for performance periods beginning on or after January 1, 2015.
	Credit Agreements
10(z)	333-100240 Form 8-K (filed October 11, 2011)	10.1	—

Amended and Restated Revolving Credit Agreement, dated as of October 11, 2011, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, JPMorgan Chase Bank, N.A., as swingline lender, and JPMorgan Chase Bank, N.A., Barclays Bank PLC, The Royal Bank of Scotland plc, Bank of America, N.A. and Citibank, N.A., as fronting banks for lenders of credit issued thereunder.

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

10(ab)	333-100240 Form 8-K (filed October 8, 2015)	10(a)

Extension Agreement, dated October 2, 2015, to that certain Amended and Restated Revolving Credit Agreement by and among Oncor Electric Delivery Company LLC, as the borrower, the banks and other financial institutions party thereto as Lenders, JPMorgan Chase Bank, N.A., as the Agent, the Swingline Lender and a Fronting Bank, and the other Fronting Banks party thereto.

	Other Material Contracts
10(ac)	333-100240 2004 Form 10-K (filed March 23, 2005)	10(i)	—

Agreement, dated as of March 10, 2005, by and between Oncor Electric Delivery Company LLC and TXU Energy Company LLC allocating to Oncor Electric Delivery Company LLC the pension and post-retirement benefit costs for all Oncor Electric Delivery LLC employees who had retired or had terminated employment as vested employees prior to January 1, 2002.

10(ad)	333-100240 Form 10-Q (filed November 6, 2008)	10(b)	—

Amended and Restated Tax Sharing Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Oncor Management Investment LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(ae)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUCT in Docket No. 34077.
10(af)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(fff)	—	Amendment to Stipulation Regarding Section 1, Paragraph 35 and Exhibit B in Docket No. 34077.
10(ag)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(ae)	—	PUCT Order on Rehearing in Docket No. 34077.
(12)	Statement Regarding Computation of Ratios.
12(a)			—	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges for the Years Ended December 31, 2015, 2014, 2013, 2012 and 2011.
(21)	Subsidiaries of the Registrant.
21(a)			—	Subsidiaries of Oncor Electric Delivery Company LLC.
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.
32(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99(a)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	—	Financing Order.

99(b)	333-91935 Form S-3 (filed July 1, 2003)	99(b)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated May 21, 2002.
99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(c)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated February 18, 2000.
99(d)	333-100240 Form 8-K (filed August 31, 2015)	99.1	—

Letter Agreement, dated August 28, 2015, by and among Ovation Acquisition I, L.L.C., Ovation Acquisition II, L.L.C., Oncor Electric Delivery Holdings Company LLC and Oncor Electric Delivery Company LLC.

(101)	XBRL Data Files.
101.INS			—	XBRL Instance Document
101.SCH			—	XBRL Taxonomy Extension Schema Document
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

*    Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

00
ONCOR ELECTRIC DELIVERY COMPANY LLC

Date: February 25, 2016
By /s/ ROBERT S. SHAPARD
(Robert S. Shapard, Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date
/s/	ROBERT S. SHAPARD	Principal Executive	February 25, 2016
	(Robert S. Shapard, Chief Executive)	Officer and Director

/s/	DAVID M. DAVIS	Principal Financial Officer	February 25, 2016
(David M. Davis, Senior Vice President and Chief Financial Officer)

/s/	RICHARD C. HAYS	Principal Accounting Officer	February 25, 2016
(Richard C. Hays, Controller)

/s/	JAMES R. ADAMS	Director and Chairman of our	February 25, 2016
	(James R. Adams)	Board of Directors

/s/	THOMAS M. DUNNING	Director	February 25, 2016
(Thomas M. Dunning)

/s/	ROBERT A. ESTRADA	Director	February 25, 2016
(Robert A. Estrada)

/s/	RHYS EVENDEN	Director	February 25, 2016
(Rhys Evenden)

/s/	THOMAS D. FERGUSON	Director	February 25, 2016
(Thomas D. Ferguson)

/s/	PRINTICE L. GARY	Director	February 25, 2016
(Printice L. Gary)

/s/	WILLIAM T. HILL, JR.	Director	February 25, 2016
(William T. Hill, Jr.)

/s/	TIMOTHY A. MACK	Director	February 25, 2016
(Timothy A. Mack)

/s/	RICHARD W. WORTHAM III	Director	February 25, 2016
(Richard W. Wortham III)

/s/	KNEELAND YOUNGBLOOD	Director	February 25, 2016
(Kneeland Youngblood)

/s/	STEVEN J. ZUCCHET	Director	February 25, 2016
(Steven J. Zucchet)

EXHIBIT INDEX

Exhibits	Previously Filed With File Number*	As Exhibit
3(i)	Articles of Incorporation
3(a)	333-100240 Form 10-Q (filed November 14, 2007)	3(a)	—	Certificate of Formation of Oncor Electric Delivery Company LLC.
3(ii)	By-laws
3(b)	333-100240 Form 10-Q (filed November 6, 2008)	3(a)	—

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

3(d)	333-100240 Form 10-Q (filed July 31, 2015)	3(a)	—

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

Third Amendment to Deed of Trust, Security Agreement and Fixture Filing dated as of November 10, 2011 by and between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to the Bank of New York Mellon, formerly The Bank of New York), as Collateral Agent.

4(p)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer’s Certificate, dated September 13, 2010, establishing the terms of Oncor’s 5.25% Senior Secured Notes due 2040.
4(q)	333-100240 Form 8-K (filed October 12, 2010)	4.1	—	Officer’s Certificate, dated October 8, 2010, establishing the terms of Oncor’s 5.00% Senior Secured Notes due 2017 and 5.75% Senior Secured Notes due 2020.
4(r)	333-100240 Form 8-K (filed October 12, 2010)	4.2	—	Registration Rights Agreement, dated October 8, 2010, among Oncor and the dealer managers named therein
4(s)	333-100240 Form 8-K (filed November 23, 2011)	4.1	—	Officer’s Certificate, dated November 23, 2011, establishing the terms of Oncor’s 4.55% Senior Secured Notes due 2041.
4(t)	333-100240 Form 8-K (filed May 18, 2012)	4.1	—	Officer’s Certificate, dated May 18, 2012, establishing the terms of Oncor’s 4.10% Senior Secured Notes due 2022 and Oncor’s 5.30% Senior Secured Notes due 2042.
4(u)	333-100240 Form 8-K (filed May 13, 2014)	4.1	—	Officer’s Certificate dated May 13, 2014, establishing the terms of Oncor’s 2.15% Senior Secured Notes due 2019.
4(v)	333-100240 Form 8-K (filed May 13, 2014)	4.1	—	Registration Rights Agreement, dated May 13, 2014, among Oncor and the representatives of the initial purchasers of Oncor’s 2.15% Senior Secured Notes due 2019.
4(w)	333-100240 Form 8-K (filed March 30, 2015)	4.1	—	Officer’s Certificate, dated March 24, 2015, establishing the terms of Oncor’s 2.950% Senior Secured Notes due 2025 and 3.750% Senior Secured Notes due 2045.
4(x)	333-100240 Form 8-K (filed March 30, 2015)	4.2	—	Registration Rights Agreement, dated March 24, 2015 among Oncor and the representatives of the initial purchasers of the Notes.
(10)	Material Contracts.
	Management Contracts; Compensatory Plans, Contracts and Arrangements
10(a)	333-100240 2007 Form 10-K (filed March 31, 2008)	10(i)	—	Oncor Electric Delivery Company LLC Non-employee Director Compensation Arrangement.
10(b)	333-100240 Form 8-K (filed February 23, 2009)	10.1	—	Form of Management Stockholder’s Agreement (Senior Management Form).
10(c)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(l)	—	Form of Director Stockholder’s Agreement.
10(d)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(m)	—	Form of Director Sale Participation Agreement.

10(e)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(n)	—	Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan.
10(f)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(o)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Director Stock Appreciation Rights Plan.
10(g)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(p)	—	2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its affiliates.
10(h)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(q)	—	Form of Sale Participation Agreement (Management Form).
10(i)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(r)	—	Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan.
10(j)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(s)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Stock Appreciation Rights Plan.
10(k)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(p)	—	Oncor Salary Deferral Program.
10(l)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(q)	—	Oncor Supplemental Retirement Plan.
10(m)	333-100240 Form 8-K (filed October 24, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Second Amended and Restated Executive Change in Control Policy.
10(n)	333-100240 Form 10-Q (filed July 31, 2015)	10(a)	—	Oncor Electric Delivery Company LLC Third Amended and Restated Executive Change in Control Policy.
10(o)	333-100240 Form 10-Q (filed August 1, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Severance Plan and Summary Plan Description.
10(p)	333-100240 Form 10-Q (filed July 29, 2011)	10(a)	—	Oncor Electric Delivery Company LLC Third Amended and Restated Executive Annual Incentive Plan.
10(q)	333-100240 2012 Form 10-K (filed February 19, 2013)	10(s)	—	Retention Agreement, effective as of February 12, 2013, between Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.
10(r)	333-100240 Form 10-K (filed February 19, 2013)	10(t)	—	Oncor Electric Delivery Company LLC Long-Term Incentive Plan.

10(s)	333-100240 Form 10-K (filed February 19, 2013)	10(u)	—	Form of Oncor Electric Delivery Company LLC Long-Term Incentive Plan Award Agreement.
10(t)	333-100240 Form 8-K (filed October 7, 2013)	10.1	—	Form of Director and Officer Indemnification Agreement.
10(u)	333-100240 Form 10-K (filed February 19, 2010)	10(r)	—	Oncor Split-Dollar Life Insurance Program.
10(v)	333-100240 Form 8-K (filed February 20, 2015)	10.1	—	Retention Agreement, effective as of February 17, 2015, between Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.
10(w)	333-100240 Form 10-K (filed February 27, 2015	10(y)	—	Amendment No. 1 to the Salary Deferral Program, effective as of February 25, 2015.
10(x)	333-100240 Form 8-K (filed March 30, 2015)	10.1	—	Oncor Electric Delivery Company LLC Fourth Amended and Restated Executive Annual Incentive Plan.
10(y)	333-100240 Form 8-K (filed March 30, 2015)	10.2	—	Form of Oncor Electric Delivery Company LLC Long-Term Incentive Plan Award Agreement for performance periods beginning on or after January 1, 2015.
	Credit Agreements
10(z)	333-100240 Form 8-K (filed October 11, 2011)	10.1	—

Amended and Restated Revolving Credit Agreement, dated as of October 11, 2011, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, JPMorgan Chase Bank, N.A., as swingline lender, and JPMorgan Chase Bank, N.A., Barclays Bank PLC, The Royal Bank of Scotland plc, Bank of America, N.A. and Citibank, N.A., as fronting banks for lenders of credit issued thereunder.

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

10(ab)	333-100240 Form 8-K (filed October 8, 2015)	10(a)	—

Extension Agreement, dated October 2, 2015, to that certain Amended and Restated Revolving Credit Agreement by and among Oncor Electric Delivery Company LLC, as the borrower, the banks and other financial institutions party thereto as Lenders, JPMorgan Chase Bank, N.A., as the Agent, the Swingline Lender and a Fronting Bank, and the other Fronting Banks party thereto.

Other Material Contracts
10(ac)	333-100240 2004 Form 10-K (filed March 23, 2005)	10(i)	—

Agreement, dated as of March 10, 2005, by and between Oncor Electric Delivery Company LLC and TXU Energy Company LLC allocating to Oncor Electric Delivery Company LLC the pension and post-retirement benefit costs for all Oncor Electric Delivery LLC employees who had retired or had terminated employment as vested employees prior to January 1, 2002.

10(ad)	333-100240 Form 10-Q (filed November 6, 2008)	10(b)	—

Amended and Restated Tax Sharing Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Oncor Management Investment LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(ae)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUCT in Docket No. 34077.
10(af)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(fff)	—	Amendment to Stipulation Regarding Section 1, Paragraph 35 and Exhibit B in Docket No. 34077.
10(ag)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(ae)	—	PUCT Order on Rehearing in Docket No. 34077.
(12)	Statement Regarding Computation of Ratios.
12(a)			—	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges for the Years Ended December 31, 2015, 2014, 2013, 2012 and 2011.
(21)	Subsidiaries of the Registrant.
21(a)			—	Subsidiaries of Oncor Electric Delivery Company LLC.
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99(a)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	—	Financing Order.
99(b)	333-91935 Form S-3 (filed July 1, 2003)	99(b)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated May 21, 2002.
99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(c)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated February 18, 2000.
99(d)	333-100240 Form 8-K (filed August 31, 2015)	99.1	—

Letter Agreement, dated August 28, 2015, by and among Ovation Acquisition I, L.L.C., Ovation Acquisition II, L.L.C., Oncor Electric Delivery Holdings Company LLC and Oncor Electric Delivery Company LLC.

(101)	XBRL Data Files
101.INS			—	XBRL Instance Document
101.SCH			—	XBRL Taxonomy Extension Schema Document
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
* Incorporated herein by reference.

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of Oncor Electric Delivery Company LLC during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.