Form 10-Q
period 2016-03-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2016-05-05
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 4, 2016,  80.03% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.22% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors.  None of the membership interests are publicly traded.

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

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2015 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2015
AMS	advanced metering system
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

Oncor OPEB Plan

Refers to a plan sponsored by Oncor that offers certain postretirement health care and life insurance benefits to eligible Oncor retirees, certain eligible EFH Corp. retirees, and their eligible dependents.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(millions of dollars)

Operating revenues:
Nonaffiliates	$723	$710
Affiliates	220	236
Total operating revenues	943	946
Operating expenses:
Wholesale transmission service	219	194
Operation and maintenance (Note 10)	182	186
Depreciation and amortization	211	217
Provision in lieu of income taxes (Note 10)	49	58
Taxes other than amounts related to income taxes	113	111
Total operating expenses	774	766
Operating income	169	180
Other income and (deductions) - net (Note 11)	(5)	(1)
Nonoperating provision in lieu of income taxes	(1)	-
Interest expense and related charges (Note 11)	84	81
Net income	$81	$98

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(millions of dollars)

Net income	$81	$98
Other comprehensive income (loss):
Cash flow hedges – derivative value net gain (loss) recognized in net income (net of tax expense of $– and $–) (Note 1)	-	1
Total other comprehensive income (loss)	-	1
Comprehensive income	$81	$99

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(millions of dollars)

Cash flows — operating activities:
Net income	$81	$98
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	223	228
Provision in lieu of deferred income taxes – net	41	(29)
Other – net	(2)	(1)
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 4)	(49)	6
Other operating assets and liabilities	(105)	(139)
Cash provided by operating activities	189	163
Cash flows — financing activities:
Issuances of long-term debt (Note 6)	-	725
Repayments of long-term debt (Note 6)	-	(530)
Net increase in short-term borrowings (Note 5)	214	89
Distributions to members (Note 8)	(56)	(100)
Debt discount, premium, financing and reacquisition expenses – net	-	(10)
Cash provided by financing activities	158	174
Cash flows — investing activities:
Capital expenditures (Note 10)	(335)	(325)
Other – net	(17)	2
Cash used in investing activities	(352)	(323)
Net change in cash and cash equivalents	(5)	14
Cash and cash equivalents — beginning balance	25	4
Cash and cash equivalents — ending balance	$20	$18

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At March 31,	At December 31,
	2016	2015
	(millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$20	$25
Restricted cash — Bondco	60	38
Trade accounts receivable from nonaffiliates – net (Note 11)	382	388
Trade accounts and other receivables from affiliates – net (Note 10)	101	118
Amounts receivable from members related to income taxes (Note 10)	132	136
Materials and supplies inventories — at average cost	100	82
Prepayments and other current assets	101	89
Total current assets	896	876
Investments and other property (Note 11)	94	97
Property, plant and equipment – net (Note 11)	13,234	13,024
Goodwill (Note 11)	4,064	4,064
Regulatory assets – net (Note 4)	1,163	1,194
Other noncurrent assets	41	32
Total assets	$19,492	$19,287
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 5)	$1,054	$840
Long-term debt due currently ― Bondco (Note 6)	41	41
Trade accounts payable (Note 10)	197	150
Amounts payable to members related to income taxes (Note 10)	24	20
Accrued taxes other than amounts related to income	67	181
Accrued interest	67	82
Other current liabilities	141	144
Total current liabilities	1,591	1,458
Long-term debt, less amounts due currently ― Oncor (Note 6)	5,648	5,646
Liability in lieu of deferred income taxes (Note 10)	2,650	2,612
Employee benefit obligations and other (Note 10 and 11)	2,070	2,063
Total liabilities	11,959	11,779
Commitments and contingencies (Note 7)
Membership interests (Note 8):
Capital account ― number of interests outstanding 2016 and 2015 – 635,000,000	7,646	7,621
Accumulated other comprehensive loss	(113)	(113)
Total membership interests	7,533	7,508
Total liabilities and membership interests	$19,492	$19,287

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

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas.  Revenues from TCEH represented 23% and 25% of our total operating revenues for the three months ended March 31, 2016 and 2015, respectively.  We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.  Oncor Holdings owns 80.03% of our membership interests, Texas Transmission owns 19.75% of our membership interests and certain members of our management team and board of directors indirectly own the remaining membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

Our consolidated financial statements include our wholly-owned, bankruptcy-remote financing subsidiary, Bondco, a variable interest entity.  This financing subsidiary was organized for the limited purpose of issuing certain transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.  Bondco issued an aggregate $1.3 billion principal amount of transition bonds during 2003 and 2004.  The 2003 Series transition bonds matured in 2015 and were paid in full.  The 2004 Series transition bonds, with an outstanding balance of $41 million at March 31, 2016, mature in May 2016.  Final true-up proceedings for the transition bonds are expected to be conducted by Oncor and the PUCT during 2016 and are expected to have minimal or no net income impact.

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

EFH Corp. Bankruptcy Proceedings

On the EFH Petition Date, the EFH Debtors commenced proceedings under Chapter 11 of the US Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings.  See Note 2 for a discussion of the potential impacts of the EFH Bankruptcy Proceedings on our financial statements.

Basis of Presentation

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the 2015 Form 10-K.  In the opinion of Oncor management, all adjustments

(consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been made.  All intercompany items and transactions have been eliminated in consolidation.    The results of operations for an interim period may not give a true indication of results for a full year due to seasonality.  All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

Changes in Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-2 (ASU 2016-2), Leases.    The ASU amends previous GAAP to require the balance sheet recognition of lease assets and liabilities for operating leases.  Oncor will be required to adopt the ASU by January 1, 2019 and does not expect to early adopt.  Retrospective application to the 2017 and 2018 comparative periods presented will be required in the year of adoption.  We are currently evaluating the impact of this ASU on our financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-08 (ASU 2016-08), Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net).  ASU 2016-08 clarifies the implementation guidance for principal versus agent considerations related to ASU 2014-09, Revenue from Contracts with Customers, which provides the core principle and key steps in determining the recognition of revenue.  Oncor will be required to adopt these updates by January 1, 2018 and continues to assess the impact on the financial statements.  The adoption is not expected to have a material effect on our reported results of operations, financial condition or cash flows.

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

The US Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date.  Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations.  Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of the EFH Petition Date, we estimated that our receivables from the Texas Holdings Group totaled approximately $129 million.  Since that time, we have collected $127 million of the prepetition amount.  We estimate any potential pre-tax loss resulting from the EFH Bankruptcy Proceedings to be immaterial.  A provision for uncollectible accounts from affiliates has not been established as of March 31, 2016.

Potential Change in Indirect Ownership of Oncor

As part of the EFH Bankruptcy Proceedings, on September 21, 2015, the EFH Debtors filed their fifth amended plan of reorganization (Fifth Amended Plan of Reorganization) and related amended disclosure statement (the Disclosure Statement).  Also on September 21, 2015, the bankruptcy court approved the Disclosure Statement and the EFH Debtors’ related plan of reorganization solicitation procedures.  The EFH Debtors solicited votes on the Fifth Amended Plan of Reorganization and received significant support in favor of confirmation.  The EFH Debtors filed their sixth amended Plan of Reorganization (Sixth Amended Plan of Reorganization) on December 6, 2015 to address and resolve several issues raised by parties in interest and the bankruptcy court.  The bankruptcy court confirmed the EFH Debtors' Sixth Amended Plan of Reorganization by order dated December 9, 2015.

In general, the Sixth Amended Plan of Reorganization called for a merger and investment structure that involved a tax-free deconsolidation of TCEH from EFH Corp., immediately followed by the acquisition of reorganized EFH Corp. financed by existing TCEH creditors and third party investors.  In this regard, the Sixth Amended Plan of Reorganization provided for a series of transactions that would lead to a significant change in the indirect equity ownership of Oncor.  Under  the terms of the Sixth Amended Plan of Reorganization, on the effective date, acquisition entities (Purchasers) controlled by an investor group (collectively, the Investor Group) consisting of certain unsecured creditors of TCEH and an affiliate of Hunt Consolidated, Inc. (Hunt), as well as certain other investors designated by Hunt to acquire (Hunt-Led Acquisition) reorganized EFH Corp. (Reorganized EFH), would acquire pursuant to a merger and purchase agreement (Merger and Purchase Agreement) direct or indirect equity interests in Reorganized EFH and EFIH that indirectly represent all of the outstanding equity interests in Oncor Holdings and at least 80.03% of the outstanding equity interests in Oncor.  As part of the transactions contemplated by the Merger and Purchase Agreement, among other things, the Investor Group intended to raise up to $12.6 billion of equity and debt financing to invest in Reorganized EFH, and a successor to Reorganized EFH would have at some point been converted to a real estate investment trust (REIT) under the Internal Revenue Code.

In addition, and in connection with the Merger and Purchase Agreement referred to above, at the request of and with the consent of EFIH, we and Oncor Holdings entered into a letter agreement with the Purchasers.  The letter agreement set forth certain rights and obligations of the Oncor entities and the Purchasers to cooperate in the manner set forth therein with respect to initial steps to be taken in connection with the Hunt-Led Acquisition and the other transactions described in the Merger and Purchase Agreement.

The letter agreement did not give the Purchasers, directly or indirectly, the right to control or direct the operations of any Oncor entity prior to the receipt of all approvals required by the PUCT and other governmental entities and the consummation of the Hunt-Led Acquisition and related transactions (if and when such transactions are consummated).  In addition, Oncor Holdings and Oncor have not endorsed or approved any restructuring involving Oncor Holdings or Oncor or any other transaction proposed by the Purchasers involving Oncor Holdings or Oncor, and the parties acknowledge that further action will be required by Oncor Holdings and Oncor in order for any such restructuring or other transaction to be completed.

The EFH Debtors and certain creditors are party to a Plan Support Agreement, dated September 11, 2015 (as amended, Plan Support Agreement) that sets forth, among other things, their respective obligations to act and/or support Plans of Reorganization. On May 1, 2016, certain first lien creditors of TCEH delivered a written notice (Plan Support Termination Notice) to the EFH Debtors and the other parties to the Plan Support Agreement notifying such parties of the occurrence of a Plan Support Termination Event (as defined in the Plan Support

Agreement). The delivery of the Plan Support Agreement Termination Notice caused the Sixth Amended Plan of Reorganization to become null and void.

On May 1, 2016, following receipt of the Plan Support Termination Notice, EFH Corp. and EFIH delivered a written notice (Merger and Purchase Agreement Termination Notice) to the Purchasers notifying the Purchasers that EFH Corp. and EFIH terminated the Merger and Purchase Agreement. The termination of the Merger and Purchase Agreement also caused the automatic termination (without the necessity of further action) of (i) certain agreements defining the investment obligations of certain Investor Group members, and (ii) the letter agreement between Oncor and the Purchasers. We understand that, under the constituent documents of Ovation Acquisition I, L.L.C., one of the Purchasers, the termination of the Merger and Purchase Agreement resulted in the dissolution of that entity.

Following the occurrence of the Plan Support Termination Event as described above, the EFH Debtors filed a new joint Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code and a related disclosure statement with the Bankruptcy Court on May 1, 2016.

In connection with the proposed Hunt-Led Acquisition, EFH Corp. took the position that, unless the Purchasers had otherwise acquired, or entered into a definitive agreement with Texas Transmission for the acquisition of the equity interest in Oncor held by Texas Transmission at the consummation of the Hunt-Led Acquisition, certain of EFH Corp.’s  rights contained in the Investor Rights Agreement (Investor Rights Agreement), dated November 2008 among Oncor and certain of its direct and indirect equity holders, including EFH Corp. and Texas Transmission, would require Texas Transmission to sell its equity interest in Oncor to the Purchasers in connection with the Hunt-Led Acquisition. In this regard, in October 2015, EFH Corp. filed a complaint against Texas Transmission alleging breach of Texas Transmission’s obligations under the Investor Rights Agreement for failing to agree to sell its equity interest in Oncor and , if found to be a valid drag right and a valid IPO Conversion (as defined in the Investor Rights Agreement), to cooperate with an IPO Conversion in connection with the proposed Hunt-Led Acquisition.

The Purchasers intervened in the pending litigation.  On April 5, 2016, the Bankruptcy Court indicated it intends to grant summary judgment in favor of EFH Corp. and the Purchasers, but we cannot predict what impact the Plan Support Termination Notice, the Merger and Purchase Agreement Termination Notice, or any other consequences of the Sixth Amended Plan of Reorganization becoming null and void may have on this litigation.  The parties have not had an opportunity to review or respond to the ruling as a final order has not yet been issued. We believe that the parties could have a right to appeal the ruling. Accordingly, the matter has not yet been fully decided.  We cannot predict the ultimate outcome of this pending or any subsequent litigation between EFH Corp. and Texas Transmission relating to the Investor Rights Agreement and the impact of such litigation on the Hunt-Led Acquisition and related transactions.

As a general matter, we cannot predict the ultimate outcome of the EFH Bankruptcy Proceedings, including whether the transactions contemplated by any Plan of Reorganization will (or when they will) close. In September 2015, Oncor and the Purchasers filed in PUCT Docket No. 45188 a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Sixth Amended Plan of Reorganization.  On March 24, 2016, the PUCT issued an order conditionally approving the joint application.  On April 18, 2016, the Purchasers and certain intervenors in PUCT Docket No. 45188 filed motions for rehearing. We cannot predict the results of the motions for rehearing or the ultimate disposition of PUCT Docket No. 45188. Regulatory approvals with respect to the transactions were also the subject of an application filed by Oncor and the Purchasers with FERC.  FERC issued an order conditionally approving the transactions on December 4, 2015.

In connection with PUCT Docket No. 45188, certain cities that have retained original jurisdiction over electric utility rates passed resolutions directing Oncor to file rate review proceedings.  It is unclear what effect an abandonment of the transaction approved in Docket 45188 would have on how or whether any rate proceedings go forward.  For more information, see Note 3 – “City Rate Reviews”.

In addition, in connection with the EFH Bankruptcy Proceedings, the EFH Debtors and various creditor parties entered into a settlement agreement (the Settlement Agreement) in August 2015 (as amended in September 2015) to compromise and settle, among other things (a) intercompany claims among the EFH Debtors, (b) claims and causes of actions against holders of first lien claims against TCEH and the agents under the TCEH Senior Secured

Facilities, (c) claims and causes of action against holders of interests in EFH Corp. and certain related entities and (d) claims and causes of action against each of the EFH Debtors' current and former directors, the Sponsor Group, managers and officers and other related entities.  The Settlement Agreement contemplates a release of such claims upon approval of the Settlement Agreement by the Bankruptcy Court, which would remain in effect whether or not the Hunt-Led Acquisition is completed or the Sixth Amended Plan of Reorganization becomes effective.  The Bankruptcy Court approved the Settlement Agreement in December 2015.

The Settlement Agreement settles substantially all inter-debtor claims through the effective date of the Settlement Agreement.  These settled claims include potentially contentious inter-debtor claims, including various potential avoidance actions and claims arising under numerous debt agreements, tax sharing agreements, and contested property transfers.  The release provisions of the Settlement Agreement took effect immediately upon the entry of the Bankruptcy Court order approving the Settlement Agreement and are not contingent upon either the Sixth Amended Plan of Reorganization becoming effective or the closing of the Hunt-Led Acquisition.  Accordingly, substantially all of the potential affiliate claims, derivative claims and other types of disputes among affiliates (including claims against Oncor) have been resolved by bankruptcy court order.  Accordingly, we believe the Settlement Agreement resolves all affiliate claims against Oncor and its assets existing as of the effective date of the Settlement Agreement.

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

3.    REGULATORY MATTERS

Change in Control Review

In connection with the Hunt-Led Acquisition contemplated by the Sixth Amended Plan of Reorganization filed in the EFH Bankruptcy Proceedings, in September 2015, Oncor and the Purchasers in the Hunt-Led Acquisition filed a joint report and application for regulatory approvals pursuant to PURA, which was conditionally approved on March 24, 2016. For additional information regarding the Hunt-Led Acquisition and application for regulatory approval, see Note 2 to Financial Statements and “City Rate Reviews” below.

City Rate Reviews

In connection with PUCT Docket No. 45188, certain cities that have retained original jurisdiction over electric utility rates passed resolutions directing Oncor to file rate review proceedings.  It is unclear what effect an abandonment of the transaction approved in Docket 45188 would have on how or whether any rate proceedings go forward.  To date, Oncor has received resolutions passed by approximately 50 cities with original jurisdiction over electric utility rates directing Oncor to file rate review proceedings.  In the near future, Oncor expects other cities with original jurisdiction over electric utility rates may consider and possibly enact resolutions directing Oncor to file rate review proceedings.  The resolutions passed require Oncor to file a rate review with each city by September 1, 2016 based on a January 1, 2015 to December 31, 2015 test year, with the cities’ analysis of such rate review filing due on October 13, 2016, Oncor’s rebuttal due on November 10, 2016, and hearings before city councils to be held between November 15 – December 15, 2016.  Final action by each city must be taken within 185 days from the rate review filing date, and Oncor has the right to appeal any city action to the PUCT.

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

See Note 3 to Financial Statements in our 2015 Form 10-K for additional information regarding regulatory matters.

4.    REGULATORY ASSETS AND LIABILITIES

Recognition of regulatory assets and liabilities and the amortization periods over which they are expected to be recovered or refunded through rate regulation reflect the decisions of the PUCT.  Components of the regulatory assets and liabilities are provided in the table below.  Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period at	Carrying Amount At
	March 31, 2016	March 31, 2016	December 31, 2015

Regulatory assets:
Generation-related regulatory assets securitized by transition bonds (a)(e)	< 1 year	$11	$31
Employee retirement costs	4 years	35	38
Employee retirement costs to be reviewed (b)(c)	To be determined	299	291
Employee retirement liability (a)(c)(d)	To be determined	839	853
Self-insurance reserve (primarily storm recovery costs) ― net	4 years	88	95
Self-insurance reserve to be reviewed ― net (b)(c)	To be determined	327	332
Securities reacquisition costs (pre-industry restructure)	1 year	12	14
Securities reacquisition costs (post-industry restructure) ― net	Lives of related debt	9	9
Recoverable amounts in lieu of deferred income taxes ― net	Life of related asset or liability	9	12
Deferred conventional meter and metering facilities depreciation	Largely 5 years	94	100
Deferred AMS costs	To be determined	176	164
Energy efficiency performance bonus (a)	1 year	7	10
Under-recovered wholesale transmission service expense ― net (a)	1 year	22	-
Other regulatory assets	Various	8	9
Total regulatory assets		1,936	1,958

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	723	686
Investment tax credit and protected excess deferred taxes	Various	13	14
Over-collection of transition bond revenues (a)(e)	< 1 year	19	29
Over-recovered wholesale transmission service expense ― net (a)	1 year	-	24
Energy efficiency programs (a)	Not applicable	18	11
Total regulatory liabilities		773	764
Net regulatory asset		$1,163	$1,194

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Costs incurred since the period covered under the last rate review.
(c)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(d)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(e)

Bondco net regulatory liabilities of $10 million at March 31, 2016 consisted of the regulatory liability for over-collection of transition bond revenues of $20 million (excludes $1 million of an over-refund by Oncor related to Series 2003-1 transition bonds) net of $10 million included in generation-related regulatory assets.   Bondco net regulatory assets of $10 million at December 31, 2015 consisted of $31 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $21 million (excludes $8 million of over-collections related to Series 2003-1 transition bonds assumed by Oncor for final settlement).

5.    BORROWINGS UNDER CREDIT FACILITIES

At March 31, 2016, we had a $2.0 billion secured revolving credit facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances.  The revolving credit facility expires in October 2017.  The terms of the revolving credit facility allow us to request an increase in our borrowing capacity of $100 million in the aggregate and/or a one-year extension, provided certain conditions are met, including lender approval.

Borrowings under the revolving credit facility are classified as short-term on the balance sheet and are secured equally and ratably with all of our other secured indebtedness by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.

At March 31, 2016, we had outstanding borrowings under the revolving credit facility totaling $1.054 billion with an interest rate of 1.56% and outstanding letters of credit totaling $7 million.  At December 31, 2015, we had outstanding borrowings under the revolving credit facility totaling $840 million with an interest rate of 1.48% and outstanding letters of credit totaling $7 million.

Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  At March 31, 2016, all outstanding borrowings bore interest at LIBOR plus 1.125%.  Amounts borrowed under the revolving credit facility, once repaid, can be borrowed again from time to time.

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.100% to 0.275% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the revolving credit facility.  Letter of credit fees on the stated amount of letters of credit issued under the revolving credit facility are payable to the lenders quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR.  Customary fronting and administrative fees are also payable to letter of credit fronting banks.  At March 31, 2016, letters of credit bore interest at 1.325%, and a commitment fee (at a rate of 0.125% per annum) was payable on the unfunded commitments under the revolving credit facility, each based on our current credit ratings.

Subject to the limitations described below, borrowing capacity available under the revolving credit facility at March 31, 2016 and December 31, 2015 was $939 million and $1.153 billion, respectively.  Generally, our indentures and revolving credit facility limit the incurrence of other secured indebtedness except for indebtedness secured equally and ratably with the indentures and revolving credit facility and certain permitted exceptions.  As described further in Note 6, the Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust.  At March 31, 2016, the available borrowing capacity of the revolving credit facility could be fully drawn.

The revolving credit facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring additional liens; entering into mergers and consolidations; and sales of substantial assets.  In addition, the revolving credit facility requires that we maintain a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.  For purposes of the ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP).  The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco.  Capitalization is calculated as membership interests determined in accordance with US GAAP plus indebtedness described above.  At March 31, 2016, we were in compliance with this covenant and with all other covenants.

6.    LONG-TERM DEBT

At March 31, 2016 and December 31, 2015, our long-term debt consisted of the following:

	March 31,	December 31,
	2016	2015

Oncor (a):
5.000% Fixed Senior Notes due September 30, 2017	$324	$324
6.800% Fixed Senior Notes due September 1, 2018	550	550
2.150% Fixed Senior Notes due June 1, 2019	250	250
5.750% Fixed Senior Notes due September 30, 2020	126	126
4.100% Fixed Senior Notes due June 1, 2022	400	400
7.000% Fixed Debentures due September 1, 2022	800	800
2.950% Fixed Senior Notes due April 1, 2025	350	350
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
4.550% Fixed Senior Notes due December 1, 2041	400	400
5.300% Fixed Senior Notes due June 1, 2042	500	500
3.750% Fixed Senior Notes due April 1, 2045	375	375
Unamortized discount and debt issuance costs	(52)	(54)
Less amount due currently	-	-
Long-term debt, less amounts due currently — Oncor	5,648	5,646

Bondco (b):
5.290% Fixed Series 2004 Bonds due May 15, 2016	41	41
Total	41	41
Less amount due currently	(41)	(41)
Long-term debt, less amounts due currently — Bondco	-	-
Total long-term debt, less amounts due currently	$5,648	$5,646

__________

(a)   Secured by first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.

(b)   The transition bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt-Related Activity in 2016

There were no issuances or repayments of long-term debt in the three months ended March 31, 2016.

Deed of Trust

Our secured indebtedness, including the revolving credit facility described in Note 5, is secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At March 31, 2016, the amount of available bond credits was approximately $2.363 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $1.302 billion.

Fair Value of Long-Term Debt

At March 31, 2016 and December 31, 2015, the estimated fair value of our long-term debt (including current maturities, if any) totaled $6.614 billion and $6.287 billion, respectively, and the carrying amount totaled $5.689 billion and $5.687 billion, respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

7.    COMMITMENTS AND CONTINGENCIES

EFH Bankruptcy Proceedings

On the EFH Petition Date,  the EFH Debtors commenced proceedings under Chapter 11 of the US Bankruptcy Code.    The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  See Notes  2 and 10 for  a  discussion of the potential impacts on us as a result of the EFH Bankruptcy Proceedings and our related-party transactions involving members of the Texas Holdings Group, respectively.

Legal/Regulatory Proceedings

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.  See Note 3 in this report and Note 8 to Financial Statements in our 2015 Form 10-K for additional information regarding our legal and regulatory proceedings.

8.    MEMBERSHIP INTERESTS

Cash Distributions

Distributions are limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At March 31, 2016,  $54 million was available for distribution to our members as our regulatory capitalization ratio was 59.7% debt to 40.3% equity.  The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  The debt calculation excludes transition bonds issued by Bondco.  Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of purchase accounting (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

On April 27, 2016, our board of directors declared a cash distribution of an amount up to and including $65 million, to be paid to our members in May 2016, with the exact amount to be determined by management in accordance with the regulatory capital structure limitation described above.  In February 2016, our board of directors declared, and we paid a cash distribution of $56 million to our members.

Membership Interests

The following table presents the changes to membership interests during the three months ended March 31, 2016 and 2015:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests

Balance at December 31, 2015	$7,621	$(113)	$7,508
Net income	81	-	81
Distributions	(56)	-	(56)
Net effects of cash flow hedges (net of tax)	-	-	-
Balance at March 31, 2016	$7,646	$(113)	$7,533

Balance at December 31, 2014	$7,625	$(107)	$7,518
Net income	98	-	98
Distributions	(100)	-	(100)
Net effects of cash flow hedges (net of tax)	-	1	1
Balance at March 31, 2015	$7,623	$(106)	$7,517

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015:

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2015	$(22)	$(91)	$(113)
Defined benefit pension plans (net of tax)	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	-	-	-
Balance at March 31, 2016	$(22)	$(91)	$(113)

Balance at December 31, 2014	$(24)	$(83)	$(107)
Defined benefit pension plans (net of tax)	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	1	-	1
Balance at March 31, 2015	$(23)	$(83)	$(106)

9.    PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS PLANS

Pension Plans

We participate in and have liabilities under the Oncor Retirement Plan and the EFH Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Internal Revenue Code of 1986, as amended, and are subject to the provisions of ERISA.  Employees do not contribute to either plan.  We also have a supplemental pension plan for certain employees whose retirement benefits cannot be fully earned under the qualified retirement plans.  See Note 10 to Financial Statements in our 2015 Form 10-K for additional information regarding pension plans.

OPEB Plan

The Oncor OPEB Plan includes our eligible current and future retirees as well as certain eligible retirees of EFH Corp. whose employment included service with both Oncor (or a predecessor regulated electric business) and a non-regulated business of EFH Corp.  EFH Corp. retains its portion of the liability for retiree benefits related to those retirees.   As we are not responsible for EFH Corp.’s portion of the Oncor OPEB Plan’s unfunded liability, that amount is not reported on our balance sheet.  See Note 10 to Financial Statements in our 2015 Form 10-K for additional information.

Pension and OPEB Costs

Our net costs related to pension and OPEB plans for the three months ended March 31, 2016 and 2015 were comprised of the following:

	Three Months Ended March 31,
	2016	2015

Components of net allocated pension costs:
Service cost	$6	$6
Interest cost	34	33
Expected return on assets	(31)	(29)
Amortization of net loss	10	16
Net pension costs	19	26
Components of net OPEB costs:
Service cost	2	2
Interest cost	12	11
Expected return on assets	(2)	(3)
Amortization of prior service cost	(5)	(5)
Amortization of net loss	8	8
Net OPEB costs	15	13
Total net pension and OPEB costs	34	39
Less amounts deferred principally as property or a regulatory asset	(25)	(28)
Net amounts recognized as expense	$9	$11

The discount rates reflected in net pension and OPEB costs in 2016 are 4.28%,  4.57% and 4.60% for the Oncor Retirement Plan, the EFH Retirement Plan and the OPEB plan, respectively.  The expected return on pension and OPEB plan assets reflected in the 2016 cost amounts are 5.53%,  5.64% and 6.30% for the Oncor Retirement Plan, the EFH Retirement Plan and the OPEB plan, respectively.

Pension and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and OPEB plan of $1 million and $6 million, respectively, during the three months ended March 31, 2016, and we expect to make additional cash contributions to the pension plans and OPEB plan of $3 million and $24 million, respectively, during the remainder of 2016.

10.   RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions.  See Note 2 for additional information regarding related-party contingencies resulting from the EFH Bankruptcy Proceedings.

•

We record revenue from TCEH, principally for electricity delivery fees, which totaled $220 million and $236 million for the three months ended March 31, 2016 and 2015, respectively.  The fees are based on rates regulated by the PUCT that apply to all REPs.  These revenues included less than $1 million for each of the three-month periods ended March 31, 2016 and 2015 pursuant to a transformer maintenance agreement with TCEH.

Trade accounts and other receivables from EFH Corp. affiliates – net reported on our balance sheet, primarily consisting of trade receivables from TCEH related to these electricity delivery fees, are as follows:

	At March 31,	At December 31,
	2016	2015

Trade accounts and other receivables from affiliates	$103	$120
Trade accounts and other payables to affiliates	(2)	(2)
Trade accounts and other receivables from affiliates – net	$101	$118

•

EFH Corp. subsidiaries charge us for certain administrative services at cost.  Our payments to EFH Corp. subsidiaries for administrative services, which are primarily reported in operation and maintenance expenses, totaled less than $1 million and $5 million for the three months ended March 31, 2016 and 2015, respectively.    We also charge each other for shared facilities at cost.  Our payments to EFH Corp. for shared facilities totaled $1 million for the each of the three-month periods ended March 31, 2016 and 2015.    Payments we received from EFH Corp. subsidiaries related to shared facilities totaled less than $1  million for the each of the three-month periods ended March 31, 2016 and 2015, respectively.

•

We are not a member of EFH Corp.’s consolidated tax group, but EFH Corp.’s consolidated federal income tax return includes EFH Corp.’s portion of our results due to EFH Corp.’s equity ownership in us.  Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., we are generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return.  For periods prior to the tax sharing agreement (entered into in October 2007 and amended and restated in November 2008), we are responsible for our share, if any, of redetermined tax liability for the EFH Corp. consolidated tax group.  EFH Corp. also includes our results in its consolidated Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return.  See discussion in Note 1 to Financial Statements in our 2015 Form 10-K under “Income Taxes.”  Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members.  No income tax payments were made to or received from members in the three months ended March 31, 2016 and 2015.  In the unlikely event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At March 31, 2016			At December 31, 2015
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes receivable	$(105)	$(27)	$(132)	$(109)	$(27)	$(136)
Texas margin taxes payable	24	-	24	20	-	20
Net payable (receivable)	$(81)	$(27)	$(108)	$(89)	$(27)	$(116)

•

Our PUCT-approved tariffs include requirements to assure adequate creditworthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Bondco.  Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods.  Accordingly, at both March 31, 2016 and December 31, 2015, TCEH had posted security in the amount of $6 million for our benefit.

•

Under Texas regulatory provisions, the trust fund for decommissioning TCEH’s Comanche Peak nuclear generation facility is funded by a delivery fee surcharge we collect from REPs and remit monthly to TCEH.  Delivery fee surcharges totaled $4 million for each of the three-month periods ended March 31, 2016 and 2015, respectively.  Our sole obligation with regard to nuclear decommissioning is as the collection agent of funds charged to ratepayers for nuclear decommissioning activities.  If, at the time of decommissioning, actual decommissioning costs exceed available trust funds, we would not be obligated to pay any shortfalls but would be required to collect any rates approved by the PUCT to recover any additional decommissioning costs.  Further, if there were to be a surplus when decommissioning is complete, such surplus would be returned to ratepayers under terms prescribed by the PUCT.

•

Related parties of the Sponsor Group have (1) sold, acquired or participated in the offerings of our debt or debt securities in open market transactions or through loan syndications, and (2) performed various financial advisory, dealer, commercial banking and investment banking services for us and certain of our affiliates for which they have received or will receive customary fees and expenses, and may from time to time in the future participate in any of the items in (1) and (2) above.  Also, as of March 31, 2015, 16.6% of the equity in an existing vendor of the company was acquired by a member of the Sponsor Group.  During 2016 and 2015, this vendor performed transmission and distribution system construction and maintenance services for us.  Cash payments were made for such services to this vendor totaling $37 million dollars for the three months ended March 31, 2016 of which approximately $35 million was capitalized and $2 million recorded to operation and maintenance expense.  At March 31, 2016 we had outstanding trade payables to this vendor of $3 million.

See Note 8 for information regarding distributions to members and Note 9 for information regarding our participation in the EFH Corp. pension plan and transactions with EFH Corp. involving employee benefit matters.

11.   SUPPLEMENTARY FINANCIAL INFORMATION

Major Customers

Revenues from TCEH represented  23% and 25% of our total operating revenues for the three months ended March 31, 2016 and 2015, respectively.  Revenues from REP subsidiaries of NRG Energy, Inc., a nonaffiliated entity, collectively represented 16% and 17% of our total operating revenues for the three months ended March 31, 2016 and 2015, respectively.    No other customer represented 10% or more of our total operating revenues.

Other Income and (Deductions)

	Three Months Ended March 31,
	2016	2015

Accretion of fair value adjustment (discount) to regulatory assets due to purchase accounting	$1	$2
Gain on disposition of property	1	-
Professional fees	(4)	(2)
Non-recoverable pension and OPEB (Note 9)	(1)	(2)
Gains (losses) on certain benefit plan trust assets	(2)	1
Total other income and (deductions) - net	$(5)	$(1)

Interest Expense and Related Charges

	Three Months Ended March 31,
	2016	2015

Interest expense	$85	$81
Amortization of debt issuance costs and discounts	1	1
Allowance for funds used during construction – capitalized interest portion	(2)	(1)
Total interest expense and related charges	$84	$81

Restricted Cash

Restricted cash amounts reported on our balance sheet at March 31, 2016 and December 31, 2015 relate to the transition bonds.

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2016	2015

Gross trade accounts and other receivables - net	$486	$509
Trade accounts and other receivables from affiliates - net	(101)	(118)
Allowance for uncollectible accounts	(3)	(3)
Trade accounts receivable from nonaffiliates – net	$382	$388

At March 31, 2016 and December 31, 2015, REP subsidiaries of NRG Energy, Inc., a nonaffiliated entity, collectively represented approximately 12% and 13% of the nonaffiliated trade accounts receivable amount, respectively.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.  Due to commitments made to the PUCT in 2007, we are not allowed to recover bad debt expense, or certain other costs and expenses, from ratepayers in the event of a default or bankruptcy by an affiliate REP.

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2016	2015

Assets related to employee benefit plans, including employee savings programs	$91	$94
Land and other investments	3	3
Total investments and other property	$94	$97

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2016	2015

Total assets in service	$19,212	$19,072
Less accumulated depreciation	6,572	6,479
Net of accumulated depreciation	12,640	12,593
Construction work in progress	579	416
Held for future use	15	15
Property, plant and equipment – net	$13,234	$13,024

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet consisted of the following:

	At March 31, 2016			At December 31, 2015
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Identifiable intangible assets subject to amortization included in property, plant and equipment:
Land easements	$467	$92	$375	$467	$91	$376
Capitalized software	446	284	162	435	269	166
Total	$913	$376	$537	$902	$360	$542

Aggregate amortization expense for intangible assets totaled $16 million for each of the three-month periods ended March 31, 2016 and 2015, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense

2016	$61
2017	52
2018	47
2019	44
2020	43

At both March 31, 2016 and December 31, 2015, goodwill totaling $4.1 billion was reported on our balance sheet.  None of this goodwill is being deducted for tax purposes.

Employee Benefit Obligations and Other

Employee benefit obligations and other reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2016	2015

Retirement plans and other employee benefits	$1,985	$1,985
Uncertain tax positions (including accrued interest)	3	3
Investment tax credits	14	15
Other	68	60
Total employee benefit obligations and other	$2,070	$2,063

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2016	2015

Cash payments (receipts) related to:
Interest	$98	$118
Capitalized interest	(2)	(1)
Interest (net of amounts capitalized)	$96	$117
Noncash construction expenditures (a)	$82	$60

_____________

(a)	Represents end-of-period accruals.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2016 and 2015 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements as well as the Risk Factors contained in our 2015 Form 10-K.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas.  Revenues from TCEH represented 23%  and 25%  of our reported total operating revenues for the three months ended March 31, 2016 and 2015, respectively.  We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  Oncor Holdings owns 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly own the remaining 0.22% of the outstanding membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

Significant Activities and Events

EFH Bankruptcy Proceedings — On the EFH Petition Date, the EFH Debtors commenced proceedings under Chapter 11 of the US Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings.  See Note 2 to Financial Statements for a discussion of the potential impacts of the EFH Bankruptcy Proceedings on our financial statements and a discussion of the proposed change in control of Oncor’s indirect majority owner in connection with such proceedings.

The US Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date.  Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations.  Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of the EFH Petition Date, we estimated that our receivables from the Texas Holdings Group totaled approximately $129 million.  Since that time, we have collected $127 million of the prepetition amount.  We estimate any potential pre-tax loss resulting from the EFH Bankruptcy Proceedings to be immaterial.  A provision for uncollectible accounts from affiliates has not been established as of March 31, 2016.

The EFH Bankruptcy Proceedings are a complex litigation matter and the full extent of potential exposure at this time is unknown.  We will continue to evaluate our affiliate transactions and contingencies throughout the EFH Bankruptcy Proceedings to determine any risks and resulting impacts on our results of operations, financial statements and cash flows. See Notes 2, 3, 7 and 10 to Financial Statements and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information.

For information regarding matters with the PUCT, see discussion below under “Regulation and Rates.”

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended March 31,		%
	2016	2015	Change

Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	8,649	10,409	(16.9)
Other (a)	16,884	16,908	(0.1)
Total electric energy volumes	25,533	27,317	(6.5)
Reliability statistics (b):
System Average Interruption Duration Index (SAIDI) (nonstorm)	96.6	94.5	2.2
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.4	1.3	7.7
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	70.9	71.4	(0.7)
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,393	3,345	1.4

	Three Months Ended March 31,		$
	2016	2015	Change

Operating revenues:
Distribution base revenues	$415	$449	$(34)
Transmission base revenues (c)	226	205	21
Reconcilable rates:
TCRF (c)	301	267	34
Transition charges	21	34	(13)
AMS surcharges	35	37	(2)
EECRF and rate case expense surcharges	13	13	-
Other miscellaneous revenues	14	14	-
Intercompany eliminations (c)	(82)	(73)	(9)
Total operating revenues	$943	$946	$(3)

________________

(a)Includes small business, large commercial and industrial and all other non-residential distribution points of delivery.

(b)SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.  The statistics presented are based on twelve months ended March 31, 2016 and 2015 data.

(c)A portion of transmission base revenues (TCOS) is recovered from Oncor’s distribution customers through the TCRF rate.

Financial Results — Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Total operating revenues decreased $3 million to $943 million in 2016.  All revenue is billed under tariffs approved by the PUCT.  The change reflected:

•

A Decrease in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on January 1, 2012.  The $34 million decrease in distribution base rate revenues consisted of a  $40 million impact of lower consumption primarily driven by milder weather conditions, partially offset by a  $6 million increase due to growth in points of delivery.

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $21 million increase in transmission base revenues primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table below for a listing of Transmission Interim Rate Update Applications impacting revenues for the three months ended March 31, 2016 and 2015, as well as filings that will impact revenues for the year ended December 31, 2016.

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

-

An  Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $34 million increase in TCRF revenue reflects the pass through of a  $25 million increase in third-party wholesale transmission expense described below and a $9 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At March 31, 2016,  $22 million was deferred as under-recovered wholesale transmission service expense.  See TCRF Filings Table below for a listing of TCRF filings impacting cash flows for the three months ended March 31, 2016 and 2015, as well as filings that will impact cash flows for the year ended December 31, 2016.

TCRF Filings Table

			Semi-Annual
			Billing Impact
Docket No.	Filed	Effective	Increase (Decrease)
45406	December 2015	March 2016 – August 2016	$(64)
44771	May 2015	September 2015 – February 2016	$47
43858	December 2014	March 2015 – August 2015	$(27)
42558	May 2014	September 2014 – February 2015	$71

-

A Decrease in Transition Charges —  Transition charge revenue is dedicated to paying the principal and interest of transition bonds.  We account for the difference between transition charge revenue recognized and cost related to the transition bonds as a regulatory asset or liability.  The $13 million decrease in charges related to transition bonds corresponds with an offsetting decrease in amortization and interest expense and primarily reflects the maturity of the 2003 Series transition bonds during 2015.  The final 2004 Series transition bonds mature in May 2016. As such, we anticipate that our 2016 transition charge revenue will cease upon recovery of the debt service costs in the second quarter of 2016.  Final true-up proceedings for the transition bonds are expected to be conducted by Oncor and the PUCT during 2016 and are expected to have minimal or no net income impact.

-

A  Decrease in AMS Surcharges — The PUCT has authorized monthly per customer advanced meter cost recovery factors designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  We recognize revenues equal to reconcilable expenses incurred including depreciation net of calculated savings plus a return component on our investment.    The $2 million decrease in recognized AMS revenues is primarily due to lower AMS deployment costs.

-

No Change in EECRF and Rate Case Expense Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the three months ended March 31, 2016 and 2015, as well as filings that will impact revenues for the year ended December 31, 2016.

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

•

No Change in Other Miscellaneous Revenues  — Miscellaneous revenues include disconnect/reconnect fees and other discretionary revenues for services requested by REPs, services provided on a time and materials basis, rents, energy efficiency performance bonuses approved by the PUCT and other miscellaneous revenues.

Wholesale transmission service expense increased $25 million, or 13%, to $219 million in 2016 due to higher fees paid to other transmission entities.

Operation and maintenance expense decreased $4 million, or 2%, to $182 million in 2016.  Operation and maintenance expense decreased due to lower contractor costs of $4 million and lower vegetation management costs of $2 million, which were partially offset by higher labor related costs of $2 million.  Amortization of regulatory assets reported in operation and maintenance expense totaled $12 million and $13 million for the three months ended March 31, 2016 and 2015, respectively.

Depreciation and amortization decreased $6 million, or 3%, to $211 million in 2016.  The decrease reflects lower amortization of regulatory assets of $13 million related to the maturity of the 2003 Series transition bonds (with an offsetting decrease in revenues), which was partially offset by a $7 million increase attributed to ongoing investments in property, plant and equipment.

Taxes other than amounts related to income taxes increased $2 million, or 2%, to $113 million in 2016.  The change is primarily driven by an increase in property taxes.

Other income and (deductions) – net declined $4 million in 2016.  The change primarily reflects losses on certain employee benefit plan trust assets.  See Note 11 to Financial Statements.

Provision in lieu of income taxes totaled $48 million (including a $1 million benefit related to nonoperating income) in 2016 compared to $58 million (all of which related to operating income) in 2015.  The effective income tax rate on pretax income was 37.2% for each of the years 2016 and 2015.  The effective income tax rate on pretax income differs from the US federal statutory rate of 35% primarily due to the effect of the Texas margin tax.

Interest expense and related charges increased $3 million, or 4%, to $84 million in 2016.  The change is attributable to higher average interest rates as well as higher outstanding debt balances.

Net income decreased $17 million, or 17%, to $81 million in 2016.  The change primarily reflects lower distribution base revenues driven by milder weather conditions, partially offset by lower operations and maintenance expenses and lower income taxes.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Cash provided by operating activities totaled $189 million and $163 million in 2016 and 2015, respectively. The $26 million increase is primarily the result of a $22 million decrease in storm related repairs, an $18 million decrease in interest payments due to the retirement of the 2003 Series transition bonds and a $13 million increase in transmission and distribution receipts, partially offset by a $25 million increase in prepayments.

Cash provided by financing activities totaled $158 million and $174 million in 2016 and 2015, respectively.  The $16 million decrease primarily reflects a  $725 million debt issuance in the prior period, partially offset by $530 million of debt repayments in the prior period, an increase in short-term borrowings of $125 million, a decrease in distributions to our members of $44 million and a decrease in debt issuance costs of $10 million.  See Notes 6 and 8 to Financial Statements for additional information regarding long-term debt activity and distributions to our members, respectively.

Cash used in investing activities, which consists primarily of capital expenditures, totaled $352 million and $323 million in 2016 and 2015, respectively.  The 2016 activity reflected increases in capital expenditures for transmission and distribution facilities to serve new customers and infrastructure capital maintenance spending and a  $19 million increase in Bondco restricted funds related to collections for the 2004 Series transition bonds  which are included in the Other caption under investing activities.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $12 million and $11 million more than the amounts reported in the statements of consolidated income in the three months ended March 31, 2016 and 2015, respectively.  The differences result from amortization reported in the following different lines items in the statements of consolidated income: regulatory asset amortization (reported in operation and maintenance expense), the accretion of the adjustment (discount) to regulatory assets (reported in other income) and the amortization of debt fair value discount (reported in interest expense and related charges).

Long-Term Debt Activity  — There were no issuances or repayments of long-term debt in the three months ended March 31, 2016.

See Note 6 to Financial Statements for additional information regarding long-term debt.

Available Liquidity/Credit Facility — Our primary source of liquidity, aside from operating cash flows, is our ability to borrow under our revolving credit facility.  At March 31, 2016, we had a $2.0 billion secured revolving credit facility.  The revolving credit facility expires in October 2017.  Subject to the limitations described below, available borrowing capacity under our revolving credit facility totaled $939 million and $1.153 billion at March 31, 2016 and December 31, 2015, respectively.  We may request an increase in our borrowing capacity of $100 million in the aggregate and/or a one-year extension, provided certain conditions are met, including lender approval.

The revolving credit facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At March 31, 2016, we were in compliance with the covenant.  See “Financial Covenants, Credit Rating Provisions and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.  The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that have been certified to the Deed of Trust collateral agent.  Accordingly, the availability under our revolving credit facility is limited by the amount of available bond credits and any property additions certified to the Deed of Trust collateral agent in connection with the revolving credit facility borrowings.    To the extent we continue to issue debt securities secured by the Deed of Trust, those debt securities would also be limited by the amount of available bond credits and any property additions that have been certified to the Deed of Trust collateral agent.  At March 31, 2016, the available bond credits totaled $2.363 billion, and the amount of additional potential indebtedness that could be secured by property additions, subject to the completion of a certification process, totaled $1.302 billion.  At March 31, 2016, the available borrowing capacity of the revolving credit facility could be fully drawn.

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

Cash and cash equivalents totaled $20 million and $25 million at March 31, 2016 and December 31, 2015, respectively.  Available liquidity (cash and available revolving credit facility capacity) at March 31, 2016 totaled $959 million, reflecting a  decrease of $219 million from December 31, 2015.  The decrease reflects the ongoing capital investment in transmission and distribution infrastructure.

We also committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At March 31, 2016 and December 31, 2015, our regulatory capitalization ratios were 59.7% debt to 40.3% equity and 59.8% debt to  40.2% equity, respectively.  See Note 8 to Financial Statements for discussion of the regulatory capitalization ratio.

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

We expect cash flows from operations, combined with availability under the revolving credit facility, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-

term debt and capital spending for at least the next twelve months.  We do not anticipate the EFH Bankruptcy Proceedings to have a material impact on our liquidity.  Should additional liquidity or capital requirements arise, we may need to access capital markets, generate equity capital or preserve equity through reductions or suspension of distributions to members.  In addition, we may also consider new debt issuances, repurchases, exchange offers and other transactions in order to refinance or manage our long-term debt.  The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be recoverable through rates.

Distributions —  On April 27, 2016, our board of directors declared a cash distribution of an amount up to and including $65 million, to be paid to our members in May 2016, with the exact amount to be determined by management in accordance with the regulatory capital structure limitation described above.  In February 2016, our board of directors declared, and we paid a cash distribution of $56 million to our members.

See Note 8 to Financial Statements for discussion of the distribution restriction.

Pension and OPEB Plan Funding — Our funding for the pension plans and the OPEB plans in the calendar year 2016 is expected to total $4 million and $30 million, respectively.  In the three months ended March 31, 2016, we made cash contributions to the pension plans and the OPEB plans of $1 million and $6 million, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility contains a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP).  The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco.  Capitalization is calculated as membership interests determined in accordance with US GAAP plus indebtedness described above.  At March 31, 2016, we were in compliance with this covenant.

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

Presented below are the credit ratings assigned for our debt securities at May 4, 2016.  Oncor remains on “developing” outlook with S&P, “positive” outlook with Moody’s and “stable” outlook with Fitch.

Senior Secured
S&P	A
Moody’s	Baa1
Fitch	BBB+

As described in Note 7 to Financial Statements in our 2015 Form 10-K, our long-term debt, excluding Bondco’s non-recourse debt, is currently secured pursuant to the Deed of Trust by a first priority lien on certain of our transmission and distribution assets and is considered senior secured debt.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — Our revolving credit facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Based on the current ratings assigned to our debt securities at May 4, 2016, our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.125%.  A decline in credit ratings would increase the cost of our revolving credit facility and likely increase the cost of any debt issuances and additional credit facilities.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under our revolving credit facility, a default by us or our subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $50 million that are not discharged within 60 days may cause the maturity of outstanding balances ($1.054 billion in short-term borrowings and $7 million in letters of credit at March 31, 2016) under that facility to be accelerated.  Additionally, under the Deed of Trust, an event of default under either our revolving credit facility or our indentures would permit our lenders and the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Guarantees — At March 31, 2016, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2016, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Matters with the PUCT

Change in Control Review (PUCT Docket No. 45188) — In connection with the Hunt-Led Acquisition contemplated by the Sixth Amended Plan of Reorganization filed in the EFH Bankruptcy Proceedings, in September 2015, Oncor and the Purchasers in the Hunt-Led Acquisition filed a joint report and application for regulatory approvals pursuant to PURA, which was conditionally approved on March 24, 2016.  For additional information regarding the Hunt-Led Acquisition and application for regulatory approval, see Note 2 to Financial Statements and “City Rate Reviews” below.

City Rate Reviews

In connection with PUCT Docket No. 45188, certain cities that have retained original jurisdiction over electric utility rates passed resolutions directing Oncor to file rate review proceedings.  It is unclear what effect an abandonment of the transaction approved in Docket 45188 would have on how or whether any rate proceedings go forward.  To date, Oncor has received resolutions passed by approximately 50 cities with original jurisdiction over electric utility rates directing Oncor to file rate review proceedings.   In the near future, Oncor expects other cities with original jurisdiction over electric utility rates may consider and possibly enact resolutions directing Oncor to file rate review proceedings.  The resolutions passed require Oncor to file a rate review with each city by September 1, 2016 based on a January 1, 2015 to December 31, 2015 test year, with the cities’ analysis of such rate review filing due on October 13, 2016, Oncor’s rebuttal due on November 10, 2016, and hearings before city councils to be held between November 15 – December 15, 2016.  Final action by each city must be taken within 185 days from the rate review filing date, and Oncor has the right to appeal any city action to the PUCT.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  All of our long-term debt at March 31, 2016 and December 31, 2015 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Form 10-K and is therefore not presented herein.

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

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates totaled $98 million at March 31, 2016,  of which $2 million has been offset with trade accounts and other payables and $3 million of which is secured by letters of credit posted by TCEH for our benefit.  Our credit risk exposure associated with receivables from members related to income taxes totaled $132 million at March 31, 2016.  Due to commitments made to the PUCT, this concentration of accounts receivable from affiliates increases the risk that a default could have a material effect on earnings and cash flows.  See Notes 2, 7 and 10 to Financial Statements for additional information regarding the potential impacts of the EFH Bankruptcy Proceedings on our transactions with affiliates and for additional information regarding our transactions involving members of the Texas Holdings Group.

Our exposure to credit risk associated with trade accounts receivable from nonaffiliates totaled $385 million at March 31, 2016.  The nonaffiliated receivable amount is before the allowance for uncollectible accounts, which totaled $3 million at March 31, 2016.  The nonaffiliated exposure includes trade accounts receivable from REPs totaling $258 million, which are almost entirely noninvestment grade.  At March 31, 2016, REP subsidiaries of a nonaffiliated entity collectively represented approximately 12% of the nonaffiliated trade receivable amount.  No other nonaffiliated parties represented 10% or more of the total trade accounts receivable amount.  We view our exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.”  All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements.  Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Form 10-K, “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the US Congress, the Texas Legislature, the Governor of Texas, the US Federal Energy Regulatory Commission, the PUCT, the North American Energy Regulatory Corporation, the Texas Reliability Entity, Inc., the Environmental Protection Agency, and the Texas Commission on Environmental Quality, with respect to:

-	allowed rate of return;
-	permitted capital structure;
-	industry, market and rate structure;
-	recovery of investments;
-	acquisition and disposal of assets and facilities;
-	operation and construction of facilities;
-	changes in tax laws and policies, and
-	changes in and compliance with environmental, reliability and safety laws and policies;
•	legal and administrative proceedings and settlements, including the exercise of equitable powers by courts;
•	any impacts on us as a result of the EFH Bankruptcy Proceedings and the change in indirect ownership of Oncor proposed in such proceedings;
•	weather conditions and other natural phenomena;
•	acts of sabotage, wars or terrorist or cyber security threats or activities;
•	economic conditions, including the impact of a recessionary environment;
•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;
•	changes in business strategy, development plans or vendor relationships;
•	unanticipated changes in interest rates or rates of inflation;
•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;
•	inability of various counterparties to meet their financial obligations to us, including failure of counterparties to perform under agreements;
•	general industry trends;
•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;
•	changes in technology used by and services offered by us;
•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;
•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB, and future funding requirements related thereto;
•	significant changes in critical accounting policies material to us;

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

ITEM 1A.   RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control.  In addition to the other information set forth in this report, including “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in “Part I, Item 1A.  Risk Factors” in our 2015 Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in such reports are not the only risks we face.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed*	As
	With File Number	Exhibit
(10)	Material Contracts.
Management Contracts; Compensatory Plans, Contracts and Arrangements.
10(a)			—	Oncor Supplemental Retirement Plan, as amended.

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.
31(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.

99			—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2016.

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

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
David M. Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date:  May 4, 2016

EXHIBIT INDEX

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed* With File Number	As Exhibit
(10)	Material Contracts.
Management Contracts; Compensatory Plans, Contracts and Arrangements.
10(a)			—	Oncor Supplemental Retirement Plan, as amended.
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.
31(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.

99			—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2016.

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*   Incorporated herein by reference.