Form 10-Q
period 2016-06-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2016-08-02
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of August 1, 2016,  80.03% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.22% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors.  None of the membership interests are publicly traded.

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
Bondco

Refers to Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned consolidated bankruptcy-remote financing subsidiary of Oncor that issued securitization (transition) bonds to recover certain regulatory assets and other costs.

Deed of Trust

Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, made by Oncor to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, formerly The Bank of New York), as collateral agent, as amended

Debtors	EFH Corp. and the majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities
EECRF	energy efficiency cost recovery factor
EFCH	Refers to Energy Future Competitive Holdings Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context.
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

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.
EFH Debtors	EFH Corp. and its subsidiaries that are Debtors in the Chapter 11 Cases, excluding the TCEH Debtors
EFH Petition Date	April 29, 2014. See EFH Bankruptcy Proceedings above.
EFH Retirement Plan	Refers to a defined benefit pension plan sponsored by EFH Corp., in which Oncor participates. See Oncor Retirement Plan below.
EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
Fitch	Fitch Ratings, Ltd. (a credit rating agency)
GAAP	generally accepted accounting principles
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

TCEH Debtors	EFCH, TCEH and the subsidiaries of TCEH that are Debtors in the Chapter 11 Cases
TCOS	transmission cost of service
TCRF	transmission cost recovery factor
Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.
Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas margin tax	A privilege tax imposed on taxable entities chartered/organized or doing business in the State of Texas that, for accounting purposes, is reported as an income tax.
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

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(millions of dollars)

Operating revenues:
Nonaffiliates	$732	$714	$1,455	$1,424
Affiliates	216	224	436	460
Total operating revenues	948	938	1,891	1,884
Operating expenses:
Wholesale transmission service	220	199	440	393
Operation and maintenance (Note 10)	169	168	351	353
Depreciation and amortization	193	220	403	437
Provision in lieu of income taxes (Note 10)	63	57	112	115
Taxes other than amounts related to income taxes	107	108	220	220
Total operating expenses	752	752	1,526	1,518
Operating income	196	186	365	366
Other income and (deductions) - net (Note 11)	(3)	(6)	(8)	(7)
Nonoperating provision in lieu of income taxes	(1)	(2)	(2)	(2)
Interest expense and related charges (Note 11)	84	84	168	165
Net income	$110	$98	$191	$196

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(millions of dollars)

Net income	$110	$98	$191	$196
Other comprehensive income (loss):
Cash flow hedges – derivative value net loss recognized in net income (net of tax expense of $–, $–, $– and $–) (Note 1)	1	1	1	1
Defined benefit pension plans (net of tax benefit of $–, $–, $– and $–) (Note 9)	-	-	-	1
Total other comprehensive income	1	1	1	2
Comprehensive income	$111	$99	$192	$198

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(millions of dollars)

Cash flows — operating activities:
Net income	$191	$196
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	427	459
Provision in lieu of deferred income taxes – net	83	(46)
Other – net	(2)	(1)
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 4)	(103)	(16)
Other operating assets and liabilities	(124)	(18)
Cash provided by operating activities	472	574
Cash flows — financing activities:
Issuances of long-term debt (Note 6)	-	725
Repayments of long-term debt (Note 6)	(41)	(569)
Net increase in short-term borrowings (Note 5)	293	69
Distributions to members (Note 8)	(121)	(165)
Debt discount, premium, financing and reacquisition expenses – net	-	(12)
Cash provided by financing activities	131	48
Cash flows — investing activities:
Capital expenditures (Note 10)	(671)	(625)
Other – net	44	15
Cash used in investing activities	(627)	(610)
Net change in cash and cash equivalents	(24)	12
Cash and cash equivalents — beginning balance	25	4
Cash and cash equivalents — ending balance	$1	$16

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At June 30,	At December 31,
	2016	2015
	(millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$1	$25
Restricted cash — Bondco (Note 11)	-	38
Trade accounts receivable from nonaffiliates – net (Note 11)	407	388
Trade accounts and other receivables from affiliates – net (Note 10)	124	118
Amounts receivable from members related to income taxes (Note 10)	118	136
Materials and supplies inventories — at average cost	95	82
Prepayments and other current assets	98	89
Total current assets	843	876
Investments and other property (Note 11)	99	97
Property, plant and equipment – net (Note 11)	13,439	13,024
Goodwill (Note 11)	4,064	4,064
Regulatory assets – net (Note 4)	1,184	1,194
Other noncurrent assets	44	32
Total assets	$19,673	$19,287
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 5)	$1,133	$840
Long-term debt due currently ― Bondco (Note 6)	-	41
Trade accounts payable (Note 10)	213	150
Amounts payable to members related to income taxes (Note 10)	11	20
Accrued taxes other than amounts related to income	106	181
Accrued interest	82	82
Other current liabilities	117	144
Total current liabilities	1,662	1,458
Long-term debt, less amounts due currently ― Oncor (Note 6)	5,650	5,646
Liability in lieu of deferred income taxes (Note 10)	2,693	2,612
Employee benefit obligations and other (Note 10 and 11)	2,089	2,063
Total liabilities	12,094	11,779
Commitments and contingencies (Note 7)
Membership interests (Note 8):
Capital account ― number of interests outstanding 2016 and 2015 – 635,000,000	7,691	7,621
Accumulated other comprehensive loss	(112)	(113)
Total membership interests	7,579	7,508
Total liabilities and membership interests	$19,673	$19,287

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to “we,” “our,” “us” and “the company” are to Oncor and/or Bondco, its subsidiary as apparent in the context.  See “Glossary” for definition of terms and abbreviations.

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas.  Revenues from TCEH represented 23% and 24% of our total operating revenues for the six months ended June 30, 2016 and 2015, respectively.  We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.  Oncor Holdings owns 80.03% of our membership interests, Texas Transmission owns 19.75% of our membership interests and certain members of our management team and board of directors indirectly own the remaining membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

Our consolidated financial statements include our wholly-owned, bankruptcy-remote financing subsidiary, Bondco, a variable interest entity.  This financing subsidiary was organized for the limited purpose of issuing certain transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.  Bondco issued an aggregate $1.3 billion principal amount of transition bonds during 2003 and 2004.  The 2003 Series transition bonds matured and were paid in full in 2015 and the 2004 Series transition bonds matured and were paid in full in May 2016.  Final true-up proceedings for the transition bonds are expected to be conducted by Oncor and the PUCT during 2016 and are expected to have minimal or no net income impact.

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

Changes in Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-2 (ASU 2016-2), Leases.    The ASU amends previous US GAAP to require the balance sheet recognition of lease assets and liabilities for operating leases.  Oncor will be required to adopt the ASU by January 1, 2019 and does not expect to early adopt.  Retrospective application to the 2017 and 2018 comparative periods presented will be required in the year of adoption.  We are currently evaluating the impact of this ASU on our financial statements.

Since May 2014, the FASB has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers along with other supplemental guidance (together, Topic 606).  Topic 606 introduces new, increased requirements for disclosure of revenue in financial statements and guidance that are intended to eliminate inconsistencies in the recognition of revenue.  Oncor will be required to adopt Topic 606 by January 1, 2018 and continues to evaluate the impact on its financial statements.  At this time, the adoption is not expected to have a material effect on our reported results of operations, financial condition or cash flows.

2.   EFH BANKRUPTCY PROCEEDINGS

On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries that are members of the Texas Holdings Group, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the US Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings.  See Note 1 and below for further information regarding the EFH Bankruptcy Proceedings and the proposed change in control of our indirect majority owner in connection with such proceedings.

The US Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date.  Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations.  Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of the EFH Petition Date, we estimated that our receivables from the Texas Holdings Group totaled approximately $129 million.  Since that time, we collected $128 million of the prepetition amount.  We estimate any potential pre-tax loss resulting from the EFH Bankruptcy Proceedings to be immaterial.  A provision for uncollectible accounts from affiliates has not been established as of June 30, 2016.

The EFH Bankruptcy Proceedings continue to be a complex litigation matter and the full extent of potential impacts on us remain unknown.  We will continue to evaluate our affiliate transactions and contingencies throughout the EFH Bankruptcy Proceedings to determine any risks and resulting impacts on our results of operations, financial statements and cash flows.

See Note 10 for details of Oncor’s related-party transactions with members of the Texas Holdings Group.

Potential Change in Indirect Ownership of Oncor

As part of the EFH Bankruptcy Proceedings, the bankruptcy court confirmed the Debtors’ Sixth Amended Plan of Reorganization by order dated December 9, 2015.  In general, among other things, the Sixth Amended Plan of Reorganization provided for a series of transactions to be effected pursuant to a merger and purchase agreement (Hunt Merger and Purchase Agreement) with an investor group consisting of certain unsecured creditors of TCEH and an affiliate of Hunt Consolidated, Inc. (Hunt), as well as certain other investors designated by Hunt (collectively, the Hunt Investor Group), that would have led to a significant change in the indirect equity ownership of Oncor.

In addition, and in connection with the contemplated transactions referred to above, at the request of and with the consent of EFIH, Oncor and Oncor Holdings entered into a letter agreement with the Hunt Investor Group. The letter agreement set forth certain rights and obligations of the Oncor entities and the Hunt Investor Group to cooperate in the manner set forth therein with respect to initial steps to be taken in connection with the contemplated transactions.

The Debtors and certain creditors entered into a Plan Support Agreement (as amended, Plan Support Agreement) that provided for, among other things, their respective obligations to act and/or support Plans of Reorganization. On May 1, 2016, certain first lien creditors of TCEH delivered a written notice (Plan Support Termination Notice) to the Debtors and the other parties to the Plan Support Agreement notifying such parties of the occurrence of a Plan Support Termination Event (as defined in the Plan Support Agreement).  The delivery of the Plan Support Agreement Termination Notice caused the Sixth Amended Plan of Reorganization to become null and void.

On May 1, 2016, following receipt of the Plan Support Termination Notice, EFH Corp. and EFIH delivered a written notice (Merger and Purchase Agreement Termination Notice) to the Hunt Investor Group notifying the Hunt Investor Group that EFH Corp. and EFIH terminated the Merger and Purchase Agreement. The termination of the Hunt Merger and Purchase Agreement also caused the automatic termination (without the necessity of further action) of (i) certain agreements defining the investment obligations of certain Hunt Investor Group members, and (ii) the letter agreement between Oncor and the Hunt Investor Group.

Following the occurrence of the Plan Support Termination Event as described above, the Debtors filed a new joint Plan of Reorganization (New Plan of Reorganization) pursuant to Chapter 11 of the Bankruptcy Code and a related disclosure statement with the bankruptcy court on May 1, 2016.

In connection with the Sixth Amended Plan of Reorganization, EFH Corp. took the position that, unless the Hunt Investor Group had otherwise acquired, or entered into a definitive agreement with Texas Transmission for the acquisition of the equity interest in Oncor held by Texas Transmission at the consummation of the transactions, certain of EFH Corp.’s  rights contained in the Investor Rights Agreement (Investor Rights Agreement), dated

November 2008 among Oncor and certain of its direct and indirect equity holders, including EFH Corp. and Texas Transmission, would require Texas Transmission to sell its equity interest in Oncor to the Hunt Investor Group. In this regard, in October 2015, EFH Corp. filed a complaint against Texas Transmission alleging breach of Texas Transmission’s obligations under the Investor Rights Agreement for failing to agree to sell its equity interest in Oncor and, if found to be a valid drag right and a valid IPO Conversion (as defined in the Investor Rights Agreement), to cooperate with an IPO Conversion.

The Hunt Investor Group intervened in the pending litigation.  On May 20, 2016, following the Plan Support Termination Notice, the bankruptcy court issued an order dismissing the action and related motions and retaining jurisdiction related to the interpretation and implementation of such order.  We cannot predict the ultimate outcome of any subsequent litigation relating to the Investor Rights Agreement and the impact of such litigation, particularly in light of the transactions discussed below.

The New Plan of Reorganization provides that the confirmation and effective date of the New Plan of Reorganization with respect to the TCEH Debtors may occur separate from, and independent of, the confirmation and effective date of the New Plan of Reorganization with respect to the EFH Debtors. The New Plan of Reorganization, subject to certain conditions and required regulatory approvals, provides for, among other things:

•

with respect to the TCEH Debtors, either (a) a tax-free spin-off from EFH Corp. (the Reorganized TCEH Spin-Off), including a transaction that will result in a partial step-up in the tax basis of certain TCEH assets distributed to a newly formed entity wholly owned by TCEH (Reorganized TCEH), or (b) a taxable transaction that results in the assets of the TCEH Debtors being distributed to a Reorganized TCEH (TCEH Transactions), and

•

with respect to the EFH Debtors, the reorganization of EFH Corp. and EFIH (Reorganized EFH) either pursuant to (a) an equity investment (which may be from existing creditors or third-party investors) or (b) pursuant to a standalone plan of reorganization, in which creditors receive shares of common stock of Reorganized EFH.

Solely as it pertains to the TCEH Debtors (and certain EFH Debtors that will become subsidiaries of Reorganized TCEH upon emergence of the TCEH Debtors from the Chapter 11 Cases (the Contributed EFH Debtors)), the disclosure statement has been approved by the bankruptcy court, and the confirmation hearing for the New Plan of Reorganization is scheduled to commence on August 17, 2016.  There can be no assurance that the TCEH Debtors’ stakeholders will vote to accept the New Plan of Reorganization or that the bankruptcy court will confirm the New Plan of Reorganization. With respect to the EFH Debtors, no disclosure statement has been approved by the bankruptcy court and no date to confirm the New Plan of Reorganization has been scheduled.

However, on July 29, 2016, (i) the EFH Debtors entered into a Plan Support Agreement (NEE Plan Support Agreement) with NextEra Energy, Inc. (NEE)  to effect an agreed upon restructuring of the EFH Debtors pursuant to an amendment to the  New Plan of Reorganization (Amended New Plan) and (ii) EFH Corp. and EFIH entered into an Agreement and Plan of Merger (NEE Merger Agreement) with NEE and EFH Merger Co., LLC (Merger Sub), a wholly-owned subsidiary of NEE. Pursuant to the NEE Merger Agreement, at the effective time of the Amended New Plan with respect to the EFH Debtors, EFH Corp. will merge with and into Merger Sub (NEE Merger) with Merger Sub surviving as a wholly owned subsidiary of NEE.

The TCEH Transactions are not dependent on the consummation of the transactions contemplated by the NEE Plan Support Agreement and the NEE Merger Agreement and may occur separately from those transactions.  We understand that the EFH Debtors will seek bankruptcy court approval of the NEE Plan Support Agreement. The NEE Merger Agreement includes various conditions precedent to consummation of the transactions contemplated thereby, including, among others, a condition that certain approvals and rulings be obtained, including from, among others, the PUCT and the IRS and a condition that the TCEH Transactions have occurred. NEE will not be required to consummate the NEE Merger if, among other items, the PUCT approval is obtained but with conditions, commitments or requirements that impose a Burdensome Condition (as defined in the NEE Merger Agreement). NEE’s and Merger Sub’s obligations under the NEE Merger Agreement are not subject to any financing condition.

Prior to approval of the NEE Merger Agreement by the bankruptcy court, EFH and EFIH may continue to solicit acquisition proposals with respect to Reorganized EFH. In addition, following approval of the NEE Merger Agreement by the bankruptcy court and until confirmation of the Amended New Plan by the bankruptcy court, EFH and EFIH may continue or have discussions or negotiations with respect to acquisition proposals for Reorganized EFH (x) with persons that were in active negotiation at the time of approval of the NEE Merger Agreement by the bankruptcy court and (y) with persons that submit an unsolicited acquisition proposal that is, or is reasonably likely to lead to, a Superior Proposal (as defined in the NEE Merger Agreement).

The NEE Merger Agreement may be terminated upon certain events, including, among other things:

 • by either party, if the NEE Merger is not consummated by March 26, 2017, subject to a 90 day extension under certain conditions; or

 • by EFH Corp. or EFIH, until the entry of the confirmation order of the Amended New Plan with respect to the EFH Debtors, if their respective board of directors or managers determines after consultation with its independent financial advisors and outside legal counsel, and based on advice of such counsel, that the failure to terminate the NEE Merger Agreement is inconsistent with its fiduciary duties; provided that a material breach of EFH Corp.’s or EFIH’s obligations under certain provisions of the NEE Merger Agreement has not provided the basis for such determination.

Following approval of the NEE Merger Agreement by the bankruptcy court, if the NEE Merger Agreement is terminated for certain reasons set forth therein and an alternative transaction is consummated by EFH or EFIH in which neither NEE nor any of its affiliates obtains direct or indirect ownership of approximately 80% of Oncor, then EFH and EFIH will pay a termination fee of $275,000,000 to NEE.

EFH Corp.’s and EFIH’s respective obligations under the NEE Merger Agreement are subject in all respects to the prior approval of the bankruptcy court. Under the terms of the NEE Plan Support Agreement, the EFH Debtors will seek bankruptcy court approval of the NEE Merger Agreement.

The above description of the NEE Merger Agreement is qualified in its entirety by reference to the NEE Merger Agreement, which EFH Corp., EFIH and EFCH filed as Exhibit 10(b) to their Current Report on Form 8-K/A filed with the SEC on July 29, 2016.

On July 28, 2016, EFIH requested, pursuant to the NEE Merger Agreement, that Oncor Holdings and Oncor enter into a letter agreement (NEE Letter Agreement) with NEE and Merger Sub. The NEE Letter Agreement would set forth certain rights and obligations of the Oncor Entities, NEE and Merger Sub to cooperate in the manner set forth therein with respect to initial steps to be taken in connection with the acquisition of Reorganized EFH (EFH Acquisition) and the other transactions described in the NEE Merger Agreement.

The NEE Letter Agreement would not be intended to give NEE or Merger Sub, directly or indirectly, the right to control or direct the operations of any Oncor Entity prior to the receipt of all approvals required by the bankruptcy court, the PUCT and other governmental entities and the consummation of the EFH Acquisition and related transactions (if and when such transactions are consummated). In addition, Oncor Holdings and Oncor have not endorsed or approved any restructuring involving Oncor Holdings or Oncor or any other transaction proposed by NEE or Merger Sub involving Oncor Holdings or Oncor.

Notwithstanding these pending transactions, we cannot predict the ultimate outcome of the EFH Bankruptcy Proceedings, including whether the transactions contemplated by any Plan of Reorganization, including the EFH Acquisition, will (or when they will) close.  In this regard, we cannot predict how any reorganization of EFH Corp. and EFIH ultimately will impact Oncor or what form any change in indirect ownership of Oncor may take.

Regulatory Matters Related to EFH Bankruptcy Proceedings

In September 2015, Oncor and the Hunt Investor Group filed in PUCT Docket No. 45188 a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Sixth Amended Plan of Reorganization.  On March 24, 2016, the PUCT issued an order conditionally approving the joint application.  On April 18, 2016, the Hunt Investor Group and certain interveners in PUCT Docket No. 45188 filed motions for rehearing and on May 19, 2016, the PUCT denied such motions and the order became final.  The Hunt Investor Group filed a petition with the Travis County District Court on June 17, 2016 seeking review of the order.  We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 45188, particularly in the light of the termination of the Sixth Amended Plan of Reorganization and the other pending transactions discussed above.

In connection with PUCT Docket No. 45188, certain cities that have retained original jurisdiction over electric utility rates passed resolutions directing Oncor to file rate review proceedings.  For more information, see Note 3 – “City Rate Reviews”.

The NEE Merger Agreement contemplates that Oncor, NEE and Merger Sub will file a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Amended New Plan, but that filing has not been made.

Settlement Agreement

In connection with the EFH Bankruptcy Proceedings, the EFH Debtors and various creditor parties entered into a settlement agreement (the Settlement Agreement) in August 2015 (as amended in September 2015) to compromise and settle, among other things (a) intercompany claims among the EFH Debtors, (b) claims and causes of actions against holders of first lien claims against TCEH and the agents under the TCEH Senior Secured Facilities, (c) claims and causes of action against holders of interests in EFH Corp. and certain related entities and (d) claims and causes of action against each of the EFH Debtors' current and former directors, the Sponsor Group, managers and officers and other related entities. The Settlement Agreement contemplates a release of such claims upon approval of the Settlement Agreement by the bankruptcy court, which approval was obtained in December 2015.

The Settlement Agreement settles substantially all inter-debtor claims through the effective date of the Settlement Agreement.  These settled claims include potentially contentious inter-debtor claims, including various potential avoidance actions and claims arising under numerous debt agreements, tax sharing agreements, and contested property transfers.  The release provisions of the Settlement Agreement took effect immediately upon the entry of the bankruptcy court order approving the Settlement Agreement. In this regard, substantially all of the potential affiliate claims, derivative claims and other types of disputes among affiliates (including claims against Oncor) have been resolved by bankruptcy court order.  Accordingly, we believe the Settlement Agreement resolves all affiliate claims against Oncor and its assets existing as of the effective date of the Settlement Agreement.

3.    REGULATORY MATTERS

Change in Control Review

In connection with the transactions contemplated by the Sixth Amended Plan of Reorganization filed in the EFH Bankruptcy Proceedings, in September 2015, Oncor and the Hunt Investor Group filed a joint report and application for regulatory approvals pursuant to PURA, which was conditionally approved on March 24, 2016. For additional information regarding the Sixth Amended Plan of Reorganization and application for regulatory approval, see Note 2 to Financial Statements and “City Rate Reviews” below.

The NEE Merger Agreement contemplates that Oncor, NEE and Merger Sub will file a joint application with the PUCT seeking certain regulatory approvals pursuant to PURA with respect to the transactions contemplated by the Amended New Plan, but that filing has not been made.  For additional information regarding the Amended New Plan and application for regulatory approval, see Note 2 to Financial Statements.

City Rate Reviews

Oncor has received resolutions passed by approximately 58 cities with original jurisdiction over electric utility rates directing Oncor to file rate review proceedings.  The resolutions passed required Oncor to file a rate review with each city by September 1, 2016 based on a January 1, 2015 to December 31, 2015 test year, with the cities’ analysis of such rate review filing due on October 13, 2016, Oncor’s rebuttal due on November 10, 2016, and hearings before city councils to be held between November 15 – December 15, 2016.  Final action by each city must be taken within 125 days from the rate review filing date, and Oncor has the right to appeal any city action to the PUCT.  However, Oncor has subsequently been notified by counsel representing these cities that these rate review proceedings have been abated indefinitely, pending resolution of Oncor ownership issues. The notice provides that if and when the cities desire to proceed with a rate inquiry, cities will notify Oncor in writing and inform Oncor of a precise date of the rate case, which will be at least 120 days from receipt of the communication that lifts the abatement.

2008 Rate Review

In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (PUCT Docket No. 35717), and new rates were implemented in September 2009.  We and four other parties appealed various portions of the rate review final order to a state district court.  In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  We filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities.  In early August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  The Austin Court of Appeals also reversed the PUCT and district court’s rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.’s ability to offset our taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment.  In late August 2014, we filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which we were not successful, including the consolidated tax savings adjustment.  In December 2014, the Austin Court of Appeals issued its opinion, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment.  We filed a petition for review with the Texas Supreme Court in February 2015.  The Texas Supreme Court granted the petition for review and the date of oral arguments has been set for September 13, 2016.  There is no deadline for the court to act.  If our appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, we estimate that on remand, the impact on earnings of the consolidated tax savings adjustment’s value could range from zero, as originally determined by the PUCT in Docket 35717, to a $135 million loss (after tax) including interest. Interest accrues at the PUCT approved rate for over-collections, which is 0.18% for 2016. We do not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to our results of operations or financial condition.

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

	Remaining Rate Recovery/Amortization Period at	Carrying Amount At
	June 30, 2016	June 30, 2016	December 31, 2015

Regulatory assets:
Generation-related regulatory assets securitized by transition bonds (a)(e)	-	$-	$31
Employee retirement costs	4 years	31	38
Employee retirement costs to be reviewed (b)(c)	To be determined	308	291
Employee retirement liability (a)(c)(d)	To be determined	826	853
Self-insurance reserve (primarily storm recovery costs) ― net	4 years	80	95
Self-insurance reserve to be reviewed ― net (b)(c)	To be determined	357	332
Securities reacquisition costs (pre-industry restructure)	1 year	9	14
Securities reacquisition costs (post-industry restructure) ― net	Lives of related debt	10	9
Recoverable amounts in lieu of deferred income taxes ― net	Life of related asset or liability	8	12
Deferred conventional meter and metering facilities depreciation	Largely 5 years	89	100
Deferred AMS costs	To be determined	185	164
Energy efficiency performance bonus (a)	1 year	5	10
Under-recovered wholesale transmission service expense (a)	1 year	71	-
Other regulatory assets	Various	7	9
Total regulatory assets		1,986	1,958

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	760	686
Investment tax credit and protected excess deferred taxes	Various	12	14
Over-collection of transition bond charges (a)(e)	< 1 year	10	29
Over-recovered wholesale transmission service expense (a)	1 year	-	24
Energy efficiency programs (a)	Not applicable	20	11
Total regulatory liabilities		802	764
Net regulatory asset		$1,184	$1,194

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Costs incurred since the period covered under the last rate review.
(c)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(d)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(e)

Bondco net regulatory liabilities at June 30, 2016 were zero (excludes $10 million of over-collections related to transition bonds assumed by Oncor for final settlement).  Bondco net regulatory assets of $10 million at December 31, 2015 consisted of $31 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $21 million (excludes $8 million of over-collections related to transition bonds assumed by Oncor for final settlement).

5.    BORROWINGS UNDER CREDIT FACILITIES

At June 30, 2016, we had a $2.0 billion secured revolving credit facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances.  The revolving credit facility expires in October 2017.  The terms of the revolving credit facility allow us to request an increase in our borrowing capacity of $100 million in the aggregate and/or a one-year extension, provided certain conditions are met, including lender approval.

Borrowings under the revolving credit facility are classified as short-term on the balance sheet and are secured equally and ratably with all of our other secured indebtedness by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.

At June 30, 2016, we had outstanding borrowings under the revolving credit facility totaling $1.133 billion with an interest rate of 1.59% and outstanding letters of credit totaling $7 million.  At December 31, 2015, we had outstanding borrowings under the revolving credit facility totaling $840 million with an interest rate of 1.48% and outstanding letters of credit totaling $7 million.

Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  At June 30, 2016, all outstanding borrowings bore interest at LIBOR plus 1.125%.  Amounts borrowed under the revolving credit facility, once repaid, can be borrowed again from time to time.

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.100% to 0.275% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the revolving credit facility.  Letter of credit fees on the stated amount of letters of credit issued under the revolving credit facility are payable to the lenders quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR.  Customary fronting and administrative fees are also payable to letter of credit fronting banks.  At June 30, 2016, letters of credit bore interest at 1.325%, and a commitment fee (at a rate of 0.125% per annum) was payable on the unfunded commitments under the revolving credit facility, each based on our current credit ratings.

Subject to the limitations described below, borrowing capacity available under the revolving credit facility at June 30, 2016 and December 31, 2015 was $860 million and $1.153 billion, respectively.  Generally, our indentures and revolving credit facility limit the incurrence of other secured indebtedness except for indebtedness secured equally and ratably with the indentures and revolving credit facility and certain permitted exceptions.  As described further in Note 6, the Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust.  At June 30, 2016, the available borrowing capacity of the revolving credit facility could be fully drawn.

The revolving credit facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring additional liens; entering into mergers and consolidations; and sales of substantial assets.  In addition, the revolving credit facility requires that we maintain a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.  For purposes of the ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP).  The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco.  Capitalization is calculated as membership interests determined in accordance with US GAAP plus indebtedness described above.  At June 30, 2016, we were in compliance with this covenant and with all other covenants.

6.    LONG-TERM DEBT

At June 30, 2016 and December 31, 2015, our long-term debt consisted of the following:

	June 30,	December 31,
	2016	2015

Oncor (a):
5.000% Fixed Senior Notes due September 30, 2017	$324	$324
6.800% Fixed Senior Notes due September 1, 2018	550	550
2.150% Fixed Senior Notes due June 1, 2019	250	250
5.750% Fixed Senior Notes due September 30, 2020	126	126
4.100% Fixed Senior Notes due June 1, 2022	400	400
7.000% Fixed Debentures due September 1, 2022	800	800
2.950% Fixed Senior Notes due April 1, 2025	350	350
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
4.550% Fixed Senior Notes due December 1, 2041	400	400
5.300% Fixed Senior Notes due June 1, 2042	500	500
3.750% Fixed Senior Notes due April 1, 2045	375	375
Unamortized discount and debt issuance costs	(50)	(54)
Less amount due currently	-	-
Long-term debt, less amounts due currently — Oncor	5,650	5,646

Bondco (b):
5.290% Fixed Series 2004 Bonds due May 15, 2016	-	41
Total	-	41
Less amount due currently	-	(41)
Long-term debt, less amounts due currently — Bondco	-	-
Total long-term debt, less amounts due currently	$5,650	$5,646

__________

(a)   Secured by first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.

(b)   The transition bonds were nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt-Related Activity in 2016

Repayments of long-term debt in the six months ended June 30, 2016 totaled $41 million, representing the final transition bond principal payment at the scheduled maturity date.

Deed of Trust

Our secured indebtedness, including the revolving credit facility described in Note 5, is secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At June 30, 2016, the amount of available bond credits was $2.281 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $1.570 billion.

Fair Value of Long-Term Debt

At June 30, 2016 and December 31, 2015, the estimated fair value of our long-term debt (including current maturities, if any) totaled $6.923 billion and $6.287 billion, respectively, and the carrying amount totaled $5.650 billion and $5.687 billion, respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

7.    COMMITMENTS AND CONTINGENCIES

EFH Bankruptcy Proceedings

On the EFH Petition Date,  the EFH Debtors commenced the EFH Bankruptcy Proceedings.    The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  See Notes  2 and 10 for  a  discussion of the potential impacts on us as a result of the EFH Bankruptcy Proceedings and our related-party transactions involving members of the Texas Holdings Group, respectively.

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

8.    MEMBERSHIP INTERESTS

Cash Distributions

Distributions are limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At June 30, 2016, $98 million was available for distribution to our members as our regulatory capitalization ratio was 59.4% debt to 40.6% equity.  The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  The debt calculation excludes transition bonds issued by Bondco.  Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of purchase accounting (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

On July 27, 2016, our board of directors declared a cash distribution of an amount up to and including $68 million, to be paid to our members in August 2016, with the exact amount to be determined by management in accordance with the regulatory capital structure limitation described above.  During the six months ended June 30, 2016, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
April 27, 2016	May 11, 2016	$65
February 24, 2016	February 25, 2016	$56

Membership Interests

The following table presents the changes to membership interests during the six months ended June 30, 2016 and 2015:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests

Balance at December 31, 2015	$7,621	$(113)	$7,508
Net income	191	-	191
Distributions	(121)	-	(121)
Net effects of cash flow hedges (net of tax)	-	1	1
Defined benefit pension plans (net of tax)	-	-	-
Balance at June 30, 2016	$7,691	$(112)	$7,579

Balance at December 31, 2014	$7,625	$(107)	$7,518
Net income	196	-	196
Distributions	(165)	-	(165)
Net effects of cash flow hedges (net of tax)	-	1	1
Defined benefit pension plans (net of tax)	-	1	1
Balance at June 30, 2015	$7,656	$(105)	$7,551

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the six months ended June 30, 2016 and 2015:

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2015	$(22)	$(91)	$(113)
Defined benefit pension plans (net of tax)	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	1	-	1
Balance at June 30, 2016	$(21)	$(91)	$(112)

Balance at December 31, 2014	$(24)	$(83)	$(107)
Defined benefit pension plans (net of tax)	-	1	1
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	1	-	1
Balance at June 30, 2015	$(23)	$(82)	$(105)

9.    PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS PLANS

Pension Plans

We sponsor the Oncor Retirement Plan and also have liabilities under the EFH Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Internal Revenue Code of 1986, as amended, and are subject to the provisions of ERISA.  Employees do not contribute to either plan.  We also have a supplemental pension plan for certain employees whose retirement benefits cannot be fully earned under the qualified retirement plans.  See Note 10 to Financial Statements in our 2015 Form 10-K for additional information regarding pension plans.

Oncor OPEB Plan

The Oncor OPEB Plan covers our eligible current and future retirees as well as certain eligible retirees of EFH Corp. whose employment included service with both Oncor (or a predecessor regulated electric business) and a non-regulated business of EFH Corp.  EFH Corp. retains its portion of the liability for retiree benefits related to those retirees.   As we are not responsible for EFH Corp.’s portion of the Oncor OPEB Plan’s unfunded liability, that amount is not reported on our balance sheet.  See Note 10 to Financial Statements in our 2015 Form 10-K for additional information.

Pension and OPEB Costs

Our net costs related to pension plans and the Oncor OPEB Plan for the three and six months ended June 30, 2016 and 2015 were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Components of net allocated pension costs:
Service cost	$6	$6	$12	$12
Interest cost	34	33	68	66
Expected return on assets	(31)	(29)	(62)	(58)
Amortization of net loss	10	16	20	32
Net pension costs	19	26	38	52
Components of net OPEB costs:
Service cost	2	2	4	4
Interest cost	12	11	24	22
Expected return on assets	(2)	(3)	(4)	(6)
Amortization of prior service cost	(5)	(5)	(10)	(10)
Amortization of net loss	8	8	17	16
Net OPEB costs	15	13	31	26
Total net pension and OPEB costs	34	39	69	78
Less amounts deferred principally as property or a regulatory asset	(25)	(28)	(50)	(56)
Net amounts recognized as expense	$9	$11	$19	$22

The discount rates reflected in net pension and OPEB costs in 2016 are 4.28%,  4.57% and 4.60% for the Oncor Retirement Plan, the EFH Retirement Plan and the Oncor OPEB Plan, respectively.  The expected return on pension and OPEB plan assets reflected in the 2016 cost amounts are 5.53%,  5.64% and 6.30% for the Oncor Retirement Plan, the EFH Retirement Plan and the Oncor OPEB Plan, respectively.

Pension and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and Oncor OPEB Plan of $2 million and $14 million, respectively, during the six months ended June 30, 2016.  We expect to make additional cash contributions to the pension plans and Oncor OPEB Plan of $2 million and $17 million, respectively, during the remainder of 2016. Our aggregate pension plans and Oncor OPEB Plan funding is expected to total approximately $479 million and $153 million, respectively, in the 2016 to 2020 period based on the latest actuarial projections.

10.   RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions.  See Note 2 for additional information regarding related-party contingencies resulting from the EFH Bankruptcy Proceedings.

•

We record revenue from TCEH, principally for electricity delivery fees, which totaled $216 million and $224 million for the three months ended June 30, 2016 and 2015, respectively, and $436 million and $460 million for the six months ended June 30, 2016 and 2015, respectively.  The fees are based on rates regulated by the PUCT that apply to all REPs.  These revenues included less than $1 million for each of the three- and six-month periods ended June 30, 2016 and 2015 pursuant to a transformer maintenance agreement with TCEH.

Trade accounts and other receivables from EFH Corp. affiliates – net reported on our balance sheet, primarily consisting of trade receivables from TCEH related to these electricity delivery fees, are as follows:

	At June 30,	At December 31,
	2016	2015

Trade accounts and other receivables from affiliates	$126	$120
Trade accounts and other payables to affiliates	(2)	(2)
Trade accounts and other receivables from affiliates – net	$124	$118

•

EFH Corp. subsidiaries charge us for certain administrative services at cost.  Our payments to EFH Corp. subsidiaries for administrative services, which are primarily reported in operation and maintenance expenses, totaled less than $1 million and $4 million for the three months ended June 30, 2016 and 2015, respectively, and  less than $1 million and $9 million for the six months ended June 30, 2016 and 2015, respectively.  We also charge each other for shared facilities at cost.  Our payments to EFH Corp. for shared facilities totaled $1 million for each of the three-month periods ended June 30, 2016 and 2015 and $2 million for each of the six-month periods ended June 30, 2016 and 2015.    Payments we received from EFH Corp. subsidiaries related to shared facilities totaled less than $1  million for each of the three-month periods ended June 30, 2016 and 2015 and  less than $1 million for each of the six-month periods ended June 30, 2016 and 2015.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At June 30, 2016			At December 31, 2015
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes receivable	$(95)	$(23)	$(118)	$(109)	$(27)	$(136)
Texas margin taxes payable	11	-	11	20	-	20
Net payable (receivable)	$(84)	$(23)	$(107)	$(89)	$(27)	$(116)

Cash payments made to members related to income taxes consisted of the following:

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes	$-	$-	$-	$-	$-	$-
Texas margin taxes	18	-	18	22	-	22
Total payments (receipts)	$18	$-	$18	$22	$-	$22

•

Our PUCT-approved tariffs include requirements to assure adequate creditworthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Bondco.  Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods.  Accordingly, TCEH had posted security in the amount of zero and $6 million for our benefit at June 30, 2016 and December 31, 2015, respectively.

•

At June 30, 2016, Bondco had over-collected approximately $10 million of transition charges, which will be refunded to REPs upon PUC approval. An estimated $2 million of the over-collection will be refunded to TCEH.

•

Under Texas regulatory provisions, the trust fund for decommissioning TCEH’s Comanche Peak nuclear generation facility is funded by a delivery fee surcharge we collect from REPs and remit monthly to TCEH.  Delivery fee surcharges totaled $4 million for each of the three-month periods ended June 30, 2016 and 2015 and $8 million for each of the six-month periods ended June 30, 2016 and 2015.  Our sole obligation with regard to nuclear decommissioning is as the collection agent of funds charged to ratepayers for nuclear decommissioning activities.  If, at the time of decommissioning, actual decommissioning costs exceed available trust funds, we would not be obligated to pay any shortfalls but would be required to collect any rates approved by the PUCT to recover any additional decommissioning costs.  Further, if there were to be a surplus when decommissioning is complete, such surplus would be returned to ratepayers under terms prescribed by the PUCT.

•

Related parties of the Sponsor Group have (1) sold, acquired or participated in the offerings of our debt or debt securities in open market transactions or through loan syndications, and (2) performed various financial advisory, dealer, commercial banking and investment banking services for us and certain of our affiliates for which they have received or will receive customary fees and expenses, and may from time to time in the future participate in any of the items in (1) and (2) above.  Also, as of June 30, 2016,  16.6% of the equity in an existing vendor of the company is held by a member of the Sponsor Group.  During 2016 and 2015, this vendor performed transmission and distribution system construction and maintenance services for us.  Cash payments were made for such services to this vendor totaling $84 million dollars for the six months ended June 30, 2016 of which approximately $79 million was capitalized and $5 million recorded to operation and maintenance expense.  At June 30, 2016 we had outstanding trade payables to this vendor of $9 million.

See Note 8 for information regarding distributions to members and Note 9 for information regarding our participation in the EFH Corp. pension plan and transactions with EFH Corp. involving employee benefit matters.

11.   SUPPLEMENTARY FINANCIAL INFORMATION

Major Customers

Revenues from TCEH represented  23% and 24% of our total operating revenues for the three months ended June 30, 2016 and 2015, respectively and 23% and 24% for the six months ended June 30, 2016 and 2015, respectively.  Revenues from REP subsidiaries of NRG Energy, Inc., a nonaffiliated entity, collectively represented 14% and 15% of our total operating revenues for the three months ended June 30, 2016 and 2015, respectively, and 15% and 16% of our total operating revenues for the six months ended June 30, 2016 and 2015, respectively.    No other customer represented 10% or more of our total operating revenues.

Other Income and (Deductions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Accretion of fair value adjustment (discount) to regulatory assets due to purchase accounting	$-	$1	$1	$4
Professional fees	(4)	(5)	(8)	(7)
Non-recoverable pension and OPEB (Note 9)	-	(2)	(1)	(4)
Other	1	-	-	-
Total other income and (deductions) - net	$(3)	$(6)	$(8)	$(7)

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Interest expense	$85	$85	$170	$167
Amortization of debt issuance costs and discounts	1	1	1	1
Allowance for funds used during construction – capitalized interest portion	(2)	(2)	(3)	(3)
Total interest expense and related charges	$84	$84	$168	$165

Restricted Cash

Restricted cash at June 30, 2016 was zero as a result of the maturity and payment in full of the 2004 Series transition bonds in May 2016.  Restricted cash reported on our balance sheet at December 31, 2015 relates to the transition bonds.

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2016	2015

Gross trade accounts and other receivables - net	$534	$509
Trade accounts and other receivables from affiliates - net	(124)	(118)
Allowance for uncollectible accounts	(3)	(3)
Trade accounts receivable from nonaffiliates – net	$407	$388

At June 30, 2016 and December 31, 2015, REP subsidiaries of NRG Energy, Inc., a nonaffiliated entity, collectively represented approximately 14% and 13% of the nonaffiliated trade accounts receivable amount, respectively.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.  Due to commitments made to the PUCT in 2007, we are not allowed to recover bad debt expense, or certain other costs and expenses, from ratepayers in the event of a default or bankruptcy by an affiliate REP.

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2016	2015

Assets related to employee benefit plans, including employee savings programs	$96	$94
Land and other investments	3	3
Total investments and other property	$99	$97

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2016	2015

Total assets in service	$19,600	$19,072
Less accumulated depreciation	6,661	6,479
Net of accumulated depreciation	12,939	12,593
Construction work in progress	485	416
Held for future use	15	15
Property, plant and equipment – net	$13,439	$13,024

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet consisted of the following:

	At June 30, 2016			At December 31, 2015
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Identifiable intangible assets subject to amortization included in property, plant and equipment:
Land easements	$479	$93	$386	$467	$91	$376
Capitalized software	446	299	147	435	269	166
Total	$925	$392	$533	$902	$360	$542

Aggregate amortization expense for intangible assets totaled $16 million for each of the three-month periods ended June 30, 2016 and 2015 and $32 million for each of the six-month periods ended June 30, 2016 and 2015.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense
2016	$61
2017	53
2018	47
2019	44
2020	43

At both June 30, 2016 and December 31, 2015, goodwill totaling $4.1 billion was reported on our balance sheet.  None of this goodwill is being deducted for tax purposes.

Employee Benefit Obligations and Other

Employee benefit obligations and other reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2016	2015

Retirement plans and other employee benefits	$2,003	$1,985
Uncertain tax positions (including accrued interest)	3	3
Investment tax credits	13	15
Other	70	60
Total employee benefit obligations and other	$2,089	$2,063

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2016	2015

Cash payments (receipts) related to:
Interest	$167	$177
Capitalized interest	(3)	(3)
Interest (net of amounts capitalized)	$164	$174
Amount in lieu of income taxes (a):
State	18	22
Total amount in lieu of income taxes	$18	$22
Noncash construction expenditures (b)	$99	$61

_____________

(a)	See Note 10 for income tax related detail.
(b)	Represents end-of-period accruals.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2016 and 2015 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements as well as the Risk Factors contained in our 2015 Form 10-K.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas.  Revenues from TCEH represented 23%  and 24%  of our reported total operating revenues for the three months ended June 30, 2016 and 2015, respectively and 23% and 24% of our reported total operating revenues for the six months ended June 30, 2016 and 2015, respectively.  We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  Oncor Holdings owns 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly own the remaining 0.22% of the outstanding membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

The US Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date.  Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations.  Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of the EFH Petition Date, we estimated that our receivables from the Texas Holdings Group totaled approximately $129 million.  Since that time, we have collected $128 million of the prepetition amount.  We estimate any potential pre-tax loss resulting from the EFH Bankruptcy Proceedings to be immaterial.  A provision for uncollectible accounts from affiliates has not been established as of June 30, 2016.

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

For information regarding matters with the PUCT, see discussion below under “Regulation and Rates.”

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Change	2016	2015	Change

Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	9,564	9,270	3.2	18,214	19,679	(7.4)
Other (a)	18,998	18,579	2.3	35,881	35,487	1.1
Total electric energy volumes	28,562	27,849	2.6	54,095	55,166	(1.9)
Reliability statistics (b):
System Average Interruption Duration Index (SAIDI) (nonstorm)				96.2	92.0	4.6
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.4	1.3	7.7
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				69.1	71.0	(2.7)
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)				3,407	3,356	1.5

	Three Months Ended June 30,		$	Six Months Ended June 30,		$
	2016	2015	Change	2016	2015	Change

Operating revenues:
Distribution base revenues	$441	$432	$9	$856	$881	$(25)
Transmission base revenues (c)	226	213	13	453	418	35
Reconcilable rates:
TCRF (c)	302	275	27	603	542	61
Transition charges	2	35	(33)	22	69	(47)
AMS surcharges	33	35	(2)	67	72	(5)
EECRF and rate case expense surcharges	11	9	2	24	22	2
Other miscellaneous revenues	15	15	-	29	29	-
Intercompany eliminations (c)	(82)	(76)	(6)	(163)	(149)	(14)
Total operating revenues	$948	$938	$10	$1,891	$1,884	$7

________________

(a)Includes small business, large commercial and industrial and all other non-residential distribution points of delivery.

(b)SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.  The statistics presented are based on twelve months ended June 30, 2016 and 2015 data.

(c)A portion of transmission base revenues (TCOS) is recovered from Oncor’s distribution customers through the TCRF rate.

Financial Results — Three Months Ended June 30, 2016 Compared to Three Months Ended June  30, 2015

Total operating revenues increased $10 million to $948 million in 2016.  All revenue is billed under tariffs approved by the PUCT.  The change reflected:

•

An  Increase in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on January 1, 2012.  The $9 million increase in distribution base rate revenues includes a  $5 million increase due to growth in points of delivery and $3 million in higher consumption primarily driven by warmer weather conditions.

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $13 million increase in transmission base revenues primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table below for a listing of Transmission Interim Rate Update Applications impacting revenues for the three months ended June 30, 2016 and 2015, as well as filings that will impact revenues for the year ended December 31, 2016.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
46210	July 2016*	September 2016	$14	$9	$5
44968	July 2015	September 2015	$21	$14	$7
44363	January 2015	March 2015	$35	$23	$12
42706	July 2014	September 2014	$12	$8	$4

*Application pending

•

A   Decrease in Reconcilable Rates — The PUCT has designated certain tariffs (TCRF, EECRF surcharge, AMS surcharge and charges related to transition bonds) as reconcilable, which means the differences between amounts billed under these tariffs and the related incurred costs, including a return component where allowed, are deferred as either regulatory assets or regulatory liabilities.  Accordingly, at prescribed intervals, future applicable tariffs are adjusted to either repay regulatory liabilities or collect regulatory assets.  While changes in these tariffs affect revenues and the timing of cash flows, they do not impact operating income, except for the AMS return component.  See Note 1 to Financial Statements for a discussion of the accounting treatment of reconcilable tariffs.

-

An  Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $27 million increase in TCRF revenue reflects the pass through of a  $21 million increase in third-party wholesale transmission expense described below and a $6 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At June 30,  2016, $71 million was deferred as under-recovered wholesale transmission service expense (see Note 4 to Financial Statements).  See TCRF Filings Table below for a listing of TCRF filings impacting cash flows for the three months ended June 30, 2016 and 2015, as well as filings that will impact cash flows for the year ended December 31, 2016.

TCRF Filings Table

			Semi-Annual
			Billing Impact
Docket No.	Filed	Effective	Increase (Decrease)
46012	May 2016	September 2016 – February 2017	$163
45406	December 2015	March 2016 – August 2016	$(64)
44771	May 2015	September 2015 – February 2016	$47
43858	December 2014	March 2015 – August 2015	$(27)
42558	May 2014	September 2014 – February 2015	$71

-

A Decrease in Transition Charges —  Transition charge revenue is dedicated to paying the principal and interest of transition bonds.  We account for the difference between transition charge revenue recognized and cost related to the transition bonds as a regulatory asset or liability.  The $33 million decrease in charges related to transition bonds corresponds with an offsetting decrease in amortization and interest expense and primarily reflects the maturity of the 2003 Series transition bonds during 2015 and the maturity of the 2004 Series transition bonds in May 2016.  Final true-up proceedings for the transition bonds are expected to be conducted by Oncor and the PUCT during 2016 and are expected to have minimal or no net income impact.

-

A  Decrease in AMS Surcharges — The PUCT has authorized monthly per customer advanced meter cost recovery factors designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  We recognize revenues equal to reconcilable expenses incurred including depreciation net of calculated savings plus a return component on our investment.  The $2 million decrease in recognized AMS revenues is due to lower reconcilable expenses and a declining AMS investment balance.

-

An Increase in EECRF and Rate Case Expense Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The $2 million increase in EECRF surcharges is offset in operation and maintenance expense.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the three months ended June 30, 2016 and 2015, as well as filings that will impact revenues for the year ended December 31, 2016.

EECRF Filings Table

Docket No.	Filed	Effective	Average Monthly Charge per Residential Customer (a)	Program Costs	Performance Bonus	Under-/ (Over)- Recovery
46013	June 2016*	March 2017	$0.94	$49	$10	$(4)
44784	June 2015	March 2016	$1.19	$61	$10	$(4)
42559	May 2014	March 2015	$1.23	$50	$23	$(5)

______________

*Application pending

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

Wholesale transmission service expense increased $21 million, or 11%, to $220 million in 2016 due to higher fees paid to other transmission entities.

Operation and maintenance expense increased $1 million, or 1%, to $169 million in 2016.  Operation and maintenance expense increased due to higher energy efficiency expenses of $2 million,  partially offset by lower contractor costs of $1 million.   Operation and maintenance expense reflects fluctuations in expenses that are offset by corresponding reconcilable rate revenues, including the $2 million increase related to the energy efficiency program above.  Amortization of regulatory assets reported in operation and maintenance expense totaled $12 million and $13 million for the three months ended June 30, 2016 and 2015, respectively.

Depreciation and amortization decreased $27 million, or 12%, to $193 million in 2016.  The decrease reflects lower amortization of regulatory assets of $33 million related to the maturity of the transition bonds (with an offsetting decrease in revenues), which was partially offset by a $6 million increase attributed to ongoing investments in property, plant and equipment.

Taxes other than amounts related to income taxes decreased $1 million, or 1%, to $107 million in 2016.  The change is primarily driven by a decrease in local franchise fees.

Other income and (deductions) – net declined $3 million in 2016.  The change primarily reflects a reduction in non-recoverable pension and OPEB costs, lower professional fees and gains on certain benefit plan trust assets.   See Note 11 to Financial Statements for more details.

Provision in lieu of income taxes totaled $62 million (including a $1 million benefit related to nonoperating income) in 2016 compared to $55 million (including a $2 million benefit related to nonoperating income) in 2015.  The effective income tax rate on pretax income was 36.0% and 35.9% for the years 2016 and 2015, respectively.  The effective income tax rate on pretax income differs from the US federal statutory rate of 35% primarily due to the effect of the Texas margin tax.

Interest expense and related charges was $84 million for both 2016 and 2015.   The current period includes a $3 million increase due to higher outstanding borrowings, largely offset by lower average interest rates.

Net income increased $12 million, or 12%, to $110 million in 2016.  The change primarily reflects higher distribution base revenues driven by warmer weather conditions and higher transmission base revenues due to increased investment, partially offset by higher income taxes.

Financial Results — Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Total operating revenues increased $7 million to $1,891 million in 2016.  All revenue is billed under tariffs approved by the PUCT.  The change reflected:

•

A  Decrease in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on January 1, 2012.  The $25 million decrease in distribution base rate revenues consisted of an estimated $36 million impact due to lower average consumption primarily driven by milder winter and spring weather, partially offset by an effect of growth in points of delivery of $11 million.

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $35 million increase in transmission base revenues primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table above for a listing of Transmission Interim Rate Update Applications impacting revenues for the six months ended June 30, 2016 and 2015, as well as filings that will impact revenues for the year ended December 31, 2016.

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

-

An Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $61 million increase in TCRF revenue reflects the pass through of a $47 million increase in third-party wholesale transmission expense described below and a $14 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At June 30, 2016, $71 million was deferred as under-recovered wholesale transmission service expense (see Note 4 to Financial Statements).  See TCRF Filings Table above for a listing of TCRF filings impacting cash flows for the six months ended June 30, 2016 and 2015, as well as filings that will impact cash flows for the year ended December 31, 2016.

-

A Decrease in Transition Charges — Transition charge revenue is dedicated to paying the principal and interest of transition bonds.  We account for the difference between transition charge revenue recognized and cost related to the transition bonds as a regulatory liability.  The $47 million decrease in charges related to transition bonds corresponds with an offsetting decrease in amortization and interest expense and primarily reflects the maturity of the 2003 Series transition bonds during 2015 and the maturity of the 2004 Series transition bonds in May 2016.  Final true-up proceedings for the transition bonds are expected to be conducted by Oncor and the PUCT during 2016 and are expected to have minimal or no net income impact.

-

A Decrease in AMS Surcharges — The PUCT has authorized monthly per customer advanced meter cost recovery factors designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  We recognize revenues equal to reconcilable expenses incurred including depreciation net of calculated savings plus a return component on our investment. AMS revenues decreased $5 million due to lower reconcilable expenses and a declining AMS investment balance.

-

An Increase in EECRF Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The $2 million increase in EECRF surcharges is offset in operation and maintenance expense.  See EECRF Filings Table above for a listing of EECRF filings impacting revenues for the six months ended June 30, 2016 and 2015, as well as filings that will impact revenues for the year ended December 31, 2016.

•

No Change in Other Miscellaneous Revenues — Miscellaneous revenues include disconnect/reconnect fees and other discretionary revenues for services requested by REPs, services provided on a time and materials basis, rents, energy efficiency performance bonuses approved by the PUCT and other miscellaneous revenues.

Wholesale transmission service expense increased $47 million, or 12%, to $440 million in 2016 due to higher fees paid to other transmission entities.

Operation and maintenance expense decreased $2 million, or 1%, to $351 million in 2016.  The change included $5 million in lower contractor costs, $1 million in lower vegetation management costs, $1 million lower regulatory amortization expense, partially offset by $3 million higher labor related costs.   Operation and maintenance expense also reflects fluctuations in expenses that are offset by corresponding reconcilable rate revenues, including a $2 million increase related to the energy efficiency program.  Amortization of regulatory assets reported in operation and maintenance expense totaled $25 million and $26 million for the six months ended June 30, 2016 and 2015, respectively.

Depreciation and amortization decreased $34 million, or 8%, to $403 million in 2016.  The decrease primarily reflects $46 million in lower amortization of regulatory assets associated with transition bonds (with an offsetting decrease in revenues), partially offset by $13 million increase attributed to ongoing investments in property, plant and equipment.

Taxes other than amounts related to income taxes totaled $220 million in both 2016 and 2015.  The 2016 amount includes a $3 million decrease in local franchise fees offset by a $3 million increase in property taxes.

Other income and (deductions) – net increased $1 million in 2016.  See Note 11 to Financial Statements for details.

Provision in lieu of income taxes totaled $110 million (including a $2 million benefit related to nonoperating income) in 2016 compared to $113 million (including a  $2 million benefit related to nonoperating income) in 2015.  The effective income tax rate on pretax income was 36.5% in 2016 and 36.6% in 2015.  The 2016 effective income tax rate on pretax income differs from the US federal statutory rate of 35% primarily due to the effect of the Texas margin tax.

Interest expense and related charges increased $3 million, or 2%, to $168 million in 2016.  The change was  driven by a $4 million increase attributable to higher average borrowings reflecting ongoing capital investments, partially offset by $1 million due to lower average interest rates.

Net income decreased $5 million, or 3%, to $191 million in 2016.  The change primarily reflects lower distribution base revenues and higher depreciation and amortization expense (excluding transition bond related effects which are offset in revenues), partially offset by higher transmission base revenues.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Cash provided by operating activities totaled $472 million and $574 million in 2016 and 2015, respectively. The $102 million decrease is primarily the result of an $89 million decrease in transmission and distribution receipts driven in part by mild winter and spring weather and lower TCRF billings,  a $25 million increase in prepayments, a $16 million increase in cash purchases of materials and supplies, partially offset by a $32 million decrease in storm related repairs.

Cash provided by financing activities totaled $131 million and $48 million in 2016 and 2015, respectively.  The $83 million increase primarily reflects a decrease of $528 million of debt repayments, an increase in short-term borrowings of $224 million, a decrease in distributions to our members of $44 million and a decrease in debt issuance costs of $12 million, partially offset by a $725 million debt issuance in the prior period.  See Notes 6 and 8 to Financial Statements for additional information regarding long-term debt activity and distributions to our members, respectively.

Cash used in investing activities, which consists primarily of capital expenditures, totaled $627 million and $610 million in 2016 and 2015, respectively.  The 2016 activity reflected increases in capital expenditures for transmission and distribution facilities to serve new customers and infrastructure capital maintenance spending, partially offset by a  $38 million release of Bondco restricted cash due to the maturity of the final transition bonds.  This is reflected in the Other caption under investing activities.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $24 million and $22 million more than the amounts reported in the statements of consolidated income in the six months ended June 30, 2016 and 2015, respectively.  The differences result from amortization reported in the following different lines items in the statements of consolidated income: regulatory asset amortization (reported in operation and maintenance expense), the accretion of the adjustment (discount) to regulatory assets (reported in other income) and the amortization of debt fair value discount (reported in interest expense and related charges).

Long-Term Debt Activity  — Repayments of long-term debt in the six months ended June 30, 2016 totaled $41 million representing the final transition bond principal payment at the scheduled maturity date.

See Note 6 to Financial Statements for additional information regarding long-term debt.

Available Liquidity/Credit Facility — Our primary source of liquidity, aside from operating cash flows, is our ability to borrow under our revolving credit facility.  At June 30, 2016, we had a $2.0 billion secured revolving credit facility.  The revolving credit facility expires in October 2017.  Subject to the limitations described below, available borrowing capacity under our revolving credit facility totaled $860 million and $1.153 billion at June 30, 2016 and December 31, 2015, respectively.  We may request an increase in our borrowing capacity of $100 million in the aggregate and/or a one-year extension, provided certain conditions are met, including lender approval.

The revolving credit facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At June 30, 2016, we were in compliance with the covenant.  See “Financial Covenants, Credit Rating Provisions and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.  The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that have been certified to the Deed of Trust collateral agent.  Accordingly, the availability under our revolving credit facility is limited by the amount of available bond credits and any property additions certified to the Deed of Trust collateral agent in connection with the revolving credit facility borrowings.    To the extent we continue to issue debt securities secured by the Deed of Trust, those debt securities would also be limited by the amount of available bond credits and any property additions that have been certified to the Deed of Trust collateral agent.  At June 30, 2016, the available bond credits totaled $2.281 billion, and the amount of additional potential indebtedness that could be secured by property additions, subject to the completion of a certification process, totaled $1.570 billion.  At June 30, 2016, the available borrowing capacity of the revolving credit facility could be fully drawn.

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

Cash and cash equivalents totaled $1 million and $25 million at June 30, 2016 and December 31, 2015, respectively.  Available liquidity (cash and available revolving credit facility capacity) at June 30, 2016 totaled $861 million, reflecting a  decrease of $317 million from December 31, 2015.  The decrease reflects the ongoing capital investment in transmission and distribution infrastructure.

We also committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At June 30, 2016 and December 31, 2015, our regulatory capitalization ratios were 59.4% debt to 40.6% equity and 59.8% debt to  40.2% equity, respectively.  See Note 8 to Financial Statements for discussion of the regulatory capitalization ratio.

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

Distributions —  On July 27, 2016, our board of directors declared a cash distribution of an amount up to and including $68 million, to be paid to our members in August 2016, with the exact amount to be determined by management in accordance with the regulatory capital structure limitation described above.  During the six months ended June 30, 2016, our board of directors declared and we paid the following cash distributions to our members:

Declaration Date	Payment Date	Amount
April 27, 2016	May 11, 2016	$65
February 24, 2016	February 25, 2016	$56

See Note 8 to Financial Statements for discussion of the distribution restriction.

Pension and OPEB Plan Funding — Our funding for the pension plans and the Oncor OPEB Plan in the calendar year 2016 is expected to total $4 million and $31 million, respectively.  In the six months ended June 30, 2016, we made cash contributions to the pension plans and the Oncor OPEB Plan of $2 million and $14 million, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility contains a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with US GAAP).  The debt calculation excludes transition bonds issued by Bondco, but includes the unamortized fair value discount related to Bondco.  Capitalization is calculated as membership interests determined in accordance with US GAAP plus indebtedness described above.  At June 30, 2016, we were in compliance with this covenant.

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

Presented below are the credit ratings assigned for our debt securities at August 1, 2016.

Senior Secured
S&P	A
Moody’s	A3
Fitch	BBB+

On July 29, 2016, Moody’s upgraded our senior secured rating to A3 from Baa1 and changed our rating outlook to “review for further upgrade” from “positive”.  On August 1, 2016, Fitch placed our Issue Default Rating on rating watch positive.  These rating actions follow the July 29, 2016 announcement that NEE and EFH Corp. had entered into the NEE Merger Agreement (see Note 2 to Financial Statements for information regarding the NEE Merger Agreement and the EFH Bankruptcy Proceedings).  Oncor remains on “developing” outlook with S&P.

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

Material Credit Rating Covenants — Our revolving credit facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Based on the current ratings assigned to our debt securities at August 1, 2016, our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.00%.  A decline in credit ratings would increase the cost of our revolving credit facility and likely increase the cost of any debt issuances and additional credit facilities.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under our revolving credit facility, a default by us in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $50 million that are not discharged within 60 days may cause the maturity of outstanding balances ($1.133 billion in short-term borrowings and $7 million in letters of credit at June 30, 2016) under that facility to be accelerated.  Additionally, under the Deed of Trust, an event of default under either our revolving credit facility or our indentures would permit our lenders and the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Guarantees — At June 30, 2016, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2016, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Matters with the PUCT

Change in Control Review (PUCT Docket No. 45188) - In connection with the transactions contemplated by the Sixth Amended Plan of Reorganization filed in the EFH Bankruptcy Proceedings, in September 2015, Oncor and the Hunt Investor Group filed a joint report and application for regulatory approvals pursuant to PURA, which was conditionally approved on March 24, 2016. For additional information regarding the Sixth Amended Plan of Reorganization and application for regulatory approval, see Note 2 to Financial Statements and “City Rate Reviews” below.

The NEE Merger Agreement contemplates that Oncor, NEE and Merger Sub will file a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the New Plan of Reorganization, but that filing has not been made.  For additional information regarding the New Plan of Reorganization and application for regulatory approval, see Note 2 to Financial Statements.

City Rate Reviews  - Oncor has received resolutions passed by approximately 58 cities with original jurisdiction over electric utility rates directing Oncor to file rate review proceedings.  The resolutions passed required Oncor to file a rate review with each city by September 1, 2016 based on a January 1, 2015 to December 31, 2015 test year, with the cities’ analysis of such rate review filing due on October 13, 2016, Oncor’s rebuttal due on November 10, 2016, and hearings before city councils to be held between November 15 – December 15, 2016.  Final action by each city must be taken within 125 days from the rate review filing date, and Oncor has the right to appeal any city action to the PUCT.  However, Oncor has subsequently been notified by counsel representing these cities that these rate review proceedings have been abated indefinitely, pending resolution of Oncor ownership issues. The notice provides that if and when the cities desire to proceed with a rate inquiry, cities will notify Oncor in writing and inform Oncor of a precise date of the rate case, which will be at least 120 days from receipt of the communication that lifts the abatement.

2008 Rate Review (PUCT Docket No. 35717) — In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (PUCT Docket No. 35717), and new rates were implemented in September 2009.  We and four other parties appealed various portions of the rate review final order to a state district court.  In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  We filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities.  In early August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  The Austin Court of Appeals also reversed the PUCT and district court’s rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.’s ability to offset our taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment.  In late August 2014, we filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which we were not successful, including the consolidated tax savings adjustment.  In December 2014, the Austin Court of Appeals issued its opinion, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment.  We filed a petition for review with the Texas Supreme Court in February 2015.  The Texas Supreme Court granted the petition for review and the date of oral arguments has been set for September 13, 2016.  There is no deadline for the court to act.  If our appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, we estimate that on remand, the impact on earnings of the consolidated tax savings adjustment’s value could range from zero, as originally determined by the PUCT in Docket 35717, to a $135 million loss (after tax) including interest. Interest accrues at the PUCT approved rate for over-collections, which is 0.18% for 2016. We do not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to our results of operations or financial condition.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions.  Such actions or changes could significantly alter our basic financial position, results of operations or cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  All of our long-term debt at June 30, 2016 and December 31, 2015 carried fixed interest rates.

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

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates totaled $124 million at June 30, 2016,  of which $2 million has been offset with trade accounts and other payables.  Our credit risk exposure associated with receivables from members related to income taxes totaled $107 million at June 30, 2016.  Due to commitments made to the PUCT, this concentration of accounts receivable from affiliates increases the risk that a default could have a material effect on earnings and cash flows.  See Notes 2, 7 and 10 to Financial Statements for additional information regarding the potential impacts of the EFH Bankruptcy Proceedings on our transactions with affiliates and for additional information regarding our transactions involving members of the Texas Holdings Group.

Our exposure to credit risk associated with trade accounts receivable from nonaffiliates totaled $410 million at June 30, 2016.  The nonaffiliated receivable amount is before the allowance for uncollectible accounts, which totaled $3 million at June 30, 2016.  The nonaffiliated exposure includes trade accounts receivable from REPs totaling $308 million, which are almost entirely noninvestment grade.  At June 30, 2016, REP subsidiaries of a nonaffiliated entity collectively represented approximately 14% of the nonaffiliated trade receivable amount.  No single other nonaffiliated party represented 10% or more of the total trade accounts receivable amount.  We view our exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed*	As
	With File Number	Exhibit
(10)	Material Contracts.

Management Contracts; Compensatory Plans, Contracts and Arrangements.
10(a)	333-100240 Form 10-Q (filed May 5, 2016)	10(a)	—	Oncor Supplemental Retirement Plan, as amended.
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.

99			—	Condensed Statement of Consolidated Income – Twelve Months Ended June 30, 2016.

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

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
David M. Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date:  August 1, 2016

EXHIBIT INDEX

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed* With File Number	As Exhibit
(10)	Material Contracts.
Management Contracts; Compensatory Plans, Contracts and Arrangements.
10(a)	333-100240 Form 10-Q (filed May 5, 2016)	10(a)	—	Oncor Supplemental Retirement Plan, as amended.
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.

99			—	Condensed Statement of Consolidated Income – Twelve Months Ended June 30, 2016.

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*   Incorporated herein by reference.