Form 10-Q
period 2016-09-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2016-11-01
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of November 1, 2016,  80.03% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.22% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors.  None of the membership interests are publicly traded.

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

Contributed EFH Debtors	Certain Debtors that were subsidiaries of EFH and became subsidiaries of Reorganized TCEH and emerged from Chapter 11 at the time of the Reorganized TCEH Spin-Off
Deed of Trust

Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, made by Oncor to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, formerly The Bank of New York), as collateral agent, as amended

Debtors

EFH Corp. and the majority of its direct and indirect subsidiaries at the time of the EFH Petition Date, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities.   Prior to the Reorganized TCEH Spin-Off, also included the TCEH Debtors.

EECRF	energy efficiency cost recovery factor
EFCH

Refers to Energy Future Competitive Holdings Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and prior to the Reorganized TCEH Spin-Off, the parent of TCEH, and/or its subsidiaries, depending on context.

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

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.
EFH Debtors	EFH Corp. and its subsidiaries that are Debtors in the EFH Bankruptcy Proceedings, excluding the TCEH Debtors
EFH Petition Date	April 29, 2014. See EFH Bankruptcy Proceedings above.
EFH Retirement Plan	Refers to a defined benefit pension plan sponsored by EFH Corp., prior to the Reorganized TCEH Spin-Off, and sponsored by Reorganized TCEH on and after that date.
EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
Fitch	Fitch Ratings, Ltd. (a credit rating agency)
GAAP	generally accepted accounting principles of the U.S.
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
Luminant

Refers to subsidiaries of Reorganized TCEH (which, prior to the Reorganized TCEH Spin-Off were subsidiaries of TCEH) engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

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

Reorganized TCEH

TCEH Corp., and/or its subsidiaries, depending on context.  On October 3, 2016, the TCEH Debtors emerged from Chapter 11 and became subsidiaries of TCEH Corp.  Subsequent to the Reorganized TCEH Spin-Off, TCEH Corp. continued substantially the same operations as TCEH.

Reorganized TCEH Spin-Off	Refers to the completion of the TCEH Debtors’ reorganization under the Bankruptcy Code and emergence from the EFH Bankruptcy Proceedings effective October 3, 2016
REP	retail electric provider
S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)
SEC	US Securities and Exchange Commission
Sponsor Group

Refers collectively to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR), TPG Global, LLC (together with its affiliates, TPG) and GS Capital Partners, an affiliate of Goldman, Sachs & Co., that have an ownership interest in Texas Holdings.

TCEH

Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFCH and, prior to the Reorganized TCEH Spin-Off, the parent company of the TCEH Debtors (other than the Contributed EFH Debtors), depending on the context, that were engaged in electricity generation and wholesale and retail energy market activities, and whose  major subsidiaries included Luminant and TXU Energy.  Subsequent to the Reorganized TCEH Spin-Off, TCEH Corp. continued substantially the same operations as TCEH.

TCEH Debtors	Refers to the subsidiaries of TCEH that were Debtors in the EFH Bankruptcy Proceedings (including Luminant and TXU Energy) and the Contributed EFH Debtors
TCOS	transmission cost of service
TCRF	transmission cost recovery factor
Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.
Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.
Texas margin tax	A privilege tax imposed on taxable entities chartered/organized or doing business in the State of Texas that, for accounting purposes, is reported as an income tax.
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

TXU Energy

Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of Reorganized TCEH (and, prior to the Reorganized TCEH Spin-Off, a direct subsidiary of TCEH) engaged in the retail sale of electricity to residential and business customers.  TXU Energy is a REP in competitive areas of ERCOT.

U.S.	United States of America

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(millions of dollars)

Operating revenues:
Nonaffiliates	$806	$793	$2,262	$2,218
Affiliates	265	279	700	739
Total operating revenues	1,071	1,072	2,962	2,957
Operating expenses:
Wholesale transmission service	224	201	663	595
Operation and maintenance (Note 10)	190	186	542	539
Depreciation and amortization	190	217	593	653
Provision in lieu of income taxes (Note 10)	99	99	211	214
Taxes other than amounts related to income taxes	118	116	338	336
Total operating expenses	821	819	2,347	2,337
Operating income	250	253	615	620
Other income and (deductions) - net (Note 11)	(3)	(9)	(11)	(17)
Nonoperating provision in lieu of income taxes	(1)	(3)	(3)	(6)
Interest expense and related charges (Note 11)	85	84	252	250
Net income	$163	$163	$355	$359

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(millions of dollars)

Net income	$163	$163	$355	$359
Other comprehensive income (loss):
Cash flow hedges – derivative value net loss recognized in net income (net of tax expense of $–, $–, $– and $–) (Note 1)	1	1	1	1
Defined benefit pension plans (net of tax benefit of $–, $–, $– and $–) (Note 9)	-	-	1	1
Total other comprehensive income	1	1	2	2
Comprehensive income	$164	$164	$357	$361

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(millions of dollars)

Cash flows — operating activities:
Net income	$355	$359
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	629	686
Provision in lieu of deferred income taxes – net	166	(65)
Other – net	(3)	(2)
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 4)	(60)	41
Other operating assets and liabilities	(127)	34
Cash provided by operating activities	960	1,053
Cash flows — financing activities:
Issuances of long-term debt (Note 6)	175	725
Repayments of long-term debt (Note 6)	(41)	(594)
Net increase in short-term borrowings (Note 5)	40	(3)
Distributions to members (Note 8)	(189)	(283)
Debt discount, premium, financing and reacquisition expenses – net	11	(11)
Cash used in financing activities	(4)	(166)
Cash flows — investing activities:
Capital expenditures (Note 10)	(1,004)	(893)
Other – net	47	20
Cash used in investing activities	(957)	(873)
Net change in cash and cash equivalents	(1)	14
Cash and cash equivalents — beginning balance	25	4
Cash and cash equivalents — ending balance	$24	$18

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At September 30,	At December 31,
	2016	2015
	(millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$24	$25
Restricted cash — Bondco (Note 11)	-	38
Trade accounts receivable from nonaffiliates – net (Note 11)	450	388
Trade accounts and other receivables from affiliates – net (Note 10)	146	118
Amounts receivable from members related to income taxes (Note 10)	107	136
Materials and supplies inventories — at average cost	91	82
Prepayments and other current assets	97	89
Total current assets	915	876
Investments and other property (Note 11)	102	97
Property, plant and equipment – net (Note 11)	13,617	13,024
Goodwill (Note 11)	4,064	4,064
Regulatory assets – net (Note 4)	1,114	1,194
Other noncurrent assets	41	32
Total assets	$19,853	$19,287
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 5)	$880	$840
Long-term debt due currently ― Oncor (Note 6)	324	-
Long-term debt due currently ― Bondco (Note 6)	-	41
Trade accounts payable (Note 10)	205	150
Amounts payable to members related to income taxes (Note 10)	15	20
Accrued taxes other than amounts related to income	156	181
Accrued interest	69	82
Other current liabilities	139	144
Total current liabilities	1,788	1,458
Long-term debt, less amounts due currently ― Oncor (Note 6)	5,513	5,646
Liability in lieu of deferred income taxes (Note 10)	2,773	2,612
Employee benefit obligations and other (Note 10 and 11)	2,103	2,063
Total liabilities	12,177	11,779
Commitments and contingencies (Note 7)
Membership interests (Note 8):
Capital account ― number of interests outstanding 2016 and 2015 – 635,000,000	7,787	7,621
Accumulated other comprehensive loss	(111)	(113)
Total membership interests	7,676	7,508
Total liabilities and membership interests	$19,853	$19,287

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

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.  The services to REPs included subsidiaries of TCEH through the date of the Reorganized TCEH Spin-Off and subsidiaries of Reorganized TCEH after the date of the Reorganized TCEH Spin-Off.  Revenues from TCEH represented 24% and 25% of our total operating revenues for the nine months ended September 30, 2016 and 2015, respectively.  We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.  Oncor Holdings owns 80.03% of our membership interests, Texas Transmission owns 19.75% of our membership interests and certain members of our management team and board of directors indirectly own the remaining membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

Our consolidated financial statements include our wholly-owned, bankruptcy-remote financing subsidiary, Bondco, a variable interest entity.  This financing subsidiary was organized for the limited purpose of issuing certain transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.  Bondco issued an aggregate $1.3 billion principal amount of transition bonds during 2003 and 2004.  The 2003 Series transition bonds matured and were paid in full in 2015 and the 2004 Series transition bonds matured and were paid in full in May 2016.  Final true-up proceedings and refunds of over-collected transition charges for the transition bonds are being conducted by Oncor and the PUCT during 2016 and are expected to have minimal or no net income impact.

Various “ring-fencing” measures have been taken to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and our credit quality.  These measures serve to mitigate our and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that our assets and liabilities or those of Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in connection with a bankruptcy of one or more of those entities, including the EFH Bankruptcy Proceedings discussed below.  Such measures include, among other things: our sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; our board of directors being comprised of a majority of independent directors; and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group.  We do not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa.  Accordingly, our operations are conducted, and our cash flows are managed, independently from the Texas Holdings Group.

EFH Corp. Bankruptcy Proceedings

On the EFH Petition Date, the Debtors commenced proceedings under Chapter 11 of the US Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings.  See Note 2 for a discussion of the potential impacts of the EFH Bankruptcy Proceedings on our financial statements.

Basis of Presentation

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the 2015 Form 10-K.  In the opinion of Oncor management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been made.  All intercompany items and transactions have been eliminated in consolidation.    The results of operations for an interim period may not give a true indication of results for a full year due to seasonality.  All dollar amounts in the financial statements and tables in the notes are stated in millions of U.S. dollars unless otherwise indicated.

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

Changes in Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-2 (ASU 2016-2), Leases.    ASU 2016-2 amends previous GAAP to require the balance sheet recognition of lease assets and liabilities for operating leases.  Oncor will be required to adopt ASU 2016-2 by January 1, 2019 and does not expect to early adopt.  Retrospective application to the 2017 and 2018 comparative periods presented will be required in the year of adoption.  We continue to evaluate the impact of ASU 2016-2 on our financial statements.

Since May 2014, the FASB has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers along with other supplemental guidance (together, Topic 606).  Topic 606 introduces new, increased requirements for disclosure of revenue in financial statements and guidance that are intended to eliminate inconsistencies in the recognition of revenue.  Oncor will be required to adopt Topic 606 by January 1, 2018 and does not expect to early adopt.  We continue to evaluate the impact on our financial statements.  At this time, the adoption is not expected to have a material effect on our reported results of operations, financial condition or cash flows.

2.   EFH BANKRUPTCY PROCEEDINGS

On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries at the time, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the US Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing”

measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings.  See Note 1 and below for further information regarding the EFH Bankruptcy Proceedings and the proposed change in control of our indirect majority owner in connection with such proceedings.

The US Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date.  Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations.  Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of the EFH Petition Date, we estimated that our receivables from the Texas Holdings Group totaled approximately $129 million.  As of September 30, 2016, we had collected $128 million of the prepetition amount.  We estimate any potential pre-tax loss resulting from the EFH Bankruptcy Proceedings to be immaterial.  A provision for uncollectible accounts from affiliates had not been established as of September 30, 2016.  As discussed below, the New Plan of Reorganization (defined below) provided for a spin-off of the TCEH Debtors from EFH Corp.  As a result of this  spin-off, Reorganized TCEH and its subsidiaries, including Luminant and TXU Energy, ceased to be affiliates of ours as of October 3, 2016.

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

On May 1, 2016, following receipt of the Plan Support Termination Notice, EFH Corp. and EFIH delivered a written notice (Merger and Purchase Agreement Termination Notice) to the Hunt Investor Group notifying the Hunt Investor Group that EFH Corp. and EFIH terminated the Hunt Merger and Purchase Agreement. The termination of the Hunt Merger and Purchase Agreement also caused the automatic termination (without the necessity of further action) of (i) certain agreements defining the investment obligations of certain Hunt Investor Group members, and (ii) a letter agreement between Oncor and the Hunt Investor Group.

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

The New Plan of Reorganization provides that the confirmation and effective date of the New Plan of Reorganization with respect to the TCEH Debtors may occur (and on October 3, 2016, it did occur) separate from, and independent of, the confirmation and effective date of the New Plan of Reorganization with respect to the EFH Debtors. The New Plan of Reorganization, subject to certain conditions and required regulatory approvals, provides for, among other things:

•

with respect to the TCEH Debtors, either (a) a tax-free spin-off from EFH Corp., including a transaction that will result in a partial step-up in the tax basis of certain TCEH assets distributed to a newly formed entity wholly owned by TCEH, or (b) a taxable transaction that results in the assets of the TCEH Debtors being distributed to a newly formed entity wholly owned by Reorganized TCEH (TCEH Transactions), and

•

with respect to the EFH Debtors, the reorganization of EFH Corp. and EFIH (Reorganized EFH) either pursuant to (a) an equity investment (which may be from existing creditors or third-party investors) or (b) pursuant to a standalone plan of reorganization, in which creditors receive shares of common stock of Reorganized EFH.

Solely as it pertains to the TCEH Debtors, the disclosure statement was approved by the bankruptcy court.  The bankruptcy court confirmed the New Plan of Reorganization with respect to the TCEH Debtors on August 26, 2016, and it became effective by its terms, and the Reorganized TCEH Spin-Off occurred effective October 3, 2016.

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

In August 2016, the EFH Debtors filed a motion seeking bankruptcy court approval of entry into the NEE Merger Agreement, a related termination fee and the NEE Plan Support Agreement. The NEE Merger Agreement includes various conditions precedent to consummation of the transactions contemplated thereby, including, among others, a condition that certain approvals and rulings be obtained, including from, among others, the PUCT and the IRS and a condition that the TCEH Transactions have occurred. NEE will not be required to consummate the NEE Merger if, among other items, the PUCT approval is obtained but with conditions, commitments or requirements that impose a Burdensome Condition (as defined in the NEE Merger Agreement). NEE’s and Merger Sub’s obligations under the NEE Merger Agreement are not subject to any financing condition.  The bankruptcy court approved EFH Corp. and EFIH’s entry into the NEE Merger Agreement, the related termination fee, and the NEE Plan Support Agreement by order dated September 19, 2016.

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

The NEE Merger Agreement may be terminated upon certain events, including, among other things:

•	by either party, if the NEE Merger is not consummated by March 26, 2017, subject to a 90-day extension under certain conditions; or

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

Following the execution and delivery of the NEE Merger Agreement, EFIH requested, pursuant to the NEE Merger Agreement, that Oncor Holdings and Oncor enter into a letter agreement (NEE Letter Agreement) with NEE and Merger Sub. The NEE Letter Agreement was executed on August 4, 2016 and sets forth certain rights and obligations of the Oncor Ring-Fenced Entities, NEE and Merger Sub to cooperate in the manner set forth therein with respect to initial steps to be taken in connection with the acquisition of Reorganized EFH (EFH Acquisition) and the other transactions described in the NEE Merger Agreement.

The NEE Letter Agreement is not intended to give NEE or Merger Sub, directly or indirectly, the right to control or direct the operations of any of the Oncor Ring-Fenced Entities prior to the receipt of all approvals required by the bankruptcy court, the PUCT and other governmental entities and the consummation of the EFH Acquisition and related transactions (if and when such transactions are consummated). In addition, Oncor Holdings and Oncor have not endorsed or approved any restructuring involving Oncor Holdings or Oncor or any other transaction proposed by NEE or Merger Sub involving Oncor Holdings or Oncor.

On October 29, 2016, we entered into an Interest Purchase Agreement (OMI Agreement) with T & D Equity Acquisition, LLC, a wholly-owned subsidiary of NEE (T&D Equity Acquisition) and Investment LLC pursuant to which T&D Equity Acquisition would purchase the 1,396,008 limited liability company interests of Oncor that Investment LLC owns in exchange for a purchase price of approximately $27 million.    The OMI Agreement contains various conditions precedent to consummation of the transactions contemplated thereby, including the consummation of the transactions contemplated by the NEE Merger Agreement.

On October 30, 2016, an affiliate of NEE entered into an Agreement and Plan of Merger (the TTI Merger Agreement) with Texas Transmission Holdings Corporation (the parent of Texas Transmission) and certain of its affiliates to purchase Texas Transmission's 19.75% equity interest in Oncor for approximately $2.4 billion.  The parties have agreed to use their best efforts to have the TTI Merger Agreement close contemporaneously with the NEE Merger. The TTI Merger Agreement also contains various conditions precedent to consummation of the transactions contemplated thereby, including a requirement that EFH Corp., subject to bankruptcy court approval, waive its rights of first refusal under the Investor Rights Agreement to purchase Texas Transmission's 19.75% equity interest in Oncor.

Notwithstanding these pending transactions, we cannot predict the ultimate outcome of the EFH Bankruptcy Proceedings, including whether the transactions contemplated by any Plan of Reorganization, including the EFH Acquisition, will (or when they will) close.  In this regard, we cannot predict how any reorganization of EFH Corp. and EFIH ultimately will impact Oncor or what form any change in indirect ownership of Oncor may take.  On September 19, 2016, the bankruptcy court approved the disclosure statement as it relates to the EFH Debtors.  The confirmation hearing for the New Plan of Reorganization as it relates to the EFH Debtors is scheduled to commence on December 1, 2016.

Regulatory Matters Related to EFH Bankruptcy Proceedings

In September 2015, Oncor and the Hunt Investor Group filed in PUCT Docket No. 45188 a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Sixth Amended Plan of Reorganization.  On March 24, 2016, the PUCT issued an order conditionally approving the joint application.  On April 18, 2016, the Hunt Investor Group and certain interveners in PUCT Docket No. 45188 filed motions for rehearing and on May 19, 2016, the PUCT denied such motions and the order became final.  The Hunt Investor Group filed a petition with the Travis County District Court on June 17, 2016 seeking review of the order.  We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 45188, particularly in  light of the termination of the Sixth Amended Plan of Reorganization and the other pending transactions discussed above.

In connection with PUCT Docket No. 45188, certain cities that have retained original jurisdiction over electric utility rates passed resolutions directing Oncor to file rate review proceedings.  For more information, see Note 3 – “City Rate Reviews”.

The NEE Merger Agreement contemplates that Oncor and NEE file a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Amended New Plan.  On October 31, 2016, Oncor and NEE filed that joint application in PUCT Docket No. 46238.

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

3.    REGULATORY MATTERS

Change in Control Reviews

In September 2015, Oncor and the Hunt Investor Group filed in PUCT Docket No. 45188 a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Sixth Amended Plan of Reorganization.  On March 24, 2016, the PUCT issued an order conditionally approving the joint application.  On April 18, 2016, the Hunt Investor Group and certain interveners in PUCT Docket No. 45188 filed motions for rehearing and on May 19, 2016, the PUCT denied such motions and the order became final.  The Hunt Investor Group filed a petition with the Travis County District Court on June 17, 2016 seeking review of the order.  We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 45188, particularly in light of the termination of the Sixth Amended Plan of Reorganization and the other pending transactions discussed

in Note 2 to Financial Statements.    For additional information regarding the Sixth Amended Plan of Reorganization and application for regulatory approval, see Note 2 to Financial Statements and “City Rate Reviews” below.

The NEE Merger Agreement contemplates that Oncor and NEE file a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Amended New Plan.  On October 31, 2016, Oncor and NEE filed that joint application in PUCT Docket No. 46238. For additional information regarding the Amended New Plan and application for regulatory approval, see Note 2 to Financial Statements.

City Rate Reviews

Oncor has received resolutions passed by approximately 58 cities with original jurisdiction over electric utility rates directing Oncor to file rate review proceedings.  The resolutions passed required Oncor to file a rate review with each city by September 1, 2016 based on a January 1, 2015 to December 31, 2015 test year.  However, Oncor has subsequently been notified by counsel representing these cities that these rate review proceedings have been abated indefinitely, pending resolution of Oncor ownership issues. The notice provides that if and when the cities desire to proceed with a rate inquiry, cities will notify Oncor in writing and inform Oncor of a precise date of the rate case, which will be at least 120 days from receipt of the communication that lifts the abatement.

2008 Rate Review

In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (PUCT Docket No. 35717), and new rates were implemented in September 2009.  We and four other parties appealed various portions of the rate review final order to a state district court.  In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  We filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities.  In early August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  The Austin Court of Appeals also reversed the PUCT and district court’s rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.’s ability to offset our taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment.  In late August 2014, we filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which we were not successful, including the consolidated tax savings adjustment.  In December 2014, the Austin Court of Appeals issued its opinion, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment.  We filed a petition for review with the Texas Supreme Court in February 2015.  The Texas Supreme Court granted the petition for review and heard oral arguments in September 2016.  There is no deadline for the court to act.  If our appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, we estimate that on remand, the impact on earnings of the consolidated tax savings adjustment’s value could range from zero, as originally determined by the PUCT in Docket 35717, to a $135 million loss (after tax) including interest. Interest accrues at the PUCT approved rate for over-collections, which is 0.18% for 2016. We do not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to our results of operations or financial condition.

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

	Remaining Rate Recovery/Amortization Period at	Carrying Amount At
	September 30, 2016	September 30, 2016	December 31, 2015

Regulatory assets:
Generation-related regulatory assets securitized by transition bonds (a)(d)	-	$-	$31
Employee retirement costs being amortized	3 years	27	38
Unrecovered employee retirement costs incurred since the last rate review period (b)	To be determined	318	291
Employee retirement liability (a)(b)(c)	To be determined	812	853
Self-insurance reserve (primarily storm recovery costs) being amortized ― net	3 years	72	95
Unrecovered self-insurance reserve incurred since the last rate review period ― net (b)	To be determined	374	332
Securities reacquisition costs (pre-industry restructure)	1 year or less	6	14
Securities reacquisition costs (post-industry restructure) ― net	Lives of related debt	10	9
Recoverable amounts in lieu of deferred income taxes ― net	Life of related asset or liability	3	12
Deferred conventional meter and metering facilities depreciation	Largely 4 years	83	100
Under-recovered AMS costs	To be determined	194	164
Energy efficiency performance bonus (a)	1 year or less	12	10
Under-recovered wholesale transmission service expense (a)	1 year or less	15	-
Other regulatory assets	Various	8	9
Total regulatory assets		1,934	1,958

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	782	686
Investment tax credit and protected excess deferred taxes	Various	10	14
Over-collection of transition bond charges (a)(d)	1 year or less	6	29
Over-recovered wholesale transmission service expense (a)	1 year or less	-	24
Energy efficiency programs (a)	Not applicable	22	11
Total regulatory liabilities		820	764
Net regulatory asset		$1,114	$1,194

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(c)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(d)

Bondco net regulatory liabilities at September 30, 2016 were zero  (excludes $6 million of over-collections related to transition bonds assumed by Oncor for final settlement).  Bondco net regulatory assets of $10 million at December 31, 2015 consisted of $31 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $21 million (excludes $8 million of over-collections related to transition bonds assumed by Oncor for final settlement).

5.    BORROWINGS UNDER CREDIT FACILITIES

At September 30, 2016, we had a $2.0 billion secured revolving credit facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances.  In October 2016, we exercised the second of two one-year extensions available to us and extended the term of the revolving credit facility to October 2018.  The terms of the revolving credit facility allow us to request an increase in our borrowing capacity of $100 million in the aggregate provided certain conditions are met, including lender approval.

Borrowings under the revolving credit facility are classified as short-term on the balance sheet and are secured equally and ratably with all of our other secured indebtedness by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.

At September 30, 2016, we had outstanding borrowings under the revolving credit facility totaling $880 million with an interest rate of 1.52% and outstanding letters of credit totaling $7 million.  At December 31, 2015, we had outstanding borrowings under the revolving credit facility totaling $840 million with an interest rate of 1.48% and outstanding letters of credit totaling $7 million.

Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  At September 30, 2016, all outstanding borrowings bore interest at LIBOR plus 1.00%.  Amounts borrowed under the revolving credit facility, once repaid, can be borrowed again from time to time.

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.100% to 0.275% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the revolving credit facility.  Letter of credit fees on the stated amount of letters of credit issued under the revolving credit facility are payable to the lenders quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR.  Customary fronting and administrative fees are also payable to letter of credit fronting banks.  At September 30, 2016, letters of credit bore interest at 1.20%, and a commitment fee (at a rate of 0.10% per annum) was payable on the unfunded commitments under the revolving credit facility, each based on our current credit ratings.

Subject to the limitations described below, borrowing capacity available under the revolving credit facility at September 30, 2016 and December 31, 2015 was $1.113 billion and $1.153 billion, respectively.  Generally, our indentures and revolving credit facility limit the incurrence of other secured indebtedness except for indebtedness secured equally and ratably with the indentures and revolving credit facility and certain permitted exceptions.  As described further in Note 6, the Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust.  At September 30, 2016, the available borrowing capacity of the revolving credit facility could be fully drawn.

The revolving credit facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring additional liens; entering into mergers and consolidations; and sales of substantial assets.  In addition, the revolving credit facility requires that we maintain a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.  For purposes of the ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with GAAP).  The debt calculation excludes any outstanding transition bonds issued by Bondco, but includes any unamortized fair value discount related to Bondco.  Capitalization is calculated as membership interests determined in accordance with GAAP plus indebtedness described above.  At September 30, 2016, we were in compliance with this covenant and with all other covenants.

6.    LONG-TERM DEBT

At September 30, 2016 and December 31, 2015, our long-term debt consisted of the following:

	September 30,	December 31,
	2016	2015

Oncor (a):
5.000% Fixed Senior Notes due September 30, 2017	$324	$324
6.800% Fixed Senior Notes due September 1, 2018	550	550
2.150% Fixed Senior Notes due June 1, 2019	250	250
5.750% Fixed Senior Notes due September 30, 2020	126	126
4.100% Fixed Senior Notes due June 1, 2022	400	400
7.000% Fixed Debentures due September 1, 2022	800	800
2.950% Fixed Senior Notes due April 1, 2025	350	350
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
4.550% Fixed Senior Notes due December 1, 2041	400	400
5.300% Fixed Senior Notes due June 1, 2042	500	500
3.750% Fixed Senior Notes due April 1, 2045	550	375
Unamortized discount and debt issuance costs	(38)	(54)
Less amount due currently	(324)	-
Long-term debt, less amounts due currently — Oncor	5,513	5,646

Bondco (b):
5.290% Fixed Series 2004 Bonds due May 15, 2016	-	41
Total	-	41
Less amount due currently	-	(41)
Long-term debt, less amounts due currently — Bondco	-	-
Total long-term debt, less amounts due currently	$5,513	$5,646

__________

(a)   Secured by first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.

(b)   The transition bonds were nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt-Related Activity in 2016

Debt Repayments

Repayments of long-term debt in the nine months ended September 30, 2016 totaled $41 million, representing the final transition bond principal payment at the scheduled maturity date.

Issuance of Senior Secured Notes

In August 2016, we completed the sale of $175 million aggregate principal amount of 3.75% senior secured notes maturing in April 2045 (Additional 2045 Notes).  The Additional 2045 Notes were an additional issuance of our 3.75% senior secured notes maturing in April 2045, $375 million aggregate principal amount of which were previously issued in March 2015 (2045 Notes).  The Additional 2045 Notes were issued as part of the same series as the 2045 Notes.  We used the net proceeds of approximately $185 million from the sale of the Additional 2045 Notes to repay borrowings under our revolving credit facility and for general corporate purposes.  The Additional

2045 Notes and 2045 Notes are secured by the first priority lien and are secured equally and ratably with all of our other secured indebtedness as discussed below.

Interest on the Additional 2045 Notes is payable in cash semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2016.  We may at our option redeem the Additional 2045 Notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and, until October 1, 2044, a make-whole premium.  The Additional 2045 Notes also contain customary events of default, including failure to pay principal or interest on the notes when due.

The Additional 2045 Notes were issued in a private placement and were not registered under the Securities Act of 1933, as amended.  We have agreed, subject to certain exceptions, to register with the SEC notes having substantially identical terms as the Additional 2045 Notes (except for provisions relating to the transfer restriction and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the Additional 2045 Notes.  We have agreed to use commercially reasonable efforts to cause the exchange offer to be completed within 315 days after the issue date of the Additional 2045 Notes.  If a registration statement for the exchange offer is not declared effective by the SEC within 270 days after the issue date of the Additional 2045 Notes or the exchange offer is not completed within 315 days after the issue date of the Additional 2045 Notes (an exchange default), then the annual interest rate on the Additional 2045 Notes will increase 50 basis points per annum until the earlier of the expiration of the exchange default or the second anniversary of the issue date of the Additional 2045 Notes.

Deed of Trust

Our secured indebtedness, including the revolving credit facility described in Note 5, is secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At September 30, 2016, the amount of available bond credits was $2.534 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $1.586 billion.

Fair Value of Long-Term Debt

At September 30, 2016 and December 31, 2015, the estimated fair value of our long-term debt (including current maturities, if any) totaled $7.112 billion and $6.287 billion, respectively, and the carrying amount totaled $5.837 billion and $5.687 billion, respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

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

8.    MEMBERSHIP INTERESTS

Cash Distributions

Distributions are limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At September 30, 2016, $69 million was available for distribution to our members as our regulatory capitalization ratio was 59.6% debt to 40.4% equity.  The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  Equity is calculated as membership interests determined in accordance with GAAP, excluding the effects of purchase accounting (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

On October 26, 2016, our board of directors declared a cash distribution of $41 million, which was paid to our members on October 27, 2016.  During the nine months ended September 30, 2016, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
July 27, 2016	August 11, 2016	$68
April 27, 2016	May 11, 2016	$65
February 24, 2016	February 25, 2016	$56

Membership Interests

The following table presents the changes to membership interests during the nine months ended September 30, 2016 and 2015:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests

Balance at December 31, 2015	$7,621	$(113)	$7,508
Net income	355	-	355
Distributions	(189)	-	(189)
Net effects of cash flow hedges (net of tax)	-	1	1
Defined benefit pension plans (net of tax)	-	1	1
Balance at September 30, 2016	$7,787	$(111)	$7,676

Balance at December 31, 2014	$7,625	$(107)	$7,518
Net income	359	-	359
Distributions	(283)	-	(283)
Net effects of cash flow hedges (net of tax)	-	1	1
Defined benefit pension plans (net of tax)	-	1	1
Balance at September 30, 2015	$7,701	$(105)	$7,596

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 and 2015:

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2015	$(22)	$(91)	$(113)
Defined benefit pension plans (net of tax)	-	1	1
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	1	-	1
Balance at September 30, 2016	$(21)	$(90)	$(111)

Balance at December 31, 2014	$(24)	$(83)	$(107)
Defined benefit pension plans (net of tax)	-	1	1
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	1	-	1
Balance at September 30, 2015	$(23)	$(82)	$(105)

9.    PENSION AND OPEB PLANS

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

Oncor OPEB Plan

The Oncor OPEB Plan covers our eligible current and future retirees as well as certain eligible retirees of EFH Corp. whose employment included service with both Oncor (or a predecessor regulated electric business) and a non-regulated business of EFH Corp.  At September 30, 2016, EFH Corp. retained its portion of the liability for retiree benefits related to those retirees.   As we are not responsible for EFH Corp.’s portion of the Oncor OPEB Plan’s unfunded liability, that amount is not reported on our balance sheet.  See Note 10 to Financial Statements in our 2015 Form 10-K for additional information.

Pension and OPEB Costs

Our net costs related to pension plans and the Oncor OPEB Plan for the three and nine months ended September 30, 2016 and 2015 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Components of net allocated pension costs:
Service cost	$6	$6	$18	$18
Interest cost	33	33	101	99
Expected return on assets	(30)	(29)	(92)	(87)
Amortization of net loss	10	16	30	48
Net pension costs	19	26	57	78
Components of net OPEB costs:
Service cost	2	2	6	6
Interest cost	12	11	36	33
Expected return on assets	(2)	(3)	(6)	(9)
Amortization of prior service cost	(5)	(5)	(15)	(15)
Amortization of net loss	9	8	26	24
Net OPEB costs	16	13	47	39
Total net pension and OPEB costs	35	39	104	117
Less amounts deferred principally as property or a regulatory asset	(25)	(28)	(75)	(84)
Net amounts recognized as expense	$10	$11	$29	$33

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

Pension and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and Oncor OPEB Plan of $3 million and $22 million, respectively, during the nine months ended September 30, 2016.   We expect to make additional cash contributions to the pension plans and Oncor OPEB Plan of $1 million and $16 million, respectively, during the remainder of 2016. Our aggregate pension plans and Oncor OPEB Plan funding is expected to total approximately $479 million and $160 million, respectively, in the 2016 to 2020 period based on the latest actuarial projections.

10.   RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions at September 30, 2016.  See Note 2 for additional information regarding related-party contingencies resulting from the EFH Bankruptcy Proceedings  and information regarding the Reorganized TCEH Spin-Off. As a result of the Reorganized TCEH Spin-Off, Reorganized TCEH and its subsidiaries, including Luminant and TXU Energy, ceased to be related parties as of October 3, 2016.

.

•

We recorded revenue from TCEH, principally for electricity delivery fees, which totaled $265 million and $279 million for the three months ended September 30, 2016 and 2015, respectively, and $700 million and $739 million for the nine months ended September 30, 2016 and 2015, respectively.  The fees are based on rates regulated by the PUCT that apply to all REPs.  These revenues included less than $1 million for each of the three- and nine-month periods ended September 30, 2016 and 2015 pursuant to a transformer maintenance agreement with TCEH.

Trade accounts and other receivables from EFH Corp. affiliates – net reported on our balance sheet, primarily consisting of trade receivables from TCEH related to these electricity delivery fees, are as follows:

	At September 30,	At December 31,
	2016	2015

Trade accounts and other receivables from affiliates	$149	$120
Trade accounts and other payables to affiliates	(3)	(2)
Trade accounts and other receivables from affiliates – net	$146	$118

•

EFH Corp. subsidiaries charge us for certain administrative services at cost.  Our payments to EFH Corp. subsidiaries for administrative services, which are primarily reported in operation and maintenance expenses, totaled less than $1 million and $5 million for the three months ended September 30, 2016 and 2015, respectively, and less than $1 million and $14 million for the nine months ended September 30, 2016 and 2015, respectively.  We also charge each other for shared facilities at cost.  Our payments to EFH Corp. for shared facilities totaled $1 million for each of the three-month periods ended September 30, 2016 and 2015 and $3 million for each of the nine-month periods ended September 30, 2016 and 2015.    Payments we received from EFH Corp. subsidiaries related to shared facilities totaled $1 million and less than $1  million for the three-month periods ended September 30, 2016 and 2015, respectively, and  $1 million for each of the nine-month periods ended September 30, 2016 and 2015.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At September 30, 2016			At December 31, 2015
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes receivable	$(84)	$(23)	$(107)	$(109)	$(27)	$(136)
Texas margin taxes payable	15	-	15	20	-	20
Net payable (receivable)	$(69)	$(23)	$(92)	$(89)	$(27)	$(116)

Cash payments made to members related to income taxes consisted of the following:

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes	$-	$-	$-	$39	$10	$49
Texas margin taxes	20	-	20	24	-	24
Total payments	$20	$-	$20	$63	$10	$73

•

Our PUCT-approved tariffs include requirements to assure adequate creditworthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Bondco.  Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH was required to post collateral support in an amount equal to estimated transition charges over specified time periods.  Accordingly, TCEH had posted security in the amount of zero and $6 million for our benefit at September 30, 2016 and December 31, 2015, respectively.

•

At September 30, 2016, Oncor held approximately $6 million of over-collected transition charges, which are being refunded to REPs.  An estimated $1 million of the over-collection was refunded to TCEH prior to the Reorganized TCEH Spin-Off, and an estimated $1 million of the over-collection will be refunded to Reorganized TCEH following the Reorganized TCEH Spin-Off.

•

Under Texas regulatory provisions, the trust fund for decommissioning TCEH’s Comanche Peak nuclear generation facility is funded by a delivery fee surcharge we collect from REPs and remit monthly, prior to the Reorganized TCEH Spin-Off, to TCEH, and after the Reorganized TCEH Spin-Off, to Reorganized TCEH.  Delivery fee surcharges totaled $6 million and $5 million for the three-month periods ended September 30, 2016 and 2015, respectively, and $15 million and $13 million for the nine-month periods ended September 30, 2016 and 2015, respectively.  Our sole obligation with regard to nuclear decommissioning is as the collection agent of funds charged to ratepayers for nuclear decommissioning activities.  If, at the time of decommissioning, actual decommissioning costs exceed available trust funds, we would not be obligated to pay any shortfalls but would be required to collect any rates approved by the PUCT to recover any additional decommissioning costs.  Further, if there were to be a surplus when decommissioning is complete, such surplus would be returned to ratepayers under terms prescribed by the PUCT.

•

Related parties of the Sponsor Group have (1) sold, acquired or participated in the offerings of our debt or debt securities in open market transactions or through loan syndications, and (2) performed various financial advisory, dealer, commercial banking and investment banking services for us and certain of our affiliates for which they have received or will receive customary fees and expenses, and may from time to time in the future participate in any of the items in (1) and (2) above.  Also, as of September 30, 2016, 16.6% of the equity in an existing vendor of the company was held by a member of the Sponsor Group.  During 2016 and 2015, this vendor performed transmission and distribution system construction and maintenance services for us.  Cash payments were made for such services to this vendor totaling $138 million dollars for the nine months ended September 30, 2016 of which approximately $131 million was capitalized and $7 million recorded as an operation and maintenance expense.  At September 30, 2016, we had outstanding trade payables to this vendor of $7 million.

See Note 8 for information regarding distributions to members and Note 9 for information regarding our participation in the EFH Corp. pension plan and transactions with EFH Corp. involving employee benefit matters.

11.   SUPPLEMENTARY FINANCIAL INFORMATION

Major Customers

Revenues from TCEH represented  25% and 26% of our total operating revenues for the three months ended September 30, 2016 and 2015, respectively and 24% and 25% for the nine months ended September 30, 2016 and 2015, respectively.  Revenues from REP subsidiaries of a nonaffiliated entity collectively represented 19% and 18% of our total operating revenues for the three months ended September 30, 2016 and 2015, respectively, and 17% of our total operating revenues for each of the nine-month periods ended September 30, 2016 and 2015.  No other customer represented 10% or more of our total operating revenues.

Other Income and (Deductions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Accretion of fair value adjustment (discount) to regulatory assets due to purchase accounting	$-	$1	$1	$5
Professional fees	(3)	(7)	(11)	(14)
Non-recoverable pension and OPEB (Note 9)	-	(2)	(1)	(6)
Other	-	(1)	-	(2)
Total other income and (deductions) - net	$(3)	$(9)	$(11)	$(17)

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Interest expense	$86	$85	$256	$251
Amortization of debt issuance costs and discounts	1	-	2	2
Allowance for funds used during construction – capitalized interest portion	(2)	(1)	(6)	(3)
Total interest expense and related charges	$85	$84	$252	$250

Restricted Cash

Restricted cash at September 30, 2016 was zero as a result of the maturity and payment in full of the 2004 Series transition bonds in May 2016.  Restricted cash reported on our balance sheet at December 31, 2015 related to the transition bonds.

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2016	2015

Gross trade accounts and other receivables - net	$600	$509
Trade accounts and other receivables from affiliates - net	(146)	(118)
Allowance for uncollectible accounts	(4)	(3)
Trade accounts receivable from nonaffiliates – net	$450	$388

At September 30, 2016 and December 31, 2015, REP subsidiaries of a nonaffiliated entity, collectively represented approximately 17% and 13% of the nonaffiliated trade accounts receivable amount, respectively.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.  Due to commitments made to the PUCT in 2007, we are not allowed to recover bad debt expense, or certain other costs and expenses, from ratepayers in the event of a default or bankruptcy by an affiliate REP.

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2016	2015

Assets related to employee benefit plans, including employee savings programs	$98	$94
Land and other investments	4	3
Total investments and other property	$102	$97

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2016	2015

Total assets in service	$19,719	$19,072
Less accumulated depreciation	6,758	6,479
Net of accumulated depreciation	12,961	12,593
Construction work in progress	641	416
Held for future use	15	15
Property, plant and equipment – net	$13,617	$13,024

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet consisted of the following:

	At September 30, 2016			At December 31, 2015
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Identifiable intangible assets subject to amortization included in property, plant and equipment:
Land easements	$480	$94	$386	$467	$91	$376
Capitalized software	454	312	142	435	269	166
Total	$934	$406	$528	$902	$360	$542

Aggregate amortization expense for intangible assets totaled $14 million and $16 million for the three-month periods ended September 30, 2016 and 2015, respectively, and $46 million and $48 million for the nine-month periods ended September 30, 2016 and 2015, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense
2016	$61
2017	54
2018	48
2019	45
2020	44

At both September 30, 2016 and December 31, 2015, goodwill totaling $4.1 billion was reported on our balance sheet.  None of this goodwill is being deducted for tax purposes.

Employee Benefit Obligations and Other

Employee benefit obligations and other reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2016	2015

Retirement plans and other employee benefits	$2,021	$1,985
Uncertain tax positions (including accrued interest)	3	3
Investment tax credits	13	15
Other	66	60
Total employee benefit obligations and other	$2,103	$2,063

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2016	2015

Cash payments (receipts) related to:
Interest	$266	$277
Capitalized interest	(6)	(3)
Interest (net of amounts capitalized)	$260	$274
Amount in lieu of income taxes (a):
Federal	-	49
State	20	24
Total amount in lieu of income taxes	$20	$73
Noncash construction expenditures (b)	$104	$60

_____________

(a)	See Note 10 for income tax related detail.
(b)	Represents end-of-period accruals.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2016 and 2015 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements as well as the Risk Factors contained in our 2015 Form 10-K.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of U.S. dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.  The services to REPs included subsidiaries of TCEH through the date of the Reorganized TCEH Spin-Off and subsidiaries of Reorganized TCEH after the date of the Reorganized TCEH Spin-Off.    Revenues from TCEH represented 25%  and 26%  of our reported total operating revenues for the three months ended September 30, 2016 and 2015, respectively and 24% and 25% of our reported total operating revenues for the nine months ended September 30, 2016 and 2015, respectively.  We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  Oncor Holdings owns 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly own the remaining 0.22% of the outstanding membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

Various “ring-fencing” measures have been taken to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and our credit quality.  These measures serve to mitigate our and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that our assets and liabilities or those of Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in connection with a bankruptcy of one or more of those entities, including the EFH Bankruptcy Proceedings discussed below.  Such measures include, among other things: our sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; our board of directors being comprised of a majority of independent directors; and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group.  We do not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa.  Accordingly, our operations are conducted, and our cash flows are managed, independently from the Texas Holdings Group.

Significant Activities and Events

EFH Bankruptcy Proceedings — On the EFH Petition Date, the Debtors commenced proceedings under Chapter 11 of the US Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings.  See Note 2 to Financial Statements for a discussion of the potential impacts of the EFH Bankruptcy Proceedings on our financial statements,  a discussion of the proposed change in control of Oncor’s indirect majority owner in connection with such proceedings, and a discussion of the Reorganized TCEH Spin-Off. As a result of the Reorganized TCEH Spin-Off, Reorganized TCEH and its subsidiaries, including Luminant and TXU Energy, ceased to be affiliates of ours as of October 3, 2016.

The US Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date.  Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations.  Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of the EFH

Petition Date, we estimated that our receivables from the Texas Holdings Group totaled approximately $129 million.  As of September 30, 2016, we had collected $128 million of the prepetition amount.  We estimate any potential pre-tax loss resulting from the EFH Bankruptcy Proceedings to be immaterial.  A provision for uncollectible accounts from affiliates had not been established as of September 30, 2016.  For more information on the EFH Bankruptcy Proceedings, see Note 2 to Financial Statements.

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

For information regarding matters with the PUCT, see discussion below under “Regulation and Rates.”

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change

Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	14,337	14,494	(1.1)	32,551	34,174	(4.7)
Other (a)	21,137	21,522	(1.8)	57,018	57,008	-
Total electric energy volumes	35,474	36,016	(1.5)	89,569	91,182	(1.8)
Reliability statistics (b):
System Average Interruption Duration Index (SAIDI) (nonstorm)				96.1	98.0	(1.9)
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.4	1.4	-
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				68.4	71.4	(4.2)
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)				3,422	3,367	1.6

	Three Months Ended September 30,		$	Nine Months Ended September 30,		$
	2016	2015	Change	2016	2015	Change

Operating revenues:
Distribution base revenues	$545	$552	$(7)	$1,401	$1,434	$(33)
Transmission base revenues (c)	227	214	13	680	632	48
Reconcilable rates:
TCRF (c)	305	277	28	908	820	88
Transition charges	-	30	(30)	22	99	(77)
AMS surcharges	32	34	(2)	99	107	(8)
EECRF and rate case expense surcharges	19	16	3	43	38	5
Other miscellaneous revenues	24	25	(1)	54	52	2
Intercompany eliminations (c)	(81)	(76)	(5)	(245)	(225)	(20)
Total operating revenues	$1,071	$1,072	$(1)	$2,962	$2,957	$5

________________

(a)	Includes small business, large commercial and industrial and all other non-residential distribution points of delivery.
(b)

SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.  The statistics presented are based on twelve months ended September 30, 2016 and 2015 data.

(c)	A portion of transmission base revenues (TCOS) is recovered from Oncor’s distribution customers through the TCRF rate. 30

Financial Results — Three Months Ended September 30, 2016 Compared to Three Months Ended September  30, 2015

Total operating revenues decreased $1 million to $1,071 million in 2016.  All revenue is billed under tariffs approved by the PUCT.  The change reflected:

•

A Decrease in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on January 1, 2012.  The $7 million decrease in distribution base rate revenues includes a  $15 million decrease due to lower consumption primarily driven by milder summer weather conditions, partially offset by an $8 million increase due to growth in points of delivery.

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $13 million increase in transmission base revenues primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table below for a listing of Transmission Interim Rate Update Applications impacting revenues for the three months ended September 30, 2016 and 2015, as well as filings that will impact revenues for the year ended December 31, 2016.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
46210	July 2016	September 2016	$14	$9	$5
44968	July 2015	September 2015	$21	$14	$7
44363	January 2015	March 2015	$35	$23	$12
42706	July 2014	September 2014	$12	$8	$4

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

-

An Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $28 million increase in TCRF revenue reflects the pass through of a  $23 million increase in third-party wholesale transmission expense described below and a $5 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At September 30,  2016, $15 million was deferred as under-recovered wholesale transmission service expense (see Note 4 to Financial Statements).  See TCRF Filings Table below for a listing of TCRF filings impacting cash flows for the three months ended September 30, 2016 and 2015, as well as filings that will impact cash flows for the year ended December 31, 2016.

TCRF Filings Table

			Semi-Annual
			Billing Impact
Docket No.	Filed	Effective	Increase (Decrease)
46012	May 2016	September 2016 – February 2017	$163
45406	December 2015	March 2016 – August 2016	$(64)
44771	May 2015	September 2015 – February 2016	$47
43858	December 2014	March 2015 – August 2015	$(27)
42558	May 2014	September 2014 – February 2015	$71

-

A Decrease in Transition Charges —  Transition charge revenue is dedicated to paying the principal and interest of transition bonds.  We account for the difference between transition charge revenue recognized and cost related to the transition bonds as a regulatory asset or liability.  The $30 million decrease in charges related to transition bonds corresponds with an offsetting decrease in amortization and interest expense and primarily reflects the maturity of the 2003 Series transition bonds during 2015 and the maturity of the 2004 Series transition bonds in May 2016.  Final true-up proceedings for the transition bonds are being conducted by Oncor and the PUCT during 2016 and are expected to have minimal or no net income impact.

-

A  Decrease in AMS Surcharges — The PUCT has authorized monthly per customer advanced meter cost recovery factors designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  We recognize revenues equal to reconcilable expenses incurred including depreciation net of calculated savings plus a return component on our investment.  The $2 million decrease in recognized AMS revenues is primarily due to $4 million lower reconcilable depreciation expense and a lower return due to the declining initial AMS investment balance, partially offset by $2 million in higher reconcilable operation and maintenance expense.

-

An Increase in EECRF and Rate Case Expense Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The $3 million increase in EECRF surcharges is offset in operation and maintenance expense.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the three months ended September 30, 2016 and 2015, as well as filings that will impact revenues for the year ended December 31, 2016.

EECRF Filings Table

Docket No.	Filed	Effective	Average Monthly Charge per Residential Customer (a)	Program Costs	Performance Bonus	Under-/ (Over)- Recovery
46013	June 2016	March 2017	$0.94	$49	$10	$(4)
44784	June 2015	March 2016	$1.19	$61	$10	$(4)
42559	May 2014	March 2015	$1.23	$50	$23	$(5)

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

Wholesale transmission service expense increased $23 million, or 11%, to $224 million in 2016 due to higher fees paid to other transmission entities.

Operation and maintenance expense increased $4 million, or 2%, to $190 million in 2016.    Operation and maintenance expense increased due to higher labor related costs of $4 million, higher energy efficiency expenses of $3 million and higher advanced meters expenses of $2 million,  partially offset by lower contractor costs of $4 million and lower vegetation management costs of $1 million. Operation and maintenance expense reflects fluctuations in expenses that are offset by corresponding reconcilable rate revenues, including the $3 million increase related to the energy efficiency program and the $2 million related to advance meters discussed above.  Amortization of regulatory assets reported in operation and maintenance expense totaled $12 million for each of the three months ended September 30, 2016 and 2015.

Depreciation and amortization decreased $27 million, or 12%, to $190 million in 2016.  The decrease reflects lower amortization of regulatory assets of $29 million primarily related to the maturity of the transition bonds (with an offsetting decrease in revenues),  partially offset by a $2 million increase attributed to ongoing investments in property, plant and equipment.

Taxes other than amounts related to income taxes increased $2 million, or 2%, to $118 million in 2016.  The increase is primarily due to a  $1 million increase in local franchise fees and a $1 million increase in property taxes.

Other income and (deductions) – net improved $6 million in 2016.  The change primarily reflects a reduction in non-recoverable pension and OPEB costs and lower professional fees.   See Note 11 to Financial Statements for more details.

Provision in lieu of income taxes totaled $98 million (including a $1 million benefit related to nonoperating income) in 2016 compared to $96 million (including a $3 million benefit related to nonoperating income) in 2015.  The effective income tax rate on pretax income was 37.5% and 37.1%  for the years 2016 and 2015, respectively.  The effective income tax rate on pretax income differs from the U.S. federal statutory rate of 35% primarily due to the effect of the Texas margin tax and the filing of the 2015 partnership income tax return.

Interest expense and related charges was $85 million and $84 million for 2016 and 2015, respectively.   The current period includes a  $3 million increase due to higher average borrowings, partially offset by a $2 million decrease due to lower average interest rates.

Net income was $163 million for each of the three months ended September 30, 2016 and 2015.  Revenues for the current period included increases due to growth in points of delivery and increases in transmission investment,  offset by decreased revenues due to lower consumption, primarily driven by milder summer weather conditions. Operating expense and interest expense were slightly up but were offset by lower other deductions.

Financial Results — Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Total operating revenues increased $5 million to  $2,962 million in 2016.  All revenue is billed under tariffs approved by the PUCT.  The change reflected:

•

A  Decrease in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on January 1, 2012.  The $33 million decrease in distribution base rate revenues consisted of an estimated $52 million impact due to lower average consumption primarily driven by milder winter,  spring and summer weather, partially offset by an effect of growth in points of delivery of $19 million.

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $48 million increase in transmission base revenues primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table above for a listing of Transmission Interim Rate Update Applications impacting revenues for the nine months ended September 30, 2016 and 2015, as well as filings that will impact revenues for the year ended December 31, 2016.

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

-

An Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $88 million increase in TCRF revenue reflects the pass through of a $68 million increase in third-party wholesale transmission expense described below and a $20 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At September 30, 2016, $15 million was deferred as under-recovered wholesale transmission service expense (see Note 4 to Financial Statements).  See TCRF Filings Table above for a listing of TCRF filings impacting cash flows for the nine months ended September 30, 2016 and 2015, as well as filings that will impact cash flows for the year ended December 31, 2016.

-

A Decrease in Transition Charges — Transition charge revenue is dedicated to paying the principal and interest of transition bonds.  We account for the difference between transition charge revenue recognized and cost related to the transition bonds as a regulatory liability.  The $77 million decrease in charges related to transition bonds corresponds with an offsetting decrease in amortization and interest expense and primarily reflects the maturity of the 2003 Series transition bonds during 2015 and the maturity of the 2004 Series transition bonds in May 2016.  Final true-up proceedings for the transition bonds are being conducted by Oncor and the PUCT during 2016 and are expected to have minimal or no net income impact.

-

A Decrease in AMS Surcharges — The PUCT has authorized monthly per customer advanced meter cost recovery factors designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  We recognize revenues equal to reconcilable expenses incurred including depreciation net of calculated savings plus a return component on our investment.  AMS revenues decreased $8 million primarily due to a  $10 million decrease attributable to lower reconcilable depreciation expense and a lower return due to the declining initial AMS investment balance, partially offset by $2 million in higher reconcilable operation and maintenance expense.

-

An Increase in EECRF Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The $5 million increase in EECRF surcharges is offset in operation and maintenance expense.  See EECRF Filings Table above for a listing of EECRF filings impacting revenues for the nine months ended September 30, 2016 and 2015, as well as filings that will impact revenues for the year ended December 31, 2016.

•

An Increase in Other Miscellaneous Revenues — Miscellaneous revenues include disconnect/reconnect fees and other discretionary revenues for services requested by REPs, services provided on a time and materials basis, rents, energy efficiency performance bonuses approved by the PUCT and other miscellaneous revenues.  The $2 million increase includes higher discretionary services revenue.

Wholesale transmission service expense increased $68 million, or 11%, to $663 million in 2016 due to higher fees paid to other transmission entities.

Operation and maintenance expense increased $3 million, or 1%, to $542 million in 2016.  The change included $7 million in higher labor related costs, $5 million in higher energy efficiency program cost and $2 million in higher advanced meter expenses, partially offset by lower contractor costs of $8 million, lower vegetation management costs of $2 million and $1 million lower regulatory amortization expense. Operation and maintenance expense reflects fluctuations in expenses that are offset by corresponding reconcilable rate revenues, including the  $5 million increase related to the energy efficiency program and the $2 million increase related to advanced meters discussed above.  Amortization of regulatory assets reported in operation and maintenance expense totaled $37 million and $38 million for the nine months ended September 30, 2016 and 2015, respectively.

Depreciation and amortization decreased $60 million, or 9%, to $593 million in 2016.  The decrease reflects $75 million in lower amortization of regulatory assets primarily associated with transition bonds (with an offsetting decrease in revenues), partially offset by $15 million increase attributed to ongoing investments in property, plant and equipment.

Taxes other than amounts related to income taxes increased $2 million, or 1%, to $338 million in 2016.  The change includes a $4 million increase in property taxes and a $1 million increase in payroll taxes, partially offset by a $3 million decrease in local franchise fees.

Other income and (deductions) – net improved $6 million in 2016.  The change primarily reflects a reduction in non-recoverable pension and OPEB costs and lower professional fees, partially offset by lower accretion of the transition bond fair value adjustment related to purchase accounting.    See Note 11 to Financial Statements for more details.

Provision in lieu of income taxes totaled $208 million (including a $3 million benefit related to nonoperating income) in 2016 compared to $208 million (including a  $6 million benefit related to nonoperating income) in 2015.  The effective income tax rate on pretax income was 36.9% in 2016 and 36.7% in 2015.  The 2016 effective income tax rate on pretax income differs from the US federal statutory rate of 35% primarily due to the effect of the Texas margin tax and the filing of the 2015 partnership income tax return.

Interest expense and related charges increased $2 million, or 1% to $252 million in 2016.  The change was  driven by a $8 million increase attributable to higher average borrowings reflecting ongoing capital investments, partially offset by a  $3 million decrease attributable to lower average interest rates and a $3 million decrease attributable to higher capitalized interest.

Net income decreased $4 million, or 1%, to $355 million in 2016.  Revenues for the current period reflect decreased revenues due to lower consumption, primarily driven by milder winter, spring and summer weather conditions, partially offset by increases due to growth in points of delivery and increases in transmission investment.  Operating expense and interest expense were slightly higher, partially offset by lower other deductions.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Cash provided by operating activities totaled $960 million and $1,053 million in 2016 and 2015, respectively. The $93 million decrease is primarily the result of a $139 million decrease in transmission and distribution receipts attributable to under-recovered wholesale transmission service expense, lower transition bond revenue and mild winter, spring and summer weather,  a $25 million increase in prepayments, a $17 million increase in cash purchases of materials and supplies and $13 million of refunds related to over-collected transition bond charges.    These items are partially offset by a $53 million decrease in tax payments, a $34 million decrease in storm related repairs and an $18 million change in customer deposits held.  The decrease in tax payments is related to the recoupment of tax overpayments made in the prior period.

Cash used in financing activities totaled $4 million and $166 million in 2016 and 2015, respectively.  The $162 million change primarily reflects  a decrease of $553 million of debt repayments, a decrease in distributions to our members of $94 million, an increase in short-term borrowings of $43 million and a decrease in debt issuance costs of $22 million, partially offset by $550 million in lower debt issuances.  See Notes 6 and 8 to Financial Statements for additional information regarding long-term debt activity and distributions to our members, respectively.

Cash used in investing activities, which consists primarily of capital expenditures, totaled $957 million and $873 million in 2016 and 2015, respectively.  The 2016 activity reflected increases in capital expenditures for transmission and distribution facilities to serve new customers and infrastructure capital maintenance spending, partially offset by a  $38 million release of Bondco restricted cash due to the maturity of the final transition bonds.  This is reflected in the Other caption under investing activities.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $36 million and $33 million more than the amounts reported in the statements of consolidated income in the nine months ended September 30, 2016 and 2015, respectively.  The differences result from amortization reported in the following different lines items in the statements of consolidated income: regulatory asset amortization (reported in operation and maintenance expense), the accretion of the adjustment (discount) to regulatory assets (reported in other income) and the amortization of debt fair value discount (reported in interest expense and related charges).

Long-Term Debt Activity  — Repayments of long-term debt in the nine months ended September 30, 2016 totaled $41 million representing the final transition bond principal payment at the scheduled maturity date.

In August 2016, we completed the sale of $175 million aggregate principal amount of 3.75% senior secured notes maturing in April 2045 (Additional 2045 Notes).  The Additional 2045 Notes were an additional issuance of our 3.75% senior secured notes maturing in April 2045, $375 million aggregate principal amount of which were previously issued in March 2015 (2045 Notes).  The Additional 2045 Notes were issued as part of the same series as the 2045 Notes.  We used the net proceeds of approximately $185 million from the sale of the Additional 2045 Notes to repay borrowings under our revolving credit facility and for general corporate purposes.  The Additional 2045 Notes and 2045 Notes are secured by the first priority lien and are secured equally and ratably with all of our other secured indebtedness as discussed below.

See Note 6 to Financial Statements for additional information regarding long-term debt.

Available Liquidity/Credit Facility — Our primary source of liquidity, aside from operating cash flows, is our ability to borrow under our revolving credit facility.  At September 30, 2016, we had a $2.0 billion secured revolving credit facility. In October 2016, we exercised the second of two one-year extensions available to us and extended the term of the revolving credit facility to October 2018. Subject to the limitations described below, available borrowing capacity under our revolving credit facility totaled $1.113 billion and $1.153 billion at September 30, 2016 and December 31, 2015, respectively.  We may request an increase in our borrowing capacity of $100 million in the aggregate provided certain conditions are met, including lender approval.

The revolving credit facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At September 30, 2016, we were in compliance with the covenant.  See “Financial Covenants, Credit Rating Provisions and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.  The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that have been certified to the Deed of Trust collateral agent.  Accordingly, the availability under our revolving credit facility is limited by the amount of available bond credits and any property additions certified to the Deed of Trust collateral agent in connection with the revolving credit facility borrowings.    To the extent we continue to issue debt securities secured by the Deed of Trust, those debt securities would also be limited by the amount of available bond credits and any property additions that have been certified to the Deed of Trust collateral agent.  At September 30, 2016, the available bond credits totaled $2.534 billion, and the amount of additional potential indebtedness that could be secured by property additions, subject to the completion of a certification process, totaled $1.586 billion.  At September 30, 2016, the available borrowing capacity of the revolving credit facility could be fully drawn.

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

Cash and cash equivalents totaled $24 million and $25 million at September 30, 2016 and December 31, 2015, respectively.  Available liquidity (cash and available revolving credit facility capacity) at September 30, 2016 totaled $1.137 billion, reflecting a  decrease of $41 million from December 31, 2015.  The decrease reflects the ongoing capital investment in transmission and distribution infrastructure.

We also committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At September 30, 2016 and December 31, 2015, our regulatory capitalization ratios were 59.6% debt to 40.4% equity and 59.8% debt to  40.2% equity, respectively.  See Note 8 to Financial Statements for discussion of the regulatory capitalization ratio.

Liquidity Needs, Including Capital Expenditures — Our board of directors, which annually approves capital expenditure estimates for the following year, has approved capital expenditures totaling $1.5 billion in 2017.    Management currently expects to recommend to our board of directors capital expenditures of approximately $1.6 billion in each of the years 2018 through 2021.  These capital expenditures are expected to be used for investment in transmission and distribution infrastructure.

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

Distributions — On October 26, 2016, our board of directors declared a cash distribution of $41 million, which was paid to our members on October 27, 2016.  During the nine months ended September 30, 2016, our board of directors declared and we paid the following cash distributions to our members:

Declaration Date	Payment Date	Amount
July 27, 2016	August 11, 2016	$68
April 27, 2016	May 11, 2016	$65
February 24, 2016	February 25, 2016	$56

See Note 8 to Financial Statements for discussion of the distribution restriction.

Pension and OPEB Plan Funding — Our funding for the pension plans and the Oncor OPEB Plan in the calendar year 2016 is expected to total $4 million and $38 million, respectively.  In the nine months ended September 30, 2016, we made cash contributions to the pension plans and the Oncor OPEB Plan of $3 million and $22 million, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility contains a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with GAAP).  The debt calculation excludes any outstanding transition bonds issued by Bondco, but includes any unamortized fair value discount related to Bondco.  Capitalization is calculated as membership interests determined in accordance with GAAP plus indebtedness described above.  At September 30, 2016, we were in compliance with this covenant.

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

In July 2016, Moody’s upgraded our senior secured rating to A3 from Baa1 and changed our outlook to “rating under review for further upgrade” from “positive”.  In August 2016, Fitch changed our outlook to “rating watch positive” from “stable” and S&P revised its outlook to “positive” from “developing”.  These rating actions follow the July 29, 2016 announcement that NEE and EFH Corp. had entered into the NEE Merger Agreement (see Note 2 to Financial Statements for information regarding the NEE Merger Agreement and the EFH Bankruptcy Proceedings).

Presented below are the credit ratings assigned for our debt securities at November 1, 2016.

Senior Secured
S&P	A
Moody’s	A3
Fitch	BBB+

As described in Note 7 to Financial Statements in our 2015 Form 10-K, our long-term debt, excluding any Bondco related non-recourse debt, is currently secured pursuant to the Deed of Trust by a first priority lien on certain of our transmission and distribution assets and is considered senior secured debt.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — Our revolving credit facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Based on the current ratings assigned to our debt securities at November 1, 2016, our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.00%.  A decline in credit ratings would increase the cost of our revolving credit facility and likely increase the cost of any debt issuances and additional credit facilities.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under our revolving credit facility, a default by us in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $50 million that are not discharged within 60 days may cause the maturity of outstanding balances ($880 million in short-term borrowings and $7 million in letters of credit at September 30, 2016) under that facility to be accelerated.  Additionally, under the Deed of Trust, an event of default under either our revolving credit facility or our indentures would permit our lenders and the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Guarantees — At September 30, 2016, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2016, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Matters with the PUCT

Change in Control Review (PUCT Docket No. 45188) -  In September 2015, Oncor and the Hunt Investor Group filed in PUCT Docket No. 45188 a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Sixth Amended Plan of Reorganization.  On March 24, 2016, the PUCT issued an order conditionally approving the joint application.  On April 18, 2016, the Hunt Investor Group and certain interveners in PUCT Docket No. 45188 filed motions for rehearing and on May 19, 2016, the PUCT denied such motions and the order became final.  The Hunt Investor Group filed a petition with the Travis County

District Court on June 17, 2016 seeking review of the order.  We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 45188, particularly in light of the termination of the Sixth Amended Plan of Reorganization and the other pending transactions discussed in Note 2 to Financial Statements.  For additional information regarding the Sixth Amended Plan of Reorganization and application for regulatory approval, see Note 2 to Financial Statements and “City Rate Reviews” below.

Change in Control Review (PUCT Docket No. 46238) -  The NEE Merger Agreement contemplates that Oncor and NEE file a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Amended New Plan.  On October 31, 2016, Oncor and NEE filed that joint application in PUCT Docket No. 46238. For additional information regarding the Amended New Plan and application for regulatory approval, see Note 2 to Financial Statements.

City Rate Reviews  - Oncor has received resolutions passed by approximately 58 cities with original jurisdiction over electric utility rates directing Oncor to file rate review proceedings.  The resolutions passed required Oncor to file a rate review with each city by September 1, 2016 based on a January 1, 2015 to December 31, 2015 test year.   However, Oncor has subsequently been notified by counsel representing these cities that these rate review proceedings have been abated indefinitely, pending resolution of Oncor ownership issues. The notice provides that if and when the cities desire to proceed with a rate inquiry, cities will notify Oncor in writing and inform Oncor of a precise date of the rate case, which will be at least 120 days from receipt of the communication that lifts the abatement.

2008 Rate Review (PUCT Docket No. 35717) - In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (PUCT Docket No. 35717), and new rates were implemented in September 2009.  We and four other parties appealed various portions of the rate review final order to a state district court.  In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  We filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities.  In early August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  The Austin Court of Appeals also reversed the PUCT and district court’s rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.’s ability to offset our taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment.  In late August 2014, we filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which we were not successful, including the consolidated tax savings adjustment.  In December 2014, the Austin Court of Appeals issued its opinion, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment.  We filed a petition for review with the Texas Supreme Court in February 2015.  The Texas Supreme Court granted the petition for review and heard oral arguments in September 2016.  There is no deadline for the court to act.  If our appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, we estimate that on remand, the impact on earnings of the consolidated tax savings adjustment’s value could range from zero, as originally determined by the PUCT in Docket 35717, to a $135 million loss (after tax) including interest. Interest accrues at the PUCT approved rate for over-collections, which is 0.18% for 2016. We do not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to our results of operations or financial condition.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions.  Such actions or changes could significantly alter our basic financial position, results of operations or cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  All of our long-term debt at September 30, 2016 and December 31, 2015 carried fixed interest rates.

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

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates totaled $146 million at September 30, 2016,  of which $3 million has been offset with trade accounts and other payables.  Our credit risk exposure associated with receivables from members related to income taxes totaled $92 million at September 30, 2016.  Due to commitments made to the PUCT, this concentration of accounts receivable from affiliates increases the risk that a default could have a material effect on earnings and cash flows.  See Notes 2, 7 and 10 to Financial Statements for additional information regarding the potential impacts of the EFH Bankruptcy Proceedings on our transactions with affiliates and for additional information regarding our transactions involving members of the Texas Holdings Group and the Reorganized TCEH Spin-Off.  As a result of the Reorganized TCEH Spin-Off, Reorganized TCEH and its subsidiaries, including Luminant and TXU Energy, ceased to be affiliates of ours as of October 3, 2016.

Our exposure to credit risk associated with trade accounts receivable from nonaffiliates totaled $454 million at September 30, 2016.  The nonaffiliated receivable amount is before the allowance for uncollectible accounts, which totaled $4 million at September 30, 2016.  The nonaffiliated exposure includes trade accounts receivable from REPs totaling $349 million, which are almost entirely noninvestment grade.  At September 30, 2016, REP subsidiaries of NRG Energy, Inc., a nonaffiliated entity collectively represented approximately 17% of the nonaffiliated trade receivable amount.  No single other nonaffiliated party represented 10% or more of the total trade accounts receivable amount.  We view our exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed*	As
	With File Number	Exhibit
(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-100240 Form 8-K (filed August 24, 2016)	4.1	—	Registration Rights Agreement, dated August 18, 2016, among Oncor and the representatives of the initial purchasers of Oncor’s additional issuance of 3.750% Senior Secured Notes due 2045.

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.

99(a)	333-100240 Form 8-K (filed August 10, 2016)	99.1	—	Letter Agreement, dated August 4, 2016, by and among NextEra Energy, Inc., EFH Merger Co., LLC, Oncor Electric Delivery Holdings Company LLC and Oncor Electric Delivery Company LLC.
99(b)			—	Condensed Statement of Consolidated Income – Twelve Months Ended September 30, 2016.

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

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
David M. Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date:  November 1, 2016

EXHIBIT INDEX

(a)   Exhibits provided as part of Part II are:

Exhibits	Previously Filed*	As
	With File Number	Exhibit
(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-100240 Form 8-K (filed August 24, 2016)	4.1	—	Registration Rights Agreement, dated August 18, 2016, among Oncor and the representatives of the initial purchasers of Oncor’s additional issuance of 3.750% Senior Secured Notes due 2045.

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.

99(a)	333-100240 Form 8-K (filed August 10, 2016)	99.1	—	Letter Agreement, dated August 4, 2016, by and among NextEra Energy, Inc., EFH Merger Co., LLC, Oncor Electric Delivery Holdings Company LLC and Oncor Electric Delivery Company LLC.
99(b)			—	Condensed Statement of Consolidated Income – Twelve Months Ended September 30, 2016.

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*   Incorporated herein by reference.