Form 10-K
period 2016-12-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2017-03-09
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-K

[Ö]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Large accelerated filer ___ Accelerated filer ___   Non-Accelerated filer   √  (Do not check if smaller reporting company)

Smaller reporting company ___

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No  √

Aggregate market value of Oncor Electric Delivery Company LLC common membership interests held by non-affiliates: None

As of March 9, 2017,  80.03% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.22% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors.  None of the membership interests are publicly traded.

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

This annual report on Form 10-K and other Securities and Exchange Commission filings of Oncor and its subsidiary occasionally make references to Oncor (or “we,” “our,” “us” or “the company”) when describing actions, rights or obligations of its subsidiary.  These references reflect the fact that the subsidiary is consolidated with Oncor for financial reporting purposes.  However, these references should not be interpreted to imply that Oncor is actually undertaking the action or has the rights or obligations of its subsidiary or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.  The subsidiary was dissolved effective December 29, 2016.

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below acquisition accounting

The acquisition method of accounting for a business combination as prescribed by  GAAP, whereby the cost or “acquisition price” of a business combination, including the amount paid for the equity and direct transaction costs, are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values.  The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

AMS	advanced metering system
Bondco

Refers to Oncor Electric Delivery Transition Bond Company LLC, a former wholly-owned consolidated bankruptcy-remote financing subsidiary of Oncor that had issued securitization (transition) bonds to recover certain regulatory assets and other costs. Bondco was dissolved effective December 29, 2016.

Contributed EFH Debtors	Certain EFH Debtors that became subsidiaries of Vistra and emerged from Chapter 11 at the time of the Vistra Spin-Off.
Debtors

EFH Corp. and the majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities.  Prior to the Vistra Spin-Off, also included the TCEH Debtors.

Deed of Trust

Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, made by Oncor to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, formerly The Bank of New York), as collateral agent, as amended

EECRF	energy efficiency cost recovery factor
EFCH

Refers to Energy Future Competitive Holdings Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and prior to the Vistra Spin-Off, the parent of TCEH, and/or its subsidiaries, depending on context.

EFH Bankruptcy Proceedings

Refers to voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code filed in U.S. Bankruptcy Court for the District of Delaware on April 29, 2014 (EFH Petition Date) by EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.

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

EFH Petition Date	April 29, 2014. See EFH Bankruptcy Proceedings above.
EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.
EPA	U.S. Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
FERC	U.S. Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Ltd. (a credit rating agency)
GAAP	generally accepted accounting principles of the U.S.
Investment LLC

Refers to Oncor Management Investment LLC, a limited liability company and minority membership interest owner (approximately 0.22%) of Oncor, whose managing member is Oncor and whose Class B Interests are owned by certain members of the management team and independent directors of Oncor.

IRS	U.S. Internal Revenue Service
kV	kilovolts
kWh	kilowatt-hours
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
Limited Liability Company Agreement	The Second Amended and Restated Limited Liability Company Agreement of Oncor, dated as of November 5, 2008, by and among Oncor Holdings, Texas Transmission and Investment LLC, as amended
Luminant

Refers to subsidiaries of Vistra (which, prior to the Vistra Spin-Off were subsidiaries of TCEH) engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)
MW	megawatts
NEE	NextEra Energy, Inc.
NERC	North American Electric Reliability Corporation
Oncor

Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its former wholly-owned consolidated bankruptcy-remote financing subsidiary, Bondco, depending on context.

Oncor Holdings

Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner (approximately 80.03%) of Oncor, and/or its subsidiaries, depending on context.

Oncor OPEB Plan

Refers to a plan sponsored by Oncor (effective July 1, 2014) that offers certain postretirement health care and life insurance benefits to eligible current and former Oncor employees, certain eligible current and former EFH Corp. employees, and their eligible dependents.

Oncor Retirement Plan	Refers to a defined benefit pension plan sponsored by Oncor (effective January 1, 2013).
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor.
OPEB	other postretirement employee benefits
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act
REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)
SARs	Stock Appreciation Rights
SARs Plan	Refers to the Oncor Stock Appreciation Rights Plan.
SEC	U.S. Securities and Exchange Commission
Sponsor Group

Refers collectively to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR), TPG Global, LLC (together with its affiliates, TPG) and GS Capital Partners, an affiliate of Goldman, Sachs & Co., that have an ownership interest in Texas Holdings.

Supplemental Retirement Plan	Refers to the Oncor Supplemental Retirement Plan.
TCEH

Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFCH and, prior to the Vistra Spin-Off, the parent company of the TCEH Debtors (other than the Contributed EFH Debtors), depending on the context, that were engaged in electricity generation and wholesale and retail energy market activities, and whose  major subsidiaries included Luminant and TXU Energy.  Subsequent to the Vistra Spin-Off, Vistra continued substantially the same operations as TCEH.

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

TXU Energy

Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of Vistra (and, prior to the Vistra Spin-Off, a direct subsidiary of TCEH) engaged in the retail sale of electricity to residential and business customers.  TXU Energy is a REP in competitive areas of ERCOT.

U.S.	United States of America
VIE	variable interest entity

Vistra

Refers to Vistra Energy Corp. (formerly TCEH Corp.), and/or its subsidiaries, depending on context.  On October 3, 2016, the TCEH Debtors emerged from Chapter 11 and became subsidiaries of TCEH Corp.  Subsequent to the Vistra Spin-Off, Vistra continued substantially the same operations as TCEH.

Vistra Retirement Plan	Vistra Retirement Plan (formerly EFH Retirement Plan) refers to a defined benefit pension plan sponsored by Vistra, in which Oncor participates. See Oncor Retirement Plan above.
Vistra Spin-Off	Refers to the completion of the TCEH Debtors’ reorganization under the Bankruptcy Code and emergence from the EFH Bankruptcy Proceedings effective October 3, 2016

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

We operate the largest transmission and distribution system in Texas, delivering electricity to more than 3.4 million homes and businesses and operating more than 122,000 miles of transmission and distribution lines.  We provide:

•	transmission services to electricity distribution companies, cooperatives and municipalities, and

•	distribution services to REPs which sell electricity to retail customers.

Our transmission and distribution rates are regulated by the PUCT, and in certain instances, by the FERC.  We are not a seller of electricity, nor do we purchase electricity for resale.  The company is managed as an integrated business; consequently, there are no reportable segments.

Our transmission and distribution assets are located principally in the north-central, eastern and western parts of Texas.  This territory has an estimated population in excess of ten million, about forty percent of the population of Texas, and comprises 91 counties and more than 400 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen.  Most of our power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law.  At December 31, 2016, we had approximately 3,730 full-time employees, including approximately 720 employees under collective bargaining agreements.

Various “ring-fencing” measures have been taken to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and our credit quality.  These measures serve to mitigate our and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that our assets and liabilities or those of Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in connection with a bankruptcy of one or more of those entities, including the EFH Bankruptcy Proceedings discussed below.  Such measures include, among other things: our sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; our board of directors being comprised of a majority of independent directors; and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group.   None of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group.  We do not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa.  Accordingly, our operations are conducted, and our cash flows are managed, independently from the Texas Holdings Group.

EFH Corp. Bankruptcy Proceedings

On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries at the time, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings. We believe the “ring-fencing” measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings. See Note 2 to Financial Statements for further information regarding the EFH Bankruptcy Proceedings and the proposed change in control of our indirect majority owner in connection with such proceedings.

The U.S. Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date. Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations. Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of December 31, 2016, we had collected our prepetition receivables from the Texas Holdings Group of approximately $129 million.  As discussed below, the New Plan of Reorganization (defined below) provided for a spin-off of the TCEH Debtors from EFH Corp. As a result of this spin-off, Vistra and its subsidiaries, including Luminant and TXU Energy, ceased to be affiliates of ours as of October 3, 2016.

The EFH Bankruptcy Proceedings continue to be a complex litigation matter and the full extent of potential impacts on us remain unknown.    We will continue to evaluate our affiliate transactions and contingencies throughout the EFH Bankruptcy Proceedings to determine any risks and resulting impacts on our results of operations, financial statements and cash flows.

See Note 12 for details of Oncor’s related-party transactions with members of the Texas Holdings Group.

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

The New Plan of Reorganization provides that the confirmation and effective date of the New Plan of Reorganization with respect to the TCEH Debtors may occur (and on October 3, 2016, it did occur) separate from, and independent of, the confirmation and effective date of the New Plan of Reorganization with respect to the EFH Debtors. The New Plan of Reorganization, subject to certain conditions and required regulatory approvals, provides for, among other things:

•

with respect to the TCEH Debtors, either (a) a tax-free spin-off from EFH Corp., including a transaction that will result in a partial step-up in the tax basis of certain TCEH assets distributed to a newly formed entity wholly owned by TCEH, or (b) a taxable transaction that results in the assets of the TCEH Debtors being distributed to a newly formed entity wholly owned by the entity now known as Vistra (TCEH Transactions), and

•

with respect to the EFH Debtors, the reorganization of EFH Corp. and EFIH (Reorganized EFH) either pursuant to (a) an equity investment (which may be from existing creditors or third-party investors) or (b) pursuant to a standalone plan of reorganization, in which creditors receive shares of common stock of Reorganized EFH.

Solely as it pertains to the TCEH Debtors, the disclosure statement was approved by the bankruptcy court on June 17, 2016.   The bankruptcy court confirmed the New Plan of Reorganization with respect to the TCEH Debtors on August 26, 2016, and it became effective by its terms, and the Vistra Spin-Off occurred effective October 3, 2016.

On July 29, 2016, (i) the EFH Debtors entered into a Plan Support Agreement (NEE Plan Support Agreement) with NEE to effect an agreed upon restructuring of the EFH Debtors pursuant to an amendment to the New Plan of Reorganization (Amended New Plan) and (ii) EFH Corp. and EFIH entered into an Agreement and Plan of Merger (NEE Merger Agreement) with NEE and EFH Merger Co., LLC (Merger Sub), a wholly-owned subsidiary of NEE. Pursuant to the NEE Merger Agreement, at the effective time of the Amended New Plan with respect to the EFH Debtors, EFH Corp. will merge with and into Merger Sub (NEE Merger) with Merger Sub surviving as a wholly owned subsidiary of NEE.

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

Following approval of the NEE Merger Agreement by the bankruptcy court and until confirmation of the Amended New Plan by the bankruptcy court, EFH and EFIH were permitted to continue or have discussions or negotiations with respect to acquisition proposals for Reorganized EFH (x) with persons that were in active negotiation at the time of approval of the NEE Merger Agreement by the bankruptcy court and (y) with persons that submitted an unsolicited acquisition proposal that is, or is reasonably likely to lead to, a Superior Proposal (as defined in the NEE Merger Agreement).

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

On October 29, 2016, we entered into an Interest Purchase Agreement (OMI Agreement) with T & D Equity Acquisition, LLC, a wholly-owned subsidiary of NEE (T&D Equity Acquisition), and Investment LLC pursuant to which T&D Equity Acquisition would purchase the 1,396,008 limited liability company interests of Oncor (representing approximately 0.22% of the outstanding equity of Oncor) that Investment LLC owns in exchange for a purchase price of approximately $27 million. The OMI Agreement contains various conditions precedent to consummation of the transactions contemplated thereby, including the consummation of the transactions contemplated by the NEE Merger Agreement. For more information regarding Investment LLC and its ownership, see “Executive Compensation—Compensation Discussion & Analysis—Compensation Elements—Long-Term Incentives—Equity Interests Plan and Management Investment Opportunity” and “Director Compensation – Purchases of Class B Interests.”

On October 30, 2016, an affiliate of NEE entered into an Agreement and Plan of Merger (the TTI Merger Agreement) with Texas Transmission Holdings Corporation (the parent of Texas Transmission) and certain of its affiliates to purchase Texas Transmission’s 19.75% equity interest in Oncor for approximately $2.4 billion. The parties have agreed to use their best efforts to have the TTI Merger Agreement close contemporaneously with the NEE Merger. The TTI Merger Agreement also contains various conditions precedent to consummation of the transactions contemplated thereby, including a requirement that EFH Corp., subject to bankruptcy court approval, waive its rights of first refusal under the Investor Rights Agreement to purchase Texas Transmission’s 19.75% equity interest in Oncor.

The confirmation hearing for the New Plan of Reorganization as it relates to the EFH Debtors was scheduled to commence on December 1, 2016.  On November 17, 2016, however, the United States Court of Appeals for the Third Circuit (the Third Circuit) issued an opinion regarding the claims of the EFIH first and second lien noteholders regarding claims for makewhole payments (the Makewhole Claims).  As a result of this opinion, the Debtors could no longer satisfy the Amended New Plan condition precedent to closing related to the Makewhole Claims.  As a result, Debtors determined to adjourn the plan confirmation hearing to allow time to engage in further discussions with key creditor constituencies and NEE.

On December 1, 2016, the Debtors filed the Fifth Amended Joint Plan of Reorganization of Energy Future Holdings Corp., et. al., pursuant to Chapter 11 of the Bankruptcy Code (as subsequently amended by the Sixth, Seventh and Eighth Amended Plans of Reorganization, the Further Amended New Plan) and the related disclosure statement.  The Further Amended New Plan deleted the condition related to the Makewhole Claims, and made certain other modifications.  The Debtors also filed a motion seeking to re-solicit the votes of certain classes of claims as a result of these modifications.  The Bankruptcy Court held a hearing on January 4, 2017, at which time it approved the disclosure statement and scheduled a confirmation hearing on the Further Amended New Plan to begin on February 14, 2017.  After three days of argument and testimony, the Bankruptcy Court confirmed the Further Amended New Plan on February 17, 2017.

Notwithstanding these pending transactions, we cannot predict the ultimate outcome of the EFH Bankruptcy Proceedings, including whether the transactions contemplated by the Further Amended New Plan, including the EFH Acquisition, will (or when they will) close.  Although the Further Amended New Plan has been confirmed by the Bankruptcy Court, there remain conditions to the Further Amended New Plan becoming effective and the consummation of the EFH Acquisition, including, without limitation, certain regulatory approvals pending with the PUCT, as described below under  “–Regulatory Matters Related to EFH Bankruptcy Proceedings.” As a result, we remain unable to predict how any reorganization of EFH Corp. and EFIH ultimately will impact Oncor or what form any change in indirect ownership of Oncor may take.

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

In connection with PUCT Docket No. 45188, certain cities that have retained original jurisdiction over electric utility rates passed resolutions directing Oncor to file rate review proceedings. In connection with those resolutions, counsel for those cities has notified Oncor that they expect Oncor to make a rate filing to comply with their resolutions on or before March 17, 2017. For more information, see Note 3 – “City Rate Reviews”.

The NEE Merger Agreement contemplates that Oncor and NEE file a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Amended New Plan. Oncor and NEE filed that joint application in PUCT Docket No. 46238 in October 2016 and a ruling with respect to such application is expected by late April 2017.  Regulatory approvals with respect to the transactions contemplated by the Amended New Plan were also the subject of an application filed by Oncor and NEE with FERC.  FERC issued an order conditionally approving the transactions in February 2017.

Settlement Agreement

In connection with the EFH Bankruptcy Proceedings, the EFH Debtors and various creditor parties entered into a settlement agreement (the Settlement Agreement) in August 2015 (as amended in September 2015) to compromise and settle, among other things (a) intercompany claims among the EFH Debtors, (b) claims and causes of actions against holders of first lien claims against TCEH and the agents under the TCEH Senior Secured Facilities, (c) claims and causes of action against holders of interests in EFH Corp. and certain related entities and (d) claims and causes of action against each of the EFH Debtors’ current and former directors, the Sponsor Group, managers and officers and other related entities. The Settlement Agreement contemplates a release of such claims upon approval of the Settlement Agreement by the bankruptcy court, which approval was obtained in December 2015.  The Settlement Agreement settles substantially all inter-debtor claims through the effective date of the Settlement Agreement. These settled claims include potentially contentious inter-debtor claims, including various potential avoidance actions and claims arising under numerous debt agreements, tax sharing agreements, and contested property transfers. The release provisions of the Settlement Agreement took effect immediately upon the entry of the bankruptcy court order approving the Settlement Agreement. In this regard, substantially all of the potential affiliate claims, derivative claims and other types of disputes among affiliates (including claims against Oncor) have been resolved by bankruptcy court order. Accordingly, we believe the Settlement Agreement resolves all affiliate claims against Oncor and its assets existing as of the effective date of the Settlement Agreement.

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

In 2016, ERCOT’s hourly demand peaked at 71,110 MW as compared to the peak hourly demand of 69,877 MW in 2015.  The ERCOT market has limited interconnections to other markets in the U.S. and Mexico, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity (or approximately 2% of peak demand).  In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

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

Oncor’s Operations

Performance — We achieved or exceeded market performance protocols in 13 out of 14 PUCT market metrics in 2016.  These metrics measure the success of transmission and distribution companies in facilitating customer transactions in the competitive Texas electricity market.

Investing in Infrastructure and Technology — In 2016, we invested approximately $1.4 billion in our network to upgrade the transmission system and associated facilities, to extend the distribution infrastructure and to pursue certain initiatives in infrastructure maintenance and information technology.

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

At December 31, 2016, our transmission facilities included 6,442 circuit miles of 345kV transmission lines and 9,825 circuit miles of 138kV and 69kV transmission lines.  Sixty-eight generation facilities totaling 35,876 MW were directly connected to our transmission system at December 31, 2016, and 303 transmission stations and 724 distribution substations were served from our transmission system.

At December 31, 2016, our transmission facilities had the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Brazos Electric Power Cooperative, Inc.	8	113	29
Rayburn Country Electric Cooperative, Inc.	-	40	6
Lower Colorado River Authority	9	28	1
Texas New Mexico Power	4	10	12
Tex-La Electric Cooperative of Texas, Inc.	-	13	1
American Electric Power Company, Inc. (a)	5	6	8
Texas Municipal Power Agency	7	6	-
Lone Star Transmission	12	-	-
Centerpoint Energy Inc.	8	-	-
Sharyland Utilities, L.P.	1	4	-
Electric Transmission Texas, LLC	8	1	-
Other small systems operating wholly within Texas	6	9	3

_______________

(a)	One of the 345-kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Our electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality and system reliability.  These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within our certificated service area.  Our distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 3,274 distribution feeders.

Our distribution system included over 3.4 million points of delivery at December 31, 2016.  Over the past five years, the number of distribution system points of delivery we serve, excluding lighting sites, grew an average of 1.52% per year, adding approximately 57,000 points of delivery in 2016.

Our distribution system consists of 57,164 miles of overhead primary conductors, 21,234 miles of overhead secondary and street light conductors, 17,250 miles of underground primary conductors and 10,641 miles of underground secondary and street light conductors.  The majority of the distribution system operates at 25kV and 12.5kV.

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

Customers — Our transmission customers consist of municipalities, electric cooperatives and other distribution companies.  Our distribution customers consist of approximately 80 REPs (including TXU Energy) and certain electric cooperatives in our certificated service area.  Revenues from REP subsidiaries of Vistra (formerly subsidiaries of TCEH) and NRG Energy, Inc. collectively represented 23%  and 17% of our total operating revenues in 2016, respectively.  No other customer represented more than 10% of our total operating revenues.  The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.

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

Securitization Bonds —  Our consolidated financial statements include our former wholly-owned, bankruptcy-remote financing subsidiary, Bondco.  This financing subsidiary was organized for the limited purpose of issuing certain transition bonds in 2003 and 2004.  Bondco issued $1.3 billion principal amount of transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.  The 2003 Series transition bonds matured and were paid in full in 2015 and the 2004 Series transition bonds matured and were paid in full in May 2016.  Final true-up proceedings and refunds of over-collected transition charges for the transition bonds were conducted by Oncor and the PUCT during 2016 and had no material net income impact.  Bondco was dissolved effective December 29, 2016.

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

Our capital expenditures for environmental matters totaled $21 million in 2016 and are expected to total approximately $30 million in 2017.

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

Our business is subject to changes in state and federal laws (including PURA, the Federal Power Act, the Public Utility Regulatory Policies Act of 1978 and the Energy Policy Act of 2005), changing governmental policy and regulatory actions (including a review of a change in control of Oncor in connection with resolution of the EFH Bankruptcy Proceedings by the PUCT, and also including generally by the NERC, the TRE, the TCEQ, the FERC and the EPA) and the rules, guidelines and protocols of ERCOT with respect to matters including, but not limited to, market structure and design, construction and operation of transmission and distribution facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments, return on invested capital and environmental matters.  Changes in, revisions to, or reinterpretations of existing laws and regulations and other regulatory actions may have an adverse effect on our business and/or results of operations and we could be exposed to increased costs to comply with the more stringent requirements or new interpretations and to potential liability for customer refunds, penalties or other amounts.  For example, the PUCT is reviewing TCOS rate adjustments in PUCT Docket 46393, and adjustments to current rules related to TCOS rates could potentially have an adverse effect on our revenues. It is not possible to predict the ultimate impact of PUCT Docket 46393 at this time.

In addition, if it is determined that we did not comply with applicable statutes, regulations, rules, tariffs or orders and we are ordered to pay a material amount in customer refunds, penalties or other amounts, our financial condition, results of operations and cash flow would be materially adversely affected. For example, under the Energy Policy Act of 2005, the FERC can impose penalties (up to $1 million per day per violation) for failure to comply with mandatory electric reliability standards, including standards to protect the power system against potential disruptions from cyber and physical security breaches. In addition, the PUCT may impose penalties on us if it finds that we violated any law, regulation, PUCT order or other rule or requirement.  The PUCT has the authority to impose penalties of up to $25,000 per day per violation.

The Texas Legislature meets every two years.  The current Legislature is in regular session from January 9, 2017 to May 29, 2017.  The last Legislature regular session was from January 2015 to June 2015.  However, at any time the governor of Texas may convene a special session of the Legislature.  During any regular or special session bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects.

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

We participate in industry groups and discussions with regulators to remain current on emerging threats and mitigating techniques.  These groups include, but are not limited to: the U.S. Cyber Emergency Response Team, the National Electric Sector Cyber Security Organization, the Department of Homeland Security, the U.S. Nuclear Regulatory Commission and NERC.  We also apply the knowledge gained by continuing to invest in technology, processes, security measures and services to detect, mitigate and protect our assets, both physical and cyber.  These investments include upgrades to network architecture and physical security measures, regular intrusion detection monitoring and compliance with emerging industry regulation.

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

Our access to capital markets and our cost of debt could be directly affected by our credit ratings.  Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease.  Our credit ratings are currently substantially higher than those of EFH Corp., our majority equity investor.  If credit rating agencies were to change their views of our independence from EFH Corp., our credit ratings would likely decline.  Despite our ring-fencing measures, rating agencies have in the past taken, and could in the future take, an adverse action with respect to our credit ratings in response to financing and liability management activities by, or restructuring transactions involving EFH Corp. and other members of the Texas Holdings Group.  Further, it is unclear how the progress of the EFH Bankruptcy Proceedings and change in indirect ownership of Oncor proposed in such proceedings may affect our credit ratings.  In the event any action in connection with the EFH Bankruptcy Proceedings and change in indirect ownership of Oncor proposed in such proceeding causes our borrowing costs to increase, we may not be able to recover such increased costs if they exceed our PUCT-approved cost of debt determined in our most recent rate review or subsequent rate reviews.

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

The FERC has jurisdiction with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by utilities within ERCOT.  The FERC has designated the NERC to establish and enforce reliability standards, under FERC oversight, for all owners, operators and users of the bulk power system.  The FERC has approved the delegation by NERC of compliance and enforcement authority for reliability in the ERCOT region to the TRE.  To maintain compliance with the mandatory reliability standards, we may be subjected to higher operating costs and/or increased capital expenditures.  While we expect to recover costs and expenditures from customers through regulated rates, there can be no assurance that the PUCT will approve full recovery of such costs or the timing of any such recovery.  In addition, if we were found to be in noncompliance with applicable reliability standards, we could be subject to sanctions, including monetary penalties.  Under the Energy Policy Act of 2005, FERC can impose penalties (up to $1 million per day per violation) for failure to comply with reliability standards, which would not be recoverable from customers through regulated rates.  We have four registrations with NERC – as a transmission planner, a transmission owner, a transmission operator and distribution provider.  As a registered entity, we are subject to periodic audits by the TRE of our compliance with reliability standards.  These audits will occur as designated by the TRE at a minimum of every three years.  We cannot predict the outcome of any such audits.

Our revenues are concentrated in a small number of customers and any delay or default in payment could adversely affect our cash flows, financial condition and results of operations.

Our revenues from the distribution of electricity are collected from approximately 80 REPs (including REPs which were subsidiaries of TCEH through the date of the Vistra Spin-Off and subsidiaries of Vistra after the Vistra Spin-Off) and certain electric cooperatives in our certificated service area, that sell the electricity we distribute to consumers.  Revenues from REP subsidiaries of Vistra (formerly subsidiaries of TCEH) represented 23% and 25% of our total operating revenues for the years ended December 31, 2016 and 2015, respectively.  Revenues from REP subsidiaries of a non-affiliated entity, NRG Energy, Inc., collectively represented 17% of our total operating revenues for each of the years ended December 31, 2016 and 2015.  Adverse economic conditions, structural problems in the market served by ERCOT or the financial difficulties of one or more other REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments.  We depend on these REPs to timely remit these revenues to us.  We could experience delays or defaults in payment from these REPs, which could adversely affect our cash flows, financial condition and results of operations.

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
•

any impacts on us as a result of the EFH Bankruptcy Proceedings and change in indirect ownership of Oncor proposed in such proceedings, including impacts that may lead to a deterioration of our credit or a reduction in our credit ratings;

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

Our primary source of liquidity aside from operating cash flows is our ability to borrow under our revolving credit facility.  The revolving credit facility contains a debt-to-capital ratio covenant that effectively limits our ability to incur indebtedness in the future.  At December 31, 2016, we were in compliance with such covenant.  See Note 6 to Financial Statements for further information regarding this covenant.  The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At December 31, 2016, the available bond credits were approximately $2.625 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $1.739 billion.  In 2007, we committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At December 31, 2016, our regulatory capitalization ratio was 59.4% debt and 40.6% equity.  Our ability to incur additional long-term debt will be limited by our regulatory capital structure.

The costs of providing pension benefits and OPEB and related funding requirements may have a material adverse effect on our financial condition, results of operations and cash flows.

We offer certain pension and health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees through pension and OPEB plans.  Previously, some of these benefits were provided through participation with EFH Corp. and certain of its subsidiaries in plans sponsored by EFH Corp.

In 2012, we entered into an agreement with EFH Corp. to assume primary responsibility for pension benefits of certain participants for whom EFH Corp. bore primary funding responsibility (a closed group of retired and terminated vested plan participants not related to our regulated utility business).  As the Oncor Retirement Plan received an amount of plan assets equal to the liabilities we assumed for those participants, execution of the agreement did not have a material impact on our reported results of operations or financial condition in 2012.  However, there can be no guarantee that such assumption will not have an impact on our results of operations or financial condition in the future. We also have liabilities under the Vistra Retirement Plan, a defined benefit pension plan sponsored by EFH Corp. prior to the Vistra Spin-Off and sponsored by Vistra after the Vistra Spin-Off. We were previously a member of same controlled group (within the meaning of ERISA) as EFH Corp. However, following the Vistra Spin-Off, we are no longer a member of the same controlled group as Vistra and its subsidiaries.

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

See Note 10 to Financial Statements, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies –  Defined Benefit Pension Plans and OPEB Plan” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity and Capital Resources - Pension and OPEB Plans Funding” for further information regarding pension and OPEB funding.

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

In the EFH Bankruptcy Proceedings, there can be no assurance that the U.S. bankruptcy court will not order an Oncor Ring-Fenced Entity’s assets and liabilities to be substantively consolidated with the members of the Texas Holdings Group involved in the EFH Bankruptcy Proceedings or that the EFH Bankruptcy Proceedings will not result in a disruption of services we receive from, or jointly with, our affiliates.  See Note 1 to Financial Statements for additional information on our ring fencing measures.

Our rights under certain agreements with the EFH Debtors could be adversely affected in connection with the EFH Bankruptcy Proceedings.

We are party to various contracts with the EFH Debtors, as described in Note 12 to Financial Statements.  The U.S. Bankruptcy Code permits a debtor in bankruptcy to assume (accept) or reject executory contracts.  If the EFH Debtors were to reject some or all of their executory contracts with us in connection with the EFH Bankruptcy Proceedings, our results of operations and financial condition could be adversely affected.

Goodwill that we have recorded is subject to at least annual impairment evaluations, and as a result, we could be required to write off some or all of this goodwill, which may adversely impact our financial condition and results of operations.

In accordance with accounting standards, recorded goodwill is not amortized but is reviewed annually or more frequently for impairment, if certain conditions exist, and may be impaired.  Any reduction in or impairment of the value of goodwill will result in a charge against earnings, which may adversely impact our reported results of operations and financial condition.  See Note 1 to Financial Statements for goodwill impairment assessment and testing.

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

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED EQUITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2016, 80.03% of our outstanding membership interests was held by Oncor Holdings and indirectly held by EFH Corp., 19.75% was held by Texas Transmission and 0.22% was indirectly held by certain members of our management team and board of directors through Investment LLC.  None of the membership interests are publicly traded, and none were issued in 2016.

See Note 9 to Financial Statements for a description of cash distributions we paid to our members and the restrictions on our ability to pay such distributions.

Item 6.SELECTED FINANCIAL DATA

	At December 31,
	2016	2015	2014	2013	2012
	(millions of dollars, except ratios)

Total assets (a)	$20,811	$19,287	$19,029	$18,198	$17,951
Property, plant & equipment ─ net	13,829	13,024	12,463	11,902	11,318
Goodwill	4,064	4,064	4,064	4,064	4,064
Capitalization:
Long-term debt, less amounts due currently (a)	$5,515	$5,646	$4,964	$5,345	$5,361
Membership interests	7,711	7,508	7,518	7,409	7,304
Total	$13,226	$13,154	$12,482	$12,754	$12,665
Capitalization ratios (b):
Long-term debt, less amounts due currently (a)	41.7%	42.9%	39.8%	41.9%	42.3%
Membership interests (a)	58.3%	57.1%	60.2%	58.1%	57.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

_______________

(a)

Certain of the financial information at each of December 31, 2014, 2013 and 2012 has been restated to reflect the application of Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.

(b)

For purposes of reporting to the PUCT, the regulatory capitalization ratio at December 31, 2016 was 59.4% debt and 40.6% equity.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ― Financial Condition ― Available Liquidity/Credit Facility” and Note 9 to Financial Statements for additional information regarding regulatory capitalization ratios.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(millions of dollars, except ratios)

Operating revenues	$3,920	$3,878	$3,822	$3,552	$3,328
Net income	$431	$432	$450	$432	$349
Capital expenditures	$1,352	$1,154	$1,107	$1,079	$1,389
Ratio of earnings to fixed charges	2.97	3.00	3.01	2.76	2.49
Embedded interest cost on long-term debt ─ end of period (a)	5.6%	5.8%	6.2%	6.4%	7.0%

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

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2016, 2015 and 2014 should be read in conjunction with Selected Financial Data and our audited consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of U.S. dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.  Revenues from REP subsidiaries of Vistra (formerly subsidiaries of TCEH) represented 23%, 25% and 25% of our total operating revenues for the years ended December 31, 2016, 2015 and 2014, respectively.  We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  Oncor Holdings owns 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly own the remaining 0.22% of the outstanding membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

Various “ring-fencing” measures have been taken to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and our credit quality.  These measures serve to mitigate our and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that our assets and liabilities or those of Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in connection with a bankruptcy of one or more of those entities, including the EFH Bankruptcy Proceedings discussed below.  Such measures include, among other things: our sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; our board of directors being comprised of a majority of independent directors; and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group.   None of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group.  We do not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa.  Accordingly, our operations are conducted, and our cash flows are managed, independently from the Texas Holdings Group.

Significant Activities and Events

EFH Bankruptcy Proceedings — On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries at the time, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings.  See “Business and Properties—EFH Corp. Bankruptcy Proceedings” and Note 2 to Financial Statements for a discussion of the potential impacts of the EFH Bankruptcy Proceedings on our financial statements, a discussion of the proposed change in ownership of Oncor in connection with such proceedings, and a discussion of the Vistra Spin-Off. As a result of the Vistra Spin-Off, Vistra and its subsidiaries, including Luminant and TXU Energy, ceased to be affiliates of ours as of October 3, 2016.

The U.S. Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date.  Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations. Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of December 31, 2016, we had collected our prepetition receivables from the Texas Holdings Group of approximately $129 million.

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

See Notes 2 and 8 to Financial Statements and “Item 7. Quantitative and Qualitative Disclosures About Market Risk” for additional information.

Debt-Related Activities — See Note 7 to Financial Statements for information regarding repayments of long-term debt and the issuance of $175 million aggregate principal amount of senior secured notes in August 2016.

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

EFH Bankruptcy Proceedings

On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries at the time, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  See “Significant Activities and Events” above, “Item 1A. Risk Factors” and Notes 2, 8 and 12 to Financial Statements for a discussion of risks relating to, and potential impacts of, the EFH Bankruptcy Proceedings.

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

Technology Initiatives

Risks to our technology initiative programs include nonperformance by equipment and service providers, failure of the technology to meet performance expectations and inadequate cost recovery allowances by regulatory authorities.  We continue to implement measures to mitigate these risks, but there can be no assurance that these technology initiatives will achieve the operational and financial objectives.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are discussed in Note 1 to Financial Statements.  We follow accounting principles generally accepted in the U.S.  Application of these accounting policies in the preparation of our consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered.  The following is a summary of certain critical accounting policies that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

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

We became a partnership for U.S. federal income tax purposes effective with the equity sale to Texas Transmission and Investment LLC in November 2008.  Accordingly, while partnerships are not subject to income taxes, in consideration of the tax sharing agreement and the presentation of our financial statements as an entity subject to cost-based regulatory rate-setting processes, with such costs historically including income taxes, the financial statements present amounts determined under the tax sharing agreement as “provision in lieu of income taxes” and “liability in lieu of deferred income taxes” for periods subsequent to the equity sale.  Such amounts are determined in accordance with the provisions of the accounting guidance for income taxes and accounting standards that provide interpretive guidance for accounting for uncertain tax positions and thus differences between the book and tax bases of assets and liabilities are accounted for as if we were a stand-alone corporation.  In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

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

Amounts payable to and receivable from members related to income taxes on our balance sheet reflect our tax provision net of quarterly estimated tax payments required by the tax sharing agreement that are trued up the following year when the annual tax return is filed.  The $80 million and $136 million amounts receivable from members related to income taxes at December 31, 2016 and 2015, respectively, are primarily the result of the enactment of the Protecting Americans from Tax Hikes Act of 2015.  The bill was enacted late in December 2015 and allows for 50% bonus depreciation on certain assets placed into service in 2016 and 2015.

See Notes 1 and 4 to Financial Statements.

Regulatory Assets and Liabilities

Oncor is subject to rate regulation which results in the recording of regulatory assets and liabilities.  Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process.  Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital.  Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates.  See Note 5 to Financial Statements for more information regarding regulatory assets and liabilities.

We believe our regulatory assets and liabilities are probable of recovery from or refund to customers based on PURA and/or the PUCT’s orders, precedents or substantive rules.  Amounts are subject to PUCT review for reasonableness and prudence and possible disallowance.

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

In December 2016, 2015 and 2014, we concluded, based on a qualitative assessment, that our estimated enterprise fair value was more likely than not greater than our carrying value.  As a result, no additional testing for impairment was required and no impairments were recognized in 2016, 2015 or 2014.

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

PURA provides for our recovery of pension and OPEB costs applicable to services of covered current and former employees, as well as services of other covered current and former employees of EFH Corp./Vistra prior to the deregulation and disaggregation of EFH Corp.’s electric utility businesses effective January 1, 2002 (recoverable service).  Accordingly, we entered into an agreement with EFH Corp. (subsequently assigned to Vistra) whereby we assumed responsibility for applicable pension and OPEB costs related to those personnel’s recoverable service.

We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs reflected in our PUCT-approved billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service.  Accordingly, we recognize (principally as a regulatory asset or property) additional pension and OPEB costs consistent with PURA.  Amounts deferred are ultimately subject to regulatory approval.

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

At December 31, 2016, the pension plan projected benefit obligation included a net actuarial loss of $106 million due primarily to changes in two key assumptions.  Pension plans losses were primarily impacted by a decrease in the discount rate to 4.05% from 4.30%, partially offset by the adoption of a new mortality assumption that shortens expected life spans.  Actual returns on pension plan assets in 2016 were more than the expected return on assets by $66 million creating an offsetting actuarial gain.  We expect the pension plans estimated amortizations of net actuarial losses to increase by $5 million in 2017 reflecting these changes.

At December 31, 2015, the pension plan projected benefit obligation included an actuarial gain of $181 million due primarily to changes in two key assumptions.  Pension plans gains were primarily impacted by an increase in the discount rate to 4.30% from 3.96% and the adoption of a new mortality assumption that shortens expected life spans.  Actual returns on pension plan assets in 2015 were less than the expected return on assets by $218 million creating an offsetting actuarial loss.

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

	Year Ended December 31,
	2016	2015	2014

Pension costs	$76	$104	$58
OPEB costs	62	53	48
Total benefit costs	138	157	106
Less amounts recognized principally as property or a regulatory asset	(100)	(113)	(69)
Net amounts recognized as expense	$38	$44	$37
Pension plans discount rate ‒ percentage	4.30%	3.96%	4.74%
OPEB plan discount rate ‒ percentage (a)	4.60%	4.23%	4.98%
Funding of the pension and OPEB plans	$35	$79	$86

_____________

(a)

As a result of the transfer of OPEB plan assets and liabilities from the EFH OPEB Plan to the Oncor OPEB Plan effective July 1, 2014, discussed in Note 10 to Financial Statements, the discount rate reflected in OPEB costs for January through June 2014 was 4.98% and for July through December 2014 was 4.39%.

Sensitivity of these costs to changes in key assumptions is as follows:

Assumption	Increase/(Decrease) in 2017 Pension and OPEB Costs

Discount rate – 1% increase	$(35)
Discount rate – 1% decrease	$42

Expected return on assets – 1% increase	$(23)
Expected return on assets – 1% decrease	$23

See Note 10 to Financial Statements regarding other disclosures related to pension and OPEB plans obligations.

RESULTS OF OPERATIONS

Operating Data

	Year Ended December 31,
	2016	2015	2014

Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	41,377	42,536	41,800
Other (a)	75,045	74,215	72,990
Total electric energy volumes	116,422	116,751	114,790
Reliability statistics (b):
System Average Interruption Duration Index (SAIDI) (nonstorm)	95.0	96.1	97.9
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.4	1.3	1.4
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	66.0	72.5	72.6
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,435	3,379	3,332
Operating revenues:
Distribution base revenues	$1,832	$1,849	$1,828
Transmission base revenues (c)	909	850	805
Reconcilable rates:
TCRF (c)	1,221	1,104	1,045
Transition charges	22	120	145
AMS surcharges	133	142	141
EECRF and rate case expense surcharges	56	48	65
Other miscellaneous revenues	75	68	83
Intercompany eliminations (c)	(328)	(303)	(290)
Total operating revenues	$3,920	$3,878	$3,822

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

Financial Results ─ Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Total operating revenues increased $42 million, or 1%, to $3.920 billion in 2016.  Revenue is billed under tariffs approved by the PUCT.  The change reflected:

•

A  Decrease in Distribution Base Revenues — Base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on January 1, 2012.  The $17 million decrease in distribution base rate revenues primarily consisted of an estimated $42 million decrease due to lower consumption driven primarily by milder winter, spring and summer weather, partially offset by an effect of growth in points of delivery of $25 million.

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $59 million increase in transmission base revenues reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table below for a listing of Transmission Interim Rate Update Applications impacting revenues for the years ended December 31, 2016 and 2015, as well as filings that will impact revenues for the year ended December 31, 2017.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
46825	February 2017*	March 2017	$7	$4	$3
46210	July 2016	September 2016	$14	$9	$5
44968	July 2015	September 2015	$21	$14	$7
44363	January 2015	March 2015	$35	$23	$12
42706	July 2014	September 2014	$12	$8	$4
42267	February 2014	April 2014	$74	$47	$27
41706	July 2013	September 2013	$71	$45	$26

______________

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

-

An Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $117 million increase in TCRF revenue reflects the pass through of a $92 million increase in third-party wholesale transmission expense described below and a $25 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At December 31, 2016, $10 million was deferred as over-recovered wholesale transmission service expense (see Note 5 to Financial Statements).  See TCRF Filings Table below for a listing of TCRF filings impacting cash flows for the years ended December 31, 2016 and 2015, as well as filings that will impact cash flows for the year ended December 31, 2017.

TCRF Filings Table

Docket No.	Filed	Effective	Semi-Annual Billing Impact Increase (Decrease)
46616	November 2016	March 2017 – August 2017	$86
46012	May 2016	September 2016 – February 2017	$163
45406	December 2015	March 2016 – August 2016	$(64)
44771	May 2015	September 2015 – February 2016	$47
43858	December 2014	March 2015 – August 2015	$(27)
42558	May 2014	September 2014 – February 2015	$71
42059	December 2013	March 2014 – August 2014	$44
41543	June 2013	September 2013 – February 2014	$88

-

A Decrease in Transition Charges — Transition charge revenue is dedicated to paying the principal and interest of transition bonds.  We account for the difference between transition charge revenue recognized and cost related to the transition bonds as a regulatory asset or liability.  The $98 million decrease in charges related to transition bonds corresponds with an offsetting decrease in amortization and interest expense and primarily reflects the maturity of the 2003 Series transition bonds during 2015 and the 2004 Series transition bonds in May 2016.  As such, our 2016 transition charge revenue declined to a level sufficient to service the remaining 2004 Bonds and ceased upon recovery of the debt service costs in mid-2016.  Final true-up proceedings for the 2004 Bonds were conducted by Oncor and the PUCT during 2016 and had no material net income impact.

-

A Decrease in AMS Surcharges — The PUCT has authorized monthly per customer advanced meter cost recovery factors designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  We recognize revenues equal to reconcilable expenses incurred including depreciation net of calculated savings plus a return component on our investment.  The $9 million decrease in recognized AMS revenues is primarily due to a $16 million decrease attributable to lower reconcilable depreciation expense, taxes and interest and a lower return due to the declining initial AMS investment balance, partially offset by $6 million in higher reconcilable operation and maintenance expense.  See “Regulation and Rates” below.

-

An Increase in EECRF and Rate Case Expense Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The $8 million increase in EECRF and rate case expense surcharges is offset in operation and maintenance expense.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the years ended December 31, 2016 and 2015, as well as filings that will impact revenues for the year ended December 31, 2017.

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

•

An Increase in Other Miscellaneous Revenues — Miscellaneous revenues includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs, services provided on a time and materials basis, rents, energy efficiency performance bonuses approved by the PUCT and other miscellaneous revenues.  The $7 million increase in other miscellaneous revenues was primarily driven by $4 million higher discretionary services revenues and $3 million from the effects of a favorable court ruling related to Docket 35717 (See Note 3 for details).

Wholesale transmission service expense increased $92 million, or 11%, to $894 million in 2016 primarily due to higher fees paid to other transmission entities.

Operation and maintenance expense increased $30 million, or 4%, to $754 million in 2016.  The change included $12 million higher labor related costs and $4 million higher vegetation management costs.   Operation and maintenance expense also reflects fluctuations in expenses that are offset by corresponding reconcilable rate revenues, including an  $8 million increase related to the energy efficiency program and a $6 million increase related to advanced meters.  Amortization of regulatory assets reported in operation and maintenance expense totaled $49 million and $51 million for the years ended December 31, 2016 and 2015, respectively.

Depreciation and amortization decreased $78 million, or 9%, to $785 million in 2016.  The decrease reflects $95 million in lower amortization of regulatory assets primarily associated with transition bonds (with an offsetting decrease in revenues), partially offset by $17 million increase attributed to ongoing investments in property, plant and equipment.

Taxes other than income taxes increased $1 million to $451 million in 2016.  The change was primarily due to an increase in property taxes.

Other income and (deductions) – net improved $7 million in 2016.  The change primarily reflects a reduction in non-recoverable pension and OPEB costs and lower professional fees.  See Note 13 to Financial Statements for more details.

Provision in lieu of income taxes totaled $254 million (including a $5 million benefit related to nonoperating income) in 2016 compared to $252 million (including a $8 million benefit related to nonoperating income) in 2015.  The effective income tax rate on pretax income was 37.1% in 2016 and 36.8% in 2015.  The 2016 effective income tax rate on pretax income differs from the U.S. federal statutory rate of 35% primarily due to the effect of the 2016 Texas margin tax.  See Note 4 to Financial Statements.

Interest expense and related charges increased $3 million, or 1%, to $336 million in 2016.  The change was driven by a $10 million increase attributable to higher average borrowings reflecting ongoing capital investments, partially offset by a $4 million decrease attributable to lower average interest rates and a $3 million decrease attributable to higher capitalized interest.

Net income declined slightly in 2016 compared to 2015 as increased revenues due to growth in points of delivery and increases in transmission investment were partially offset by lower consumption primarily driven by milder winter, spring and summer weather conditions and increased operation and maintenance expenses.

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

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $45 million increase in transmission base revenues primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table above for a listing of Transmission Interim Rate Update Applications impacting revenues for the years ended December 31, 2015 and 2014.

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

-

An Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $59 million increase in TCRF revenue reflects the pass through of a $47 million increase in third-party wholesale transmission expense described below and a $12 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At December 31, 2015, $24 million was deferred as over-recovered wholesale transmission service expense (see Note 5 to Financial Statements).  See TCRF Filings Table above for a listing of TCRF filings impacting cash flows for the years ended December 31, 2015 and 2014.

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

-

A Decrease in EECRF and Rate Case Expense Surcharges— The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The $17 million decrease in EECRF and rate case expense surcharges is offset in operation and maintenance expense. See EECRF Filings Table above for a listing of EECRF filings impacting revenues for the years ended December 31, 2015 and 2014.

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

Other income and (deductions) – net was a net deduction of $22 million in 2015 and net other income of $1 million in 2014.  The unfavorable variance is primarily driven by lower accretion related to the fair value adjustment to regulatory assets resulting from acquisition accounting, higher professional fees and higher non-recoverable pension and OPEB costs.  See Note 13 to Financial Statements.

Provision in lieu of income taxes totaled $252 million (including an $8 million benefit related to nonoperating income) in 2015 compared to $278 million (including a $2 million benefit related to nonoperating income) in 2014.  The effective income tax rate on pretax income was 36.8% in 2015 and 38.2% in 2014.  The 2015 effective income tax rate on pretax income differs from the U.S. federal statutory rate of 35% primarily due to the effect of the 2015 Texas margin tax.  See Note 4 to Financial Statements.

Interest expense and related charges decreased $20 million, or 6%, to $333 million in 2015.  The change was driven by a $25 million decrease attributable to lower average interest rates, partially offset by a $5 million increase attributable to higher average borrowings reflecting ongoing capital investments.

Net income decreased $18 million, or 4%, to $432 million in 2015. The change primarily reflects higher operation and maintenance expense, depreciation and amortization,  other deductions, lower energy efficiency performance bonus and property taxes, partially offset by increased revenue from higher distribution base revenues driven by growth in points of delivery, higher transmission base revenues, lower interest expense and lower provision in lieu of income taxes.

OTHER COMPREHENSIVE INCOME

We reported $2 million, ($6) million and ($59) million (all after tax) in other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014, respectively.  The 2016 amount is related to the impacts of a previous  interest rate cash flow hedge while the 2015 and 2014 amounts primarily represent the net actuarial losses of the non-recoverable portion of benefit plans (see Note 10 to Financial Statements for information regarding changes to the pension plans).

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows —  Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Cash provided by operating activities totaled $1.429 billion and $1.361 billion in 2016 and 2015, respectively.    The $68 million increase is primarily the result of a $158 million decrease in tax payments, a $44 million decrease in pension funding and a $41 million decrease in storm related repairs, partially offset by a $127 million decrease in transmission and distribution receipts attributable to lower transition bond revenue and mild winter, spring and summer weather, a $25 million increase in prepayments and a $23 million increase in cash purchases of materials and supplies.  The decrease in tax payments results from the recoupment of tax overpayments made in the prior period.

Cash used in financing activities totaled $137 million and $233 million in 2016 and 2015, respectively.  The $96 million change primarily reflects a decrease of $598 million of debt repayments, a decrease in distributions to our members of $206 million and a decrease in debt issuance costs of $22 million, partially offset by $550 million in lower debt issuances and a decrease in short-term borrowings of $180 million.  See Notes 6, 7 and 9 to Financial Statements for additional information regarding short-term borrowings, long-term debt activity and distributions to our members, respectively.

Cash used in investing activities, which consists primarily of capital expenditures increased $194 million, or 18% in 2016 compared to 2015.   The 2016 activity reflected increases in capital expenditures for transmission and distribution facilities to serve new customers and infrastructure capital maintenance spending, partially offset by a $38 million release of Bondco restricted cash due to the maturity of the final transition bonds.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $48 million and $45 million more than the amounts reported in the statements of consolidated income for the years ended December 31, 2016 and 2015, respectively.  The differences result from amortization reported in the following different lines items in the statements of consolidated income: regulatory asset amortization (reported in operation and maintenance expense), the accretion of the adjustment (discount) to regulatory assets (reported in other income) and the amortization of debt fair value discount (reported in interest expense and related charges).

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

Long-Term Debt Activity — Repayments of long-term debt in 2016 totaled $41 million representing the final transition bond principal payment at the scheduled maturity date.

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

Available Liquidity/Credit Facility —  Our primary source of liquidity, aside from operating cash flows, is our ability to borrow under our revolving credit facility. At December 31, 2016, we had a $2.0 billion secured revolving credit facility.  In October 2016, we exercised the second of two one-year extensions available to us and extended the term of the revolving credit facility to October 2018.  Subject to the limitations described below, available borrowing capacity under our revolving credit facility totaled $1.204 billion and $1.153 billion at December 31, 2016 and 2015, respectively.  We may request an increase in our borrowing capacity of $100 million in the aggregate provided certain conditions are met, including lender approval.

The revolving credit facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At December 31, 2016, we were in compliance with the covenant.  See “Financial Covenants, Credit Rating Provisions and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.  The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that have been certified to the Deed of Trust collateral agent.  Accordingly, the availability under our revolving credit facility is limited by the amount of available bond credits and any property additions certified to the Deed of Trust collateral agent in connection with the revolving credit facility borrowings.  In addition, our outstanding senior notes and debentures are secured by the Deed of Trust.  To the extent we continue to issue debt securities secured by the Deed of Trust, those debt securities would also be limited by the amount of available bond credits and any property additions that have been certified to the Deed of Trust collateral agent.  At December 31, 2016, the available bond credits totaled $2.625 billion, and the amount of additional potential indebtedness that could be secured by property additions, subject to the completion of a certification process, totaled $1.739 billion.  At both December 31, 2016 and March 9, 2017, the available borrowing capacity of the revolving credit facility could be fully drawn.

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

Cash and cash equivalents totaled $16 million and $25 million at December 31, 2016 and 2015, respectively.  Available liquidity (cash and available revolving credit facility capacity) at December 31, 2016 totaled $1.220 billion reflecting an increase of $42 million from December 31, 2015 primarily due to seasonal nature of our cash flow.

We also committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At December 31, 2016 and 2015, our regulatory capitalization ratios were 59.4% debt and 40.6% equity and 59.8%

debt and 40.2% equity, respectively.  See Note 9 to Financial Statements for discussion of the regulatory capitalization ratio.

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

Distributions —  During 2016, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
October 26, 2016	October 27, 2016	$41
July 27, 2016	August 11, 2016	$68
April 27, 2016	May 11, 2016	$65
February 24, 2016	February 25, 2016	$56

Pension and OPEB Plans Funding — Our funding for the pension plans and Oncor OPEB Plan for the calendar year 2017 is expected to total $149 million and $31 million, respectively.  Based on the funded status of the pension plans at December 31, 2016, our aggregate pension plans and Oncor OPEB Plan funding is expected to total approximately $739 million in the period 2017 to 2021.  In 2016, we made cash contributions to the pension plans and OPEB plans of $4 million and $31 million, respectively.  See Note 10 to Financial Statements for additional information regarding pension and OPEB plans.

Capitalization — Our capitalization ratios were 41.7% and 42.9% long-term debt, less amounts due currently, to 58.3% and 57.1% membership interests at December 31, 2016 and 2015, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility contains a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with GAAP).  The debt calculation excludes any transition bonds issued by Bondco, but includes any unamortized fair value discount related to Bondco.  Capitalization is calculated as membership interests determined in accordance with GAAP plus indebtedness described above.  At December 31, 2016, we were in compliance with this covenant with a debt-to-capitalization ratio of 0.47 to 1.00.

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

In July 2016, Moody’s upgraded our senior secured rating to A3 from Baa1 and changed our outlook to “rating under review for further upgrade” from “positive”.  In August 2016, Fitch changed our outlook to “rating watch positive” from “stable” and S&P revised its outlook to “positive” from “developing”.  These rating actions followed the July 29, 2016 announcement that NEE and EFH Corp. had entered into the NEE Merger Agreement (see Note 2 to Financial Statements for information regarding the NEE Merger Agreement and the EFH Bankruptcy Proceedings).

Presented below are the credit ratings assigned for our debt securities at March 9, 2017.

Senior Secured

S&P	A
Moody’s	A3
Fitch	BBB+

As described in Note 7 to Financial Statements, our long-term debt, excluding any Bondco non-recourse debt, is currently secured pursuant to the Deed of Trust by a first priority lien on certain of our transmission and distribution assets and is considered senior secured debt.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — Our revolving credit facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Based on the current ratings assigned to our debt securities at March 9, 2017, our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.00%.  A decline in credit ratings would increase the cost of our revolving credit facility and likely increase the cost of any debt issuances and additional credit facilities.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under our revolving credit facility, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $50 million that are not discharged within 60 days may cause the maturity of outstanding balances ($789 million in short-term borrowings and $7 million in letters of credit at December 31, 2016) under that facility to be accelerated.  Additionally, under the Deed of Trust, an event of default under either our revolving credit facility or our indentures would permit our lenders and the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Long-Term Contractual Obligations and Commitments — The following table summarizes our contractual cash obligations at December 31, 2016.  See Notes 7 and 8 to Financial Statements for additional disclosures regarding these long-term debt and non-cancelable purchase obligations.

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total

Long-term debt – principal	$324	$800	$126	$4,625	$5,875
Long-term debt – interest	318	559	517	2,945	4,339
Operating leases (a)	6	2	-	-	8
Obligations under outsourcing agreements	49	70	-	-	119
Total contractual cash obligations	$697	$1,431	$643	$7,570	$10,341

____________

(a)   Includes short-term noncancelable leases.

The following are not included in the table above:

•

individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	employment contracts with management;
•	liabilities related to uncertain tax positions totaling $3 million discussed in Note 4 to Financial Statements as the ultimate timing of payment is not known, and
•	our estimated funding of the pension and OPEB plans totaling $180 million in 2017 and $739 million in the 2017 to 2021 period as discussed above under “Pension and OPEB Plans Funding.”

Guarantees — At December 31, 2016, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2016, we did not have any material off-balance sheet arrangements with special purpose entities or VIEs.

COMMITMENTS AND CONTINGENCIES

See Note 8 to Financial Statements for details of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

State Legislation

The Texas Legislature meets every two years.  The current Legislature is in regular session from January 9, 2017 to May 29, 2017.  However, at any time the governor of Texas may convene a special session of the Legislature.  During any regular or special session bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects.  Various bills related to our business have been proposed in the current legislative session, however, we cannot predict whether any introduced to date are likely to have a substantial impact on our financial position, results of operations or cash flows.

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

Change in Control Review (PUCT Docket No. 46238) - The NEE Merger Agreement contemplates that Oncor and NEE file a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Amended New Plan.  Oncor and NEE filed that joint application in PUCT Docket No. 46238 in October 2016 and a ruling with respect to such application is expected by late April 2017.  For additional information regarding the NEE Merger Agreement and Amended New Plan (including its subsequent amendment by the Further Amended New Plan), see Note 2 to Financial Statements.

City Rate Reviews  - Oncor received resolutions passed by 58 cities with original jurisdiction over electric utility rates directing Oncor to file rate review proceedings.  The resolutions passed required Oncor to file a rate review with each city by September 1, 2016 based on a January 1, 2015 to December 31, 2015 test year.  However, Oncor was subsequently notified by counsel representing these cities that these rate review proceedings had been suspended indefinitely, pending resolution of Oncor ownership issues. The notice provided that if and when the cities desire to proceed with a rate inquiry, cities would notify Oncor in writing and inform Oncor of a precise date of the rate case, which would be at least 120 days from receipt of the communication that lifts the suspension.  On November 17, 2016, counsel representing these cities notified Oncor that the cities were lifting that suspension and expect Oncor to make a rate filing to comply with their resolutions on or before March 17, 2017.  The notice requires that Oncor’s rate filing be based on an historical test year consisting of the most recent period for which data is available.

2008 Rate Review (PUCT Docket No. 35717) - In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (PUCT Docket No. 35717), and new rates were implemented in September 2009.  We and four other parties appealed various portions of the rate review final order to a state district court.  In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  We filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities.  In early August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  The Austin Court of Appeals also reversed the PUCT and district court’s rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.’s ability to offset our taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment.  In late August 2014, we filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which we were not successful, including the consolidated tax savings adjustment.  In December 2014, the Austin Court of Appeals issued its opinion, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment.  We filed a petition for review with the Texas Supreme Court in February 2015.  The Texas Supreme Court granted the petition for review and heard oral arguments in September 2016.  On January 6, 2017, the Texas Supreme Court issued its opinion, unanimously ruling as follows on the three issues before it:

•

Consolidated tax savings adjustment - The Supreme Court reversed the Court of Appeals and upheld the PUCT’s decision not to make a consolidated tax savings adjustment, concluding that the PUCT had properly applied PURA Section 36.060 and that Oncor no longer met the statutory criteria for imposition of such an adjustment.

•

State colleges and universities rate discount - The Supreme Court upheld the Court of Appeals’ and the PUCT’s decisions that no such discount was proper, concluding that PURA Section 36.351 requires a discount only for the provision of electric service and that, upon the start of retail competition, electric service is provided to end-use customers by REPs and not TDUs.

•	Municipal franchise fees - The Supreme Court reversed the Court of Appeals’ and the PUCT’s disallowance of 40 certain franchise fees, ruling that the relevant PURA provision did not limit negotiated franchise fees to a one-time opportunity upon the expiration of a franchise that was in effect on September 1, 1999, but that such renegotiations may take place at any time.

The Texas Supreme Court issued its mandate on February 16, 2017.  On February 17, 2017, Oncor filed a tariff modification with the PUCT to immediately remove the state colleges and universities discount rider, and on February 23, 2017, the PUCT opened Docket No. 46884 to consider the remand from the Texas Supreme Court.  That docket will consider recovery of municipal franchise fees, as well as a cash working capital issue that Oncor prevailed upon at the Court of Appeals and which was not appealed to the Texas Supreme Court.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions.  Such actions or changes could significantly alter our basic financial position, results of operations or cash flows.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  All of our long-term debt at December 31, 2016 and 2015 carried fixed interest rates.  The following table summarizes our long-term debt maturities at December 31, 2016.

	Expected Maturity Date
	2017	2018	2019	2020	2021	There-after	2016 Total Carrying Amount	2016 Total Fair Value	2015 Total Carrying Amount	2015 Total Fair Value
	(millions of dollars and percent)
Long-term debt (including current maturities):
Fixed rate debt amount (a)	$324	$550	$250	$126	$-	$4,625	$5,875	$6,751	$5,741	$6,287
Average interest rate	5.00%	6.80%	2.15%	5.75%	-	5.54%	5.48%	-	5.54%	-

____________

(a)       Excludes unamortized premiums,  discounts and debt issuance costs.  See Note 7 to Financial Statements for a discussion of changes in long-term debt obligations.

Our revolving credit facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings. For information on our interest rates charged under the revolving credit facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Available Liquidity/Credit Facility – Financial Covenants, Credit Rating Provisions and Cross Default Provisions – Material Credit Rating Covenants.”

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

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates totaled zero and $114 million at December 31, 2016 and 2015, respectively.  The reduction of credit risk associated with affiliates is due to the Vistra Spin-Off occurring in October 2016.  As a result of the spin-off, Vistra and its subsidiaries, including Luminant and TXU Energy, ceased to be related parties.

Our exposure to credit risk associated with trade accounts receivable from nonaffiliates totaled $548 million at December 31, 2016.  The nonaffiliated receivable amount is before the allowance for uncollectible accounts, which totaled $3 million at December 31, 2016.  The nonaffiliated exposure includes trade accounts receivable from REPs totaling $444 million, which are almost entirely noninvestment grade.  At December 31, 2016, REP subsidiaries of Vistra collectively represented approximately 15% and another nonaffiliated entity collectively represented approximately 12%, respectively of the nonaffiliated trade receivable amount.  No other nonaffiliated parties represented 10% or more of the total trade accounts receivable amount.  We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.”  All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements.  Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the U.S. Congress, the President of the U.S., the Texas Legislature, the Governor of Texas, the FERC, the PUCT, the NERC, the TRE, the EPA, and the TCEQ, with respect to:

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
•

commercial bank and financial market conditions, access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in the capital markets and the potential impact of disruptions in U.S. credit markets;

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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Oncor Electric Delivery Company LLC and subsidiary (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and membership interests for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oncor Electric Delivery Company LLC and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has implemented certain ring-fencing measures which management believes mitigate the Company's potential exposure to the EFH Bankruptcy Proceedings.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 9, 2017

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2016	2015	2014
	(millions of dollars)

Operating revenues:
Nonaffiliates	$3,205	$2,923	$2,851
Affiliates	715	955	971
Total operating revenues	3,920	3,878	3,822
Operating expenses:
Wholesale transmission service	894	802	755
Operation and maintenance (Note 12)	754	724	698
Depreciation and amortization	785	863	851
Provision in lieu of income taxes (Notes 1, 4 and 12)	259	260	280
Taxes other than amounts related to income taxes	451	450	438
Total operating expenses	3,143	3,099	3,022
Operating income	777	779	800
Other income and (deductions) - net (Note 13)	(15)	(22)	1
Nonoperating provision in lieu of income taxes (Note 4)	(5)	(8)	(2)
Interest expense and related charges (Note 13)	336	333	353
Net income	$431	$432	$450

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(millions of dollars)

Net income	$431	$432	$450
Other comprehensive income (loss):
Cash flow hedges – derivative value net loss recognized in net income (net of tax expense of $1, $1 and $1) (Note 1)	2	2	2
Defined benefit pension plans (net of tax benefit of $-, $4 and $33) (Note 10)	-	(8)	(61)
Total other comprehensive income (loss)	2	(6)	(59)
Comprehensive income	$433	$426	$391

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(millions of dollars)

Cash flows — operating activities:
Net income	$431	$432	$450
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	833	908	892
Provision in lieu of deferred income taxes – net	181	40	148
Other – net	(4)	(4)	(3)
Changes in operating assets and liabilities:
Accounts receivable — trade (including affiliates)	(34)	12	8
Inventories	(7)	(8)	(9)
Accounts payable — trade (including affiliates)	14	(21)	15
Regulatory accounts related to reconcilable tariffs (Note 5)	(55)	11	(44)
Other — assets	37	22	(233)
Other — liabilities	33	(31)	52
Cash provided by operating activities	1,429	1,361	1,276
Cash flows — financing activities:
Issuances of long-term debt (Note 7)	175	725	250
Repayments of long-term debt (Note 7)	(41)	(639)	(131)
Net (decrease) increase in short-term borrowings (Note 6)	(51)	129	(34)
Distributions to members (Note 9)	(230)	(436)	(282)
Debt discount, premium, financing and reacquisition costs – net	10	(12)	(5)
Cash used in financing activities	(137)	(233)	(202)
Cash flows — investing activities:
Capital expenditures (Note 12)	(1,352)	(1,154)	(1,107)
Other – net	51	47	10
Cash used in investing activities	(1,301)	(1,107)	(1,097)
Net change in cash and cash equivalents	(9)	21	(23)
Cash and cash equivalents — beginning balance	25	4	27
Cash and cash equivalents — ending balance	$16	$25	$4

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2016	2015
	(millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$16	$25
Restricted cash — Bondco (Note 13)	-	38
Trade accounts receivable from nonaffiliates – net (Note 13)	545	388
Trade accounts and other receivables from affiliates – net (Note 12)	-	118
Amounts receivable from members related to income taxes (Note 12)	80	136
Materials and supplies inventories — at average cost	89	82
Prepayments and other current assets	100	89
Total current assets	830	876
Investments and other property (Note 13)	100	97
Property, plant and equipment – net (Note 13)	13,829	13,024
Goodwill (Notes 1 and 13)	4,064	4,064
Regulatory assets – net ― Oncor (Note 5)	-	1,184
Regulatory assets – net ― Bondco (Note 5)	-	10
Regulatory assets (Note 5)	1,974	-
Other noncurrent assets	14	32
Total assets	$20,811	$19,287

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 6)	$789	$840
Long-term debt due currently ― Oncor (Note 7)	324	-
Long-term debt due currently ― Bondco (Note 7)	-	41
Trade accounts payable (Note 12)	231	150
Amounts payable to members related to income taxes (Note 12)	20	20
Accrued taxes other than amounts related to income	182	181
Accrued interest	83	82
Other current liabilities	144	144
Total current liabilities	1,773	1,458
Long-term debt, less amounts due currently ― Oncor (Note 7)	5,515	5,646
Liability in lieu of deferred income taxes (Notes 1, 4 and 12)	2,788	2,612
Regulatory liabilities (Note 5)	856	-
Employee benefit obligations and other (Notes 12 and 13)	2,168	2,063
Total liabilities	13,100	11,779
Commitments and contingencies (Note 8)
Membership interests (Note 9):
Capital account ― number of interests outstanding 2016 and 2015 – 635,000,000	7,822	7,621
Accumulated other comprehensive loss	(111)	(113)
Total membership interests	7,711	7,508
Total liabilities and membership interests	$20,811	$19,287

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

	Year Ended December 31,
	2016	2015	2014
	(millions of dollars)

Capital account:
Balance at beginning of period	$7,621	$7,625	$7,457
Net income	431	432	450
Distributions to members	(230)	(436)	(282)
Balance at end of period (number of interests outstanding: 2016, 2015 and 2014 – 635 million)	7,822	7,621	7,625
Accumulated other comprehensive income (loss), net of tax effects:
Balance at beginning of period	(113)	(107)	(48)
Net effects of cash flow hedges (net of tax expense of $1, $1 and $1)	2	2	2
Defined benefit pension plans (net of tax benefit of $-, $4 and $33) (Note 10)	-	(8)	(61)
Balance at end of period	(111)	(113)	(107)
Total membership interests at end of period	$7,711	$7,508	$7,518

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

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.  Revenues from subsidiaries of Vistra (formerly subsidiaries of TCEH) represented 23%,  25% and 25% of our total operating revenues for the years ended December 31, 2016, 2015 and 2014, respectively.  We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.  Oncor Holdings owns 80.03% of our membership interests, Texas Transmission owns 19.75% of our membership interests and certain members of our management team and board of directors indirectly own the remaining membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

Our consolidated financial statements include our former wholly-owned, bankruptcy-remote financing subsidiary, Bondco, a VIE through December 29, 2016, at which time it was dissolved (see Note 13).  This financing subsidiary was organized for the limited purpose of issuing certain transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.  Bondco issued an aggregate $1.3 billion principal amount of transition bonds during 2003 and 2004.  The 2003 Series transition bonds matured and were paid in full in 2015 and the 2004 Series transition bonds matured and were paid in full in May 2016.  Final true-up proceedings and refunds of over-collected transition charges for the transition bonds were conducted by Oncor and the PUCT during 2016 and had no material net income impact.

Various “ring-fencing” measures have been taken to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and our credit quality.  These measures serve to mitigate our and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that our assets and liabilities or those of Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in connection with a bankruptcy of one or more of those entities, including the EFH Bankruptcy Proceedings discussed below.  Such measures include, among other things: our sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; our board of directors being comprised of a majority of independent directors; and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group.   None of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group.  We do not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa.  Accordingly, our operations are conducted, and our cash flows are managed, independently from the Texas Holdings Group.

EFH Bankruptcy Proceedings

On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries at the time, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings.  See Note 2 for a discussion of the potential impacts of the EFH Bankruptcy Proceedings on our financial statements.

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with GAAP.  All dollar amounts in the financial statements and tables in the notes are stated in millions of U.S. dollars unless otherwise indicated.

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

Revenue Recognition

General

Oncor’s revenue is billed under tariffs approved by the PUCT and the majority of revenues are related to providing electric delivery service to consumers.  Tariff rates are designed to recover the cost of providing electric delivery service including a reasonable rate of return on invested capital.   Revenues are generally recognized when the underlying service has been provided in an amount prescribed by the related tariff.

Reconcilable Tariffs

The PUCT has designated certain tariffs (TCRF, EECRF surcharges, AMS surcharges and charges related to transition bonds) as reconcilable, which means the differences between amounts billed under these tariffs and the related incurred costs are deferred as either regulatory assets or regulatory liabilities.  Accordingly, at prescribed intervals, future tariffs are adjusted to either repay regulatory liabilities or collect regulatory assets.  See “Regulatory Assets and Liabilities” below.

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

The goodwill impairment tests performed in 2016, 2015 and 2014 were based on a qualitative assessment in which we considered macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relative factors.   Based on tests results, no impairments were recognized in 2016, 2015 or 2014.

Provision in Lieu of Income Taxes

Effective with the November 2008 sale of equity interests to Texas Transmission and Investment LLC, we became a partnership for U.S. federal income tax purposes, and subsequently we are not a member of EFH Corp.’s consolidated tax group and only EFH Corp.’s share of our partnership income is included in its consolidated federal income tax return.  Our tax sharing agreement with Oncor Holdings and EFH Corp. was amended in November 2008 to include Texas Transmission and Investment LLC.  The tax sharing agreement provides for the calculation of tax liability substantially as if we and Oncor Holdings were taxed as corporations, and requires tax payments to members determined on that basis (without duplication for any income taxes paid by a subsidiary of Oncor Holdings).

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

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties based on depreciation rates approved by the PUCT.  As is common in the industry, depreciation expense is recorded using composite depreciation rates that reflect blended estimates of the lives of major asset groups as compared to depreciation expense calculated on a component asset-by-asset basis.  Depreciation rates include plant removal costs as a component of depreciation expense, consistent with regulatory treatment.  Actual removal costs incurred are charged to accumulated depreciation.  When accrued removal costs exceed incurred removal costs, the difference is reclassified as a regulatory liability to retire assets in the future.

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

The fair value of certain investments is measured using the net asset value (NAV) per share as a practical expedient.  Such investments measured at NAV are not required to be categorized within the fair value hierarchy.  See “Changes in Accounting Standards” below.

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

Changes in Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-2 (ASU 2016-2), Leases.  ASU 2016-2 amends previous GAAP to require the balance sheet recognition of lease assets and liabilities for operating leases.  We will be required to adopt ASU 2016-2 by January 1, 2019 and do not expect to early adopt.  Retrospective application to the 2017 and 2018 comparative periods presented will be required in the year of adoption.  The recognition of any lease obligation on the balance sheet will be classified as long-term debt for GAAP purposes and is defined as debt for our regulatory capital structure purposes (See Note 9 for details).  Although any lease obligation will affect our balance sheet and capitalization ratios, the impact is not expected to be material.  We continue to evaluate the impact of ASU 2016-2 on our financial statements.

Since May 2014, the FASB has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers along with other supplemental guidance (together, Topic 606).  Topic 606 introduces new, increased requirements for disclosure of revenue in financial statements and guidance that are intended to eliminate inconsistencies in the recognition of revenue.  We will be required to adopt Topic 606 by January 1, 2018 and do not expect to early adopt.  Our revenues from customers are tariff-based and are designed to recover the cost of providing electric delivery service to customers including a reasonable rate of return on invested capital.  Revenues are generally recognized when the underlying service has been provided in an amount prescribed by the related tariff.  At this time, we do not expect the new guidance to change this pattern of recognition and therefore it is not expected to have a material effect on our reported results of operations, financial condition or cash flows.  We continue to evaluate the application of the new guidance.

In May 2015, the FASB issued a new accounting standards update (ASU 2015-07), which removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  ASU 2015-07 is effective for fiscal years beginning after December 15, 2015 and was retrospectively adopted effective December 31, 2016.  The adoption impacted fair value measurement disclosures related to our pension and OPEB plans.  See Note 10 - Pension and OPEB Plans.

2.    EFH BANKRUPTCY PROCEEDINGS

On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries at the time, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings. We believe the “ring-fencing” measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings. See Note 1 and below for further information regarding the EFH Bankruptcy Proceedings and the proposed change in control of our indirect majority owner in connection with such proceedings.

The U.S. Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date. Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations. Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of December 31, 2016, we had collected our prepetition receivables from the Texas Holdings Group of approximately $129 million.  As discussed below, the New Plan of Reorganization (defined below) provided for a spin-off of the TCEH Debtors from EFH Corp. As a result of this spin-off, Vistra and its subsidiaries, including Luminant and TXU Energy, ceased to be affiliates of ours as of October 3, 2016.

The EFH Bankruptcy Proceedings continue to be a complex litigation matter and the full extent of potential impacts on us remain unknown.  We will continue to evaluate our affiliate transactions and contingencies throughout the EFH Bankruptcy Proceedings to determine any risks and resulting impacts on our results of operations, financial statements and cash flows.

See Note 12 for details of Oncor’s related-party transactions with members of the Texas Holdings Group.

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

The New Plan of Reorganization provides that the confirmation and effective date of the New Plan of Reorganization with respect to the TCEH Debtors may occur (and on October 3, 2016, it did occur) separate from, and independent of, the confirmation and effective date of the New Plan of Reorganization with respect to the EFH Debtors. The New Plan of Reorganization, subject to certain conditions and required regulatory approvals, provides for, among other things:

•

with respect to the TCEH Debtors, either (a) a tax-free spin-off from EFH Corp., including a transaction that will result in a partial step-up in the tax basis of certain TCEH assets distributed to a newly formed entity wholly owned by TCEH, or (b) a taxable transaction that results in the assets of the TCEH Debtors being distributed to a newly formed entity wholly owned by the entity now known as Vistra (TCEH Transactions), and

•

with respect to the EFH Debtors, the reorganization of EFH Corp. and EFIH (Reorganized EFH) either pursuant to (a) an equity investment (which may be from existing creditors or third-party investors) or (b) pursuant to a standalone plan of reorganization, in which creditors receive shares of common stock of Reorganized EFH.

Solely as it pertains to the TCEH Debtors, the disclosure statement was approved by the bankruptcy court on June 17, 2016.  The bankruptcy court confirmed the New Plan of Reorganization with respect to the TCEH Debtors on August 26, 2016, and it became effective by its terms, and the Vistra Spin-Off occurred effective October 3, 2016.

On July 29, 2016, (i) the EFH Debtors entered into a Plan Support Agreement (NEE Plan Support Agreement) with NEE to effect an agreed upon restructuring of the EFH Debtors pursuant to an amendment to the New Plan of Reorganization (Amended New Plan) and (ii) EFH Corp. and EFIH entered into an Agreement and Plan of Merger (NEE Merger Agreement) with NEE and EFH Merger Co., LLC (Merger Sub), a wholly-owned subsidiary of NEE. Pursuant to the NEE Merger Agreement, at the effective time of the Amended New Plan with respect to the EFH Debtors, EFH Corp. will merge with and into Merger Sub (NEE Merger) with Merger Sub surviving as a wholly owned subsidiary of NEE.

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

Following approval of the NEE Merger Agreement by the bankruptcy court and until confirmation of the Amended New Plan by the bankruptcy court, EFH and EFIH were permitted to continue or have discussions or negotiations with respect to acquisition proposals for Reorganized EFH (x) with persons that were in active negotiation at the time of approval of the NEE Merger Agreement by the bankruptcy court and (y) with persons that submitted an unsolicited acquisition proposal that is, or is reasonably likely to lead to, a Superior Proposal (as defined in the NEE Merger Agreement).

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

On October 29, 2016, we entered into an Interest Purchase Agreement (OMI Agreement) with T & D Equity Acquisition, LLC, a wholly-owned subsidiary of NEE (T&D Equity Acquisition) and Investment LLC pursuant to which T&D Equity Acquisition would purchase the 1,396,008 limited liability company interests of Oncor (representing approximately 0.22% of the outstanding equity of Oncor) that Investment LLC owns in exchange for a purchase price of approximately $27 million. The OMI Agreement contains various conditions precedent to consummation of the transactions contemplated thereby, including the consummation of the transactions contemplated by the NEE Merger Agreement.

On October 30, 2016, an affiliate of NEE entered into an Agreement and Plan of Merger (the TTI Merger Agreement) with Texas Transmission Holdings Corporation (the parent of Texas Transmission) and certain of its affiliates to purchase Texas Transmission’s 19.75% equity interest in Oncor for approximately $2.4 billion. The parties have agreed to use their best efforts to have the TTI Merger Agreement close contemporaneously with the NEE Merger. The TTI Merger Agreement also contains various conditions precedent to consummation of the transactions contemplated thereby, including a requirement that EFH Corp., subject to bankruptcy court approval, waive its rights of first refusal under the Investor Rights Agreement to purchase Texas Transmission’s 19.75% equity interest in Oncor.

The confirmation hearing for the New Plan of Reorganization as it relates to the EFH Debtors was scheduled to commence on December 1, 2016.  On November 17, 2016, however, the United States Court of Appeals for the Third Circuit (the Third Circuit) issued an opinion regarding the claims of the EFIH first and second lien noteholders regarding claims for makewhole payments (the Makewhole Claims).  As a result of this opinion, the Debtors could no longer satisfy the Amended New Plan condition precedent to closing related to the Makewhole Claims.  As a result, Debtors determined to adjourn the plan confirmation hearing to allow time to engage in further discussions with key creditor constituencies and NEE.

On December 1, 2016, the Debtors filed the Fifth Amended Joint Plan of Reorganization of Energy Future Holdings Corp., et. al., pursuant to Chapter 11 of the Bankruptcy Code (as subsequently amended by the Sixth, Seventh and Eighth Amended Plans of Reorganization, the Further Amended New Plan) and the related disclosure statement.  The Further Amended New Plan deleted the condition related to the Makewhole Claims, and made certain other modifications.  The Debtors also filed a motion seeking to re-solicit the votes of certain classes of claims as a result of these modifications.  The Bankruptcy Court held a hearing on January 4, 2017, at which time it approved the disclosure statement and scheduled a confirmation hearing on the Further Amended New Plan to begin on February 14, 2017.  After three days of argument and testimony, the Bankruptcy Court confirmed the Further Amended New Plan on February 17, 2017.

Notwithstanding these pending transactions, we cannot predict the ultimate outcome of the EFH Bankruptcy Proceedings, including whether the transactions contemplated by the Further Amended New Plan, including the EFH Acquisition, will (or when they will) close. Although the Further Amended New Plan has been confirmed by the Bankruptcy Court, there remain conditions to the Further Amended New Plan becoming effective and the consummation of the EFH Acquisition, including, without limitation, certain regulatory approvals pending with the PUCT, as described below under  “–Regulatory Matters Related to EFH Bankruptcy Proceedings.” As a result, we remain unable to predict how any reorganization of EFH Corp. and EFIH ultimately will impact Oncor or what form any change in indirect ownership of Oncor may take.

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

In connection with PUCT Docket No. 45188, certain cities that have retained original jurisdiction over electric utility rates passed resolutions directing Oncor to file rate review proceedings.  In connection with those resolutions, counsel for those cities has notified Oncor that they expect Oncor to make a rate filing to comply with their resolutions on or before March 17, 2017. For more information, see Note 3 – “City Rate Reviews”.

The NEE Merger Agreement contemplates that Oncor and NEE file a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Amended New Plan. Oncor and NEE filed that joint application in PUCT Docket No. 46238 in October 2016 and a ruling with respect to such application is expected by late April 2017.  Regulatory approvals with respect to the transactions contemplated by the Amended New Plan were also the subject of an application filed by Oncor and NEE with FERC.  FERC issued an order conditionally approving the transactions in February 2017.

Settlement Agreement

In connection with the EFH Bankruptcy Proceedings, the EFH Debtors and various creditor parties entered into a settlement agreement (the Settlement Agreement) in August 2015 (as amended in September 2015) to compromise and settle, among other things (a) intercompany claims among the EFH Debtors, (b) claims and causes of actions against holders of first lien claims against TCEH and the agents under the TCEH Senior Secured Facilities, (c) claims and causes of action against holders of interests in EFH Corp. and certain related entities and (d) claims and causes of action against each of the EFH Debtors’ current and former directors, the Sponsor Group, managers and officers and other related entities. The Settlement Agreement contemplates a release of such claims upon approval of the Settlement Agreement by the bankruptcy court, which approval was obtained in December 2015.

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

The NEE Merger Agreement contemplates that Oncor and NEE file a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Amended New Plan.  Oncor and NEE filed that joint application in PUCT Docket No. 46238 in October 2016 and a ruling with respect to such application is expected by late April 2017.  Regulatory approvals with respect to the transactions contemplated by the Amended New Plan were also the subject of an application filed by Oncor and NEE with FERC.  FERC issued an order conditionally approving the transactions in February 2017. For additional information regarding the NEE Merger Agreement and Amended New Plan (including its subsequent amendment by the Further Amended New Plan) , see Note 2 to Financial Statements.

City Rate Reviews

Oncor received resolutions passed by 58 cities with original jurisdiction over electric utility rates directing Oncor to file rate review proceedings. The resolutions passed required Oncor to file a rate review with each city by September 1, 2016 based on a January 1, 2015 to December 31, 2015 test year. However, Oncor was subsequently notified by counsel representing these cities that these rate review proceedings had been suspended indefinitely, pending resolution of Oncor ownership issues. The notice provided that if and when the cities desire to proceed with a rate inquiry, cities would notify

Oncor in writing and inform Oncor of a precise date of the rate case, which would be at least 120 days from receipt of the communication that lifts the suspension. On November 17, 2016, counsel representing these cities notified Oncor that the cities were lifting that suspension and expect Oncor to make a rate filing to comply with their resolutions on or before March 17, 2017. The notice requires that Oncor’s rate filing be based on an historical test year consisting of the most recent period for which data is available.

2008 Rate Review

In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (PUCT Docket No. 35717), and new rates were implemented in September 2009.  We and four other parties appealed various portions of the rate review final order to a state district court.  In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  We filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities.  In early August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  The Austin Court of Appeals also reversed the PUCT and district court’s rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.’s ability to offset our taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment.  In late August 2014, we filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which we were not successful, including the consolidated tax savings adjustment.  In December 2014, the Austin Court of Appeals issued its opinion, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment.  We filed a petition for review with the Texas Supreme Court in February 2015.  The Texas Supreme Court granted the petition for review and heard oral arguments in September 2016.  On January 6, 2017, the Texas Supreme Court issued its opinion, unanimously ruling as follows on the three issues before it:

•

Consolidated tax savings adjustment - The Supreme Court reversed the Court of Appeals and upheld the PUCT’s decision not to make a consolidated tax savings adjustment, concluding that the PUCT had properly applied PURA Section 36.060 and that Oncor no longer met the statutory criteria for imposition of such an adjustment.

•

State colleges and universities rate discount - The Supreme Court upheld the Court of Appeals’ and the PUCT’s decisions that no such discount was proper, concluding that PURA Section 36.351 requires a discount only for the provision of electric service and that, upon the start of retail competition, electric service is provided to end-use customers by REPs and not TDUs.

•

Municipal franchise fees - The Supreme Court reversed the Court of Appeals’ and the PUCT’s disallowance of certain franchise fees, ruling that the relevant PURA provision did not limit negotiated franchise fees to a one-time opportunity upon the expiration of a franchise that was in effect on September 1, 1999, but that such renegotiations may take place at any time.

The Texas Supreme Court issued its mandate on February 16, 2017.  On February 17, 2017, Oncor filed a tariff modification with the PUCT to immediately remove the state colleges and universities discount rider, and on February 23, 2017, the PUCT opened Docket No. 46884 to consider the remand from the Texas Supreme Court.  That docket will consider recovery of municipal franchise fees, as well as a cash working capital issue that Oncor prevailed upon at the Court of Appeals and which was not appealed to the Texas Supreme Court.

We are involved in various other regulatory proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.

4.    PROVISION IN LIEU OF INCOME TAXES

The components of our reported provision (benefit) in lieu of income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014

Reported in operating expenses:
Current:
U.S. federal	$60	$189	$113
State	20	32	24
Deferred:
U.S. federal	181	55	146
State	-	(13)	-
Amortization of investment tax credits	(2)	(3)	(3)
Total reported in operating expenses	259	260	280
Reported in other income and deductions:
Current:
U.S. federal	(5)	(7)	(4)
State	-	-	-
Deferred federal	-	(1)	2
Total reported in other income and deductions	(5)	(8)	(2)
Total provision in lieu of income taxes	$254	$252	$278

Reconciliation of provision in lieu of income taxes computed at the U.S. federal statutory rate to provision in lieu of income taxes:

	Year Ended December 31,
	2016	2015	2014

Income before provision in lieu of income taxes	$685	$684	$728
Provision in lieu of income taxes at the U.S. federal statutory rate of 35%	$240	$239	$255
Amortization of investment tax credits – net of deferred tax effect	(2)	(3)	(3)
Amortization (under regulatory accounting) of statutory tax rate changes	(1)	(1)	(2)
Amortization of Medicare subsidy regulatory asset	-	-	14
Texas margin tax, net of federal tax benefit	13	13	16
Nondeductible losses (gains) on benefit plan investments	-	-	(2)
Other, including audit settlements	4	4	-
Reported provision in lieu of income taxes	$254	$252	$278
Effective rate	37.1%	36.8%	38.2%

The net amounts of $2.788 billion and $2.612 billion reported in the balance sheets at December 31, 2016 and 2015, respectively, as liability in lieu of deferred income taxes include amounts previously recorded as net deferred tax liabilities.  Upon the sale of equity interests to Texas Transmission and Investment LLC in 2008, we became a partnership for U.S. federal income tax purposes, and the temporary differences that gave rise to the deferred taxes will, over time, become taxable to the equity holders.  Under a tax sharing agreement among us and our equity holders (see Note 1), we make payments to the equity holders related to income taxes when amounts would have become due to the IRS if Oncor was taxed as a corporation.  Accordingly, as the temporary differences become taxable, we will pay the equity holders.  In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Accounting For Uncertainty in Provision in Lieu of Income Taxes

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

In the first quarter of 2014, several uncertain tax positions were remeasured under GAAP guidance as a result of new information received from the IRS with respect to the audit of tax years 2007 through 2009.  As a result, we reduced the liability for uncertain tax positions by $18 million.  This reduction consisted of a $16 million increase in liability in lieu of deferred income taxes and a $2 million ($1 million after tax) reversal of accrued interest, which is reported as a decrease in provision in lieu of income taxes.  In September 2014, EFH Corp. signed the final agreed Revenue Agent Report and associated documentation (RAR) for the 2007 tax year and filed and received approval of the bankruptcy court in the EFH Bankruptcy Proceedings of its signing of the RAR.  With the signing of the RAR in the third quarter of 2014, the remaining $1 million liability for uncertain tax positions with respect to tax year 2007 was released.  The reduction consisted of a $1 million reversal of provision in lieu of income taxes.  Final processing of the agreed RAR continues.  The impact related to the conclusion of the 2007 audit is a deferred tax asset of approximately $45 million that is recorded in liability in lieu of deferred income taxes.

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

The following table summarizes the changes to the uncertain tax positions reported in other noncurrent liabilities in our consolidated balance sheet during the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014

Balance at January 1, excluding interest and penalties	$3	$2	$54
Additions based on tax positions related to prior years	-	-	-
Reductions based on tax positions related to prior years	-	-	(16)
Settlements with taxing authorities	-	1	(36)
Balance at December 31, excluding interest and penalties	$3	$3	$2

Of the balances at both December 31, 2016 and 2015,  $3 million represents tax positions for which the uncertainty relates to the timing of recognition for tax purposes.  The disallowance of such positions would not affect the effective tax rate, but would accelerate the payment of cash under the tax sharing agreement to an earlier period.

Noncurrent liabilities included no accrued interest related to uncertain tax positions at December 31, 2016 and 2015.  There were no amounts recorded related to interest and penalties in the year ended December 31, 2016 and 2015 and benefits of $1 million for the year ended December 31, 2014 (amount is after tax).  The federal income tax benefit on the interest accrued on uncertain tax positions is recorded as liability in lieu of deferred income taxes.

5.    REGULATORY ASSETS AND LIABILITIES

Recognition of regulatory assets and liabilities and the amortization periods over which they are expected to be recovered or refunded through rate regulation reflect the decisions of the PUCT.  Components of our regulatory assets and liabilities are provided in the table below.  Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period at	Carrying Amount At
	December 31, 2016	December 31, 2016	December 31, 2015

Regulatory assets:
Generation-related regulatory assets securitized by transition bonds (a)(d)	-	$-	$31
Employee retirement costs being amortized	3 years	23	38
Unrecovered employee retirement costs incurred since the last rate review period (b)	To be determined	327	291
Employee retirement liability (a)(b)(c)	To be determined	849	853
Self-insurance reserve (primarily storm recovery costs) being amortized	3 years	64	95
Unrecovered self-insurance reserve incurred since the last rate review period (b)	To be determined	367	332
Securities reacquisition costs (post-industry restructure)	Lives of related debt	13	9
Recoverable amounts in lieu of deferred income taxes	Life of related asset or liability	2	12
Deferred conventional meter and metering facilities depreciation	Largely 4 years	78	100
Under-recovered AMS costs	To be determined	205	164
Energy efficiency performance bonus (a)	1 year or less	10	10
Other regulatory assets	Various	36	23
Total regulatory assets		1,974	1,958

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	819	686
Investment tax credit and protected excess deferred taxes	Various	10	14
Over-collection of transition bond revenues (a)(d)	-	-	29
Over-recovered wholesale transmission service expense (a)	1 year or less	10	24
Other regulatory liabilities	Various	17	11
Total regulatory liabilities		856	764
Net regulatory asset (e)		$1,118	$1,194

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(c)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(d)

Bondco net regulatory liabilities at December 31, 2016 were zero.  Bondco net regulatory assets of $10 million at December 31, 2015 consisted of $31 million included in generation-related regulatory assets net of the regulatory liability for over-collection of transition bond revenues of $21 million (excludes $8 million of over-collections related to transition bonds assumed by Oncor for final settlement).

(e)	For year-end 2016, regulatory assets and liabilities are presented gross on the balance sheet.

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

In September 2008, the PUCT approved a settlement for us to recover our estimated future investment for advanced metering deployment.  We began billing the AMS surcharge in the January 2009 billing month cycle.  The surcharge is expected to total $1.023 billion over the 11-year recovery period and includes a cost recovery factor of $2.19 per month per residential retail customer and $2.39 to $5.15 per month for non-residential retail customers.  We account for the difference between the surcharge billings for advanced metering facilities and the allowable revenues under the surcharge provisions, which are based on expenditures and an allowed return, as a regulatory asset or liability.  Such differences arise principally as a result of timing of expenditures or cost increases.  As indicated in the table above, the regulatory asset at December 31, 2016 and 2015 totaled $205 million and $164 million, respectively.

As a result of acquisition accounting, in 2007 the carrying value of certain generation-related regulatory assets securitized by transition bonds, which have been reviewed and approved by the PUCT for recovery but without earning a rate of return, was reduced by $213 million.  This amount was being accreted to other income over the recovery period that was remaining at October 10, 2007 (approximately nine years) which ended in 2016.

6.    BORROWINGS UNDER CREDIT FACILITIES

At December 31, 2016, we had a $2.0 billion secured revolving credit facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances.  In October 2016, we exercised the second of two one-year extensions available to us and extended the term of the revolving credit facility to October 2018.  The terms of the revolving credit facility allow us to request an increase in our borrowing capacity of $100 million in the aggregate provided certain conditions are met, including lender approval.

Borrowings under the revolving credit facility are classified as short-term on the balance sheet and are secured equally and ratably with all of our other secured indebtedness by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.

At December 31, 2016, we had outstanding borrowings under the revolving credit facility totaling $789 million with an interest rate of 1.72% and outstanding letters of credit totaling $7 million.  At December 31, 2015, we had outstanding borrowings under the revolving credit facility totaling $840 million with an interest rate of 1.48% and outstanding letters of credit totaling $7 million.

Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  At December 31, 2016, all outstanding borrowings bore interest at LIBOR plus 1.00%.  Amounts borrowed under the facility, once repaid, can be borrowed again from time to time.

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.100% to 0.275% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the revolving credit facility.  Letter of credit fees on the stated amount of letters of credit issued under the revolving credit facility are payable to the lenders quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR.  Customary fronting and administrative fees are also payable to letter of credit fronting banks.  At December 31, 2016, letters of credit bore interest at 1.20%, and a commitment fee (at a rate of 0.10% per annum) was payable on the unfunded commitments under the facility, each based on our current credit ratings.

Under the terms of our revolving credit facility, the commitments of the lenders to make loans to us are several and not joint.  Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

Subject to the limitations described below, borrowing capacity available under the credit facility at December 31, 2016 and 2015 was $1.204 billion and $1.153 billion, respectively.  Generally, our indentures and revolving credit facility limit the incurrence of other secured indebtedness except for indebtedness secured equally and ratably with the indentures and revolving credit facility and certain permitted exceptions.  As described further in Note 7, the Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust.  At December 31, 2016, the available borrowing capacity of the revolving credit facility could be fully drawn.

The revolving credit facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring additional liens; entering into mergers and consolidations; and sales of substantial assets.  In addition, the revolving credit facility requires that we maintain a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.  For purposes of the ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with GAAP).  The debt calculation excludes any transition bonds issued by Bondco, but includes any unamortized fair value discount related to Bondco.  Capitalization is calculated as membership interests determined in accordance with GAAP plus indebtedness described above.  At December 31, 2016, we were in compliance with this covenant with a debt-to-capitalization ratio of 0.47 to 1.00 and with all other covenants.

7.    LONG-TERM DEBT

At December 31, 2016 and 2015, our long-term debt consisted of the following:

	December 31,
	2016	2015

Oncor (a):
5.000% Fixed Senior Notes due September 30, 2017	$324	$324
6.800% Fixed Senior Notes due September 1, 2018	550	550
2.150% Fixed Senior Notes due June 1, 2019	250	250
5.750% Fixed Senior Notes due September 30, 2020	126	126
4.100% Fixed Senior Notes due June 1, 2022	400	400
7.000% Fixed Debentures due September 1, 2022	800	800
2.950% Fixed Senior Notes due April 1, 2025	350	350
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
4.550% Fixed Senior Notes due December 1, 2041	400	400
5.300% Fixed Senior Notes due June 1, 2042	500	500
3.750% Fixed Senior Notes due April 1, 2045	550	375
Unamortized discount and debt issuance costs	(36)	(54)
Less amount due currently	(324)	-
Long-term debt, less amounts due currently — Oncor	5,515	5,646

Bondco (b):
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	-	41
Total	-	41
Less amount due currently		(41)
Long-term debt, less amounts due currently — Bondco	-	-
Total long-term debt, less amounts due currently	$5,515	$5,646

__________

(a)Secured by first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.

(b)The transition bonds were nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt-Related Activity in 2016

Debt Repayments

Repayments of long-term debt in 2016 totaled $41 million, representing the final transition bond principal payment at the scheduled maturity date.

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

The Additional 2045 Notes were issued in a private placement.  In January 2017, we completed an offering with the holders of the Additional 2045 Notes to exchange their respective Additional 2045 Notes for notes that have terms identical in all material respects to the Additional 2045 Notes (Exchange Notes), except that the Exchange Notes do not contain terms with respect to transfer restrictions, registration rights and payment of additional interest for failure to observe certain obligations in a certain registration rights agreement.  The Exchange Notes were registered on a Form S-4, which was declared effective in December 2016.

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

Deed of Trust

Our secured indebtedness, including the revolving credit facility described in Note 6, is secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At December 31, 2016, the amount of available bond credits was approximately $2.625 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $1.739 billion.

Maturities

Long-term debt maturities at December 31, 2016, are as follows:

Year	Amount
2017	$324
2018	550
2019	250
2020	126
2021	-
Thereafter	4,625
Unamortized discount and debt issuance costs	(36)
Total	$5,839

Fair Value of Long-Term Debt

At December 31, 2016 and 2015, the estimated fair value of our long-term debt (including current maturities) totaled $6.751 billion and $6.287 billion, respectively, and the carrying amount totaled $5.839 billion and $5.687 billion, respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

8.    COMMITMENTS AND CONTINGENCIES

EFH Bankruptcy Proceedings

On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries that are members of the Texas Holdings Group, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  See Notes 2 and 12 for a discussion of the potential impacts on us as a result of the EFH Bankruptcy Proceedings and our related-party transactions involving members of the Texas Holdings Group, respectively.

Leases

At December 31, 2016, our future minimum lease payments under operating leases (with initial or remaining noncancelable lease terms in excess of one year) were as follows:

Year	Amount
2017	$6
2018	1
2019	1
2020	-
2021	-
Thereafter	-
Total future minimum lease payments	$8

Rent charged to operation and maintenance expense totaled $9 million, $8 million and $9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Efficiency Spending

We are required to annually invest in programs designed to improve customer electricity demand efficiencies to satisfy ongoing regulatory requirements.  The 2017 requirement is $49 million which is recoverable in rates.

Legal/Regulatory Proceedings

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.  See Note 3 for additional information regarding contingencies.

Labor Contracts

At December 31, 2016, approximately 19% of our full time employees were represented by a labor union and covered by a collective bargaining agreement with an expiration date of October 25, 2017.

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

9.    MEMBERSHIP INTERESTS

Cash Distributions

Distributions are limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At December 31, 2016,  $103 million was available for distribution to our members as our regulatory capitalization ratio was 59.4% debt and 40.6% equity.  The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt including capital leases plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  The debt calculation excludes any transition bonds issued by Bondco.  Equity is calculated as membership interests determined in accordance with GAAP, excluding the effects of acquisition accounting (which included recording the initial goodwill and fair value adjustments and subsequent related impairments and amortization).

During 2016,  our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
October 26, 2016	October 27, 2016	$41
July 27, 2016	August 11, 2016	$68
April 27, 2016	May 11, 2016	$65
February 24, 2016	February 25, 2016	$56

During 2015, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
December 9, 2015	December 11, 2015	$18
October 27, 2015	November 9, 2015	$135
July 29, 2015	August 10, 2015	$118
April 29, 2015	May 15, 2015	$65
February 25, 2015	February 26, 2015	$100

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014.

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2015	$(22)	$(91)	$(113)
Defined benefit pension plans (net of tax)	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	2	-	2
Balance at December 31, 2016	$(20)	$(91)	$(111)

Balance at December 31, 2014	$(24)	$(83)	$(107)
Defined benefit pension plans (net of tax)	-	(8)	(8)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	2	-	2
Balance at December 31, 2015	$(22)	$(91)	$(113)

Balance at December 31, 2013	$(26)	$(22)	$(48)
Defined benefit pension plans (net of tax)	-	(61)	(61)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	2	-	2
Balance at December 31, 2014	$(24)	$(83)	$(107)

10.    PENSION AND OPEB PLANS

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

We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service.  Amounts deferred are ultimately subject to regulatory approval.  At December 31, 2016 and 2015, we had recorded regulatory assets totaling $1.199 billion and $1.182 billion, respectively, related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income.

We have also assumed primary responsibility for pension benefits of a closed group of retired and terminated vested plan participants not related to our regulated utility business (non-recoverable service) in a 2012 transaction. Any retirement costs associated with non-recoverable service is not recoverable through rates.

Pension Plans

We sponsor the Oncor Retirement Plan and also have liabilities under the Vistra Retirement Plan (formerly EFH Retirement Plan), both of which are qualified pension plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code), and are subject to the provisions of ERISA.  Employees do not contribute to either plan.  These pension plans provide benefits to participants under one of two formulas: (i) a Cash Balance Formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits or (ii) a Traditional Retirement Plan Formula based on years of service and the average earnings of the three years of highest earnings.  The interest component of the Cash Balance Formula is variable and is determined using the yield on 30-year Treasury bonds.  Under the Cash Balance Formula, future increases in earnings will not apply to prior service costs.

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

In April 2014, we entered into an agreement with EFH Corp.  (subsequently assigned to Vistra) in which we agreed to transfer to the Oncor OPEB Plan effective July 1, 2014, the assets and liabilities related to our eligible current and future retirees as well as certain eligible retirees of EFH Corp. whose employment included service with both Oncor (or a predecessor regulated electric business) and a non-regulated business of EFH Corp.  Pursuant to the agreement, Vistra will retain its portion of the liability for retiree benefits related to those retirees.  Since the Oncor OPEB Plan offered identical coverages as the EFH OPEB Plan and we and Vistra retained the same responsibility for participants as before, there was no financial impact as a result of the transfer other than from a remeasurement of the Oncor OPEB Plan’s asset values and obligations.  As we are not responsible for Vistra’s portion of the Oncor OPEB Plan’s unfunded liability totaling $85 million as of December 31, 2016, that amount is not reported on our balance sheet.

Pension and OPEB Costs Recognized as Expense

Pension and OPEB amounts provided herein include amounts related only to our portion of the various plans based on actuarial computations and reflect our employee and retiree demographics as described above.  Our net costs related to pension and OPEB plans for the years ended December 31, 2016, 2015 and 2014 were comprised of the following:

	Year Ended December 31,
	2016	2015	2014

Pension costs	$76	$104	$58
OPEB costs	62	53	48
Total benefit costs	138	157	106
Less amounts recognized principally as property or a regulatory asset	(100)	(113)	(69)
Net amounts recognized as expense	$38	$44	$37

The calculated value method is used to determine the market-related value of the assets held in the trust for purposes of calculating our pension costs.  Realized and unrealized gains or losses in the market-related value of assets are included over a rolling four-year period.  Each year, 25% of such gains and losses for the current year and for each of the preceding three years is included in the market-related value.  Each year, the market-related value of assets is increased for contributions to the plan and investment income and is decreased for benefit payments and expenses for that year.

The fair value method is used to determine the market-related value of the assets held in the trust for purposes of calculating OPEB cost.

Detailed Information Regarding Pension and OPEB Benefits

The following pension and OPEB information is based on December 31, 2016, 2015 and 2014 measurement dates:

	Pension Plans			OPEB Plan
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014

Assumptions Used to Determine Net Periodic Pension and OPEB Costs:
Discount rate (a)	4.30%	3.96%	4.74%	4.60%	4.23%	4.98%
Expected return on plan assets	5.54%	5.26%	6.47%	6.30%	6.65%	7.05%
Rate of compensation increase	3.29%	3.29%	3.94%	-	-	-

Components of Net Pension and OPEB Costs:
Service cost	$23	$25	$23	$7	$7	$6
Interest cost	134	131	132	49	43	44
Expected return on assets	(122)	(115)	(136)	(9)	(10)	(12)
Amortization of prior service cost (credit)	-	-	-	(20)	(20)	(20)
Amortization of net loss	41	63	39	35	33	30
Net periodic pension and OPEB costs	$76	$104	$58	$62	$53	$48

Other Changes in Plan Assets and Benefit Obligations Recognized as Regulatory Assets or in Other Comprehensive Income:
Net loss (gain)	$41	$37	$388	$10	$39	$128
Amortization of net loss	(41)	(63)	(39)	(35)	(33)	(30)
Amortization of prior service (cost) credit	-	-	-	20	20	20
Total recognized as regulatory assets or other comprehensive income	-	(26)	349	(5)	26	118
Total recognized in net periodic pension and OPEB costs and as regulatory assets or other comprehensive income	$76	$78	$407	$57	$79	$166

_______________

(a)As a result of the transfer of OPEB plan assets and liabilities from the EFH OPEB Plan to the Oncor OPEB Plan discussed above, the discount rate reflected in OPEB costs for January through June 2014 was 4.98% and for July through December 2014 was 4.39%.

	Pension Plans			OPEB Plan
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014

Assumptions Used to Determine Benefit Obligations at Period End:
Discount rate	4.05%	4.30%	3.96%	4.35%	4.60%	4.23%
Rate of compensation increase	3.33%	3.29%	3.29%	-	-	-

	Pension Plans		OPEB Plan
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$3,201	$3,379	$1,088	$1,054
Service cost	23	25	7	7
Interest cost	134	131	49	43
Participant contributions	-	-	17	15
Assumption of liabilities	-	-	7	-
Actuarial (gain) loss	106	(181)	10	25
Benefits paid	(157)	(153)	(62)	(56)
Projected benefit obligation at end of year	$3,307	$3,201	$1,116	$1,088
Accumulated benefit obligation at end of year	$3,213	$3,100	$-	$-

Change in Plan Assets:
Fair value of assets at beginning of year	$2,252	$2,454	$141	$161
Actual return (loss) on assets	188	(103)	9	(4)
Employer contributions	4	54	31	25
Assets related to assumed liabilities	-	-	7	-
Participant contributions	-	-	17	15
Benefits paid	(157)	(153)	(62)	(56)
Fair value of assets at end of year	$2,287	$2,252	$143	$141

Funded Status:
Projected benefit obligation at end of year	$(3,307)	$(3,201)	$(1,116)	$(1,088)
Fair value of assets at end of year	2,287	2,252	143	141
Funded status at end of year	$(1,020)	$(949)	$(973)	$(947)

	Pension Plans		OPEB Plan
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015

Amounts Recognized in the Balance Sheet Consist of:
Liabilities:
Other current liabilities	$(4)	$(4)	$-	$-
Other noncurrent liabilities	(1,016)	(945)	(973)	(947)
Net liability recognized	$(1,020)	$(949)	$(973)	$(947)
Regulatory assets:
Net loss	$583	$583	$296	$320
Prior service cost (credit)	-	-	(30)	(50)
Net regulatory asset recognized	$583	$583	$266	$270
Accumulated other comprehensive net loss	$136	$136	$4	$4

The following tables provide information regarding the assumed health care cost trend rates.

	Year Ended December 31,
	2016	2015

Assumed Health Care Cost Trend Rates – Not Medicare Eligible:
Health care cost trend rate assumed for next year	5.80%	6.00%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2024

Assumed Health Care Cost Trend Rates – Medicare Eligible:
Health care cost trend rate assumed for next year	5.70%	5.80%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2024
	1-Percentage Point Increase	1-Percentage Point Decrease

Sensitivity Analysis of Assumed Health Care Cost Trend Rates:
Effect on accumulated postretirement obligation	$152	$(125)
Effect on postretirement benefits cost	8	(7)

The following table provides information regarding pension plans with projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of the fair value of plan assets.

	At December 31,
	2016	2015

Pension Plan with PBO and ABO in Excess of Plan Assets:
Projected benefit obligations	$3,137	$3,035
Accumulated benefit obligations	3,051	2,944
Plan assets	2,112	2,085

Pension and OPEB Plans Investment Strategy and Asset Allocations

Our investment objective for the retirement plans is to invest in a suitable mix of assets to meet the future benefit obligations at an acceptable level of risk, while minimizing the volatility of contributions.  Equity securities are held to achieve returns in excess of passive indexes by participating in a wide range of investment opportunities.  International equity,  real estate securities and credit strategies (high yield bonds, emerging market debt and bank loans) are used to further diversify the equity portfolio.  International equity securities may include investments in both developed and emerging international markets.  Fixed income securities include primarily corporate bonds from a diversified range of companies, U.S. Treasuries and agency securities and money market instruments.  Our investment strategy for fixed income investments is to maintain a high grade portfolio of securities, which assists us in managing the volatility and magnitude of plan contributions and expense while maintaining sufficient cash and short-term investments to pay near-term benefits and expenses.

The Oncor Retirement Plan’s investments are managed in two pools: one pool associated with the recoverable service portion of plan obligations related to Oncor’s regulated utility business, and a second pool associated with the non-recoverable service portion of plan obligations not related to Oncor’s regulated utility business.  Each pool is invested in a broadly diversified portfolio as shown below.  The second pool represents about 34% of total investments at December 31, 2016.

The target asset allocation ranges of the pension plans investments by asset category are as follows:

Target Allocation Ranges
Asset Category	Recoverable	Nonrecoverable

International equities	14% - 18%	5% - 9%
U.S. equities	17% - 21%	6% - 10%
Real estate	4% - 5%	-
Credit strategies	6% - 8%	4% - 6%
Fixed income	48% - 60%	76% - 84%

Our investment objective for the OPEB plan primarily follows the objectives of the pension plans discussed above, while maintaining sufficient cash and short-term investments to pay near-term benefits and expenses.  The actual amounts at December 31, 2016 provided below are consistent with the asset allocation targets.

Fair Value Measurement of Pension Plans Assets

At December 31, 2016 and 2015, pension plans assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2016
	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$-	$14	$-	$14
Equity securities:
U.S.	193	3	-	196
International	225	-	-	225
Fixed income securities:
Corporate bonds (a)	-	1,089	-	1,089
U.S. Treasuries	-	223	-	223
Other (b)	-	40	-	40
Real estate	-	-	5	5
Total assets in the fair value hierarchy	$418	$1,369	$5	1,792
Total assets measured at net asset value (c)				495
Total fair value of plan assets				$2,287

	At December 31, 2015 (d)
	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$-	$21	$-	$21
Equity securities:
U.S.	201	8	-	209
International	255	1	-	256
Fixed income securities:
Corporate bonds (a)	-	1,098	-	1,098
U.S. Treasuries	-	189	-	189
Other (b)	-	46	-	46
Real estate	-	-	5	5
Total assets in the fair value hierarchy	$456	$1,363	$5	$1,824
Total assets measured at net asset value (c)				428
Total fair value of plan assets				$2,252

_____________

(a)Substantially all corporate bonds are rated investment grade by a major ratings agency such as Moody’s.

(b)Other consists primarily of municipal bonds, emerging market debt, bank loans and fixed income derivative instruments.

(c)Fair value was measured using the net asset value (NAV) per share as a practical expedient as the investments did not have a readily determinable fair value and are not required to be classified in the fair value hierarchy.  The NAV fair value amounts presented here are intended to permit a reconciliation to the total fair value of plan assets.

(d)2015 presentation has been revised to reflect the application of ASU 2015-07 consistent with 2016 (see Note 1).

There was no significant change in the fair value of Level 3 assets in the periods presented.

Fair Value Measurement of OPEB Plan Assets

At December 31, 2016 and 2015, OPEB plan assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2016
	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$2	$-	$-	$2
Equity securities:
U.S.	41	-	-	41
International	28	-	-	28
Fixed income securities:
Corporate bonds (a)	-	28	-	28
U.S. Treasuries	-	2	-	2
Other (b)	28	-	-	28
Total assets in the fair value hierarchy	$99	$30	$-	129
Total assets measured at net asset value (c)				14
Total fair value of plan assets				$143

	At December 31, 2015 (d)
	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$4	$1	$-	$5
Equity securities:
U.S.	39	-	-	39
International	25	-	-	25
Fixed income securities:
Corporate bonds (a)	-	29	-	29
U.S. Treasuries	-	1	-	1
Other (b)	35	1	-	36
Total assets in the fair value hierarchy	$103	$32	$-	135
Total assets measured at net asset value (c)				6
Total fair value of plan assets				$141

_____________

(a)Substantially all corporate bonds are rated investment grade by a major ratings agency such as Moody’s.

(b)Other consists primarily of diversified bond mutual funds.

(c)Fair value was measured using the net asset value (NAV) per share as a practical expedient as the investments did not have a readily determinable fair value and are not required to be classified in the fair value hierarchy. The NAV fair value amounts presented here are intended to permit a reconciliation to the total fair value of plan assets.

(d)2015 presentation  has been revised to reflect the application of ASU 2015-07 consistent with 2016 (see Note 1).

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

Pension Plans		OPEB Plan
Asset Class	Expected Long-Term Rate of Return	Asset Class	Expected Long-Term Rate of Return

International equity securities	6.98%	401(h) accounts	6.60%
U.S. equity securities	6.40%	Life insurance VEBA	6.01%
Real estate	5.00%	Union VEBA	6.01%
Credit strategies	5.22%	Non-union VEBA	2.20%
Fixed income securities	4.50%	Weighted average	6.10%
Weighted average (a)	5.46%

_____________

(a)The 2017 expected long-term rate of return for the nonregulated portion of the Oncor Retirement Plan is 4.62% and 5.13% for Oncor's portion of the Vistra Retirement Plan.

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

Assumed Discount Rate

For the Oncor retirement plans at December 31, 2016, we selected the assumed discount rate using the Aon Hewitt AA-AAA Bond Universe yield curve, which is based on corporate bond yields and at December 31, 2016 consisted of  1,217 corporate bonds with an average rating of AA and AAA using Moody’s, S&P and Fitch ratings.  For the Oncor OPEB Plan at December 31, 2016, we selected the assumed discount rate using the Aon Hewitt AA Above Median yield curve, which is based on corporate bond yields and at December 31, 2016 consisted of 489 corporate bonds with an average rating of AA using Moody’s, S&P and Fitch ratings.

Amortization in 2017

In 2017, amortization of the net actuarial loss and prior service credit for the defined benefit pension plans from regulatory assets and other comprehensive income into net periodic benefit cost is expected to be $46 million and zero, respectively.  Amortization of the net actuarial loss and prior service credit for the OPEB plan from regulatory assets into net periodic benefit cost is expected to be $32 million and a $20 million credit, respectively.

Pension and OPEB Plans Cash Contributions

Our contributions to the benefit plans were as follows:

	Year Ended December 31,
	2016	2015	2014

Pension plans contributions	$4	$54	$68
OPEB plan contributions	31	25	18
Total contributions	$35	$79	$86

Our funding for the pension plans and the Oncor OPEB Plan is expected to total $149 million and $31 million, respectively in 2017 and approximately $586 million and $153 million, respectively, in the 2017 to 2021 period.

Future Benefit Payments

Estimated future benefit payments to participants are as follows:

	2017	2018	2019	2020	2021	2022-26

Pension plans	$173	$179	$184	$190	$195	$1,032
OPEB plan	$52	$55	$57	$60	$63	$338

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

Until December 31, 2014, the thrift plan in which our eligible employees were able to participate was sponsored by EFH Corp. (EFH Thrift Plan).  Our contribution to the EFH Thrift Plan totaled $13 million for the year ended December 31, 2014.  Effective January 1, 2015, the accounts of Oncor participants were transferred from the EFH Thrift Plan to an Oncor-sponsored spin-off of the EFH Thrift Plan (Oncor Thrift Plan).  Our contributions to the Oncor Thrift Plan totaled $15 million and $14 million for the year ended December 31, 2016 and 2015, respectively.  Our matching contributions are the same under the Oncor Thrift Plan as they were under the EFH Thrift Plan at the time of the transfer.  Since the Oncor Thrift Plan offers identical benefits to our employees, transfer to the Oncor Thrift Plan did not have an impact on our results of operations, financial condition or cash flows.

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

In November 2012, we accepted the early exercise of all outstanding SARs (both vested and unvested) issued to date pursuant to both SARs Plans.    As part of the 2012 early exercise of SARs we began accruing interest on dividends declared with respect to the SARs.  Under both SARs plans, dividends that were paid in respect of Oncor membership interests while the SARs were outstanding were credited to the SARs holder’s account as if the SARs were units, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency, a change in control, or the occurrence of an event triggering SAR exercisability pursuant to Section 5(c)(ii) of the SARs Plan.  As a result, at December 31, 2016, we have recorded a liability of approximately $11 million relating to SARS dividend accruals.   For accounting purposes, the liability is discounted based on an employee’s or director’s expected retirement date. We recognized approximately $1 million in accretion and interest with respect to such dividends in each of the years 2016, 2015 and 2014.

12.   RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions and related matters.  See Note 2 for additional information regarding related-party contingencies resulting from the EFH Bankruptcy Proceedings and information regarding the Vistra Spin-Off.  As a result of the Vistra Spin-Off, Vistra and its subsidiaries, including Luminant and TXU Energy, ceased to be related parties as of October 3, 2016.

•

We recorded revenue from TCEH, principally for electricity delivery fees, which totaled $715 million for the period January 1, 2016 through October 2, 2016 and $955 million and $971 million for the years ended December 31, 2015 and 2014, respectively.  The fees are based on rates regulated by the PUCT that apply to all REPs.

Trade accounts and other receivables from EFH Corp. affiliates – net reported on our balance sheet, primarily consisting of trade receivables from TCEH related to these electricity delivery fees, are as follows:

At December 31,
2015

Trade accounts and other receivables from affiliates	$120
Trade accounts and other payables to affiliates	(2)
Trade accounts and other receivables from affiliates – net	$118

Trade accounts and other receivables from affiliates at December 31, 2016 was zero as a result of the Vistra Spin-Off.

•

EFH Corp. subsidiaries charge us for certain administrative services at cost.  Our payments to EFH Corp. subsidiaries for administrative services, which are primarily reported in operation and maintenance expenses, totaled $1 million, $17 million and $32 million for the years ended December 31, 2016, 2015 and 2014, respectively.  We also charge each other for shared facilities at cost.  Our payments to EFH Corp. subsidiaries for shared facilities totaled $3 million for the year ended December 31, 2016 and $4 million for each of the years ended December 31, 2015 and 2014, respectively.  Payments we received from EFH Corp. subsidiaries related to shared facilities, totaled $1 million for the year ended December 31, 2016 and $2 million for each of the years ended December 31, 2015 and 2014.

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

•

We are not a member of EFH Corp.’s consolidated tax group, but EFH Corp.’s consolidated federal income tax return includes EFH Corp.’s portion of our results due to EFH Corp.’s equity ownership in us.  Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., we are generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return.  For periods prior to the tax sharing agreement (entered into in October 2007 and amended and restated in November 2008), we are responsible for our share of redetermined tax liability for the EFH Corp. consolidated tax group.  EFH Corp. also includes our results in its consolidated Texas margin tax payments, which we account for as income taxes and calculate as if we were filing our own return.  See discussion in Note 1 under “Provision in Lieu of Income Taxes.”  Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members.    In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Amounts payable to (receivable from) members related to income taxes under the agreement and reported on our balance sheet consisted of the following:

	At December 31, 2016			At December 31, 2015
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes receivable	$(62)	$(18)	$(80)	$(109)	$(27)	$(136)
Texas margin taxes payable	20	-	20	20	-	20
Net payable (receivable)	$(42)	$(18)	$(60)	$(89)	$(27)	$(116)

Cash payments made to (received from) members related to income taxes consisted of the following:

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	EFH Corp.	Texas Transm.	Total	EFH Corp.	Texas Transm.	Total	EFH Corp.	Texas Transm.	Total

Federal income taxes	$-	$-	$-	$108	$27	$135	$215	$54	$269
Texas margin taxes	20	-	20	24	-	24	22	-	22
Total payments (receipts)	$20	$-	$20	$132	$27	$159	$237	$54	$291

______________

•

Our PUCT-approved tariffs include requirements to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Bondco.  Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH was required to post collateral support in an amount equal to estimated transition charges over specified time periods.  Accordingly, at December 31, 2015, TCEH had posted letters of credit in the amount of $6 million for our benefit.    No letters of credit were posted at December 31, 2016 since the transition bonds were paid in full in May 2016.

•

Related parties of the Sponsor Group have (1) sold, acquired or participated in the offerings of our debt or debt securities in open market transactions or through loan syndications, and (2) performed various financial advisory, dealer, commercial banking and investment banking services for us and certain of our affiliates for which they have received or will receive customary fees and expenses, and may from time to time in the future participate in any of the items in (1) and (2) above.  Also, as of March 2015, 16.6% of the equity in an existing vendor of the company was acquired by a member of the Sponsor Group.    During 2016 and 2015, this vendor performed transmission and distribution system construction and maintenance services for us.    Cash payments were made for such services to this vendor totaling $188 million for 2016, of which approximately $180 million was capitalized and $8 million recorded as an operation and maintenance expense, and $128 million for the period April through December 2015, of which approximately $121 million was capitalized and $7 million recorded as an operation and maintenance expense.   At December 31, 2016 and 2015, we had outstanding trade payables to this vendor of $5 million and $3 million, respectively.

See Notes 1, 4,  9 and 10 for information regarding the tax sharing agreement, distributions to members and our participation in previous EFH Corp. pension and OPEB plans.

13.   SUPPLEMENTARY FINANCIAL INFORMATION

Variable Interest Entities

Through December 29, 2016, we  were the primary beneficiary and consolidated a former wholly-owned VIE, Bondco, which was organized for the limited purpose of issuing specific transition bonds and purchasing and owning transition property acquired from us that was pledged as collateral to secure the bonds.  We acted as the servicer for this entity to collect transition charges authorized by the PUCT.  These funds were remitted to the trustee and used for interest and principal payments on the transition bonds and related costs.  Bondco was dissolved effective December 29, 2016.

Bondco had issued an aggregate $1.3 billion principal amount of transition bonds during 2003 and 2004.  The 2003 Series transition bonds matured and were paid in full in 2015 and the 2004 Series transition bonds matured and were paid in full in May 2016.

The material assets and liabilities of Bondco are presented separately on the face of our Consolidated Balance Sheet because the assets were restricted and could only be used to settle the obligations of Bondco, and Bondco’s creditors did not have recourse to our general credit or assets.    We did not provide any financial support to Bondco during the years ended December 31, 2016 and 2015.

Major Customers

Revenues from subsidiaries of Vistra (formerly subsidiaries of TCEH) represented 23%,  25% and 25% of our total operating revenues for the years ended December 31, 2016, 2015 and 2014, respectively.  Revenues from REP subsidiaries of another nonaffiliated entity, collectively represented 17%,  17% and 16% of total operating revenues for each of the years ended December 31, 2016, 2015 and 2014, respectively.  No other customer represented 10% or more of our total operating revenues.

Other Income and Deductions
	Year Ended December 31,
	2016	2015	2014

Accretion of fair value adjustment (discount) to regulatory assets due to acquisition accounting	$1	$5	$12
Professional fees	(15)	(19)	(14)
Non-recoverable pension and OPEB (Note 9)	(2)	(9)	(1)
Interest income	2	-	3
Other	(1)	1	1
Total other income and (deductions) - net	$(15)	$(22)	$1

Interest Expense and Related Charges

	Year Ended December 31,
	2016	2015	2014

Interest	$341	$335	$355
Amortization of debt issuance costs and discounts	3	3	3
Less allowance for funds used during construction – capitalized interest portion	(8)	(5)	(5)
Total interest expense and related charges	$336	$333	$353

Restricted Cash

Restricted cash amounts reported on our balance sheet consisted of the following:

At December 31, 2015
Current Assets

Customer collections related to transition bonds used only to service debt and pay expenses	$22
Reserve for fees associated with transition bonds	10
Reserve for shortfalls of transition bond charges	6
Total restricted cash	$38

Restricted cash at December 31, 2016 was zero as a result of the maturity and payment in full of the 2004 Series transition bonds in May 2016.

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At December 31,
	2016	2015

Gross trade accounts and other receivables	$548	$509
Trade accounts and other receivables from TCEH (affiliated)	-	(118)
Allowance for uncollectible accounts	(3)	(3)
Trade accounts receivable from nonaffiliates – net	$545	$388

At December 31, 2016, REP subsidiaries of Vistra collectively represented approximately 15% of the nonaffiliated trade accounts receivable amount. Also, at December 31, 2016 and 2015, REP subsidiaries of another nonaffiliated entity collectively represented approximately 12% and 13%, respectively, of the nonaffiliated trade accounts receivable amount.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by nonaffiliated REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At December 31,
	2016	2015

Assets related to employee benefit plans, including employee savings programs	$98	$94
Land	2	3
Total investments and other property	$100	$97

The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans.  At December 31, 2016 and 2015, the face amount of these policies totaled $153 million and $155 million, respectively, and the net cash surrender values (determined using a Level 2 valuation technique) totaled $76 million for each of the years ended December 31, 2016 and 2015. Changes in cash surrender value are netted against premiums paid.  Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/	At December 31,
	Avg. Life at December 31, 2016	2016	2015
Assets in service:
Distribution	3.9% / 25.5 years	$11,369	$10,861
Transmission	2.8% / 35.2 years	7,734	7,209
Other assets	9.0% / 11.1 years	1,131	1,002
Total		20,234	19,072
Less accumulated depreciation		6,836	6,479
Net of accumulated depreciation		13,398	12,593
Construction work in progress		416	416
Held for future use		15	15
Property, plant and equipment – net		$13,829	$13,024

Depreciation expense as a percent of average depreciable property approximated 3.5%,  3.6% and 3.6% for the years ended December 31, 2016, 2015 and 2014, respectively.

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet consisted of the following:

	At December 31, 2016			At December 31, 2015
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization included in property, plant and equipment:
Land easements	$491	$94	$397	$467	$91	$376
Capitalized software	470	326	144	435	269	166
Total	$961	$420	$541	$902	$360	$542

Aggregate amortization expense for intangible assets totaled $61 million,  $64 million and $58 million for each of the years ended December 31, 2016, 2015 and 2014, respectively.  At December 31, 2016, the weighted average remaining useful lives of capitalized land easements and software were 84 years and 3 years, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense

2017	$56
2018	50
2019	47
2020	46
2021	46

At both December 31, 2016 and 2015, goodwill totaling $4.1 billion was reported on our balance sheet.  None of this goodwill is being deducted for tax purposes.  See Note 1 regarding goodwill impairment assessment and testing.

Employee Benefit Obligations and Other

Employee benefit obligations and other reported on our balance sheet consisted of the following:

	At December 31,
	2016	2015

Retirement plans and other employee benefits	$2,092	$1,985
Uncertain tax positions (including accrued interest)	3	3
Amount payable related to income taxes	-	-
Investment tax credits	12	15
Other	61	60
Total other noncurrent liabilities and deferred credits	$2,168	$2,063

Supplemental Cash Flow Information

	Year Ended December 31,
	2016	2015	2014

Cash payments related to:
Interest	$336	$346	$356
Less capitalized interest	(8)	(5)	(5)
Interest payments (net of amounts capitalized)	$328	$341	$351
Amount in lieu of income taxes:
Federal	$-	$135	$269
State	20	43	22
Total amount in lieu of income taxes	$20	$178	$291
Noncash construction expenditures (a)	$122	$56	$82

______________

(a)Represents end-of-period accruals.

Quarterly Information (unaudited)

Results of operations by quarter for the years ended December 31, 2016 and 2015 are summarized below.  In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made.  Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors.

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenues	$943	$948	$1,071	$958
Operating income	169	196	250	162
Net income	81	110	163	77

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenues	$946	$938	$1,072	$922
Operating income	180	186	253	160
Net income	98	98	163	73

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at December 31, 2016.  Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.  There has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The management of Oncor Electric Delivery Company LLC performed an evaluation as of December 31, 2016 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control - Integrated Framework (2013). Based on the review performed, management believes that as of December 31, 2016 Oncor Electric Delivery Company LLC's internal control over financial reporting was effective.

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

March 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Dallas, Texas

We have audited the internal control over financial reporting of Oncor Electric Delivery Company LLC and subsidiary (the "Company") as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 9, 2017 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's ring-fencing measures.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 9, 2017

Item 9B.OTHER INFORMATION

None.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of our directors and information about them, as furnished by the directors themselves, are set forth below:

Name	Age	Business Experience and Qualifications
James R. Adams	77

James R. Adams has served as a director and Chairman of our board of directors since July 2015. Mr. Adams has served as a business consultant, business advisor and private investor since 1998. He previously served from 1996 to 1998 as the Chairman of Texas Instruments Incorporated, a NASDAQ-listed, global Fortune 500 semiconductor company. Prior to 1996, Mr. Adams had an extensive career in the telecommunications industry, serving in various leadership positions with SBC Communications (now AT&T Inc.) and its affiliates and predecessors from 1965 until his retirement in 1995, including serving as Group President of SBC Communications Inc. from 1993 to 1995, President and CEO of Southwestern Bell Telephone Company from 1989 to 1993, President of the Texas division of Southwestern Bell from 1984 to 1989, and Executive Vice President of AT&T Residence Business from 1981to 1984. Mr. Adams currently serves as a senior advisor to Texas Next Capital, a private equity partnership that invests in Texas businesses to drive economic growth in Texas. He also serves on the boards of directors of Oncor Holdings, TransPecos Financial Corp. and TransPecos Development Corp. and several non-profit organizations,  including serving as Chairman of University Health System, a county government- owned public district hospital for the San Antonio, Texas metropolitan area. He previously served as a board member of Texas Instruments Inc. from 1989 to 2010, and as a board member of Storage Tek Inc., Inet Inc., Prodigy Inc., Telefonos de Mexico, Republic Bank Corporation, and Interfirst Corporation.

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

Name	Age	Business Experience and Qualifications
Thomas M. Dunning (3)	74

Thomas M. Dunning has served as a member of our board of directors since October 2007 and in July 2010 was elected Lead Independent Director by our board of directors. Since his retirement in 2008 as Chairman of Lockton Dunning Benefits, a company specializing in the design and servicing of employee benefits, he has served as Chairman Emeritus. Mr. Dunning also served as Chairman and Chief Executive Officer of Lockton Dunning Benefit Company, its predecessor company, from 1998 to 2007 following the 1998 acquisition of Dunning Benefits Corporation by the Lockton Group of Companies. Mr. Dunning currently serves on the boards of directors of American Beacon Funds, Oncor Holdings, and a number of non-profit organizations. He is also a former Chairman of Dallas Fort Worth International Airport board and a former director of the Southwestern Medical Foundation.

We believe Mr. Dunning’s experience with employee benefit programs and his understanding of employee benefits as part of an overall employee compensation program is important to Oncor in his roles as a director and member of the Organization and Compensation Committee (O&C Committee). As member and former chair of the O&C Committee, overseeing the design and effectiveness of Oncor’s executive compensation programs, Mr. Dunning offers broad experience in understanding and addressing compensation-related issues and challenges. His past appointments by Texas Governors as Chairman of the Texas Water Development Board and a director on the boards of the Texas Department of Transportation, Texas Department of Human Services and Texas Department of Criminal Justice, as well as his past service as Chairman of the Dallas/Fort Worth International Airport board, add to the extensive experience and leadership skills Mr. Dunning provides to our board. His experience and familiarity with Texas government, combined with over 50 years of experience in business and strong record of civic involvement in Texas, are valuable to our Texas-based business.

Robert A. Estrada (1)	70

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

We believe Mr. Estrada’s skills and experience in the financial and legal sectors qualify him to serve as a director of Oncor and chair of the Audit Committee. We also believe his comprehensive understanding of financial, compliance and business matters pertinent to us and his experience in serving large clients and boards regarding these matters are significant assets to our board. Mr. Estrada also has over 30 years of legal experience as a securities attorney, giving him a familiarity with securities law issues and investor disclosure requirements relevant to our company.

Name	Age	Business Experience and Qualifications
Rhys Evenden (1)	43

Rhys Evenden has served as a member of our board of directors since October 2014. Mr. Evenden is the Head of Infrastructure – North America for GIC Private Ltd. (GIC).  Prior to rejoining GIC in January 2014, Mr. Evenden was a Principal at QIC Global Infrastructure. From March 2007 until December 2011, he served as a Senior Vice President at GIC Special Investments (GICSI).  Mr. Evenden joined GICSI from BAA Limited.  Mr. Evenden currently serves on the board of directors of Texas Transmission Holding Company, ITC Holdings and Bronco Holdings LLC.

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

Thomas D. Ferguson (3)	63

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

Printice L. Gary (1)	70

Printice L. Gary has served as a member of our board of directors since February 2014. Mr. Gary is the founding partner of, and since its founding in 1991 has served as the chief executive officer of, Carleton Residential Properties, a real estate firm engaged in investing, developing, general contracting and asset management of properties throughout Texas and the Southwest. His prior business experience includes serving as a Texas division partner for multi-family development with Trammel Crow Residential from 1985 to 1991 and serving as the president of Centex Corporation’s homebuilding and mortgage banking subsidiary, Fox & Jacobs Homes, from 1978 to 1985. Mr. Gary also served on the board of directors of the National Equity Fund, Inc., a Chicago-based nonprofit tax credit syndicator and asset manager from 2012 to 2016.  Mr. Gary currently serves on the board of directors of the Preservation of Affordable Housing Inc. (Boston, Massachusetts) and the board of directors of Oncor Holdings. Mr. Gary has served on the governing bodies of various state entities pursuant to appointments by the Governor(s) of Texas, including the board of directors of the University of Texas Investment Management Company, a $27 billion endowment fund, from 2009 until 2013, the University of Texas System Board of Regents from 2007 until 2013, where he was chairman of the facilities planning and construction committee, the University of Texas System Board for Lease of University Lands from 2008 to 2013, the Texas State Tax Reform Commission in 2003, and the North Texas Tollway Authority board of directors from 1996 to 2000.

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

Name	Age	Business Experience and Qualifications
William T. Hill, Jr. (2)	74

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

We believe Mr. Hill’s 50 years of experience with legal and compliance matters, along with his management of a large group of highly skilled professionals, have given him considerable knowledge concerning many matters that come before our board of directors. In addition, as District Attorney he developed judgment and decision-making abilities that assist him today in evaluating and making decisions on issues that face our board of directors. Mr. Hill has also served on several civic and charitable boards over the past 40 years, which has given him invaluable experience in corporate governance matters.

Timothy A. Mack (2)	64

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

Robert S. Shapard	61

Robert S. Shapard has served as our Chief Executive and a director since April 2007 and served as the Chairman of our board of directors from April 2007 to July 2015. Mr. Shapard joined EFH Corp.’s predecessor in October 2005 as a strategic advisor, helping implement and execute growth and development strategies for Oncor. Between March and October 2005, he served as Chief Financial Officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was Executive Vice President and Chief Financial Officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005. Before joining Exelon, he was executive vice president and chief financial officer of Ultramar Diamond Shamrock, a North American refining and marketing company, since 2000. Previously, from 1998 to 2000, Mr. Shapard was CEO and managing director of TXU Australia Pty. Ltd., a subsidiary of the former TXU Corp., which owned and operated electric generation, wholesale trading, retail, and electric and gas regulated utility businesses. Mr. Shapard has served since September 2013 as a member of the board of directors, chair of the finance committee and a member of the audit committee of Leidos Holdings, Inc. (formerly SAIC, Inc.), a New York Stock Exchange-listed provider of scientific, engineering and systems integration service. Mr. Shapard is also a director of Oncor Holdings.

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

Name	Age	Business Experience and Qualifications
Richard W. Wortham III (2) (3)	78

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

Kneeland Youngblood (1)	61

Kneeland Youngblood has served as a member of our board of directors since March 2015. Mr. Youngblood has served as a director of EFH Corp. since October 2007. He is a founding partner of Pharos Capital Group, a private equity firm that focuses on providing growth and expansion capital to businesses in business services and health care services. During the last five years, Mr. Youngblood served on the boards of Burger King Holdings, Inc., Gap Inc. and Starwood Hotels and Resorts Worldwide, Inc. He is a director of EFH Corp., EFIH, Oncor Holdings, Mallinckrodt public limited company, Reel FX, Inc. and a member of the Council on Foreign Relations. He is also a director of Pace Holdings Corp., a public Special Purpose Acquisition Company (SPAC).

Mr. Youngblood was appointed by the Sponsor Group as a member of our board of directors pursuant to the Sponsor Group’s right in the Limited Liability Company Agreement to designate two directors. Mr. Youngblood has served on numerous boards for large public companies, has extensive experience managing and advising companies in his capacity as a partner in a private equity firm (not affiliated with the Sponsor Group), is highly knowledgeable of federal and state political matters, and has served on the board of directors of the United States Enrichment Corporation, a company that contracts with the U.S. Department of Energy to produce enriched uranium for use in nuclear power plants. We believe his extensive business, financial, and management experience brings great value to our board of directors.

Name	Age	Business Experience and Qualifications
Steven J. Zucchet (2) (3)	51

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

Mr. Zucchet was appointed as a member of our board of directors by Texas Transmission pursuant to Texas Transmission’s right under the Limited Liability Company Agreement to designate two directors. Mr. Zucchet has extensive experience in the energy industry. Through Borealis, he serves on the board of directors for Bruce Power, an eight reactor nuclear site located in Ontario, Canada. His experience prior to joining Borealis also focused in the energy industry, serving as Chief Operating Officer of Enwave Energy Ltd. for seven years. Prior to joining Enwave Energy Ltd., he spent seven years with an international consulting firm where he worked primarily on transportation and energy related projects. We believe Mr. Zucchet’s experience in the energy industry gives him an important and valuable understanding of our business.

(1)	Member of Audit Committee.
(2)	Member of Nominating and Governance Committee.
(3)	Member of Organization & Compensation Committee.

Director Appointments

Pursuant to our Limited Liability Company Agreement, the Sponsor Group (through Oncor Holdings) has a right to designate two individuals to serve on our board of directors.  Mr. Ferguson, a managing director of Goldman, Sachs & Co., is a manager of the sole general partner of Texas Holdings and was designated to serve on our board of directors by the Sponsor Group.  In March 2015, Kneeland Youngblood was designated to serve on our board of directors by the Sponsor Group. Our Limited Liability Company Agreement also grants Texas Transmission the right to designate two individuals to serve on our board of directors.  Rhys Evenden, an officer of GIC and Steven J. Zucchet, an officer of Borealis, were each designated to serve on our board of directors by Texas Transmission.  Both GIC and Borealis are affiliates of Texas Transmission.  Directors appointed by the Sponsor Group and Texas Transmission are referred to as member directors.

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

Audit Committee

The Audit Committee is a separately-designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our Audit Committee is composed of Messrs. Estrada,

Evenden, Gary and Youngblood. Each of Messrs. Estrada and Gary is an “audit committee financial expert” as defined in Item 407(d)(5) of SEC Regulation S-K. Messrs. Estrada and Gary are independent directors under the standards set forth in our Limited Liability Company Agreement. Mr. Evenden is a member director appointed by Texas Transmission and Mr. Youngblood is a member director appointed by the Sponsor Group.

Executive Officers

The names of our executive officers and information about them, as furnished by the executive officers themselves, are set forth below:

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
Robert S. Shapard	61	Chief Executive and Director

Robert S. Shapard has served as our Chief Executive and a  director since April 2007 and served as the Chairman of our board of directors from April 2007 to July 2015. Mr. Shapard joined EFH Corp.’s predecessor in October 2005 as a strategic advisor, helping implement and execute growth and development strategies for Oncor. Between March and October 2005, he served as Chief Financial Officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was Executive Vice President and Chief Financial Officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005. Before joining Exelon, he was executive vice president and chief financial officer of Ultramar Diamond Shamrock, a North American refining and marketing company, since 2000. Previously, from 1998 to 2000, Mr. Shapard was CEO and managing director of TXU Australia Pty. Ltd., a subsidiary of the former TXU Corp., which owned and operated electric generation, wholesale trading, retail, and electric and gas regulated utility businesses. Mr. Shapard has served since September 2013 as a member of the board of directors, chair of the finance committee and a  member of the audit committee of Leidos Holdings, Inc. (formerly SAIC, Inc.), a New York Stock Exchange-listed provider of scientific, engineering and systems integration service. Mr. Shapard is also a director of Oncor Holdings.

Walter Mark Carpenter	64	Senior Vice President, T&D Operations

Walter Mark Carpenter has served as our Senior Vice President, T&D Operations since October 2011, and in such role is responsible for overseeing transmission grid management operations and Oncor’s interface with ERCOT. He also oversees the system’s distribution operation centers, as well as Oncor’s outage management system, the deployment of the advanced meter system and its integration into operations. From February 2010 until October 2011 he served as our Vice President and Chief Technology Officer, and from 2008 until February 2010 he served as our Vice President and Chief Information Officer. Mr. Carpenter has served EFH Corp’s predecessor and Oncor for 42 years and has held various field management and engineering management positions in transmission and distribution. Mr. Carpenter is a registered Professional Engineer in the State of Texas and is a member of the Institute of Electrical and Electronic Engineers (IEEE) Power System Relaying Committee and the Texas Society of Professional Engineers.

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
Don J. Clevenger	46	Senior Vice President, Strategic Planning

Don J. Clevenger has served as our Senior Vice President, Strategic Planning, since January 2013. From February 2010 through December 2012, he served as our Senior Vice President, External Affairs and before that, served as our Vice President, External Affairs from June 2008 until February 2010, Mr. Clevenger served as our Vice President, Legal and Corporate Secretary from December 2007 to June 2008. Between November 2005 and December 2007, Mr. Clevenger held a leadership position in our company with various legal and regulatory responsibilities. Prior to his transfer to Oncor in November 2005, he was Senior Counsel of the Business Services unit of EFH Corp. since April 2004. Mr. Clevenger was a partner in the law firm of Hunton & Williams LLP before he joined EFH Corp.’s predecessor. Mr. Clevenger is also a member of the board of directors of WIRES.

David M. Davis	59	Senior Vice President and Chief Financial Officer

David M. Davis has served as our Senior Vice President and Chief Financial Officer since February 2010. From July 2006 until February 2010, he served as Vice President and Chief Financial Officer. He joined Oncor in 2004 and has held a leadership position in the finance and financial planning function since that time. From 1991 to 2004, Mr. Davis served in various positions at EFH Corp.’s predecessor including roles in accounting, information technology and financial planning. Mr. Davis is also a certified public accountant.

Deborah L. Dennis	62	Senior Vice President, Human Resources & Corporate Affairs

Deborah L. Dennis has served as our Senior Vice President, Human Resources & Corporate Affairs since January 2013. Ms. Dennis has been employed with Oncor and its predecessors and affiliates for 38 years in a number of corporate and customer service functions, including 13 years as a Vice President, most recently serving as Vice President of Corporate Affairs from 2011 to December 2012, and Vice President - Dallas Customer Operations from 2007 to 2011. Ms. Dennis has extensive experience in human resources, customer service, supply chain, outsourcing management and corporate philanthropy.

James A. Greer	56	Senior Vice President and Chief Operating Officer

James A. Greer has served as our Senior Vice President and Chief Operating Officer since October 2011. From October 2007 until October 2011 he served as our Senior Vice President, Asset Management and Engineering and in such role was responsible for the development of strategies, policies and plans for optimizing the value and performance of electric delivery systems and related assets. From 2004 to 2007, Mr. Greer served a similar role as our Vice President. Since joining EFH Corp.’s predecessor in 1984, Mr. Greer has held a number of leadership positions within Oncor and EFH Corp. in such areas as engineering, operations and governmental relations. Mr. Greer is a registered Professional Engineer in the State of Texas.

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
Michael E. Guyton	58	Senior Vice President and Chief Customer Officer

Michael E. Guyton has served as our Senior Vice President since January 2013 and, as of July 2013, also our Chief Customer Officer. In his role as Senior Vice President and Chief Customer Officer, Mr. Guyton oversees activities including customer operations and service, community relations and economic development initiatives. Mr. Guyton has extensive experience in customer operations, having served in various customer operations positions with Oncor and its predecessors and affiliates for 39 years, including 16 years as a Vice President. Prior to assuming his current role, Mr. Guyton served as our Vice President of Customer Operations with responsibility for customer operations in the city of Fort Worth and Tarrant County since July 2006. Mr. Guyton also currently serves as chairman of the board of directors of Texas Health Harris Methodist Hospital in Ft. Worth and was appointed to the Small Business Assistance Advisory Task Force by the governor of Texas.

E. Allen Nye, Jr.	49	Senior Vice President, General Counsel & Secretary

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

Chief Executive Retirement and Transition

In October 2016, Mr. Shapard notified our board of directors of his intention to retire effective on the date on which the NEE Merger is consummated. Mr. Shapard is expected to remain on the board of directors of Oncor and serve as the Chairman of a newly constituted board of directors of Oncor following consummation of the NEE Merger. In connection with Mr. Shapard’s notification of his intent to retire, in October 2016 our board of directors appointed E. Allen Nye, Jr. to serve as our Chief Executive Officer effective on the consummation of the NEE Merger, subject to the consent of NEE as required by the NEE Letter Agreement. NEE consented to such appointment on October 29, 2016. For additional information regarding the NEE Merger, see Note 2 to Financial Statements.

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

Item 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Our board of directors has designated an Organization and Compensation Committee of the board of directors (O&C Committee) to establish and assess our executive compensation policies, which include participation in various employee benefit programs.  The O&C Committee met five times in 2016.

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

The O&C Committee conducts reviews of the level of individual compensation elements as well as total direct compensation for our executive officers, including the executive officers named in the Summary Compensation Table below (collectively with the CEO, the Named Executive Officers, and each, a Named Executive Officer) from time to time as it deems appropriate. The O&C Committee conducted such compensation reviews in the fourth quarter of 2016. In determining the total direct compensation of our executive officers, the O&C Committee considers the performance of the executives and a competitive market and peer group analysis of executive compensation provided by compensation consultants engaged by the O&C Committee.  The O&C Committee obtains the input of the CEO on the performance of executive officers reporting to the CEO.  The CEO assesses the performance of each executive reporting to him in light of the executive’s business unit and function and presents a performance evaluation and compensation recommendation for each of these individuals to the O&C Committee. The CEO also reviews and considers the competitive market analysis in making his recommendation.  The O&C Committee also evaluates the CEO’s performance.  The O&C Committee determines total compensation, including base salary, annual incentive awards and long-term incentive awards, for each of our executive officers as it deems appropriate.

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

•	Compensation plans should balance both short-term and long-term objectives; and
•	The overall compensation program should emphasize variable compensation elements that have a direct link to 97 company and individual performance.

Objectives of Compensation Philosophy

Our compensation philosophy is designed to meet the following objectives:

•	Attracting and retaining high performers;
•	Rewarding company and individual performance by providing compensation levels consistent with the level of contribution and degree of accountability;
•	Aligning performance measures with our goals and allocating a significant portion of the compensation to incentive compensation in order to drive the performance of our business;
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

Compensation Consultants

In October 2016, the O&C Committee engaged PricewaterhouseCoopers LLP, a compensation consultant, to advise and report to the O&C Committee on executive compensation issues, including competitive market analyses of our executive compensation and independent directors’ compensation.  PricewaterhouseCoopers and its affiliates also provide consulting and related services to Oncor with respect to human resources, tax, internal audit, industry intelligence, strategy formulation and other matters. Oncor purchases compensation surveys (both executive and non-executive) from Willis Towers Watson who provides consulting and other services to Oncor’s human resources department.

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

American Electric Power Co., Inc. Alliant Energy CenterPoint Energy, Inc.	El Paso Electric Co. Eversource Energy IdaCorp Inc.	Pepco Holdings, Inc. Pinnacle West Capital Corp. Portland General Electric Co.
Cleco Corp.	ITC Holdings Corp.	TECO Energy, Inc.
Consolidated Edison, Inc.	OGE Energy Corp.

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

In the second quarter of 2016, the O&C Committee reviewed the 2015 survey information again in order to assess executive compensation against the peer group, particularly in light of the first payouts under the Long-Term Incentive Plan. PricewaterhouseCoopers supplemented its previous report with a summary of peer group incentive compensation payouts. PricewaterhouseCoopers also provided a competitive market analysis of our executives’ compensation following the November 26, 2015 salary increases against the competitive market survey group. The second quarter 2016 competitive market analysis indicated that compensation for our executives generally remained below the 50th percentile of the competitive market survey group. The O&C Committee did not make any executive compensation changes as a result of the second quarter 2016 review.

2016 Survey

In the fourth quarter of 2016, the O&C Committee assessed total compensation of our executives against a number of companies in the transmission/distribution industry and fully integrated utilities using both survey data and peer group comparisons.  For purposes of the 2016 assessment, PricewaterhouseCoopers completed a competitive market analysis of executive compensation for the O&C Committee in October 2016. This analysis involved a review of U.S. energy utility industry compensation survey data using our projected 2016 annual revenues.  The survey data was compared to our executive compensation elements targeted at both the 50th and 75th percentiles with respect to base salary, target cash annual incentives, and long-term incentives, and the resulting target total cash compensation (base salary and target cash annual incentives) and total direct compensation (base salary, target cash annual incentives and long-term incentives). The survey data was aged from the reporting date to January 1, 2017, using an annual rate of 3.0%, which is the projected increase factor for 2016 for officers and executives based on the World at Work 2016 Salary Budget Survey.

In addition to the market data for utilities in the national marketplace, PricewaterhouseCoopers also provided publicly available data for a subset of these utilities, a peer group of transmission/distribution utility companies as well as fully integrated utility companies. Oncor’s size, based on revenues, is slightly above the 50th percentile of this peer group. PricewaterhouseCoopers provided information on total target direct compensation, base salary, annual incentive targets and long-term incentives with respect to the five highest paid executives at each of those companies, along with comparisons of each such executive to the comparable Oncor executive using regression analysis based on Oncor’s revenue size.  The primary peer group consisted of the same 14 companies used in PricewaterhouseCoopers’ 2015 study:

American Electric Power Co., Inc. Alliant Energy CenterPoint Energy, Inc.	El Paso Electric Co. Eversource Energy IdaCorp Inc.	Pepco Holdings, Inc. Pinnacle West Capital Corp. Portland General Electric Co.
Cleco Corp.	ITC Holdings Corp.	TECO Energy, Inc.
Consolidated Edison, Inc.	OGE Energy Corp.

The O&C Committee considered both peer group data and the competitive market survey data, along with individual performance and responsibilities, when determining total direct executive compensation, as well as each element of total direct compensation (base salary, annual incentives and long-term incentives).  The O&C Committee targeted total direct compensation, including target payouts under annual and long-term incentive awards, at approximately the 50th percentile of the competitive market survey group.  The 2016 competitive market analysis indicated that aggregate target total direct compensation of our executives was generally below the 50th percentile of the competitive market survey group. As a result of its review of the PricewaterhouseCoopers studies and each executive’s individual performance and responsibilities, the O&C Committee increased the base salaries of all Named Executive Officers, including our CEO, effective November 26, 2016.

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

In October 2016, the O&C Committee engaged PricewaterhouseCoopers to, among other things, prepare a competitive market analysis of our executive compensation.  As discussed above, the 2016 competitive market analysis indicated that aggregate target total direct compensation of our executives was generally below the 50th percentile of the competitive market survey group.  As a result of this study and after considering individual performance and responsibilities, the O&C Committee increased the base salary of each of our Named Executive Officers, effective November 26, 2016, to bring those salaries closer to the 50th percentile of the competitive market for their respective offices.

Annual Base Salary for Named Executive Officers

The annual base salaries of Named Executive Officers at December 31, 2016 were as follows:

Name	Title	At December 31, 2016 (1)
Robert S. Shapard	Chief Executive Officer	$902,000
David M. Davis	Senior Vice President and Chief Financial Officer	$481,000
Don J. Clevenger	Senior Vice President, Strategic Planning	$463,000
James A. Greer	Senior Vice President and Chief Operating Officer	$481,000
E. Allen Nye, Jr.	Senior Vice President, General Counsel & Secretary	$520,000

__________

(1)

Annual base salaries were increased effective November 26, 2016 as follows: Mr. Shapard - increased from $859,000 to $902,000; Mr. Davis - increased from $458,000 to $481,000; Mr. Clevenger - increased from $441,000 to $463,000; Mr. Greer - increased from $458,000 to $481,000; and Mr. Nye - increased from $495,000 to $520,000.

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

The awards payable in any given plan year are determined based on (1) the target award levels of participants in the Executive Annual Incentive Plan, (2) achievement of a threshold, target or superior funding trigger, and (3) achievement of threshold, target or superior levels of any additional operational or other metrics that the O&C Committee elects to apply in determining the aggregate amount of awards, which we sometimes refer to as the operational funding percentage.  The funding trigger described in (2) above is based on “EBITDA,” which means Oncor’s earnings before interest, taxes, depreciation and amortization, as determined by the O&C Committee. The O&C Committee has excluded from EBITDA securitization revenue and amortization of acquisition accounting adjustments.  EBITDA is used as the funding trigger because we believe it is an effective measure to assess profitability of the business.  Based on the level of attainment of the funding trigger and the operational funding percentage, the O&C Committee determines an aggregate performance final funding percentage.  This final funding percentage is then multiplied by each target award, and the resulting amount is then multiplied by any performance modifiers to determine a final award amount. The O&C Committee sets operational metrics, performance goals, target awards and individual performance modifiers in its discretion, and also has broad discretion to adjust funding percentages and individual awards.

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

Assuming the EBIDTA threshold is met, an operational funding percentage is calculated based on achievement of the operational or other metrics set by the O&C Committee. For 2016, the O&C Committee established metrics based solely on operational targets because it believes that incentives should be based on achievement of operational goals.  The purpose of these operational targets, which are based on safety, reliability, operational efficiency and infrastructure readiness metrics, is to promote enhancement of our services to customers.  The table below sets forth these operational metrics in further detail.

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

For 2016, our EBITDA for purposes of the Executive Annual Incentive Plan met the threshold EBITDA and did not meet the target EBITDA or the superior EBITDA, resulting in a funding trigger percentage of 94%.  Our operational funding percentage was 117.8%.  As a result, the final funding percentage was calculated using the lesser of the funding trigger percentage or the operational funding percentage, resulting in a final funding percentage of 94%.

To calculate an executive officer’s award amount, the final funding percentage is first multiplied by the executive officer’s target award, which is computed as a percentage of actual base salary. Based on the executive officer’s performance, an individual performance modifier is then multiplied by the calculated award to determine the final incentive payment.  An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO).  Factors used in determining individual performance modifiers may include operational measures (including the safety, reliability, operational efficiency and infrastructure readiness metrics discussed above), company objectives, individual management and other goals, specific job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior.  The CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) do not assign these factors individual weights, but considered them together.  Each executive officer’s individual performance modifier is set by the O&C Committee within a range determined in its discretion.  For 2016 plan year awards, the O&C Committee set this range at up to one hundred twenty percent (120%). In March 2017, in recognition of individual performance and the additional time commitments and responsibilities required of them in 2016, particularly with respect to the potential change in Oncor’s ownership contemplated by the EFH Bankruptcy Proceedings and the related change in control reviews at the PUCT, the O&C Committee approved individual modifiers to Messrs. Shapard, Davis, and Nye’s 2016 awards in the amount of 120%.

The following table provides a summary of the 2016 targets and actual awards for each Named Executive Officer.  All awards under the Executive Annual Incentive Plan are made in the form of lump sum cash payments to participants by March 15 of the year following the plan year to which the award relates.

2016 Annual Incentives (Payable in 2017) for Named Executive Officers

Name	Target Payout Opportunity (% of Salary)	Target Award ($ Value)	Actual Award ($)	Actual Award (% of Target)
Robert S. Shapard	75%	$646,938	$729,744	112.8%
David M. Davis	55%	$252,954	$285,332	112.8%
Don J. Clevenger	55%	$243,558	$228,944	94.0%
James A. Greer	55%	$252,954	$237,777	94.0%
E. Allen Nye, Jr.	55%	$273,396	$308,390	112.8%

For more detailed information on terms of the Executive Annual Incentive Plan, including the calculation of the 2016 EBITDA funding percentage and the operational funding percentage, the 2016 operational funding triggers and the actual performance levels achieved, see the narrative that follows the Grants of Plan- Based Awards – 2016 table.

Retention Agreements

In February 2015, the O&C Committee approved our entrance into a retention agreement with Mr. Nye to reinforce and encourage Mr. Nye’s continued dedication to us as a member of the executive management team and to assure that we will retain his services to achieve our retention objectives.  As our Senior Vice President, General Counsel and Secretary, Mr. Nye is responsible for overseeing all of Oncor’s legal, regulatory and legislative efforts. In approving the agreement, the O&C Committee considered Mr. Nye’s demonstrated leadership qualities, his ongoing contributions to the Company’s success, the potential retention risk and the extent of disruption likely to be caused by unplanned attrition. The agreement provided for the payment of a one-time cash retention bonus of $300,000 to Mr. Nye contingent upon his continued employment and satisfactory performance of his job duties as directed by Oncor through December 31, 2016. On December 31, 2016, Mr. Nye received this retention payment.

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

Pursuant to its limited liability company agreement, Investment LLC must at all times ensure that for each outstanding Class B Interest it issues, Investment LLC holds a corresponding number of units of Oncor’s equity interests. As a result, any future issuances under the Equity Interests Plan will require Investment LLC to purchase from Oncor Holdings additional equity interests of Oncor. Investment LLC has entered into a revolving stock purchase agreement with Oncor Holdings pursuant to which Investment LLC may purchase units of Oncor’s equity interests held by Oncor Holdings in the event Investment LLC proposes to issue additional Class B Interests pursuant to the Equity Interests Plan.  However, the aggregate number of equity interests sold by Oncor Holdings pursuant to the revolving stock purchase agreement cannot result in Oncor Holdings owning less than 80% of Oncor’s outstanding equity interests, or 508,000,000 units. At March 9, 2017, Investment LLC may purchase from Oncor Holdings up to an additional 191,492 units of Oncor and issue up to a corresponding number of Class B Interests.

In October 2016, we entered into an interest purchase agreement with T & D Equity Acquisition, LLC, a wholly-owned subsidiary of NEE, and Investment LLC pursuant to which T&D Equity Acquisition, LLC would purchase the 1,396,008 limited liability company interests that Investment LLC owns in Oncor in exchange for a purchase price of approximately $27 million (representing $19.29 per limited liability company interest).  The interest purchase agreement contains various conditions precedent to consummation of the transactions contemplated by the agreement, including the consummation of the transactions contemplated by the NEE Merger Agreement. For additional information regarding the NEE Merger Agreement, see Note 2 to Financial Statements.    The interest purchase agreement requires that Oncor, as the managing member of Investment LLC, cause 90% of the purchase price paid by T&D Equity Acquisition, LLC to be distributed pro rata among the holders of Investment LLC’s Class B Interests. In addition, the interest purchase agreement provides that promptly following such distribution, and in any event no more than 90 days after the closing of the interest purchase, Oncor will elect to dissolve and liquidate Investment LLC, with all remaining assets of Investment LLC (including the remaining undistributed amounts of the purchase price paid by T&D Equity Acquisition, LLC) to be distributed pro rata among the holders of Investment LLC’s Class B Interests after all liabilities, claims and obligations of Investment LLC have been satisfied.

For a more detailed description of the Equity Interests Plan and the Management Investment Opportunity, refer to the narrative that follows the Grants of Plan-Based Awards – 2016 table.

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

Our board of directors delegated administration of the Long-Term Incentive Plan to the O&C Committee. Our executive officers and any other key employees of the company or its subsidiaries designated by the O&C Committee are eligible to participate. The plan provides for cash awards to be paid after completion of a performance period based on achievement of certain stated performance goals. A performance period under the Long-Term Incentive Plan is the 36 month period beginning each January 1, unless otherwise determined by the O&C Committee in its sole discretion.  The participants for each performance period shall be determined by the O&C Committee not later than the 90th day after commencement of the performance period. Performance goals consist of one or more specific performance objectives established by the O&C Committee in its discretion within the first 90 days of the commencement of the applicable performance period. Performance goals may be designated with respect to the company as a whole or one or more operating units, and may also be determined on an absolute basis or relative to internal goals, or relative to levels attained in prior years, or relative to other companies or indices, or as ratios expressing relationships between two or more performance goals. For 2016 grants, the O&C Committee set the performance targets on a company-wide basis and at levels it believes are performance challenging.  The long-term incentive target payout for each executive is set near the median of executives with similar responsibilities among our competitive market survey group.

The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2016 would consist of a financial trigger and operational metrics.  The funding of the 2016 Long-Term Incentive Plan award is contingent first upon Oncor achieving a cumulative threshold net income level for the three year period. If Oncor fails to achieve the stated net income level for the performance period, no award is payable. For awards granted in 2015 or later, the funding trigger percentage for a performance period equals 50% if the threshold level is met, 100% if target level is met, or 150% if the superior level is met or exceeded. For awards granted in 2013 and 2014, there is no superior funding trigger level. The applicable percentage for performance between threshold and target performance levels, and the target and superior performance levels are determined on a straight line interpolation basis.  Once a funding trigger percentage is determined, an operational goal percentage is determined based on Oncor’s satisfaction of four operational metrics. The operational goals used for the Long-Term Incentive Plan awards mirror the operational metrics used for awards under the Executive Annual Incentive Plan.  These goals relate to (1) a safety metric based on the number of employee injuries using a Days Away, Restricted or Transfer (DART) system with a modifier for fatalities as a result of a safety violation, (2) a reliability metric as measured by the System Average Interruption Duration Index (SAIDI), (3) an operational efficiency metric based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis, and (4) an infrastructure readiness metric based on the capital expenditure per three year average kW peak. The purpose of these operational targets, which are based on safety, reliability, operational efficiency and infrastructure readiness metrics, is to promote enhancement of our services to customers.  For additional discussion on the purposes of the operational metrics, see the table and discussion of the Operational Metrics in “Compensation Elements—Executive Annual Incentive Plan.”

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

In March 2015, the O&C Committee revised the long-term incentive plan form award agreement. The revised award agreement, which is used for grants made in 2015 and after, provides that the final funding percentage for long-term incentive awards is calculated using the funding trigger percentage and weighted operational goal percentage, as set forth in the table below.

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

The following table provides a summary of the targets awards granted to each Named Executive Officer in 2016.  All awards under the Long Term Incentive Plan are to be made in the form of lump sum cash payments to participants on or before April of the year following the last year of the performance period. For target awards granted in 2016, awards are payable on or before April 1, 2019.

2016 Target Long-Term Incentive Award Grants (Payable in 2019) for Named Executive Officers

Name	Target Award ($ Value)
Robert S. Shapard	$2,363,968
David M. Davis	$674,176
Don J. Clevenger	$649,152
James A. Greer	$674,176
E. Allen Nye, Jr.	$728,640

In March 2017, the O&C Committee certified the level of attainment of established performance goals for long-term incentive awards granted in 2014 with a performance period that ended on December 31, 2016. Pursuant to the terms of the 2014 awards, the amount of each award was determined based on the product of (i) the funding trigger percentage, multiplied by (ii) the weighted average of stated operational goal percentages, multiplied by (iii) the target opportunity dollar amount stated in each individual award. The O&C Committee certified a funding trigger percentage of 99.8% and an operational goal percentage of 117.4%, resulting in long-term incentive awards as set forth below for the Named Executive Officers.

2014-2016 Performance Period Long-Term Incentive Awards (Payable in 2017) for Named Executive Officers

Name	Actual Award ($ Value)
Robert S. Shapard	$2,418,290
David M. Davis	$689,869
Don J. Clevenger	$663,999
James A. Greer	$689,869
E. Allen Nye, Jr.	$767,479

In accordance with the terms of the plan, these amounts will be paid to such officers prior to April 1, 2017.

For a more detailed description of the Long-Term Incentive Plan, the net income funding trigger, the performance metrics and the actual performance levels achieved for the 2014-2016 performance period, refer to the narrative that follows the Grants of Plan-Based Awards – 2016 table.

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

Additionally, Oncor, at the direction of the O&C Committee, can make additional discretionary contributions into a Salary Deferral Program participant’s account.  Discretionary contributions made into a Salary Deferral Program participant’s account by Oncor vest as determined by the O&C Committee.

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

Chief Executive Retirement and Transition

In October 2016, Mr. Shapard notified our board of directors of his intention to retire effective on the date on which the NEE Merger is consummated. Mr. Shapard is expected to remain on the board of directors of Oncor and serve as the Chairman of a newly constituted board of directors of Oncor following his retirement. In connection with Mr. Shapard’s notification of his intent to retire, in October 2016 our board of directors appointed E. Allen Nye, Jr. to serve as our Chief Executive Officer effective on the consummation of the NEE Merger, subject to the consent of NEE as required by the NEE Letter Agreement. NEE consented to such appointment on October 29, 2016. For additional information regarding the NEE Merger, see Note 2 to Interim Financial Statements and “Business and Properties – EFH Corp. Bankruptcy Proceedings.”

In addition, in October 2016, the boards of directors of Oncor and Oncor Holdings approved each company’s entrance into an employment agreement with Mr. Nye, subject to the consent of NEE as required by the NEE Letter Agreement (Nye Employment Agreement). On October 29, 2016, NEE consented to the entry of Oncor and Oncor Holdings into the Nye Employment Agreement, provided that the agreement only take effect once the transactions contemplated by the NEE Merger Agreement are consummated, including the acquisition of all outstanding equity interests of Oncor so that Oncor and Oncor Holdings are each wholly-owned subsidiaries of NEE. On October 29, 2016, each of Oncor, Oncor Holdings and Mr. Nye entered into the Nye Employment Agreement. The Nye Employment Agreement provides that, effective once the transactions contemplated by the NEE Merger Agreement are consummated, Mr. Nye shall serve as Chief Executive Officer of Oncor and Oncor Holdings, which would both be wholly-owned subsidiaries of NEE. In such role, Mr. Nye shall have the normal duties, responsibilities and authority of similarly-situated senior executives of NEE and shall report to the Chief Executive Officer of NEE.  Under the Nye Employment Agreement, Mr. Nye will be entitled to compensation, employee benefits, and perquisites on the same basis as compensation, employee benefits and perquisites are provided to similarly-situated senior executives of NEE, unless otherwise provided by the Compensation Committee of the Board of Directors of NEE. The Nye Employment Agreement further provides that Mr. Nye’s employment is at will and that each of Oncor, Oncor Holdings and Mr. Nye has the right to terminate the Nye Employment Agreement at any time.

Individual Named Executive Officers Compensation

Employment Agreements

As described above under “– Compensation – Retention Agreements,” Oncor entered into a retention agreement with Mr. Nye providing for the payment of a one-time cash retention bonus if certain conditions are satisfied. In October 2016, we entered into an employment agreement with Mr. Nye that provides that he will serve as our Chief Executive Officer effective upon the consummation of the transactions contemplated by the NEE Merger Agreement. See “Chief Executive Retirement and Transition” above for information regarding the employment agreement. Oncor has not entered into any other employment agreements with any of the Named Executive Officers.

CEO Compensation

Robert S. Shapard

The following is a summary of Mr. Shapard’s individual compensation for 2016.

Base Salary:  Mr. Shapard’s base salary as CEO was increased from $859,000 to $902,000 effective November 26, 2016.

Annual Incentive:  In 2017, the O&C Committee awarded Mr. Shapard $729,744 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2016 performance as well as the O&C Committee’s review of Mr. Shapard’s overall leadership of the company in 2016. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan- Based Awards – 2016 table and related narrative.

Long-Term Incentives:  In 2016, Mr. Shapard was granted a Long-Term Incentive Plan target award of $2,363,968 for the performance period of January 1, 2016 through December 31, 2018. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2019. In March 2017, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2014 for the January 1, 2014 – December 31, 2016 performance period. Mr. Shapard’s Long-Term Incentive Plan award for the 2014-2016 performance period is $2,418,290 and will be paid on or before April 1, 2017. See “—Compensation Elements —Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan Based Awards-2016 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Compensation of Other Named Executive Officers

David M. Davis

The following is a summary of Mr. Davis’s individual compensation for 2016.

Base Salary:  Mr. Davis’ base salary as Senior Vice President and Chief Financial Officer was increased from $458,000 to $481,000 effective November 26, 2016.

Annual Incentive:  In 2017, the O&C Committee awarded Mr. Davis $285,332 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2016 performance, as well as Mr. Davis’s individual performance in 2016. Specifically, the O&C Committee and the CEO considered his management of the company’s financial systems, operations and initiatives, including the maintenance of planning, budgeting, accounting, and treasury functions and his management of the liquidity of Oncor’s maintenance and construction programs. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan- Based Awards – 2016 table and related narrative.

Long-Term Incentives:  In 2016, Mr. Davis was granted a Long-Term Incentive Plan target award of $674,176 for the performance period of January 1, 2016 through December 31, 2018. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2019. In March 2017, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2014 for the January 1, 2014 – December 31, 2016 performance period. Mr. Davis’s Long-Term Incentive Plan award for the 2014-2016 performance period is $689,869 and will be paid on or before April 1, 2017. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan Based Awards-2016 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Don J. Clevenger

The following is a summary of Mr. Clevenger’s individual compensation for 2016.

Base Salary:  Mr. Clevenger’s base salary as Senior Vice President, Strategic Planning, was increased from $441,000 to $463,000 effective November 26, 2016.

Annual Incentive:  In 2017, the O&C Committee awarded Mr. Clevenger $228,944 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2016 performance, as well as Mr. Clevenger’s individual performance in 2016. Specifically, the O&C Committee and the CEO evaluated his performance overseeing the development of strategies, policies and plans for optimizing the value and performance of our electric delivery systems and related assets. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan- Based Awards – 2016 table and related narrative.

Long-Term Incentives:   In 2016, Mr. Clevenger was granted a Long-Term Incentive Plan target award of $649,152 for the performance period of January 1, 2016 through December 31, 2018. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2019. In March 2017, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2014 for the January 1, 2014 – December 31, 2016 performance period. Mr. Clevenger’s Long-Term Incentive Plan award for the 2014-2016 performance period is $663,999 and will be paid on or before April 1, 2017. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan Based Awards-2016 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

James A. Greer

The following is a summary of Mr. Greer’s individual compensation for 2016.

Base Salary:  Mr. Greer’s base salary as Senior Vice President and Chief Operating Officer was increased from $458,000 to $481,000 effective November 26, 2016.

Annual Incentive:  In 2017, the O&C Committee awarded Mr. Greer $237,777 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2016 performance, as well as Mr. Greer’s individual performance in 2016 overseeing the complex operations of Oncor’s entire transmission and distribution system, one of the largest such systems in the country. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan- Based Awards – 2016 table and related narrative.

Long-Term Incentives:   In 2016, Mr. Greer was granted a Long-Term Incentive Plan target award of $674,176 for the performance period of January 1, 2016 through December 31, 2018. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2019. In March 2017, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2014 for the January 1, 2014 – December 31, 2016 performance period. Mr. Greer’s Long-Term Incentive Plan award for the 2014-2016 performance period is $689,869 and will be paid on or before April 1, 2017. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan Based Awards-2016 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

E. Allen Nye, Jr.

The following is a summary of Mr. Nye’s individual compensation for 2016.

Base Salary:  Mr. Nye’s base salary as Senior Vice President and General Counsel was increased from $495,000 to $520,000 effective November 26, 2016.

Annual Incentive:  In 2017, the O&C Committee awarded Mr. Nye $308,390 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2016 performance, as well as Mr. Nye’s individual performance in 2016 overseeing all legal, regulatory and governmental affairs matters affecting Oncor. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan- Based Awards – 2016 table and related narrative.

Long-Term Incentives:   In 2016, Mr. Nye was granted a Long-Term Incentive Plan target award of $728,640 for the performance period of January 1, 2016 through December 31, 2018. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2019. In March 2017, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2014 for the January 1, 2014 – December 31, 2016 performance period. Mr. Nye’s Long-Term Incentive Plan award for the 2014-2016 performance period is $767,479 and will be paid on or before April 1, 2017. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan Based Awards-2016 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Retention Agreement: In February 2015, the O&C Committee approved our entrance into a new retention agreement with Mr. Nye that provides for the payment of a one-time cash retention bonus of $300,000 to Mr. Nye contingent upon his continued employment and satisfactory performance of his job duties as directed by Oncor through December 31, 2016. Mr. Nye received this retention payment on December 31, 2016.

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

Income Tax Considerations

Section 162(m) of the Code limits the tax deductibility by a publicly held company of compensation in excess of $1 million paid to the CEO or any other of its three most highly compensated executive officers other than the principal financial officer.  Because we are a privately-held limited liability company, Section 162(m) will not limit the tax deductibility of any executive compensation for 2016.

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

Summary Compensation Table

The following table provides information, for the fiscal years ended December 31, 2016, 2015, and 2014 regarding the aggregate compensation paid to our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)
Robert S. Shapard
Chief Executive	2016	$862,583		$3,148,034	$168,895	$268,422	$4,447,934
Officer	2015	$807,667	-	$3,063,795	$84,332	$367,151	$4,322,945
	2014	$754,417	-	$667,091	$179,472	$307,697	$1,908,677
David M. Davis
Senior Vice President	2016	$459,917		$975,201	$663,362	$88,818	$2,187,298
and Chief Financial	2015	$430,500	-	$966,838	$262,772	$87,522	$1,747,632
Officer	2014	$402,333	-	$260,892	$675,230	$96,483	$1,434,938
Don J. Clevenger
Senior Vice President,	2016	$442,833		$892,943	$58,433	$90,590	$1,484,799
Strategic Planning	2015	$414,417	-	$891,679	$6,993	$88,521	$1,401,610
	2014	$387,250	-	$251,112	$70,374	$93,437	$802,173
James A. Greer
Senior Vice President	2016	$459,917		$927,646	$738,775	$93,407	$2,219,745
and Chief Operating	2015	$430,500	-	$919,246	$335,217	$92,388	$1,777,351
Officer	2014	$402,333	-	$260,892	$905,363	$99,681	$1,668,269
E. Allen Nye, Jr.
Senior Vice President,	2016	$497,083	$300,000(4)	$1,075,869	$73,573	$88,382	$2,034,907
General Counsel and	2015	$465,667		$1,078,544	$30,255	$84,984	$1,659,450
Secretary	2014	$446,500	$300,000	$289,533	$45,338	$80,591	$1,161,962

______________

(1)

Amounts reported as “Non-Equity Incentive Plan Compensation” were earned by the executive in the respective year and represent amounts related to awards for such years pursuant to the Executive Annual Incentive Plan and the Long-Term Incentive Plan.  Awards under the Executive Annual Incentive Plan for any given year are paid in March of the following year. Awards under the Long-Term Incentive Plan are paid on or before April 1 following a 36-month performance period. Long-Term Incentive Plan amounts in this column represent awards to be paid in 2017 that were earned by the executive for the 2014-2016 performance period.

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

(3)	Amounts reported as “All Other Compensation” for 2016 are attributable to the executive’s receipt of compensation as described in the following table.
(4)

In February 2015, Mr. Nye entered into a retention agreement with Oncor that provides for the payment of a one-time cash retention bonus of $300,000 to Mr. Nye contingent upon his continued employment and satisfactory performance of his job duties as directed by Oncor through December 31, 2016.  Pursuant to the terms of the agreement, Mr. Nye was paid $300,000 on December 31, 2016. For more information on this retention agreement, see “Compensation Discussion and Analysis – Individual Named Executive Officers Compensation – Compensation of Other Named Executive Officers – E. Allen Nye, Jr.”.

2016 All Other Compensation Components for Named Executive Officers

Name	Thrift Plan Company Match ($)	Salary Deferral Program Company Match ($)(1)	SARs Plan Settlement Dividend Interest Accruals ($)(2)	Perquisites ($)(3)	Total ($)
Robert S. Shapard	$15,900	$69,007	$150,167	$33,348	$268,422
David M. Davis	$11,925	$36,793	$24,027	$16,073	$88,818
Don J. Clevenger	$15,900	$35,427	$24,027	$15,236	$90,590
James A. Greer	$11,925	$36,793	$31,235	$13,454	$93,407
E. Allen Nye, Jr.	$16,168	$39,767	$7,373	$25,074	$88,382

______________

(1)

Amounts represent company matching amounts under the Salary Deferral Program. Refer to the narrative that follows the Nonqualified Deferred Compensation table below for a more detailed description of the Salary Deferral Program, the matching formula, and the discretionary contribution for Mr. Shapard.

(2)

As discussed under “Compensation Discussion and Analysis – Compensation Elements – Long-Term Incentives – Stock Appreciation Rights Settlement,” in connection with the SARs Exercise Opportunity participants agreed that no further dividends would accrue, but that interest would be paid on dividends declared on or before October 31, 2012 accrued at the ten-year Treasury constant maturity rate increased by 100 basis points, as determined by Oncor and adjusted semi-annually.  Amounts in this column reflect such interest accruals in 2016.

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

2016 Perquisites for Named Executive Officers

Name	Financial Planning ($)	Executive Physical ($)	Country Club and/or Luncheon Club Dues ($)	Spouse Travel ($)(1)	Other ($)(2)	Total ($)
Robert S. Shapard	$11,830	$4,123	$13,019	-	$4,376	$33,348
David M. Davis	$10,370	$2,916	$2,787	-	-	$16,073
Don J. Clevenger	-	$3,730	$9,218	-	$2,288	$15,236
James A. Greer	$10,370	$3,084	-	-	-	$13,454
E. Allen Nye, Jr.	$10,370	$3,146	$10,002	-	$1,556	$25,074

______________

(1)Amounts in this column represent spouse expenses for accompanying the Named Executive Officer on business travel.

(2)Amounts in this column represent the cost of event tickets for personal entertainment.

Grants of Plan-Based Awards – 2016

The following table sets forth information regarding grants of plan-based awards to Named Executive Officers under our Executive Annual Incentive Plan and Long-Term Incentive Plan during the fiscal year ended December 31, 2016.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
Name	($)	($)	($)
Robert S. Shapard
Executive Annual Incentive Plan (1)	$323,469	$646,938	$970,407
Long-Term Incentive Plan - 2016 (2)	$1,181,984	$2,363,968	$3,545,952
David M. Davis
Executive Annual Incentive Plan (1)	$126,477	$252,954	$379,431
Long-Term Incentive Plan - 2016 (2)	$337,088	$674,176	$1,011,264
Don J. Clevenger
Executive Annual Incentive Plan (1)	$121,779	$243,558	$365,338
Long-Term Incentive Plan - 2016 (2)	$324,576	$649,152	$973,728
James A. Greer
Executive Annual Incentive Plan (1)	$126,477	$252,954	$379,431
Long-Term Incentive Plan - 2016 (2)	$337,088	$674,176	$1,011,264
E. Allen Nye, Jr.
Executive Annual Incentive Plan (1)	$136,698	$273,396	$410,094
Long-Term Incentive Plan - 2016 (2)	$364,320	$728,640	$1,092,960

________________

(1)

The amounts reported reflect the threshold, target and maximum amounts available under the Executive Annual Incentive Plan.  Threshold, target and maximum amounts were determined by the O&C Committee in February 2016 and final award payout amounts were determined by the O&C Committee in March 2017.  The actual awards for the 2016 plan year will be paid in March 2017 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

(2)

The amounts reported reflect the threshold, target and maximum amounts available for award grants made in 2016 under the Long-Term Incentive Plan. Target amounts for each Named Executive Officer were determined by the O&C Committee in February 2016 and any final awards will be payable on or before April 1, 2019 based on achievement of performance goals for the 2016-2018 performance period, as discussed in more detail below under “— Long-Term Incentive Plan.” Actual awards for the performance period ending on December 31, 2016 will be paid on or before April 1, 2017 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation”.

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

Funding Trigger Achieved	Funding Trigger Percentage
Actual EBITDA is less than threshold	0%
Actual EBITDA equals threshold	50%
Actual EBITDA is greater than threshold but less than target	Percentage equal to the percentage of the target EBITDA achieved
Actual EBITDA equals target	100%
Actual EBITDA is greater than target but less than superior	Percentage between 100% - 150% equal to the percentage of the superior EBITDA achieved
Actual EBITDA equals or is greater than superior	150%

For 2016, the EBITDA funding triggers (threshold,  target and superior), actual results and funding trigger percentage under the Executive Annual Incentive Plan were as follows:

Name	Threshold ($ millions)(1)	Target ($ millions)(2)	Superior ($ millions)(3)	Actual Results ($ millions)	Funding Trigger Percentage(4)
EBITDA	$1,692.3	$1,880.3	$2,068.3	$1,857.6	94.0%

____________

(1)	Achievement of the threshold EBITDA level results in a 50% funding percentage.
(2)	Achievement of the target EBITDA level results in a 100% funding percentage.
(3)	Achievement of the superior EBITDA level results in a 150% funding percentage.
(4)	Provided that the threshold has been met, the EBITDA funding percentage equals the percentage of target EBITDA achieved.

Step 2: Operational Achievement

If the threshold EBITDA funding trigger is achieved, then once the EBITDA funding percentage is determined, the operational or other metrics set by the O&C Committee are then applied to determine an operational funding percentage.  For 2016, the O&C Committee only used operational metrics, which are set forth in the table below.

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

The O&C Committee determines the weighting of each of those metrics within the final operational funding percentage.  As with the EBITDA funding trigger, each operational metric must meet a threshold level in order to provide any funding for that metric.  Meeting the threshold amount results in 50% of the available funding for that specific metric.  The O&C Committee also sets target and superior levels for each operational metric, and achievement of those levels results in funding for a specific metric of 100% and 150%, respectively.  Once threshold has been achieved, actual results in between each level result in a funding percentage equal to the percentage of the target achieved (up to 150%, for achievement of the superior performance level).  For 2016, the weighting, actual results and operational funding percentages for the operational metrics under the Executive Annual Incentive Plan were as follows:

Goal	Weighting	Threshold(1)	Target(2)	Superior(3)	Actual Results	Operational Funding Percentage
Safety (measured in number of injuries per 200,000 hours)
DART	30%	0.76	0.65	0.51	0.47	45.0%
Reliability (measured in minutes)
Non-storm SAIDI	30%	101.00	95.00	83.00	95.00	30.0%
Operational Efficiency - O&M Cost Per Customer (measured in $ per customer)
O&M	30%	$185.60	$173.46	$161.32	$173.13	30.4%
Infrastructure Readiness
Capital expenditures per three year average kW peak	10%	97.0%, 105.0%	98.0%, 103.0%	99.00%, 101.5%	102.21%	12.4%
Total Operational Funding Percentage						117.8%

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

For 2016, achievement of operational metrics resulted in an operational funding percentage of 94%. The operational funding percentage can increase or decrease the final funding percentage, as described in more detail below.

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

For 2016, since actual EBITDA was greater than threshold but less than target, the final funding percentage was the lesser of the funding trigger percentage or the operational funding percentage, resulting in a final funding percentage of 94.0%.

Step 4: Final Award Determination

To calculate an executive officer’s award amount, the final funding percentage is first multiplied by the executive officer’s target award, which is computed as a percentage of actual base salary.  Based on the executive officer’s performance, an individual performance modifier is then applied to the calculated award to determine the final incentive payment.  An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) and may adjust an award upward or downward.  The individual performance modifier is determined on a subjective basis.  Factors used in determining individual performance modifiers may include operational measures (including the safety, reliability, operational efficiency metrics and infrastructure readiness discussed above), company objectives, individual management and other goals, specific job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior.  The CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) do not assign these factors individual weights, but consider them together.  In March 2017, in recognition of individual performance and the additional time commitments and responsibilities required of them in 2016, particularly with respect to the potential change in Oncor’s ownership contemplated by the EFH Bankruptcy Proceedings and the related change in control reviews at the PUCT, the O&C Committee approved individual modifiers to Messrs. Shapard, Davis, and Nye’s 2016 awards in the amount of 120%.

Long-Term Incentive Plan

Our board of directors adopted the Long-Term Incentive Plan effective January 1, 2013 and delegated administration of the Long-Term Incentive Plan to the O&C Committee.  Our executive officers and any other key employees of the company or its subsidiaries designated by the O&C Committee are eligible to participate.  The plan provides for cash awards to be paid after completion of a performance period based on achievement of certain stated performance goals.  A performance period under the Long-Term Incentive Plan is the 36-month period beginning each January 1, unless otherwise determined by the O&C Committee in its sole discretion.  The participants for each performance period shall be determined by the O&C Committee not later than the 90th day after commencement of the performance period.  Performance goals consist of one or more specific performance objectives established by the O&C Committee in its discretion within the first 90 days of the commencement of the applicable performance period. Performance goals may be designated with respect to the company as a whole or one or more operating units, and may also be determined on an absolute basis or relative to internal goals, or relative to levels attained in prior years, or relative to other companies or indices, or as ratios expressing relationships between two or more performance goals.

The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2016 would consist of both a financial trigger and operational metrics, as set forth below.

2016 - 2018 Performance Period (awards granted in 2016, payable in 2019)
Funding Trigger		Threshold	Target	Superior
Net Income ($ millions; 2016-2018 cumulative)(1)		85%	100%	115%
Performance Goals
Weighting	Performance Metric	Performance Goal
30%	Safety – measured by Days Away, Restricted or Transferred (DART); cumulative	Threshold	0.73
		Target	0.62
		Superior	0.48
30%	Reliability - measured by non-storm System Average Interruption Duration Index (SAIDI) in minutes; cumulative	Threshold	297
		Target	276
		Superior	243
30%	Operational efficiency - measured by operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) on a cost per customer basis,$; average(2)	Threshold	107%
		Target	100%
		Superior	93%
10%	Operational efficiency - measured by an infrastructure readiness metric based on the capital expenditure per three year average kW peak; %; cumulative	Threshold	97.0, 105.0
		Target	98.0, 103.0
		Superior	99.0, 101.49

______________

(1)

The awards note that no later than 90 days after the start of each year within the performance period, the board of directors of Oncor will approve the annual financial plan for such year. Threshold, Target and Superior levels for net income are reflected as percentages of the cumulative net income set forth in such financial plans for the 2016-2018 performance period.

(2)

The awards note that no later than 90 days after the start of each year within the performance period, the board of directors of Oncor will approve the annual financial plan for such year. Threshold, Target and Superior levels for operational efficiency are reflected as percentages of the average O&M and SG&A (on a cost per customer basis) set forth in such financial plans for the 2016-2018 Performance Period.

For awards granted in 2016, the net income funding trigger and operational efficiency performance goals measured by O&M and SG&A on a cost per customer basis were noted as percentages of the cumulative net income set forth in the financial plans approved by our board of directors for each year in the 2016-2018 performance period. In February 2016 our board of directors approved the financial plan for 2016. Based on the financial plan, the O&C Committee in February 2016 declared that for purposes of calculating the cumulative performance goals for the 2016-2018 performance period, the 2016 net income funding trigger threshold, target and superior levels shall be $391.8 million, $460.9 million and $530 million, respectively, and the 2016 operational efficiency metric (measured by O&M and SG&A on a cost per customer basis) threshold, target and superior levels shall be $185.60, $173.46 and $161.32. The O&C Committee noted that the 2017 and 2018 levels for such performance goals would be certified by the O&C Committee at a later date based on Oncor’s financial plans for such years.  In March 2017, based on the 2017 financial plan approved by our board of directors, the O&C Committee certified that the 2017 net income funding trigger threshold, target and superior levels at $1,697.9 million, $1,886.6 million and $2,075.3 million, respectively, and the 2017 operational efficiency metric (measured by O&M and SG&A on a cost per customer basis) threshold, target and superior levels at $187.82, $175.54 and $163.25.

The funding of each Long-Term Incentive Plan award granted to date is contingent first upon Oncor achieving a cumulative threshold net income level for the three-year period. If Oncor fails to achieve the stated net income level for the performance period, no award is payable. For Long-Term Incentive Plan awards granted in 2015 or after, the funding trigger percentage for a performance period equals 50% if the threshold level is met, 100% if target level is met, or 150% if the superior level is met or exceeded. (For awards granted in 2013 and 2014, however, there is no superior level funding trigger). The applicable percentage for performance between threshold and target performance levels, and the target and superior performance levels are determined on a straight line interpolation basis.

Once a funding trigger percentage is determined, an operational goal percentage is determined based on Oncor’s satisfaction of four operational metrics. The operational goals used for the Long-Term Incentive Plan awards mirror the operational metrics used for awards under the Executive Annual Incentive Plan.  The table below sets forth the operational goals that the O&C Committee applied for 2016 grants.

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

The amount of each Long-Term Incentive Plan award granted in 2015 or later is then determined based on the product of the final funding percentage, multiplied by the target opportunity dollar amount stated in each individual award. The O&C Committee amended the form of award agreement in March 2015 to apply this calculation to all Long-Term Incentive Plan awards granted in 2015 or later. Awards granted in 2013 and 2014 are based on a different final funding percentage calculation, as set forth below.

For awards granted in 2013 and 2014, the form of award agreement provides that final awards are based on the product of (i) the funding trigger percentage, multiplied by (ii) the weighted average of stated operational goal percentages, multiplied by (iii) the target opportunity dollar amount stated in each individual award letter.

In March 2017, the O&C Committee certified the level of attainment of performance goals established for long-term incentive awards granted in 2014 with a performance period that ended on December 31, 2016. The performance goals achieved for the 2014-2016 performance goal period were certified by the O&C Committee as follows:

2014 -2016 Performance Period Results (awards granted in 2014, payable in 2017)
Funding Trigger		Threshold	Target	Actual	Achievement
Net Income ($ millions; 2014-2016 cumulative)		$1,168.3	$1,354.5	$1,353.7	99.8%
2014-2016 Performance Goals
Weighting	Performance Metric	Performance Goal		Actual	Achievement
30%	Safety - measured by Days Away, Restricted or Transferred (DART); cumulative	Threshold	0.89
		Target	0.77	0.55	45.0%
		Stretch	0.60
30%	Reliability - measured by non-storm System Average Interruption Duration Index (SAIDI) in minutes; cumulative	Threshold	322
		Target	298	289.2	33.4%
		Stretch	259
30%	Operational efficiency − measured by operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) on a cost per customer basis, $; average	Threshold	174.57
		Target	163.15	167.71	24.0%
		Stretch	151.73
10%	Operational efficiency − measured by an infrastructure readiness metric based on the capital expenditure per three year average kW peak; %; cumulative	Threshold	97.0-97.9, 103.0-105.0
		Target	98.0-98.9, 101.5-102.9	101.34	15.0%
		Stretch	99.0-101.49
		Performance Goal Percentage:			117.4%

The O&C Committee certified a funding trigger percentage of 99.8% and a performance goal percentage of 117.4% for the 2014-2016 performance period, resulting in long-term incentive awards as follows for the Named Executive Officers: Mr. Shapard: $2,418,290, Mr. Davis: $689,869, Mr. Clevenger: $663,999, Mr. Greer: $689,869, and Mr. Nye: $767,479. These amounts will be paid to such officers on or before April 1, 2017.

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

In addition, in March 2017, the Board, upon the recommendation of the O&C Committee, adjusted the threshold, target and superior net income funding trigger levels for awards granted in 2015 for the 2015-2017 performance period and payable in 2018. The adjustments, which were favorable to participants, were made as certain events that were contemplated in the calculation of net income when the awards were granted did not occur. As a result of the adjustment, the new performance goals for the 2015-2017 performance period awards, which are payable in 2018, are as set forth below.

2015 - 2017 Performance Period (awards granted in 2015, payable in 2018)
Funding Trigger		Threshold	Target	Superior
Net Income ($ millions; 2015-2017 cumulative)		$1,144.4	$1,346.4	$1,548.4
Performance Goals
Weighting	Performance Metric	Performance Goal
30%	Safety measured by Days Away, Restricted or Transferred (DART); cumulative	Threshold	0.79
		Target	0.69
		Superior	0.54
30%	Reliability measured by non-storm System Average Interruption Duration Index (SAIDI) in minutes; cumulative	Threshold	304
		Target	286
		Superior	249
30%	Operational efficiency measured by operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) on a cost per customer basis, $; average	Threshold	184.79
		Target	172.70
		Superior	160.61
10%	Operational efficiency measured by an infrastructure readiness metric based on the capital expenditure per three year average kW peak; %; cumulative	Threshold	97.0, 105.0
		Target	98.0, 103.0
		Superior	99.0 - 101.49

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

In October 2016, we entered into an interest purchase agreement with T & D Equity Acquisition, LLC, a wholly-owned subsidiary of NEE, and Investment LLC pursuant to which T&D Equity Acquisition, LLC would purchase the 1,396,008 limited liability company interests that Investment LLC owns in Oncor in exchange for a purchase price of approximately $27 million (representing $19.29 per limited liability company interest).  The interest purchase agreement contains various conditions precedent to consummation of the transactions contemplated by the agreement, including the consummation of the transactions contemplated by the NEE Merger Agreement. For additional information regarding the NEE Merger Agreement, see Note 2 to Financial Statements. The interest purchase agreement requires that Oncor, as the managing member of Investment LLC, cause 90% of the purchase price paid by T&D Equity Acquisition, LLC to be distributed pro rata among the holders of Investment LLC’s Class B Interests. In addition, the interest purchase agreement provides that promptly following such distribution, and in any event no more than 90 days after the closing of the interest purchase, Oncor will elect to dissolve and liquidate Investment LLC, with all remaining assets of Investment LLC (including the remaining undistributed amounts of the purchase price paid by T&D Equity Acquisition, LLC) to be distributed pro rata among the holders of Investment LLC’s Class B Interests after all liabilities, claims and obligations of Investment LLC have been satisfied.

Pension Benefits

The following table sets forth information regarding Oncor’s participation in the retirement plans that provide for benefits, in connection with, or following, the retirement of Named Executive Officers for the fiscal year ended December 31, 2016:

Name	Plan Name	Number of Years Accredited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Robert S. Shapard	Oncor Retirement Plan	31.0833	$982,211	─
	Supplemental Retirement Plan	31.0833	$576,798	─
David M. Davis	Oncor Retirement Plan	24.5000	$1,536,504	─
	Supplemental Retirement Plan	24.5000	$1,940,658	─
Don J. Clevenger	Oncor Retirement Plan	11.6667	$170,299	─
	Supplemental Retirement Plan	11.6667	$132,372	─
James A. Greer	Oncor Retirement Plan	31.5000	$1,912,911	─
	Supplemental Retirement Plan	31.5000	$1,946,087	─
E. Allen Nye, Jr.	Oncor Retirement Plan	5.0000	$68,673	─
	Supplemental Retirement Plan	5.0000	$139,179	─

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

(2)

Through 2016, Mr. Shapard accumulated benefits in two EFH Corp.-sponsored supplemental retirement plans as a result of his service as an employee of EFH Corp.’s predecessor prior to joining Oncor.  Those benefits are paid solely by EFH Corp. in connection with various changes made by EFH Corp. to its retirement plans in 2012 and as a result are not reported in this table.

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

Annual retirement benefits under the traditional defined benefit component, which applied during 2016 to Messrs. Davis and Greer, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant’s average annual earnings (base salary) during his/her three years of highest earnings.  Under the cash balance component, which covers Messrs. Shapard, Clevenger and Nye, a hypothetical account is established for participants and credited with monthly contribution credits equal to a percentage of the participant’s compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant’s combined age and years of accredited service), plus interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year.  Benefits paid under the traditional defined benefit component of the Oncor Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code.

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

The table set forth above illustrates the present value on December 31, 2016 of each Named Executive Officer’s Retirement Plan benefit and benefits payable under the Supplemental Retirement Plan, based on his or her years of service and remuneration through December 31, 2016.  Benefits accrued under the Supplemental Retirement Plan after December 31, 2004 are subject to Section 409A of the Code.  Accordingly, certain provisions of the Supplemental Retirement Plan have been modified in order to comply with the requirements of Section 409A and related guidance.

The present value of accumulated benefits for the traditional benefit component of the Oncor Retirement Plan and Supplemental Retirement Plan was calculated based on the executive’s annuity payable at the earliest age that unreduced benefits are available under the Plans (generally age 62).  Unmarried executives are assumed to elect a single life annuity.  For married executives, it is assumed that 65% will elect a 100% joint and survivor annuity and 35% will elect a single life annuity.  Post-retirement mortality was based on the RP-2014 Fully Generational Mortality Table for Healthy Annuitants with base year 2006 using projection scale MP-2016.  A discount rate of 4.04% was applied, and no pre-retirement mortality or turnover was reflected.

The present value of accumulated benefit for the cash balance component of the Oncor Retirement Plan and the Supplemental Retirement Plan was calculated as the value of the executive’s cash balance account projected to age 65 at an assumed growth rate of 4.00% and then discounted back to December 31, 2016 at 4.04%. No mortality or turnover assumptions were applied.

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

Nonqualified Deferred Compensation – 2016

The following table sets forth information regarding the deferral of components of our Named Executive Officers’ compensation on a basis that is not tax-qualified for the fiscal year ended December 31, 2016:

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings (Loss) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(6)
Robert S. Shapard
Salary Deferral Program	$69,007	$69,007	$95,149	-	$1,393,488
David M. Davis (3)
Salary Deferral Program	$36,793	$36,793	$34,606	$111,585	$775,299
Don J. Clevenger (4)
Salary Deferral Program	$35,427	$35,427	$38,805	$108,279	$682,186
James A. Greer (5)
Salary Deferral Program	$36,793	$36,793	$23,740	$53,405	$795,099
E. Allen Nye, Jr.
Salary Deferral Program	$39,767	$39,767	$43,810	-	$531,584

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

(3)

$7,195 of Mr. Davis’s aggregate earnings in the last fiscal year are attributable to earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.

(4)

$3,152 of Mr. Clevenger’s aggregate earnings in the last fiscal year are attributable to earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.

(5)

$9,053 of Mr. Greer’s aggregate earnings in the last fiscal year are attributable to earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.

(6)

$575,604, $206,306, $239,721, $189,061, and $223,307 represent company match awards made prior to 2016 for Messrs. Shapard, Davis, Clevenger, Greer, and Nye, respectively, and as a result were included as compensation in the Summary Compensation Table in previous years for the year earned, as applicable.

Salary Deferral Program

Under the Salary Deferral Program, each employee of Oncor, who is in a designated job level and whose annual salary is equal to or greater than an amount established under the Salary Deferral Program ($122,550 for the program year beginning January 1, 2016) may elect to defer up to 50% of annual base salary, and/or up to 85% of any bonus or incentive award.  This deferral (including any vested matching contributions, as described below) may be made for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof, at the election of the employee.  Oncor makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the Salary Deferral Program. Oncor does not match deferred annual incentive awards.  Matching contributions vest at the earliest of seven years after the deferral date, executive’s retirement or a change in control of Oncor (as defined in the Salary Deferral Program).

Additionally, Oncor, at the direction of the O&C Committee, can make additional discretionary contributions into a Salary Deferral Program participant’s account.  Discretionary contributions made into a Salary Deferral Program participant’s account by Oncor vest as determined by the O&C Committee.

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

Potential Payments upon Termination or Change in Control

The tables and narrative below provide information for payments to Oncor’s Named Executive Officers (or, as applicable, enhancements to payments or benefits) in the event of termination including retirement, voluntary, for cause, death, disability, without cause or change in control of Oncor.  The amounts shown below assume that such a termination of employment and/or change in control occurred on December 31, 2016.

In 2016, all of our executive officers were eligible to receive benefits under the terms of the Change in Control Policy and the Severance Plan, as more fully described following the tables below.  In addition to the provisions of those plans, the Salary Deferral Program provides that all company-matching awards will become automatically vested in the event of a termination without cause following a change in control, death, disability or retirement.  The amounts listed in the tables below regarding the Salary Deferral Program only represent the immediate vesting of company matching contributions resulting from death, disability or a termination without cause following the occurrence of a change in control.  Vested amounts and contributions made to such plan by each Named Executive Officer are disclosed in the Nonqualified Deferred Compensation table above.  For a more detailed discussion of the Salary Deferral Program, see the Nonqualified Deferred Compensation table above and the narrative following the Nonqualified Deferred Compensation table.

Early retirement benefits under the Oncor Retirement Plan are available to all of our employees upon their attainment of age 55 and achievement of 15 years of accredited service.  Early retirement results in a retirement benefit payment reduction of 4 percent for each full year (and 0.333% for each additional full calendar month) between the date the participant retires and the date the participant would reach age 62.  Benefits under the Supplemental Retirement Plan are subject to the same age and service restrictions, but are only available to our executive officers and certain other key employees.  At December 31, 2016, Messrs. Clevenger and Nye were not eligible to retire because they had not met the age requirement.  Mr. Shapard participates in the cash balance component of the retirement plans, and because he has satisfied both the age requirement and 10 years of accredited service, he may withdraw his full account balances under each plan upon termination of his employment.  Messrs. Davis and Greer participate in the traditional defined benefit component of the retirement plans, and because they have satisfied both the age requirement and 15 years of accredited services, they are eligible to retire early upon termination of employment.    No additional potential payments will be triggered by any termination of employment or change in control, and as a result no amounts are reported in the tables below for such retirement plans.  For a more detailed discussion of the retirement plans, see the Pension Benefits table above and the narrative following the Pension Benefits table.

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

1.  Mr. Shapard

Potential Payments to Mr. Shapard Upon Termination ($)

Benefit	Retirement(1)	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(2)	Without Cause or For Good Reason in Connection with Change in Control(3)

Cash Severance	-	-	-	-	-	$3,744,811	$5,293,748
Executive Annual Incentive Plan	$646,938	-	-	$646,938	$646,938	-	-
Salary Deferral Program(4)	$419,801	-	-	$446,596	$446,596	-	$446,596
SARs Plan Dividends(5)	$5,768,361	$5,768,361	$5,768,361	$5,768,361	$5,768,361	$5,768,361	$5,768,361
Long-Term Incentive Plan(6)	$4,327,337	$2,064,000	-	$4,327,337	$4,327,337	$4,327,337	$4,327,337
Health & Welfare
− Medical/COBRA	-	-	-	-	-	$58,725	$58,725
− Dental/COBRA	-	-	-	-	-	$4,062	$4,062
Outplacement Assistance	-	-	-	-	-	$40,000	$40,000
Tax Gross Up	-	-	-	-	-	-	-
Totals	$11,162,437	$7,832,361	$5,768,361	$11,189,232	$11,189,232	$13,943,296	$15,938,829

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

(5)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable in accordance with the SARs Plan.  Amounts reported represent Mr. Shapard’s dividend account of $5,104,820 as of the SARs exercise, plus interest accumulated on his dividend account through December 31, 2016.

(6)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

2.  Mr. Davis

Potential Payments to Mr. Davis Upon Termination ($)

Benefit	Retirement(1)	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(2)	Without Cause or For Good Reason in Connection with Change in Control(3)

Cash Severance	-	-	-	-	-	$733,954	$2,454,816
Executive Annual Incentive Plan	$252,954	-	-	$252,954	$252,954	-	-
Salary Deferral Program(4)	$198,555	-	-	$242,140	$242,140	-	$242,140
SARs Plan Dividends(5)	$922,939	$922,939	$922,939	$922,939	$922,939	$922,939	$922,939
Long-Term Incentive Plan(6)	$1,234,138	$588,800	-	$1,234,138	$1,234,138	$1,234,138	$1,234,138
Health & Welfare
− Medical/COBRA	-	-	-	-	-	$26,287	$26,287
− Dental/COBRA	-	-	-	-	-	$1,773	$1,773
Outplacement Assistance	-	-	-	-	-	$25,000	$25,000
Tax Gross Up	-	-	-	-	-	-	-
Totals	$2,608,586	$1,511,739	$922,939	$2,652,171	$2,652,171	$2,944,091	$4,907,093

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

(5)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable in accordance with the SARs Plan. Amounts reported represent Mr. Davis’s dividend account of $816,771 as of the SARs exercise, plus interest accumulated on his dividend account through December 31, 2016.

(6)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

3.  Mr. Clevenger

Potential Payments to Mr. Clevenger Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	$706,558	$1,656,674
Executive Annual Incentive Plan	-	-	$243,558	$243,558	-	-
Salary Deferral Program(3)	-	-	$232,755	$232,755	-	$232,755
SARs Plan Dividends(4)	$922,939	$922,939	$922,939	$922,939	$922,939	$922,939
Long-Term Incentive Plan(5)	$566,720		$1,187,993	$1,187,993	$1,187,993	$1,187,993
Health & Welfare
− Medical/COBRA	-	-	-	-	$38,982	$38,982
− Dental/COBRA	-	-	-	-	$2,708	$2,708
Outplacement Assistance					$25,000	$25,000
Tax Gross Up	-	-	-	-	-	-
Totals	$1,489,659	$922,939	$2,587,245	$2,587,245	$2,884,180	$4,067,051

_________________

(1)	Reflects amounts payable pursuant to the Severance Plan.
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

(4)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable. Amounts reported represent Mr. Clevenger’s dividend account of $816,771 as of the SARs exercise, plus interest accumulated on his dividend account through December 31, 2016.

(5)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

4.  Mr. Greer

Potential Payments to Mr. Greer Upon Termination ($)

Benefit	Retirement(1)	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(2)	Without Cause or For Good Reason in Connection with Change in Control(3)

Cash Severance	-	-	-	-	-	$733,954	$1,720,862
Executive Annual Incentive Plan	$252,954	-	-	$252,954	$252,954	-	-
Salary Deferral Program(4)	$119,662	-	-	$216,256	$216,256	-	$216,256
SARs Plan Dividends(5)	$1,199,820	$1,199,820	$1,199,820	$1,199,820	$1,199,820	$1,199,820	$1,199,820
Long-Term Incentive Plan(6)	$1,234,138	$588,800	-	$1,234,138	$1,234,138	$1,234,138	$1,234,138
Health & Welfare
− Medical/COBRA	-	-	-	-	-	$39,150	$39,150
− Dental/COBRA	-	-	-	-	-	$2,693	$2,693
Outplacement Assistance						$25,000	$25,000
Tax Gross Up	-	-	-	-	-	-	-
Totals	$2,806,574	$1,788,620	$1,199,820	$2,903,168	$2,903,168	$3,234,755	$4,437,919

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

(5)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable in accordance with the SARs Plan. Amounts reported represent Mr. Greer’s dividend account of $1,061,802 as of the SARs exercise, plus interest accumulated on his dividend account through December 31, 2016.

(6)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

5.  Mr. Nye

Potential Payments to Mr. Nye Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	$793,396	$2,653,584
Executive Annual Incentive Plan	-	-	$273,396	$273,396	-	-
Salary Deferral Program(3)	-	-	$265,792	$265,792	-	$265,792
SARs Plan Dividends(4)	$283,229	$283,229	$283,229	$283,229	$283,229	$283,229
Long-Term Incentive Plan(5)	$655,040	-	$1,352,928	$1,352,928	$1,352,928	$1,352,928
Health & Welfare
− Medical/COBRA	-	-	-	-	$38,982	$38,982
− Dental/COBRA	-	-	-	-	$2,708	$2,708
Outplacement Assistance	-	-	-	-	$25,000	$25,000
Tax Gross Up(6)	-	-	-	-	-	$1,467,216
Totals	$938,269	$283,229	$2,175,345	$2,175,345	$2,496,243	$6,089,439

_________________

(1)	Reflects amounts payable pursuant to the Severance Plan.
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

(4)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable. Amounts reported represent Mr. Nye’s dividend account of $250,649 as of the SARs exercise, plus interest accumulated on his dividend account through December 31, 2016.

(5)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.
(6)

The Change in Control Policy provides that if any payments pursuant to the policy would be subject to an excise tax, unless certain conditions are met Oncor will pay the eligible executive a tax gross-up in an amount equal to the amount of the excise taxes and any income taxes on such income taxes. The amount reported reflects the excise tax and income taxes on such excise tax that Oncor would have been required to pay Mr. Nye under the Change in Control Policy as of December 31, 2016.

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

Long-Term Incentive Plan

For information concerning change of control and termination payouts for awards granted under the Long-Term Incentive Plan, see the narrative that follows the Grants of Plan- Based Awards – 2016 table.

Risk Assessment of Compensation Policies and Practices

The O&C Committee reviews the compensation policies and practices applicable to Oncor’s employees (both executive and non-executive) annually during the first quarter of the year in order to determine whether such compensation policies and practices create risks that are reasonably likely to have a material adverse effect on Oncor. In March 2017 the O&C Committee concluded that current compensatory policies and practices do not create risks that are reasonably likely to have a material adverse effect on Oncor.  In arriving at this conclusion, the O&C Committee discussed with management the various compensation policies and practices of the company and the compensation payable pursuant to each, and evaluated whether the compensation payable under each plan or policy could result in (i) incenting employees to take risks that could result in a material adverse effect to Oncor, or (ii) payments by the company significant enough to cause a material adverse effect to Oncor.

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

Director Compensation

The table below sets forth information regarding the aggregate compensation paid to the members of the board of directors during the fiscal year ended December 31, 2016.  Directors who are officers of Oncor and directors who are not independent directors (as defined in the Limited Liability Company Agreement) do not receive any fees for service as a director.  Oncor reimburses all directors for reasonable expenses incurred in connection with their services as directors.

Name	Director Fees Earned or Paid in Cash ($)	SARs Exercise Opportunity Interest Accrual on Dividends ($)(1)	Total ($)
James R. Adams (2)	$383,000	-	$383,000
Thomas M. Dunning (3)	$283,000	$769	$283,769
Robert A. Estrada (4)	$248,000	$192	$248,192
Rhys Evenden (5)	-	-	-
Thomas D. Ferguson	-	-	-
Printice L. Gary (6)	$253,000	-	$253,000
William T. Hill, Jr. (7)	$268,000	-	$268,000
Timothy A. Mack (8)	$233,000	-	$233,000
Robert S. Shapard(9)	-	(9)	(9)
Richard W. Wortham III (10)	$248,000	$384	$248,384
Kneeland Youngblood (11)	-	-	-
Steven J. Zucchet (12)	-	-	-

_______________

(1)

Under the Director SARs Plan, dividends that are paid in respect of Oncor membership interests while the SARs are outstanding are credited to the SARs holder’s account as if the SARs were units of Investment LLC, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control.  In November 2012 our board of directors accepted for early exercise all outstanding SARs issued under the Director SARs Plan upon the same terms as the SARs Exercise Opportunity offered to management.  As part of such exercise, each participant in the Director SARs Plan agreed that he would be entitled to no further dividend accruals after the date of such exercise, but that the dividend account would accumulate interest until such dividends became payable pursuant to the SARs Plan.  Amounts in this column include interest accruals in 2016 for each Director SARs Plan participant.

(2)

Mr. Adams’ “Fees Earned or Paid in Cash” column reflect the following fees, paid quarterly in arrears: (a) $38,250 for service as a director, (b) $37,500 for serving as our chairman, and (c) $20,000 for the extra service required of directors in 2016, as discussed in more detail in the narrative immediately following this table. Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

(3)

Mr. Dunning’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director, (b) $12,500 for serving as our lead independent director, and (c) $20,000 for the extra service required of directors in 2016, as discussed in more detail in the narrative immediately following this table. Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

(4)

Mr. Estrada’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director, (b) $3,750 for serving as chair of the Audit Committee of our board of directors, and (c) $20,000 for the extra service required of directors in 2016, as discussed in more detail in the narrative immediately following this table. Amounts do not include an additional

$17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.
(5)

Mr. Evenden joined our board of directors effective October 21, 2014, as one of the directors appointed by Texas Transmission pursuant to its rights set forth in the LLC Agreement. Mr. Evenden does not receive any compensation from Oncor for serving on our board of directors.

(6)

Mr. Gary’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director, (b) $5,000 for serving as a special independent director, and (c) $20,000 for the extra service required of directors in 2016, as discussed in more detail in the narrative immediately following this table.  Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

(7)

Mr. Hill’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director, (b) $5,000 for serving as a special independent director, (c) $3,750 for serving as chair of the Nominating & Governance Committee of our board of directors, and (d) $20,000 for the extra service required of directors in 2016, as discussed in more detail in the narrative immediately following this table. Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

(8)

Mr. Mack’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director and (b) $20,000 for the extra service required of directors in 2016, as discussed in more detail in the narrative immediately following this table.  Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

(9)

Mr. Shapard is our Chief Executive and is not compensated for serving on our board of directors. For Mr. Shapard’s 2016 compensation as our Chief Executive, see “Executive Compensation – Summary Compensation Table.”

(10)

Mr. Wortham’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director, (b) $3,750 for serving as chair of the O&C Committee of our board of directors, and (c) $20,000 for the extra service required of directors in 2016, as discussed in more detail in the narrative immediately following this table. Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

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

The O&C Committee determines compensation for independent directors that serve on the board of directors. All director fees are paid quarterly, in arrears.  Each of our independent directors serving in such role as of the end of each quarter of 2016 received a quarterly fee of $38,250 for service on our board of directors, and an additional quarterly fee of $4,250 for service on the Oncor Holdings’ board of directors.

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

Our independent directors may also receive an additional potential annual cash payment of up to $80,000, paid quarterly, in arrears, as may be determined in the discretion of the board of directors during the fourth quarter of each calendar year in recognition of the additional time commitments and responsibilities to Oncor business matters expected to be required of independent directors in the following calendar year. In the fourth quarter of each of 2013, 2014, 2015 and 2016, the board of directors approved such an additional annual cash payment to the independent directors for each of the 2014, 2015, 2016 and 2017 calendar years, respectively, each in the amount of $80,000, payable in four equal installments following the end of each calendar quarter in recognition of the additional time commitments and responsibilities expected to be required of them in that calendar year. Each of our independent directors serving in such role as of the end of each quarter of 2016 received an additional quarterly cash payment of $20,000, paid in arrears.

In October 2016, the O&C Committee engaged PricewaterhouseCoopers LLP to conduct competitive market analyses of independent directors compensation, using the same peer group and methodology used in the October 2016 analysis of executive compensation. See “Executive Compensation - Compensation Discussion and Analysis – Overview – Market Data” for a description of this peer group and methodology.  No changes to director compensation were made as a result of this review.

Our LLC Agreement provides that each of the Sponsor Group and Texas Transmission has the right to appoint two directors to our board of directors. None of those four director positions (currently held by Messrs. Evenden, Ferguson,  Zucchet and Youngblood) receives compensation from us for his service as a director.

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

In October 2016, we entered into an interest purchase agreement with T & D Equity Acquisition, LLC, a wholly-owned subsidiary of NEE, and Investment LLC pursuant to which T&D Equity Acquisition, LLC would purchase the 1,396,008 limited liability company interests that Investment LLC owns in Oncor in exchange for a purchase price of approximately $27 million (representing $19.29 per limited liability company interest).  The interest purchase agreement contains various conditions precedent to consummation of the transactions contemplated by the agreement, including the consummation of the transactions contemplated by the NEE Merger Agreement. For additional information regarding the NEE Merger Agreement, see Note 2 to Financial Statements. The interest purchase agreement requires that Oncor, as the managing member of Investment LLC, cause 90% of the purchase price paid by T&D Equity Acquisition, LLC to be distributed pro rata among the holders of Investment LLC’s Class B Interests. In addition, the interest purchase agreement provides that promptly following such distribution, and in any event no more than 90 days after the closing of the interest purchase, Oncor will elect to dissolve and liquidate Investment LLC, with all remaining assets of Investment LLC (including the remaining undistributed amounts of the purchase price paid by T&D Equity Acquisition, LLC) to be distributed pro rata among the holders of Investment LLC’s Class B Interests after all liabilities, claims and obligations of Investment LLC have been satisfied.

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

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED EQUITY HOLDER MATTERS

Equity Compensation Plan Information

The following table presents information concerning the SARs Plan and Director Stock Appreciation Rights Plan (collectively, the Plans) at December 31, 2016. In 2012, our board of directors accepted for early exercise all outstanding SARs issued under the Plans and effectively terminated further use of the Plans for SARs issuances. These Plans remain in effect solely for the limited purpose of the timing of certain payments related to the early exercise of all outstanding SARs. The early exercise was permitted by our board of directors pursuant to the provision of the SARs Plan that permits the board to accelerate the vesting and exercisability of SARs. The early exercise of SARs entitled each participant in the SARs Plan to: (1) an exercise payment (Exercise Payment) equal to the number of SARs exercised multiplied by the difference between $14.54 and the base price of the SARs (as stated in the award letter for each SARs grant); and (2) the accrual of interest on all dividends declared to date with respect to the SARs, but no further dividend accruals. Under both Plans, dividends that are paid in respect of Oncor membership interests while the SARs were outstanding were credited to the SARs holder’s account as if the SARs were units, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency, a change in control, or the exercise of the SARs. As part of their exercise agreements, participants in the Plans agreed that no further dividends would accrue, and that instead interest would accrue on all dividends declared to date, with both interest and dividend amounts becoming payable at the time dividends become payable pursuant to the terms of the Plans.

There were no SARs outstanding under either Plan in 2016, and our board of directors has indicated that it does not intend to issue SARs under either Plan in the future. For a discussion of the Plans and the 2012 exercise and settlement of all SARs, see “Executive Compensation — Compensation Discussion & Analysis — Compensation Elements — Long-Term Incentives — Stock Appreciation Rights Settlement,” “Executive Compensation – Director Compensation – Director SARs Plan Settlement,” and Note 11 to Financial Statements.

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

Our executive officers, certain key employees and independent members of our board of directors were given the option to purchase Class B Interests of Investment LLC in 2008, pursuant to the 2008 Management Investment Opportunity offered under the Equity Interests Plan.  Each participant in the 2008 Management Investment Opportunity purchased Class B Interests at a price of $10.00 per unit, which was the same price per unit as the price per unit paid by Texas Transmission in connection with its November 2008 investment in Oncor.  In August 2011, Mr. Nye purchased Class B Interests in Investment LLC for $12.25 per unit (the fair market value of the Class B Interests, as determined by our board of directors based on a third party independent analysis) pursuant to the 2011 Management Investment Opportunity.  Because the Class B Interests in each of the 2011 Management Investment Opportunity and the 2008 Management Investment Opportunity were purchased for fair market value, and it is expected that any future issuances under the Equity Interests Plan will be subject to the same purchase requirement, we do not consider the grants to be compensation.  Refer to “Directors, Executive Officers and Corporate Governance — Compensation Discussion and Analysis — Compensation Elements — Long Term Incentives — Equity Interests Plan and Management Investment Opportunity” and “Director Compensation – Purchases of Class B Interests” for a more detailed discussion of the Equity Interests Plan and Management Investment Opportunity.

Security Ownership of Equity Interests of Oncor of Certain Beneficial Owners and Management

The following table lists the number of limited liability company units (LLC Units) of Oncor beneficially owned by our directors and current executive officers and the holders of more than 5% of our LLC Units at March 9, 2017.  See Note 2 to Financial Statements for a discussion of the EFH Bankruptcy Proceedings and proposed changes in Oncor’s ownership in connection with such proceedings.  NEE and certain of its affiliates have entered into various agreements which, if successfully closed, would result in NEE indirectly owning 100% of the LLC Units of Oncor.    For more information regarding these agreements, see Note 2 to Financial Statements.

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

Name	Amount and Nature of Beneficial Ownership	Percent of Class

Oncor Electric Delivery Holdings Company LLC (1)(2)(3)(4)(5)	508,191,492	80.03%
Texas Transmission Investment LLC (6)(2)	125,412,500	19.75%
Name of Director or Executive Officer

James R. Adams	―	―
Don J. Clevenger (7)(2)	1,396,008	(11)
David M. Davis (7)(2)	1,396,008	(11)
Thomas M. Dunning (7)(2)	1,396,008	(11)
Robert A. Estrada (7)(2)	1,396,008	(11)
Rhys Evenden (8)	―	―
Thomas D. Ferguson (4)(2)	508,191,492	80.03%
Printice L. Gary	―	―
James A. Greer (7)(2)	1,396,008	(11)
William T. Hill, Jr.	―	―
Timothy A. Mack	―	―
Allen Nye, Jr. (7)(2)	1,396,008	(11)
Robert S. Shapard (7)(2)	1,396,008	(11)
Richard W. Wortham III (7)(2)	1,396,008	(11)
Kneeland Youngblood (9)	―	―
Steven J. Zucchet (10)	―	―
All current directors and executive officers as a group (19 persons)	509,587,500	80.25%

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

(2)

See Note 2 to Financial Statements for a discussion of the EFH Bankruptcy Proceedings and the proposed changes in the ownership of Oncor in connection with such proceedings. NEE and certain of its affiliates have entered into various agreements which, if successfully closed, would result in NEE indirectly owning 100% of the LLC Units of Oncor. For more information regarding these agreements, see Note 2 to Financial Statements.

(3)

The TPG Funds (as defined below) beneficially own 302,923,439.752 units of Texas Capital, representing 27.01% of the outstanding units, including (i) 271,639,218.931 units held by TPG Partners V, L.P., a Delaware limited partnership (TPG Partners V), whose general partner is TPG GenPar V, L.P., a Delaware limited partnership (TPG GenPar V), whose general partner is TPG GenPar V Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership (TPG Holdings), (ii) 29,999,994.650 units held by TPG Partners IV, L.P., a Delaware limited partnership (TPG Partners IV), whose general partner is TPG GenPar IV, L.P., a Delaware limited partnership, whose general partner is TPG GenPar IV Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings, (iii) 710,942.673 units held by TPG FOF V-A, L.P., a Delaware limited partnership (TPG FOF A), whose general partner is TPG GenPar V and (iv) 573,283.498 units held by TPG FOF V-B, L.P., a Delaware limited partnership (TPG FOF B and, together with TPG Partners V, TPG Partners IV and TPG FOF A, the TPG Funds), whose general partner is TPG GenPar V. The general partner of TPG Holdings is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (Group Advisors).  David Bonderman and James G. Coulter are sole shareholders of Group Advisors and may therefore be deemed to beneficially own the units held by the TPG Funds.  David Bonderman is also a manager of Texas Capital.  Messrs. Bonderman and Coulter disclaim beneficial ownership of the LLC Units held by Oncor Holdings except to the extent of their pecuniary interest therein.  The address of Group Advisors and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

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

(5)

KKR 2006 Fund L.P., KKR PEI Investments, L.P., KKR Partners III, L.P., KKR North American Co-Invest Fund I L.P., KKR Reference Fund Investments L.P. and TEF TFO Co-Invest, LP (collectively, KKR Entities) beneficially own 415,473,419.680 units of Texas Capital, representing 37.05% of the outstanding units.  The KKR Entities disclaim beneficial ownership of any of our LLC Units in which they do not have a pecuniary interest.  KKR & Co. L.P., as the holding company of affiliates that directly or indirectly control the KKR Entities, other than KKR Partners III, LP., may be deemed to share voting and dispositive power with respect to the LLC Units beneficially owned by such KKR Entities, but disclaims beneficial ownership of such LLC Units except to the extent of its pecuniary interest in those LLC Units.  As the designated members of KKR Management LLC (which is the general partner of KKR & Co. L.P.) and the managing members of KKR III GP LLC (which is the general partner of KKR Partners III, L.P.), Henry R. Kravis and George R. Roberts may be deemed to share voting and dispositive power with respect to the LLC Units beneficially owned by the KKR Entities but disclaim beneficial ownership of such LLC Units except to the extent of their pecuniary interest in those LLC Units.  The address of each entity and individual listed in this footnote, other than George R. Roberts, is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, New York 10019. The address of George R. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

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

(8)

Mr. Evenden is Head of Infrastructure – North America for GICSI and a Director of TTHC.  Mr. Evenden does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units held by Texas Transmission. The address of Mr. Evenden is c/o GIC Special Investments Pte Ltd, 280 Park Avenue, 9th Floor, New York, NY 10017.

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

Transactions with TCEH

TCEH is a related party.  As a result of the Vistra Spin-Off, TCEH’s operating subsidiaries, including Luminant and TXU Energy, ceased to be related parties as of October 3, 2016.  We recorded revenue from TCEH, principally for electricity delivery fees, which totaled $715 million for the period January 1, 2016 through October 2, 2016 and $955 million and $971 million for the years ended December 31, 2015 and 2014, respectively.  The fees are based on rates regulated by the PUCT that apply to all REPs.  These revenues included approximately $1 million for the period January 1, 2016 through October 2, 2016, $1 million for the year ended December 31, 2015 and $2 million for the year ended December 31, 2014 pursuant to a transformer maintenance agreement with TCEH.  The balance sheets at December 31, 2016 and 2015 both reflect accounts receivable from affiliates totaling zero and $118 million, respectively, primarily consisting of trade receivables from TCEH related to these electricity delivery fees.

Under Texas regulatory provisions, the trust fund for decommissioning Vistra’s (formerly TCEH) Comanche Peak nuclear generation facility is funded by a delivery fee surcharge we collected from REPs and remitted monthly to TCEH.  Delivery fee surcharges totaled $15 million for the period January 1, 2016 through October 2, 2016 and $17 million for the years  ended December 31, 2015 and 2014.  Our sole obligation with regard to nuclear decommissioning is as the collection agent of funds charged to ratepayers for nuclear decommissioning activities.  If, at the time of decommissioning, actual decommissioning costs exceed available trust funds, we would not be obligated to pay any shortfalls but would be required to collect any rates approved by the PUCT to recover any additional decommissioning costs.  Further, if there were to be a surplus when decommissioning is complete, such surplus would be returned to ratepayers under terms prescribed by the PUCT. Effective with the Vistra Spin-Off effective October 3, 2016, we remit the decommissioning delivery fee surcharges to Vistra.

Our PUCT-approved tariffs include requirements to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Bondco.  Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH was required to post collateral support in an amount equal to estimated transition charges over specified time periods.  Accordingly, at December 31, 2015, TCEH had posted letters of credit in the amount of $6 million.  No letters of credit were posted at December 31, 2016 since the transition bonds were paid off during 2016.

Services Provided by EFH Subsidiaries

EFH Corp. subsidiaries charge us for certain administrative services at cost.  These costs, which are reported in operation and maintenance expenses, totaled $1 million, $17 million and $32 million for the years ended December 31, 2016, 2015 and 2014, respectively, and include the administrative fees paid to EFH Corp. as discussed under “Health and Welfare Benefit Agreements” below.

Services Provided to EFH Subsidiaries

Subsidiaries of EFH Corp. paid us $215,000,  $939,000 and $303,000 for the years ended December 31, 2016, 2015 and 2014, respectively, with respect to services we provided to EFH Corp. subsidiaries (excluding revenue, including electricity delivery fees, collected from TCEH).  These services included relocations, various studies and other services for the years ended December 31, 2016, 2015 and 2014.

Real Estate Transactions/Shared Facilities

We and EFH Corp. subsidiaries also bill each other for shared facilities.  Our payments to EFH Corp. and/or its subsidiaries with respect to shared facilities (including lease payments, utilities and telecommunications equipment) totaled $3 million for the year ended December 31, 2016 and $4 million for each of the years ended December 31, 2015 and 2014.  Payments we received from EFH Corp. and/or its subsidiaries with respect to shared facilities totaled $1 million for the year ended December 31, 2016 and $2 million for each of the years ended December 31, 2015 and 2014.

Pension and OPEB Plans

We sponsor the Oncor Retirement Plan and also have liabilities under the Vistra Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code), and are subject to the provisions of ERISA.  Employees do not contribute to either plan.

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

Until July 1, 2014, we also participated in the health care and life insurance benefit plan, the EFH OPEB Plan, offered by EFH Corp. to eligible employees of EFH Corp. and its subsidiaries and their eligible dependents upon the retirement of such employees from us.  See “Health and Welfare Benefit Agreements” below regarding the transfer of retirees from the EFH OPEB Plan to the Oncor OPEB Plan effective July 1, 2014).  In 2016, 2015 and 2014, we made cash contributions to the Vistra Retirement Plan trust totaling zero million, $51 million and $64 million, respectively. We made contributions to the EFH OPEB plan totaling $7 million in 2014.  These amounts represent our obligations for certain employees of EFH Corp.’s predecessor at the time of deregulation of the Texas electricity market.  PURA allows for our recovery of those costs and, as a result, in 2005 we entered into an agreement with EFH Corp.’s predecessor to assume those costs.

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

In April 2014, in connection with our withdrawal from the EFH Corp. health and welfare program, we entered into an agreement with EFH Corp. pursuant to which we agreed to transfer to the new Oncor retiree benefit plan effective July 1, 2014 certain current and future retirees of Oncor and EFH Corp. whose employment included service with both Oncor (or a predecessor regulated electric business) and a non-regulated business of EFH Corp.    Pursuant to that agreement, EFH reimbursed us $179,000 and zero with respect to its portion of the liability for retiree benefits under the Oncor OPEB Plan for 2015 and the period from July 1, 2014 to December 31, 2014, respectively.  In addition, the agreement provides that EFH Corp. will pay us an annual administration fee of $60,000, payable on the first day of the applicable plan year, for our administrative services relating to the plan.  In addition, the agreement provides that effective January 1, 2016, the $60,000 annual fee shall be increased each year by the percentage increase in the Consumer Price Index for the preceding year.  These administration fees will be reported in “Services Provided to EFH Subsidiaries” above.  In connection with the Vistra Spin-Off, Vistra assumed EFH Corp.’s retiree welfare benefit obligations. In October 2016, we entered into an amended and restated Split Participant Agreement (Amended and Restated Split Participant Agreement) with an affiliate of Vistra.  The Amended and Restated Split Participant Agreement does not provide for payment of an annual administration fee. Pursuant to the Amended and Restated Split Participant Agreement, Vistra will reimburse Oncor for its portion of the liability for retiree benefits under the OPEB Plan.

Until December 31, 2014, Oncor employees participated in the EFH Thrift Plan, a defined contribution plan. Effective January 1, 2015, Oncor established the Oncor Thrift Plan as a spin off from the EFH Thrift Plan. Pursuant to an agreement between Oncor and EFH, all assets relating to the thrift plan accounts of Oncor participants were transferred from the EFH Thrift Plan to the Oncor Thrift Plan in January 2015.

Potential Exposure in the EFH Bankruptcy Proceedings

On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries that are members of the Texas Holdings Group, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed in Note 1 to Financial Statements mitigate our potential exposure to the EFH Bankruptcy Proceedings.

See Note 2 for a discussion of the potential impacts of the EFH Bankruptcy Proceedings on our financial statements.

Agreements with Oncor Members

Tax-Sharing Agreement

We are not a member of EFH Corp.’s consolidated tax group, but EFH Corp.’s consolidated federal income tax return includes EFH Corp.’s portion of our results due to EFH Corp.’s equity ownership in us.  Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., we are generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return.  For periods prior to the tax sharing agreement (entered into in October 2007 and amended and restated in November 2008), we are responsible for our share of redetermined tax liability for the EFH Corp. consolidated tax group.  EFH Corp. also includes our results in its consolidated Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return.  See discussion in Note 1 under “Provision in Lieu of Income Taxes.”  Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members.    In the unlikely event such amounts are not paid under the tax sharing agreement, it is probable that they would be reimbursed to rate payers.

At December 31, 2016, we had receivables from members under the agreement related to federal income taxes totaling $80 million ($62 million due from EFH Corp. and $18 million due from Texas Transmission and Investment LLC) and a current Texas margin tax payable to EFH Corp. totaling $20 million.  At December 31, 2015, we had receivables from members under the agreement related to federal income taxes totaling $136 million ($109 million due from EFH Corp. and $27 million due from Texas Transmission and Investment LLC) and a current Texas margin tax payable to EFH Corp. totaling $20 million.

We made in lieu of income tax payments totaling $20 million (no income tax-related payments to members other than EFH Corp.) in the year ended December 31, 2016.

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

Transactions with Portfolio Companies of Certain of our Beneficial Owners

The beneficial owners of the Sponsor Group and Texas Transmission include private equity companies and hedge funds who make equity investments in multiple companies (Portfolio Companies) in the ordinary course of their business.  We have in the past entered into, and may continue to enter into, transactions with Portfolio Companies or their affiliates, which may result in revenues to members of the Sponsor Group or the beneficial owners of Texas Transmission in excess of $120,000 annually.  For example, KKR, a member of the Sponsor Group, acquired 16.6% of the beneficial ownership of Willbros Group, Inc. in March 2015. We paid subsidiaries of Willbros Group, Inc. approximately $188.35 million and $174.16 in 2016 and 2015, respectively, for transmission and distribution construction services.  We are also party to an agreement with NorthgateArinso, Inc. (“NGA”) for human resources services and software solutions, and paid NGA $3,182,627, $3,141,784 and $1,619,690 in 2016, 2015 and 2014, respectively.  Goldman, Sachs & Co. (“Goldman”), a member of the Sponsor Group, beneficially owns a majority of the outstanding equity of NGA.  KKR beneficially owned a majority of the outstanding equity of NGA prior to Goldman’s acquisition of a majority of NGA’s equity.  These transactions with subsidiaries of Willbros Group, Inc. and NGA were ratified by our Audit Committee in accordance with our related party transactions policy.

Transactions with Officers and Directors

SARs Exercise Agreements

In November 2012, our board of directors accepted for early exercise all outstanding SARs issued under the SARs Plan and the Director SARs Plan. The early exercise was completed pursuant to the provision of the plans that permits the board to accelerate the vesting and exercisability of SARs.  Each of our executive officers and certain of our independent directors (currently Messrs. Dunning, Estrada and Wortham) were participants in the SARs early exercise in 2012. In connection with the early exercise, each participant in the plans entered into an exercise agreement that entitled each participant to: (1) an exercise payment (Exercise Payment) equal to the number of SARs exercised multiplied by the difference between $14.54 and the base price of the SARs (as stated in the award letter for each SARs grant); and (2) the accrual of interest on all dividends declared to date with respect to the SARs, but no further dividend accruals.  As a result of the early exercise, in 2012 we paid an aggregate of approximately $64 million related to Exercise Payments ($57 million charged to expense), $35 million of which was attributable to our executive officers and $250,000 of which was attributable to independent directors that participated in the Director SARs Plan.  We also began accruing interest on approximately $18 million in aggregate dividends. The dividends and interest are payable when dividends would become payable under the SARs Plan, which is generally upon a participant’s death, disability, separation from service, unforeseeable emergency, or a change in control, each as defined by section 409A of the Internal Revenue Code.    In the years ended December 31, 2016, 2015 and 2014, we recognized $718,000,  $713,000 and $731,000, respectively, in accretion and interest related to dividends with respect to executive officers’ dividend accounts, and $3,000 for each of those years with respect to Director SARs Plan accounts.

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

Management Investment Opportunity

Each executive officer participating in the Management Investment Opportunity entered into a management stockholder’s agreement and sale participation agreement with us. Each director that purchased Class B Interests of Investment LLC in 2009 entered into a director stockholder’s agreement and a sale participation agreement with us. Currently, each of our executive officers is a party to a management stockholder’s agreement and a sale participation agreement, and each of Messrs. Dunning, Estrada and Wortham is a party to a director stockholder’s agreement and a sale participation agreement.  The terms of these agreements, which were approved by the O&C Committee, are detailed below.  For more information on the Management Investment Opportunity, see “Executive Compensation – Compensation Discussion and Analysis – Compensation Elements – Long-term Incentives – Equity Interests Plan and Management Investment Opportunity” and “Director Compensation – Purchases of Class B Interests”.

In October 2016, we entered into an interest purchase agreement with T & D Equity Acquisition, LLC, a wholly-owned subsidiary of NEE, and Investment LLC pursuant to which T&D Equity Acquisition, LLC would purchase the 1,396,008 limited liability company interests that Investment LLC owns in Oncor in exchange for a purchase price of approximately $27 million (representing $19.29 per limited liability company interest).  The interest purchase agreement contains various conditions precedent to consummation of the transactions contemplated by the agreement, including the consummation of the transactions contemplated by the NEE Merger Agreement. For additional information regarding the

NEE Merger Agreement, see Note 2 to Financial Statements. The interest purchase agreement requires that Oncor, as the managing member of Investment LLC, cause 90% of the purchase price paid by T&D Equity Acquisition, LLC to be distributed pro rata among the holders of Investment LLC’s Class B Interests. In addition, the interest purchase agreement provides that promptly following such distribution, and in any event no more than 90 days after the closing of the interest purchase, Oncor will elect to dissolve and liquidate Investment LLC, with all remaining assets of Investment LLC (including the remaining undistributed amounts of the purchase price paid by T&D Equity Acquisition, LLC) to be distributed pro rata among the holders of Investment LLC’s Class B Interests after all liabilities, claims and obligations of Investment LLC have been satisfied.

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

Mr. Adams is our Chairman of the Board, and presides at all meetings of our board of directors. Mr. Adams was appointed Chairman of the Board effective July 2015. Mr. Dunning is the Lead Independent Director of our board of directors and has served in such role since July 2010. The Lead Independent Director performs such duties and responsibilities as may be specified by the board.

Our board of directors has designated an Audit Committee, Nominating and Governance Committee and Organization and Compensation Committee to exercise certain powers and authorities of the board of the directors.  Members of these committees are not required by our Limited Liability Company Agreement or board of directors to meet any independence standards.  Mr. Zucchet has served on the Organization and Compensation Committee since May 2010 and was also appointed to the Nominating and Governance Committee effective February 2011.  Mr. Ferguson, originally appointed to the Nominating and Governance Committee effective February 2011, was removed from such committee and appointed to the Organization and Compensation Committee effective July 29, 2015.  Mr. Evenden, who was appointed by Texas Transmission to our board of directors in October 2014, was appointed to the Audit Committee effective October 2014.  Mr. Youngblood, who was appointed to our board of directors by Oncor Holdings at the direction of EFIH in March 2015, was appointed to the Audit Committee effective July 29, 2015.  None of Messrs. Evenden, Ferguson, Youngblood or Zucchet qualifies as an independent director for purposes of our Limited Liability Company Agreement.

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

Our Audit Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules.  All services performed in 2016 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (Deloitte & Touche) were pre-approved by our Audit Committee.

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

For the years ended December 31, 2016 and 2015, fees billed (in U.S. dollars) to us by Deloitte & Touche were as follows:
	Years Ended December 31,
	2016	2015
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$2,622,000	$2,687,000
Audit-Related Fees. Fees for services including internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.	130,000	210,000
Tax Fees. Fees for tax compliance, tax planning and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	-	-
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, and litigation and rate review assistance.	-	-
Total	$2,752,000	$2,897,000

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b)Exhibits:

Exhibits	Previously Filed With File Number*	Filed As Exhibit
3(i)	Articles of Incorporation
3(a)	333-100240 Form 10-Q (filed November 14, 2007)	3(a)	—	Certificate of Formation of Oncor Electric Delivery Company LLC.
3(ii)	By-laws
3(b)	333-100240 Form 10-Q (filed November 6, 2008)	3(a)	—

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

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.
4(a)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.
4(b)	001-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(c)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2012 and 7.000% Senior Notes due 2032.

Exhibits	Previously Filed With File Number*	Filed As Exhibit
4(d)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2015 and 7.250% Senior Notes due 2033.
4(e)	333-100240 Form 10-Q (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated May 15, 2008, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(f)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.
4(g)	333-100240 Form 10-Q (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated May 15, 2008, to Indenture and Deed of Trust, dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(h)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 5% Debentures due 2007 and 7% Debentures due 2022.
4(i)	333-100240 Form 8-K (filed September 9, 2008)	4.1	—

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

Exhibits	Previously Filed With File Number*	Filed As Exhibit
4(n)	333-100240 Form 8-K (filed September 3, 2010)	10.1	—

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

4(p)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer’s Certificate, dated September 13, 2010, establishing the terms of Oncor’s 5.25% Senior Secured Notes due 2040.
4(q)	333-100240 Form 8-K (filed October 12, 2010)	4.1	—	Officer’s Certificate, dated October 8, 2010, establishing the terms of Oncor’s 5.00% Senior Secured Notes due 2017 and 5.75% Senior Secured Notes due 2020.
4(r)	333-100240 Form 8-K (filed October 12, 2010)	4.2		Registration Rights Agreement, dated October 8, 2010, among Oncor and the dealer managers named therein
4(s)	333-100240 Form 8-K (filed November 23, 2011)	4.1	—	Officer’s Certificate, dated November 23, 2011, establishing the terms of Oncor’s 4.55% Senior Secured Notes due 2041.
4(t)	333-100240 Form 8-K (filed May 18, 2012)	4.1	—	Officer’s Certificate, dated May 18, 2012, establishing the terms of Oncor’s 4.10% Senior Secured Notes due 2022 and Oncor’s 5.30% Senior Secured Notes due 2042.
4(u)	333-100240 Form 8-K (filed May 13, 2014)	4.1	—	Officer’s Certificate dated May 13, 2014, establishing the terms of Oncor’s 2.15% Senior Secured Notes due 2019.
4(v)	333-100240 Form 8-K (filed March 30, 2015)	4.1	—	Officer’s Certificate, dated March 24, 2015, establishing the terms of 2.950% Senior Secured Notes due 2025 and 3.750% Senior Secured Notes due 2045.
4(w)	333-100240 Form 8-K (filed March 30, 2015)	4.2	—

Registration Rights Agreement, dated March 24, 2015 among Oncor and the representatives of the initial purchasers of Oncor’s 2.950% Senior Secured Notes due 2025 and 3.750% Senior Secured Notes due 2045.

4(x)	333-100240 Form 8-K (filed August 24, 2016)	4.1	—	Registration Rights Agreement, dated August 18, 2016 among Oncor and the representatives of the initial purchasers of the 3.750% Senior Secured Notes due 2045.
(10)	Material Contracts.
	Management Contracts; Compensatory Plans, Contracts and Arrangements
10(a)	333-100240 Form 8-K (filed October 7, 2013)	10.1	—	Form of Director and Officer Indemnification Agreement.

Exhibits	Previously Filed With File Number*	Filed As Exhibit
10(b)	333-100240 Form 8-K (filed February 23, 2009)	10.1	—	Form of Management Stockholder Agreement (Senior Management Form).
10(c)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(l)	—	Form of Director Stockholder’s Agreement.
10(d)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(m)	—	Form of Director Sale Participation Agreement.
10(e)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(n)	—	Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan.
10(f)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(o)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Director Stock Appreciation Rights Plan.
10(g)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(p)	—	2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its affiliates.
10(h)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(q)	—	Form of Sale Participation Agreement (Management Form).
10(i)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(r)	—	Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan.
10(j)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(s)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Stock Appreciation Rights Plan.
10(k)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(p)	—	Oncor Salary Deferral Program.
10(l)	333-100240 Form 10-K (filed February 27, 2015	10(y)	—	Amendment No. 1 to the Salary Deferral Program, effective as of February 25, 2015.
10(m)	333-100240 Form 8-K (filed October 24, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Second Amended and Restated Executive Change in Control Policy.
10(n)	333-100240 Form 10-Q (filed July 31, 2015)	10(a)	—	Oncor Electric Delivery Company LLC Third Amended and Restated Executive Change in Control Policy.
10(o)	333-100240 Form 10-Q (filed August 1, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Severance Plan and Summary Plan Description.

Exhibits	Previously Filed With File Number*	Filed As Exhibit
10(p)	333-100240 Form 10-Q (filed July 29, 2011)	10(a)	—	Oncor Electric Delivery Company LLC Third Amended and Restated Executive Annual Incentive Plan.
10(q)	333-100240 Form 8-K (filed March 30, 2015)	10.1	—	Oncor Electric Delivery Company LLC Fourth Amended and Restated Executive Annual Incentive Plan.
10(r)	333-100240 Form 10-K (filed February 19, 2013)	10(t)	—	Oncor Electric Delivery Company LLC Long-Term Incentive Plan.
10(s)	333-100240 Form 10-K (filed February 19, 2013)	10(u)	—	Form of Oncor Electric Delivery Company LLC Long-Term Incentive Plan Award Agreement.
10(t)	333-100240 Form 8-K (filed March 30, 2015)	10.2	—	Oncor Electric Delivery Company LLC Form of Long-Term Incentive Plan Award Agreement for performance periods beginning on or after January 1, 2015.
10(u)	333-100240 Form 10-K (filed February 19, 2013)	10(s)	—	Retention Agreement, effective as of February 12, 2013, between Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.
10(v)	333-100240 Form 8-K (filed February 20, 2015)	10.1	—	Retention Agreement, effective as of February 17, 2015, between Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.
10(w)	333-100240 Form 10-K (filed February 19, 2010)	10(r)	—	Oncor Split-Dollar Life Insurance Program.
10(x)	333-100240 Form 10-Q (filed May 4, 2016)	10(a)	—	Oncor Supplemental Retirement Plan, as amended
10(y)	333-100240 Form 8-K (filed October 31, 2016)	10(a)	—	Executive Employment Agreement, dated as of October 29, 2016, by and among Oncor Electric Delivery Holdings Company LLC, Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.
10(z)	333-100240 Form 8-K (filed October 31, 2016)	10(b)	—	Interest Purchase Agreement, dated as of October 29, 2016, by and among T & D Equity Acquisition, LLC, Oncor Management Investment LLC and Oncor Electric Delivery Company LLC.

Exhibits	Previously Filed With File Number*	Filed As Exhibit
	Credit Agreements
10(aa)	333-100240 Form 8-K (filed October 11, 2011)	10.1	—

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

10(ab)	333-100240 Form 8-K (filed May 15, 2012)	10.1	—

Joinder Agreement, dated as of May 15, 2012, by and among Oncor, as Borrower, JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement, swingline lender and fronting bank, Barclays Bank PLC, Bank of America, N.A., Citibank, N.A. and The Royal Bank of Scotland PLC, as fronting banks, and each party identified as an “Incremental Lender” on the signature pages thereto.

10(ac)	333-100240 Form 8-K (filed October 8, 2015)	10(a)

Extension Agreement, dated October 2, 2015, to that certain Amended and Restated Revolving Credit Agreement by and among Oncor Electric Delivery Company LLC, as the borrower, the banks and other financial institutions party thereto as Lenders, JPMorgan Chase Bank, N.A., as the Agent, the Swingline Lender and a Fronting Bank, and the other Fronting Banks party thereto.

10(ad)	333-100240 Form 8-K (filed October 7, 2016)	10(a)

Extension Agreement, dated October 3, 2016, to that certain Amended and Restated Revolving Credit Agreement by and among Oncor Electric Delivery Company LLC, as the borrower, the banks and other financial institutions party thereto as Lenders, JPMorgan Chase Bank, N.A., as the Agent, the Swingline Lender and a Fronting Bank, and the other Fronting Banks party thereto

Exhibits	Previously Filed With File Number*	Filed As Exhibit
Other Material Contracts
10(ae)	333-100240 2004 Form 10-K (filed March 23, 2005)	10(i)	—

Agreement, dated as of March 10, 2005, by and between Oncor Electric Delivery Company LLC and TXU Energy Company LLC allocating to Oncor Electric Delivery Company LLC the pension and post-retirement benefit costs for all Oncor Electric Delivery LLC employees who had retired or had terminated employment as vested employees prior to January 1, 2002.

10(af)	333-100240 Form 10-Q (filed November 6, 2008)	10(b)	—

Amended and Restated Tax Sharing Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Oncor Management Investment LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(ag)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUCT in Docket No. 34077.
10(ah)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(fff)	—	Amendment to Stipulation Regarding Section 1, Paragraph 35 and Exhibit B in Docket No. 34077.
10(ai)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(ae)	—	PUCT Order on Rehearing in Docket No. 34077.
(12)	Statement Regarding Computation of Ratios.
12(a)		12(a)	—	Computation of Ratio of Earnings to Fixed Charges for the Years Ended December 31, 2016, 2015, 2014, 2013, and 2012.
(21)	Subsidiaries of the Registrant.
21(a)			—	Subsidiaries of Oncor Electric Delivery Company LLC.
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits	Previously Filed With File Number*	Filed As Exhibit
(32)	Section 1350 Certifications.
32(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99(a)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	—	Financing Order.
99(b)	333-91935 Form S-3 (filed July 1, 2003)	99(b)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated May 21, 2002.
99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(c)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated February 18, 2000.
99(d)	333-100240 Form 8-K (filed August 31, 2015)	99.1	—

Letter Agreement, dated August 28, 2015, by and among Ovation Acquisition I, L.L.C., Ovation Acquisition II, L.L.C., Oncor Electric Delivery Holdings Company LLC and Oncor Electric Delivery Company LLC.

99(e)	333-100240 Form 8-K (filed August 10, 2016)	99.1	—	Letter Agreement, dated August 4, 2016, by and among NextEra Energy, Inc., EFH Merger Co., LLC, Oncor Electric Delivery Holdings Company LLC and Oncor Electric Delivery Company LLC.
(101)	Interactive Data File.
101.INS			—	XBRL Instance Document
101.SCH			—	XBRL Taxonomy Extension Schema Document
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

*    Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

00
ONCOR ELECTRIC DELIVERY COMPANY LLC

Date: March 9, 2017
By /s/ ROBERT S. SHAPARD
(Robert S. Shapard, Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date
/s/	ROBERT S. SHAPARD	Principal Executive	March 9, 2017
	(Robert S. Shapard, Chief Executive)	Officer and Director

/s/	DAVID M. DAVIS	Principal Financial Officer	March 9, 2017
(David M. Davis, Senior Vice President and Chief Financial Officer)

/s/	RICHARD C. HAYS	Principal Accounting Officer	March 9, 2017
(Richard C. Hays, Controller)

/s/	JAMES R. ADAMS	Director and Chairman of our	March 9, 2017
	(James R. Adams)	Board of Directors

/s/	THOMAS M. DUNNING	Director	March 9, 2017
(Thomas M. Dunning)

/s/	ROBERT A. ESTRADA	Director	March 9, 2017
(Robert A. Estrada)

/s/	RHYS EVENDEN	Director	March 9, 2017
(Rhys Evenden)

/s/	THOMAS D. FERGUSON	Director	March 9, 2017
(Thomas D. Ferguson)

/s/	PRINTICE L. GARY	Director	March 9, 2017
(Printice L. Gary)

/s/	WILLIAM T. HILL, JR.	Director	March 9, 2017
(William T. Hill, Jr.)

/s/	TIMOTHY A. MACK	Director	March 9, 2017
(Timothy A. Mack)

/s/	RICHARD W. WORTHAM III	Director	March 9, 2017
(Richard W. Wortham III)

/s/	KNEELAND YOUNGBLOOD	Director	March 9, 2017
(Kneeland Youngblood)

/s/	STEVEN J. ZUCCHET	Director	March 9, 2017
(Steven J. Zucchet)

EXHIBIT INDEX

Exhibits	Previously Filed With File Number*	Filed As Exhibit
3(i)	Articles of Incorporation
3(a)	333-100240 Form 10-Q (filed November 14, 2007)	3(a)	—	Certificate of Formation of Oncor Electric Delivery Company LLC.
3(ii)	By-laws
3(b)	333-100240 Form 10-Q (filed November 6, 2008)	3(a)	—

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

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.
4(a)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.
4(b)	001-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(c)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2012 and 7.000% Senior Notes due 2032.
4(d)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2015 and 7.250% Senior Notes due 2033.
4(e)	333-100240 Form 10-Q (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated May 15, 2008, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

EXHIBIT INDEX

Exhibits	Previously Filed With File Number*	Filed As Exhibit
4(f)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.
4(g)	333-100240 Form 10-Q (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated May 15, 2008, to Indenture and Deed of Trust, dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(h)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 5% Debentures due 2007 and 7% Debentures due 2022.
4(i)	333-100240 Form 8-K (filed September 9, 2008)	4.1	—

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

EXHIBIT INDEX

Exhibits	Previously Filed With File Number*	Filed As Exhibit
4(o)	333-100240 Form 8-K (filed November 15, 2011)	10.1	—

Third Amendment to Deed of Trust, Security Agreement and Fixture Filing dated as of November 10, 2011 by and between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to the Bank of New York Mellon, formerly The Bank of New York), as Collateral Agent.

4(p)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer’s Certificate, dated September 13, 2010, establishing the terms of Oncor’s 5.25% Senior Secured Notes due 2040.
4(q)	333-100240 Form 8-K (filed October 12, 2010)	4.1	—	Officer’s Certificate, dated October 8, 2010, establishing the terms of Oncor’s 5.00% Senior Secured Notes due 2017 and 5.75% Senior Secured Notes due 2020.
4(r)	333-100240 Form 8-K (filed October 12, 2010)	4.2	—	Registration Rights Agreement, dated October 8, 2010, among Oncor and the dealer managers named therein
4(s)	333-100240 Form 8-K (filed November 23, 2011)	4.1	—	Officer’s Certificate, dated November 23, 2011, establishing the terms of Oncor’s 4.55% Senior Secured Notes due 2041.
4(t)	333-100240 Form 8-K (filed May 18, 2012)	4.1	—	Officer’s Certificate, dated May 18, 2012, establishing the terms of Oncor’s 4.10% Senior Secured Notes due 2022 and Oncor’s 5.30% Senior Secured Notes due 2042.
4(u)	333-100240 Form 8-K (filed May 13, 2014)	4.1	—	Officer’s Certificate dated May 13, 2014, establishing the terms of Oncor’s 2.15% Senior Secured Notes due 2019.
4(v)	333-100240 Form 8-K (filed March 30, 2015)	4.1	—	Officer’s Certificate, dated March 24, 2015, establishing the terms of 2.950% Senior Secured Notes due 2025 and 3.750% Senior Secured Notes due 2045.
4(w)	333-100240 Form 8-K (filed March 30, 2015)	4.2	—

Registration Rights Agreement, dated March 24, 2015 among Oncor and the representatives of the initial purchasers of Oncor’s 2.950% Senior Secured Notes due 2025 and 3.750% Senior Secured Notes due 2045.

4(x)	333-100240 Form 8-K (filed August 24, 2016)	4.1	—	Registration Rights Agreement, dated August 18, 2016 among Oncor and the representatives of the initial purchasers of the 3.750% Senior Secured Notes due 2045.
(10)	Material Contracts.
	Management Contracts; Compensatory Plans, Contracts and Arrangements
10(a)	333-100240 Form 8-K (filed October 7, 2013)	10.1	—	Form of Director and Officer Indemnification Agreement.

EXHIBIT INDEX

Exhibits	Previously Filed With File Number*	Filed As Exhibit
10(b)	333-100240 Form 8-K (filed February 23, 2009)	10.1	—	Form of Management Stockholder Agreement (Senior Management Form).
10(c)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(l)	—	Form of Director Stockholder’s Agreement.
10(d)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(m)	—	Form of Director Sale Participation Agreement.
10(e)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(n)	—	Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan.
10(f)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(o)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Director Stock Appreciation Rights Plan.
10(g)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(p)	—	2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its affiliates.
10(h)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(q)	—	Form of Sale Participation Agreement (Management Form).
10(i)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(r)	—	Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan.
10(j)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(s)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Stock Appreciation Rights Plan.
10(k)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(p)	—	Oncor Salary Deferral Program.
10(l)	333-100240 Form 10-K (filed February 27, 2015	10(y)	—	Amendment No. 1 to the Salary Deferral Program, effective as of February 25, 2015.
10(m)	333-100240 Form 8-K (filed October 24, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Second Amended and Restated Executive Change in Control Policy.
10(n)	333-100240 Form 10-Q (filed July 31, 2015)	10(a)	—	Oncor Electric Delivery Company LLC Third Amended and Restated Executive Change in Control Policy.

EXHIBIT INDEX

Exhibits	Previously Filed With File Number*	Filed As Exhibit
10(o)	333-100240 Form 10-Q (filed August 1, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Severance Plan and Summary Plan Description.
10(p)	333-100240 Form 10-Q (filed July 29, 2011)	10(a)	—	Oncor Electric Delivery Company LLC Third Amended and Restated Executive Annual Incentive Plan.
10(q)	333-100240 Form 8-K (filed March 30, 2015)	10.1	—	Oncor Electric Delivery Company LLC Fourth Amended and Restated Executive Annual Incentive Plan.
10(r)	333-100240 Form 10-K (filed February 19, 2013)	10(t)	—	Oncor Electric Delivery Company LLC Long-Term Incentive Plan.
10(s)	333-100240 Form 10-K (filed February 19, 2013)	10(u)	—	Form of Oncor Electric Delivery Company LLC Long-Term Incentive Plan Award Agreement.
10(t)	333-100240 Form 8-K (filed March 30, 2015)	10.2	—	Oncor Electric Delivery Company LLC Form of Long-Term Incentive Plan Award Agreement for performance periods beginning on or after January 1, 2015.
10(u)	333-100240 Form 10-K (filed February 19, 2013)	10(s)	—	Retention Agreement, effective as of February 12, 2013, between Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.
10(v)	333-100240 Form 8-K (filed February 20, 2015)	10.1	—	Retention Agreement, effective as of February 17, 2015, between Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.
10(w)	333-100240 Form 10-K (filed February 19, 2010)	10(r)	—	Oncor Split-Dollar Life Insurance Program.
10(x)	333-100240 Form 10-Q (filed May 4, 2016)	10(a)	—	Oncor Supplemental Retirement Plan, as amended
10(y)	333-100240 Form 8-K (filed October 31, 2016)	10(a)	—	Executive Employment Agreement, dated as of October 29, 2016, by and among Oncor Electric Delivery Holdings Company LLC, Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.
10(z)	333-100240 Form 8-K (filed October 31, 2016)	10(b)	—	Interest Purchase Agreement, dated as of October 29, 2016, by and among T & D Equity Acquisition, LLC, Oncor Management Investment LLC and Oncor Electric Delivery Company LLC.

EXHIBIT INDEX

Exhibits	Previously Filed With File Number*	Filed As Exhibit
	Credit Agreements
10(aa)	333-100240 Form 8-K (filed October 11, 2011)	10.1	—

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

10(ab)	333-100240 Form 8-K (filed May 15, 2012)	10.1	—

Joinder Agreement, dated as of May 15, 2012, by and among Oncor, as Borrower, JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement, swingline lender and fronting bank, Barclays Bank PLC, Bank of America, N.A., Citibank, N.A. and The Royal Bank of Scotland PLC, as fronting banks, and each party identified as an “Incremental Lender” on the signature pages thereto.

10(ac)	333-100240 Form 8-K (filed October 8, 2015)	10(a)	—

Extension Agreement, dated October 2, 2015, to that certain Amended and Restated Revolving Credit Agreement by and among Oncor Electric Delivery Company LLC, as the borrower, the banks and other financial institutions party thereto as Lenders, JPMorgan Chase Bank, N.A., as the Agent, the Swingline Lender and a Fronting Bank, and the other Fronting Banks party thereto.

10(ad)	333-100240 Form 8-K (filed October 7, 2016)	10(a)	—

Extension Agreement, dated October 3, 2016, to that certain Amended and Restated Revolving Credit Agreement by and among Oncor Electric Delivery Company LLC, as the borrower, the banks and other financial institutions party thereto as Lenders, JPMorgan Chase Bank, N.A., as the Agent, the Swingline Lender and a Fronting Bank, and the other Fronting Banks party thereto

	Other Material Contracts
10(ae)	333-100240 2004 Form 10-K (filed March 23, 2005)	10(i)	—

Agreement, dated as of March 10, 2005, by and between Oncor Electric Delivery Company LLC and TXU Energy Company LLC allocating to Oncor Electric Delivery Company LLC the pension and post-retirement benefit costs for all Oncor Electric Delivery LLC employees who had retired or had terminated employment as vested employees prior to January 1, 2002.

EXHIBIT INDEX

Exhibits	Previously Filed With File Number*	Filed As Exhibit
10(af)	333-100240 Form 10-Q (filed November 6, 2008)	10(b)	—

Amended and Restated Tax Sharing Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Oncor Management Investment LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(ag)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUCT in Docket No. 34077.
10(ah)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(fff)	—	Amendment to Stipulation Regarding Section 1, Paragraph 35 and Exhibit B in Docket No. 34077.
10(ai)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(ae)	—	PUCT Order on Rehearing in Docket No. 34077.
(12)	Statement Regarding Computation of Ratios.
12(a)		12(a)	—	Computation of Ratio of Earnings to Fixed Charges for the Years Ended December 31, 2016, 2015, 2014, 2013, and 2012.
(21)	Subsidiaries of the Registrant.
21(a)			—	Subsidiaries of Oncor Electric Delivery Company LLC.
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

Exhibits	Previously Filed With File Number*	Filed As Exhibit
(99)	Additional Exhibits.
99(a)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	—	Financing Order.
99(b)	333-91935 Form S-3 (filed July 1, 2003)	99(b)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated May 21, 2002.
99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(c)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated February 18, 2000.
99(d)	333-100240 Form 8-K (filed August 31, 2015)	99.1	—

Letter Agreement, dated August 28, 2015, by and among Ovation Acquisition I, L.L.C., Ovation Acquisition II, L.L.C., Oncor Electric Delivery Holdings Company LLC and Oncor Electric Delivery Company LLC.

99(e)	333-100240 Form 8-K (filed August 10, 2016)	99.1	—	Letter Agreement, dated August 4, 2016, by and among NextEra Energy, Inc., EFH Merger Co., LLC, Oncor Electric Delivery Holdings Company LLC and Oncor Electric Delivery Company LLC.
(101)	Interactive Data File
101.INS			—	XBRL Instance Document
101.SCH			—	XBRL Taxonomy Extension Schema Document
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
* Incorporated herein by reference.

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of Oncor Electric Delivery Company LLC during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2016.