Form 10-Q
period 2017-03-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2017-04-28
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes          No    √

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    √     No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____    Accelerated filer ____    Non-Accelerated filer  √      (Do not check if a smaller reporting company)

Smaller reporting company___ Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes___ No  _

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___ No  √

As of April 27, 2017,  80.03% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.22% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors.  None of the membership interests are publicly traded.

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

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated. below.

2016 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2016
AMS	advanced metering system
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

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)
NEE	NextEra Energy, Inc.
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

Oncor Retirement Plan	Refers to a defined benefit pension plan sponsored by Oncor.
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor.
OPEB	other postretirement employee benefits
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act
REP	retail electric provider
S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)
SEC	U.S. Securities and Exchange Commission
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
Vistra

Refers to Vistra Energy Corp. (formerly TCEH Corp.), and/or its subsidiaries, depending on context.  On October 3, 2016, the TCEH Debtors emerged from bankruptcy and became subsidiaries of TCEH Corp.  Subsequent to the Vistra Spin-Off, Vistra continued substantially the same operations as TCEH.

Vistra Retirement Plan	Refers to the Vistra Energy Retirement Plan (formerly EFH Retirement Plan), a defined benefit pension plan sponsored by Vistra, in which Oncor participates. See Oncor Retirement Plan above.
Vistra Spin-Off	Refers to the completion of the TCEH Debtors’ reorganization under the Bankruptcy Code and emergence from the EFH Bankruptcy Proceedings effective October 3, 2016

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(millions of dollars)

Operating revenues:
Nonaffiliates	$935	$723
Affiliates	-	220
Total operating revenues	935	943
Operating expenses:
Wholesale transmission service	231	219
Operation and maintenance (Note 10)	195	182
Depreciation and amortization	195	211
Provision in lieu of income taxes (Note 10)	42	49
Taxes other than amounts related to income taxes	112	113
Total operating expenses	775	774
Operating income	160	169
Other income and (deductions) - net (Note 11)	(4)	(5)
Nonoperating provision in lieu of income taxes	(2)	(1)
Interest expense and related charges (Note 11)	85	84
Net income	$73	$81

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(millions of dollars)

Net income	$73	$81
Other comprehensive income:
Cash flow hedges – derivative value net loss recognized in net income (net of tax expense of $– and $–) (Note 1)	1	-
Total other comprehensive income	1	-
Comprehensive income	$74	$81

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(millions of dollars)

Cash flows — operating activities:
Net income	$73	$81
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	207	223
Provision in lieu of deferred income taxes – net	111	41
Other – net	(1)	(2)
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 4)	(12)	(49)
Other operating assets and liabilities	23	(105)
Cash provided by operating activities	401	189
Cash flows — financing activities:
Net increase in short-term borrowings (Note 5)	91	214
Distributions to members (Note 8)	(86)	(56)
Cash provided by financing activities	5	158
Cash flows — investing activities:
Capital expenditures (Note 10)	(426)	(335)
Other – net	5	(17)
Cash used in investing activities	(421)	(352)
Net change in cash and cash equivalents	(15)	(5)
Cash and cash equivalents — beginning balance	16	25
Cash and cash equivalents — ending balance	$1	$20

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At March 31,	At December 31,
	2017	2016
	(millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$1	$16
Trade accounts receivable – net (Note 11)	505	545
Amounts receivable from members related to income taxes (Note 10)	6	80
Materials and supplies inventories — at average cost	91	89
Prepayments and other current assets	99	100
Total current assets	702	830
Investments and other property (Note 11)	103	100
Property, plant and equipment – net (Note 11)	14,114	13,829
Goodwill (Note 11)	4,064	4,064
Regulatory assets (Note 4)	1,959	1,974
Other noncurrent assets	6	14
Total assets	$20,948	$20,811
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 5)	$880	$789
Long-term debt due currently (Note 6)	324	324
Trade accounts payable (Note 10)	262	231
Amounts payable to members related to income taxes (Note 10)	25	20
Accrued taxes other than amounts related to income	71	182
Accrued interest	69	83
Other current liabilities	137	144
Total current liabilities	1,768	1,773
Long-term debt, less amounts due currently (Note 6)	5,517	5,515
Liability in lieu of deferred income taxes (Note 10)	2,899	2,788
Regulatory liabilities (Note 4)	889	856
Employee benefit obligations and other (Note 10 and 11)	2,176	2,168
Total liabilities	13,249	13,100
Commitments and contingencies (Note 7)
Membership interests (Note 8):
Capital account ― number of interests outstanding 2017 and 2016 – 635,000,000	7,809	7,822
Accumulated other comprehensive loss	(110)	(111)
Total membership interests	7,699	7,711
Total liabilities and membership interests	$20,948	$20,811

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

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.  Revenues from subsidiaries of Vistra (subsidiaries of TCEH until October 3, 2016) represented 23% of our total operating revenues for each of the three-month periods ended March 31, 2017 and 2016.    We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.  Oncor Holdings owns 80.03% of our membership interests, Texas Transmission owns 19.75% of our membership interests and certain members of our management team and board of directors indirectly own the remaining membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

Our consolidated financial statements include our former wholly-owned, bankruptcy-remote financing subsidiary, Bondco, a  variable interest entity through December 29, 2016, at which time it was dissolved.  This financing subsidiary was organized for the limited purpose of issuing certain transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.

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

EFH Corp. Bankruptcy Proceedings

On the EFH Petition Date, the Debtors commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings.  See Note 2 for a discussion of the potential impacts of the EFH Bankruptcy Proceedings on our financial statements.

Basis of Presentation

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the 2016 Form 10-K.  In the opinion of Oncor management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been made.  All intercompany items and transactions have been eliminated in consolidation.    The results of operations for an interim period may not give a true indication of results for a full year due to seasonality.

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

Changes in Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-2 which created FASB Topic 842, Leases (Topic 842).  Topic 842 amends previous GAAP to require the balance sheet recognition of lease assets and liabilities for operating leases.  We will be required to adopt Topic 842 by January 1, 2019 and do not expect to early adopt.  Retrospective application to the 2017 and 2018 comparative periods presented will be required in the year of adoption.  The recognition of any lease obligation on the balance sheet would be classified as long-term debt for GAAP purposes and would be defined as debt for our regulatory capital structure purposes (see Note 8 for details).  Although adoption of Topic 842 will affect our balance sheet and capitalization ratios, the impact is not expected to be material.  We continue to evaluate the impact of Topic 842 on our financial statements.

Since May 2014, the FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers along with other supplemental guidance (together, Topic 606).  Topic 606 introduces new, increased requirements for disclosure of revenue in financial statements and guidance that are intended to eliminate inconsistencies in the recognition of revenue.  We will be required to adopt Topic 606 by January 1, 2018 and do not expect to early adopt.  Our revenues from customers are tariff-based and are designed to recover the cost of providing electric delivery service to customers including a reasonable rate of return on invested capital.  Revenues are generally recognized when the underlying service has been provided in an amount prescribed by the related tariff.  At this time, we do not expect the new guidance to change this pattern of recognition and therefore it is not expected to have a material effect on our reported results of operations, financial condition or cash flows.  We continue to evaluate the application of the new guidance.

In March 2017, the FASB issued ASU 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07).  The new guidance will change how defined benefit plan costs are presented in the income statement.  In addition, only the service cost component of net benefit cost will be eligible for capitalization as part of inventory or property, plant and equipment.  We are required to adopt ASU 2017-07 effective January 1, 2018 and are currently evaluating the potential impact on our financial statements.

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

The U.S. Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date. Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations. Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees. As of March 31, 2017, we had collected our prepetition receivables from the Texas Holdings Group of approximately $129 million.  As discussed below, the Plan of Reorganization (defined below) provided for a spin-off of the TCEH Debtors from EFH Corp. As a result of this spin-off (Vistra Spin-Off), Vistra and its subsidiaries, including Luminant and TXU Energy, ceased to be affiliates of ours as of October 3, 2016.

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

Potential Change in Indirect Ownership of Oncor

Below is a summary of certain matters relating to the potential change in indirect ownership of Oncor that may arise as a result of the EFH Bankruptcy Proceedings. See Note 2 to Financial Statements in our 2016 Form 10-K for additional information regarding these matters.

In May 2016, the Debtors filed a joint Plan of Reorganization (Plan of Reorganization) pursuant to Chapter 11 of the U.S. Bankruptcy Code and a related disclosure statement with the bankruptcy court. With respect to the EFH Debtors, the Plan of Reorganization, subject to certain conditions and required regulatory approvals, provides for, among other things, the reorganization of EFH Corp. and EFIH (Reorganized EFH) either pursuant to (a) an equity investment (which may be from existing creditors or third-party investors) or (b) pursuant to a standalone plan of reorganization, in which creditors receive shares of common stock of Reorganized EFH.

The Plan of Reorganization also provides that the confirmation and effective date of the Plan of Reorganization with respect to the TCEH Debtors may occur separate from, and independent of, the confirmation and effective date of the Plan of Reorganization with respect to the EFH Debtors. In this regard, the bankruptcy court confirmed the Plan of Reorganization with respect to the TCEH Debtors in August 2016, and it became effective by its terms, and the Vistra Spin-Off occurred, effective October 3, 2016.

In July 2016, (i) the EFH Debtors entered into a Plan Support Agreement (NEE Plan Support Agreement) with NEE to effect an agreed upon restructuring of the EFH Debtors pursuant to an amendment (NEE Amendment) to the Plan of Reorganization (as amended by the NEE Amendment and as subsequently amended, Amended EFH Debtor Plan) and (ii) EFH Corp. and EFIH entered into an Agreement and Plan of Merger (NEE Merger Agreement) with NEE and EFH Merger Co., LLC (Merger Sub), a wholly-owned subsidiary of NEE.    Pursuant to the NEE Merger Agreement, at the effective time of the Amended EFH Debtor Plan with respect to the EFH Debtors, EFH Corp. would merge with and into Merger Sub (NEE Merger), with Merger Sub surviving as a wholly owned subsidiary of NEE.    In August 2016, the EFH Debtors filed a motion seeking bankruptcy court approval of entry into the NEE Merger Agreement, a related termination fee and the NEE Plan Support Agreement.  The NEE Merger Agreement includes various conditions precedent to consummation of the transactions contemplated thereby, including, among others, a condition that certain approvals and rulings be obtained, including from, among others, the PUCT and the IRS.  The bankruptcy court approved EFH Corp. and EFIH’s entry into the NEE Merger Agreement, the related termination fee, and the NEE Plan Support Agreement in September 2016. The bankruptcy court approved the disclosure statement related to the Amended EFH Debtor Plan in January 2017 and confirmed the Amended EFH Debtor Plan in February 2017.

In October 2016, we entered into an Interest Purchase Agreement (OMI Agreement) with T & D Equity Acquisition, LLC, a wholly-owned subsidiary of NEE (T&D Equity Acquisition) and Investment LLC pursuant to which T&D Equity Acquisition would purchase the 1,396,008 limited liability company interests of Oncor (representing approximately 0.22% of the outstanding equity of Oncor) that Investment LLC owns in exchange for a purchase price of approximately $27 million. The OMI Agreement contains various conditions precedent to consummation of the transactions contemplated thereby, including the consummation of the transactions contemplated by the NEE Merger Agreement.

Also in October 2016, an affiliate of NEE entered into an Agreement and Plan of Merger (the TTI Merger Agreement) with Texas Transmission Holdings Corporation (the parent of Texas Transmission) and certain of its affiliates to purchase Texas Transmission’s 19.75% equity interest in Oncor for approximately $2.4 billion. The parties have agreed to use their best efforts to have the TTI Merger Agreement close contemporaneously with the NEE Merger. The TTI Merger Agreement also contains various conditions precedent to consummation of the transactions contemplated thereby, including a requirement that EFH Corp., subject to bankruptcy court approval, waive its rights of first refusal under the Investor Rights Agreement to purchase Texas Transmission’s 19.75% equity interest in Oncor.

Following the execution and delivery of the NEE Merger Agreement, EFIH requested, pursuant to the NEE Merger Agreement, that Oncor Holdings and Oncor enter into a letter agreement (NEE Letter Agreement) with NEE and Merger Sub. The NEE Letter Agreement was executed in August 2016 and sets forth certain rights and obligations of the Oncor Ring-Fenced Entities, NEE and Merger Sub to cooperate in the manner set forth therein with respect to initial steps to be taken in connection with the acquisition of Reorganized EFH (EFH Acquisition) and the other transactions described in the NEE Merger Agreement. The NEE Letter Agreement is not intended to give NEE or Merger Sub, directly or indirectly, the right to control or direct the operations of any of the Oncor Ring-Fenced Entities prior to the receipt of all approvals required by the bankruptcy court, the PUCT and other governmental entities and the consummation of the EFH Acquisition and related transactions (if and when such transactions are consummated). In addition, Oncor Holdings and Oncor have not endorsed or approved any restructuring involving Oncor Holdings or Oncor or any other transaction proposed by NEE or Merger Sub involving Oncor Holdings or Oncor.

As discussed under “Regulatory Matters Related to the EFH Bankruptcy Proceedings” below, on April 13, 2017, the PUCT denied the joint application in PUCT Docket No. 46238, which sought certain regulatory approvals with respect to the transactions contemplated by the Amended EFH Debtor Plan. Following the PUCT’s denial of the joint application, the parties to the NEE Letter Agreement agreed as of April 17, 2017 to abate the parties’ obligations under the NEE Letter Agreement for 60 days. The abatement does not apply to the provisions of Section 17 of the NEE Letter Agreement, including Oncor Holdings and Oncor’s rights to terminate the NEE Letter Agreement, which shall remain operative and in effect during the abatement period.

We cannot predict the ultimate outcome of the EFH Bankruptcy Proceedings, including whether the transactions contemplated by the Amended EFH Debtor Plan, including the EFH Acquisition, will (or when they will) close. Although the Amended EFH Debtor Plan has been confirmed by the bankruptcy court, there remain conditions and uncertainties relating to the Amended EFH Debtor Plan becoming effective and the consummation of the EFH Acquisition, including, without limitation, the ability to obtain required regulatory approvals from the PUCT, as described below under  “–Regulatory Matters Related to EFH Bankruptcy Proceedings.”

As a result, we remain unable to predict how any reorganization of EFH Corp. and EFIH ultimately will impact Oncor or what form any change in indirect ownership of Oncor may take.

Regulatory Matters Related to EFH Bankruptcy Proceedings

In September 2015, Oncor and the Hunt Investor Group filed in PUCT Docket No. 45188 a joint application with the PUCT seeking certain regulatory approvals with respect to transactions contemplated by a plan of reorganization in the EFH Bankruptcy Proceedings. In March 2016, the PUCT issued an order conditionally approving the joint application. In April 2016, the Hunt Investor Group and certain interveners in PUCT Docket No. 45188 filed motions for rehearing and in May 2016, the PUCT denied such motions and the order became final. In May 2016, the plan of reorganization and related merger and purchase agreement that contemplated the transactions in PUCT Docket No. 45188 were terminated. The Hunt Investor Group filed a petition with the Travis County District Court in June 2016 seeking review of the order. We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 45188, particularly in light of the termination of the plan of reorganization related to the application filed in such docket.

In connection with PUCT Docket No. 45188, certain cities that have retained original jurisdiction over electric utility rates passed resolutions directing Oncor to file rate review proceedings.  In connection with those resolutions, counsel for those cities notified Oncor that they expected Oncor to make a rate filing to comply with their resolutions on or before March 17, 2017. That filing was made with the PUCT and original jurisdiction cities on March 17, 2017. For more information, see Note 3 – “2017 Rate Review (PUCT Docket No. 46957).”

The NEE Merger Agreement contemplated that Oncor and NEE file a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Amended EFH Debtor Plan. Oncor and NEE filed that joint application in PUCT Docket No. 46238 in October 2016. The PUCT denied the application on April 13, 2017.  The parties have until May 8, 2017 to file a motion for rehearing with the PUCT. We cannot predict the result of PUCT Docket No. 46238 or the ultimate outcome of the EFH Bankruptcy Proceedings, including whether the transactions contemplated by the Amended EFH Debtor Plan, including the EFH Acquisition, will (or when they will) close.

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

3.    REGULATORY MATTERS

Change in Control Reviews

See “Regulatory Matters Related to EFH Bankruptcy Proceedings” in Note 2 to Financials Statements.

2017 Rate Review (PUCT Docket No. 46957)

In response to resolutions passed by numerous cities with original jurisdiction over electric utility rates in 2016, we filed rate review proceedings with the PUCT and original jurisdiction cities in our service territory on March 17, 2017 based on a January 1, 2016 to December 31, 2016 test year.  If our proposed tariffs are adopted as filed, our annual revenue would increase by approximately $320 million. A procedural schedule has been agreed to by the parties to the case, which would result in PUCT hearings being held July 31, 2017 to August 9, 2017.  Oncor has agreed to extend the requested effective date of the rate case increase such that the jurisdictional deadline for the PUCT to act has been extended to November 30, 2017.

We are involved in various other regulatory proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.

See Note 3 to Financial Statements in our 2016 Form 10-K for additional information regarding regulatory matters.

4.    REGULATORY ASSETS AND LIABILITIES

Recognition of regulatory assets and liabilities and the amortization periods over which they are expected to be recovered or refunded through rate regulation reflect the decisions of the PUCT.  Components of our regulatory assets and liabilities are provided in the table below.  Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period at	Carrying Amount At
	March 31, 2017	March 31, 2017	December 31, 2016

Regulatory assets:
Employee retirement costs being amortized	3 years	$19	$23
Unrecovered employee retirement costs incurred since the last rate review period (b)	To be determined	335	327
Employee retirement liability (a)(b)(c)	To be determined	835	849
Self-insurance reserve (primarily storm recovery costs) being amortized	3 years	56	64
Unrecovered self-insurance reserve incurred since the last rate review period (b)	To be determined	369	367
Securities reacquisition costs (post-industry restructure)	Lives of related debt	13	13
Deferred conventional meter and metering facilities depreciation	Largely 4 years	73	78
Under-recovered AMS costs	To be determined	209	205
Under-recovered wholesale transmission service expense (a)	1 year or less	6	-
Energy efficiency performance bonus (a)	1 year or less	7	10
Other regulatory assets	Various	37	38
Total regulatory assets		1,959	1,974

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	857	819
Investment tax credit and protected excess deferred taxes	Various	9	10
Over-recovered wholesale transmission service expense (a)	1 year or less	-	10
Other regulatory liabilities	Various	23	17
Total regulatory liabilities		889	856
Net regulatory asset		$1,070	$1,118

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(c)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

5.    BORROWINGS UNDER CREDIT FACILITIES

At March 31, 2017, we had a $2.0 billion secured revolving credit facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances.  In October 2016, we exercised the second of two one-year extensions available to us and extended the term of the revolving credit facility to October 2018.  The terms of the revolving credit facility allow us to request an increase in our borrowing capacity of $100 million in the aggregate provided certain conditions are met, including lender approval.

Borrowings under the revolving credit facility are classified as short-term on the balance sheet and are secured equally and ratably with all of our other secured indebtedness by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.

At March 31, 2017, we had outstanding borrowings under the revolving credit facility totaling $880 million with an interest rate of 1.94% and outstanding letters of credit totaling $9 million.  At December 31, 2016, we had outstanding borrowings under the revolving credit facility totaling $789 million with an interest rate of 1.72% and outstanding letters of credit totaling $7 million.

Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  At March 31, 2017, all outstanding borrowings bore interest at LIBOR plus 1.00%.  Amounts borrowed under the revolving credit facility, once repaid, can be borrowed again from time to time.

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.100% to 0.275% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the revolving credit facility.  Letter of credit fees on the stated amount of letters of credit issued under the revolving credit facility are payable to the lenders quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR.  Customary fronting and administrative fees are also payable to letter of credit fronting banks.  At March 31, 2017, letters of credit bore interest at 1.20%, and a commitment fee (at a rate of 0.10% per annum) was payable on the unfunded commitments under the revolving credit facility, each based on our current credit ratings.

Subject to the limitations described below, borrowing capacity available under the revolving credit facility at March 31, 2017 and December 31, 2016 was $1.111 billion and $1.204 billion, respectively.  Generally, our indentures and revolving credit facility limit the incurrence of other secured indebtedness except for indebtedness secured equally and ratably with the indentures and revolving credit facility and certain permitted exceptions.  As described further in Note 6, the Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust.  At March 31, 2017, the available borrowing capacity of the revolving credit facility could be fully drawn.

The revolving credit facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring additional liens; entering into mergers and consolidations; and sales of substantial assets.  In addition, the revolving credit facility requires that we maintain a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.  For purposes of the ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with GAAP).  Capitalization is calculated as membership interests determined in accordance with GAAP plus indebtedness described above.  At March 31, 2017, we were in compliance with this covenant and with all other covenants.

6.    LONG-TERM DEBT

Our long-term debt is secured by a  first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.    At March 31, 2017 and December 31, 2016, our long-term debt consisted of the following:

	March 31,	December 31,
	2017	2016

5.000% Fixed Senior Notes due September 30, 2017	$324	$324
6.800% Fixed Senior Notes due September 1, 2018	550	550
2.150% Fixed Senior Notes due June 1, 2019	250	250
5.750% Fixed Senior Notes due September 30, 2020	126	126
4.100% Fixed Senior Notes due June 1, 2022	400	400
7.000% Fixed Debentures due September 1, 2022	800	800
2.950% Fixed Senior Notes due April 1, 2025	350	350
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
4.550% Fixed Senior Notes due December 1, 2041	400	400
5.300% Fixed Senior Notes due June 1, 2042	500	500
3.750% Fixed Senior Notes due April 1, 2045	550	550
Unamortized discount and debt issuance costs	(34)	(36)
Less amount due currently	(324)	(324)
Long-term debt, less amounts due currently	5,517	5,515

Deed of Trust

Our secured indebtedness, including the revolving credit facility described in Note 5, is secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At March 31, 2017, the amount of available bond credits was $2.532 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $1.792 billion.

Fair Value of Long-Term Debt

At March 31, 2017 and December 31, 2016, the estimated fair value of our long-term debt (including current maturities, if any) totaled $6.736 billion and $6.751 billion, respectively, and the carrying amount totaled $5.841 billion and $5.839 billion, respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

7.    COMMITMENTS AND CONTINGENCIES

EFH Bankruptcy Proceedings

On the EFH Petition Date,  the Debtors commenced the EFH Bankruptcy Proceedings.    The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  See Notes  2 and 10 for  a  discussion of the potential impacts on us as a result of the EFH Bankruptcy Proceedings and our related-party transactions involving members of the Texas Holdings Group, respectively.

Legal/Regulatory Proceedings

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.  See Note 3 in this report and Note 8 to Financial Statements in our 2016 Form 10-K for additional information regarding our legal and regulatory proceedings.

8.    MEMBERSHIP INTERESTS

Cash Distributions

Distributions are limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At March 31, 2017,  $89 million was available for distribution to our members as our regulatory capitalization ratio was 59.5% debt to 40.5% equity.  The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  Equity is calculated as membership interests determined in accordance with GAAP, excluding the effects of acquisition accounting (which included recording the initial goodwill and fair value adjustments and subsequent related impairments and amortization).

On April 26, 2017, our board of directors declared a cash distribution of $86 million, which was paid to our members on April 27, 2017.  In March 2017, our board of directors declared, and we paid, a cash distribution of $86 million to our members.

Membership Interests

The following table presents the changes to membership interests during the three months ended March 31, 2017 and 2016:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests

Balance at December 31, 2016	$7,822	$(111)	$7,711
Net income	73	-	73
Distributions	(86)	-	(86)
Net effects of cash flow hedges (net of tax)	-	1	1
Balance at March 31, 2017	$7,809	$(110)	$7,699

Balance at December 31, 2015	$7,621	$(113)	$7,508
Net income	81	-	81
Distributions	(56)	-	(56)
Net effects of cash flow hedges (net of tax)	-	-	-
Balance at March 31, 2016	$7,646	$(113)	$7,533

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2016	$(20)	$(91)	$(111)
Defined benefit pension plans (net of tax)	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	1	-	1
Balance at March 31, 2017	$(19)	$(91)	$(110)

Balance at December 31, 2015	$(22)	$(91)	$(113)
Defined benefit pension plans (net of tax)	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	-	-	-
Balance at March 31, 2016	$(22)	$(91)	$(113)

9.    PENSION AND OPEB PLANS

Pension Plans

We sponsor the Oncor Retirement Plan and also have liabilities under the Vistra Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Internal Revenue Code of 1986, as amended, and are subject to the provisions of ERISA.  Employees do not contribute to either plan.  We also have a supplemental pension plan for certain employees whose retirement benefits cannot be fully earned under the qualified retirement plans.  See Note 10 to Financial Statements in our 2016 Form 10-K for additional information regarding pension plans.

Oncor OPEB Plan

The Oncor OPEB Plan covers our eligible current and future retirees as well as certain eligible retirees of EFH Corp./Vistra whose employment included service with both Oncor (or a predecessor regulated electric business) and a non-regulated business of EFH Corp.  Vistra is solely responsible for its portion of the liability for retiree benefits related to those retirees.   As we are not responsible for Vistra’s portion of the Oncor OPEB Plan’s unfunded liability, that amount is not reported on our balance sheet.  See Note 10 to Financial Statements in our 2016 Form 10-K for additional information.

Pension and OPEB Costs

Our net costs related to pension plans and the Oncor OPEB Plan for the three months ended March 31, 2017 and 2016 were comprised of the following:

	Three Months Ended March 31,
	2017	2016

Components of net allocated pension costs:
Service cost	$6	$6
Interest cost	33	34
Expected return on assets	(29)	(31)
Amortization of net loss	11	10
Net pension costs	21	19
Components of net OPEB costs:
Service cost	2	2
Interest cost	12	12
Expected return on assets	(2)	(2)
Amortization of prior service cost	(5)	(5)
Amortization of net loss	8	8
Net OPEB costs	15	15
Total net pension and OPEB costs	36	34
Less amounts deferred principally as property or a regulatory asset	(25)	(25)
Net amounts recognized as expense	$11	$9

The discount rates reflected in net pension and OPEB costs in 2017 are 4.04%,  4.28% and 4.35% for the Oncor Retirement Plan, the Vistra Retirement Plan and the Oncor OPEB Plan, respectively.  The expected return on pension and OPEB plan assets reflected in the 2017 cost amounts are 5.17%,  5.13% and 6.10% for the Oncor Retirement Plan, the Vistra Retirement Plan and the Oncor OPEB Plan, respectively.

Pension and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and Oncor OPEB Plan of $1 million and $8 million, respectively, during the three months ended March 31, 2017.   We expect to make additional cash contributions to the pension plans and Oncor OPEB Plan of $148 million and $23 million, respectively, during the remainder of 2017.   Our aggregate pension plans and Oncor OPEB Plan funding is expected to total approximately $586 million and $153 million, respectively, in the 2017 to 2021 period based on the latest actuarial projections.

10.   RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions at March 31, 2017.  See Note 2 for additional information regarding related-party contingencies resulting from the EFH Bankruptcy Proceedings and information regarding the Vistra Spin-Off.  As a result of the Vistra Spin-Off, Vistra and its subsidiaries, including Luminant and TXU Energy, ceased to be related parties as of October 3, 2016.

•

We recorded revenue from TCEH, principally for electricity delivery fees, which totaled $220 million for the three months ended March 31, 2016.  The fees are based on rates regulated by the PUCT that apply to all REPs.

•

EFH Corp. subsidiaries charged us for certain administrative services at cost.  Our payments to EFH Corp. subsidiaries for administrative services, which are primarily reported in operation and maintenance expenses, totaled $1 million for the three months ended March 31, 2016.    We also charged each other for

shared facilities at cost.  Our payments to EFH Corp. for shared facilities totaled $1  million for the three months ended March 31, 2016.    Payments we received from EFH Corp. subsidiaries related to shared facilities totaled less than $1  million for the three months ended March 31, 2016.

•

We are not a member of EFH Corp.’s consolidated tax group, but EFH Corp.’s consolidated federal income tax return includes EFH Corp.’s portion of our results due to EFH Corp.’s equity ownership in us.  Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, Investment LLC and EFH Corp., we are generally obligated to make payments to Texas Transmission, Investment LLC and EFH Corp., pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return.  For periods prior to the tax sharing agreement (entered into in October 2007 and amended and restated in November 2008), we are responsible for our share, if any, of redetermined tax liability for the EFH Corp. consolidated tax group.  EFH Corp. also includes our results in its consolidated Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return.  See discussion in Note 1 to Financial Statements in our 2016 Form 10-K under “Income Taxes.”  Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members. In the unlikely event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At March 31, 2017			At December 31, 2016
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes receivable	$(1)	$(5)	$(6)	$(62)	$(18)	$(80)
Texas margin taxes payable	25	-	25	20	-	20
Net payable (receivable)	$24	$(5)	$19	$(42)	$(18)	$(60)

Cash receipts from members related to federal income taxes for the three months ended March 31, 2017 totaled $135 million from EFH Corp. and $15 million from Texas Transmission.

•

Related parties of the Sponsor Group have (1) sold, acquired or participated in the offerings of our debt or debt securities in open market transactions or through loan syndications, and (2) performed various financial advisory, dealer, commercial banking and investment banking services for us and certain of our affiliates for which they have received or will receive customary fees and expenses, and may from time to time in the future participate in any of the items in (1) and (2) above.  Also, as of March 31, 2017,  16.6% of the equity in an existing vendor of the company was held by a member of the Sponsor Group.  During 2017 and 2016, this vendor performed transmission and distribution system construction and maintenance services for us.  Cash payments were made for such services to this vendor totaling $45 million dollars for the three months ended March 31, 2017, of which approximately $42 million was capitalized and $3 million was recorded as an operation and maintenance expense.  At March 31, 2017, we had outstanding trade payables to this vendor of $9 million.

See Note 8 for information regarding distributions to members and Note 9 for information regarding our participation in the EFH Corp. pension plan and transactions with EFH Corp. involving employee benefit matters.

11.   SUPPLEMENTARY FINANCIAL INFORMATION

Major Customers

Revenues from subsidiaries of Vistra (subsidiaries of TCEH until October 3, 2016) represented 23% of our total operating revenues for each of the three-month periods ended March 31, 2017 and 2016.  Revenues from REP subsidiaries of another nonaffiliated entity, collectively represented 18% and 16% of total operating revenues for each of the three months ended March 31, 2017 and 2016, respectively.  No other customer represented 10% or more of our total operating revenues.

Other Income and (Deductions)

	Three Months Ended March 31,
	2017	2016

Professional fees	$(5)	$(4)
Non-recoverable pension and OPEB (Note 9)	(1)	(1)
Other	2	-
Total other income and (deductions) - net	$(4)	$(5)

Interest Expense and Related Charges

	Three Months Ended March 31,
	2017	2016

Interest	$86	$85
Amortization of debt issuance costs and discounts	1	1
Less allowance for funds used during construction – capitalized interest portion	(2)	(2)
Total interest expense and related charges	$85	$84

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2017	2016

Gross trade accounts and other receivables	$508	$548
Allowance for uncollectible accounts	(3)	(3)
Trade accounts receivable – net	$505	$545

At March 31, 2017 and December 31, 2016, REP subsidiaries of a nonaffiliated entity collectively represented approximately 14% and 15% of the trade accounts receivable amount, respectively.  At March 31, 2017 and December 31, 2016, REP subsidiaries of another nonaffiliated entity collectively represented approximately 11% and 12% of the trade accounts receivable amount, respectively.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by nonaffiliated REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2017	2016

Assets related to employee benefit plans, including employee savings programs	$101	$98
Land and other investments	2	2
Total investments and other property	$103	$100

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2017	2016

Total assets in service	$20,385	$20,234
Less accumulated depreciation	6,935	6,836
Net of accumulated depreciation	13,450	13,398
Construction work in progress	649	416
Held for future use	15	15
Property, plant and equipment – net	$14,114	$13,829

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At March 31, 2017			At December 31, 2016
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Identifiable intangible assets subject to amortization:
Land easements	$494	$96	$398	$491	$94	$397
Capitalized software	476	339	137	470	326	144
Total	$970	$435	$535	$961	$420	$541

Aggregate amortization expense for intangible assets totaled $15 million and $16 million for the three months  ended March 31, 2017 and 2016, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense

2017	$57
2018	51
2019	48
2020	47
2021	47

At both March 31, 2017 and December 31, 2016, goodwill totaling $4.1 billion was reported on our balance sheet.  None of this goodwill is being deducted for tax purposes.

Employee Benefit Obligations and Other

Employee benefit obligations and other reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2017	2016

Retirement plans and other employee benefits	$2,091	$2,092
Uncertain tax positions (including accrued interest)	3	3
Investment tax credits	12	12
Other	70	61
Total employee benefit obligations and other	$2,176	$2,168

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2017	2016

Cash payments (receipts) related to:
Interest	$99	$98
Less capitalized interest	(2)	(2)
Interest payments (net of amounts capitalized)	$97	$96

Amount in lieu of income taxes:
Federal	$(150)	$-

Noncash construction expenditures (a)	$133	$82

_____________

(a)	Represents end-of-period accruals.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2017 and 2016 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements as well as the Risk Factors contained in our 2016 Form 10-K.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of U.S. dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.   Revenues from REP subsidiaries of Vistra (subsidiaries of TCEH until October 3, 2016) represented 23% of our total operating revenues for each of the three-month periods ended March 31, 2017 and 2016.  We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  Oncor Holdings owns 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly own the remaining 0.22% of the outstanding membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

Significant Activities and Events

EFH Bankruptcy Proceedings — On the EFH Petition Date, the Debtors commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings.  See Note 2 to Financial Statements for a discussion of the potential impacts of the EFH Bankruptcy Proceedings on our financial statements,  a discussion of the proposed change in control of Oncor’s indirect majority owner in connection with such proceedings, and a discussion of the Vistra Spin-Off. As a result of the Vistra Spin-Off, Vistra and its subsidiaries, including Luminant and TXU Energy, ceased to be affiliates of ours as of October 3, 2016.

The U.S. Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date.  Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations.  Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of March 31, 2017,  we had collected our prepetition receivables from the Texas Holdings Group of approximately $129 million.

The EFH Bankruptcy Proceedings are a complex litigation matter and the full extent of potential exposure at this time is unknown.  We will continue to evaluate our affiliate transactions and contingencies throughout the EFH Bankruptcy Proceedings to determine any risks and resulting impacts on our results of operations, financial statements and cash flows.  See Notes 10 for details of Oncor’s related-party transactions with member of the Texas Holding Group.

For information regarding matters with the PUCT, see discussion below under “Regulation and Rates.”

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended March 31,		%
	2017	2016	Change

Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	8,489	8,649	(1.8)
Other (a)	16,889	16,884	-
Total electric energy volumes	25,378	25,533	(0.6)
Reliability statistics (b):
System Average Interruption Duration Index (SAIDI) (nonstorm)	95.8	96.6	(0.8)
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.5	1.4	7.1
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	65.7	70.9	(7.3)
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,450	3,393	1.7

	Three Months Ended March 31,		$
	2017	2016	Change

Operating revenues:
Distribution base revenues	$414	$415	$(1)
Transmission base revenues (c)	236	226	10
Reconcilable rates:
TCRF (c)	314	301	13
Transition charges	-	21	(21)
AMS surcharges	28	35	(7)
EECRF and rate case expense surcharges	11	13	(2)
Other miscellaneous revenues	15	14	1
Intercompany eliminations (c)	(83)	(82)	(1)
Total operating revenues	$935	$943	$(8)

________________

(a)	Includes small business, large commercial and industrial and all other non-residential distribution points of delivery.
(b)

SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.  The statistics presented are based on twelve months ended March 31, 2017 and 2016 data.

(c)	A portion of transmission base revenues (TCOS) is recovered from Oncor’s distribution customers through the TCRF rate. 26

Financial Results — Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Total operating revenues decreased $8 million to $935 million in 2017.  Revenue is billed under tariffs approved by the PUCT.  The change reflected:

•

A Decrease in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on January 1, 2012.  The $1 million decrease in distribution base rate revenues includes a  $7 million decrease due to lower consumption primarily driven by milder winter weather conditions, partially offset by a $6 million increase due to growth in points of delivery.

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $10 million increase in transmission base revenues primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table below for a listing of Transmission Interim Rate Update Applications impacting revenues for the three months ended March 31, 2017 and 2016, as well as filings that will impact revenues for the year ended December 31, 2017.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
46825	February 2017	March 2017	$7	$4	$3
46210	July 2016	September 2016	$14	$9	$5
44968	July 2015	September 2015	$21	$14	$7

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

-

An Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $13 million increase in TCRF revenue reflects the pass through of a  $12 million increase in third-party wholesale transmission expense described below and a $1 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At March 31, 2017, $6 million was deferred as under-recovered wholesale transmission service expense (see Note 4 to Financial Statements).  See TCRF Filings Table below for a listing of TCRF filings impacting cash flows for the three months ended March 31, 2017 and 2016, as well as filings that will impact cash flows for the year ended December 31, 2017.

TCRF Filings Table

			Semi-Annual
			Billing Impact
Docket No.	Filed	Effective	Increase (Decrease)
46616	November 2016	March 2017 – August 2017	$(86)
46012	May 2016	September 2016 – February 2017	$163
45406	December 2015	March 2016 – August 2016	$(64)
44771	May 2015	September 2015 – February 2016	$47

-

A Decrease in Transition Charges — Transition charge revenue was dedicated to paying the principal and interest of transition bonds.  We account for the difference between transition charge revenue recognized and cost related to the transition bonds as a regulatory asset or liability.  The $21 million decrease in charges related to transition bonds corresponds with an offsetting decrease in amortization and interest expense and reflects the maturity of the 2004 Series transition bonds in May 2016.  Final true-up proceedings for the transition bonds were conducted by Oncor and the PUCT during 2016 and had no material net income impact.

-

A  Decrease in AMS Surcharges — The PUCT has authorized monthly per customer advanced meter cost recovery factors designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  We recognize revenues equal to reconcilable expenses incurred including depreciation net of calculated savings plus a return component on our investment.  The $7 million decrease in recognized AMS revenues is primarily due to $6 million lower reconcilable depreciation expense.

-

A Decrease in EECRF and Rate Case Expense Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The $2 million decrease in EECRF surcharges is offset in operation and maintenance expense.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the three months ended March 31, 2017 and 2016, as well as filings that will impact revenues for the year ended December 31, 2017.

EECRF Filings Table

Docket No.	Filed	Effective	Average Monthly Charge per Residential Customer	Program Costs	Performance Bonus	Under-/ (Over)- Recovery
46013	June 2016	March 2017	$0.94	$49	$10	$(4)
44784	June 2015	March 2016	$1.19	$61	$10	$(4)
42559	May 2014	March 2015	$1.23	$50	$23	$(5)

•

An Increase in Other Miscellaneous Revenues — Miscellaneous revenues include disconnect/reconnect fees and other discretionary revenues for services requested by REPs, services provided on a time and materials basis, rents, energy efficiency performance bonuses approved by the PUCT and other miscellaneous revenues.    The $1 million increase includes an increase in requested services.

Wholesale transmission service expense increased $12 million, or 5%, to $231 million in 2017 due to higher fees paid to other transmission entities.

Operation and maintenance expense increased $13 million, or 7%, to $195 million in 2017.    Operation and maintenance expense increased primarily due to higher contractor costs of $6 million,  higher labor related costs of $5 million and higher vegetation management costs of $3 million.    Amortization of regulatory assets reported in operation and maintenance expense totaled $12 million for each of the three-month periods ended March 31, 2017 and 2016.

Depreciation and amortization decreased $16 million, or 8%, to $195 million in 2017.  The decrease reflects lower amortization of regulatory assets of $21 million primarily related to the maturity of the transition bonds (with an offsetting decrease in revenues),  partially offset by a $5 million increase attributed to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes totaled $40 million (including a $2 million benefit related to nonoperating income) in 2017 compared to $48 million (including a $1 million benefit related to nonoperating income) in 2016.  The effective income tax rate on pretax income was 35.4% and 37.2%  for the years 2017 and 2016, respectively.  The effective income tax rate on pretax income differs from the U.S. federal statutory rate of 35% primarily due to the effect of the Texas margin tax.  For the current period, the effect of the Texas margin tax is largely offset by non-taxable gains on employee benefit plans.

Net income was $8 million lower than the prior period.  Revenues for the current period included increases due to growth in points of delivery and increases in transmission investment,  offset by decreased revenues due to lower consumption, primarily driven by milder winter weather conditions.  Operation and maintenance expense was up for the current period, partially offset by lower taxes.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Cash provided by operating activities totaled $401 million and $189 million in 2017 and 2016, respectively. The $212 million increase is primarily the result of a  net tax refund from members under the tax sharing agreement of $150 million, a $52 million increase in transmission and distribution receipts and $25 million less prepayments.  The tax refund is primarily related to estimated tax payments made in a  prior period before the enactment of bonus depreciation on a retroactive basis.

Cash provided by financing activities totaled $5 million and $158 million in 2017 and 2016, respectively.  The $153 million change reflects  a  $123 million decrease in short-term borrowings and an increase in distributions to our members of $30 million.  See Note 8 to Financial Statements for additional information regarding distributions to our members.

Cash used in investing activities, which consists primarily of capital expenditures, totaled $421 million and $352 million in 2017 and 2016, respectively.  The 2017 activity primarily reflected increases in capital expenditures for transmission and distribution facilities to serve new customers and infrastructure capital maintenance spending.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $12 million more than the amounts reported in the statements of consolidated income in each of the three-month periods ended March 31, 2017 and 2016.  The differences result from amortization reported in the following different lines items in the statements of consolidated income: regulatory asset amortization (reported in operation and maintenance expense) and the amortization of debt fair value discount (reported in interest expense and related charges).

Available Liquidity/Credit Facility — Our primary source of liquidity, aside from operating cash flows, is our ability to borrow under our revolving credit facility.  At March 31, 2017, we had a $2.0 billion secured revolving credit facility. In October 2016, we exercised the second of two one-year extensions available to us and extended the term of the revolving credit facility to October 2018. Subject to the limitations described below, available borrowing capacity under our revolving credit facility totaled $1.111 billion and $1.204 billion at March 31, 2017 and December 31, 2016, respectively.  We may request an increase in our borrowing capacity of $100 million in the aggregate provided certain conditions are met, including lender approval.

The revolving credit facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At March 31, 2017, we were in compliance with the covenant.  See “Financial Covenants, Credit Rating Provisions and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.  The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that have been certified to the Deed of Trust collateral agent.  Accordingly, the availability under our revolving credit facility is limited by the amount of available bond credits and any property additions certified to the Deed of Trust collateral agent in connection with the revolving credit facility borrowings.    To the extent we continue to issue debt securities secured by the Deed of Trust, those debt securities would also be limited by the amount of available bond credits and any property additions that have been certified to the Deed of Trust collateral agent.  At March 31, 2017, the available bond credits totaled $2.532 billion, and the amount of additional potential indebtedness that could be secured by property additions, subject to the completion of a certification process, totaled $1.792 billion.  At March 31, 2017, the available borrowing capacity of the revolving credit facility could be fully drawn.

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

Cash and cash equivalents totaled $1 million and $16 million at March 31, 2017 and December 31, 2016, respectively.  Available liquidity (cash and available revolving credit facility capacity) at March 31, 2017 totaled $1.112 billion, reflecting a  decrease of $108 million from December 31, 2016.  The decrease reflects the ongoing capital investment in transmission and distribution infrastructure.

We also committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At March 31, 2017 and December 31, 2016, our regulatory capitalization ratios were 59.5% debt to 40.5% equity and 59.4% debt to  40.6% equity, respectively.  See Note 8 to Financial Statements for discussion of the regulatory capitalization ratio.

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

Distributions — On April 26, 2017, our board of directors declared a cash distribution of $86 million, which was paid to our members on April 27, 2017.  In March 2017, our board of directors declared, and we paid, a cash distribution of $86 million to our members.

See Note 8 to Financial Statements for discussion of the distribution restriction.

Pension and OPEB Plan Funding — Our funding for the pension plans and the Oncor OPEB Plan in the calendar year 2017 is expected to total $149 million and $31 million, respectively.  In the three months ended March 31, 2017, we made cash contributions to the pension plans and the Oncor OPEB Plan of $1 million and $8 million, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility contains a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with GAAP).  Capitalization is calculated as membership interests determined in accordance with GAAP plus indebtedness described above.  At March 31, 2017, we were in compliance with this covenant.

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

Presented below are the credit ratings assigned for our debt securities at April 27, 2017.  On April 6, 2017, Fitch changed our outlook to “stable” from “rating watch positive,” and on April 17, 2017, S&P changed our outlook to “developing” from “positive,” each based on the PUCT’s denial of the joint application in PUCT Docket No. 46238 regarding NEE’s proposed acquisition of Oncor. On April 24, 2017, Moody’s confirmed our A3 senior secured rating and changed our outlook to “stable” from “ratings under review for further upgrade.”

Senior Secured
S&P	A
Moody’s	A3
Fitch	BBB+

As described in Note 7 to Financial Statements in our 2016 Form 10-K, our long-term debt is currently secured pursuant to the Deed of Trust by a first priority lien on certain of our transmission and distribution assets and is considered senior secured debt.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — Our revolving credit facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Based on the current ratings assigned to our debt securities at April 27, 2017,  our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.00%.  A decline in credit ratings would increase the cost of our revolving credit facility and likely increase the cost of any debt issuances and additional credit facilities.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under our revolving credit facility, a default by us in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $50 million that are not discharged within 60 days may cause the maturity of outstanding balances ($880 million in short-term borrowings and $9 million in letters of credit at March 31, 2017) under that facility to be accelerated.  Additionally, under the Deed of Trust, an event of default under either our revolving credit facility or our indentures would permit our lenders and the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Guarantees — At March 31, 2017, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2017, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

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

Matters with the PUCT

Change in Control Reviews - In September 2015, Oncor and the Hunt Investor Group filed in PUCT Docket No. 45188 a joint application with the PUCT seeking certain regulatory approvals with respect to transactions contemplated by a plan of reorganization in the EFH Bankruptcy Proceedings. In March 2016, the PUCT issued an order conditionally approving the joint application. In April 2016, the Hunt Investor Group and certain interveners in PUCT Docket No. 45188 filed motions for rehearing and in May 2016, the PUCT denied such motions and the order became final. In May 2016, the plan of reorganization and related merger and purchase agreement that contemplated the transactions in PUCT Docket No. 45188 were terminated. The Hunt Investor Group filed a petition with the Travis County District Court in June 2016 seeking review of the order. We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 45188, particularly in light of the termination of the plan of reorganization related to the application filed in such docket.  For additional information regarding the EFH Bankruptcy Proceedings and plans of reorganization in such proceedings, see Note 2 to Financial Statements.

The NEE Merger Agreement contemplated that Oncor and NEE file a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Amended EFH Debtor Plan. Oncor and NEE filed that joint application in PUCT Docket No. 46238 in October 2016. The PUCT denied the application on April 13, 2017.  The parties have until May 8, 2017 to file a motion for rehearing with the PUCT. We cannot predict the result of PUCT Docket No. 46238 or the ultimate outcome of the EFH Bankruptcy Proceedings, including whether the transactions contemplated by the Amended EFH Debtor Plan, including the EFH Acquisition, will (or when they will) close. For additional information regarding the NEE Merger Agreement and Amended EFH Debtor Plan, see Note 2 to Financial Statements.

2017 Rate Review (PUCT Docket No. 46957) - In response to resolutions passed by numerous cities with original jurisdiction over electric utility rates in 2016, we filed rate review proceedings with the PUCT and original jurisdiction cities in our service territory on March 17, 2017 based on a January 1, 2016 to December 31, 2016 test year.  If our proposed tariffs are adopted as filed, our annual revenue would increase by approximately $320 million. A procedural schedule has been agreed to by the parties to the case, which would result in PUCT hearings being held July 31, 2017 to August 9, 2017.  Oncor has agreed to extend the requested effective date of the rate case increase such that the jurisdictional deadline for the PUCT to act has been extended to November 30, 2017.

Wholesale Transmission Service Rule (PUCT Project No. 46393)  - In 2016, the PUCT staff initiated a rulemaking proceeding to repeal and replace the existing wholesale transmission service rule. The current PUCT rule allows us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year. In March 2017, PUCT staff filed a proposal for publication to repeal the current substantive rule and replace it with a proposed new rule. The proposed new rule changes the frequency of TCOS rate adjustments to once per calendar year. The proposed new rule would also include new limitations on the filing of TCOS rate adjustment applications and require new information in applications. We cannot predict when the PUCT will consider the proposed rule (with or without changes) for publication and comment, and whether the proposed rule, or any portion of the proposed rule, is likely to be adopted by the PUCT.  If the proposed rule is adopted as proposed, it could have an adverse effect on our revenues and results of operations.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions.  Such actions or changes could significantly alter our basic financial position, results of operations or cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  All of our long-term debt at March 31, 2017 and December 31, 2016 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Form 10-K and is therefore not presented herein.

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

Our exposure to credit risk associated with trade accounts receivable totaled $508 million at March 31, 2017.  The receivable amount is before the allowance for uncollectible accounts, which totaled $3 million at March 31, 2017.  The exposure includes trade accounts receivable from REPs totaling $373 million, which are almost entirely noninvestment grade.  At March 31, 2017, there were two nonaffiliated entities whose REP subsidiaries represented approximately 14% and 11% of the trade receivable amount, respectively.  No other parties represented 10% or more of the total trade accounts receivable amount.  We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.”  All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements.  Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2016 Form 10-K, “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the U.S. Congress, the President of the U.S., the Texas Legislature, the Governor of Texas, the U.S. Federal Energy Regulatory Commission, the PUCT, the North American Energy Regulatory Corporation, the Texas Reliability Entity, Inc., the Environmental Protection Agency, and the Texas Commission on Environmental Quality, with respect to:

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

ITEM 1A.   RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control.  In addition to the other information set forth in this report, including “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in “Part I, Item 1A.  Risk Factors” in our 2016 Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in such reports are not the only risks we face.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed*	As
	With File Number	Exhibit

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.

99			—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2017.

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

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
David M. Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date:  April 27, 2017

EXHIBIT INDEX

(a)   Exhibits provided as part of Part II are:

Exhibits	Previously Filed*	As
	With File Number	Exhibit

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.

99			—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2017.

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*   Incorporated herein by reference.