Form 10-Q
period 2017-06-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2017-07-28
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of July 27, 2017,  80.03% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.22% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors.  None of the membership interests are publicly traded.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(millions of dollars)

Operating revenues:
Nonaffiliates	$964	$732	$1,899	$1,455
Affiliates	-	216	-	436
Total operating revenues	964	948	1,899	1,891
Operating expenses:
Wholesale transmission service	229	220	460	440
Operation and maintenance (Note 10)	174	169	369	351
Depreciation and amortization	193	193	387	403
Provision in lieu of income taxes (Note 10)	64	63	106	112
Taxes other than amounts related to income taxes	107	107	220	220
Total operating expenses	767	752	1,542	1,526
Operating income	197	196	357	365
Other income and (deductions) - net (Note 11)	(3)	(3)	(7)	(8)
Nonoperating provision in lieu of income taxes	(3)	(1)	(5)	(2)
Interest expense and related charges (Note 11)	85	84	170	168
Net income	$112	$110	$185	$191

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(millions of dollars)

Net income	$112	$110	$185	$191
Other comprehensive income (loss):
Cash flow hedges – derivative value net loss recognized in net income (net of tax expense of $–, $–, $– and $–)	-	1	1	1
Defined benefit pension plans (net of tax benefit of $–, $–, $– and $–)	1	-	1	-
Total other comprehensive income	1	1	2	1
Comprehensive income	$113	$111	$187	$192

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(millions of dollars)

Cash flows — operating activities:
Net income	$185	$191
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	412	427
Provision in lieu of deferred income taxes – net	158	83
Other – net	(1)	(2)
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 4)	(27)	(103)
Other operating assets and liabilities	(89)	(124)
Cash provided by operating activities	638	472
Cash flows — financing activities:
Repayments of long-term debt (Note 6)	-	(41)
Net increase in short-term borrowings (Note 5)	367	293
Distributions to members (Note 8)	(172)	(121)
Cash provided by financing activities	195	131
Cash flows — investing activities:
Capital expenditures (Note 10)	(856)	(671)
Other – net	8	44
Cash used in investing activities	(848)	(627)
Net change in cash and cash equivalents	(15)	(24)
Cash and cash equivalents — beginning balance	16	25
Cash and cash equivalents — ending balance	$1	$1

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At June 30,	At December 31,
	2017	2016
	(millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$1	$16
Trade accounts receivable – net (Note 11)	590	545
Amounts receivable from members related to income taxes (Note 10)	32	80
Materials and supplies inventories — at average cost	88	89
Prepayments and other current assets	100	100
Total current assets	811	830
Investments and other property (Note 11)	106	100
Property, plant and equipment – net (Note 11)	14,391	13,829
Goodwill (Note 11)	4,064	4,064
Regulatory assets (Note 4)	1,982	1,974
Other noncurrent assets	9	14
Total assets	$21,363	$20,811
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 5)	$1,156	$789
Long-term debt due currently (Note 6)	324	324
Trade accounts payable (Note 10)	248	231
Amounts payable to members related to income taxes (Note 10)	12	20
Accrued taxes other than amounts related to income	107	182
Accrued interest	83	83
Other current liabilities	154	144
Total current liabilities	2,084	1,773
Long-term debt, less amounts due currently (Note 6)	5,519	5,515
Liability in lieu of deferred income taxes (Note 10)	2,949	2,788
Regulatory liabilities - (Note 4)	925	856
Employee benefit obligations and other (Note 10 and 11)	2,160	2,168
Total liabilities	13,637	13,100
Commitments and contingencies (Note 7)
Membership interests (Note 8):
Capital account ― number of interests outstanding 2017 and 2016 – 635,000,000	7,835	7,822
Accumulated other comprehensive loss	(109)	(111)
Total membership interests	7,726	7,711
Total liabilities and membership interests	$21,363	$20,811

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

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.  Revenues from subsidiaries of Vistra (subsidiaries of TCEH until October 3, 2016) represented 21%  and 23% of our total operating revenues for each of the six-month periods ended June 30, 2017 and 2016.    We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.  Oncor Holdings owns 80.03% of our membership interests, Texas Transmission owns 19.75% of our membership interests and certain members of our management team and board of directors indirectly own the remaining membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

Changes in Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-2 which created FASB Topic 842, Leases (Topic 842).  Topic 842 amends previous GAAP to require the balance sheet recognition of lease assets and liabilities for operating leases.  We will be required to adopt Topic 842 by January 1, 2019 and do not expect to early adopt.  Retrospective application to the 2017 and 2018 comparative periods presented will be required in the year of adoption.  The recognition of any lease obligation on the balance sheet would be classified as long-term debt for GAAP purposes and would be defined as debt for our regulatory capital structure purposes (see Note 8 for details).  Adoption of Topic 842 will affect our balance sheet, debt covenant calculations and capitalization ratios, as leased buildings and vehicles are recognized on the balance sheet.  We continue to evaluate the impact of Topic 842 on our financial statements.

Since May 2014, the FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers along with other supplemental guidance (together, Topic 606).  Topic 606 introduces new, increased requirements for disclosure of revenue in financial statements and guidance that are intended to eliminate inconsistencies in the recognition of revenue.  We are required to adopt Topic 606 by January 1, 2018 and expect to adopt at that time using the modified retrospective approach. Our revenues from customers are tariff-based and are designed to recover the cost of providing electric delivery service to customers including a reasonable rate of return on invested capital.  Revenues are generally recognized when the underlying service has been provided in an amount prescribed by the related tariff.  At this time, we do not expect the new guidance to change this pattern of recognition and therefore it is not expected to have a material effect on our reported results of operations, financial position or cash flows.  We continue to evaluate the application of the new guidance.

In March 2017, the FASB issued ASU 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, an amendment to Topic 715, Compensation – Retirement Benefits (Topic 715).  Topic 715, as amended, will require the non-service cost components of net retirement benefit plan costs be presented as non-operating in the income statement.  In addition, only the service cost component of net retirement benefit plan cost will be eligible for capitalization as part of inventory or property, plant and equipment.  We are required to adopt the amendment effective January 1, 2018.   The income statement presentation requirement must be applied on a retrospective basis while the capitalization eligibility requirement is applied on a prospective basis.  At this time, we do not expect the new guidance to have a material effect on our results of operations, financial position or cash flows but continue to evaluate for potential impacts.

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

The U.S. Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date. Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations. Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees. As of June 30, 2017, we had collected our prepetition receivables from the Texas Holdings Group of approximately $129 million.  As discussed below, the Plan of Reorganization (defined below) provided for a spin-off of the TCEH Debtors from EFH Corp. As a result of this spin-off (Vistra Spin-Off), Vistra and its subsidiaries, including Luminant and TXU Energy, ceased to be affiliates of ours as of October 3, 2016.

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

The Plan of Reorganization provided that the confirmation and effective date of the Plan of Reorganization with respect to the TCEH Debtors may occur separate from, and independent of, the confirmation and effective date of the Plan of Reorganization with respect to the EFH Debtors. In this regard, the bankruptcy court confirmed the Plan of Reorganization with respect to the TCEH Debtors in August 2016, and it became effective by its terms, and the Vistra Spin-Off occurred, effective October 3, 2016.

In July 2016, (i) the EFH Debtors entered into a Plan Support Agreement (NEE Plan Support Agreement) with NextEra Energy, Inc. (NEE) to effect an agreed upon restructuring of the EFH Debtors pursuant to an amendment (NEE Amendment) to the Plan of Reorganization (as amended by the NEE Amendment and as subsequently amended,  NEE Plan) and (ii) EFH Corp. and EFIH entered into an Agreement and Plan of Merger (NEE Merger Agreement) with NEE and EFH Merger Co., LLC (NEE Merger Sub), a wholly-owned subsidiary of NEE.  Pursuant to the NEE Merger Agreement, at the effective time of the NEE Plan with respect to the EFH Debtors, EFH Corp. would merge with and into NEE Merger Sub (NEE Merger), with NEE Merger Sub surviving as a wholly owned subsidiary of NEE.  The NEE Merger Agreement included various conditions precedent to consummation of the transactions contemplated thereby, including, among others, a condition that certain approvals and rulings be obtained, including from, among others, the PUCT and the IRS.  The bankruptcy court approved EFH Corp. and EFIH’s entry into the NEE Merger Agreement, the related termination fee, and the NEE Plan Support Agreement in September 2016 and confirmed the NEE Plan in February 2017.

In October 2016, we entered into an Interest Purchase Agreement (OMI Agreement) with T & D Equity Acquisition, LLC, a wholly-owned subsidiary of NEE (T&D Equity Acquisition) and Investment LLC pursuant to which T&D Equity Acquisition would purchase the 1,396,008 limited liability company interests of Oncor (representing approximately 0.22% of the outstanding equity of Oncor) that Investment LLC owns in exchange for a purchase price of approximately $27 million. The OMI Agreement contained various conditions precedent to consummation of the transactions contemplated thereby, including the consummation of the transactions contemplated by the NEE Merger Agreement.

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

Following the execution and delivery of the NEE Merger Agreement, EFIH requested, pursuant to the NEE Merger Agreement, that Oncor Holdings and Oncor enter into a letter agreement (NEE Letter Agreement) with NEE and NEE Merger Sub. The NEE Letter Agreement was executed in August 2016 and set forth certain rights and obligations of the Oncor Ring-Fenced Entities, NEE and NEE Merger Sub to cooperate in the manner set forth therein with respect to initial steps to be taken in connection with the proposed acquisition of Reorganized EFH and the other transactions described in the NEE Merger Agreement. The NEE Letter Agreement did not give NEE or NEE Merger Sub, directly or indirectly, the right to control or direct the operations of any of the Oncor Ring-Fenced Entities prior to the receipt of all approvals required by the bankruptcy court, the PUCT and other governmental entities and the consummation of the transactions contemplated by the NEE Merger Agreement. In addition, Oncor Holdings and Oncor did not act to approve any restructuring involving Oncor Holdings or Oncor or any other transaction proposed by NEE or NEE Merger Sub involving Oncor Holdings or Oncor.

The ability of the NEE Plan and the NEE Merger Agreement to become effective were subject to various conditions precedent to consummation of the contemplated transactions, including a condition that certain approvals and rulings be obtained, including from the PUCT and the IRS.

As discussed under “Regulatory Matters Related to the EFH Bankruptcy Proceedings” below, on April 13, 2017, the PUCT denied the joint application in PUCT Docket No. 46238 (April 13 Order), which sought certain regulatory approvals with respect to the transactions contemplated by the NEE Plan. Following the PUCT’s denial of the joint application, the parties to the NEE Letter Agreement agreed as of April 17, 2017 to abate the parties’ obligations under the NEE Letter Agreement.

On May 8, 2017, NEE filed a motion for rehearing with the PUCT, requesting reconsideration of the April 13 Order. On June 7, 2017, the PUCT re-affirmed its determination that the proposed transaction was not in the public interest. On June 27, 2017, NEE filed a second motion for rehearing, which the PUCT denied on June 29, 2017.

Following these developments, on July 6, 2017, EFH and EFIH delivered a notice terminating the NEE Merger Agreement, which caused the NEE Plan to be null and void. The NEE Letter Agreement and OMI Agreement terminated by their terms upon the termination of the NEE Merger Agreement. We cannot assess the impact of the foregoing on the TTI Merger Agreement.

In June 2017, the EFH Debtors received a proposal from Berkshire Hathaway Energy Company (BHE) that largely followed the structure of the NEE Plan. Following negotiations, on July 7, 2017, EFH Corp. and EFIH executed a merger agreement (BHE Merger Agreement) with BHE and certain subsidiaries (BHE Merger Subs).

Following the execution and delivery of the BHE Merger Agreement, EFIH requested, pursuant to the BHE Merger Agreement, that Oncor Holdings and Oncor enter into a letter agreement (BHE Letter Agreement) with BHE and  the BHE Merger Subs (collectively, BHE Purchasers).   The BHE Letter Agreement was executed  on July 7, 2017 and sets forth certain rights and obligations of the Oncor Ring-Fenced Entities, BHE and the BHE Merger Subs to cooperate in the manner set forth therein with respect to initial steps to be taken in connection with the acquisition of Reorganized EFH (EFH Acquisition) and the other transactions described in the BHE Merger Agreement. Pursuant to the terms of the BHE Letter Agreement, the Oncor Ring-Fenced Entities are to conduct, in all material respects, their businesses in the ordinary course of business and materially consistent with the plan for 2017 and 2018 contained in Oncor’s long-range business plan.  The BHE Letter Agreement also provides that the Oncor Ring-Fenced entities will cooperate with the BHE Purchasers to prepare and file all necessary applications for governmental approvals of the transactions contemplated by the BHE Merger Agreement, including PUCT and FERC approvals.

As was the case with the NEE Letter Agreement, the BHE Letter Agreement is not intended to give BHE or the BHE Merger Subs, directly or indirectly, the right to control or direct the operations of any of the Oncor Ring-Fenced Entities. In addition, Oncor Holdings and Oncor have not acted to approve any restructuring involving Oncor Holdings or Oncor or any other transaction proposed by BHE or the BHE Merger Subs involving Oncor Holdings or Oncor.

In connection with the execution of the BHE Merger Agreement, also on July 7, 2017, the EFH Debtors filed their joint plan of reorganization (BHE Plan) and a related disclosure statement.  The bankruptcy court has scheduled a hearing to authorize the EFH Debtors’ entry into the BHE Merger Agreement for August 21, 2017 and a hearing on their disclosure statement for August 29, 2017.  Further, the EFH Debtors are currently seeking approval of the bankruptcy court to commence a hearing on confirmation of the BHE Plan on October 24, 2017.

We cannot predict the ultimate outcome of the EFH Bankruptcy Proceedings, including whether the transactions contemplated by the BHE Plan, including the BHE Merger, will (or when they will) close. Even if the BHE  Plan is confirmed by the bankruptcy court, there remain conditions and uncertainties relating to the BHE Plan becoming effective and the consummation of the BHE Merger, including, without limitation, the ability to obtain required regulatory approvals from the PUCT, as described below under  “–Regulatory Matters Related to EFH Bankruptcy Proceedings.”

As a result, we remain unable to predict how any reorganization of the EFH Debtors ultimately will impact Oncor or what form any change in indirect ownership of Oncor may take.

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

The NEE Merger Agreement contemplated that Oncor and NEE file a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Amended EFH Debtor Plan. Oncor and NEE filed that joint application in PUCT Docket No. 46238 in October 2016. The PUCT denied the application on April 13, 2017.  The PUCT issued an Order on Rehearing on June 7, 2017 and denied NEE’s Second Motion for Rehearing on June 29, 2017. On July 13, 2017, NEE filed a petition with the Travis County District Court seeking review of the PUCT order.  We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 46238, particularly in light of the termination of the NEE Merger Agreement.

The BHE Merger Agreement contemplates that Oncor and BHE will file a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the BHE Plan, but that filing has not been made.

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

3.    REGULATORY MATTERS

Change in Control Reviews

See “Regulatory Matters Related to EFH Bankruptcy Proceedings” in Note 2 to Financials Statements.

2017 Rate Review (PUCT Docket No. 46957)

In response to resolutions passed by numerous cities with original jurisdiction over electric utility rates in 2016, we filed rate review proceedings with the PUCT and original jurisdiction cities in our service territory on March 17, 2017 based on a January 1, 2016 to December 31, 2016 test year.  If our proposed tariffs are adopted as filed, our annual revenue would increase by approximately $320 million. A procedural schedule was agreed to by the parties to the case, which would result in PUCT hearings being held July 31, 2017 to August 9, 2017.  Oncor agreed to extend the requested effective date of the rate case increase such that the jurisdictional deadline for the PUCT to act has been extended to November 30, 2017.  On June 2, 2017, Oncor filed an Unopposed Motion to Abate the Procedural Schedule.  The Motion indicated that the parties in the proceeding are engaged in settlement negotiations.  To facilitate those negotiations, the parties agreed to abate the schedule.  On July 7, 2017, Oncor filed a Status Report, indicating that the parties were in the final stages of completing the settlement stipulation to be filed in the rate case proceeding.

On July 21, 2017, we and certain parties to our rate review agreed to a settlement of that rate review. The stipulation setting forth the terms of that settlement (Rate Settlement) provides, if the Sharyland Mergers (see Note 12) are consummated, for new rates to take effect on November 27, 2017. The Rate Settlement further provides, among other items, that the base rate revenue requirement before intercompany eliminations would be $4.3 billion, our authorized return on equity would be 9.8%, and our authorized regulatory capital structure would be 57.5% debt and 42.5% equity.    Our current authorized regulatory capital structure is 60% debt and 40% equity (see Note 8).  The Rate Settlement also includes an agreement as to findings necessary for the inclusion of certain investments in Oncor’s rate base and depreciation and amortization rates for certain property and regulatory assets.  If the Sharyland Mergers are not consummated, Oncor and the parties will work to establish a new procedural schedule for the rate review.  The PUCT has not yet issued an order incorporating the terms of the Rate Settlement and we cannot predict when or if it will do so.

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

	Remaining Rate Recovery/Amortization Period at	Carrying Amount At
	June 30, 2017	June 30, 2017	December 31, 2016

Regulatory assets:
Employee retirement costs being amortized	3 years	$15	$23
Unrecovered employee retirement costs incurred since the last rate review period (b)	To be determined	343	327
Employee retirement liability (a)(b)(c)	To be determined	818	849
Self-insurance reserve (primarily storm recovery costs) being amortized	3 years	48	64
Unrecovered self-insurance reserve incurred since the last rate review period (b)	To be determined	405	367
Securities reacquisition costs (post-industry restructure)	Lives of related debt	13	13
Deferred conventional meter and metering facilities depreciation	Largely 4 years	68	78
Under-recovered AMS costs	To be determined	212	205
Under-recovered wholesale transmission service expense (a)	1 year or less	21	-
Energy efficiency performance bonus (a)	1 year or less	5	10
Other regulatory assets	Various	34	38
Total regulatory assets		1,982	1,974

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	895	819
Investment tax credit and protected excess deferred taxes	Various	9	10
Over-recovered wholesale transmission service expense (a)	1 year or less	-	10
Other regulatory liabilities	Various	21	17
Total regulatory liabilities		925	856
Net regulatory asset		$1,057	$1,118

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(c)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

5.    BORROWINGS UNDER CREDIT FACILITIES

At June 30, 2017, we had a $2.0 billion secured revolving credit facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances.  In October 2016, we exercised the second of two one-year extensions available to us and extended the term of the revolving credit facility to October 2018.  The terms of the revolving credit facility allow us to request an increase in our borrowing capacity of $100 million in the aggregate provided certain conditions are met, including lender approval.

Borrowings under the revolving credit facility are classified as short-term on the balance sheet and are secured equally and ratably with all of our other secured indebtedness by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.

At June 30, 2017, we had outstanding borrowings under the revolving credit facility totaling $1.156  billion with an interest rate of 2.18% and outstanding letters of credit totaling $9 million.  At December 31, 2016, we had outstanding borrowings under the revolving credit facility totaling $789 million with an interest rate of 1.72% and outstanding letters of credit totaling $7 million.

Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  At June 30, 2017,  substantially all outstanding borrowings bore interest at LIBOR plus 1.00%.  Amounts borrowed under the revolving credit facility, once repaid, can be borrowed again from time to time.

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.100% to 0.275% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the revolving credit facility.  Letter of credit fees on the stated amount of letters of credit issued under the revolving credit facility are payable to the lenders quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR.  Customary fronting and administrative fees are also payable to letter of credit fronting banks.  At June 30, 2017, letters of credit bore interest at 1.20%, and a commitment fee (at a rate of 0.10% per annum) was payable on the unfunded commitments under the revolving credit facility, each based on our current credit ratings.

Subject to the limitations described below, borrowing capacity available under the revolving credit facility at June 30, 2017 and December 31, 2016 was $835 million and $1.204 billion, respectively.  Generally, our indentures and revolving credit facility limit the incurrence of other secured indebtedness except for indebtedness secured equally and ratably with the indentures and revolving credit facility and certain permitted exceptions.  As described further in Note 6, the Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust.  At June 30, 2017, the available borrowing capacity of the revolving credit facility could be fully drawn.

The revolving credit facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring additional liens; entering into mergers and consolidations; and sales of substantial assets.  In addition, the revolving credit facility requires that we maintain a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.  For purposes of the ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with GAAP).  Capitalization is calculated as membership interests determined in accordance with GAAP plus indebtedness described above.  At June 30, 2017, we were in compliance with this covenant and with all other covenants.

6.    LONG-TERM DEBT

Our long-term debt is secured by a  first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.    At June 30, 2017 and December 31, 2016, our long-term debt consisted of the following:

	June 30,	December 31,
	2017	2016

5.000% Fixed Senior Notes due September 30, 2017	$324	$324
6.800% Fixed Senior Notes due September 1, 2018	550	550
2.150% Fixed Senior Notes due June 1, 2019	250	250
5.750% Fixed Senior Notes due September 30, 2020	126	126
4.100% Fixed Senior Notes due June 1, 2022	400	400
7.000% Fixed Debentures due September 1, 2022	800	800
2.950% Fixed Senior Notes due April 1, 2025	350	350
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
4.550% Fixed Senior Notes due December 1, 2041	400	400
5.300% Fixed Senior Notes due June 1, 2042	500	500
3.750% Fixed Senior Notes due April 1, 2045	550	550
Unamortized discount and debt issuance costs	(32)	(36)
Less amount due currently	(324)	(324)
Long-term debt, less amounts due currently	5,519	5,515

Deed of Trust

Our secured indebtedness, including the revolving credit facility described in Note 5, is secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At June 30, 2017, the amount of available bond credits was $2.257 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $2.060 billion.

Fair Value of Long-Term Debt

At June 30, 2017 and December 31, 2016, the estimated fair value of our long-term debt (including current maturities, if any) totaled $6.792 billion and $6.751 billion, respectively, and the carrying amount totaled $5.843 billion and $5.839 billion, respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

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

8.    MEMBERSHIP INTERESTS

Cash Distributions

Distributions are limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At June 30, 2017, $114 million was available for distribution to our members as our regulatory capitalization ratio was 59.3% debt to 40.7% equity.  The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  Equity is calculated as membership interests determined in accordance with GAAP, excluding the effects of acquisition accounting (which included recording the initial goodwill and fair value adjustments and subsequent related impairments and amortization).

On July 26, 2017, our board of directors declared a cash distribution of $65 million, to be paid to our members on August 1, 2017.  During the six months ended June 30, 2017, our board of directors declared, and we paid, the following cash distributions to our members.

Declaration Date	Payment Date	Amount
April 26, 2017	April 27, 2017	$86
March 22, 2017	March 24, 2017	$86

Membership Interests

The following table presents the changes to membership interests during the six months ended June 30, 2017 and 2016:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests

Balance at December 31, 2016	$7,822	$(111)	$7,711
Net income	185	-	185
Distributions	(172)	-	(172)
Net effects of cash flow hedges (net of tax)	-	1	1
Defined benefit pension plans (net of tax)	-	1	1
Balance at June 30, 2017	$7,835	$(109)	$7,726

Balance at December 31, 2015	$7,621	$(113)	$7,508
Net income	191	-	191
Distributions	(121)	-	(121)
Net effects of cash flow hedges (net of tax)	-	1	1
Balance at June 30, 2016	$7,691	$(112)	$7,579

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the six months ended June 30, 2017 and 2016:

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2016	$(20)	$(91)	$(111)
Defined benefit pension plans (net of tax)	-	1	1
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	1	-	1
Balance at June 30, 2017	$(19)	$(90)	$(109)

Balance at December 31, 2015	$(22)	$(91)	$(113)
Defined benefit pension plans (net of tax)	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	1	-	1
Balance at June 30, 2016	$(21)	$(91)	$(112)

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

Pension and OPEB Costs

Our net costs related to pension plans and the Oncor OPEB Plan for the three and six months ended June 30, 2017 and 2016 were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Components of net allocated pension costs:
Service cost	$6	$6	$12	$12
Interest cost	33	34	66	68
Expected return on assets	(29)	(31)	(58)	(62)
Amortization of net loss	11	10	22	20
Net pension costs	21	19	42	38
Components of net OPEB costs:
Service cost	2	2	4	4
Interest cost	12	12	24	24
Expected return on assets	(2)	(2)	(4)	(4)
Amortization of prior service cost	(5)	(5)	(10)	(10)
Amortization of net loss	8	8	16	17
Net OPEB costs	15	15	30	31
Total net pension and OPEB costs	36	34	72	69
Less amounts deferred principally as property or a regulatory asset	(25)	(25)	(51)	(50)
Net amounts recognized as expense	$11	$9	$21	$19

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

Pension and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and Oncor OPEB Plan of $22 million and $16 million, respectively, during the six months ended June 30, 2017.   We expect to make additional cash contributions to the pension plans and Oncor OPEB Plan of $127 million and $15 million, respectively, during the remainder of 2017.   Our aggregate pension plans and Oncor OPEB Plan funding is expected to total approximately $564 million and $153 million, respectively, in the 2017 to 2021 period based on the latest actuarial projections.

10.   RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions at June 30, 2017.  See Note 2 for additional information regarding related-party contingencies resulting from the EFH Bankruptcy Proceedings and information regarding the Vistra Spin-Off.  As a result of the Vistra Spin-Off, Vistra and its subsidiaries, including Luminant and TXU Energy, ceased to be related parties as of October 3, 2016.

•

We recorded revenue from TCEH, principally for electricity delivery fees, which totaled $216 million and $436 million for the three and six months ended June 30,  2016, respectively.  The fees are based on rates regulated by the PUCT that apply to all REPs.

•

EFH Corp. subsidiaries charged us for certain administrative services at cost.  Our payments to EFH Corp. subsidiaries for administrative services, which are primarily reported in operation and maintenance

expenses, totaled less than $1 million for each of the three- and six-month periods ended June 30,  2016.    We also charged each other for shared facilities at cost.  Our payments to EFH Corp. for shared facilities totaled $1  million and $2 million for the three and six months ended June 30,  2016, respectively.    Payments we received from EFH Corp. subsidiaries related to shared facilities totaled less than $1  million for each of the three- and six-month periods ended June 30,  2016.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At June 30, 2017			At December 31, 2016
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes receivable	$(26)	$(6)	$(32)	$(62)	$(18)	$(80)
Texas margin taxes payable	12	-	12	20	-	20
Net payable (receivable)	$(14)	$(6)	$(20)	$(42)	$(18)	$(60)

Cash payments made to (received from) members related to income taxes consisted of the following:

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes	$(102)	$(12)	$(114)	$-	$-	$-
Texas margin taxes	18	-	18	18	-	18
Total payments (receipts)	$(84)	$(12)	$(96)	$18	$-	$18

•

Related parties of the Sponsor Group have (1) sold, acquired or participated in the offerings of our debt or debt securities in open market transactions or through loan syndications, and (2) performed various financial advisory, dealer, commercial banking and investment banking services for us and certain of our affiliates for which they have received or will receive customary fees and expenses, and may from time to time in the future participate in any of the items in (1) and (2) above.  Also, as of June 30, 2017,  approximately 16% of the equity in an existing vendor of the company was held by a member of the Sponsor Group.  During 2017 and 2016, this vendor performed transmission and distribution system construction and maintenance services for us.  Cash payments were made for such services to this vendor totaling $113 million dollars for the six months ended June 30, 2017, of which approximately $107 million was capitalized and $6 million was recorded as an operation and maintenance expense. At June 30, 2017, we had outstanding trade payables to this vendor of $8 million.

See Note 8 for information regarding distributions to members and Note 9 for information regarding our participation in the EFH Corp. pension plan and transactions with EFH Corp. involving employee benefit matters.

11.   SUPPLEMENTARY FINANCIAL INFORMATION

Major Customers

Revenues from subsidiaries of Vistra (subsidiaries of TCEH until October 3, 2016) represented 20% and 23% of our total operating revenues for the three-month periods ended June 30, 2017 and 2016, respectively, and 21% and 23% of our total operating revenues for the six months ended June 30, 2017 and 2016, respectively.  Revenues from REP subsidiaries of another nonaffiliated entity, collectively represented 16% and 14% of total operating revenues for the three months ended June 30, 2017 and 2016, respectively, and 17% and 15% of our total operating revenues for the six months ended June 30, 2017 and 2016, respectively.  No other customer represented 10% or more of our total operating revenues.

Other Income and (Deductions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Professional fees	$(3)	$(4)	$(8)	$(8)
Non-recoverable pension and OPEB (Note 9)	(1)	-	(3)	(1)
Interest income and other	1	1	4	1
Total other income and (deductions) - net	$(3)	$(3)	$(7)	$(8)

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Interest	$88	$85	$174	$170
Amortization of debt issuance costs and discounts	-	1	1	1
Less allowance for funds used during construction – capitalized interest portion	(3)	(2)	(5)	(3)
Total interest expense and related charges	$85	$84	$170	$168

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2017	2016

Gross trade accounts and other receivables	$593	$548
Allowance for uncollectible accounts	(3)	(3)
Trade accounts receivable – net	$590	$545

At June 30, 2017 and December 31, 2016, REP subsidiaries of a nonaffiliated entity collectively represented approximately 15% of the trade accounts receivable amount.  At June 30, 2017 and December 31, 2016, REP subsidiaries of another nonaffiliated entity collectively represented approximately 11% and 12% of the trade accounts receivable amount, respectively.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by nonaffiliated REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2017	2016

Assets related to employee benefit plans, including employee savings programs	$104	$98
Land and other investments	2	2
Total investments and other property	$106	$100

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2017	2016

Total assets in service	$20,784	$20,234
Less accumulated depreciation	7,031	6,836
Net of accumulated depreciation	13,753	13,398
Construction work in progress	623	416
Held for future use	15	15
Property, plant and equipment – net	$14,391	$13,829

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At June 30, 2017			At December 31, 2016
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Identifiable intangible assets subject to amortization:
Land easements	$499	$96	$403	$491	$94	$397
Capitalized software	485	353	132	470	326	144
Total	$984	$449	$535	$961	$420	$541

Aggregate amortization expense for intangible assets totaled $15 million and $16 million for the three months ended June 30, 2017 and 2016, respectively, and $29 million and $32 million for the six months ended June 30, 2017 and 2016, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense
2017	$57
2018	52
2019	50
2020	48
2021	48

At both June 30, 2017 and December 31, 2016, goodwill totaling $4.1 billion was reported on our balance sheet.  None of this goodwill is being deducted for tax purposes.

Employee Benefit Obligations and Other

Employee benefit obligations and other reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2017	2016

Retirement plans and other employee benefits	$2,083	$2,092
Uncertain tax positions (including accrued interest)	-	3
Investment tax credits	11	12
Other	66	61
Total employee benefit obligations and other	$2,160	$2,168

In the first quarter of 2017, EFH Corp. settled all open tax claims with the IRS.  As a result, we reduced the liability for uncertain tax positions by $3 million.  This reduction is reported as a decrease in provision in lieu of income taxes.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2017	2016

Cash payments (receipts) related to:
Interest	$170	$167
Less capitalized interest	(5)	(3)
Interest payments (net of amounts capitalized)	$165	$164
Amount in lieu of income taxes (a):
Federal	(114)	-
State	18	18
Total amount in lieu of income taxes	$(96)	$18
Noncash construction expenditures (b)	$132	$99

_____________

(a)	See Note 10 for income tax related detail.
(b)	Represents end-of-period accruals.

12.   SUBSEQUENT EVENT

On July 21, 2017, we entered into an agreement (Sharyland Merger Agreement) with Sharyland Distribution & Transmission Services, L.L.C., a Texas limited liability company (SDTS), Sharyland Utilities, L.P., a Texas limited partnership (SU), and certain of their subsidiaries.

The Sharyland Merger Agreement provides that pursuant to separate mergers (collectively, Sharyland Mergers), (i) we will receive certain of the electricity distribution-related assets and liabilities of SDTS and SU (constituting substantially all of the electricity distribution business of SDTS and SU) (collectively, Sharyland Distribution Business and the portion held by SDTS, the SDTS Merger Assets), (ii) SDTS will receive portions of certain of our electricity transmission-related assets and liabilities (Oncor Merger Assets) and cash, and (iii) SU will receive cash. The transaction for assets between Oncor and SDTS is structured to qualify, in part, as a simultaneous tax deferred like kind exchange of assets to the extent that the assets exchanged are of “like kind” (within the meaning of Section 1031 of the Internal Revenue Code).

The actual assets exchanged and cash received pursuant to the Sharyland Mergers is expected to change based on the difference between the current net book value of the Oncor Merger Assets and/or the  actual net book value of the Sharyland Distribution Business as of closing, as provided in the Sharyland Merger Agreement.  To the extent of any such difference, (i) we may reduce transmission lines and/or contribute different assets, and/or (ii) a party allocated a higher net book value of assets will settle the difference with cash.  The current net book value of the Oncor Merger Assets is approximately $380 million and of the SDTS Merger Assets is approximately  $401 million (each after taking into account working capital adjustments based on amounts as of the date of the Sharyland Merger Agreement). Based on current net book values, we would owe SDTS approximately $21 million in cash and SU approximately $4 million in cash.  While these amounts are expected to change, Oncor does not expect its cash obligations to be material to it.

The closing of the transactions contemplated by the Sharyland Merger Agreement is subject to the satisfaction of customary conditions, including SDTS’s receipt of consent from the holders of certain of its indebtedness and the satisfaction of certain regulatory conditions set forth in the Sharyland Merger Agreement (Regulatory Merger Conditions). One of the Regulatory Merger Conditions is approval by the PUCT of the material terms of the stipulation relating to the settlement of our rate review (as described in Note 3).  In addition, closing is subject to the entry by the court in the EFH Bankruptcy Proceedings of an order approving the consent by EFIH to our entry into the Sharyland Merger Agreement. EFH Corp. and EFIH have consented to our entry into the Sharyland Merger Agreement subject to such court approval.  The closing of the transactions contemplated by the Sharyland Merger Agreement is also subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Among other customary termination rights, the Sharyland Merger Agreement may be terminated by SDTS, SU or Oncor, if the closing does not occur within 240 days after the date of the Sharyland Merger Agreement; provided, however, that if the Regulatory Merger Conditions have not been satisfied by such date, SDTS, SU or Oncor may extend such date by no more than the lesser of (i) 90 days or (ii) 45 days following receipt of the necessary approval of the Regulatory Merger Conditions by the PUCT.

We do not expect the transaction to have a material effect on our results of operations, financial position or cash flows.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2017 and 2016 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements as well as the Risk Factors contained in our 2016 Form 10-K.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of U.S. dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.   Revenues from REP subsidiaries of Vistra (subsidiaries of TCEH until October 3, 2016) represented 20% and 23% of our total operating revenues for the three months ended June 30, 2017 and 2016, respectively, and 21% and 23% of our total operating revenues for the six months ended June 30, 2017 and 2016, respectively.  We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  Oncor Holdings owns 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly own the remaining 0.22% of the outstanding membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

The EFH Bankruptcy Proceedings are a complex litigation matter and the full extent of potential exposure at this time is unknown.  We will continue to evaluate our affiliate transactions and contingencies throughout the EFH Bankruptcy Proceedings to determine any risks and resulting impacts on our results of operations, financial statements and cash flows.  See Notes 10 for details of Oncor’s related-party transactions with members of the Texas Holding Group.

Sharyland Merger Agreement — On July 21, 2017, Oncor entered into the Sharyland Merger Agreement (as defined in Note 12 to Financial Statements), which provides for Oncor to exchange certain transmission-related assets and liabilities (currently contemplated to consist of approximately 258 miles of transmission lines and their related assets) and cash for certain electricity distribution-related assets and liabilities constituting substantially all of the electricity distribution business of SDTS and SU (each as defined in Note 12). For more information on the Sharyland Merger Agreement, see Note 12 to Financial Statements.

For information regarding matters with the PUCT, see discussion below under “Regulation and Rates.”

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2017	2016	Change	2017	2016	Change

Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	9,998	9,564	4.5	18,487	18,214	1.5
Other (a)	19,091	18,998	0.5	35,980	35,881	0.3
Total electric energy volumes	29,089	28,562	1.8	54,467	54,095	0.7
Reliability statistics (b):
System Average Interruption Duration Index (SAIDI) (nonstorm)				97.3	96.2	1.1
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.5	1.4	7.1
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				64.2	69.1	(7.1)
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)				3,468	3,407	1.8

	Three Months Ended June 30,		$	Six Months Ended June 30,		$
	2017	2016	Change	2017	2016	Change

Operating revenues:
Distribution base revenues	$448	$441	$7	$862	$856	$6
Transmission base revenues (c)	237	226	11	473	453	20
Reconcilable rates:
TCRF (c)	313	302	11	627	603	24
Transition charges	-	2	(2)	-	22	(22)
AMS surcharges	26	33	(7)	53	67	(14)
EECRF	9	11	(2)	21	24	(3)
Other miscellaneous revenues	15	15	-	30	29	1
Intercompany eliminations (c)	(84)	(82)	(2)	(167)	(163)	(4)
Total operating revenues	$964	$948	$16	$1,899	$1,891	$8

________________

(a)	Includes small business, large commercial and industrial and all other non-residential distribution points of delivery.
(b)

SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.  The statistics presented are based on twelve months ended June 30, 2017 and 2016 data.

(c)	A portion of transmission base revenues (TCOS) is recovered from Oncor’s distribution customers through the TCRF rate. 28

Financial Results — Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Total operating revenues increased $16 million to $964 million in 2017.  Revenue is billed under tariffs approved by the PUCT.  The change reflected:

•

An Increase in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on January 1, 2012.  The $7 million increase in distribution base rate revenues is primarily due to growth in points of delivery.

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $11 million increase in transmission base revenues primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table below for a listing of Transmission Interim Rate Update Applications impacting revenues for the three months ended June 30, 2017 and 2016, as well as filings that will impact revenues for the year ended December 31, 2017.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
46825	February 2017	March 2017	$7	$4	$3
46210	July 2016	September 2016	$14	$9	$5
44968	July 2015	September 2015	$21	$14	$7

•

No Change in Reconcilable Rates — The PUCT has designated certain tariffs (TCRF, EECRF surcharge, AMS surcharge and charges related to transition bonds) as reconcilable, which means the differences between amounts billed under these tariffs and the related incurred costs, including a return component where allowed, are deferred as either regulatory assets or regulatory liabilities.  Accordingly, at prescribed intervals, future applicable tariffs are adjusted to either repay regulatory liabilities or collect regulatory assets.  While changes in these tariffs affect revenues and the timing of cash flows, they do not impact operating income, except for the AMS return component.  See Note 1 to Financial Statements for a discussion of the accounting treatment of reconcilable tariffs.

-

An Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $11 million increase in TCRF revenue reflects the pass through of a  $9 million increase in third-party wholesale transmission expense described below and a $2 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At June 30, 2017, $21 million was deferred as under-recovered wholesale transmission service expense (see Note 4 to Financial Statements).  See TCRF Filings Table below for a listing of TCRF filings impacting cash flows for the three months ended June 30, 2017 and 2016, as well as filings that will impact cash flows for the year ended December 31, 2017.

TCRF Filings Table

			Semi-Annual
			Billing Impact
Docket No.	Filed	Effective	Increase (Decrease)
47234	June 2017	September 2017 - February 2018	$79
46616	November 2016	March 2017 – August 2017	$(86)
46012	May 2016	September 2016 – February 2017	$163
45406	December 2015	March 2016 – August 2016	$(64)
44771	May 2015	September 2015 – February 2016	$47

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

-

A  Decrease in AMS Surcharges — The PUCT has authorized monthly per customer advanced meter cost recovery factors designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  We recognize revenues equal to reconcilable expenses incurred including depreciation net of calculated savings plus a return component on our investment.  The $7 million decrease in recognized AMS revenues is primarily due to lower reconcilable depreciation expense.

-

A Decrease in EECRF —  The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The $2 million decrease in EECRF surcharges is offset in operation and maintenance expense.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the three months ended June 30, 2017 and 2016, as well as filings that will impact revenues for the year ended December 31, 2017.

EECRF Filings Table

Docket No.	Filed	Effective	Average Monthly Charge per Residential Customer	Program Costs	Performance Bonus	Under-/ (Over)- Recovery
47235	June 2017*	March 2018	$0.92	$49	$12	$(5)
46013	June 2016	March 2017	$0.94	$49	$10	$(4)
44784	June 2015	March 2016	$1.19	$61	$10	$(4)

______________

*Application pending

•

No Change in Other Miscellaneous Revenues — Miscellaneous revenues include disconnect/reconnect fees and other discretionary revenues for services requested by REPs, services provided on a time and materials basis, rents, energy efficiency performance bonuses approved by the PUCT and other miscellaneous revenues.

Wholesale transmission service expense increased $9 million, or 4%, to $229 million in 2017 due to higher fees paid to other transmission entities.

Operation and maintenance expense increased $5 million, or 3%, to $174 million in 2017.    Operation and maintenance expense increased primarily due to higher contractor costs of $5 million,  higher labor related costs of $3 million, partially offset by lower vegetation management costs of $2 million and lower energy efficiency costs of $2 million.    Amortization of regulatory assets reported in operation and maintenance expense totaled $12 million for each of the three-month periods ended June 30, 2017 and 2016.

Depreciation and amortization was $193 million for both 2017 and 2016.  The current period reflects a $10 million increase attributed to ongoing investments in property, plant and equipment, largely offset by lower reconcilable AMS depreciation of $7 million and lower amortization of regulatory assets of $3 million primarily related to the maturity of the transition bonds (with an offsetting decrease in revenues).

Provision in lieu of income taxes totaled $61 million (including a $3 million benefit related to nonoperating income) in 2017 compared to $62 million (including a $1 million benefit related to nonoperating income) in 2016.  The effective income tax rate on pretax income was 35.3% and 36.0%  for the years 2017 and 2016, respectively.  The effective income tax rate on pretax income differs from the U.S. federal statutory rate of 35% primarily due to the effect of the Texas margin tax, mostly offset by the release of taxes and interest on uncertain tax positions.

Net income was $2 million higher than the prior period.  Net income increased primarily due to increases in revenues for the current period as discussed above, including increases due to growth in points of delivery and increases in transmission investment,  partially offset by higher operation and maintenance expense and higher non-reconcilable depreciation expense.

Financial Results — Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Total operating revenues increased $8 million to $1,899 million in 2017.  All revenue is billed under tariffs approved by the PUCT.  The change reflected:

•

An Increase in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on January 1, 2012.  The $6 million increase in distribution base rate revenues consisted of a $14 million increase due to growth in points of delivery, partially offset by an estimated $8 million impact due to lower average consumption primarily driven by milder weather.

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $20 million increase in transmission base revenues primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table above for a listing of Transmission Interim Rate Update Applications impacting revenues for the six months ended June 30, 2017 and 2016, as well as filings that will impact revenues for the year ended December 31, 2017.

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

-

An Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $24 million increase in TCRF revenue reflects the pass through of a $20 million increase in third-party wholesale transmission expense described below and a $4 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At June 30, 2017, $21 million was deferred as under-recovered wholesale transmission service expense (see Note 4 to Financial Statements).  See TCRF Filings Table above for a listing of TCRF filings impacting cash flows for the six months ended June 30, 2017 and 2016, as well as filings that will impact cash flows for the year ended December 31, 2017.

-

A Decrease in Transition Charges — Transition charge revenue is dedicated to paying the principal and interest of transition bonds.  We account for the difference between transition charge revenue recognized and cost related to the transition bonds as a regulatory assets or liability.  The $22 million decrease in charges related to transition bonds corresponds with an offsetting decrease in amortization and interest expense and reflects the maturity of the 2004 Series transition bonds in May 2016.  Final true-up proceedings for the transition bonds were conducted by Oncor and the PUCT during 2016 and had no material net income impact.

-

A Decrease in AMS Surcharges — The PUCT has authorized monthly per customer advanced meter cost recovery factors designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  We recognize revenues equal to reconcilable expenses incurred including depreciation net of calculated savings plus a return component on our investment.  AMS revenues decreased $14 million primarily due to lower reconcilable depreciation expense of $12 million resulting from a declining AMS investment balance.

-

A  Decrease in EECRF Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The $3 million decrease in EECRF surcharges is offset in operation and maintenance expense.  See EECRF Filings Table above for a listing of EECRF filings impacting revenues for the six months ended June 30, 2017 and 2016, as well as filings that will impact revenues for the year ended December 31, 2017.

•

An Increase in Other Miscellaneous Revenues — Miscellaneous revenues include disconnect/reconnect fees and other discretionary revenues for services requested by REPs, services provided on a time and materials basis, rents, energy efficiency performance bonuses approved by the PUCT and other miscellaneous revenues.  The $1 million increase reflects an increase in requested services.

Wholesale transmission service expense increased $20 million, or 5%, to $460 million in 2017 due to higher fees paid to other transmission entities.

Operation and maintenance expense increased $18 million, or 5%, to $369 million in 2017.  The change primarily included $11 million in higher contractor costs and $8 million in higher labor related costs.  Operation and maintenance expense also reflects fluctuations in expenses that are offset by corresponding reconcilable rate revenues, including a $3 million decrease related to the energy efficiency program.  Amortization of regulatory assets reported in operation and maintenance expense totaled $25 million for both of the six-month periods ended June 30, 2017 and 2016, respectively.

Depreciation and amortization decreased $16 million, or 4%, to $387 million in 2017.  The decrease reflects $24 million in lower amortization of regulatory assets primarily associated with transition bonds (with an offsetting decrease in revenues) and lower reconcilable AMS depreciation of $12 million, partially offset by a  $20 million increase attributed to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes totaled $101 million (including a $5 million benefit related to nonoperating income) in 2017 compared to $110 million (including a $2 million benefit related to nonoperating income) in 2016.   The effective income tax rate on pretax income was 35.3 % and 36.5% for the years 2017 and 2016, respectively.  The 2017 effective income tax rate on pretax income differs from the US federal statutory rate of 35% primarily due to the effect of the Texas margin tax, mostly offset by the release of taxes and interest on uncertain tax positions and by non-taxable gains on employee benefit plans.

Net income was $6 million lower than the prior period.  Revenues for the current period included increases due to growth in points of delivery and increases in transmission investment, partially offset by decreased revenues due to lower consumption, primarily driven by milder weather.  Operation and maintenance expense and non-reconcilable depreciation expense were higher for the current period, partially offset by lower taxes.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Cash provided by operating activities totaled $638 million and $472 million in 2017 and 2016, respectively. The $166 million increase is primarily the result of a  net tax refund from members under the tax sharing agreement of $114 million and a  $87 million increase in transmission and distribution receipts, partially offset by increased employee benefit plan funding of $21 million less prepayments.  The tax refund is primarily related to estimated tax payments made in a  prior period before the enactment of bonus depreciation on a retroactive basis.

Cash provided by financing activities totaled $195 million and $131 million in 2017 and 2016, respectively.  The $64 million change reflects  a decrease in repayments of long-term debt of $41 million and an increase in short-term borrowings of $74 million, partially offset by an increase in distributions to our members of $51 million.  See Note 8 to Financial Statements for additional information regarding distributions to our members.

Cash used in investing activities, which consists primarily of capital expenditures, totaled $848 million and $627 million in 2017 and 2016, respectively.  The 2017 activity primarily reflected increases in capital expenditures for transmission and distribution facilities to serve new customers and infrastructure capital maintenance spending.  The prior period reflects a $38 million release of Bondco restricted cash due to the maturity of the final transition bonds in that period.  This is reflected in the Other caption under investing activities.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $25 million and $24 million more than the amounts reported in the statements of consolidated income in the six months ended June 30, 2017 and 2016, respectively.  The differences result from amortization reported in the following different lines items in the statements of consolidated income: regulatory asset amortization (reported in operation and maintenance expense) and the amortization of debt fair value discount (reported in interest expense and related charges).

Available Liquidity/Credit Facility — Our primary source of liquidity, aside from operating cash flows, is our ability to borrow under our revolving credit facility.  At June 30, 2017, we had a $2.0 billion secured revolving credit facility. In October 2016, we exercised the second of two one-year extensions available to us and extended the term of the revolving credit facility to October 2018. Subject to the limitations described below, available borrowing capacity under our revolving credit facility totaled $835 million and $1.204 billion at June 30, 2017 and December 31, 2016, respectively.  We may request an increase in our borrowing capacity of $100 million in the aggregate provided certain conditions are met, including lender approval.

The revolving credit facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At June 30, 2017, we were in compliance with the covenant.  See “Financial Covenants, Credit Rating Provisions and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.  The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that have been certified to the Deed of Trust collateral agent.  Accordingly, the availability under our revolving credit facility is limited by the amount of available bond credits and any property additions certified to the Deed of Trust collateral agent in connection with the revolving credit facility borrowings.    To the extent we continue to issue debt securities secured by the Deed of Trust, those debt securities would also be limited by the amount of available bond credits and any property additions that have been certified to the Deed of Trust collateral agent.  At June 30, 2017, the available bond credits totaled $2.257 billion, and the amount of additional potential indebtedness that could be secured by property additions, subject to the completion of a certification process, totaled $2.060 billion.  At June 30, 2017, the available borrowing capacity of the revolving credit facility could be fully drawn.

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

Cash and cash equivalents totaled $1 million and $16 million at June 30, 2017 and December 31, 2016, respectively.  Available liquidity (cash and available revolving credit facility capacity) at June 30, 2017 totaled $836 million, reflecting a  decrease of $384 million from December 31, 2016.  The decrease primarily reflects the ongoing capital investment in transmission and distribution infrastructure.

We also committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.  At June 30, 2017 and December 31, 2016, our regulatory capitalization ratios were 59.3% debt to 40.7% equity and 59.4% debt to  40.6% equity, respectively.  See Note 8 to Financial Statements for discussion of the regulatory capitalization ratio.

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

Distributions — On July 26, 2017, our board of directors declared a cash distribution of $65 million, to be  paid to our members on August 1, 2017.  During the six months ended June 30, 2017, our board of directors declared, and we paid, the following cash distributions to our members.

Declaration Date	Payment Date	Amount
April 26, 2017	April 27, 2017	$86
March 22, 2017	March 24, 2017	$86

See Note 8 to Financial Statements for discussion of the distribution restriction.

Pension and OPEB Plan Funding — Our funding for the pension plans and the Oncor OPEB Plan in the calendar year 2017 is expected to total $149 million and $31 million, respectively.  In the six months ended June 30, 2017, we made cash contributions to the pension plans and the Oncor OPEB Plan of $22 million and $16 million, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility contains a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with GAAP).  Capitalization is calculated as membership interests determined in accordance with GAAP plus indebtedness described above.  At June 30, 2017, we were in compliance with this covenant.

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

Presented below are the credit ratings assigned for our debt securities at July 27, 2017.  On July 7, 2017, S&P affirmed our rating and changed our outlook to “positive” from “developing” and Fitch changed our outlook to “rating watch positive” from “stable”, each based on the announcement that BHE and EFH Corp. had entered into the BHE Merger Agreement (see Note 2 to Financial Statements for more information regarding the BHE Merger Agreement and the EFH Bankruptcy Proceedings).  Oncor remains on “stable” outlook with Moody’s.

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

Material Credit Rating Covenants — Our revolving credit facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Based on the current ratings assigned to our debt securities at July 27, 2017,  our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.00%.  A decline in credit ratings would increase the cost of our revolving credit facility and likely increase the cost of any debt issuances and additional credit facilities.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under our revolving credit facility, a default by us in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $50 million that are not discharged within 60 days may cause the maturity of outstanding balances ($1.156 billion in short-term borrowings and $9 million in letters of credit at June 30, 2017) under that facility to be accelerated.  Additionally, under the Deed of Trust, an event of default under either our revolving credit facility or our indentures would permit our lenders and the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Guarantees — At June 30, 2017, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2017, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

State Legislation

During the 2017 regular legislative session, no legislation passed that is expected to have a material impact on our financial position, results of operations or cash flows.  Although the regular session concluded, the Governor called a special session that began July 18th, which can last up to 30 days. During the special session bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects, however, we cannot predict whether any introduced to date are likely to have a substantial impact on our financial position, results of operations or cash flows.

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

The NEE Merger Agreement contemplated that Oncor and NEE file a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Amended EFH Debtor Plan. Oncor and NEE filed that joint application in PUCT Docket No. 46238 in October 2016. The PUCT denied the application on April 13, 2017.  The PUCT issued an Order on Rehearing on June 7, 2017 and denied NEE’s Second Motion for Rehearing on June 29, 2017.  On July 13, 2017, NEE filed a petition with the Travis County District Court seeking review of the PUCT order.  We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 46238, particularly in light of the termination of the NEE Merger Agreement.

The BHE Merger Agreement contemplates that Oncor and BHE will file a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the BHE Plan, but that filing has not been made.  For additional information regarding the BHE Merger Agreement and BHE Plan, see Note 2 to Financial Statements.

2017 Rate Review (PUCT Docket No. 46957) -  In response to resolutions passed by numerous cities with original jurisdiction over electric utility rates in 2016, we filed rate review proceedings with the PUCT and original jurisdiction cities in our service territory on March 17, 2017 based on a January 1, 2016 to December 31, 2016 test year.  If our proposed tariffs are adopted as filed, our annual revenue would increase by approximately $320 million. A procedural schedule was agreed to by the parties to the case, which would result in PUCT hearings being held

July 31, 2017 to August 9, 2017.  Oncor agreed to extend the requested effective date of the rate case increase such that the jurisdictional deadline for the PUCT to act has been extended to November 30, 2017.  On June 2, 2017, Oncor filed an Unopposed Motion to Abate the Procedural Schedule.  The Motion indicated that the parties in the proceeding are engaged in settlement negotiations.  To facilitate those negotiations, the parties agreed to abate the schedule.  On July 7, 2017, Oncor filed a Status Report, indicating that the parties are in the final stages of completing the settlement stipulation to be filed in the rate case proceeding.

On July 21, 2017, we and certain parties to our rate review agreed to a settlement of that rate review. The stipulation setting forth the terms of that settlement (Rate Settlement) provides, if the Sharyland Mergers (see Note 12) are consummated, for new rates to take effect on November 27, 2017. The Rate Settlement further provides, among other items, that the base rate revenue requirement before intercompany eliminations would be $4.3 billion, our authorized return on equity would be 9.8%, and our authorized regulatory capital structure would be 57.5% debt and 42.5% equity.  Our current authorized regulatory capital structure is 60% debt and 40% equity (see Note 8).  The Rate Settlement also includes agreement as to findings necessary for the inclusion of certain investments in Oncor’s rate base and depreciation and amortization rates for certain property and regulatory assets.  If the Sharyland Mergers are not consummated, Oncor and the parties will work to establish a new procedural schedule for the rate review.  The PUCT has not yet issued an order incorporating the terms of the Rate Settlement and we cannot predict when or if it will do so.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  All of our long-term debt at June 30, 2017 and December 31, 2016 carried fixed interest rates.

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

Our exposure to credit risk associated with trade accounts receivable totaled $593 million at June 30, 2017.  The receivable amount is before the allowance for uncollectible accounts, which totaled $3 million at June 30, 2017.  The exposure includes trade accounts receivable from REPs totaling $460 million, which are almost entirely noninvestment grade.  At June 30, 2017, there were two nonaffiliated entities whose REP subsidiaries represented approximately 15% and 11% of the trade receivable amount, respectively.  No other parties represented 10% or more of the total trade accounts receivable amount.  We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed*	As
	With File Number	Exhibit

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

2	333-100240 Form 8-K (filed July 24, 2017)	2.1	—

Agreement and Plan of Merger, dated July 21, 2017, among Sharyland Distribution & Transmission Services, L.L.C., Sharyland Utilities, L.P., SU AssetCo, L.L.C., Oncor Electric Delivery Company LLC and Oncor AssetCo LLC.

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.

99(a)	333-100240 Form 8-K (filed July 10, 2017)	99.2	—

Letter Agreement, dated July 7, 2017, by and among Berkshire Hathaway Energy Company, O.E. Merger Sub Inc., O.E. Merger Sub II, LLC, O.E. Merger Sub III, LLC, Oncor Electric Delivery Holdings Company LLC and Oncor Electric Delivery Company LLC.

99(b)			—	Condensed Statement of Consolidated Income – Twelve Months Ended June 30, 2017.

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

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
David M. Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date:  July 27, 2017

EXHIBIT INDEX

(a)   Exhibits provided as part of Part II are:

Exhibits	Previously Filed*	As
	With File Number	Exhibit

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

2	333-100240 Form 8-K (filed July 24, 2017)	2.1	—

Agreement and Plan of Merger, dated July 21, 2017, among Sharyland Distribution & Transmission Services, L.L.C., Sharyland Utilities, L.P., SU AssetCo, L.L.C., Oncor Electric Delivery Company LLC and Oncor AssetCo LLC.

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.

99(a)	333-100240 Form 8-K (filed July 10, 2017)	99.2	—

Letter Agreement, dated July 7, 2017, by and among Berkshire Hathaway Energy Company, O.E. Merger Sub Inc., O.E. Merger Sub II, LLC, O.E. Merger Sub III, LLC, Oncor Electric Delivery Holdings Company LLC and Oncor Electric Delivery Company LLC.

99(b)			—	Condensed Statement of Consolidated Income – Twelve Months Ended June 30, 2017.

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*   Incorporated herein by reference.