Form 10-Q
period 2017-09-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2017-10-27
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of October 26, 2017,  80.03% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.22% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors.  None of the membership interests are publicly traded.

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
Texas Transmission

Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor.  Texas Transmission is an entity indirectly owned by a private investment group led by OMERS Administration Corporation, acting through its infrastructure investment entity, OMERS Infrastructure Management Inc. (formerly Borealis Infrastructure Management Inc.), and the Government of Singapore Investment Corporation, acting through its private equity and infrastructure arm, GIC Special Investments Pte Ltd.  Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

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

Vistra Retirement Plan

Refers to the Vistra Energy Retirement Plan (formerly EFH Retirement Plan), a defined benefit pension plan sponsored by a subsidiary of Vistra, in which Oncor participates.  See Oncor Retirement Plan above.

Vistra Spin-Off	Refers to the completion of the TCEH Debtors’ reorganization under the Bankruptcy Code and emergence from the EFH Bankruptcy Proceedings effective October 3, 2016.

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(millions of dollars)

Operating revenues:
Nonaffiliates	$1,068	$806	$2,967	$2,262
Affiliates	-	265	-	700
Total operating revenues	1,068	1,071	2,967	2,962
Operating expenses:
Wholesale transmission service	230	224	690	663
Operation and maintenance (Note 10)	184	190	552	542
Depreciation and amortization	193	190	581	593
Provision in lieu of income taxes (Note 10)	94	99	200	211
Taxes other than amounts related to income taxes	120	118	340	338
Total operating expenses	821	821	2,363	2,347
Operating income	247	250	604	615
Other income and (deductions) - net (Note 11)	(5)	(3)	(12)	(11)
Nonoperating provision in lieu of income taxes	(2)	(1)	(8)	(3)
Interest expense and related charges (Note 11)	87	85	257	252
Net income	$157	$163	$343	$355

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(millions of dollars)

Net income	$157	$163	$343	$355
Other comprehensive income (loss):
Cash flow hedges – derivative value net loss recognized in net income (net of tax expense of $–, $–, $– and $–)	-	1	1	1
Defined benefit pension plans (net of tax benefit of $–, $–, $1 and $–)	1	-	2	1
Total other comprehensive income	1	1	3	2
Comprehensive income	$158	$164	$346	$357

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(millions of dollars)

Cash flows — operating activities:
Net income	$343	$355
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	618	629
Provision in lieu of deferred income taxes – net	250	166
Other – net	(2)	(3)
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 4)	30	(60)
Other operating assets and liabilities	(189)	(127)
Cash provided by operating activities	1,050	960
Cash flows — financing activities:
Issuances of long-term debt (Note 6)	600	175
Repayments of long-term debt (Note 6)	(324)	(41)
Net increase in short-term borrowings (Note 5)	128	40
Distributions to members (Note 8)	(237)	(189)
Debt discount, premium, financing and reacquisition costs – net	(4)	11
Cash provided by (used in) financing activities	163	(4)
Cash flows — investing activities:
Capital expenditures (Note 10)	(1,234)	(1,004)
Other – net	10	47
Cash used in investing activities	(1,224)	(957)
Net change in cash and cash equivalents	(11)	(1)
Cash and cash equivalents — beginning balance	16	25
Cash and cash equivalents — ending balance	$5	$24

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At September 30,	At December 31,
	2017	2016
	(millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$5	$16
Trade accounts receivable – net (Note 11)	634	545
Amounts receivable from members related to income taxes (Note 10)	37	80
Materials and supplies inventories — at average cost	92	89
Prepayments and other current assets	97	100
Total current assets	865	830
Investments and other property (Note 11)	109	100
Property, plant and equipment – net (Note 11)	14,587	13,829
Goodwill (Note 11)	4,064	4,064
Regulatory assets (Note 4)	1,967	1,974
Other noncurrent assets	16	14
Total assets	$21,608	$20,811
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 5)	$917	$789
Long-term debt due currently (Note 6)	550	324
Trade accounts payable (Note 10)	216	231
Amounts payable to members related to income taxes (Note 10)	16	20
Accrued taxes other than amounts related to income	156	182
Accrued interest	85	83
Other current liabilities	158	144
Total current liabilities	2,098	1,773
Long-term debt, less amounts due currently (Note 6)	5,566	5,515
Liability in lieu of deferred income taxes (Note 10)	3,042	2,788
Regulatory liabilities - (Note 4)	1,009	856
Employee benefit obligations and other (Note 10 and 11)	2,073	2,168
Total liabilities	13,788	13,100
Commitments and contingencies (Note 7)
Membership interests (Note 8):
Capital account ― number of interests outstanding 2017 and 2016 – 635,000,000	7,928	7,822
Accumulated other comprehensive loss	(108)	(111)
Total membership interests	7,820	7,711
Total liabilities and membership interests	$21,608	$20,811

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

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.  Revenues from subsidiaries of Vistra (subsidiaries of TCEH until October 3, 2016) represented 23% and 24% of our total operating revenues for the nine months ended September 30, 2017 and 2016, respectively.    We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.  Oncor Holdings owns 80.03% of our membership interests, Texas Transmission owns 19.75% of our membership interests and certain members of our management team and board of directors indirectly own the remaining membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

Changes in Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-2 which created FASB Topic 842, Leases (Topic 842).  Topic 842  amends previous GAAP to require the balance sheet recognition of lease assets and liabilities for operating leases.  Operating lease liabilities will not be  classified as debt for GAAP purposes under Topic 842 and will not be treated as debt for regulatory purposes.  At this time, all of Oncor’s existing leases meet the definition of an operating lease liability.   Under the new rules, the recognition of any finance leases (currently known as capital leases) on the balance sheet would be classified as debt for GAAP purposes and are expected to be defined as debt for our regulatory capital structure purposes (see Note 8 for details) similar to the current capital lease treatment.  We will be required to adopt Topic 842 by January 1, 2019 and do not expect to early adopt.  Retrospective application to the 2017 and 2018 comparative periods presented will be required in the year of adoption.  The initial adoption of Topic 842 will affect our balance sheet,  as leased buildings and vehicles are recognized as operating lease liabilities. Subsequent to adoption, to the extent Oncor enters into finance leases, its credit facility covenants and capitalization ratios could be impacted.  We continue to evaluate the potential impact of Topic 842 on our financial statements.

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

In March 2017, the FASB issued ASU 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, an amendment to Topic 715, Compensation – Retirement Benefits (Topic 715).  Topic 715, as amended, will require the non-service cost components of net retirement benefit plan costs be presented as non-operating in the income statement.  In addition, only the service cost component of net retirement benefit plan cost will be eligible for capitalization as part of inventory or property, plant and equipment.  We are required to adopt the amendment effective January 1, 2018.   The income statement presentation requirement must be applied on a retrospective basis while the capitalization eligibility requirement is applied on a prospective basis.  For cash flow purposes on a prospective basis, non-service costs will be reflected as a reduction to operating cash flows, offset by lower cash used in investing activities (lower capital expenditures).  At this time, we do not expect the new guidance to have a material effect on our rate-making process,  our results of operations, financial position or net change in total cash flows but continue to evaluate for potential impacts.

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

The U.S. Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date. Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations. Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of September 30, 2017, we had collected our prepetition receivables from the Texas Holdings Group of approximately $129 million.  As discussed below, the 2016 Plan of Reorganization (defined below) provided for a spin-off of the TCEH Debtors from EFH Corp. As a result of this spin-off (Vistra Spin-Off), Vistra and its subsidiaries, including Luminant and TXU Energy, ceased to be affiliates of ours as of October 3, 2016.

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

In May 2016, the Debtors filed a joint Plan of Reorganization (2016 Plan of Reorganization) pursuant to Chapter 11 of the U.S. Bankruptcy Code and a related disclosure statement with the bankruptcy court.  The 2016 Plan of Reorganization provided that the confirmation and effective date of the 2016 Plan of Reorganization with respect to the TCEH Debtors may occur separate from, and independent of, the confirmation and effective date of the 2016 Plan of Reorganization with respect to the EFH Debtors. In this regard, the bankruptcy court confirmed the 2016 Plan of Reorganization with respect to the TCEH Debtors in August 2016, and it became effective by its terms, and the Vistra Spin-Off occurred, effective October 3, 2016.

Prior Merger Agreements

The following merger agreements relating to a potential change in indirect ownership of Oncor were entered into in connection with the EFH Bankruptcy Proceedings. Each of these prior merger agreements has been terminated in accordance with their respective terms, except the TTI Merger Agreement (as defined below).

•

In December 2015, the EFH Debtors filed their sixth amended plan of reorganization (Sixth Amended Plan of Reorganization) and entered into a merger and purchase agreement (Hunt Merger Agreement) with an investor group consisting of certain unsecured creditors of TCEH and an affiliate of Hunt Consolidated, Inc., as well as certain other investors designated by Hunt Consolidated, Inc. (collectively, the Hunt Investor Group), that would have led to a significant change in the indirect equity ownership of Oncor. In September 2015, Oncor and the Hunt Investor Group filed a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Sixth Amended Plan of Reorganization. The PUCT issued an order conditionally approving the joint application in March 2016 and in April 2016 the Hunt Investor Group and certain intervenors filed motions for rehearing. As discussed under “Regulatory Matters Related to the EFH Bankruptcy Proceedings” below, in May 2016, the PUCT denied the motions for rehearing in PUCT Docket No. 45188 and the Hunt Merger Agreement was terminated, and in June 2016 the Hunt Investor Group filed a petition with the Travis County District Court seeking review of the order.

•

Following the termination of the Hunt Merger Agreement, in July 2016, the EFH Debtors entered into a Plan Support Agreement (NEE Plan Support Agreement) with NextEra Energy, Inc. (NEE) to effect an agreed upon restructuring of the EFH Debtors pursuant to an amendment (NEE Amendment) to the 2016 Plan of Reorganization (as amended by the NEE Amendment and as subsequently amended,  NEE Plan) and  EFH Corp. and EFIH entered into an Agreement and Plan of Merger (NEE Merger Agreement) with NEE and EFH Merger Co., LLC, a wholly-owned subsidiary of NEE.  Additionally, in October 2016, an affiliate of NEE entered into an Agreement and Plan of Merger (the TTI Merger Agreement) with Texas Transmission Holdings Corporation (the parent of Texas Transmission) and certain of its affiliates to purchase Texas Transmission’s 19.75% equity interest in Oncor for approximately $2.4 billion. The bankruptcy court approved EFH Corp. and EFIH’s entry into the NEE Merger Agreement and the NEE Plan Support Agreement in September 2016 and confirmed the NEE Plan in February 2017.  The consummation of the transactions contemplated by the NEE Plan, the NEE Merger Agreement and the TTI Merger Agreement was subject to various conditions precedent, including the approval of the PUCT. Oncor and NEE filed a joint application seeking certain regulatory approvals with respect to the NEE Merger Agreement and the TTI Merger Agreement in October 2016. The PUCT denied the application in April 2017, issued an order on rehearing in June 2017 and denied NEE’s second motion for rehearing in June 2017. Following these developments, on July 6, 2017, EFH and EFIH delivered a notice terminating the NEE Merger Agreement, which caused the NEE Plan to be null and void.  As discussed under “Regulatory Matters Related to the EFH Bankruptcy Proceedings” below, on July 13, 2017, NEE filed a petition with the Travis County District Court seeking review of the PUCT order (PUCT NEE Plan Order). We cannot assess the impact of the termination of the NEE Merger Agreement on the results of the review or ultimate disposition of the PUCT NEE Plan Order, or any associated impacts of such termination and matters relating to the PUCT NEE Plan Order on the TTI Merger Agreement and the transactions contemplated  thereby.

•

Following the termination of the NEE Merger Agreement, on July 7, 2017, EFH Corp. and EFIH executed a merger agreement (BHE Merger Agreement) with Berkshire Hathaway Energy Company (BHE ) and certain of its subsidiaries. The BHE Merger Agreement provided for the acquisition by BHE of the 80.03% of Oncor’s membership interests owned indirectly by EFH Corp. and EFIH. In connection with the execution of the BHE Merger Agreement, on July 7, 2017, the EFH Debtors filed their joint plan of reorganization (BHE Plan) and a related disclosure statement.  The EFH Debtors terminated the BHE

Merger Agreement on August 21, 2017 in connection with their entry into the Sempra Merger Agreement (as defined below), which caused the BHE Plan to become null and void.  Further, by order dated September 7, 2017, the bankruptcy court ordered that the BHE Merger Agreement was terminated and not approved.

For additional information regarding the transactions contemplated by the merger and purchase agreement with the Hunt Investor Group, the NEE Plan, the NEE Merger Agreement, the TTI Merger Agreement and the BHE Merger Agreement, see Notes 2 and 8 to Financial Statements in our 2016 Form 10-K and Notes 2 and 7 to  Financial Statements in our Quarterly Reports.

Sempra Merger Agreement

On August 15, 2017, the EFH Debtors received an alternative proposal from Sempra Energy (Sempra) that largely followed the structure of the BHE Plan. Following negotiations, on August 21, 2017, EFH Corp. and EFIH entered into an Agreement and Plan of Merger (Sempra Merger Agreement) with Sempra and one of its wholly-owned subsidiaries (collectively, the Sempra Parties). Similar to the BHE Merger Agreement, the Sempra Merger Agreement does not impose any conditions on the EFH Debtors regarding TTI’s minority interest in Oncor. Accordingly, the Sempra Merger Agreement provides for the acquisition by Sempra of the 80.03% of Oncor’s membership interests owned indirectly by EFH Corp. and EFIH.

Following the execution and delivery of the Sempra Merger Agreement, EFIH requested, pursuant to the Sempra Merger Agreement, that Oncor Holdings and Oncor enter into a letter agreement (Sempra Letter Agreement) with the Sempra Parties.  The Sempra Letter Agreement was executed  on August 25, 2017 and sets forth certain rights and obligations of the Oncor Ring-Fenced Entities and the Sempra Parties to cooperate in the manner set forth therein with respect to initial steps to be taken in connection with the acquisition of Reorganized EFH and the other transactions described in the Sempra Merger Agreement.  Pursuant to the terms of the Sempra Letter Agreement, the Oncor Ring-Fenced Entities are to conduct, in all material respects, their businesses in the ordinary course of business and materially consistent with the plan for 2017 and 2018 contained in Oncor’s long-range business plan.  The Sempra Letter Agreement also provides that the Oncor Ring-Fenced Entities will cooperate with the Sempra Parties to prepare and file all necessary applications for governmental approvals of the transactions contemplated by the Sempra Merger Agreement, including PUCT and FERC approvals.  The Sempra Letter Agreement is not intended to give the Sempra Parties, directly or indirectly, the right to control or direct the operations of any of the Oncor Ring-Fenced Entities.

In connection with the execution of the Sempra Merger Agreement, on September 5, 2017, the EFH Debtors filed an amended joint plan of reorganization (Sempra Plan) and a related disclosure statement (Sempra Disclosure Statement).  On September 6, 2017, the bankruptcy court authorized the EFH Debtors’ entry into the Sempra Merger Agreement, approved the Sempra Disclosure Statement and authorized the EFH Debtors to solicit votes on the Sempra Plan. The Sempra Merger Agreement contemplates that Oncor and the Sempra Parties will file a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Sempra Plan, and that filing was made on October 5, 2017 in PUCT Docket No. 47675.  The EFH Debtors have indicated that they will not seek bankruptcy court confirmation of the Sempra Plan unless and until the PUCT approves the transactions contemplated by the Sempra Plan.

We cannot predict the ultimate outcome of the EFH Bankruptcy Proceedings, including whether the transactions contemplated by the Sempra Plan, including the Sempra Merger Agreement, will (or when they will) close. There remain conditions and uncertainties relating to the Sempra Plan becoming effective and the consummation of the transactions contemplated by the Sempra Merger Agreement, including, without limitation, the ability to obtain required regulatory approvals from the PUCT, as described below under  “Regulatory Matters Related to EFH Bankruptcy Proceedings.”  As a result, we remain unable to predict how any reorganization of the EFH Debtors ultimately will impact Oncor or what form any change in indirect ownership of Oncor may take. In this regard, we are unable to predict the ultimate impact of the termination of the NEE Merger Agreement and matters relating to the PUCT NEE Plan Order or the TTI Merger Agreement, including the ultimate disposition, if any, of Texas Transmission’s 19.75% equity stake in Oncor.

Regulatory Matters Related to EFH Bankruptcy Proceedings

In September 2015, Oncor and the Hunt Investor Group filed in PUCT Docket No. 45188 a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by a plan of reorganization in the EFH Bankruptcy Proceedings. In March 2016, the PUCT issued an order conditionally approving the joint application. In April 2016, the Hunt Investor Group and certain interveners in PUCT Docket No. 45188 filed motions for rehearing and in May 2016, the PUCT denied such motions and the order became final. In May 2016, the plan of reorganization and related merger and purchase agreement that contemplated the transactions in PUCT Docket No. 45188 were terminated. The Hunt Investor Group filed a petition with the Travis County District Court in June 2016 seeking review of the order. We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 45188, particularly in light of the termination of the Hunt Merger Agreement.

In connection with PUCT Docket No. 45188, certain cities that have retained original jurisdiction over electric utility rates passed resolutions directing Oncor to file rate review proceedings.  In connection with those resolutions, counsel for those cities notified Oncor that they expected Oncor to make a rate filing to comply with their resolutions on or before March 17, 2017. That filing was made with the PUCT and original jurisdiction cities on March 17, 2017 in PUCT Docket No. 46957.  In July 2017, we and certain parties to our rate review agreed to a settlement of that rate review, and on August 2, 2017 a settlement agreement was filed that settled all issues in the docket.  On October 13, 2017, the PUCT issued an order approving the settlement agreement.  For more information, see Note 3 – “2017 Rate Review (PUCT Docket No. 46957).”

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

On July 28, 2017, Texas Transmission Holdings Corporation (TTHC) and NEE filed in PUCT Docket No. 47453 a joint application with the PUCT seeking certain regulatory approvals with respect to NEE’s proposed acquisition of the 19.75 percent minority interest in Oncor that is indirectly held by TTHC.  The application requested that the PUCT issue an order disclaiming jurisdiction over the transaction or finding that the transaction is in the public interest and approved.  On September 14, 2017, Oncor filed a motion to intervene as a party, but not an applicant, in PUCT Docket No. 47453.  On October 26, 2017, the PUCT voted to dismiss the application without prejudice on jurisdictional grounds and ordered that any future filing of the application must include the affected utility (in this case Oncor) as an applicant.  The PUCT further ordered that in any such filing Oncor is not required to seek approval of the application or any other specific relief.    We cannot predict the result of this proceeding.

Oncor and the Sempra Parties filed a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Sempra Plan on October 5, 2017 in PUCT Docket No. 47675.

Settlement Agreement

In connection with the EFH Bankruptcy Proceedings, the EFH Debtors and various creditor parties entered into a settlement agreement (the Settlement Agreement) in August 2015 (as amended in September 2015) to compromise and settle, among other things (i) intercompany claims among the EFH Debtors, (ii) claims and causes of actions against holders of first lien claims against TCEH and the agents under the TCEH Senior Secured Facilities, (iii) claims and causes of action against holders of interests in EFH Corp. and certain related entities and (iv) claims and causes of action against each of the EFH Debtors’ current and former directors, the Sponsor Group, managers and officers and other related entities. The Settlement Agreement contemplates a release of such claims upon approval of the Settlement Agreement by the bankruptcy court, which approval was obtained in December 2015.

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

3.    REGULATORY MATTERS

Change in Control Reviews

See “Regulatory Matters Related to EFH Bankruptcy Proceedings” in Note 2 to Financials Statements.

2017 Rate Review (PUCT Docket No. 46957)

In response to resolutions passed by numerous cities with original jurisdiction over electric utility rates in 2016, we filed rate review proceedings with the PUCT and original jurisdiction cities in our service territory on March 17, 2017 based on a January 1, 2016 to December 31, 2016 test year.  In July 2017, we and certain parties to our rate review agreed to a settlement of that rate review, and on August 2, 2017 a settlement agreement was filed that settled all issues in the docket.  On October 13, 2017, the PUCT issued an order approving the settlement of the rate review.  The order is expected to become final and non-appealable on November 7, 2017, after the time period for motions for rehearing expires. The order provides for new rates to take effect on November 27, 2017, contingent upon the closing of the transactions discussed below under “Sharyland Transaction.” If such transactions do not close on or before November 27, 2017, the PUCT order will be of no force and effect and Oncor and the parties to the rate review will work together to establish a new procedural schedule for the rate review. The order further provides, among other items, that Oncor’s base rate revenue requirement before intercompany eliminations would be approximately $4.3 billion, Oncor’s authorized return on equity would be 9.8%, and Oncor’s authorized regulatory capital structure would be 57.5% debt and 42.5% equity.  Oncor’s current authorized return on equity is 10.25% and the current authorized regulatory capital structure is 60% debt and 40% equity. The PUCT order provides for the use of a regulatory liability and bill credit mechanism until the new authorized regulatory capital structure is met following the effective date for new rates to reflect our actual capitalization prior to achieving the authorized capital structure.

Sharyland Transaction

On July 21, 2017, we entered into an agreement (Sharyland Agreement) with Sharyland Distribution & Transmission Services, L.L.C., a Texas limited liability company (SDTS), Sharyland Utilities, L.P., a Texas limited partnership (SU), and certain of their subsidiaries.

The Sharyland Agreement provides that pursuant to separate mergers (collectively, Sharyland Mergers), (i) we will receive certain of the electricity distribution-related assets and liabilities of SDTS and SU (constituting substantially all of the electricity distribution business of SDTS and SU) and certain transmission assets (collectively, Sharyland  Distribution Business and the portion held by SDTS, the SDTS Merger Assets), (ii) SDTS will receive portions of certain of our electricity transmission-related assets and liabilities (Oncor Merger Assets) and cash, and (iii) SU will receive cash. The transaction for assets between Oncor and SDTS is structured to qualify, in part, as a simultaneous tax deferred like kind exchange of assets to the extent that the assets exchanged are of “like kind” (within the meaning of Section 1031 of the Internal Revenue Code).

The actual assets exchanged and cash received pursuant to the Sharyland Mergers is based on the difference between the current net book value of the Oncor Merger Assets and/or the actual net book value of the Sharyland Distribution Business as of closing, as provided in the Sharyland Agreement.  The net book value of the Oncor Merger Assets is approximately $380 million and of the SDTS Merger Assets is approximately $401 million (each after taking into account working capital adjustments based on amounts as of the date of the Sharyland Agreement). Based on these net book values, we would owe SDTS approximately $20 million in cash and SU approximately $6.5 million in cash.  While these amounts may change, Oncor does not expect its cash obligations to be material to it.

Among other customary termination rights, the Sharyland Agreement may be terminated by SDTS, SU or Oncor, if the closing does not occur within 240 days after the date of the Sharyland Agreement.

On August 4, 2017, we, SDTS and SU filed a joint application for sale, transfer, or merger in PUCT Docket No. 47469 requesting PUCT approvals of the transactions contemplated by the Sharyland Agreement.  On October 13, 2017, the PUCT issued an order approving the Sharyland Agreement in Docket No. 47469.  All required PUCT approvals for the closing of the transactions contemplated by the Sharyland Agreement have now been received. The parties have also received clearance for the transactions contemplated by the Sharyland Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The court in the EFH Corp. and EFIH bankruptcy proceedings has also issued an order approving the consent by EFIH to Oncor’s entry into the Sharyland Agreement.  Closing is also subject to the satisfaction of other customary closing conditions, including SDTS’s receipt of consent from the holders of certain of its indebtedness.  We expect the transaction to close in the fourth quarter of 2017, before the November 27, 2017 effective date of the rate changes discussed above under “2017 Rate Review (PUCT Docket No. 46957).”

We do not expect the Sharyland transaction to have a material effect on our results of operations, financial position or cash flows.

We are involved in various other regulatory proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.

See Note 3 to Financial Statements in our 2016 Form 10-K for additional information regarding regulatory matters.

4.    REGULATORY ASSETS AND LIABILITIES

Recognition of regulatory assets and liabilities and the periods which they are to be recovered or refunded through rate regulation are determined by the PUCT.    Components of our regulatory assets and liabilities and their remaining periods as of September 30, 2017 are provided in the table below.  Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period at	Carrying Amount At
	September 30, 2017	September 30, 2017	December 31, 2016

Regulatory assets:
Employee retirement costs being amortized	2 years	$11	$23
Unrecovered employee retirement costs incurred since the last rate review period (b)	To be determined	352	327
Employee retirement liability (a)(b)(c)	To be determined	804	849
Self-insurance reserve (primarily storm recovery costs) being amortized	2 years	40	64
Unrecovered self-insurance reserve incurred since the last rate review period (b)	To be determined	424	367
Securities reacquisition costs (post-industry restructure)	Lives of related debt	12	13
Deferred conventional meter and metering facilities depreciation	Largely 3 years	62	78
Under-recovered AMS costs	To be determined	213	205
Energy efficiency performance bonus (a)	1 year or less	14	10
Other regulatory assets	Various	35	38
Total regulatory assets		1,967	1,974

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	933	819
Investment tax credit and protected excess deferred taxes	Various	9	10
Over-recovered wholesale transmission service expense (a)	1 year or less	46	10
Other regulatory liabilities	Various	21	17
Total regulatory liabilities		1,009	856
Net regulatory assets		$958	$1,118

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(c)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

5.    SHORT-TERM BORROWINGS

At September 30, 2017, we had a $2.0 billion secured revolving credit facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances.  In October 2016, we exercised the second of two one-year extensions available to us and extended the term of the revolving credit facility to October 2018.  The terms of the revolving credit facility allow us to request an increase in our borrowing capacity of $100 million in the aggregate provided certain conditions are met, including lender approval.

Borrowings under the revolving credit facility are classified as short-term on the balance sheet and are secured equally and ratably with all of our other secured indebtedness by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.

At September 30, 2017, we had outstanding borrowings under the revolving credit facility totaling $917 million with an interest rate of 2.22% and outstanding letters of credit totaling $9 million.  At December 31, 2016, we had outstanding borrowings under the revolving credit facility totaling $789 million with an interest rate of 1.72% and outstanding letters of credit totaling $7 million.

Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  At September 30, 2017,  substantially all outstanding borrowings bore interest at LIBOR plus 1.00%.  Amounts borrowed under the revolving credit facility, once repaid, can be borrowed again from time to time.

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.100% to 0.275% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the revolving credit facility.  Letter of credit fees on the stated amount of letters of credit issued under the revolving credit facility are payable to the lenders quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR.  Customary fronting and administrative fees are also payable to letter of credit fronting banks.  At September 30, 2017, letters of credit bore interest at 1.20%, and a commitment fee (at a rate of 0.10% per annum) was payable on the unfunded commitments under the revolving credit facility, each based on our current credit ratings.

Subject to the limitations described below, borrowing capacity available under the revolving credit facility at September 30, 2017 and December 31, 2016 was $1.074 billion and $1.204 billion, respectively.  Generally, our indentures and revolving credit facility limit the incurrence of other secured indebtedness except for indebtedness secured equally and ratably with the indentures and revolving credit facility and certain permitted exceptions.  As described further in Note 6, the Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust.  At September 30, 2017, the available borrowing capacity of the revolving credit facility could be fully drawn.

The revolving credit facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring additional liens; entering into mergers and consolidations; and sales of substantial assets.  In addition, the revolving credit facility requires that we maintain a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.  For purposes of the ratio, debt is calculated as indebtedness defined in the revolving credit facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with GAAP).  Capitalization is calculated as membership interests determined in accordance with GAAP plus indebtedness described above.  At September 30, 2017, we were in compliance with this covenant and with all other covenants.

6.    LONG-TERM DEBT

Our senior notes are secured by a  first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.  At September 30, 2017 and December 31, 2016, our long-term debt consisted of the following:

	September 30,	December 31,
	2017	2016

Secured:
5.000% Fixed Senior Notes due September 30, 2017	$-	$324
6.800% Fixed Senior Notes due September 1, 2018	550	550
2.150% Fixed Senior Notes due June 1, 2019	250	250
5.750% Fixed Senior Notes due September 30, 2020	126	126
4.100% Fixed Senior Notes due June 1, 2022	400	400
7.000% Fixed Debentures due September 1, 2022	800	800
2.950% Fixed Senior Notes due April 1, 2025	350	350
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
4.550% Fixed Senior Notes due December 1, 2041	400	400
5.300% Fixed Senior Notes due June 1, 2042	500	500
3.750% Fixed Senior Notes due April 1, 2045	550	550
3.800% Fixed Senior Notes due September 30, 2047	325	-
Secured long-term debt	5,876	5,875
Unsecured:
Term loan credit agreement due no later than March 26, 2019	275	-
Total long-term debt	6,151	5,875
Unamortized discount and debt issuance costs	(35)	(36)
Less amount due currently	(550)	(324)
Long-term debt, less amounts due currently	$5,566	$5,515

Debt-Related Activity in 2017

Debt Repayments

Repayments of long-term debt in the nine months ended September 30, 2017 consisted of $324 million aggregate principal amount of 5.00% senior secured notes due September 30, 2017 (2017 Notes) that we redeemed on September 29, 2017.

Issuance of Senior Secured Notes

In September 2017, we issued $325 million aggregate principal amount of 3.80% senior secured notes due September 30, 2047 (2047 Notes).  We used the proceeds (net of the initial purchasers’ discount, fees and expenses) of $321 million from the sale of the 2047 Notes for general corporate purposes, including repayment of borrowings under the revolving credit facility and payment of a portion of the redemption price for the 2017 Notes.  The 2047 Notes are secured by a first priority lien, and are secured equally and ratably with all of our other secured indebtedness.

Interest on the 2047 Notes is payable in cash semiannually on March 30 and September 30 of each year, beginning on March 30, 2018.  Prior to March 30, 2047, we may at our option at any time redeem all or part of the

2047 Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a make-whole premium.  On and after March 30, 2047, Oncor may redeem the 2047 Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of such 2047 Notes, plus accrued and unpaid interest. The 2047 Notes also contain customary events of default, including failure to pay principal or interest on the Notes when due.

The 2047 Notes were issued in a private placement and were not registered under the Securities Act.  We have agreed, subject to certain exceptions, to register with the SEC notes having substantially identical terms as the 2047 Notes (except for provisions relating to the transfer restriction and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the 2047 Notes.  We have agreed to use commercially reasonable efforts to cause the exchange offer to be completed within 315 days after the issue date of the 2047 Notes.  If a registration statement for the exchange offer is not declared effective by the SEC within 270 days after the issue date of the 2047 Notes or the exchange offer is not completed within 315 days after the issue date of the 2047 Notes (an exchange default), then the annual interest rate on the 2047 Notes will increase 50 basis points per annum until the earlier of the expiration of the exchange default or the second anniversary of the issue date of the Notes.

Term Loan Credit Agreement

On September 26, 2017, we entered into a term loan credit agreement that provides for a springing-lien term loan credit facility in an aggregate principal amount of $275 million.  On December 31, 2017, if (i) the obligations under the term loan credit agreement are outstanding as of such date and (ii) the obligations under our revolving credit facility (as amended, restated, supplemented, refinanced, replaced or otherwise modified) are secured as of such date, then the obligations under the term loan credit agreement will become secured indebtedness under the lien of our Deed of Trust.

The term loan credit agreement has an 18 month term maturing on March 26, 2019, and contains optional prepayment provisions as well as mandatory prepayment provisions that require prepayment in the event of certain specified debt issuances or certain specified asset dispositions.

At September 30, 2017, we had outstanding borrowings of $275 million under the term loan credit agreement with an interest rate of 2.138%.

Loans under the term loan credit agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 0.80%-0.90%, depending on whether the loan has become secured, or (ii) an alternate base rate (the highest of (1) the prime rate of Wells Fargo Bank, National Association, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%).

The term loan credit agreement contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things, incurring additional liens, entering into mergers and consolidations, and sales of substantial assets.

In addition, the term loan credit agreement requires that we maintain a consolidated senior debt to capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.

The term loan credit agreement also contains customary events of default for facilities of this type the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments, including certain changes in control of Oncor that are not permitted transactions under the term loan credit agreement, cross-default provisions in the event Oncor or any of its subsidiaries defaults on indebtedness in a principal amount in excess of $100 million or receives judgments for the payment of money in excess of $50 million that are not discharged within 60 days.

Deed of Trust

Our secured indebtedness, including the revolving credit facility described in Note 5, is secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness (including borrowings under our revolving credit facility) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At September 30, 2017, the amount of available bond credits was $2.495 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $2.109 billion.

Fair Value of Long-Term Debt

At September 30, 2017 and December 31, 2016, the estimated fair value of our long-term debt (including current maturities, if any) totaled $7.093 billion and $6.751 billion, respectively, and the carrying amount totaled $6.116 billion and $5.839  billion, respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

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

Sharyland Agreement

In July 2017, we entered into the Sharyland Agreement that involves the exchange of certain of our electricity transmission-related assets and liabilities for substantially all of Sharyland’s electricity distribution business and certain transmission assets as defined by the agreement.  On October 13, 2017, the PUCT issued an order approving the transactions contemplated by the Sharyland Agreement.  See Note 3 for additional information on and the status of the transaction.

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

8.    MEMBERSHIP INTERESTS

Cash Distributions

Distributions are limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which was 60% debt to 40% equity as of September 30, 2017.  The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt including capital leases plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  Equity is calculated as membership interests determined in accordance with GAAP, excluding the effects of acquisition accounting (which included recording the initial goodwill and fair value adjustments and subsequent related impairments and amortization).

At September 30, 2017, $25 million was available for distribution to our members as our regulatory capitalization ratio was 59.9% debt to 40.1% equity.  Our PUCT authorized capital structure will be 57.5% debt and 42.5% equity effective November 27, 2017 contingent upon the PUCT order issued in PUCT Docket No. 46957 becoming final and taking effect (see Note 3 for more details).  To obtain the additional 2.5% equity capitalization, we anticipate that approximately $250 million of equity will be needed.  The PUCT order in PUCT Docket No.

46957 provides for the use of a regulatory liability and bill credit mechanism until the new authorized regulatory capital structure is met following the effective date for new rates to reflect our actual capitalization prior to achieving the authorized capital structure.

On October 25, 2017, our board of directors declared a contingent cash distribution of $32 million to be paid to our members as of October 25, 2017 within one business day after an additional equity contribution is made to Oncor from members totaling approximately $250 million.   In the event the additional equity contribution is not made on or before the date of the closing of the Sempra Merger Agreement, no distribution shall be payable.  For more information on the Sempra Merger Agreement, see Note 2.

During the nine months ended September 30, 2017, our board of directors declared, and we paid, the following cash distributions to our members.

Declaration Date	Payment Date	Amount
July 26, 2017	August 1, 2017	$65
April 26, 2017	April 27, 2017	$86
March 22, 2017	March 24, 2017	$86

Membership Interests

The following table presents the changes to membership interests during the nine months ended September 30, 2017 and 2016:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests

Balance at December 31, 2016	$7,822	$(111)	$7,711
Net income	343	-	343
Distributions	(237)	-	(237)
Net effects of cash flow hedges (net of tax)	-	1	1
Defined benefit pension plans (net of tax)	-	2	2
Balance at September 30, 2017	$7,928	$(108)	$7,820

Balance at December 31, 2015	$7,621	$(113)	$7,508
Net income	355	-	355
Distributions	(189)	-	(189)
Net effects of cash flow hedges (net of tax)	-	1	1
Defined benefit pension plans (net of tax)	-	1	1
Balance at September 30, 2016	$7,787	$(111)	$7,676

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the nine months ended September 30, 2017 and 2016:

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2016	$(20)	$(91)	$(111)
Defined benefit pension plans (net of tax)	-	2	2
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	1	-	1
Balance at September 30, 2017	$(19)	$(89)	$(108)

Balance at December 31, 2015	$(22)	$(91)	$(113)
Defined benefit pension plans (net of tax)	-	1	1
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	1	-	1
Balance at September 30, 2016	$(21)	$(90)	$(111)

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

Oncor OPEB Plan

The Oncor OPEB Plan covers our eligible current and future retirees as well as certain eligible retirees of EFH Corp./Vistra whose employment service was assigned to both Oncor (or a predecessor regulated electric business) and a non-regulated business of EFH Corp.  Vistra is solely responsible for its portion of the liability for retiree benefits related to those retirees.    As we are not responsible for Vistra’s portion of the Oncor OPEB Plan’s unfunded liability, that amount is not reported on our balance sheet.  See Note 10 to Financial Statements in our 2016 Form 10-K for additional information.

Pension and OPEB Costs

Our net costs related to pension plans and the Oncor OPEB Plan for the three and nine months ended September 30, 2017 and 2016 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Components of net allocated pension costs:
Service cost	$6	$6	$18	$18
Interest cost	32	33	98	101
Expected return on assets	(28)	(30)	(86)	(92)
Amortization of net loss	11	10	33	30
Net pension costs	21	19	63	57
Components of net OPEB costs:
Service cost	1	2	5	6
Interest cost	12	12	36	36
Expected return on assets	(2)	(2)	(6)	(6)
Amortization of prior service cost	(5)	(5)	(15)	(15)
Amortization of net loss	8	9	24	26
Net OPEB costs	14	16	44	47
Total net pension and OPEB costs	35	35	107	104
Less amounts deferred principally as property or a regulatory asset	(25)	(25)	(76)	(75)
Net amounts recognized as expense	$10	$10	$31	$29

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

Pension and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and Oncor OPEB Plan of $128 million and $25 million, respectively, during the nine months ended September 30, 2017.   We expect to make additional cash contributions to the pension plans and Oncor OPEB Plan of $21 million and $6 million, respectively, during the remainder of 2017.   Our aggregate pension plans and Oncor OPEB Plan funding is expected to total approximately $564 million and $153 million, respectively, in the 2017 to 2021 period based on the latest actuarial projections.

10.   RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions at September 30, 2017.  See Note 2 for additional information regarding related-party contingencies resulting from the EFH Bankruptcy Proceedings and information regarding the Vistra Spin-Off.  As a result of the Vistra Spin-Off, Vistra and its subsidiaries, including Luminant and TXU Energy, ceased to be related parties as of October 3, 2016.

•

We recorded revenue from TCEH, principally for electricity delivery fees, which totaled $265 million and $700 million for the three and nine months ended September 30,  2016, respectively.  The fees are based on rates regulated by the PUCT that apply to all REPs.

•

EFH Corp. subsidiaries charged us for certain administrative services at cost.  Our payments to EFH Corp. subsidiaries for administrative services, which are primarily reported in operation and maintenance

expenses, totaled less than $1 million for each of the three- and nine-month periods ended September 30,  2016.    We also charged each other for shared facilities at cost.  Our payments to EFH Corp. for shared facilities totaled $1  million and $3 million for the three and nine months ended September 30,  2016, respectively.    Payments we received from EFH Corp. subsidiaries related to shared facilities totaled $1  million for each of the three- and nine-month periods ended September 30,  2016.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At September 30, 2017			At December 31, 2016
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes receivable	$(30)	$(7)	$(37)	$(62)	$(18)	$(80)
Texas margin taxes payable	16	-	16	20	-	20
Net payable (receivable)	$(14)	$(7)	$(21)	$(42)	$(18)	$(60)

Cash payments made to (received from) members related to income taxes consisted of the following:

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes	$(102)	$(12)	$(114)	$-	$-	$-
Texas margin taxes	20	-	20	20	-	20
Total payments (receipts)	$(82)	$(12)	$(94)	$20	$-	$20

•

Related parties of the Sponsor Group have (1) sold, acquired or participated in the offerings of our debt or debt securities in open market transactions or through loan syndications, and (2) performed various financial advisory, dealer, commercial banking and investment banking services for us and certain of our affiliates for which they have received or will receive customary fees and expenses, and may from time to time in the future participate in any of the items in (1) and (2) above.  Also, as of September 30, 2017,  approximately 16% of the equity in an existing vendor of the company was held by a member of the Sponsor Group.  During 2017 and 2016, this vendor performed transmission and distribution system construction and maintenance services for us.  Cash payments were made for such services to this vendor totaling $166 million dollars for the nine months ended September 30, 2017, of which approximately $157 million was capitalized and $9 million was recorded as an operation and maintenance expense.  At September 30, 2017, we had outstanding trade payables to this vendor of $5 million.

See Note 8 for information regarding distributions to members and Note 9 for information regarding our participation in the EFH Corp. pension plan and transactions with EFH Corp. involving employee benefit matters.

11.   SUPPLEMENTARY FINANCIAL INFORMATION

Major Customers

Revenues from subsidiaries of Vistra (subsidiaries of TCEH until October 3, 2016) represented 25% of our total operating revenues for each of the three-month periods ended September 30, 2017 and 2016, respectively, and 23% and 24% of our total operating revenues for the nine months ended September 30, 2017 and 2016, respectively.  Revenues from REP subsidiaries of another nonaffiliated entity, collectively represented 20% and 19% of total operating revenues for the three months ended September 30, 2017 and 2016, respectively, and 18% and 17% of our total operating revenues for the nine months ended September 30, 2017 and 2016, respectively.  No other customer represented 10% or more of our total operating revenues.

Other Income and (Deductions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Accretion of fair value adjustment (discount) to regulatory assets due to acquisition accounting	$-	$-	$-	$1
Professional fees	(4)	(3)	(12)	(11)
Non-recoverable pension and OPEB (Note 9)	(1)	-	(4)	(1)
Interest income and other	-	-	4	-
Total other income and (deductions) - net	$(5)	$(3)	$(12)	$(11)

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Interest	$89	$86	$263	$256
Amortization of debt issuance costs and discounts	1	1	2	2
Less allowance for funds used during construction – capitalized interest portion	(3)	(2)	(8)	(6)
Total interest expense and related charges	$87	$85	$257	$252

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2017	2016

Gross trade accounts and other receivables	$638	$548
Allowance for uncollectible accounts	(4)	(3)
Trade accounts receivable – net	$634	$545

At September 30, 2017 and December 31, 2016, REP subsidiaries of a nonaffiliated entity collectively represented approximately 16% and 15% of the trade accounts receivable amount, respectively.  At both September 30, 2017 and December 31, 2016, REP subsidiaries of another nonaffiliated entity collectively represented approximately 12% of the trade accounts receivable amount.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by nonaffiliated REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2017	2016

Assets related to employee benefit plans, including employee savings programs	$107	$98
Land and other investments	2	2
Total investments and other property	$109	$100

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2017	2016

Total assets in service	$20,920	$20,234
Less accumulated depreciation	7,130	6,836
Net of accumulated depreciation	13,790	13,398
Construction work in progress	782	416
Held for future use	15	15
Property, plant and equipment – net	$14,587	$13,829

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At September 30, 2017			At December 31, 2016
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Identifiable intangible assets subject to amortization:
Land easements	$502	$98	$404	$491	$94	$397
Capitalized software	482	366	116	470	326	144
Total	$984	$464	$520	$961	$420	$541

Aggregate amortization expense for intangible assets totaled $15 million and $14 million for the three months ended September 30, 2017 and 2016, respectively, and $44 million and $46 million for the nine months ended September 30, 2017 and 2016, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense
2017	$56
2018	37
2019	34
2020	33
2021	33

At both September 30, 2017 and December 31, 2016, goodwill totaling $4.1 billion was reported on our balance sheet.  None of this goodwill is being deducted for tax purposes.

Employee Benefit Obligations and Other

Employee benefit obligations and other reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2017	2016

Retirement plans and other employee benefits	$1,995	$2,092
Uncertain tax positions (including accrued interest)	-	3
Investment tax credits	10	12
Other	68	61
Total employee benefit obligations and other	$2,073	$2,168

In the first quarter of 2017, EFH Corp. settled all open tax claims with the IRS.  As a result, we reduced the liability for uncertain tax positions by $3 million.  This reduction is reported as a decrease in provision in lieu of income taxes.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2017	2016

Cash payments (receipts) related to:
Interest	$256	$266
Less capitalized interest	(8)	(6)
Interest payments (net of amounts capitalized)	$248	$260
Amount in lieu of income taxes (a):
Federal	(114)	-
State	20	20
Total amount in lieu of income taxes	$(94)	$20
Noncash construction expenditures (b)	$103	$104

_____________

(a)	See Note 10 for income tax related detail.
(b)	Represents end-of-period accruals.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2017 and 2016 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements as well as the Risk Factors contained in our 2016 Form 10-K.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of U.S. dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.   Revenues from REP subsidiaries of Vistra (subsidiaries of TCEH until October 3, 2016) represented 25%  of our total operating revenues for each of the three-month periods ended September 30, 2017 and 2016, and 23% and 24% of our total operating revenues for the nine months ended September 30, 2017 and 2016, respectively.  We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  Oncor Holdings owns 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly own the remaining 0.22% of the outstanding membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

Debt-Related Activities — See Note 6 to Financial Statements for information regarding our issuance of $325 million aggregate principal amount of our 2047 Notes, our entrance into a $275 million term loan credit agreement, and our redemption of approximately $324 million aggregate principal amount of our 2017 Notes.

2017 Rate Review (PUCT Docket No. 46957) —  In response to resolutions passed by numerous cities with original jurisdiction over electric utility rates in 2016, we filed rate review proceedings with the PUCT and original jurisdiction cities in our service territory in March 2017 based on a January 1, 2016 to December 31, 2016 test year.  In July 2017, we and certain parties to our rate review agreed to a settlement of that rate review, and on August 2, 2017 a settlement agreement was filed that settled all issues in the docket.  On October 13, 2017, the PUCT issued an order approving the settlement of the rate review.  The order is expected to become final and non-appealable on November 7, 2017, after the time period for motions for rehearing expires.  For more information on the rate review settlement and PUCT order, see Note 3 to Financial Statements and the discussion below under “Regulation and Rates – Matters with the PUCT.”

Sharyland Transaction — On October 13, 2017, the PUCT issued an order in PUCT Docket No. 47469 approving the transactions contemplated by the Sharyland Agreement.  The Sharyland Agreement provides for Oncor to exchange certain transmission-related assets and liabilities (currently contemplated to consist of approximately 258 miles of transmission lines and their related assets) and cash for certain electricity distribution-related assets and liabilities, constituting substantially all of the electricity distribution business of SDTS and SU, and certain transmission assets set forth in the Sharyland Agreement. For more information on the Sharyland Agreement and the transactions contemplated thereby, see Note 3 to Financial Statements.

For information regarding related matters with the PUCT, see discussion below under “Regulation and Rates – Matters with the PUCT.”

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2017	2016	Change	2017	2016	Change

Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	13,750	14,337	(4.1)	32,238	32,551	(1.0)
Other (a)	21,555	21,137	2.0	57,534	57,018	0.9
Total electric energy volumes	35,305	35,474	(0.5)	89,772	89,569	0.2
Reliability statistics (b):
System Average Interruption Duration Index (SAIDI) (nonstorm)				89.4	96.1	(7.0)
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.4	1.4	0.0
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				62.0	68.4	(9.4)
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)				3,483	3,422	1.8

	Three Months Ended September 30,		$	Nine Months Ended September 30,		$
	2017	2016	Change	2017	2016	Change

Operating revenues:
Distribution base revenues	$534	$545	$(11)	$1,396	$1,401	$(5)
Transmission base revenues (c)	237	227	10	710	680	30
Reconcilable rates:
TCRF (c)	313	305	8	940	908	32
Transition charges	-	-	-	-	22	(22)
AMS surcharges	25	32	(7)	79	99	(20)
EECRF	15	19	(4)	35	43	(8)
Other miscellaneous revenues	27	24	3	57	54	3
Intercompany eliminations (c)	(83)	(81)	(2)	(250)	(245)	(5)
Total operating revenues	$1,068	$1,071	$(3)	$2,967	$2,962	$5

________________

(a)	Includes small business, large commercial and industrial and all other non-residential distribution points of delivery.
(b)

SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.  The statistics presented are based on twelve months ended September 30, 2017 and 2016 data.

(c)	A portion of transmission base revenues (TCOS) is recovered from Oncor’s distribution customers through the TCRF rate. 31

Financial Results — Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Total operating revenues decreased $3 million to $1.068 billion in 2017.  Revenue is billed under tariffs approved by the PUCT.  The change reflected:

•

A Decrease in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on January 1, 2012.  The $11 million decrease in distribution base rate revenues consisted of an estimated $21 million impact due to lower average consumption primarily driven by milder weather, partially offset by a $10 million increase due to growth in points of delivery.

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.    On October 13, 2017, the PUCT issued an order approving the settlement of the rate review in PUCT Docket No. 46957.  The order provides for a new TCOS rate effective on November 27, 2017, contingent upon the order taking effect, that includes the impact of exchanging transmission assets for the Sharyland Distribution Business pursuant to the Sharyland Agreement.   See Note 3 to Financial Statements for details regarding the PUCT order and the Sharyland Agreement.  The $10 million increase in TCOS revenues for the three months ended September 30, 2017 compared to the 2016 period primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table below for a listing of Transmission Interim Rate Update Applications and anticipated impacts on revenues for the three months ended September 30, 2017 and 2016, as well as filings and the anticipated impact to revenues for the year ended December 31, 2017.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
46957	March 2017	November 2017	$(76)	$(54)	$(22)
46825	February 2017	March 2017	$7	$4	$3
46210	July 2016	September 2016	$14	$9	$5
44968	July 2015	September 2015	$21	$14	$7

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

-

An Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.   The $8 million increase in TCRF revenue reflects the pass through of a $6 million increase in third-party wholesale transmission expense described below and a $2 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At September 30, 2017, $46 million was deferred as over-recovered wholesale transmission service expense (see Note 4 to Financial Statements).  See TCRF Filings Table below for a listing of TCRF filings and the anticipated impacts to cash flows for the three months ended September 30, 2017 and 2016, as well as filings and the anticipated impacts to cash flows for the year ended December 31, 2017.

TCRF Filings Table

			Billing Impact
			for Period Effective
Docket No.	Filed	Effective	Increase (Decrease)
46957	March 2017	December 2017 - February 2018	$(28)
47234	June 2017	September 2017 - November 2017	$39
46616	November 2016	March 2017 – August 2017	$(86)
46012	May 2016	September 2016 – February 2017	$163
45406	December 2015	March 2016 – August 2016	$(64)
44771	May 2015	September 2015 – February 2016	$47

-

No Change in Transition Charges — Transition charge revenue was dedicated to paying the principal and interest of transition bonds.  The 2004 Series transition bonds matured and were paid in full in May 2016.  Final true-up proceedings for the transition bonds were conducted by Oncor and the PUCT during 2016 and had no material net income impact.

-

A Decrease in AMS Surcharges — The PUCT previously authorized monthly per customer advanced meter cost recovery factors designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  Contingent on the PUCT order in Docket No. 46957 taking effect, the AMS reconcilable surcharge will cease on November 27, 2017 and AMS related expenses and returns will be recovered through distribution base rates (see Note 3 to Financial Statements for more information on the PUCT order).    We recognize revenues equal to reconcilable expenses incurred including depreciation net of calculated savings plus a return component on our investment.  The $7 million decrease in recognized AMS revenues is primarily due to lower reconcilable depreciation expense resulting from a declining initial AMS investment balance.

-

A Decrease in EECRF —  The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The $4 million decrease in EECRF surcharges is offset in operation and maintenance expense.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the three months ended September 30, 2017 and 2016, as well as filings that will impact revenues for the year ended December 31, 2017.

EECRF Filings Table

Docket No.	Filed	Effective	Average Monthly Charge per Residential Customer (a)	Program Costs	Performance Bonus	Under-/ (Over)- Recovery
47235	June 2017	March 2018	$0.92	$50	$12	$(6)
46013	June 2016	March 2017	$0.94	$49	$10	$(4)
44784	June 2015	March 2016	$1.19	$61	$10	$(4)

__________

(a) Monthly charges are for a residential customer using an assumed 1,200 kWh.

•

An Increase in Other Miscellaneous Revenues — Miscellaneous revenues include disconnect/reconnect fees and other discretionary revenues for services requested by REPs, services provided on a time and materials basis, rents, energy efficiency performance bonuses approved by the PUCT and other miscellaneous revenues.  The $3 million increase is primarily due to an increase in the energy efficiency performance bonus.

Wholesale transmission service expense increased $6 million, or 3%, to $230 million in 2017 due to higher fees paid to other transmission entities.

Operation and maintenance expense decreased $6 million, or 3%, to $184 million in 2017.  Operation and maintenance expense decreased primarily due to lower energy efficiency costs of $4 million, lower labor related costs of $3 million, partially offset by higher contractor costs of $1 million and higher legal costs of $1 million.  Amortization of regulatory assets reported in operation and maintenance expense totaled $12 million for each of the three-month periods ended September 30, 2017 and 2016.

Depreciation and amortization increased $3 million to $193 million in 2017.  The current period reflects a $12 million increase attributed to ongoing investments in property, plant and equipment, partially offset by lower reconcilable AMS depreciation of $6 million and lower amortization of regulatory assets of $3 million.

Provision in lieu of income taxes totaled $92 million (including a $2 million benefit related to nonoperating income) in 2017 compared to $98 million (including a $1 million benefit related to nonoperating income) in 2016.  The effective income tax rate on pretax income was 36.9% and 37.5% for the years 2017 and 2016, respectively.  The effective income tax rate on pretax income differs from the U.S. federal statutory rate of 35% primarily due to the effect of the Texas margin tax.

Interest expense and related charges was $87 million and $85 million for 2017 and 2016, respectively.  The current period includes a $3 million increase due to higher average borrowings, partially offset by a $1 million increase in capitalized interest.

Net income was $6 million lower than the prior period.  Revenues for the current period included increases due to growth in points of delivery and increases in transmission investment, offset by decreased revenues due to lower consumption, primarily driven by milder weather.  Non-reconcilable depreciation expense was higher for the current period, partially offset by lower taxes.

Financial Results — Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Total operating revenues increased $5 million to $2.967 billion in 2017.  All revenue is billed under tariffs approved by the PUCT.  The change reflected:

•

A  Decrease in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on January 1, 2012.  The $5 million decrease in distribution base rate revenues consisted of an estimated $29 million impact due to lower average consumption primarily driven by milder weather, partially offset by a $24 million increase due to growth in points of delivery.

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  On October 13, 2017, the PUCT issued an order approving the settlement of the rate review in PUCT Docket No. 46957.  The order provides for a new TCOS rate effective on November 27, 2017, contingent upon the order taking effect, that includes the impact of exchanging transmission assets for the Sharyland Distribution Business pursuant to the Sharyland Agreement.  See Note 3 to Financial Statements for details regarding the PUCT order and the Sharyland Agreement.  The $30 million increase in TCOS revenues for the nine months ended September 30, 2017 compared to the 2016 period primarily reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table above for a listing of Transmission Interim Rate Update Applications and the anticipated impacts on revenues for the nine months ended September 30, 2017 and 2016, as well as filings and  the anticipated impact to revenues for the year ended December 31, 2017.

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

-

An Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $32 million increase in TCRF revenue reflects the pass through of a $27 million increase in third-party wholesale transmission expense described below and a $5 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At September 30, 2017, $46 million was deferred as over-recovered wholesale transmission service expense (see Note 4 to Financial Statements).  See TCRF Filings Table above for a listing of TCRF filings and the anticipated impacts to cash flows for the nine months ended September 30, 2017 and 2016, as well as filings and the anticipated impact to cash flows for the year ended December 31, 2017.

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

-

A Decrease in AMS Surcharges — The PUCT has authorized monthly per customer advanced meter cost recovery factors designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  Contingent on the PUCT order in Docket No. 46957 taking effect, the AMS reconcilable surcharge will cease on November 27, 2017 and AMS related expenses and returns will be recovered through distribution base rates (see Note 3 to Financial Statements for more information on the PUCT order).    We recognize revenues equal to reconcilable expenses incurred including depreciation net of calculated savings plus a return component on our investment.  AMS revenues decreased $20 million primarily due to lower reconcilable depreciation expense resulting from a declining AMS investment balance.

-

A Decrease in EECRF Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The $8 million decrease in EECRF surcharges is offset in operation and maintenance expense.  See EECRF Filings Table above for a listing of EECRF filings impacting revenues for the nine months ended September 30, 2017 and 2016, as well as filings that will impact revenues for the year ended December 31, 2017.

•

An Increase in Other Miscellaneous Revenues — Miscellaneous revenues include disconnect/reconnect fees and other discretionary revenues for services requested by REPs, services provided on a time and materials basis, rents, energy efficiency performance bonuses approved by the PUCT and other miscellaneous revenues.  The $3 million increase is primarily due to an increase in the energy efficiency performance bonus.

Wholesale transmission service expense increased $27 million, or 4%, to $690 million in 2017 due to higher fees paid to other transmission entities.

Operation and maintenance expense increased $10 million, or 2%, to $552 million in 2017.  The change reflects an increase in non-reconcilable expenses of $18 million including higher contractor costs ($13 million), higher labor related costs ($3 million) and higher legal costs ($2 million).  Operation and maintenance expense also reflects fluctuations in expenses that are offset by corresponding reconcilable rate revenues, including an $8 million decrease related to the energy efficiency program.  Amortization of regulatory assets reported in operation and maintenance expense totaled $37 million for both of the nine-month periods ended September 30, 2017 and 2016, respectively.

Depreciation and amortization decreased $12 million, or 2%, to $581 million in 2017.  The decrease reflects $26 million in lower amortization of regulatory assets primarily associated with transition bonds (with an offsetting decrease in revenues) and lower reconcilable AMS depreciation of $18 million, partially offset by a $32 million increase attributed to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes totaled $192 million (including a $8 million benefit related to nonoperating income) in 2017 compared to $208 million (including a $3 million benefit related to nonoperating income) in 2016.  The effective income tax rate on pretax income was 35.9 % and 36.9% for the years 2017 and 2016, respectively.  The 2017 effective income tax rate on pretax income differs from the US federal statutory rate of 35% primarily due to the effect of the Texas margin tax, partially offset by the release of taxes and interest on uncertain tax positions and by non-taxable gains on employee benefit plans.

Interest expense and related charges was $257 million and $252 million for 2017 and 2016, respectively.  The current period includes a $7 million increase due to higher average borrowings, partially offset by a $2 million increase in capitalized interest.

Net income was $12 million lower than the prior period.  Revenues for the current period included increases due to growth in points of delivery and increases in transmission investment, offset by decreased revenues due to lower consumption, primarily driven by milder weather.  Non-reconcilable operation and maintenance expense and non-reconcilable depreciation expense were higher for the current period, partially offset by lower taxes.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Cash provided by operating activities totaled $1.050 billion and $960 million in 2017 and 2016, respectively. The $90 million increase is primarily the result of a $116 million increase in transmission and distribution receipts and a net tax refund from members under the tax sharing agreement of $114 million, partially offset by increased employee benefit plan funding of $127 million.  The tax refund is primarily related to estimated tax payments made in a prior period before the enactment of bonus depreciation on a retroactive basis.

Cash provided by financing activities totaled $163 million for 2017. Cash used in financing activities totaled $4 million for 2016.  The $167 million change includes an increase in issuances of long-term debt of $425 million and an increase in short-term borrowings of $88 million, partially offset by an increase in repayments of long-term debt of $283 million and an increase in distributions to our members of $48 million.  See Note 7 to Financial Statements for additional information on long-term debt activity and Note 8 to Financial Statements for additional information regarding distributions to our members.

Cash used in investing activities, which consists primarily of capital expenditures, totaled $1.224 billion and $957 million in 2017 and 2016, respectively.  The 2017 activity primarily reflected increases in capital expenditures for transmission and distribution facilities to serve new customers and infrastructure capital maintenance spending.  The prior period reflects a $38 million release of Bondco restricted cash due to the maturity of the final transition bonds in that period.  This is reflected in the Other caption under investing activities.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $37 million and $36 million more than the amounts reported in the statements of consolidated income in the nine months ended September 30, 2017 and 2016, respectively.  The differences result from amortization reported in the following different lines items in the statements of consolidated income: regulatory asset amortization (reported in operation and maintenance expense) and the amortization of debt fair value discount (reported in interest expense and related charges).

Long-Term Debt Activity — In September 2017 we entered into a $275 million term loan credit agreement that matures no later than March 26, 2019.  At September 30, 2017, borrowings under the term loan credit agreement totaled $275 million.  In September 2017 we also issued $325 million aggregate principal amount of our 2047 Notes.  See Note 6 to Financial Statements for additional information regarding the term loan credit agreement and the senior secured notes issuance.

Available Liquidity/Credit Facility — Our primary source of liquidity, aside from operating cash flows, is our ability to borrow under our revolving credit facility.  At September 30, 2017, we had a $2.0 billion secured revolving credit facility.  In October 2016, we exercised the second of two one-year extensions available to us and extended the term of the revolving credit facility to October 2018.

Subject to the limitations described below, available borrowing capacity under our revolving credit facility totaled $1.074 billion and $1.204 billion at September 30, 2017 and December 31, 2016, respectively.  We may request an increase in our borrowing capacity of $100 million in the aggregate provided certain conditions are met, including lender approval.

The revolving credit facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At September 30, 2017, we were in compliance with the covenant.  See “Financial Covenants, Credit Rating Provisions and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.  The revolving credit facility and the senior notes and debentures issued by us are secured by the Deed of Trust, which permits us to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that have been certified to the Deed of Trust collateral agent.  Accordingly, the availability under our revolving credit facility is limited by the amount of available bond credits and any property additions certified to the Deed of Trust collateral agent in connection with the revolving credit facility borrowings.    To the extent we continue to issue debt securities secured by the Deed of Trust, those debt securities would also be limited by the amount of available bond credits and any property additions that have been certified to the Deed of Trust collateral agent.  Our term loan credit agreement also provides for a springing lien that requires us to secure under the Deed of Trust outstanding obligations under the term loan credit agreement if, on December 31, 2017, certain conditions are met. See Note 6 to Financial Statements for information regarding the term loan credit agreement and springing lien.    In the event the term loan credit agreement is secured by the Deed of Trust, available bond credits or property additions would be certified to the Deed of Trust collateral agent supporting the borrowings then outstanding.  At September 30, 2017, the available bond credits totaled $2.495 billion, and the amount of additional potential indebtedness that could be secured by property additions, subject to the completion of a certification process, totaled $2.109 billion.  At September 30, 2017, the available borrowing capacity of the revolving credit facility could be fully drawn.

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

Cash and cash equivalents totaled $5 million and $16 million at September 30, 2017 and December 31, 2016, respectively.  Available liquidity (cash and available revolving credit facility capacity) at September 30, 2017 totaled $1.079 billion, reflecting a decrease of $141 million from December 31, 2016.  The decrease primarily reflects the ongoing capital investment in transmission and distribution infrastructure, offset by the proceeds of the term loan credit agreement.

We also committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which was 60% debt to 40% equity at September 30, 2017. At September 30, 2017 and December 31, 2016, our regulatory capitalization ratios were 59.9% debt to 40.1% equity and 59.4% debt to 40.6% equity, respectively.  Our PUCT authorized capital structure as a result of the order issued in PUCT Docket No. 46957 will be 57.5% debt and 42.5% equity effective November 27, 2017, contingent upon the PUCT order issued in PUCT Docket No. 47469 taking effect (see Note 3 to Financial Statements for more details).  To obtain the additional 2.5% equity capitalization, we anticipate that approximately $250 million of equity will be needed.    The PUCT order provides for the use of a regulatory liability and bill credit mechanism until the new authorized regulatory capital structure is met following the effective date for new rates to reflect our actual capitalization prior to achieving the authorized capital structure.   See Note 8 to Financial Statements for discussion of the regulatory capitalization ratio.

Liquidity Needs, Including Capital Expenditures — Our board of directors, which annually approves capital expenditure estimates for the following year, has approved capital expenditures totaling $1.5 billion in 2017.    Management currently expects to recommend to our board of directors capital expenditures of approximately $1.7 billion in each of the years 2018 through 2022.  These capital expenditures are expected to be used for investment in transmission and distribution infrastructure.

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

Distributions — During the nine months ended September 30, 2017, our board of directors declared, and we paid, the following cash distributions to our members.

Declaration Date	Payment Date	Amount
July 26, 2017	August 1, 2017	$65
April 26, 2017	April 27, 2017	$86
March 22, 2017	March 24, 2017	$86

See Note 8 to Financial Statements for discussion of distribution restrictions and actions taken by our board of directors in October 2017 with respect to distributions.

Pension and OPEB Plan Funding — Our funding for the pension plans and the Oncor OPEB Plan in the calendar year 2017 is expected to total $149 million and $31 million, respectively.  In the nine months ended September 30, 2017, we made cash contributions to the pension plans and the Oncor OPEB Plan of $128 million and $25 million, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility and term loan credit agreement each contain a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the revolving credit facility and term loan credit agreement (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with GAAP).  Capitalization is calculated as membership interests determined in accordance with GAAP plus indebtedness described above.  At September 30, 2017, we were in compliance with this covenant under the revolving credit facility and the term loan credit agreement.

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

Presented below are the credit ratings assigned for our debt securities at October 26, 2017.  On July 7, 2017, S&P affirmed our rating and changed our outlook to “positive” from “developing” and Fitch changed our outlook to “rating watch positive” from “stable.”  In August 2017, both S&P and Fitch affirmed our ratings and outlook following the entrance by EFH Corp. and EFIH into the Sempra Merger Agreement. See Note 2 to Financial Statements for information regarding the Sempra Merger Agreement.  Oncor remains on “stable” outlook with Moody’s.

Senior Secured
S&P	A
Moody’s	A3
Fitch	BBB+

As described in Note 6 to Financial Statements, our long-term debt (other than the term loan credit agreement) is currently secured pursuant to the Deed of Trust by a first priority lien on certain of our transmission and distribution assets and is considered senior secured debt.    The term loan credit agreement provides for a springing lien that requires us to secure under the Deed of Trust outstanding obligations under the term loan credit agreement if, on December 31, 2017, certain conditions are met. See Note 6 to Financial Statements for information regarding the term loan credit agreement and springing lien.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — Our revolving credit facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the revolving credit facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 1.00% to 1.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.75% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Based on the current ratings assigned to our debt securities at October 26, 2017, our borrowings under the revolving credit facility are generally LIBOR-based and will bear interest at LIBOR plus 1.00%.  A decline in credit ratings would increase the cost of our revolving credit facility and likely increase the cost of any debt issuances and additional credit facilities.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under our revolving credit facility and our term loan credit agreement, a default by us in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $50 million that are not discharged within 60 days may cause the maturity of outstanding balances ($917 million in short-term borrowings and $9 million in letters of credit at September 30, 2017 under the revolving credit facility and $275 million under the term loan credit agreement) to be accelerated.  Additionally, under the Deed of Trust, an event of default under either our revolving credit facility or our indentures would permit our lenders and the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Guarantees — At September 30, 2017, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2017, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

State Legislation

During the 2017 regular and special legislative sessions, no legislation passed that is expected to have a material impact on our financial position, results of operations or cash flows.

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

On July 28, 2017, Texas Transmission Holdings Corporation (TTHC) and NEE filed in PUCT Docket No. 47453 a joint application with the PUCT seeking certain regulatory approvals with respect to NEE’s proposed acquisition of the 19.75 percent minority interest in Oncor that is indirectly held by TTHC.  The application requested that the PUCT issue an order disclaiming jurisdiction over the transaction or finding that the transaction is in the public interest and approved.  On September 14, 2017, Oncor filed a motion to intervene as a party, but not an applicant, in PUCT Docket No. 47453.  On October 26, 2017, the PUCT voted to dismiss the application without prejudice on jurisdictional grounds and ordered that any future filing of the application must include the affected utility (in this case Oncor) as an applicant.  The PUCT further ordered that in any such filing Oncor is not required to seek approval of the application or any other specific relief.    We cannot predict the result of this proceeding.

Oncor and the Sempra Parties filed a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Sempra Plan on October 5, 2017 in PUCT Docket No. 47675.  For additional information regarding the Sempra Merger Agreement and Sempra Plan, see Note 2 to Financial Statements.

2017 Rate Review (PUCT Docket No. 46957) – In response to resolutions passed by numerous cities with original jurisdiction over electric utility rates in 2016, we filed rate review proceedings with the PUCT and original jurisdiction cities in our service territory in March 2017 based on a January 1, 2016 to December 31, 2016 test year.

In July 2017, we and certain parties to our rate review agreed to a settlement of that rate review, and on August 2, 2017 a settlement agreement was filed that settled all issues in the docket.  On October 13, 2017, the PUCT issued an order approving the settlement of the rate review.  The order is expected to become final and non-appealable on November 7, 2017, after the time period for motions for rehearing expires.  The order provides for new rates to take effect on November 27, 2017, contingent upon the closing of the transactions discussed in Note 3 to Financial Statements under “Sharyland Transaction.”   If such transactions do not close on or before November 27, 2017, the PUCT order will be of no force and effect and Oncor and the parties to the rate review will work together to establish a new procedural schedule for the rate review.  The order further provides, among other items, that Oncor’s base rate revenue requirement before intercompany eliminations would be approximately $4.3 billion, Oncor’s authorized return on equity would be 9.8%, and Oncor’s authorized regulatory capital structure would be 57.5% debt and 42.5% equity.  Oncor’s current authorized return on equity is 10.25% and the current authorized regulatory capital structure is 60% debt and 40% equity.  The PUCT order provides for the use of a regulatory liability and bill credit mechanism until the new authorized regulatory capital structure is met following the effective date for new rates to reflect our actual capitalization prior to achieving the authorized capital structure.

Sharyland Transaction (PUCT Docket No. 47469) –  On August 4, 2017, we, SDTS and SU filed a joint application for sale, transfer, or merger in PUCT Docket No. 47469 requesting PUCT approvals of the transactions contemplated by the Sharyland Agreement.  On October 13, 2017, the PUCT issued an order approving the transactions contemplated by the Sharyland Agreement.  For more information on the Sharyland Agreement and the transactions contemplated thereby, see Note 3 to Financial Statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  All of our long-term debt at September 30, 2017 and December 31, 2016 carried fixed interest rates except for the term loan credit agreement (see Note 6 to Financial Statements for term loan credit agreement interest rate information).

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

Our exposure to credit risk associated with trade accounts receivable totaled $638 million at September 30, 2017.  The receivable amount is before the allowance for uncollectible accounts, which totaled $4 million at September 30, 2017.  The exposure includes trade accounts receivable from REPs totaling $503 million, which are almost entirely noninvestment grade.  At September 30, 2017, there were two nonaffiliated entities whose REP subsidiaries represented approximately 16% and 12% of the trade receivable amount, respectively.  No other parties represented 10% or more of the total trade accounts receivable amount.  We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

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

(4)	Instruments defining the rights of security holders, including indentures.

4(a)	333-100240 Form 8-K (filed September 27, 2017)	4.1		Officer's Certificate, dated September 21, 2017, establishing the terms of Oncor Electric Delivery Company LLC’s 3.80% Senior Secured Notes due 2047.
4(b)	333-100240 Form 8-K (filed September 27, 2017)	4.2		Registration Rights Agreement, dated September 21, 2017, among Oncor Electric Delivery Company LLC and the representatives of the initial purchasers of the 3.80% Senior Secured Notes due 2047.
(10)	Material contracts.

10	333-100240 Form 8-K (filed September 27, 2017)	10.1

Term Loan Credit Agreement, dated as of September 26, 2017, among Oncor Electric Delivery Company LLC, as Borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders.

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

99(b)	333-100240 Form 8-K (filed August 30, 2017)	99.1		Letter Agreement, dated August 25, 2017, by and among Sempra Energy, Power Play Merger Sub I, Inc., Oncor Electric Delivery Holdings Company LLC and Oncor Electric Delivery Company LLC.
99(c)			—	Condensed Statement of Consolidated Income – Twelve Months Ended September 30, 2017.

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:  October 26, 2017