Form 10-K
period 2017-12-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2018-02-23
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-K

[Ö]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes        No   √

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   √     No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  √

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___   Accelerated filer ___   Non-Accelerated filer  √  (Do not check if smaller reporting company)

Smaller reporting company ___   Emerging growth company ___

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

Aggregate market value of Oncor Electric Delivery Company LLC common membership interests held by non-affiliates: None

As of February 22, 2018,  80.03% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Energy Future Holdings Corp., 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC and 0.22% of the outstanding membership interests were indirectly held by certain members of Oncor’s management and board of directors.  None of the membership interests are publicly traded.

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

This annual report on Form 10-K and other Securities and Exchange Commission filings of Oncor and its former significant subsidiary, Oncor Electric Delivery Transition Bond Company LLC, occasionally make references to Oncor (or “we,” “our,” “us” or “the company”) when describing actions, rights or obligations of such subsidiary.  These references reflect the fact that such subsidiary was consolidated with Oncor for financial reporting purposes.  However, these references should not be interpreted to imply that Oncor was actually undertaking the action or has the rights or obligations of that subsidiary or that the subsidiary company was undertaking an action or had the rights or obligations of its parent company or of any other affiliate.  Oncor Electric Delivery Transition Bond Company LLC was dissolved effective December 29, 2016. Following the dissolution of Oncor Electric Delivery Transition Bond Company LLC, Oncor has no subsidiaries that meet the definition of “significant subsidiary” under Rule 1-02(w) of Regulation S-X (17 CFR 210.1-02(w)).

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

Code	The Internal Revenue Code of 1986, as amended
Contributed EFH Debtors	Certain EFH Debtors that became subsidiaries of Vistra and emerged from Chapter 11 at the time of the Vistra Spin-Off.
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

Oncor OPEB Plan

Refers to plans sponsored by Oncor that offer certain postretirement health care and life insurance benefits to eligible current and former Oncor employees, certain eligible current and former EFH Corp./Vistra  employees, and their eligible dependents.

Oncor Retirement Plan	Refers to a defined benefit pension plan sponsored by Oncor.
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor.
OPEB	other postretirement employee benefits
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act
REP	retail electric provider
S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)
SARs	Stock Appreciation Rights
SARs Plan	Refers to the Oncor Stock Appreciation Rights Plan.
SEC	U.S. Securities and Exchange Commission
Sempra	Sempra Energy

Sempra Acquisition

Refers to the transactions contemplated by that certain Agreement and Plan of Merger, dated as of August 21, 2017, by and between EFH Corp., EFIH, Sempra and one of Sempra’s wholly-owned subsidiaries, pursuant to which Sempra would acquire the 80.03% of Oncor’s membership interests owned indirectly by EFH Corp. and EFIH.

Sharyland Agreement	Refers to that certain Agreement and Plan of Merger, dated as of July 21, 2017, by and among the Sharyland Entities, Oncor, and Oncor AssetCo LLC, a wholly owned subsidiary of Oncor.
Sharyland Asset Exchange

Refers to the asset swap consummated on November 9, 2017 pursuant to the Sharyland Agreement and PUCT Docket No. 47469, pursuant to which Oncor received substantially all of the distribution assets of the Sharyland Entities and certain of their transmission assets in exchange for certain of Oncor’s transmission assets and cash.

Sharyland Entities

Refers to Sharyland Distribution & Transmission Services, L.L.C., (“SDTS”) Sharyland Utilities, L.P. (“SU”), SU AssetCo, L.L.C., a wholly owned subsidiary of SU, and SDTS AssetCo, L.L.C., a wholly owned subsidiary of SDTS, each of which was a party to the Sharyland Agreement.

Sponsor Group

Refers collectively to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR), TPG Global, LLC (together with its affiliates, TPG) and GS Capital Partners, an affiliate of Goldman, Sachs & Co., that have an ownership interest in Texas Holdings.

SDTS	Sharyland Distribution & Transmission Services, L.L.C., a Texas limited liability company.
SU	Sharyland Utilities, L.P., a Texas limited partnership.
Supplemental Retirement Plan	Refers to the Oncor Supplemental Retirement Plan.
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

TCEH Debtors	Refers to the subsidiaries of TCEH that were Debtors in the EFH Bankruptcy Proceedings (including Luminant and TXU Energy) and the Contributed EFH Debtors.
TCEQ	Texas Commission on Environmental Quality
TCJA	“Tax Cuts and Jobs Act,” enacted on December 22, 2017
TCOS	transmission cost of service
TCRF	transmission cost recovery factor
Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.
Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.
Texas margin tax	A privilege tax imposed on taxable entities chartered/organized or doing business in the State of Texas that, for accounting purposes, is reported as an income tax.

Texas RE

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

Vistra Retirement Plan	Vistra Retirement Plan (formerly EFH Retirement Plan) refers to a defined benefit pension plan sponsored by an affiliate of Vistra, in which Oncor participates.
Vistra Spin-Off

Refers to the completion of the TCEH Debtors’ reorganization under the Bankruptcy Code and emergence from the EFH Bankruptcy Proceedings effective October 3, 2016. Following the Vistra Spin-Off, the TCEH Debtors ceased to be affiliates of Oncor.

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

We operate the largest transmission and distribution system in Texas, delivering electricity to more than 3.5 million homes and businesses and operating more than 134,000 miles of transmission and distribution lines.  We provide:

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

Our transmission and distribution assets are located principally in the north-central, eastern and western parts of Texas.  This territory has an estimated population in excess of ten million representing about forty percent of the population of Texas, and comprises 99 counties and more than 400 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen.  Most of our power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law.  At December 31, 2017, we had approximately 3,965 full-time employees, including approximately 750 employees under collective bargaining agreements.

Various “ring-fencing” measures have been taken to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and our credit quality.  These measures serve to mitigate our and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that our assets and liabilities or those of Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in connection with a bankruptcy of one or more of those entities, including the EFH Bankruptcy Proceedings discussed below.  Such measures include, among other things: our sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; our board of directors being comprised of a majority of independent directors; and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group.   None of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group.  We do not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa.  Accordingly, our operations are conducted, and our cash flows are managed, independently from the Texas Holdings Group. In the PUCT proceedings requesting approval of the Sempra Acquisition (PUCT Docket No. 47675), Sempra has committed to certain ring-fencing measures that will be in effect upon closing of the Sempra Acquisition. For more information on the Sempra Acquisition and the related PUCT proceedings, see “—EFH Bankruptcy Proceedings – Potential Change in Indirect Ownership of Oncor – Sempra Merger Agreement” below.

Oncor’s Market (ERCOT statistics below were derived from information published by ERCOT)

We operate within the ERCOT market.  This market represents approximately 90% of the electricity consumption in Texas.  ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the Independent System Operator (ISO) of the interconnected transmission grid for those systems.  ERCOT is responsible for ensuring reliability, adequacy and security of the electric systems, as well as nondiscriminatory access to transmission service by all wholesale market participants in the ERCOT region.  ERCOT’s membership consists of corporate and associate members, including electric cooperatives, municipal power agencies, independent generators, independent power marketers, transmission service providers, distribution services providers, independent REPs and consumers.

In 2017, ERCOT’s hourly demand peaked at 68,368 MW as compared to the peak hourly demand of 71,110 MW in 2016.  The ERCOT market has limited interconnections to other markets in the U.S. and Mexico, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity (or approximately 2% of peak demand).  In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

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

Oncor’s Operations

Performance — We achieved or exceeded market performance protocols in 13 out of 14 PUCT market metrics in 2017.  These metrics measure the success of transmission and distribution companies in facilitating customer transactions in the competitive Texas electricity market.

Investing in Infrastructure and Technology — In 2017, we invested approximately $1.6 billion in our network to upgrade the transmission system and associated facilities, to extend the distribution infrastructure and to pursue certain initiatives in infrastructure maintenance and information technology.

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

In November 2017, we exchanged certain of our transmission assets, consisting of 517 circuit miles of 345 kV transmission lines, for certain distribution and transmission assets of the Sharyland Entities.   See “Sharyland Asset Exchange” below and Note 14 to Financial Statements for more information regarding that transaction.  At December 31, 2017, our transmission facilities included 5,925 circuit miles of 345kV transmission lines and 9,994 circuit miles of 138kV and 69kV transmission lines.  Seventy-four generation facilities totaling 36,819 MW were directly connected to our transmission system at December 31, 2017, and 301 transmission stations and 730 distribution substations were served from our transmission system.

At December 31, 2017, our transmission facilities had the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Brazos Electric Power Cooperative, Inc.	8	114	29
Rayburn Country Electric Cooperative, Inc.	-	40	6
Lower Colorado River Authority	9	28	3
Texas New Mexico Power	4	10	13
Tex-La Electric Cooperative of Texas, Inc.	-	13	1
American Electric Power Company, Inc. (a)	4	7	9
Texas Municipal Power Agency	7	7	-
Lone Star Transmission	12	-	-
Centerpoint Energy Inc.	8	-	-
Sharyland Utilities, L.P.	14	13	-
Other small systems operating wholly within Texas	8	12	3

_______________

(a)	One of the 345-kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Our electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality and system reliability.  These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within our certificated service area.  Our distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 3,505 distribution feeders.

Our distribution system included over 3.5 million points of delivery at December 31, 2017.  Over the past five years, the number of distribution system points of delivery we serve, excluding lighting sites, grew an average of  1.97% (1.66% excluding the Sharyland Asset Exchange discussed below) per year, adding approximately 115,000 points of delivery in 2017, including about 55,000 distribution points of delivery as a result of the Sharyland Asset Exchange in November 2017.

Our distribution system (excluding assets acquired in the Sharyland Asset Exchange)  consists of 57,454 miles of overhead primary conductors, 21,162 miles of overhead secondary and street light conductors, 17,728 miles of underground primary conductors and 10,931 miles of underground secondary and street light conductors.  In addition to the above, the Sharyland Asset Exchange has added approximately 12,000 miles of distribution lines to our distribution system.  The majority of the distribution system operates at 25kV and 12.5kV.

Distribution revenues from residential and small business users are based on actual monthly consumption (kWh), and, depending on size and annual load factor, revenues from large commercial and industrial users are based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

The PUCT allows utilities to file, under certain circumstances, once per year and up to four rate adjustments between comprehensive base rate proceedings to recover distribution-related investments on an interim basis.    We have not filed any such distribution-related rate adjustments to date.

Customers — Our transmission customers consist of municipalities, electric cooperatives and other distribution companies.  Our distribution customers consist of approximately 85 REPs and certain electric cooperatives in our certificated service area.  Revenues from REP subsidiaries of Vistra (formerly subsidiaries of TCEH) and NRG Energy, Inc. collectively represented 22%  and 18%  of our total operating revenues in 2017, respectively.  No other customer represented more than 10% of our total operating revenues.  The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.

Seasonality —  Our revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer.

Regulation and Rates — As our operations are wholly within Texas, we believe we are not a public utility as defined in the Federal Power Act and, as a result, we are not subject to general regulation under this act.  However, we are subject to reliability standards adopted and enforced by the Texas RE and the NERC (including critical infrastructure protection) under the Federal Power Act.  See Item “1A. Risk Factors – We are subject to mandatory reliability standards and periodic audits of our compliance with those standards.  Efforts to comply with those standards could subject us to higher operating costs and/or increased capital expenditures, and non-compliance with applicable standards could subject us to penalties that could have a material effect on our business.”

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

Our capital expenditures for environmental matters totaled $20 million in 2017 and are expected to total approximately $18 million in 2018.

EFH Bankruptcy Proceedings

On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries at the time, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings. We believe the “ring-fencing” measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings.  See Note 1  to Financial Statements and below for further information regarding the EFH Bankruptcy Proceedings and the proposed change in control of our indirect majority owner in connection with such proceedings.

The U.S. Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date. Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations. Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of December 31, 2017, we had collected our prepetition receivables from the Texas Holdings Group of approximately $129 million.

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

See Note 12 to Financial Statements for details of Oncor’s related-party transactions with members of the Texas Holdings Group.

 Potential Change in Indirect Ownership of Oncor

During the course of the EFH Bankruptcy Proceedings, certain plans of reorganization have been filed that contemplate the transfer of the ownership interests in Oncor that are indirectly held by EFH Corp. Below is a summary of certain matters relating to the potential change in indirect ownership of Oncor that have been proposed in the EFH Bankruptcy Proceedings.

Prior Merger Agreements

The following merger agreements relating to a potential change in indirect ownership of Oncor were entered into in connection with the EFH Bankruptcy Proceedings. Each of these prior merger agreements has been terminated in accordance with its respective terms.

•

In August 2015, the EFH Debtors entered into a merger and purchase agreement (Hunt Merger Agreement) with an investor group consisting of certain unsecured creditors of TCEH and an affiliate of Hunt Consolidated, Inc., as well as certain other investors designated by Hunt Consolidated, Inc. (collectively, the Hunt Investor Group), that would have led to a significant change in the indirect equity ownership of Oncor. In August 2015,  at the request of and with the consent of EFH Corp. and EFIH, Oncor and Oncor Holdings entered into a letter agreement (Hunt Letter Agreement) with the purchasers party to the Hunt Merger Agreement that described certain corporate actions Oncor and Oncor Holdings would take in connection with the merger contemplated by the Hunt Merger Agreement as well as conditions to Oncor’s and Oncor Holdings’ obligations to take those actions. In September 2015, Oncor and the Hunt Investor Group filed a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Hunt Merger Agreement. The PUCT issued an order conditionally approving the joint application in March 2016 and in April 2016 the Hunt Investor Group and certain intervenors filed motions for rehearing. As discussed under “PUCT Matters Related to the EFH Bankruptcy Proceedings – Hunt PUCT Proceedings” below, in May 2016, the PUCT denied the motions for rehearing in PUCT Docket No. 45188 and the Hunt Merger Agreement was terminated. The Hunt Letter Agreement was also terminated pursuant to its terms. In June 2016 the Hunt Investor Group filed a petition with the Travis County District Court seeking review of the PUCT order. We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 45188, particularly in light of the termination of the Hunt Merger Agreement.

•

Following the termination of the Hunt Merger Agreement, in July 2016 EFH Corp. and EFIH entered into an Agreement and Plan of Merger (NEE Merger Agreement) with NextEra Energy, Inc. (NEE) and EFH Merger Co., LLC, a wholly-owned subsidiary of NEE, that provided for NEE’s acquisition of the equity interests in Oncor indirecty owned by EFH Corp. and EFIH.  In addition, at the request of and with the consent of EFH Corp. and EFIH, on August 4, 2016, Oncor and Oncor Holdings entered into a letter agreement (NEE Letter Agreement) with NEE and EFH Merger Co., LLC that described certain corporate actions Oncor and Oncor Holdings would take in connection with the merger contemplated by the NEE Merger Agreement as well as conditions to Oncor’s and Oncor Holdings’ obligations to take those actions. Additionally, in October 2016, an affiliate of NEE entered into an Agreement and Plan of Merger (the TTI Merger Agreement) with Texas Transmission Holdings Corporation (TTHC), the parent of Texas Transmission, and certain of its affiliates to purchase Texas Transmission’s 19.75% equity interest in Oncor for approximately $2.4 billion. The bankruptcy court approved EFH Corp. and EFIH’s entry into the NEE Merger Agreement and related plan support agreement in September 2016 and confirmed an amended plan of reorganization in February 2017 (NEE Plan).  The consummation of the transactions contemplated by the NEE Merger Agreement and related plan of reorganization and the TTI Merger Agreement was subject to various conditions precedent, including the approval of the PUCT. Oncor and NEE filed a joint application seeking certain regulatory approvals with respect to the NEE Merger Agreement and the TTI Merger Agreement in October 2016. The PUCT denied the application on April 13, 2017, issued an order on rehearing on June 7, 2017 re-affirming its decision that the proposed transaction was not in the public interest and denied NEE’s second motion for rehearing on June 29, 2017. Following these developments, on July 6, 2017, EFH and EFIH delivered a notice terminating the NEE Merger Agreement, which caused the NEE Plan to be null and void. The NEE Letter Agreement also terminated pursuant to its terms. As discussed under “PUCT Matters Related to the EFH Bankruptcy Proceedings” below, on July 13, 2017, NEE filed a petition with the Travis County District Court seeking review of the PUCT order (PUCT NEE Plan Order). We cannot assess the impact of the termination of the NEE Merger Agreement on the results of the review or ultimate disposition of the PUCT NEE Plan Order, or any associated impacts of such termination and matters relating to the PUCT NEE Plan Order on the TTI Merger Agreement and the transactions contemplated thereby. For more information regarding the TTI Merger Agreement and its related regulatory proceedings, see “PUCT Matters Related to the EFH Bankruptcy Proceedings –NEE PUCT Proceedings” below.

•

Following the termination of the NEE Merger Agreement, on July 7, 2017, EFH Corp. and EFIH executed a merger agreement (BHE Merger Agreement) with Berkshire Hathaway Energy Company (BHE) and certain of its subsidiaries. The BHE Merger Agreement provided for the acquisition by BHE of the 80.03% of Oncor’s membership interests owned indirectly by EFH Corp. and EFIH.  In connection with the execution of the BHE Merger Agreement, on July 7, 2017, the EFH Debtors filed a joint plan of reorganization (BHE Plan) and a related disclosure statement.  In addition, at the request of and with the consent of EFH Corp. and EFIH, on July 7, 2017, Oncor and Oncor Holdings entered into a letter agreement (BHE Letter Agreement) with BHE and its subsidiaries that were party to the BHE Merger Agreement that described certain corporate actions Oncor and Oncor Holdings would take in connection with the merger contemplated by the BHE Merger Agreement as well as conditions to Oncor’s and Oncor Holdings’ obligations to take those actions. The EFH Debtors terminated the BHE Merger Agreement on August 21, 2017 in connection with their entry into the Sempra Merger Agreement (as defined and discussed below), which caused the BHE Plan to become null and void. The BHE Letter Agreement also terminated pursuant to its terms.  Further, by order dated September 7, 2017, the bankruptcy court ordered that the BHE Merger Agreement was terminated and not approved.

Sempra Merger Agreement

On August 15, 2017, the EFH Debtors received an alternative proposal from Sempra Energy (Sempra) that largely followed the structure of the BHE Plan. Following negotiations, on August 21, 2017, EFH Corp. and EFIH entered into an Agreement and Plan of Merger (Sempra Merger Agreement) with Sempra and one of its wholly-owned subsidiaries (collectively, the Sempra Parties). Pursuant to the Sempra Merger Agreement, EFH Corp. will be merged with an indirect subsidiary of Sempra, with EFH Corp. continuing as the surviving company and an indirect, wholly-owned subsidiary of Sempra. The Sempra Merger Agreement does not impose any conditions on the EFH Debtors regarding TTI’s minority interest in Oncor. Accordingly, the Sempra Merger Agreement provides for the acquisition by Sempra of the 80.03% of Oncor’s membership interests owned indirectly by EFH Corp. and EFIH (Sempra Acquisition).

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

Closing Conditions to the Sempra Merger Agreement

The Sempra Merger Agreement is subject to customary closing conditions, including the approval of the bankruptcy court in the EFH Bankruptcy Proceedings, Federal Communications Commission and the PUCT. Certain conditions, such as approval from FERC, the Vermont Department of Financial Regulation and receipt of a private letter ruling from the IRS have already been satisfied.

In connection with the execution of the Sempra Merger Agreement, on September 5, 2017, the EFH Debtors filed an amended joint plan of reorganization (Sempra Plan) and a related disclosure statement (Sempra Disclosure Statement).  On September 6, 2017, the bankruptcy court authorized the EFH Debtors’ entry into the Sempra Merger Agreement, approved the Sempra Disclosure Statement and authorized the EFH Debtors to solicit votes on the Sempra Plan.  By declaration submitted on November 1, 2017, the EFH Debtors certified that they had received sufficient votes to confirm the Sempra Plan.  The hearing on confirmation of the Sempra Plan is scheduled to begin on February 26, 2018 in the bankruptcy court.

Pursuant to the terms of the Sempra Merger Agreement, Oncor and Sempra filed a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Sempra Plan on October 5, 2017 in PUCT Docket No. 47675. On December 14, 2017, Oncor and Sempra entered into a stipulation  with the Staff of the PUCT, the Office of Public Utility Counsel, the Steering Committee of Cities Served by Oncor and the Texas Industrial Energy Consumers reflecting the parties’ settlement of all issues in the PUCT proceeding regarding the joint application. On January 5, 2018, Oncor, Sempra and the Staff of the PUCT made a joint filing with the PUCT requesting that the PUCT approve the acquisition, consistent with the governance, regulatory and operating commitments in a revised stipulation joined by two additional parties. On January 23, 2018, Oncor and Sempra filed an additional revision to the revised stipulation (Sempra Settlement Stipulation) and announced that two more parties had joined in the Sempra Settlement Stipulation. On February 2, 2018, Oncor and Sempra announced that all of the intervenors in PUCT Docket No. 47675 had signed on to the Sempra Settlement Stipulation.  At its February 15, 2018 open meeting, the PUCT directed PUCT Staff to prepare an order based on the Sempra Settlement Stipulation for consideration by the PUCT at its open meeting on March 8, 2018. We cannot predict what the form of any final order will be or the ultimate disposition in the PUCT docket.  For more information regarding the Sempra Settlement Stipulation and the proceedings in PUCT Docket No. 47675, see “PUCT Matters Relating to EFH Bankruptcy Proceedings – Sempra PUCT Proceedings” below.

We cannot predict the ultimate outcome of the EFH Bankruptcy Proceedings, including whether the Sempra Acquisition will (or when it will) close.    There remain conditions and uncertainties relating to the confirmation of the Sempra Plan and it becoming effective and the consummation of the transactions contemplated by the Sempra Merger Agreement, including, without limitation, the ability to obtain required bankruptcy court approvals as well as the required regulatory approvals from the PUCT, as described below under “PUCT Matters Related to EFH Bankruptcy Proceedings.” As a result, we remain unable to predict how any reorganization of the EFH Debtors and the related matters ultimately will impact Oncor or what form any change in indirect ownership of Oncor may take. Assuming that all approvals are received, we currently expect that the Sempra Acquisition will close in the first half of 2018, although there can be no assurance that the Sempra Acquisition will be completed on that timetable, or at all.

PUCT Matters Related to EFH Bankruptcy Proceedings

Hunt Investor Group PUCT Proceedings

In September 2015, Oncor and the Hunt Investor Group filed in PUCT Docket No. 45188 a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by a plan of reorganization in the EFH Bankruptcy Proceedings. In March 2016, the PUCT issued an order conditionally approving the joint application. In April 2016, the Hunt Investor Group and certain intervenors in PUCT Docket No. 45188 filed motions for rehearing and in May 2016, the PUCT denied such motions and the order became final. In May 2016, the plan of reorganization and the Hunt Merger Agreement that contemplated the transactions in PUCT Docket No. 45188 were terminated. The Hunt Investor Group filed a petition with the Travis County District Court in June 2016 seeking review of the order. We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 45188, particularly in light of the termination of the Hunt Merger Agreement.

In connection with PUCT Docket No. 45188, certain cities that have retained original jurisdiction over electric utility rates passed resolutions directing Oncor to file rate review proceedings.  Oncor made a rate filing with the PUCT and original jurisdiction cities to comply with their resolutions on March 17, 2017 in PUCT Docket No. 46957.  In July 2017, we and certain parties to our rate review agreed to a settlement of that rate review, and on August 2, 2017 a settlement agreement was filed that settled all issues in the docket.  On October 13, 2017, the PUCT issued an order approving the settlement agreement, and on November 27, 2017, the new rates took effect.  For more information, see Note 3 to Financial Statements.

NEE PUCT Proceedings

The NEE Merger Agreement contemplated that Oncor and NEE file a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the NEE Merger Agreement. Oncor and NEE filed that joint application in PUCT Docket No. 46238 in October 2016. The PUCT denied the application on April 13, 2017.  The PUCT issued an order on rehearing on June 7, 2017 and denied NEE’s second motion for rehearing on June 29, 2017. On July 13, 2017, NEE filed a petition with the Travis County District Court seeking review of the PUCT order.  We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 46238, particularly in light of the termination of the NEE Merger Agreement.

On July 28, 2017, TTHC and NEE filed in PUCT Docket No. 47453 a joint application with the PUCT seeking certain regulatory approvals with respect to NEE’s proposed acquisition of the 19.75% minority interest in Oncor that is indirectly held by TTHC.  The application requested that the PUCT issue an order disclaiming jurisdiction over the transaction or finding that the transaction is in the public interest and approved.  On September 14, 2017, Oncor filed a motion to intervene as a party, but not as an applicant, in PUCT Docket No. 47453.  On October 26, 2017, the PUCT voted to dismiss the application without prejudice on jurisdictional grounds and ordered that any future filing of the application must include the affected utility (in this case Oncor) as an applicant.  The PUCT further ordered that in any such filing

Oncor is not required to seek approval of the application or any other specific relief.  On October 31, 2017, TTHC notified the PUCT that it had terminated the TTI Merger Agreement with NEE. NEE filed a motion for rehearing on November 20, 2017 which was not granted. On January 9, 2018, NEE filed a petition with the Travis County District Court seeking review of the PUCT order of dismissal. We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 47453, particularly in light of TTHC’s termination of the TTI Merger Agreement.

Sempra PUCT Proceedings

Oncor and Sempra filed a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Sempra Plan on October 5, 2017 in PUCT Docket No. 47675. On December 14, 2017, Oncor and Sempra entered into a stipulation  with the Staff of the PUCT, the Office of Public Utility Counsel, the Steering Committee of Cities Served by Oncor and the Texas Industrial Energy Consumers reflecting the parties’ settlement of all issues in the PUCT proceeding regarding the joint application. On January 5, 2018, Oncor, Sempra and the Staff of the PUCT made a joint filing with the PUCT requesting that the PUCT approve the acquisition, consistent with the governance, regulatory and operating commitments in a revised stipulation joined by two additional parties. On January 23, 2018, Oncor and Sempra filed an additional revision to the revised stipulation (Sempra Settlement Stipulation) and announced that two more parties had joined in the Sempra Settlement Stipulation. On February 2, 2018, Oncor and Sempra announced that all of the intervenors in PUCT Docket No. 47675 had signed on to the Sempra Settlement Stipulation.  At its February 15, 2018 open meeting, the PUCT directed PUCT Staff to prepare an order based on the Sempra Settlement Stipulation for consideration by the PUCT at its open meeting on March 8, 2018. We cannot predict what the form of any final order will be or the ultimate disposition in the PUCT docket.

The parties to the Sempra Settlement Stipulation have agreed that Sempra’s acquisition of EFH Corp. is in the public interest and will bring substantial benefits.  The Sempra Settlement Stipulation requests that the PUCT approve the Sempra Acquisition. Previously, EFH Corp. and Oncor implemented various ring-fencing measures to enhance Oncor’s separateness from its owners and to mitigate the risk that Oncor would be negatively impacted in the event of a bankruptcy or other adverse financial developments affecting EFH Corp. or EFH Corp.’s subsidiaries or owners.  The existing ring-fencing measures are designed to create both legal and financial separation between the Oncor Ring-Fenced Entities, on the one hand, and EFH Corp. and its other affiliates and subsidiaries, on the other hand.  The joint application filed with the PUCT and the Sempra Settlement Stipulation outline certain ring-fencing measures, governance mechanisms and restrictions that will apply after the Sempra Acquisition. As a result of these ring-fencing measures, Sempra will not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor, including the deployment or disposition of Oncor’s assets, declarations of dividends, strategic planning and other important corporate issues and actions. These limitations include limited representation on the board of directors of Oncor.

Pursuant to the Sempra Settlement Stipulation, if the Sempra Acquisition is consummated, the board of directors of Oncor is expected to consist of thirteen members and be constituted as follows:

•

seven members, which we refer to as disinterested directors, will be (i) independent directors in all material respects under the rules of the New York Stock Exchange in relation to Sempra and its subsidiaries and affiliated entities and any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, and (ii) will have no material relationship with Sempra or its affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings at the time of the Sempra Acquisition or within the previous ten years;

•	two members will be designated by Sempra;
•	two members will be appointed by Texas Transmission; and
•

two members will be current or former officers of Oncor (the Oncor Officer Directors), initially Robert S. Shapard and E. Allen Nye, Jr., who no later than the closing of the Sempra Acquisition will be the chair of the Oncor board and chief executive officer of Oncor, respectively.

In order for a current or former officer of Oncor to be eligible to serve as an Oncor Officer Director, such officer cannot have worked for Sempra or any of its affiliates (excluding Oncor Holdings and Oncor) or any other entity with a direct or indirect ownership interest in Oncor or Oncor Holdings in the ten year period prior to such officer being employed by Oncor. Oncor Holdings, at the direction of EFIH (a subsidiary of EFH, which will be a wholly owned indirect subsidiary of, and controlled by, Sempra following the Sempra Acquisition), will have the right to nominate and/or seek the removal of the Oncor Officer Directors, with such nomination or removal subject to approval by a majority of the Oncor board of directors.

In addition, the Sempra Settlement Stipulation provides that Oncor’s board cannot be overruled by the board of Sempra or any of its subsidiaries on dividend policy, the issuance of dividends or other distributions (except for contractual tax payments), debt issuance, capital expenditures, operation and maintenance expenditures, management and service fees, and appointment or removal of board members, provided that certain actions may also require the additional approval of the Oncor Holdings board of directors. The Sempra Settlement Stipulation also provides that any changes to the size, composition, structure or rights of the board must first be approved by the PUCT. In addition, if Sempra acquires Texas Transmission’s interest in Oncor, the Sempra Settlement Agreement provides that the two board positions on Oncor’s board of directors that Texas Transmission is entitled to appoint shall be eliminated and the size of Oncor’s board of directors will be reduced by two.

Additional regulatory commitments, governance mechanisms and restrictions provided in the Sempra Settlement Stipulation include, among others:

•

A majority of the disinterested directors of Oncor must approve any annual or multi-year budget if the aggregate amount of capital expenditures or operating and maintenance expenditures in such budget is more than a 10% increase or decrease from the corresponding amounts of such expenditures in the budget for the preceding fiscal year or multi-year period, as applicable;

•	Oncor will make minimum aggregate capital expenditures equal to at least $7.5 billion over the period from January 1, 2018 through December 31, 2022 (subject to certain possible adjustments);

•

Sempra has agreed to make, within 60 days after the Sempra Acquisition, its proportionate share of the aggregate equity investment in Oncor in an amount necessary for Oncor to achieve a capital structure consisting of 57.5% long-term debt to 42.5% equity, as calculated for regulatory purposes (until recently, Oncor’s regulatory capital structure required 40% equity, with the remaining 60% as debt);

•

Oncor may not pay any dividends or make any other distributions (except for contractual tax payments) if a majority of its disinterested directors determines that it is in the best interests of Oncor to retain such amounts to meet expected future requirements;

•

At all times, Oncor will remain in compliance with the debt-to-equity ratio established by the PUCT from time to time for ratemaking purposes, and Oncor will not pay dividends or other distributions (except for contractual tax payments), if that payment would cause its debt-to-equity ratio to exceed the debt-to-equity ratio approved by the PUCT;

•	Sempra will ensure that, as of the closing of the Sempra Acquisition, Oncor’s credit rating by all three major rating agencies will be at or above Oncor’s credit ratings as of June 30, 2017;

•

If the credit rating on Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT;

•

Without the prior approval of the PUCT, neither Sempra nor any of its affiliates (excluding Oncor) will incur, guaranty or pledge assets in respect of any indebtedness that is dependent on the revenues of Oncor in more than a proportionate degree than the other revenues of Sempra or on the stock of Oncor, and there will be no debt at EFH Corp. or EFIH at any time following the closing of the Sempra Acquisition;

•

Neither Oncor nor Oncor Holdings will lend money to or borrow money from Sempra or any of its affiliates (other than Oncor subsidiaries), or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, and neither Oncor nor Oncor Holdings will share credit facilities with Sempra or any of its affiliates (other than Oncor subsidiaries), or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings;

•

Oncor will not seek recovery in rates of any expenses or liabilities related to EFH Corp.’s bankruptcy, or (1) any tax liabilities resulting from the Vistra Spin-Off, (2) any asbestos claims relating to non-Oncor operations of EFH Corp. or (3) any make-whole claims by holders of debt securities issued by EFH Corp. or EFIH, and

Sempra must file with the PUCT a plan providing for the extinguishment of the liabilities described in items (1) through (3) above, which protects Oncor from any harm;

•

There must be maintained certain “separateness measures” that reinforce the financial separation of Oncor from EFH Corp. and EFH Corp.’s owners, including a requirement that dealings between Oncor, Oncor Holdings and their subsidiaries with Sempra, any of Sempra’s other affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, must be on an arm’s-length basis, limitations on affiliate transactions, separate recordkeeping requirements and a prohibition on pledging Oncor assets or stock for any entity other than Oncor;

•	No transaction costs or transition costs related to the Sempra Acquisition (excluding Oncor employee time) will be borne by Oncor’s customers nor included in Oncor’s rates;

•

Sempra will continue to hold indirectly at least 51% of the ownership interests in Oncor and Oncor Holdings for at least five years following the closing of the Sempra Acquisition, unless otherwise specifically authorized by the PUCT; and

•

Oncor will provide bill credits to electric delivery rates for ultimate credits to customers in an amount equal to 90% of any interest rate savings achieved due to any improvement in its credit ratings or market spreads compared to those as of June 30, 2017 until final rates are set in the next Oncor base rate case filed after PUCT Docket No. 46957 (except that savings will not be included in credits if already realized in rates); and one year after the Sempra Acquisition, Oncor will provide bill credits to electric delivery rates for inclusion in customer bills equal to 90% of any synergy savings until final rates are set in the next Oncor base rate proceeding after PUCT Docket No. 46957, at which time any total synergy savings shall be reflected in Oncor’s rates.

If the PUCT does not accept the Sempra Settlement Stipulation as presented, or issues an order inconsistent with the terms of the stipulation, the parties have agreed that any party adversely affected by the alteration has the right to withdraw from the stipulation and to exercise all rights available to such party under the law.

We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 47675.

EFH Bankruptcy Proceedings Settlement Agreement

In connection with the EFH Bankruptcy Proceedings, the EFH Debtors and various creditor parties entered into a settlement agreement (the Settlement Agreement) in August 2015 (as amended in September 2015) to compromise and settle, among other things (a) intercompany claims among the EFH Debtors, (b) claims and causes of actions against holders of first lien claims against TCEH and the agents under TCEH’s senior secured facilities, (c) claims and causes of action against holders of interests in EFH Corp. and certain related entities and (d) claims and causes of action against each of the EFH Debtors’ current and former directors, the Sponsor Group, managers and officers and other related entities. The Settlement Agreement contemplates a release of such claims upon approval of the Settlement Agreement by the bankruptcy court, which approval was obtained in December 2015.  The Settlement Agreement settles substantially all inter-debtor claims through the effective date of the Settlement Agreement. These settled claims include potentially contentious inter-debtor claims, including various potential avoidance actions and claims arising under numerous debt agreements, tax sharing agreements, and contested property transfers. The release provisions of the Settlement Agreement took effect immediately upon the entry of the bankruptcy court order approving the Settlement Agreement. In this regard, substantially all of the potential affiliate claims, derivative claims and other types of disputes among affiliates (including claims against Oncor) have been resolved by bankruptcy court order. Accordingly, we believe the Settlement Agreement resolves all affiliate claims against Oncor and its assets existing as of the effective date of the Settlement Agreement.

2017 Rate Review

We filed a rate review in PUCT Docket No. 46957 in March 2017, and the PUCT issued an order in that docket in October 2017 that took effect on November 27, 2017.  As a result of the PUCT order, our annual distribution and transmission base rate revenues, net of eliminations, are expected to increase approximately $65 million excluding the impacts of the Sharyland Asset Exchange and the TCJA.  The order also requires us to record as a regulatory liability instead of revenue the amount that we collect through our approved tariffs for federal income taxes that is above the new corporate federal income rate.  We estimate that incorporating the new corporate federal income tax rate in our approved rate settlement agreement would have reduced our annual revenues and our tax expense by approximately $125 million.  Other significant findings include a change in our authorized return on equity to 9.8% and a change in our authorized regulatory capital structure to 57.5% debt to 42.5% equity.  Our previous authorized return on equity was 10.25% with an authorized regulatory capital structure of 60% debt to 40% equity. The PUCT order requires Oncor to record a regulatory liability until the new authorized regulatory capital structure is met to reflect our actual capitalization prior to achieving the authorized capital structure. Once the authorized capital structure is attained, the regulatory liability will be returned to customers through the capital structure refund mechanism approved in the PUCT docket. Oncor implemented the regulatory liability as of November 27, 2017. See Note 3 to Financial Statements for more information on the PUCT rate review order.

Sharyland Asset Exchange

In July 2017, we entered into the Sharyland Agreement with the Sharyland Entities. Pursuant to that agreement, on November 9, 2017, we exchanged approximately $383 million of our transmission assets, consisting of 517 circuit miles of 345 kV transmission lines, and approximately $25 million in cash for approximately $408 million of the Sharyland Entities’ distribution assets (constituting substantially all of their electricity distribution business) and certain of their transmission assets.  The transaction expanded our customer base in west Texas and provides some potential growth opportunities of the distribution network.  The transaction for assets between Oncor and the Sharyland Entities was structured to qualify, in part, as a simultaneous tax deferred like kind exchange of assets to the extent that the assets exchanged are of “like kind” (within the meaning of Section 1031 of Internal Revenue Code of 1986 (as amended, the Code)). We do not expect the Sharyland Asset Exchange will have a material effect on our results of operations, financial position or cash flows.  See further discussion of the transaction below under “Regulation and Rates” and in Notes 3 and 14 to Financial Statements.

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

Our business is subject to changes in state and federal laws (including PURA, the Federal Power Act, the Public Utility Regulatory Policies Act of 1978 and the Energy Policy Act of 2005), changing governmental policy and regulatory actions (including a review of a change in control of Oncor in connection with resolution of the EFH Bankruptcy Proceedings by the PUCT, and also including generally by the NERC, the Texas RE, the TCEQ, the FERC and the EPA) and the rules, guidelines and protocols of ERCOT with respect to matters including, but not limited to, market structure and design, construction and operation of transmission and distribution facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments, return on invested capital and environmental matters.  Changes in, revisions to, or reinterpretations of existing laws and regulations and other regulatory actions may have an adverse effect on our business and/or results of operations and we could be exposed to increased costs to comply with the more stringent requirements or new interpretations and to potential liability for customer refunds, penalties or other amounts.

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

The Texas Legislature meets every two years. The Texas Legislature is not scheduled to meet during 2018. However, at any time, the governor of Texas may convene a special session of the Legislature.  During any regular or special session, bills may be introduced that if adopted could materially and adversely affect our business and our business prospects. During the 2017 regular and special legislative sessions, no legislation passed that is expected to have a material impact on our financial position, results of operations or cash flows.

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

A physical attack on our transmission and distribution infrastructure could also interfere with normal business operations and affect our ability to control our transmission and distribution assets. While we have security measures in place designed to protect our transmission and distribution system and have not had any significant security breaches, a physical security breach could adversely affect our reputation, expose us to material regulatory penalties and/or materially affect our results of operations, liquidity and financial condition.

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

Our access to capital markets and our cost of debt could be directly affected by our credit ratings.  Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease.  Our credit ratings are currently substantially higher than those of EFH Corp., our majority equity investor.  If credit rating agencies were to change their views of our independence from EFH Corp., our credit ratings would likely decline.  Despite our ring-fencing measures, rating agencies have in the past taken, and could in the future take, an adverse action with respect to our credit ratings in response to financing and liability management activities by, or restructuring transactions involving EFH Corp. and other members of the Texas Holdings Group.  Further, it is unclear how the progress of the EFH Bankruptcy Proceedings and the change in indirect ownership of Oncor proposed in such proceedings may affect our credit ratings.  In the event any action in connection with the EFH Bankruptcy Proceedings and change in indirect ownership of Oncor proposed in such proceedings causes our borrowing costs to increase, we may not be able to recover such increased costs if they exceed our PUCT-approved cost of debt determined in our most recent rate review or subsequent rate reviews.

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

The FERC has jurisdiction with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by utilities within ERCOT.  The FERC has designated the NERC to establish and enforce reliability standards, under FERC oversight, for all owners, operators and users of the bulk power system.  The FERC has approved the delegation by NERC of compliance and enforcement authority for reliability in the ERCOT region to the Texas RE.  To maintain compliance with the mandatory reliability standards, we may be subjected to higher operating costs and/or increased capital expenditures.  While we expect to recover costs and expenditures from customers through regulated rates, there can be no assurance that the PUCT will approve full recovery of such costs or the timing of any such recovery.  In addition, if we were found to be in noncompliance with applicable reliability standards, we could be subject to sanctions, including monetary penalties.  Under the Energy Policy Act of 2005, FERC can impose penalties (up to $1 million per day per violation) for failure to comply with reliability standards, which would not be recoverable from customers through regulated rates.  We have four registrations with NERC – as a transmission planner, a transmission owner, a transmission operator and distribution provider.  As a registered entity, we are subject to periodic audits by the Texas RE of our compliance with reliability standards.  These audits will occur as designated by the Texas RE at a minimum of every three years.  We cannot predict the outcome of any such audits.

Our revenues are concentrated in a small number of customers and any delay or default in payment could adversely affect our cash flows, financial condition and results of operations.

Our revenues from the distribution of electricity are collected from approximately 85 REPs (including REPs which were subsidiaries of TCEH through the date of the Vistra Spin-Off and subsidiaries of Vistra after the Vistra Spin-Off) and certain electric cooperatives in our certificated service area, that sell the electricity we distribute to consumers.  Revenues from REP subsidiaries of Vistra (formerly subsidiaries of TCEH) represented 22% and 23% of our total operating revenues for the years ended December 31, 2017 and 2016, respectively.  Revenues from REP subsidiaries of a non-affiliated entity, NRG Energy, Inc., collectively represented 18% and 17% of our total operating revenues for each of the years ended December 31, 2017 and 2016, respectively.  Adverse economic conditions, structural problems in the market served by ERCOT or the financial difficulties of one or more other REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments.  We depend on these REPs to timely remit these revenues to us.  We could experience delays or defaults in payment from these REPs, which could adversely affect our cash flows, financial condition and results of operations.

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

•

a deterioration of the credit of EFH Corp. or its subsidiaries or a reduction in the credit ratings of EFH Corp. or its subsidiaries that is perceived to potentially have an adverse impact on us despite the ring-fencing of the Oncor Ring-Fenced Entities from the Texas Holdings Group;

•	a material breakdown in our risk management procedures, and
•	the occurrence of changes that restrict our ability to access our revolving credit facility.

Our primary source of liquidity aside from operating cash flows is our ability to borrow under our revolving credit facility.  The revolving credit facility contains a debt-to-capital ratio covenant that effectively limits our ability to incur indebtedness in the future.  At December 31, 2017, we were in compliance with this covenant.  See Note 6 to Financial Statements for further information regarding this covenant and our unsecured revolving credit facility, which was entered into in November 2017 and replaced our previous secured revolving credit facility.

In 2007, we committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Until November 27, 2017, that debt-to-equity ratio was 60% debt to 40% equity. In connection with the PUCT Order issued in PUCT Docket No. 46957, that debt-to-equity ratio changed to 57.5% debt to 42.5% equity effective November 27, 2017. At December 31, 2017, our regulatory capitalization ratio was 59.4% debt to 40.6% equity. The PUCT order requires us to record a regulatory liability until the new authorized regulatory capital structure is met to reflect our actual capitalization prior to achieving the authorized capital structure. Once the authorized capital structure is attained, the regulatory liability will be returned to customers through the capital structure refund mechanism approved in the PUCT docket. We implemented the regulatory liability as of November 27, 2017.  Our ability to incur additional long-term debt will be limited by our regulatory capital structure and we are able to issue future long-term debt only to the extent that we will be in compliance therewith.

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

We also have liabilities under the Vistra Retirement Plan, a defined benefit pension plan sponsored by EFH Corp. prior to the Vistra Spin-Off and sponsored by a  Vistra affiliate after the Vistra Spin-Off.  We were previously a member of the same controlled group (within the meaning of ERISA) as EFH Corp. However, following the Vistra Spin-Off, we are no longer a member of the same controlled group as Vistra and its subsidiaries.

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

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED EQUITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2017, 80.03% of our outstanding membership interests was held by Oncor Holdings and indirectly held by EFH Corp., 19.75% was held by Texas Transmission and 0.22% was indirectly held by certain members of our management team and board of directors through Investment LLC.  None of the membership interests are publicly traded, and none were issued in 2017.

See Note 9 to Financial Statements for a description of cash distributions we paid to our members and the restrictions on our ability to pay such distributions.

Item 6.SELECTED FINANCIAL DATA

	At December 31,
	2017	2016	2015	2014	2013
	(millions of dollars, except ratios)

Total assets (a)	$22,120	$20,811	$19,287	$19,029	$18,198
Property, plant & equipment ─ net	14,879	13,829	13,024	12,463	11,902
Goodwill	4,064	4,064	4,064	4,064	4,064
Capitalization:
Long-term debt, less amounts due currently (a)	$5,567	$5,515	$5,646	$4,964	$5,345
Membership interests	7,903	7,711	7,508	7,518	7,409
Total	$13,470	$13,226	$13,154	$12,482	$12,754
Capitalization ratios (b):
Long-term debt, less amounts due currently (a)	41.3%	41.7%	42.9%	39.8%	41.9%
Membership interests (a)	58.7%	58.3%	57.1%	60.2%	58.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

_______________

(a)

Certain of the financial information at each of December 31, 2014 and 2013 has been restated to reflect the application of Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.

(b)

For purposes of reporting to the PUCT, the regulatory capitalization ratio at December 31, 2017 was 59.4% debt to  40.6% equity.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ― Financial Condition ― Available Liquidity/Credit Facility” and Note 9 to Financial Statements for additional information regarding regulatory capitalization ratios.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(millions of dollars, except ratios)

Operating revenues	$3,958	$3,920	$3,878	$3,822	$3,552
Net income	$419	$431	$432	$450	$432
Capital expenditures	$1,631	$1,352	$1,154	$1,107	$1,079
Ratio of earnings to fixed charges	2.92	2.97	3.00	3.01	2.76
Embedded interest cost on long-term debt ─ end of period (a)	5.5%	5.6%	5.8%	6.2%	6.4%

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

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2017, 2016 and 2015 should be read in conjunction with Selected Financial Data and our audited consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of U.S. dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.  Revenues from REP subsidiaries of Vistra (formerly subsidiaries of TCEH) represented 22%, 23% and 25% of our total operating revenues for the years ended December 31, 2017, 2016 and 2015, respectively.  We are a majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  Oncor Holdings owns 80.03% of our outstanding membership interests, Texas Transmission owns 19.75% of our outstanding membership interests and certain members of our management team and board of directors indirectly own the remaining 0.22% of the outstanding membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

In the PUCT proceedings requesting approval of the Sempra Acquisition (PUCT Docket No. 47675), Sempra has committed to certain ring-fencing measures that will be in effect upon closing of the Sempra Acquisition. For more information on the Sempra Acquisition and the related PUCT proceedings, see “Items 1 and 2. Business and Properties ―  EFH Bankruptcy Proceedings ―  Potential Change in Indirect Ownership of Oncor ―  Sempra Merger Agreement” and “― PUCT Matters Related to EFH Bankruptcy Proceedings.”

Significant Activities and Events

EFH Bankruptcy Proceedings — On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries at the time, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed above mitigate our potential exposure to the EFH Bankruptcy Proceedings.  See “Items 1 and 2. Business and Properties—EFH Bankruptcy Proceedings” and Note 2 to Financial Statements for a discussion of the potential impacts of the EFH Bankruptcy Proceedings on our financial statements, a discussion of the proposed change in ownership of Oncor in connection with such proceedings, and a discussion of the Vistra Spin-Off. As a result of the Vistra Spin-Off, Vistra and its subsidiaries, including Luminant and TXU Energy, ceased to be affiliates of ours as of October 3, 2016.

The U.S. Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH

Petition Date.  Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations. Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  We have collected our prepetition receivables from the Texas Holdings Group.

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

See Notes 2 and 8 to Financial Statements and “Item 7. Quantitative and Qualitative Disclosures About Market Risk” for additional information.

Sempra Acquisition —In connection with the EFH Corp. Bankruptcy Proceedings, EFH Corp. and EFIH entered into an agreement with Sempra pursuant to which Sempra would acquire the 80.03% of Oncor’s outstanding equity held indirectly by EFH Corp. and EFIH. The Sempra Acquisition is subject to customary closing conditions, including the approval of the bankruptcy court in the EFH Bankruptcy Proceedings and the PUCT. Certain conditions, such as approval from FERC, the Vermont Department of Financial Regulation and receipt of a private letter ruling from the IRS have already been satisfied. All parties in the PUCT proceeding requesting PUCT approval of the Sempra Acquisition have entered into a settlement agreement, and Oncor, Sempra and the Staff of the PUCT made a joint filing with the PUCT requesting that the PUCT approve the acquisition consistent with the governance, regulatory and operating commitments set forth in the settlement agreement.  The bankruptcy court in the EFH Bankruptcy Proceedings is expected to begin confirmation hearings on February 26, 2018.  Assuming receipt of all required approvals, we currently expect that the Sempra Acquisition will close in the first half of 2018, although there can be no assurance that the Sempra Acquisition will be completed on that timetable, or at all. See “Items 1 and 2. Business and Properties ―  EFH Bankruptcy Proceedings ―  Potential Change in Indirect Ownership of Oncor ―  Sempra Merger Agreement” and “― PUCT Matters Related to EFH Bankruptcy Proceedings” for more information.

Debt-Related Activities — See Note 6 to Financial Statements for information regarding the new unsecured $2.0 billion revolving credit facility that we entered into in November 2017, which replaced our previous secured $2.0 billion revolving credit facility.   See Note 7 to Financial Statements for information regarding the repayment of $324 million in long-term debt, the issuance of $325 million aggregate principal amount of senior secured notes and the execution of a $275 million unsecured term loan credit agreement in September 2017.

2017 Rate Review (PUCT Docket No. 46957) — We filed a rate review in PUCT Docket No. 46957 in March 2017, and the PUCT issued an order in that docket that took effect on November 27, 2017.  As a result of the PUCT order, our annual distribution and transmission base rate revenues, net of eliminations, are expected to increase approximately $65 million excluding the impacts of the Sharyland Asset Exchange and the TCJA.  For information regarding the impact of the TCJA, see “Tax Cuts and Jobs Act (TCJA)” below.  Other significant findings include a change in our authorized return on equity to 9.80% and a change in our authorized regulatory capital structure to 57.5% debt to 42.5% equity.  Our previous authorized return on equity was 10.25% with an authorized regulatory capital structure of 60% debt to 40% equity. The PUCT order requires us to record a regulatory liability until the new authorized regulatory capital structure is met to reflect our actual capitalization prior to achieving the authorized capital structure. Once the authorized capital structure is attained, the regulatory liability will be returned to customers through the capital structure refund mechanism approved in the PUCT docket. We implemented the regulatory liability as of November 27, 2017.  Also, pursuant to the PUCT order, the AMS reconcilable surcharge ceased on November 27, 2017 and AMS related expenses and returns became recoverable through distribution base rates.  See Note 3 to Financial Statements for more information on the PUCT rate review order.

Tax Cuts and Jobs Act (TCJA) – On December 22, 2017, President Trump signed the TCJA into law.  Substantially all of the provisions of the TCJA are effective for our taxable years beginning January 1, 2018.  The TCJA includes significant changes to the Code, including amendments which significantly change the taxation of business entities and includes specific provisions related to regulated public utilities such as Oncor.  The most significant TCJA change that impacts us is the reduction in the corporate federal income tax rate from 35% to 21%.  The specific provisions related to regulated public utilities in the TCJA applicable to us include the continued deductibility of interest expense, the elimination of bonus depreciation on certain property acquired after September 27, 2017 and certain rate normalization requirements for accelerated depreciation benefits.

Changes in the Code from the TCJA had a material impact on our financial statements in 2017.  Under GAAP, specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized when the law is enacted, or December 22, 2017 for the TCJA.  ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled.  Based on this, our liability in lieu of deferred income taxes was re-measured at the date of enactment using the new tax rate.

We have completed the measurement and accounting for the effects of the TCJA, which have been reflected in our December 31, 2017 financial statements.  The re-measurement of our liability in lieu of deferred income taxes resulted in a $21 million charge to the nonoperating provision in lieu of tax expense for the year ending December 31, 2017 and a $1.6 billion decrease in our liability in lieu of deferred income taxes at December 22, 2017 with a  corresponding increase in our regulatory liabilities.

The increase in regulatory liabilities reflects our obligation, as required by PUCT order in Docket No. 46957, to refund to utility customers any excess liability in lieu of deferred income taxes created by the reduction in the corporate federal income tax rate.  The TCJA includes provisions that stipulate how quickly certain of these excess deferred tax related balances may be refunded to our customers through reductions in our future rates. These adjustments had no impact on our 2017 cash flows.

PUCT Docket No. 46957 requires us to record as a regulatory liability, instead of revenue, the amount that we collect through our approved tariffs for federal income taxes that is above the new corporate federal income tax rate.  We started recording this regulatory liability beginning January 1, 2018. We estimate that incorporating the new corporate federal income tax rate in our approved rate settlement agreement would have reduced our annual revenues and our tax expense by approximately $125 million.

Sharyland Asset Exchange — On November 9, 2017, we consummated a transaction with the Sharyland Entities pursuant to which we exchanged approximately $383 million of our transmission assets, consisting of 517 circuit miles of 345 kV transmission lines, and approximately $25 million in cash for approximately $408 million of the Sharyland Entities’ distribution assets (constituting substantially all of their electricity distribution business) and certain of their transmission assets. We do not expect the Sharyland Asset Exchange will have a material effect on our results of operations, financial position or cash flows.  See further discussion of the transaction below under “Regulation and Rates” and in Notes 3 and 14 to Financial Statements.

Matters with the PUCT — See discussion of other matters below under “Regulation and Rates.”

KEY RISKS AND CHALLENGES

Following is a discussion of key risks and challenges facing management and the initiatives currently underway to manage such challenges.  For additional information concerning risk factors related to our business, see “Item1A. Risk Factors” in this report.

Rates and Cost Recovery

Our rates are regulated by the PUCT and certain cities and are subject to regulatory rate-setting processes and annual earnings oversight.  This regulatory treatment does not provide any assurance as to achievement of earnings levels.  Our rates are regulated based on an analysis of our costs and capital structure, as reviewed and approved in a regulatory proceeding.  Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital.  However, there is no assurance that the PUCT will judge all of our costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that our rates are based upon, that the regulatory process in which rates are determined will always result in rates that produce full recovery of our costs or that our authorized return on equity will not be reduced.  See “Regulation and Rates” below for further information, including a discussion of our 2017 and 2008 rate reviews.

EFH Bankruptcy Proceedings

On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries at the time, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code.  The Oncor

Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  See “―Significant Activities and Events” above, “Item 1A. Risk Factors” and Notes 2, 8 and 12 to Financial Statements for a discussion of risks relating to, and potential impacts of, the EFH Bankruptcy Proceedings.

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

Our expense amounts related to income taxes and related balance sheet amounts are recorded pursuant to our tax sharing agreement as discussed above.  Recording of such amounts involves significant management estimates and judgments, including judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities.  In assessing the likelihood of realization of assets related to income taxes, management considers estimates of the amount and character of future taxable income.  Actual amounts related to income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, our forecasted financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities.  Our and EFH Corp.’s income tax returns are regularly subject to examination by applicable tax authorities.  In management’s opinion, any liability recorded pursuant to income tax accounting guidance related to uncertain tax positions reflects future amounts that may be owed as a result of any examination.

Amounts payable to and receivable from members related to income taxes on our balance sheet reflect our tax provision net of quarterly estimated tax payments required by the tax sharing agreement that are trued up the following year when the annual tax return is filed.  The  $26 million receivable from members related to income taxes at December 31, 2017 is primarily the result of lower taxable income and a true-up of 2016.  The $80 million receivable from members related to income taxes at December 31, 2016 is primarily the result of the enactment of the Protecting Americans from Tax Hikes Act of 2015.  The bill was enacted late in December 2015 and allows for 50% bonus depreciation on certain assets placed into service in 2017 and 2016.

See Notes 1 and 4 to Financial Statements.

Regulatory Assets and Liabilities

We are subject to rate regulation and our financial statements reflect regulatory assets and liabilities in accordance with accounting standards related to the effect of certain types of regulation.  Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process based on PURA and/or the PUCT’s orders, precedents or substantive rules.    Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital subject to PUCT review for reasonableness and prudence and possible disallowance.  Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates.  See Note 5 to Financial Statements for more information regarding regulatory assets and liabilities.

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

In December 2017,  2016 and 2015, we concluded, based on a qualitative assessment, that our estimated enterprise fair value was more likely than not greater than our carrying value.  As a result, no additional testing for impairment was required and no impairments were recognized in 2017, 2016 or 2015.

Defined Benefit Pension Plans and OPEB Plan

We offer certain pension, health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees.  Reported costs of providing noncontributory pension and OPEB benefits are dependent upon numerous factors, assumptions and estimates.

PURA provides for our recovery of pension and OPEB costs applicable to services of covered current and former employees, as well as services of other covered current and former employees of EFH Corp./Vistra prior to the deregulation and disaggregation of EFH Corp.’s electric utility businesses effective January 1, 2002 (recoverable service).  Accordingly, in 2005, we entered into an agreement with EFH Corp. whereby we assumed responsibility for applicable pension and OPEB costs related to those personnel’s recoverable service.  We also subsequently entered into an agreement with EFH Corp. which was later, in connection with the Vistra Spin-Off, replaced by an agreement with an affiliate of Vistra, to sponsor an OPEB plan to cover such personnel, with Vistra retaining responsibility for paying the applicable OPEB costs under such plan for those personnel’s non-recoverable service.

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

At December 31, 2017, the pension plans’ projected benefit obligation included a net actuarial loss of $201 million for 2017 due primarily to a decrease in the discount rate to 3.54% from 4.05%, partially offset by the adoption of a new mortality assumption that shortens expected life spans.   Actual returns on pension plan assets in 2017 were more than the expected return on assets by $212 million creating an offsetting actuarial gain.  We expect the pension plans estimated amortizations of net actuarial losses to increase by $4 million in 2018 reflecting these changes.

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

	Year Ended December 31,
	2017	2016	2015

Pension costs	$85	$76	$104
OPEB costs	58	62	53
Total benefit costs	143	138	157
Less amounts recognized principally as property or a regulatory asset	(98)	(100)	(113)
Net amounts recognized as expense	$45	$38	$44
Pension plans discount rate ‒ percentage	4.05%	4.30%	3.96%
OPEB plan discount rate ‒ percentage	4.35%	4.60%	4.23%
Funding of the pension and OPEB plans	$180	$35	$79

Sensitivity of these costs to changes in key assumptions is as follows:

Assumption	Increase/(Decrease) in 2018 Pension and OPEB Costs

Discount rate – 1% increase	$(36)
Discount rate – 1% decrease	$43

Expected return on assets – 1% increase	$(25)
Expected return on assets – 1% decrease	$25

See Note 10 to Financial Statements regarding other disclosures related to pension and OPEB plans obligations.

RESULTS OF OPERATIONS

Operating Data

	Year Ended December 31,
	2017	2016	2015

Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	41,483	41,377	42,536
Other (a)	76,117	75,045	74,215
Total electric energy volumes	117,600	116,422	116,751
Reliability statistics (b):
System Average Interruption Duration Index (SAIDI) (nonstorm)	89.7	95.0	96.1
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.4	1.4	1.3
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	62.1	66.0	72.5
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,551	3,435	3,379
Operating revenues:
Distribution base revenues (c)	$1,877	$1,832	$1,849
Transmission base revenues (d)	940	909	850
Reconcilable rates:
TCRF (d)	1,260	1,221	1,104
Transition charges	-	22	120
AMS surcharges (c)	93	133	142
EECRF and other regulatory surcharges	47	56	48
Other miscellaneous revenues	73	75	68
Intercompany eliminations (d)	(332)	(328)	(303)
Total operating revenues	$3,958	$3,920	$3,878

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

(c)         The separate reconcilable AMS surcharge ceased on November 27, 2017 and AMS-related expenses and returns became recoverable through distribution base revenues.

(d)        A portion of transmission base revenues (TCOS) is recovered from Oncor’s distribution customers through the TCRF rate.

Financial Results ─ Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Total operating revenues increased $38 million, or 1%, to $3.958 billion in 2017.  Revenue is billed under tariffs approved by the PUCT.  The change reflected:

•	An Increase in Distribution Base Revenues — Base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on November 27, 2017 as a result of PUCT Docket No. 46957.  The PUCT allows utilities to file, under certain circumstances, once per year and up to four rate adjustments between comprehensive base rate proceedings to recover distribution investments and certain other related costs on an interim basis.  We have not filed any such distribution-related rate adjustments to date.  The $45 million increase in distribution base rate revenues primarily consisted of an effect of growth in points of delivery of $45 million including $12 million as a result of the Sharyland transaction, and an estimated increase of $26 million due to the rate increase  that resulted from the 2017 rate review proceeding, including approximately $12 million for AMS related expenses and returns that previously would have been collected in AMS surcharge, partially offset by a  $25 million decrease due to lower consumption driven primarily by milder weather.  For more information regarding the 2017 rate review proceeding in PUCT Docket No. 46957, see Note 3 to Financial Statements.

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital and certain other related costs, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $31 million increase in transmission base revenues reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system, partially offset by a decrease in rates primarily due to the Sharyland Asset Exchange.  See TCOS Filings Table below for a listing of Transmission Interim Rate Update Applications impacting revenues for the years ended December 31, 2017 and 2016, as well as filings that will impact revenues for the year ended December 31, 2018.  For more information regarding the Sharyland Asset Exchange, see Note 14 to Financial Statements.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
47988*	January 2018	March 2018	$14	$9	$5
46957	March 2017	November 2017	$(76)	$(54)	$(22)
46825	February 2017	March 2017	$7	$4	$3
46210	July 2016	September 2016	$14	$9	$5
44968	July 2015	September 2015	$21	$14	$7
44363	January 2015	March 2015	$35	$23	$12

______________

*  This application is pending and includes a $52 million revenue reduction to reflect the TCJA reduction in the corporate federal income tax rate to 21%.

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

-

An Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $39 million increase in TCRF revenue reflects the pass through of a $35 million increase in third-party wholesale transmission expense described below and a $4 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At December 31, 2017, $47 million was deferred as over-recovered wholesale transmission service expense (see Note 5 to Financial Statements).  See TCRF Filings Table below for a listing of TCRF filings impacting cash flows for the years ended December 31, 2017 and 2016, as well as filings that will impact cash flows for the year ended December 31, 2018.

TCRF Filings Table

Docket No.	Filed	Effective	Billing Impact for Period Effective Increase (Decrease)
47824	December 2017	March 2018 - August 2018	$(52)
46957	March 2017	December 2017 - February 2018	$(28)
47234	June 2017	September 2017 - November 2017	$39
46616	November 2016	March 2017 – August 2017	$(86)
46012	May 2016	September 2016 – February 2017	$163
45406	December 2015	March 2016 – August 2016	$(64)
44771	May 2015	September 2015 – February 2016	$47
43858	December 2014	March 2015 – August 2015	$(27)
42558	May 2014	September 2014 – February 2015	$71

-

A Decrease in Transition Charges — Transition charge revenue was dedicated to paying the principal and interest of transition bonds.  We accounted for the difference between transition charge revenue recognized and cost related to the transition bonds as a regulatory asset or liability.  The $22 million decrease in revenues related to transition bonds is due to the maturity of the 2004 Series transition bonds in May 2016.

-

A Decrease in AMS Surcharges — The PUCT previously authorized monthly per customer advanced meter cost recovery factors designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  The AMS reconcilable surcharge ceased on November 26, 2017 and AMS related expenses and return became recoverable through distribution base rates.  Through November 26, 2017, we recognized revenues equal to reconcilable expenses incurred including depreciation net of calculated savings plus a return component on our investment.  The $40 million decrease in recognized AMS surcharge revenues reflects $12 million shifted to base revenues due to the 2017 rate review proceeding and $28 million due to lower reconcilable expenses through November 26, 2017 associated with the initial deployment.

-

A Decrease in EECRF and Other Regulatory Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  Other regulatory surcharges include the recovery of municipal franchise fees related to Docket No. 46884 and rate case expenses.  The $9 million net decrease consists of an $11 million decrease in the EECRF, which is offset in operation and maintenance expense,  and a $2 million increase in recovery of municipal franchise fees which are offset in taxes other than income taxes.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the years ended December 31, 2017 and 2016, as well as filings that will impact revenues for the year ended December 31, 2018.

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

•

A Decrease  in Other Miscellaneous Revenues — Miscellaneous revenues includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs, services provided on a time and materials basis, rents, energy efficiency performance bonuses approved by the PUCT and other miscellaneous revenues.  The $2 million decrease in other miscellaneous revenues was primarily driven by the effects of a favorable court ruling in the prior period, partially offset by a higher energy efficiency performance bonus in the current period. See Note 3 to Financial Statements for more details.

Wholesale transmission service expense increased $35 million, or 4%, to $929 million in 2017 primarily due to higher fees paid to other transmission entities.

Operation and maintenance expense increased $8 million, or 1%, to $762 million in 2017.  The change included $16 million higher contractor costs and $10 million higher labor related costs, partially offset by $11 million lower energy efficiency costs and $9 million lower advanced meter costs.  The decreases in energy efficiency and advanced meter costs were largely offset by corresponding reconcilable rate revenues.  Amortization of regulatory assets reported in operation and maintenance expense totaled $53 million and $49 million for the years ended December 31, 2017 and 2016, respectively. The increase in regulatory asset amortization is the result of the 2017 rate review order approving a higher level of amortization related to employee benefit plans and the self-insurance reserve.

Depreciation and amortization decreased $23 million, or 3%, to $762 million in 2017.  The decrease reflects $22 million in lower amortization of regulatory assets associated with transition bonds (with an offsetting decrease in revenues),  $29 million lower reconcilable AMS depreciation and $10 million in lower depreciation as a result of the 2017 rate order, partially offset by an estimated $36 million increase attributed to ongoing investments in property, plant and equipment.

Taxes other than income taxes increased $11 million, or 2%, to $462 million in 2017.  The change was primarily due to a $9 million increase in property taxes and a $2 million increase in local franchise taxes.  The increase in local franchise fees is the result of the 2017 rate review order granting recovery of certain municipal franchise fees consistent with the Texas Supreme Court mandate regarding our 2008 rate review and is offset in revenues. See Note 3 to Financial Statements for more details.  Amortization of regulatory assets reported in taxes other than income taxes totaled $2 million and zero for the years ended December 31, 2017 and 2016, respectively.

Other income and (deductions) – net was unchanged in 2017 compared to 2016.  Primary variances included higher earning on employee benefit plan assets, offset by higher non-recoverable pension and OPEB costs. See Note 13 to Financial Statements for more details.

Provision in lieu of income taxes totaled $267 million (including  $12 million expense related to nonoperating income) in 2017 compared to $254 million (including a $5 million benefit related to nonoperating income) in 2016.  The effective income tax rate on pretax income was 38.9% in 2017 and 37.1% in 2016.  The 2017 effective income tax rate on pretax income differs from the U.S. federal statutory rate of 35% primarily due to the effect of a $21 million write-down of deferred tax related assets resulting from the TCJA and the effect of the 2017 Texas margin tax.  See Note 4 to Financial Statements for additional information.

Interest expense and related charges increased $6 million, or 2%, to $342 million in 2017.  The change was driven by an  $12 million increase attributable to higher average borrowings reflecting ongoing capital investments, partially offset by a $4 million decrease attributable to higher capitalized interest and a $2 million decrease attributable to lower average interest rates.

Net income was lower in 2017 compared to 2016.  Revenues reflect increases due to growth in points of delivery,  increases in transmission investment for a significant portion of the year and an increase due to the PUCT rate review order,  partially offset by lower consumption primarily driven by milder weather conditions.   Lower net income reflects the higher base revenues offset by the one-time $21 million in write-down of deferred tax related assets, higher non-reconcilable operation and maintenance expense and higher property taxes.

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

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $59 million increase in transmission base revenues reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system.  See TCOS Filings Table above for a listing of Transmission Interim Rate Update Applications impacting revenues for the years ended December 31, 2016 and 2015.

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

-

An Increase in TCRF — TCRF is a distribution rate charged to REPs to recover fees we pay to other transmission service providers under their TCOS rates and the retail portion of our own TCOS rate.  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  The $117 million increase in TCRF revenue reflects the pass through of a $92 million increase in third-party wholesale transmission expense described below and a $25 million increase in our own TCOS rate to recover ongoing investment in our transmission system including a return component.  At December 31, 2016, $10 million was deferred as over-recovered wholesale transmission service expense (see Note 5 to Financial Statements).  See TCRF Filings Table above for a listing of TCRF filings impacting cash flows for the years ended December 31, 2016 and 2015.

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

-

An Increase in EECRF and Other Regulatory Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The $8 million increase in EECRF and other regulatory surcharges is offset in operation and maintenance expense.  See EECRF Filings Table above for a listing of EECRF filings impacting revenues for the years ended December 31, 2016 and 2015.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows —  Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Cash provided by operating activities totaled $1.459 billion and $1.429 billion in 2017 and 2016, respectively.  The $30 million increase is primarily the result of a net tax refund from members under the tax sharing agreement of $114 million and a $113 million increase in transmission and distribution receipts, partially offset by increased employee benefit plan funding of $149 million, a $26 million increase in storm related costs, an $11 million increase in purchases of materials and supplies and a $9 million increase in interest payments.  The tax refund is primarily related to estimated tax payments made in a prior period before the enactment of bonus depreciation on a retroactive basis.

Cash provided by financing activities totaled $190 million in 2017 while cash used in financing activities totaled $137 million in 2016.  The $327 million change includes an increase in issuances of long-term debt of $425 million and an increase in short-term borrowings of $212 million, partially offset by $283 million in higher long-term debt repayments and a $20 million increase in debt issuance costs.  See Notes 6 and 7 to Financial Statements for additional information regarding short-term borrowings and long-term debt activity, respectively.

Cash used in investing activities, which consists primarily of capital expenditures, totaled $1.644 billion and $1.301 billion in 2017 and 2016, respectively.  The 2017 activity primarily reflected increases in capital expenditures for transmission and distribution facilities to serve new customers, infrastructure capital maintenance spending and also includes the Sharyland Asset Exchange.  The “Other” caption reflects a $38 million release of Bondco restricted cash due to the maturity of the final transition bonds in the prior period.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $53 million and $48 million more than the amounts reported in the statements of consolidated income for the years ended December 31, 2017 and 2016, respectively.  The differences result from amortization reported in the following different lines items in the statements of consolidated income: regulatory asset amortization (reported in operation and maintenance expense), the accretion of the adjustment (discount) to regulatory assets (reported in other income) and the amortization of debt fair value discount (reported in interest expense and related charges).

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

Long-Term Debt Activity — In September 2017, we issued $325 million aggregate principal amount of 3.80% senior secured notes due September 30, 2047 (2047 Notes) and executed a $275 million term loan credit agreement. The term loan credit agreement has an 18-month term maturing on March 26, 2019, and contains optional prepayment provisions as well as mandatory prepayment provisions that require prepayment in the event of certain specified debt issuances or certain specified asset dispositions.  At December 31, 2017, we had outstanding borrowings of $275 million under the term loan credit agreement bearing interest at a rate per annum of 2.452%.  See Note 7 to Financial Statements for additional information regarding the term loan credit agreement.

We used the net proceeds from the sale of the 2047 Notes and term loan credit agreement for general corporate purposes, including repayment of borrowings under our revolving credit facility and payment of the redemption price of $324 million aggregate principal amount of 5.00% senior secured notes due September 30, 2017 that were redeemed September 29, 2017.   See Note 7 to Financial Statements for additional information regarding repayments, redemptions and issuances of long-term debt.

Available Liquidity/Credit Facility — Our primary source of liquidity, aside from operating cash flows, is our ability to borrow under our revolving credit facility.  At December 31, 2017, we had a $2.0 billion unsecured revolving credit facility that we entered into on November 17, 2017 (2017 Credit Facility) with a five-year term expiring in November 2022. We have the option of requesting up to two one-year extensions and an option to request an increase in our borrowing capacity of $400 million, in increments of not less than $100 million, provided certain conditions are met, including lender approvals.

In connection with our entrance into the 2017 Credit Facility, on November 17, 2017 we terminated our prior secured $2.0 billion secured revolving credit facility.  Borrowings under our previous credit facility were secured with the lien of the Deed of Trust until the facility’s termination.

Subject to the limitations described below, available borrowing capacity under the 2017 Credit Facility totaled $1.041 billion at December 31, 2017 and under our previous secured revolving credit facility totaled $1.204 billion at December 31, 2016.

The 2017 Credit Facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At December 31, 2017, we were in compliance with the covenant.  See “Financial Covenants, Credit Rating Provisions and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.  At both December 31, 2017 and February 22, 2018, the available borrowing capacity of the 2017 Credit Facility could be fully drawn.

Under the terms of the 2017 Credit Facility, the commitments of the lenders to make loans to us are several and not joint.  Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.  See Note 6 to Financial Statements for additional information regarding the 2017 Credit Facility.

Cash and cash equivalents totaled $21 million and $16 million at December 31, 2017 and 2016, respectively.  Available liquidity (cash and available revolving credit facility capacity) at December 31, 2017 totaled $1.062 billion reflecting a decrease of $158 million from December 31, 2016 primarily due to increased capital spending.

We also committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is 57.5% debt to 42.5% equity and 60% debt to 40% equity as of December 31, 2017 and 2016, respectively.  Our current regulatory assumed debt-to-equity ratio went into effect on November 27, 2017 as part of the PUCT order issued in the rate review we filed in PUCT Docket No. 46957. The PUCT order requires Oncor to record a regulatory liability until the new authorized regulatory capital structure is met to reflect our actual capitalization prior to achieving the authorized capital structure. Once the authorized capital structure is attained, the regulatory liability will be returned to customers through the capital structure refund mechanism approved in the PUCT docket. Oncor implemented the regulatory liability as of November 27, 2017.  Our regulatory capitalization ratio was 59.4% debt to 40.6% equity at December 31, 2017 and December 31, 2016.   See Note 9 to Financial Statements for discussion of the regulatory capitalization ratio and Note 3 to Financial Statements for a

discussion of our 2017 rate review (PUCT Docket No. 46957).    Our ability to incur additional long-term debt will be limited by our regulatory capital structure and we are able to issue future long-term debt only to the extent that we will be in compliance therewith.

Liquidity Needs, Including Capital Expenditures — Our board of directors, which annually approves capital expenditure estimates for the following year, has approved capital expenditures totaling $1.8 billion in 2018.  Management currently expects to recommend to our board of directors capital expenditures of approximately $1.7 billion in each of the years 2019 through 2022.  These capital expenditures are expected to be used for investment in transmission and distribution infrastructure.

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

Distributions —  On October 25, 2017, our board of directors declared a contingent cash distribution of $32 million to be paid to our members as of October 25, 2017 within one business day after an additional equity contribution is made to Oncor from members totaling approximately $250 million.  In the event the additional equity contribution is not made on or before the date of the closing of the Sempra Merger Agreement, no distribution shall be payable.  As of February 22, 2018, the distribution had not been made.  For more information on the Sempra Merger Agreement, see Note 2 to Financial Statements.

During 2017, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
July 26, 2017	August 1, 2017	$65
April 26, 2017	April 27, 2017	$86
March 22, 2017	March 24, 2017	$86

Pension and OPEB Plans Funding — Our funding for the pension and Oncor OPEB plans for the calendar year 2018 is expected to total $82 million and $35 million, respectively.  Based on the funded status of the pension plans at December 31, 2017, our aggregate pension and Oncor OPEB plans funding is expected to total approximately $734 million in the period 2018 to 2022.  In 2017, we made cash contributions to the pension and OPEB plans of  $149 million and $31 million, respectively.  See Note 10 to Financial Statements for additional information regarding pension and OPEB plans.

Capitalization — Our capitalization ratios were 41.3% and 41.7% long-term debt, less amounts due currently, to 58.7% and 58.3% membership interests at December 31, 2017 and 2016, respectively.    See Note 9 to Financial Statements for discussion of the regulatory capitalization ratio.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility and term loan credit agreement each contain a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the revolving credit facility and term loan agreement (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with GAAP).  Capitalization is calculated as membership interests determined in accordance with GAAP plus indebtedness described above.  At December 31, 2017, we were in compliance with this covenant and all other covenants under the 2017 Credit Facility and the term loan credit agreement.

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

Presented below are the credit ratings assigned for our debt securities at February 22, 2018.  On December 20, 2017, Moody’s changed our outlook to “positive” from “stable” as a settlement agreement related to the Sempra Merger Agreement was reached with the staff of the PUCT and three key intervenors.  In July 2017, S&P affirmed our rating and changed our outlook to “positive” from “developing” and Fitch changed our outlook to “rating watch positive” from “stable” and both again affirmed these ratings and outlooks in August 2017 following the entrance by EFH Corp. and EFIH into the Sempra Merger Agreement.   See Note 2 to Financial Statements for information regarding the Sempra Merger Agreement.

Senior Secured

S&P	A
Moody’s	A3
Fitch	BBB+

As described in Note 7 to Financial Statements, our long-term debt (other than the $275 million unsecured term loan credit agreement we entered into in September 2017) is currently secured pursuant to the Deed of Trust by a first priority lien on certain of our transmission and distribution assets and is considered senior secured debt.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — The 2017 Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the 2017 Credit Facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus a spread ranging from 0.875% to 1.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Based on the ratings assigned to our senior secured debt securities at February 22, 2018, our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.125%.  A decline in credit ratings would increase the cost of the 2017 Credit Facility and likely increase the cost of any debt issuances and additional credit facilities.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under the 2017 Credit Facility, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged within 60 days may cause the maturity of outstanding balances ($950 million in short-term borrowings and $9 million in letters of credit at December 31, 2017) under that facility to be accelerated.  Under our term loan agreement, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $50 million for the term loan credit agreement that are not discharged within 60 days may cause the maturity of outstanding balances ($275 million at December 31, 2017) under that agreement to be accelerated.

Under the Deed of Trust, an event of default under either of our indentures would permit the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Long-Term Contractual Obligations and Commitments — The following table summarizes our contractual cash obligations at December 31, 2017.  See Notes 7 and 8 to Financial Statements for additional disclosures regarding these long-term debt and non-cancelable purchase obligations.

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Long-term debt (a) – principal	$550	$651	$1,200	$3,750	$6,151
Long-term debt (a) – interest	313	553	508	3,023	4,397
Operating leases (b)	32	46	11	-	89
Obligations under outsourcing agreements	55	53	24	11	143
Total contractual cash obligations	$950	$1,303	$1,743	$6,784	$10,780

____________

(a)	Includes senior secured notes/debentures and the term loan credit agreement we entered into in September 2017. See Note 7 to Financial Statements for more information regarding our long-term debt.
(b)	Includes short-term noncancelable leases.

The following are not included in the table above:

•

individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	employment contracts with management, and
•	estimated funding of the pension and OPEB plans totaling $117 million in 2018 and $734 million in the 2018 to 2022 period as discussed above under “Pension and OPEB Plans Funding.”

Guarantees — At December 31, 2017, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2017, we did not have any material off-balance sheet arrangements with special purpose entities or VIEs.

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

Matters with the PUCT

PUCT Matters Related to EFH Bankruptcy Proceedings – For more information regarding the EFH Bankruptcy Proceedings and the matters discussed below, see Note 2 to Financial Statements.

Hunt Investor Group PUCT Proceedings

In September 2015, Oncor and the Hunt Investor Group filed in PUCT Docket No. 45188 a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by a plan of reorganization in the

EFH Bankruptcy Proceedings. In March 2016, the PUCT issued an order conditionally approving the joint application. In April 2016, the Hunt Investor Group and certain intervenors in PUCT Docket No. 45188 filed motions for rehearing and in May 2016, the PUCT denied such motions and the order became final. In May 2016, the plan of reorganization and the Hunt Merger Agreement that contemplated the transactions in PUCT Docket No. 45188 were terminated. The Hunt Investor Group filed a petition with the Travis County District Court in June 2016 seeking review of the order. We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 45188, particularly in light of the termination of the Hunt Merger Agreement.

In connection with PUCT Docket No. 45188, certain cities that have retained original jurisdiction over electric utility rates passed resolutions directing Oncor to file rate review proceedings.  Oncor made a rate filing with the PUCT and original jurisdiction cities to comply with their resolutions on March 17, 2017 in PUCT Docket No. 46957.  In July 2017, we and certain parties to our rate review agreed to a settlement of that rate review, and on August 2, 2017 a settlement agreement was filed that settled all issues in the docket.  On October 13, 2017, the PUCT issued an order approving the settlement agreement, and on November 26, 2017, the new rates took effect.  For more information, see Note 3 to Financial Statements.

NEE PUCT Proceedings

The NEE Merger Agreement contemplated that Oncor and NEE file a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the NEE Merger Agreement. Oncor and NEE filed that joint application in PUCT Docket No. 46238 in October 2016. The PUCT denied the application on April 13, 2017.  The PUCT issued an order on rehearing on June 7, 2017 and denied NEE’s second motion for rehearing on June 29, 2017. On July 13, 2017, NEE filed a petition with the Travis County District Court seeking review of the PUCT order.  We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 46238, particularly in light of the termination of the NEE Merger Agreement.

On July 28, 2017, TTHC and NEE filed in PUCT Docket No. 47453 a joint application with the PUCT seeking certain regulatory approvals with respect to NEE’s proposed acquisition of the 19.75% minority interest in Oncor that is indirectly held by TTHC.  The application requested that the PUCT issue an order disclaiming jurisdiction over the transaction or finding that the transaction is in the public interest and approved.  On September 14, 2017, Oncor filed a motion to intervene as a party, but not as an applicant, in PUCT Docket No. 47453.  On October 26, 2017, the PUCT voted to dismiss the application without prejudice on jurisdictional grounds and ordered that any future filing of the application must include the affected utility (in this case Oncor) as an applicant.  The PUCT further ordered that in any such filing Oncor is not required to seek approval of the application or any other specific relief.  On October 31, 2017, TTHC notified the PUCT that it had terminated the TTI Merger Agreement with NEE. NEE filed a motion for rehearing on November 20, 2017,which was not granted. On January 9, 2018, NEE filed a petition with the Travis County District Court seeking review of the PUCT order of dismissal. We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 47453, particularly in light of TTHC’s termination of the TTI Merger Agreement.

Sempra PUCT Proceedings

Oncor and Sempra filed a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Sempra Plan on October 5, 2017 in PUCT Docket No. 47675. On December 14, 2017, Oncor and Sempra entered into a stipulation  with the Staff of the PUCT, the Office of Public Utility Counsel, the Steering Committee of Cities Served by Oncor and the Texas Industrial Energy Consumers reflecting the parties’ settlement of all issues in the PUCT proceeding regarding the joint application. On January 5, 2018, Oncor, Sempra and the Staff of the PUCT made a joint filing with the PUCT requesting that the PUCT approve the acquisition, consistent with the governance, regulatory and operating commitments in a revised stipulation joined by two additional parties. On January 23, 2018, Oncor and Sempra filed an additional revision to the revised stipulation (Sempra Settlement Stipulation) and announced that two more parties had joined in the Sempra Settlement Stipulation. On February 2, 2018, Oncor and Sempra announced that all of the intervenors in PUCT Docket No. 47675 had signed on to the Sempra Settlement Stipulation.  At its February 15, 2018 open meeting, the PUCT directed PUCT Staff to prepare an order based on the Sempra Settlement Stipulation for consideration by the PUCT at its open meeting on March 8, 2018. We cannot predict what the form of any final order will be or the ultimate disposition in the PUCT docket.

The parties to the Sempra Settlement Stipulation have agreed that Sempra’s acquisition of EFH Corp. is in the public interest and will bring substantial benefits.  The Sempra Settlement Stipulation requests that the PUCT approve the Sempra Acquisition. Previously, EFH Corp. and Oncor implemented various ring-fencing measures to enhance Oncor’s separateness from its owners and to mitigate the risk that Oncor would be negatively impacted in the event of a bankruptcy or other adverse financial developments affecting EFH Corp. or EFH Corp.’s subsidiaries or owners.  The existing ring-fencing measures are designed to create both legal and financial separation between the Oncor Ring-Fenced Entities, on the one hand, and EFH Corp. and its other affiliates and subsidiaries, on the other hand.  The joint application filed with the PUCT and the Sempra Settlement Stipulation outline certain ring-fencing measures, governance mechanisms and restrictions that will apply after the Sempra Acquisition. As a result of these ring-fencing measures, Sempra will not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor, including the deployment or disposition of Oncor’s assets, declarations of dividends, strategic planning and other important corporate issues and actions. These limitations include limited representation on the board of directors of Oncor.

If the PUCT does not accept the Sempra Settlement Stipulation as presented, or issues an order inconsistent with the terms of the stipulation, the parties have agreed that any party adversely affected by the alteration has the right to withdraw from the stipulation and to exercise all rights available to such party under the law.

We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 47675.

2017 Rate Review (PUCT Docket No. 46957) – In response to resolutions passed by numerous cities with original jurisdiction over electric utility rates in 2016, we filed rate review proceedings with the PUCT and original jurisdiction cities in our service territory in March 2017 based on a January 1, 2016 to December 31, 2016 test year.

In July 2017, we and certain parties to our rate review agreed to a settlement of that rate review, and on August 2, 2017 a settlement agreement was filed with the PUCT that settled all issues in the docket.  On October 13, 2017, the PUCT issued an order approving the settlement of the rate review, subject to closing of the Sharyland Asset Exchange. The Sharyland Asset Exchange closed on November 9, 2017 satisfying the contingency in the PUCT order in Docket No. 46957 and our new rates as set forth in that order took effect on November 27, 2017.  As a result of the PUCT order, our annual distribution and transmission base rate revenues, net of eliminations, are expected to increase approximately $65 million excluding the impacts of the Sharyland Asset Exchange and the TCJA.  The order also requires us to record as a regulatory liability instead of revenue the amount that we collect through our approved tariffs for federal income taxes that is above the new corporate federal income rate.  We estimate that incorporating the new corporate federal income tax rate in our approved rate settlement agreement would have reduced our annual revenues and our tax expense by approximately $125 million. Other significant findings include a change in our authorized return on equity to 9.80%, and a change in our authorized regulatory capital structure to 57.5% debt to 42.5% equity.  Our previous authorized return on equity was 10.25% and our previous authorized regulatory capital structure was 60% debt to 40% equity.  The PUCT order requires us to record a regulatory liability until the new authorized regulatory capital structure is met to reflect our actual capitalization prior to achieving the authorized capital structure. Once the authorized capital structure is attained, the regulatory liability will be returned to customers through the capital structure refund mechanism approved in the PUCT docket. We implemented the regulatory liability as of November 27, 2017.

Sharyland Asset Exchange (PUCT Docket No. 47469) – On July 21, 2017, we entered into the Sharyland Agreement with the Sharyland Entities.  The Sharyland Agreement provided that we would exchange certain of our transmission assets and cash for certain of the Sharyland Entities’ distribution assets (constituting substantially all of their electricity distribution business) and certain of their transmission assets.   The transaction for assets between Oncor and SDTS was structured to qualify, in part, as a simultaneous tax deferred like kind exchange of assets to the extent that the assets exchanged are of “like kind” (within the meaning of Section 1031 of the Code).

On August 4, 2017, we, SDTS and SU filed a joint application for sale, transfer, or merger in PUCT Docket No. 47469 requesting PUCT approvals of the Sharyland Asset Exchange, and on October 13, 2017, the PUCT issued an order approving the transactions. On November 9, 2017, the parties consummated the transactions.  We exchanged approximately $383 million of our transmission assets, consisting of 517 circuit miles of 345 kV transmission lines, and approximately $25 million in cash for approximately $408 million of the Sharyland Entities’ distribution assets (constituting substantially all of their electricity distribution business) and certain of their transmission assets. We do not expect the Sharyland transaction will have a material effect on our results of operations, financial position or cash flows.  For more information on the Sharyland Agreement and the Sharyland Asset Exchange, see Note 14 to Financial Statements.

Wholesale Transmission Service Rule (PUCT Project No. 46393) - In 2016, the PUCT staff initiated a rulemaking proceeding to repeal and replace the existing wholesale transmission service rule. The current PUCT rule allows us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  In March 2017, PUCT staff filed a proposal for publication to repeal the current substantive rule and replace it with a proposed new rule. In February 2018, PUCT staff filed an updated proposal for publication that is substantially similar to the March 2017 version.  The proposed new rule changes the frequency of TCOS rate adjustments to once per calendar year. The proposed new rule would also include new limitations on the filing of TCOS rate adjustment applications and require new information in applications. The PUCT considered the proposal for publication at its February 15, 2018 open meeting and decided not to publish the proposal.

2008 Rate Review (PUCT Docket No. 35717) - In August 2009, the PUCT issued a final order with respect to our June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (PUCT Docket No. 35717), and new rates were implemented in September 2009.  We and four other parties appealed various portions of the rate review final order to a state district court.  In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  We filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues we appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities.  In early August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities.  The Austin Court of Appeals also reversed the PUCT and district court’s rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.’s ability to offset our taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment.  In late August 2014, we filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which we were not successful, including the consolidated tax savings adjustment.  In December 2014, the Austin Court of Appeals issued its opinion, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment.  We filed a petition for review with the Texas Supreme Court in February 2015.  The Texas Supreme Court granted the petition for review and heard oral arguments in September 2016.  On January 6, 2017, the Texas Supreme Court issued its opinion, unanimously ruling as follows on the three issues before it:

•

Consolidated tax savings adjustment - The Supreme Court reversed the Court of Appeals and upheld the PUCT’s decision not to make a consolidated tax savings adjustment, concluding that the PUCT had properly applied PURA Section 36.060 and that we no longer met the statutory criteria for imposition of such an adjustment.

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

The Texas Supreme Court issued its mandate on February 16, 2017.  On February 17, 2017, we filed a tariff modification with the PUCT to immediately remove the state colleges and universities discount rider, and on February 23, 2017, the PUCT opened Docket No. 46884 to consider the remand from the Texas Supreme Court.  The order in our 2017 rate review (PUCT Docket No. 46957)  granted the recovery of the municipal franchise fees through a surcharge over approximately nine months beginning November 27, 2017.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions.  Such actions or changes could significantly alter our basic financial position, results of operations or cash flows

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  All of our long-term debt at December 31, 2016 carried fixed interest rates and at December 31, 2017 all of our long-term debt except for the $275 million term loan credit agreement carried fixed interest rates.    The following table summarizes our long-term debt maturities at December 31, 2017.

	Expected Maturity Date
	2018	2019	2020	2021	2022	There-after	2017 Total Carrying Amount	2017 Total Fair Value	2016 Total Carrying Amount	2016 Total Fair Value
	(millions of dollars and percent)
Long-term debt (including current maturities):
Fixed rate debt amount (a)	$550	$250	$126	$-	$1,200	$3,750	$5,876	$6,878	$5,875	$6,751
Average interest rate	6.80%	2.15%	5.75%	-	6.03%	5.23%	5.42%	-	5.48%	-
Variable rate debt amount (a)	$-	$275	$-	$-	$-	$-	$275	$275	$-	$-
Average interest rate	-	2.45%	-	-	-	-	2.45%	-	-	-
Total Debt	$550	$525	$126	$-	$1,200	$3,750	$6,151	$7,153	$5,875	$6,751

____________

(a)       Excludes unamortized premiums,  discounts and debt issuance costs.  See Note 7 to Financial Statements for a discussion of changes in long-term debt obligations.

At December 31, 2017, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on debt (including short-term borrowings) totaled  $12 million.

Our term loan credit agreement contains terms pursuant to which the interest rate charged can vary, at our option, depending on the selected interest period.  Our revolving credit facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings. For information on our interest rates charged under the revolving credit facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Available Liquidity/Credit Facility – Financial Covenants, Credit Rating Provisions and Cross Default Provisions – Material Credit Rating Covenants.”

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

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates was zero at both December 31, 2017 and 2016.  The reduction of credit risk associated with affiliates is due to the Vistra Spin-Off occurring in October 2016.  As a result of the spin-off, Vistra and its subsidiaries, including Luminant and TXU Energy, ceased to be related parties.

Our exposure to credit risk associated with trade accounts receivable from nonaffiliates totaled $638 million at December 31, 2017.  The nonaffiliated receivable amount is before the allowance for uncollectible accounts, which totaled $3 million at December 31, 2017.  The nonaffiliated exposure includes trade accounts receivable from REPs totaling $476 million, which are almost entirely noninvestment grade.  At December 31, 2017, REP subsidiaries of two nonaffiliated entities collectively represented approximately 12%  and 10% of the nonaffiliated trade receivable balance.  No other nonaffiliated parties represented 10% or more of the total trade accounts receivable balance.  We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.”  All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements.  Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the U.S. Congress, the President of the U.S., the Texas Legislature, the Governor of Texas, the FERC, the PUCT, the NERC, the Texas RE, the EPA, and the TCEQ, with respect to:

-	allowed rate of return;
-	permitted capital structure;
-	industry, market and rate structure;
-	recovery of investments;
-	acquisition and disposal of assets and facilities;
-	operation and construction of facilities;
-	changes in tax laws and policies, including the impact of the TCJA, and
-	changes in and compliance with environmental, reliability and safety laws and policies;
•	legal and administrative proceedings and settlements, including the exercise of equitable powers by courts;
•	any impacts on us as a result of the EFH Bankruptcy Proceedings and the change in indirect ownership of Oncor proposed in such proceedings;
•	weather conditions and other natural phenomena;
•	acts of sabotage, wars or terrorist or cyber security threats or activities;
•	economic conditions, including the impact of a recessionary environment;
•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;
•	changes in business strategy, development plans or vendor relationships;
•	unanticipated changes in interest rates or rates of inflation;
•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;
•	inability of various counterparties to meet their financial obligations to us, including failure of counterparties to perform under agreements;
•	general industry trends;
•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;
•	changes in technology used by and services offered by us;
•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;
•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB, and future funding requirements related thereto;
•	significant changes in critical accounting policies material to us;
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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

Oncor Electric Delivery Company LLC

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oncor Electric Delivery Company LLC and subsidiary (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and membership interests, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 1 to the consolidated financial statements, the Company has implemented certain ring-fencing measures which management believes mitigate the Company's potential exposure to the EFH Bankruptcy Proceedings.

 /s/ Deloitte & Touche LLP

Dallas, Texas

February 22, 2018

We have served as the Company's auditor since 2002.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2017	2016	2015
	(millions of dollars)

Operating revenues:
Nonaffiliates	$3,958	$3,205	$2,923
Affiliates	-	715	955
Total operating revenues	3,958	3,920	3,878
Operating expenses:
Wholesale transmission service	929	894	802
Operation and maintenance (Note 12)	762	754	724
Depreciation and amortization	762	785	863
Provision in lieu of income taxes (Notes 1, 4 and 12)	255	259	260
Taxes other than amounts related to income taxes	462	451	450
Total operating expenses	3,170	3,143	3,099
Operating income	788	777	779
Other income and (deductions) - net (Note 13)	(15)	(15)	(22)
Nonoperating provision in lieu of income taxes (Note 4)	12	(5)	(8)
Interest expense and related charges (Note 13)	342	336	333
Net income	$419	$431	$432

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(millions of dollars)

Net income	$419	$431	$432
Other comprehensive income (loss):
Cash flow hedges – derivative value net loss recognized in net income (net of tax expense of $1, $1 and $1) (Note 1)	2	2	2
Defined benefit pension plans (net of tax benefit of $4, $- and $4) (Note 10)	8	-	(8)
Total other comprehensive income (loss)	10	2	(6)
Comprehensive income	$429	$433	$426

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(millions of dollars)

Cash flows — operating activities:
Net income	$419	$431	$432
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	815	833	908
Provision in lieu of deferred income taxes – net	309	181	40
Other – net	(2)	(4)	(4)
Changes in operating assets and liabilities:
Accounts receivable — trade (including affiliates)	(76)	(34)	12
Inventories	(1)	(7)	(8)
Accounts payable — trade (including affiliates)	(11)	14	(21)
Regulatory accounts related to reconcilable tariffs (Note 5)	29	(55)	11
Other — assets	54	37	22
Other — liabilities	(77)	33	(31)
Cash provided by operating activities	1,459	1,429	1,361
Cash flows — financing activities:
Issuances of long-term debt (Note 7)	600	175	725
Repayments of long-term debt (Note 7)	(324)	(41)	(639)
Net (decrease) increase in short-term borrowings (Note 6)	161	(51)	129
Distributions to members (Note 9)	(237)	(230)	(436)
Debt discount, premium, financing and reacquisition costs – net	(10)	10	(12)
Cash provided by (used in) financing activities	190	(137)	(233)
Cash flows — investing activities:
Capital expenditures (Note 12)	(1,631)	(1,352)	(1,154)
Business acquisition (Note 14)	(25)	-	-
Other – net	12	51	47
Cash used in investing activities	(1,644)	(1,301)	(1,107)
Net change in cash and cash equivalents	5	(9)	21
Cash and cash equivalents — beginning balance	16	25	4
Cash and cash equivalents — ending balance	$21	$16	$25

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2017	2016
	(millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$21	$16
Trade accounts receivable – net (Note 13)	635	545
Amounts receivable from members related to income taxes (Note 12)	26	80
Materials and supplies inventories — at average cost	91	89
Prepayments and other current assets	88	100
Total current assets	861	830
Investments and other property (Note 13)	113	100
Property, plant and equipment – net (Note 13)	14,879	13,829
Goodwill (Notes 1 and 13)	4,064	4,064
Regulatory assets (Note 5)	2,180	1,974
Other noncurrent assets	23	14
Total assets	$22,120	$20,811

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 6)	$950	$789
Long-term debt due currently ― Oncor (Note 7)	550	324
Trade accounts payable (Note 12)	242	231
Amounts payable to members related to income taxes (Note 12)	21	20
Accrued taxes other than amounts related to income	190	182
Accrued interest	83	83
Other current liabilities	188	144
Total current liabilities	2,224	1,773
Long-term debt, less amounts due currently ― Oncor (Note 7)	5,567	5,515
Liability in lieu of deferred income taxes (Notes 1, 4 and 12)	1,517	2,788
Regulatory liabilities (Note 5)	2,807	856
Employee benefit obligations and other (Notes 12 and 13)	2,102	2,168
Total liabilities	14,217	13,100
Commitments and contingencies (Note 8)
Membership interests (Note 9):
Capital account ― number of interests outstanding 2017 and 2016 – 635,000,000	8,004	7,822
Accumulated other comprehensive loss	(101)	(111)
Total membership interests	7,903	7,711
Total liabilities and membership interests	$22,120	$20,811

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

	Year Ended December 31,
	2017	2016	2015
	(millions of dollars)

Capital account:
Balance at beginning of period	$7,822	$7,621	$7,625
Net income	419	431	432
Distributions to members	(237)	(230)	(436)
Balance at end of period (number of interests outstanding: 2017, 2016 and 2015 – 635 million)	8,004	7,822	7,621
Accumulated other comprehensive income (loss), net of tax effects:
Balance at beginning of period	(111)	(113)	(107)
Net effects of cash flow hedges (net of tax expense of $1, $1 and $1)	2	2	2
Defined benefit pension plans (net of tax benefit of $4, $- and $4) (Note 10)	8	-	(8)
Balance at end of period	(101)	(111)	(113)
Total membership interests at end of period	$7,903	$7,711	$7,508

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to “we,” “our,” “us” and “the company” are to Oncor and/or its subsidiary as apparent in the context.  See “Glossary” for definition of terms and abbreviations.

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.  Revenues from subsidiaries of Vistra (formerly subsidiaries of TCEH) represented 22%,  23% and 25% of our total operating revenues for the years ended December 31, 2017, 2016 and 2015, respectively.  We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.  Oncor Holdings owns 80.03% of our membership interests, Texas Transmission owns 19.75% of our membership interests and certain members of our management team and board of directors indirectly own the remaining membership interests through Investment LLC.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

In the PUCT proceedings requesting approval of the Sempra Acquisition (PUCT Docket No. 47675), Sempra has committed to certain ring-fencing measures that will be in effect upon closing of the Sempra Acquisition. For more information on the Sempra Acquisition and the related PUCT proceedings, see Note 2.

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

The goodwill impairment tests performed in 2017, 2016 and 2015 were based on a qualitative assessment in which we considered macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relative factors.   Based on tests results, no impairments were recognized in 2017, 2016 or 2015.

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

While partnerships are not subject to income taxes, in consideration of the tax sharing agreement and the presentation of our financial statements as an entity subject to cost-based regulatory rate-setting processes, with such costs including income taxes, the financial statements present amounts determined under the tax sharing agreement as “provision in lieu of income taxes” and “liability in lieu of deferred income taxes” for periods subsequent to the sales of equity interests discussed in Note 4.  Such amounts are determined in accordance with the provisions of accounting guidance for income taxes and for uncertainty in income taxes and thus differences between the book and tax bases of assets and liabilities are accounted for as if we were taxed as a corporation.  The accounting guidance for rate-regulated enterprises requires the recognition of regulatory assets or liabilities if it is probable such deferred tax-related amounts will be recovered from, or returned to customers in future rates.  Investment tax credits are amortized to income over the estimated lives of the related properties.

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

Regulatory Assets and Liabilities

We are subject to rate regulation and our financial statements reflect regulatory assets and liabilities in accordance with accounting standards related to the effect of certain types of regulation.  Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process based on PURA and/or the PUCT’s orders, precedents or substantive rules.    Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital subject to PUCT review for reasonableness and prudence and possible disallowance.  Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates.  See Note 5 for more information regarding regulatory assets and liabilities.

Franchise Taxes

Franchise taxes are assessed to us by local governmental bodies, based on kWh delivered and are a principal component of taxes other than amounts related to income taxes as reported in the income statement.  Franchise taxes are not a “pass through” item.  The rates we charge customers are intended to recover the franchise taxes, but we are not acting as an agent to collect the taxes from customers.

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

Changes in Accounting Standards

Since May 2014, the Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers along with other supplemental guidance (together, Topic 606).  Topic 606 introduces new, increased requirements for disclosure of revenue in financial statements and guidance that are intended to eliminate inconsistencies in the recognition of revenue.  We will add a revenue-related note to the financial statements to satisfy the new disclosure requirements of Topic 606.  Topic 606 also requires the separate presentation of “alternative revenue program” revenues on the income statement. We anticipate less than $20 million annually in alternative revenue program revenues related to our energy efficiency program and will disclose such activity in the notes to financial statements. We are required to adopt Topic 606 effective January 1, 2018.  We will adopt using the modified retrospective approach and will elect certain practical expedients available under the guidance.  Our revenues from customers are tariff-based and are designed to recover the cost of providing electric delivery service to customers including a reasonable rate of return on invested capital.  Revenues are generally recognized when the underlying service has been provided in an amount prescribed by the related tariff.  The new guidance does not change this pattern of recognition and therefore the adoption will not have an effect on our reported results of operations, financial position or cash flows.

In February 2016, the FASB issued ASU 2016-02 which created FASB Topic 842, Leases (Topic 842).  Topic 842 amends previous GAAP to require the balance sheet recognition of lease assets and liabilities for operating leases.  Operating lease liabilities will not be classified as debt for GAAP purposes under Topic 842 and will not be treated as debt for regulatory purposes.  At this time, all of Oncor’s existing leases meet the definition of an operating lease liability.  Under the new rules, the recognition of any finance leases (currently known as capital leases) on the balance sheet would be classified as debt for GAAP purposes and are expected to be defined as debt for our regulatory capital structure purposes (see Note 9 for details) similar to the current capital lease treatment.  We will be required to adopt Topic 842 by January 1, 2019.  We expect to adopt at that time using certain practical expedients available under the transition guidance including a practical expedient to not assess whether existing land easements that were not previously accounted for as leases are or contain a lease under Topic 842.  The initial adoption of Topic 842 will affect our balance sheet, as leased buildings and vehicles are recognized as operating lease liabilities. Subsequent to adoption, to the extent Oncor enters into finance leases, its credit facility covenants and capitalization ratios could be impacted.  We continue to compile a population of contracts for assessment and evaluate the potential impact of Topic 842 on our financial statements.

In March 2017, the FASB issued ASU 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, an amendment to Topic 715, Compensation – Retirement Benefits (Topic 715).  Topic 715, as amended, will require the non-service cost components of net retirement benefit plan costs be presented as non-operating in the income statement.  In addition, only the service cost component of net retirement benefit plan cost will be eligible for capitalization as part of inventory or property, plant and equipment.  We are required to adopt the amendment effective January 1, 2018.  The income statement presentation requirement must be applied on a retrospective basis while the capitalization eligibility requirement is applied on a prospective basis. The guidance allows a practical expedient that permits use of previously disclosed service costs and non-service costs from the Pension and OPEB Plans note in the comparative periods as appropriate estimates when retrospectively changing the presentation of these costs in the income statements.  We will elect this practical expedient. For cash flow purposes on a prospective basis, non-service costs will be reflected as a reduction to operating cash flows, offset by lower cash used in investing activities (lower capital expenditures).  We do not expect the new guidance to have a material effect on our rate-making process, our results of operations, financial position or net change in total cash flows but continue to evaluate for potential impacts.

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

The U.S. Bankruptcy Code automatically enjoined, or stayed, us from judicial or administrative proceedings or filing of other actions against our affiliates or their property to recover, collect or secure our claims arising prior to the EFH Petition Date. Following the EFH Petition Date, EFH Corp. received approval from the bankruptcy court to pay or otherwise honor certain prepetition obligations generally designed to stabilize its operations. Included in the approval were the obligations owed to us representing our prepetition electricity delivery fees.  As of December 31, 2017, we had collected our prepetition receivables from the Texas Holdings Group of approximately $129 million.

In May 2016, the Debtors filed a joint Plan of Reorganization (2016 Plan of Reorganization) pursuant to Chapter 11 of the U.S. Bankruptcy Code and a related disclosure statement with the bankruptcy court.  The 2016 Plan of Reorganization provided that the confirmation and effective date of the 2016 Plan of Reorganization with respect to the TCEH Debtors may occur separate from, and independent of, the confirmation and effective date of the 2016 Plan of Reorganization with respect to the EFH Debtors. In this regard, the bankruptcy court confirmed the 2016 Plan of Reorganization with respect to the TCEH Debtors in August 2016, and it became effective by its terms, and the spin-off of the TCEH Debtors from EFH Corp. (Vistra Spin-Off) occurred, effective October 3, 2016. As a result of the Vistra Spin-Off, Vistra and its subsidiaries, including Luminant and TXU Energy, ceased to be affiliates of ours as of October 3, 2016.

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

 Potential Change in Indirect Ownership of Oncor

During the course of the EFH Bankruptcy Proceedings, certain plans of reorganization have been filed that contemplate the transfer of the ownership interests in Oncor that are indirectly held by EFH Corp. Below is a summary of certain matters relating to the potential change in indirect ownership of Oncor that have been proposed in the EFH Bankruptcy Proceedings.

Prior Merger Agreements

The following merger agreements relating to a potential change in indirect ownership of Oncor were entered into in connection with the EFH Bankruptcy Proceedings. Each of these prior merger agreements has been terminated in accordance with its respective terms.

•

In August 2015, the EFH Debtors entered into a merger and purchase agreement (Hunt Merger Agreement) with an investor group consisting of certain unsecured creditors of TCEH and an affiliate of Hunt Consolidated, Inc., as well as certain other investors designated by Hunt Consolidated, Inc. (collectively, the Hunt Investor Group), that would have led to a significant change in the indirect equity ownership of Oncor. In August 2015, at the request of and with the consent of EFH Corp. and EFIH, Oncor and Oncor Holdings entered into a letter agreement (Hunt Letter Agreement) with the purchasers party to the Hunt Merger Agreement that described certain corporate actions Oncor and Oncor Holdings would take in connection with the merger contemplated by the Hunt Merger Agreement as well as conditions to Oncor’s and Oncor Holdings’ obligations to take those actions. In September 2015, Oncor and the Hunt Investor Group filed a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Hunt Merger Agreement. The PUCT issued an order conditionally approving the joint application in March 2016 and in April 2016 the Hunt Investor Group and certain intervenors filed motions for rehearing. As discussed under “PUCT Matters Related to the EFH Bankruptcy Proceedings – Hunt PUCT Proceedings” below, in May 2016, the PUCT denied the motions for rehearing in PUCT Docket No. 45188 and the Hunt Merger Agreement was terminated. The Hunt Letter Agreement was also terminated pursuant to its terms. In June 2016 the Hunt Investor Group filed a petition with the Travis County District Court seeking review of the PUCT order. We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 45188, particularly in light of the termination of the Hunt Merger Agreement.

•

Following the termination of the Hunt Merger Agreement, in July 2016 EFH Corp. and EFIH entered into an Agreement and Plan of Merger (NEE Merger Agreement) with NextEra Energy, Inc. (NEE) and EFH Merger Co., LLC, a wholly-owned subsidiary of NEE, that provided for NEE’s acquisition of the equity interests in Oncor indirectly owned by EFH Corp. and EFIH.  In addition, at the request of and with the consent of EFH Corp. and EFIH, on August 4, 2016, Oncor and Oncor Holdings entered into a letter agreement (NEE Letter Agreement) with NEE and EFH Merger Co., LLC that described certain corporate actions Oncor and Oncor Holdings would take in connection with the merger contemplated by the NEE Merger Agreement as well as conditions to Oncor’s and Oncor Holdings’ obligations to take those actions. Additionally, in October 2016, an affiliate of NEE entered into an Agreement and Plan of Merger (the TTI Merger Agreement) with Texas Transmission Holdings Corporation (TTHC), the parent of Texas Transmission, and certain of its affiliates to purchase Texas Transmission’s 19.75% equity interest in Oncor for approximately $2.4 billion. The bankruptcy court approved EFH Corp. and EFIH’s entry into the NEE Merger Agreement and related plan support agreement in September 2016 and confirmed an amended plan of reorganization in February 2017 (NEE Plan).  The consummation of the transactions contemplated by the NEE Merger Agreement and related plan of reorganization and the TTI Merger Agreement was subject to various conditions precedent, including the approval of the PUCT. Oncor and NEE filed a joint application seeking certain regulatory approvals with respect to the NEE Merger Agreement and the TTI Merger Agreement in October 2016. The PUCT denied the application on April 13, 2017, issued an order on rehearing on June 7, 2017 re-affirming its decision that the proposed transaction was not in the public interest and denied NEE’s second motion for rehearing on June 29, 2017. Following these developments, on July 6, 2017, EFH and EFIH delivered a notice terminating the NEE Merger Agreement, which caused the NEE Plan to be null and void. The NEE Letter Agreement also terminated pursuant to its terms. As discussed under “PUCT Matters Related to the EFH Bankruptcy Proceedings” below, on July 13, 2017, NEE filed a petition with the Travis County District Court seeking review of the PUCT order (PUCT NEE Plan Order). We cannot assess the impact of the termination of the NEE Merger Agreement on the results of the review or ultimate disposition of the PUCT NEE Plan Order, or any associated impacts of such termination and matters relating to the PUCT NEE Plan Order on the TTI Merger Agreement and the transactions contemplated thereby. For more information regarding the TTI Merger Agreement and its related regulatory proceedings, see under “PUCT Matters Related to the EFH Bankruptcy Proceedings –NEE PUCT Proceedings” below.

•

Following the termination of the NEE Merger Agreement, on July 7, 2017, EFH Corp. and EFIH executed a merger agreement (BHE Merger Agreement) with Berkshire Hathaway Energy Company (BHE) and certain of its subsidiaries. The BHE Merger Agreement provided for the acquisition by BHE of the 80.03% of Oncor’s membership interests owned indirectly by EFH Corp. and EFIH.  In connection with the execution of the BHE Merger Agreement, on July 7, 2017, the EFH Debtors filed a joint plan of reorganization (BHE Plan) and a related disclosure statement.  In addition, at the request of and with the consent of EFH Corp. and EFIH, on July 7, 2017, Oncor and Oncor Holdings entered into a letter agreement (BHE Letter Agreement) with BHE and its subsidiaries that were party to the BHE Merger Agreement that described certain corporate actions Oncor and Oncor Holdings would take in connection with the merger contemplated by the BHE Merger Agreement as well as conditions to Oncor’s and Oncor Holdings’ obligations to take those actions. The EFH Debtors terminated the BHE Merger Agreement on August 21, 2017 in connection with their entry into the Sempra Merger Agreement (as defined and discussed below), which caused the BHE Plan to become null and void. The BHE Letter Agreement also terminated pursuant to its terms.  Further, by order dated September 7, 2017, the bankruptcy court ordered that the BHE Merger Agreement was terminated and not approved.

Sempra Merger Agreement

On August 15, 2017, the EFH Debtors received an alternative proposal from Sempra Energy (Sempra) that largely followed the structure of the BHE Plan. Following negotiations, on August 21, 2017, EFH Corp. and EFIH entered into an Agreement and Plan of Merger (Sempra Merger Agreement) with Sempra and one of its wholly-owned subsidiaries (collectively, the Sempra Parties). Pursuant to the Sempra Merger Agreement, EFH Corp. will be merged with an indirect subsidiary of Sempra, with EFH Corp. continuing as the surviving company and an indirect, wholly-owned subsidiary of Sempra. The Sempra Merger Agreement does not impose any conditions on the EFH Debtors regarding TTI’s minority interest in Oncor. Accordingly, the Sempra Merger Agreement provides for the acquisition by Sempra of the 80.03% of Oncor’s membership interests owned indirectly by EFH Corp. and EFIH (Sempra Acquisition).

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

Closing Conditions to the Sempra Merger Agreement

The Sempra Merger Agreement is subject to customary closing conditions, including the approval of the bankruptcy court in the EFH Bankruptcy Proceedings, Federal Communications Commission and the PUCT. Certain conditions, such as approval from FERC, the Vermont Department of Financial Regulation and receipt of a private letter ruling from the IRS have already been satisfied.

In connection with the execution of the Sempra Merger Agreement, on September 5, 2017, the EFH Debtors filed an amended joint plan of reorganization (Sempra Plan) and a related disclosure statement (Sempra Disclosure Statement).  On September 6, 2017, the bankruptcy court authorized the EFH Debtors’ entry into the Sempra Merger Agreement, approved the Sempra Disclosure Statement and authorized the EFH Debtors to solicit votes on the Sempra Plan.  By declaration submitted on November 1, 2017, the EFH Debtors certified that they had received sufficient votes to confirm the Sempra Plan.  The hearing on confirmation of the Sempra Plan is scheduled to begin on February 26, 2018 in the bankruptcy court.

Pursuant to the terms of the Sempra Merger Agreement, Oncor and Sempra filed a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Sempra Plan on October 5, 2017 in PUCT Docket No. 47675. On December 14, 2017, Oncor and Sempra entered into a stipulation with the Staff of the PUCT, the Office of Public Utility Counsel, the Steering Committee of Cities Served by Oncor and the Texas Industrial

Energy Consumers reflecting the parties’ settlement of all issues in the PUCT proceeding regarding the joint application. On January 5, 2018, Oncor, Sempra and the Staff of the PUCT made a joint filing with the PUCT requesting that the PUCT approve the acquisition, consistent with the governance, regulatory and operating commitments in a revised stipulation joined by two additional parties. On January 23, 2018, Oncor and Sempra filed an additional revision to the revised stipulation (Sempra Settlement Stipulation) and announced that two more parties had joined in the Sempra Settlement Stipulation. On February 2, 2018, Oncor and Sempra announced that all of the intervenors in PUCT Docket No. 47675 had signed on to the Sempra Settlement Stipulation.  At its February 15, 2018 open meeting, the PUCT directed PUCT Staff to prepare an order based on the Sempra Settlement Stipulation for consideration by the PUCT at its open meeting on March 8, 2018. We cannot predict what the form of any final order will be or the ultimate disposition in the PUCT docket.  For more information regarding the Sempra Settlement Stipulation and the proceedings in PUCT Docket No. 47675, see “PUCT Matters Relating to EFH Bankruptcy Proceedings – Sempra PUCT Proceedings” below.

We cannot predict the ultimate outcome of the EFH Bankruptcy Proceedings, including whether the Sempra Acquisition will (or when it will) close.    There remain conditions and uncertainties relating to the confirmation of the Sempra Plan and it becoming effective and the consummation of the transactions contemplated by the Sempra Merger Agreement, including, without limitation, the ability to obtain required bankruptcy court approvals as well as the required regulatory approvals from the PUCT, as described below under “PUCT Matters Related to EFH Bankruptcy Proceedings.” As a result, we remain unable to predict how any reorganization of the EFH Debtors and the related matters ultimately will impact Oncor or what form any change in indirect ownership of Oncor may take. Assuming that all approvals are received, we currently expect that the Sempra Acquisition will close in the first half of 2018, although there can be no assurance that the Sempra Acquisition will be completed on that timetable, or at all.

PUCT Matters Related to EFH Bankruptcy Proceedings

Hunt Investor Group PUCT Proceedings

In September 2015, Oncor and the Hunt Investor Group filed in PUCT Docket No. 45188 a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by a plan of reorganization in the EFH Bankruptcy Proceedings. In March 2016, the PUCT issued an order conditionally approving the joint application. In April 2016, the Hunt Investor Group and certain intervenors in PUCT Docket No. 45188 filed motions for rehearing and in May 2016, the PUCT denied such motions and the order became final. In May 2016, the plan of reorganization and the Hunt Merger Agreement that contemplated the transactions in PUCT Docket No. 45188 were terminated. The Hunt Investor Group filed a petition with the Travis County District Court in June 2016 seeking review of the order. We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 45188, particularly in light of the termination of the Hunt Merger Agreement.

In connection with PUCT Docket No. 45188, certain cities that have retained original jurisdiction over electric utility rates passed resolutions directing Oncor to file rate review proceedings.  Oncor made a rate filing with the PUCT and original jurisdiction cities to comply with their resolutions on March 17, 2017 in PUCT Docket No. 46957.  In July 2017, we and certain parties to our rate review agreed to a settlement of that rate review, and on August 2, 2017 a settlement agreement was filed that settled all issues in the docket.  On October 13, 2017, the PUCT issued an order approving the settlement agreement, and on November 26, 2017, the new rates took effect.  For more information, see Note 3 – “2017 Rate Review (PUCT Docket No. 46957).”

NEE PUCT Proceedings

The NEE Merger Agreement contemplated that Oncor and NEE file a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the NEE Merger Agreement. Oncor and NEE filed that joint application in PUCT Docket No. 46238 in October 2016. The PUCT denied the application on April 13, 2017.  The PUCT issued an order on rehearing on June 7, 2017 and denied NEE’s second motion for rehearing on June 29, 2017.  On July 13, 2017, NEE filed a petition with the Travis County District Court seeking review of the PUCT order.  We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 46238, particularly in light of the termination of the NEE Merger Agreement.

On July 28, 2017, TTHC and NEE filed in PUCT Docket No. 47453 a joint application with the PUCT seeking certain regulatory approvals with respect to NEE’s proposed acquisition of the 19.75% minority interest in Oncor that is indirectly held by TTHC.  The application requested that the PUCT issue an order disclaiming jurisdiction over the transaction or finding that the transaction is in the public interest and approved.  On September 14, 2017, Oncor filed a motion to intervene as a party, but not as an applicant, in PUCT Docket No. 47453.  On October 26, 2017, the PUCT voted to dismiss the application without prejudice on jurisdictional grounds and ordered that any future filing of the application must include the affected utility (in this case Oncor) as an applicant.  The PUCT further ordered that in any such filing Oncor is not required to seek approval of the application or any other specific relief.  On October 31, 2017, TTHC notified the PUCT that it had terminated the TTI Merger Agreement with NEE. NEE filed a motion for rehearing on November 20, 2017, which was not granted. On January 9, 2018, NEE filed a petition with the Travis County District Court seeking review of the PUCT order of dismissal. We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 47453, particularly in light of TTHC’s termination of the TTI Merger Agreement.

Sempra PUCT Proceedings

Oncor and Sempra filed a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Sempra Plan on October 5, 2017 in PUCT Docket No. 47675. On December 14, 2017, Oncor and Sempra entered into a stipulation with the Staff of the PUCT, the Office of Public Utility Counsel, the Steering Committee of Cities Served by Oncor and the Texas Industrial Energy Consumers reflecting the parties’ settlement of all issues in the PUCT proceeding regarding the joint application. On January 5, 2018, Oncor, Sempra and the Staff of the PUCT made a joint filing with the PUCT requesting that the PUCT approve the acquisition, consistent with the governance, regulatory and operating commitments in a revised stipulation joined by two additional parties. On January 23, 2018, Oncor and Sempra filed an additional revision to the revised stipulation (Sempra Settlement Stipulation) and announced that two more parties had joined in the Sempra Settlement Stipulation. On February 2, 2018, Oncor and Sempra announced that all of the intervenors in PUCT Docket No. 47675 had signed on to the Sempra Settlement Stipulation. At its February 15, 2018 open meeting, the PUCT directed PUCT Staff to prepare an order based on the Sempra Settlement Stipulation for consideration by the PUCT at its open meeting on March 8, 2018. We cannot predict what the form of any final order will be or the ultimate disposition in the PUCT docket.

The parties to the Sempra Settlement Stipulation have agreed that Sempra’s acquisition of EFH Corp. is in the public interest and will bring substantial benefits.  The Sempra Settlement Stipulation requests that the PUCT approve the Sempra Acquisition. Previously, EFH Corp. and Oncor implemented various ring-fencing measures to enhance Oncor’s separateness from its owners and to mitigate the risk that Oncor would be negatively impacted in the event of a bankruptcy or other adverse financial developments affecting EFH Corp. or EFH Corp.’s subsidiaries or owners.  The existing ring-fencing measures are designed to create both legal and financial separation between the Oncor Ring-Fenced Entities, on the one hand, and EFH Corp. and its other affiliates and subsidiaries, on the other hand.  The joint application filed with the PUCT and the Sempra Settlement Stipulation outline certain ring-fencing measures, governance mechanisms and restrictions that will apply after the Sempra Acquisition. As a result of these ring-fencing measures, Sempra will not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor, including the deployment or disposition of Oncor’s assets, declarations of dividends, strategic planning and other important corporate issues and actions. These limitations include limited representation on the board of directors of Oncor.

Pursuant to the Sempra Settlement Stipulation, if the Sempra Acquisition is consummated, the board of directors of Oncor is expected to consist of thirteen members and be constituted as follows:

•

seven members, which we refer to as disinterested directors, will be (i) independent directors in all material respects under the rules of the New York Stock Exchange in relation to Sempra and its subsidiaries and affiliated entities and any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, and (ii) will have no material relationship with Sempra or its affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings at the time of the Sempra Acquisition or within the previous ten years;

•	two members will be designated by Sempra;
•	two members will be appointed by Texas Transmission; and
•

two members will be current or former officers of Oncor (the Oncor Officer Directors), initially Robert S. Shapard and E. Allen Nye, Jr., who no later than the closing of the Sempra Acquisition will be the chair of the Oncor board and chief executive officer of Oncor, respectively.

In order for a current or former officer of Oncor to be eligible to serve as an Oncor Officer Director, such officer cannot have worked for Sempra or any of its affiliates (excluding Oncor Holdings and Oncor) or any other entity with a direct or indirect ownership interest in Oncor or Oncor Holdings in the ten year period prior to such officer being employed by Oncor. Oncor Holdings, at the direction of EFIH (a subsidiary of EFH, which will be a wholly owned indirect subsidiary of, and controlled by, Sempra following the Sempra Acquisition), will have the right to nominate and/or seek the removal of the Oncor Officer Directors, with such nomination or removal subject to approval by a majority of the Oncor board of directors.

In addition, the Sempra Settlement Stipulation provides that Oncor’s board cannot be overruled by the board of Sempra or any of its subsidiaries on dividend policy, the issuance of dividends or other distributions (except for contractual tax payments), debt issuance, capital expenditures, operation and maintenance expenditures, management and service fees, and appointment or removal of board members, provided that certain actions may also require the additional approval of the Oncor Holdings board of directors. The Sempra Settlement Stipulation also provides that any changes to the size, composition, structure or rights of the board must first be approved by the PUCT. In addition, if Sempra acquires Texas Transmission’s interest in Oncor, the Sempra Settlement Agreement provides that the two board positions on Oncor’s board of directors that Texas Transmission is entitled to appoint shall be eliminated and the size of Oncor’s board of directors will be reduced by two.

Additional regulatory commitments, governance mechanisms and restrictions provided in the Sempra Settlement Stipulation include, among others:

•

A majority of the disinterested directors of Oncor must approve any annual or multi-year budget if the aggregate amount of capital expenditures or operating and maintenance expenditures in such budget is more than a 10% increase or decrease from the corresponding amounts of such expenditures in the budget for the preceding fiscal year or multi-year period, as applicable;

•	Oncor will make minimum aggregate capital expenditures equal to at least $7.5 billion over the period from January 1, 2018 through December 31, 2022 (subject to certain possible adjustments);

•

Sempra has agreed to make, within 60 days after the Sempra Acquisition, its proportionate share of the aggregate equity investment in Oncor in an amount necessary for Oncor to achieve a capital structure consisting of 57.5% long-term debt to 42.5% equity, as calculated for regulatory purposes (until recently, Oncor’s regulatory capital structure required 40% equity, with the remaining 60% as debt);

•

Oncor may not pay any dividends or make any other distributions (except for contractual tax payments) if a majority of its disinterested directors determines that it is in the best interests of Oncor to retain such amounts to meet expected future requirements;

•

At all times, Oncor will remain in compliance with the debt-to-equity ratio established by the PUCT from time to time for ratemaking purposes, and Oncor will not pay dividends or other distributions (except for contractual tax payments), if that payment would cause its debt-to-equity ratio to exceed the debt-to-equity ratio approved by the PUCT;

•	Sempra will ensure that, as of the closing of the Sempra Acquisition, Oncor’s credit rating by all three major rating agencies will be at or above Oncor’s credit ratings as of June 30, 2017;

•

If the credit rating on Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT;

•

Without the prior approval of the PUCT, neither Sempra nor any of its affiliates (excluding Oncor) will incur, guaranty or pledge assets in respect of any indebtedness that is dependent on the revenues of Oncor in more than a proportionate degree than the other revenues of Sempra or on the stock of Oncor, and there will be no debt at EFH Corp. or EFIH at any time following the closing of the Sempra Acquisition;

•

Neither Oncor nor Oncor Holdings will lend money to or borrow money from Sempra or any of its affiliates (other than Oncor subsidiaries), or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, and neither Oncor nor Oncor Holdings will share credit facilities with Sempra or any of its affiliates (other than Oncor subsidiaries), or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings;

•

Oncor will not seek recovery in rates of any expenses or liabilities related to EFH Corp.’s bankruptcy, or (1) any tax liabilities resulting from the Vistra Spin-Off, (2) any asbestos claims relating to non-Oncor operations of EFH Corp. or (3) any make-whole claims by holders of debt securities issued by EFH Corp. or EFIH, and Sempra must file with the PUCT a plan providing for the extinguishment of the liabilities described in items (1) through (3) above, which protects Oncor from any harm;

•

There must be maintained certain “separateness measures” that reinforce the financial separation of Oncor from EFH Corp. and EFH Corp.’s owners, including a requirement that dealings between Oncor, Oncor Holdings and their subsidiaries with Sempra, any of Sempra’s other affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, must be on an arm’s-length basis, limitations on affiliate transactions, separate recordkeeping requirements and a prohibition on pledging Oncor assets or stock for any entity other than Oncor;

•	No transaction costs or transition costs related to the Sempra Acquisition (excluding Oncor employee time) will be borne by Oncor’s customers nor included in Oncor’s rates;

•

Sempra will continue to hold indirectly at least 51% of the ownership interests in Oncor and Oncor Holdings for at least five years following the closing of the Sempra Acquisition, unless otherwise specifically authorized by the PUCT; and

•

Oncor will provide bill credits to electric delivery rates for ultimate credits to customers in an amount equal to 90% of any interest rate savings achieved due to any improvement in its credit ratings or market spreads compared to those as of June 30, 2017 until final rates are set in the next Oncor base rate case filed after PUCT Docket No. 46957 (except that savings will not be included in credits if already realized in rates); and one year after the Sempra Acquisition, Oncor will provide bill credits to electric delivery rates for inclusion in customer bills equal to 90% of any synergy savings until final rates are set in the next Oncor base rate proceeding after PUCT Docket No. 46957, at which time any total synergy savings shall be reflected in Oncor’s rates.

If the PUCT does not accept the Sempra Settlement Stipulation as presented, or issues an order inconsistent with the terms of the stipulation, the parties have agreed that any party adversely affected by the alteration has the right to withdraw from the stipulation and to exercise all rights available to such party under the law.

We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 47675.

EFH Bankruptcy Proceedings Settlement Agreement

In connection with the EFH Bankruptcy Proceedings, the EFH Debtors and various creditor parties entered into a settlement agreement (the Settlement Agreement) in August 2015 (as amended in September 2015) to compromise and settle, among other things (a) intercompany claims among the EFH Debtors, (b) claims and causes of actions against holders of first lien claims against TCEH and the agents under TCEH’s senior secured facilities, (c) claims and causes of action against holders of interests in EFH Corp. and certain related entities and (d) claims and causes of action against each of the EFH Debtors’ current and former directors, the Sponsor Group, managers and officers and other related entities. The Settlement Agreement contemplates a release of such claims upon approval of the Settlement Agreement by the bankruptcy court, which approval was obtained in December 2015.  The Settlement Agreement settles substantially all inter-debtor claims through the effective date of the Settlement Agreement. These settled claims include potentially contentious inter-debtor claims, including various potential avoidance actions and claims arising under numerous debt agreements, tax sharing agreements, and contested property transfers. The release provisions of the Settlement Agreement took effect immediately upon the entry of the bankruptcy court order approving the Settlement Agreement. In this regard, substantially all of the potential affiliate claims, derivative claims and other types of disputes among affiliates (including claims against Oncor) have been resolved by bankruptcy court order. Accordingly, we believe the Settlement Agreement resolves all affiliate claims against Oncor and its assets existing as of the effective date of the Settlement Agreement.

3.    REGULATORY MATTERS

Change in Control Reviews

See “PUCT Matters Related to EFH Bankruptcy Proceedings” in Note 2.

2017 Rate Review (PUCT Docket No. 46957)

In July 2017, we and certain parties to our rate review agreed to a settlement of that rate review, and on August 2, 2017 a settlement agreement was filed with the PUCT that settled all issues in the docket.  On October 13, 2017, the PUCT issued an order approving the settlement of the rate review, subject to closing of the Sharyland Asset Exchange, which closed on November 9, 2017.  As a result of the Sharyland Asset Exchange closing on November 9, 2017, the contingency in the PUCT order in PUCT Docket No. 46957 was met and our new rates as set forth in that order took effect on November 27, 2017.  As a result of the PUCT order, our annual distribution and transmission base rate revenues, net of eliminations, are expected to increase approximately $65 million excluding the impacts of the Sharyland Asset Exchange and the TCJA.  The order also requires us to record as a regulatory liability, instead of revenue, the amount that we collect through our approved tariffs for federal income taxes that is above the new corporate federal income rate.  We estimate that incorporating the new corporate federal income tax rate in our approved rate settlement agreement would have reduced our annual revenues and our tax expense by approximately $125 million.  Other significant findings include a change in our authorized return on equity to 9.80% and a change in our authorized regulatory capital structure to 57.5% debt to 42.5% equity.  Our previous authorized return on equity was 10.25% and our previous authorized regulatory capital structure was 60% debt to 40% equity.  The PUCT order in PUCT Docket No. 46957 requires us to record a regulatory liability until the new authorized regulatory capital structure is met to reflect our actual capitalization prior to achieving the authorized capital structure. Once the authorized capital structure is attained, the regulatory liability will be returned to customers through the capital structure refund mechanism approved in the PUCT docket.  We implemented the regulatory liability as of November 27, 2017.

Sharyland Asset Exchange (PUCT Docket No. 47469)

On July 21, 2017, we entered into the Sharyland Agreement with the Sharyland Entities.  The Sharyland Agreement provided that  we would exchange certain of our transmission assets and cash certain of the Sharyland Entities’ distribution assets (constituting substantially all of their electricity distribution business) and certain of their transmission assets.   The transaction for assets between us and SDTS was structured to qualify, in part, as a simultaneous tax deferred like kind exchange of assets to the extent that the assets exchanged are of “like kind” (within the meaning of Section 1031 of the Internal Revenue Code of 1986 (as amended, the Code)).

On August 4, 2017, we, SDTS and SU filed a joint application for sale, transfer, or merger in PUCT Docket No. 47469 requesting PUCT approvals of the Sharyland Asset Exchange, and on October 13, 2017, the PUCT issued an order approving the transactions. On November 9, 2017, the parties consummated the transactions.  We exchanged approximately $383 million of our transmission assets, consisting of 517 circuit miles of 345 kV transmission lines, and approximately $25 million in cash for approximately $408 million of the Sharyland Entities’ distribution assets (constituting substantially all of their electricity distribution business) and certain of their transmission assets. We do not expect the Sharyland transaction will have a material effect on our results of operations, financial position or cash flows.  For more information on the Sharyland Agreement and the Sharyland Asset Exchange, see Note 14 to Financial Statements.

2008 Rate Review (PUCT Docket No. 35717)

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

•

Consolidated tax savings adjustment - The Supreme Court reversed the Court of Appeals and upheld the PUCT’s decision not to make a consolidated tax savings adjustment, concluding that the PUCT had properly applied PURA Section 36.060 and that we no longer met the statutory criteria for imposition of such an adjustment.

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

The Texas Supreme Court issued its mandate on February 16, 2017.  On February 17, 2017, we filed a tariff modification with the PUCT to immediately remove the state colleges and universities discount rider, and on February 23, 2017, the PUCT opened Docket No. 46884 to consider the remand from the Texas Supreme Court.  The Docket No. 46957 rate review order granted the recovery of the municipal franchise fees through a surcharge over approximately nine months beginning November 27, 2017.

We are involved in various other regulatory proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.

4.    PROVISION IN LIEU OF INCOME TAXES

Tax Cuts and Jobs Act (TCJA)

On December 22, 2017, President Trump signed the TCJA into law.  Substantially all of the provisions of the TCJA are effective for our taxable years beginning January 1, 2018.  The TCJA includes significant changes to the Code, including amendments which significantly change the taxation of business entities and includes specific provisions related to regulated public utilities such as Oncor.  The most significant TCJA change that impacts us is the reduction in the corporate federal income tax rate from 35% to 21%.  The specific provisions related to regulated public utilities in the TCJA applicable to us include the continued deductibility of interest expense, the elimination of bonus depreciation on certain property acquired after September 27, 2017 and certain rate normalization requirements for accelerated depreciation benefits.

Changes in the Code from the TCJA had a material impact on our financial statements in 2017.  Under GAAP, specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized when the law is enacted, or December 22, 2017 for the TCJA.  ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled.  Based on this, our liability in lieu of deferred income taxes was re-measured at the date of enactment using the new tax rate.

We have completed the measurement and accounting for the effects of the TCJA which have been reflected in our December 31, 2017 financial statements.  The re-measurement of our liability in lieu of deferred income taxes related to our non-regulated operations resulted in a $21 million charge to the nonoperating provision in lieu of tax expense for the year ending December 31, 2017.  The re-measurement of our liability in lieu of deferred income taxes related to our regulated operations resulted in a $1.6 billion decrease in our liability in lieu of deferred income taxes at December 22, 2017 and a corresponding increase in our regulatory liabilities.

The increase in regulatory liabilities reflects our obligation, as required by PUCT order in Docket No. 46957, to refund to utility customers any excess deferred tax related balances created by the reduction in the corporate federal income tax rate.  The TCJA includes provisions that stipulate how quickly certain of these excess deferred tax related balances may be refunded to our customers through reductions in our future rates. These adjustments had no impact on our 2017 cash flows.

Also, beginning January 1, 2018, Oncor will record as a regulatory liability the amount that Oncor collects through its approved tariffs for federal income taxes that is above the new corporate federal income tax rate in compliance with PUCT Docket No. 46957. We estimate that incorporating the new corporate federal income tax rate in our approved rate settlement agreement would have reduced our annual revenues and our tax expense by approximately $125 million.

Components of Liability in Lieu of Deferred Income Taxes

The components of our liability in lieu of deferred income taxes are provided in the table below.

	At Ended December 31,
	2017	2016

Deferred Tax Related Assets:
Employee benefit liabilities	$253	$413
Regulatory liabilities	15	26
Other	7	79
Total	275	518
Deferred Tax Related Liabilities:
Property, plant and equipment	1,551	2,892
Regulatory assets	240	412
Other	1	2
Total	1,792	3,306
Liability in lieu of deferred income taxes - net	$1,517	$2,788

Provision (Benefit) in Lieu of Income Taxes

The components of our reported provision (benefit) in lieu of income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015

Reported in operating expenses:
Current:
U.S. federal	$(55)	$60	$189
State	20	20	32
Deferred:
U.S. federal	292	181	55
State	-	-	(13)
Amortization of investment tax credits	(2)	(2)	(3)
Total reported in operating expenses	255	259	260
Reported in other income and deductions:
Current:
U.S. federal	(5)	(5)	(7)
State	-	-	-
Deferred federal	17	-	(1)
Total reported in other income and deductions	12	(5)	(8)
Total provision in lieu of income taxes	$267	$254	$252

Reconciliation of provision in lieu of income taxes computed at the U.S. federal statutory rate to provision in lieu of income taxes:

	Year Ended December 31,
	2017	2016	2015

Income before provision in lieu of income taxes	$686	$685	$684
Provision in lieu of income taxes at the U.S. federal statutory rate of 35%	$240	$240	$239
Amortization of investment tax credits – net of deferred tax effect	(2)	(2)	(3)
Amortization (under regulatory accounting) of statutory tax rate changes	(1)	(1)	(1)
Impact of federal statutory rate change from 35% to 21%	21	-	-
Texas margin tax, net of federal tax benefit	13	13	13
Nontaxable gains on benefit plan investments	(4)	-	-
Other, including audit settlements	-	4	4
Reported provision in lieu of income taxes	$267	$254	$252
Effective rate	38.9%	37.1%	36.8%

The net amounts of $1.517 billion and $2.788 billion reported in the balance sheets at December 31, 2017 and 2016, respectively, as liability in lieu of deferred income taxes include amounts previously recorded as net deferred tax liabilities.  Upon the sale of equity interests to Texas Transmission and Investment LLC in 2008, we became a partnership for U.S. federal income tax purposes, and the temporary differences that gave rise to the deferred taxes will, over time, become taxable to the equity holders.  Under a tax sharing agreement among us and our equity holders (see Note 1), we make payments to the equity holders related to income taxes when amounts would have become due to the IRS if Oncor was taxed as a corporation.  Accordingly, as the temporary differences become taxable, we will pay the equity holders.  In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Accounting For Uncertainty in Provision in Lieu of Income Taxes

Prior to November 2008, we were a member of the EFH Corp. consolidated tax group.  The examination and applicable appeals process of EFH Corp. and its subsidiaries’ federal income tax returns for the years ending prior to January 1, 2016 are complete.  The statute of limitations is open for our partnership tax returns for the years beginning after December 31, 2009, however, the IRS has declined to review the tax returns for the years ending prior to January 1, 2016.  Texas margin tax returns are under examination or still open for examination for tax years beginning after 2014.  Subsequent to November 2008, we are not a member of the EFH Corp. consolidated federal tax group and assess our liability for uncertain tax positions in our partnership returns.

The following table summarizes the changes to the uncertain tax positions reported in other noncurrent liabilities in our consolidated balance sheet during the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015

Balance at January 1, excluding interest and penalties	$3	$3	$2
Additions based on tax positions related to prior years	-	-	-
Reductions based on tax positions related to prior years	(3)	-	-
Settlements with taxing authorities	-	-	1
Balance at December 31, excluding interest and penalties	$-	$3	$3

Of the balances at both December 31, 2016 and 2015,  $3 million represents tax positions for which the uncertainty relates to the timing of recognition for tax purposes.  The disallowance of such positions would not affect the effective tax rate, but would accelerate the payment of cash under the tax sharing agreement to an earlier period. In the first quarter 2017, EFH Corp. settled all open tax claims with the IRS.  As a result, we reduced the liability for uncertain tax positions by $3 million.  This reduction is reported as a decrease in income taxes in 2017.

Noncurrent liabilities included no accrued interest related to uncertain tax positions at December 31, 2017 and 2016.  There were no amounts recorded related to interest and penalties in the years ended December 31, 2017, 2016 and 2015.    The federal income tax benefit on the interest accrued on uncertain tax positions is recorded as liability in lieu of deferred income taxes.

5.    REGULATORY ASSETS AND LIABILITIES

Recognition of regulatory assets and liabilities and the periods which they are to be recovered or refunded through rate regulation are determined by the PUCT.  Components of our regulatory assets and liabilities and their remaining periods as of December 31, 2017 are provided in the table below.  Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period at	Carrying Amount At
	December 31, 2017	December 31, 2017	December 31, 2016

Regulatory assets:
Employee retirement costs being amortized	10 years	$331	$23
Unrecovered employee retirement costs incurred since the last rate review period (b)	To be determined	30	327
Employee retirement liability (a)(b)(c)	To be determined	854	849
Self-insurance reserve (primarily storm recovery costs) being amortized	10 years	394	64
Unrecovered self-insurance reserve incurred since the last rate review period (b)	To be determined	49	367
Securities reacquisition costs (post-industry restructure)	Lives of related debt	12	13
Deferred conventional meter and metering facilities depreciation	3 years	57	78
Under-recovered AMS costs	10 years	206	209
Unprotected excess deferred taxes	Various	197	-
Energy efficiency performance bonus (a)	1 year or less	12	10
Other regulatory assets	Various	38	34
Total regulatory assets		2,180	1,974

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	954	819
Protected excess deferred taxes	Various	1,595	3
Unprotected excess deferred taxes	Various	194	-
Over-recovered wholesale transmission service expense (a)	1 year or less	47	10
Other regulatory liabilities	Various	17	24
Total regulatory liabilities		2,807	856
Net regulatory assets (liabilities)		$(627)	$1,118

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(c)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

The excess deferred tax related balances at December 31, 2017 are primarily the result of the TCJA corporate federal income tax rate reduction from 35% to 21%.  These regulatory assets and liabilities reflect our obligation, as required by PUCT order in Docket No. 46957, to refund to utility customers any excess deferred tax related balances created by the reduction in the corporate federal income tax rate.  The TCJA includes provisions that stipulate how quickly certain of these excess deferred tax related balances, labeled “Protected excess deferred taxes”, may be refunded to our customers through reductions in our future rates. These adjustments had no impact on our 2017 cash flows.

In October 2017, the PUCT issued a final order in our rate review filed in March 2017.  The rate review included a determination of the recoverability of regulatory assets at December 31, 2016, including the recoverability period of those assets deemed allowable by the PUCT.  The rate review resulted in significant amounts being reclassified to “Employee retirement costs being amortized” and “Self-insurance reserve being amortized” as reflected in the table above.

In September 2008, the PUCT approved a settlement for us to recover our estimated future investment for advanced metering deployment.  We began billing the AMS surcharge in the January 2009 billing month cycle.  The surcharge was expected to total $1.023 billion over the 11-year recovery period and includes a cost recovery factor of $2.19 per month per residential retail customer and $2.39 to $5.15 per month for non-residential retail customers.  We accounted for the difference between the surcharge billings for advanced metering facilities and the allowable revenues under the surcharge provisions, which were based on expenditures and an allowed return, as a regulatory asset or liability.  Such differences arose principally as a result of timing of expenditures or cost increases.   In accordance with the PUCT Docket No 46957 rate review final order, effective November 27, 2017, the AMS surcharge ceased and ongoing AMS costs are being recovered through base rates which include the recovery of the AMS regulatory asset over a 10-year period.

6.    SHORT-TERM BORROWINGS

On November 17, 2017, we entered into a new $2.0 billion unsecured revolving credit facility (2017 Credit Facility)  to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances.  We may request increases in our borrowing capacity in increments of not less than $100 million, not to exceed $400 million in the aggregate, provided certain conditions are met, including lender approvals.  The 2017 Credit Facility has a five-year term expiring in November 2022 and gives us the option of requesting up to two one-year extensions, with such extensions subject to certain conditions and lender approvals.  The 2017 Credit Facility replaced our previous $2.0 billion secured revolving credit facility (previous credit facility), which was terminated in connection with our entrance into the 2017 Credit Facility.   Borrowings under our previous credit facility were secured with the lien of the Deed of Trust discussed in Note 7 below.  Borrowings are classified as short-term on the balance sheet.

At December 31, 2017, we had outstanding borrowings under the 2017 Credit Facility totaling $950 million with an interest rate of 2.62% per annum and outstanding letters of credit totaling $9 million.  At December 31, 2016, we had outstanding borrowings under our previous credit facility totaling $789 million with an interest rate of 1.72% and outstanding letters of credit totaling $7 million.

Borrowings under the 2017 Credit Facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus a spread ranging from 0.875% to 1.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  At December 31, 2017, all outstanding borrowings bore interest at LIBOR plus 1.125%.  Amounts borrowed under the 2017 Credit Facility, once repaid, can be borrowed again from time to time.

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.075% to 0.225% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the 2017 Credit Facility.  Letter of credit fees on the stated amount of letters of credit issued under the 2017 Credit Facility are payable to the lenders quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR.  Customary fronting and administrative fees are also payable to letter of credit fronting banks.  At December 31, 2017, letters of credit bore interest at 1.325%, and a commitment fee (at a rate of 0.125% per annum) was payable on the unfunded commitments under the 2017 Credit Facility, each based on our current credit ratings.

Under the terms of the 2017 Credit Facility, the commitments of the lenders to make loans to us are several and not joint.  Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

Subject to the limitations described below, borrowing capacity available under the 2017 Credit Facility at December 31, 2017 was $1.041 billion, and borrowing capacity under our previous credit facility at December 31, 2016 was $1.204 billion and could be fully drawn.

The 2017 Credit Facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things:  incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries.  In addition, the 2017 Credit Facility requires that we maintain a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.  For purposes of the ratio, debt is calculated as indebtedness defined in the 2017 Credit Facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with GAAP).  Capitalization is calculated as membership interests determined in accordance with GAAP plus indebtedness described above.  At December 31, 2017, we were in compliance with this and all other covenants.

7.    LONG-TERM DEBT

Our senior notes are secured by a first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.  At December 31, 2017 and 2016, our long-term debt consisted of the following:

	December 31,
	2017	2016

Secured:
5.000% Fixed Senior Notes due September 30, 2017	$-	$324
6.800% Fixed Senior Notes due September 1, 2018	550	550
2.150% Fixed Senior Notes due June 1, 2019	250	250
5.750% Fixed Senior Notes due September 30, 2020	126	126
4.100% Fixed Senior Notes due June 1, 2022	400	400
7.000% Fixed Debentures due September 1, 2022	800	800
2.950% Fixed Senior Notes due April 1, 2025	350	350
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
4.550% Fixed Senior Notes due December 1, 2041	400	400
5.300% Fixed Senior Notes due June 1, 2042	500	500
3.750% Fixed Senior Notes due April 1, 2045	550	550
3.800% Fixed Senior Notes due September 30, 2047	325	-
Secured long-term debt	5,876	5,875
Unsecured:
Term loan credit agreement due no later than March 26, 2019	275	-
Total long-term debt	6,151	5,875
Unamortized discount and debt issuance costs	(34)	(36)
Less amount due currently	(550)	(324)
Long-term debt, less amounts due currently	$5,567	$5,515

Debt-Related Activity in 2017

Debt Repayments

Repayments of long-term debt in 2017 consisted of $324 million aggregate principal amount of 5.00% senior secured notes due September 30, 2017 (2017 Notes) that we redeemed on September 29, 2017.

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

Interest on the 2047 Notes is payable in cash semiannually on March 30 and September 30 of each year, beginning on March 30, 2018.  Prior to March 30, 2047, we may at our option at any time redeem all or part of the 2047 Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a make-whole premium.  On and after March 30, 2047, Oncor may redeem the 2047 Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of such 2047 Notes, plus accrued and unpaid interest. The 2047 Notes also contain customary events of default, including failure to pay principal or interest on the 2047 Notes when due.

The 2047 Notes were issued in a private placement and were not registered under the Securities Act.  We have agreed, subject to certain exceptions, to register with the SEC notes having substantially identical terms as the 2047 Notes (except for provisions relating to the transfer restriction and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the 2047 Notes.  We have agreed to use commercially reasonable efforts to cause the exchange offer to be completed within 315 days after the issue date of the 2047 Notes.  If a registration statement for the exchange offer is not declared effective by the SEC within 270 days after the issue date of the 2047 Notes or the exchange offer is not completed within 315 days after the issue date of the 2047 Notes (an exchange default), then the annual interest rate on the 2047 Notes will increase 50 basis points per annum until the earlier of the expiration of the exchange default or the second anniversary of the issue date of the 2047 Notes.

Term Loan Credit Agreement

On September 26, 2017, we entered into an unsecured term loan credit agreement in an aggregate principal amount of $275 million.  We used the proceeds (net of the fees and expenses) for general corporate purposes, including repayment of borrowings under the revolving credit facility and to pay a portion of the redemption price for the 2017 Notes.  The term loan credit agreement has an 18-month term maturing on March 26, 2019, and contains optional prepayment provisions as well as mandatory prepayment provisions that require prepayment in the event of certain specified debt issuances or certain specified asset dispositions.

At December 31, 2017, we had outstanding borrowings of $275 million under the term loan credit agreement bearing interest at a rate per annum of 2.452%.

Loans under the term loan credit agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.90%, or (ii) an alternate base rate (the highest of (1) the prime rate of Wells Fargo Bank, National Association, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%).

The term loan credit agreement contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things, incurring additional liens, entering into mergers and consolidations, and sales of substantial assets.    In addition, the term loan credit agreement requires that we maintain a consolidated senior debt to capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.    At December 31, 2017, we were in compliance with the covenants under our term loan credit agreement.

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

Interest on the Additional 2045 Notes is payable in cash semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2016.  We may at our option redeem the Additional 2045 Notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and, until October 1, 2044, a make-whole premium.  The Additional 2045 Notes also contain customary events of default, including failure to pay principal or interest on the Additional 2045 Notes when due.

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

Deed of Trust

Our secured indebtedness is secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness (excluding borrowings under the 2017 Credit Facility and the term loan credit agreement) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At December 31, 2017, the amount of available bond credits was approximately $3.038 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $2.458 billion.

Maturities

Long-term debt maturities at December 31, 2017, are as follows:

Year	Amount
2018	$550
2019	525
2020	126
2021	-
2022	1,200
Thereafter	3,750
Unamortized discount and debt issuance costs	(34)
Total	$6,117

Fair Value of Long-Term Debt

At December 31, 2017 and 2016, the estimated fair value of our long-term debt (including current maturities) totaled $7.153 billion and $6.751 billion, respectively, and the carrying amount totaled $6.117 billion and $5.839 billion,  respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

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

Leases

At December 31, 2017, our future minimum lease payments under our operating leases (with initial or remaining noncancelable lease terms in excess of one year) were as follows:

Year	Amount
2018	$32
2019	21
2020	14
2021	11
2022	10
Thereafter	1
Total future minimum lease payments	$89

Rent charged to operation and maintenance expense totaled $27 million, $9 million and $8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Efficiency Spending

We are required to annually invest in programs designed to improve customer electricity demand efficiencies to satisfy ongoing regulatory requirements.  The 2018 requirement is $50 million which is recoverable in rates.

Legal/Regulatory Proceedings

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.  See Note 3 for additional information regarding contingencies.

Labor Contracts

At December 31, 2017, approximately 19% of our full time employees were represented by a labor union and covered by a collective bargaining agreement with an expiration date of October 25, 2018.

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

9.    MEMBERSHIP INTERESTS

Cash Distributions

Distributions are limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes.  The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt including capital leases plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.    Equity is calculated as membership interests determined in accordance with GAAP, excluding the effects of acquisition accounting (which included recording the initial goodwill and fair value adjustments and subsequent related impairments and amortization).

Our PUCT authorized capital structure is 57.5% debt to 42.5% equity effective November 27, 2017 based on the PUCT order issued in PUCT Docket No. 46957 (see Note 3 for additional information).  Our previous PUCT authorized capital structure was 60% debt to 40% equity. At December 31, 2017, our regulatory capitalization ratio was 59.4% debt to 40.6% equity effectively restricting our ability to make cash distributions to our members.  The PUCT order requires Oncor to record a regulatory liability until the new authorized regulatory capital structure is met to reflect our actual capitalization prior to achieving the authorized capital structure. Once the authorized capital structure is attained, the regulatory liability will be returned to customers through the capital structure refund mechanism approved in the PUCT docket. Oncor implemented the regulatory liability as of November 27, 2017.

On October 25, 2017, our board of directors declared a contingent cash distribution of $32 million to be paid to our members as of October 25, 2017 within one business day after an additional equity contribution is made to Oncor from members totaling approximately $250 million.  In the event the additional equity contribution is not made on or before the date of the closing of the Sempra Merger Agreement, no distribution shall be payable.  As of February 22, 2018 the distribution had not been made.  For more information on the Sempra Merger Agreement, see Note 2.

During 2017,  our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
July 26, 2017	August 1, 2017	$65
April 26, 2017	April 27, 2017	$86
March 22, 2017	March 24, 2017	$86

During 2016, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
October 26, 2016	October 27, 2016	$41
July 27, 2016	August 11, 2016	$68
April 27, 2016	May 11, 2016	$65
February 24, 2016	February 25, 2016	$56

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015.

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2014	$(24)	$(83)	$(107)
Defined benefit pension plans (net of tax)	-	(8)	(8)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	2	-	2
Balance at December 31, 2015	$(22)	$(91)	$(113)
Defined benefit pension plans (net of tax)	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	2	-	2
Balance at December 31, 2016	$(20)	$(91)	$(111)
Defined benefit pension plans (net of tax)	-	8	8
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	2	-	2
Balance at December 31, 2017	$(18)	$(83)	$(101)

10.    PENSION AND OPEB PLANS

Regulatory Recovery of Pension and OPEB Costs

PURA provides for our recovery of pension and OPEB costs applicable to services of our active and retired employees, as well as services of other EFH Corp./Vistra active and retired employees prior to the deregulation and disaggregation of EFH Corp.’s electric utility businesses effective January 1, 2002 (recoverable service).  Accordingly, in 2005, we entered into an agreement with a predecessor of EFH Corp. whereby we assumed responsibility for applicable pension and OPEB costs related to those personnel’s recoverable service.  We subsequently entered into agreements with EFH Corp. and a Vistra affiliate regarding provision of these benefits.  Pursuant to our agreement with the Vistra affiliate, we now sponsor an OPEB plan that provides certain retirement healthcare and life insurance benefits to eligible former Oncor, EFH Corp. and Vistra employees for whom both Oncor and Vistra bear a portion of the benefit responsibility.  See “Oncor OPEB Plan” below for more information.

We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service.  Amounts deferred are ultimately subject to regulatory approval.  At December 31, 2017 and 2016, we had recorded regulatory assets totaling $1.215 billion and $1.199 billion, respectively, related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income.

We have also assumed primary responsibility for pension benefits of a closed group of retired and terminated vested plan participants not related to our regulated utility business (non-recoverable service) in a 2012 transaction. Any retirement costs associated with non-recoverable service is not recoverable through rates.

Pension Plans

We sponsor the Oncor Retirement Plan and also have liabilities under the Vistra Retirement Plan (formerly EFH Retirement Plan), both of which are qualified pension plans under Section 401(a) of the Code, and are subject to the provisions of ERISA.  Employees do not contribute to either plan.  These pension plans provide benefits to participants under one of two formulas: (i) a Cash Balance Formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits or (ii) a Traditional Retirement Plan Formula based on years of service and the average earnings of the three years of highest earnings.  The interest component of the Cash Balance Formula is variable and is determined using the yield on 30-year Treasury bonds.  Under the Cash Balance Formula, future increases in earnings will not apply to prior service costs.

All eligible employees hired after January 1, 2001 participate under the Cash Balance Formula.  Certain employees, who, prior to January 1, 2002, participated under the Traditional Retirement Plan Formula, continue their participation under that formula.  It is the sponsors’ policy to fund the plans on a current basis to the extent required under existing federal tax and ERISA regulations.

We also have the Supplemental Retirement Plan for certain employees whose retirement benefits cannot be fully earned under the qualified retirement plan. Supplemental Retirement Plan amounts are included in the reported pension amounts below.

Oncor OPEB Plan

Oncor’s OPEB Plan covers our eligible current and future retirees.   Pursuant to our agreement with a Vistra affiliate, we sponsor an OPEB plan that covers certain eligible retirees of Oncor, EFH Corp./Vistra and their affiliates whose employment service was assigned to both Oncor (or a predecessor regulated electric business) and a non-regulated business of EFH Corp.  Vistra is solely responsible for its portion of the liability for retiree benefits related to those retirees.  As we are not responsible for Vistra’s portion of the Oncor OPEB Plan’s unfunded liability totaling $111 million as of December 31, 2017, that amount is not reported on our balance sheet.

OPEB plan contributions are generally required to be made at least annually based on OPEB expense included in rates.  Contributions are placed in an irrevocable external trust fund dedicated to the payment of OPEB expenses.

For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree’s age and years of service.

Pension and OPEB Costs Recognized as Expense

Pension and OPEB amounts provided herein include amounts related only to our portion of the various plans based on actuarial computations and reflect our employee and retiree demographics as described above.  Our net costs related to pension and OPEB plans for the years ended December 31, 2017, 2016 and 2015 were comprised of the following:

	Year Ended December 31,
	2017	2016	2015

Pension costs	$85	$76	$104
OPEB costs	58	62	53
Total benefit costs	143	138	157
Less amounts recognized principally as property or a regulatory asset	(98)	(100)	(113)
Net amounts recognized as expense	$45	$38	$44

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

The fair value method is used to determine the market-related value of the assets held in the trust for purposes of calculating OPEB cost.

Detailed Information Regarding Pension and OPEB Benefits

The following pension and OPEB information is based on December 31, 2017, 2016 and 2015 measurement dates:

	Pension Plans			OPEB Plan
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015

Assumptions Used to Determine Net Periodic Pension and OPEB Costs:
Discount rate	4.05%	4.30%	3.96%	4.35%	4.60%	4.23%
Expected return on plan assets	5.17%	5.54%	5.26%	6.10%	6.30%	6.65%
Rate of compensation increase	3.33%	3.29%	3.29%	-	-	-

Components of Net Pension and OPEB Costs:
Service cost	$24	$23	$25	$7	$7	$7
Interest cost	131	134	131	47	49	43
Expected return on assets	(115)	(122)	(115)	(8)	(9)	(10)
Amortization of prior service cost (credit)	-	-	-	(20)	(20)	(20)
Amortization of net loss	45	41	63	32	35	33
Net periodic pension and OPEB costs	$85	$76	$104	$58	$62	$53

Other Changes in Plan Assets and Benefit Obligations Recognized as Regulatory Assets or in Other Comprehensive Income:
Net loss (gain)	$(11)	$41	$37	$139	$10	$39
Amortization of net loss	(45)	(41)	(63)	(32)	(35)	(33)
Plan amendments	-	-	-	(78)	-	-
Amortization of prior service (cost) credit	-	-	-	20	20	20
Total recognized as regulatory assets or other comprehensive income	(56)	-	(26)	49	(5)	26
Total recognized in net periodic pension and OPEB costs and as regulatory assets or other comprehensive income	$29	$76	$78	$107	$57	$79

	Pension Plans			OPEB Plan
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015

Assumptions Used to Determine Benefit Obligations at Period End:
Discount rate	3.54%	4.05%	4.30%	3.73%	4.35%	4.60%
Rate of compensation increase	4.46%	3.33%	3.29%	-	-	-

	Pension Plans		OPEB Plan
	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$3,307	$3,201	$1,116	$1,088
Service cost	24	23	7	7
Interest cost	131	134	47	49
Participant contributions	-	-	19	17
Assumption of liabilities	-	-	-	7
Plan amendments	-	-	(78)	-
Actuarial (gain) loss	201	106	154	10
Benefits paid	(163)	(157)	(67)	(62)
Projected benefit obligation at end of year	$3,500	$3,307	$1,198	$1,116
Accumulated benefit obligation at end of year	$3,387	$3,213	$-	$-

Change in Plan Assets:
Fair value of assets at beginning of year	$2,287	$2,252	$143	$141
Actual return (loss) on assets	327	188	23	9
Employer contributions	149	4	31	31
Assets related to assumed liabilities	-	-	-	7
Participant contributions	-	-	19	17
Benefits paid	(163)	(157)	(67)	(62)
Fair value of assets at end of year	$2,600	$2,287	$149	$143

Funded Status:
Projected benefit obligation at end of year	$(3,500)	$(3,307)	$(1,198)	$(1,116)
Fair value of assets at end of year	2,600	2,287	149	143
Funded status at end of year	$(900)	$(1,020)	$(1,049)	$(973)

	Pension Plans		OPEB Plan
	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016

Amounts Recognized in the Balance Sheet Consist of:
Liabilities:
Other current liabilities	$(4)	$(4)	$(12)	$-
Other noncurrent liabilities	(896)	(1,016)	(1,037)	(973)
Net liability recognized	$(900)	$(1,020)	$(1,049)	$(973)
Regulatory assets:
Net loss	$538	$583	$402	$296
Prior service cost (credit)	-	-	(86)	(30)
Net regulatory asset recognized	$538	$583	$316	$266
Accumulated other comprehensive net loss	$124	$136	$3	$4

The following tables provide information regarding the assumed health care cost trend rates.

	Year Ended December 31,
	2017	2016

Assumed Health Care Cost Trend Rates – Not Medicare Eligible:
Health care cost trend rate assumed for next year (a)	8.00%	5.80%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2024

Assumed Health Care Cost Trend Rates – Medicare Eligible:
Health care cost trend rate assumed for next year (b)	9.40%	5.70%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2024

(a) 2017 trend rates include weighting for prescription drugs. Comparable rate for 2016 is 6.80%.
(b) 2017 trend rates include weighting for prescription drugs. Comparable rate for 2016 is 8.40%.
	1-Percentage Point Increase	1-Percentage Point Decrease

Sensitivity Analysis of Assumed Health Care Cost Trend Rates:
Effect on accumulated postretirement obligation	$158	$(131)
Effect on postretirement benefits cost	8	(6)

The following table provides information regarding pension plans with projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of the fair value of plan assets.

	At December 31,
	2017	2016

Pension Plan with PBO and ABO in Excess of Plan Assets:
Projected benefit obligations	$3,316	$3,137
Accumulated benefit obligations	3,207	3,051
Plan assets	2,409	2,112

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

The Oncor Retirement Plan’s investments are managed in two pools: one pool associated with the recoverable service portion of plan obligations related to Oncor’s regulated utility business, and a second pool associated with the non-recoverable service portion of plan obligations not related to Oncor’s regulated utility business.  Each pool is invested in a broadly diversified portfolio as shown below.  The second pool represents about 31% of total investments at December 31, 2017.

The target asset allocation ranges of the pension plans investments by asset category are as follows:

Target Allocation Ranges
Asset Category	Recoverable	Non-recoverable

International equities	13% - 21%	5% - 9%
U.S. equities	16% - 24%	6% - 10%
Real estate	3% - 6%	-
Credit strategies	5% - 9%	4% - 6%
Fixed income	45% - 57%	76% - 84%

Our investment objective for the OPEB plan primarily follows the objectives of the pension plans discussed above, while maintaining sufficient cash and short-term investments to pay near-term benefits and expenses.  The actual amounts at December 31, 2017 provided below are consistent with the asset allocation targets.

Fair Value Measurement of Pension Plans Assets

At December 31, 2017 and 2016, pension plans assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2017
	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$-	$11	$-	$11
Equity securities:
U.S.	235	2	-	237
International	271	-	-	271
Fixed income securities:
Corporate bonds (a)	-	1,081	-	1,081
U.S. Treasuries	-	251	-	251
Other (b)	-	44	-	44
Real estate	-	-	3	3
Total assets in the fair value hierarchy	$506	$1,389	$3	1,898
Total assets measured at net asset value (c)				702
Total fair value of plan assets				$2,600

	At December 31, 2016
	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$-	$14	$-	$14
Equity securities:
U.S.	193	3	-	196
International	225	-	-	225
Fixed income securities:
Corporate bonds (a)	-	1,089	-	1,089
U.S. Treasuries	-	223	-	223
Other (b)	-	40	-	40
Real estate	-	-	5	5
Total assets in the fair value hierarchy	$418	$1,369	$5	$1,792
Total assets measured at net asset value (c)				495
Total fair value of plan assets				$2,287

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

The decrease in the fair value of the Level 3 assets was due to the sale of a portion of the investments.

Fair Value Measurement of OPEB Plan Assets

At December 31, 2017 and 2016, OPEB plan assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2017
	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$1	$1	$-	$2
Equity securities:
U.S.	35	-	-	35
International	33	-	-	33
Fixed income securities:
Corporate bonds (a)	-	30	-	30
U.S. Treasuries	-	3	-	3
Other (b)	28	1	-	29
Total assets in the fair value hierarchy	$97	$35	$-	132
Total assets measured at net asset value (c)				17
Total fair value of plan assets				$149

	At December 31, 2016
	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$2	$-	$-	$2
Equity securities:
U.S.	41	-	-	41
International	28	-	-	28
Fixed income securities:
Corporate bonds (a)	-	28	-	28
U.S. Treasuries	-	2	-	2
Other (b)	28	-	-	28
Total assets in the fair value hierarchy	$99	$30	$-	129
Total assets measured at net asset value (c)				14
Total fair value of plan assets				$143

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

Pension Plans		OPEB Plan
Asset Class	Expected Long-Term Rate of Return	Asset Class	Expected Long-Term Rate of Return

International equity securities	7.33%	401(h) accounts	6.51%
U.S. equity securities	6.40%	Life insurance VEBA	6.13%
Real estate	5.60%	Union VEBA	6.13%
Credit strategies	5.03%	Non-union VEBA	2.60%
Fixed income securities	4.20%	Weighted average	6.20%
Weighted average (a)	5.48%

_____________

(a)The 2018 expected long-term rate of return for the nonregulated portion of the Oncor Retirement Plan is 4.36% and 4.78% for Oncor's portion of the Vistra Retirement Plan.

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

Assumed Discount Rate

For the Oncor retirement plans at December 31, 2017, we selected the assumed discount rate using the Aon Hewitt AA-AAA Bond Universe yield curve, which is based on corporate bond yields and at December 31, 2017 consisted of  1,029 corporate bonds with an average rating of AA and AAA using Moody’s, S&P and Fitch ratings.  For the Oncor OPEB Plan at December 31, 2017, we selected the assumed discount rate using the Aon Hewitt AA Above Median yield curve, which is based on corporate bond yields and at December 31, 2017 consisted of 391 corporate bonds with an average rating of AA using Moody’s, S&P and Fitch ratings.

Amortization in 2018

In 2018, amortization of the net actuarial loss for the defined benefit pension plans from regulatory assets and other comprehensive income into net periodic benefit cost is expected to be $45 million and $4 million, respectively.  No amortization of prior service credit is expected in 2018 for the defined benefit pension plans.  Amortization of the net actuarial loss for the OPEB plan from regulatory assets and other comprehensive income into net periodic benefit cost is expected to be $56 million and $1 million, respectively.  Amortization of prior service credit for the OPEB plan from regulatory assets and other comprehensive income into net periodic benefit cost is expected to be $30 million and zero, respectively.

Pension and OPEB Plans Cash Contributions

Our contributions to the benefit plans were as follows:

	Year Ended December 31,
	2017	2016	2015

Pension plans contributions	$149	$4	$54
OPEB plan contributions	31	31	25
Total contributions	$180	$35	$79

Our funding for the pension plans and the Oncor OPEB Plan is expected to total $82 million and $35 million, respectively in 2018 and approximately $556 million and $178 million, respectively, in the 2018 to 2022 period.

Future Benefit Payments

Estimated future benefit payments to participants are as follows:

	2018	2019	2020	2021	2022	2023-27

Pension plans	$186	$187	$192	$197	$200	$1,050
OPEB plan	$56	$59	$62	$65	$68	$351

Thrift Plan

Our employees are eligible to participate in a qualified savings plan, a participant-directed defined contribution plan intended to qualify under Section 401(a) of the Code, and is subject to the provisions of ERISA.  Under the plan, employees may contribute, through pre-tax salary deferrals and/or after-tax applicable payroll deductions, a portion of their regular salary or wages as permitted under law.  Employer matching contributions are made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the Cash Balance Formula of the Oncor Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the Traditional Retirement Plan Formula of the Oncor Retirement Plan.  Employer matching contributions are made in cash and may be allocated by participants to any of the plan's investment options.  Our contributions to the Oncor Thrift Plan totaled $17 million, $15 million and $14 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

In November 2012, we accepted the early exercise of all outstanding SARs (both vested and unvested) issued to date pursuant to both SARs Plans.    As part of the 2012 early exercise of SARs we began accruing interest on dividends declared with respect to the SARs.  Under both SARs plans, dividends that were paid in respect of Oncor membership interests while the SARs were outstanding were credited to the SARs holder’s account as if the SARs were units, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency, a change in control, or the occurrence of an event triggering SAR exercisability pursuant to Section 5(c)(ii) of the SARs Plan.  As a result, at December 31, 2017, we have recorded a liability of approximately $11 million relating to SARS dividend accruals.   For accounting purposes, the liability is discounted based on an employee’s or director’s expected retirement date. We recognized approximately $1 million in accretion and interest with respect to such dividends in each of the years 2017, 2016 and 2015.

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

•

We recorded revenue from TCEH, principally for electricity delivery fees, which totaled $715 million for the period January 1, 2016 through October 2, 2016 and $955 million for the year ended December 31, 2015.  The fees are based on rates regulated by the PUCT that apply to all REPs.

•

EFH Corp. subsidiaries charged us for certain administrative services at cost.  Our payments to EFH Corp. subsidiaries for administrative services, which are primarily reported in operation and maintenance expenses, totaled $1 million and $17 million for the years ended December 31, 2016 and 2015, respectively.  We also charge each other for shared facilities at cost.  Our payments to EFH Corp. subsidiaries for shared facilities totaled $3 million and $4 million for the years ended December 31, 2016 and 2015, respectively.  Payments we received from EFH Corp. subsidiaries related to shared facilities, totaled $1 million and $2 million for the years ended December 31, 2016 and 2015, respectively.

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

Amounts payable to (receivable from) members related to income taxes under the agreement and reported on our balance sheet consisted of the following:

	At December 31, 2017			At December 31, 2016
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes receivable	$(21)	$(5)	$(26)	$(62)	$(18)	$(80)
Texas margin taxes payable	21	-	21	20	-	20
Net payable (receivable)	$-	$(5)	$(5)	$(42)	$(18)	$(60)

Cash payments made to (received from) members related to income taxes consisted of the following:

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	EFH Corp.	Texas Transm.	Total	EFH Corp.	Texas Transm.	Total	EFH Corp.	Texas Transm.	Total

Federal income taxes	$(102)	$(12)	$(114)	$-	$-	$-	$108	$27	$135
Texas margin taxes	20	-	20	20	-	20	24	-	24
Total payments (receipts)	$(82)	$(12)	$(94)	$20	$-	$20	$132	$27	$159

•

Related parties of the Sponsor Group have (1) sold, acquired or participated in the offerings of our debt or debt securities in open market transactions or through loan syndications, and (2) performed various financial advisory, dealer, commercial banking and investment banking services for us and certain of our affiliates for which they have received or will receive customary fees and expenses, and may from time to time in the future participate in any of the items in (1) and (2) above.  Also, as of December 31, 2017, approximately 16% of the equity in an existing vendor of the company was owned by a member of the Sponsor Group.    During 2017 and 2016, this vendor performed transmission and distribution system construction and maintenance services for us.    Cash payments were made for such services to this vendor and/or its subsidiaries totaling $219 million for 2017, of which approximately $210 million was capitalized and $9 million recorded as an operation and maintenance expense, and $188 million for 2016, of which approximately $180 million was capitalized and $8 million recorded as an operation and maintenance expense.  At December 31, 2017 and 2016, we had outstanding trade payables to this vendor of $7 million and $5 million, respectively.

See Notes 1, 4,  9 and 10 for information regarding the tax sharing agreement, distributions to members and our participation in the Vistra Retirement Plan.

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

Bondco had issued an aggregate $1.3 billion principal amount of transition bonds during 2003 and 2004.  The 2003 Series transition bonds matured and were paid in full in 2015 and the 2004 Series transition bonds matured and were paid in full in May 2016.  We did not provide any financial support to Bondco during the year ended December 31, 2016.

Major Customers

Revenues from subsidiaries of Vistra (formerly subsidiaries of TCEH) represented 22%,  23% and 25% of our total operating revenues for the years ended December 31, 2017, 2016 and 2015, respectively.  Revenues from REP subsidiaries of another nonaffiliated entity, collectively represented 18%,  17% and 17% of total operating revenues for the years ended December 31, 2017, 2016 and 2015, respectively.  No other customer represented 10% or more of our total operating revenues.

Other Income and Deductions
	Year Ended December 31,
	2017	2016	2015

Accretion of fair value adjustment (discount) to regulatory assets due to acquisition accounting	$-	$1	$5
Professional fees	(15)	(15)	(19)
Non-recoverable pension and OPEB (Note 9)	(5)	(2)	(9)
Interest income	6	2	-
Other	(1)	(1)	1
Total other income and (deductions) - net	$(15)	$(15)	$(22)

Interest Expense and Related Charges

	Year Ended December 31,
	2017	2016	2015

Interest	$351	$341	$335
Amortization of debt issuance costs and discounts	3	3	3
Less allowance for funds used during construction – capitalized interest portion	(12)	(8)	(5)
Total interest expense and related charges	$342	$336	$333

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At December 31,
	2017	2016

Gross trade accounts and other receivables	$638	$548
Allowance for uncollectible accounts	(3)	(3)
Trade accounts receivable – net	$635	$545

At December 31, 2017, REP subsidiaries of two of our largest counterparties collectively represented approximately 12% and 10% of the trade accounts receivable balance and at December 31, 2016,  represented approximately 15% and 12% of the trade accounts receivable balance.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by nonaffiliated REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheet consist of the following:

	At December 31,
	2017	2016

Assets related to employee benefit plans, including employee savings programs	$111	$98
Land	2	2
Total investments and other property	$113	$100

The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans.  At December 31, 2017 and 2016, the face amount of these policies totaled $162 million and $153 million, respectively, and the net cash surrender values (determined using a Level 2 valuation technique) totaled $84 million and  $76 million for the years ended December 31, 2017 and 2016, respectively.   Changes in cash surrender value are netted against premiums paid.  Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/	At December 31,
	Avg. Life at December 31, 2017	2017	2016
Assets in service:
Distribution	2.9% / 34.3 years	$12,467	$11,369
Transmission	2.9% / 34.7 years	7,870	7,734
Other assets	7.1% / 14.1 years	1,380	1,131
Total		21,717	20,234
Less accumulated depreciation		7,255	6,836
Net of accumulated depreciation		14,462	13,398
Construction work in progress		402	416
Held for future use		15	15
Property, plant and equipment – net		$14,879	$13,829

Depreciation expense as a percent of average depreciable property approximated 3.4%,  3.5% and 3.6% for the years ended December 31, 2017, 2016 and 2015, respectively.

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At December 31, 2017			At December 31, 2016
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$453	$96	$357	$491	$94	$397
Capitalized software	679	339	340	470	326	144
Total	$1,132	$435	$697	$961	$420	$541

Aggregate amortization expense for intangible assets totaled $57 million,  $61 million and $64 million for the years ended December 31, 2017, 2016 and 2015, respectively.  At December 31, 2017, the weighted average remaining useful lives of capitalized land easements and software were 82 years and 8 years, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense

2018	$47
2019	44
2020	43
2021	43
2022	43

At both December 31, 2017 and 2016, goodwill totaling $4.1 billion was reported on our balance sheet.  None of this goodwill is being deducted for tax purposes.  See Note 1 regarding goodwill impairment assessment and testing.

Employee Benefit Obligations and Other

Employee benefit obligations and other reported on our balance sheet consisted of the following:

	At December 31,
	2017	2016

Retirement plans and other employee benefits	$2,035	$2,092
Uncertain tax positions (including accrued interest)	-	3
Investment tax credits	10	12
Other	57	61
Total employee benefit obligations and other	$2,102	$2,168

Supplemental Cash Flow Information

	Year Ended December 31,
	2017	2016	2015
Cash payments related to:

Interest	$345	$336	$346
Less capitalized interest	(12)	(8)	(5)
Interest payments (net of amounts capitalized)	$333	$328	$341

Amount in lieu of income taxes:
Federal	$(114)	$-	$135
State	20	20	43
Total payments (refunds) in lieu of income taxes	$(94)	$20	$178

Noncash Sharyland Asset Exchange costs	$383	$-	$-
Noncash construction expenditures (a)	$129	$122	$56

______________

(a)Represents end-of-period accruals.

Quarterly Information (unaudited)

Results of operations by quarter for the years ended December 31, 2017 and 2016 are summarized below.  In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made.  Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors.

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$935	$964	$1,068	$991
Operating income	160	197	247	184
Net income	73	112	157	77

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$943	$948	$1,071	$958
Operating income	169	196	250	162
Net income	81	110	163	77

14. SHARYLAND ASSET EXCHANGE

On July 21, 2017, we entered into the Sharyland Agreement with the Sharyland Entities.  The Sharyland Agreement provided that we would exchange certain of our transmission assets and cash for certain of the Sharyland Entities’ distribution assets (constituting substantially all of their electricity distribution business) and certain of their transmission assets.   The transaction for assets between Oncor and SDTS was structured to qualify, in part, as a simultaneous tax deferred like kind exchange of assets to the extent that the assets exchanged are of “like kind” (within the meaning of Section 1031 of the Code).

On August 4, 2017, we, SDTS and SU filed a joint application for sale, transfer, or merger in PUCT Docket No. 47469 requesting PUCT approval of the Sharyland Asset Exchange, and on October 13, 2017, the PUCT issued an order approving the transactions. On November 9, 2017, the parties consummated the transactions.  We exchanged approximately $383 million of our transmission assets, consisting of approximately 258 miles (517 circuit miles) of 345 kV transmission lines, and approximately $25 million in cash for approximately $408 million of the Sharyland Entities’ distribution assets and certain of their transmission assets.

The transaction expanded our customer base in west Texas and provides some potential growth opportunities of the distribution network.  As part of the transaction, we acquired approximately 55,000 customers.  The acquisition did not result in the recognition of goodwill as the assets’ regulatory book value approximates their fair value.

Distribution revenues following the November 9, 2017 Sharyland Asset Exchange included in our 2017 consolidated results are $12 million.  Earnings of the Sharyland distribution assets we acquired are largely offset by a reduction in earnings attributable to the transfer of transmission assets. The Sharyland Asset Exchange did not have a material effect on our results of operations, financial position or cash flows for the year ended December 31, 2017.  Had the Sharyland Asset Exchange occurred at the beginning of the 2017 annual reporting period, the revenue and earnings of the combined entity for the current reporting period would not have been significantly different.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at December 31, 2017.  Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.  During the fourth quarter of 2017, we completed the implementation of our customer care and billing system. There has been no other change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The management of Oncor Electric Delivery Company LLC performed an evaluation as of December 31, 2017 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control - Integrated Framework (2013). Based on the review performed, management believes that as of December 31, 2017 Oncor Electric Delivery Company LLC's internal control over financial reporting was effective.

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

February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Dallas, Texas

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Oncor Electric Delivery Company LLC and subsidiary (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements as of and for the year ended December 31, 2017 of the Company and our report, dated February 22, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 /s/ Deloitte & Touche LLP

Dallas, Texas

February 22, 2018

Item 9B.OTHER INFORMATION

Sempra Acquisition Letter Agreements

In August 2017, Oncor and Oncor Holdings entered into a letter agreement with Sempra and one of its wholly-owned subsidiaries (Sempra Letter Agreement). The Sempra Letter Agreement sets forth certain rights and obligations of the parties and describes certain corporate actions Oncor and Oncor Holdings would take in connection with the merger contemplated by the Sempra Merger Agreement, as well as conditions to Oncor’s and Oncor Holdings’ obligations to take those actions.  The Sempra Letter Agreement provides that, for Oncor’s executive officers, the Sempra Acquisition will constitute a change in control or change of control under Oncor’s existing benefit plans and policies. The Sempra Letter Agreement also provides that if any executive officer chooses to retire from or terminate his or her service with Oncor in connection with the closing of the Sempra Acquisition and notifies Sempra of that choice within three months following the closing of the Sempra Acquisition, the executive will be paid any and all benefits (including change in control benefits) to which such executive officer would be entitled in connection with such retirement or termination, treating such retirement or termination as a resignation with “good reason,” a termination “without cause,” or a retirement under the relevant Oncor benefit plan. For more information regarding the Sempra Acquisition, see “Items 1 and 2. Business and Properties ― EFH Bankruptcy Proceedings ―  Potential Change in Indirect Ownership of Oncor ―  Sempra Merger Agreement”.

On February 20, 2018, our board of directors, upon the recommendation of the Organization & Compensation Committee (O&C Committee), approved our entrance into letter agreements with each of our executive officers, other than E. Allen Nye, Jr., who declined the opportunity to enter into such a letter agreement.  The letter agreements memorialize Sempra’s commitments under the Sempra Letter Agreement with respect to executives who choose to retire from or terminate their service with Oncor in connection with the closing of the Sempra Acquisition. The letter agreements provide that for each executive who terminates employment with Oncor at any time during a stated protection period for any reason other than a termination by Oncor for cause (as defined in each benefit plan applicable to such executive), such executive will be entitled to any and all benefits to which the executive would be entitled to under each employee benefit plan in which the executive participates, with the amount of such benefits being based on the termination event (either a resignation for good reason, termination without cause, or retirement) that would result in the payment of the most favorable benefits to the executive. These letter agreements are effective only upon closing of the Sempra Acquisition. The protection period under these letter agreements is twenty-four months from the date of the closing of the Sempra Acquisition for David M. Davis, our current Senior Vice President and Chief Financial Officer, and three months from the date of closing of the Sempra Acquisition for each other executive who chooses to enter into such a letter agreement. The letter agreements also provide for reimbursement to the executive of certain legal fees and expenses relating to the letter agreement.

Executive Officer Performance Bonus Agreements

On February 22, 2018, we entered into performance bonus agreements with each of E. Allen Nye, Jr., our current Senior Vice President, General Counsel and Secretary, and James A. Greer, our current Senior Vice President and Chief Operating Officer. As previously disclosed, upon closing of the Sempra Acquisition, Mr. Nye will assume the office of Chief Executive and Mr. Greer will be promoted to Executive Vice President and Chief Operating Officer. The performance bonus agreements are effective upon closing of the Sempra Acquisition and provide for a performance bonus opportunity to each executive for each of the 2018 and 2019 fiscal years. The performance bonus agreements provide that if the executive remains in the continuous employ of Oncor or an affiliate through the last day of each such fiscal year, the executive will be entitled to a performance bonus equal to an award amount multiplied by a performance bonus funding percentage. The performance bonus funding percentage is calculated based on a comparison of Oncor’s achieved net income for such fiscal year to the net income included in Oncor’s annual financial plan for such fiscal year approved by Oncor’s board of directors, subject to any adjustments approved by the O&C Committee. Under the terms of the performance bonus agreements, the performance bonus funding percentage shall equal 50% if the achieved net income is 80% of such fiscal year’s financial plan net income or 150% if the achieved net income is 120% of such fiscal  year’s financial plan net income. The performance bonus funding percentage for achieved net income amounts between 80% and 120% of such fiscal year’s financial plan net income will be determined on a straight line interpolation basis. The O&C Committee will certify the final performance bonus funding percentage for each fiscal year and shall have the discretion to make any adjustments it deems necessary and advisable. Mr. Nye’s performance bonus agreements provides for an award amount of $1,610,000 for the 2018 fiscal year and $1,575,000 for the 2019 fiscal year. Mr. Greer’s performance bonus agreement provides for an award amount of $165,000 for the 2018 fiscal year and $135,000 for the 2019 fiscal year.

Under the terms of the performance bonus agreements, if the executive is employed by Oncor or an affiliate of Oncor on the last day of the 2018 or 2019 fiscal years, and his employment with Oncor or such affiliate terminates for any reason other than by Oncor or such affiliate for cause (as defined in the applicable performance bonus agreement) prior to the payment of the performance bonus for that fiscal year, the executive will be entitled to receive any earned performance bonus at the same time it would have been paid if the executive had remained an employee. If the executive is terminated for cause, or ceases employment with Oncor or such affiliate for reasons other than death, disability, retirement or a termination following a change in control, all of his outstanding and unpaid performance bonuses will be forfeited. In the event of a separation from service due to death, disability or retirement (other than a retirement that is also a termination following a change in control), the executive shall be entitled to, for each outstanding and unpaid performance bonus, payment of an amount equal to the product of (i) a fraction, the numerator of which is the number of days in the fiscal  year in which the separation of service occurs, up to and including the date of the executive’s separation from service, and the denominator of which is 365; and (ii) the performance bonus amount that would be payable for that fiscal year based on Oncor’s performance bonus funding percentage for that fiscal year. In the event of a termination following a change in control, the executive shall be entitled to, for each outstanding and unpaid performance bonus, payment within 60 days following his separation from service, an amount equal to (i) a fraction, the numerator of which is the number of days in the fiscal  year in which the separation of service occurs, up to and including the date of the executive’s separation from service, and the denominator of which is 365; and (ii) the performance bonus amount that would be payable for that fiscal year based on Oncor’s achievement of the financial plan net income for that year.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of our directors and information about them, as furnished by the directors themselves, are set forth below:

Name	Age	Business Experience and Qualifications
James R. Adams	78

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

We believe Mr. Adam’s extensive leadership, business, and board experience bring great value to our company and our board of directors. Mr. Adams’s decades of board service for various public and private companies, including over 20 years of board experience with Texas Instruments, two of which as Chairman, provides our board of directors with a unique understanding of corporate governance. In addition, Mr. Adams’s 30 years of experience at SBC Communications brings significant management expertise to our board of directors. His roles at SBC Communications also provided him with a great deal of experience in the regulated telecommunications industry, and we believe that regulatory experience is of great value to our regulated transmission and distribution company.

Name	Age	Business Experience and Qualifications
Thomas M. Dunning (3)	75

Thomas M. Dunning has served as a member of our board of directors since October 2007 and in July 2010 was elected Lead Independent Director by our board of directors. Since his retirement in 2008 as Chairman of Lockton Dunning Benefits, a company specializing in the design and servicing of employee benefits, he has served as Chairman Emeritus. Mr. Dunning also served as Chairman and Chief Executive Officer of Lockton Dunning Benefit Company, its predecessor company, from 1998 to 2007 following the 1998 acquisition of Dunning Benefits Corporation by the Lockton Group of Companies. Mr. Dunning currently serves on the boards of directors of Oncor Holdings, and a number of non-profit organizations. He is also a former Chairman of Dallas Fort Worth International Airport board and a former director of the Southwestern Medical Foundation, as well as a former director of American Beacon Funds.

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

Robert A. Estrada (1)	71

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

Name	Age	Business Experience and Qualifications
Rhys Evenden (1)	44

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

Thomas D. Ferguson (3)	64

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

Printice L. Gary (1)	71

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

 We believe Mr. Gary’s extensive skills and experience in the business and financial sectors are a significant asset to us in his role both as a director of Oncor and as a member of the Audit Committee. In addition, Mr. Gary’s entrepreneurial background, founding Carleton Residential Properties, a residential real estate company active for more than 25 years across Oncor’s prime North Texas service territory brings valuable development and construction experiences to our board of directors. His experience with Texas government through his service on various state entities also brings great value to our Texas-based business.

Name	Age	Business Experience and Qualifications
William T. Hill, Jr. (2)	75

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

We believe Mr. Hill’s experience of over 50 years with legal and compliance matters, along with his management of a large group of highly skilled professionals, have given him considerable knowledge concerning many matters that come before our board of directors. In addition, as District Attorney he developed judgment and decision-making abilities that assist him today in evaluating and making decisions on issues that face our board of directors. Mr. Hill has also served on several civic and charitable boards, which has given him invaluable experience in corporate governance matters.

Timothy A. Mack (2)	65

Timothy A. Mack has served as a member of our board of directors since February 2014. Mr. Mack currently is of counsel to the Dallas, Texas law firm, Matheson & Marchesoni PLLC. Mr. Mack was a member of the Dallas, Texas law firm, Mack Matheson & Marchesoni PLLC, since March 2009 until his retirement in August 2017. Prior thereto, Mr. Mack was a partner at an international law firm, Hunton & Williams LLP, and its predecessor firm in Dallas, Texas, where he had practiced law since 1980. Mr. Mack’s law practice focuses on energy-related matters, particularly finance, securities, corporate and partnership law, corporate governance and mergers and acquisitions. Mr. Mack is a member of the board of directors of Oncor Holdings and various local non-profit organizations.

We believe Mr. Mack’s experience of over 30 years in advising energy companies in finance, securities, corporate governance and merger and acquisition matters, as well as his prior experience in participating in the management of a large international law firm, brings to the Board additional knowledge and valuable first-hand experience with the duties of directors.

Robert S. Shapard	62

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

Name	Age	Business Experience and Qualifications
Richard W. Wortham III (2) (3)	79

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

Kneeland Youngblood (1)	62

Kneeland Youngblood has served as a member of our board of directors since March 2015. Mr. Youngblood has served as a director of EFH Corp. since October 2007. He is a founding partner of Pharos Capital Group, a private equity firm that focuses on providing growth and expansion capital to businesses in business services and health care services. Mr. Youngblood has previously served on the boards of Burger King Holdings, Inc., Gap Inc.,  Starwood Hotels and Resorts Worldwide, Inc., and Pace Holdings Corp. He is a director of EFH Corp., EFIH, Oncor Holdings, Mallinckrodt public limited company, Reel FX, Inc. and a member of the Council on Foreign Relations. He is also a director of TPG Pace Holdings Corp., a public Special Purpose Acquisition Company (SPAC).

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

Name	Age	Business Experience and Qualifications
Steven J. Zucchet (2) (3)	52

 Steven J. Zucchet has served as a member of our board of directors since November 2008. Mr. Zucchet is a Managing Director of OMERS Infrastructure Management Inc. (OMERS Infrastructure) (formerly Borealis Infrastructure Management, Inc.), an investment arm of Canada’s OMERS pension plan, a position he has held since September 2014, having previously served as a Senior Vice President of OMERS Infrastructure  from November 2003 until September 2014. From 1996 until joining OMERS Infrastructure Mr. Zucchet served as Chief Operating Officer of Enwave Energy Ltd., where he was responsible for operations and major infrastructure projects. In his role as an officer of OMERS Infrastructure Mr. Zucchet has been appointed as an officer and director of several OMERS Infrastructure affiliates and companies in which OMERS Infrastructure invests.  His focus at OMERS Infrastructure  is in the energy sector, where he leads the pursuit of investment opportunities in the energy sector and is responsible for asset management.

Mr. Zucchet was appointed as a member of our board of directors by Texas Transmission pursuant to Texas Transmission’s right under the Limited Liability Company Agreement to designate two directors. Mr. Zucchet has extensive experience in the energy industry. Through OMERS Infrastructure,  he serves on the board of directors for Bruce Power, an eight reactor nuclear site located in Ontario, Canada. His experience prior to joining OMERS Infrastructure also focused in the energy industry, serving as Chief Operating Officer of Enwave Energy Ltd. for seven years. Prior to joining Enwave Energy Ltd., he spent seven years with an international consulting firm where he worked primarily on transportation and energy related projects. We believe Mr. Zucchet’s experience in the energy industry gives him an important and valuable understanding of our business.

(1)	Member of Audit Committee.
(2)	Member of Nominating and Governance Committee.
(3)	Member of Organization & Compensation Committee.

Director Appointments

Pursuant to our Limited Liability Company Agreement, the Sponsor Group (through Oncor Holdings) has a right to designate two individuals to serve on our board of directors.  Mr. Ferguson, a managing director of Goldman, Sachs & Co., is a manager of the sole general partner of Texas Holdings and was designated to serve on our board of directors by the Sponsor Group.  In March 2015, Kneeland Youngblood was designated to serve on our board of directors by the Sponsor Group. Our Limited Liability Company Agreement also grants Texas Transmission the right to designate two individuals to serve on our board of directors.  Rhys Evenden, an officer of GIC and Steven J. Zucchet, an officer of OMERS Infrastructure, were each designated to serve on our board of directors by Texas Transmission.  Both GIC and OMERS Infrastructure are affiliates of Texas Transmission.  Directors appointed by the Sponsor Group and Texas Transmission are referred to as member directors.

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

In connection with the proposed Sempra Acquisition, the commitments agreed to by Oncor and Sempra in the settlement agreement in PUCT Docket No. 47675 contain various requirements with respect to the board of directors of Oncor. For more information regarding those requirements, see “— Sempra Acquisition Director and Executive Officer

Changes Below.” For more information regarding the Sempra Acquisition, see “Items 1 and 2. Business and Properties – EFH Bankruptcy Proceedings – Potential Change in Indirect Ownership of Oncor – Sempra Merger Agreement.”.

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

Executive Officers

The names of our executive officers and information about them, as furnished by the executive officers themselves, are set forth below:

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
Robert S. Shapard	62	Chief Executive and Director

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

Walter Mark Carpenter	65	Senior Vice President, T&D Operations

Walter Mark Carpenter has served as our Senior Vice President, T&D Operations since October 2011, and in such role is responsible for overseeing transmission grid management operations and Oncor’s interface with ERCOT. He also oversees the system’s distribution operation centers, as well as Oncor’s outage management system, the deployment of the advanced meter system and its integration into operations. From February 2010 until October 2011 he served as our Vice President and Chief Technology Officer, and from 2008 until February 2010 he served as our Vice President and Chief Information Officer. Mr. Carpenter has served EFH Corp’s predecessor and Oncor for over 40 years and has held various field management and engineering management positions in transmission and distribution. Mr. Carpenter is a registered Professional Engineer in the State of Texas and is a member of the Institute of Electrical and Electronic Engineers (IEEE) Power System Relaying Committee and the Texas Society of Professional Engineers.

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
Don J. Clevenger	47	Senior Vice President, Strategic Planning

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

David M. Davis	60	Senior Vice President and Chief Financial Officer

David M. Davis has served as our Senior Vice President and Chief Financial Officer since February 2010. From July 2006 until February 2010, he served as Vice President and Chief Financial Officer. He joined Oncor in 2004 and has held a leadership position in the finance and financial planning function since that time. From 1991 to 2004, Mr. Davis served in various positions at EFH Corp.’s predecessor including roles in accounting, information technology and financial planning. Mr. Davis is also a retired certified public accountant.

Deborah L. Dennis	63	Senior Vice President, Human Resources & Corporate Affairs

Deborah L. Dennis has served as our Senior Vice President, Human Resources & Corporate Affairs since January 2013. Ms. Dennis has been employed with Oncor and its predecessors and affiliates for 39 years in a number of corporate and customer service functions, including 13 years as a Vice President, most recently serving as Vice President of Corporate Affairs from 2011 to December 2012, and Vice President - Dallas Customer Operations from 2007 to 2011. Ms. Dennis has extensive experience in human resources, customer service, supply chain, outsourcing management and corporate philanthropy.

James A. Greer	57	Senior Vice President and Chief Operating Officer

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

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
Michael E. Guyton	59	Senior Vice President and Chief Customer Officer

Michael E. Guyton has served as our Senior Vice President since January 2013 and, as of July 2013, also our Chief Customer Officer. In his role as Senior Vice President and Chief Customer Officer, Mr. Guyton oversees activities including customer operations and service, community relations and economic development initiatives. Mr. Guyton has extensive experience in customer operations, having served in various customer operations positions with Oncor and its predecessors and affiliates for 40 years, including several years as a Vice President. Prior to assuming his current role, Mr. Guyton served as our Vice President of Customer Operations with responsibility for customer operations in the city of Fort Worth and Tarrant County since July 2006. Mr. Guyton was appointed to the Small Business Assistance Advisory Task Force by the governor of Texas and previously served as the chairman of the board of directors of Texas Health Harris Methodist Hospital in Ft. Worth.

E. Allen Nye, Jr.	50	Senior Vice President, General Counsel & Secretary

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

Sempra Acquisition Director and Officer Changes

In August 2017, EFH Corp. and EFIH entered into the Sempra Merger Agreement, pursuant to which EFH Corp. will be merged with an indirect subsidiary of Sempra, with EFH Corp. continuing as the surviving company and an indirect, wholly-owned subsidiary of Sempra. The Sempra Merger Agreement is subject to customary closing conditions, including the approval of the bankruptcy court in the EFH Bankruptcy Proceedings and the PUCT. Assuming receipt of all required approvals, we currently expect that the Sempra Acquisition will close in the first half of 2018, although there can be no assurance that the Sempra Acquisition will be completed on that timetable, or at all. For more information regarding the Sempra Merger Agreement and Sempra Acquisition, see “Items 1 and 2. Business and Properties – EFH Bankruptcy Proceedings – Potential Change in Indirect Ownership of Oncor – Sempra Merger Agreement”.

Board of Directors Post-Sempra Acquisition

Pursuant to the terms of the Sempra Merger Agreement, Oncor and Sempra filed a joint application with the PUCT in October 2017 seeking certain regulatory approvals with respect to the Sempra Acquisition. In December 2017, Oncor and Sempra entered into a stipulation (Sempra Settlement Stipulation) with the Staff of the PUCT, the Office of the Public Utility Counsel, the Steering Committee of Cities Served by Oncor and the Texas Industrial Energy Consumers reflecting the parties’ settlement of all issues in the PUCT proceeding regarding the joint application. In February 2018, Oncor and Sempra announced that all of the intervenors in the PUCT proceeding had signed on to the Sempra Settlement Stipulation.

The Sempra Settlement Stipulation in PUCT Docket No. 47675 contains various provisions with respect to the board of directors of Oncor. Following consummation of the Sempra Acquisition, if the Sempra Settlement Stipulation is approved by the PUCT, the board of directors of Oncor is expected to consist of thirteen members and be constituted as follows:

•

seven members will be independent directors in all material respects under the rules of the New York Stock Exchange in relation to Sempra and its subsidiaries and affiliated entities and any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings  (and those directors must have no material relationship with Sempra or its affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings at the time of the Sempra Acquisition or within the previous ten years) (which we refer to as independent directors);

•	two members will be designated by Sempra;
•	two members will be appointed by Texas Transmission; and
•

two members will be current or former officers of Oncor (the Oncor Officer Directors), initially Mr. Shapard and Mr. Nye, who no later than the closing of the Sempra Acquisition will be the chair of the Oncor board and chief executive officer of Oncor, respectively (in order for a current or former officer of Oncor to be eligible to serve as an Oncor Officer Director, such officer cannot have worked for Sempra or any of its affiliates (excluding Oncor Holdings and Oncor) or any other entity with a direct or indirect ownership interest in Oncor or Oncor Holdings in the ten year period prior to such officer being employed by Oncor). Oncor Holdings, at the direction of EFIH (a subsidiary of EFH, which will be a wholly owned indirect subsidiary of, and controlled by, Sempra following the Sempra Acquisition), will have the right to nominate and/or seek the removal of the Oncor Officer Directors, with such nomination or removal subject to approval by a majority of the Oncor board of directors.

The Sempra Settlement Stipulation  provides that the current independent directors of Oncor will continue to serve, if willing and able, for three years from the closing of the Sempra Acquisition. Thereafter, two of these directors will roll off of the board every two years, with the nominating committee of Oncor Holdings (subject to approval by a majority of the independent directors on the Oncor Holdings board of directors) determining the order of departure of these directors with the order designed to move toward a mandatory retirement age of 75 years that will apply to new independent directors. Each new independent director will have a term of four years and the appointment of such directors will be consistent with the mandatory retirement age, with each independent director’s term being able to renewed for only one additional term of four years. To the extent any independent director is removed, retires or is otherwise unable to or unwilling to serve, a replacement new independent director will be chosen by the nominating committee of Oncor Holdings and subject to approval by a majority vote of the remaining independent directors of Oncor Holdings. Any change to the size, composition, structure or rights of the boards described in the Sempra Settlement Stipulation must first be approved by the PUCT.

Executive Officers Post-Sempra Acquisition

In December 2017, Mr. Shapard notified our board of directors of his intention to retire effective on the date on which the Sempra Acquisition is consummated. Mr. Shapard is expected to remain on the board of directors of Oncor and serve as the Chairman of a newly constituted board of directors of Oncor following his retirement. In connection with Mr. Shapard’s notification of his intent to retire, in December 2017 our board of directors elected Mr. Nye to serve as our Chief Executive Officer effective on the consummation of the Sempra Acquisition. Our board of directors also elected, to be effective on the date on which the Sempra Acquisition is consummated, Mr. Davis to serve as Executive Vice President, Mr. Greer to serve as Executive Vice President and Chief Operating Officer, and Mr. Clevenger to serve as Senior Vice President and Chief Financial Officer. In addition, Mr. Guyton notified our board of directors of his intention to retire in 2018, and in anticipation of that retirement our board of directors elected Ms. Dennis to serve as Senior Vice President and Chief Customer Officer upon consummation of the Sempra Acquisition. Ms. Dennis will also retain oversight of Human Resources and Corporate Affairs in her new role. Our board of directors also elected Joel Austin, 53, Oncor’s current Vice President and Chief Information Officer, to serve as Senior Vice President of Technology and Market Operations upon consummation of the Sempra Acquisition. For additional information regarding the Sempra Acquisition, see “Items 1 and 2. Business and Properties – EFH Bankruptcy Proceedings – Potential Change in Indirect Ownership of Oncor – Sempra Merger Agreement.”

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

Item 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Our board of directors has designated an Organization and Compensation Committee of the board of directors (O&C Committee) to establish, administer, and assess our executive compensation policies, which include participation in various employee benefit programs.  The O&C Committee met four times in 2017.

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

The O&C Committee conducts reviews of the level of individual compensation elements as well as total direct compensation for our executive officers, including the executive officers named in the Summary Compensation Table below (collectively with the CEO, the Named Executive Officers, and each, a Named Executive Officer) from time to time as it deems appropriate. The O&C Committee conducted such compensation reviews in the fourth quarter of 2017. In determining the total direct compensation of our executive officers, the O&C Committee considers the performance of the executives and a competitive market and peer group analysis of executive compensation provided by compensation consultants engaged by the O&C Committee.  The O&C Committee obtains the input of the CEO on the performance of executive officers reporting to the CEO.  The CEO assesses the performance of each executive reporting to him in light of the executive’s business unit and function and presents a performance evaluation and compensation recommendation for each of these individuals to the O&C Committee. The CEO also reviews and considers the competitive market analysis in making his recommendation.  The O&C Committee also evaluates the CEO’s performance.  The O&C Committee determines total compensation, including base salary, annual incentive awards and long-term incentive awards, for each of our executive officers as it deems appropriate.

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
•

Long-term incentives through (i) the opportunity to purchase equity interests in Investment LLC, granted at the O&C Committee’s discretion pursuant to the 2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its Affiliates (Equity Interests Plan), and (ii) awards under the Oncor Electric Delivery Company LLC Long-Term Incentive Plan (Long-Term Incentive Plan);

•

Deferred compensation and retirement plans through (i) the opportunity to participate in a 401(k) savings plan (thrift plan) and a salary deferral program (Salary Deferral Program) and receive certain company matching contributions, (ii) the opportunity to participate in a defined benefit retirement plan and a supplemental retirement plan, and (iii) an employer-paid subsidy for health coverage upon the executive’s retirement from Oncor for executives hired prior to January 1, 2002;

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

Compensation Consultants

In October 2017, the O&C Committee engaged PricewaterhouseCoopers LLP, a compensation consultant, to advise and report to the O&C Committee on executive compensation issues, including competitive market analyses of our executive compensation and independent director compensation.  PricewaterhouseCoopers and its affiliates also provide consulting and related services to Oncor with respect to human resources, tax, internal audit, industry intelligence, strategy formulation and other matters. Oncor purchases compensation surveys (both executive and non-executive) from Willis Towers Watson who provides consulting and other services to Oncor’s human resources department.

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

2016 Survey and Peer Group

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

In addition to the market data for utilities in the national marketplace, PricewaterhouseCoopers also provided publicly available data for a subset of these utilities, a peer group of transmission/distribution utility companies as well as fully integrated utility companies. Oncor’s size, based on revenues, was in the 63rd percentile of this peer group. PricewaterhouseCoopers provided information on total target direct compensation, base salary, annual incentive targets and long-term incentives with respect to the five highest paid executives at each of those companies, along with comparisons of each such executive to the comparable Oncor executive using regression analysis based on Oncor’s revenue size.  The primary peer group consisted of the following 14 companies (which were also used in PricewaterhouseCoopers’ fourth quarter 2015 study):

American Electric Power Co., Inc. Alliant Energy CenterPoint Energy, Inc.	El Paso Electric Co. Eversource Energy IdaCorp Inc.	Pepco Holdings, Inc. Pinnacle West Capital Corp. Portland General Electric Co.
Cleco	ITC Holdings Corp.	TECO Energy, Inc.
Consolidated Edison, Inc.	OGE Energy Corp.

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

2017 Survey and Peer Group

In the fourth quarter of 2017, the O&C Committee assessed total compensation of our executives against a number of companies in the transmission/distribution industry and fully integrated utilities using both survey data and peer group comparisons.  For purposes of the 2017 assessment, PricewaterhouseCoopers completed a competitive market analysis of executive compensation for the O&C Committee in October 2017. This analysis involved a review of U.S. energy utility industry compensation survey data using our projected 2017 annual revenues.  The survey data was compared to our executive compensation elements targeted at both the 50th and 75th percentiles with respect to base salary, target cash annual incentives, and long-term incentives, and the resulting target total cash compensation (base salary and target cash annual incentives) and total direct compensation (base salary, target cash annual incentives and long-term incentives). The survey data was aged from the reporting date to January 1, 2018, using an annual rate of 3.0%, which is the projected increase factor for 2017 for officers and executives based on the World at Work 2017 Salary Budget Survey.

In addition to the market data for utilities in the national marketplace, PricewaterhouseCoopers also provided publicly available data for a subset of these utilities, a peer group of transmission/distribution utility companies as well as fully integrated utility companies. Oncor’s size, based on revenues, is in the 64th percentile of this peer group. PricewaterhouseCoopers provided information on total target direct compensation, base salary, annual incentive targets and long-term incentives with respect to the five highest paid executives at each of those companies, along with comparisons of each such executive to the comparable Oncor executive using regression analysis based on Oncor’s revenue size.  The primary peer group consisted of 11 of the companies used in PricewaterhouseCoopers’ 2016 study:

American Electric Power Co., Inc. Alliant Energy CenterPoint Energy, Inc. Cleco Power LLC	Consolidated Edison, Inc. El Paso Electric Co. Eversource Energy IdaCorp Inc.	ITC Holdings Corp. OGE Energy Corp. Pinnacle West Capital Corp. Portland General Electric Co.

There were two companies used in the 2016 analysis that were not included in the 2017 analysis. Both Pepco Holdings, Inc., and TECO Energy, Inc., no longer provide public disclosures for executives and directors due to acquisitions in 2016. In addition, PricewaterhouseCoopers recommended, and the O&C Committee agreed, that while Cleco Power LLC remain in the peer group, its reported compensation information should be excluded from the O&C Committee’s consideration of market pay in 2017 as it experienced a change in control in 2016. Because of the loss of companies in the historical peer group, the O&C Committee considered adding additional peer companies. Based on PricewaterhouseCoopers’ analysis, the O&C Committee determined that there was no benefit to increasing the peer group size and that the addition of companies may instead increase the complexity of the analysis. As a result, PricewaterhouseCoopers recommended, and the O&C Committee agreed, not to include additional companies for the 2017 analysis.

The O&C Committee considered both peer group data and the competitive market survey data, along with individual performance and responsibilities, when determining total direct executive compensation, as well as each element of total direct compensation (base salary, annual incentives and long-term incentives).  The O&C Committee targeted total direct compensation, including target payouts under annual and long-term incentive awards, at approximately the 50th percentile of the competitive market survey group.  The 2017 competitive market analysis indicated that aggregate target total direct compensation of our executives was generally below the 50th percentile of the competitive market survey group. As a result of its review of the PricewaterhouseCoopers studies and each executive’s individual performance and responsibilities, the O&C Committee increased the base salaries of all Named Executive Officers, including our CEO, effective November 26, 2017.

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

As discussed above, the 2017 competitive market analysis prepared by PricewaterhouseCoopers indicated that aggregate target total direct compensation of our executives was generally below the 50th percentile of the competitive market survey group and peer group (when regressed to Oncor’s revenue size).  As a result of this study and after considering individual performance and responsibilities, the O&C Committee increased the base salary of each of our Named Executive Officers, including the CEO, effective November 26, 2017. The salary increases bring total direct compensation closer to the 50th percentile of the competitive market survey group for their respective offices.

Annual Base Salary for Named Executive Officers

The annual base salaries of Named Executive Officers at December 31, 2017 were as follows:

Name	Title	At December 31, 2017 (1)
Robert S. Shapard	Chief Executive Officer	$929,000
David M. Davis	Senior Vice President and Chief Financial Officer	$495,000
Don J. Clevenger	Senior Vice President, Strategic Planning	$477,000
James A. Greer	Senior Vice President and Chief Operating Officer	$495,000
E. Allen Nye, Jr.	Senior Vice President, General Counsel & Secretary	$536,000
__________

(1)

Annual base salaries were increased effective November 26, 2017 as follows: Mr. Shapard - increased from $902,000 to $929,000; Mr. Davis - increased from $481,000 to $495,000; Mr. Clevenger - increased from $463,000 to $477,000; Mr. Greer - increased from $481,000 to $495,000; and Mr. Nye - increased from $520,000 to $536,000.

Executive Annual Incentive Plan

The O&C Committee and our CEO are responsible for administering the Executive Annual Incentive Plan.  The award targets under the plan are established on a company-wide basis and the O&C Committee seeks to set these targets at performance challenging levels.  The O&C Committee determines annual target award percentages for executives based on an evaluation of the most recent competitive market analysis conducted by PricewaterhouseCoopers, and, with respect to executives other than our CEO, recommendations from our CEO.  In making his recommendations to the O&C Committee regarding target award percentages, our CEO assesses the performance goals of each executive reporting to him against the goals of the executive’s business unit and function and reviews the competitive market analysis.  Executive Annual Incentive Plan awards are based on a target payout, which is set as a percentage of a participant’s base salary and is based on the performance of Oncor and individual participant performance.  The annual incentive target payout for each executive is set near the 50th percentile of executives with similar responsibilities among our competitive market survey group and peer group.  In October 2017, the O&C Committee increased the target payout opportunity for each of our Named Executive Officers based on (i) the competitive market survey information described above and (ii) the performance and responsibilities of each of the Named Executive Officers.

The awards payable in any given plan year are determined based on (1) the target award levels of participants in the Executive Annual Incentive Plan, (2) achievement of a threshold, target or superior funding trigger, and (3) achievement of threshold, target or superior levels of any additional operational or other metrics that the O&C Committee elects to apply in determining the aggregate amount of awards, which we sometimes refer to as the operational funding percentage.  Based on the level of attainment of the funding trigger and the operational funding percentage, the O&C Committee determines an aggregate performance final funding percentage.  This final funding percentage is then multiplied by each target award, and the resulting amount is then multiplied by any performance modifiers to determine a final award amount. The O&C Committee sets operational metrics, performance goals, target awards and individual performance modifiers in its discretion, and also has broad discretion to adjust funding percentages and individual awards. The funding trigger described in (2) above is based on “EBITDA,” which means Oncor’s earnings before interest, taxes, depreciation and amortization, as determined by the O&C Committee. The O&C Committee has excluded from EBITDA the impact of long-term incentive compensation, expenses related to the EFH Bankruptcy Proceedings and proposed change in indirect ownership of Oncor in connection with those proceedings, and non-cash actuarial adjustments.  EBITDA is used as the funding trigger because we believe it is an effective measure to assess profitability of the business.  See Note 2 to Financial Statements for more information regarding the EFH Bankruptcy Proceedings.

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

Funding Trigger Achieved	Funding Trigger Percentage
Actual EBITDA is less than threshold	0%
Actual EBITDA equals threshold	50%
Actual EBITDA is greater than threshold but less than target	Percentage between 50% - 100% equal to the percentage of the target EBITDA achieved
Actual EBITDA equals target	100%
Actual EBITDA is greater than target but less than superior	Percentage between 100% - 150% equal to the percentage of the superior EBITDA achieved
Actual EBITDA equals or exceeds superior	150%

Assuming the EBITDA threshold is met, an operational funding percentage is calculated based on achievement of the operational or other metrics set by the O&C Committee. For 2017, the O&C Committee established metrics based solely on operational targets because it believes that incentives should be based on achievement of operational goals.  The purpose of these operational targets, which are based on safety, reliability, operational efficiency and infrastructure readiness metrics, is to promote enhancement of our services to customers.  The table below sets forth these operational metrics in further detail.

Operational Metric	Description	Purpose
Safety	Number of employee injuries using a Days Away, Restricted or Transfer (DART) system with a modifier for fatalities resulting from a safety violation	Promotes the health and welfare of our employees. Lowering the number of accidents also reduces our operating costs, which in turn contributes to lower rates for our customers.

Reliability

Non-storm System Average Interruption Duration Index (SAIDI), which measures the average number of minutes electric service is interrupted per customer in a year. Since weather can greatly impact reliability and is outside of our control, the reliability metric measures SAIDI on a non-storm, weather-normalized basis

Promotes our commitment to minimizing service interruptions to our customers, as the lower the SAIDI level for the year, the greater our customers’ service level and satisfaction.

Operational Efficiency	Based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis	Promotes lower expenditures relative to customers served, which in turn contributes to lower rates for our customers.

Infrastructure Readiness	Measured by a metric based on capital expenditure per three year average kW peak; expressed as a cumulative percentage

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

For 2017, our EBITDA for purposes of the Executive Annual Incentive Plan met the threshold EBITDA but did not meet the target EBITDA or the superior EBITDA, resulting in a funding trigger percentage of 95.8%.  Our operational funding percentage was 110.0%.  As a result, the final funding percentage was calculated using the lesser of the funding trigger percentage or the operational funding percentage, resulting in a final funding percentage of 95.8%.

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

The following table provides a summary of the 2017 targets and actual awards for each Named Executive Officer.  All awards under the Executive Annual Incentive Plan are made in the form of lump sum cash payments to participants by March 15 of the year following the plan year to which the award relates.

2017 Annual Incentives (Payable in 2018) for Named Executive Officers

Name	Target Payout Opportunity (% of Salary) (1)	Target Award ($ Value)	Actual Award ($)	Actual Award (% of Target)
Robert S. Shapard	95%	$693,664	$664,530	95.8%
David M. Davis	65%	$269,315	$258,004	95.8%
Don J. Clevenger	65%	$259,265	$248,376	95.8%
James A. Greer	65%	$269,315	$258,004	95.8%
E. Allen Nye, Jr.	65%	$291,198	$278,968	95.8%

(1) EAIP target payout opportunities were increased effective November 26, 2017 as follows: Mr. Shapard - from 75% to 95%; Messrs. Davis, Clevenger, Greer and Nye -  from 55% to 65% of base salaries.

For more detailed information on terms of the Executive Annual Incentive Plan, including the calculation of the 2017 EBITDA funding percentage and the operational funding percentage, the 2017 operational funding triggers and the actual performance levels achieved, see the narrative that follows the Grants of Plan-Based Awards – 2017 table.

Long-Term Incentives

Our long-term incentive program currently consists of the Equity Interests Plan and the Long-Term Incentive Plan. The Long-Term Incentive Plan was adopted effective as of January 1, 2013, as a replacement long-term incentive program to the SARs Plan.  The purpose of our long-term incentive program is to promote the long-term financial interests and growth of Oncor by attracting and retaining management and other personnel and key service providers.  Our long-term incentive program was developed to enable us to be competitive in our compensation practices. It was also developed to reflect our belief that equity ownership in Oncor under the Equity Interests Plan and the opportunity to benefit from positive long-term performance of the company motivate our management to work towards the long-term success of our business and align management’s interests with those of our equity holders.  In addition, we believe that certain employment-related conditions and the multi-year time periods of these programs, as discussed in more detail below, provide significant retentive value to us.

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

Pursuant to its limited liability company agreement, Investment LLC must at all times ensure that for each outstanding Class B Interest it issues, Investment LLC holds a corresponding number of units of Oncor’s equity interests. As a result, any future issuances under the Equity Interests Plan will require Investment LLC to purchase from Oncor Holdings additional equity interests of Oncor. Investment LLC has entered into a revolving stock purchase agreement with Oncor Holdings pursuant to which Investment LLC may purchase units of Oncor’s equity interests held by Oncor Holdings in the event Investment LLC proposes to issue additional Class B Interests pursuant to the Equity Interests Plan.  However, the aggregate number of equity interests sold by Oncor Holdings pursuant to the revolving stock purchase agreement cannot result in Oncor Holdings owning less than 80% of Oncor’s outstanding equity interests, or 508,000,000 units. At February 15, 2018, Investment LLC may purchase from Oncor Holdings up to an additional 191,492 units of Oncor and issue up to a corresponding number of Class B Interests.

For a more detailed description of the Equity Interests Plan and the Management Investment Opportunity, refer to the narrative that follows the Grants of Plan-Based Awards – 2017 table.

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

Our board of directors delegated administration of the Long-Term Incentive Plan to the O&C Committee. Our executive officers and any other key employees of the company or its subsidiaries designated by the O&C Committee are eligible to participate. The plan provides for cash awards to be paid after completion of a performance period based on achievement of certain stated performance goals. A performance period under the Long-Term Incentive Plan is the 36 month period beginning each January 1, unless otherwise determined by the O&C Committee in its sole discretion.  The participants for each performance period shall be determined by the O&C Committee not later than the 90th day after commencement of the performance period. Performance goals consist of one or more specific performance objectives established by the O&C Committee in its discretion within the first 90 days of the commencement of the applicable performance period. Performance goals may be designated with respect to the company as a whole or one or more operating units, and may also be determined on an absolute basis or relative to internal goals, or relative to levels attained in prior years, or relative to other companies or indices, or as ratios expressing relationships between two or more performance goals. For 2017 grants, the O&C Committee set the performance targets on a company-wide basis and at levels it believes are performance challenging.  The long-term incentive target payout for each executive is set so that the target total direct compensation is near the 50th percentile of executives with similar responsibilities among our competitive market survey group and our peer group (when regressed to Oncor’s revenue size).

The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2017 would consist of a financial trigger and operational metrics.  The funding of the 2017 Long-Term Incentive Plan award is contingent first upon Oncor achieving a cumulative threshold net income level for the three-year performance period. If Oncor fails to achieve the stated net income level for the performance period, no award is payable. For awards granted in 2015 or later, the funding trigger percentage for a performance period equals 50% if the threshold level is met, 100% if target level is met, or 150% if the superior level is met or exceeded. For awards granted in 2013 and 2014, there is no superior funding trigger level. The applicable percentage for performance between threshold and target performance levels, and the target and superior performance levels are determined on a straight line interpolation basis.  Once a funding trigger percentage is determined, an operational goal percentage is determined based on Oncor’s satisfaction of four operational metrics. The operational goals used for the Long-Term Incentive Plan awards mirror the operational metrics used for awards under the Executive Annual Incentive Plan.  These goals relate to (1) a safety metric based on the number of employee injuries using a Days Away, Restricted or Transfer (DART) system with a modifier for fatalities as a result of a safety violation, (2) a reliability metric as measured by the System Average Interruption Duration Index (SAIDI), (3) an operational efficiency metric based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis, and (4) an infrastructure readiness metric based on the capital expenditure per three year average kW peak, expressed as a cumulative percentage. The purpose of these operational targets, which are based on safety, reliability, operational efficiency and infrastructure readiness metrics, is to promote enhancement of our services to customers.  For additional discussion on the purposes of the operational metrics, see the table and discussion of the Operational Metrics in “Compensation Elements—Executive Annual Incentive Plan.”

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

For awards granted in 2013 and 2014 (payable in 2016 and 2017, respectively), the amount of each Long-Term Incentive Plan award was determined based on the product of (i) the funding trigger percentage, multiplied by (ii) the weighted average of stated operational goal percentages, multiplied by (iii) the target opportunity dollar amount stated in each individual award.

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

Long-Term Incentive Awards Granted in 2017 (Payable in 2020)

The following table provides a summary of the targets awards granted to each Named Executive Officer in 2017.  All awards under the Long Term Incentive Plan are to be made in the form of lump sum cash payments to participants on or before April of the year following the last year of the performance period. For target awards granted in 2017, awards are payable on or before April 1, 2020.

2017 Target Long-Term Incentive Award Grants (Payable in 2020) for Named Executive Officers

Name	Target Award ($ Value)
Robert S. Shapard	$2,482,304
David M. Davis	$708,032
Don J. Clevenger	$681,536
James A. Greer	$708,032
E. Allen Nye, Jr.	$765,440

Long-Term Incentive Awards Granted in 2015 (Payable in 2018)

In March 2017, our board of directors, upon the recommendation of the O&C Committee, adjusted the threshold, target and superior net income funding trigger levels for awards granted in 2015 for the 2015-2017 performance period and payable in 2018. Under the original awards, the threshold, target and superior net income funding trigger levels were set at $1,158.7 million, $1,363.2 million and $1,567.8 million respectively. The adjustments in March 2017, which were favorable to participants, decreased each of those funding trigger levels and were made as certain events that were contemplated in the calculation of net income when the awards were granted did not occur. As a result of the adjustment, the new performance goals for the 2015-2017 performance period awards, which are payable in 2018, are as described below.

In February 2018, the O&C Committee certified the level of attainment of performance goals established for long-term incentive awards granted in 2015 with a performance period that ended on December 31, 2017. The performance goals achieved for the 2015-2017 performance goal period were certified by the O&C Committee as follows:

2015 -2017 Performance Period Results (awards granted in 2015, payable in 2018)
Funding Trigger		Threshold	Target	Superior	Actual	Achievement
Net Income ($ millions; 2015-2017 cumulative)		$1,144.4	$1,346.4	$1,548.4	1,361.0	103.6%
2015-2017 Performance Goals
Weighting	Performance Metric	Performance Goal			Actual	Achievement
30%	Safety - measured by Days Away, Restricted or Transferred (DART); cumulative	Threshold		0.79
		Target		0.69	0.52	45.0%
		Superior		0.54
30%	Reliability - measured by non-storm System Average Interruption Duration Index (SAIDI) in minutes; cumulative	Threshold		304
		Target		286	284.1	30.8%
		Superior		249
30%	Operational efficiency − measured by operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) on a cost per customer basis, $; average	Threshold		184.79
		Target		172.70	171.65	31.3%
		Superior		160.61
10%	Operational efficiency − measured by an infrastructure readiness metric based on the capital expenditure per three year average kW peak; expressed as a cumulative percentage	Threshold		97.00, 105.00
		Target		98.00, 103.00	102.38%	12.1%
		Superior		99.00 – 101.49
			Performance Goal Percentage:			119.2%

Pursuant to the terms of the 2015 long-term incentive awards, the amount of each award was determined based on the product of the final funding percentage certified by the O&C Committee in February 2018 and the target opportunity dollar amount stated in each individual award. The O&C Committee certified a funding trigger percentage of 103.6%,  an operational goal percentage of 119.2%, and a final funding percentage of 103.6% resulting in long-term incentive awards as set forth below for the Named Executive Officers.

2015 - 2017 Performance Period Long-Term Incentive Awards (Payable in 2018) for Named Executive Officers

Name	Actual Award ($ Value)
Robert S. Shapard	$2,289,411
David M. Davis	$652,697
Don J. Clevenger	$628,297
James A. Greer	$652,697
E. Allen Nye, Jr.	$706,071

In accordance with the terms of the plan, these amounts will be paid to such officers prior to April 1, 2018.

For a more detailed description of the Long-Term Incentive Plan, the net income funding trigger, the performance metrics and the actual performance levels achieved for the 2015-2017 performance period, refer to the narrative that follows the Grants of Plan-Based Awards – 2017 table.

Stock Appreciation Rights Settlement

The O&C Committee adopted and implemented the SARs Plan in 2008.  Between 2008 and 2011, the O&C Committee awarded SARs pursuant to the SARs Plan to certain employees of Oncor, including the Named Executive Officers. In 2012, all participants in the SARs Plan participated in an early exercise of all outstanding SARs issued under the SARs Plan (SARs Exercise Opportunity).  As a result, all outstanding SARs under the SARs Plan were exercised and have been settled with participants, other than the accrual of interest on all dividends declared as of October 31, 2012 with respect to the SARs at the ten-year Treasury constant maturity rate increased by 100 basis points, as determined by Oncor and adjusted semi-annually, and no further dividend accruals.  Due to the SARs Exercise Opportunity, we began to accrue interest for the Named Executive Officers on the following amounts of dividends:  Mr. Shapard, $5,104,820; Mr. Davis, $816,771; Mr. Clevenger, $816,771, Mr. Greer, $1,061,802; and Mr. Nye, $250,649. The dividends and interest are payable when dividends would become payable under the SARs Plan, which is generally upon a participant’s death, disability, separation from service, unforeseeable emergency, or a change in control, each as defined by section 409A of the Code.

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

Supplemental Retirement Plan

Oncor executives participate in the Supplemental Retirement Plan.  The Supplemental Retirement Plan provides for the payment of retirement benefits that:

•	Would otherwise be capped by the Code’s statutory limits for qualified retirement plans;
•	Include Executive Annual Incentive Plan awards in the definition of earnings (for participants in the traditional program component only); and/or
•	Oncor is obligated to pay under contractual arrangements.

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

Additional Benefits: In addition to the benefits described above, Oncor offers its executive officers the ability to participate in benefit plans for medical, dental and vision insurance, group term life insurance and accidental death and disability, which are generally made available to all employees at the company.

Impact of Sempra Acquisition on Executive Officers

In connection with the EFH Bankruptcy Proceedings, EFH Corp. and EFIH entered into the Sempra Merger Agreement with the Sempra Parties in August 2017. The Sempra Merger Agreement provides for the acquisition by Sempra of the 80.03% of Oncor’s membership interests owned indirectly by EFH Corp. and EFIH (Sempra Acquisition). For more information on the EFH Bankruptcy Proceedings, the Sempra Merger Agreement and the Sempra Acquisition, see Note 2 to Financial Statements.

Chief Executive Retirement and Transition and Named Executive Officer Role Changes Upon Acquisition Closing

In December 2017, Mr. Shapard notified our board of directors of his intention to retire effective on the date on which the Sempra Acquisition is consummated. Mr. Shapard is expected to remain on the board of directors of Oncor and serve as the Chairman of a newly constituted board of directors of Oncor following his retirement. In connection with Mr. Shapard’s notification of his intent to retire, in December 2017 our board of directors elected Mr. Nye to serve as our Chief Executive Officer effective on the consummation of the Sempra Acquisition. Our board of directors also elected, to be effective on the date on which the Sempra Acquisition is consummated, Mr. Davis to serve as Executive Vice President, Mr. Greer to serve as Executive Vice President and Chief Operating Officer, and Mr. Clevenger to serve as Senior Vice President and Chief Financial Officer. For additional executive officer changes in connection with the Sempra Acquisition, see “Directors, Executive Officers and Corporate Governance – Executive Officers –Executive Officer Changes in Connection with the Sempra Acquisition.”

In December 2017, the O&C Committee reviewed and set base salary and target payout opportunities for the executive team to be effective upon closing of the Sempra Acquisition. The O&C Committee set base salary and target payout opportunities based on the 2017 competitive market survey data and the executives’ respective expected responsibilities.

Letter Agreements

In August 2017, Oncor and Oncor Holdings entered into a letter agreement with Sempra and one of its wholly-owned subsidiaries (Sempra Letter Agreement). The Sempra Letter Agreement sets forth certain rights and obligations of the parties and describes certain corporate actions Oncor and Oncor Holdings would take in connection with the merger contemplated by the Sempra Merger Agreement, as well as conditions to Oncor’s and Oncor Holdings’ obligations to take those actions.  The Sempra Letter Agreement provides that, for Oncor’s executive officers, the Sempra Acquisition will constitute a change in control or change of control under Oncor’s existing benefit plans and policies. The Sempra Letter Agreement also provides that if any executive officer chooses to retire from or terminate his or her service with Oncor in connection with the closing of the Sempra Acquisition and notifies Sempra of that choice within three months following the closing of the Sempra Acquisition, the executive will be paid any and all benefits (including change in control benefits) to which such executive officer would be entitled in connection with such retirement or termination, treating such retirement or termination as a resignation with “good reason,” a termination “without cause,” or a retirement under the relevant Oncor benefit plan. For more information regarding the Sempra Acquisition, see “Items 1 and 2. Business and Properties ― EFH Bankruptcy Proceedings ―  Potential Change in Indirect Ownership of Oncor ―  Sempra Merger Agreement”.

On February 20, 2018, our board of directors, upon the recommendation of the O&C Committee, approved our entrance into letter agreements with each of our executive officers, other than Mr. Nye, who declined the opportunity to enter into such a letter agreement.  The letter agreements memorialize Sempra’s commitments under the Sempra Letter

Agreement with respect to executives who choose to retire from or terminate their service with Oncor in connection with the closing of the Sempra Acquisition. The letter agreements provide that for each executive who terminates employment with Oncor at any time during a stated protection period for any reason other than a termination by Oncor for cause (as defined in each benefit plan applicable to such executive), such executive will be entitled to any and all benefits to which the executive would be entitled to under each employee benefit plan in which the executive participates, with the amount of such benefits being based on the termination event (either a resignation for good reason, termination without cause, or retirement) that would result in the payment of the most favorable benefits to the executive. These letter agreements are effective only upon closing of the Sempra Acquisition. The protection period under these letter agreements is twenty-four months from the date of the closing of the Sempra Acquisition for Mr. Davis and three months from the date of closing of the Sempra Acquisition for each other executive who chooses to enter into such a letter agreement. The letter agreements also provide for reimbursement to the executive of certain legal fees and expenses relating to the letter agreement.

Named Executive Officer Performance Bonus Agreements

On February 22, 2018, we entered into performance bonus agreements with each of Mr. Nye and Mr. Greer. As discussed above, upon closing of the Sempra Acquisition, Mr. Nye will assume the office of Chief Executive and Mr. Greer will be promoted to Executive Vice President and Chief Operating Officer. The performance bonus agreements are effective upon closing of the Sempra Acquisition and provide for a performance bonus opportunity to each executive for each of the 2018 and 2019 fiscal years. The performance bonus agreements provide that if the executive remains in the continuous employ of Oncor or an affiliate through the last day of each such fiscal year, the executive will be entitled to a performance bonus equal to an award amount multiplied by a performance bonus funding percentage. The performance bonus funding percentage is calculated based on a comparison of Oncor’s achieved net income for such fiscal year to the net income included in Oncor’s annual financial plan for such fiscal year approved by Oncor’s board of directors, subject to any adjustments approved by the O&C Committee. Under the terms of the performance bonus agreements, the performance bonus funding percentage shall equal 50% if the achieved net income is 80% of such fiscal year’s financial plan net income or 150% if the achieved net income is 120% of such fiscal  year’s financial plan net income. The performance bonus funding percentage for achieved net income amounts between 80% and 120% of such fiscal year’s financial plan net income will be determined on a straight line interpolation basis. The O&C Committee will certify the final performance bonus funding percentage for each fiscal year and shall have the discretion to make any adjustments it deems necessary and advisable. Mr. Nye’s performance bonus agreements provides for an award amount of $1,610,000 for the 2018 fiscal year and $1,575,000 for the 2019 fiscal year. Mr. Greer’s performance bonus agreement provides for an award amount of $165,000 for the 2018 fiscal year and $135,000 for the 2019 fiscal year.

Under the terms of the performance bonus agreements, if the executive is employed by Oncor or an affiliate of Oncor on the last day of the 2018 or 2019 fiscal years, and his employment with Oncor or such affiliate terminates for any reason other than by Oncor or such affiliate for cause (as defined in the applicable performance bonus agreement) prior to the payment of the performance bonus for that fiscal year, the executive will be entitled to receive any earned performance bonus at the same time it would have been paid if the executive had remained an employee. If the executive is terminated for cause, or ceases employment with Oncor or such affiliate for reasons other than death, disability, retirement or a termination following a change in control, all of his outstanding and unpaid performance bonuses will be forfeited. In the event of a separation from service due to death, disability or retirement (other than a retirement that is also a termination following a change in control), the executive shall be entitled to, for each outstanding and unpaid performance bonus, payment of an amount equal to the product of (i) a fraction, the numerator of which is the number of days in the fiscal  year in which the separation of service occurs, up to and including the date of the executive’s separation from service, and the denominator of which is 365; and (ii) the performance bonus amount that would be payable for that fiscal year based on Oncor’s performance bonus funding percentage for that fiscal year. In the event of a termination following a change in control, the executive shall be entitled to, for each outstanding and unpaid performance bonus, payment within 60 days following his separation from service, an amount equal to (i) a fraction, the numerator of which is the number of days in the fiscal  year in which the separation of service occurs, up to and including the date of the executive’s separation from service, and the denominator of which is 365; and (ii) the performance bonus amount that would be payable for that fiscal year based on Oncor’s achievement of the financial plan net income for that year.

Individual Named Executive Officers Compensation

Employment Agreements

In February 2018, our board of directors approved our entrance into certain letter agreements with each of our current executive officers, other than Mr. Nye, who declined such opportunity, regarding the potential payment of certain benefits in the event of certain terminations of employment in connection with the closing of the Sempra Acquisition. In addition, we have entered into certain performance bonus agreements with Mr. Nye and Mr. Greer , to be effective upon closing of the Sempra Acquisition, regarding the award of performance bonus opportunities to such executives. For more information on these agreements, see “Impact of Sempra Acquisition on Executive Officers ― Letter Agreements” and Impact of Sempra Acquisition on Executive Officers ― Performance Bonus Agreements” above. Other than these agreements, Oncor does not currently have any employment agreements with any of the Named Executive Officers.

CEO Compensation

Robert S. Shapard

The following is a summary of Mr. Shapard’s individual compensation for 2017.

Base Salary:  Mr. Shapard’s base salary as CEO was increased from $902,000 to $929,000 effective November 26, 2017.

Annual Incentive: In 2018, the O&C Committee awarded Mr. Shapard $664,530 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2017 performance as well as the O&C Committee’s review of Mr. Shapard’s overall leadership of the company in 2017, including the successful filing and settlement of Oncor’s 2017 rate review, the consummation of the Sharyland Asset Exchange, and attention to matters relating to the EFH Bankruptcy Proceedings and the proposed transactions relating to the acquisition of Oncor in those proceedings. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2017 table and related narrative.

Long-Term Incentives:  In 2017, Mr. Shapard was granted a Long-Term Incentive Plan target award of $2,482,304 for the performance period of January 1, 2017 through December 31, 2019. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2020. In February 2018, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2015 for the January 1, 2015 – December 31, 2017 performance period. Mr. Shapard’s Long-Term Incentive Plan award for the 2015-2017 performance period is $2,289,411 and will be paid on or before April 1, 2018. See “—Compensation Elements —Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan-Based Awards-2017 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Compensation of Other Named Executive Officers

David M. Davis

The following is a summary of Mr. Davis’s individual compensation for 2017.

Base Salary:  Mr. Davis’ base salary as Senior Vice President and Chief Financial Officer was increased from $481,000 to $495,000 effective November 26, 2017.

Annual Incentive:  In 2018, the O&C Committee awarded Mr. Davis $258,004 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2017 performance, as well as Mr. Davis’s individual performance in 2017. Specifically, the O&C Committee and the CEO considered his involvement in the filing and settlement of Oncor’s 2017 rate review, the Sharyland Asset Exchange, and matters relating to the EFH Bankruptcy Proceedings and the proposed transactions relating to the acquisition of Oncor in those proceedings. The O&C Committee and the CEO also considered Mr. Davis’s management of the company’s financial systems, operations and initiatives, including the maintenance of planning, budgeting, accounting, and treasury functions and his management of the liquidity of Oncor’s maintenance and construction programs. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—

Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2017 table and related narrative.

Long-Term Incentives:  In 2017, Mr. Davis was granted a Long-Term Incentive Plan target award of $708,032 for the performance period of January 1, 2017 through December 31, 2019. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2020. In February 2018, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2015 for the January 1, 2015 – December 31, 2017 performance period. Mr. Davis’s Long-Term Incentive Plan award for the 2015-2017 performance period is $652,697 and will be paid on or before April 1, 2018. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan-Based Awards-2017 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Don J. Clevenger

The following is a summary of Mr. Clevenger’s individual compensation for 2017.

Base Salary:  Mr. Clevenger’s base salary as Senior Vice President, Strategic Planning, was increased from $463,000 to $477,000 effective November 26, 2017.

Annual Incentive:  In 2018, the O&C Committee awarded Mr. Clevenger $248,376 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2017 performance, as well as Mr. Clevenger’s individual performance in 2017. Specifically, the O&C Committee and the CEO considered his involvement in matters relating to the EFH Bankruptcy Proceedings and the proposed transactions relating to the acquisition of Oncor in those proceedings, Oncor’s 2017 rate review, and the Sharyland Asset Exchange. The O&C Committee and the CEO evaluated his performance overseeing the development of strategies, policies and plans for optimizing the value and performance of our electric delivery systems and related assets. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2017 table and related narrative.

Long-Term Incentives:   In 2017, Mr. Clevenger was granted a Long-Term Incentive Plan target award of $681,536 for the performance period of January 1, 2017 through December 31, 2019. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2020. In February 2018, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2015 for the January 1, 2015 – December 31, 2017 performance period. Mr. Clevenger’s Long-Term Incentive Plan award for the 2015-2017 performance period is $628,297 and will be paid on or before April 1, 2018. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan-Based Awards-2017 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

James A. Greer

The following is a summary of Mr. Greer’s individual compensation for 2017.

Base Salary:  Mr. Greer’s base salary as Senior Vice President and Chief Operating Officer was increased from $481,000 to $495,000 effective November 26, 2017.

Annual Incentive:  In 2018, the O&C Committee awarded Mr. Greer $258,004 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2017 performance, as well as Mr. Greer’s individual performance in 2017 overseeing the operational aspects of the Sharyland Asset Exchange and his involvement in the filing and settlement of Oncor’s 2017 rate review and matters relating to the EFH Bankruptcy Proceedings, as well as his performance overseeing the complex operations of Oncor’s entire transmission and distribution system, one of the largest such systems in the country. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2017 table and related narrative.

Long-Term Incentives:   In 2017, Mr. Greer was granted a Long-Term Incentive Plan target award of $708,032 for the performance period of January 1, 2017 through December 31, 2019. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2020. In February 2018, the O&C

Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2015 for the January 1, 2015 – December 31, 2017 performance period. Mr. Greer’s Long-Term Incentive Plan award for the 2015-2017 performance period is $652,697 and will be paid on or before April 1, 2018. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan-Based Awards-2017 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

E. Allen Nye, Jr.

The following is a summary of Mr. Nye’s individual compensation for 2017.

Base Salary:  Mr. Nye’s base salary as Senior Vice President and General Counsel was increased from $520,000 to $536,000 effective November 26, 2017.

Annual Incentive:  In 2018, the O&C Committee awarded Mr. Nye $278,968 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2017 performance, as well as Mr. Nye’s individual performance in 2017 overseeing all legal, regulatory and governmental affairs matters affecting Oncor, which included several significant matters in 2017, including matters relating to the EFH Bankruptcy Proceedings, the Sempra Acquisition PUCT proceedings, the filing and settlement of Oncor’s 2017 rate review, Oncor’s entrance into the Sharyland Merger Agreement and the consummation of the Sharyland Asset Exchange. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2017 table and related narrative.

Long-Term Incentives:   In 2017, Mr. Nye was granted a Long-Term Incentive Plan target award of $765,440 for the performance period of January 1, 2017 through December 31, 2019. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2020. In February 2018, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2015 for the January 1, 2015 – December 31, 2017 performance period. Mr. Nye’s Long-Term Incentive Plan award for the 2015-2017 performance period is $706,071 and will be paid on or before April 1, 2018. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan-Based Awards-2017 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Contingent Payments

Change in Control Policy

Oncor makes available a change in control policy (Change in Control Policy) for its eligible executives.  The purpose of the Change in Control Policy is to provide the payment of transition benefits to eligible executives if:

•	Their employment with the company or a successor is terminated within twenty-four months following a change in control of the company; and
•	They:
o	are terminated without cause, or
o	resign for good reason.

The terms “change in control,” “without cause” and “good reason” are defined in the Change in Control Policy.    The Sempra Letter Agreement provides that the Sempra Acquisition would constitute a change in control under the Change in Control Policy and also contemplates payment of benefits in the event of certain executive officer retirements or resignations following consummation of the Sempra Acquisition.  See “— Impact of Sempra Acquisition on Executive Officers Letter Agreements” for more information.

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

Refer to “Potential Payments upon Termination or Change in Control—Change in Control Policy” for detailed information about payments and benefits that our executive officers are eligible to receive under the Change in Control Policy.

Severance Plan

Oncor also makes available a Severance Plan (Severance Plan) to provide certain benefits to eligible executives.  The purpose of the Severance Plan is to provide benefits to eligible executives who are not eligible for severance pursuant to another plan or agreement (including an employment agreement) and whose employment is involuntarily terminated for reasons other than:

•	Cause (as defined in the Severance Plan);
•	Disability of the employee, if the employee is a participant in our long-term disability plan; or
•	A transaction involving the company or any of its affiliates in which the employee is offered employment with a company involved in, or related to, the transaction.

We believe it is important to have a severance plan in place to attract and retain the caliber of executives that our business requires and to foster an environment of relative security within which we believe our executives will be able to focus on achieving company goals.  Refer to “Potential Payments upon Termination or Change in Control” for detailed information about payments and benefits that our executive officers are eligible to receive under the Severance Plan.

Accounting and Tax Considerations

Accounting Considerations

Based on accounting guidance for compensation arrangements, no compensation expense is recognized with respect to Class B Interests issued pursuant to the Management Investment Opportunity as the units were purchased by participants for fair value.

Under the SARs Plan and related 2012 SARs Exercise Opportunity, while the SARs were outstanding, amounts equal to dividends that were paid in respect of Oncor membership interests were credited to the SARs holder’s account as if the SARs were units of Oncor, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control.  As payments under the dividend provision were not contingent upon a future liquidity event, the liability related to the declared dividends is accrued as vested. For accounting purposes, the liability is discounted based on an employee’s expected retirement date.

Income Tax Considerations

Prior to January 1, 2018, Section 162(m) of the Code generally limited the tax deductibility by a publicly held company of compensation in excess of $1 million paid to certain of its executive officers.  Historically, compensation that qualifies as “performance-based compensation” under Section 162(m) of the Code could be excluded from this $1 million limit, but this exception has now been repealed, effective for taxable years beginning after December 31, 2017, unless certain transition relief for certain compensation arrangements in place as of November 2, 2017 is available.  Because we are a privately-held limited liability company, Section 162(m) did not apply to us in 2017.  However, the tax reform legislation passed in late 2017 expanded in certain instances the applicability of Section 162(m). We are still evaluating the revised Section 162(m) as well as other revised sections of the Code and their potential impact on our company, and are waiting for applicable guidance from the U.S. government, but we currently believe that Section 162(m) will apply to us in 2018. As a result, we currently expect that, beginning in 2018, Section 162(m) of the Code will generally disallow a federal income tax deduction for compensation in excess of $1 million paid to certain executive officers (and certain former executive officers), unless the transition relief described above applies to such compensation. The O&C Committee will consider the impact of the application of Section 162(m) on our compensation programs and the tax deductibility of compensation. In any event, the O&C Committee retains discretion to authorize payment of compensation that may not be fully tax deductible when it believes this would be in the best interest of Oncor.

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

Thomas M. Dunning

Thomas D. Ferguson

Steven J. Zucchet

Compensation Committee Interlocks and Insider Participation

Two of our O&C Committee members, Messrs. Ferguson and Zucchet, are not classified as independent directors under the standards set forth in the Limited Liability Company Agreement.  Mr. Ferguson is a managing director of Goldman, Sachs, & Co., a member of the Sponsor Group, and also serves on the board of EFH Corp. and the board of managers of EFIH. Mr. Ferguson was appointed to our board of directors by Oncor Holdings at the direction of EFIH. Mr. Zucchet is employed by OMERS Infrastructure Management Inc., a beneficial owner of Texas Transmission, and serves as an officer and director of Texas Transmission’s parent company.  Mr. Zucchet was appointed to the board of directors by Texas Transmission.  For a description of the ability of Oncor Holdings and Texas Transmission to appoint directors, see “Directors, Executive Officers and Corporate Governance – Director – Director Appointments.”  For a description of Oncor related-party transactions involving the Sponsor Group, EFH Corp. and Texas Transmission, see “Certain Relationships and Related Transactions, and Director Independence.”

No member of the O&C Committee is or has ever been one of our officers or employees.  No interlocking relationship exists between our executive officers and the board of directors or compensation committee of any other company.

Summary Compensation Table

The following table provides information, for the fiscal years ended December 31, 2017, 2016 and 2015 regarding the aggregate compensation paid to our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)
Robert S. Shapard
Chief Executive	2017	$904,250	-	$2,953,941	$146,557	$286,213	$4,290,961
Officer	2016	$862,583	-	$3,148,034	$168,895	$268,422	$4,447,934
	2015	$807,667	-	$3,063,795	$84,332	$367,151	$4,322,945
David M. Davis
Senior Vice President	2017	$482,167	-	$910,701	$838,110	$94,003	$2,324,981
and Chief Financial	2016	$459,917	-	$975,201	$663,362	$88,818	$2,187,298
Officer	2015	$430,500	-	$966,838	$262,772	$87,522	$1,747,632
Don J. Clevenger
Senior Vice President,	2017	$464,167	-	$876,673	$45,846	$93,565	$1,480,251
Strategic Planning	2016	$442,833	-	$892,943	$58,433	$90,590	$1,484,799
	2015	$414,417	-	$891,679	$6,993	$88,521	$1,401,610
James A. Greer
Senior Vice President	2017	$482,167	-	$910,701	$885,118	$98,507	$2,376,493
and Chief Operating	2016	$459,917	-	$927,646	$738,775	$93,407	$2,219,745
Officer	2015	$430,500	-	$919,246	$335,217	$92,388	$1,777,351
E. Allen Nye, Jr.
Senior Vice President,	2017	$521,333	-	$985,039	$62,930	$94,200	$1,663,502
General Counsel and	2016	$497,083	$300,000	$1,075,869	$73,573	$88,382	$2,034,907
Secretary	2015	$465,667	-	$1,078,544	$30,255	$84,984	$1,659,450

______________

(1)

Amounts reported as “Non-Equity Incentive Plan Compensation” were earned by the executive in the respective year and represent amounts related to awards for such years pursuant to the Executive Annual Incentive Plan and the Long-Term Incentive Plan.  Awards under the Executive Annual Incentive Plan for any given year are paid in March of the following year. Awards under the Long-Term Incentive Plan are paid on or before April 1 following a 36-month performance period. Long-Term Incentive Plan amount in this column for 2017 represents an award to be paid in 2018 that were earned by the executive for the 2015-2017 performance period.

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

(3)	Amounts reported as “All Other Compensation” for 2017 are attributable to the executive’s receipt of compensation as described in the following table.

2017 All Other Compensation Components for Named Executive Officers

Name	Thrift Plan Company Match ($)	Salary Deferral Program Company Match ($)(1)	SARs Plan Settlement Dividend Interest Accruals ($)(2)	Perquisites ($)(3)	Total ($)
Robert S. Shapard	$16,200	$72,340	$161,057	$36,616	$286,213
David M. Davis	$12,150	$38,573	$25,768	$17,512	$94,003
Don J. Clevenger	$16,200	$37,133	$25,768	$14,464	$93,565
James A. Greer	$12,150	$38,573	$33,499	$14,285	$98,507
E. Allen Nye, Jr.	$15,555	$41,707	$7,908	$29,030	$94,200

______________

(1)

Amounts represent company matching amounts under the Salary Deferral Program. Refer to the narrative that follows the Nonqualified Deferred Compensation table below for a more detailed description of the Salary Deferral Program, the matching formula, and the discretionary contribution for Mr. Shapard.

(2)

As discussed under “Compensation Discussion and Analysis – Compensation Elements – Long-Term Incentives – Stock Appreciation Rights Settlement,” in connection with the SARs Exercise Opportunity participants agreed that no further dividends would accrue, but that interest would be paid on dividends declared on or before October 31, 2012 accrued at the ten-year Treasury constant maturity rate increased by 100 basis points, as determined by Oncor and adjusted semi-annually.  Amounts in this column reflect such interest accruals in 2017.

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

2017 Perquisites for Named Executive Officers

Name	Financial Planning ($)	Executive Physical ($)	Country Club and/or Luncheon Club Dues ($)	Spouse Travel ($)(1)	Other ($)(2)	Total ($)
Robert S. Shapard	$11,830	$3,672	$13,350	-	$7,764	$36,616
David M. Davis	$10,370	$4,349	$2,793	-		$17,512
Don J. Clevenger	-	$250	$12,734	-	$1,480	$14,464
James A. Greer	$10,370	$3,915		-		$14,285
E. Allen Nye, Jr.	$10,370	$6,131	$6,909	-	$5,620	$29,030

______________

(1)Amounts in this column represent spouse expenses for accompanying the Named Executive Officer on business travel.

(2)Amounts in this column represent the cost of event tickets for personal entertainment.

Grants of Plan-Based Awards – 2017

The following table sets forth information regarding grants of plan-based awards to Named Executive Officers under our Executive Annual Incentive Plan and Long-Term Incentive Plan during the fiscal year ended December 31, 2017.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
Name	($)	($)	($)
Robert S. Shapard
Executive Annual Incentive Plan (1)	$346,832	$693,664	$1,040,496
Long-Term Incentive Plan - 2017 (2)	$1,241,152	$2,482,304	$3,723,456
David M. Davis
Executive Annual Incentive Plan (1)	$134,658	$269,315	$403,973
Long-Term Incentive Plan - 2017 (2)	$354,016	$708,032	$1,062,048
Don J. Clevenger
Executive Annual Incentive Plan (1)	$129,633	$259,265	$388,898
Long-Term Incentive Plan - 2017 (2)	$340,768	$681,536	$1,022,304
James A. Greer
Executive Annual Incentive Plan (1)	$134,658	$269,315	$403,973
Long-Term Incentive Plan - 2017 (2)	$354,016	$708,032	$1,062,048
E. Allen Nye, Jr.
Executive Annual Incentive Plan (1)	$145,599	$291,198	$436,797
Long-Term Incentive Plan - 2017 (2)	$382,720	$765,440	$1,148,160

________________

(1)

The amounts reported reflect the threshold, target and maximum amounts available under the Executive Annual Incentive Plan.  Threshold, target and maximum amounts were determined by the O&C Committee in March 2017 and final award payout amounts were determined by the O&C Committee in February 2018.  The actual awards for the 2017 plan year will be paid in March 2018 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

(2)

The amounts reported reflect the threshold, target and maximum amounts available for award grants made in 2017 under the Long-Term Incentive Plan. Target amounts for each Named Executive Officer were determined by the O&C Committee in March 2017 and any final awards will be payable on or before April 1, 2020 based on achievement of performance goals for the 2017-2019 performance period, as discussed in more detail below under “— Long-Term Incentive Plan.” Actual awards for the performance period ending on December 31, 2017 will be paid on or before April 1, 2018 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation”.

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

Funding for awards payable in any given plan year is determined based on  a funding trigger based on Oncor’s EBITDA and any additional operational or other metrics that the O&C Committee elects to apply in determining the aggregate amount of awards.  Based on the level of attainment of these EBITDA and operational metrics targets, the O&C Committee determines an aggregate final funding percentage.  This final funding percentage is multiplied by target awards, which amount is then multiplied by individual performance modifiers to provide the final Executive Annual Incentive Plan award. Each step in the calculation process is described in more detail below.

Step 1: EBITDA Achievement

Incentives are only payable under the Executive Annual Incentive Plan in the event the threshold EBITDA funding trigger is achieved.  The level of EBITDA achieved is used to calculate a funding trigger percentage as illustrated in the table below.

Funding Trigger Achieved	Funding Trigger Percentage
Actual EBITDA is less than threshold	0%
Actual EBITDA equals threshold	50%
Actual EBITDA is greater than threshold but less than target	Percentage between 50% - 100% equal to the percentage of the target EBITDA achieved
Actual EBITDA equals target	100%
Actual EBITDA is greater than target but less than superior	Percentage between 100% - 150% equal to the percentage of the superior EBITDA achieved
Actual EBITDA equals or is greater than superior	150%

For 2017, the EBITDA funding triggers (threshold,  target and superior), actual results and funding trigger percentage under the Executive Annual Incentive Plan were as follows:

Name	Threshold ($ millions)	Target ($ millions)	Superior ($ millions)	Actual Results ($ millions)	Funding Trigger Percentage
EBITDA	$1,697.9	$1,886.6	$2,075.3	$1,870.6	95.8%

Step 2: Operational Achievement

If the threshold EBITDA funding trigger is achieved, then once the EBITDA funding percentage is determined, the operational or other metrics set by the O&C Committee are then applied to determine an operational funding percentage.  For 2017, the O&C Committee only used operational metrics, which are set forth in the table below.

Additional Metric	Description
Safety	Number of employee injuries using a Days Away, Restricted or Transfer (DART) system with a modifier for fatalities resulting from a safety violation

Reliability	Non-storm System Average Interruption Duration Index (SAIDI), which measures the average number of minutes electric service is interrupted per customer in a year on a weather normalized basis

Operational Efficiency	Based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis

Infrastructure Readiness	Measured by a metric based on capital expenditure per three year average kW peak; expressed as a cumulative percentage

For further information on the operational metrics, see “Compensation Discussion and Analysis—Compensation Elements—Executive Annual Incentive Plan.”

The O&C Committee determines the weighting of each of those metrics within the final operational funding percentage.  As with the EBITDA funding trigger, each operational metric must meet a threshold level in order to provide any funding for that metric.  Meeting the threshold amount results in 50% of the available funding for that specific metric.  The O&C Committee also sets target and superior levels for each operational metric, and achievement of those levels results in funding for a specific metric of 100% and 150%, respectively.  Once threshold has been achieved, actual results in between each level result in a funding percentage equal to the percentage of the target achieved (up to 150%, for achievement of the superior performance level).  For 2017, the weighting, actual results and operational funding percentages for the operational metrics under the Executive Annual Incentive Plan were as follows:

Goal	Weighting	Threshold(1)	Target(2)	Superior(3)	Actual Results	Operational Funding Percentage
Safety (measured in number of injuries per 200,000 hours)
DART	30%	0.72	0.61	0.44	0.52	37.9%
Reliability (measured in minutes)
Non-storm SAIDI	30%	99.0	93.0	77.0	92.8	30.2%
Operational Efficiency - O&M Cost Per Customer (measured in $ per customer)
O&M	30%	$187.82	$175.54	$163.25	171.27	35.2%
Infrastructure Readiness
Capital expenditures per three year average kW peak	10%	97.00%, 105.00%	98.00%, 103.00%	99.00%, 101.49%	104.31%	6.7%
Total Operational Funding Percentage						110.0%

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

For 2017, achievement of operational metrics resulted in an operational funding percentage of 110.0%. The operational funding percentage can decrease the final funding percentage, as described in more detail below.

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

For 2017, since actual EBITDA was greater than threshold but less than target, the final funding percentage was the lesser of the funding trigger percentage or the operational funding percentage, resulting in a final funding percentage of 95.8%.

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

The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2017 would consist of both a financial trigger and operational metrics, as set forth below.

2017 - 2019 Performance Period (awards granted in 2017, payable in 2020)
Funding Trigger		Threshold	Target	Superior
Net Income ($ millions; 2017-2019 cumulative)(1)		85%	100%	115%
Performance Goals
Weighting	Performance Metric	Performance Goal
30%	Safety – measured by Days Away, Restricted or Transferred (DART); cumulative	Threshold		0.69
		Target		0.58
		Superior		0.41
30%	Reliability - measured by non-storm System Average Interruption Duration Index (SAIDI) in minutes; cumulative	Threshold		291
		Target		273
		Superior		224
30%	Operational efficiency - measured by operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) on a cost per customer basis; $; average(2)	Threshold		107%
		Target		100%
		Superior		93%
10%	Operational efficiency - measured by an infrastructure readiness metric based on the capital expenditure per three year average kW peak; expressed as a cumulative percentage	Threshold		97.0%, 105.0%
		Target		98.0%, 103.0%
		Superior		99.0% - 101.49%

______________

(1)

The awards note that no later than 90 days after the start of each year within the performance period, the board of directors of Oncor will approve the annual financial plan for such year. Threshold, Target and Superior levels for net income are reflected as percentages of the cumulative net income set forth in such financial plans for the 2017-2019 performance period.

(2)

The awards note that no later than 90 days after the start of each year within the performance period, the board of directors of Oncor will approve the annual financial plan for such year. Threshold, Target and Superior levels for operational efficiency are reflected as percentages of the average O&M and SG&A (on a cost per customer basis) set forth in such financial plans for the 2017-2019 Performance Period.

For awards granted in 2016 and 2017, the net income funding trigger and operational efficiency performance goals measured by O&M and SG&A on a cost per customer basis were noted as percentages of the cumulative net income set forth in the financial plans approved by our board of directors for each year in the 2016-2018 and 2017-2019 performance periods. In October 2016 our board of directors approved the financial plan for 2017. Based on the approved financial plan, the O&C Committee in March 2017 declared that for purposes of calculating the cumulative performance goals for the 2016-2018 and 2017-2019 performance periods, the 2017 net income funding trigger threshold, target and superior levels shall be $390.3 million, $459.2 million and $528.1 million, respectively, and the 2017 operational efficiency metric (measured by O&M and SG&A on a cost per customer basis) threshold, target and superior levels shall be $187.82, $175.53 and $163.25. For purposes of calculating the cumulative performance goals for the 2016-2018 and 2017-2019 performance periods, in February 2018, based on the 2018 financial plan approved by our board of directors in February 2018, the O&C Committee certified that the 2018 net income funding trigger threshold, target and superior levels at $445.6 million, $524.2 million and $602.8 million, respectively, and the 2018 operational efficiency metric (measured by O&M and SG&A on a cost per customer basis) threshold, target and superior levels at $195.72, $182.91 and $170.11.

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

Once a funding trigger percentage is determined, an operational goal percentage is determined based on Oncor’s satisfaction of four operational metrics. The operational goals used for the Long-Term Incentive Plan awards mirror the operational metrics used for awards under the Executive Annual Incentive Plan.  The table below sets forth the operational goals that the O&C Committee applied for 2017 grants.

Operational Goals	Description
Safety	Number of employee injuries using a Days Away, Restricted or Transfer (DART) system with a modifier for fatalities resulting from a safety violation

Reliability	Non-storm System Average Interruption Duration Index (SAIDI), which measures the average number of minutes electric service is interrupted per customer in a year on a weather normalized basis

Operational Efficiency	Based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis

Infrastructure Readiness	Measured by a metric based on capital expenditure per three year average kW peak; expressed as a cumulative percentage

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

In March 2017, our board of directors, upon the recommendation of the O&C Committee, adjusted the threshold, target and superior net income funding trigger levels for awards granted in 2015 for the 2015-2017 performance period and payable in 2018. Under the original awards, the threshold, target and superior net income funding trigger levels were set at $1,158.7 million, $1,363.2 million and $1,567.8 million respectively. The adjustments in March 2017, which were favorable to participants, decreased each of those funding trigger levels and were made as certain events that were contemplated in the calculation of net income when the awards were granted did not occur. As a result of the adjustment, the new performance goals for the 2015-2017 performance period awards, which are payable in 2018, are as described below.

In February 2018, the O&C Committee certified the level of attainment of performance goals established for long-term incentive awards granted in 2015 with a performance period that ended on December 31, 2017. The performance goals achieved for the 2015-2017 performance goal period were certified by the O&C Committee as follows:

2015 -2017 Performance Period Results (awards granted in 2015, payable in 2018)
Funding Trigger		Threshold	Target	Superior	Actual	Achievement
Net Income ($ millions; 2015-2017 cumulative)		$1,144.4	$1,346.4	$1,548.4	1,361.0	103.6%
2015-2017 Performance Goals
Weighting	Performance Metric	Performance Goal			Actual	Achievement
30%	Safety - measured by Days Away, Restricted or Transferred (DART); cumulative	Threshold		0.79
		Target		0.69	0.52	45.0%
		Superior		0.54
30%	Reliability - measured by non-storm System Average Interruption Duration Index (SAIDI) in minutes; cumulative	Threshold		304
		Target		286	284.1	30.8%
		Superior		249
30%	Operational efficiency − measured by operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) on a cost per customer basis, $; average	Threshold		184.79
		Target		172.70	171.65	31.3%
		Superior		160.61
10%	Operational efficiency − measured by an infrastructure readiness metric based on the capital expenditure per three year average kW peak; expressed as a cumulative percentage	Threshold		97.00, 105.00
		Target		98.00, 103.00	102.38%	12.1%
		Superior		99.00 – 101.49
			Performance Goal Percentage:			119.2%

The O&C Committee certified a funding trigger percentage of 103.6%, a performance goal percentage of 119.2%, and a final funding percentage of 103.6% for the 2015-2017 performance period, resulting in long-term incentive awards as follows for the Named Executive Officers: Mr. Shapard: $2,289,411, Mr. Davis: $652,697, Mr. Clevenger: $628,297, Mr. Greer: $652,697, and Mr. Nye: $706,071. These amounts will be paid to such officers on or before April 1, 2018.

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

Pension Benefits

The following table sets forth information regarding Oncor’s participation in the retirement plans that provide for benefits, in connection with, or following, the retirement of Named Executive Officers for the fiscal year ended December 31, 2017:

Name	Plan Name	Number of Years Accredited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Robert S. Shapard	Oncor Retirement Plan	32.0833	$1,026,158	─
	Supplemental Retirement Plan	32.0833	$679,408	─
David M. Davis	Oncor Retirement Plan	25.5000	$1,774,462	─
	Supplemental Retirement Plan	25.5000	$2,540,810	─
Don J. Clevenger	Oncor Retirement Plan	12.6667	$190,135	─
	Supplemental Retirement Plan	12.6667	$158,382	─
James A. Greer	Oncor Retirement Plan	32.5000	$2,226,115	─
	Supplemental Retirement Plan	32.5000	$2,518,001	─
E. Allen Nye, Jr.	Oncor Retirement Plan	6.0000	$96,120	─
	Supplemental Retirement Plan	6.0000	$174,662	─

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

(2)

Through 2017, Mr. Shapard accumulated benefits in two EFH Corp.-sponsored supplemental retirement plans as a result of his service as an employee of EFH Corp.’s predecessor prior to joining Oncor.  Those benefits are paid solely by EFH Corp. in connection with various changes made by EFH Corp. to its retirement plans in 2012 and as a result are not reported in this table.

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

Annual retirement benefits under the traditional defined benefit component, which applied during 2017 to Messrs. Davis and Greer, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant’s average annual earnings (base salary) during his/her three years of highest earnings.  Under the cash balance component, which covers Messrs. Shapard, Clevenger and Nye, a hypothetical account is established for participants and credited with monthly contribution credits equal to a percentage of the participant’s compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant’s combined age and years of accredited service), plus interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year.  Benefits paid under the traditional defined benefit component of the Oncor Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code.

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

The table set forth above illustrates the present value on December 31, 2017 of each Named Executive Officer’s Retirement Plan benefit and benefits payable under the Supplemental Retirement Plan, based on his or her years of service and remuneration through December 31, 2017.  Benefits accrued under the Supplemental Retirement Plan after December 31, 2004 are subject to Section 409A of the Code.  Accordingly, certain provisions of the Supplemental Retirement Plan have been modified in order to comply with the requirements of Section 409A and related guidance.

The present value of accumulated benefits for the traditional benefit component of the Oncor Retirement Plan and Supplemental Retirement Plan was calculated based on the executive’s annuity payable at the earliest age that unreduced benefits are available under the Plans (generally age 62).  Unmarried executives are assumed to elect a single life annuity.  For married executives, it is assumed that 60% will elect a 100% joint and survivor annuity and 40% will elect a single life annuity.  Post-retirement mortality was based on the RP-2014 Fully Generational Mortality Table for Healthy Annuitants with base year 2006 using projection scale MP-2017.  A discount rate of 3.53% was applied, and no pre-retirement mortality or turnover was reflected.

The present value of accumulated benefit for the cash balance component of the Oncor Retirement Plan and the Supplemental Retirement Plan was calculated as the value of the executive’s cash balance account projected to age 65 at an assumed growth rate of 3.50% and then discounted back to December 31, 2017 at 3.53%. No mortality or turnover assumptions were applied.

Early retirement benefits under the Oncor Retirement Plan are available to participants under the traditional defined benefit component upon their attainment of age 55 and achievement of 15 years of accredited service.  Early retirement results in a retirement benefit payment reduction of 4% for each full year (and 0.333% for each additional full calendar month) between the date the participant retires and the date the participant would reach age 62.  Participants in the cash balance component can receive their benefit upon retirement or upon severance of service with the Company provided they have at least 10 years of accredited service or upon the time they would have accumulated 10 years of accredited service under the plan but for the severance of service. Benefits under the Supplemental Retirement Plan are subject to the same age and service restrictions, but are only available to our executive officers and certain other key employees.

Nonqualified Deferred Compensation – 2017

The following table sets forth information regarding the deferral of components of our Named Executive Officers’ compensation on a basis that is not tax-qualified for the fiscal year ended December 31, 2017:

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings (Loss) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(6)
Robert S. Shapard
Salary Deferral Program	$72,340	$72,340	$254,883	-	$1,793,050
David M. Davis (3)
Salary Deferral Program	$38,573	$38,573	$119,238	$16,482	$955,202
Don J. Clevenger (4)
Salary Deferral Program	$37,133	$37,133	$122,482	$97,888	$781,047
James A. Greer (5)
Salary Deferral Program	$38,573	$38,573	$126,538	$12,445	$986,338
E. Allen Nye, Jr.
Salary Deferral Program	$41,707	$41,707	$116,894	-	$731,892

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

(3)

$5,593 of Mr. Davis’s aggregate earnings in the last fiscal year are attributable to earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.

(4)

$2,450 of Mr. Clevenger’s aggregate earnings in the last fiscal year are attributable to earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.

(5)

$7,037 of Mr. Greer’s aggregate earnings in the last fiscal year are attributable to earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.

(6)

$648,664, $245,160, $277,703, $228,085, and $265,792 represent company match accounts prior to 2017 for Messrs. Shapard, Davis, Clevenger, Greer, and Nye, respectively, and as a result were included as compensation in the Summary Compensation Table in previous years for the year earned, as applicable.

Salary Deferral Program

Under the Salary Deferral Program, each employee of Oncor, who is in a designated job level and whose annual salary is equal to or greater than an amount established under the Salary Deferral Program ($123,840 for the program year beginning January 1, 2017) may elect to defer up to 50% of annual base salary, and/or up to 85% of any bonus or incentive award.  This deferral (including any vested matching contributions, as described below) may be made for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof, at the election of the employee.  Oncor makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the Salary Deferral Program. Oncor does not match deferred annual incentive awards.  Matching contributions vest at the earliest of seven years after the deferral date, executive’s retirement or a change in control of Oncor (as defined in the Salary Deferral Program).

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

Potential Payments upon Termination or Change in Control

The tables and narrative below provide information for payments to Oncor’s Named Executive Officers (or, as applicable, enhancements to payments or benefits) in the event of termination including retirement, voluntary, for cause, death, disability, without cause or change in control of Oncor.  The amounts shown below assume that such a termination of employment and/or change in control occurred on December 31, 2017.

In 2017, all of our executive officers were eligible to receive benefits under the terms of the Change in Control Policy and the Severance Plan, as more fully described following the tables below.  In addition to the provisions of those plans, the Salary Deferral Program provides that all company-matching awards will become automatically vested in the event of a termination without cause following a change in control, death, disability or retirement.  The amounts listed in the tables below regarding the Salary Deferral Program only represent the immediate vesting of company matching contributions resulting from death, disability or a termination without cause following the occurrence of a change in control.  Vested amounts and contributions made to such plan by each Named Executive Officer are disclosed in the Nonqualified Deferred

Compensation table above.  For a more detailed discussion of the Salary Deferral Program, see the Nonqualified Deferred Compensation table above and the narrative following the Nonqualified Deferred Compensation table.

Retirement benefits under the Oncor Retirement Plan and Supplemental Retirement Plan are available to participants upon their attainment of age 65. Early retirement benefits under the Oncor Retirement Plan are available to our employees covered in the traditional defined benefit component upon their attainment of age 55 and achievement of 15 years of accredited service.  Early retirement results in a retirement benefit payment reduction of 4% for each full year (and 0.333% for each additional full calendar month) between the date the participant retires and the date the participant would reach age 62.  Early retirement benefits are available to our employees in the cash balance component upon their achievement of 10 years of accredited service at the time of his/her severance from service or on the date the participant would have accumulated 10 years of accredited service but for the participant’s severance from service. Benefits under the Supplemental Retirement Plan are subject to the same age and service restrictions, but are only available to our executive officers and certain other key employees.  Mr. Shapard participates in the cash balance component of the retirement plans and as of December 31, 2017, he had met the age and service requirements and was therefore eligible for full retirement benefits under those plans.  Messrs. Clevenger and Nye also participate in the cash balance component and were not eligible to retire early because they had not met the age and service requirements.  Messrs. Davis and Greer participate in the traditional defined benefit component of the retirement plans, and because they have satisfied both the age requirement and 15 years of accredited service, they are eligible to retire early upon termination of employment.  No additional potential payments will be triggered by any termination of employment or change in control, and as a result no amounts are reported in the tables below for such retirement plans.  For a more detailed discussion of the retirement plans, see the Pension Benefits table above and the narrative following the Pension Benefits table.

All our Named Executive Officers participate in benefit plans for group term life insurance and accidental death and disability.  Any benefits received under these policies are paid to the beneficiary by a third-party provider.

In connection with the November 2012 SARs Exercise Opportunity, each SARs holder agreed that no further dividends would accumulate following such exercise, and that interest would accrue on their existing dividend accounts until such dividends were paid in accordance with the terms of the SARs Plan. The dividends and interest are payable when dividends would become payable under the SARs Plan, generally upon a participant’s death, disability, separation from service, unforeseeable emergency, or a change in control, each as defined by section 409A of the Code.

In August 2017, Oncor and Oncor Holdings entered into a letter agreement with Sempra and one of its wholly-owned subsidiaries (Sempra Letter Agreement). The Sempra Letter Agreement sets forth certain rights and obligations of the parties and describes certain corporate actions Oncor and Oncor Holdings would take in connection with the merger contemplated by the Sempra Merger Agreement, as well as conditions to Oncor’s and Oncor Holdings’ obligations to take those actions.  The Sempra Letter Agreement provides that, for Oncor’s executive officers, the Sempra Acquisition will constitute a change in control or change of control under Oncor’s existing benefit plans and policies. The Sempra Letter Agreement also provides that if any executive officer chooses to retire from or terminate his or her service with Oncor in connection with the closing of the Sempra Acquisition and notifies Sempra of that choice within three months following the closing of the Sempra Acquisition, the executive will be paid any and all benefits (including change in control benefits) to which such executive officer would be entitled in connection with such retirement or termination, treating such retirement or termination as a resignation with “good reason,” a termination “without cause,” or a retirement under the relevant Oncor benefit plan. For more information regarding the Sempra Acquisition, see “Items 1 and 2. Business and Properties ― EFH Bankruptcy Proceedings ―  Potential Change in Indirect Ownership of Oncor ―  Sempra Merger Agreement”.

On February 20, 2018, our board of directors, upon the recommendation of the O&C Committee, approved our entrance into letter agreements with each of our executive officers, other than Mr. Nye, who declined the opportunity to enter into such a letter agreement.  The letter agreements memorialize Sempra’s commitments under the Sempra Letter Agreement with respect to executives who choose to retire from or terminate their service with Oncor in connection with the closing of the Sempra Acquisition. The letter agreements provide that for each executive who terminates employment with Oncor at any time during a stated protection period for any reason other than a termination by Oncor for cause (as defined in each benefit plan applicable to such executive), such executive will be entitled to any and all benefits to which the executive would be entitled to under each employee benefit plan in which the executive participates, with the amount of such benefits being based on the termination event (either a resignation for good reason, termination without cause, or retirement) that would result in the payment of the most favorable benefits to the executive. These letter agreements are effective only upon closing of the Sempra Acquisition. The protection period under these letter agreements is twenty-four months from the date of the closing of the Sempra Acquisition for Mr. Davis and three months from the date of closing of the Sempra Acquisition for each other executive who chooses to enter into such a letter agreement. The letter agreements also provide for reimbursement to the executive of certain legal fees and expenses relating to the letter agreement.

1.  Mr. Shapard

Potential Payments to Mr. Shapard Upon Termination ($)

Benefit	Retirement(1)	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(2)	Without Cause or For Good Reason in Connection with Change in Control(3)

Cash Severance	-	-	-	-	-	$3,938,992	$5,561,656
Executive Annual Incentive Plan	$693,664	-	-	$693,664	$693,664	-	-
Salary Deferral Program(4)	$503,547	-	-	$503,547	$503,547	-	$503,547
SARs Plan Dividends(5)	$5,929,418	$5,929,418	$5,929,418	$5,929,418	$5,929,418	$5,929,418	$5,929,418
Long-Term Incentive Plan(6)	$4,613,989	$2,209,856	-	$4,613,989	$4,613,989	$4,613,989	$4,613,989
Health & Welfare
− Medical/COBRA	-	-	-	-	-	$59,845	$59,845
− Dental/COBRA	-	-	-	-	-	$3,989	$3,989
Outplacement Assistance	-	-	-	-	-	$40,000	$40,000
Tax Gross Up	-	-	-	-	-	-	-
Totals	$11,740,618	$8,139,274	$5,929,418	$11,740,618	$11,740,618	$14,586,233	$16,712,444

_______________

(1)

Retirement benefits under the named plans are available to participants upon their attainment of age 62 and achievement of 15 years of service. As of December 31, 2017, Mr. Shapard had met both the age and service requirements and was therefore eligible for full retirement benefits under those plans. Mr. Shapard has notified our board of directors of his intention to retire upon closing of the Sempra Acquisition. See “Executive Compensation – Impact of Sempra Acquisition on Executive Officers – Chief Executive Retirement and Transition and Named Executive Officer Role Changes Upon Acquisition Closing.”

(2)	Reflects amounts payable pursuant to the Severance Plan.
(3)

Reflects amounts payable pursuant to the Change in Control Policy.  Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy.  The Sempra Letter Agreement provides that, for Oncor’s executive officers, the Sempra Acquisition would constitute a change in control or change of control under Oncor’s existing benefit plans and policies.  See “— Change in Control Policy —Sempra Acquisition Letter Agreements” below for more information regarding potential payments in connection with certain executive officer retirements or resignations in connection with the closing of the Sempra Acquisition.

(4)

Amounts reported reflect the immediate vesting of company matching contributions resulting from retirement, death, disability or the occurrence of termination without cause following a change in control. The Salary Deferral Program does not contain provisions relating to termination for good reason.

(5)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable in accordance with the SARs Plan.  Amounts reported represent Mr. Shapard’s dividend account of $5,104,820 as of the SARs exercise, plus interest accumulated on his dividend account through December 31, 2017.

(6)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

2.  Mr. Davis

Potential Payments to Mr. Davis Upon Termination ($)

Benefit	Retirement(1)	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(2)	Without Cause or For Good Reason in Connection with Change in Control(3)

Cash Severance	-	-	-	-	-	$764,315	$2,562,260
Executive Annual Incentive Plan	$269,315	-	-	$269,315	$269,315	-	-
Salary Deferral Program(4)	$247,440	-	-	$274,934	$274,934	-	$274,934
SARs Plan Dividends(5)	$948,707	$948,707	$948,707	$948,707	$948,707	$948,707	$948,707
Long-Term Incentive Plan(6)	$1,315,683	$630,016	-	$1,315,683	$1,315,683	$1,315,683	$1,315,683
Health & Welfare
− Medical/COBRA	-	-	-	-	-	$26,785	$26,785
− Dental/COBRA	-	-	-	-	-	$1,748	$1,748
Outplacement Assistance	-	-	-	-	-	$25,000	$25,000
Tax Gross Up	-	-	-	-	-	-	-
Totals	$2,781,145	$1,578,723	$948,707	$2,808,639	$2,808,639	$3,082,238	$5,155,117

_________________

(1)

Mr. Davis participates in the traditional defined benefit component of the Oncor Retirement Plan and the Supplemental Retirement Plan, and because he has reached age 55 and achieved 15 years of accredited service, under the terms of the plans he is eligible to retire early upon termination of employment.

(2)	Reflects amounts payable pursuant to the Severance Plan.
(3)

Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy. The Sempra Letter Agreement provides that, for Oncor’s executive officers, the Sempra Acquisition would constitute a change in control or change of control under Oncor’s existing benefit plans and policies. See “— Change in Control Policy —Sempra Acquisition Letter Agreements” below for more information regarding potential payments in connection with certain executive officer retirements or resignations in connection with the closing of the Sempra Acquisition.

(4)

Amounts reported reflect the immediate vesting of company matching contributions resulting from retirement, death, disability or the occurrence of a termination without cause following a change in control. The Salary Deferral Program does not contain provisions relating to termination for good reason.

(5)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable in accordance with the SARs Plan. Amounts reported represent Mr. Davis’s dividend account of $816,771 as of the SARs exercise, plus interest accumulated on his dividend account through December 31, 2017.

(6)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

3.  Mr. Clevenger

Potential Payments to Mr. Clevenger Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	$736,265	$1,731,795
Executive Annual Incentive Plan	-	-	$259,265	$259,265	-	-
Salary Deferral Program(3)	-	-	$273,271	$273,271	-	$273,271
SARs Plan Dividends(4)	$948,707	$948,707	$948,707	$948,707	$948,707	$948,707
Long-Term Incentive Plan(5)	$606,464	-	$1,266,608	$1,266,608	$1,266,608	$1,266,608
Health & Welfare
− Medical/COBRA	-	-	-	-	$39,724	$39,724
− Dental/COBRA	-	-	-	-	$2,659	$2,659
Outplacement Assistance	-	-	-	-	$25,000	$25,000
Tax Gross Up	-	-	-	-	-	-
Totals	$1,555,171	$948,707	$2,747,851	$2,747,851	$3,018,963	$4,287,764

_________________

(1)	Reflects amounts payable pursuant to the Severance Plan.
(2)

Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy. The Sempra Letter Agreement provides that, for Oncor’s executive officers, the Sempra Acquisition would constitute a change in control or change of control under Oncor’s existing benefit plans and policies. See “— Change in Control Policy —Sempra Acquisition Letter Agreements” below for more information regarding potential payments in connection with certain executive officer retirements or resignations in connection with the closing of the Sempra Acquisition.

(3)

Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a  termination without cause following a change in control. The Salary Deferral Program does not contain provisions relating to termination for good reason.

(4)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable. Amounts reported represent Mr. Clevenger’s dividend account of $816,771 as of the SARs exercise, plus interest accumulated on his dividend account through December 31, 2017.

(5)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

4.  Mr. Greer

Potential Payments to Mr. Greer Upon Termination ($)

Benefit	Retirement(1)	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(2)	Without Cause or For Good Reason in Connection with Change in Control(3)

Cash Severance	-	-	-	-	-	$764,315	$1,797,945
Executive Annual Incentive Plan	$269,315	-	-	$269,315	$269,315	-	-
Salary Deferral Program(4)	$176,270	-	-	$278,321	$278,321	-	$278,321
SARs Plan Dividends(5)	$1,233,319	$1,233,319	$1,233,319	$1,233,319	$1,233,319	$1,233,319	$1,233,319
Long-Term Incentive Plan(6)	$1,315,683	$630,016	-	$1,315,683	$1,315,683	$1,315,683	$1,315,683
Health & Welfare
− Medical/COBRA	-	-	-	-	-	$39,897	$39,897
− Dental/COBRA	-	-	-	-	-	$2,644	$2,644
Outplacement Assistance	-	-	-	-	-	$25,000	$25,000
Tax Gross Up	-	-	-	-	-	-	-
Totals	$2,994,587	$1,863,335	$1,233,319	$3,096,638	$3,096,638	$3,380,858	$4,692,809

_________________

(1)

Mr. Greer participates in the traditional defined benefit component of the Oncor Retirement Plan and the Supplemental Retirement Plan, and because he has reached age 55 and achieved 15 years of accredited service, under the terms of the plans he is eligible to retire early upon termination of employment.

(2)	Reflects amounts payable pursuant to the Severance Plan.
(3)

Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy. The Sempra Letter Agreement provides that, for Oncor’s executive officers, the Sempra Acquisition would constitute a change in control or change of control under Oncor’s existing benefit plans and policies. See “— Change in Control Policy —Sempra Acquisition Letter Agreements” below for more information regarding potential payments in connection with certain executive officer retirements or resignations in connection with the closing of the Sempra Acquisition.

(4)

Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of a  termination without cause following a change in control. The Salary Deferral Program does not contain provisions relating to termination for good reason.

(5)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable in accordance with the SARs Plan. Amounts reported represent Mr. Greer’s dividend account of $1,061,802 as of the SARs exercise, plus interest accumulated on his dividend account through December 31, 2017.

(6)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

5.  Mr. Nye

Potential Payments to Mr. Nye Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	$827,198	$2,473,517
Executive Annual Incentive Plan	-	-	$291,198	$291,198	-	-
Salary Deferral Program(3)	-	-	$306,106	$306,106	-	$306,106
SARs Plan Dividends(4)	$291,137	$291,137	$291,137	$291,137	$291,137	$291,137
Long-Term Incentive Plan(5)	$681,536	-	$1,422,665	$1,422,665	$1,422,665	$1,422,665
Health & Welfare
− Medical/COBRA	-	-	-	-	$39,724	$39,724
− Dental/COBRA	-	-	-	-	$2,659	$2,659
Outplacement Assistance	-	-	-	-	$25,000	$25,000
Tax Gross Up	-	-	-	-	-	-
Totals	$972,673	$291,137	$2,311,106	$2,311,106	$2,608,383	$4,560,808

_________________

(1)	Reflects amounts payable pursuant to the Severance Plan.
(2)

Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy. The Sempra Letter Agreement provides that, for Oncor’s executive officers, the Sempra Acquisition would constitute a change in control or change of control under Oncor’s existing benefit plans and policies. See “— Change in Control Policy —Sempra Acquisition Letter Agreements” below for more information regarding potential payments in connection with certain executive officer retirements or resignations in connection with the closing of the Sempra Acquisition.

(3)

Amounts reported reflect the immediate vesting of company matching contributions resulting from death, disability or the occurrence of termination without cause following a change in control. The Salary Deferral Program does not contain provisions relating to a  termination for good reason.

(4)

In connection with the November 2012 SARs Exercise Opportunity, accounts ceased accruing dividends as of the date of such exercise but accrue interest until the dividend account is payable. Amounts reported represent Mr. Nye’s dividend account of $250,649 as of the SARs exercise, plus interest accumulated on his dividend account through December 31, 2017.

(5)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.
151

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

Sempra Acquisition Letter Agreements

In August 2017, Oncor and Oncor Holdings entered into the Sempra Letter Agreement. The Sempra Letter Agreement sets forth certain rights and obligations of the parties and describes certain corporate actions Oncor and Oncor Holdings would take in connection with the merger contemplated by the Sempra Merger Agreement, as well as conditions to Oncor’s and Oncor Holdings’ obligations to take those actions.  The Sempra Letter Agreement provides that, for Oncor’s executive officers, the Sempra Acquisition will constitute a change in control or change of control under Oncor’s existing benefit plans and policies. The Sempra Letter Agreement also provides that if any executive officer chooses to retire from or terminate his or her service with Oncor in connection with the closing of the Sempra Acquisition and notifies Sempra of that choice within three months following the closing of the Sempra Acquisition, the executive will be paid any and all benefits (including change in control benefits) to which such executive officer would be entitled in connection with such retirement or termination, treating such retirement or termination as a resignation with “good reason,” a termination “without cause,” or a retirement under the relevant Oncor benefit plan. For more information regarding the Sempra Acquisition, see “Items 1 and 2. Business and Properties ― EFH Bankruptcy Proceedings ―  Potential Change in Indirect Ownership of Oncor ―  Sempra Merger Agreement”.

On February 20, 2018, our board of directors, upon the recommendation of the O&C Committee, approved our entrance into letter agreements with each of our executive officers, other than Mr. Nye, who declined the opportunity to enter into such a letter agreement.  The letter agreements memorialize Sempra’s commitments under the Sempra Letter Agreement with respect to executives who choose to retire from or terminate their service with Oncor in connection with the closing of the Sempra Acquisition. The letter agreements provide that for each executive who terminates employment with Oncor at any time during a stated protection period for any reason other than a termination by Oncor for cause (as defined in each benefit plan applicable to such executive), such executive will be entitled to any and all benefits to which the executive would be entitled to under each employee benefit plan in which the executive participates, with the amount of such benefits being based on the termination event (either a resignation for good reason, termination without cause, or retirement) that would result in the payment of the most favorable benefits to the executive. These letter agreements are effective only upon closing of the Sempra Acquisition. The protection period under these letter agreements is twenty-four months from the date of the closing of the Sempra Acquisition for Mr. Davis and three months from the date of closing of the Sempra Acquisition for each other executive who chooses to enter into such a letter agreement. The letter agreements also provide for reimbursement to the executive of certain legal fees and expenses relating to the letter agreement.

Severance Plan

We maintain the Severance Plan for our executive team, which consists of our executive officers and certain non-executive vice presidents.  The purpose of the Severance Plan is to provide benefits to eligible executives who are not eligible for severance pursuant to another plan or agreement (including an employment agreement) and whose employment is involuntarily terminated for reasons other than:

•	Cause;
•	Disability of the employee, if the employee is a participant in our long-term disability plan, or
•	A transaction involving the company or any of its affiliates in which the employee is offered employment with a company involved in, or related to, the transaction.

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

•

For our Chief Executive, a one-time lump sum cash severance payment in an amount equal to the greater of: (i) (a) a multiple of two times base salary in effect immediately before the termination plus a multiple of two times the target annual incentive award for the year of termination, plus (b) the target annual incentive award for the year of the termination, or (ii) the amount determined under the Oncor Severance Plan for non-executive employees.

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

Long-Term Incentive Plan

For information concerning change of control and termination payouts for awards granted under the Long-Term Incentive Plan, see the narrative that follows the Grants of Plan-Based Awards – 2017 table.

CEO Pay Ratio for Fiscal Year 2017

Pay Ratio

Our CEO to median employee pay ratio has been calculated in accordance with the recently adopted rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act and is calculated in a manner consistent with Item 402(u) of Regulation S-K. Mr. Shapard’s annual total compensation for 2017, as shown in the Summary Compensation Table above, was $4,290,961. The median Oncor employee’s annual total compensation in 2017 (other than Mr. Shapard) was $219,812, calculated using the same methodology as used in the calculation of the Summary Compensation Table, consisting of base salary, bonus, non-equity incentive plan compensation, change in pension value and non-qualified deferred compensation earnings, and all other compensation (for the median employee, all other compensation consisted of the Oncor Thrift Plan company match). As a result, the ratio of Mr. Shapard’s annual total compensation in 2017 to the median annual total compensation of all Oncor employees (other than Mr. Shapard) in 2017 was 19:1, when calculated in a manner consistent with item 402(u) of Regulation S-K. We note that the median Oncor employee is a participant in the traditional defined benefit component of the Oncor Retirement Plan, whereas Mr. Shapard is a participant in the cash balance component of the Oncor Retirement Plan. The change in pension value and non-qualified deferred compensation earnings for purposes of the calculation under Item 402(u) of Regulation S-K varies greatly between the traditional defined benefit component and the cash balance component of the Oncor Retirement Plan. This amount for 2017 was $114,777 for the median employee and $146,557 for Mr. Shapard.

Identification of Median Employee

For purposes of determining the median Oncor employee, we evaluated all employees, other than Mr. Shapard, employed by Oncor as of October 31, 2017 and calculated each such employee’s total cash compensation received through October 31, 2017. Total cash compensation consists of base pay, any incentive compensation, bonuses, and any other cash payments, including, without limitation, any overtime adjustments, overtime meals, taxable reimbursable expenses, holiday pay, and salary deferral program payouts. We did not make any material assumptions, adjustments, or estimates with respect to total cash compensation and we did not annualize the compensation for any full-time employees that were not employed by us for all of 2017. The total compensation of each employee other than Mr. Shapard was then ranked lowest to highest to determine the median employee.

Annual Total Compensation

After identifying the median employee based on total cash compensation, as described above, we calculated annual total compensation for such employee using the same methodology we use for our Named Executive Officers as set forth in the Summary Compensation Table above.

Risk Assessment of Compensation Policies and Practices

The O&C Committee reviews the compensation policies and practices applicable to Oncor’s employees (both executive and non-executive) annually during the first quarter of the year in order to determine whether such compensation policies and practices create risks that are reasonably likely to have a material adverse effect on Oncor. In February 2018 the O&C Committee concluded that current compensatory policies and practices do not create risks that are reasonably likely to have a material adverse effect on Oncor.  In arriving at this conclusion, the O&C Committee discussed with management the various compensation policies and practices of the company and the compensation payable pursuant to each, and evaluated whether the compensation payable under each plan or policy could result in (i) incenting employees to take risks that could result in a material adverse effect to Oncor, or (ii) payments by the company significant enough to cause a material adverse effect to Oncor.

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

Director Compensation

The table below sets forth information regarding the aggregate compensation paid to the members of our board of directors during the fiscal year ended December 31, 2017.  Directors who are officers of Oncor and directors who are not independent directors (as defined in the Limited Liability Company Agreement) do not receive any fees for service as a director.  Oncor reimburses all directors for reasonable expenses incurred in connection with their services as directors.

Name	Director Fees Earned or Paid in Cash ($)	SARs Exercise Opportunity Interest Accrual on Dividends ($)(1)	Total ($)
James R. Adams (2)	$383,000	-	$383,000
Thomas M. Dunning (3)	$283,000	$824	$283,824
Robert A. Estrada (4)	$248,000	$206	$248,206
Rhys Evenden (5)	-	-	-
Thomas D. Ferguson (6)	-	-	-
Printice L. Gary (7)	$253,000	-	$253,000
William T. Hill, Jr. (8)	$268,000	-	$268,000
Timothy A. Mack (9)	$233,000	-	$233,000
Robert S. Shapard (10)	-	(10)	(10)
Richard W. Wortham III (11)	$248,000	$412	$248,412
Kneeland Youngblood (12)	-	-	-
Steven J. Zucchet (13)	-	-	-

_______________

(1)

Under the Director SARs Plan, dividends that are paid in respect of Oncor membership interests while the SARs are outstanding are credited to the SARs holder’s account as if the SARs were units of Investment LLC, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control.  In November 2012 our board of directors accepted for early exercise all outstanding SARs issued under the Director SARs Plan upon the same terms as the SARs Exercise Opportunity offered to management.  As part of such exercise, each participant in the Director SARs Plan agreed that he would be entitled to no further dividend accruals after the date of such exercise, but that the dividend account would accumulate interest until such dividends became payable pursuant to the SARs Plan.  Amounts in this column include interest accruals in 2017 for each Director SARs Plan participant.

(2)

Mr. Adams’ “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director, (b) $37,500 for serving as our chairman, and (c) $20,000 for the extra service required of directors in 2017, as discussed in more detail in the narrative immediately following this table. Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

(3)

Mr. Dunning’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director, (b) $12,500 for serving as our lead independent director, and (c) $20,000 for the extra service required of directors in 2017, as discussed in more detail in the narrative immediately following this table. Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

(4)

Mr. Estrada’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director, (b) $3,750 for serving as chair of the Audit Committee of our board of directors, and (c) $20,000 for the extra service required of directors in 2017, as discussed in more detail in the narrative immediately following this table. Amounts do not include an additional

$17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.
(5)

Mr. Evenden joined our board of directors effective October 21, 2014, as one of the directors appointed by Texas Transmission pursuant to its rights set forth in the LLC Agreement. Mr. Evenden does not receive any compensation from Oncor for serving on our board of directors.

(6)

Mr. Ferguson joined our board of directors effective January 7, 2011, as one of the directors appointed by EFIH pursuant to its rights set forth in the LLC Agreement. Mr. Ferguson does not receive any compensation from Oncor for serving on our board of directors.

(7)

Mr. Gary’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director, (b) $5,000 for serving as a special independent director, and (c) $20,000 for the extra service required of directors in 2017, as discussed in more detail in the narrative immediately following this table.  Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

(8)

Mr. Hill’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director, (b) $5,000 for serving as a special independent director, (c) $3,750 for serving as chair of the Nominating & Governance Committee of our board of directors, and (d) $20,000 for the extra service required of directors in 2017, as discussed in more detail in the narrative immediately following this table. Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

(9)

Mr. Mack’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director and (b) $20,000 for the extra service required of directors in 2017, as discussed in more detail in the narrative immediately following this table.  Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

(10)

Mr. Shapard is our Chief Executive and is not compensated for serving on our board of directors. For Mr. Shapard’s 2017 compensation as our Chief Executive, see “Executive Compensation – Summary Compensation Table.”

(11)

Mr. Wortham’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) $38,250 for service as a director, (b) $3,750 for serving as chair of the O&C Committee of our board of directors, and (c) $20,000 for the extra service required of directors in 2017, as discussed in more detail in the narrative immediately following this table. Amounts do not include an additional $17,000 annual fee paid to each independent director in quarterly installments, in arrears, as a fee for serving on the Oncor Holdings board of directors.

(12)

Mr. Youngblood joined our board of directors effective March 2, 2015, as one of the directors appointed by EFIH pursuant to its rights set forth in the LLC Agreement. Mr. Youngblood does not receive any compensation from Oncor for serving on our board of directors.

(13)	Mr. Zucchet was appointed to our board of directors by Texas Transmission and did not receive any compensation for service as a member of our board of directors.

The O&C Committee determines compensation for independent directors that serve on our board of directors. All director fees are paid quarterly, in arrears.  Each of our independent directors serving in such role as of the end of each quarter of 2017 received a quarterly fee of $38,250 for service on our board of directors, and an additional quarterly fee of $4,250 for service on the Oncor Holdings’ board of directors.

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

Our independent directors may also receive an additional potential annual cash payment of up to $80,000, paid quarterly, in arrears, as may be determined in the discretion of our board of directors during the fourth quarter of each calendar year in recognition of the additional time commitments and responsibilities to Oncor business matters expected to be required of independent directors in the following calendar year. In the fourth quarter of each of 2013, 2014, 2015, 2016 and 2017, our board of directors approved such an additional annual cash payment to the independent directors for each of the 2014, 2015, 2016, 2017 and 2018 calendar years, respectively, each in the amount of $80,000, payable in four equal installments following the end of each calendar quarter in recognition of the additional time commitments and responsibilities expected to be required of them in that calendar year. Each of our independent directors serving in such role as of the end of each quarter of 2017 received an additional quarterly cash payment of $20,000, paid in arrears. Beginning in 2018, our board of directors will review the quarterly additional cash payment for each of the second, third and fourth quarters to determine whether to confirm, modify or discontinue such payment based on the additional time and responsibilities related to Oncor business matters expected to be required of the independent directors during each such quarter.

In October 2017, the O&C Committee engaged PricewaterhouseCoopers LLP to conduct competitive market analyses of independent directors compensation, using the same peer group and methodology used in the October 2017 analysis of executive compensation. See “Executive Compensation - Compensation Discussion and Analysis – Overview – Market Data” for a description of this peer group and methodology.  No changes to director compensation were made as a result of this review.

Our LLC Agreement provides that each of the Sponsor Group and Texas Transmission has the right to appoint two directors to our board of directors. None of those four director positions (currently held by Messrs. Evenden, Ferguson, Zucchet and Youngblood) receives compensation from us for his service as a director

Purchases of Class B Interests

Eligible participants in the Equity Interests Plan include non-employee directors, and our board of directors has granted independent directors the option to purchase Class B Interests pursuant to the Equity Interests Plan.  For a description of the Equity Interests Plan, see “– Elements of Compensation – Long-Term Incentives – Equity Interests Plan and Management Investment Opportunity.”

Effective January 2009,  four of our independent directors at the time, Messrs. Dunning, Estrada, Ford and Wortham, purchased the following amounts of Class B Interests pursuant to the Equity Interests Plan: Dunning: 20,000, Estrada: 5,000, Ford: 20,000 and Wortham: 10,000. Similar to the Management Investment Opportunity, these Class B Interests were purchased at a price of $10.00 per unit.  In connection with their investments, these directors entered into director stockholder agreements and sale participation agreements.  For a description of the material terms of these agreements, see “Certain Relationships and Related Transactions, and Director Independence – Related Party Transactions – Agreements with Management and Directors.”

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

Director Stock Appreciation Rights Settlement

In February 2009, Oncor implemented the Director SARs Plan to allow participants to participate in the economic equivalent of the appreciation of Oncor’s LLC Units.  Each of the independent directors who purchased Class B Interests in January 2009 received one SAR for each Class B Interest purchased. In November 2012, in connection with the SARs Exercise Opportunity offered to management, our board of directors accepted for early exercise all outstanding SARs issued under the Director SARs Plan, pursuant to the provision of the Director SARs Plan that permits the board of directors to accelerate the vesting and exercisability of SARs. At the time of such exercise, all outstanding SARs under the Director SARs Plan were vested. The November 2012 exercise of SARs entitled each participant in the Director SARs Plan, to: (1) an exercise payment, paid in 2012; and (2) the accrual of interest on all dividends declared to date with respect to the SARs, and no further dividend accruals. As a result, we began accruing interest on the following amounts of dividends: Mr. Dunning, $26,140, Mr. Estrada, $6,535; Mr. Ford, $26,140; and Mr. Wortham, $13,070.  These interest payments are payable in connection with payment of the dividends under the Director SARs Plan. The Director SARs Plan remains in effect solely with respect to the payment of the dividends and interest, which are payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control, each as defined in Section 409A of the Code.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED EQUITY HOLDER MATTERS

Equity Compensation Plan Information

The following table presents information concerning the SARs Plan and Director Stock Appreciation Rights Plan (collectively, the Plans) at December 31, 2017. In 2012, our board of directors accepted for early exercise all outstanding SARs issued under the Plans and effectively terminated further use of the Plans for SARs issuances. These Plans remain in effect solely for the limited purpose of the timing of certain payments related to the early exercise of all outstanding SARs. The early exercise was permitted by our board of directors pursuant to the provision of the SARs Plan that permits the board to accelerate the vesting and exercisability of SARs. The early exercise of SARs entitled each participant in the SARs Plan to: (1) an exercise payment (Exercise Payment) equal to the number of SARs exercised multiplied by the difference between $14.54 and the base price of the SARs (as stated in the award letter for each SARs grant); and (2) the accrual of interest on all dividends declared to date with respect to the SARs, but no further dividend accruals. Under both Plans, dividends that are paid in respect of Oncor membership interests while the SARs were outstanding were credited to the SARs holder’s account as if the SARs were units, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency, a change in control, or the exercise of the SARs. As part of their exercise agreements, participants in the Plans agreed that no further dividends would accrue, and that instead interest would accrue on all dividends declared to date, with both interest and dividend amounts becoming payable at the time dividends become payable pursuant to the terms of the Plans.

There were no SARs outstanding under either Plan in 2017, and our board of directors has indicated that it does not intend to issue SARs under either Plan in the future. For a discussion of the Plans and the 2012 exercise and settlement of all SARs, see “Executive Compensation — Compensation Discussion & Analysis — Compensation Elements — Long-Term Incentives — Stock Appreciation Rights Settlement,” “Executive Compensation – Director Compensation – Director SARs Plan Settlement,” and Note 11 to Financial Statements.

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

Security Ownership of Equity Interests of Oncor of Certain Beneficial Owners and Management

The following table lists the number of limited liability company units (LLC Units) of Oncor beneficially owned by our directors and current executive officers and the holders of more than 5% of our LLC Units at February 15, 2018.  See Note 2 to Financial Statements for a discussion of the EFH Bankruptcy Proceedings and proposed changes in Oncor’s ownership in connection with such proceedings.  In August 2017, EFH Corp. and EFIH entered into the Sempra Merger Agreement which provides for the acquisition by Sempra of the LLC Units of Oncor that are held by Oncor Holdings and owned indirectly by EFH Corp. and EIH. For more information regarding the Sempra Merger Agreement, see “Items 1 and 2. Business and Properties – EFH Bankruptcy Proceedings – Potential Change in Indirect Ownership of Oncor – Sempra Merger Agreement”.

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

(2)

See Note 2 to Financial Statements for a discussion of the EFH Bankruptcy Proceedings and the proposed changes in the ownership of Oncor in connection with such proceedings. In August 2017 EFH Corp. and EFIH entered into the Sempra Merger Agreement which provides for the acquisition by Sempra of the LLC Units of Oncor that are held by Oncor Holdings and owned indirectly by EFH Corp. and EIH. For more information regarding the Sempra Merger Agreement, see “Items 1 and 2.Business and Properties – EFH Bankruptcy Proceedings – Potential Change in Indirect Ownership of Oncor – Sempra Merger Agreement”.

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

(6)

Texas Transmission Investment LLC (Texas Transmission) beneficially owns 125,412,500 LLC Units of Oncor.  The sole member of Texas Transmission is Texas Transmission Holdings Corporation (TTHC).  The address of each of Texas Transmission and TTHC is 1105 North Market Street, Suite 1300, Wilmington, DE 19801.  BPC Health Corporation (BPC Health) and Borealis Power Holdings Inc. (Borealis Power) may be deemed, as a result of their ownership of 49.5% of the shares of Class A Common Stock of TTHC (Class A Shares) and 49.5% of the shares of Class B Common Stock of TTHC (Class B Shares), respectively, and certain provisions of TTHC’s Shareholders Agreement (which provide that BPC Health and Borealis Power, when acting together with Cheyne Walk Investment Pte Ltd or Hunt Strategic Utility Investment, L.L.C., may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission.  OMERS Administration Corporation (OAC) beneficially owns BPC Health and, therefore, OAC may also be deemed to have beneficial ownership of such LLC Units.  Borealis Power is wholly-owned by Borealis Infrastructure Corporation and Borealis Management Trust owns 70% of the voting shares of Borealis Infrastructure Corporation.  The trustee of Borealis Management Trust is Borealis Infrastructure Holdings Corporation and, therefore, Borealis Infrastructure Holdings Corporation may also be deemed to have beneficial ownership of such LLC Units.  The address of OAC is 900-100 Adelaide Street West, Toronto, Ontario, Canada M5H OE2.  The address of Borealis Infrastructure Holdings Corporation is 333 Bay Street, Suite 2400, Toronto, Ontario, Canada M5H 2T6.  Cheyne Walk Investment Pte Ltd (Cheyne Walk) may be deemed, as a result of its ownership of 49.5% of each of the Class A Shares and the Class B Shares, and certain provisions of TTHC’s Shareholders Agreement (which provide that Cheyne Walk, when acting together with BPC Health and Borealis Power or Hunt Strategic Utility Investment L.L.C., may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. Cheyne Walk is managed and controlled by GIC Special Investments Pte Ltd (GICSI). GICSI is wholly owned by GIC Private Limited (GIC), and is the private equity and infrastructure investment arm of GIC. GIC is an investment management company established to manage Singapore’s reserves and is wholly owned by the Government of Singapore.  The address of each of Cheyne Walk, GICSI and GIC is 168 Robinson Road, #37-01, Capital Tower, Singapore 068912. Hunt Strategic Utility Investment, L.L.C. (Hunt Strategic) may be deemed, as a result of its ownership of 1% of each of the Class A Shares and the Class B Shares, and certain provisions of TTHC’s Shareholders Agreement (which provide that Hunt Strategic, when acting together with BPC Health and Borealis Power or Cheyne Walk, may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission.  Ray L. Hunt beneficially owns Hunt Strategic and therefore Mr. Hunt may also be deemed to have beneficial ownership of such LLC Units.  The address of each of Hunt Strategic and Mr. Hunt is 1900 North Akard, Dallas, Texas 75201.

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

(10)

Mr. Zucchet is Managing Director of OMERS Infrastructure Management Inc. and a Director and Senior Vice President of TTHC. Mr. Zucchet does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units held by Texas Transmission. The address of Mr. Zucchet is c/o OMERS Infrastructure Management Inc., 900-100 Adelaide Street West, Toronto, Ontario, Canada M5H OE2.

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

Transactions with TCEH

TCEH was previously a related party.  As a result of the Vistra Spin-Off, TCEH’s operating subsidiaries, including Luminant and TXU Energy, ceased to be related parties as of October 3, 2016.  We did not engage in any transactions with TCEH after the Vistra Spin-Off. Prior to the Vistra Spin-Off, we recorded revenue from TCEH, principally for electricity delivery fees to its operating subsidiaries, which totaled $715 million for the period January 1, 2016 through October 2, 2016 and $955 million for the year ended December 31, 2015.  The fees are based on rates regulated by the PUCT that apply to all REPs.  These revenues included approximately $1 million for the period January 1, 2016 through October 2, 2016 and $1 million for the year ended December 31, 2015 pursuant to a transformer maintenance agreement with TCEH.  Our balance sheets at December 31, 2017 and 2016 both reflect accounts receivable from affiliates totaling zero as Luminant and TXU Energy ceased to be related parties as of October 3, 2016.

Services Provided by EFH Subsidiaries

EFH Corp. subsidiaries charged us for certain administrative services at cost.  These costs, which are reported in operation and maintenance expenses, totaled zero, $1 million and $17 million for the years ended December 31, 2017, 2016 and 2015, respectively, and include the administrative fees paid to EFH Corp. as discussed under “Health and Welfare Benefit Agreements” below.

Services Provided to EFH Subsidiaries

Subsidiaries of EFH Corp. paid us zero, $215,000 and $939,000 for the years ended December 31, 2017, 2016 and 2015, respectively, with respect to services we provided to EFH Corp. subsidiaries (excluding revenue, including electricity delivery fees, collected from TCEH).  These services included relocations, various studies, reimbursements of amounts owed by EFH Corp. to us under the Oncor OPEB Plan, administrative fees owed by EFH Corp. to us in connection with the Oncor OPEB Plan, and other services for the years ended December 31, 2016 and 2015.

Real Estate Transactions/Shared Facilities

We and EFH Corp. subsidiaries also billed each other for shared facilities.  Our payments to EFH Corp. and/or its subsidiaries with respect to shared facilities (including lease payments, utilities and telecommunications equipment) totaled zero, $3 million and $4 million for the years ended December 31, 2017, 2016 and 2015.  Payments we received from EFH Corp. and/or its subsidiaries with respect to shared facilities totaled $1 million and $2 million for the years ended December 31, 2016 and 2015.

Pension and OPEB Plans

We sponsor the Oncor Retirement Plan and also have liabilities under the Vistra Retirement Plan (formerly the EFH Retirement Plan), both of which are qualified pension plans under Section 401(a) of the Code, and are subject to the provisions of ERISA.  Employees do not contribute to either plan.

In connection with the Vistra Spin-Off, the Vistra Retirement Plan ceased to be sponsored by an affiliate of ours as of October 3, 2016.  In 2016 and 2015, we made cash contributions to the Vistra Retirement Plan trust totaling zero and $51 million, respectively.  These amounts represent our obligations for certain employees of EFH Corp.’s predecessor at the time of deregulation of the Texas electricity market.  PURA allows for our recovery of those costs and, as a result, in 2005 we entered into an agreement with EFH Corp.’s predecessor to assume those costs.

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

At December 31, 2017, we had receivables from members under the agreement related to federal income taxes totaling $26 million ($21 million due from EFH Corp. and $5 million due from Texas Transmission and Investment LLC) and a current Texas margin tax payable to EFH Corp. totaling $21 million.  At December 31, 2016, we had receivables from members under the agreement related to federal income taxes totaling $80 million ($62 million due from EFH Corp. and $18 million due from Texas Transmission and Investment LLC) and a current Texas margin tax payable to EFH Corp. totaling $20 million.

We received a net in lieu of income tax refund of $94 million (including $12 million in federal income tax-related refunds from members other than EFH Corp) in the year ended December 31, 2017.

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

Registration Rights Agreement

In November 2008, we entered into a registration rights agreement (Registration Rights Agreement) by and among us, Oncor Holdings, Texas Transmission and EFH Corp.  The Registration Rights Agreement grants customary registration rights to certain of our members. Subject to certain limitations set forth in the Registration Rights Agreement, these rights include, without limitation, the following: (i) the right of Oncor Holdings at any time, and after ten years from the date of the Registration Rights Agreement, the right of Texas Transmission, to demand that we register a specified amount of membership interests in accordance with the Securities Act; (ii) the right of both Oncor Holdings and Texas Transmission to demand registration of a specified amount of membership interests following an initial public offering; and (iii) the right of all members that are parties to the Registration Rights Agreement to have their membership interests registered if we propose to file a registration statement relating to an offering of membership interests (with certain exceptions).

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

Transactions with Portfolio Companies of Certain of our Beneficial Owners

The beneficial owners of the Sponsor Group and Texas Transmission include private equity companies and hedge funds who make equity investments in multiple companies (Portfolio Companies) in the ordinary course of their business.  We have in the past entered into, and may continue to enter into, transactions with Portfolio Companies or their affiliates, which may result in revenues to members of the Sponsor Group or the beneficial owners of Texas Transmission in excess of $120,000 annually.  For example, KKR, a member of the Sponsor Group, acquired 16.6% of the beneficial ownership of Willbros Group, Inc. in March 2015 and currently beneficially owns approximately 16% of Willbros Group, Inc.  We paid subsidiaries of Willbros Group, Inc. approximately $219.43 million,  $188.35 million and $174.16 million in 2017, 2016 and 2015, respectively, for transmission and distribution construction services.  We are also party to an agreement with NorthgateArinso, Inc. (“NGA”) for human resources services and software solutions, and paid NGA $3,289,224,  $3,182,627 and $3,141,784 in 2017, 2016 and 2015, respectively.  Goldman, Sachs & Co. (“Goldman”), a member of the Sponsor Group, acquired a majority of the beneficial ownership of NGA’s outstanding equity in late 2015.   KKR beneficially owned a majority of the outstanding equity of NGA prior to Goldman’s acquisition of a majority of NGA’s equity.  These transactions with subsidiaries of Willbros Group, Inc. and NGA were ratified by our Audit Committee in accordance with our related party transactions policy.

Transactions with Officers and Directors

SARs Exercise Agreements

In November 2012, our board of directors accepted for early exercise all outstanding SARs issued under the SARs Plan and the Director SARs Plan. The early exercise was completed pursuant to the provision of the plans that permits the board to accelerate the vesting and exercisability of SARs.  Each of our executive officers and certain of our independent directors (currently Messrs. Dunning, Estrada and Wortham) were participants in the SARs early exercise in 2012. In connection with the early exercise, each participant in the plans entered into an exercise agreement that entitled each participant to: (1) an exercise payment (Exercise Payment) equal to the number of SARs exercised multiplied by the difference between $14.54 and the base price of the SARs (as stated in the award letter for each SARs grant); and (2) the accrual of interest on all dividends declared to date with respect to the SARs, but no further dividend accruals.  As a result of the early exercise, in 2012 we paid an aggregate of approximately $64 million related to Exercise Payments ($57 million charged to expense), $35 million of which was attributable to our executive officers and $250,000 of which was attributable to independent directors that participated in the Director SARs Plan.  We also began accruing interest on approximately $18 million in aggregate dividends. The dividends and interest are payable when dividends would become payable under the SARs Plan, which is generally upon a participant’s death, disability, separation from service, unforeseeable emergency, or a change in control, each as defined by section 409A of the Code.    In the years ended December 31, 2017, 2016 and 2015, we recognized $764,000,  $718,000 and $713,000, respectively, in accretion and interest related to dividends with respect to executive officers’ dividend accounts, and $3,000 for each of those years with respect to Director SARs Plan accounts.

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

In connection with the Sempra Acquisition, Sempra, Oncor and the parties in PUCT Docket No. 47675 have agreed to various provisions with respect to the construct of the board of directors of Oncor upon closing of the Sempra Acquisition. For information on the board of directors that is contemplated upon closing of the Sempra Acquisition, see “Item 10.Directors and Executive Officers – Sempra Acquisition Director and Officer Changes – Board of Directors Post-Sempra Acquisition.

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

Our Audit Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules.  All services performed in 2017 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (Deloitte & Touche) were pre-approved by our Audit Committee.

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

	Years Ended December 31,
	2017	2016
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$2,517,500	$2,622,000
Audit-Related Fees. Fees for services including internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.	65,000	130,000
Tax Fees. Fees for tax compliance, tax planning and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	-	-
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, and litigation and rate review assistance.	-	-
Total	$2,582,500	$2,752,000

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b)Exhibits:

Exhibits	Previously Filed With File Number*	Filed As Exhibit
2	Plan of acquisition, reorganization, arrangement, liquidation or succession.
2(a)	333-100240 Form 8-K (filed July 24, 2017)	2.1	—

Agreement and Plan of Merger, dated July 21, 2017, among Sharyland Distribution & Transmission Services, L.L.C., Sharyland Utilities, L.P., SU AssetCo, L.L.C., Oncor Electric Delivery Company LLC and Oncor AssetCo LLC.

2(b)			—	Amendment to Merger Agreement Regarding 2017 Ad Valorem and Property Taxes, dated November 9, 2017
3(i)	Articles of Incorporation
3(a)	333-100240 Form 10-Q (filed November 14, 2007)	3(a)	—	Certificate of Formation of Oncor Electric Delivery Company LLC.
3(ii)	By-laws
3(b)	333-100240 Form 10-Q (filed November 6, 2008)	3(a)	—

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

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.
4(a)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.

Exhibits	Previously Filed With File Number*	Filed As Exhibit
4(b)	001-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(c)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2012 and 7.000% Senior Notes due 2032.
4(d)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2015 and 7.250% Senior Notes due 2033.
4(e)	333-100240 Form 10-Q (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated May 15, 2008, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(f)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.
4(g)	333-100240 Form 10-Q (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated May 15, 2008, to Indenture and Deed of Trust, dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(h)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 5% Debentures due 2007 and 7% Debentures due 2022.
4(i)	333-100240 Form 8-K (filed September 9, 2008)	4.1	—

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

4(p)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer’s Certificate, dated September 13, 2010, establishing the terms of Oncor’s 5.25% Senior Secured Notes due 2040.
4(q)	333-100240 Form 8-K (filed October 12, 2010)	4.1	—	Officer’s Certificate, dated October 8, 2010, establishing the terms of Oncor’s 5.00% Senior Secured Notes due 2017 and 5.75% Senior Secured Notes due 2020.
4(r)	333-100240 Form 8-K (filed October 12, 2010)	4.2		Registration Rights Agreement, dated October 8, 2010, among Oncor and the dealer managers named therein
4(s)	333-100240 Form 8-K (filed November 23, 2011)	4.1	—	Officer’s Certificate, dated November 23, 2011, establishing the terms of Oncor’s 4.55% Senior Secured Notes due 2041.
4(t)	333-100240 Form 8-K (filed May 18, 2012)	4.1	—	Officer’s Certificate, dated May 18, 2012, establishing the terms of Oncor’s 4.10% Senior Secured Notes due 2022 and Oncor’s 5.30% Senior Secured Notes due 2042.
4(u)	333-100240 Form 8-K (filed May 13, 2014)	4.1	—	Officer’s Certificate dated May 13, 2014, establishing the terms of Oncor’s 2.15% Senior Secured Notes due 2019.
4(v)	333-100240 Form 8-K (filed March 30, 2015)	4.1	—	Officer’s Certificate, dated March 24, 2015, establishing the terms of 2.950% Senior Secured Notes due 2025 and 3.750% Senior Secured Notes due 2045.
4(w)	333-100240 Form 8-K (filed August 24, 2016)	4.1	—	Registration Rights Agreement, dated August 18, 2016 among Oncor and the representatives of the initial purchasers of the 3.750% Senior Secured Notes due 2045.
4(x)	333-100240 Form 8-K (filed September 27, 2017)	4.1	—	Officer's Certificate, dated September 21, 2017, establishing the terms of Oncor Electric Delivery Company LLC’s 3.80% Senior Secured Notes due 2047.

Exhibits	Previously Filed With File Number*	Filed As Exhibit
4(y)	333-100240 Form 8-K (filed September 27, 2017)	4.2	—	Registration Rights Agreement, dated September 21, 2017, among Oncor and the representatives of the initial purchasers of Oncor's 3.80% Senior Secured Notes due 2047
(10)	Material Contracts.
Management Contracts; Compensatory Plans, Contracts and Arrangements
10(a)	333-100240 Form 8-K (filed October 7, 2013)	10.1	—	Form of Director and Officer Indemnification Agreement.
10(b)	333-100240 Form 8-K (filed February 23, 2009)	10.1	—	Form of Management Stockholder Agreement (Senior Management Form).
10(c)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(l)	—	Form of Director Stockholder’s Agreement.
10(d)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(m)	—	Form of Director Sale Participation Agreement.
10(e)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(n)	—	Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan.
10(f)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(o)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Director Stock Appreciation Rights Plan.
10(g)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(p)	—	2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its affiliates.
10(h)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(q)	—	Form of Sale Participation Agreement (Management Form).
10(i)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(r)	—	Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan.
10(j)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(s)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Stock Appreciation Rights Plan.
10(k)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(p)	—	Oncor Salary Deferral Program.
10(l)	333-100240 Form 10-K (filed February 27, 2015	10(y)	—	Amendment No. 1 to the Salary Deferral Program, effective as of February 25, 2015.

Exhibits	Previously Filed With File Number*	Filed As Exhibit
10(m)	333-100240 Form 10-Q (filed August 1, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Severance Plan and Summary Plan Description.
10(n)	333-100240 Form 10-Q (filed July 31, 2015)	10(a)	—	Oncor Electric Delivery Company LLC Third Amended and Restated Change in Control Policy
10(o)	333-100240 Form 10-K (filed February 19, 2013)	10(t)	—	Oncor Electric Delivery Company LLC Long-Term Incentive Plan.
10(p)	333-100240 Form 8-K (filed March 30, 2015)	10.2	—	Oncor Electric Delivery Company LLC Form of Long-Term Incentive Plan Award Agreement for performance periods beginning on or after January 1, 2015.
10(q)	333-100240 Form 10-K (filed February 19, 2010)	10(r)	—	Oncor Split-Dollar Life Insurance Program.
10(r)	333-100240 Form 10-Q (filed May 5, 2016)	10(a)	—	Oncor Supplemental Retirement Plan, as amended
10(s)	333-100240 Form 8-K (filed March 30, 2015)	10.1	—	Oncor Electric Delivery Company LLC Fourth Amended and Restated Executive Annual Incentive Plan.
10(t)			—	Performance Bonus Agreement, dated as of February 22, 2018, by and between Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.
10(u)			—	Performance Bonus Agreement, dated as of February 22, 2018, by and between Oncor Electric Delivery Company LLC and James A. Greer.

Exhibits	Previously Filed With File Number*	Filed As Exhibit
	Credit Agreements
10(v)	333-100240 Form 8-K (filed October 11, 2011)	10.1	—

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

10(x)	333-100240 Form 8-K (filed October 8, 2015)	10(a)	—

Extension Agreement, dated October 2, 2015, to that certain Amended and Restated Revolving Credit Agreement by and among Oncor Electric Delivery Company LLC, as the borrower, the banks and other financial institutions party thereto as Lenders, JPMorgan Chase Bank, N.A., as the Agent, the Swingline Lender and a Fronting Bank, and the other Fronting Banks party thereto.

10(y)	333-100240 Form 8-K (filed October 7, 2016)	10(a)	—

Extension Agreement, dated October 3, 2016, to that certain Amended and Restated Revolving Credit Agreement by and among Oncor Electric Delivery Company LLC, as the borrower, the banks and other financial institutions party thereto as Lenders, JPMorgan Chase Bank, N.A., as the Agent, the Swingline Lender and a Fronting Bank, and the other Fronting Banks party thereto

10(z)	333-100240 Form 8-K (filed September 27, 2017)	10.1	—

Term Loan Credit Agreement, dated as of September 26, 2017, among Oncor Electric Delivery Company LLC, as Borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders.

10(aa)	333-100240 Form 8-K (filed November 21, 2017)	10.1	—

Revolving Credit Agreement, dated as of November 17, 2017, among Oncor Electric Delivery Company LLC, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders and as swingline lender, and the fronting banks for letters of credit from time to time party thereto.

Exhibits	Previously Filed With File Number*	Filed As Exhibit
Other Material Contracts
10(ab)	333-100240 2004 Form 10-K (filed March 23, 2005)	10(i)	—

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

10(ad)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUCT in Docket No. 34077.
10(ae)	001-12833 2007 Form 10-K (filed March 31, 2008)	10(fff)	—	Amendment to Stipulation Regarding Section 1, Paragraph 35 and Exhibit B in Docket No. 34077.
10(af)	333-100240 2010 Form 10-K (filed February 18, 2011)	10(ae)	—	PUCT Order on Rehearing in Docket No. 34077.
(12)	Statement Regarding Computation of Ratios.
12(a)			—	Computation of Ratio of Earnings to Fixed Charges for the Years Ended December 31, 2017, 2016, 2015, 2014, and 2013.
(21)	Subsidiaries of the Registrant.
21(a)			—	Subsidiaries of Oncor Electric Delivery Company LLC.
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits	Previously Filed With File Number*	Filed As Exhibit
(32)	Section 1350 Certifications.
32(a)			—	Certification of Robert S. Shapard, chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99(a)	333-100240 Form 8-K (filed August 10, 2016)	99.1	—	Letter Agreement, dated August 4, 2016, by and among NextEra Energy, Inc., EFH Merger Co., LLC, Oncor Electric Delivery Holdings Company LLC and Oncor Electric Delivery Company LLC.
99(b)	333-100240 Form 8-K (filed July 10, 2017)	99.2	—

Letter Agreement, dated July 7, 2017, by and among Berkshire Hathaway Energy Company, O.E. Merger Sub Inc., O.E. Merger Sub II, LLC, O.E. Merger Sub III, LLC, Oncor Electric Delivery Holdings Company LLC and Oncor Electric Delivery Company LLC.

99(c)	333-100240 Form 8-K (filed August 30, 2017)	99.1	—	Letter Agreement, dated August 25, 2017, by and among Sempra Energy, Power Play Merger Sub I, Inc., Oncor Electric Delivery Holdings Company LLC and Oncor Electric Delivery Company LLC.
99(d)	333-100240 Form 8-K (filed December 15, 2017)	99.1	—	Stipulation, dated as of December 12, 2017 regarding PUCT Docket 47675.

Exhibits	Previously Filed With File Number*	Filed As Exhibit
(101)	Interactive Data File.
101.INS			—	XBRL Instance Document
101.SCH			—	XBRL Taxonomy Extension Schema Document
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

*    Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

00
ONCOR ELECTRIC DELIVERY COMPANY LLC

Date: February 22, 2018
By /s/ ROBERT S. SHAPARD
(Robert S. Shapard, Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date
/s/	ROBERT S. SHAPARD	Principal Executive	February 22, 2018
	(Robert S. Shapard, Chief Executive)	Officer and Director

/s/	DAVID M. DAVIS	Principal Financial Officer	February 22, 2018
(David M. Davis, Senior Vice President and Chief Financial Officer)

/s/	RICHARD C. HAYS	Principal Accounting Officer	February 22, 2018
(Richard C. Hays, Controller)

/s/	JAMES R. ADAMS	Director and Chairman of our	February 22, 2018
	(James R. Adams)	Board of Directors

/s/	THOMAS M. DUNNING	Director	February 22, 2018
(Thomas M. Dunning)

/s/	ROBERT A. ESTRADA	Director	February 22, 2018
(Robert A. Estrada)

/s/	RHYS EVENDEN	Director	February 22, 2018
(Rhys Evenden)

/s/	THOMAS D. FERGUSON	Director	February 22, 2018
(Thomas D. Ferguson)

/s/	PRINTICE L. GARY	Director	February 22, 2018
(Printice L. Gary)

/s/	WILLIAM T. HILL, JR.	Director	February 22, 2018
(William T. Hill, Jr.)

/s/	TIMOTHY A. MACK	Director	February 22, 2018
(Timothy A. Mack)

/s/	RICHARD W. WORTHAM III	Director	February 22, 2018
(Richard W. Wortham III)

/s/	KNEELAND YOUNGBLOOD	Director	February 22, 2018
(Kneeland Youngblood)

/s/	STEVEN J. ZUCCHET	Director	February 22, 2018
(Steven J. Zucchet)

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of Oncor Electric Delivery Company LLC during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.