Form 10-Q
period 2018-03-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2018-05-07
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes___ No___

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___ No  √

As of May 7, 2018,  80.25% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Sempra Energy, and 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC.    None of the membership interests are publicly traded.

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

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated. below.

2017 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2017
AMS	advanced metering system
Contributed EFH Debtors	Certain EFH Debtors that became subsidiaries of Vistra and emerged from Chapter 11 at the time of the Vistra Spin-Off.
DCRF	distribution cost recovery factor
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

EFH Corp.

Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context.  Its major subsidiaries include Oncor and, prior to the closing of the Sempra Acquisition, TCEH.

EFH Debtors	EFH Corp. and its subsidiaries that are Debtors in the EFH Bankruptcy Proceedings, excluding the TCEH Debtors
EFH Petition Date	April 29, 2014. See EFH Bankruptcy Proceedings above.
EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings prior to the closing of the Sempra Acquisition.
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
Fitch	Fitch Ratings, Ltd. (a credit rating agency)
GAAP	generally accepted accounting principles of the U.S.
Investment LLC

Refers to Oncor Management Investment LLC, a limited liability company and former minority membership interest owner (approximately 0.22%) of Oncor, whose managing member is Oncor and whose Class B Interests were owned by certain members of the management team and independent directors of Oncor prior to the  Sempra Acquisition.

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

Moody’s	Moody’s Investors Service, Inc. (a credit rating agency)
Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings.
Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of STIH and the direct majority owner (80.25% equity interest) of Oncor.
Oncor OPEB Plan

Refers to plans sponsored by Oncor that offer certain postretirement health care and life insurance benefits to eligible current and former Oncor employees, certain eligible current and former EFH Corp. and Vistra employees, and their eligible dependents.

Oncor Retirement Plan	Refers to a defined benefit pension plan sponsored by Oncor.
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor.
OPEB	other postretirement employee benefits
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act
REP	retail electric provider
S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)
SDTS	Sharyland Distribution & Transmission Services, L.L.C., a Texas limited liability company.
SEC	U.S. Securities and Exchange Commission
Sempra	Sempra Energy
Sempra Acquisition

Refers to the transactions contemplated by that certain Agreement and Plan of Merger, dated as of August 21, 2017, by and between EFH Corp., EFIH, Sempra and one of Sempra’s wholly-owned subsidiaries, pursuant to which Sempra would acquire the 80.03% of Oncor’s membership interests owned indirectly by EFH Corp. and EFIH. The transactions closed March 9, 2018.

Sharyland Agreement	Refers to that certain Agreement and Plan of Merger, dated as of July 21, 2017, by and among the Sharyland Entities, Oncor, and Oncor AssetCo LLC, a wholly-owned subsidiary of Oncor.
Sharyland Asset Exchange

Refers to the asset swap consummated on November 9, 2017 pursuant to the Sharyland Agreement and PUCT Docket No. 47469, pursuant to which Oncor received substantially all of the distribution assets of the Sharyland Entities and certain of their transmission assets in exchange for certain of Oncor’s transmission assets and cash.

Sharyland Entities

Refers to Sharyland Distribution & Transmission Services, L.L.C., (“SDTS”) Sharyland Utilities, L.P. (“SU”), SU AssetCo, L.L.C., a wholly-owned subsidiary of SU, and SDTS AssetCo, L.L.C., a wholly-owned subsidiary of SDTS, each of which was a party to the Sharyland Agreement.

Sponsor Group

Refers collectively to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR), TPG Global, LLC (together with its affiliates, TPG) and GS Capital Partners, an affiliate of Goldman, Sachs & Co., that have an ownership interest in Texas Holdings.

STH	Sempra Texas Holdings Corp., a Texas corporation (formerly EFH Corp. prior to the closing of the Sempra Acquisition).
STIH	Sempra Texas Intermediate Holding Company LLC., a Delaware limited liability company (formerly EFIH prior to the closing of the Sempra Acquisition).
SU	Sharyland Utilities, L.P., a Texas limited partnership.
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
Texas Holdings

Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owned substantially all of the common stock of EFH Corp., prior to the closing of the Sempra Acquisition.

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

Texas Transmission

Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor.  Texas Transmission is an entity indirectly owned by a private investment group led by OMERS Administration Corporation, acting through its infrastructure investment entity, OMERS Infrastructure Management Inc. (formerly Borealis Infrastructure Management Inc.), and the Government of Singapore Investment Corporation, acting through its private equity and infrastructure arm, GIC Special Investments Pte Ltd.  Texas Transmission is not affiliated with Sempra, EFH Corp., any of their respective subsidiaries or any member of the Sponsor Group.

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

Vistra Retirement Plan	Refers to a defined benefit pension plan sponsored by an affiliate of Vistra, in which Oncor participates (formerly EFH Retirement Plan).
Vistra Spin-Off

Refers to the completion of the TCEH Debtors’ reorganization under the Bankruptcy Code and emergence from the EFH Bankruptcy Proceedings effective October 3, 2016.  Following the Vistra Spin-Off, the TCEH Debtors ceased to be affiliates of Oncor.

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2018	2017(1)
	(millions of dollars)

Operating revenues (Note 4)	$990	$935
Operating expenses:
Wholesale transmission service	245	231
Operation and maintenance (Note 11)	219	188
Depreciation and amortization	166	195
Provision in lieu of income taxes (Note 11)	33	45
Taxes other than amounts related to income taxes	125	112
Total operating expenses	788	771
Operating income	202	164
Other income and (deductions) - net (Note 12)	(32)	(11)
Nonoperating provision (benefit) in lieu of income taxes	(7)	(5)
Interest expense and related charges (Note 12)	88	85
Net income	$89	$73

________________

(1) As adjusted for the retrospective adoption of ASU 2017-07, as discussed in Note 1.

See Notes to Financial Statements.

CONDENSED STATEMENTS OF  CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(millions of dollars)

Net income	$89	$73
Other comprehensive income (loss):
Cash flow hedges – derivative value net loss recognized in net income (net of tax)	-	1
Defined benefit pension plans (net of tax)	1	-
Total other comprehensive income	1	1
Comprehensive income	$90	$74

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(millions of dollars)

Cash flows — operating activities:
Net income	$89	$73
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	196	207
Provision in lieu of deferred income taxes – net	10	111
Other – net	-	(1)
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 5)	30	(12)
Other operating assets and liabilities	10	23
Cash provided by operating activities	335	401
Cash flows — financing activities:
Net increase in short-term borrowings (Note 6)	125	91
Distributions to members (Note 9)	-	(86)
Cash provided by financing activities	125	5
Cash flows — investing activities:
Capital expenditures (Note 11)	(450)	(426)
Other – net	5	5
Cash used in investing activities	(445)	(421)
Net change in cash and cash equivalents	15	(15)
Cash and cash equivalents — beginning balance	21	16
Cash and cash equivalents — ending balance	$36	$1

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At March 31,	At December 31,
	2018	2017
	(millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$36	$21
Trade accounts receivable – net (Note 12)	587	635
Amounts receivable from members related to income taxes (Note 11)	-	26
Materials and supplies inventories — at average cost	107	91
Prepayments and other current assets	92	88
Total current assets	822	861
Investments and other property (Note 12)	120	113
Property, plant and equipment – net (Note 12)	15,171	14,879
Goodwill (Note 12)	4,064	4,064
Regulatory assets (Note 5)	2,130	2,180
Other noncurrent assets	13	23
Total assets	$22,320	$22,120
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 6)	$1,075	$950
Long-term debt due currently (Note 7)	825	550
Trade accounts payable (Note 11)	309	242
Amounts payable to members related to income taxes (Note 11)	32	21
Accrued taxes other than amounts related to income	78	190
Accrued interest	70	83
Other current liabilities	178	188
Total current liabilities	2,567	2,224
Long-term debt, less amounts due currently (Note 7)	5,293	5,567
Liability in lieu of deferred income taxes (Note 11)	1,528	1,517
Regulatory liabilities (Note 5)	2,853	2,807
Employee benefit obligations and other (Notes 10 and 12)	2,086	2,102
Total liabilities	14,327	14,217
Commitments and contingencies (Note 8)
Membership interests (Note 9):
Capital account ― number of interests outstanding 2018 and 2017 – 635,000,000	8,093	8,004
Accumulated other comprehensive loss	(100)	(101)
Total membership interests	7,993	7,903
Total liabilities and membership interests	$22,320	$22,120

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to “we,” “our,” “us” and “the company” are to Oncor.   See “Glossary” for definition of terms and abbreviations.

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.  We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of STIH, a direct wholly-owned subsidiary of STH. In connection with the Sempra Acquisition, on March 9, 2018, STH became an indirect wholly- owned subsidiary of Sempra.  Oncor Holdings owns 80.25% of our membership interests and Texas Transmission owns 19.75% of our membership interests.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

Various “ring-fencing” measures that had been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities and its majority owner (formerly the Texas Holdings Group and now Sempra) continue to remain in effect after the Sempra Acquisition.  These measures serve to mitigate our and Oncor Holdings’ credit exposure to Sempra and to reduce the risk that our assets and liabilities or those of Oncor Holdings would be substantively consolidated with the assets and liabilities of Sempra in connection with a bankruptcy of one or more Sempra entities.  Such measures include, among other things: our sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; our board of directors being comprised of a majority of independent directors; and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of Sempra.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of Sempra. None of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of Sempra.  We do not bear any liability for debt or contractual obligations of Sempra, and vice versa.  Accordingly, our operations are conducted, and our cash flows are managed, independently from Sempra.  For more information on ring-fencing measures,  see Note 2.

EFH Bankruptcy Proceedings

On the EFH Petition Date, the Debtors commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code.  The Oncor Ring-Fenced Entities were not parties to the EFH Bankruptcy Proceedings.  See Note 2 for further information regarding the EFH Bankruptcy Proceedings and the change in control of our indirect majority owner in connection with such proceedings.

Basis of Presentation

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the 2017 Form 10-K.  In the opinion of Oncor management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been made.  All intercompany items and transactions have been eliminated in consolidation.    The results of operations for an interim period may not give a true indication of results for a full year due to seasonality.  All dollar amounts in the financial statements and tables in the notes are stated in millions of U.S. dollars unless otherwise indicated.

Use of Estimates

Preparation of our financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including fair value measurements.  In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  No material adjustments were made to previous estimates or assumptions during the current period.

Changes in Accounting Standards

Since May 2014, the Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers,  along with other supplemental guidance (together, Topic 606).  Topic 606 introduced new, increased requirements for disclosure of revenue in financial statements and guidance intended to eliminate inconsistencies in the recognition of revenue.   We adopted Topic 606 effective January 1, 2018 using the modified retrospective approach and elected the practical expedient available that allows an entity to recognize revenue in the amount to which the entity has the right to invoice related to performance completed to date.  Revenues are generally recognized when the underlying service has been provided in an amount prescribed by the related tariff.  The new guidance did not change this pattern of recognition and therefore the adoption did not have a material effect on our reported results of operations, financial position or cash flows.  Topic 606 also requires the separate presentation of “alternative revenue program” revenues on the income statement. We anticipate less than $20 million annually in alternative revenue program revenues related to our energy efficiency program and will disclose such activity in the notes to financial statements.  See Note 4 for additional disclosures about revenues from contracts with customers.

In February 2016, the FASB issued ASU 2016-02 which created FASB Topic 842, Leases (Topic 842).  Topic 842 amends previous GAAP to require the balance sheet recognition of substantially all lease assets and liabilities, including operating leases.  Operating lease liabilities will not be classified as debt for GAAP purposes under Topic 842 and will not be treated as debt for regulatory purposes.  Under current standards, all of Oncor’s existing leases meet the definition of an operating lease liability.  Under the new rules, the recognition of any finance leases (currently known as capital leases) on the balance sheet would be classified as debt for GAAP purposes and are expected to be defined as debt for our regulatory capital structure purposes (see Note 9 for details) similar to the current capital lease treatment.  We will be required to adopt Topic 842 by January 1, 2019.  Upon adoption, we expect to use certain practical expedients available under the transition guidance including a practical expedient to not assess whether existing land easements that were not previously accounted for as leases are or contain a lease under Topic 842, and a practical expedient not to restate comparative periods.  The initial adoption of Topic 842 will affect our balance sheet, as leased buildings and vehicles are currently recognized as operating lease liabilities. Subsequent to adoption, to the extent Oncor enters into finance leases, its credit facility covenants and capitalization ratios could be impacted.  We continue to evaluate our contracts for proper treatment under the new standards and evaluate the potential impact of Topic 842 on our financial statements.

In March 2017, the FASB issued ASU 2017-07,   Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, an amendment to Topic 715, Compensation – Retirement Benefits.  ASU 2017-07 requires the non-service cost components of net retirement benefit plan costs be presented as non-operating in the income statement.  In addition, only the service cost component of net retirement benefit plan cost is eligible for capitalization as part of inventory or property, plant and equipment.  We adopted ASU 2017-07 on January 1, 2018.  The presentation of costs is required to be applied on a retrospective basis while the capitalization eligibility requirement is applied on a prospective basis.  The guidance allows a practical expedient that permits use of previously disclosed service costs and non-service costs from the Pension and OPEB Plans note in the comparative periods as appropriate estimates when recasting the presentation of these costs in the income statements.  We have elected this practical expedient.  For cash flow purposes on a prospective basis, non-service costs will be reflected as a reduction to operating cash flows, offset by lower cash used in investing activities (lower capital expenditures).  The new guidance did not have a material effect on our results of operations, financial position or net change in total cash flows and we do not expect the guidance to have a material effect on our rate-making process.    For the three months ended March 31, 2018, $13 million of non-service costs were recorded to other income and (deductions). For the three months ended March 31, 2017 comparative period, the adoption of ASU 2017-07 resulted in a reclassification of $7 million from operation and maintenance expense to other income and (deductions), and a corresponding increase of $3 million in provision in lieu of income taxes and a decrease in non-operating provision in lieu of income taxes.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02).  ASU 2018-02 allows a reclassification from accumulated other comprehensive income (AOCI) to membership interests for stranded tax effects resulting from the TCJA.  Under ASU 2018-02, an entity will be required to provide certain disclosures regarding stranded tax effects, including its accounting policy related to releasing the income tax effects from AOCI.  We currently estimate our stranded tax effects in AOCI to be approximately $22 million.  ASU 2018-02 can be applied either as of the beginning of the period of adoption or retrospectively as of the date of enactment of the TCJA and to each period in which the effect of the TCJA is recognized.  ASU 2018-02 is effective for our 2019 annual reporting period, including interim periods therein, with early adoption permitted. We have not yet selected the adoption method or the year in which we will adopt the standard.

2.   EFH BANKRUPTCY PROCEEDINGS

On the EFH Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries at the time, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. The Oncor Ring-Fenced Entities were not parties to the EFH Bankruptcy Proceedings.  See Note 1 and below for further information regarding the EFH Bankruptcy Proceedings and the change in control of our indirect majority owner in connection with such proceedings.

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

As a result of the Vistra Spin-Off, Vistra and its subsidiaries, including Luminant and TXU Energy, ceased to be related parties of ours as of October 3, 2016.  As a result of the Sempra Acquisition, the members of the Texas Holdings Group ceased to be related parties of ours as of March 9, 2018.  See Note 11 for details of Oncor’s related-party transactions with members of the Texas Holdings Group.

Change in Indirect Ownership of Oncor

During the course of the EFH Bankruptcy Proceedings, certain plans of reorganization were filed that contemplated the transfer of the ownership interests in Oncor that were indirectly held by EFH Corp. Below is a summary of certain matters relating to the change in indirect ownership of Oncor that were proposed in the EFH Bankruptcy Proceedings.

Prior Merger Agreements

The following merger agreements relating to a potential change in indirect ownership of Oncor were entered into in connection with the EFH Bankruptcy Proceedings. Each of these prior merger agreements has been terminated in accordance with its respective terms.

•

In August 2015, the EFH Debtors entered into a merger and purchase agreement (Hunt Merger Agreement) with an investor group consisting of certain unsecured creditors of TCEH and an affiliate of Hunt Consolidated, Inc., as well as certain other investors designated by Hunt Consolidated, Inc. (collectively, the Hunt Investor Group), that would have led to a significant change in the indirect equity ownership of Oncor.   In September 2015, Oncor and the Hunt Investor Group filed a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Hunt Merger Agreement.  The PUCT issued an order conditionally approving the joint application in March 2016, and in

April 2016, the Hunt Investor Group and certain intervenors filed motions for rehearing. As discussed under “PUCT Matters Related to the EFH Bankruptcy Proceedings – Hunt Investor Group PUCT Proceedings” below, in May 2016, the PUCT denied the motions for rehearing in PUCT Docket No. 45188 and the Hunt Merger Agreement was terminated.  In June 2016, the Hunt Investor Group filed a petition with the Travis County District Court seeking review of the PUCT order.  We cannot predict the results of the review or the ultimate disposition of PUCT Docket No. 45188, particularly in light of the termination of the Hunt Merger Agreement.

•

Following the termination of the Hunt Merger Agreement, in July 2016, EFH Corp. and EFIH entered into an Agreement and Plan of Merger (NEE Merger Agreement) with NextEra Energy, Inc.  (NEE) and EFH Merger Co., LLC, a wholly-owned subsidiary of NEE that provided for NEE’s acquisition of the equity interests in Oncor indirectly owned by EFH Corp. and EFIH.  Additionally, in October 2016, an affiliate of NEE entered into an Agreement and Plan of Merger (the TTI Merger Agreement) with Texas Transmission Holdings Corporation (TTHC),  the parent of Texas Transmission, and certain of its affiliates to purchase Texas Transmission’s 19.75% equity interest in Oncor for approximately $2.4 billion. The bankruptcy court approved EFH Corp. and EFIH’s entry into the NEE Merger Agreement and related plan support agreement in September 2016 and confirmed an amended plan of reorganization in February 2017 (NEE Plan).  The consummation of the transactions contemplated by the NEE Merger Agreement and related plan of reorganization and the TTI Merger Agreement was subject to various conditions precedent, including the approval of the PUCT. Oncor and NEE filed a joint application seeking certain regulatory approvals with respect to the NEE Merger Agreement and the TTI Merger Agreement in October 2016. The PUCT denied the application on April 13, 2017, issued an order on rehearing on June 7, 2017 re-affirming its decision that the proposed transaction was not in the public interest and denied NEE’s second motion for rehearing on June 29, 2017. Following these developments, on July 6, 2017, EFH Corp. and EFIH delivered a notice terminating the NEE Merger Agreement, which caused the NEE Plan to be null and void.  As discussed under “PUCT Matters Related to the EFH Bankruptcy Proceedings” below, on July 13, 2017, NEE filed a petition with the Travis County District Court seeking review of the PUCT order (PUCT NEE Plan Order). We cannot assess the impact of the termination of the NEE Merger Agreement on the results of the review or ultimate disposition of the PUCT NEE Plan Order, or any associated impacts of such termination and matters relating to the PUCT NEE Plan Order on the TTI Merger Agreement and the transactions contemplated thereby.  For more information regarding the TTI Merger Agreement and its related regulatory proceedings, see “PUCT Matters Related to EFH Bankruptcy Proceedings – NEE PUCT Proceedings” below.

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

Sempra Merger Agreement and Closing

On August 15, 2017, the EFH Debtors received an alternative proposal from Sempra that largely followed the structure of the BHE Plan. Following negotiations, on August 21, 2017, EFH Corp. and EFIH entered into an Agreement and Plan of Merger (Sempra Merger Agreement) with Sempra and one of its wholly-owned subsidiaries (collectively, the Sempra Parties).    The Sempra Acquisition closed on March 9, 2018. As a result of the Sempra Acquisition, EFH Corp. merged with an indirect subsidiary of Sempra, with EFH Corp. (renamed STH) continuing as the surviving company and an indirect, wholly-owned subsidiary of Sempra.  The Sempra Merger Agreement did not impose any conditions on the EFH Debtors regarding Texas Transmission’s minority interest in Oncor. Accordingly, the Sempra Merger Agreement provided for the acquisition by Sempra of the 80.03% of Oncor’s membership interests owned indirectly by EFH Corp. and EFIH (Sempra Acquisition).  In accordance with the

Sempra Merger Agreement, Sempra paid cash consideration of approximately $9.45 billion to acquire the indirect 80.03% outstanding membership interest in Oncor.  In addition, in connection with the Sempra Acquisition, Oncor Holdings acquired 0.22% of the outstanding membership interests in Oncor from Investment LLC.   After the Sempra Acquisition, Texas Transmission continued to own 19.75% of Oncor’s outstanding membership interests.  The Sempra Merger Agreement was consummated on March 9, 2018 after obtaining the approval of the bankruptcy court in the EFH Bankruptcy Proceedings, the Federal Communications Commission and the PUCT.

Pursuant to the terms of the Sempra Merger Agreement, Oncor and Sempra filed a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the amended joint plan of reorganization filed on September 5, 2017 by the EFH Debtors (Sempra Plan) on October 5, 2017 in PUCT Docket No. 47675. On December 14, 2017, Oncor and Sempra entered into a stipulation with the Staff of the PUCT, the Office of Public Utility Counsel, the Steering Committee of Cities Served by Oncor and the Texas Industrial Energy Consumers reflecting the parties’ settlement of all issues in the PUCT proceeding regarding the joint application.  At its February 15, 2018 open meeting, the PUCT directed PUCT Staff to prepare an order based on the Sempra Settlement Stipulation for consideration by the PUCT at its open meeting on March 8, 2018. At the open meeting, the PUCT approved the final order.  For more information regarding the Sempra Settlement Stipulation and the proceedings in PUCT Docket No. 47675, see “PUCT Matters Related to EFH Bankruptcy Proceedings – Sempra PUCT Proceedings” below.

In connection with the closing of the Sempra Acquisition, Oncor’s Limited Liability Company Agreement was amended and restated in its entirety on March 9, 2018. The Limited Liability Company Agreement, among other things, provides for the management of Oncor by a board of directors consisting of 13 members, including seven “disinterested directors” (as defined in the Limited Liability Company Agreement), two directors designated indirectly by Sempra, two directors designated by Texas Transmission (subject to certain conditions) and two directors that are current or former officers of Oncor.

Management Equity Purchase

On March 9, 2018, Oncor entered into an Interest Transfer Agreement (OMI Agreement) with Investment LLC, Oncor Holdings and Sempra. Pursuant to the 2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its affiliates, certain members of Oncor’s management, including Oncor’s executive officers and independent directors on Oncor’s board of directors, were granted the opportunity to purchase Class B equity interests (Class B Interests) in Investment LLC, an entity whose only assets consist of equity interests in Oncor. Investment LLC held 1,396,008 of the outstanding limited liability company interests in Oncor (the “OMI Interests”), which represented 0.22% of the outstanding membership interests in Oncor. For a description of the amounts of Class B Interests that were beneficially owned by members of Oncor’s board of directors and each of Oncor’s named executive officers, see “Security Ownership of Certain Beneficial Owners and Management and Related Equity Holder Matters – Security Ownership of Equity Interests of Oncor of Certain Beneficial Owners and Management.” in the 2017 Form 10-K.

Pursuant to the OMI Agreement, in connection with the closing of the Sempra Acquisition, Investment LLC transferred to Oncor Holdings all of the OMI Interests in exchange for $26 million in cash, which represents approximately $18.60 for each OMI Interest. Following the transfer, the holders of the Class B Interests will be entitled to receive certain distributions related to certain allocable tax liabilities.

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

Sempra PUCT Proceedings

Oncor and Sempra filed a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the Sempra Plan on October 5, 2017 in PUCT Docket No. 47675. On December 14, 2017, Oncor and Sempra entered into a stipulation with the Staff of the PUCT, the Office of Public Utility Counsel, the Steering Committee of Cities Served by Oncor and the Texas Industrial Energy Consumers reflecting the parties’ settlement of all issues in the PUCT proceeding regarding the joint application. On January 5, 2018, Oncor, Sempra and the Staff of the PUCT made a joint filing with the PUCT requesting that the PUCT approve the acquisition, consistent with the governance, regulatory and operating commitments in a revised stipulation joined by two additional parties. On January 23, 2018, Oncor and Sempra filed an additional revision to the revised stipulation (Sempra Settlement Stipulation) and announced that two more parties had joined in the Sempra Settlement Stipulation. On February 2, 2018, Oncor and Sempra announced that all of the intervenors in PUCT Docket No. 47675 had signed on to the Sempra Settlement Stipulation. At its February 15, 2018 open meeting, the PUCT directed PUCT Staff to prepare an order based on the Sempra Settlement Stipulation for consideration by the PUCT at its open meeting on March 8, 2018. At the open meeting, the PUCT approved the final order.

The parties to the Sempra Settlement Stipulation agreed that Sempra’s acquisition of EFH Corp. was in the public interest and would bring substantial benefits.  The Sempra Settlement Stipulation requested that the PUCT approve the Sempra Acquisition. Previously, EFH Corp. and Oncor implemented various ring-fencing measures to enhance Oncor’s separateness from its owners and to mitigate the risk that Oncor would be negatively impacted in the event of a bankruptcy or other adverse financial developments affecting EFH Corp. or EFH Corp.’s subsidiaries or owners.  The prior ring-fencing measures were designed to create both legal and financial separation between the Oncor Ring-Fenced Entities, on the one hand, and EFH Corp. and its other affiliates and subsidiaries, on the other hand.  The joint application filed with the PUCT and the Sempra Settlement Stipulation outline certain ring-fencing measures, governance mechanisms and restrictions that apply after the Sempra Acquisition. As a result of these ring-fencing measures, Sempra will not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor, including the deployment or disposition of Oncor’s assets, declarations of dividends, strategic planning and other important corporate issues and actions. These limitations include limited representation on the board of directors of Oncor.

Pursuant to the order issued by PUCT with respect to its approval of the transaction contemplated by the Sempra Plan (PUCT Docket No. 47675) (the “Sempra Order”), following the consummation of the Sempra Acquisition, the board of directors of Oncor is required to consist of thirteen members and be constituted as follows:

•

seven members, which we refer to as disinterested directors, (i) shall be independent directors in all material respects under the rules of the New York Stock Exchange in relation to Sempra and its subsidiaries and affiliated entities and any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, and (ii) shall have no material relationship with Sempra or its affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings at the time of the Sempra Acquisition or within the previous ten years;

•	two members shall be designated by Sempra (through Oncor Holdings);
•	two members shall be appointed by Texas Transmission; and
•

two members shall be current or former officers of Oncor (the Oncor Officer Directors), initially Robert S. Shapard and E. Allen Nye, Jr., who are the chair of the Oncor board and chief executive of Oncor, respectively.

In order for a current or former officer of Oncor to be eligible to serve as an Oncor Officer Director, such officer cannot have worked for Sempra or any of its affiliates (excluding Oncor Holdings and Oncor) or any other entity with a direct or indirect ownership interest in Oncor or Oncor Holdings in the ten year period prior to such officer being employed by Oncor.  Oncor Holdings, at the direction of STIH (a subsidiary of STH), which is a wholly-owned indirect subsidiary of, and controlled by, Sempra following the Sempra Acquisition), has the right to nominate and/or seek the removal of the Oncor Officer Directors, with such nomination or removal subject to approval by a majority of the Oncor board of directors.

In addition, the Sempra Order provides that Oncor’s board cannot be overruled by the board of Sempra or any of its subsidiaries on dividend policy, the issuance of dividends or other distributions (except for contractual tax payments), debt issuance, capital expenditures, operation and maintenance expenditures, management and service fees, and appointment or removal of board members, provided that certain actions may also require the additional approval of the Oncor Holdings board of directors. The Sempra Order also provides that any changes to the size, composition, structure or rights of the board must first be approved by the PUCT. In addition, if Sempra acquires Texas Transmission’s interest in Oncor, the two board positions on Oncor’s board of directors that Texas Transmission is entitled to appoint shall be eliminated and the size of Oncor’s board of directors will be reduced by two.

Additional regulatory commitments, governance mechanisms and restrictions provided in the Sempra Order include, among others:

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

•

Sempra will make, within 60 days after the Sempra Acquisition, its proportionate share of the aggregate equity investment in Oncor in an amount necessary for Oncor to achieve a capital structure consisting of 57.5% long-term debt to 42.5% equity, as calculated for regulatory purposes (until recently, Oncor’s regulatory capital structure required 40% equity, with the remaining 60% as debt);

Sempra contributed $117 million in cash commensurate with its ownership interest to Oncor on April 23, 2018.  See Note 9 for further information regarding member contributions.

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

•

Without the prior approval of the PUCT, neither Sempra nor any of its affiliates (excluding Oncor) will incur, guaranty or pledge assets in respect of any indebtedness that is dependent on the revenues of Oncor in more than a proportionate degree than the other revenues of Sempra or on the stock of Oncor, and there will be no debt at STH or STIH at any time following the closing of the Sempra Acquisition;

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

•

Oncor will not seek recovery in rates of any expenses or liabilities related to EFH Corp.’s bankruptcy, or (1) any tax liabilities resulting from the Vistra Spin-Off, (2) any asbestos claims relating to non-Oncor operations of EFH Corp. or (3) any make-whole claims by holders of debt securities issued by EFH Corp. or EFIH, and Sempra must file with the PUCT a plan providing for the extinguishment of the liabilities described in items (1) through (3) above, which protects Oncor from any harm  (Such plan was filed with the PUCT on April 6, 2018.);

•

There must be maintained certain “separateness measures” that reinforce the financial separation of Oncor from STH and STH’s owners, including a requirement that dealings between Oncor, Oncor Holdings and their subsidiaries with Sempra, any of Sempra’s other affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, must be on an arm’s-length basis, limitations on affiliate transactions, separate recordkeeping requirements and a prohibition on pledging Oncor assets or stock for any entity other than Oncor;

•	No transaction costs or transition costs related to the Sempra Acquisition (excluding Oncor employee time) will be borne by Oncor’s customers nor included in Oncor’s rates;

•

Sempra will continue to hold indirectly at least 51% of the ownership interests in Oncor and Oncor Holdings for at least five years following the closing of the Sempra Acquisition, unless otherwise specifically authorized by the PUCT; and

•

Oncor will provide bill credits to electric delivery rates for ultimate credits to customers in an amount equal to 90% of any interest rate savings achieved due to any improvement in its credit ratings or market spreads compared to those as of June 30, 2017 until final rates are set in the next Oncor base rate case filed after PUCT Docket No. 46957 (except that savings will not be included in credits if already realized in rates); and one year after the Sempra Acquisition, Oncor will provide bill credits to electric delivery rates for inclusion in customer bills equal to 90% of any synergy savings until final rates are set in the next

Oncor base rate proceeding after the 2017 rate review (PUCT Docket No. 46957), at which time any total synergy savings shall be reflected in Oncor’s rates.

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

3.    REGULATORY MATTERS

Change in Control Reviews

See “PUCT Matters Related to EFH Bankruptcy Proceedings” in Note 2.

4.   REVENUES

General

Our revenue is billed monthly under tariffs approved by the PUCT and the majority of revenues are related to providing electric delivery service to consumers.  Tariff rates are designed to recover the cost of providing electric delivery service to customers including a reasonable rate of return on invested capital.   As the units delivered can be directly measured, our revenues are recognized when the underlying service has been provided in an amount prescribed by the related tariff. We recognize revenue in the amount that we have the right to invoice.   Substantially all of our revenues are from contracts with customers (Topic 606 revenues) except for alternative revenue program revenues discussed below.

Reconcilable Tariffs

The PUCT has designated certain tariffs (primarily TCRF, EECRF and previously AMS surcharges) as reconcilable, which means the differences between amounts billed under these tariffs and the related incurred costs are deferred as either regulatory assets or regulatory liabilities.  Accordingly, at prescribed intervals, future tariffs are adjusted to either repay regulatory liabilities or collect regulatory assets.

Alternative Revenue Program

The PUCT has implemented an incentive program allowing us to earn performance bonuses by exceeding PUCT energy efficiency program targets. This incentive program is considered an “alternative revenue program” and the related bonus revenues are outside of the scope of Topic 606.  Annual performance bonuses are recognized as revenue when approved by the PUCT, typically in the third or fourth quarter each year.

As a result of the 2017 rate review order effective November 26, 2017, the AMS surcharges ceased and AMS related expenses and return became recoverable through distribution base rates.

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff for the three months ended March 31, 2018:

Three Months Ended March 31, 2018
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$507
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	125
Billed to REPs serving Oncor distribution customers, through TCRF	78
Total transmission base revenues	203
Other miscellaneous revenues	16
Total revenues contributing to earnings	726

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	245
EECRF and other regulatory charges	19
Revenues collected for pass-through expenses	264

Total operating revenues	$990

Customers

Our distribution customers consist of approximately 85 REPs and certain electric cooperatives in our certificated service area.  The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.  REP subsidiaries of our two largest counterparties represented 24% and 20% of our total operating revenues for the three months ended March 31, 2018.  No other customer represented more than 10% of our total operating revenues. Our transmission base revenues are collected from load serving entities benefitting from our transmission system. Our transmission customers consist of municipalities, electric cooperatives and other distribution companies.

Variability

Our revenues and cash flows are subject to seasonality, timing of customer billings, weather conditions and other electricity usage drivers, with revenues being highest in the summer. Payment is due 35 days after invoicing. Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by nonaffiliated REPs are recoverable as a regulatory asset.

Pass-through expenses

Expenses which are allowed to be passed-through to customers (primarily, third party wholesale transmission service and energy efficiency program costs) are generally recognized as revenue at the time the costs are incurred.  Franchise taxes are assessed by local governmental bodies, based on kWh delivered and are not a “pass-through” item.  The rates we charge customers are intended to recover the franchise taxes, but we are not acting as an agent to collect the taxes from customers; therefore, franchise taxes are reported as a principal component of “taxes other than amounts related to income taxes” instead of a reduction to  “revenues” in the income statement.

5.    REGULATORY ASSETS AND LIABILITIES

Recognition of regulatory assets and liabilities and the periods which they are to be recovered or refunded through rate regulation are determined by the PUCT.    Components of our regulatory assets and liabilities as of March 31, 2018 and December 31, 2017 are provided in the table below.  Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period at	Carrying Amount At
	March 31, 2018	March 31, 2018	December 31, 2017

Regulatory assets:
Employee retirement costs being amortized	10 years	$323	$331
Unrecovered employee retirement costs incurred since the last rate review period (a)	To be determined	31	30
Employee retirement liability (a)(b)(c)	To be determined	835	854
Employee retirement plans - non-service costs	Lives of related assets	11	-
Self-insurance reserve (primarily storm recovery costs) being amortized	10 years	383	394
Unrecovered self-insurance reserve incurred since the last rate review period (a)	To be determined	43	49
Securities reacquisition costs (post-industry restructure)	Lives of related debt	11	12
Deferred conventional meter and metering facilities depreciation	3 years	52	57
Under-recovered AMS costs	10 years	200	206
Unprotected excess deferred taxes	To be determined	202	197
Energy efficiency performance bonus (b)	1 year or less	9	12
Other regulatory assets	Various	30	38
Total regulatory assets		2,130	2,180

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	974	954
Protected excess deferred taxes	To be determined	1,595	1,595
Unprotected excess deferred taxes	To be determined	198	194
Federal income taxes - over-collected due to TCJA rate change	To be determined	30	-
Over-recovered wholesale transmission service expense (b)	1 year or less	31	47
Other regulatory liabilities	Various	25	17
Total regulatory liabilities		2,853	2,807
Net regulatory assets (liabilities)		$(723)	$(627)

____________

(a)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(b)	Not earning a return in the regulatory rate-setting process.
(c)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

6.    SHORT-TERM BORROWINGS

Revolving Credit Facility

At March 31, 2018, we had a $2.0 billion unsecured revolving credit facility (Credit Facility) to be used for working capital and general corporate purposes, issuances of letters of credit and support for commercial paper issuances.  We may request increases in our borrowing capacity in increments of not less than $100 million, not to exceed $400 million in the aggregate provided certain conditions are met, including lender approvals. The Credit Facility has a five-year term expiring in November 2022 and gives us the option of requesting up to two one-year extensions, with such extensions subject to certain conditions and lender approvals.  Borrowings are classified as short-term on the balance sheet.

At March 31, 2018, we had outstanding borrowings under the Credit Facility totaling $1.075 billion with an interest rate of 2.79% per annum and outstanding letters of credit totaling $9 million.  At December 31, 2017, we had outstanding borrowings under the Credit Facility totaling $950 million with an interest rate of 2.62% and outstanding letters of credit totaling $9 million.

Borrowings under the Credit Facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 0.875% to 1.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  At March 31, 2018, outstanding borrowings bore interest at LIBOR plus 1.00%.  Amounts borrowed under the Credit Facility, once repaid, can be borrowed again from time to time.

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.075% to 0.225% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the Credit Facility.  Letter of credit fees on the stated amount of letters of credit issued under the Credit Facility are payable to the lenders quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR.  Customary fronting and administrative fees are also payable to letter of credit fronting banks.  At March 31, 2018, letters of credit bore interest at 1.200%, and a commitment fee (at a rate of 0.100% per annum) was payable on the unfunded commitments under the Credit Facility, each based on our current credit ratings.

Under the terms of the Credit Facility, the commitments of the lenders to make loans to us are several and not joint.  Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

Subject to the limitations described below, borrowing capacity available under the Credit Facility at March 31, 2018 was $916 million and at December 31, 2017 was $1.041 billion.

The Credit Facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries.  In addition, the Credit Facility requires that we maintain a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.  For purposes of the ratio, debt is calculated as indebtedness defined in the Credit Facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with GAAP).  Capitalization is calculated as membership interests determined in accordance with GAAP plus indebtedness described above.  At March 31, 2018, we were in compliance with this and all other covenants.

Commercial Paper Program

On March 26, 2018 we established a commercial paper program (CP Program), under which we may issue unsecured commercial paper notes (Notes) on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion. We also entered into commercial paper dealer agreements (Dealer Agreements) with commercial paper dealers (Dealers).  The Dealer Agreements are substantially identical in all material respects except as to the parties thereto.  A national bank acts as the issuing and paying agent under the CP Program pursuant to the terms of an issuing and paying agent agreement.

Under the CP Program, we may issue Notes from time to time, and the proceeds of the Notes will be used for working capital and general corporate purposes.

The CP Program obtains liquidity support from our Credit Facility discussed above.  If at any time funds are not available on favorable terms under the CP Program, we may utilize the Credit Facility for funding.  At March 31, 2018, we had no outstanding Notes issued under the CP Program.

The Dealer Agreements provide the terms under which the Dealers will either purchase from us or arrange for the sale by us of Notes pursuant to an exemption from federal and state securities laws.  The Dealer Agreements contain customary representations, warranties, covenants and indemnification provisions.  The maturities of the Notes will vary, but may not exceed 364 days from the date of issue.  The face or principal amount of Notes outstanding under the CP Program at any time may not exceed $2.0 billion.  The Notes will be sold at a discount from par or, alternatively, will be sold at par and bear interest at rates that will vary based on market conditions at the time of the issuance of the Notes.  The rate of interest on any Note will depend on whether the Note will bear interest on a fixed rate or a floating rate basis.

From time to time, one or more of the Dealers and certain of their respective affiliates have provided, and may in the future provide, commercial banking, investment banking and other financial advisory services to us and our affiliates for which the Dealers have received or will receive customary fees and expenses.  In addition, certain of the Dealers or their affiliates are lenders under the Credit Facility.

The Notes have not been and will not be registered under the Securities Act of 1933 (the “Securities Act”), or any state securities laws, and may not be offered and sold except in compliance with an applicable exemption from the registration requirements of the Securities Act and any applicable state securities laws.

7.    LONG-TERM DEBT

Our senior notes are secured by a  first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.  At March 31, 2018 and December 31, 2017, our long-term debt consisted of the following:

	March 31,	December 31,
	2018	2017

Secured:
6.800% Fixed Senior Notes due September 1, 2018	$550	$550
2.150% Fixed Senior Notes due June 1, 2019	250	250
5.750% Fixed Senior Notes due September 30, 2020	126	126
4.100% Fixed Senior Notes due June 1, 2022	400	400
7.000% Fixed Debentures due September 1, 2022	800	800
2.950% Fixed Senior Notes due April 1, 2025	350	350
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
4.550% Fixed Senior Notes due December 1, 2041	400	400
5.300% Fixed Senior Notes due June 1, 2042	500	500
3.750% Fixed Senior Notes due April 1, 2045	550	550
3.800% Fixed Senior Notes due September 30, 2047	325	325
Secured long-term debt	5,876	5,876
Unsecured:
Term loan credit agreement due no later than March 26, 2019	275	275
Total long-term debt	6,151	6,151
Unamortized discount and debt issuance costs	(33)	(34)
Less amount due currently	(825)	(550)
Long-term debt, less amounts due currently	$5,293	$5,567

Deed of Trust

Our secured indebtedness is secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness (excluding borrowings under the CP Program, the Credit Facility and the term loan credit agreement) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At March 31, 2018, the amount of available bond credits was $3.038 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $2.540 billion.

Fair Value of Long-Term Debt

At March 31, 2018 and December 31, 2017, the estimated fair value of our long-term debt (including current maturities) totaled $6.940 billion and $7.153 billion, respectively, and the carrying amount totaled $6.118 billion and $6.117 billion, respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

8.    COMMITMENTS AND CONTINGENCIES

EFH Bankruptcy Proceedings

On the EFH Petition Date,  the Debtors commenced the EFH Bankruptcy Proceedings.    The Oncor Ring-Fenced Entities were not parties to the EFH Bankruptcy Proceedings.  See Note 2 for further information regarding the resolution of the EFH Bankruptcy Proceedings and the change in control of our indirect majority owner in connection with such proceedings and Note 11 for our related-party transactions involving members of the Texas Holdings Group.

Legal/Regulatory Proceedings

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.  See Note 3 in this report and Note 8 to Financial Statements in our 2017 Form 10-K for additional information regarding our legal and regulatory proceedings.

9.    MEMBERSHIP INTERESTS

Cash Distributions

Distributions are limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is 57.5% debt to 42.5% equity effective November 27, 2017.   The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt including capital leases plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  Equity is calculated as membership interests determined in accordance with GAAP, excluding the effects of the acquisition accounting resulting from Docket No, 34077 (which included recording the initial goodwill and fair value adjustments and subsequent related impairments and amortization).    At March 31, 2018, our regulatory capitalization ratio was 58.9% debt to 41.1% equity, effectively restricting our ability to make cash distributions to our members as of that date.

Cash Contributions

In April 2018, our members contributed $144 million,  which was used to pay down a portion of our term loan credit agreement.

Membership Interests

The following table presents the changes to membership interests during the three months ended March 31, 2018 and 2017:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests

Balance at December 31, 2017	$8,004	$(101)	$7,903
Net income	89	-	89
Defined benefit pension plans (net of tax)	-	1	1
Balance at March 31, 2018	$8,093	$(100)	$7,993

Balance at December 31, 2016	$7,822	$(111)	$7,711
Net income	73	-	73
Distributions	(86)	-	(86)
Net effects of cash flow hedges (net of tax)	-	1	1
Balance at March 31, 2017	$7,809	$(110)	$7,699

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2017	$(18)	$(83)	$(101)
Defined benefit pension plans (net of tax)	-	1	1
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	-	-	-
Balance at March 31, 2018	$(18)	$(82)	$(100)

Balance at December 31, 2016	$(20)	$(91)	$(111)
Defined benefit pension plans (net of tax)	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	1	-	1
Balance at March 31, 2017	$(19)	$(91)	$(110)

10.    PENSION AND OPEB PLANS

Pension Plans

We sponsor the Oncor Retirement Plan and also have liabilities under the Vistra Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Internal Revenue Code of 1986, as amended, and are subject to the provisions of ERISA.  Employees do not contribute to either plan.  We also have a supplemental pension plan for certain employees whose retirement benefits cannot be fully earned under the qualified retirement plans.  See Note 10 to Financial Statements in our 2017 Form 10-K for additional information regarding pension plans.

OPEB Plans

We currently sponsor the Oncor OPEB Plan and the Oncor Shared OPEB Plan.  The Oncor OPEB Plan covers our eligible current and future retirees, excluding certain eligible retirees of EFH Corp./Vistra whose employment service was assigned to both Oncor (or a predecessor regulated utility business) and a non-regulated business of EFH Corp./Vistra which are now part of a separate plan discussed below.

Effective January 1, 2018, we established the Oncor Shared OPEB Plan to cover “split participants” whose employment included service that has been assigned to both Oncor (or a predecessor regulated utility business) and  non-regulated businesses of EFH Corp./Vistra.   Vistra is solely responsible for its portion of the liability for retiree benefits related to those retirees.    As we are not responsible for Vistra’s portion of the Oncor Shared OPEB Plan’s unfunded liability, that amount is not reported on our balance sheet.  The establishment of the Oncor Shared OPEB Plan is not expected to have an impact on our financial statements.  See Note 10 to Financial Statements in our 2017 Form 10-K for additional information.

Pension and OPEB Costs

Our net costs related to pension plans and the Oncor OPEB Plans for the three months ended March 31, 2018 and 2017 were comprised of the following:

	Three Months Ended March 31,
	2018	2017

Components of net allocated pension costs:
Service cost	$7	$6
Interest cost	30	33
Expected return on assets	(30)	(29)
Amortization of net loss	12	11
Net pension costs	19	21
Components of net OPEB costs:
Service cost	2	2
Interest cost	11	12
Expected return on assets	(2)	(2)
Amortization of prior service cost	(7)	(5)
Amortization of net loss	14	8
Net OPEB costs	18	15
Total net pension and OPEB costs	37	36
Less amounts deferred principally as property or a regulatory asset	(18)	(25)
Net amounts recognized as expense	$19	$11

The discount rates reflected in net pension and OPEB costs in 2018 are 3.53%,  3.72% and 3.73% for the Oncor Retirement Plan, the Vistra Retirement Plan and the Oncor OPEB Plans, respectively.  The expected return on pension and OPEB plan assets reflected in the 2018 cost amounts are 5.13%,  4.78% and 6.20% for the Oncor Retirement Plan, the Vistra Retirement Plan and the Oncor OPEB Plans, respectively.

Pension and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and Oncor OPEB Plans of $21 million and $14 million, respectively, during the three months ended March 31, 2018.   We expect to make additional cash contributions to

the pension plans and Oncor OPEB Plans of $61 million and $21 million, respectively, during the remainder of 2018.   Our aggregate pension plans and Oncor OPEB Plans funding is expected to total approximately $556 million and $178 million, respectively, in the 2018 to 2022 period based on the latest actuarial projections.

11.   RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions at March 31, 2018.  As a result of the Sempra Acquisition, Sempra became a related party and the Sponsor Group ceased to be a related party as of March 9, 2018. See Note 2 for information regarding the Sempra Acquisition.

•

We are not a member of another entity’s consolidated tax group, but our owners’ federal income tax returns include their portion of our results.  Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, Investment LLC and STH (as successor to EFH Corp.), we are generally obligated to make payments to our owners, pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return.  STH will file a combined Texas Margin tax return which includes our results and our share of Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return.  See discussion in Note 1 to Financial Statements in our 2017 Form 10-K under “Income Taxes.”  Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members.  In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At March 31, 2018			At December 31, 2017
	Sempra Texas Holdings	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes payable (receivable)	$9	$(3)	$6	$(21)	$(5)	$(26)
Texas margin taxes payable	26	-	26	21	-	21
Net payable (receivable)	$35	$(3)	$32	$-	$(5)	$(5)

Cash payments made to (received from) members related to income taxes consisted of the following:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes	$(19)	$-	$(19)	$(135)	$(15)	$(150)

No tax related payments were made to (received from) Sempra during these periods.

•

Related parties of the Sponsor Group have (1) sold, acquired or participated in the offerings of our debt or debt securities in open market transactions or through loan syndications, and (2) performed various financial advisory, dealer, commercial banking and investment banking services for us and certain of our affiliates for which they have received or will receive customary fees and expenses.     As of March 8, 2018,  approximately 16% of the equity in an existing vendor of the company was owned by a member of the Sponsor Group.  During 2018 and 2017, this vendor performed transmission and distribution system construction and maintenance services for us.  Cash payments were made for such services to this vendor and/or its subsidiaries totaling $35 million dollars for the year-to-date period ended March 8, 2018, of which approximately $33 million was capitalized and $2 million was recorded as an operation and maintenance expense.

See Note 9 for information regarding distributions to members.

12.     SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and (Deductions)

	Three Months Ended March 31,
	2018	2017

Professional fees	$(3)	$(5)
Sempra Acquisition related costs	(16)	-
Recoverable Pension and OPEB - non-service costs (a)	(13)	(7)
Interest income and other	-	1
Total other income and (deductions) - net	$(32)	$(11)

____________

(a)	The prior period has been adjusted to present non-service costs as a non-operating cost pursuant to ASU 2017-07. See Note 1 for additional information.

Interest Expense and Related Charges

	Three Months Ended March 31,
	2018	2017

Interest	$89	$86
Amortization of debt issuance costs and discounts	1	1
Less allowance for funds used during construction – capitalized interest portion	(2)	(2)
Total interest expense and related charges	$88	$85

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2018	2017

Gross trade accounts and other receivables	$590	$638
Allowance for uncollectible accounts	(3)	(3)
Trade accounts receivable – net	$587	$635

At March 31, 2018, REP subsidiaries of our two largest counterparties represented approximately 14% and 12% of the trade accounts receivable balance and at December 31, 2017, represented approximately 12% and 10% of the trade accounts receivable balance.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by nonaffiliated REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2018	2017

Assets related to employee benefit plans, including employee savings programs	$109	$111
Land and other investments	11	2
Total investments and other property	$120	$113

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2018	2017

Total assets in service	$21,898	$21,717
Less accumulated depreciation	7,350	7,255
Net of accumulated depreciation	14,548	14,462
Construction work in progress	608	402
Held for future use	15	15
Property, plant and equipment – net	$15,171	$14,879

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At March 31, 2018			At December 31, 2017
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Identifiable intangible assets subject to amortization:
Land easements	$453	$97	$356	$453	$96	$357
Capitalized software	688	351	337	679	339	340
Total	$1,141	$448	$693	$1,132	$435	$697

Aggregate amortization expense for intangible assets totaled $12 million and $15 million for the three months ended March 31, 2018 and 2017, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense
2018	$48
2019	45
2020	44
2021	44
2022	44

At both March 31, 2018 and December 31, 2017, goodwill totaling $4.1 billion was reported on our balance sheet.  None of this goodwill is being deducted for tax purposes.

Employee Benefit Obligations and Other

Employee benefit obligations and other reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2018	2017

Retirement plans and other employee benefits	$2,011	$2,035
Investment tax credits	9	10
Other	66	57
Total employee benefit obligations and other	$2,086	$2,102

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2018	2017

Cash payments (receipts) related to:
Interest	$101	$99
Less capitalized interest	(2)	(2)
Interest payments (net of amounts capitalized)	$99	$97
Amount in lieu of income taxes (a):
Federal	$(19)	$(150)
State	-	-
Total payments (receipts) in lieu of income taxes	$(19)	$(150)

Noncash construction expenditures (b)	$125	$133

____________

(a)	See Note 11 for income tax related detail.
(b)	Represents end-of-period accruals.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2018 and 2017 should be read in conjunction with the condensed financial statements and the notes to those statements herein as well as the consolidated financial statements and the notes to those statements and “Risk Factors” contained in our 2017 Form 10-K.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of U.S. dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.   We are a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of STIH, a direct wholly-owned subsidiary of STH. In connection with the Sempra Acquisition, on March 9, 2018, STH became an indirect wholly- owned subsidiary of Sempra.  Oncor Holdings owns 80.25% of our outstanding membership interests and Texas Transmission owns 19.75% of our outstanding membership interests.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

Sempra has committed to certain ring-fencing measures effective with the closing of the Sempra Acquisition. For more information on the Sempra Acquisition and the related PUCT proceedings, see Note 2 to Financial Statements.

Significant Activities and Events

EFH Bankruptcy Proceedings — See Note 2 to Financial Statements for information on the proceedings.

Sempra Acquisition — In connection with the EFH Corp. Bankruptcy Proceedings, EFH Corp. and EFIH entered into an agreement with Sempra pursuant to which Sempra would acquire the 80.03% of Oncor’s outstanding equity held indirectly by EFH Corp. and EFIH. In addition, in connection with the Sempra Acquisition, Oncor Holdings acquired 0.22% of the outstanding membership interests in Oncor from Investment LLC. The Sempra Acquisition was subject to customary closing conditions, including the approval of the bankruptcy court in the EFH Bankruptcy Proceedings and the PUCT.  All parties in the PUCT proceeding requesting PUCT approval of the Sempra Acquisition entered into a settlement agreement, and Oncor, Sempra and the Staff of the PUCT made a joint filing with the PUCT requesting that the PUCT approve the acquisition consistent with the governance, regulatory and operating commitments set forth in the settlement agreement.  The bankruptcy court confirmed the Sempra Plan on February 26, 2018.  The PUCT approved the final order on March 8, 2018.  The Sempra Acquisition closed on March 9, 2018.  See Notes 2 and 3 to the Financial Statements for more information.

For information regarding related matters with the PUCT, see discussion below under “Regulation and Rates – Matters with the PUCT.”

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended March 31,		%
	2018	2017	Change

Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	10,444	8,489	23.0
Other (a)	18,990	16,889	12.4
Total electric energy volumes	29,434	25,378	16.0
Reliability statistics (b)(c):
System Average Interruption Duration Index (SAIDI) (nonstorm)	97.6	95.8	1.9
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.5	1.5	-
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	65.0	65.7	(1.1)
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,572	3,450	3.5

	Three Months Ended March 31,		$
	2018	2017	Change
Operating revenues
Revenues contributing to earnings:
Distribution base revenues (d)	$507	$414	$93
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	125	153	(28)
Billed to REPs serving Oncor distribution customers, through TCRF	78	83	(5)
Total transmission base revenues	203	236	(33)
AMS surcharge and other miscellaneous revenues (d)	16	43	(27)
Total revenues contributing to earnings	726	693	33

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	245	231	14
EECRF and other regulatory charges	19	11	8
Total revenues collected for pass-through expenses	264	242	22

Total operating revenues	$990	$935	$55

________________

(a)	Includes small business, large commercial and industrial and all other non-residential distribution points of delivery.
(b)

SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.  The statistics presented are based on twelve months ended March 31, 2018 and 2017 data.

(c)	Excludes impacts of the Sharyland Asset Exchange.
(d)	The separate reconcilable AMS surcharge ceased on November 27, 2017 and AMS-related expenses and returns became recoverable through distribution base revenues. 32

Financial Results — Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Total operating revenues increased $55 million, or 6%, to $990 million in 2018.  Revenue is billed under tariffs approved by the PUCT.  As a result of the PUCT’s order in Docket No. 46957, we began deferring as a regulatory liability the amount collected through the approved tariffs representing the decrease in the corporate federal income tax rate resulting from the TCJA.  In the first quarter, we deferred $18 million of distribution base rates and $12 million of transmission base rates.

Revenues that contribute to earnings include the following components and increased $33 million during the three month periods ended March 31. The change reflected:

•

An Increase in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on November 27, 2017.  The $93 million increase in distribution base rate revenues reflects:

o	$36 million due to higher consumption, primarily driven by weather,
o	$24 million due to growth in points of delivery including the Sharyland Asset Exchange and,
o	$32 million higher authorized revenues resulting from the 2017 rate review, including approximately $28 million that previously would have been collected in the AMS surcharge.

The PUCT allows utilities to file, under certain circumstances, once per year and up to four rate adjustments between comprehensive base rate proceedings to recover distribution investments and certain other related costs on an interim basis (DCRF filing). We filed our first DCRF on April 5, 2018 requesting a $19 million increase in annual distribution revenues.  Subject to review and approval of the PUCT, the distribution tariffs would become effective September 1, 2018.

•

A Decrease in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.      The $33 million decrease in TCOS revenues for the three months ended March 31, 2018 compared to the 2017 period primarily reflects the rate decrease from the 2017 rate review proceeding including the impact of  the Sharyland Asset Exchange.  See TCOS Filings Table below for a listing of Transmission Interim Rate Update Applications and anticipated impacts on revenues for the three months ended March 31, 2018 and 2017, as well as filings and the anticipated impact to revenues for the year ended December 31, 2018.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
47988*	January 2018	March 2018	$14	$9	$5
46957	March 2017	November 2017	$(76)	$(54)	$(22)
46825	February 2017	March 2017	$7	$4	$3
46210	July 2016	September 2016	$14	$9	$5

______________

* The new rate was approved effective March 27, 2018 and includes a $52 million revenue reduction to reflect the TCJA reduction in the corporate federal income tax rate to 21%.

•

A Decrease in AMS Surcharge and other miscellaneous revenues — The PUCT previously authorized monthly per customer advanced meter cost recovery factors (AMS surcharge) designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  Pursuant to the PUCT order in Docket No. 46957, the AMS reconcilable surcharge ceased on November 27, 2017 and AMS related expenses and returns became recoverable through distribution base rates.  Under the AMS surcharge we recognized revenues equal to reconcilable expenses plus a return component on our investment.  A  $28 million decrease in AMS surcharge revenues is due to the shift to base rates. There were no significant variances related to other miscellaneous revenues.

Revenues collected for pass-through expenses include the following components. While changes in these tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. These revenues increased $22 million during the three month periods ended March 31 and the change reflected:

•

An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) —  TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to third-party transmission service providers under their TCOS rates and the retail portion of our own TCOS rate described above.     The increase in our TCRF Third-Party revenue includes $14 million to pass through an increase in third-party wholesale transmission service expense.  At March 31, 2018, $31 million was deferred as over-recovered wholesale transmission service expense (see Note 5 to Financial Statements).  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.    See TCRF Filings Table below for a listing of TCRF filings and the anticipated impacts to cash flows for the three months ended March 31, 2018 and 2017, as well as filings and the anticipated impacts to cash flows for the year ended December 31, 2018.

TCRF Filings Table

			Billing Impact
			for Period Effective
Docket No.	Filed	Effective	Increase (Decrease)
47824	December 2017	March 2018 - August 2018	$(52)
46957	March 2017	December 2017 - February 2018	$(28)
47234	June 2017	September 2017 - November 2017	$39
46616	November 2016	March 2017 – August 2017	$(86)

•

An Increase in EECRF and Other Regulatory Surcharges —  The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.   The $8 million net increase primarily consists of $7 million recovery of municipal franchise fees related to Docket No. 46884, which are offset in taxes other than income taxes, and $1 million rate case expenses, which are offset in operation and maintenance expense.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the three months ended March 31, 2018 and 2017, as well as filings that will impact revenues for the year ended December 31, 2018.

EECRF Filings Table

Docket No.	Filed	Effective	Average Monthly Charge per Residential Customer (a)	Program Costs	Performance Bonus	Under-/ (Over)- Recovery
47235	June 2017	March 2018	$0.91	$50	$12	$(6)
46013	June 2016	March 2017	$0.94	$49	$10	$(4)
44784	June 2015	March 2016	$1.19	$61	$10	$(4)

__________

(a) Monthly charges are for a residential customer using an assumed 1,200 kWh.

Wholesale transmission service expense increased $14 million, or  6%, to $245 million in 2018 due to higher fees paid to third-party transmission entities.

Operation and maintenance expense increased  $31 million, or 16%, to $219 million in 2018.  Operation and maintenance expense increased primarily due to the 2017 rate review order approving an increased level of recovery for employee benefit plans, the self-insurance reserve and rate case expenses of $28 million and higher labor related costs of $7 million, partially offset by $6 million of employee benefit plan non-service costs reclassified to Other income and deductions in accordance with ASU 2017-07.   Amortization of regulatory assets reported in operation and maintenance expense totaled $21 million and $12 million for the three-month periods ended March 31, 2018 and 2017, respectively.

Depreciation and amortization decreased $29 million to $166 million in 2018.  The decrease is due to an estimated $38 million decrease in depreciation of property, plant, and equipment primarily as a result of the 2017 rate review, partially offset by an estimated $9 million increase attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes totaled $26 million (including a $7 million benefit related to nonoperating income) in 2018 compared to $40 million (including a $5 million benefit related to nonoperating income) in 2017.

The U.S. federal statutory income tax rate was lowered by the TCJA to 21% in 2018 from 35% in 2017.  The effective income tax rate of 22.6% and 35.4% for the years 2018 and 2017, respectively,  on pretax income differs from these rates primarily due to the effect of the Texas margin tax which, in 2017, was largely offset by non-taxable gains on employee benefit plans.

As a result of the PUCT’s order in Docket No. 46957, we agreed to defer as a regulatory liability the amount collected through the approved tariffs representing the decrease in statutory tax rates. The “Federal income taxes − over-collected due to TCJA rate change” regulatory liability has a balance of $30 million at March 31, 2018.

Taxes other than income taxes increased $13 million, or 12%, to $125 million in 2018.  The change is primarily due to a $7 million increase in local franchise taxes and a $5 million increase in property taxes. The increase in local franchise fees is the result of the 2017 rate review order granting recovery of certain municipal franchise fees consistent with the Texas Supreme Court mandate regarding our 2008 rate review and is offset in revenues.  Amortization of regulatory assets reported in taxes other than income taxes totaled $7 million and zero for the three months ended March 31, 2018 and 2017, respectively.

Other income and (deductions) - net was unfavorable by $21 million in 2018 compared to 2017.  The variances are primarily due to $16 million of costs associated with the Sempra Acquisition and an increase of $6 million in employee benefit plan non-service costs.  See Note 12 to Financial Statements for more details.

Interest expense and related charges was $88 million and $85 million for 2018 and 2017, respectively.  The current period includes a $6 million increase due to higher average borrowings, partially offset by a $3 million decrease attributable to lower average interest rates.

Net income was $16 million higher than the prior period driven by higher revenues contributing to earnings, partially offset by non-reconcilable expenses.  Revenues contributing to earnings included increases due to higher consumption, primarily driven by weather and increases due to growth in points of delivery including the Sharyland Asset Exchange, partially offset by higher operation and maintenance expense and costs associated with the Sempra Acquisition, which are not recoverable.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Cash provided by operating activities totaled $335 million and $401 million in 2018 and 2017, respectively. The $66 million decrease is primarily the result of a lower net tax refund from members under the tax sharing agreement of $131 million,  increased employee benefit plan funding of $26 million, increased materials and supply purchases of $16 million and an $11 million increase in taxes other than income tax payments,  partially offset by a  $64 million increase in transmission and distribution receipts and a $50 million increase in accounts payable levels.   The large prior year tax refund is primarily related to estimated tax payments made in a prior period before the enactment of bonus depreciation on a retroactive basis.

Cash provided by financing activities totaled $125 million and $5 million for 2018 and 2017, respectively.  The $120 million change includes a decrease in distributions to our members of $86 million and an increase in short-term borrowings of $34 million.   Our regulatory capitalization ratio effectively restricted our ability to make cash distributions to our members in the current period.  See Note 9 to Financial Statements for additional information regarding distributions to our members.

Cash used in investing activities, which consists primarily of capital expenditures, totaled $445 million and $421 million in 2018 and 2017, respectively.  Both the 2018 and 2017 activity primarily reflects increases in capital expenditures for transmission and distribution facilities to serve new customers and infrastructure capital maintenance spending.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $30 million and $12 million more than the amounts reported in the statements of consolidated income in the three months ended March 31, 2018 and 2017, respectively.  The differences result from certain regulatory asset amortization reported in operation and maintenance expense and taxes other than income taxes.

Long-Term Debt Activity

Repayments of long-term debt in April and May 2018 totaled $144 million, representing prepayments to our term loan credit agreement.

Available Liquidity/Credit Facility/Commercial Paper Program

Credit Facility — Our primary source of liquidity, aside from operating cash flows, has been our ability to borrow under our revolving credit facility.  At March 31, 2018, we had a $2.0 billion unsecured revolving credit facility that we entered into on November 17, 2017 (Credit Facility) with a five-year term expiring in November 2022.  We have the option of requesting up to two one-year extensions and an option to request an increase in our borrowing capacity of $400 million, in increments of not less than $100 million, provided certain conditions are met, including lender approvals.

Subject to the limitations described below, available borrowing capacity under the Credit Facility totaled $916 million and $1.041 billion at March 31, 2018 and December 31, 2017, respectively.  At May 7, 2018, available borrowing capacity under the Credit Facility totaled $1.991 billion.

The Credit Facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At March 31, 2018, we were in compliance with the covenant.  See “Credit Rating Provisions, Covenants and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.    At both March 31, 2018 and May 7, 2018, the available borrowing capacity of the Credit Facility could be fully drawn.

Under the terms of the Credit Facility, the commitments of the lenders to make loans to us are several and not joint.  Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.  See Note 6 to Financial Statements for additional information regarding the Credit Facility.

Commercial Paper Program —  As we discuss in Note 6 to Financial Statements, on March 26, 2018 we established a commercial paper program (CP Program), under which we may issue unsecured commercial paper notes (Notes) on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion.  A national bank acts as the issuing and paying agent under the CP Program pursuant to the terms of an issuing and paying agent agreement.  Under the CP Program, we intend to issue Notes from time to time, and the proceeds of the Notes will be used for short-term financing of our business operations.  At March 31, 2018, we did not have any Notes outstanding under the CP Program.  At May 4, 2018, we had $1.225 billion of Notes outstanding under the CP Program.

The CP Program obtains liquidity support from our Credit Facility discussed above.  If at any time funds are not available on favorable terms under the CP Program, we may utilize the Credit Facility for funding.     See Note 6 to Financial Statements for additional information regarding the CP Program.

Cash and Cash Equivalents — Cash and cash equivalents totaled $36 million and $21 million at March 31, 2018 and December 31, 2017, respectively.  Available liquidity (cash and available Credit Facility capacity) at March 31, 2018 totaled $952 million, reflecting a decrease of $110 million from December 31, 2017 primarily due to increased capital spending.

Regulatory Capital Structure — We have committed to the PUCT to maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is 57.5% debt to 42.5% equity as of March 31, 2018.  Our current regulatory assumed debt-to-equity ratio went into effect on November 27, 2017 as part of the PUCT order issued in the rate review we filed in PUCT Docket No. 46957.  The PUCT order requires us to record a regulatory liability until the new authorized regulatory capital structure is met to reflect our actual capitalization prior to achieving the authorized capital structure.  Once the authorized capital structure is attained, the regulatory liability will be returned to customers through the capital structure refund mechanism approved in the PUCT docket.  We implemented the regulatory liability as of November 27, 2017.  Our regulatory capitalization ratio was 58.9% debt to 41.1% equity at March 31, 2018. Subsequently, we attained our authorized debt-to-equity ratio.  Therefore, we ceased accruing amounts to the capital structure refund regulatory liability as of May 2018 and will return the balance to customers as instructed by the PUCT. See Note 9 to Financial Statements for discussion of the regulatory capitalization ratio.  Our ability to incur additional long-term debt will be limited by our regulatory capital structure and we are able to issue future long-term debt only to the extent that we will be in compliance therewith.

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

We expect cash flows from operations, combined with availability under the commercial paper program and revolving credit facility, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.  Should additional liquidity or capital requirements arise, we may need to access capital markets, generate equity capital or preserve equity through reductions or suspension of distributions to members.  In addition, we may also consider new debt issuances, repurchases, exchange offers and other transactions in order to refinance or manage our long-term debt.  The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be recoverable through rates.

See “REGULATION AND RATES – Application to Decrease Rates Based on the TCJA of 2017 PUCT Docket No. 48325” below for a discussion of potential impacts to cash flows from this proceeding.

Distributions — No  cash distributions have been declared or paid to our members in 2018.   See Note 9 to Financial Statements for a  discussion of distribution restrictions.

Contributions — In April 2018, our members contributed $144 million, which was used to pay down a portion of our term loan credit agreement.

Pension and OPEB Plan Funding — Our funding for the pension plans and Oncor OPEB Plans in the calendar year 2018 is expected to total $82 million and $35 million, respectively.  In the three months ended March 31, 2018, we made cash contributions to the pension plans and the Oncor OPEB Plans of $21 million and $14 million, respectively.

Credit Rating Provisions, Covenants and Cross Default Provision

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

Presented below are the credit ratings assigned for our debt securities at May 7, 2018.  On March 12, 2018, as a result of the completion of the Sempra Acquisition, the rating agencies took ratings actions on Oncor resulting in upgraded ratings and changed outlooks.   S&P upgraded our rating to A+ from A and changed our outlook to stable from positive.  Moody’s upgraded our rating to A2 from A3 and changed our outlook to stable from positive.  Fitch upgraded our rating to A from BBB+ and changed our outlook to stable from rating watch positive.  On March 12, 2018, Fitch upgraded our commercial paper rating to F2 from F3.  On March 16, 2018, S&P assigned an A-1 short-term rating to our commercial paper program.  On March 20, 2018, Moody’s assigned a Prime-2 short-term rating to our commercial paper program.  See Note 2 to Financial Statements for information regarding the Sempra Acquisition.

	Senior Secured	Commercial Paper
S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

As described in Note 6 to Financial Statements, we established the CP Program in March 2018.    The CP Program obtains liquidity support from our Credit Facility.    As described in Note 7 to Financial Statements, our long-term debt (other than the $275 million unsecured term loan credit agreement) is currently secured pursuant to the Deed of Trust by a first priority lien on certain of our transmission and distribution assets and is considered senior secured debt.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — The Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the Credit Facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus a spread ranging from 0.875% to 1.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus

0.50%, and (3) adjusted LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Based on the ratings assigned to our senior secured debt securities at May 7, 2018, our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.00%.  A decline in credit ratings would increase the cost of borrowings under the Credit Facility and likely increase the cost of any debt issuances and additional credit facilities.    The CP Program requires prompt notice to the dealer of any notice of intended or potential down grade of our credit ratings.

Material Financial Covenants —  Our revolving credit facility and term loan credit agreement each contain a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the revolving credit facility and term loan credit agreement (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with GAAP).  Capitalization is calculated as membership interests determined in accordance with GAAP plus indebtedness described above.  At March 31, 2018, we were in compliance with this covenant and all other covenants under the Credit Facility and the term loan credit agreement.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under the Credit Facility, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged within 60 days may cause the maturity of outstanding balances (zero dollars in short-term borrowings and $9 million in letters of credit at May 7, 2018) under that facility to be accelerated.  Under our term loan agreement, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $50 million for the term loan credit agreement that are not discharged within 60 days may cause the maturity of outstanding balances ($131 million at May 7, 2018) under that agreement to be accelerated.

Under the Deed of Trust, an event of default under our indentures would permit the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Guarantees — At March 31, 2018, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2018, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 8 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Matters with the PUCT

PUCT Matters Related to EFH Bankruptcy Proceedings – For more information regarding the EFH Bankruptcy Proceedings and the matters discussed below, see Note 2 to Financial Statements.

Sempra PUCT Proceedings

The parties to the Sempra Settlement Stipulation agreed that Sempra’s acquisition of EFH Corp. was in the public interest and will bring substantial benefits.  The Sempra Settlement Stipulation requested that the PUCT approve the Sempra Acquisition. Previously, EFH Corp. and Oncor implemented various ring-fencing measures to enhance Oncor’s separateness from its owners and to mitigate the risk that Oncor would be negatively impacted in the event of a bankruptcy or other adverse financial developments affecting EFH Corp. or EFH Corp.’s subsidiaries or owners.  The prior ring-fencing measures were designed to create both legal and financial separation between the Oncor Ring-Fenced Entities, on the one hand, and EFH Corp. and its other affiliates and subsidiaries, on the other hand.  The Sempra Order outlines certain ring-fencing measures, governance mechanisms and restrictions that  apply after the Sempra Acquisition. As a result of these ring-fencing measures, Sempra does not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor, including the deployment or disposition of Oncor’s assets, declarations of dividends, strategic planning and other important corporate issues and actions. These limitations include limited representation on the board of directors of Oncor.

DCRF Docket No. 48231 – On April 5, 2018, Oncor filed with the PUCT, as well as cities with original jurisdiction over Oncor’s rates, an application titled as follows:  Application of Oncor Electric Delivery Company LLC for Approval of a Distribution Cost Recovery Factor Pursuant to 16 Tex. Admin. Code §25.243.  A DCRF will allow Oncor to recover, primarily through its Tariff for Retail Delivery Service, certain costs related to its 2017 distribution investments, as compared to the December 31, 2016 test year amounts in its Docket No. 46957 rate case.  Oncor’s distribution rate base eligible for inclusion in its DCRF application as of December 31, 2017 increased by approximately $333 million as compared to the distribution rate base approved as of December 31, 2016 in its Docket No. 46957 rate case.  The overall DCRF revenue requirement increase is $37 million, but after accounting for load growth of $18 million under the DCRF formula, Oncor’s net DCRF increase is approximately $19 million on an annual basis.  If approved as filed, a monthly amount of approximately 30 cents would be charged to an Oncor residential customer using 1,300 kWh.  In accordance with the DCRF rule, DCRF rates ultimately approved in Oncor’s DCRF application would go into effect on September 1, 2018.

Application to Decrease Rates Based on the TCJA of 2017 PUCT Docket  No. 48325 – On May 1, 2018, Oncor made a filing related to the impacts of the TCJA, including the reduced corporate tax rate (from 35% to 21%), for retail customers and amortization of excess deferred federal income taxes.  Oncor will revise its tariffs to effect these changes and reduce rates to end-use customers going forward.  In addition, for retail customers, Oncor will propose a refund of the tax amounts collected and deferred since January 1, 2018, through the date the changed tariffs are effective.  For wholesale customers, Oncor will propose a refund of the tax amounts collected and deferred since January 1, 2018 through March 26, 2018 (Oncor’s new wholesale rate in Docket No. 47988 reflects the new TCJA rates and went into effect March 27, 2018).

The pass-through of the impacts of the TCJA to ratepayers is not expected to impact net earnings.  Amortization of excess deferred taxes will result in cash outflows in the form of refunds to ratepayers in the future. In the filing, we proposed a total net decrease in the revenue requirement used to set transmission and distribution rates of approximately $181 million as compared to the revenue requirement approved in Oncor’s most recent rate case, Docket No. 46957.  The $181 million reduction includes an annual rate reduction of $144 million related to the reduction in current taxes and annual rate reduction of $38 million related to excess deferred taxes over the lives of related assets.  The final timing of the cash flows will be determined in the Docket.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions.  Such actions or changes could significantly alter our financial position, results of operations or cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  All of our long-term debt at March 31, 2018 and December 31, 2017 carried fixed interest rates except for the term loan credit agreement.  Our term loan credit agreement contains terms pursuant to which the interest rate charged can vary, at our option, depending on the selected interest period (see Note 7 to Financial Statements in our 2017 Form 10-K for term loan credit agreement interest rate information).

The Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  The CP Program borrowings may bear interest on a fixed rate or floating rate basis and will vary based on market conditions at the time of borrowings. For information on our interest rates charged under the CP Program and Credit Facility, see Note 6 to Financial Statements.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Form 10-K and is therefore not presented herein.

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

Our exposure to credit risk associated with trade accounts receivable totaled $590 million at March 31, 2018.  The receivable balance is before the allowance for uncollectible accounts, which totaled $3 million at March 31, 2018.  The exposure includes trade accounts receivable from REPs totaling $449 million, which are almost entirely noninvestment grade.  At March 31, 2018, REP subsidiaries of our two largest counterparties represented approximately 14% and 12% of the trade receivable balance, respectively.  No other parties represented 10% or more of the total trade accounts receivable balance.  We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.”  All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements.  Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Form 10-K, “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the U.S. Congress, the President of the U.S., the Texas Legislature, the Governor of Texas, the U.S. Federal Energy Regulatory Commission, the PUCT, the North American Energy Regulatory Corporation, the Texas RE, Inc., the Environmental Protection Agency, and the Texas Commission on Environmental Quality, with respect to:

-	allowed rate of return;
-	permitted capital structure;
-	industry, market and rate structure;
-	recovery of investments;
-	acquisition and disposal of assets and facilities;
-	operation and construction of facilities;
-	changes in tax laws and policies, including the impact of the TCJA, and
-	changes in and compliance with environmental, reliability and safety laws and policies;
•	legal and administrative proceedings and settlements, including the exercise of equitable powers by courts;
•	any impacts on us as a result of the EFH Bankruptcy Proceedings and the change in indirect ownership of Oncor in such proceedings;
•	weather conditions and other natural phenomena;
•	acts of sabotage, wars or terrorist or cyber security threats or activities;
•	economic conditions, including the impact of a recessionary environment;
•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;
•	changes in business strategy, development plans or vendor relationships;
•	unanticipated changes in interest rates or rates of inflation;
•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;
•	inability of various counterparties to meet their financial obligations to us, including failure of counterparties to perform under agreements;
•	general industry trends;
•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;
•	changes in technology used by and services offered by us;
•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;
•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB, and future funding requirements related thereto;
•	significant changes in critical accounting policies material to us;

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Reference is made to the discussion in Notes 4 and 8 to Financial Statements regarding legal and regulatory proceedings.

ITEM 1A.   RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control.  In addition to the other information set forth in this report, including “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in “Part I, Item 1A.  Risk Factors” in our 2017 Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in such reports are not the only risks we face.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed*	As
	With File Number	Exhibit

(3)	By-laws.

3(a)	333-100240 Form 8-K (filed March 9, 2018)	3.1

Third Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, dated as of March 9, 2018, by and between Oncor Electric Delivery Holdings Company LLC and Texas Transmission Investment LLC.

(10)	Material contracts.

10(a)	333-100240 Form 8-K (filed March 9, 2018)	10.1		Interest Transfer Agreement, dated as of March 9, 2018, among Oncor Electric Delivery Company LLC, Oncor Management Investment LLC, and Sempra Energy.
10(b)	333-100240 Form 8-K (filed March 9, 2018)	10.2		Form of Letter Agreement, dated as of March 8, 2018.
10(c)	333-100240 Form 8-K (filed March 26, 2018)	10.1		Form of Dealer Agreement between Oncor Electric Delivery Company LLC, as Issuer, and the Dealer.
10(d)			—	Fifth Amended and Restated Executive Annual Incentive Plan, dated effective as of January 1, 2018
10(e)			—	Amendment No.1 to the Oncor Supplemental Retirement Plan, dated May 2, 2018
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31(a)			—	Certification of E. Allen Nye, Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.

32(a)			—	Certification of E. Allen Nye, Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99	—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2018.

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*   Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY COMPANY LLC

!!

By:	/s/ Don J. Clevenger
Don J. Clevenger
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date:  May 7, 2018