Form 10-Q
period 2018-06-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2018-08-06
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of August 6, 2018,  80.25% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Sempra Energy, and 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC.    None of the membership interests are publicly traded.

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

EFH Bankruptcy Proceedings

Refers to voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code filed in U.S. Bankruptcy Court for the District of Delaware on April 29, 2014 by EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.

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
Oncor OPEB Plans

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

Sharyland Asset Exchange

Refers to the asset swap consummated on November 9, 2017 pursuant to which Oncor received substantially all of the distribution assets and certain transmission assets of Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. in exchange for certain of Oncor’s transmission assets and cash. The asset swap was completed pursuant to PUCT Docket No. 47469 and that certain Agreement and Plan of Merger, dated as of July 21, 2017, by and among Sharyland Distribution & Transmission Services, L.L.C., (SDTS) Sharyland Utilities, L.P. (SU), SU AssetCo, L.L.C., a wholly-owned subsidiary of SU, and SDTS AssetCo, L.L.C., a wholly-owned subsidiary of SDTS, and Oncor and Oncor AssetCo LLC, a wholly-owned subsidiary of Oncor created for the transaction.

Sponsor Group

Refers collectively to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Global, LLC and GS Capital Partners, an affiliate of Goldman, Sachs & Co., that controlled Texas Holdings.

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

Texas Transmission

Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor.  Texas Transmission is an entity indirectly owned by a private investment group led by OMERS Administration Corporation, acting through its infrastructure investment entity, OMERS Infrastructure Management Inc., and the Government of Singapore Investment Corporation, acting through its private equity and infrastructure arm, GIC Special Investments Pte Ltd.  Texas Transmission is not affiliated with Sempra, EFH Corp., any of their respective subsidiaries or any member of the Sponsor Group.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(1)	2018	2017(1)
	(millions of dollars)

Operating revenues (Note 4)	$1,021	$964	$2,011	$1,899
Operating expenses:
Wholesale transmission service	238	229	483	460
Operation and maintenance (Note 11)	203	166	422	354
Depreciation and amortization	168	193	334	387
Provision in lieu of income taxes (Note 11)	47	67	80	112
Taxes other than amounts related to income taxes	121	107	246	220
Total operating expenses	777	762	1,565	1,533
Operating income	244	202	446	366
Other income and (deductions) - net (Note 12)	(18)	(11)	(50)	(22)
Nonoperating benefit in lieu of income taxes	(4)	(6)	(11)	(11)
Interest expense and related charges (Note 12)	87	85	175	170
Net income	$143	$112	$232	$185

________________

(1) As adjusted for the retrospective adoption of ASU 2017-07, as discussed in Note 1.

See Notes to Financial Statements.

CONDENSED STATEMENTS OF  CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(millions of dollars)

Net income	$143	$112	$232	$185
Other comprehensive income (loss):
Cash flow hedges – derivative value net loss recognized in net income (net of tax)	-	-	-	1
Defined benefit pension plans (net of tax)	1	1	2	1
Total other comprehensive income	1	1	2	2
Comprehensive income	$144	$113	$234	$187

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(millions of dollars)

Cash flows — operating activities:
Net income	$232	$185
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	393	412
Provision in lieu of deferred income taxes	26	158
Other – net	(1)	(1)
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 5)	45	(27)
Other operating assets and liabilities	(145)	(89)
Cash provided by operating activities	550	638
Cash flows — financing activities:
Repayment of long-term debt (Note 7)	(144)	-
Change in short-term borrowings (Note 6)	346	367
Capital contributions from members (Note 9)	144	-
Distributions to members (Note 9)	-	(172)
Cash provided by financing activities	346	195
Cash flows — investing activities:
Capital expenditures (Note 11)	(926)	(856)
Other – net	10	8
Cash used in investing activities	(916)	(848)
Net change in cash and cash equivalents	(20)	(15)
Cash and cash equivalents — beginning balance	21	16
Cash and cash equivalents — ending balance	$1	$1

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At June 30,	At December 31,
	2018	2017
	(millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$1	$21
Trade accounts receivable – net (Note 12)	686	635
Amounts receivable from members related to income taxes (Note 11)	4	26
Materials and supplies inventories — at average cost	107	91
Prepayments and other current assets	94	88
Total current assets	892	861
Investments and other property (Note 12)	118	113
Property, plant and equipment – net (Note 12)	15,500	14,879
Goodwill (Note 12)	4,064	4,064
Regulatory assets (Note 5)	2,093	2,180
Other noncurrent assets	11	23
Total assets	$22,678	$22,120
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 6)	$1,296	$950
Long-term debt due currently (Note 7)	931	550
Trade accounts payable (Note 11)	252	242
Amounts payable to members related to income taxes (Note 11)	13	21
Accrued taxes other than amounts related to income	116	190
Accrued interest	82	83
Other current liabilities	179	188
Total current liabilities	2,869	2,224
Long-term debt, less amounts due currently (Note 7)	5,044	5,567
Liability in lieu of deferred income taxes (Note 11)	1,545	1,517
Regulatory liabilities (Note 5)	2,878	2,807
Employee benefit obligations and other (Notes 10 and 12)	2,061	2,102
Total liabilities	14,397	14,217
Commitments and contingencies (Note 8)
Membership interests (Note 9):
Capital account ― number of interests outstanding 2018 and 2017 – 635,000,000	8,380	8,004
Accumulated other comprehensive loss	(99)	(101)
Total membership interests	8,281	7,903
Total liabilities and membership interests	$22,678	$22,120

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

Various “ring-fencing” measures that had been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities and its majority owner (formerly the Texas Holdings Group and now Sempra) continue to remain in effect after the Sempra Acquisition.  These measures serve to mitigate our and Oncor Holdings’ credit exposure to Sempra and to reduce the risk that our assets and liabilities or those of Oncor Holdings would be substantively consolidated with the assets and liabilities of Sempra in connection with a bankruptcy of one or more Sempra entities.  Such measures include, among other things: the 19.75% equity interest held by Texas Transmission; maintenance of separate books and records for the Oncor Ring-Fenced Entities; our board of directors being comprised of a majority of independent directors; and prohibitions on the Oncor Ring-Fenced Entities providing credit support to or receiving credit support from Sempra entities.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of Sempra.   None of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of Sempra entities.  We do not bear any liability for debt or contractual obligations of Sempra, and vice versa.  Accordingly, our operations are conducted, and our cash flows are managed, independently from Sempra.  For more information on ring-fencing measures,  see Note 2.

EFH Bankruptcy Proceedings and Change in Indirect Ownership of Oncor

In April 2014, EFH Corp. and the substantial majority of its direct and indirect subsidiaries at the time, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. The Oncor Ring-Fenced Entities were not parties to the EFH Bankruptcy Proceedings.  In connection with the plans of reorganization in the EFH Bankruptcy Proceedings, on March 9, 2018, Sempra acquired the 80.03% of Oncor’s membership interests owned indirectly by EFH Corp. and EFIH (Sempra Acquisition). See Note 2 for further information.

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

Changes in Accounting Standards

Since May 2014, the Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers,  along with other supplemental guidance (together, Topic 606).  Topic 606 introduced new, increased requirements for disclosure of revenue in financial statements and guidance intended to eliminate inconsistencies in the recognition of revenue.   We adopted Topic 606 effective January 1, 2018 using the modified retrospective approach and elected the practical expedient available that allows an entity to recognize revenue in the amount to which the entity has the right to invoice related to performance completed to date.  Our revenues are generally recognized when the underlying service has been provided in an amount prescribed by the related tariff.  The new guidance did not change this pattern of recognition and therefore the adoption did not have a material effect on our reported results of operations, financial position or cash flows.  Topic 606 also requires the separate presentation of “alternative revenue program” revenues on the income statement. We anticipate less than $20 million annually in alternative revenue program revenues related to our energy efficiency program and will disclose such activity in the notes to financial statements.  See Note 4 for additional disclosures about revenues from contracts with customers.

In February 2016, the FASB issued ASU 2016-02 which created FASB Topic 842, Leases (Topic 842).  Topic 842 amends previous GAAP to require the balance sheet recognition of substantially all lease assets and liabilities, including operating leases.  Operating lease liabilities are not classified as debt for GAAP purposes under Topic 842 and are not treated as debt for regulatory purposes.  Under current standards, all of Oncor’s existing leases meet the definition of an operating lease.  Under the new rules, the recognition of any finance leases (currently known as capital leases) on the balance sheet would be classified as debt for GAAP purposes and are expected to be defined as debt for our regulatory capital structure purposes (see Note 9 for details) similar to the current capital lease treatment.  We will be required to adopt Topic 842 by January 1, 2019 and we expect to use certain practical expedients and policy elections available under the guidance including a practical expedient to not assess whether existing land easements that were not previously accounted for as leases are or contain a lease under Topic 842, an adoption method to not restate comparative periods and a policy election to forego the application of Topic 842 recognition requirements to short-term leases.  The initial adoption of Topic 842 will affect our balance sheet, as our contracts for office space and fleet vehicles are currently classified as operating leases.  Subsequent to adoption, to the extent Oncor enters into finance leases, its credit facility covenants and capitalization ratios could be impacted.  We continue to evaluate our contracts for proper treatment under the new standards and the estimated impact on our financial statements.

In March 2017, the FASB issued ASU 2017-07,  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, an amendment to Topic 715, Compensation – Retirement Benefits.  ASU 2017-07 requires the non-service cost components of net retirement benefit plan costs be presented as non-operating in the income statement.  In addition, only the service cost component of net retirement benefit plan cost is eligible for capitalization as part of inventory or property, plant and equipment.  We adopted ASU 2017-07 on January 1, 2018.  The presentation of costs is required to be applied on a retrospective basis while the capitalization eligibility requirement is applied on a prospective basis.  The guidance allows a practical expedient that permits use of previously disclosed service costs and non-service costs of the Pension and OPEB Plans in the comparative periods as appropriate estimates when recasting the presentation of these costs in the income statements.  We have elected this practical expedient.  For cash flow purposes on a prospective basis, non-service costs will be reflected as a reduction to operating cash flows, offset by lower cash used in investing activities (lower capital expenditures).  The new guidance did not have a material effect on our results of operations, financial position or net change in total cash flows and we do not expect the guidance to have a material effect on our rate-making process.  For the three- and six-month periods ended June 30, 2017, the adoption of ASU 2017-07 resulted in a reclassification of $8 million and $15 million from operation and maintenance expense to other income and (deductions), respectively, and a  corresponding reclassification of $3 million and $6 million, respectively, from provision in lieu of income taxes to nonoperating provision in lieu of income taxes.  For the years 2015, 2016 and 2017, the reclassification amounts are $28 million, $28 million and $31 million from operation and maintenance expense to other income and (deductions), respectively, and a corresponding reclassification of $10 million, $10 million and $11 million, respectively, from provision in lieu of income taxes to nonoperating provision in lieu of income taxes.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02).  ASU 2018-02 allows a reclassification from accumulated other comprehensive income (AOCI) to capital accounts for stranded tax effects resulting from the TCJA.  Under ASU 2018-02, an entity will be required to provide certain disclosures regarding stranded tax effects, including its accounting policy related to releasing the income tax effects from AOCI.  We estimate our stranded tax effects in AOCI to be approximately $22 million.  ASU 2018-02 can be applied either as of the beginning of the period of adoption or retrospectively as of the date of enactment of the TCJA and to each period in which the effect of the TCJA is recognized.  ASU 2018-02 is effective for our 2019 annual reporting period, including interim periods therein, with early adoption permitted. We have not yet selected the adoption method or the year in which we will adopt the standard.

2.   EFH BANKRUPTCY PROCEEDINGS AND CHANGE IN INDIRECT OWNERSHIP OF ONCOR

In April 2014, EFH Corp. and the substantial majority of its direct and indirect subsidiaries at the time, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. The Oncor Ring-Fenced Entities were not parties to the EFH Bankruptcy Proceedings.  In 2016, pursuant to a plan of reorganization confirmed by the bankruptcy court, the TCEH Debtors exited bankruptcy pursuant to the Vistra Spin-Off.    As a result of the Vistra Spin-Off, Vistra and its subsidiaries, including Luminant and TXU Energy, ceased to be related parties of ours as of October 3, 2016.  See Note 11 for details of Oncor’s related-party transactions with members of the Texas Holdings Group.  In connection with the plans of reorganization in the EFH Bankruptcy Proceedings, on March 9, 2018, Sempra acquired the 80.03% of Oncor’s membership interests owned indirectly by EFH Corp. and EFIH (Sempra Acquisition), as discussed in further detail below.

Prior to consummation of the Sempra Acquisition, EFH Corp. entered into various merger agreements, which failed to close, with other parties in connection with the EFH Bankruptcy Proceedings and the potential transfer of its indirect ownership interest in Oncor. For a summary of those merger agreements and related regulatory proceedings, please see Note 2 to Financial Statements in the 2017 Form 10-K.

Sempra Acquisition

In August 2017, EFH Corp. and EFIH entered into an Agreement and Plan of Merger (Sempra Merger Agreement) with Sempra and one of its wholly-owned subsidiaries (collectively, the Sempra Parties) that contemplated the Sempra Parties acquiring the ownership interests in Oncor that were indirectly held by EFH Corp.    The Sempra Acquisition closed on March 9, 2018. As a result of the Sempra Acquisition, EFH Corp. merged with an indirect subsidiary of Sempra, with EFH Corp. (renamed STH) continuing as the surviving company and an indirect, wholly-owned subsidiary of Sempra.  The Sempra Merger Agreement did not impose any conditions on the EFH Debtors regarding Texas Transmission’s minority interest in Oncor. Accordingly, the Sempra Merger Agreement provided for the acquisition by Sempra of the 80.03% of Oncor’s membership interests owned indirectly by EFH Corp. and EFIH.  In accordance with the Sempra Merger Agreement, Sempra paid cash consideration of approximately $9.45 billion to acquire the indirect 80.03% outstanding membership interest in Oncor.  In addition, in a  separate transaction,  Oncor Holdings acquired 0.22% of the outstanding membership interests in Oncor from Investment LLC.   After the Sempra Acquisition, Texas Transmission continued to own 19.75% of Oncor’s outstanding membership interests.  The Sempra Merger Agreement was consummated on March 9, 2018 after obtaining the approval of the bankruptcy court in the EFH Bankruptcy Proceedings, the Federal Communications Commission and the PUCT.

Pursuant to the terms of the Sempra Merger Agreement, in October 2017, Oncor and Sempra filed in PUCT Docket No 47675 a joint application with the PUCT seeking certain regulatory approvals with respect to the transactions contemplated by the amended joint plan of reorganization filed in September 2017 by the EFH Debtors (Sempra Plan).  At its open meeting on March 8, 2018, the PUCT approved a  final order adopting a settlement stipulation allowing the Sempra Acquisition to proceed.  For more information regarding the Sempra Settlement Stipulation and the proceedings in PUCT Docket No. 47675, see “Sempra PUCT Proceedings” below.

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

Management Equity Purchase

On March 9, 2018, Oncor entered into an Interest Transfer Agreement (OMI Agreement) with Investment LLC, Oncor Holdings and Sempra. Pursuant to the 2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its affiliates, certain members of Oncor’s management, including Oncor’s executive officers and independent directors on Oncor’s board of directors, were granted the opportunity to purchase Class B equity interests (Class B Interests) in Investment LLC, an entity whose only assets consist of equity interests in Oncor. Investment LLC held 1,396,008 of the outstanding limited liability company interests in Oncor (the OMI Interests), which represented 0.22% of the outstanding membership interests in Oncor. For a description of the amounts of Class B Interests that were beneficially owned by members of Oncor’s board of directors and each of Oncor’s named executive officers, see “Security Ownership of Certain Beneficial Owners and Management and Related Equity Holder Matters – Security Ownership of Equity Interests of Oncor of Certain Beneficial Owners and Management.” in the 2017 Form 10-K.

Pursuant to the OMI Agreement, in connection with the closing of the Sempra Acquisition, Investment LLC transferred to Oncor Holdings all of the OMI Interests in exchange for $26 million in cash, which represents approximately $18.60 for each OMI Interest.

PUCT Matters Related to EFH Bankruptcy Proceedings

Previous Merger Agreement PUCT Proceedings

Prior to consummation of the Sempra Acquisition, EFH Corp. entered into various merger agreements, which failed to close, with other parties in connection with the EFH Bankruptcy Proceedings and the potential transfer of its indirect ownership interest in Oncor. For a summary of those merger agreements and related PUCT proceedings, please see Note 2 to Financial Statements in the 2017 Form 10-K.

Sempra PUCT Proceedings

Pursuant to the terms of the Sempra Merger Agreement, in October 2017 Oncor and Sempra filed in PUCT Docket No. 47675 a joint application with the PUCT seeking certain regulatory approvals with respect to the Sempra Plan.  In December 2017, Oncor and Sempra entered into a stipulation with the Staff of the PUCT, the Office of Public Utility Counsel, the Steering Committee of Cities Served by Oncor and the Texas Industrial Energy Consumers reflecting the parties’ settlement of all issues in the PUCT proceeding regarding the joint application. On January 5, 2018, Oncor, Sempra and the Staff of the PUCT made a joint filing with the PUCT requesting that the PUCT approve the acquisition, consistent with the governance, regulatory and operating commitments in a revised stipulation joined by two additional parties. On January 23, 2018, Oncor and Sempra filed an additional revision to the revised stipulation (Sempra Settlement Stipulation) and announced that two more parties had joined in the Sempra Settlement Stipulation. On February 2, 2018, Oncor and Sempra announced that all of the intervenors in PUCT Docket No. 47675 had signed on to the Sempra Settlement Stipulation. At its February 15, 2018 open meeting, the PUCT directed PUCT Staff to prepare an order based on the Sempra Settlement Stipulation for consideration by the PUCT at its open meeting on March 8, 2018. At the open meeting, the PUCT approved the final order.

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

Pursuant to the order issued by PUCT in PUCT Docket No. 47675 with respect to its approval of the transaction contemplated by the Sempra Plan (Sempra Order), following the consummation of the Sempra Acquisition, the board of directors of Oncor is required to consist of thirteen members and be constituted as follows:

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

•

Sempra was required to make, within 60 days after the Sempra Acquisition, its proportionate share of the aggregate equity investment in Oncor in an amount necessary for Oncor to achieve a capital structure consisting of 57.5% long-term debt to 42.5% equity, as calculated for regulatory purposes;

Sempra contributed $117 million in cash commensurate with its ownership interest to Oncor on April 23, 2018, as discussed in further detail in Note 9.

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

•

Oncor will not seek recovery in rates of any expenses or liabilities related to EFH Corp.’s bankruptcy, or (1) any tax liabilities resulting from the Vistra Spin-Off, (2) any asbestos claims relating to non-Oncor operations of EFH Corp. or (3) any make-whole claims by holders of debt securities issued by EFH Corp. or EFIH, and Sempra was required to file with the PUCT a plan providing for the extinguishment of the liabilities described in items (1) through (3) above, which protects Oncor from any harm (which plan was filed with the PUCT on April 6, 2018 in PUCT Docket No. 48119);

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

3.    REGULATORY MATTERS

DCRF (PUCT Docket No. 48231)

On April 5, 2018, Oncor filed with the PUCT, as well as cities with original jurisdiction over Oncor’s rates, an application for approval of a distribution cost recovery factor (DCRF).  The DCRF will allow Oncor to recover, primarily through its tariff for retail delivery service, certain costs related to its 2017 distribution investments.  The DCRF application we filed requested a $19 million increase in annual distribution revenues. On June 13, 2018, Oncor filed an unopposed stipulation that reduced the annual distribution revenue increase from $19 million to $15 million. Subject to review and approval by the PUCT, the interim distribution tariffs become effective September 1, 2018.

Application to Decrease Rates Based on the TCJA of 2017 (PUCT Docket No. 48325)

On May 1, 2018, Oncor made a filing related to the impacts of the TCJA, including the reduced corporate income tax rate from 35% to 21%, for retail customers and amortization of excess deferred federal income taxes.  Oncor will revise its tariffs to effect these changes and reduce rates to end-use customers going forward.  In addition, for retail customers, Oncor will propose a refund of the tax amounts collected and deferred since January 1, 2018, through the date the changed tariffs are effective.  For wholesale customers, Oncor will propose a refund of the tax amounts collected and deferred since January 1, 2018 through March 26, 2018, as Oncor’s new wholesale rate in PUCT Docket No. 47988 reflects the new TCJA rate and went into effect March 27, 2018. On July 1, 2018, Oncor's proposed new TCOS rate was approved to go into effect on an interim basis. The new TCOS rate results in a reduction of about $15 million of annualized transmission base revenue requirement. The reduction is due to amortization of excess deferred federal income taxes due to the TCJA in 2017.

The pass-through of the impacts of the TCJA to ratepayers is not expected to impact net income.  Amortization of excess deferred taxes will result in lower cash inflows as a result of reduced rates to end-use customers.    In the filing, we proposed a total net decrease in the revenue requirement used to set transmission and distribution rates of approximately $181 million annually as compared to the revenue requirement approved in Oncor’s most recent rate review, PUCT Docket No. 46957.  The proposal includes annual rate reductions of $144 million related to the reduction in income tax expense currently included in rates and $37 million related to the amortization of excess deferred income taxes over the lives of related assets.  The final amortization periods and resulting amount of the rate reduction will be determined in the Docket.

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

Alternative Revenue Program

The PUCT has implemented an incentive program allowing us to earn performance bonuses by exceeding PUCT energy efficiency program targets. This incentive program is considered an “alternative revenue program” and the related performance bonus revenues are outside of the scope of Topic 606.  Annual performance bonuses are recognized as revenue when approved by the PUCT, typically in the third or fourth quarter each year.

As a result of the 2017 rate review order effective November 26, 2017, the AMS surcharges ceased and AMS related expenses and return became recoverable through distribution base rates.

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff for the three and six months ended June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
Operating revenues	2018	2018
Revenues contributing to earnings:
Distribution base revenues	$529	$1,036
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	141	266
Billed to REPs serving Oncor distribution customers, through TCRF	79	157
Total transmission base revenues	220	423
Other miscellaneous revenues	16	31
Total revenues contributing to earnings	765	1,490

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	238	483
EECRF and other regulatory charges	18	38
Revenues collected for pass-through expenses	256	521

Total operating revenues	$1,021	$2,011

Customers

Our distribution customers consist of approximately 90 REPs and certain electric cooperatives in our certificated service area.  The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.  REP subsidiaries of our two largest counterparties represented 20% and 17% of our total operating revenues for the three months ended June 30, 2018, and 22% and 18% of our total operating revenues for the six months ended June 30, 2018.  No other customer represented more than 10% of our total operating revenues. Our transmission base revenues are collected from load serving entities benefitting from our transmission system. Our transmission customers consist of municipalities, electric cooperatives and other distribution companies.

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

5.    REGULATORY ASSETS AND LIABILITIES

Recognition of regulatory assets and liabilities and the periods over which they are to be recovered or refunded through rate regulation are determined by the PUCT.    Components of our regulatory assets and liabilities as of June 30, 2018 and December 31, 2017 are provided in the table below.  Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period at	Carrying Amount At
	June 30, 2018	June 30, 2018	December 31, 2017

Regulatory assets:
Employee retirement costs being amortized	10 years	$314	$331
Unrecovered employee retirement costs incurred since the last rate review period (a)	To be determined	30	30
Employee retirement liability (a)(b)(c)	To be determined	818	854
Employee retirement plans - non-service costs	Lives of related assets	22	-
Self-insurance reserve (primarily storm recovery costs) being amortized	10 years	373	394
Unrecovered self-insurance reserve incurred since the last rate review period (a)	To be determined	50	49
Securities reacquisition costs	Lives of related debt	11	12
Deferred conventional meter and metering facilities depreciation	3 years	47	57
Under-recovered AMS costs	10 years	195	206
Excess deferred income taxes	To be determined	202	197
Energy efficiency performance bonus (b)	1 year or less	6	12
Other regulatory assets	Various	25	38
Total regulatory assets		2,093	2,180

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	992	954
Excess deferred income taxes	To be determined	1,794	1,789
Federal income taxes - over-collected due to TCJA rate change	To be determined	49	-
Over-recovered wholesale transmission service expense (b)	1 year or less	16	47
Other regulatory liabilities	Various	27	17
Total regulatory liabilities		2,878	2,807
Net regulatory assets (liabilities)		$(785)	$(627)

____________

(a)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(b)	Not earning a return in the regulatory rate-setting process.
(c)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

6.    SHORT-TERM BORROWINGS

At June 30, 2018 and December 31, 2017, outstanding short-term borrowings under our commercial paper program (CP Program) and revolving credit facility (Credit Facility) consisted of the following:

	At June 30,	At December 31,
	2018	2017
Total borrowing capacity	$2,000	$2,000
Commercial paper outstanding (a)	(1,296)	-
Credit facility outstanding (b)	-	(950)
Letters of credit outstanding (c)	(9)	(9)
Available unused credit	$695	$1,041

____________

a)	The weighted average interest rate for commercial paper at June 30, 2018 was 2.49%. .
b)	The weighted average interest rate for the credit facility at December 31, 2017 was 2.62%.
c)	Interest rates on outstanding letters of credit at June 30, 2018 and December 31, 207 were 1.200% and 1.325%, respectively, based on our credit ratings.

Commercial Paper Program

In March 2018, we established the CP Program, under which we may issue unsecured commercial paper notes (Notes) on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion. We also entered into commercial paper dealer agreements (Dealer Agreements) with commercial paper dealers (Dealers).  The Dealer Agreements are substantially identical in all material respects except as to the parties thereto.  A national bank acts as the issuing and paying agent under the CP Program pursuant to the terms of an issuing and paying agent agreement.

The proceeds of Notes issued under the CP Program are used for working capital and general corporate purposes. The CP Program obtains liquidity support from our Credit Facility discussed below.  If at any time funds are not available on favorable terms under the CP Program, we may utilize the Credit Facility for funding.

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

Revolving Credit Facility

At June 30, 2018, we had a $2.0 billion unsecured revolving credit facility (Credit Facility) to be used for working capital and general corporate purposes, issuances of letters of credit and support for commercial paper issuances.  We may request increases in our borrowing capacity in increments of not less than $100 million, not to exceed $400 million in the aggregate provided certain conditions are met, including lender approvals. The Credit Facility has a five-year term expiring in November 2022 and gives us the option of requesting up to two one-year extensions, with such extensions subject to certain conditions and lender approvals.  Borrowings are classified as short-term on the balance sheet.  At June 30, 2018, we had no outstanding borrowings under the Credit Facility.

Borrowings under the Credit Facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 0.875% to 1.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  At June 30, 2018,  the applicable interest rate for any outstanding borrowings would have been LIBOR plus 1.00%.  Amounts borrowed under the Credit Facility, once repaid, can be borrowed again from time to time.

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.075% to 0.225% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the Credit Facility.  At June 30, 2018, a commitment fee (at a rate of 0.100% per annum) was payable on the unfunded commitments under the Credit Facility, based on our current credit ratings.

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

The Credit Facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries.  In addition, the Credit Facility requires that we maintain a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.  For purposes of the ratio, debt is calculated as indebtedness defined in the Credit Facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with GAAP).  Capitalization is calculated as membership interests determined in accordance with GAAP plus indebtedness described above.  At June 30, 2018, we were in compliance with this and all other covenants.

7.    LONG-TERM DEBT

Our senior notes are secured by a  first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.  At June 30, 2018 and December 31, 2017, our long-term debt consisted of the following:

	June 30,	December 31,
	2018	2017

Secured:
6.800% Fixed Senior Notes due September 1, 2018	$550	$550
2.150% Fixed Senior Notes due June 1, 2019	250	250
5.750% Fixed Senior Notes due September 30, 2020	126	126
4.100% Fixed Senior Notes due June 1, 2022	400	400
7.000% Fixed Debentures due September 1, 2022	800	800
2.950% Fixed Senior Notes due April 1, 2025	350	350
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
5.250% Fixed Senior Notes due September 30, 2040	475	475
4.550% Fixed Senior Notes due December 1, 2041	400	400
5.300% Fixed Senior Notes due June 1, 2042	500	500
3.750% Fixed Senior Notes due April 1, 2045	550	550
3.800% Fixed Senior Notes due September 30, 2047	325	325
Secured long-term debt	5,876	5,876
Unsecured:
Term loan credit agreement due no later than March 26, 2019	131	275
Total long-term debt	6,007	6,151
Unamortized discount and debt issuance costs	(32)	(34)
Less amount due currently	(931)	(550)
Long-term debt, less amounts due currently	$5,044	$5,567

Debt-Related Activity in 2018

Debt Repayments

Repayments of long-term debt in the six months ending June 30, 2018 totaled $144 million representing principal repayment on the term loan credit agreement.

Deed of Trust

Our secured indebtedness is secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness (excluding borrowings under the CP Program, the Credit Facility and the term loan credit agreement) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At June 30, 2018, the amount of available bond credits was $3.038 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $2.882 billion.

Fair Value of Long-Term Debt

At June 30, 2018 and December 31, 2017, the estimated fair value of our long-term debt (including current maturities) totaled $6.652 billion and $7.153 billion, respectively, and the carrying amount totaled  $5.975 billion and $6.117 billion, respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

8.    COMMITMENTS AND CONTINGENCIES

EFH Bankruptcy Proceedings and Change in Indirect Ownership of Oncor

In April 2014,  the Debtors commenced the EFH Bankruptcy Proceedings.    The Oncor Ring-Fenced Entities were not parties to the EFH Bankruptcy Proceedings.  See Note 2 for further information regarding the resolution of the EFH Bankruptcy Proceedings and the change in control of our indirect majority owner in connection with such proceedings and Note 11 for our related-party transactions involving members of the Texas Holdings Group.

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

9.    MEMBERSHIP INTERESTS

Cash Distributions

Distributions are limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is 57.5% debt to 42.5% equity effective November 27, 2017.   At June 30, 2018, $137 million was available for distribution to our members, as our regulatory capitalization ratio was 56.75% debt to 43.25% equity.  The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt including capital leases plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  Equity is calculated as membership interests determined in accordance with GAAP, excluding the effects of the acquisition accounting resulting from PUCT Docket No. 34077 (which included recording the initial goodwill and fair value adjustments and subsequent related impairments and amortization).

On July 25, 2018, our board of directors declared a cash distribution of $30 million, which was paid to our members on August 1, 2018.

Cash Contributions

In April 2018, our members made capital contributions of $144 million,  which was used to pay down a portion of our term loan credit agreement.

Membership Interests

The following table presents the changes to membership interests during the six months ended June 30, 2018 and 2017:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests

Balance at December 31, 2017	$8,004	$(101)	$7,903
Net income	232	-	232
Capital contributions	144	-	144
Defined benefit pension plans (net of tax)	-	2	2
Balance at June 30, 2018	$8,380	$(99)	$8,281

Balance at December 31, 2016	$7,822	$(111)	$7,711
Net income	185	-	185
Distributions	(172)	-	(172)
Net effects of cash flow hedges (net of tax)	-	1	1
Defined benefit pension plans (net of tax)	-	1	1
Balance at June 30, 2017	$7,835	$(109)	$7,726

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the six months ended June 30, 2018 and 2017:

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2017	$(18)	$(83)	$(101)
Defined benefit pension plans (net of tax)	-	2	2
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	-	-	-
Balance at June 30, 2018	$(18)	$(81)	$(99)

Balance at December 31, 2016	$(20)	$(91)	$(111)
Defined benefit pension plans (net of tax)	-	1	1
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	1	-	1
Balance at June 30, 2017	$(19)	$(90)	$(109)

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

OPEB Plans

We currently sponsor the Oncor OPEB Plans.  One plan covers our eligible current and future retirees, excluding certain eligible retirees of EFH Corp./Vistra whose employment service was assigned to both Oncor (or a predecessor regulated utility business) and a non-regulated business of EFH Corp./Vistra which are now part of a separate plan discussed below.

Effective January 1, 2018, we established a second plan to cover retirees whose employment included service that has been assigned to both Oncor (or a predecessor regulated utility business) and  non-regulated businesses of EFH Corp./Vistra.   Vistra is solely responsible for its portion of the liability for retiree benefits related to those retirees.    As we are not responsible for Vistra’s portion of the plan’s unfunded liability, that amount is not reported on our balance sheet.  The establishment of the plan is not expected to have an impact on our financial statements.

See Note 10 to Financial Statements in our 2017 Form 10-K for additional information.

Pension and OPEB Costs

Our net costs related to pension plans and the Oncor OPEB Plans for the three and six months ended June 30, 2018 and 2017 were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Components of net allocated pension costs:
Service cost	$7	$6	$14	$12
Interest cost	30	33	60	66
Expected return on assets	(30)	(29)	(60)	(58)
Amortization of net loss	12	11	24	22
Net pension costs	19	21	38	42
Components of net OPEB costs:
Service cost	2	2	4	4
Interest cost	11	12	22	24
Expected return on assets	(2)	(2)	(4)	(4)
Amortization of prior service cost	(7)	(5)	(14)	(10)
Amortization of net loss	14	8	28	16
Net OPEB costs	18	15	36	30
Total net pension and OPEB costs	37	36	74	72
Less amounts deferred principally as property or a regulatory asset	(18)	(25)	(35)	(51)
Net amounts recognized as expense	$19	$11	$39	$21

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

Pension and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and Oncor OPEB Plans of $42 million and $27 million, respectively, during the six months ended June 30, 2018.   We expect to make additional cash contributions to the pension plans and Oncor OPEB Plans of $40 million and $8 million, respectively, during the remainder of 2018.   Our aggregate pension plans and Oncor OPEB Plans funding is expected to total approximately $480 million and $175 million, respectively, in the 2018 to 2022 period based on the latest actuarial projections.

11.   RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions at June 30, 2018.  As a result of the Sempra Acquisition, Sempra became a related party and the Sponsor Group ceased to be a related party as of March 9, 2018. See Note 2 for information regarding the Sempra Acquisition.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At June 30, 2018			At December 31, 2017
	STH	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes payable (receivable)	$(3)	$(1)	$(4)	$(21)	$(5)	$(26)
Texas margin taxes payable	13	-	13	21	-	21
Net payable (receivable)	$10	$(1)	$9	$-	$(5)	$(5)

Cash payments made to (received from) members related to income taxes consisted of the following:

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	STH	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes	$29	$(19)	$2	$12	$(102)	$(12)	$(114)
Texas margin taxes	19	-	-	19	18	-	18
Total payments (receipts)	$48	$(19)	$2	$31	$(84)	$(12)	$(96)

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

See Note 9 for information regarding distributions to and capital contributions from members.

12.     SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and (Deductions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Professional fees	$(2)	$(3)	(4)	(8)
Sempra Acquisition related costs	-	-	(16)	-
Recoverable Pension and OPEB - non-service costs (a)	(13)	(8)	(27)	(15)
Other, including interest income	(3)	-	(3)	1
Total other income and (deductions) - net	$(18)	$(11)	$(50)	$(22)

____________

(a)	The prior periods have been adjusted to present non-service costs as a non-operating cost pursuant to ASU 2017-07. See Note 1 for additional information.

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Interest	$89	$88	$178	$174
Amortization of debt issuance costs and discounts	2	-	3	1
Less allowance for funds used during construction – capitalized interest portion	(4)	(3)	(6)	(5)
Total interest expense and related charges	$87	$85	$175	$170

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2018	2017

Gross trade accounts and other receivables	$690	$638
Allowance for uncollectible accounts	(4)	(3)
Trade accounts receivable – net	$686	$635

At June 30, 2018, REP subsidiaries of our two largest counterparties represented approximately 15% and 12% of the trade accounts receivable balance and at December 31, 2017, represented approximately 12% and 10% of the trade accounts receivable balance.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by nonaffiliated REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2018	2017

Assets related to employee benefit plans, including employee savings programs	$108	$111
Land and other investments	10	2
Total investments and other property	$118	$113

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2018	2017

Total assets in service	$22,381	$21,717
Less accumulated depreciation	7,408	7,255
Net of accumulated depreciation	14,973	14,462
Construction work in progress	512	402
Held for future use	15	15
Property, plant and equipment – net	$15,500	$14,879

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At June 30, 2018			At December 31, 2017
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Identifiable intangible assets subject to amortization:
Land easements	$454	$98	$356	$453	$96	$357
Capitalized software	743	363	380	679	339	340
Total	$1,197	$461	$736	$1,132	$435	$697

Aggregate amortization expense for intangible assets totaled $14 million and $15 million for the three months ended June 30, 2018 and 2017, respectively, and $26 million and $29 million for the six months ended June 30, 2018 and 2017, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense
2018	$51
2019	50
2020	49
2021	49
2022	49

At both June 30, 2018 and December 31, 2017, goodwill totaling $4.1 billion was reported on our balance sheet.  None of this goodwill is being deducted for tax purposes.

Employee Benefit Obligations and Other

Employee benefit obligations and other reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2018	2017

Retirement plans and other employee benefits	$1,983	$2,035
Investment tax credits	9	10
Other	69	57
Total employee benefit obligations and other	$2,061	$2,102

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2018	2017

Cash payments (receipts) related to:
Interest	$172	$170
Less capitalized interest	(6)	(5)
Interest payments (net of amounts capitalized)	$166	$165
Amount in lieu of income taxes (a):
Federal	$12	$(114)
State	19	18
Total payments (receipts) in lieu of income taxes	$31	$(96)

Noncash construction expenditures (b)	$121	$132

____________

(a)	See Note 11 for income tax related detail.
(b)	Represents end-of-period accruals.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2018 and 2017 should be read in conjunction with the condensed financial statements and the notes to those statements herein as well as the consolidated financial statements and the notes to those statements and “Risk Factors” contained in our 2017 Form 10-K.

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

Significant Activities and Events

EFH Bankruptcy Proceedings and Change in Indirect Ownership of Oncor — See Note 2 to Financial Statements for information on the EFH Bankruptcy Proceedings and the Sempra Acquisition.

Matters with the PUCT — See discussion below under “Regulation and Rates – Matters with the PUCT.”

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2018	2017	Change	2018	2017	Change

Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	11,379	9,998	13.8	21,824	18,487	18.1
Other (a)	21,279	19,091	11.5	40,269	35,980	11.9
Total electric energy volumes	32,658	29,089	12.3	62,093	54,467	14.0
Reliability statistics (b)(c):
System Average Interruption Duration Index (SAIDI) (nonstorm)				95.9	97.3	(1.4)
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.4	1.5	(6.7)
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				67.5	64.2	5.1
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)				3,590	3,468	3.5

	Three Months Ended June 30,		$	Six Months Ended June 30,		$
	2018	2017	Change	2018	2017	Change
Operating revenues
Revenues contributing to earnings:
Distribution base revenues (d)	$529	$448	$81	$1,036	$862	$174
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	141	154	(13)	266	306	(40)
Billed to REPs serving Oncor distribution customers, through TCRF	79	83	(4)	157	167	(10)
Total transmission base revenues	220	237	(17)	423	473	(50)
AMS surcharge and other miscellaneous revenues (d)	16	41	(25)	31	83	(52)
Total revenues contributing to earnings	765	726	39	1,490	1,418	72

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	238	229	9	483	460	23
EECRF and other regulatory charges	18	9	9	38	21	17
Total revenues collected for pass-through expenses	256	238	18	521	481	40

Total operating revenues	$1,021	$964	$57	$2,011	$1,899	$112

________________

(a)	Includes small business, large commercial and industrial and all other non-residential distribution points of delivery.

(b)

SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.  The statistics presented are based on twelve months ended June 30, 2018 and 2017 data.

(c)	Excludes impacts of the Sharyland Asset Exchange.
(d)	The separate reconcilable AMS surcharge ceased on November 27, 2017 and AMS-related expenses and returns became recoverable through distribution base revenues.

Financial Results — Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Total operating revenues increased $57 million, or 6%, to $1.021 billion in 2018.  Revenue is billed under tariffs approved by the PUCT.  As a result of the PUCT’s order in our 2017 rate review (PUCT Docket No. 46957), we began deferring as a regulatory liability the amount collected through the approved tariffs representing the decrease in the corporate federal income tax rate resulting from the TCJA.  The regulatory liability balance at June 30, 2018 is $49 million.

Revenues that contribute to earnings increased $39 million during the three months ended June 30. The change reflected the following components:

•

An Increase in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on November 27, 2017.  The $81 million increase in distribution base rate revenues reflects:

o	$29 million due to higher consumption, primarily driven by weather,
o	$21 million due to growth in points of delivery including the Sharyland Asset Exchange and,
o

$31 million higher authorized revenues resulting from the 2017 rate review, net of the TCJA federal income tax rate reduction, including approximately $26 million that previously would have been collected in the AMS surcharge, as described below.

The PUCT allows utilities to file, under certain circumstances, once per year and up to four rate adjustments between comprehensive base rate proceedings to recover distribution investments and certain other related costs on an interim basis (DCRF). We filed our first DCRF on April 5, 2018 requesting a $19 million increase in annual distribution revenues.  On June 13, 2018, Oncor filed an unopposed stipulation that reduced the annual distribution revenue increase from $19 million to $15 million.  Subject to review and approval by the PUCT, the distribution tariffs become effective September 1, 2018.

•

A Decrease in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.      The $17 million decrease in TCOS revenues for the three months ended June 30, 2018 compared to the 2017 period reflects the rate decrease from the 2017 rate review proceeding including the impact of the Sharyland Asset Exchange and the TCJA federal income tax rate reduction.  See TCOS Filings Table below for a listing of Transmission Interim Rate Update Applications and anticipated impacts on revenues for the three months ended June 30, 2018 and 2017, as well as filings and the anticipated impact to revenues for the year ended December 31, 2018.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
48559	July 2018	September 2018	$33	$21	$12
48325	May 2018	July 2018	$(15)	$(10)	$(5)
47988 (a)	January 2018	March 2018	$14	$9	$5
46957	March 2017	November 2017	$(76)	$(54)	$(22)
46825	February 2017	March 2017	$7	$4	$3
46210	July 2016	September 2016	$14	$9	$5

______________

(a)	The annual revenue impact of the new rate is net of a $52 million revenue reduction to reflect the TCJA reduction in the corporate federal income tax rate to 21%.

•

A Decrease in AMS Surcharge and other miscellaneous revenues — The PUCT previously authorized monthly per customer advanced meter cost recovery factors (AMS surcharge) designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  Pursuant to the PUCT order in our 2017 rate review, the AMS reconcilable surcharge ceased on November 27, 2017 and AMS related expenses and returns became recoverable through distribution base rates.  Under the AMS surcharge we recognized revenues equal to reconcilable expenses plus a return component on our investment.  A  $25 million decrease in AMS surcharge and other miscellaneous revenues is primarily due to this shift of AMS revenues to distribution base revenues.

Revenues collected for pass-through expenses include the following components. While changes in these tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. These revenues increased $18 million during the three month periods ended June 30 and the change reflected:

•

An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) —  TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to third-party transmission service providers under their TCOS rates and the retail portion of our own TCOS rate described above.     The increase in our TCRF Third-Party revenue includes  $9 million to pass through an increase in third-party wholesale transmission service expense.  At June 30, 2018, $16 million was deferred as over-recovered wholesale transmission service expense (see Note 5 to Financial Statements).  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  See TCRF Filings Table below for a listing of TCRF filings and the anticipated impacts to cash flows for the three months ended June 30, 2018 and 2017, as well as filings and the anticipated impacts to cash flows for the year ended December 31, 2018.

TCRF Filings Table

			Billing Impact
			for Period Effective
Docket No.	Filed	Effective	Increase (Decrease)
48408	May 2018	September 2018 - February 2019	$110
47824	December 2017	March 2018 - August 2018	$(52)
46957	March 2017	December 2017 - February 2018	$(28)
47234	June 2017	September 2017 - November 2017	$39
46616	November 2016	March 2017 – August 2017	$(86)

•	An Increase in EECRF and Other Regulatory Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT 34 targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.   The $9 million net increase primarily consists of $7 million recovery of municipal franchise fees related to PUCT Docket No. 46884 and $1 million recovery of rate case expenses, which are offset in taxes other than income taxes and in operation and maintenance expense, respectively.  The recovery of municipal franchise fees arises from the Texas Supreme Court mandate regarding our 2008 rate review ,which is discussed in more detail in Note 3 in our 2017 Form 10-K.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the three months ended June 30, 2018 and 2017, as well as filings that will impact revenues for the year ended December 31, 2018.

EECRF Filings Table

Docket No.	Filed	Effective	Average Monthly Charge per Residential Customer (a)	Program Costs	Performance Bonus	Under-/ (Over)- Recovery
48421	June 2018	March 2019	$0.91	$50	$7	$-
47235	June 2017	March 2018	$0.91	$50	$12	$(6)
46013	June 2016	March 2017	$0.94	$49	$10	$(4)
44784	June 2015	March 2016	$1.19	$61	$10	$(4)

__________

(a) Monthly charges are for a residential customer using an assumed 1,200 kWh.

Wholesale transmission service expense increased $9 million, or 4%, to $238 million in 2018 due to higher fees paid to third-party transmission entities including the impact of increased distribution load due to the Sharyland Asset Exchange.

Operation and maintenance expense increased  $37 million, or 22%, to $203 million in 2018.  Operation and maintenance expense increased primarily due to the 2017 rate review order approving an increased level of recovery for employee benefit plans, the self-insurance reserve and rate case expenses of $23 million,  higher labor-related costs of $5 million,  higher contractor costs of $3 million and higher other costs of $4 million including vegetation management, transportation and materials expense.

Depreciation and amortization decreased $25 million to $168 million in 2018.  The decrease is primarily due to an estimated $37 million decrease in depreciation of property, plant, and equipment primarily as a result of the 2017 rate review, partially offset by an estimated $13 million increase attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes totaled $43 million (including a $4 million benefit related to nonoperating income) in 2018 compared to $61 million (including a $6 million benefit related to nonoperating income) in 2017.

The U.S. federal statutory income tax rate was lowered by the TCJA to 21% in 2018 from 35% in 2017.  The effective income tax rate of 23.1% and 35.3% for the years 2018 and 2017, respectively, on pretax income differs from these rates primarily due to the effect of the Texas margin tax which, in 2017, was largely offset by the release of taxes and interest on uncertain tax positions.

As a result of the PUCT’s order in our 2017 rate review, we agreed to defer as a regulatory liability the amount collected through the approved tariffs representing the decrease in statutory tax rates. The “Federal income taxes − over-collected due to TCJA rate change” regulatory liability has a balance of $49 million at June 30, 2018.

Taxes other than income taxes increased $14 million, or 13%, to $121 million in 2018.  The change is primarily due to an  $11 million increase in local franchise taxes and a $3 million increase in property taxes. The increase in local franchise fees includes recovery of certain local franchise fees resulting from the Texas Supreme Court mandate regarding our 2008 rate review, which is discussed in more detail in Note 3 in our 2017 Form 10-K.

Other income and (deductions) - net was unfavorable by $7 million in 2018 compared to 2017.  The variance is primarily due to an increase of $5 million in employee benefit plan non-service costs.  See Note 12 to Financial Statements for more information.

Interest expense and related charges was $87 million and $85 million for 2018 and 2017, respectively.  The current period includes a $3 million increase due to higher average borrowings and $ 1 million higher debt issuance cost amortization, partially offset by a $2 million decrease attributable to lower average interest rates.

Net income was $31 million higher than the prior period driven by higher revenues contributing to earnings and lower depreciation expense, partially offset by higher operation and maintenance expense.

Financial Results — Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Total operating revenues increased $112 million, or 6%, to $2.011 billion in 2018.  Revenue is billed under tariffs approved by the PUCT.  As a result of the PUCT’s order in our 2017 rate review (PUCT Docket No. 46957), we began deferring as a regulatory liability the amount collected through the approved tariffs representing the decrease in the corporate federal income tax rate resulting from the TCJA. The regulatory liability balance at June 30, 2018 is $49 million.

Revenues that contribute to earnings increased $72 million during the six months ended June 30. The change reflected  the following components:

•

An Increase in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on November 27, 2017.  The $174 million increase in distribution base rate revenues reflects:

o	$66 million due to higher consumption, primarily driven by weather,
o	$45 million due to growth in points of delivery including the Sharyland Asset Exchange and,
o

$63 million higher authorized revenues resulting from the 2017 rate review, net of the TCJA federal income tax rate reduction, including approximately $54 million that previously would have been collected in the AMS surcharge as described below.

The PUCT allows utilities to file, under certain circumstances, once per year and up to four rate adjustments between comprehensive base rate proceedings to recover distribution investments and certain other related costs on an interim basis (DCRF). We filed our first DCRF on April 5, 2018 requesting a $19 million increase in annual distribution revenues. On June 13, 2018, Oncor filed an unopposed stipulation that reduced the annual distribution revenue increase from $19 million to $15 million.  Subject to review and approval by the PUCT, the distribution tariffs become effective September 1, 2018.

•

A Decrease in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.       The $50 million decrease in TCOS revenues for the six months ended June 30, 2018 compared to the 2017 period reflects the rate decrease from the 2017 rate review proceeding including the impact of  the Sharyland Asset Exchange and the TCJA federal income tax rate reduction.  See TCOS Filings Table above for a listing of Transmission Interim Rate Update Applications and anticipated impacts on revenues for the six months ended June 30, 2018 and 2017, as well as filings and the anticipated impact to revenues for the year ended December 31, 2018.

•

A Decrease in AMS Surcharge and other miscellaneous revenues — The PUCT previously authorized monthly per customer advanced meter cost recovery factors (AMS surcharge) designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  Pursuant to the PUCT order in our 2017 rate review, the AMS reconcilable surcharge ceased on November 27, 2017 and AMS related expenses and returns became recoverable through distribution base rates.  Under the AMS surcharge we recognized revenues equal to reconcilable expenses plus a return component on our investment.  The $52 million decrease in AMS surcharge and other miscellaneous revenues is primarily due to this shift of AMS revenues to distribution base rates.

Revenues collected for pass-through expenses include the following components. While changes in these tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. These revenues increased $40 million during the six month periods ended June 30 and the change reflected:

•

An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to third-party transmission service providers under their TCOS rates and the retail portion of our own TCOS rate described above.     The

increase in our TCRF Third-Party revenue includes $23 million to pass through an increase in third-party wholesale transmission service expense.  At June 30, 2018, $16 million was deferred as over-recovered wholesale transmission service expense (see Note 5 to Financial Statements).  PUCT rules allow us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  See TCRF Filings Table above for a listing of TCRF filings and the anticipated impacts to cash flows for the six months ended June 30, 2018 and 2017, as well as filings and the anticipated impacts to cash flows for the year ended December 31, 2018.

•

An Increase in EECRF and Other Regulatory Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The $17 million net increase primarily consists of $15 million recovery of municipal franchise fees related to PUCT Docket No. 46884 and $2 million recovery of rate case expenses, which are offset in taxes other than income taxes and in operation and maintenance expense, respectively.  The recovery of municipal franchise fees arises from the Texas Supreme Court mandate regarding our 2008 rate review, which is discussed in more detail in Note 3 in our 2017 Form 10-K.  See EECRF Filings Table above for a listing of EECRF filings impacting revenues for the six months ended June 30, 2018 and 2017, as well as filings that will impact revenues for the year ended December 31, 2018.

Wholesale transmission service expense increased $23 million, or 5%, to $483 million in 2018 due to higher fees paid to third-party transmission entities including the impact of increased distribution load due to the Sharyland Asset Exchange.

Operation and maintenance expense increased $68 million, or 19%, to $422 million in 2018.  Operation and maintenance expense increased primarily due to the 2017 rate review order approving an increased level of recovery for employee benefit plans, the self-insurance reserve and rate case expenses of $44 million,  higher labor-related costs of $12 million, higher contractor costs of $5 million and higher other costs of $5 million including materials, transportation and legal expenses.

Depreciation and amortization decreased $53 million to $334 million in 2018.  The decrease is primarily due to an estimated $77 million decrease in depreciation of property, plant, and equipment primarily as a result of the 2017 rate review, partially offset by an estimated $23 million increase attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes totaled $69 million (including an  $11 million benefit related to nonoperating income) in 2018 compared to $101 million (including an  $11 million benefit related to nonoperating income) in 2017.

The U.S. federal statutory income tax rate was lowered by the TCJA to 21% in 2018 from 35% in 2017.  The effective income tax rate of 22.9% and 35.3% for the years 2018 and 2017, respectively, on pretax income differs from these rates primarily due to the effect of the Texas margin tax which, in 2017, was mostly offset by the release of taxes and interest on uncertain tax positions and by non-taxable gains on employee benefit plans.

As a result of the PUCT’s order in our 2017 rate review, we agreed to defer as a regulatory liability the amount collected through the approved tariffs representing the decrease in statutory tax rates. The “Federal income taxes − over-collected due to TCJA rate change” regulatory liability has a balance of $49 million at June 30, 2018.

Taxes other than income taxes increased $26 million, or 12%, to $246 million in 2018.  The change is primarily due to a $19 million increase in local franchise taxes and an  $8 million increase in property taxes.  The increase in local franchise fees includes recovery of certain local franchise fees resulting from the Texas Supreme Court mandate regarding our 2008 rate review, which is discussed in more detail in Note 3 in our 2017 Form 10-K.

Other income and (deductions) - net was unfavorable by $28 million in 2018 compared to 2017.  The variances are primarily due to $16 million of costs associated with the Sempra Acquisition and an increase of $12 million in employee benefit plan non-service costs.  See Note 12 to Financial Statements for more information.

Interest expense and related charges was $175 million and $170 million for 2018 and 2017, respectively.  The current period includes a $9 million increase due to higher average borrowings and $2 million higher debt issuance cost amortization, partially offset by a $6 million decrease attributable to lower average interest rates.

Net income was $47 million higher than the prior period driven by higher revenues contributing to earnings and lower depreciation expense, partially offset by higher operation and maintenance expense and costs associated with the Sempra Acquisition, which are not recoverable.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Cash provided by operating activities totaled $550 million and $638 million in 2018 and 2017, respectively. The $88 million decrease is primarily the result of a $127 million difference in tax payments in the current period compared to net tax refunds from members under the tax sharing agreement in the prior period,  increased materials and supply purchases of $37 million, increased employee benefit plan funding of $32 million, increased payments to third party transmission providers of $21 million and $15 million in payments related to Sempra acquisition costs, partially offset by a  $146 million increase in transmission and distribution receipts.   The large prior year tax refund is primarily related to estimated tax payments made in a prior period before the enactment of bonus depreciation on a retroactive basis.

Cash provided by financing activities totaled $346 million and $195 million for 2018 and 2017, respectively.  The $151 million increase in cash provided by financing activities includes a decrease in distributions to our members of $172 million, a capital contribution of $144 million, partially offset by a debt repayment of $144 million and a decrease in short-term borrowings of $21 million.   The financing activity principally reflects measures to achieve our debt-to-equity ratio established by the PUCT in our 2017 rate review.  See Note 9 to Financial Statements for additional information regarding distributions to our members.

Cash used in investing activities, which consists primarily of capital expenditures, totaled $916 million and $848 million in 2018 and 2017, respectively.  Both the 2018 and 2017 activity primarily reflects capital expenditures for transmission and distribution facilities to serve new customers and infrastructure capital maintenance spending.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $59 million and $25 million more than the amounts reported in the statements of consolidated income in the six months ended June 30, 2018 and 2017, respectively.  The differences result from certain regulatory asset amortization reported in operation and maintenance expense and taxes other than income taxes.

Long-Term Debt Activity

Repayments of long-term debt in the six months ended June 30, 2018 totaled $144 million, representing principal repayments on our term loan credit agreement.

Available Liquidity/Commercial Paper Program/Credit Facility

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, has been our ability to borrow under our revolving credit facility, which also supports our CP Program.  Because the commercial paper program is supported by the Credit Facility, commercial paper outstanding is a reduction to the available borrowing capacity.  Cash and cash equivalents totaled $1 million and $21 million at June 30, 2018 and December 31, 2017, respectively.  Considering commercial paper and letters of credit outstanding, available liquidity (cash and available Credit Facility capacity) at June 30, 2018 totaled $696 million, reflecting a decrease of $366 million from December 31, 2017 primarily due to increased capital spending.

Commercial Paper Program — As we discuss in Note 6 to Financial Statements, on March 26, 2018 we established a commercial paper program (CP Program), under which we may issue unsecured commercial paper notes (Notes) on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion.  A national bank acts as the issuing and paying agent under the CP Program pursuant to the terms of an issuing and paying agent agreement.  Under the CP Program, we issue Notes from time to time, and the proceeds of the Notes are used for short-term financing of our business operations.  At June 30, 2018, we had $1.296 billion of Notes outstanding under the CP Program.

The CP Program obtains liquidity support from our Credit Facility discussed below.  If at any time funds are not available on favorable terms under the CP Program, we may utilize the Credit Facility for funding.    See Note 6 to Financial Statements for additional information regarding the CP Program.

Credit Facility —  At June 30, 2018, we had a $2.0 billion unsecured revolving credit facility that we entered into on November 17, 2017 (Credit Facility) with a five-year term expiring in November 2022.  We have the option of requesting up to two one-year extensions and an option to request an increase in our borrowing capacity of $400 million, in increments of not less than $100 million, provided certain conditions are met, including lender approvals.  At June 30, 2018, we had no outstanding borrowings under the Credit Facility.

Because the CP Program is supported by the Credit Facility, commercial paper outstanding reduces the available borrowing capacity.  Considering the commercial paper outstanding and the limitations described below, available borrowing capacity under the Credit Facility totaled $695 million and $1.041 billion at June 30, 2018 and December 31, 2017, respectively.

The Credit Facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At June 30, 2018, we were in compliance with the covenant.  See “Credit Rating Provisions, Covenants and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.

Under the terms of the Credit Facility, the commitments of the lenders to make loans to us are several and not joint.  Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.  See Note 6 to Financial Statements for additional information regarding the Credit Facility.

Regulatory Capital Structure — We have committed to the PUCT to maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is 57.5% debt to 42.5% equity as of June 30, 2018.  Our current regulatory assumed debt-to-equity ratio went into effect on November 27, 2017 as part of the PUCT order issued in the 2017 rate review we filed in PUCT Docket No. 46957.  The PUCT order required us to record a regulatory liability from November 27, 2017 until the new authorized regulatory capital structure was met to reflect our actual capitalization prior to achieving the authorized capital structure. Our authorized regulatory capital structure was met in May 2018, and therefore we ceased accruing amounts to the capital structure refund regulatory liability as of May 2018.  The regulatory liability of $6 million is anticipated to be returned to customers in September 2018 through the capital structure refund mechanism approved in the PUCT docket.  Our regulatory capitalization ratio was 56.75% debt to 43.25% equity at June 30, 2018.  See Note 9 to Financial Statements for discussion of the regulatory capitalization ratio.  Our ability to incur additional long-term debt will be limited by our regulatory capital structure, and we are able to issue future long-term debt only to the extent that we will be in compliance therewith.

Liquidity Needs, Including Capital Expenditures — Our board of directors, which annually approves capital expenditure estimates for the following year, has approved capital expenditures totaling $1.8 billion in 2018.  Management currently expects to recommend to our board of directors capital expenditures of at least $1.7 billion in each of the years 2019 through 2022, based on the long-term plan presented to our board of directors.  However, we continuously assess our capital needs, and management has identified additional potential investments that, if approved by our board of directors, could increase capital expenditures in the years 2019 through 2022. These capital expenditures are expected to be used for investment in transmission and distribution infrastructure.

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

We continuously evaluate opportunities to make selective strategic acquisitions involving regulated assets. Additional equity or debt capital may be required to complete any acquisition.  In addition, any acquisition may be structured in such a manner that would result in the assumption of secured or unsecured debt and other liabilities. Any such transaction may require PUCT and other regulatory approvals.  An acquisition may involve risks relating to the combination of assets and facilities, the diversion of management’s attention and the impact on our credit ratings.

See “REGULATION AND RATES – Matters with the PUCT – Application to Decrease Rates Based on the TCJA of 2017 (PUCT Docket No. 48325)” below for a discussion of potential impacts to cash flows from this proceeding.

Distributions — On July 25, 2018, our board of directors declared a cash distribution of $30 million, which was paid to our members on August 1, 2018.  See Note 9 to Financial Statements for a  discussion of distribution restrictions.

Contributions — In April 2018, our members made capital contributions of $144 million, which was used to pay down a portion of our term loan credit agreement.

Pension and OPEB Plan Funding — Our funding for the pension plans and Oncor OPEB Plans in the calendar year 2018 is expected to total $82 million and $35 million, respectively.  In the six months ended June 30, 2018, we made cash contributions to the pension plans and the Oncor OPEB Plans of $42 million and $27 million, respectively.

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

Presented below are the credit ratings assigned for our debt securities at August 6, 2018.  In March 2018, as a result of the completion of the Sempra Acquisition, the rating agencies took ratings actions on Oncor resulting in upgraded ratings and changed outlooks.  S&P upgraded our rating to A+ from A and changed our outlook to stable from positive.  Moody’s upgraded our rating to A2 from A3 and changed our outlook to stable from positive.  Fitch upgraded our rating to A from BBB+ and changed our outlook to stable from rating watch positive.  Also in March 2018 regarding our CP Program ratings, Fitch upgraded our rating to F2 from F3, S&P assigned an A-1 short-term rating and Moody’s assigned a Prime-2 short-term rating.  See Note 2 to Financial Statements for information regarding the Sempra Acquisition.

	Senior Secured	Commercial Paper
S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

As described in Note 6 to Financial Statements, we established the CP Program in March 2018.    The CP Program obtains liquidity support from our Credit Facility.    As described in Note 7 to Financial Statements, our long-term debt (other than the $131 million unsecured term loan credit agreement) is currently secured pursuant to the Deed of Trust by a first priority lien on certain of our transmission and distribution assets and is considered senior secured debt.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — The Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the Credit Facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus a spread ranging from 0.875% to 1.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Based on the ratings assigned to our senior secured debt securities at August 6, 2018, our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.00%.  A decline in credit ratings would increase the cost of borrowings under the Credit Facility and likely increase the cost of any debt issuances and additional credit facilities.    The CP Program requires prompt notice to the dealer of any notice of intended or potential down grade of our credit ratings.

Material Financial Covenants —  Our Credit Facility and term loan credit agreement each contain a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the Credit Facility and term loan credit agreement (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with GAAP).  Capitalization is calculated as membership interests determined in accordance with GAAP plus indebtedness described above.  At June 30, 2018, we were in compliance with this covenant and all other covenants under the Credit Facility and the term loan credit agreement.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under the Credit Facility, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged within 60 days may cause the maturity of outstanding balances (zero dollars in short-term borrowings and $9 million in letters of credit at August 6, 2018) under that facility to be accelerated.  Under our term loan agreement, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $50 million for the term loan credit agreement that are not discharged within 60 days may cause the maturity of outstanding balances ($131 million at August 6, 2018) under that agreement to be accelerated.

Under the Deed of Trust, an event of default under our indentures would permit the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Guarantees — At June 30, 2018, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2018, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 8 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Matters with the PUCT

DCRF (PUCT Docket No. 48231) — On April 5, 2018, Oncor filed with the PUCT, as well as cities with original jurisdiction over Oncor’s rates, an application for approval of a distribution cost recovery factor (DCRF).  The DCRF will allow Oncor to recover, primarily through its tariff for retail delivery service, certain costs related to its 2017 distribution investments.  The DCRF application we filed requested a $19 million increase in annual distribution revenues. On June 13, 2018, Oncor filed an unopposed stipulation that reduced the annual distribution revenue increase from $19 million to $15 million. Subject to review and approval by the PUCT, the interim distribution tariffs become effective September 1, 2018.

Application to Decrease Rates Based on the TCJA of 2017 (PUCT Docket No. 48325) — On May 1, 2018, Oncor made a filing related to the impacts of the TCJA, including the reduced corporate income tax rate from 35% to 21%, for retail customers and amortization of excess deferred federal income taxes.  Oncor will revise its tariffs to effect these changes and reduce rates to end-use customers going forward.  In addition, for retail customers, Oncor will propose a refund of the tax amounts collected and deferred since January 1, 2018, through the date the changed tariffs are effective.  For wholesale customers, Oncor will propose a refund of the tax amounts collected and deferred since January 1, 2018 through March 26, 2018, as Oncor’s new wholesale rate in PUCT Docket No. 47988 reflects the new TCJA rate and went into effect March 27, 2018. On July 1, 2018, Oncor's proposed new TCOS rate was approved to go into effect on an interim basis. The new TCOS rate results in a reduction of about $15 million of annualized transmission base revenue requirement. The reduction is due to amortization of excess deferred federal income taxes due to the TCJA in 2017.

The pass-through of the impacts of the TCJA to ratepayers is not expected to impact net income.  Amortization of excess deferred taxes will result in lower cash inflows as a result of reduced rates to end-use customers.    In the filing, we proposed a total net decrease in the revenue requirement used to set transmission and distribution rates of approximately $181 million annually as compared to the revenue requirement approved in Oncor’s most recent rate review, PUCT Docket No. 46957.  The proposal includes annual rate reductions of $144 million related to the reduction in income tax expense currently included in rates and $37 million related to the amortization of excess deferred income taxes over the lives of related assets.  The final amortization periods and resulting amount of the rate reduction will be determined in the Docket.  If the PUCT requires an annual rate reduction significantly higher than the rate reduction we have requested, including as a result of an amortization period for excess deferred income taxes that is shorter than our proposed time frame, it could have a negative effect on our cash flows, credit metrics, credit ratings, and/or ratings outlook. We cannot predict what the ultimate disposition will be in the PUCT docket.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions.  Such actions or changes could significantly alter our financial position, results of operations or cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  All of our long-term debt at June 30, 2018 and December 31, 2017 carried fixed interest rates except for the term loan credit agreement.  Our term loan credit agreement contains terms pursuant to which the interest rate charged can vary, at our option, depending on the selected interest period (see Note 7 to Financial Statements in our 2017 Form 10-K for term loan credit agreement interest rate information).

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

Our exposure to credit risk associated with trade accounts receivable totaled $690 million at June 30, 2018.  The receivable balance is before the allowance for uncollectible accounts, which totaled $4 million at June 30, 2018.  The exposure includes trade accounts receivable from REPs totaling $554 million, which are almost entirely noninvestment grade.  At June 30, 2018, REP subsidiaries of our two largest counterparties represented approximately 15% and 12% of the trade receivable balance, respectively.  No other parties represented 10% or more of the total trade accounts receivable balance.  We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.”  All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements.  Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Form 10-K, “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the U.S. Congress, the President of the U.S., the Texas Legislature, the Governor of Texas, the U.S. Federal Energy Regulatory Commission, the PUCT, the North American Electric Reliability Corporation, the Texas RE, Inc., the Environmental Protection Agency, and the Texas Commission on Environmental Quality, with respect to:

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Reference is made to the discussion in Notes 2, 3 and 8 to Financial Statements regarding legal and regulatory proceedings.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed*	As
	With File Number	Exhibit

(10)	Material Contracts.
Management Contracts; Compensatory Plans, Contracts and Arrangements.

10(a)	333-100240 Form 10-Q (filed May 7, 2018)	10(d)		Fifth Amended and Restated Executive Annual Incentive Plan effective as of January 1, 2018
10(b)	333-100240 Form 10-Q (filed May 7, 2018	10(e)		Amendment No.1 to the Oncor Supplemental Retirement Plan, dated May 2, 2018
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31(a)			—	Certification of E. Allen Nye, Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.

32(a)			—	Certification of E. Allen Nye, Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99	—	Condensed Statement of Consolidated Income – Twelve Months Ended June 30, 2018.

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:  August 6, 2018