Form 10-Q
period 2018-09-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2018-11-07
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   √       No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes    √     No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2018, 80.25% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Sempra Energy, and 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC.  None of the membership interests are publicly traded.

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

EFH Debtors	EFH Corp. and its subsidiaries that are Debtors in the EFH Bankruptcy Proceedings, excluding the TCEH Debtors
EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings prior to the closing of the Sempra Acquisition.
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
Fitch	Fitch Ratings, Ltd. (a credit rating agency)
GAAP	generally accepted accounting principles of the U.S.
InfraREIT	InfraREIT, Inc.
InfraREIT Acquisition	Refers to the transactions contemplated by the InfraREIT Merger Agreement, pursuant to which Oncor would acquire all of the equity interests of InfraREIT and InfraREIT Partners.
InfraREIT Merger Agreement

Refers to the Agreement and Plan of Merger, dated as of October 18, 2018, among Oncor, 1912 Merger Sub LLC (a wholly-owned subsidiary of Oncor), Oncor T&D Partners, LP (a wholly-owned indirect subsidiary of Oncor), InfraREIT and InfraREIT Partners.

InfraREIT Partners	InfraREIT Partners, LP, a subsidiary of InfraREIT
Investment LLC

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

Moody’s	Moody’s Investors Service, Inc. (a credit rating agency)
Oncor	Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of STIH and the direct majority owner (80.25% equity interest) of Oncor
Oncor OPEB Plans

Refers to plans sponsored by Oncor that offer certain postretirement health care and life insurance benefits to eligible current and former Oncor employees, certain eligible current and former EFH Corp. and Vistra employees, and their eligible dependents.

Oncor Retirement Plan	Refers to a defined benefit pension plan sponsored by Oncor.
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor.
OPEB	other postretirement employee benefits
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act
REP	retail electric provider
S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)
SDTS	Sharyland Distribution & Transmission Services, L.L.C., an indirect subsidiary of InfraREIT
SEC	U.S. Securities and Exchange Commission
Sempra	Sempra Energy
Sempra Acquisition

Refers to the transactions contemplated by that certain Agreement and Plan of Merger, dated as of August 21, 2017, by and between EFH Corp., EFIH, Sempra and one of Sempra’s wholly-owned subsidiaries, pursuant to which Sempra would acquire the 80.03% of Oncor’s membership interests owned indirectly by EFH Corp. and EFIH. The transactions closed March 9, 2018.

Sharyland Asset Exchange

Refers to the asset swap consummated on November 9, 2017 pursuant to which Oncor received substantially all of the distribution assets and certain transmission assets of Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. in exchange for certain of Oncor’s transmission assets and cash. The asset swap was completed pursuant to PUCT Docket No. 47469 and that certain Agreement and Plan of Merger, dated as of July 21, 2017, by and among SDTS, SU, SU AssetCo, L.L.C., a wholly-owned subsidiary of SU, and SDTS AssetCo, L.L.C., a wholly-owned subsidiary of SDTS, Oncor and Oncor AssetCo LLC, a wholly-owned subsidiary of Oncor created for the transaction.

Sponsor Group

Refers collectively to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Global, LLC and GS Capital Partners, an affiliate of Goldman, Sachs & Co., that controlled Texas Holdings.

STH	Sempra Texas Holdings Corp., a Texas corporation (formerly EFH Corp. prior to the closing of the Sempra Acquisition)
STIH	Sempra Texas Intermediate Holding Company LLC., a Delaware limited liability company (formerly EFIH prior to the closing of the Sempra Acquisition)
SU	Sharyland Utilities, L.P.
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
Texas RE

Refers to Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with North American Electric Reliability Corporation standards and ERCOT protocols.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(1)	2018	2017(1)
	(millions of dollars)

Operating revenues (Note 4)	$1,095	$1,068	$3,106	$2,967
Operating expenses:
Wholesale transmission service	237	230	719	690
Operation and maintenance (Note 11)	214	176	636	529
Depreciation and amortization	169	193	503	581
Provision in lieu of income taxes (Note 11)	54	97	134	209
Taxes other than amounts related to income taxes	128	120	374	340
Total operating expenses	802	816	2,366	2,349
Operating income	293	252	740	618
Other income and (deductions) - net (Note 12)	(13)	(13)	(63)	(35)
Nonoperating benefit in lieu of income taxes	(3)	(5)	(13)	(17)
Interest expense and related charges (Note 12)	89	87	264	257
Net income	$194	$157	$426	$343

________________

(1) As adjusted for the retrospective adoption of ASU 2017-07, as discussed in Note 1.

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(millions of dollars)

Net income	$194	$157	$426	$343
Other comprehensive income (loss):
Cash flow hedges – derivative value net loss recognized in net income (net of tax)	-	-	2	1
Defined benefit pension plans (net of tax)	1	1	2	2
Total other comprehensive income	1	1	4	3
Comprehensive income	$195	$158	$430	$346

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(millions of dollars)

Cash flows — operating activities:
Net income	$426	$343
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	589	618
Provision in lieu of deferred income taxes	37	250
Other – net	(1)	(2)
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 5)	130	30
Other operating assets and liabilities	(100)	(189)
Cash provided by operating activities	1,081	1,050
Cash flows — financing activities:
Issuances of long-term debt (Note 7)	800	600
Repayment of long-term debt (Note 7)	(825)	(324)
Change in short-term borrowings (Note 6)	149	128
Capital contributions from members (Note 9)	144	-
Distributions to members (Note 9)	(30)	(237)
Debt discount, premium, financing and reacquisition costs - net	(9)	(4)
Cash provided by financing activities	229	163
Cash flows — investing activities:
Capital expenditures (Note 11)	(1,345)	(1,234)
Other – net	15	10
Cash used in investing activities	(1,330)	(1,224)
Net change in cash and cash equivalents	(20)	(11)
Cash and cash equivalents — beginning balance	21	16
Cash and cash equivalents — ending balance	$1	$5

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At September 30,	At December 31,
	2018	2017
	(millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$1	$21
Trade accounts receivable – net (Note 12)	688	635
Amounts receivable from members related to income taxes (Note 11)	-	26
Materials and supplies inventories — at average cost	115	91
Prepayments and other current assets	95	88
Total current assets	899	861
Investments and other property (Note 12)	121	113
Property, plant and equipment – net (Note 12)	15,782	14,879
Goodwill (Note 12)	4,064	4,064
Regulatory assets (Note 5)	1,850	2,180
Other noncurrent assets	20	23
Total assets	$22,736	$22,120
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 6)	$1,099	$950
Long-term debt due currently (Note 7)	250	550
Trade accounts payable	253	242
Amounts payable to members related to income taxes (Note 11)	32	21
Accrued taxes other than amounts related to income	168	190
Accrued interest	92	83
Other current liabilities	190	188
Total current liabilities	2,084	2,224
Long-term debt, less amounts due currently (Note 7)	5,836	5,567
Liability in lieu of deferred income taxes (Note 11)	1,560	1,517
Regulatory liabilities (Note 5)	2,763	2,807
Employee benefit obligations and other (Notes 10 and 12)	2,046	2,102
Total liabilities	14,289	14,217
Commitments and contingencies (Note 8)
Membership interests (Note 9):
Capital account ― number of interests outstanding 2018 and 2017 – 635,000,000	8,544	8,004
Accumulated other comprehensive loss	(97)	(101)
Total membership interests	8,447	7,903
Total liabilities and membership interests	$22,736	$22,120

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

Goodwill

We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate that an impairment may exist.  Beginning in 2018, we elected to change our annual goodwill assessment date from December 1 to October 1 to correspond with the assessment date of our new majority owner.  We do not believe this change in the assessment date is a material change.

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

In February 2016, the FASB issued ASU 2016-02 which created FASB Topic 842, Leases (Topic 842).  Topic 842 amends previous GAAP to require the balance sheet recognition of substantially all lease assets and liabilities, including operating leases.  Operating lease liabilities are not classified as debt for GAAP purposes under Topic 842 and are not treated as debt for regulatory purposes.  Under current standards, all of Oncor’s existing leases meet the definition of an operating lease.  Under the new rules, the recognition of any finance leases (currently known as capital leases) on the balance sheet would be classified as debt for GAAP purposes and are expected to be defined as debt for our regulatory capital structure purposes (see Note 9 for details) similar to the current capital lease treatment.  We plan to adopt Topic 842 on January 1, 2019 and we expect to use certain practical expedients and policy elections available under the guidance including a practical expedient to not assess whether existing land easements that were not previously accounted for as leases are or contain a lease under Topic 842, an adoption method to not restate comparative periods and a policy election to forego the application of Topic 842 recognition requirements to short-term leases.  The initial adoption of Topic 842 will affect our balance sheet, as our contracts for office space and fleet vehicles are currently classified as operating leases.  Subsequent to adoption, to the extent Oncor enters into finance leases, its credit facility covenants and capitalization ratios could be impacted.  We continue to evaluate our contracts for proper treatment under the new standards and the estimated impact on our financial statements.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, an amendment to Topic 715, Compensation – Retirement Benefits.  ASU 2017-07 requires the non-service cost components of net retirement benefit plan costs be presented as non-operating in the income statement.  In addition, only the service cost component of net retirement benefit plan cost is eligible for capitalization as part of inventory or property, plant and equipment.  We adopted ASU 2017-07 on January 1, 2018.  The presentation of costs is required to be applied on a retrospective basis while the capitalization eligibility requirement is applied on a prospective basis.  The guidance allows a practical expedient that permits use of previously disclosed service costs and non-service costs of the Pension and OPEB Plans in the comparative periods as appropriate estimates when recasting the presentation of these costs in the income statements.  We have elected this practical expedient.  For cash flow purposes on a prospective basis, non-service costs will be reflected as a reduction to operating cash flows, offset by lower cash used in investing activities (lower capital expenditures).  The new guidance did not have a material effect on our results of operations, financial position or net change in total cash flows and we do not expect the guidance to have a material effect on our rate-making process.  For the three- and nine-month periods ended September 30, 2017, the adoption of ASU 2017-07 resulted in a reclassification of $8 million and $23 million from operation and maintenance expense to other income and (deductions), respectively, and a corresponding reclassification of $3 million and $9 million, respectively, from provision in lieu of income taxes to nonoperating provision in lieu of income taxes.  For the years 2015, 2016 and 2017, the reclassification amounts are $28 million, $28 million and $31 million from operation and maintenance expense to other income and (deductions), respectively, and a corresponding reclassification of $10 million, $10 million and $11 million, respectively, from provision in lieu of income taxes to nonoperating provision in lieu of income taxes.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02).  ASU 2018-02 allows a reclassification from accumulated other comprehensive income (AOCI) to capital accounts for stranded tax effects resulting from the TCJA which we expect to elect.  Under ASU 2018-02, an entity will be required to provide certain disclosures regarding stranded tax effects, including its accounting policy related to releasing the income tax effects from AOCI.  Our stranded tax effects in AOCI are approximately $4 million and will increase our capital account upon reclassification.  ASU 2018-02 can be applied either as of the beginning of the period of adoption or retrospectively as of the date of enactment of the TCJA and to each period in which the effect of the TCJA is recognized.  ASU 2018-02 is effective for our 2019 annual reporting period, including interim periods therein, with early adoption permitted.  We plan to adopt the standard on a prospective basis, January 1, 2019.

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

Pursuant to the order issued by the PUCT in PUCT Docket No. 47675 with respect to its approval of the transaction contemplated by the Sempra Plan (Sempra Order), following the consummation of the Sempra Acquisition, the board of directors of Oncor is required to consist of thirteen members and be constituted as follows:

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

In order for a current or former officer of Oncor to be eligible to serve as an Oncor Officer Director, such officer cannot have worked for Sempra or any of its affiliates (excluding Oncor Holdings and Oncor) or any other entity with a direct or indirect ownership interest in Oncor or Oncor Holdings in the ten-year period prior to such officer being employed by Oncor.  Oncor Holdings, at the direction of STIH (a subsidiary of STH), which is a wholly-owned indirect subsidiary of, and controlled by, Sempra following the Sempra Acquisition), has the right to nominate and/or seek the removal of the Oncor Officer Directors, with such nomination or removal subject to approval by a majority of the Oncor board of directors.

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

•

Sempra will continue to hold indirectly at least 51% of the ownership interests in Oncor and Oncor Holdings for at least five years following the closing of the Sempra Acquisition, unless otherwise specifically authorized by the PUCT; and

•

Oncor will provide bill credits to electric delivery rates for ultimate credits to customers in an amount equal to 90% of any interest rate savings achieved due to any improvement in its credit ratings or market spreads compared to those as of June 30, 2017 until final rates are set in the next Oncor base rate case filed after PUCT Docket No. 46957 (except that savings will not be included in credits if already realized in rates); and one year after the Sempra Acquisition, Oncor will provide bill credits to electric delivery rates for inclusion in customer bills equal to 90% of any synergy savings until final rates are set in the next Oncor base rate proceeding after the 2017 rate review (PUCT Docket No. 46957), at which time any total synergy savings shall be reflected in Oncor’s rates.  On September 7, 2018, Oncor filed its first semi-annual interest rate savings compliance report with the PUCT and began accruing a bill credit upon the issuance of its new debt in August 2018.

3.    REGULATORY MATTERS

DCRF (PUCT Docket No. 48231)

On April 5, 2018, we filed with the PUCT, as well as cities with original jurisdiction over Oncor’s rates, an application for approval of a distribution cost recovery factor (DCRF).  The DCRF will allow Oncor to recover, primarily through its tariff for retail delivery service, certain costs related to its 2017 distribution investments.  We requested a $19 million increase in annual distribution revenues in our DCRF application.   On June 13, 2018, we filed an unopposed stipulation that reduced the annual distribution revenue increase from $19 million to $15 million.   The PUCT approved the stipulation on August 30, 2018, and the distribution tariffs became effective September 1, 2018.

Application to Decrease Rates Based on the TCJA of 2017 (PUCT Docket No. 48325)

In 2018, we made filings to incorporate the impacts of the TCJA into our tariffs, including the reduced corporate income tax rate from 35% to 21% and amortization of excess deferred federal income taxes. In the filings, we proposed a total net decrease in the revenue requirement used to set transmission and distribution rates of approximately $181 million annually as compared to the revenue requirement approved in Oncor’s most recent rate review, PUCT Docket No. 46957. The proposal included annual rate reductions of $144 million related to the reduction in income tax expense currently included in rates and $37 million related to the amortization of excess deferred income taxes over the lives of related assets. In September 2018, we reached an unopposed stipulation regarding an overall settlement of the TCJA impacts. The settlement includes, on an annual basis, $144 million related to the reduction of income tax expense currently in rates and $75 million related to amortization of excess deferred federal income taxes. The settlement rates have been implemented as follows on an interim basis as we await final PUCT approval.

•

For transmission customers, our TCOS rate incorporated the tax rate reduction beginning March 27, 2018. On July 1, 2018, a new interim TCOS rate was approved, subject to reconciliation, including a reduction due to amortization of excess deferred federal income taxes. The settlement results in a reduction of about $79 million of annualized transmission base revenue requirement as compared to the revenue requirement approved in PUCT Docket No. 46957.

•

For distribution customers, interim rates implemented October 8, 2018 contain reductions for both the income tax expense currently in rates and the amortization of excess deferred tax expense. The settlement results in a reduction of about $140 million of annualized distribution base revenue requirement as compared to the revenue requirement approved in PUCT Docket No. 46957.

In addition, we agreed to refund the tax rate differential amounts collected and deferred since January 1, 2018, through the date the changed tariffs became effective. For transmission customers, we will refund tax amounts collected and deferred through March 26, 2018.  For distribution customers, we will refund tax amounts collected and deferred through October 7, 2018. We plan to refund the tax rate differential of approximately $75 million as a bill credit in December 2018.

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

As a result of the 2017 rate review order effective November 27, 2017, the AMS surcharges ceased and AMS related expenses and return became recoverable through distribution base rates.

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

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
Operating revenues	2018	2018
Revenues contributing to earnings:
Distribution base revenues	$604	$1,640
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	137	403
Billed to REPs serving Oncor distribution customers, through TCRF	77	234
Total transmission base revenues	214	637
Other miscellaneous revenues	17	48
Total revenues contributing to earnings	835	2,325

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	237	719
EECRF and other regulatory charges	23	62
Revenues collected for pass-through expenses	260	781

Total operating revenues	$1,095	$3,106

Customers

Our distribution customers consist of approximately 90 REPs and certain electric cooperatives in our certificated service area.  The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.  Our transmission base revenues are collected from load serving entities benefitting from our transmission system.  Our transmission customers consist of municipalities, electric cooperatives and other distribution companies.  REP subsidiaries of our two largest counterparties represented 27% and 22% of our total operating revenues for the three months ended September 30, 2018, and 24% and 19% of our total operating revenues for the nine months ended September 30, 2018.  No other customer represented more than 10% of our total operating revenues.

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

5.    REGULATORY ASSETS AND LIABILITIES

Recognition of regulatory assets and liabilities and the periods over which they are to be recovered or refunded through rate regulation are determined by the PUCT.   Components of our regulatory assets and liabilities as of September 30, 2018 and December 31, 2017 are provided in the table below.  Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period at	Carrying Amount At
	September 30, 2018	September 30, 2018	December 31, 2017

Regulatory assets:
Employee retirement costs being amortized	10 years	$305	$331
Unrecovered employee retirement costs incurred since the last rate review period (a)	To be determined	30	30
Employee retirement liability (a)(b)(c)	To be determined	800	854
Employee retirement plans - non-service costs	Lives of related assets	33	-
Self-insurance reserve (primarily storm recovery costs) being amortized	10 years	362	394
Unrecovered self-insurance reserve incurred since the last rate review period (a)	To be determined	53	49
Securities reacquisition costs	Lives of related debt	10	12
Deferred conventional meter and metering facilities depreciation	3 years	42	57
Under-recovered AMS costs	10 years	190	206
Excess deferred income taxes		-	197
Energy efficiency performance bonus (b)	1 year or less	3	12
Other regulatory assets	Various	22	38
Total regulatory assets		1,850	2,180

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,006	954
Excess deferred income taxes	Primarily over lives of related assets	1,587	1,789
Federal income taxes - over-collected due to TCJA rate change	1 year or less	75	-
Over-recovered wholesale transmission service expense (b)	1 year or less	73	47
Other regulatory liabilities	Various	22	17
Total regulatory liabilities		2,763	2,807
Net regulatory assets (liabilities)		$(913)	$(627)

____________

(a)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(b)	Not earning a return in the regulatory rate-setting process.
(c)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

6.    SHORT-TERM BORROWINGS

At September 30, 2018 and December 31, 2017, outstanding short-term borrowings under our commercial paper program (CP Program) and revolving credit facility (Credit Facility) consisted of the following:

	At September 30,	At December 31,
	2018	2017
Total borrowing capacity	$2,000	$2,000
Commercial paper outstanding (a)	(1,099)	-
Credit facility outstanding (b)	-	(950)
Letters of credit outstanding (c)	(9)	(9)
Available unused credit	$892	$1,041

____________

a)	The weighted average interest rate for commercial paper at September 30, 2018 was 2.45%.
b)	The weighted average interest rate for the credit facility at December 31, 2017 was 2.62%.
c)	Interest rates on outstanding letters of credit at September 30, 2018 and December 31, 2017 were 1.200% and 1.325%, respectively, based on our credit ratings.

Commercial Paper Program

In March 2018, we established the CP Program, under which we may issue unsecured commercial paper notes (Notes) on a private placement basis up to a maximum aggregate face or principal amount outstanding at any time of $2.0 billion. We also entered into commercial paper dealer agreements (Dealer Agreements) with commercial paper dealers (Dealers).  The Dealer Agreements are substantially identical in all material respects except as to the parties thereto.  A national bank acts as the issuing and paying agent under the CP Program pursuant to the terms of an issuing and paying agent agreement.

The proceeds of Notes issued under the CP Program are used for working capital and general corporate purposes. The CP Program obtains liquidity support from our Credit Facility discussed below.  If at any time funds are not available on favorable terms under the CP Program, we may utilize the Credit Facility for funding.

The Dealer Agreements provide the terms under which the Dealers will either purchase from us or arrange for the sale by us of Notes pursuant to an exemption from federal and state securities laws.  The Dealer Agreements contain customary representations, warranties, covenants and indemnification provisions.  The maturities of the Notes will vary, but may not exceed 364 days from the date of issue.  The Notes will be sold at a discount from par or, alternatively, will be sold at par and bear interest.  Interest rates will vary based upon market conditions at the time of issuance of the Notes and may be fixed or floating determined by reference to a base rate and spread.

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

Revolving Credit Facility

At September 30, 2018, we had a $2.0 billion unsecured revolving Credit Facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for commercial paper issuances.  We may request increases in our borrowing capacity in increments of not less than $100 million, not to exceed $400 million in the aggregate provided certain conditions are met, including lender approvals. The Credit Facility has a five-year term expiring in November 2022 and gives us the option of requesting up to two one-year extensions, with such extensions subject to certain conditions and lender approvals.  Borrowings are classified as short-term on the balance sheet.  At September 30, 2018, we had no outstanding borrowings under the Credit Facility.

Borrowings under the Credit Facility bear interest at per annum rates equal to, at our option, (i) LIBOR plus a spread ranging from 0.875% to 1.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  At September 30, 2018, the applicable interest rate for any outstanding borrowings would have been LIBOR plus 1.00%.  Amounts borrowed under the Credit Facility, once repaid, can be borrowed again from time to time.

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.075% to 0.225% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the Credit Facility.  At September 30, 2018, a commitment fee (at a rate of 0.100% per annum) was payable on the unfunded commitments under the Credit Facility, based on our current credit ratings.

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

The Credit Facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries.  In addition, the Credit Facility requires that we maintain a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.  For purposes of the ratio, debt is calculated as indebtedness defined in the Credit Facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with GAAP).  Capitalization is calculated as membership interests determined in accordance with GAAP plus indebtedness described above.  At September 30, 2018, we were in compliance with this and all other covenants.

7.    LONG-TERM DEBT

Our senior notes are secured by a first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.  At September 30, 2018 and December 31, 2017, our long-term debt consisted of the following:

	September 30,	December 31,
	2018	2017

Secured:
6.80% Fixed Senior Notes due September 1, 2018	$-	$550
2.15% Fixed Senior Notes due June 1, 2019	250	250
5.75% Fixed Senior Notes due September 30, 2020	126	126
4.10% Fixed Senior Notes due June 1, 2022	400	400
7.00% Fixed Debentures due September 1, 2022	800	800
2.95% Fixed Senior Notes due April 1, 2025	350	350
3.70% Fixed Senior Notes due November 15, 2028	350	-
7.00% Fixed Senior Notes due May 1, 2032	500	500
7.25% Fixed Senior Notes due January 15, 2033	350	350
7.50% Fixed Senior Notes due September 1, 2038	300	300
5.25% Fixed Senior Notes due September 30, 2040	475	475
4.55% Fixed Senior Notes due December 1, 2041	400	400
5.30% Fixed Senior Notes due June 1, 2042	500	500
3.75% Fixed Senior Notes due April 1, 2045	550	550
3.80% Fixed Senior Notes due September 30, 2047	325	325
4.10% Fixed Senior Notes due November 15, 2048	450	-
Secured long-term debt	6,126	5,876
Unsecured:
Term loan credit agreement due no later than March 26, 2019	-	275
Total long-term debt	6,126	6,151
Unamortized discount and debt issuance costs	(40)	(34)
Less amount due currently	(250)	(550)
Long-term debt, less amounts due currently	$5,836	$5,567

Debt-Related Activity in 2018

Debt Repayments

Repayments of long-term debt in the nine months ended September 30, 2018 consisted of $275 million aggregate principal amount of the term loan credit agreement due March 26, 2019 and $550 million aggregate principal amount of our 6.80% senior secured notes due September 1, 2018 (2018 Notes).  The term loan agreement was repaid in full, and the 2018 Notes were defeased on August 10, 2018.

Debt Issuances

In August 2018, we issued $350 million aggregate principal amount of 3.70% senior secured notes due November 15, 2028 (the 2028 Notes) and $450 million aggregate principal amount of 4.10% senior secured notes due November 15, 2048 (the 2048 Notes and, together with the 2028 Notes, the New Notes).  We used the proceeds (net of the initial purchasers’ discount, fees and expenses) of $791 million from the sale of the New Notes for general corporate purposes, including to pay the amount required for defeasance of our 2018 Notes, to repay the $131 million outstanding under our term loan credit agreement, and to repay notes due under our CP Program.  The New Notes are secured by a first priority lien, and are secured equally and ratably with all of our other secured indebtedness.

Interest on the New Notes is payable in cash semiannually in arrears on May 15 and November 15 of each year, and the first interest payment is due November 15, 2018.  Prior to August 15, 2028, in the case of the 2028 Notes, and May 15, 2048, in the case of the 2048 Notes, we may redeem such Notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium.  On and after August 15, 2028, in the case of the 2028 Notes, and May 15, 2048, in the case of the 2048 Notes, we may redeem such New Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of such New Notes, plus accrued and unpaid interest. The New Notes also contain customary events of default, including failure to pay principal or interest when due.

The New Notes were issued in a private placement and were not registered under the Securities Act of 1933.  We have agreed, subject to certain exceptions, to register with the SEC notes having substantially identical terms as the New Notes (except for provisions relating to the transfer restriction and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the New Notes.  We have agreed to use commercially reasonable efforts to cause the exchange offer to be completed within 315 days after the issue date of the New Notes.  If a registration statement for the exchange offer is not declared effective by the SEC within 270 days after the issue date of the New Notes or the exchange offer is not completed within 315 days after the issue date of the New Notes (an exchange default), then the annual interest rate on the 2028 Notes will increase 12.5 basis points per annum and the annual interest rate on the 2048 Notes will increase 15 basis points per annum until the earlier of the expiration of the exchange default or the second anniversary of the issue date of the New Notes.

Deed of Trust

Our secured indebtedness is secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness (excluding borrowings under the CP Program and the Credit Facility) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At September 30, 2018, the amount of available bond credits was $3.588 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $2.136 billion.

Fair Value of Long-Term Debt

At September 30, 2018 and December 31, 2017, the estimated fair value of our long-term debt (including current maturities) totaled $6.731 billion and $7.153 billion, respectively, and the carrying amount totaled $6.086 billion and $6.117 billion, respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

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

9.    MEMBERSHIP INTERESTS

Cash Distributions

Distributions are limited by our required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is 57.5% debt to 42.5% equity effective November 27, 2017.  At September 30, 2018, $219 million was available for distribution to our members, as our regulatory capitalization ratio was 56.3% debt to 43.7% equity.  The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt including capital leases plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  Equity is calculated as membership interests determined in accordance with GAAP, excluding the effects of the acquisition accounting resulting from PUCT Docket No. 34077.

In October 2018, our board of directors declared a cash distribution of $180 million, which was paid to our members on November 6, 2018.  In July 2018, our board of directors declared a cash distribution of $30 million, which was paid to our members on August 1, 2018.

Cash Contributions

In November 2018, our members made capital contributions of $140 million.  In April 2018, our members made capital contributions of $144 million.

Membership Interests

The following table presents the changes to membership interests during the nine months ended September 30, 2018 and 2017:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests

Balance at December 31, 2017	$8,004	$(101)	$7,903
Net income	426	-	426
Distributions	(30)	-	(30)
Capital contributions	144	-	144
Net effects of cash flow hedges (net of tax)	-	2	2
Defined benefit pension plans (net of tax)	-	2	2
Balance at September 30, 2018	$8,544	$(97)	$8,447

Balance at December 31, 2016	$7,822	$(111)	$7,711
Net income	343	-	343
Distributions	(237)	-	(237)
Net effects of cash flow hedges (net of tax)	-	1	1
Defined benefit pension plans (net of tax)	-	2	2
Balance at September 30, 2017	$7,928	$(108)	$7,820

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the nine months ended September 30, 2018 and 2017:

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2017	$(18)	$(83)	$(101)
Defined benefit pension plans (net of tax)	-	2	2
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	2	-	2
Balance at September 30, 2018	$(16)	$(81)	$(97)

Balance at December 31, 2016	$(20)	$(91)	$(111)
Defined benefit pension plans (net of tax)	-	2	2
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	1	-	1
Balance at September 30, 2017	$(19)	$(89)	$(108)

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

See Note 10 to Financial Statements in our 2017 Form 10-K for additional information.

Pension and OPEB Costs

Our net costs related to pension plans and the Oncor OPEB Plans for the three and nine months ended September 30, 2018 and 2017 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Components of net allocated pension costs:
Service cost	$7	$6	$21	$18
Interest cost	29	32	89	98
Expected return on assets	(29)	(28)	(89)	(86)
Amortization of net loss	12	11	36	33
Net pension costs	19	21	57	63
Components of net OPEB costs:
Service cost	2	1	6	5
Interest cost	11	12	33	36
Expected return on assets	(2)	(2)	(6)	(6)
Amortization of prior service cost	(8)	(5)	(21)	(15)
Amortization of net loss	14	8	41	24
Net OPEB costs	17	14	53	44
Total net pension and OPEB costs	36	35	110	107
Less amounts deferred principally as property or a regulatory asset	(17)	(25)	(52)	(76)
Net amounts recognized as expense	$19	$10	$58	$31

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

Pension and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and Oncor OPEB Plans of $62 million and $31 million, respectively, during the nine months ended September 30, 2018.  We expect to make additional cash contributions to the pension plans  and Oncor OPEB Plans of $20 million and $4 million, respectively, during the remainder of 2018.  Our aggregate pension plans and Oncor OPEB Plans funding is expected to total approximately $480 million and $175 million, respectively, in the 2018 to 2022 period based on the latest actuarial projections.

11.   RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions at September 30, 2018.  As a result of the Sempra Acquisition, Sempra became a related party and the Sponsor Group ceased to be a related party as of March 9, 2018. See Note 2 for information regarding the Sempra Acquisition.

•

We are not a member of another entity’s consolidated tax group, but our owners’ federal income tax returns include their portion of our results.  Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission and STH (as successor to EFH Corp.), we are generally obligated to make payments to our owners, pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return.  STH will file a combined Texas Margin tax return which includes our results and our share of Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return.  See discussion in Note 1 to Financial Statements in our 2017 Form 10-K under “Income Taxes.”  Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members.  In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At September 30, 2018			At December 31, 2017
	STH	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes payable (receivable)	$13	$3	$16	$(21)	$(5)	$(26)
Texas margin taxes payable	16	-	16	21	-	21
Net payable (receivable)	$29	$3	$32	$-	$(5)	$(5)

Cash payments made to (received from) members related to income taxes consisted of the following:

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	STH	EFH Corp.	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes	$41	$(19)	$6	$28	$(102)	$(12)	$(114)
Texas margin taxes	21	-	-	21	20	-	20
Total payments (receipts)	$62	$(19)	$6	$49	$(82)	$(12)	$(94)

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

See Note 9 for information regarding distributions to and capital contributions from members.

12.   SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and (Deductions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Professional fees	$-	$(4)	(4)	(12)
Sempra Acquisition related costs	-	-	(16)	-
Recoverable Pension and OPEB - non-service costs (a)	(13)	(8)	(40)	(23)
Non-recoverable pension and OPEB (Note 10)	(1)	(1)	(4)	(4)
Other, including interest income	1	-	1	4
Total other income and (deductions) - net	$(13)	$(13)	$(63)	$(35)

____________

(a)	The prior periods have been adjusted to present non-service costs as a non-operating cost pursuant to ASU 2017-07. See Note 1 for additional information.

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Interest	$90	$89	$268	$263
Amortization of debt issuance costs and discounts	2	1	5	2
Less allowance for funds used during construction – capitalized interest portion	(3)	(3)	(9)	(8)
Total interest expense and related charges	$89	$87	$264	$257

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2018	2017

Gross trade accounts and other receivables	$691	$638
Allowance for uncollectible accounts	(3)	(3)
Trade accounts receivable – net	$688	$635

At September 30, 2018, REP subsidiaries of our two largest counterparties represented approximately 16% and 13% of the trade accounts receivable balance and at December 31, 2017, represented approximately 12% and 10% of the trade accounts receivable balance.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by nonaffiliated REPs are recoverable as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2018	2017

Assets related to employee benefit plans, including employee savings programs	$111	$111
Land and other investments	10	2
Total investments and other property	$121	$113

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2018	2017

Total assets in service	$22,593	$21,717
Less accumulated depreciation and amortization	7,497	7,255
Net of accumulated depreciation and amortization	15,096	14,462
Construction work in progress	671	402
Held for future use	15	15
Property, plant and equipment – net	$15,782	$14,879

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At September 30, 2018			At December 31, 2017
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Identifiable intangible assets subject to amortization:
Land easements	$456	$99	$357	$453	$96	$357
Capitalized software	757	375	382	679	339	340
Total	$1,213	$474	$739	$1,132	$435	$697

Aggregate amortization expense for intangible assets totaled $13 million and $15 million for the three months ended September 30, 2018 and 2017, respectively, and $39 million and $44 million for the nine months ended September 30, 2018 and 2017, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense
2018	$50
2019	47
2020	45
2021	45
2022	45

At both September 30, 2018 and December 31, 2017, goodwill totaling $4.1 billion was reported on our balance sheet.  None of this goodwill is being deducted for tax purposes.

Employee Benefit Obligations and Other

Employee benefit obligations and other reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2018	2017

Retirement plans and other employee benefits	$1,973	$2,035
Investment tax credits	8	10
Other	65	57
Total employee benefit obligations and other	$2,046	$2,102

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2018	2017

Cash payments (receipts) related to:
Interest	$243	$256
Less capitalized interest	(9)	(8)
Interest payments (net of amounts capitalized)	$234	$248
Amount in lieu of income taxes (a):
Federal	$28	$(114)
State	21	20
Total payments (receipts) in lieu of income taxes	$49	$(94)

Noncash construction expenditures (b)	$136	$103

____________

(a)	See Note 11 for income tax related detail.
(b)	Represents end-of-period accruals.

13.   INFRAREIT ACQUISITION

On October 18, 2018, we entered into the InfraREIT Merger Agreement, pursuant to which we will acquire all of the equity interests of InfraREIT and its subsidiary, InfraREIT Partners, subject to the conditions discussed below. The InfraREIT Acquisition will occur through the merger of InfraREIT with and into a newly formed wholly owned subsidiary of Oncor, followed by the merger of another newly formed wholly owned subsidiary of Oncor with and into InfraREIT Partners.  InfraREIT’s stockholders and the limited partners of InfraREIT Partners will receive $21.00 in cash per share of common stock or limited partnership unit, as applicable. Total purchase price based on the number of shares and partnership units of InfraREIT and InfraREIT Partners currently outstanding is approximately $1.275 billion, plus we will bear certain transaction costs incurred by InfraREIT (including a management agreement termination fee of approximately $40.5 million that InfraREIT has agreed to pay Hunt Consolidated, Inc. at closing). The acquisition also includes InfraREIT’s outstanding debt, which totaled an aggregate of approximately $945 million at September 30, 2018.

In connection with entering into the InfraREIT Merger Agreement, we have received a commitment letter from Sempra and certain indirect equity holders of Texas Transmission (collectively, Equity Commitment Parties), pursuant to which, subject to the terms and conditions set forth therein, the Equity Commitment Parties have committed to provide their pro rata share of capital contributions to us in an aggregate principal amount of up to $1.330 billion, to fund the cash consideration payable by us in the InfraREIT Acquisition and the payment of certain related fees and expenses. The funding provided for in the commitment letter is contingent on the satisfaction of customary conditions, including the substantially simultaneous closing of the transactions contemplated by the InfraREIT Merger Agreement, but is not a condition to the closing of the InfraREIT Acquisition.

As a condition to the InfraREIT Acquisition, InfraREIT’s subsidiary, SDTS and SDTS’s tenant, SU, will complete an asset exchange (SDTS-SU Asset Exchange) immediately prior to the closing of the InfraREIT Acquisition, pursuant to which SDTS will exchange its south Texas assets for certain assets owned by SU. As result, upon closing of the InfraREIT Acquisition, we will own all of SDTS and SU’s assets and projects in north, central and west Texas and SU will own its and SDTS’s assets in south Texas.

In addition, as a condition to the closing of the SDTS-SU Asset Exchange, Sempra will acquire an indirect 50 percent limited partnership interest in SU (Sempra-SU Transaction). As a result of the Sempra-SU Transaction, SU will be our affiliate for purposes of PUCT rules. The SDTS-SU Asset Exchange also contemplates that at closing we and SU will each enter into a future development agreement and, subject to receipt of certain PUCT approvals, an operation and maintenance agreement. The future development agreement addresses ownership and funding of potential future SU transmission projects under certain circumstances where at least one endpoint of the project is a legacy SDTS asset. Oncor and SU will each own and fund certain percentages of the project depending on the project type and location of the transmission project’s end points. The operation and maintenance agreement provides that Oncor will provide to SU certain operations and maintenance services with respect to the SU assets in south Texas. Such services will be provided by us to SU at cost without a markup or profit.

Closing of the InfraREIT Acquisition is subject to the satisfaction of customary closing conditions, including, among others, (i) obtaining the approval of InfraREIT stockholders, (ii) the absence of certain make-whole, prepayment, accelerated payment obligations, or events of default with respect to certain notes of InfraREIT subsidiaries and obtaining of consents to certain amendments to the terms of the applicable notes, (iii) the satisfaction of certain regulatory conditions, including the receipt of the approval of the PUCT and the FERC, (v) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (vi) clearance by the Committee on Foreign Investment in the United States.

Oncor, InfraREIT and InfraREIT Partners have agreed to use their respective reasonable best efforts, subject to certain exceptions, to consummate the InfraREIT Acquisition as promptly as practicable. The InfraREIT Merger Agreement provides, among other items, that no later than 45 days after October 18, 2018, the parties will submit to the PUCT a single, integrated Joint Application for Sale, Transfer or Merger and requests for other necessary approvals required to effect the InfraREIT Acquisition. The InfraREIT Merger Agreement also provides for a go-shop period until 11:59 PM Dallas time on November 17, 2018, during which period InfraREIT and certain of its subsidiaries and representatives may solicit alternative acquisition proposals.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2018 and 2017 should be read in conjunction with the condensed financial statements and the notes to those statements herein as well as the consolidated financial statements and the notes to those statements and “Risk Factors” contained in our 2017 Form 10-K.

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

InfraREIT Acquisition  —  On October 18, 2018, Oncor entered into the InfraREIT Merger Agreement, pursuant to which it will acquire all of the equity interests of InfraREIT and its subsidiary InfraREIT Partners. InfraREIT’s stockholders and the limited partners of InfraREIT Partners will receive $21.00 in cash per share of common stock or limited partnership unit, as applicable. Total purchase price based on the number of shares and partnership units of InfraREIT and InfraREIT Partners currently outstanding is approximately $1.275 billion, plus Oncor would bear certain transaction costs incurred by InfraREIT (including a management agreement termination fee of approximately $40.5 million that InfraREIT has agreed to pay Hunt Consolidated, Inc. at closing). The InfraREIT Acquisition also includes InfraREIT’s outstanding debt, which totaled an aggregate of approximately $945 million at September 30, 2018. Closing of the InfraREIT Acquisition is subject to the satisfaction of various closing conditions. See Note 13 to Financial Statements for more information on the InfraREIT Acquisition.

Matters with the PUCT —  See discussion below under “Regulation and Rates – Matters with the PUCT.”

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Change	2018	2017	Change

Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	14,486	13,750	5.4	36,310	32,238	12.6
Other (a)	23,677	21,555	9.8	63,946	57,534	11.1
Total electric energy volumes	38,163	35,305	8.1	100,256	89,772	11.7
Reliability statistics (b)(c):
System Average Interruption Duration Index (SAIDI) (nonstorm)				94.0	89.4	5.1
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.4	1.4	0.0
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				69.5	62.0	12.1
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)				3,607	3,483	3.6

	Three Months Ended September 30,		$	Nine Months Ended September 30,		$
	2018	2017	Change	2018	2017	Change
Operating revenues
Revenues contributing to earnings:
Distribution base revenues (d)	$604	$534	$70	$1,640	$1,396	$244
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	137	154	(17)	403	460	(57)
Billed to REPs serving Oncor distribution customers, through TCRF	77	83	(6)	234	250	(16)
Total transmission base revenues	214	237	(23)	637	710	(73)
AMS surcharge and other miscellaneous revenues (d)	17	52	(35)	48	136	(88)
Total revenues contributing to earnings	835	823	12	2,325	2,242	83

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	237	230	7	719	690	29
EECRF and other regulatory charges	23	15	8	62	35	27
Total revenues collected for pass-through expenses	260	245	15	781	725	56

Total operating revenues	$1,095	$1,068	$27	$3,106	$2,967	$139

________________

(a)	Includes small business, large commercial and industrial and all other non-residential distribution points of delivery.
(b)

SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.  The statistics presented are based on twelve months ended September 30, 2018 and 2017 data.

(c)	Excludes impacts of the Sharyland Asset Exchange.
(d)	The separate reconcilable AMS surcharge ceased on November 27, 2017 and AMS-related expenses and returns became recoverable through distribution base revenues.

Financial Results — Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Total operating revenues increased $27 million, or 3%, to $1.095 billion in 2018.  Revenue is billed under tariffs approved by the PUCT.  As a result of the PUCT’s order in our 2017 rate review (PUCT Docket No. 46957), we began deferring as a regulatory liability the amount collected through the approved tariffs representing the decrease in the corporate federal income tax rate resulting from the TCJA.  The regulatory liability balance at September 30, 2018 is $75 million.

Revenues that contribute to earnings increased $12 million during the three months ended September 30, 2018.    The change reflected the following components:

•

An Increase in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The present distribution base rates became effective on November 27, 2017.  The PUCT allows utilities to file, under certain circumstances, once per year and up to four rate adjustments between comprehensive base rate proceedings to recover distribution investments and certain other related costs on an interim basis (DCRF).  We filed our first DCRF on April 5, 2018 requesting a $19 million increase in annual distribution revenues.  On June 13, 2018, Oncor filed an unopposed stipulation that reduced the annual distribution revenue increase from $19 million to $15 million.  The PUCT approved the stipulation on August 30, 2018 and the distribution tariffs became effective September 1, 2018.    The $70 million increase in distribution base rate revenues primarily reflects:

o

$41 million higher authorized revenues resulting from the 2017 rate review, net of the TCJA federal income tax rate reduction of $23 million, including approximately $25 million that previously would have been collected in the AMS surcharge, as described below,

o	$28 million due to growth in points of delivery including the Sharyland Asset Exchange.

•

A Decrease in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.       The $23 million decrease in TCOS revenues for the three months ended September 30, 2018 compared to the 2017 period reflects a $17 million reduction due to the rate decrease from the 2017 rate review proceeding, including the impact of the Sharyland Asset Exchange and $12 million TCJA federal income tax rate reduction, and reflects a $6 million reduction due to amortization of excess deferred federal income taxes beginning July 1, 2018.  See TCOS Filings Table below for a listing of Transmission Interim Rate Update Applications and anticipated impacts on revenues for the three months ended September 30, 2018 and 2017, as well as filings and the anticipated impact to revenues for the year ended December 31, 2018.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
48559	July 2018	October 2018	$21	$13	$8
48325 (a)	May 2018	July 2018	$(15)	$(10)	$(5)
47988 (b)	January 2018	March 2018	$14	$9	$5
46957	March 2017	November 2017	$(76)	$(54)	$(22)
46825	February 2017	March 2017	$7	$4	$3
46210	July 2016	September 2016	$14	$9	$5

______________

(a)	Per the pending Docket No. 48325 settlement, the final July 1, 2018 TCOS rate reflects an additional $12 million annual revenue reduction, which has been netted in the Docket No. 48559 line above.
(b)	The annual revenue impact of the new rate is net of a $52 million revenue reduction to reflect the TCJA reduction in the corporate federal income tax rate to 21%.

•

A Decrease in AMS Surcharge and other miscellaneous revenues — The PUCT previously authorized monthly per customer advanced meter cost recovery factors (AMS surcharge) designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  Pursuant to the PUCT order in our 2017 rate review, the AMS reconcilable surcharge ceased on November 27, 2017 and AMS related expenses and returns became recoverable through distribution base rates.  Under the AMS surcharge we recognized revenues equal to reconcilable expenses plus a return component on our investment.  A $35 million decrease in AMS surcharge and other miscellaneous revenues is primarily due to a $25 million shift of AMS revenues to distribution base revenues and an $11 million energy efficiency program bonus recorded in the prior period.

Revenues collected for pass-through expenses include the following components. While changes in these tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. These revenues increased $15 million during the three-month period ended September 30 and the change reflected:

•

An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to third-party transmission service providers under their TCOS rates and the retail portion of our own TCOS rate described above.    The increase in our TCRF Third-Party revenue includes $7 million to pass through an increase in third-party wholesale transmission service expense.  At September 30, 2018, $73 million was deferred as over-recovered wholesale transmission service expense (see Note 5 to Financial Statements).  PUCT rules require us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  See TCRF Filings Table below for a listing of TCRF filings and the anticipated impacts to cash flows for the three months ended September 30, 2018 and 2017, as well as filings and the anticipated impacts to cash flows for the year ended December 31, 2018.

TCRF Filings Table

			Billing Impact
			for Period Effective
Docket No.	Filed	Effective	Increase (Decrease)
48408	May 2018	September 2018 - February 2019	$110
47824	December 2017	March 2018 - August 2018	$(52)
46957	March 2017	December 2017 - February 2018	$(28)
47234	June 2017	September 2017 - November 2017	$39
46616	November 2016	March 2017 – August 2017	$(86)

•

An Increase in EECRF and Other Regulatory Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.   The $8 million net increase includes  $5 million recovery of municipal franchise fees related to PUCT Docket No. 46884 and $1 million recovery of rate case expenses, which are offset in taxes other than income taxes and in operation and maintenance expense, respectively.  The recovery of municipal franchise fees arises from the Texas Supreme Court mandate regarding our 2008 rate review,  which is discussed in more detail in Note 3 in our 2017 Form 10-K.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the three months ended September 30, 2018 and 2017, as well as filings that will impact revenues for the year ended December 31, 2018.

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

Wholesale transmission service expense increased $7 million, or 3%, to $237 million in 2018 due to higher fees paid to third-party transmission entities including the impact of increased distribution load due to the Sharyland Asset Exchange.

Operation and maintenance expense increased $38 million, or 22%, to $214 million in 2018.  Operation and maintenance expense increased primarily due to the 2017 rate review order approving an increased level of recovery for employee benefit plans, the self-insurance reserve and rate case expenses of $23 million, higher labor-related costs of $5 million,  higher vegetation management costs of $5 million and higher other costs of $5 million including materials and transportation expenses.

Depreciation and amortization decreased $24 million to $169 million in 2018.  The decrease is primarily due to an estimated $38 million decrease in depreciation of property, plant, and equipment as a result of the 2017 rate review, partially offset by an estimated $14 million increase attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes totaled $51 million (including a $3 million benefit related to nonoperating income) in 2018 compared to $92 million (including a $5 million benefit related to nonoperating income) in 2017.

The U.S. federal statutory income tax rate was lowered by the TCJA to 21% in 2018 from 35% in 2017.  The effective income tax rate of 20.8% and 36.9% for the years 2018 and 2017, respectively, on pretax income differs from these rates primarily due to the effect of the Texas margin tax which, in 2018,  is offset by the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA.

As a result of the PUCT’s order in our 2017 rate review, we agreed to defer as a regulatory liability the amount collected through approved tariffs representing the decrease in statutory tax rates until those tariffs were adjusted. The “Federal income taxes − over-collected due to TCJA rate change” regulatory liability has a balance of $75 million at September 30, 2018.

Taxes other than income taxes increased $8 million, or 7%, to $128 million in 2018.  The change is primarily due to an $8 million increase in local franchise taxes. The increase in local franchise fees includes $5 million for recovery of certain local franchise fees resulting from the Texas Supreme Court mandate regarding our 2008 rate review, which is discussed in more detail in Note 3 in our 2017 Form 10-K.

Other income and (deductions) - net was unchanged in 2018 compared to 2017.  The current period activity included a $5 million increase in recoverable employee benefit plan non-service costs, offset by a $4 million decrease in professional fees and a $1 million increase in interest income.  See Note 12 to Financial Statements for more information.

Interest expense and related charges was $89 million and $87 million for 2018 and 2017, respectively.  The current period includes a $3 million increase due to higher average borrowings and $1 million higher debt issuance cost amortization, partially offset by a $2 million decrease attributable to lower average interest rates.

Net income was $37 million higher than the prior period driven by the impacts of the 2017 rate review and growth in points of delivery, partially offset by higher operation and maintenance expense.

Financial Results — Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Total operating revenues increased $139 million, or  5%, to $3.106 billion in 2018.

Revenues that contribute to earnings increased $83 million during the nine months ended September 30. The change reflected the following components:

•	An Increase in Distribution Base Revenues —The $244 million increase in distribution base rate revenues reflects:
o	$67 million due to higher consumption, primarily driven by weather,
o	$73 million due to growth in points of delivery including the Sharyland Asset Exchange and,
o

$104 million higher authorized revenues resulting from the 2017 rate review, net of the TCJA federal income tax rate reduction of $59 million, including approximately $79 million that previously would have been collected in the AMS surcharge as described below.

•

A Decrease in Transmission Base Revenues  — The $73 million decrease in TCOS revenues for the nine months ended September 30, 2018 compared to the 2017 period reflects a $67 million reduction due to the rate decrease from the 2017 rate review proceeding, including the impact of the Sharyland Asset Exchange and $35 million TCJA federal income tax rate reduction, and reflects a reduction of $6 million due to amortization of excess deferred federal income taxes beginning July 1, 2018.  See TCOS Filings Table above for a listing of Transmission Interim Rate Update Applications and anticipated impacts on revenues for the nine months ended September 30, 2018 and 2017.

•

A Decrease in AMS Surcharge and other miscellaneous revenues —The $88 million decrease in AMS surcharge and other miscellaneous revenues is primarily due to a $79 million shift of AMS revenues to distribution base rates and an $11 million energy efficiency program bonus recorded in the prior period.

Revenues collected for pass-through expenses include the following components.  These revenues increased $56 million during the nine-month period ended September 30 and the change reflected:

•

An Increase in TCRF — The increase in our TCRF Third-Party revenue includes $29 million to pass through an increase in third-party wholesale transmission service expense.  See TCRF Filings Table above for a listing of TCRF filings and the anticipated impacts to cash flows for the nine months ended September 30, 2018 and 2017.

•

An Increase in EECRF and Other Regulatory Surcharges — The $27 million net increase primarily consists of $20 million recovery of municipal franchise fees related to PUCT Docket No. 46884 and $4 million recovery of rate case expenses, which are offset in taxes other than income taxes and in operation and maintenance expense, respectively.  See EECRF Filings Table above for a listing of EECRF filings impacting revenues for the nine months ended September 30, 2018 and 2017.

Wholesale transmission service expense increased $29 million, or 4%, to $719 million in 2018 due to higher fees paid to third-party transmission entities including the impact of increased distribution load due to the Sharyland Asset Exchange.

Operation and maintenance expense increased $107 million, or 20%, to $636 million in 2018.  Operation and maintenance expense increased primarily due to the 2017 rate review order approving an increased level of recovery for employee benefit plans, the self-insurance reserve and rate case expenses of $68 million, higher labor-related costs of $16 million, higher contractor costs of $5 million, higher vegetation management cost of $4 million and higher other costs of $14 million including materials, transportation, energy efficiency program costs and injury and damage claims.

Depreciation and amortization decreased $78 million to $503 million in 2018.  The decrease is primarily due to an estimated $115 million decrease in depreciation of property, plant, and equipment primarily as a result of the 2017 rate review, partially offset by an estimated $37 million increase attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes totaled $121 million (including a $13 million benefit related to nonoperating income) in 2018 compared to $192 million (including a $17 million benefit related to nonoperating income) in 2017.

The U.S. federal statutory income tax rate was lowered by the TCJA to 21% in 2018 from 35% in 2017.  The effective income tax rate of 22.1% and 35.9% for the years 2018 and 2017, respectively, on pretax income differs from these rates primarily due to the effect of the Texas margin tax which, in 2017, was mostly offset by the release of taxes and interest on uncertain tax positions and by non-taxable gains on employee benefit plans  and,  in 2018, was partially offset by the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA and also by non-taxable gains on employee benefit plans.

Taxes other than income taxes increased $34 million, or 10%, to $374 million in 2018.  The change is primarily due to a $27 million increase in local franchise taxes and an $7 million increase in property taxes.  The increase in local franchise fees includes $20 million for recovery of certain local franchise fees resulting from the Texas Supreme Court mandate regarding our 2008 rate review, which is discussed in more detail in Note 3 in our 2017 Form 10-K.

Other income and (deductions) - net was unfavorable by $28 million in 2018 compared to 2017.  The variances are primarily due to an increase of $17 million in recoverable employee benefit plan non-service costs and $16 million of costs associated with the Sempra Acquisition, partially offset by an $8 million decrease in professional fees.  See Note 12 to Financial Statements for more information.

Interest expense and related charges increased $7 million to $264 million in 2018.  The current period includes a $12 million increase due to higher average borrowings and $3 million higher debt issuance cost amortization, partially offset by an  $8 million decrease attributable to lower average interest rates.

Net income was $83 million higher than the prior period driven by the impacts of the 2017 rate review,  growth in points of delivery and weather, partially offset by higher operation and maintenance expense and costs associated with the Sempra Acquisition, which are not recoverable.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Cash provided by operating activities totaled $1.081  billion and $1.050 billion in 2018 and 2017, respectively. The $31 million increase is primarily the result of a $253 million increase in transmission and distribution receipts (including $75 million over-collected due to the TCJA rate change) and a $53 million decrease in employee benefit plan funding, partially offset by $143 million difference in tax payments in the current period compared to net tax refunds from members under the tax sharing agreement in the prior period, increased materials and supply purchases of $62 million, increased payments to third party transmission providers of $23 million,  a $19 million increase in local franchise and property taxes payments, $15 million in payments related to Sempra acquisition costs and  an $8 million increase in mutual assistance costs.  The large prior year tax refund is primarily related to estimated tax payments made in a prior period before the enactment of bonus depreciation on a retroactive basis.

Cash provided by financing activities totaled $229 million and $163 million for 2018 and 2017, respectively.  The $66 million increase includes a decrease in distributions to our members of $207 million, an increase in debt issuances of $200 million, a capital contribution of $144 million and an increase in short-term borrowing of $21 million, partially offset by debt repayments of $501 million.  The capital contributions and decreases in distributions reflect measures to achieve our debt-to-equity ratio established by the PUCT in our 2017 rate review.  See Note 9 to Financial Statements for additional information regarding distributions to our members.

Cash used in investing activities, which consist primarily of capital expenditures, totaled $1.330 billion and $1.224 billion in 2018 and 2017, respectively.  Both the 2018 and 2017 activity primarily reflects capital expenditures for transmission and distribution facilities to serve new customers and infrastructure capital maintenance spending.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $86 million and $37 million more than the amounts reported in the statements of consolidated income in the nine months ended September 30, 2018 and 2017, respectively.  The differences result from certain regulatory asset amortization reported in operation and maintenance expense and taxes other than income taxes.

Long-Term Debt Activity

In August 2018, we issued the 2028 Notes and the 2048 Notes.  Repayments of long-term debt in the nine months ending September 30, 2018 consisted of $275 million aggregate principal amount of the term loan credit agreement due March 2019 and $550 million aggregate principal amount of the 2018 Notes.  The term loan credit agreement was repaid in full, and the 2018 Notes were defeased in August 2018.  See Note 7 to Financial Statements for additional information regarding the repayments and senior secure notes issuances.

Available Liquidity/Commercial Paper Program/Credit Facility

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, has been our ability to borrow under our revolving credit facility, which also supports our CP Program.  Because the commercial paper program is supported by the Credit Facility, commercial paper outstanding is a reduction to the available borrowing capacity.  Cash and cash equivalents totaled $1 million and $21 million at September 30, 2018 and December 31, 2017, respectively.  Considering commercial paper and letters of credit outstanding, available liquidity (cash and available Credit Facility capacity) at September 30, 2018 totaled $893 million, reflecting a decrease of $169 million from December 31, 2017 primarily due to capital spending.

Commercial Paper Program — As we discuss in Note 6 to Financial Statements, on March 26, 2018 we established the CP Program, under which we may issue unsecured commercial paper notes (Notes) on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion.  A national bank acts as the issuing and paying agent under the CP Program pursuant to the terms of an issuing and paying agent agreement.  Under the CP Program, we issue Notes from time to time, and the proceeds of the Notes are used for short-term financing of our business operations.  At September 30, 2018, we had $1.099 billion of Notes outstanding under the CP Program.

The CP Program obtains liquidity support from our Credit Facility discussed below.  If at any time funds are not available on favorable terms under the CP Program, we may utilize the Credit Facility for funding.    See Note 6 to Financial Statements for additional information regarding the CP Program.

Credit Facility —  At September 30, 2018, we had a $2.0 billion unsecured revolving credit facility that we entered into on November 17, 2017 (Credit Facility) with a five-year term expiring in November 2022.  We have the option of requesting up to two one-year extensions and an option to request an increase in our borrowing capacity of $400 million, in increments of not less than $100 million, provided certain conditions are met, including lender approvals.  At September 30, 2018, we had no outstanding borrowings under the Credit Facility.

Because the CP Program is supported by the Credit Facility, commercial paper outstanding reduces the available borrowing capacity.  Considering the commercial paper outstanding and the limitations described below, available borrowing capacity under the Credit Facility totaled $892 million and $1.041 billion at September 30, 2018 and December 31, 2017, respectively.

The Credit Facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At September 30, 2018, we were in compliance with the covenant.  See “Credit Rating Provisions, Covenants and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.

Under the terms of the Credit Facility, the commitments of the lenders to make loans to us are several and not joint.  Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.  See Note 6 to Financial Statements for additional information regarding the Credit Facility.

Regulatory Capital Structure — We have committed to the PUCT to maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is 57.5% debt to 42.5% equity as of September 30, 2018.  Our current regulatory assumed debt-to-equity ratio went into effect on November 27, 2017 as part of the PUCT order issued in the 2017 rate review we filed in PUCT Docket No. 46957.  The PUCT order required us to record a regulatory liability from November 27, 2017 until the new authorized regulatory capital structure was met to reflect our actual capitalization prior to achieving the authorized capital structure. Our authorized regulatory capital structure was met in May 2018, and therefore we ceased accruing amounts to the capital structure refund regulatory liability as of May 2018.  The regulatory liability of $6 million was approved in PUCT Docket No. 48522 and returned to customers in September 2018 through the capital structure refund mechanism approved in the PUCT order issued in the 2017 rate review. Our regulatory capitalization ratio was 56.3% debt to 43.7% equity at September 30, 2018. See Note 9 to Financial Statements for discussion of the regulatory capitalization ratio.  Our ability to incur additional long-term debt will be limited by our regulatory capital structure, and we are able to issue future long-term debt only to the extent that we will be in compliance therewith.

Liquidity Needs, Including Capital Expenditures — Our board of directors, which annually approves capital expenditure estimates for the following year, has approved capital expenditures totaling $1.8 billion in 2018 and $2.0 billion in 2019.    Management currently expects to recommend to our board of directors capital expenditures of $2.1 billion to $2.2 billion in each of the years 2020 through 2023, based on the long-term plan presented to our board of directors. These capital expenditures are expected to be used for investment in transmission and distribution infrastructure.

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

We continuously evaluate opportunities to make selective strategic acquisitions involving regulated assets. Additional equity or debt capital may be required to complete any acquisition, including the InfraREIT Acquisition.  In addition, any acquisition may be structured in such a manner that would result in the assumption of secured or unsecured debt and other liabilities. The InfraREIT Acquisition includes InfraREIT’s outstanding debt, which totaled an aggregate of approximately $945 million at September 30, 2018.  Such debt includes revolving credit and term loans which can be refinanced or prepaid without penalty (except for customary LIBOR breakage costs) and secured notes (with an average weighted interest rate of 4.537% at September 30, 2018 and maturity dates in 2020, 2025, 2026, 2029 and 2030), which can also be refinanced or prepaid except that in certain circumstances the terms of such secured notes would require customary make-whole payments in connection with such prepayments or refinancings unless waived. The InfraREIT Acquisition requires PUCT and other regulatory approvals.  For more information on the InfraREIT Acquisition, see Note 13 to Financial Statements.

See “REGULATION AND RATES – Matters with the PUCT – Application to Decrease Rates Based on the TCJA of 2017 (PUCT Docket No. 48325)” below for a discussion of potential impacts to cash flows from this proceeding.

Distributions — In October 2018, our board of directors declared a cash distribution of $180 million, which was paid to our members on November 6, 2018.  In July 2018, our board of directors declared a cash distribution of $30 million, which was paid to our members on August 1, 2018.  See Note 9 to Financial Statements for a discussion of distribution restrictions.

Contributions — In November 2018, our members made capital contributions of $140 million.  In April 2018, our members made capital contributions of $144 million.

Pension and OPEB Plan Funding — Our funding for the pension plans and Oncor OPEB Plans in the calendar year 2018 is expected to total $82 million and $35 million, respectively.  In the nine months ended September 30, 2018, we made cash contributions to the pension plans and the Oncor OPEB Plans of $62 million and $31 million, respectively.

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

Presented below are the credit ratings assigned for our debt securities at November 7, 2018.  In March 2018, as a result of the completion of the Sempra Acquisition, the rating agencies took ratings actions on Oncor resulting in upgraded ratings and changed outlooks.  S&P upgraded our rating to A+ from A and changed our outlook to stable from positive.  Moody’s upgraded our rating to A2 from A3 and changed our outlook to stable from positive.  Fitch upgraded our rating to A from BBB+ and changed our outlook to stable from rating watch positive.  Also in March 2018 regarding our CP Program ratings, Fitch upgraded our rating to F2 from F3, S&P assigned an A-1 short-term rating and Moody’s assigned a Prime-2 short-term rating.  See Note 2 to Financial Statements for information regarding the Sempra Acquisition.

	Senior Secured	Commercial Paper
S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

As described in Note 6 to Financial Statements, we established the CP Program in March 2018.  The CP Program obtains liquidity support from our Credit Facility.  As described in Note 7 to Financial Statements, our long-term debt is currently secured pursuant to the Deed of Trust by a first priority lien on certain of our transmission and distribution assets and is considered senior secured debt.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — The Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the Credit Facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus a spread ranging from 0.875% to 1.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Based on the ratings assigned to our senior secured debt securities at November 7, 2018, our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.00%.  A decline in credit ratings would increase the cost of borrowings under the Credit Facility and likely increase the cost of any debt issuances and additional credit facilities.  The CP Program requires prompt notice to the dealer of any notice of intended or potential downgrade of our credit ratings.

Material Financial Covenants — Our Credit Facility contains a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the Credit Facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with GAAP).  Capitalization is calculated as membership interests determined in accordance with GAAP plus indebtedness described above.  At September 30, 2018, we were in compliance with this covenant and all other covenants under the Credit Facility.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under the Credit Facility, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged within 60 days may cause the maturity of outstanding balances (zero dollars in short-term borrowings and $9 million in letters of credit at November 7) under that facility to be accelerated.

Under the Deed of Trust, an event of default under our indentures would permit the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Guarantees — At September 30, 2018, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2018, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 8 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Matters with the PUCT

DCRF (PUCT Docket No. 48231)  — On April 5, 2018, Oncor filed with the PUCT, as well as cities with original jurisdiction over Oncor’s rates, an application for approval of a distribution cost recovery factor (DCRF).  The DCRF will allow Oncor to recover, primarily through its tariff for retail delivery service, certain costs related to its 2017 distribution investments.  The DCRF application we filed requested a $19 million increase in annual distribution revenues. On June 13, 2018, Oncor filed an unopposed stipulation that reduced the annual distribution revenue increase from $19 million to $15 million.  The PUCT approved the stipulation August 30, 2018 and the distribution tariffs became effective September 1, 2018.

Application to Decrease Rates Based on the TCJA of 2017 (PUCT Docket No. 48325) — In September 2018, we reached an unopposed stipulation regarding an overall settlement of the TCJA impacts.  The settlement includes, on an annual basis, $144 million related to the reduction of income tax expense currently in rates and $75 million related to amortization of excess deferred federal income taxes.  In addition, we agreed to refund the tax rate differential amounts collected and deferred since January 1, 2018 of approximately $75 million in the aggregate as a bill credit in December 2018.  The settlement rates have been implemented on an interim basis as we await final PUCT approval.  The pass-through of the impacts of the TCJA to ratepayers is not expected to impact net income. Amortization of excess deferred taxes will result in lower cash inflows as a result of reduced rates to end-use customers. For more information see Note 3 to Financial Statements.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions.  Such actions or changes could significantly alter our financial position, results of operations or cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  All of our long-term debt at September 30, 2018 and December 31, 2017 carried fixed interest rates.

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

Our exposure to credit risk associated with trade accounts receivable totaled $691 million at September 30, 2018.  The receivable balance is before the allowance for uncollectible accounts, which totaled $3 million at September 30, 2018.  The exposure includes trade accounts receivable from REPs totaling $557 million, which are almost entirely noninvestment grade.  At September 30, 2018, REP subsidiaries of our two largest counterparties represented approximately 16% and 13% of the trade receivable balance, respectively.  No other parties represented 10% or more of the total trade accounts receivable balance.  We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

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

-	allowed rate of return;
-	permitted capital structure;
-	industry, market and rate structure;
-	recovery of investments;
-	acquisition and disposal of assets and facilities;
-	operation and construction of facilities;
-	changes in tax laws and policies, including the impact of the TCJA; and
-	changes in and compliance with environmental, reliability and safety laws and policies;
•	legal and administrative proceedings and settlements, including the exercise of equitable powers by courts;
•	weather conditions and other natural phenomena;
•	acts of sabotage, wars or terrorist or cyber security threats or activities;
•	economic conditions, including the impact of a recessionary environment;
•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;
•	changes in business strategy, development plans or vendor relationships;
•	unanticipated changes in interest rates or rates of inflation;
•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;
•	inability of various counterparties to meet their financial obligations to us, including failure of counterparties to perform under agreements;
•	general industry trends;
•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;
•	changes in technology used by and services offered by us;
•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;
•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB, and future funding requirements related thereto;
•	significant changes in critical accounting policies material to us;
•

commercial bank and financial market conditions, access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in the capital markets and the potential impact of disruptions in U.S. credit markets;

•	circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;
•	financial restrictions under our revolving credit facility and indentures governing our debt instruments;
•	our ability to generate sufficient cash flow to make interest payments on our debt instruments;
•	actions by credit rating agencies; and
•	our ability to effectively execute our operational strategy.

In addition, such forward-looking statements include, but are not limited to, statements about the timing of the anticipated transaction contemplated by the InfraREIT Acquisition, and any of the applicable parties’ post-acquisition plans and intentions, and other statements that are not historical facts. The following important factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements:

•	the satisfaction of conditions to closing the definitive agreement for the InfraREIT Acquisition;
•

obtaining required governmental, regulatory and lender approvals that may delay the InfraREIT Acquisition or result in the imposition of conditions that could cause the parties to abandon the transaction or be onerous to us;

•	the expected timing to consummate the proposed InfraREIT Acquisition;
•	the risk that the businesses will not be integrated successfully;
•	the risk that any potential cost savings and any other potential synergies from the InfraREIT Acquisition may not be fully realized or may take longer to realize than expected; and
•	the diversion of management time and attention to issues related to the InfraREIT Acquisition.

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

ITEM 1A.   RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control.  In addition to the other information set forth in this report, including “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in “Part I, Item 1A.  Risk Factors” in our 2017 Form 10-K and the risk factors set forth below, which could materially affect our business, financial condition or future results.  The risks described in such reports are not the only risks we face.

The InfraREIT Acquisition is subject to various closing conditions, including the receipt of governmental, regulatory and lender approvals that may delay the transaction or result in the imposition of conditions that could cause the parties to abandon the transaction or be onerous to Oncor. Even if the InfraREIT Acquisition is consummated, we may not be able to integrate the business of InfraREIT successfully with our own or realize the anticipated benefits of the acquisition.

On October 18, 2018, we entered into a definitive agreement to acquire InfraREIT and its subsidiary, InfraREIT Partners. Consummation of the acquisition is subject to customary conditions to closing, including the receipt of required governmental, regulatory and lender approvals that may delay the transaction or result in the imposition of conditions that could cause the parties to abandon the transaction or be onerous to Oncor. If any condition to the closing of the acquisition is not satisfied or waived, the acquisition will not be completed. We and InfraREIT may also terminate the InfraREIT Merger Agreement under certain circumstances. Any or all of the preceding could jeopardize our ability to consummate the acquisition on the already negotiated terms. To the extent the InfraREIT Acquisition is not completed for any reason, we would have devoted substantial resources and management attention to the transaction without realizing the accompanying benefits expected by our management.

The InfraREIT Acquisition involves the combination of two companies that currently operate as independent companies. If the InfraREIT Acquisition is consummated, we would expect to be required to devote significant management attention and resources to integrating our business practices with those of InfraREIT. We may encounter difficulties in the integration process that could have an adverse impact on Oncor, and any potential cost savings and any other potential synergies from the transaction may not be fully realized or may take longer to realize than expected.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed*	As
	With File Number	Exhibit

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-100240 Form 8-K (filed August 14, 2018)	4.1		Officer’s Certificate, dated August 10, 2018, establishing the terms of Oncor’s 3.70% Senior Secured Notes due 2028 and 4.10% Senior Secured Notes due 2048.
4(b)	333-100240 Form 8-K (filed August 14, 2018)	4.2		Registration Rights Agreement, dated August 10, 2018, among Oncor and the representatives of the initial purchasers of the Notes.

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31(a)			—	Certification of E. Allen Nye, Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.

32(a)			—	Certification of E. Allen Nye, Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99	—	Condensed Statement of Consolidated Income – Twelve Months Ended September 30, 2018.

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:  November 7, 2018