Form 10-K
period 2018-12-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2019-02-26
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-K

[Ö]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes        No  √

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   √     No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  √

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of Oncor Electric Delivery Company LLC common membership interests held by non-affiliates: N/A

As of February 26, 2019, 80.25% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Sempra Energy and 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC.  None of the membership interests are publicly traded.

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
Debtors

EFH Corp. and the majority of its direct and indirect subsidiaries that were debtors in the EFH Bankruptcy Proceedings, but excluding the Oncor Ring-Fenced Entities.  Prior to the Vistra Spin-Off, also included the TCEH Debtors.

Deed of Trust

Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, made by Oncor to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, formerly The Bank of New York), as collateral agent, as amended

EECRF	energy efficiency cost recovery factor
EFCH

Refers to Energy Future Competitive Holdings Company LLC, a former direct, wholly-owned subsidiary of EFH Corp. that was dissolved in connection with the Vistra Spin-Off and was, prior to the Vistra Spin-Off, the parent of TCEH, and/or its subsidiaries, depending on context.

EFH Bankruptcy Proceedings

Refers to voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code filed in U.S. Bankruptcy Court for the District of Delaware on April 29, 2014 by EFH Corp. and the substantial majority of its direct and indirect subsidiaries.  The Oncor Ring-Fenced Entities were not parties to the EFH Bankruptcy Proceedings.

EFH Corp.

Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context.  Renamed Sempra Texas Holdings Corp. upon emergence from the EFH Bankruptcy Proceedings and closing of the Sempra Acquisition. Its major subsidiaries include Oncor and, prior to the closing of the Vistra Spin-Off, TCEH.

EFH Debtors	EFH Corp. and its subsidiaries that were Debtors in the EFH Bankruptcy Proceedings, excluding the TCEH Debtors
EFIH

Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings. Renamed Sempra Texas Intermediate Holding Company LLC upon emergence from the EFH Bankruptcy Proceedings and closing of the Sempra Acquisition.

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
Investment LLC

Refers to Oncor Management Investment LLC, a limited liability company and former minority membership interest owner (approximately 0.22%) of Oncor, whose managing member is Oncor and whose Class B equity interests were owned by certain current or former members of the management team and independent directors of Oncor.

IRS	U.S. Internal Revenue Service
kV	kilovolts
kWh	kilowatt-hours
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
Limited Liability Company Agreement	The Third Amended and Restated Limited Liability Company Agreement of Oncor, dated as of March 9, 2018, by and among Oncor Holdings, Texas Transmission and Investment LLC, as amended
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

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of STIH and the direct majority owner (80.25% equity interest) of Oncor and its subsidiaries.
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
Sempra Acquisition

Refers to the transactions contemplated by the plan of reorganization confirmed in the EFH Bankruptcy Proceedings and that certain Agreement and Plan of Merger, dated as of August 21, 2017, by and between EFH Corp., EFIH, Sempra and one of Sempra’s wholly-owned subsidiaries, pursuant to which Sempra acquired the 80.03% of Oncor’s membership interests owned indirectly by EFH Corp. and EFIH. The transactions closed March 9, 2018.

Sempra Order	Refers to the final order issued by the PUCT in PUCT Docket No. 47675.
Sharyland Agreement	Refers to that certain Agreement and Plan of Merger, dated as of July 21, 2017, by and among the Sharyland Entities, Oncor, and Oncor AssetCo LLC, a wholly- owned subsidiary of Oncor.
Sharyland Asset Exchange

Refers to the asset swap consummated on November 9, 2017 pursuant to the Sharyland Agreement and PUCT Docket No. 47469, pursuant to which Oncor received substantially all of the distribution assets of the Sharyland Entities and certain of their transmission assets in exchange for certain of Oncor’s transmission assets and cash.

Sharyland Entities	Refers to SDTS, SU, SU AssetCo, L.L.C., a wholly-owned subsidiary of SU, and SDTS AssetCo, L.L.C., a wholly-owned subsidiary of SDTS, each of which was a party to the Sharyland Agreement.
Sponsor Group

Refers collectively to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Global, LLC and GS Capital Partners, an affiliate of Goldman, Sachs & Co., that, prior to the Sempra Acquisition, held an ownership interest in Texas Holdings.

STH	Refers to Sempra Texas Holdings Corp., a Texas corporation (formerly EFH Corp. prior to the closing of the Sempra Acquisition), a subsidiary of Sempra and the direct parent of STIH
STIH

Refers to Sempra Texas Intermediate Holding Company LLC., a Delaware limited liability company (formerly EFIH prior to the closing of the Sempra Acquisition, and the sole member of Oncor Holdings following the Sempra Acquisition)

SU	Refers to Sharyland Utilities, L.P., a Texas limited partnership
Supplemental Retirement Plan	Refers to the Oncor Supplemental Retirement Plan.

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
Texas Holdings

Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owned substantially all of the common stock of EFH Corp prior to the closing of the Sempra Acquisition.

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

Texas Transmission

Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor.  Texas Transmission is an entity indirectly owned by a private investment group led by OMERS Administration Corporation (acting through its infrastructure investment entity, OMERS Infrastructure Management Inc.) and Cheyne Walk Pte. Ltd.  Texas Transmission is not affiliated with Sempra, EFH Corp., any of their subsidiaries or any member of the Sponsor Group.

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

PART I

Items 1. and 2.  BUSINESS AND PROPERTIES

References in this report to “we,” “our,” “us” and “the company” are to Oncor and or/its subsidiaries as apparent in the context.  See “Glossary” on page 3 for definition of terms and abbreviations.

Overview of Oncor

We are a regulated electricity transmission and distribution company that provides the essential service of delivering electricity safely, reliably and economically to end-use consumers through our electrical systems, as well as providing transmission grid connections to merchant generation facilities and interconnections to other transmission grids in Texas.  We are a direct, majority-owned subsidiary of Oncor Holdings, which is indirectly wholly owned by Sempra.  Oncor Holdings owns 80.25% of our outstanding membership interests and Texas Transmission owns 19.75% of our outstanding membership interests.  We are a limited liability company organized under the laws of the State of Delaware, formed in 2007 as the successor entity to Oncor Electric Delivery Company, a corporation formed under the laws of the State of Texas in 2001.

We operate the largest transmission and distribution system in Texas, delivering electricity to more than 3.6 million homes and businesses and operating more than 137,000 miles of transmission and distribution lines.  We provide:

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

Our transmission and distribution assets are located principally in the north-central, eastern and western parts of Texas.  This territory has an estimated population in excess of ten million and comprises over 110 counties and more than 400 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen.  Most of our power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law.  At December 31, 2018, we had approximately 4,015 full-time employees, including approximately 740 employees under collective bargaining agreements.

Various “ring-fencing” measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities, Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), and any other entities with a direct or indirect ownership interest in Oncor or Oncor Holdings.  These measures serve to mitigate the Oncor Ring-Fenced Entities’ credit exposure to Sempra and its affiliates and any other direct or indirect owners of Oncor and Oncor Holdings, and to reduce the risk that the assets and liabilities of Oncor Ring-Fenced Entities would be substantively consolidated with the assets and liabilities of any Sempra entity or any other direct or indirect owners of Oncor and Oncor Holdings in connection with a bankruptcy of any such entities. Such measures include, among other things: the 19.75% equity interest held by Texas Transmission; maintenance of separate books and records for the Oncor Ring-Fenced Entities; and our board of directors being comprised of a majority of directors who meet certain independent/disinterested director standards.  As a result, none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or obligations of any Sempra entity or any other direct or indirect owner of Oncor or Oncor Holdings.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of any Sempra entities and any other direct or indirect owner of Oncor or Oncor Holdings.  We do not bear any liability for debt or contractual obligations of Sempra and its affiliates or any other direct or indirect owner of Oncor or Oncor Holdings, and vice versa.  Accordingly, our operations are conducted, and our cash flows are managed, independently from Sempra and its affiliates and any other direct or indirect owner of Oncor or Oncor Holdings. For more information on the ring-fencing measures, see “EFH Bankruptcy Proceedings and Sempra Acquisition” below.

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

In 2018, ERCOT’s hourly demand peaked at 73,473 MW as compared to the peak hourly demand of 68,368 MW in 2017.  The ERCOT market has limited interconnections to other markets in the U.S. and Mexico, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity (or approximately 2% of peak demand).  In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

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

Pending InfraREIT Acquisition

On October 18, 2018, we entered into the InfraREIT Merger Agreement, pursuant to which we plan to acquire all of the equity interests of InfraREIT and its subsidiary, InfraREIT Partners, subject to the conditions discussed below. The InfraREIT Acquisition will occur through the merger of InfraREIT with and into a newly formed wholly-owned subsidiary of Oncor, followed by the merger of another newly formed wholly-owned subsidiary of Oncor with and into InfraREIT Partners. InfraREIT’s stockholders and the limited partners of InfraREIT Partners will receive $21.00 in cash per share of common stock or limited partnership unit, as applicable. Total purchase price based on the number of shares and partnership units of InfraREIT and InfraREIT Partners currently outstanding is approximately $1.275 billion, plus we will bear certain transaction costs incurred by InfraREIT (including a management agreement termination fee of approximately $40.5 million that InfraREIT has agreed to pay Hunt Consolidated, Inc. at closing). The acquisition also includes InfraREIT’s outstanding debt, which totaled approximately $945 million at September 30, 2018.

In connection with entering into the InfraREIT Merger Agreement, we have received a commitment letter from Sempra and certain indirect equity holders of Texas Transmission (collectively, Equity Commitment Parties), pursuant to which, subject to the terms and conditions set forth therein, the Equity Commitment Parties have committed to provide their pro rata share of capital contributions to us in an aggregate principal amount of up to $1.330 billion, to fund the cash consideration payable by us in the InfraREIT Acquisition and the payment of related fees and expenses. The funding provided for in the commitment letter is contingent on the satisfaction of customary conditions, including the substantially simultaneous closing of the transactions contemplated by the InfraREIT Merger Agreement, but is not a condition to the closing of the InfraREIT Acquisition.

As a condition to the InfraREIT Acquisition, InfraREIT’s subsidiary, SDTS, and SDTS’s tenant, SU, will complete an asset exchange (SDTS-SU Asset Exchange) immediately prior to the closing of the InfraREIT Acquisition, pursuant to which SDTS will exchange certain of its south Texas assets for certain north Texas assets owned by SU. As a result, upon closing of the InfraREIT Acquisition, we will own all of SDTS’s and SU’s assets and projects in north, central and west Texas and SU will own its and SDTS’s assets in south Texas.

In addition, as a condition to the closing of the SDTS-SU Asset Exchange, Sempra will acquire an indirect 50 percent limited partnership interest in SU (Sempra-SU Transaction). As a result of the Sempra-SU Transaction, SU will be our affiliate for purposes of PUCT rules. The SDTS-SU Asset Exchange also contemplates that at closing we and SU will enter into a future development agreement and, subject to receipt of certain PUCT approvals, an operation and maintenance agreement. The future development agreement addresses ownership and funding of potential future SU transmission projects, under certain circumstances, where at least one endpoint of the project is a legacy SDTS asset. Oncor and SU will each own and fund certain percentages of the project depending on the project type and location of the transmission project’s endpoints. The operation and maintenance agreement provides that we will provide to SU certain operations and maintenance services with respect to the SU assets in south Texas. Such services will be provided by us to SU at cost without a markup or profit.

Oncor, InfraREIT and InfraREIT Partners have agreed to use their respective reasonable best efforts, subject to certain exceptions, to consummate the InfraREIT Acquisition as promptly as practicable.  Closing of the InfraREIT Acquisition is subject to the satisfaction of customary closing conditions, including the satisfaction of certain regulatory conditions, including the receipt of the approval of the PUCT and the FERC, and clearance by the Committee on Foreign Investment in the United States. The parties filed a single, integrated Joint Application for Sale, Transfer or Merger with the PUCT on November 30, 2018 in PUCT Docket No. 48929.  The parties also filed a single, integrated Joint Application under Section 203 of the Federal Power Act on November 30, 2018, in Docket No. EC19-31. On February 7, 2019, InfraREIT announced that its stockholders voted to adopt the InfraREIT Merger Agreement at a special meeting of its stockholders.

EFH Bankruptcy Proceedings and Sempra Acquisition

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

Prior to consummation of the Sempra Acquisition, EFH Corp. entered into various merger agreements, which failed to close, with other parties in connection with the EFH Bankruptcy Proceedings and the potential transfer of its indirect ownership interest in Oncor. In August 2017, EFH Corp. and EFIH entered into an Agreement and Plan of Merger (Sempra Merger Agreement) with Sempra and one of its wholly-owned subsidiaries (collectively, the Sempra Parties) that contemplated the Sempra Parties acquiring the ownership interests in Oncor that were indirectly held by EFH Corp.  The Sempra Acquisition closed on March 9, 2018. As a result of the Sempra Acquisition, EFH Corp. merged with an indirect subsidiary of Sempra, with EFH Corp. (renamed STH) continuing as the surviving company and an indirect, wholly-owned subsidiary of Sempra.  The Sempra Merger Agreement did not impose any conditions on the EFH Debtors regarding Texas Transmission’s minority interest in Oncor. Accordingly, the Sempra Merger Agreement provided for the acquisition by Sempra of the 80.03% of Oncor’s membership interests owned indirectly by EFH Corp. and EFIH.  In accordance with the Sempra Merger Agreement, Sempra paid cash consideration of approximately $9.45 billion to acquire the indirect 80.03%

outstanding membership interest in Oncor and other EFH Corp. assets and liabilities unrelated to Oncor.  In addition, in a separate transaction, Oncor Holdings acquired 0.22% of the outstanding membership interests in Oncor from Investment LLC.  After the Sempra Acquisition, Texas Transmission continues to own 19.75% of Oncor’s outstanding membership interests.  The Sempra Merger Agreement was consummated on March 9, 2018 after obtaining the approval of the bankruptcy court in the EFH Bankruptcy Proceedings, the Federal Communications Commission and the PUCT.

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

Pursuant to the OMI Agreement, concurrent with the closing of the Sempra Acquisition, Investment LLC transferred to Oncor Holdings all of the OMI Interests in exchange for $26 million in cash, which represents approximately $18.60 for each OMI Interest.

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

The parties to the Sempra Settlement Stipulation agreed that Sempra’s acquisition of EFH Corp. was in the public interest and would bring substantial benefits.  The Sempra Settlement Stipulation requested that the PUCT approve the Sempra Acquisition.  The joint application filed with the PUCT, the Sempra Settlement Stipulation and the Sempra Order outline certain ring-fencing measures, governance mechanisms and restrictions that apply after the Sempra Acquisition. As a result of these ring-fencing measures, Sempra does not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor, including the deployment or disposition of Oncor’s assets, declarations of dividends, strategic planning and other important corporate issues and actions. These limitations include limited representation on the board of directors of Oncor.

Pursuant to the Sempra Order, following the consummation of the Sempra Acquisition, the board of directors of Oncor is required to consist of thirteen members and be constituted as follows:

•

seven members, which we refer to as disinterested directors, who (i) shall be independent directors in all material respects under the rules of the New York Stock Exchange in relation to Sempra or its subsidiaries and affiliated entities and any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, and (ii) shall have no material relationship with Sempra or its subsidiaries or affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, currently or within the previous ten years;

•	two members shall be designated by Sempra (through Oncor Holdings);
•	two members shall be appointed by Texas Transmission; and
•

two members shall be current or former officers of Oncor (the Oncor Officer Directors), initially Robert S. Shapard and E. Allen Nye, Jr., who are the Chairman of the Board and Chief Executive, respectively.

In order for a current or former officer of Oncor to be eligible to serve as an Oncor Officer Director, the officer cannot have worked for Sempra or any of its affiliates (excluding Oncor Holdings and Oncor) or any other entity with a direct or indirect ownership interest in Oncor or Oncor Holdings in the ten-year period prior to the officer being employed by Oncor.  Oncor Holdings, at the direction of STIH, has the right to nominate and/or seek the removal of the Oncor Officer Directors, subject to approval by a majority of the Oncor board of directors.  STIH is a wholly-owned indirect subsidiary of, and controlled by, Sempra following the Sempra Acquisition.

In addition, the Sempra Order provides that Oncor’s board cannot be overruled by the board of Sempra or any of its subsidiaries on dividend policy, the issuance of dividends or other distributions (except for contractual tax payments), debt issuance, capital expenditures, operation and maintenance expenditures, management and service fees, and appointment or removal of board members, provided that certain actions may also require the additional approval of the Oncor Holdings board of directors. The Sempra Order also provides that any changes to the size, composition, structure or rights of the board must first be approved by the PUCT. In addition, if Sempra acquires Texas Transmission’s interest in Oncor, the two board positions on Oncor’s board of directors that Texas Transmission is entitled to appoint will be eliminated and the size of Oncor’s board of directors will be reduced by two.

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

•

Sempra was required to make, within 60 days after the Sempra Acquisition, its proportionate share of the aggregate equity investment in Oncor in an amount necessary for Oncor to achieve a capital structure consisting of 57.5% long-term debt to 42.5% equity, as calculated for regulatory purposes, and pursuant to that requirement, Sempra contributed $117 million in cash commensurate with its ownership interest to Oncor on April 23, 2018, as discussed in further detail in Note 9;

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

Oncor’s Operations

Performance Indicators —  We achieved or exceeded market performance protocols in 11 out of 14 PUCT market metrics in 2018.  These metrics measure the success of transmission and distribution companies in facilitating customer transactions in the competitive Texas electricity market.

Investing in Infrastructure and Technology— In 2018, we invested approximately $1.8 billion in our network to upgrade the transmission system and associated facilities, to extend the distribution infrastructure and to pursue certain initiatives in infrastructure maintenance and information technology.

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

Transmission revenues are provided under tariffs approved by either the PUCT or, to a small degree related to limited  interconnections to other markets, the FERC.  Network transmission revenues compensate us for delivery of electricity over transmission facilities operating at 60 kV and above.  Other services we offer through our transmission business include system impact studies, facilities studies, transformation service and maintenance of transformer equipment, substations and transmission lines owned by other parties.

PURA allows us to update our transmission rates periodically through a TCOS filing to reflect changes in invested capital.  This “capital tracker” provision encourages investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

At December 31, 2018, our transmission facilities included:

•	16,123 miles of transmission lines:
o	5,921 circuit miles of 345kV transmission lines,
o	10,202 circuit miles of 138kV and 69kV transmission lines,
•	75 generation facilities totaling 36,918 MW were directly connected to our transmission system, and
•	306 transmission stations and 740 distribution substations were served from our transmission system.

At December 31, 2018, our transmission facilities had the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Brazos Electric Power Cooperative, Inc.	8	114	29
Rayburn Country Electric Cooperative, Inc.	-	41	6
Lower Colorado River Authority	9	27	3
Texas New Mexico Power	4	12	13
Tex-La Electric Cooperative of Texas, Inc.	-	13	1
American Electric Power Company, Inc. (a)	4	8	10
Texas Municipal Power Agency	7	6	-
Lone Star Transmission	12	-	-
Centerpoint Energy Inc.	8	-	-
Sharyland Utilities, L.P.	14	13	-
Other small systems operating wholly within Texas	8	12	3

_______________

(a)	One of the 345-kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Our electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality and system reliability.  These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within our certificated service area.  Our distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 3,562 distribution feeders.

Our distribution system included:

•	121,068 miles of distribution lines:
o	90,292 miles of overhead lines, and
o	30,776 miles of underground lines,
•	3.621 million points of delivery at December 31, 2018,
•	71,000 approximate number of points of delivery added in 2018,
•

2.12% average growth (1.79% excluding the Sharyland Asset Exchange discussed below) per year over the past five years in the number of distribution system points of delivery we serve, excluding lighting sites.

Distribution revenues from residential and small business users are based on actual monthly consumption (kWh), and, depending on size and annual load factor, revenues from large commercial and industrial users are based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

The PUCT allows utilities to file DCRF applications, under certain circumstances, once per year and up to four rate adjustments between comprehensive base rate proceedings to recover distribution-related investments on an interim basis.

Customers — Our transmission customers consist of municipalities, electric cooperatives and other distribution companies.  Our distribution customers consist of approximately 90 REPs and certain electric cooperatives in our certificated service area.  Revenues from REP subsidiaries of Vistra and NRG Energy, Inc. represented 23% and 19% of our total operating revenues in 2018, respectively.  No other customer represented more than 10% of our total operating revenues.  The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.

Competition — Oncor operates in certificated areas designated by the PUCT. The majority of Oncor’s service territory is single certificated, with Oncor as the only certificated transmission and distribution provider. However, in multi-certificated areas of Texas, Oncor competes with certain utilities and rural electric cooperatives for the right to serve end-use customers.

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

Securitization Bonds —  Our 2016 and prior consolidated financial statements and selected financial data include our former wholly-owned, bankruptcy-remote financing subsidiary, Bondco.  This financing subsidiary was organized for the limited purpose of issuing certain transition bonds in 2003 and 2004.  Bondco issued $1.3 billion principal amount of transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.  The 2003 Series transition bonds matured and were paid in full in 2015 and the 2004 Series transition bonds matured and were paid in full in May 2016.  Final true-up proceedings and refunds of over-collected transition charges for the transition bonds were conducted by Oncor and the PUCT during 2016 and had no material net income impact.  Bondco was dissolved effective December 29, 2016.

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

Our capital expenditures for environmental matters totaled $17 million in 2018 and are expected to total approximately $17 million in 2019.

2017 Rate Review —  We filed a rate review in PUCT Docket No. 46957 in March 2017, and the PUCT issued an order in that docket in October 2017 that took effect on November 27, 2017.  For a discussion of the impact of the PUCT order on our 2018 results of operations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Results ─ Year Ended December 31, 2018 Compared to Year Ended December 31, 2017.”  Incorporating the new corporate federal income tax rate in our approved rate settlement agreement reduced our annual revenues and our tax expense by approximately $125 million. Other significant findings include a change in our authorized return on equity to 9.8% and a change in our authorized regulatory capital structure to 57.5% debt to 42.5% equity. Our previous authorized return on equity was 10.25% with an authorized regulatory capital structure of 60% debt to 40% equity.  See Note 3 to Financial Statements for more information on the PUCT order.

Sharyland Asset Exchange —  In July 2017, we entered into the Sharyland Agreement with the Sharyland Entities. Pursuant to that agreement, on November 9, 2017, we exchanged approximately $383 million of our transmission assets, consisting of 517 circuit miles of 345 kV transmission lines, and approximately $25 million in cash for approximately $408 million of the Sharyland Entities’ distribution assets (constituting substantially all of their electricity distribution business) and certain of their transmission assets.  The transaction expanded our customer base in west Texas and provides some potential growth opportunities of the distribution network.  The transaction for assets between Oncor and the Sharyland Entities was structured to qualify, in part, as a simultaneous tax deferred like kind exchange of assets to the extent that the assets exchanged are of “like kind” (within the meaning of Section 1031 of the Code). The Sharyland Asset Exchange did not have a material effect on our results of operations, financial position or cash flows.  See further discussion of the transaction in Note 14 to Financial Statements.

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

Our business is subject to changes in state and federal laws (including PURA, the Federal Power Act, the Public Utility Regulatory Policies Act of 1978 and the Energy Policy Act of 2005), changing governmental policy, and regulatory actions by the PUCT, and other governmental authorities (including the NERC, the Texas RE, the TCEQ, the FERC and the EPA), and the rules, guidelines and protocols of ERCOT with respect to matters including, but not limited to, market structure and design, construction and operation of transmission and distribution facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments, return on invested capital and environmental matters.  Changes in, revisions to, or reinterpretations of existing laws and regulations and other regulatory actions may have an adverse effect on our business and/or results of operations and we could be exposed to increased costs to comply with the more stringent requirements or new interpretations and to potential liability for customer refunds, penalties or other amounts.

In addition, if it is determined that we did not comply with applicable statutes, regulations, rules, tariffs or orders and we are ordered to pay a material amount in customer refunds, penalties or other amounts, our financial condition, results of operations and cash flows would be materially adversely affected. For example, under the Energy Policy Act of 2005, the FERC can impose penalties (up to $1 million per day per violation) for failure to comply with mandatory electric reliability standards, including standards to protect the power system against potential disruptions from cyber and physical security breaches. In addition, the PUCT may impose penalties on us if it finds that we violated any law, regulation, PUCT order or other rule or requirement.  The PUCT has the authority to impose penalties of up to $25,000 per day per violation.

The Texas Legislature meets every two years and did not meet in 2018.  The Texas Legislature convened its regular legislative session in January 2019, which is scheduled to conclude on May 27, 2019. In addition, at any time, the governor of Texas may convene a special session of the Legislature.  During any regular or special session, bills may be introduced that if adopted could materially and adversely affect our business and our business prospects.

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

Attacks on our infrastructure or other events that disrupt or breach our cyber/data or physical security measures, as well as attacks on our third party vendors, could have an adverse impact on our reputation, disrupt business operations and expose us to significant liabilities including penalties for failure to comply with federal, state or local statutes and regulations, which could have a material effect on our results of operations, liquidity and financial condition.

A breach of cyber/data security measures that impairs our information technology infrastructure or other loss of key technology platforms could disrupt normal business operations and affect our ability to control our transmission and distribution assets, access customer information and limit communication with third parties.  In the ordinary course of business we collect and retain sensitive information, including customer information and personal information about employees. We face various cyber and data risks, including malware, computer viruses, unauthorized access attempts, cyber or phishing attacks. While we have controls in place designed to protect our information technology infrastructure and are not aware of any significant breaches to date, any loss of confidential or proprietary data through a breach, including a breach involving one of our third-party vendors, could adversely affect our reputation, expose us to material legal and regulatory claims and fines, require compliance with notification and monitoring regulations, impair our ability to execute on business strategies and/or materially affect our results of operations, liquidity and financial condition.

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

We rely on third parties for various services. If these third parties experience cyber attacks, the services they provide us could be disrupted. This disruption could interfere with our ability to perform our obligations to others, which could negatively affect our financial condition and reputation. In addition, the theft, damage, or improper disclosure of sensitive data held by these third parties may subject us to further harm.

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

Because our operations are capital intensive, we expect to rely over the long term on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or our revolving credit facility.  Considering our construction plans to service our growing customer base and ERCOT needs, it is likely we will incur additional debt.  In addition, we may incur additional debt in connection with other investments in infrastructure or technology, such as smart grid systems.  Our ability to access the capital or credit markets may be severely restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions.  In addition, the cost of debt financing may be materially and adversely impacted by these market conditions.  Even if we are able to obtain debt financing, we may be unable to recover in rates some or all of the costs of such debt financing if they exceed our PUCT-approved cost of debt determined in our most recent rate review or subsequent rate reviews.  Accordingly, there can be no assurance that the capital and credit markets will continue to be a reliable or acceptable source of short-term or long-term financing for us.  Additionally, disruptions in the capital and credit markets could have a broader impact on the economy in general in ways that could lead to reduced electricity usage, which could have a negative impact on our revenues, or have an impact on our customers, counterparties and/or lenders, causing them to fail to meet their obligations to us.

Adverse actions with respect to our credit ratings could negatively affect our ability to access capital.

Our access to capital markets and our cost of debt could be directly affected by our credit ratings.  Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease.  Our credit ratings are currently higher than those of Sempra, our majority equity investor.  If credit rating agencies were to change their views of our independence from Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), our credit ratings would likely decline.  Despite our ring-fencing measures, rating agencies have in the past taken, and could in the future take, an adverse action with respect to our credit ratings in response to activities involving financing and liability management activities by our majority equity investor. In the event any such adverse action takes place and causes our borrowing costs to increase, we may not be able to recover such increased costs if they exceed our PUCT-approved cost of debt determined in our most recent rate review or subsequent rate reviews.

Most of our large suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with us. If our credit ratings decline, the costs to operate our business could increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with us.

We are subject to mandatory service quality and reliability standards.  Efforts to comply with those standards could subject us to higher operating costs and/or increased capital expenditures, and non-compliance with applicable standards could subject us to penalties that could have a material effect on our business.

The PUCT has jurisdiction with respect to ensuring the service quality and reliability of the delivery of electricity to retail customers by electric utilities and has established reliability standards that apply to each utility. The FERC has jurisdiction with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by utilities within ERCOT.  The FERC has designated the NERC to establish and enforce reliability standards, under FERC oversight, for all owners, operators and users of the bulk power system.  The FERC has approved the delegation by NERC of compliance and enforcement authority for reliability in the ERCOT region to the Texas RE.

To maintain compliance with the mandatory reliability standards, we may be subjected to higher operating costs and/or increased capital expenditures.  While we expect to recover costs and expenditures from customers through regulated rates, there can be no assurance that the PUCT will approve full recovery of such costs or the timing of any such recovery.  In addition, if we were found to be in noncompliance with applicable reliability standards, we could be subject to sanctions, including monetary penalties.  Penalties imposed by the PUCT and NERC would not be recoverable from customers through regulated rates.

The PUCT is authorized to impose a penalty of up to $25,000 per violation per day if a utility fails to meet reliability standards.  Oncor must report to the PUCT concerning its performance with respect to the applicable reliability standards on an annual basis.  We cannot predict the outcome of any such reports or related potential enforcement actions.

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

Our revenues from the distribution of electricity are collected from approximately 90 REPs and certain electric cooperatives in our certificated service area, that sell the electricity we distribute to consumers.  Revenues from REP subsidiaries of Vistra represented 23% and 22% of our total operating revenues for the years ended December 31, 2018 and 2017, respectively.  Revenues from REP subsidiaries of NRG Energy, Inc., represented 19% and 18% of our total operating revenues for each of the years ended December 31, 2018 and 2017, respectively.  Adverse economic conditions, structural problems in the market served by ERCOT or the financial difficulties of one or more other REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments.  We depend on these REPs to timely remit these revenues to us.  We could experience delays or defaults in payment from these REPs, which could adversely affect our cash flows, financial condition and results of operations.

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
•

a deterioration of the credit of Sempra or its affiliates or a reduction in the credit ratings of Sempra or its affiliates that is perceived to potentially have an adverse impact on us despite the ring-fencing of the Oncor Ring-Fenced Entities from Sempra and its affiliates;

•	a material breakdown in our risk management procedures, and
•	changes that restrict our ability to access our revolving credit facility.

Our primary source of liquidity, aside from operating cash flows, has been our ability to borrow under our revolving credit facility, which also supports our commercial paper program.  Because the commercial paper program is supported by our revolving credit facility, commercial paper outstanding is a reduction to the available borrowing capacity.  The revolving credit facility contains a debt-to-capital ratio covenant that effectively limits our ability to incur indebtedness in the future.  At December 31, 2018, we were in compliance with this covenant.  See Note 6 to Financial Statements for further information regarding this covenant and our unsecured revolving credit facility, as well as our commercial paper program.

In 2007, we committed to the PUCT that we would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Until November 27, 2017, that debt-to-equity ratio was 60% debt to 40% equity. In connection with the PUCT Order issued in PUCT Docket No. 46957, that debt-to-equity ratio changed to 57.5% debt to 42.5% equity effective November 27, 2017. The PUCT order required us to record a regulatory liability until the new authorized regulatory capital structure was met to reflect our actual capitalization prior to achieving the authorized capital structure.  Our authorized regulatory capital structure was met in May 2018, and therefore we ceased accruing amounts to the capital structure refund regulatory liability at that time. The regulatory liability of $6 million was subsequently returned to customers in September 2018 through the capital structure refund mechanism approved in the PUCT rate review docket.  At December 31, 2018, our regulatory capitalization ratio was 57.3% debt to 42.7% equity.  Our ability to incur additional long-term debt will be limited by our regulatory capital structure and we are able to issue future long-term debt only to the extent that we will be in compliance therewith.

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

See Note 10 to Financial Statements, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies – Defined Benefit Pension Plans and OPEB Plans” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity and Capital Resources – Pension and OPEB Plans Funding” for further information regarding pension and OPEB funding.

Our ring-fencing measures may not work as planned and a bankruptcy court may nevertheless subject Oncor to the claims of its affiliates’ creditors.

As discussed above, various “ring-fencing” measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities, Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), and any other direct or indirect owners of Oncor or Oncor Holdings.  These enhancements are intended to minimize the risk that a court would order any of the Oncor Ring-Fenced Entities’ assets and liabilities to be substantively consolidated with those of Sempra or any of its affiliates or any other direct or indirect owners of Oncor or Oncor Holdings or their affiliates in connection with a bankruptcy of any such entities.  Substantive consolidation is an equitable remedy in bankruptcy that results in the pooling of the assets and liabilities of the debtor and one or more of its affiliates solely for purposes of the bankruptcy case, including for purposes of distributions to creditors and voting on and treatment under a reorganization plan.  Bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict. To the extent a bankruptcy court were to determine that substantive consolidation is appropriate under the facts and circumstances, then the assets and liabilities of any Oncor Ring-Fenced Entity that is subject to the substantive consolidation order would be available to help satisfy the debt or contractual obligations of the affiliated entity that is a debtor in bankruptcy and subject to the same substantive consolidation order.  If any Oncor Ring-Fenced Entity were included in such a substantive consolidation order, the secured creditors of Oncor would retain their liens and priority with respect to Oncor’s assets.

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

We rely on suppliers and service providers to provide us with certain specialized materials and services, including materials and services for power line maintenance, repair and construction, our AMS, information technology and customer operations.  The financial condition of our suppliers and service providers may be adversely affected by general economic conditions, such as credit risk and turbulent macroeconomic events.  Because many of the tasks of these suppliers and service providers require specialized electric industry knowledge and equipment, if any of these parties fail to perform, go out of business or otherwise become unable to perform, we may not be able to transition to substitute suppliers or service providers in a timely manner. This could delay our construction and improvement projects, increase our costs and disrupt our operations, which could negatively impact our business and reputation. In addition, we could be subject to fines or penalties in the event a delay resulted in a violation of a PUCT or other regulatory order.

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

The InfraREIT Acquisition is subject to various closing conditions, including the receipt of governmental and regulatory approvals that may delay the transaction or result in the imposition of conditions that could cause the parties to abandon the transaction or be onerous to Oncor. Even if the InfraREIT Acquisition is consummated, we may not be able to integrate the business of InfraREIT successfully with our own or realize the anticipated benefits of the acquisition.

On October 18, 2018, we entered into a definitive agreement to acquire InfraREIT and its subsidiary, InfraREIT Partners. Consummation of the acquisition is subject to customary conditions to closing, including the receipt of required governmental and regulatory approvals that may delay the transaction or result in the imposition of conditions that could cause the parties to abandon the transaction or be onerous to Oncor. If any condition to the closing of the acquisition is not satisfied or waived, the acquisition will not be completed. We and InfraREIT may also terminate the InfraREIT Merger Agreement under certain circumstances. Any or all of the preceding could jeopardize our ability to consummate the acquisition on the already negotiated terms. To the extent the InfraREIT Acquisition is not completed for any reason, we would have devoted substantial resources and management attention to the transaction without realizing the accompanying benefits expected by our management.

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

Not applicable

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED EQUITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2018, 80.25% of our outstanding membership interests was held by Oncor Holdings which is indirectly wholly owned by Sempra and 19.75% was held by Texas Transmission.  None of the membership interests are publicly traded, and none were issued by Oncor in 2018. Sempra acquired indirect ownership of Oncor Holdings on March 9, 2018 as a result of the Sempra Acquisition. Also on March 9, 2018, Oncor Holdings acquired from Investment LLC the 0.22% of Oncor’s outstanding equity interests then held by Investment LLC. See Note 2 to Financial Statements for more information on these transactions.

See Note 9 to Financial Statements for a description of cash distributions and contributions between us and members.

Item 6.SELECTED FINANCIAL DATA

	At December 31,
	2018	2017	2016	2015	2014
	(millions of dollars, except ratios)

Total assets (a)	$22,752	$22,120	$20,811	$19,287	$19,029
Property, plant & equipment ─ net	16,090	14,879	13,829	13,024	12,463
Goodwill	4,064	4,064	4,064	4,064	4,064
Capitalization:
Long-term debt, less amounts due currently (a)	$5,835	$5,567	$5,515	$5,646	$4,964
Membership interests	8,460	7,903	7,711	7,508	7,518
Total	$14,295	$13,470	$13,226	$13,154	$12,482
Capitalization ratios (b):
Long-term debt, less amounts due currently (a)	40.8%	41.3%	41.7%	42.9%	39.8%
Membership interests (a)	59.2%	58.7%	58.3%	57.1%	60.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

_______________

(a)	Certain of the financial information at December 31, 2014 has been restated to reflect the application of Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.
(b)

For purposes of reporting to the PUCT, the regulatory capitalization ratio at December 31, 2018 was 57.3% debt to 42.7% equity.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ― Financial Condition ― Available Liquidity/Credit Facility” and Note 9 to Financial Statements for additional information regarding regulatory capitalization ratios.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(millions of dollars, except ratios)

Operating revenues	$4,101	$3,958	$3,920	$3,878	$3,822
Net income	$545	$419	$431	$432	$450
Capital expenditures	$1,767	$1,631	$1,352	$1,154	$1,107
Embedded interest cost on long-term debt ─ end of period (a)	5.1%	5.5%	5.6%	5.8%	6.2%

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

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2018, 2017 and 2016 should be read in conjunction with Selected Financial Data and our audited consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of U.S. dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.  We are a majority-owned subsidiary of Oncor Holdings, which is indirectly wholly owned by Sempra.  Oncor Holdings owns 80.25% of our outstanding membership interests and Texas Transmission owns 19.75% of our outstanding membership interests.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

Various “ring-fencing” measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities, Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), and any other entities with a direct or indirect ownership interest in Oncor or Oncor Holdings.  These measures serve to mitigate the Oncor Ring-Fenced Entities’ credit exposure to Sempra and its affiliates and any other direct or indirect owners of Oncor and Oncor Holdings, and to reduce the risk that the assets and liabilities of Oncor Ring-Fenced Entities would be substantively consolidated with the assets and liabilities of any Sempra entity or any other direct or indirect owners of Oncor and Oncor Holdings in connection with a bankruptcy of any such entities. Such measures include, among other things: the 19.75% equity interest held by Texas Transmission; maintenance of separate books and records for the Oncor Ring-Fenced Entities; and our board of directors being comprised of a majority of directors who meet certain independent/disinterested director standards.  As a result, none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or obligations of any Sempra entity or any other direct or indirect owner of Oncor or Oncor Holdings.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of any Sempra entities and any other direct or indirect owner of Oncor or Oncor Holdings.  We do not bear any liability for debt or contractual obligations of Sempra and its affiliates or any other direct or indirect owner of Oncor or Oncor Holdings, and vice versa.  Accordingly, our operations are conducted, and our cash flows are managed, independently from Sempra and its affiliates and any other direct or indirect owner of Oncor or Oncor Holdings. For more information on the ring-fencing measures, see “Items 1 and 2. Business and Properties – EFH Bankruptcy Proceedings and Sempra Acquisition.”

Significant Activities and Events

EFH Bankruptcy Proceedings and Sempra Acquisition — In April 2014, EFH Corp. and the substantial majority of its direct and indirect subsidiaries at the time, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. The Oncor Ring-Fenced Entities were not parties to the EFH Bankruptcy Proceedings. In connection with the plans of reorganization in the EFH Bankruptcy Proceedings, on March 9, 2018, the Sempra Acquisition was completed. See Note 2 to Financial Statements for further information.

Pending InfraREIT Acquisition — On October 18, 2018, we entered into the InfraREIT Merger Agreement, pursuant to which we plan to acquire all of the equity interests of InfraREIT and its subsidiary, InfraREIT Partners, subject to certain conditions. The InfraREIT Acquisition will occur through the merger of InfraREIT with and into a newly formed wholly-owned subsidiary of Oncor, followed by the merger of another newly formed wholly-owned subsidiary of Oncor with and into InfraREIT Partners.  InfraREIT’s stockholders and the limited partners of InfraREIT Partners will receive $21.00 in cash per share of common stock or limited partnership unit, as applicable. Total purchase price based on the number of shares and partnership units of InfraREIT and InfraREIT Partners currently outstanding is approximately $1.275 billion, plus we will bear certain transaction costs incurred by InfraREIT (including a management agreement termination fee of approximately $40.5 million that InfraREIT has agreed to pay Hunt Consolidated, Inc. at closing). The acquisition also includes InfraREIT’s outstanding debt, which totaled approximately $945 million at September 30, 2018.  See Note 14 to Financial Statements for more information.

Debt-Related Activity — In August 2018, we issued $800 million aggregate principal amount of senior secured notes.  In November 2018, we issued $318 million aggregate principal amount of 5.75% Senior Secured Notes due 2029 in exchange for a like principal amount of our outstanding 7% Debentures due 2022.  Repayments of long-term debt during 2018 consisted of $275 million aggregate principal amount of the previous term loan credit agreement and $550 million aggregate principal amount of senior secured notes.  In December 2018, we executed a $350 million term loan credit agreement that matures on December 9, 2019, and may be extended at our option for an additional six months.  See Note 7 to Financial Statements for additional information regarding long-term debt.

In March 2018, we established the commercial paper program (CP Program), under which we may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion.  See Note 6 to Financial Statements for additional information regarding the CP Program.

Tax Cuts and Jobs Act (TCJA)  – On December 22, 2017, the TCJA was signed into law.  Substantially all of the provisions of the TCJA are effective for our taxable years beginning January 1, 2018.  The TCJA includes significant changes to the Code, including amendments that significantly change the taxation of business entities, and includes specific provisions related to regulated public utilities such as Oncor.  The most significant TCJA change that impacts us is the reduction in the corporate federal income tax rate from 35% to 21%.  The specific provisions related to regulated public utilities in the TCJA applicable to us include the continued deductibility of interest expense, the elimination of bonus depreciation on certain property acquired after September 27, 2017 and certain rate normalization requirements for accelerated depreciation benefits.  Changes in the Code from the TCJA had a material impact on our financial statements in 2017.  See Notes 3 and 5 to Financial Statements for information regarding impacts of the TCJA.

Matters with the PUCT — See discussion of significant PUCT matters, including our 2017 rate review and the Sharyland Asset Exchange, below under “Regulation and Rates.”

KEY RISKS AND CHALLENGES

Following is a discussion of key risks and challenges facing management and the initiatives currently underway to manage such challenges.  For additional information concerning risk factors related to our business, see “Item 1A. Risk Factors” in this report.

Rates and Cost Recovery

Our rates are regulated by the PUCT and certain cities and are subject to regulatory rate-setting processes and annual earnings oversight.  This regulatory treatment does not provide any assurance as to achievement of earnings levels.  Our rates are regulated based on an analysis of our costs and capital structure, as reviewed and approved in a regulatory proceeding.  Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital.  However, there is no assurance that the PUCT will judge all of our costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that our rates are based upon, that the regulatory process in which rates are determined will always result in rates that produce full recovery of our costs or that our authorized return on equity will not be reduced.  See “Regulation and Rates” below for further information, including a discussion of our 2017 rate review.

Capital Availability and Cost

Our access to capital markets and cost of debt could be directly affected by our credit ratings. Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. Our credit ratings are currently higher than those of Sempra. If credit rating agencies were to change their views of our independence from Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), our credit ratings could decline. We believe this risk is substantially mitigated by the ring-fencing measures as described in Notes 1 and 2 to Financial Statements. See “Risk Factors—Adverse actions with respect to our credit ratings could negatively affect our ability to access capital”, and “In the future, we could have liquidity needs that could be difficult to satisfy under some circumstances, especially in uncertain financial market conditions.”

Technology Risks

Technology risks include the risk of interrupted and/or degraded business operations due to the loss of key technology platforms.  Risks to our key technology platforms include nonperformance by equipment and service providers, failure of the technology to meet performance expectations and inadequate cost recovery allowances by regulatory authorities.  We continue to implement measures to mitigate these risks, including business continuity and disaster recovery plans, but there can be no assurance that these measures will achieve the operational and financial objectives.

Cyber Security and Infrastructure Protection Risk

A breach of our cyber/data or physical security measures that impairs our information technology infrastructure or transmission and distribution infrastructure could disrupt normal business operations, affect our ability to control our transmission and distribution system, expose us to material regulatory claims and limit communication with third parties.  Any loss of confidential or proprietary data through a cyber/data breach, including a breach involving one of our third-party vendors, could also materially affect our reputation, expose the company to legal claims and fines or impair our ability to execute on business strategies.  If third parties in our supply chain experience cyber attacks, the services they provide us could be disrupted. This disruption could interfere with our ability to perform our obligations to others, which could negatively affect our financial condition and reputation. In addition, the theft, damage, or improper disclosure of sensitive data held by these third parties may subject us to further harm.  We participate in industry groups and with regulators to remain current on emerging threats and mitigating techniques.  While we have not experienced any security breach with a significant operational, reputational or financial impact, we recognize the growing threat within our industry and are proactively taking steps to continuously improve our technology, security measures, processes and services to detect, mitigate and protect our assets, both physical and cyber.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are discussed in Note 1 to Financial Statements.  We prepare our financial statements in accordance with GAAP governing rate-regulated operations.  Application of these accounting policies in the preparation of our consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered.  The following is a summary of certain critical accounting policies that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Accounting for the Effects of Income Taxes

Our tax sharing agreement with Oncor Holdings, Texas Transmission and STH (as successor to EFH Corp) provides for the calculation of amounts related to income taxes for each of Oncor Holdings and Oncor substantially as if these entities were taxed as corporations and requires payments to the members determined on that basis (without duplication for any income taxes paid by a subsidiary of Oncor Holdings).

We are a partnership for U.S. federal income tax purposes and remain a partnership for U.S. federal income tax purposes after the closing of the Sempra Acquisition. Accordingly, while partnerships are not subject to income taxes, in consideration of the presentation of our financial statements as an entity subject to cost-based regulatory rate-setting processes with such costs historically including income taxes and the tax sharing agreement, the financial statements present amounts determined under the tax sharing agreement as “provision in lieu of income taxes” and “liability in lieu of deferred income taxes”.  Such amounts are determined in accordance with the provisions of the accounting guidance for income taxes and accounting standards that provide interpretive guidance for accounting for uncertain tax positions and thus differences between the book and tax bases of assets and liabilities are accounted for as if we were a stand-alone corporation. In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Recording such provision in lieu of income tax amounts involves significant management estimates and judgments, including judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of assets related to income taxes, management considers estimates of the amount and character of future taxable income. Actual amounts related to income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, our forecasted financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities. Our and STH’s income tax returns are regularly subject to examination by applicable tax authorities. In management’s opinion, any liability recorded pursuant to income tax accounting guidance related to uncertain tax positions reflects future amounts that may be owed as a result of any examination.

Amounts payable to and receivable from members related to income taxes on our balance sheet reflect our tax provision net of quarterly estimated tax payments required by the tax sharing agreement that are trued up the following year when the annual tax return is filed.

See Notes 1 and 5 to Financial Statements for additional information.

Regulatory Assets and Liabilities

We are subject to rate regulation and our financial statements reflect regulatory assets and liabilities in accordance with GAAP related to the effect of certain types of regulation.  Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process based on PURA and/or the PUCT’s orders, precedents or substantive rules.  Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital subject to PUCT review for reasonableness and prudence and possible disallowance.  Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates.  See Note 3 to Financial Statements for more information regarding regulatory assets and liabilities.

Impairment of Long-Lived Assets and Goodwill

We evaluate long-lived assets (including intangible assets with finite lives) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

We also evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate that an impairment may exist.  The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows. Beginning in 2018, we elected to change our annual goodwill assessment date from December 1 to October 1 to correspond with the assessment date of our new majority owner.  We do not believe this change in the assessment date is a material change.

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

In October 2018, December 2017 and 2016, we concluded, based on a qualitative assessment, that our estimated enterprise fair value was more likely than not greater than our carrying value.  As a result, no additional testing for impairment was required and no impairments were recognized in 2018, 2017 or 2016.

Defined Benefit Pension Plans and OPEB Plans

We offer certain pension, health care and life insurance benefits to eligible employees (and certain eligible former employees of EFH Corp./Vistra whose service was partially assigned to Oncor in connection with the deregulation and disaggregation of EFH Corp.’s electric utility business in 2002) and their eligible dependents upon the retirement of such employees as we discuss in Note 10 to Financial Statements.  We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs reflected in our PUCT-approved billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service.

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

RESULTS OF OPERATIONS

Operating Data

	Year Ended December 31,
	2018	2017	2016

Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	46,007	41,483	41,377
Commercial, industrial, small business and other	84,049	76,117	75,045
Total electric energy volumes	130,056	117,600	116,422
Reliability statistics (a)(b):
System Average Interruption Duration Index (SAIDI) (nonstorm)	90.2	89.7	95.0
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.3	1.4	1.4
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	69.2	62.1	66.0
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,621	3,551	3,435

	Year Ended December 31,
	2018	2017	2016
Operating revenues:
Revenues contributing to earnings:
Distribution base revenues (c)	$2,139	$1,877	$1,832
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	548	608	581
Billed to REPs serving Oncor distribution customers, through TCRF	310	332	328
Total transmission base revenues	858	940	909
AMS surcharge and other miscellaneous revenues (c)	71	166	208
Total revenues contributing to earnings	3,068	2,983	2,949

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	962	928	893
EECRF and other regulatory charges	71	47	78
Total revenues collected for pass-through expenses	1,033	975	971

Total operating revenues	$4,101	$3,958	$3,920

________________

(a)      SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.

(b)      Excludes impacts of the Sharyland Asset Exchange.

(c)The separate reconcilable AMS surcharge ceased on November 27, 2017 and AMS-related expenses and returns became recoverable through distribution base revenues.

Financial Results ─ Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Total operating revenues increased $143 million, or 4%, to $4.101 billion in 2018.  Revenue is billed under tariffs approved by the PUCT.

Revenues that contribute to earnings increased $85 million during 2018.  The change reflected the following components:

•

An Increase in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The PUCT allows utilities to file, under certain circumstances, once per year and up to four rate adjustments between comprehensive base rate proceedings to recover distribution investments and certain other related costs on an interim basis (DCRF).  We filed our first DCRF in April 2018 requesting a $19 million increase in annual distribution revenues.  In June 2018, Oncor filed an unopposed stipulation that reduced the annual distribution revenue increase from $19 million to $15 million.  The PUCT approved the stipulation in August 2018 and the distribution tariffs became effective September 1, 2018.  The $262 million increase in distribution base rate revenues primarily reflects:

o

$111 million higher authorized revenues resulting from the 2017 rate review, net of the TCJA federal income tax rate reduction of $75 million, including approximately $93 million that previously would have been collected in the AMS surcharge, as described below,

o	$83 million due to growth in points of delivery including the Sharyland Asset Exchange, and
o	$68 million increase driven by weather conditions.

•

A Decrease in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $82 million decrease in TCOS revenues for 2018 compared to 2017 reflects a $76 reduction due to the rate decrease from the 2017 rate review proceeding, including the impact of the Sharyland Asset Exchange and $48 million TCJA federal income tax rate reduction and a $10 million reduction due to amortization of excess deferred federal income taxes beginning July 1, 2018, partially offset by the impact of our two interim 2018 TCOS rate adjustments.  See TCOS Filings Table below for a listing of Transmission Interim Rate Update Applications and anticipated impacts on revenues for the years ended December 31, 2018 and 2017, as well as filings and the anticipated impact to revenues for the year ending December 31, 2019.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
49160 (a)	January 2019	March 2019	$19	$12	$7
48559 (b)	July 2018	October 2018	$21	$13	$8
48325 (TCJA)	May 2018	July 2018	$(15)	$(10)	$(5)
47988	January 2018	March 2018	$14	$9	$5
46957 (rate review)	March 2017	November 2017	$(76)	$(54)	$(22)
46825	February 2017	March 2017	$7	$4	$3
46210	July 2016	September 2016	$14	$9	$5
44968	July 2015	September 2015	$21	$14	$7

______________

(a)	This application is pending.
(b)	This docket includes a $12 million annual revenue reduction for excess deferred taxes related to the Docket No. 48325 (TCJA) line below.

•

A Decrease in AMS Surcharge and other miscellaneous revenues — The PUCT previously authorized monthly per customer advanced meter cost recovery factors (AMS surcharge) designed to recover the cost of our initial AMS deployment over an eleven-year period ending in 2019.  Pursuant to the PUCT order in our 2017 rate review, the AMS reconcilable surcharge ceased on November 27, 2017 and AMS related expenses and returns became recoverable through distribution base rates.  Under the AMS surcharge we recognized revenues equal to reconcilable expenses plus a return component on our investment.  A $95 million decrease in AMS surcharge and other miscellaneous revenues is primarily due to a $93 million shift of AMS revenues to distribution base revenue.

Revenues collected for pass-through expenses include the following components. While changes in these tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. These revenues increased $58 million during the year ended December 31, 2018 and the change reflected:

•

An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to third-party transmission service providers under their TCOS rates and the retail portion of our own TCOS rate described above.  The $34 million increase in our TCRF Third-Party revenue represents the pass-through of an increase in third-party wholesale transmission service expense.  At December 31, 2018, $89 million was deferred as over-recovered wholesale transmission service expense (see Note 3 to Financial Statements).  PUCT rules require us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  See TCRF Filings Table below for a listing of TCRF filings and the anticipated impacts to cash flows for the years December 31, 2018 and 2017, as well as filings and the anticipated impacts to cash flows for the year ending December 31, 2019.

TCRF Filings Table

Docket No.	Filed	Effective	Billing Impact for Period Effective Increase (Decrease)
48930	November 2018	March 2019 – August 2019	$(121)
48408	May 2018	September 2018 – February 2019	$110
47824	December 2017	March 2018 - August 2018	$(52)
46957 (rate review)	March 2017	December 2017 - February 2018	$(28)
47234	June 2017	September 2017 - November 2017	$39
46616	November 2016	March 2017 – August 2017	$(86)
46012	May 2016	September 2016 – February 2017	$163
45406	December 2015	March 2016 – August 2016	$(64)
44771	May 2015	September 2015 – February 2016	$47

•

An Increase in EECRF and Other Regulatory Surcharges — The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and recover or refund any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.   The $24 million net increase includes $18 million from the 2017 rate review order granting recovery of certain municipal franchise fees and $4 million recovery of rate case expenses, which are offset in taxes other than income taxes and in operation and maintenance expense, respectively.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the years ended December 31, 2018 and 2017, as well as filings that will impact revenues for the year ending December 31, 2019.

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

Wholesale transmission service expense increased $33 million, or 4%, to $962 million in 2018 primarily due to higher fees paid to other transmission entities.

Operation and maintenance expense increased $144 million, or 20%, to $875 million in 2018.  Operation and maintenance expense increased primarily due to the 2017 rate review order approving an increased level of recovery for employee benefit plans, the self-insurance reserve and rate case expenses of $79 million, higher labor-related costs of $23 million, higher contractor costs of $14 million, higher vegetation management cost of $12 million and higher other costs of $16 million including materials, transportation, telecommunications, energy efficiency program costs and injury and damage claims.

Depreciation and amortization decreased $91 million to $671 million in 2018.  The decrease is primarily due to an estimated $143 million decrease in depreciation of property, plant, and equipment primarily as a result of the 2017 rate review, partially offset by an estimated $48 million increase attributable to ongoing investments in property, plant and equipment.

Taxes other than income taxes increased $34 million, or 7%, to $496 million in 2018.  The change was primarily due to a $27 million increase in local franchise fees and a $7 million increase in property taxes.  The increase in local franchise fees includes $18 million from the 2017 rate review order granting recovery of certain municipal franchise fees consistent with a Texas Supreme Court mandate and is offset in revenues.

Other income and (deductions) – net was unfavorable $38 million in 2018 compared to 2017. The variances are primarily due to a $22 million increase in recoverable employee benefit plan non-service costs and $12 million of costs associated with the Sempra Acquisition.  See Note 13 to Financial Statements for more information.

Provision in lieu of income taxes totaled $117 million (including $35 million benefit related to nonoperating income) in 2018 compared to $267 million (including a $1 million expense related to nonoperating income) in 2017.

The U.S. federal statutory income tax rate was lowered by the TCJA to 21% in 2018 from 35% in 2017.  In 2018, the effective income tax rate of 17.6% on pretax income differs from the statutory rate primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA, partially offset by the effect of the Texas margin tax.  In 2017, the effective income tax rate of 38.9% on pretax income differs from the statutory rate primarily due to the effect of the $21 million remeasurement of deferred tax-related assets resulting from the TCJA and the effect of the 2017 Texas margin tax. See Note 5 to Financial Statements for additional information.

Interest expense and related charges increased $9 million, or 3%, to $351 million in 2018.  The change was due to a $13 million increase attributable to higher average borrowings reflecting ongoing capital investments and $3 million amortization of higher debt issuance costs, partially offset by a $6 million decrease attributable to lower average interest rates and a $1 million decrease attributable to higher capitalized interest.

Net income was $126 million higher than the prior period driven by the impacts of the 2017 rate review,  growth in points of delivery and weather conditions, partially offset by higher operation and maintenance expense and costs associated with the Sempra Acquisition, which are not recoverable.

Financial Results ─ Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Total operating revenues increased $38 million, or 1%, to $3.958 billion in 2017.

Revenues that contribute to earnings increased $34 million in 2017.  The change reflected the following components:

•	An Increase in Distribution Base Revenues —The $45 million increase in distribution base rate revenues primarily consisted of
o	$45 million increase due to effect of growth in points of delivery, including $12 million as a result of the Sharyland transaction, and
o

$26 million increase due to the rate increase that resulted from the 2017 rate review proceeding, including approximately $12 million for AMS related expenses and returns that previously would have been collected in AMS surcharge, partially offset by

o	$25 million decrease due to lower consumption driven primarily by milder weather.

•

An Increase in Transmission Base Revenues — The $31 million increase in TCOS revenues reflects interim rate increases to recover ongoing investment, including a return component, in the transmission system, partially offset by a decrease in rates primarily due to the Sharyland Asset Exchange.

•

A Decrease in AMS surcharge and other miscellaneous revenues —  The $42 million decrease in AMS surcharge and other miscellaneous revenues is primarily due to a $12 million shift of AMS revenues to distribution base rates and a $28 million decrease due to lower reconcilable expenses through November 26, 2017 associated with the initial deployment.

Revenues collected for pass-through expenses include the following components.  These revenues increased $4 million during 2017 and the change reflected:

•

An Increase in TCRF — A $35 million increase in TCRF revenue for the pass through of an increase in third-party wholesale transmission expense.  At December 31, 2017, $47 million was deferred as over-recovered wholesale transmission service expense (see Note 3 to Financial Statements).

•	A Decrease in EECRF and other regulatory charges — The $31 million net decrease primarily consisted of
o	$22 million decrease in revenues related to transition bonds due to the maturity of the 2004 Series transition bonds in May 2016,
o	$11 million decrease in the EECRF, which is offset in operation and maintenance expense, and
o	$2 million increase in recovery of municipal franchise fees that are offset in taxes other than income taxes.

Wholesale transmission service expense increased $35 million, or 4%, to $929 million in 2017 primarily due to higher fees paid to other transmission entities.

Operation and maintenance expense increased $5 million, or 1%, to $731 million in 2017.  The change included $16 million higher contractor costs and $7 million higher labor related costs, partially offset by $11 million lower energy efficiency costs and $9 million lower advanced meter costs.  The decreases in energy efficiency and advanced meter costs were largely offset by corresponding reconcilable rate revenues.  Amortization of regulatory assets reported in operation and maintenance expense totaled $53 million and $49 million for the years ended December 31, 2017 and 2016, respectively. The increase in regulatory asset amortization is the result of the 2017 rate review order approving a higher level of amortization related to employee benefit plans and the self-insurance reserve.

Depreciation and amortization decreased $23 million, or 3%, to $762 million in 2017.  The decrease reflects $22 million in lower amortization of regulatory assets associated with transition bonds that matured in May 2016 (with an offsetting decrease in revenues), $29 million lower reconcilable AMS depreciation and $10 million in lower depreciation as a result of the 2017 rate order, partially offset by an estimated $36 million increase attributed to ongoing investments in property, plant and equipment.

Taxes other than income taxes increased $11 million, or 2%, to $462 million in 2017.  The change was primarily due to a $9 million increase in property taxes and a $2 million increase in local franchise taxes.  The increase in local franchise fees is the result of the 2017 rate review order granting recovery of certain municipal franchise fees consistent with the Texas Supreme Court mandate and is offset in revenues.  Amortization of regulatory assets reported in taxes other than income taxes totaled $2 million and zero for the years ended December 31, 2017 and 2016, respectively.

Other income and (deductions) – net was unfavorable by $3 million in 2017 compared to 2016.  Primary variances included higher recoverable employee benefit plan non-service costs and higher non-recoverable pension and OPEB costs, partially offset by higher earnings on employee benefit plan assets.  See Note 13 to Financial Statements for more details.

Provision in lieu of income taxes totaled $267 million (including $1 million expense related to nonoperating income) in 2017 compared to $254 million (including a $15 million benefit related to nonoperating income) in 2016.  The effective income tax rate on pretax income was 38.9% in 2017 and 37.1% in 2016.  The 2017 effective income tax rate on pretax income differs from the U.S. federal statutory rate of 35% primarily due to the effect of a $21 million write-down of deferred tax related assets resulting from the TCJA and the effect of the 2017 Texas margin tax.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows —  Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Cash provided by operating activities totaled $1.482 billion and $1.459 billion in 2018 and 2017, respectively. The $23 million increase is primarily the result of a $316 million increase in transmission and distribution receipts and a $57  million decrease in employee benefit plan funding, partially offset by $165 million difference in tax payments in the current period compared to net tax refunds from members under the tax sharing agreement in the prior period, increased materials and supply purchases of $80 million, increased payments to third-party transmission providers of $25 million, a $23 million increase in interest payments, $22 million in payments related to Sempra acquisition costs, a $10 million increase in franchise fees and property tax payments and $25 million unfavorable variances related to other items including storm costs, vegetation management costs and customer refunds.  The large prior year tax refund is primarily related to estimated tax payments made in a prior period before the enactment of bonus depreciation on a retroactive basis.

Cash provided by financing activities totaled $249 million and $190 million for 2018 and 2017, respectively.  The $59 million increase includes an increase in debt issuances of $550 million, capital contributions from members of $284 million and a decrease in distributions to our members of $28 million, partially offset by debt repayments of $501 million and a decrease in short-term borrowing of $298 million.  The capital contributions from members and decreases in distributions to members reflect measures to achieve our debt-to-equity ratio established by the PUCT in our 2017 rate review.  See Notes 6 and 7 to Financial Statements for additional information regarding short-term borrowings and long-term debt activity, respectively, and Note 9 to Financial Statements for additional information regarding capital contributions from our members.

Cash used in investing activities, which consist primarily of capital expenditures, totaled $1.749 billion and $1.644 billion in 2018 and 2017, respectively.  Both the 2018 and 2017 activity primarily reflects capital expenditures for transmission and distribution facilities to serve new customers and infrastructure capital maintenance spending.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $106 million and $53 million more than the amounts reported in the statements of consolidated income for the years ended December 31, 2018 and 2017, respectively.  The differences result from certain regulatory asset amortization reported in operation and maintenance expense and taxes other than income taxes.

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

Long-Term Debt Activity in 2018 — In August 2018, we issued $350 million aggregate principal amount of 3.70% senior secured notes due November 15, 2028 (the 2028 Notes) and $450 million aggregate principal amount of 4.10% senior secured notes due November 15, 2048 (the 2048 Notes and, together with the 2028 Notes, the New Notes).  In November 2018, we issued $318 million aggregate principal amount of 5.75% Senior Secured Notes due 2029 in exchange for a like principal amount of our outstanding 7% Debentures due 2022.  Repayments of long-term debt during 2018 consisted of $275 million aggregate principal amount of the previous term loan credit agreement and $550 million aggregate principal amount of 6.80% senior secured notes due September 1, 2018 (2018 Notes).  In December 2018, we executed a $350 million term loan credit agreement that matures on December 9, 2019, and may be extended at our option for an additional six months.  At December 31, 2018, we had outstanding borrowings of $350 million under the term loan credit agreement bearing interest at a rate per annum of 3.44%.  See Note 7 to Financial Statements for additional information regarding the term loan credit agreement.

We used the proceeds (net of the initial purchasers’ discount, fees and expenses) of $1.141 billion from the sale of the New Notes and borrowings on the term loan credit agreement for general corporate purposes, including to pay the amount required for defeasance of our 2018 Notes, to repay the remaining outstanding under our previous term loan credit agreement, and to repay notes due under our CP Program.  See Note 7 to Financial Statements for additional information regarding repayments, redemptions and issuances of long-term debt.

Available Liquidity/CP Program/Credit Facility

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, has been our ability to borrow under our revolving credit facility.  Because the CP Program is supported by the Credit Facility, commercial paper outstanding is a reduction to the available borrowing capacity.  Cash and cash equivalents totaled $3 million and $21 million at December 31, 2018 and 2017, respectively.  Considering commercial paper and letters of credit outstanding, available liquidity (cash and available Credit Facility capacity) at December 31, 2018 totaled $1.181 billion, reflecting an increase of $119 million from December 31, 2017 primarily due to repayments of commercial paper notes funded by the proceeds from various long-term debt issuances (discussed above), partially offset by our ongoing capital investment in transmission and distribution infrastructure.

CP Program — As we discuss in Note 6 to Financial Statements, on March 26, 2018 we established the CP Program, under which we may issue unsecured commercial paper notes (CP Notes) on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion.  A national bank acts as the issuing and paying agent under the CP Program pursuant to the terms of an issuing and paying agent agreement.  Under the CP Program, we issue CP Notes from time to time, and the proceeds of the CP Notes are used for short-term financing of our business operations.  At December 31, 2018, we had $813 million of CP Notes outstanding under the CP Program.

The CP Program obtains liquidity support from our Credit Facility discussed below.  If at any time funds are not available on favorable terms under the CP Program, we may utilize the Credit Facility for funding.  See Note 6 to Financial Statements for additional information regarding the CP Program.

Credit Facility — At December 31, 2018, we had a $2.0 billion unsecured revolving credit facility that we entered into on November 17, 2017 (Credit Facility) with a five-year term expiring in November 2022.  We have the option of requesting up to two one-year extensions and an option to request an increase in our borrowing capacity of $400 million, in increments of not less than $100 million, provided certain conditions are met, including lender approvals.  At December 31,  2018, we had no outstanding borrowings under the Credit Facility.

Because the CP Program is supported by the Credit Facility, commercial paper outstanding reduces the available borrowing capacity.  Considering the commercial paper outstanding and the limitations described below, available borrowing capacity under the Credit Facility totaled $1.178 billion and $1.041 billion at December 31, 2018 and 2017, respectively.

The Credit Facility contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At December 31, 2018, we were in compliance with the covenant.  See “Credit Rating Provisions, Covenants and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.

Under the terms of the Credit Facility, the commitments of the lenders to make loans to us are several and not joint.  Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.  See Note 6 to Financial Statements for additional information regarding the Credit Facility.

Regulatory Capital Structure —We have committed to the PUCT that we will maintain a regulatory capital structure at or below the assumed debt-to-equity ratio that is established periodically by the PUCT for ratemaking purposes, which is 57.5% debt to 42.5% equity as of December 31, 2018 and 2017.  Our current regulatory assumed debt-to-equity ratio went into effect on November 27, 2017 as part of the PUCT order issued in the rate review we filed in PUCT Docket No. 46957.  Our regulatory capitalization ratio was 57.3% debt to 42.7% and 59.4% debt to 40.6% equity at December 31, 2018 and December 31, 2017, respectively.  See Note 9 to Financial Statements for discussion of the regulatory capitalization ratio and Note 3 to Financial Statements for a discussion of our 2017 rate review (PUCT Docket No. 46957).  Our ability to incur additional long-term debt will be limited by our regulatory capital structure and we are able to issue future long-term debt only to the extent that we will be in compliance therewith.

Liquidity Needs, Including Capital Expenditures — Our board of directors, which annually approves capital expenditure estimates for the following year, has approved capital expenditures totaling $2.0 billion in 2019.  Management currently expects to recommend to our board of directors capital expenditures of $2.1 billion to $2.2 billion in each of the years 2020 through 2023, based on the long-term plan presented to our board of directors. These projected capital expenditures are consistent with Oncor’s commitment to make minimum aggregate capital expenditures equal to at least $7.5 billion over the 5-year period ending December 31, 2022 as part of the Sempra Acquisition.  See Note 2 to Financial Statements for more information on the Sempra Acquisition and related regulatory commitments. These capital expenditures are expected to be used for investment in transmission and distribution infrastructure.

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

We continuously evaluate opportunities to make selective strategic acquisitions involving regulated assets. Additional equity or debt capital may be required to complete any acquisition, including the pending InfraREIT Acquisition.  In addition, any acquisition may be structured in such a manner that would result in the assumption of secured or unsecured debt and other liabilities. The pending InfraREIT Acquisition includes InfraREIT’s outstanding debt, which totaled approximately $945 million at September 30, 2018.  Such debt includes revolving credit and term loans which can be refinanced or prepaid without penalty (except for customary LIBOR breakage costs) and secured notes (with an average weighted interest rate of 4.537% at September 30, 2018 and maturity dates in 2020, 2025, 2026, 2029 and 2030), which can also be refinanced or prepaid except that in certain circumstances the terms of such secured notes would require customary make-whole payments in connection with such prepayments or refinancings unless waived. The pending InfraREIT Acquisition requires PUCT and other regulatory approvals.  For more information on the pending InfraREIT Acquisition, see Note 14 to Financial Statements.

Distributions — On February 20, 2019, our board of directors declared a cash distribution of $71 million, which was paid to our members on February 22, 2019.  During 2018, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
October 24, 2018	November 6, 2018	$179
July 25, 2018	August 1, 2018	$30

Contributions — On February 19, 2019, we received cash capital contributions from our members totaling $70 million.  During 2018, we received the following capital cash contributions from our members:

Received	Amount
November 2018	$140
April 2018	$144

Pension and OPEB Plans Funding — Our funding for the pension and Oncor OPEB plans for the calendar year 2019 is expected to total $41 million and $35 million, respectively.  Based on the funded status of the pension plans at December 31, 2018, our aggregate pension and Oncor OPEB plans funding is expected to total approximately $717 million in the period 2019 to 2023.  In 2018, we made cash contributions to the pension and OPEB plans of $82 million and $41 million, respectively.  See Note 10 to Financial Statements for additional information regarding pension and OPEB plans.

Capitalization — Our capitalization ratios were 40.8% and 41.3% long-term debt, less amounts due currently, to 59.2% and 58.7% membership interests at December 31, 2018 and 2017, respectively.  See Note 9 to Financial Statements for discussion of the regulatory capitalization ratio.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Our revolving credit facility and term loan credit agreement each contain a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the revolving credit facility and term loan agreement (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with GAAP).  Capitalization is calculated as membership interests determined in accordance with GAAP plus indebtedness described above.  At December 31, 2018, we were in compliance with this covenant and all other covenants under the Credit Facility and the term loan credit agreement.

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

Presented below are the credit ratings assigned for our debt securities at February 26, 2019.  In March, 2018, as a result of the completion of the Sempra Acquisition, the rating agencies took ratings actions on Oncor resulting in upgraded ratings and changed outlooks.   S&P upgraded our senior secured rating to A+ from A and changed our outlook to stable from positive.  Moody’s upgraded our senior secured rating to A2 from A3 and changed our outlook to stable from positive.  Fitch upgraded our senior secured rating to A from BBB+ and changed our outlook to stable from rating watch positive.  Also, in March 2018, Fitch upgraded our CP Program rating to F2 from F3, S&P assigned an A-1 short-term rating and Moody’s assigned a Prime-2 short-term rating.  See Note 2 to Financial Statements for information regarding the Sempra Acquisition.

	Senior Secured	Commercial Paper

S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

As described in Note 7 to Financial Statements, we established the CP Program in March 2018. The CP Program obtains liquidity support from our Credit Facility. As described in Note 7 to Financial Statements, our long-term debt (other than the $350 million unsecured term loan credit agreement we entered into in December 2018) is currently secured pursuant to the Deed of Trust by a first priority lien on certain of our transmission and distribution assets and is considered senior secured debt.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants —Interest rates charged under the Credit Facility may be adjusted depending on credit ratings.  Borrowings under the Credit Facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus a spread ranging from 0.875% to 1.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Based on the ratings assigned to our senior secured debt securities at February 26, 2019, our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.00%.  A decline in credit ratings would increase the cost of the Credit Facility and likely increase the cost of any debt issuances and additional credit facilities.  The CP Program requires prompt notice to the dealer of any notice of intended or potential downgrade of our credit ratings.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under the Credit Facility, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged within 60 days may cause the maturity of outstanding balances (zero dollars in short-term borrowings and $9 million in letters of credit at December 31, 2018) under that facility to be accelerated.  Under our term loan agreement, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million for the term loan credit agreement that are not discharged within 60 days may cause the maturity of outstanding balances ($350 million at December 31, 2018) under that agreement to be accelerated.

Under the Deed of Trust, an event of default under either of our indentures would permit the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Long-Term Contractual Obligations and Commitments — The following table summarizes our contractual cash obligations at December 31, 2018.  See Notes 7 and 8 to Financial Statements for additional disclosures regarding these long-term debt and non-cancelable purchase obligations.

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Long-term debt (a) – principal	$600	$126	$882	$4,868	$6,476
Long-term debt (a) – interest	317	597	521	3,445	4,880
Operating leases	29	57	13	-	99
Obligations under outsourcing agreements	27	12	-	-	39
Total contractual cash obligations	$973	$792	$1,416	$8,313	$11,494

____________

(a)	Includes senior secured notes/debentures and the term loan credit agreement we entered into in December 2018. See Note 7 to Financial Statements for more information regarding our long-term debt.

The following are not included in the table above:

•

individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	employment contracts with management;
•	estimated funding of the pension and OPEB plans totaling $76 million in 2019 and $717 million in total in the 2019 to 2023 period as discussed above under “Pension and OPEB Plans Funding”; and
•	capital expenditure commitments made as part of the Sempra Acquisition (see Note 2 to Financial Statements).

Guarantees — At December 31, 2018, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2018, we did not have any material off-balance sheet arrangements with special purpose entities or VIEs.

COMMITMENTS AND CONTINGENCIES

See Note 8 to Financial Statements for details of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

State Legislation

The Texas Legislature meets every two years.  The current Legislature is in regular session from January 8, 2019 to May 27, 2019.  However, at any time the governor of Texas may convene a special session of the Legislature.  During any regular or special session bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects.  Various bills related to our business have been proposed in the current legislative session, however, we cannot predict whether any introduced to date are likely to have a substantial impact on our financial position, results of operations or cash flows.

Matters with the PUCT

PUCT Matters Related to EFH Bankruptcy Proceedings and Sempra Acquisition — See Note 2 to Financial Statements for information regarding the EFH Bankruptcy Proceedings and the Sempra Acquisition.

DCRF (PUCT Docket No. 48231) — On April 5, 2018, we filed with the PUCT, as well as cities with original jurisdiction over Oncor’s rates, an application for approval of a DCRF.  The DCRF will allow Oncor to recover, primarily through its tariff for retail delivery service, certain costs related to its 2017 distribution investments.  We requested a $19 million increase in annual distribution revenues in our DCRF application.  On June 13, 2018, we filed an unopposed stipulation that reduced the annual distribution revenue increase from $19 million to $15 million.  The PUCT approved the stipulation on August 30, 2018, and the distribution tariffs became effective September 1, 2018.

2017 Rate Review (PUCT Docket No. 46957) — In July 2017, we and certain parties to our rate review agreed to a settlement of that rate review, and on August 2, 2017 a settlement agreement was filed with the PUCT that settled all issues in the docket.  On October 13, 2017, the PUCT issued an order approving the settlement of the rate review, subject to closing of the Sharyland Asset Exchange, which closed on November 9, 2017.  As a result of the Sharyland Asset Exchange closing on November 9, 2017, the contingency in the PUCT order in PUCT Docket No. 46957 was met and our new rates as set forth in that order took effect on November 27, 2017.  For more information on the 2017 Rate Review, see Note 3 to Financial Statements.

Sharyland Asset Exchange (PUCT Docket No. 47469) — On July 21, 2017, we entered into the Sharyland Agreement with the Sharyland Entities.  The Sharyland Agreement provided that we would exchange certain of our transmission assets and cash for certain of the Sharyland Entities’ distribution assets (constituting substantially all of their electricity distribution business) and certain of their transmission assets.  On October 13, 2017, the PUCT issued an order approving the Sharyland Asset Exchange and on November 9, 2017, the parties consummated the transactions.  For more information on the Sharyland Agreement and the Sharyland Asset Exchange, see Note 14 to Financial Statements.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions.  Such actions or changes could significantly alter our basic financial position, results of operations or cash flows.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  At December 31, 2018 and 2017, all of our long-term debt except for the $350 million and $275 million term loan credit agreement balances at December 31, 2018 and 2017, respectively, carried fixed interest rates.  The following table summarizes our long-term debt maturities at December 31, 2018.

	Expected Maturity Date
	2019	2020	2021	2022	2023	There-after	2018 Total Carrying Amount	2018 Total Fair Value	2017 Total Carrying Amount	2017 Total Fair Value
	(millions of dollars and percent)
Long-term debt (including current maturities):
Fixed rate debt amount (a)	$250	$126	$-	$882	$-	$4,868	$6,126	$6,736	$5,876	$6,878
Weighted average interest rate	2.15%	5.75%	-	5.68%	-	5.05%	5.03%	-	5.42%	-
Variable rate debt amount (a)	$350	$-	$-	$-	$-	$-	$350	$350	$275	$275
Average interest rate	3.44%	-	-	-	-	-	3.44%	-	2.45%	-
Total Debt	$600	$126	$-	$882	$-	$4,868	$6,476	$7,086	$6,151	$7,153

____________

(a)       Excludes unamortized premiums, discounts and debt issuance costs.  See Note 7 to Financial Statements for a discussion of changes in long-term debt obligations.

At December 31, 2018, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on debt (including short-term borrowings) totaled $12 million.

Our term loan credit agreement contains terms pursuant to which the interest rate charged can vary, at our option, depending on the selected interest period.  Our revolving credit facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings. For information on our interest rates charged under the revolving credit facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Available Liquidity/CP Program/Credit Facility – Financial Covenants, Credit Rating Provisions and Cross Default Provisions – Material Credit Rating Covenants.”

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

Our exposure to credit risk associated with trade accounts receivable from nonaffiliates totaled $562 million at December 31, 2018.  The nonaffiliated receivable amount is before the allowance for uncollectible accounts, which totaled $3 million at December 31, 2018.  The nonaffiliated exposure includes trade accounts receivable from REPs totaling $433 million, which are almost entirely noninvestment grade.  At December 31, 2018, REP subsidiaries of two nonaffiliated entities represented approximately 13% and 10% of the nonaffiliated trade receivable balance.  No other nonaffiliated parties represented 10% or more of the total trade accounts receivable balance.  We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates was zero at both December 31, 2018 and 2017.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.”  All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements.  Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

Oncor Electric Delivery Company LLC

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oncor Electric Delivery Company LLC and subsidiary (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and membership interests, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ Deloitte & Touche LLP

Dallas, Texas

February 26, 2019

We have served as the Company's auditor since 2002.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2018	2017(1)	2016(1)
	(millions of dollars)

Operating revenues (Note 4):
Nonaffiliates	$4,101	$3,958	$3,205
Affiliates	-	-	715
Total operating revenues	4,101	3,958	3,920
Operating expenses:
Wholesale transmission service	962	929	894
Operation and maintenance (Note 12)	875	731	726
Depreciation and amortization	671	762	785
Provision in lieu of income taxes (Notes 1, 5 and 12)	152	266	269
Taxes other than amounts related to income taxes	496	462	451
Total operating expenses	3,156	3,150	3,125
Operating income	945	808	795
Other income and (deductions) - net (Note 13)	(84)	(46)	(43)
Nonoperating provision (benefit) in lieu of income taxes (Note 5)	(35)	1	(15)
Interest expense and related charges (Note 13)	351	342	336
Net income	$545	$419	$431

________________

(1) As adjusted for the retrospective adoption of ASU 2017-07, as discussed in Note 1.

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(millions of dollars)
Net income	$545	$419	$431
Other comprehensive income (loss):
Cash flow hedges – derivative value net loss recognized in net income (net of tax expense of $1, $1 and $1) (Note 1)	2	2	2
Defined benefit pension plans (net of tax expense of $45, $4 and $-) (Note 10)	(65)	8	-
Total other comprehensive income (loss)	(63)	10	2
Comprehensive income	$482	$429	$433

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(millions of dollars)

Cash flows — operating activities:
Net income	$545	$419	$431
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	777	815	833
Provision in lieu of deferred income taxes – net	18	309	181
Other – net	(3)	(2)	(4)
Changes in operating assets and liabilities:
Accounts receivable — trade (including affiliates)	68	(76)	(34)
Inventories	(25)	(1)	(7)
Accounts payable — trade (including affiliates)	30	(11)	14
Regulatory accounts related to reconcilable tariffs (Note 3)	66	29	(55)
Other — assets	33	54	37
Other — liabilities	(27)	(77)	33
Cash provided by operating activities	1,482	1,459	1,429
Cash flows — financing activities:
Issuances of long-term debt (Note 7)	1,150	600	175
Repayments of long-term debt (Note 7)	(825)	(324)	(41)
Net (decrease) increase in short-term borrowings (Note 6)	(137)	161	(51)
Capital contributions from members (Note 9)	284	-	-
Distributions to members (Note 9)	(209)	(237)	(230)
Debt discount, premium, financing and reacquisition costs – net	(14)	(10)	10
Cash provided by (used in) financing activities	249	190	(137)
Cash flows — investing activities:
Capital expenditures (Note 12)	(1,767)	(1,631)	(1,352)
Business acquisition (Note 14)	-	(25)	-
Other – net	18	12	51
Cash used in investing activities	(1,749)	(1,644)	(1,301)
Net change in cash and cash equivalents	(18)	5	(9)
Cash and cash equivalents — beginning balance	21	16	25
Cash and cash equivalents — ending balance	$3	$21	$16

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2018	2017
	(millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$3	$21
Trade accounts receivable – net (Note 13)	559	635
Amounts receivable from members related to income taxes (Note 12)	-	26
Materials and supplies inventories — at average cost	116	91
Prepayments and other current assets	94	88
Total current assets	772	861
Investments and other property (Note 13)	120	113
Property, plant and equipment – net (Note 13)	16,090	14,879
Goodwill (Notes 1 and 13)	4,064	4,064
Regulatory assets (Note 3)	1,691	2,180
Other noncurrent assets	15	23
Total assets	$22,752	$22,120

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 6)	$813	$950
Long-term debt due currently (Note 7)	600	550
Trade accounts payable (Note 12)	300	242
Amounts payable to members related to income taxes (Note 12)	26	21
Accrued taxes other than amounts related to income	199	190
Accrued interest	68	83
Other current liabilities	209	188
Total current liabilities	2,215	2,224
Long-term debt, less amounts due currently (Note 7)	5,835	5,567
Liability in lieu of deferred income taxes (Notes 1, 5 and 12)	1,602	1,517
Regulatory liabilities (Note 3)	2,697	2,807
Employee benefit obligations and other (Notes 10 and 13)	1,943	2,102
Total liabilities	14,292	14,217
Commitments and contingencies (Note 8)
Membership interests (Note 9):
Capital account ― number of interests outstanding 2018 and 2017 – 635,000,000	8,624	8,004
Accumulated other comprehensive loss	(164)	(101)
Total membership interests	8,460	7,903
Total liabilities and membership interests	$22,752	$22,120

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

	Year Ended December 31,
	2018	2017	2016
	(millions of dollars)

Capital account:
Balance at beginning of period	$8,004	$7,822	$7,621
Net income	545	419	431
Capital contributions from members (Note 9)	284	-	-
Distributions to members (Note 9)	(209)	(237)	(230)
Balance at end of period (number of interests outstanding: 2018, 2017 and 2016 – 635 million)	8,624	8,004	7,822
Accumulated other comprehensive income (loss), net of tax effects (Note 9):
Balance at beginning of period	(101)	(111)	(113)
Net effects of cash flow hedges (net of tax expense of $1, $1 and $1)	2	2	2
Defined benefit pension plans (net of tax expense of $45, $4 and $-) (Note 10)	(65)	8	-
Balance at end of period	(164)	(101)	(111)
Total membership interests at end of period	$8,460	$7,903	$7,711

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to “we,” “our,” “us” and “the company” are to Oncor and/or its subsidiaries as apparent in the context.  See “Glossary” for definition of terms and abbreviations.

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.  We are a direct, majority-owned subsidiary of Oncor Holdings, which is indirectly wholly owned by Sempra. Oncor Holdings owns 80.25% of our membership interests and Texas Transmission owns 19.75% of our membership interests.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

Our 2016 consolidated financial statements include our former wholly-owned, bankruptcy-remote financing subsidiary, Bondco, a VIE through December 29, 2016, at which time it was dissolved (see Note 13).  This financing subsidiary was organized for the limited purpose of issuing certain transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.  Bondco issued an aggregate $1.3 billion principal amount of transition bonds during 2003 and 2004.  The 2003 Series transition bonds matured and were paid in full in 2015 and the 2004 Series transition bonds matured and were paid in full in May 2016.  Final true-up proceedings and refunds of over-collected transition charges for the transition bonds were conducted by Oncor and the PUCT during 2016 and had no material net income impact.

Various “ring-fencing” measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities, Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), and any other entities with a direct or indirect ownership interest in Oncor or Oncor Holdings.  These measures serve to mitigate the Oncor Ring-Fenced Entities’ credit exposure to Sempra and its affiliates and any other direct or indirect owners of Oncor and Oncor Holdings, and to reduce the risk that the assets and liabilities of Oncor Ring-Fenced Entities would be substantively consolidated with the assets and liabilities of any Sempra entity or any other direct or indirect owners of Oncor and Oncor Holdings in connection with a bankruptcy of any such entities. Such measures include, among other things: the 19.75% equity interest held by Texas Transmission; maintenance of separate books and records for the Oncor Ring-Fenced Entities; and our board of directors being comprised of a majority of directors who meet certain independent/disinterested director standards.  As a result, none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or obligations of any Sempra entity or any other direct or indirect owner of Oncor or Oncor Holdings.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of any Sempra entities and any other direct or indirect owner of Oncor or Oncor Holdings.  We do not bear any liability for debt or contractual obligations of Sempra and its affiliates or any other direct or indirect owner of Oncor or Oncor Holdings, and vice versa.  Accordingly, our operations are conducted, and our cash flows are managed, independently from Sempra and its affiliates and any other direct or indirect owner of Oncor or Oncor Holdings. For more information on the ring-fencing measures, see Note 2.

EFH Bankruptcy Proceedings and Sempra Acquisition

In April 2014, EFH Corp. and the substantial majority of its direct and indirect subsidiaries at the time, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. The Oncor Ring-Fenced Entities were not parties to the EFH Bankruptcy Proceedings. In connection with the plans of reorganization in the EFH Bankruptcy Proceedings, on March 9, 2018, the Sempra Acquisition was completed.  See Note 2 for further information.

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with GAAP governing rate-regulated operations.  All dollar amounts in the financial statements and tables in the notes are stated in millions of U.S. dollars unless otherwise indicated.

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

Reconcilable Tariffs

The PUCT has designated certain tariffs (TCRF, EECRF and previously AMS surcharges and charges related to transition bonds) as reconcilable, which means the differences between amounts billed under these tariffs and the related incurred costs are deferred as either regulatory assets or regulatory liabilities.  Accordingly, at prescribed intervals, future tariffs are adjusted to either repay regulatory liabilities or collect regulatory assets.  See “Regulatory Assets and Liabilities” below.

See Note 4 for additional information regarding revenues.

Impairment of Long-Lived Assets and Goodwill

We evaluate long-lived assets (including intangible assets with finite lives) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We also evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate that an impairment may exist. The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows.  Beginning in 2018, we elected to change our annual goodwill assessment date from December 1 to October 1 to correspond with the assessment date of our new majority owner.  We do not believe this change in the assessment date is a material change.

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

In October 2018, December 2017 and December 2016, we concluded, based on a qualitative assessment, that our estimated enterprise fair value was more likely than not greater than our carrying value.  As a result, no additional testing for impairment was required and no impairments were recognized in 2018, 2017 or 2016.

Provision in Lieu of Income Taxes

Our tax sharing agreement with Oncor Holdings, Texas Transmission and STH (as successor to EFH Corp.) provides for the calculation of amounts related to income taxes for each of Oncor Holdings and Oncor substantially as if these entities were taxed as corporations and requires payments to the members determined on that basis (without duplication for any income taxes paid by a subsidiary of Oncor Holdings).

We are a partnership for U.S. federal income tax purposes and remain a partnership for U.S. federal income tax purposes after the closing of the Sempra Acquisition. Accordingly, while partnerships are not subject to income taxes, in consideration of the presentation of our financial statements as an entity subject to cost-based regulatory rate-setting processes, with such costs historically including income taxes, the financial statements present amounts determined under the tax sharing agreement as “provision in lieu of income taxes” and “liability in lieu of deferred income taxes”.  Such amounts are determined in accordance with the provisions of the accounting guidance for income taxes and accounting standards that provide interpretive guidance for accounting for uncertain tax positions and thus differences between the book and tax bases of assets and liabilities are accounted for as if we were a stand-alone corporation. In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

We classify any interest and penalties expense related to uncertain tax positions as current provision in lieu of income taxes as discussed in Note 5.

Defined Benefit Pension Plans and OPEB Plans

We have liabilities under pension plans that offer benefits based on either a traditional defined benefit formula or a cash balance formula and OPEB plans that offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from the company.  Costs of pension and OPEB plans are dependent upon numerous factors, assumptions and estimates.  See Note 10 for additional information regarding pension and OPEB plans.

System of Accounts

Our accounting records have been maintained in accordance with the FERC Uniform System of Accounts as adopted by the PUCT.

Property, Plant and Equipment

Properties are stated at original cost. The cost of self-constructed property additions includes materials and both direct and indirect labor and applicable overhead and an allowance for funds used during construction.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties based on depreciation rates approved by the PUCT.  As is common in the industry, depreciation expense is recorded using composite depreciation rates that reflect blended estimates of the lives of major asset groups as compared to depreciation expense calculated on a component asset-by-asset basis.  Depreciation rates include plant removal costs as a component of depreciation expense, consistent with regulatory treatment.  Actual removal costs incurred are charged to accumulated depreciation.  Accrued removal costs in excess of incurred removal costs are reclassified as a regulatory liability to retire assets in the future.

Regulatory Assets and Liabilities

We are subject to rate regulation and our financial statements reflect regulatory assets and liabilities in accordance with accounting standards related to the effect of certain types of regulation.  Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process based on PURA and/or the PUCT’s orders, precedents or substantive rules.  Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital subject to PUCT review for reasonableness and prudence and possible disallowance.  Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates.  See Note 3 for more information regarding regulatory assets and liabilities.

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

Allowance for Funds Used During Construction (AFUDC)

AFUDC is a regulatory cost accounting procedure whereby both interest charges on borrowed funds and a return on equity capital used to finance construction are included in the recorded cost of utility plant and equipment being constructed.  AFUDC is capitalized on all projects involving construction periods lasting greater than thirty days.  The equity portion, if any, of capitalized AFUDC is accounted for as other income.  See Note 13 for detail of amounts reducing  interest expense.

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, temporary cash investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Fair Value of Nonderivative Financial Instruments

The carrying amounts for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments.  The fair values of other financial instruments, for which carrying amounts and fair values have not been presented, are not materially different than their related carrying amounts.  The following discussion of fair value accounting standards applies primarily to our determination of the fair value of assets in the pension and OPEB plans’ trusts (see Note 10) and long-term debt (see Note 7).

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

Changes in Accounting Standards

Topic 606, “Revenue from Contracts with Customers” - Since May 2014, the Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) 2014-09, along with other supplemental guidance (together, Topic 606).  Topic 606 introduced new, increased requirements for disclosure of revenue in financial statements and guidance intended to eliminate inconsistencies in the recognition of revenue.   We adopted Topic 606 effective January 1, 2018 using the modified retrospective approach and elected the practical expedient available that allows an entity to recognize revenue in the amount to which the entity has the right to invoice related to performance completed to date.  Our revenues are generally recognized when the underlying service has been provided in an amount prescribed by the related tariff.  The new guidance did not change this pattern of recognition and therefore the adoption did not have a material effect on our reported results of operations, financial position or cash flows.  Topic 606 also requires the separate presentation of “alternative revenue program” revenues on the income statement. We recorded $7 million in alternative revenue program revenues in 2018 related to our energy efficiency program and disclosed such activity in Note 4.  See Note 4 for additional disclosures about revenues from contracts with customers.

Topic 842, “Leases” - In February 2016, the FASB issued ASU 2016-02 which created FASB Topic 842, Leases (Topic 842).  Topic 842 amends previous GAAP to require the balance sheet recognition of substantially all lease assets and liabilities, including operating leases.  Operating lease liabilities are not classified as debt for GAAP purposes under Topic 842 and are not treated as debt for regulatory purposes.  Under current standards, all of Oncor’s existing leases meet the definition of an operating lease.  Under the new rules, the recognition of any finance leases (currently known as capital leases) on the balance sheet would be classified as debt for GAAP purposes and are expected to be defined as debt for our regulatory capital structure purposes (see Note 9 for details) similar to the current capital lease treatment.  We adopted Topic 842 on January 1, 2019 and will use certain practical expedients and policy elections available under the guidance including a practical expedient to not assess whether existing land easements that were not previously accounted for as leases are or contain a lease under Topic 842, an adoption method to not restate comparative periods and a policy election to forego the application of Topic 842 recognition requirements to short-term leases.  The initial adoption of Topic 842 will affect our 2019 balance sheet, as our contracts for office space and fleet vehicles are currently classified as operating leases.  The initial adoption of Topic 842 is expected to result in the recording of operating lease assets and operating lease obligations each in the amount of approximately $100 million with no impact to results of operations or cash flows.

Topic 715, “Compensation – Retirement Benefits” amended by ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” - In March 2017, the FASB issued ASU 2017-07, an amendment to Topic 715.  ASU 2017-07 requires the non-service cost components of net retirement benefit plan costs be presented as non-operating in the income statement.  In addition, only the service cost component of net retirement benefit plan cost is eligible for capitalization as part of inventory or property, plant and equipment.  We adopted ASU 2017-07 on January 1, 2018.  The presentation of costs is required to be applied on a retrospective basis while the capitalization eligibility requirement is applied on a prospective basis.  The guidance allows a practical expedient that permits use of previously disclosed service costs and non-service costs of the Pension and OPEB Plans in the comparative periods as appropriate estimates when recasting the presentation of these costs in the income statements.  We have elected this practical expedient.  For cash flow purposes on a prospective basis, non-service costs will be reflected as a reduction to operating cash flows, offset by lower cash used in investing activities (lower capital expenditures).  The new guidance did not have a material effect on our results of operations, financial position or net change in total cash flows and we do not expect the guidance to have a material effect on our rate-making process.  For the years 2016 and 2017, the adoption of

ASU 2017-07 resulted in a reclassification of expense of $28 million and $31 million from operation and maintenance expense to other income and (deductions), respectively, and a corresponding reclassification of benefit of $10 million and $11 million, respectively, from provision in lieu of income taxes to nonoperating provision in lieu of income taxes.

Topic 220, “Income Statement—Reporting Comprehensive Income” amended by ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” -  In February 2018, the FASB issued ASU 2018-02, an amendment to Topic 220.  ASU 2018-02 allows a reclassification from accumulated other comprehensive income (AOCI) to capital accounts for stranded tax effects resulting from the TCJA which we expect to elect.  Under ASU 2018-02, an entity will be required to provide certain disclosures regarding stranded tax effects, including its accounting policy related to releasing the income tax effects from AOCI.  Our stranded tax effects in AOCI are approximately $4 million and will increase our capital account upon reclassification.  ASU 2018-02 can be applied either as of the beginning of the period of adoption or retrospectively as of the date of enactment of the TCJA and to each period in which the effect of the TCJA is recognized.  ASU 2018-02 is effective for our 2019 annual reporting period, including interim periods therein, with early adoption permitted.  We adopted the standard on a prospective basis, January 1, 2019.

2.    EFH BANKRUPTCY PROCEEDINGS AND SEMPRA ACQUISITION

In April 2014, EFH Corp. and the substantial majority of its direct and indirect subsidiaries at the time, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. The Oncor Ring-Fenced Entities were not parties to the EFH Bankruptcy Proceedings.  In 2016, pursuant to a plan of reorganization confirmed by the bankruptcy court, the TCEH Debtors exited bankruptcy pursuant to the Vistra Spin-Off.   As a result of the Vistra Spin-Off, Vistra and its subsidiaries, including Luminant and TXU Energy, ceased to be related parties of ours as of October 3, 2016.  See Note 12 for details of Oncor’s related-party transactions with members of the Texas Holdings Group.  In connection with the plans of reorganization in the EFH Bankruptcy Proceedings, on March 9, 2018, the Sempra Acquisition occurred and Sempra acquired the 80.03% of Oncor’s membership interests owned indirectly by EFH Corp. and EFIH as discussed in further detail below. Prior to consummation of the Sempra Acquisition, EFH Corp. had filed and confirmed other plans of reorganization and entered into various merger agreements with other parties  in connection with the EFH Bankruptcy Proceedings that contemplated the transfer of its indirect ownership interest in Oncor, but those agreements were terminated and the contemplated transactions failed to close.

Sempra Acquisition

In August 2017, EFH Corp. and EFIH entered into an Agreement and Plan of Merger (Sempra Merger Agreement) with Sempra and one of its wholly-owned subsidiaries (collectively, the Sempra Parties) that contemplated the Sempra Parties acquiring the ownership interests in Oncor that were indirectly held by EFH Corp.  The Sempra Acquisition closed on March 9, 2018 after obtaining the approval of the bankruptcy court in the EFH Bankruptcy Proceedings, the Federal Communications Commission and the PUCT.  As a result of the Sempra Acquisition, EFH Corp. merged with an indirect subsidiary of Sempra, with EFH Corp. (renamed STH) continuing as the surviving company and an indirect, wholly-owned subsidiary of Sempra.  The Sempra Merger Agreement did not impose any conditions on the EFH Debtors regarding Texas Transmission’s minority interest in Oncor. Accordingly, the Sempra Merger Agreement provided for the acquisition by Sempra of the 80.03% of Oncor’s membership interests owned indirectly by EFH Corp. and EFIH.  In accordance with the Sempra Merger Agreement, Sempra paid cash consideration of approximately $9.45 billion to acquire the indirect 80.03% outstanding membership interest in Oncor.  In addition, in a separate transaction, Oncor Holdings acquired 0.22% of the outstanding membership interests in Oncor from Investment LLC.  After the Sempra Acquisition, Texas Transmission continued to own 19.75% of Oncor’s outstanding membership interests.

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

Management Equity Purchase

On March 9, 2018, Oncor entered into an Interest Transfer Agreement (OMI Agreement) with Investment LLC, Oncor Holdings and Sempra. Pursuant to the 2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its affiliates, certain members of Oncor’s management, including Oncor’s executive officers and disinterested directors on Oncor’s board of directors, were granted the opportunity to purchase Class B equity interests (Class B Interests) in Investment LLC, an entity whose only assets consist of equity interests in Oncor. Investment LLC held 1,396,008 of the outstanding limited liability company interests in Oncor (the OMI Interests), which represented 0.22% of the outstanding membership interests in Oncor.

Pursuant to the OMI Agreement, concurrent with the closing of the Sempra Acquisition, Investment LLC transferred to Oncor Holdings all of the OMI Interests in exchange for $26 million in cash, which represents approximately $18.60 for each OMI Interest.

PUCT Matters Related to Sempra Acquisition

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

The parties to the Sempra Settlement Stipulation agreed that Sempra’s acquisition of EFH Corp. was in the public interest and would bring substantial benefits.  The Sempra Settlement Stipulation requested that the PUCT approve the Sempra Acquisition.  The joint application filed with the PUCT, the Sempra Settlement Stipulation and the Sempra Order outline certain ring-fencing measures, governance mechanisms and restrictions that apply after the Sempra Acquisition. As a result of these ring-fencing measures, Sempra does not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor, including the deployment or disposition of Oncor’s assets, declarations of dividends, strategic planning and other important corporate issues and actions. These limitations include limited representation on the board of directors of Oncor.

Pursuant to the Sempra Order, following the consummation of the Sempra Acquisition, the board of directors of Oncor is required to consist of thirteen members and be constituted as follows:

•

seven members, which we refer to as disinterested directors, who (i) shall be independent directors in all material respects under the rules of the New York Stock Exchange in relation to Sempra or its subsidiaries and affiliated entities and any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, and (ii) shall have no material relationship with Sempra or its subsidiaries or affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, currently or within the previous ten years;

•	two members shall be designated by Sempra (through Oncor Holdings);
•	two members shall be appointed by Texas Transmission; and
•

two members shall be current or former officers of Oncor (the Oncor Officer Directors), initially Robert S. Shapard and E. Allen Nye, Jr., who are the Chairman of the Board and Chief Executive, respectively.

In order for a current or former officer of Oncor to be eligible to serve as an Oncor Officer Director, the officer cannot have worked for Sempra or any of its affiliates (excluding Oncor Holdings and Oncor) or any other entity with a direct or indirect ownership interest in Oncor or Oncor Holdings in the ten-year period prior to the officer being employed by Oncor.  Oncor Holdings, at the direction of STIH, has the right to nominate and/or seek the removal of the Oncor Officer Directors, subject to approval by a majority of the Oncor board of directors.  STIH is a wholly-owned indirect subsidiary of, and controlled by, Sempra following the Sempra Acquisition.

In addition, the Sempra Order provides that Oncor’s board cannot be overruled by the board of Sempra or any of its subsidiaries on dividend policy, the issuance of dividends or other distributions (except for contractual tax payments), debt issuance, capital expenditures, operation and maintenance expenditures, management and service fees, and appointment or removal of board members, provided that certain actions may also require the additional approval of the Oncor Holdings board of directors. The Sempra Order also provides that any changes to the size, composition, structure or rights of the board must first be approved by the PUCT. In addition, if Sempra acquires Texas Transmission’s interest in Oncor, the two board positions on Oncor’s board of directors that Texas Transmission is entitled to appoint will be eliminated and the size of Oncor’s board of directors will be reduced by two.

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

•

Sempra was required to make, within 60 days after the Sempra Acquisition, its proportionate share of the aggregate equity investment in Oncor in an amount necessary for Oncor to achieve a capital structure consisting of 57.5% long-term debt to 42.5% equity, as calculated for regulatory purposes, and pursuant to that requirement  Sempra contributed $117 million in cash commensurate with its ownership interest to Oncor on April 23, 2018, as discussed in further detail in Note 9;

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

•

Sempra will continue to hold indirectly at least 51% of the ownership interests in Oncor and Oncor Holdings for at least five years following the closing of the Sempra Acquisition, unless otherwise specifically authorized by the PUCT; and

•

Oncor will provide bill credits to electric delivery rates for ultimate credits to customers in an amount equal to 90% of any interest rate savings achieved due to any improvement in its credit ratings or market spreads compared to those as of June 30, 2017 until final rates are set in the next Oncor base rate case filed after PUCT Docket No. 46957 (except that savings will not be included in credits if already realized in rates); and one year after the Sempra Acquisition, Oncor will provide bill credits to electric delivery rates for inclusion in customer bills equal to 90% of any synergy savings until final rates are set in the next Oncor base rate proceeding after the 2017 rate review (PUCT Docket No. 46957), at which time any total synergy savings shall be reflected in Oncor’s rates.  On September 7, 2018, Oncor filed its first semi-annual interest rate savings compliance report with the PUCT and began accruing a bill credit upon the issuance of its new senior secured notes in August 2018.

3.    REGULATORY MATTERS

Regulatory Assets and Liabilities

Recognition of regulatory assets and liabilities and the periods over which they are to be recovered or refunded through rate regulation reflect the decisions of the PUCT.  Components of our regulatory assets and liabilities and their remaining recovery periods as of December 31, 2018 are provided in the table below.  Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period at	At December 31,
	December 31, 2018	2018	2017

Regulatory assets:
Employee retirement liability (a)(b)(c)	To be determined	$648	$854
Employee retirement costs being amortized	9 years	297	331
Employee retirement costs incurred since the last rate review period (b)	To be determined	73	30
Self-insurance reserve (primarily storm recovery costs) being amortized	9 years	351	394
Self-insurance reserve incurred since the last rate review period (b)	To be determined	59	49
Securities reacquisition costs	Lives of related debt	10	12
Deferred conventional meter and metering facilities depreciation	2 years	36	57
Under-recovered AMS costs	9 years	185	206
Excess deferred taxes	Various	-	197
Energy efficiency performance bonus (a)	1 year or less	7	12
Other regulatory assets	Various	25	38
Total regulatory assets		1,691	2,180

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,023	954
Excess deferred taxes	Primarily over lives of related assets	1,571	1,789
Over-recovered wholesale transmission service expense (a)	1 year or less	89	47
Other regulatory liabilities	Various	14	17
Total regulatory liabilities		2,697	2,807
Net regulatory assets (liabilities)		$(1,006)	$(627)

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(c)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

The excess deferred tax related balances are primarily the result of the TCJA corporate federal income tax rate reduction from 35% to 21%.  These regulatory assets and liabilities reflect our obligation, as required by PUCT order in Docket No. 46957, to refund to utility customers any excess deferred tax related balances created by the reduction in the corporate federal income tax rate through reductions in our future tariffs.

DCRF (PUCT Docket No. 48231)

On April 5, 2018, we filed with the PUCT, as well as cities with original jurisdiction over Oncor’s rates, an application for approval of a DCRF.  The DCRF will allow Oncor to recover, primarily through its tariff for retail delivery service, certain costs related to its 2017 distribution investments.  We requested a $19 million increase in annual distribution revenues in our DCRF application.  On June 13, 2018, we filed an unopposed stipulation that reduced the annual distribution revenue increase from $19 million to $15 million.  The PUCT approved the stipulation on August 30, 2018, and the distribution tariffs became effective September 1, 2018.

Application to Decrease Rates Based on the TCJA of 2017 (PUCT Docket No. 48325)

In 2018, we made filings to incorporate the impacts of the TCJA into our tariffs, including the reduced corporate income tax rate from 35% to 21% and amortization of excess deferred federal income taxes. In the filings, we proposed a total net decrease in the revenue requirement used to set transmission and distribution rates of approximately $181 million annually as compared to the revenue requirement approved in Oncor’s most recent rate review, PUCT Docket No. 46957. The proposal included annual rate reductions of $144 million related to the reduction in income tax expense currently included in rates and $37 million related to the amortization of excess deferred income taxes over the lives of related assets. In September 2018, we reached an unopposed stipulation regarding an overall settlement of the TCJA impacts. The settlement includes, on an annual basis, $144 million related to the reduction of income tax expense currently in rates and $75 million related to amortization of excess deferred federal income taxes. The settlement rates have been implemented as follows on an interim basis pending final PUCT approval.

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

In addition, we agreed to refund the tax rate differential amounts collected and deferred since January 1, 2018, through the date the changed tariffs became effective. For transmission customers, we refunded tax amounts collected and deferred through March 26, 2018.  For distribution customers, we refunded tax amounts collected and deferred through October 7, 2018.  In total, the tax rate differential of $73 million was refunded as a bill credit in December 2018.

The pass-through of the impacts of the TCJA to ratepayers is not expected to impact net income. Amortization of excess deferred taxes will result in lower cash inflows as a result of reduced rates to end-use customers.

2017 Rate Review (PUCT Docket No. 46957)

In response to resolutions passed by numerous cities with original jurisdiction over electric utility rates, we filed rate review proceedings with the PUCT and original jurisdiction cities in our service territory in March 2017 based on a January 1, 2016 to December 31, 2016 test year.

In July 2017, we and certain parties to our rate review agreed to a settlement of that rate review, and on August 2, 2017 a settlement agreement was filed with the PUCT that settled all issues in the docket.  On October 13, 2017, the PUCT issued an order approving the settlement of the rate review, subject to closing of the Sharyland Asset Exchange, which closed on November 9, 2017.  As a result of the Sharyland Asset Exchange closing on November 9, 2017, the contingency in the PUCT order in PUCT Docket No. 46957 was met and our new rates as set forth in that order took effect on November 27, 2017.  The order also required us to record as a regulatory liability, instead of revenue, the amount that we collected through our approved tariffs for federal income taxes that was above the new corporate federal income rate.  Other significant findings include a change in our authorized return on equity to 9.80% and a change in our authorized regulatory capital structure to 57.5% debt to 42.5% equity.  Our previous authorized return on equity was 10.25% and our previous authorized regulatory capital structure was 60% debt to 40% equity.  The PUCT order required us to record a regulatory liability from November 27, 2017 until the new authorized regulatory capital structure was met to reflect our actual capitalization prior to achieving the authorized capital structure. Our authorized regulatory capital structure was met in May 2018, and therefore we ceased accruing amounts to the capital structure refund regulatory liability as of that time. The regulatory liability of $6 million was approved on September 14, 2018 in PUCT Docket No. 48522, and the liability was subsequently returned to customers in September 2018.

Also, in accordance with the rate review final order, effective November 27, 2017, the AMS surcharge ceased and ongoing AMS costs are being recovered through base rates which include the recovery of the AMS regulatory asset over a 10-year period.  We continue to recover previously approved retired conventional meters over time as a regulatory asset.

Sharyland Asset Exchange (PUCT Docket No. 47469)

On July 21, 2017, we entered into the Sharyland Agreement with the Sharyland Entities.  The Sharyland Agreement provided that we would exchange certain of our transmission assets and cash for certain of the Sharyland Entities’ distribution assets (constituting substantially all of their electricity distribution business) and certain of their transmission assets.  On October 13, 2017, the PUCT issued an order approving the Sharyland Asset Exchange and on November 9, 2017, the parties consummated the transactions.  For more information on the Sharyland Agreement and the Sharyland Asset Exchange, see Note 14.

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

Reconcilable Tariffs

The PUCT has designated certain tariffs (primarily TCRF, EECRF and previously AMS surcharges and charges related to transition bonds) as reconcilable, which means the differences between amounts billed under these tariffs and the related incurred costs are deferred as either regulatory assets or regulatory liabilities.  Accordingly, at prescribed intervals, future tariffs are adjusted to either repay regulatory liabilities or collect regulatory assets.

As a result of the 2017 rate review order effective November 27, 2017, the AMS surcharges ceased and AMS related expenses and return became recoverable through distribution base rates.

Alternative Revenue Program

The PUCT has implemented an incentive program allowing us to earn performance bonuses by exceeding PUCT energy efficiency program targets. This incentive program is considered an “alternative revenue program” for GAAP purposes and the related performance bonus revenues are outside of the scope of Topic 606.  Annual performance bonuses are recognized as revenue when approved by the PUCT, typically in the third or fourth quarter each year.  In 2018, the PUCT approved a $7 million bonus that we recognized in revenues in 2018.

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

Year Ended December 31,
2018

Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$2,139
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	548
Billed to REPs serving Oncor distribution customers, through TCRF	310
Total transmission base revenues	858
Other miscellaneous revenues	71
Total revenues contributing to earnings	3,068

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	962
EECRF and other regulatory charges	71
Revenues collected for pass-through expenses	1,033

Total operating revenues	$4,101

Customers

Our distribution customers consist of approximately 90 REPs and certain electric cooperatives in our certificated service area.  The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.  Our transmission base revenues are collected from load serving entities benefitting from our transmission system.  Our transmission customers consist of municipalities, electric cooperatives and other distribution companies.  REP subsidiaries of our two largest counterparties represented 23% and 19% of our total operating revenues for the year ended 2018, 22% and 18% for the year ended 2017 and 23% and 17% for the year ended 2016.  No other customer represented more than 10% of our total operating revenues.

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

5.    PROVISION IN LIEU OF INCOME TAXES

Tax Cuts and Jobs Act (TCJA)

On December 22, 2017, the TCJA was signed into law.  Substantially all of the provisions of the TCJA are effective for our taxable years beginning January 1, 2018.  The TCJA includes significant changes to the Code, including amendments which significantly change the taxation of business entities and includes specific provisions related to regulated public utilities such as Oncor.  The most significant TCJA change that impacts us is the reduction in the corporate federal income tax rate from 35% to 21%.  The specific provisions related to regulated public utilities in the TCJA applicable to us include the continued deductibility of interest expense, the elimination of bonus depreciation on certain property acquired after September 27, 2017 and certain rate normalization requirements for accelerated depreciation benefits.

Changes in the Code from the TCJA had a material impact on our financial statements in 2017.  Under GAAP, specifically Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized when the law is enacted, or December 22, 2017 for the TCJA.  Topic 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled.  Based on this, our liability in lieu of deferred income taxes was re-measured at the date of enactment using the new tax rate.

We have completed the measurement and accounting for the effects of the TCJA.  The re-measurement of our liability in lieu of deferred income taxes related to our non-regulated operations resulted in a $21 million charge to the nonoperating provision in lieu of tax expense for the year ended December 31, 2017.  The re-measurement of our liability in lieu of deferred income taxes related to our regulated operations resulted in a $1.6 billion decrease in our liability in lieu of deferred income taxes at December 22, 2017 and a corresponding increase in our regulatory liabilities.

Components of Liability in Lieu of Deferred Income Taxes

The components of our liability in lieu of deferred income taxes are provided in the table below.

	At December 31,
	2018	2017

Deferred Tax Related Assets:
Employee benefit liabilities	$234	$253
Regulatory liabilities	55	15
Other	6	7
Total	295	275
Deferred Tax Related Liabilities:
Property, plant and equipment	1,651	1,551
Regulatory assets	245	240
Other	1	1
Total	1,897	1,792
Liability in lieu of deferred income taxes - net	$1,602	$1,517

Provision (Benefit) in Lieu of Income Taxes

The components of our reported provision (benefit) in lieu of income taxes are as follows:

	Year Ended December 31,
	2018	2017(1)	2016(1)

Reported in operating expenses:
Current:
U.S. federal	$112	$(55)	$60
State	21	20	20
Deferred:
U.S. federal	21	303	191
State	-	-	-
Amortization of investment tax credits	(2)	(2)	(2)
Total reported in operating expenses	152	266	269
Reported in other income and deductions:
Current:
U.S. federal	(32)	(5)	(5)
State	-	-	-
Deferred federal	(3)	6	(10)
Total reported in other income and deductions	(35)	1	(15)
Total provision in lieu of income taxes	$117	$267	$254

________________

(1) As adjusted for the retrospective adoption of ASU 2017-07, as discussed in Note 1.

Reconciliation of provision in lieu of income taxes computed at the U.S. federal statutory rate to provision in lieu of income taxes:

	Year Ended December 31,
	2018	2017	2016

Income before provision in lieu of income taxes	$662	$686	$685
Provision in lieu of income taxes at the U.S. federal statutory rate of 21% for 2018 and 35% for 2017 and 2016	$139	$240	$240
Amortization of investment tax credits – net of deferred tax effect	(2)	(2)	(2)
Amortization of excess deferred taxes	(18)	(1)	(1)
Impact of federal statutory rate change from 35% to 21%	-	21	-
Texas margin tax, net of federal tax benefit	17	13	13
Nontaxable gains on benefit plan investments	(1)	(4)	-
Other, including audit settlements	(18)	-	4
Reported provision in lieu of income taxes	$117	$267	$254
Effective rate	17.7%	38.9%	37.1%

The net amounts of $1.602 billion and $1.517 billion reported in the balance sheets at December 31, 2018 and 2017, respectively, as liability in lieu of deferred income taxes include amounts previously recorded as net deferred tax liabilities.  Upon the sale of equity interests to Texas Transmission and Investment LLC in 2008, we became a partnership for U.S. federal income tax purposes, and the temporary differences that gave rise to the deferred taxes will, over time, become taxable to the equity holders.  Under a tax sharing agreement among us and our equity holders (see Note 1), we make payments to the equity holders related to income taxes when amounts would have become due to the IRS if Oncor was taxed as a corporation.  Accordingly, as the temporary differences become taxable, we will pay the equity holders.  In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Accounting For Uncertainty in Provision in Lieu of Income Taxes

The statute of limitations is open for our partnership tax returns for the years beginning after December 31, 2009, however, the IRS has declined to review the tax returns for the years ended prior to January 1, 2016.  Texas margin tax returns are under examination or still open for examination for tax years beginning after 2014.  We are not a member of  any consolidated federal tax group and assess our liability for uncertain tax positions in our partnership returns.

We had no uncertain tax positions in 2018.  The following table summarizes the changes to the uncertain tax positions reported in other noncurrent liabilities in our consolidated balance sheet during the years ended December 31, 2017 and 2016:

	2017	2016

Balance at January 1, excluding interest and penalties	$3	$3
Reductions based on tax positions related to prior years	(3)	-
Balance at December 31, excluding interest and penalties	$-	$3

As of December 31, 2016, the $3 million balance represents tax positions for which the uncertainty relates to the timing of recognition for tax purposes.  In the first quarter 2017, EFH Corp. settled all open tax claims with the IRS.  As a result, we reduced the liability for uncertain tax positions by $3 million.  This reduction is reported as a decrease in income taxes in 2017.

Noncurrent liabilities included no accrued interest related to uncertain tax positions at December 31, 2018 and 2017.  There were no amounts recorded related to interest and penalties in the years ended December 31, 2018, 2017 and 2016.  The federal income tax benefit on the interest accrued on uncertain tax positions, if any, is recorded as liability in lieu of deferred income taxes.

6.    SHORT-TERM BORROWINGS

At December 31, 2018 and 2017, outstanding short-term borrowings under our commercial paper program (CP Program) and revolving credit facility (Credit Facility) consisted of the following:

	At December 31,
	2018	2017
Total borrowing capacity	$2,000	$2,000
Commercial paper outstanding (a)	(813)	-
Credit facility outstanding (b)	-	(950)
Letters of credit outstanding (c)	(9)	(9)
Available unused credit	$1,178	$1,041

____________

a)	The weighted average interest rate for commercial paper at December 31, 2018 was 2.74%.
b)	The weighted average interest rate for the Credit Facility at December 31, 2017 was 2.62%.
c)	Interest rates on outstanding letters of credit at December 31, 2018 and December 31, 2017 were 1.200% and 1.325%, respectively, based on our credit ratings.

CP Program

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

Revolving Credit Facility

In November 2017, we entered into a $2.0 billion unsecured revolving credit facility (Credit Facility) to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances.  We may request increases in our borrowing capacity in increments of not less than $100 million, not to exceed $400 million in the aggregate, provided certain conditions are met, including lender approvals.  The Credit Facility has a five-year term expiring in November 2022 and gives us the option of requesting up to two one-year extensions, with such extensions subject to certain conditions and lender approvals.  The Credit Facility replaced our previous $2.0 billion secured revolving credit facility (previous credit facility), which was terminated in connection with our entrance into the Credit Facility.  Borrowings under our previous credit facility were secured with the lien of the Deed of Trust discussed in Note 7 below.

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

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.075% to 0.225% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the Credit Facility.  Letter of credit fees on the stated amount of letters of credit issued under the Credit Facility are payable to the lenders quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR.  Customary fronting and administrative fees are also payable to letter of credit fronting banks.  At December 31, 2018, letters of credit bore interest at 1.20%, and a commitment fee (at a rate of 0.125% per annum) was payable on the unfunded commitments under the Credit Facility, each based on our current credit ratings.

Under the terms of the Credit Facility, the commitments of the lenders to make loans to us are several and not joint.  Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

The Credit Facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries.  In addition, the Credit Facility requires that we maintain a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.  For purposes of the ratio, debt is calculated as indebtedness defined in the Credit Facility (principally, the sum of long-term debt, any capital leases, short-term debt and debt due currently in accordance with GAAP).  Capitalization is calculated as membership interests determined in accordance with GAAP plus indebtedness described above.  At December 31, 2018, we were in compliance with this and all other covenants.

7.    LONG-TERM DEBT

Our senior notes are secured by a first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.  At December 31, 2018 and 2017, our long-term debt consisted of the following:

	December 31,
	2018	2017

Secured:
6.80% Fixed Senior Notes due September 1, 2018	$-	$550
2.15% Fixed Senior Notes due June 1, 2019	250	250
5.75% Fixed Senior Notes due September 30, 2020	126	126
4.10% Fixed Senior Notes due June 1, 2022	400	400
7.00% Fixed Debentures due September 1, 2022	482	800
2.95% Fixed Senior Notes due April 1, 2025	350	350
3.70% Fixed Senior Notes due November 15, 2028	350	-
5.75% Fixed Senior Notes due March 15, 2029	318	-
7.00% Fixed Senior Notes due May 1, 2032	500	500
7.25% Fixed Senior Notes due January 15, 2033	350	350
7.50% Fixed Senior Notes due September 1, 2038	300	300
5.25% Fixed Senior Notes due September 30, 2040	475	475
4.55% Fixed Senior Notes due December 1, 2041	400	400
5.30% Fixed Senior Notes due June 1, 2042	500	500
3.75% Fixed Senior Notes due April 1, 2045	550	550
3.80% Fixed Senior Notes due September 30, 2047	325	325
4.10% Fixed Senior Notes due November 15, 2048	450	-
Secured long-term debt	6,126	5,876
Unsecured:
Term loan credit agreement due no later than March 26, 2019	-	275
Term loan credit agreement maturing December 9, 2019	350	-
Total long-term debt	6,476	6,151
Unamortized discount and debt issuance costs	(41)	(34)
Less amount due currently	(600)	(550)
Long-term debt, less amounts due currently	$5,835	$5,567

Debt-Related Activity in 2018

Debt Repayments

Repayments of long-term debt in 2018 consisted of $275 million aggregate principal amount of the term loan credit agreement due March 26, 2019 and $550 million aggregate principal amount of our 6.80% senior secured notes due September 1, 2018 (2018 Notes).  The term loan credit agreement was repaid in full, and the 2018 Notes were defeased on August 10, 2018.

Debt Issuances

Senior Secured Notes

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

Interest on the New Notes is payable in cash semiannually in arrears on May 15 and November 15 of each year, and the first interest payment was November 15, 2018.  Prior to August 15, 2028, in the case of the 2028 Notes, and May 15, 2048, in the case of the 2048 Notes, we may redeem such Notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium.  On and after August 15, 2028, in the case of the 2028 Notes, and May 15, 2048, in the case of the 2048 Notes, we may redeem such New Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of such New Notes, plus accrued and unpaid interest. The New Notes also contain customary events of default, including failure to pay principal or interest when due.

The New Notes and 2029 Notes (defined below) were issued in separate private placements.  In January 2019, we completed an offering with the holders of the New Notes and 2029 Notes to exchange their respective New Notes and 2029 Notes for notes that have terms identical in all material respects to the New Notes and 2029 Notes (Exchange Notes), except that the Exchange Notes do not contain terms with respect to transfer restrictions, registration rights and payment of additional interest for failure to observe certain obligations in a certain registration rights agreement.  The Exchange Notes were registered on a Form S-4, which was declared effective in December 2018.

Debt Exchange

On November 30, 2018, we issued $318 million aggregate principal amount of 5.75% Senior Secured Notes due 2029 (the “2029 Notes”) in exchange for a like principal amount of our outstanding 7.00% Debentures due 2022 (the “2022 Notes”). We received no proceeds from the exchange.

The 2029 Notes bear interest at a rate of 5.75% per annum and mature on March 15, 2029. Interest on the 2029 Notes is payable in cash semiannually in arrears on March 15 and September 15 of each year, and the first interest payment is due on March 15, 2019. Prior to December 15, 2028, Oncor may redeem the New Notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after December 15, 2028, Oncor may redeem the New Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of such New Notes, plus accrued and unpaid interest. The 2029 Notes, the Indenture and the Deed of Trust also contain customary events of default, including failure to pay principal or interest on the New Notes when due, among others.

Term Loan Credit Agreement

On December 10, 2018, we entered into an unsecured term loan credit agreement in an aggregate principal amount of $350 million.  We used the proceeds (net of the fees and expenses) for general corporate purposes, including to repay notes under our CP Program.  The term loan credit agreement has a 12-month term maturing on December 9, 2019, and may be extended at our option up to an additional six months.

At December 31, 2018, we had outstanding borrowings of $350 million under the term loan credit agreement bearing interest at a rate per annum of 3.44%.

Loans under the term loan credit agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.55%, until December 9, 2019, and LIBOR plus 0.60% on or after December 10, 2019, or (ii) an alternate base rate (the highest of (1) the prime rate of Mizuho, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%).

The term loan credit agreement contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things, incurring additional liens, entering into mergers and consolidations, and sales of substantial assets.  In addition, the term loan credit agreement requires that we maintain a consolidated senior debt to capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.  At December 31, 2018, we were in compliance with the covenants under our term loan credit agreement.

The term loan credit agreement also contains customary events of default for facilities of this type the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments, including certain changes in control of Oncor that are not permitted transactions under the term loan credit agreement, cross-default provisions in the event Oncor or any of its subsidiaries defaults on indebtedness in a principal amount in excess of $100 million or receives judgments for the payment of money in excess of $100 million that are not discharged within 60 days.

Deed of Trust

Our secured indebtedness is secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness (excluding borrowings under the Credit Facility and the term loan credit agreement) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At December 31, 2018, the amount of available bond credits was approximately $3.586 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $2.587 billion.

Maturities

Long-term debt maturities at December 31, 2018, are as follows:

Year	Amount
2019	$600
2020	126
2021	-
2022	882
2023	-
Thereafter	4,868
Unamortized discount and debt issuance costs	(41)
Total	$6,435

Fair Value of Long-Term Debt

At December 31, 2018 and 2017, the estimated fair value of our long-term debt (including current maturities) totaled $7.086 billion and $7.153 billion, respectively, and the carrying amount totaled $6.435 billion and $6.117 billion, respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

8.    COMMITMENTS AND CONTINGENCIES

EFH Bankruptcy Proceedings and Sempra Acquisition

In April 2014, EFH Corp. and the substantial majority of its direct and indirect subsidiaries at the time, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. The Oncor Ring-Fenced Entities were not parties to the EFH Bankruptcy Proceedings.  In connection with the plans of reorganization in the EFH Bankruptcy Proceedings, on March 9, 2018, the Sempra Acquisition was completed.  See Note 2 for further information regarding the resolution of the EFH Bankruptcy Proceedings and the Sempra Acquisition and Note 11 for our related-party transactions involving members of the Texas Holdings Group and Sempra.

Leases

At December 31, 2018, our future minimum lease payments under our operating leases (with initial or remaining noncancelable lease terms in excess of one year) were as follows:

Year	Amount
2019	$29
2020	22
2021	20
2022	15
2023	8
Thereafter	5
Total future minimum lease payments	$99

Rent charged to operation and maintenance expense totaled $28 million, $27 million and $9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Capital Expenditures

As part of the Sempra Acquisition, Oncor has committed to make minimum aggregate capital expenditures equal to at least $7.5 billion over the 5-year period ending December 31, 2022 as discussed in Note 2.

Energy Efficiency Spending

We are required to annually invest in programs designed to improve customer electricity demand efficiencies to satisfy ongoing regulatory requirements.  The 2019 requirement is $50 million, which is recoverable in rates.

Legal/Regulatory Proceedings

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.

Labor Contracts

At December 31, 2018, approximately 18% of our full time employees were represented by a labor union and covered by a collective bargaining agreement with an expiration date of October 25, 2019.

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

We have not identified any significant potential environmental liabilities at this time.

9.    MEMBERSHIP INTERESTS

Cash Distributions

Distributions are limited by the requirement to maintain our regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes.  The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt including capital leases plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  Equity is calculated as membership interests determined in accordance with GAAP, excluding the effects of acquisition accounting from a 2007 transaction (which included recording the initial goodwill and fair value adjustments and subsequent related impairments and amortization).

Our PUCT authorized capital structure is 57.5% debt to 42.5% equity effective November 27, 2017 based on the PUCT order issued in PUCT Docket No. 46957 (see Note 3 for additional information).  Our previous PUCT authorized capital structure was 60% debt to 40% equity.  At December 31, 2018, $41 million was available for distribution to our members, as our regulatory capitalization ratio was 57.3% debt to 42.7% equity. The PUCT order required us to record a regulatory liability from November 27, 2017 until the new authorized regulatory capital structure was met to reflect our actual capitalization prior to achieving the authorized capital structure.  Our authorized regulatory capital structure was met in May 2018, and therefore we ceased accruing amounts to the capital structure refund regulatory liability as of that time. The regulatory liability of $6 million was approved on September 14, 2018 in PUCT Docket No. 48522, and the liability was subsequently returned to customers in September 2018.

On February 20, 2019, our board of directors declared a cash distribution of $71 million, which was paid to our members on February 22, 2019.  During 2018, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
October 24, 2018	November 6, 2018	$179
July 25, 2018	August 1, 2018	$30

During 2017, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
July 26, 2017	August 1, 2017	$65
April 26, 2017	April 27, 2017	$86
March 22, 2017	March 24, 2017	$86

Cash Contributions

On February 19, 2019, we received cash capital contributions from our members totaling $70 million.  During 2018, we received the following capital cash contributions from our members.

Received	Amount
November 2018	$140
April 2018	$144

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016 net of tax.

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2015	$(22)	$(91)	$(113)
Defined benefit pension plans	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	2	-	2
Balance at December 31, 2016	$(20)	$(91)	$(111)
Defined benefit pension plans	-	8	8
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	2	-	2
Balance at December 31, 2017	$(18)	$(83)	$(101)
Defined benefit pension plans	-	(65)	(65)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	2	-	2
Balance at December 31, 2018	$(16)	$(148)	$(164)

10.    EMPLOYEE BENEFIT PLANS

Regulatory Recovery of Pension and OPEB Costs

PURA provides for our recovery of pension and OPEB costs applicable to services of our active and retired employees, as well as services of certain EFH Corp./Vistra active and retired employees for periods prior to the deregulation and disaggregation of EFH Corp.’s electric utility businesses effective January 1, 2002 (recoverable service).  Accordingly, in 2005, we entered into an agreement with a predecessor of EFH Corp. whereby we assumed responsibility for applicable pension and OPEB costs related to those personnel’s recoverable service.  We subsequently entered into agreements with EFH Corp. and a Vistra affiliate regarding provision of these benefits.  Pursuant to our agreement with the Vistra affiliate, we now sponsor an OPEB plan that provides certain retirement healthcare and life insurance benefits to eligible former Oncor, EFH Corp. and Vistra employees for whom both Oncor and Vistra bear a portion of the benefit responsibility.  See “OPEB Plans” below for more information.

We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service.  Amounts deferred are ultimately subject to regulatory approval.  At December 31, 2018 and 2017, we had recorded regulatory assets totaling $1.018 billion and $1.215 billion, respectively, related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income.

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

At December 31, 2018, the pension plans’ projected benefit obligation included a net actuarial gain of $232 million for 2018 due primarily to an increase in the discount rate.  Actual returns on pension plan assets in 2018 were less than the expected return on assets by $299 million resulting in a net actuarial loss of $67 million.  We expect the pension plans’ estimated amortizations of net actuarial losses to decrease by $20 million in 2019 reflecting these changes.

OPEB Plans

We currently sponsor two OPEB Plans. One plan covers our eligible current and future retirees whose services are 100% attributed to the regulated business.  Effective January 1, 2018, we established a second plan to cover EFH Corp./Vistra retirees and eligible current and future retirees whose employment services were assigned to both Oncor (or a predecessor regulated utility business) and the non-regulated business of EFH Corp./Vistra.  Vistra is solely responsible for its portion of the liability for retiree benefits related to those retirees.  The establishment of the second plan is not expected to have an impact on our financial statements.

OPEB plans’ contributions are generally required to be made at least annually based on OPEB expense included in rates.  Contributions are placed in an irrevocable external trust fund dedicated to the payment of OPEB expenses.

At December 31, 2018, the OPEB plans’ projected benefit obligation included a net actuarial gain of $196 million for 2018 including $88 million from an increase in the discount rate and $108 million from changes associated with updates to census data, mortality, health care claims and trend assumptions.  Actual returns on OPEB plans’ assets in 2018 were less than the expected return on assets by $19 million resulting in a net actuarial gain of $177 million.  We expect the OPEB plans’ estimated amortizations of net actuarial losses to decrease by $38 million in 2019 reflecting these changes.

Pension and OPEB Costs Recognized as Expense

Pension and OPEB amounts provided herein include amounts related only to our portion of the various plans based on actuarial computations and reflect our employee and retiree demographics as described above.  Our net costs related to pension and OPEB plans for the years ended December 31, 2018, 2017 and 2016 were comprised of the following:

	Year Ended December 31,
	2018	2017	2016

Pension costs	$77	$85	$76
OPEB costs	70	58	62
Total benefit costs	147	143	138
Less amounts recognized principally as property or a regulatory asset	(69)	(98)	(100)
Net amounts recognized as operation and maintenance expense or other deductions	$78	$45	$38

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

The fair value method is used to determine the market-related value of the assets held in the trust for purposes of calculating OPEB cost.

Detailed Information Regarding Pension and OPEB Benefits

The following pension and OPEB information is based on December 31, 2018, 2017 and 2016 measurement dates:

	Pension Plans			OPEB Plans
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016

Assumptions Used to Determine Net Periodic Pension and OPEB Costs:
Discount rate	3.54%	4.05%	4.30%	3.73%	4.35%	4.60%
Expected return on plan assets	5.11%	5.17%	5.54%	6.20%	6.10%	6.30%
Rate of compensation increase	4.46%	3.33%	3.29%	-	-	-

Components of Net Pension and OPEB Costs:
Service cost	$27	$24	$23	$8	$7	$7
Interest cost	121	131	134	44	47	49
Expected return on assets	(120)	(115)	(122)	(9)	(8)	(9)
Amortization of prior service cost (credit)	-	-	-	(30)	(20)	(20)
Amortization of net loss	49	45	41	57	32	35
Net periodic pension and OPEB costs	$77	$85	$76	$70	$58	$62

Other Changes in Plan Assets and Benefit Obligations Recognized as Regulatory Assets or in Other Comprehensive Income:
Net loss (gain)	$67	$(11)	$41	$(177)	$139	$10
Amortization of net loss	(49)	(45)	(41)	(57)	(32)	(35)
Plan amendments	-	-	-	-	(78)	-
Amortization of prior service (cost) credit	-	-	-	30	20	20
Total recognized as regulatory assets or other comprehensive income	18	(56)	-	(204)	49	(5)
Total recognized in net periodic pension and OPEB costs and as regulatory assets or other comprehensive income	$95	$29	$76	$(134)	$107	$57

	Pension Plans			OPEB Plans
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016

Assumptions Used to Determine Benefit Obligations at Period End:
Discount rate	4.18%	3.54%	4.05%	4.41%	3.73%	4.35%
Rate of compensation increase	4.53%	4.46%	3.33%	-	-	-

	Pension Plans		OPEB Plans
	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$3,500	$3,307	$1,198	$1,116
Service cost	27	24	8	7
Interest cost	121	131	44	47
Participant contributions	-	-	19	19
Plan amendments	-	-	-	(78)
Actuarial (gain) loss	(232)	201	(196)	154
Benefits paid	(175)	(163)	(67)	(67)
Annuity purchase	(79)	-	-	-
Projected benefit obligation at end of year	$3,162	$3,500	$1,006	$1,198
Accumulated benefit obligation at end of year	$3,069	$3,387	$-	$-

Change in Plan Assets:
Fair value of assets at beginning of year	$2,600	$2,287	$149	$143
Actual return (loss) on assets	(179)	327	(10)	23
Employer contributions	82	149	41	31
Participant contributions	-	-	19	19
Benefits paid	(175)	(163)	(67)	(67)
Annuity purchase	(79)	-	-	-
Fair value of assets at end of year	$2,249	$2,600	$132	$149

Funded Status:
Projected benefit obligation at end of year	$(3,162)	$(3,500)	$(1,006)	$(1,198)
Fair value of assets at end of year	2,249	2,600	132	149
Funded status at end of year	$(913)	$(900)	$(874)	$(1,049)

	Pension Plans		OPEB Plans
	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017

Amounts Recognized in the Balance Sheet Consist of:
Liabilities:
Other current liabilities	$(4)	$(4)	$(7)	$(12)
Other noncurrent liabilities	(909)	(896)	(867)	(1,037)
Net liability recognized	$(913)	$(900)	$(874)	$(1,049)
Regulatory assets:
Net loss	$534	$538	$171	$402
Prior service cost (credit)	-	-	(57)	(86)
Net regulatory asset recognized	$534	$538	$114	$316
Accumulated other comprehensive net loss	$147	$124	$1	$3

The following tables provide information regarding the assumed health care cost trend rates.

	Year Ended December 31,
	2018	2017

Assumed Health Care Cost Trend Rates – Not Medicare Eligible:
Health care cost trend rate assumed for next year	7.60%	8.00%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2026	2026

Assumed Health Care Cost Trend Rates – Medicare Eligible:
Health care cost trend rate assumed for next year	8.70%	9.40%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2027	2026

	1-Percentage Point Increase	1-Percentage Point Decrease

Sensitivity Analysis of Assumed Health Care Cost Trend Rates:
Effect on accumulated postretirement obligation	$124	$(103)
Effect on postretirement benefits cost	7	(5)

The following table provides information regarding pension plans with projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of the fair value of plan assets.

	At December 31,
	2018	2017

Pension Plans with PBO and ABO in Excess of Plan Assets:
Projected benefit obligations	$3,162	$3,316
Accumulated benefit obligations	3,069	3,207
Plan assets	2,249	2,409

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

The Oncor Retirement Plan’s investments are managed in two pools: one pool associated with the recoverable service portion of plan obligations related to Oncor’s regulated utility business, and a second pool associated with the non-recoverable service portion of plan obligations not related to Oncor’s regulated utility business.  Each pool is invested in a broadly diversified portfolio as shown below.  The second pool represents 28% of total investments at December 31, 2018.

The target asset allocation ranges of the pension plan’s investments by asset category are as follows:

Target Allocation Ranges
Asset Category	Recoverable	Non-recoverable

International equities	13% - 21%	6% - 12%
U.S. equities	16% - 24%	8% - 14%
Real estate	3% - 7%	-
Credit strategies	5% - 10%	5% - 9%
Fixed income	45% - 55%	68% - 78%

Our investment objective for the OPEB plans primarily follows the objectives of the pension plans discussed above, while maintaining sufficient cash and short-term investments to pay near-term benefits and expenses.  The actual amounts at December 31, 2018 provided below are consistent with the asset allocation targets.

Fair Value Measurement of Pension Plans’ Assets

At December 31, 2018 and 2017, pension plans’ assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2018
	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$-	$-	$-	$-
Equity securities:
U.S.	170	2	-	172
International	239	-	-	239
Fixed income securities:
Corporate bonds (a)	-	930	-	930
U.S. Treasuries	-	110	-	110
Other (b)	-	69	-	69
Real estate	-	-	3	3
Total assets in the fair value hierarchy	$409	$1,111	$3	1,523
Total assets measured at net asset value (c)				726
Total fair value of plan assets				$2,249

	At December 31, 2017
	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$-	$11	$-	$11
Equity securities:
U.S.	235	2	-	237
International	271	-	-	271
Fixed income securities:
Corporate bonds (a)	-	1,081	-	1,081
U.S. Treasuries	-	251	-	251
Other (b)	-	44	-	44
Real estate	-	-	3	3
Total assets in the fair value hierarchy	$506	$1,389	$3	1,898
Total assets measured at net asset value (c)				702
Total fair value of plan assets				$2,600

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

Fair Value Measurement of OPEB Plans’ Assets

At December 31, 2018 and 2017, OPEB plans’ assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2018
	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$15	$-	$-	$15
Equity securities:
U.S.	21	-	-	21
International	22	-	-	22
Fixed income securities:
Corporate bonds (a)	-	26	-	26
U.S. Treasuries	-	3	-	3
Other (b)	28	1	-	29
Total assets in the fair value hierarchy	$86	$30	$-	116
Total assets measured at net asset value (c)				16
Total fair value of plan assets				$132

	At December 31, 2017
	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$1	$1	$-	$2
Equity securities:
U.S.	35	-	-	35
International	33	-	-	33
Fixed income securities:
Corporate bonds (a)	-	30	-	30
U.S. Treasuries	-	3	-	3
Other (b)	28	1	-	29
Total assets in the fair value hierarchy	$97	$35	$-	132
Total assets measured at net asset value (c)				17
Total fair value of plan assets				$149

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

Pension Plans		OPEB Plans
Asset Class	Expected Long-Term Rate of Return	Asset Class	Expected Long-Term Rate of Return

International equity securities	7.70%	401(h) accounts	6.63%
U.S. equity securities	6.60%	Life insurance VEBA	6.08%
Real estate	5.40%	Union VEBA	6.08%
Credit strategies	5.58%	Non-union VEBA	2.90%
Fixed income securities	4.30%	Weighted average	6.19%
Weighted average (a)	5.64%

_____________

(a)The 2019 expected long-term rate of return for the nonregulated portion of the Oncor Retirement Plan is 4.91%, and for Oncor's portion of the Vistra Retirement Plan is 5.29%.

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

Assumed Discount Rate

For the Oncor retirement plans at December 31, 2018, we selected the assumed discount rate using the Aon AA-AAA Bond Universe yield curve, which is based on corporate bond yields and at December 31, 2018 consisted of  1,044 corporate bonds with an average rating of AA and AAA using Moody’s, S&P and Fitch ratings.  For the Oncor OPEB Plans at December 31, 2018, we selected the assumed discount rate using the Aon AA Above Median yield curve, which is based on corporate bond yields and at December 31, 2018 consisted of 377 corporate bonds with an average rating of AA using Moody’s, S&P and Fitch ratings.

Amortization in 2019

In 2019, amortization of the net actuarial loss for the defined benefit pension plans from regulatory assets and other comprehensive income into net periodic benefit cost is expected to be $26 million and $3 million, respectively.  No amortization of prior service credit is expected in 2019 for the defined benefit pension plans.  Amortization of the net actuarial loss for the OPEB plans from regulatory assets and other comprehensive income into net periodic benefit cost is expected to be $19 million and zero, respectively.  Amortization of prior service credit for the OPEB plans from regulatory assets and other comprehensive income into net periodic benefit cost is expected to be $19 million and zero, respectively.

Pension and OPEB Plans Cash Contributions

Our contributions to the benefit plans were as follows:

	Year Ended December 31,
	2018	2017	2016

Pension plans contributions	$82	$149	$4
OPEB plans contributions	41	31	31
Total contributions	$123	$180	$35

Our funding for the pension plans and the Oncor OPEB Plans is expected to total $41 million and $35 million, respectively in 2019 and approximately $538 million and $179 million, respectively, in the 2019 to 2023 period.

Future Benefit Payments

Estimated future benefit payments to participants are as follows:

	2019	2020	2021	2022	2023	2024-28

Pension plans	$183	$187	$192	$196	$200	$1,031
OPEB plans	$53	$56	$58	$61	$63	$320

Thrift Plan

Our employees are eligible to participate in a qualified savings plan, a participant-directed defined contribution plan intended to qualify under Section 401(a) of the Code, and is subject to the provisions of ERISA.  Under the plan, employees may contribute, through pre-tax salary deferrals and/or after-tax applicable payroll deductions, a portion of their regular salary or wages as permitted under law.  Employer matching contributions are made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the Cash Balance Formula of the Oncor Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the Traditional Retirement Plan Formula of the Oncor Retirement Plan.  Employer matching contributions are made in cash and may be allocated by participants to any of the plan's investment options.  Our contributions to the Oncor Thrift Plan totaled $19 million, $17 million and $15 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

In November 2012, we accepted the early exercise of all outstanding SARs (both vested and unvested) issued to date pursuant to both SARs Plans.  As part of the 2012 early exercise of SARs we began accruing interest on dividends declared with respect to the SARs.  Under both SARs plans, dividends that were paid in respect of Oncor membership interests while the SARs were outstanding were credited to the SARs holder’s account as if the SARs were units, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency, a change in control, or the occurrence of an event triggering SAR exercisability pursuant to Section 5(c)(ii) of the SARs Plan.  As a result of the Sempra Acquisition, the dividend and interest accounts were distributed in 2018, totaling $15 million.   For accounting purposes, the liability was discounted based on an employee’s or director’s expected retirement date. We recognized $4 million, $1 million and $1 million in accretion and interest with respect to such dividend and interest accounts in the years 2018, 2017 and 2016, respectively.

12.   RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions and related matters.  As a result of the EFH Bankruptcy Proceedings, EFH Corp. subsidiaries discontinued providing us administrative services after 2016. As a result of the Vistra Spin-Off, Vistra and its subsidiaries, including Luminant and TXU Energy, ceased to be related parties as of October 3, 2016.

•

We recorded revenue from TCEH, principally for electricity delivery fees, which totaled $715 million for the period January 1, 2016 through October 2, 2016.  The fees are based on rates regulated by the PUCT that apply to all REPs.

•

EFH Corp. subsidiaries charged us for certain administrative services at cost in 2016.  Our payments to EFH Corp. subsidiaries for administrative services, which are primarily reported in operation and maintenance expenses, totaled $1 million for 2016.  We also charged each other for shared facilities at cost.  Our payments to EFH Corp. subsidiaries for shared facilities totaled $3 million for 2016.  Payments we received from EFH Corp. subsidiaries related to shared facilities totaled $1 million for 2016.

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

Amounts payable to (receivable from) members related to income taxes under the agreement and reported on our balance sheet consisted of the following:

	At December 31, 2018			At December 31, 2017
	STH	Texas Transmission	Total	EFH Corp.	Texas Transmission	Total

Federal income taxes payable (receivable)	$4	$1	$5	$(21)	$(5)	$(26)
Texas margin taxes payable	21	-	21	21	-	21
Net payable (receivable)	$25	$1	$26	$-	$(5)	$(5)

Cash payments made to (received from) members related to income taxes consisted of the following:

	Year Ended December 31, 2018				Year Ended December 31, 2017			Year Ended December 31, 2016
	STH	EFH Corp.	Texas Transm.	Total	EFH Corp.	Texas Transm.	Total	EFH Corp.

Federal income taxes	$59	$(19)	$10	$50	$(102)	$(12)	$(114)	$-
Texas margin taxes	21	-	-	21	20	-	20	20
Total payments (receipts)	$80	$(19)	$10	$71	$(82)	$(12)	$(94)	$20

•

As of March 8, 2018, approximately 16% of the equity in an existing vendor of the company was owned by a member of the Sponsor Group.  As a result of the Sempra Acquisition, the Sponsor Group ceased to be a related party as of March 9, 2018.  During 2018, 2017 and 2016, this vendor performed transmission and distribution system construction and maintenance services for us.  Cash payments were made for such services to this vendor and/or its subsidiaries totaling $35 million dollars for the year-to-date period ended March 8, 2018, of which approximately $33 million was capitalized and $2 million was recorded as an operation and maintenance expense.  Cash payments were made for such services to this vendor and/or its subsidiaries totaling $219 million for 2017, of which approximately $210 million was capitalized and $9 million recorded as an operation and maintenance expense, and $188 million for 2016, of which approximately $180 million was capitalized and $8 million recorded as an operation and maintenance expense.  At December 31, 2017, we had outstanding trade payables to this vendor of $7 million.

See Notes 1, 5, 9 and 10 for information regarding the tax sharing agreement, distributions to members and our participation in the Vistra Retirement Plan.

13.   SUPPLEMENTARY FINANCIAL INFORMATION

Variable Interest Entities

Through December 29, 2016, we were the primary beneficiary of and consolidated a former wholly-owned VIE, Bondco, which was organized for the limited purpose of issuing specific transition bonds and purchasing and owning transition property acquired from us that was pledged as collateral to secure the bonds.  We acted as the servicer for this entity to collect transition charges authorized by the PUCT.  These funds were remitted to the trustee and used for interest and principal payments on the transition bonds and related costs.  Bondco was dissolved effective December 29, 2016.

Bondco had issued an aggregate $1.3 billion principal amount of transition bonds during 2003 and 2004.  The 2003 Series transition bonds matured and were paid in full in 2015 and the 2004 Series transition bonds matured and were paid in full in May 2016.  We did not provide any financial support to Bondco during the year ended December 31, 2016.

Other Income and (Deductions)

	Year Ended December 31,
	2018	2017	2016

Professional fees	$(12)	$(15)	$(15)
Sempra Acquisition related costs	(12)	-	-
Recoverable Pension and OPEB - non-service costs (a)	(53)	(31)	(28)
Non-recoverable pension and OPEB (Note 10)	(6)	(5)	(2)
Interest income	1	6	2
Other	(2)	(1)	-
Total other income and (deductions) - net	$(84)	$(46)	$(43)

________________

(a) Years 2017 and 2016 are adjusted for the retrospective adoption of ASU 2017-07, as discussed in Note 1.

Interest Expense and Related Charges

	Year Ended December 31,
	2018	2017	2016

Interest	$358	$351	$341
Amortization of debt issuance costs and discounts	6	3	3
Less allowance for funds used during construction – capitalized interest portion	(13)	(12)	(8)
Total interest expense and related charges	$351	$342	$336

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At December 31,
	2018	2017

Gross trade accounts and other receivables	$562	$638
Allowance for uncollectible accounts	(3)	(3)
Trade accounts receivable – net	$559	$635

At December 31, 2018, REP subsidiaries of two of our largest counterparties represented approximately 13% and 10% of the trade accounts receivable balance and at December 31, 2017, represented approximately 12% and 10% of the trade accounts receivable balance.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by nonaffiliated REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheet consist of the following:

	At December 31,
	2018	2017

Assets related to employee benefit plans, including employee savings programs	$108	$111
Land	12	2
Total investments and other property	$120	$113

The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans.  At December 31, 2018 and 2017, the face amount of these policies totaled $157 million and $162 million, respectively, and the net cash surrender values (determined using a Level 2 valuation technique) totaled $87 million and $84 million at December 31, 2018 and 2017, respectively.  Changes in cash surrender value are netted against premiums paid.  Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/	At December 31,
	Avg. Life at December 31, 2018	2018	2017
Assets in service:
Distribution	2.8% / 35.1 years	$13,105	$12,467
Transmission	2.9% / 34.4 years	8,568	7,870
Other assets	6.9% / 14.6 years	1,497	1,380
Total		23,170	21,717
Less accumulated depreciation		7,513	7,255
Net of accumulated depreciation		15,657	14,462
Construction work in progress		417	402
Held for future use		16	15
Property, plant and equipment – net		$16,090	$14,879

Depreciation expense as a percent of average depreciable property approximated 2.8%, 3.4% and 3.5% for the years ended December 31, 2018, 2017 and 2016, respectively.

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At December 31, 2018			At December 31, 2017
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$464	$101	$363	$453	$96	$357
Capitalized software	787	385	402	679	339	340
Total	$1,251	$486	$765	$1,132	$435	$697

Aggregate amortization expense for intangible assets totaled $50 million, $57 million and $61 million for the years ended December 31, 2018, 2017 and 2016, respectively.  At December 31, 2018, the weighted average remaining useful lives of capitalized land easements and software were 82 years and 9 years, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense

2019	$50
2020	49
2021	49
2022	49
2023	49

At both December 31, 2018 and 2017, goodwill totaling $4.1 billion was reported on our balance sheet.  None of this goodwill is being deducted for tax purposes.  See Note 1 regarding goodwill impairment assessment and testing.

Employee Benefit Obligations and Other

Employee benefit obligations and other reported on our balance sheet consisted of the following:

	At December 31,
	2018	2017

Retirement plans and other employee benefits	$1,858	$2,035
Investment tax credits	8	10
Other	77	57
Total employee benefit obligations and other	$1,943	$2,102

Supplemental Cash Flow Information

	Year Ended December 31,
	2018	2017	2016
Cash payments related to:

Interest	$368	$345	$336
Less capitalized interest	(13)	(12)	(8)
Interest payments (net of amounts capitalized)	$355	$333	$328

Amount in lieu of income taxes:
Federal	$50	$(114)	$-
State	21	20	20
Total payments (refunds) in lieu of income taxes	$71	$(94)	$20

Noncash Sharyland Asset Exchange costs	$-	$383	$-
Noncash construction expenditures (a)	$174	$129	$122

______________

(a)Represents end-of-period accruals.

Quarterly Information (unaudited)

Results of operations by quarter for the years ended December 31, 2018 and 2017 are summarized below.  In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made.  Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors.

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$990	$1,021	$1,095	$995
Operating income	202	244	293	206
Net income	89	143	194	119

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$935	$964	$1,068	$991
Operating income(1)	164	202	252	190
Net income	73	112	157	77

________________

(1) As adjusted for the retrospective adoption of ASU 2017-07, as discussed in Note 1.

14.   ACQUISITION ACTIVITY

Pending InfraREIT Acquisition

On October 18, 2018, we entered into the InfraREIT Merger Agreement, pursuant to which we plan to acquire all of the equity interests of InfraREIT and its subsidiary, InfraREIT Partners, subject to the conditions discussed below. The InfraREIT Acquisition will occur through the merger of InfraREIT with and into a newly formed wholly-owned subsidiary of Oncor, followed by the merger of another newly formed wholly-owned subsidiary of Oncor with and into InfraREIT Partners. InfraREIT’s stockholders and the limited partners of InfraREIT Partners will receive $21.00 in cash per share of common stock or limited partnership unit, as applicable. Total purchase price based on the number of shares and partnership units of InfraREIT and InfraREIT Partners currently outstanding is approximately $1.275 billion, plus we will bear certain transaction costs incurred by InfraREIT (including a management agreement termination fee of approximately $40.5 million that InfraREIT has agreed to pay Hunt Consolidated, Inc. at closing). The acquisition also includes InfraREIT’s outstanding debt, which totaled approximately $945 million at September 30, 2018.

In connection with entering into the InfraREIT Merger Agreement, we have received a commitment letter from Sempra and certain indirect equity holders of Texas Transmission (collectively, Equity Commitment Parties), pursuant to which, subject to the terms and conditions set forth therein, the Equity Commitment Parties have committed to provide their pro rata share of capital contributions to us in an aggregate principal amount of up to $1.330 billion, to fund the cash consideration payable by us in the InfraREIT Acquisition and the payment of related fees and expenses. The funding provided for in the commitment letter is contingent on the satisfaction of customary conditions, including the substantially simultaneous closing of the transactions contemplated by the InfraREIT Merger Agreement, but is not a condition to the closing of the InfraREIT Acquisition.

As a condition to the InfraREIT Acquisition, InfraREIT’s subsidiary, SDTS, and SDTS’s tenant, SU, will complete an asset exchange (SDTS-SU Asset Exchange) immediately prior to the closing of the InfraREIT Acquisition, pursuant to which SDTS will exchange certain of its south Texas assets for certain north Texas assets owned by SU. As a result, upon closing of the InfraREIT Acquisition, we will own all of SDTS’s and SU’s assets and projects in north, central and west Texas and SU will own its and SDTS’s assets in south Texas.

In addition, as a condition to the closing of the SDTS-SU Asset Exchange, Sempra will acquire an indirect 50 percent limited partnership interest in SU (Sempra-SU Transaction). As a result of the Sempra-SU Transaction, SU will be our affiliate for purposes of PUCT rules. The SDTS-SU Asset Exchange also contemplates that at closing we and SU will enter into a future development agreement and, subject to receipt of certain PUCT approvals, an operation and maintenance agreement. The future development agreement addresses ownership and funding of potential future SU transmission projects, under certain circumstances, where at least one endpoint of the project is a legacy SDTS asset. Oncor and SU will each own and fund certain percentages of the project depending on the project type and location of the transmission project’s endpoints. The operation and maintenance agreement provides that we will provide to SU certain operations and maintenance services with respect to the SU assets in south Texas. Such services will be provided by us to SU at cost without a markup or profit.

Oncor, InfraREIT and InfraREIT Partners have agreed to use their respective reasonable best efforts, subject to certain exceptions, to consummate the InfraREIT Acquisition as promptly as practicable.  Closing of the InfraREIT Acquisition is subject to the satisfaction of customary closing conditions, including the satisfaction of certain regulatory conditions, including the receipt of the approval of the PUCT and the FERC, and clearance by the Committee on Foreign Investment in the United States. The parties filed a single, integrated Joint Application for Sale, Transfer or Merger with the PUCT on November 30, 2018 in PUCT Docket No. 48929.  The parties also filed a single, integrated Joint Application under Section 203 of the Federal Power Act on November 30, 2018, in Docket No. EC19-31. On February 7, 2019, InfraREIT announced that its stockholders voted to adopt the InfraREIT Merger Agreement at a special meeting of its stockholders.

Sharyland Asset Exchange

On July 21, 2017, we entered into an Agreement and Plan of Merger by and among the Sharyland Entities, Oncor, and Oncor AssetCo LLC, a Texas limited liability company and wholly-owned subsidiary of Oncor. Pursuant to that agreement, on November 9, 2017, we exchanged approximately $383 million of our transmission assets, consisting of 517 circuit miles of 345 kV transmission lines, and approximately $25 million in cash for approximately $408 million of the

Sharyland Entities’ distribution assets (constituting substantially all of their electricity distribution business) and certain of their transmission assets. The Sharyland Asset Exchange expanded our customer base in west Texas and provides some potential growth opportunities of the distribution network. The transaction for assets between Oncor and the Sharyland Entities was structured to qualify, in part, as a simultaneous tax deferred like kind exchange of assets to the extent that the assets exchanged are of “like kind” (within the meaning of section 1031 of the Code). The Sharyland Asset Exchange did not have a material effect on our results of operations, financial position or cash flows.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at December 31, 2018.  Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.  There has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The management of Oncor Electric Delivery Company LLC performed an evaluation as of December 31, 2018 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control - Integrated Framework (2013). Based on the review performed, management believes that as of December 31, 2018 Oncor Electric Delivery Company LLC's internal control over financial reporting was effective.

The independent registered public accounting firm of Deloitte & Touche LLP as auditors of the consolidated financial statements of Oncor Electric Delivery Company LLC has issued an attestation report on Oncor Electric Delivery Company LLC’s internal control over financial reporting.

/s/ E. ALLEN NYE, JR.	/s/ DON J. CLEVENGER
E. Allen Nye, Jr., Chief Executive	Don J. Clevenger, Senior Vice President
and Chief Financial Officer

February 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC Dallas, Texas

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Oncor Electric Delivery Company LLC and subsidiary (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the financial statements as of and for the year ended December 31, 2018, of the Company and our report, dated February 26, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Dallas, Texas

February 26, 2019

Item 9B.OTHER INFORMATION

On February 21, 2019, Oncor entered into a Contract for Services with David M. Davis, pursuant to which Mr. Davis will serve as an advisor to Oncor’s executive management and transition knowledge gained from his time at Oncor to Oncor’s management. Mr. Davis retired from Oncor effective December 31, 2018, as Oncor’s Executive Vice President, Strategy and Planning. As compensation for his services, Mr. Davis will receive a retainer of $150,000. The agreement expires on December 31, 2019, although either party may terminate the agreement upon written notice to the other party. In the event Mr. Davis terminates the agreement, or in the event of certain terminations of the agreement by Oncor, Mr. Davis will be required to reimburse to Oncor a pro-rated portion of any retainer received for the year in which termination occurs. The pro-rated amount of the reimbursement will be calculated by multiplying the number of full quarters between the effective date of the termination and the end of the consulting year by $37,500.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of our directors and information about them, as furnished by the directors themselves, are set forth below:

Name	Age	Business Experience and Qualifications
James R. Adams	79

James R. Adams has served as a member of our board of directors since July 2015. He served as Chairman of our board of directors from July 2015 to the closing of the Sempra Acquisition in March 2018. Mr. Adams has served as a business consultant, business advisor and private investor since 1998. He previously served from 1996 to 1998 as the Chairman of Texas Instruments Incorporated, a NASDAQ-listed, global Fortune 500 semiconductor company. Prior to 1996, Mr. Adams had an extensive career in the telecommunications industry, serving in various leadership positions with SBC Communications (now AT&T Inc.) and its affiliates and predecessors from 1965 until his retirement in 1995, including serving as Group President of SBC Communications Inc. from 1993 to 1995, President and CEO of Southwestern Bell Telephone Company from 1989 to 1993, President of the Texas division of Southwestern Bell from 1984 to 1989, and Executive Vice President of AT&T Residence Business from 1981 to 1984. Mr. Adams currently serves as a senior advisor to Texas Next Capital, a private equity partnership that invests in Texas businesses to drive economic growth in Texas. He also serves on the boards of directors of TransPecos Financial Corp. and TransPecos Development Corp. and several non-profit organizations, including serving as Chairman of University Health System, a county government-owned public district hospital for the San Antonio, Texas metropolitan area. He previously served as a board member of Texas Instruments Inc. from 1989 to 2010, and as a board member of Storage Tek Inc., Inet Inc., Prodigy Inc., Telefonos de Mexico, Republic Bank Corporation, and Interfirst Corporation.

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

Name	Age	Business Experience and Qualifications
Thomas M. Dunning (3)	76

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

Robert A. Estrada (1)	72

 Robert A. Estrada has served as a member of our board of directors since October 2007. Mr. Estrada is Chief Compliance Officer, Senior Managing Director and Chairman Emeritus of Estrada Hinojosa & Company, Inc., an investment banking firm specializing in public finance that he co-founded in 1992. In addition to these positions, he also previously served as Chairman of the Board and as President and Chief Executive Officer of the firm. Since its inception, Estrada Hinojosa & Company, Inc. has been involved in municipal bond underwritings totaling over $80 billion and has provided financial advisory services on financings totaling more than $50 billion. Mr. Estrada is a member of the boards of directors of Oncor Holdings and several civic and arts organization boards. From 2001 until 2008, Mr. Estrada served on the Board of Regents of the University of Texas System, a system with over 60,000 employees and a budget of approximately $14 billion, pursuant to an appointment by the Governor of Texas. While serving on the University of Texas System Board of Regents, Mr. Estrada chaired its audit, compliance and management review committee. From 2004 until 2010, he served two consecutive terms on the board of directors of the Federal Reserve Bank of Dallas. From 1990 to 1994, Mr. Estrada also served on the board of directors of the Student Loan Marketing Association (Sallie Mae), a $45 billion entity and was a member of the board’s executive committee.

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

Name	Age	Business Experience and Qualifications
Rhys Evenden (1)	45

Rhys Evenden has served as a member of our board of directors since October 2014. Mr. Evenden is the Head of Infrastructure –North America for GIC Private Ltd. (GIC). Prior to rejoining GIC in January 2014, Mr. Evenden was a Principal at QIC Global Infrastructure. From March 2007 until December 2011, he served as a Senior Vice President at GIC Special Investments (GICSI). Mr. Evenden joined GICSI from BAA Limited. Mr. Evenden currently serves on the board of directors of Texas Transmission Holding Company, ITC Holdings and Bronco Holdings LLC.

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

Printice L. Gary (1)	72

Printice L. Gary has served as a member of our board of directors since February 2014. Mr. Gary is the founding partner of, and since its founding in 1991 has served as the chief executive officer of, Carleton Residential Properties, a real estate firm engaged in investing, developing, general contracting and asset management of properties throughout Texas and the Southwest. His prior business experience includes serving as a Texas division partner for multi-family development with Trammel Crow Residential from 1985 to 1991 and serving as the president of Centex Corporation’s homebuilding and mortgage banking subsidiary, Fox & Jacobs Homes, from 1978 to 1985. Mr. Gary also served on the board of directors of the National Equity Fund, Inc., a Chicago-based nonprofit tax credit syndicator and asset manager from 2012 to 2016. Mr. Gary currently serves on the board of directors of Preservation of Affordable Housing Inc. (Boston, Massachusetts) and the board of directors of Oncor Holdings. Mr. Gary has served on the governing bodies of various state entities pursuant to appointments by the Governor(s) of Texas, including the board of directors of the University of Texas Investment Management Company, a $27 billion endowment fund, from 2009 until 2013, the University of Texas System Board of Regents from 2007 until 2013, where he was chairman of the facilities planning and construction committee, the University of Texas System Board for Lease of University Lands from 2008 to 2013, the Texas State Tax Reform Commission in 2003, and the North Texas Tollway Authority board of directors from 1996 to 2000.

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

Name	Age	Business Experience and Qualifications
William T. Hill, Jr. (2)	76

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

Timothy A. Mack (2)	66

 Timothy A. Mack has served as a member of our board of directors since February 2014. Mr. Mack currently is of counsel to the Dallas, Texas law firm, Matheson & Marchesoni PLLC. Mr. Mack was a member of the Dallas, Texas law firm, Mack Matheson & Marchesoni PLLC, from March 2009 until his retirement in August 2017. Prior thereto, Mr. Mack was a partner at an international law firm, Hunton & Williams LLP (now known as Hunton Andrews Kurth LLP), and its predecessor firm in Dallas, Texas, where he had practiced law since 1980. Mr. Mack’s law practice focuses on energy-related matters, particularly finance, securities, corporate and partnership law, corporate governance and mergers and acquisitions. Mr. Mack is a member of the board of directors of Oncor Holdings and various local non-profit organizations.

We believe Mr. Mack’s experience of over 30 years in advising energy companies in finance, securities, corporate governance and merger and acquisition matters, as well as his prior experience in participating in the management of a large international law firm, brings to the Board additional knowledge and valuable first-hand experience with the duties of directors.

Jeffrey W. Martin (1)	57

Jeffrey W. Martin has served as a member of our board of directors since the March 9, 2018 closing of the Sempra Acquisition. Mr. Martin has served as Chief Executive Officer and a member of the board of directors of Sempra since May 1, 2018. He has served as Chairman of the board of directors of Sempra since December 1, 2018. Mr. Martin served as Executive Vice President and Chief Financial Officer of Sempra from 2017 to April 30, 2018. Mr. Martin served at San Diego Gas & Electric Company (SDG&E), an indirect subsidiary of Sempra, as the Chief Executive Officer and a director, from January 2014 to December 2016, as the Chairman from November 2015 to December 2016 and as the President from October 2015 to December 2016. From 2010 to 2013, Mr. Martin served as the President and Chief Executive Officer of Sempra U.S. Gas & Power (USGP), a business unit of Sempra, and USGP’s predecessor organization, Sempra Generation, and before that, served as the Vice President of Investor Relations for Sempra. Prior to joining Sempra in December 2004, Mr. Martin was chief financial officer of NewEnergy, Inc. He also formerly served as corporate counsel at UniSource Energy Corporation and was an attorney at the law firm of Snell & Wilmer, LLP. Mr. Martin is also a member of the board of directors of Oncor Holdings and is on the Business Roundtable and the board of trustees of the University of San Diego. He previously served on the boards of directors of the Edison Electric Institute, California Chamber of Commerce and National Association of Manufacturers.

Mr. Martin was appointed by Sempra (through Oncor Holdings) as a member of our board of directors pursuant to Sempra’s indirect right under the Limited Liability Company Agreement to designate two directors. We believe Mr. Martin’s extensive financial, management and operations experience qualifies him to serve on our board of directors. In addition, his extensive knowledge and experience in utility and energy infrastructure matters brings great value to our board of directors and our company.

Name	Age	Business Experience and Qualifications
E. Allen Nye, Jr.	51

E. Allen Nye, Jr. has served as a member of our board of directors and our Chief Executive since the March 2018 closing of the Sempra Acquisition. From January 2011 until March 2018, Mr. Nye served as our Senior Vice President, General Counsel and Secretary, and in such role was responsible for overseeing all of Oncor’s legal and compliance matters. In January 2013, his responsibilities were expanded to include oversight of all regulatory and governmental affairs activity of Oncor. From June 2008 until joining Oncor, Mr. Nye practiced law as a partner in the Dallas office of Vinson & Elkins LLP, where he focused on representation of regulated energy companies before state and federal government agencies, including the PUCT, the State Office of Administrative Hearings and the FERC. Prior to Vinson & Elkins, Mr. Nye was a partner in the law firm of Hunton & Williams LLP (now known as Hunton Andrews Kurth LLP) from January 2002 until May 2008. Mr. Nye is a member of the board of directors of Oncor Holdings and since January 2019, also serves as a member of the board of directors of Infraestructura Energetica Nova, S.A.B. de C.V. (IEnova), an entity that develops, builds and operates energy infrastructure in Mexico and is listed on the Mexican Stock Exchange. Sempra indirectly owns 66.5% of IEnova.

As our Chief Executive, Mr. Nye brings his unique knowledge of our company and our industry to the board of directors. His prior experience as Senior Vice President, General Counsel and Secretary of Oncor and vast experience in the energy industry and first hand knowledge of and experience with state and federal government and regulatory agencies brings great value and benefit to our board of directors and company. Mr. Nye’s previous experience as Senior Vice President, General Counsel and Secretary of Oncor also brings to the board additional knowledge and valuable first-hand experience with the duties of directors and governance matters.

Tania Ortiz (3)	48

Tania Ortiz has served as a member of our board of directors since July 2018. Ms. Ortiz has served as the Chief Executive Officer of IEnova since September 2018. Sempra indirectly owns 66.5% of IEnova. IEnova develops, builds and operates energy infrastructure in Mexico and is listed on the Mexican Stock Exchange. In her role at IEnova, Ms. Ortiz also serves as a manager or director of several IEnova subsidiaries. From 2014 to July 2018, Ms. Ortiz served as the IEnova Chief Development Officer, as the Vice-President of Business Development and External Affairs from 2009 to 2014, as the Director of Governmental and Regulatory Affairs from 2002 to 2009 and as the General Manager from 2000 to 2002. Before joining IEnova in 2000, Ms. Ortiz worked at PMI Comercio Internacional, a subsidiary of PEMEX, in the role of Assistant Commercial Manager of Refined Products from 1994 to 1999. Currently, Ms. Ortiz is the Vice President of the World Energy Council, Mexico Chapter, having served on its board of directors since 2013. Since 2016 she has served as a member of the advisory board of the Mexico Energy Regulatory Commission. Ms. Ortiz is also a member of the board of directors of the Mexican Natural Gas Association (Asociación Mexicana de Gas Natural), which she joined in 2002, and previously served as its Chairman from 2015 to 2016 and Vice President from 2013 to 2014, and is a member of the board of directors of Oncor Holdings.

Ms. Ortiz was appointed by Sempra (through Oncor Holdings) as a member of our board of directors pursuant to Sempra’s indirect right under the Limited Liability Company Agreement to designate two directors. We believe Ms. Ortiz’s extensive business experience, particularly with respect to building and operating energy infrastructure, brings great value and insight to our board of directors and company.

Name	Age	Business Experience and Qualifications
Robert S. Shapard	63

Robert S. Shapard has served as a member of our board of directors since April 2007. He has served as Chairman of our board of directors since the March 2018 closing of the Sempra Acquisition and before that, served as Chairman from April 2007 until July 2015. From April 2007 until the March 2018 closing of the Sempra Acquisition, he also served as Chief Executive of Oncor. Mr. Shapard joined EFH Corp.’s predecessor in October 2005 as a strategic advisor, helping implement and execute growth and development strategies for Oncor. Between March and October 2005, he served as Chief Financial Officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was Executive Vice President and Chief Financial Officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005. Before joining Exelon, he was executive vice president and chief financial officer of Ultramar Diamond Shamrock, a North American refining and marketing company, since 2000. Previously, from 1998 to 2000, Mr. Shapard was CEO and managing director of TXU Australia Pty. Ltd., a subsidiary of the former TXU Corp., which owned and operated electric generation, wholesale trading, retail, and electric and gas regulated utility businesses. Mr. Shapard has served since September 2013 as a member of the board of directors of Leidos Holdings, Inc. (formerly SAIC, Inc.), a New York Stock Exchange-listed provider of scientific, engineering and systems integration service, and currently serves as lead director as well as chair of the nominating and corporate governance committee and as a member of the audit and finance committee. Mr. Shapard is also a director of Oncor Holdings.

As our former Chief Executive, Mr. Shapard brings his unique knowledge of our company and our industry to the board of directors. His prior experience with EFH Corp., Exelon and as CEO of TXU Australia gives him extensive leadership experience in the electric industry in both regulated and unregulated markets. Mr. Shapard’s previous experience as chief financial officer of Tenet Healthcare Corporation and Ultramar Diamond Shamrock provided him with substantial experience in other complex financial and business environments.

Richard W. Wortham III (2) (3)	80

Richard W. Wortham III has served as a member of our board of directors since October 2007. Since 1976, he has served as Trustee of The Wortham Foundation, Inc., a private philanthropic foundation with assets of approximately $260 million dedicated to the support and development of Houston’s cultural fabric. Mr. Wortham has held various offices at The Wortham Foundation, Inc., currently serving as the President, a position he has held since November 2018, and previously serving as the Chairman from November 2014 until November 2018, the President from 2011 until November 2014, the Secretary and Treasurer from 2008 until 2011 and the Chairman and the Chief Executive Officer from 2005 until 2008. Mr. Wortham also serves as a Trustee and member of the audit committee of HC Capital Trust, a $14 billion family of mutual funds, and a Life Trustee of The Museum of Fine Arts, Houston. Mr. Wortham is also a director of Oncor Holdings. Additionally, Mr. Wortham has held a leadership role in several companies, including a founding role in several national banks.

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

Name	Age	Business Experience and Qualifications
Steven J. Zucchet (2) (3)	53

Steven J. Zucchet has served as a member of our board of directors since November 2008. Mr. Zucchet is a Managing Director of OMERS Infrastructure Management Inc. (OMERS Infrastructure) (formerly Borealis Infrastructure Management, Inc.), an investment arm of Canada’s OMERS pension plan, a position he has held since September 2014, having previously served as a Senior Vice President of OMERS Infrastructure from November 2003 until September 2014. From 1996 until joining OMERS Infrastructure, Mr. Zucchet served as Chief Operating Officer of Enwave Energy Ltd., where he was responsible for operations and major infrastructure projects. In his role as an officer of OMERS Infrastructure, Mr. Zucchet has been appointed as an officer and director of several OMERS Infrastructure affiliates and companies in which OMERS Infrastructure invests. His focus at OMERS Infrastructure is in the energy sector, where he leads the pursuit of investment opportunities in the energy sector and is responsible for asset management.

Mr. Zucchet was appointed as a member of our board of directors by Texas Transmission pursuant to Texas Transmission’s right under the Limited Liability Company Agreement to designate two directors. Mr. Zucchet has extensive experience in the energy industry. Through OMERS Infrastructure, he serves on the board of directors for Bruce Power, an eight reactor nuclear site located in Ontario, Canada. His experience prior to joining OMERS Infrastructure also focused on the energy industry, serving as Chief Operating Officer of Enwave Energy Ltd. for seven years. Prior to joining Enwave Energy Ltd., he spent seven years with an international consulting firm where he worked primarily on transportation and energy related projects. We believe Mr. Zucchet’s experience in the energy industry gives him an important and valuable understanding of our business.

(1)	Member of Audit Committee.
(2)	Member of Nominating and Governance Committee.
(3)	Member of Organization & Compensation Committee.

Director Appointments

As of March 9, 2018, pursuant to our Limited Liability Company Agreement (which was amended and restated in connection with the Sempra Acquisition) and the Sempra Order, the board of directors of Oncor is required to consist of thirteen members, constituted as follows:

•

seven members, which we refer to as disinterested directors, who (i) shall be independent directors in all material respects under the rules of the New York Stock Exchange in relation to Sempra or its subsidiaries and affiliated entities and any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, and (ii) shall have no material relationship with Sempra or its subsidiaries or affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, currently or within the previous ten years;

•	two members shall be designated by Sempra (through Oncor Holdings);
•	two members shall be appointed by Texas Transmission; and
•	two members shall be current and/or former officers of Oncor (each, an Oncor Officer Director).

Mr. Martin and Ms. Ortiz were designated to serve on our board of directors by Sempra (through Oncor Holdings) and Mr. Evenden and Mr. Zucchet were each designated to serve on our board of directors by Texas Transmission. Directors appointed by Sempra and Texas Transmission are referred to as member directors.

Our Limited Liability Company Agreement provides that seven of our directors will be disinterested directors under the standards set forth in our Limited Liability Company Agreement. See “Certain Relationships and Related Transactions, and Director Independence — Director Independence” for a discussion of the director qualifications. We have determined that Messrs. Adams, Dunning, Estrada, Gary, Hill, Mack and Wortham are disinterested directors. Disinterested directors are appointed by the nominating committee of Oncor Holdings’ board of directors subject to the approval by a majority of the disinterested directors of Oncor Holdings’ board of directors. The nominating committee of Oncor Holdings is required to consist of a majority of disinterested directors. The Sempra Order and our Limited Liability Company Agreement provide that the current disinterested directors of Oncor will serve, if willing and able, for a term of three years from the closing of the Sempra Acquisition (subject to continuing to meet the distinterested director requirements). Thereafter, two of these directors will roll off of the board every two years, with the nominating committee of Oncor Holdings (subject to approval by a majority of the disinterested directors of the Oncor Holdings board of directors) determining the order of departure of these directors with the order designed to move toward a mandatory retirement age of 75 years that will apply to new disinterested directors. Each new disinterested director will have a term of four years and the appointment of such directors will be consistent with the mandatory retirement age, with each disinterested director’s term being able to be renewed for only one additional term of four years. To the extent any disinterested director is removed, retires or is otherwise unable to or unwilling to serve, a replacement new disinterested director will be chosen by the nominating committee of Oncor Holdings and subject to approval by a majority vote of the disinterested directors of Oncor Holdings’ board of directors. Any change to the size, composition, structure or rights of the boards must first be approved by the PUCT.

Oncor Holdings, at the direction of STIH (a subsidiary of STH, which is a wholly-owned indirect subsidiary of, and controlled by, Sempra following the Sempra Acquisition), has the right, pursuant to the terms of our Limited Liability Company Agreement, to nominate two directors that are current or former officers of Oncor, subject to approval of any such nomination by a majority of the Oncor board of directors. Mr. Shapard and Mr. Nye serve as these directors. Our Limited Liability Company Agreement provides that until March 9, 2028, to be eligible to serve as an Oncor Officer Director, a current and/or former Oncor officer cannot have worked for Sempra or any of its affiliates (other than Oncor or Oncor Holdings) or any such entity’s affiliates, or any other direct or indirect beneficial owner of Oncor in the ten years prior to commencement of such officer’s employment with Oncor.

Audit Committee

The Audit Committee is a separately-designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our Audit Committee is composed of Messrs. Estrada, Evenden, Gary, and Martin. Each of Messrs. Estrada and Gary is an “audit committee financial expert” as defined in Item 407(d)(5) of SEC Regulation S-K. Messrs. Estrada and Gary are disinterested directors under the standards set forth in our Limited Liability Company Agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence – Director Independence” for a description of the requirements to be deemed disinterested.

Mr. Evenden is a member director appointed by Texas Transmission and Mr. Martin is a member director appointed by Sempra (through Oncor Holdings).

Executive Officers

The names of our executive officers and information about them, as furnished by the executive officers themselves, are set forth below:

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
E. Allen Nye, Jr.	51	Chief Executive and Director

E. Allen Nye, Jr. has served as a member of our board of directors and our Chief Executive since the March 2018 closing of the Sempra Acquisition. From January 2011 until March 2018, Mr. Nye served as our Senior Vice President, General Counsel and Secretary, and in such role was responsible for overseeing all of Oncor’s legal and compliance matters. In January 2013, his responsibilities were expanded to include oversight of all regulatory and governmental affairs activity of Oncor. From June 2008 until joining Oncor, Mr. Nye practiced law as a partner in the Dallas office of Vinson & Elkins LLP, where he focused on representation of regulated energy companies before state and federal government agencies, including the PUCT, the State Office of Administrative Hearings and the FERC. Prior to Vinson & Elkins, Mr. Nye was a partner in the law firm of Hunton & Williams LLP (now known as Hunton Andrews Kurth LLP) from January 2002 until May 2008. Mr. Nye is a member of the board of directors of Oncor Holdings and since January 2019, also serves as a member of the board of directors of IEnova, an entity that develops, builds and operates energy infrastructure in Mexico and is listed on the Mexican Stock Exchange. Sempra indirectly owns 66.5% of IEnova.

Joel S. Austin	54	Senior Vice President and Chief Digital Officer

Joel S. Austin has served as our Senior Vice President since the March 2018 closing of the Sempra Acquisition and as our Chief Digital Officer since February 2019.  From May 2010 until March 2018, he served as our Vice President and Chief Information Officer. In his role as Senior Vice President and Chief Digital Officer, Mr. Austin oversees activities including market operations, customer operations, measurement as well as the information technology function. He joined Oncor in 2008 and has held a leadership position in the information technology function since that time. Prior to joining Oncor in 2008, Mr. Austin served in a number of positions within EFH Corp. and EFH Corp.’s predecessor, including roles in information technology, operations, sourcing management and business development since 1990. Mr. Austin has extensive experience in technology, management consulting, operations, cybersecurity, and global delivery management.

Walter Mark Carpenter	66	Senior Vice President, T&D Operations

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

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
Don J. Clevenger	48	Senior Vice President and Chief Financial Officer

 Don J. Clevenger has served as our Senior Vice President and Chief Financial Officer since the March 9, 2018 closing of the Sempra Acquisition. From January 2013 until March 2018, he served as our Senior Vice President, Strategic Planning. From February 2010 through December 2012, he served as our Senior Vice President, External Affairs and before that, served as our Vice President, External Affairs from June 2008 until February 2010. Mr. Clevenger also served as our Vice President, Legal and Corporate Secretary from December 2007 to June 2008. Between November 2005 and December 2007, Mr. Clevenger held a leadership position in our company with various legal and regulatory responsibilities. Prior to his transfer to Oncor in November 2005, he was Senior Counsel of the Business Services unit of EFH Corp. since April 2004. Mr. Clevenger was a partner in the law firm of Hunton & Williams LLP (now known as Hunton Andrews Kurth LLP) before he joined EFH Corp.’s predecessor.

Deborah L. Dennis	64	Senior Vice President, HR & Corporate Affairs, and Chief Customer Officer

 Deborah L. Dennis has served as our Senior Vice President, Human Resources & Corporate Affairs since January 2013, and as our Chief Customer Officer since the March 2018 closing of the Sempra Acquisition. In her role as Senior Vice President, Human Resources & Corporate Affairs, and Chief Customer Officer, Ms. Dennis oversees activities including customer service, community relations, economic development initiatives, human resources and corporate affairs. Ms. Dennis has been employed with Oncor and its predecessors and affiliates for 40 years in a number of corporate and customer service functions, including 13 years as a Vice President, most recently serving as Vice President of Corporate Affairs from 2011 to December 2012, and Vice President—Dallas Customer Operations from 2007 to 2011. Ms. Dennis has extensive experience in customer services, human resources, supply chain, outsourcing management and corporate philanthropy.

James A. Greer	58	Executive Vice President and Chief Operating Officer

James A. Greer has served as our Executive Vice President since the March 2018 closing of the Sempra Acquisition and as Chief Operating Officer since October 2011. Mr. Greer previously served as our Senior Vice President and Chief Operating Officer from October 2011 until March 2018. From October 2007 until October 2011, he served as our Senior Vice President, Asset Management and Engineering and in such role was responsible for the development of strategies, policies and plans for optimizing the value and performance of electric delivery systems and related assets. From 2004 to 2007, Mr. Greer served a similar role as our Vice President. Since joining EFH Corp.’s predecessor in 1984, Mr. Greer has held a number of leadership positions within Oncor and EFH Corp. in such areas as engineering, operations and governmental relations. Mr. Greer is a registered Professional Engineer in the State of Texas.

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
Matthew C. Henry	49	Senior Vice President, General Counsel & Secretary

Matthew C. Henry has served as our Senior Vice President, General Counsel and Secretary since the March 2018 closing of the Sempra Acquisition, and in such role is responsible for overseeing all of Oncor’s legal and compliance matters as well as its regulatory and governmental affairs activity. From June 2008 until joining Oncor in March 2018, Mr. Henry practiced law as a partner in the Dallas office of Vinson & Elkins LLP, where he led the firm’s energy regulatory practice and focused on representation of regulated energy companies before state and federal government agencies, including the PUCT, the State Office of Administrative Hearings and the FERC. Prior to joining Vinson & Elkins, Mr. Henry was a partner in the law firm of Hunton & Williams LLP (now known as Hunton Andrews Kurth LLP) from January 2002 until May 2008.

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

Item 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

In this Compensation Discussion and Analysis, we describe our executive compensation philosophy and the elements of our executive compensation program. We also discuss how the executive officers named in the Summary Compensation table (our Named Executive Officers) were compensated in 2018. In 2018, our Named Executive Officers, as well as their current titles (or former titles in 2018 in the case of former executives), were:

Name	Title
E. Allen Nye, Jr.(1)	Chief Executive
Don. J .Clevenger(2)	Senior Vice President and Chief Financial Officer
Deborah L. Dennis(3)	Senior Vice President, HR & Corporate Affairs and Chief Customer Officer
James A. Greer(4)	Executive Vice President and Chief Operating Officer
Matthew C. Henry(5)	Senior Vice President, General Counsel and Secretary
Robert S. Shapard(6)	Former Chief Executive (until March 9, 2018) and current non-executive Chairman of the Board
David M. Davis(7)	Former Senior Vice President & Chief Financial Officer (until March 9, 2018), and Former Executive Vice President, Strategy & Planning (until December 31, 2018)
Michael E. Guyton(8)	Former Chief Customer Officer (until March 9, 2018), and Former Senior Vice President (until July 1, 2018)

__________

(1)	Mr. Nye became Chief Executive on March 9, 2018, upon the closing of the Sempra Acquisition. Until that date he served as our Senior Vice President, General Counsel and Secretary.
(2)

Mr. Clevenger became Senior Vice President and Chief Financial Officer on March 9, 2018, upon the closing of the Sempra Acquisition. Until that date he served as our Senior Vice President, Strategic Planning.

(3)	Ms. Dennis became Chief Customer Officer on March 9, 2018, upon the closing of the Sempra Acquisition. She assumed that role in addition to her role as Senior Vice President, HR & Corporate Affairs.
(4)

Mr. Greer was promoted from Senior Vice President and Chief Operating Officer to Executive Vice President and Chief Operating Officer effective March 9, 2018, upon the closing of the Sempra Acquisition.

(5)	Mr. Henry joined Oncor as Senior Vice President, General Counsel and Secretary on March 16, 2018, following the closing of the Sempra Acquisition.
(6)

Mr. Shapard resigned from the office of Chief Executive on March 9, 2018, upon the closing of the Sempra Acquisition, and retired from Oncor effective April 1, 2018. Upon closing of the Sempra Acquisition Mr. Shapard assumed the role of Chairman of Oncor’s board of directors.

(7)

Mr. Davis became Executive Vice President, Strategy and Planning, on March 9, 2018, upon the closing of the Sempra Acquisition. Until that date he served as our Senior Vice President and Chief Financial Officer. Mr. Davis retired from Oncor on December 31, 2018.

(8)

Mr. Guyton served as Senior Vice President and Chief Customer Officer until the closing of the Sempra Acquisition on March 9, 2018, when he resigned from the office of Chief Customer Officer. Following the Sempra Acquisition, Mr. Guyton continued to serve as a Senior Vice President until his retirement from Oncor on July 1, 2018.

Role of the Organization & Compensation Committee

Our board of directors has designated an Organization and Compensation Committee of the board of directors (O&C Committee) to establish, administer, and assess our executive compensation policies, which include participation in various employee benefit programs.  The O&C Committee met four times in 2018.

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

•	Advising our board of directors with respect to compensation of its disinterested directors and non-executive chairman of the board of directors.

The O&C Committee conducts reviews of the level of individual compensation elements as well as total direct compensation for our executive officers, from time to time as it deems appropriate. The O&C Committee conducted such compensation reviews in the fourth quarter of 2018. In determining the total direct compensation of our executive officers, the O&C Committee considers the performance of the executives and a competitive market and peer group analysis of executive compensation provided by compensation consultants engaged by the O&C Committee.  The O&C Committee obtains the input of the CEO on the performance of executive officers reporting to the CEO.  The CEO assesses the performance of each executive reporting to him in light of the executive’s business unit and function and presents a performance evaluation and compensation recommendation for each of these individuals to the O&C Committee. The CEO also reviews and considers the competitive market analysis in making his recommendation.  The O&C Committee also evaluates the CEO’s performance.  The O&C Committee determines total compensation, including base salary, annual incentive awards and long-term incentive awards, for each of our executive officers as it deems appropriate.

In the first quarter of each fiscal year, the O&C Committee (1) approves corporate goals and objectives under our annual and long-term incentive programs for our executive officers for awards for the current fiscal year, and (2) certifies the performance results for incentive payments for performance periods that ended on December 31 of the previous fiscal year.  Following the completion of each fiscal year, in connection with the annual determination of the incentive awards to be paid to our executive officers reporting to the CEO, the CEO conducts an annual performance review of each executive officer and evaluates each executive’s performance relative to the corporate goals and objectives for the completed fiscal year set by the O&C Committee.  The CEO then makes recommendations to the O&C Committee with respect to other executive officers’ annual incentive compensation.  The O&C Committee also annually evaluates the CEO’s performance in light of the goals and objectives for the previous fiscal year.  After considering this evaluation, as well as the CEO’s recommendations, the O&C Committee determines the annual incentive award payouts for all of our executive officers, as well as goals and objectives under the annual and long-term incentive programs for the current fiscal year.

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

Elements of Compensation

In an effort to achieve our compensation objectives, we have established a compensation program for our executives that principally consists of:

•	Base salary;
•	Short-term incentives through the opportunity to earn an annual performance bonus pursuant to the Oncor Fifth Amended and Restated Executive Annual Incentive Plan (Executive Annual Incentive Plan);
•	Long-term incentives through awards under the Oncor Electric Delivery Company LLC Long-Term Incentive Plan (Long-Term Incentive Plan);
•

Deferred compensation and retirement plans through (1) the opportunity to participate in a 401(k) savings plan (thrift plan) and a salary deferral program (Salary Deferral Program) and receive certain company matching contributions, (2) the opportunity to participate in a defined benefit retirement plan and a supplemental retirement plan, and (iii3) an employer-paid subsidy for health coverage upon the executive’s retirement from Oncor for executives hired prior to January 1, 2002;

•

Perquisites and other benefits, including, for executives hired prior to January 1, 2004, the opportunity to participate in the Oncor Split-Dollar Life Insurance Program (Split Dollar Life Insurance Plan); and

•	Contingent payments through an executive change of control policy and an executive severance plan
•	And in certain instances, performance bonus and retention agreements.

For more information about each of the incentive and other benefit plans available to our executive officers see the compensation tables and the accompanying narratives immediately following “– Compensation Discussion and Analysis.”

Compensation Consultants

In October 2018, the O&C Committee engaged PricewaterhouseCoopers LLP, a compensation consultant, to advise and report to the O&C Committee on executive compensation issues, including competitive market analyses of our executive compensation and independent director compensation.  PricewaterhouseCoopers and its affiliates also provide consulting and related services to Oncor with respect to human resources, tax, internal audit, industry intelligence, strategy formulation and other matters. Oncor purchases compensation surveys (both executive and non-executive) from Willis Towers Watson who, from time to time, provides consulting and other services to Oncor’s human resources department.

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

In addition to the market data for utilities in the national marketplace, PricewaterhouseCoopers also provided publicly available data for a subset of these utilities, a peer group of transmission/distribution utility companies as well as fully integrated utility companies. Oncor’s size, based on revenues, is in the 64th percentile of this peer group. PricewaterhouseCoopers provided information on total target direct compensation, base salary, annual incentive targets and long-term incentives with respect to the five highest paid executives at each of those companies, along with comparisons of each such executive to the comparable Oncor executive using regression analysis based on Oncor’s revenue size.  The primary peer group consisted of the following companies:

American Electric Power Co., Inc. Alliant Energy CenterPoint Energy, Inc. Cleco Power LLC	Consolidated Edison, Inc. El Paso Electric Co. Eversource Energy IdaCorp Inc.	ITC Holdings Corp. OGE Energy Corp. Pinnacle West Capital Corp. Portland General Electric Co.

Pepco Holdings, Inc., and TECO Energy, Inc. were included in the peer group in PricewaterhouseCoopers’2016 analysis but were not included in the 2017 analysis as they had ceased providing public disclosures for executives and directors due to acquisitions in 2016. In addition, PricewaterhouseCoopers recommended, and the O&C Committee agreed, that while Cleco Power LLC should be included in the peer group, its reported compensation information should be excluded from the O&C Committee’s consideration of market pay in 2017 as it experienced a change in control in 2016. Because of the loss of companies in the historical peer group, the O&C Committee considered adding additional peer companies. Based on PricewaterhouseCoopers’ analysis, the O&C Committee determined not to increase the peer group size as the addition of companies may increase the complexity of the analysis without a meaningful benefit. As a result, PricewaterhouseCoopers recommended, and the O&C Committee agreed, not to include additional companies for the 2017 analysis.

The O&C Committee considered both peer group data and the 2017 competitive market survey data, along with individual performance and responsibilities, when determining total direct executive compensation, as well as each element of total direct compensation (base salary, annual incentives and long-term incentives).  The O&C Committee targeted total direct compensation, including target payouts under annual and long-term incentive awards, at approximately the 50th percentile of the 2017 competitive market survey group.  The 2017 competitive market analysis indicated that the aggregate target total direct compensation of our executives was generally below the 50th percentile of the competitive market survey group. As a result of its review of the PricewaterhouseCoopers studies and each executive’s individual performance and responsibilities, the O&C Committee increased the base salaries of all Named Executive Officers, including our then CEO, effective November 26, 2017. The O&C Committee also used the 2017 competitive market analysis to set compensation for executive officers taking on new or expanded positions upon closing of the Sempra Acquisition, with total direct compensation targeted to be around the 50th percentile for their respective positions.

2018 Survey and Peer Group

In the fourth quarter of 2018, the O&C Committee assessed total compensation of our executives against a number of companies in the transmission/distribution industry and fully integrated utilities using both survey data and peer group comparisons.  For purposes of the 2018 assessment, PricewaterhouseCoopers completed a competitive market analysis of executive compensation for the O&C Committee in October 2018. This analysis involved a review of U.S. energy utility industry compensation survey data using our projected 2018 annual revenues.  The survey data was compared to our executive compensation elements targeted at both the 50th and 75th percentiles with respect to base salary, target cash annual incentives, and long-term incentives, and the resulting target total cash compensation (base salary and target cash annual incentives) and total direct compensation (base salary, target cash annual incentives and long-term incentives). The survey data was aged from the reporting date to January 1, 2019, using an annual rate of 3.0%, which is the projected increase factor for 2018 for officers and executives based on the World at Work 2018 Salary Budget Survey.

In addition to the market data for utilities in the national marketplace, PricewaterhouseCoopers also provided publicly available data for a subset of these utilities, a peer group of transmission/distribution utility companies as well as fully integrated utility companies. Oncor’s size, based on revenues, is in the 49th percentile of this peer group. PricewaterhouseCoopers provided information on total target direct compensation, base salary, annual incentive targets and long-term incentives with respect to the five highest paid executives at each of those companies, along with comparisons of each such executive to the comparable Oncor executive using regression analysis based on Oncor’s revenue size.  The primary peer group consisted of 16 companies, 12 of which were used in PricewaterhouseCoopers’ 2017 study:

Ameren Corp. American Electric Power Co., Inc. Alliant Energy Avangrid Inc. CenterPoint Energy, Inc. Cleco Power LLC	CMS Energy Corp. Consolidated Edison, Inc. El Paso Electric Co. Eversource Energy IdaCorp Inc. ITC Holdings Corp.	OGE Energy Corp. Pinnacle West Capital Portland General Electric Co. SCANA Corp.

PricewaterhouseCoopers recommended including four new peer companies in addition to the 12 companies that were considered in the 2017 analysis: Ameren Corp., Avangrid Inc., CMS Energy Corp., and SCANA Corp. The addition of these new peers would more closely align Oncor’s revenue size to the 50th percentile versus its 64th percentile positioning in the 2017 peer group, as well as increase the sample size of the peer group from 12 to 16. Based on PricewaterhouseCoopers’ analysis and recommendation, the O&C Committee agreed to include the additional companies in the 2018 analysis.

The O&C Committee considered both peer group data and the 2018 competitive market survey data, along with individual performance and responsibilities, when determining total direct executive compensation, as well as each element of total direct compensation (base salary, annual incentives and long-term incentives).  The O&C Committee targeted total direct compensation, including target payouts under annual and long-term incentive awards, at approximately the 50th percentile of the 2018 competitive market survey group.  The 2018 competitive market analysis indicated that the aggregate target total direct compensation of our executives was generally below the 50th percentile of the competitive market survey group. As a result of its review of the PricewaterhouseCoopers studies and each executive’s individual performance and responsibilities, the O&C Committee increased the base salaries of all Named Executive Officers, including our CEO, effective November 26, 2018.

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

As part of its review of total direct compensation for our executive officers, the O&C Committee reviews and determines executive officers’ base salaries periodically as it deems appropriate.  The periodic review includes the O&C Committee’s review of the most recent analysis of our executive compensation against competitive market data and comparison to our peer group.  Our CEO also reviews this analysis, along with the performance and level of responsibility of each executive officer reporting to him, and makes recommendations to the O&C Committee regarding any salary changes for those executive officers.  The O&C Committee may also approve salary increases as a result of an executive’s performance, promotion or a significant change in an executive’s responsibilities.

In connection with certain executive officer position and role changes that occurred upon the closing of the Sempra Acquisition, the O&C Committee approved base salary increases for certain Named Executive Officers that took effect on March 11, 2018, as described below. For purposes of determining these base salary increases, the O&C Committee reviewed the 2017 competitive market analysis prepared by PricewaterhouseCoopers and targeted annual total direct compensation for executives taking on new or expanded roles upon closing of the Sempra Acquisition at around the 50th percentile of the competitive market survey group (regressed to Oncor’s revenue size) for their respective new roles. Additionally, as discussed above, the 2018 competitive market analysis prepared by PricewaterhouseCoopers indicated that aggregate target total direct compensation of our executives was generally below the 50th percentile of the competitive market survey group and peer group (when regressed to Oncor’s revenue size).  As a result of this study and after considering individual performance and responsibilities, the O&C Committee increased the base salary of each of our Named Executive Officers, including the CEO, effective November 26, 2018, as described below. The salary increases bring total direct compensation closer to the 50th percentile of the 2018 competitive market survey group for their respective offices.

Annual Base Salary for Named Executive Officers

The annual base salaries of Named Executive Officers at December 31, 2018 were as follows:

Name	Title	At December 31, 2018 (1), (2)
E. Allen Nye, Jr.	Chief Executive	$ 927,000
Don. J .Clevenger	Senior Vice President and Chief Financial Officer	$ 511,000
Deborah L. Dennis	Senior Vice President, HR & Corporate Affairs, and Chief Customer Officer	$ 381,000
James A. Greer	Executive Vice President and Chief Operating Officer	$ 546,000
Matthew C. Henry	Senior Vice President, General Counsel and Secretary	$ 536,000
Robert S. Shapard(3)	Former Chief Executive (until March 9, 2018)	$ -
David M. Davis (4)	Former Senior Vice President & Chief Financial Officer (until March 9, 2018) and Former Executive Vice President, Strategy & Planning (until December 31, 2018)	$ 495,000
Michael E. Guyton (5)	Former Chief Customer Officer (until March 9, 2018) and Former Senior Vice President (until June 30, 2018)	$ -

__________

(1)

Annual base salaries for the following Named Executive Officers were increased effective March 11, 2018 (the beginning of the first pay period after the Sempra Acquisition) in connection with the executive role changes that occurred on March 9, 2018 upon closing of the Sempra Acquisition as follows: Mr. Nye, who had served as our Senior Vice President, General Counsel and Secretary, increased from $536,000 to $850,000 reflecting his promotion to Chief Executive; Mr. Clevenger, who had served as our Senior Vice President, Strategic Planning, increased from $477,000 to $491,000 reflecting his assumption of the position of Senior Vice President and Chief Financial Officer; Ms. Dennis, who had served as our Senior Vice President, HR & Corporate Affairs, increased from $342,000 to $366,000 reflecting her assumption of the Chief Customer Officer position; and Mr. Greer, who had served as our Senior Vice President and Chief Operating Officer, increased from $495,000 to $525,000 reflecting his promotion to Executive Vice President and Chief Operating Officer.

(2)

Annual base salaries were increased effective November 26, 2018 as follows: Mr. Nye increased from $850,000 to $927,000; Mr. Clevenger increased from $491,000 to $511,000; Ms. Dennis increased from $366,000 to $381,000; Mr. Greer increased from $525,000 to $546,000; and Mr. Henry increased from $515,000 to $536,000.

(3)

Mr. Shapard retired effective April 1, 2018 with an annual salary of $929,000. He currently serves as non-executive Chairman of our board of directors, for which he receives quarterly director fees of $125,000 (of which amount $7,500 is attributable to his service as chairman of the board of directors of Oncor Holdings and is paid by Oncor but reimbursed to Oncor by Oncor Holdings) effective for the quarterly period beginning April 1, 2018. Mr. Shapard did not receive director fees for his service on our board of directors for periods prior to April 1, 2018. For more information on Mr. Shapard’s compensation as non-executive Chairman of our board of directors, see “Director Compensation.”
(4)	Mr. Davis retired effective December 31, 2018.
(5)	Mr. Guyton retired effective July 1, 2018 with an annual salary of $323,000.

Executive Annual Incentive Plan

The O&C Committee and our CEO are responsible for administering the Executive Annual Incentive Plan.  The award targets under the plan are established on a company-wide basis and the O&C Committee seeks to set these targets at performance challenging levels.  The O&C Committee determines annual target award percentages for executives based on an evaluation of the most recent competitive market analysis conducted by PricewaterhouseCoopers, and, with respect to executives other than our CEO, recommendations from our CEO.  In making his recommendations to the O&C Committee regarding target award percentages, our CEO assesses the performance goals of each executive reporting to him against the goals of the executive’s business unit and function and reviews the competitive market analysis.  Executive Annual Incentive Plan awards are based on a target payout, which is set as a percentage of a participant’s base salary and is based on the performance of Oncor and individual participant performance.  The annual incentive target payout for each executive is set near the 50th percentile of executives with similar responsibilities among our competitive market survey group and peer group.  Effective March 11, 2018, the beginning of the first pay period after the Sempra Acquisition, the O&C Committee increased Mr. Nye’s target payout opportunity from 65% of salary to 95% of salary in connection with his promotion to CEO. The O&C Committee did not change any of the target payout opportunities for the other Named Executive Officers in connection with the executive officer position changes that occurred after the closing of the Sempra Acquisition. The O&C Committee reviewed target payout opportunities in its October 2018 review of the 2018 competitive market survey information described above and each executive’s performance and responsibilities and did not make any changes to the existing target payout opportunities.

The awards payable in any given plan year are determined based on (1) the target award levels of participants in the Executive Annual Incentive Plan, (2) achievement of a threshold, target or superior funding trigger, and (3) achievement of threshold, target or superior levels of any additional operational or other metrics that the O&C Committee elects to apply in determining the aggregate amount of awards, which we sometimes refer to as the operational funding percentage.  Based on the level of attainment of the funding trigger and the operational funding percentage, the O&C Committee determines an aggregate performance final funding percentage.  This final funding percentage is then multiplied by each target award, and the resulting amount is then multiplied by any performance modifiers to determine a final award amount. The O&C Committee sets operational metrics, performance goals, target awards and individual performance modifiers in its discretion, and also has broad discretion to adjust funding percentages and individual awards. The funding trigger described in (2) above is based on “EBITDA,” which means Oncor’s earnings before interest, taxes, depreciation and amortization, as determined by the O&C Committee. The O&C Committee has excluded from EBITDA the impact of long-term incentive compensation, performance bonus compensation, expenses related to the EFH Bankruptcy Proceedings and the Sempra Acquisition, and non-cash actuarial adjustments.  EBITDA is used as the funding trigger because we believe it is an effective measure to assess profitability of the business.  See Note 2 to Financial Statements for more information regarding the EFH Bankruptcy Proceedings and the Sempra Acquisition.

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

Assuming the EBITDA threshold is met, an operational funding percentage is calculated based on achievement of the operational or other metrics set by the O&C Committee. For 2018, the O&C Committee established operational funding percentage metrics based solely on operational targets because it believes that incentives should be based on achievement of operational goals.  The purpose of these operational targets, which are based on safety, reliability, operational efficiency and infrastructure readiness metrics, is to promote enhancement of our services to customers.  The table below sets forth these operational metrics in further detail.

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

For 2018, our EBITDA for purposes of the Executive Annual Incentive Plan exceeded the target EBITDA but did not meet the superior EBITDA, resulting in a funding trigger percentage of 111.0%.  Our operational funding percentage was 115.9%.  As a result, the final funding percentage was calculated using the lesser of the funding trigger percentage or the operational funding percentage, resulting in a final funding percentage of 111.0%.

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

The Executive Annual Incentive Plan provides that if an executive dies, becomes disabled or retires after having participated at least three full months in the plan during a plan year, the executive is entitled to receive payment of a partial award, prorated for the number of months that the executive was a participant in the plan year of his or her termination of employment. Mr. Shapard (who retired from Oncor effective April 1, 2018) and Mr. Guyton (who retired from Oncor effective July 1, 2018) were each participants in the Executive Annual Incentive Plan for at least three full months in 2018, and were therefore eligible for prorated 2018 annual incentives.

In addition, our Third Amended and Restated Executive Change in Control Policy (Change in Control Policy) provides that at the same time (and subject to the same conditions) that an executive receives a cash severance payment under the Change in Control Policy, the executive shall also receive a cash severance payment in the amount equal to the pro rata portion of the executive’s target annual incentive award for the year of termination of employment, prorated based on the executive’s termination date. Pursuant to the terms of certain letter agreements entered into in connection with the Sempra Acquisition, Messrs. Shapard and Guyton received $220,638 and $80,750, respectively, representing their 2018 pro rata annual incentive target awards under the Executive Annual Incentive Plan. For a description of each executive’s payments under the Change in Control Policy, see “– Contingent Payments – Change in Control Policy” below. For a description of the letter agreements, see “– Individual Named Executive Officer Compensation – Compensatory Agreements – Letter Agreements” below.

The following table provides a summary of the 2018 targets and actual awards for each Named Executive Officer.  All awards under the Executive Annual Incentive Plan are made in the form of lump sum cash payments to participants by March 15 of the year following the plan year to which the award relates.

2018 Annual Incentives (Payable in 2019) for Named Executive Officers

Name	Target Payout Opportunity (% of Salary) (1)	Target Award ($ Value)	Actual Award ($)	Actual Award (% of Target)
E. Allen Nye, Jr.	95%	737,061	818,138	111.00
Don J. Clevenger	65%	318,716	353,775	111.00
Deborah L. Dennis	65%	236,112	262,084	111.00
James A. Greer	65%	339,136	376,441	111.00
Matthew C. Henry(2)	65%	348,400	279,942	80.35
Robert S. Shapard(3)	95%	882,550	244,908	27.75
David M. Davis	65%	321,750	357,143	111.00
Michael E. Guyton(4)	50%	161,500	89,633	55.50
(1)	Executive Annual Incentive Plan target payout opportunity was increased effective March 11, 2018 (the beginning of the first pay period after the Sempra Acquisition) for Mr. Nye from 65% to 95%.
(2)	Mr. Henry’s actual award represents a pro-rata amount based on his hire date of March 16, 2018.
(3)	Mr. Shapard’s actual award represents a pro-rata amount based on his retirement date of April 1, 2018.
(4)	Mr. Guyton’s actual award represents a pro-rata amount based on his retirement date of July 1, 2018.

For more detailed information on terms of the Executive Annual Incentive Plan, including the calculation of the 2018 EBITDA funding percentage and the operational funding percentage, the 2018 operational funding triggers and the actual performance levels achieved, see the narrative that follows the Grants of Plan-Based Awards – 2018 table.

Long-Term Incentives

Our long-term incentive program currently consists of the Long-Term Incentive Plan. The Long-Term Incentive Plan was adopted effective as of January 1, 2013, as a replacement long-term incentive program to the previous SARs Plan.  The purpose of our long-term incentive program is to promote the long-term financial interests and growth of Oncor by attracting and retaining management and other personnel and key service providers.  Our long-term incentive program was developed to enable us to be competitive in our compensation practices. It was also developed to reflect our belief that the opportunity to benefit from positive long-term performance of the company motivates our management to work towards the long-term success of our business and align management’s interests with those of our equity holders.  In addition, we believe that certain employment-related conditions and the multi-year time period of this program, as discussed in more detail below, provides significant retentive value to us.

Our long-term incentive program previously included the Equity Interests Plan and related Management Investment Opportunity, which are discussed below. The Equity Interests Plan terminated in 2018.

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

Our board of directors delegated administration of the Long-Term Incentive Plan to the O&C Committee. Our executive officers and any other key employees of the company or its subsidiaries designated by the O&C Committee are eligible to participate. The plan provides for cash awards to be paid after completion of a performance period based on achievement of certain stated performance goals. A performance period under the Long-Term Incentive Plan is the 36 month period beginning each January 1, unless otherwise determined by the O&C Committee in its sole discretion.  The participants for each performance period shall be determined by the O&C Committee not later than the 90th day after commencement of the performance period. Performance goals consist of one or more specific performance objectives established by the O&C Committee in its discretion within the first 90 days of the commencement of the applicable performance period. Performance goals may be designated with respect to the company as a whole or one or more operating units, and may also be determined on an absolute basis or relative to internal goals, or relative to levels attained in prior years, or relative to other companies or indices, or as ratios expressing relationships between two or more performance goals. For 2018 grants, the O&C Committee set the performance targets on a company-wide basis and at levels it believes are performance challenging.  The long-term incentive target payout for each executive is set so that the target total direct compensation is near the 50th percentile of executives with similar responsibilities among our 2017 competitive market survey group and our peer group (when regressed to Oncor’s revenue size).

The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2018 would consist of a financial trigger and operational metrics.  The funding of the 2018 Long-Term Incentive Plan award is contingent first upon Oncor achieving a cumulative threshold net income level for the three-year performance period. The O&C Committee has excluded from net income the impact of long-term incentive compensation, performance bonus compensation, expenses related to the EFH Bankruptcy Proceedings and the Sempra Acquisition, executive change of control policy expenses, and non-cash actuarial adjustments.  If Oncor fails to achieve the stated net income level for the performance period, no award is payable. For awards granted in 2015 or later, the funding trigger percentage for a performance period equals 50% if the threshold level is met, 100% if target level is met, or 150% if the superior level is met or exceeded. The applicable percentage for performance between threshold and target performance levels, and the target and superior performance levels are determined on a straight line interpolation basis.  Once a funding trigger percentage is determined, an operational goal percentage is determined based on Oncor’s satisfaction of four operational metrics. The operational goals used for the Long-Term Incentive Plan awards mirror the operational metrics used for awards under the Executive Annual Incentive Plan.  These goals relate to (1) a safety metric based on the number of employee injuries using a Days Away, Restricted or Transfer (DART) system with a modifier for fatalities as a result of a safety violation, (2) a reliability metric as measured by the System Average Interruption Duration Index (SAIDI), (3) an operational efficiency metric based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis, and (4) an infrastructure readiness metric based on the capital expenditure per three year average kW peak, expressed as a cumulative percentage. The purpose of these operational targets, which are based on safety, reliability, operational efficiency and infrastructure readiness metrics, is to promote enhancement of our services to customers.  For additional discussion on the purposes of the operational metrics, see the table and discussion of the Operational Metrics in “Compensation Elements—Executive Annual Incentive Plan.”

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

Long-Term Incentive Awards Granted in 2018 (Payable in 2021)

The following table provides a summary of the targets awards granted to each Named Executive Officer in February 2018.  All awards under the Long Term Incentive Plan are to be made in the form of lump sum cash payments to participants on or before April of the year following the last year of the performance period. For target awards granted in 2018, awards are generally payable on or before April 1, 2021, subject to exceptions for certain terminations of employment following a change in control, as discussed below under “- Long-Term Incentive Awards Payable Upon Certain Termination Events.”

2018 Target Long-Term Incentive Award Grants (Payable in 2021) for Named Executive Officers

Name	Target Award ($ Value)
E. Allen Nye, Jr.	2,339,200
Don J. Clevenger	722,752
Deborah L. Dennis	327,936
James A. Greer	840,000
Matthew C. Henry	758,080
Robert S. Shapard(1)	2,556,608
David M. Davis(2)	728,640
Michael E. Guyton(3)	289,408

(1)

Amount above reflects the full amount of the target award. Mr. Shapard retired effective April 1, 2018 and in April 2018 received a pro-rata award in the amount of $212,273 representing the amount payable based on target performance, prorated for the number of days he was an employee for the 2018-2020 performance period.

(2)

 Amount above reflects the full amount of the target award. Mr. Davis resigned and retired effective December 31, 2018 and in January 2019 received a pro-rata award in the amount of $243,323, representing the amount payable based on target performance, prorated for the number of days he was an employee for the 2018-2020 performance period.

(3)

Amount above reflects the full amount of the target award. Mr. Guyton resigned and retired effective July 1, 2018 and in August 2018 received a pro-rata award of $48,059 representing the amount payable based on target performance, prorated for the number of days he was an employee for the 2018-2020 performance period.

Long-Term Incentive Awards Granted in 2016 (Payable in 2019)

In February 2019, the O&C Committee certified the level of attainment of performance goals established for long-term incentive awards granted in 2016 with a performance period that ended on December 31, 2018. The performance goals achieved for the 2016-2018 performance goal period were certified by the O&C Committee as follows:

2016 -2018 Performance Period Results (awards granted in 2016, payable in 2019)
Funding Trigger		Threshold	Target	Superior	Actual	Achievement
Net Income ($ millions; 2016-2018 cumulative)		1,227.5	1,444.1	1,660.7	1,468.7	105.7%
2016-2018 Performance Goals
Weighting	Performance Metric	Performance Level			Actual	Achievement
30%	Safety - measured by Days Away, Restricted or Transferred (DART); cumulative	Threshold		0.73
		Target		0.62	0.38	45%
		Superior		0.48
30%	Reliability - measured by non-storm System Average Interruption Duration Index (SAIDI) in minutes; cumulative	Threshold		297
		Target		276	278.0	29.1%
		Superior		243
30%	Operational efficiency − measured by operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) on a cost per customer basis, $; average	Threshold		189.71
		Target		177.30	176.3	31.2%
		Superior		164.89
10%	Operational efficiency − measured by an infrastructure readiness metric based on the capital expenditure per three year average kW peak; %; cumulative	Threshold		97.00, 105.00
		Target		98.00, 103.00	103.01%	10.0%
		Superior		99.00 – 101.49
			Operational Goal Percentage:			115.3%

Pursuant to the terms of the 2016 long-term incentive awards, the amount of each award was determined based on the product of the final funding percentage certified by the O&C Committee in February 2019 and the target opportunity dollar amount stated in each individual award. The O&C Committee certified a funding trigger percentage of 105.7%, an operational goal percentage of 115.3%, and a final funding percentage of 105.7% resulting in long-term incentive awards as set forth below for the Named Executive Officers.

2016 - 2018 Performance Period Long-Term Incentive Awards (Payable in 2019) for Named Executive Officers in Office at December 31, 2018

Name	Actual Award ($ Value)
E. Allen Nye, Jr.	770,172
Don J. Clevenger	686,154
Deborah L. Dennis	299,275
James A. Greer	712,604
Matthew C. Henry	-
David M. Davis	712,604

In accordance with the terms of the plan, these amounts will be paid to the officers prior to April 1, 2019.

Long-Term Incentive Awards Payable Upon Certain Termination Events

The Long-Term Incentive Plan provides that upon a participant’s separation from service for reasons other than the participant’s death, disability, retirement or termination following a change in control, all of the participant’s outstanding and unpaid long-term incentive awards will be canceled. As discussed below under “Individual Named Executive Officer Compensation – Compensatory Agreements – Letter Agreements,” each of our Named Executive Officers other than Mr. Nye entered into a letter agreement providing for the payment of the most favorable benefits available under each benefit plan in which the executive participates in the event of that executive’s termination within a certain period of time following the Sempra Acquisition. In the case of terminations due to death, disability or retirement, participants are eligible to receive a pro-rata portion of their outstanding and unpaid long-term incentive awards for the number of days the participant was employed during the performance period, based on actual performance of the company, payable at the same time as they are paid to current participants. In the case of terminations following the two-year period after a change in control, other than terminations by Oncor for cause, the plan provides that the participant will receive a pro-rata portion of the participant’s outstanding and unpaid long-term incentive awards for the number of days the participant was employed during the performance period, based on target performance of the company, payable within 60 days following the participant’s separation from service. We believe this provision provides significant retentive value by motivating participants to continue to serve in light of the expected change in control. Pursuant to the termination following a change in control provisions, Mr. Shapard, Mr. Guyton, and Mr. Davis each received the following prorated awards under the Long-Term Incentive Plan as a result of their retirements following the closing of the Sempra Acquisition:

Long-Term Incentive Awards Paid to Named Executive Officers in Connection with 2018 Terminations of Service

Name	Award Performance Period	Prorated Award Amounts
Robert S. Shapard Awards paid April 2018	2016-2018 Performance Period 2017-2019 Performance Period 2018-2020 Performance Period	$1,772,976 $1,033,727 $212,273
David M. Davis Awards paid January 2019	2017-2019 Performance Period 2018-2020 Performance Period	$472,668 $243,323
Michael E. Guyton Awards paid August 2018	2016-2018 Performance Period 2017-2019 Performance Period 2018-2020 Performance Period	$223,172 $140,544 $48,059

For a more detailed description of the Long-Term Incentive Plan, the net income funding trigger, the performance metrics and the actual performance levels achieved for the 2016-2018 performance period, refer to the narrative that follows the Grants of Plan-Based Awards – 2018 table.

Previous Long-Term Incentives - Equity Interests Plan and Management Investment Opportunity

The Equity Interests Plan allowed our board of directors to offer non-employee directors, management and other personnel and key service providers of Oncor the right to invest in Class B membership units of Investment LLC (each, a Class B Interest), an entity whose only assets consisted of equity interests in Oncor.  As a result, each holder of Class B Interests held an indirect ownership interest in Oncor.  Any dividends received by Investment LLC from Oncor in respect of its membership interests in Oncor were subsequently distributed by Investment LLC to the holders of Class B Interests in proportion to the number of Class B Interests held by the holders.

In November 2008 and August 2011, pursuant to the terms of the Equity Interests Plan, our board of directors offered certain officers and key employees the opportunity to invest in Investment LLC and purchase Class B Interests in Investment LLC for the fair market value of Class B Interests on that date, as determined by our board of directors (collectively, the Management Investment Opportunity).  In addition to the opportunity to purchase Class B Interests in Investment LLC, these officers and key employees also received an amount of SARs based on the aggregate amount invested.  SARs received in connection with the Management Investment Opportunity were subject to the terms of the SARs Plan, and were all exercised in 2012 as discussed under “— Stock Appreciation Rights Settlement” below.  Participants in the Management Investment Opportunity were also given the option to fund any or all of their investment in Investment LLC using funds in their Salary Deferral Program accounts.  Any Class B Interests purchased by an executive officer using funds in his or her Salary Deferral Program account were held of record by the Salary Deferral Program for the benefit of the executive officer.

In connection with the Management Investment Opportunity, each participant entered into a management stockholder’s agreement and a sale participation agreement, which contained, among other things, restrictions on transferring Class B Interests and certain drag-along and piggy-back equity sale rights.  The management stockholder’s agreement, among others things, gave Oncor the right to repurchase a participant’s Class B Interests in the event of specified terminations of a participant’s employment or violation by a participant of certain of his or her non-compete obligations.  We believed this repurchase right provided significant retentive value to our business.

On March 9, 2018, Oncor entered into the OMI Agreement with Investment LLC, Oncor Holdings and Sempra. At the time, Investment LLC held 1,396,008 of the outstanding limited liability company interests in Oncor (OMI Interests), which represented 0.22% of the outstanding membership interests in Oncor. Each of the Named Executive Officers beneficially owned the following amounts of Class B Interests as of March 9, 2018:

Class B Interests Beneficially Owned By Named Executive Officers as of March 9, 2018

Name	Number of Class B Interests
E. Allen Nye, Jr.	18,368
Don J. Clevenger(1)	50,000
Deborah L. Dennis(2)	50,000
James A. Greer(3)	75,000
Matthew C. Henry	-
Robert S. Shapard(4)	300,000
David M. Davis(5)	50,000
Michael E. Guyton(6)	50,000

(1)	Included 8,702.9 of the aggregate outstanding non-voting membership interests that were held by the Salary Deferral Program on Mr. Clevenger’s behalf.
(2)	Included 40,794.3 of the aggregate outstanding non-voting membership interests that were held by the Salary Deferral Program on Ms. Dennis’s behalf.
(3)	Included 25,000 of the aggregate outstanding non-voting membership interests that were held by the Salary Deferral Program on Mr. Greer’s behalf.
(4)	Held by a family limited partnership, of which Mr. Shapard serves as general partner.
(5)	Included 19,868.4 of the aggregate outstanding non-voting membership interests that were held by the Salary Deferral Program on Mr. Davis’s behalf.
(6)	Included 28,664.7 of the aggregate outstanding non-voting membership interests that were held by the Salary Deferral Program on Mr. Guyton’s behalf.

Pursuant to the OMI Agreement, concurrent with the closing of the Sempra Acquisition, Investment LLC transferred to Oncor Holdings all of the OMI Interests in exchange for $25,959,261 in cash, which represents approximately $18.60 for each OMI Interest. OMI in turn transferred approximately $18.575 per Class B Interest held to each of the Class B Interest holders (representing the amount paid by Oncor Holdings to Investment LLC minus approximately $34,000 retained by Investment LLC for potential projected tax liability) in May 2018. Following this transfer, the holders of the Class B Interests were entitled to receive certain distributions related to certain allocable tax liabilities. As a result of the transfer of the OMI Interests to Oncor Holdings, Investment LLC no longer holds equity interests of Oncor. The Equity Interests Plan terminated in accordance with its terms in November 2018.

For a more detailed description of the Equity Interests Plan and the Management Investment Opportunity, refer to the narrative that follows the Grants of Plan-Based Awards – 2018 table.

Previous Long-Term Incentives - Stock Appreciation Rights Settlement

The O&C Committee adopted and implemented the SARs Plan in 2008.  Between 2008 and 2011, the O&C Committee awarded SARs pursuant to the SARs Plan to certain employees of Oncor, including the Named Executive Officers. In 2012, all participants in the SARs Plan participated in an early exercise of all outstanding SARs issued under the SARs Plan (SARs Exercise Opportunity).  As a result, all outstanding SARs under the SARs Plan were exercised and have been settled with participants, other than the accrual of interest on all dividends declared as of October 31, 2012 with respect to the SARs at the ten-year Treasury constant maturity rate increased by 100 basis points, as determined by Oncor and adjusted semi-annually, and no further dividend accruals.  Due to the SARs Exercise Opportunity, we began to accrue interest for the Named Executive Officers on the following amounts of dividends:  Mr. Shapard, $5,104,820; Mr. Nye, $250,649; Mr. Clevenger, $816,771; Mr. Davis, $816,771; Ms. Dennis, $816,771; Mr. Greer, $1,061,802 and Mr. Guyton

$816,771. The dividends and interest became payable upon consummation of the Sempra Acquisition, and were distributed to participants on May 4, 2018.

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

Salary Deferral Program

Oncor executive officers are eligible to participate in a Salary Deferral Program that allows employees to defer a portion of their salary and annual incentive award and to receive a matching award based on their salary deferrals.  Executives can currently defer up to 50% of their base salary and up to 85% of any annual incentive award.  At the executive officer’s option the deferral period can be set for seven years, until retirement or a combination of both.  Oncor generally matches 100% of deferrals up to 8% of salary deferred under the program.  Oncor does not match deferred annual incentive awards.  Matching contributions vest at the earliest of seven years after the deferral date, retirement, death, disability or termination without cause following a change in control of Oncor (as defined in the Salary Deferral Program). The matching contributions of each of Messrs. Shapard, Davis and Guyton vested upon their retirements. The program encourages employee retention as, generally, participants who terminate their employment with us prior to the seven year vesting period forfeit our matching contribution to the program.

Additionally, Oncor, at the direction of the O&C Committee, can make additional discretionary contributions into a Salary Deferral Program participant’s account.  Discretionary contributions made into a Salary Deferral Program participant’s account by Oncor vest as determined by the O&C Committee.

Participants in the Management Investment Opportunity were also given the option to fund any or all of their investment in Investment LLC using funds in their Salary Deferral Program accounts.  The Salary Deferral Program is the record holder of Class B Interests purchased by executives using funds in their Salary Deferral Program accounts. For more information on the Class B Interests held by the Salary Deferral Program on behalf of Named Executive Officers, see “Compensation Elements – Long-Term Incentives – Previous Long-Term Incentives – Equity Interests Plan and Management Investment Opportunity.”

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

 Retirement Plan

All Oncor employees are eligible to participate in the Oncor Retirement Plan, which is qualified under applicable provisions of the Code. The Oncor Retirement Plan contains both a traditional defined benefit component and a cash balance component.  Effective January 1, 2002, the defined benefit plan changed from a traditional final average pay design to a cash balance design.  This change was made to better align the retirement program with competitive practices.  All participants were extended an opportunity to remain in the traditional program component or transition to the cash balance component.  Ms. Dennis and Messrs. Greer, Davis and Guyton elected to remain in the traditional program. All employees employed after January 1, 2002 who have completed one year of service with the company are eligible to participate only in the cash balance component.  As a result, Messrs. Nye, Clevenger, and Shapard are covered only under the cash balance component.  Mr. Henry, who joined the company in March 2018, will be eligible to participate in the cash balance component upon completion of the required one year of service. For a more detailed description of the Oncor Retirement Plan, refer to the narrative that follows the Pension Benefits table and Footnote 10 to Financial Statements.

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

Retiree Health Care

Employees hired by Oncor (or EFH Corp’s predecessor) prior to January 1, 2002 are generally entitled to receive an employer-paid subsidy for retiree health care coverage upon their retirement from Oncor.   As such, Ms. Dennis and Mr. Greer, will be entitled to receive a subsidy from Oncor for retiree health care coverage upon their retirement from Oncor.  Mr. Davis and Mr. Guyton, who have already retired from Oncor and were hired prior to January 1, 2002, receive retiree health care coverage subsidy. Messrs. Nye, Clevenger, Henry and Shapard were hired (or rehired, in the case of Mr. Shapard) after January 1, 2002 and are not eligible for the employer subsidy.

Perquisites and Other Benefits

Perquisites provided to our executive officers are intended to serve as part of a competitive total compensation program and to enhance our executives’ ability to conduct company business.  These benefits include financial planning, a preventive physical health exam, and reimbursements for certain business-related country club and/or luncheon club membership costs. Perquisites do not include personal use of company property or services for which we are reimbursed by the executive for the incremental cost to the company of personal use. For a more detailed description of the perquisites, refer to Footnote 3 in the Summary Compensation Table below.

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

Country Club/Luncheon Club Membership:  Certain executive officers are entitled to reimbursement of country club or luncheon club memberships if the company determines that a business need exists for the executive’s memberships, as such clubs provide those officers with a setting for cultivating business relationships and interaction with key community leaders and officials.

Split-Dollar Life Insurance:  Split-dollar life insurance policies were purchased for eligible executives of Oncor.  The eligibility provisions of this program were modified in 2003 so that no new participants were added after December 31, 2003.  Currently, Ms. Dennis and Mr. Guyton are the only Named Executive Officers who participate, and who are eligible to participate, in the program. Individuals who first became eligible to participate in the Split-Dollar Life Insurance Program after October 15, 1996, vested in the insurance policies issued under the Split-Dollar Life Insurance Program over a six-year period.  Oncor pays the premiums for the policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments.  Although the Split-Dollar Life Insurance Program is terminable at any time, it is designed so that if it is continued, Oncor will fully recover all of the insurance premium payments covered by the collateral assignments either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of 15 years of participation or the participant’s attainment of age 65.  In 2007, the Split-Dollar Life Insurance Program was amended to freeze the death benefits at the then current level.

Travel Expenses:  From time to time an executive’s spouse and/or children may accompany the executive on a business trip. We may pay for an executive officer's spouse to travel with the executive officer when taking a business trip, if their presence contributes to the business purpose. However, any incremental costs incurred by Oncor with respect to expenses for the executive’s children to accompany the executive must be fully reimbursed by the executive.

Additional Benefits: In addition to the benefits described above, Oncor offers its executive officers the ability to participate in benefit plans for medical, dental and vision insurance, group term life insurance and accidental death and disability, which are generally made available to all employees at the company.

Individual Named Executive Officer Compensation

Compensatory Agreements

Named Executive Officer Performance Bonus Agreements

On February 22, 2018, we entered into performance bonus agreements with each of Mr. Nye and Mr. Greer that were effective upon closing of the Sempra Acquisition and provide for a performance bonus opportunity to each executive for each of the 2018 and 2019 fiscal years. As each of Mr. Nye and Mr. Greer received promotions upon closing of the Sempra Acquisition, the O&C Committee determined that the performance bonus opportunities were necessary to bring each of their total direct compensation in line with compensation for each of their expanded roles and responsibilities, based on the 2017 peer group compensation analysis and competitive market study. The long-term incentive nature of the performance bonus agreements also provide significant value in retaining the executives and motivating them to help the company achieve certain performance goals. The performance bonus agreements provide that if the executive remains in the continuous employ of Oncor or an affiliate through the last day of each such fiscal year, the executive will be entitled to a performance bonus equal to an award amount multiplied by a performance bonus funding percentage. The performance bonus funding percentage is calculated based on a comparison of Oncor’s achieved net income for such fiscal year to the net income included in Oncor’s annual financial plan for such fiscal year approved by Oncor’s board of directors, subject to any adjustments approved by the O&C Committee. Under the terms of the performance bonus agreements, the performance bonus funding percentage shall equal 50% if the achieved net income is 80% of such fiscal year’s financial plan net income or 150% if the achieved net income is 120% of such fiscal year’s financial plan net income. The performance bonus funding percentage for achieved net income amounts between 80% and 120% of such fiscal year’s financial plan net income will be determined on a straight line interpolation basis. The O&C Committee will certify the final performance bonus funding percentage for each fiscal year and shall have the discretion to make any adjustments it deems necessary and advisable. Mr. Nye’s performance bonus agreements provides for an award amount of $1,610,000 for the 2018 fiscal year and $1,575,000 for the 2019 fiscal year. Mr. Greer’s performance bonus agreement provides for an award amount of $165,000 for the 2018 fiscal year and $135,000 for the 2019 fiscal year.

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

In February 2018, our board of directors approved our entrance into certain letter agreements with each of our current executive officers, other than Mr. Nye, who declined the opportunity, regarding the potential payment of certain benefits in the event of certain terminations of employment in connection with the closing of the Sempra Acquisition.

Letter Agreements

In August 2017, Oncor and Oncor Holdings entered into a letter agreement with Sempra and one of its wholly-owned subsidiaries (Sempra Letter Agreement). The Sempra Letter Agreement set forth certain rights and obligations of the parties and described certain corporate actions Oncor and Oncor Holdings would take in connection with the merger contemplated by the Sempra Merger Agreement, as well as conditions to Oncor’s and Oncor Holdings’ obligations to take those actions.  The Sempra Letter Agreement provided that, for Oncor’s executive officers, the Sempra Acquisition would constitute a change in control or change of control under Oncor’s existing benefit plans and policies. The Sempra Letter Agreement also provided that if any executive officer chose to retire from or terminate his or her service with Oncor in connection with the closing of the Sempra Acquisition and notified Sempra of that choice within three months following the closing of the Sempra Acquisition, the executive would be paid any and all benefits (including change in control benefits) to which the executive officer would be entitled in connection with his or her retirement or termination, treating the retirement or termination as a resignation with “good reason,” a termination “without cause,” or a retirement under the relevant Oncor benefit plan. For more information regarding the Sempra Acquisition, see “Business and Properties ― EFH Bankruptcy Proceedings and Sempra Acquisition.”

In February 2018, our board of directors, upon the recommendation of the O&C Committee, approved our entrance into letter agreements with each of our executive officers at the time, other than Mr. Nye, who declined the opportunity to enter into such a letter agreement.  The letter agreements memorialize Sempra’s commitments under the Sempra Letter Agreement with respect to executives who choose to retire from or terminate their service with Oncor in connection with the closing of the Sempra Acquisition. We believe the letter agreements provided significant retentive value by motivating our executives to continue to serve in light of the expected change in control.  The letter agreements provide that for each executive who terminates employment with Oncor at any time during a stated protection period for any reason other than a termination by Oncor for cause (as defined in each benefit plan applicable to the executive), the executive will be entitled to any and all benefits to which the executive would be entitled to under each employee benefit plan in which the executive participates, including change in control benefits, with the amount of such benefits being based on the termination event that would result in the payment of the most favorable benefits to the executive. These letter agreements were effective upon closing of the Sempra Acquisition. The protection period under these letter agreements is twenty-four months from the date of the closing of the Sempra Acquisition for Mr. Davis and three months from the date of closing of the Sempra Acquisition for each other executive who chose to enter into such a letter agreement. Each of our Named Executive Officers, other than Mr. Nye (who declined the opportunity to enter into such a letter agreement) and Mr. Henry (who was not an employee until after the Sempra Acquisition), entered into such a letter agreement effective March 8, 2018.

Effective upon the closing of the Sempra Acquisition, Mr. Shapard resigned from the office of Chief Executive and notified Oncor and Sempra of his intent to retire April 1, 2018. Mr. Guyton resigned from the office of Chief Customer Officer effective upon the closing of the Sempra Acquisition and notified Oncor and Sempra of his intent to retire July 1, 2018. On December 14, 2018, Mr. Davis delivered a letter indicating his intent to resign and retire as Executive Vice President, Strategy and Planning, effective December 31, 2018. As a result of the letter agreements and each executive’s delivery of notice of his resignation/retirement prior to the end of the protection period in his letter agreement, each of Messrs. Shapard, Guyton and Davis were entitled to termination benefits under each benefit plan in which he participated that would result in the payment of the most favorable benefits to the executive.

Retention Agreement

In January 2018, we entered into a retention agreement with Mr. Henry in connection with our offer of employment to him to serve as Oncor’s Senior Vice President, General Counsel and Secretary upon closing of the Sempra Acquisition. We believe the retention agreement, which was approved by the O&C Committee, was necessary to induce him to join the company and offer him a market competitive compensation package (targeting around the 50th percentile of the 2017 competitive market study) that addresses the fact that as a new hire he would not receive long-term incentive award payments under the Long-Term Incentive Plan until 2021 (for the 2018-2020 performance period) and would not be eligible for an Executive Annual Incentive Plan annual incentive until 2019 (for the 2018 plan year). The retention agreement serves to reinforce and encourage Mr. Henry’s dedication to us as a member of the executive management team and to assure that we will retain his services in the key role of overseeing all of Oncor’s legal, regulatory and legislative efforts. The retention agreement provided for a first retention bonus in the amount of (A) (i) $334,750, multiplied by the Executive Annual Incentive Plan scorecard results for 2017 (95.8%), plus (ii) $758,080 multiplied by the 2015-2017 performance period Long-Term Incentive Plan scorecard results (103.6%), multiplied by (B) the number of days between the first day of Mr. Henry’s employment and December 31, 2018 (291), divided by (C) 306. Pursuant to the terms of the retention agreement, in March 2018, Mr. Henry received $1,051,843 pursuant to the Retention Agreement, representing the first retention bonus.  The agreement further provides for the payment of future retention bonuses equal to $758,080 multiplied by the approved Long-Term Incentive Plan scorecard results for each of the 2016-2018 and 2017-2019 performance periods, payable on March 1, 2019 and March 1, 2020 respectively, contingent upon Mr. Henry’s continued employment and satisfactory performance of his job duties as directed by Oncor. The retention agreement provides that in the event Mr. Henry’s employment is terminated by Oncor prior to March 1, 2020 for cause, or Mr. Henry terminates without good reason, all unpaid retention bonuses shall be immediately forfeited. In the event of a termination of employment by Oncor without cause, or Mr. Henry’s termination for good reason, any unpaid retention bonuses shall immediately vest and be payable on a pro-rata basis calculated in accordance with the Long-Term Incentive Plan.

CEO Compensation

E. Allen Nye, Jr.

Mr. Nye became our Chief Executive on March 9, 2018, upon closing of the Sempra Acquisition. Prior to that date he served as our Senior Vice President, General Counsel and Secretary. The following is a summary of Mr. Nye’s individual compensation for 2018.

Base Salary:  Mr. Nye’s base salary as Senior Vice President, General Counsel and Secretary was $536,000.  Effective March 11, 2018 (the start of the first pay period following the Sempra Acquisition), Mr. Nye’s salary was increased to $850,000 as a result of his promotion to CEO.  Effective November 26, 2018, Mr. Nye’s salary was increased by the O&C Committee to $927,000 as a result of the O&C Committee’s annual review of executive compensation discussed above under “-Market Data – 2018 Survey and Peer Group.”

Annual Incentives:  In 2019, the O&C Committee awarded Mr. Nye $818,138 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2018 performance, as well as the O&C Committee’s review of Mr. Nye’s overall leadership of the company following closing of the Sempra Acquisition and his performance overseeing all legal, regulatory and governmental affairs matters affecting Oncor prior to assuming the position of CEO. For more detailed information on the calculation of Executive Annual Incentive Awards, see “— Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2018 table and related narrative.

Long-Term Incentives:   In 2018, Mr. Nye was granted a Long-Term Incentive Plan target award of $2,339,200 for the performance period of January 1, 2018 through December 31, 2020. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2021. In February 2019, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2016 for the January 1, 2016 – December 31, 2018 performance period. Mr. Nye’s Long-Term Incentive Plan award for the 2016-2018 performance period is $770,172 and will be paid on or before April 1, 2019. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan-Based Awards-2018 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Performance Bonus Agreement:  In 2019, the O&C Committee awarded Mr. Nye $1,880,480 pursuant to the Performance Bonus Agreement, reflecting the results of Oncor’s 2018 achievement of net income. For more detailed information on the calculation of Performance Bonus Agreement awards, see “—Compensatory Agreements — Named Executive Officer Performance Bonus Agreements” above and related narrative.

Robert S. Shapard

Mr. Shapard served as our Chief Executive until the March 9, 2018 closing of the Sempra Acquisition. Mr. Shapard resigned from the office of CEO effective March 9, 2018 and retired from Oncor effective April 1, 2018. In addition, upon the closing of the Sempra Acquisition, Mr. Shapard assumed the role of chairman of our board of directors. The following is a summary of Mr. Shapard’s individual compensation for 2018.

Base Salary:  Mr. Shapard’s base salary was $929,000 at the time of his April 1, 2018 retirement from the Company.

Annual Incentive:  In 2019, the O&C Committee awarded Mr. Shapard $244,908 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2018 performance. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2018 table and related narrative.

Long-Term Incentives:  In 2018, Mr. Shapard was granted a Long-Term Incentive Plan target award of $2,556,608 for the performance period of January 1, 2018 through December 31, 2020. In April 2018, he received pro-rata payment of his 2016 ($1,772,976), 2017 ($1,033,727) and 2018 ($212,273) long-term incentive awards pursuant to the termination upon change in control provisions of the Long-Term Incentive Plan and the letter agreement he entered into with us in March 2018 . See “—Compensation Elements —Long-Term Incentives — Long-Term Incentive Plan” and “—Compensatory Agreements — Letter Agreements” above and the Grants of Plan-Based Awards-2018 table and related narrative for additional information on the Long-Term Incentive Plan and the pro-rata awards.

Change in Control Policy Severance Payments:  Mr. Shapard received $5,671,246 in 2018 pursuant to the Change in Control Policy, consisting of a cash severance payment of $5,434,650, an amount equal to a pro-rated annual target bonus of $220,638, and $15,958 representing the monthly difference between the applicable employee rate for health care coverage and the COBRA rate paid by him. For more information regarding Mr. Shapard’s payments upon his retirement from Oncor, please see “—Compensatory Agreements —Letter Agreements” above and his table under “– Potential Payments upon Termination or Change in Control” below and the accompanying narrative following such tables.

Chairman of the Board Director Fees:    Mr. Shapard served as a member of our board of directors for all of 2018, assuming the role of chairman of the board of directors effective upon the March 9, 2018 closing of the Sempra Acquisition. Effective for the quarterly periods beginning April 1, 2018, Mr. Shapard received an aggregate of $375,000 in director fees, consisting of the following, paid quarterly in arrears: $56,250 per quarter (of which $3,375 was attributable to his service as a member of the board of directors of Oncor Holdings and reimbursed by Oncor Holdings to Oncor) and $68,750 for serving as non-executive Chairman of our board of directors (of which $4,125 was attributable to his service as the non-executive Chairman of the board of Oncor Holdings and reimbursed by Oncor Holdings to Oncor). Mr. Shapard did not receive fees related to his service on our (or Oncor Holdings) board of directors for periods prior to the quarter beginning April 1, 2018.

Compensation of Other Named Executive Officers

Don J. Clevenger

Mr. Clevenger became our Senior Vice President and Chief Financial Officer on March 9, 2018, upon closing of the Sempra Acquisition. Prior to that date he served as our Senior Vice President, Strategy and Planning. The following is a summary of Mr. Clevenger’s individual compensation for 2018.

Base Salary:  Mr. Clevenger’s base salary was increased from $477,000 to $491,000 effective March 11, 2018 (the start of the first pay period following the Sempra Acquisition) reflecting his role change upon closing of the Sempra Acquisition and the O&C Committee’s review of his compensation compared to the 2017 competitive market information for his comparable office, as discussed above under “-Market Data – 2017 Survey and Peer Group.”  Mr. Clevenger’s base salary was later increased effective November 26, 2018 from $491,000 to $511,000 as a result of the O&C Committee’s annual review of executive compensation discussed above under “-Market Data – 2018 Survey and Peer Group.”

Annual Incentive:  In 2019, the O&C Committee awarded Mr. Clevenger $353,775 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2018 performance, as well as Mr. Clevenger’s individual performance in 2018. The O&C Committee and the CEO evaluated his management of the company’s financial systems, operations and initiatives, including the maintenance of planning, budgeting accounting, and treasury functions and his management of the liquidity of Oncor’s maintenance and construction programs.  For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2018 table and related narrative.

Long-Term Incentives:   In 2018, Mr. Clevenger was granted a Long-Term Incentive Plan target award of $722,752 for the performance period of January 1, 2018 through December 31, 2020. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2021. In February 2019, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2016 for the January 1, 2016 – December 31, 2018 performance period. Mr. Clevenger’s Long-Term Incentive Plan award for the 2016-2018 performance period is $686,154 and will be paid on or before April 1, 2019. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan-Based Awards-2018 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Deborah L. Dennis

On March 9, 2018, upon closing of the Sempra Acquisition, Ms. Dennis added the office of Chief Customer Officer in addition to serving as our Senior Vice President, Human Resources & Corporate Affairs. The following is a summary of Ms. Dennis’ individual compensation for 2018.

Base Salary:  Ms. Dennis’ base salary as Senior Vice President, Human Resources & Corporate Affairs and Chief Customer Officer was increased from $342,000 to $366,000 effective March 11, 2018 (the beginning of the first pay period after the closing of the Sempra Acquisition) reflecting her addition of the role of Chief Customer Officer to her duties and the O&C Committee’s review of her compensation compared to the 2017 competitive market information for her comparable offices, as discussed above under “-Market Data – 2017 Survey and Peer Group.”  Ms. Dennis’s base salary was later increased from $366,000 to $381,000 effective November 26, 2018 as a result of the O&C Committee’s annual review of executive compensation discussed above under “-Market Data – 2018 Survey and Peer Group.”

Annual Incentive:  In 2019, the O&C Committee awarded Ms. Dennis $262,084 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2018 performance, as well as Ms. Dennis’ individual performance in 2018. The O&C Committee and the CEO evaluated her performance in overseeing employee relations, employee benefit matters, labor matters, corporate and community involvement, and customer related matters. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2018 table and related narrative.

Long-Term Incentives:  In 2018, Ms. Dennis was granted a Long-Term Incentive Plan target award of $327,936 for the performance period of January 1, 2018 through December 31, 2020. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2021. In February 2019, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2016 for the January 1, 2016 – December 31, 2018 performance period. Ms. Dennis’ Long-Term Incentive Plan award for the 2016-2018 performance period is $299,725 and will be paid on or before April 1, 2019. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan-Based Awards-2018 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

James A. Greer

On March 9, 2018, upon closing of the Sempra Acquisition, Mr. Greer was promoted from Senior Vice President and Chief Operating Officer to Executive Vice President and Chief Operating Officer. The following is a summary of Mr. Greer’s individual compensation for 2018.

Base Salary:  Mr. Greer’s base salary as Senior Vice President and Chief Operating Officer was increased from $495,000 to $525,000 effective March 11, 2018 (the beginning of the first pay period after the closing of the Sempra Acquisition) reflecting his promotion from Senior Vice President to Executive Vice President and the O&C Committee’s review of his compensation compared to the 2017 competitive market information for his comparable office, as discussed above under “-Market Data – 2017 Survey and Peer Group.”  Mr. Greer’s base salary was later increased from $525,000 to $546,000 effective November 26, 2018 as a result of the O&C Committee’s annual review of executive compensation discussed above under “-Market Data – 2018 Survey and Peer Group”.

Annual Incentive:  In 2019, the O&C Committee awarded Mr. Greer $376,441 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2018 performance, as well as Mr. Greer’s individual performance in 2018 overseeing the complex operations of Oncor’s entire transmission and distribution system, one of the largest such systems in the country. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2018 table and related narrative.

Long-Term Incentives:   In 2018, Mr. Greer was granted a Long-Term Incentive Plan target award of $840,000 for the performance period of January 1, 2018 through December 31, 2020. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2021. In February 2019, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2016 for the January 1, 2016 – December 31, 2018 performance period. Mr. Greer’s Long-Term Incentive Plan award for the 2016-2018 performance period is $712,604 and will be paid on or before April 1, 2019. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan-Based Awards-2018 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Performance Bonus Agreement: In 2019, the O&C Committee awarded Mr. Greer $192,720 pursuant to the Performance Bonus Agreement. For more detailed information on Mr. Greer’s performance bonus agreement, see “— Compensatory Agreements —Named Executive Officer Performance Bonus Agreements” above and related narrative.

Matthew C. Henry

Mr. Henry joined Oncor as Senior Vice President, General Counsel and Secretary on March 16, 2018. The following is a summary of Mr. Henry’s individual compensation for 2018.

Base Salary:  Mr. Henry joined Oncor March 16, 2018 as Senior Vice President, General Counsel and Secretary, with a base salary of $515,000, which was determined by the O&C Committee based on its review of the 2017 competitive market information for his comparable office, as discussed above under “-Market Data – 2017 Survey and Peer Group.”  Mr. Henry’s base salary was later increased from $515,000 to $536,000 effective November 26, 2018 as a result of the O&C Committee’s annual review of executive compensation discussed above under “-Market Data – 2018 Survey and Peer Group.”

Annual Incentive:  In 2019, the O&C Committee awarded Mr. Henry $279,942 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2018 performance, as well as Mr. Henry’s individual performance in 2018 overseeing all legal, regulatory and governmental affairs matters affecting Oncor. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards –2018 table and related narrative.

Long-Term Incentives:   In 2018, Mr. Henry was granted a Long-Term Incentive Plan target award of $758,080 for the performance period of January 1, 2018 through December 31, 2020. Actual awards will be based on Oncor’s achievement of approved performance goals and are payable on or before April 1, 2021. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan-Based Awards-2018 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Retention Agreement: In 2018, Mr. Henry was paid $1,051,843 pursuant to the Retention Agreement, representing the first retention bonus payable under the agreement. See “—Compensatory Agreements – Retention Agreements” above for more information regarding Mr. Henry’s retention agreement.

David M. Davis

Mr. Davis served as our Senior Vice President and Chief Financial Officer until the March 9, 2018 closing of the Sempra Acquisition, at which time he became Executive Vice President, Strategy and Planning. Mr. Davis retired and resigned as Executive Vice President – Strategy and Planning effective December 31, 2018. The following is a summary of Mr. Davis’ individual compensation for 2018.

Base Salary:  Mr. Davis’ base salary was $495,000 until the time of his retirement from the company effective on December 31, 2018.

Annual Incentive:  In 2019, the O&C Committee awarded Mr. Davis $357,143 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2018 performance, as well as Mr. Davis’s individual performance in 2018. Specifically, the O&C Committee and the CEO considered his involvement in the EFH Bankruptcy Proceedings and the proposed transactions relating to the acquisition of Oncor in those proceedings. The O&C Committee and the CEO evaluated his performance overseeing the development of strategies, policies and plans for optimizing the value and performance of our electric delivery systems and related assets. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2018 table and related narrative.

Long-Term Incentives:  In 2018, Mr. Davis was granted a Long-Term Incentive Plan target award of $728,640 for the performance period of January 1, 2018 through December 31, 2020. In January 2019, he received pro-rata payment of his 2017 ($472,021) and 2018 ($242,658) long-term incentive awards pursuant to the termination upon change in control provisions of the Long-Term Incentive Plan and the letter agreement he entered into with us in March 2018. See “—Compensation Elements —Long-Term Incentives — Long-Term Incentive Plan” and “—Compensatory Agreements —Letter Agreements.” In February 2019, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2016 for the January 1, 2016 – December 31, 2018 performance period. Mr. Davis’s Long-Term Incentive Plan award for the 2016-2018 performance period is $712,604 and will be paid on or before April 1, 2019. See “—Long-Term Incentives — Long-Term Incentive Plan” above and the Grants of Plan-Based Awards-2018 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Change in Control Policy Severance Payments:  Mr. Davis received $2,772,000 in 2019 pursuant to the Change in Control Policy with respect to his retirement from Oncor effective December 31, 2018, consisting of a cash severance payment of $2,450,250 and an amount equal to a prorated annual target bonus of $321,750. For 18 months Mr. Davis is also eligible to receive the monthly difference between the applicable employee rate for health care coverage and the COBRA rate paid by him. For more information regarding Mr. Davis’s payments upon his retirement from Oncor, please see “—Compensatory Agreements —Letter Agreements” above and his table under “– Potential Payments upon Termination or Change in Control” below and the accompanying narrative following those tables.

Michael E. Guyton

Mr. Guyton served as our Senior Vice President and Chief Customer Officer until the March 9, 2018 closing of the Sempra Acquisition, at which time he resigned from the role of Chief Customer Officer. He continued to serve as Senior Vice President until his retirement on July 1, 2018. The following is a summary of Mr. Guyton’s individual compensation for 2018.

Base Salary:  Mr. Guyton’s base salary was $323,000 as Chief Customer Officer until March 9, 2018 and as Senior Vice President until the time of his July 1, 2018 retirement from the company.

Annual Incentive:  In 2019, the O&C Committee awarded Mr. Guyton $89,633 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2018 performance. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2018 table and related narrative.

Long-Term Incentives:  In 2018, Mr. Guyton was granted a Long-Term Incentive Plan target award of $289,408 for the performance period of January 1, 2018 through December 31, 2020. Upon Mr. Guyton’s retirement, he received a pro-rata payment of his 2016 ($223,172), 2017 ($140,544) and 2018 ($48,059) awards per the letter agreement he entered into with us in March 2018. See “—Compensation Elements —Long-Term Incentives — Long-Term Incentive Plan,” “—Compensatory Agreements —Letter Agreements” and the Grants of Plan-Based Awards-2018 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Change in Control Policy Severance Payments:  Mr. Guyton received $1,053,302 in 2018 pursuant to the Change in Control Policy, consisting of a cash severance payment of $969,000, an amount equal to a prorated annual target bonus of $80,750, and $3,552 representing the monthly difference between the applicable employee rate for health care coverage and the COBRA rate paid by him. For more information regarding Mr. Guyton’s payments upon his retirement from Oncor, please see “—Compensatory Agreements —Letter Agreements” above and his table under “ – Potential Payments upon Termination or Change in Control” below and the accompanying narrative following those tables.

Contingent Payments

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

We believe these payments, to be triggered upon meeting the criteria above, provide incentive for executives to fully consider potential changes that are in the best interest of Oncor and our equity holders, even if those changes would result in the executives’ termination.  We also believe it is important to have a competitive change in control program to attract and retain the caliber of executives that our business requires and to foster an environment of relative security within which we believe our executives will be able to focus on achieving company goals.

Refer to “Potential Payments upon Termination or Change in Control—Change in Control Policy” for detailed information about payments and benefits that our executive officers are eligible to receive under the Change in Control Policy.

As described above under “Individual Named Executive Officer Compensation – Compensatory Agreements – Letter Agreement,” the Sempra Letter Agreement provided that, for Oncor’s executive officers, the Sempra Acquisition would constitute a change in control or change of control under Oncor’s existing benefit plans and policies. In addition, certain of our executives entered into letter agreements in connection with the Sempra Acquisition that provided for the payment of the most favorable benefits under each plan in which the executive participated in the event of the executive’s termination of employment within a certain period of time after the Sempra Acquisition. As a result of these agreements, Messrs. Shapard, Davis and Guyton were each entitled to certain change in control severance payments and certain payments under the benefit plans in which they participated, as disclosed in the Summary Compensation Table.

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

Accounting and Tax Considerations

The O&C Committee administers our executive compensation programs with the good faith intention of complying with the Code, including Section 409A, as well as other applicable regulations and accounting rules.

Accounting Considerations

Based on accounting guidance for compensation arrangements, no compensation expense was recognized with respect to Class B Interests issued pursuant to the Management Investment Opportunity as the units were purchased by participants for fair value.  Upon consummation of the Sempra Acquisition, interests in the Management Investment Opportunity were distributed to participants on May 4, 2018.

Under the SARs Plan and related 2012 SARs Exercise Opportunity, while the SARs were outstanding, amounts equal to dividends that were paid in respect of Oncor membership interests were credited to the SARs holder’s account as if the SARs were units of Oncor, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control.  As payments under the dividend provision were not contingent upon a future liquidity event, the liability related to the declared dividends was accrued as vested. For accounting purposes, the liability was discounted based on an employee’s expected retirement date.   Upon consummation of the Sempra Acquisition we recognized $4 million in expense related to SARs dividends and interest and then distributed to participants the entire $15 million liability on April 30, 2018.

Income Tax Considerations

Section 162(m) of the Code limits the tax deductibility by a publicly held company of compensation in excess of $1 million paid to certain of its executive officers.  Historically, compensation that qualifies as “performance-based compensation” under Section 162(m) of the Code could be excluded from this $1 million limit, but the TCJA repealed this exception, effective for taxable years beginning after December 31, 2017, unless certain transition relief for certain compensation arrangements in place as of November 2, 2017 is available.  However, because we are a privately-held limited liability company treated for tax purposes as a partnership, Section 162(m) did not apply to us prior to the TCJA, and we believe it continues to not apply to us following the effectiveness of the TCJA.  As a result, we continue to expect that Section 162(m) of the Code will not disallow a federal income tax deduction for compensation in excess of $1 million paid to our executive officers (and certain former executive officers). In any event, the O&C Committee retains discretion to authorize payment of compensation that may not be fully tax deductible when it believes this would be in the best interest of Oncor.

The information contained herein under the heading “Organization and Compensation Committee Report” is not to be deemed to be “soliciting material” or “filed” with the SEC pursuant to Section 407(e)(5)of SEC Regulation S-K.

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

Tania Ortiz

Steven J. Zucchet

Compensation Committee Interlocks and Insider Participation

Two of our O&C Committee members, Mr. Zucchet and Ms. Ortiz, are not classified as disinterested directors under the standards set forth in the Limited Liability Company Agreement. Mr. Zucchet is employed by OMERS Infrastructure Management Inc., a beneficial owner of Texas Transmission, and serves as an officer and director of Texas Transmission’s parent company.  Mr. Zucchet was appointed to the board of directors by Texas Transmission. Ms. Ortiz is the Chief

Executive Officer of Infraestructura Energetica Nova, S.A.B. de C.V. (IEnova), an entity which is indirectly majority owned by Sempra, and was appointed to the board of directors by Sempra (through Oncor Holdings). Ms. Ortiz was appointed to our board of directors and the O&C Committee in July 2018, replacing Debra L. Reed, a former executive officer of Sempra who was appointed to our board of directors by Sempra (through Oncor Holdings) upon closing of the Sempra Acquisition on March 9, 2018 and served on our board of directors and the O&C Committee until July 2018.

Prior to the Sempra Acquisition closing on March 9, 2018, Thomas Ferguson served on our board of directors and as a member of the O&C Committee. Mr. Ferguson is a managing director of Goldman, Sachs, & Co., a member of the Sponsor Group, and prior to the closing of the Sempra Acquisition, also served on the board of EFH Corp. and the board of managers of EFIH. Mr. Ferguson was appointed to our board of directors by Oncor Holdings at the direction of EFIH.  Mr. Ferguson ceased to be a member of the O&C Committee on March 9, 2018 upon the closing of the Sempra Acquisition.  For a description of the ability of Sempra (through Oncor Holdings) and Texas Transmission to appoint directors, see “Directors, Executive Officers and Corporate Governance – Director – Director Appointments.”  For a description of Oncor related-party transactions involving the Sponsor Group, STH and Texas Transmission, see “Certain Relationships and Related Transactions, and Director Independence.”

No member of the O&C Committee is or has ever been one of our officers or employees.  Mr. Nye, our CEO, was elected to the board of directors of IEnova in January 2019. No other interlocking relationship exists between our executive officers and the board of directors or compensation committee of any other company.

Summary Compensation Table

The following table provides information, for the fiscal years ended December 31, 2018, 2017 and 2016 regarding the aggregate compensation paid to our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)

E. Allen Nye, Jr. (5)
Chief Executive	2018	791,000	1,880,480	1,588,310	10,062	104,677	4,374,529
	2017	521,333	-	985,039	62,930	94,200	1,663,502
	2016	497,083	300,000	1,075,869	73,573	88,382	2,034,907
Don J. Clevenger (6)
Senior Vice President &	2018	489,750	-	1,039,929	13,044	76,745	1,619,468
Chief Financial Officer	2017	464,167	-	876,673	45,846	93,565	1,480,251
	2016	442,833	-	892,943	58,433	90,590	1,484,799
Deborah L. Dennis(7)
Senior Vice President,	2018	362,250	-	561,359	1,574	80,814	1,005,997
Human Resources &	2017	332,833	-	437,357	487,517	90,292	1,347,999
Corporate Affairs and	2016	317,333	-	434,995	490,228	86,486	1,329,042
Chief Customer Officer
James A. Greer (8)
Executive Vice President	2018	520,500	192,720	1,089,045	27,320	78,611	1,908,196
and Chief Operating	2017	482,167	-	910,701	885,118	98,507	2,376,493
Officer	2016	459,917	-	927,646	738,775	93,407	2,219,745
Matthew C. Henry(9)
Senior Vice President,	2018	400,875	1,051,843	279,942	-	49,817	1,782,477
General Counsel &
Secretary
Robert S. Shapard(10)
Former Chief Executive	2018	248,379	-	244,908	74,552	6,118,792	6,686,631
	2017	904,250	-	2,953,941	146,557	286,213	4,290,961
	2016	862,583	-	3,148,034	168,895	268,422	4,447,934
David M. Davis(11)
Former Executive Vice	2018	495,000	-	1,069,747	192,680	73,522	1,830,949
President, Strategy &	2017	482,167	-	910,701	838,110	94,003	2,324,981
Planning, and Former	2016	459,917	-	975,201	663,362	88,818	2,187,298
Senior Vice President &
Chief Financial Officer
Michael E. Guyton(12)
Former Senior Vice	2018	166,394	-	89,633	154,449	1,099,103	1,509,579
President and Former	2017	314,750	-	382,173	509,020	87,734	1,293,677
Chief Customer Officer	2016	300,250	-	394,240	450,370	86,055	,230,915

______________

(1)

Amounts reported as “Bonus” for Messrs. Nye and Greer for 2018 represent amounts paid pursuant to their performance bonus agreements. For more information on the performance bonus agreements, see “– Compensation Discussion and Analysis – Individual Named Executive Officer Compensation – Compensatory Agreements – Named Executive Officer Performance Bonus Agreements.” Amounts reported as “Bonus” for Mr. Henry for 2018 represent the amount paid pursuant to his retention agreement. For more information on his retention agreement, see “– Compensation Discussion and Analysis – Individual Named Executive Officer Compensation – Compensatory Agreements – Retention Agreement.”

(2)

Amounts reported as “Non-Equity Incentive Plan Compensation” were earned by the executive in the respective year and represent amounts related to awards for such years pursuant to the Executive Annual Incentive Plan and the Long-Term Incentive Plan.  Awards under the Executive Annual Incentive Plan for any given year are paid in March of the following year. Awards under the Long-Term Incentive Plan are paid on or before April 1 following a 36-month performance period. Long-Term Incentive Plan amount in this column for 2018 represents an award to be paid in 2019 that were earned by the executive for the 2016-2018 performance period.

(3)	Amounts reported under this column reflect the aggregate change in actuarial value at December 31 of the specified year as 132 compared to December 31 of the previous year of each executive’s accumulated benefits under the Oncor Retirement Plan and the Supplemental Retirement Plan.  With respect to the Oncor Retirement Plan, Ms. Dennis and Messrs. Greer, Davis and Guyton are covered under the traditional defined benefit component and Messrs. Nye, Clevenger, Henry and Shapard are covered under the cash balance component.  Mr. Henry will be eligible for the cash balance program after completing the required one-year of service. There are no above-market or preferential earnings for nonqualified deferred compensation.  For a more detailed description of these plans and the calculation of actuarial value, see “– Compensation Discussion and Analysis – Compensation Elements – Deferred Compensation and Retirement Plans” and the narrative that follows the Pension Benefits table below.

(4)	Amounts reported as “All Other Compensation” for 2018 are attributable to the executive’s receipt of compensation as described in the table below.
(5)	Mr. Nye became Chief Executive on March 9, 2018, upon the closing of the Sempra Acquisition. Until that date he served as our Senior Vice President, General Counsel and Secretary.
(6)

Mr. Clevenger became Senior Vice President and Chief Financial Officer on March 9, 2018, upon the closing of the Sempra Acquisition. Until that date he served as our Senior Vice President, Strategic Planning.

(7)	Ms. Dennis became Chief Customer Officer on March 9, 2018, upon the closing of the Sempra Acquisition. She assumed that role in addition to her role as Senior Vice President, HR & Corporate Affairs.
(8)

Mr. Greer was promoted from Senior Vice President and Chief Operating Officer to Executive Vice President and Chief Operating Officer effective March 9, 2018, upon the closing of the Sempra Acquisition.

(9)	Mr. Henry joined Oncor as Senior Vice President, General Counsel and Secretary on March 16, 2018, following the closing of the Sempra Acquisition.
(10)

Mr. Shapard resigned from the office of Chief Executive on March 9, 2018, upon the closing of the Sempra Acquisition, and retired from Oncor effective April 1, 2018. Upon closing of the Sempra Acquisition Mr. Shapard assumed the role of chairman of Oncor’s board of directors.

(11)

Mr. Davis became Executive Vice President, Strategy and Planning, on March 9, 2018, upon the closing of the Sempra Acquisition. Until that date he served as our Senior Vice President and Chief Financial Officer. Mr. Davis retired from Oncor effective December 31, 2018.

(12)

Mr. Guyton served as Senior Vice President and Chief Customer Officer until the closing of the Sempra Acquisition on March 9, 2018, when he resigned from the office of Chief Customer Officer. Following the Sempra Acquisition, Mr. Guyton continued to serve as a Senior Vice President until his retirement from Oncor on July 1, 2018.

2018 All Other Compensation Components for Named Executive Officers

Name	Thrift Plan Company Match ($)	Salary Deferral Program Company Match ($)(1)	SARs Plan Settlement Dividend Interest Accruals ($)(2)	Perquisites ($)(3)	Cash severance payments payable upon termination of service($)(4)	Split-Dollar Life Insurance Program Payments ($) (5)	Other ($)(6)	Total ($)
E. Allen Nye, Jr.	17,160	63,280	1,594	22,643	-	-	-	104,677
Don J. Clevenger	16,500	39,180	5,195	15,870	-	-	-	76,745
Deborah L. Dennis	12,375	28,980	5,195	24,282	-	9,982	-	80,814
James A. Greer	12,375	41,640	6,753	17,843	-	-	-	78,611
Matthew C. Henry	14,440	27,607	-	7,770	-	-	-	49,817
Robert S. Shapard	16,500	27,016	32,468	12,520	5,655,288	-	375,000	6,118,792
David M. Davis	12,375	39,600	5,195	16,352	-	-	-	73,522
Michael E. Guyton	6,739	16,639	5,195	15,347	1,049,750	5,433	-	1,099,103

______________

(1)

Amounts represent company matching amounts under the Salary Deferral Program. Refer to the narrative that follows the Nonqualified Deferred Compensation table below for a more detailed description of the Salary Deferral Program.

(2)

As discussed under “Compensation Discussion and Analysis – Compensation Elements – Previous Long-Term Incentives – Stock Appreciation Rights Settlement,” in connection with the SARs Exercise Opportunity participants agreed that no further dividends would accrue, but that interest would be paid on dividends declared on or before October 31, 2012 accrued at the ten-year Treasury constant maturity rate increased by 100 basis points. Upon closing the Sempra Acquisition, all dividend and interest accounts became payable and interest stopped accruing. Amounts reported reflect interest accrued in 2018. Dividend and interest accounts were distributed to participants on May 4, 2018.

(3)

Amounts reported under this column represent the aggregate amount of perquisites received by each Named Executive Officer.  Those perquisites are detailed in the following table.  Amounts reported below represent the actual cost to Oncor for the perquisites provided.  Perquisites do not include personal use of company property or services for which we are reimbursed by the executive for the incremental cost to the company of personal use. For a discussion of the perquisites received by our executive officers, see “– Compensation Discussion and Analysis – Compensation Elements – Perquisites and Other Benefits.”

(4)

Amounts reflect cash severance payments paid to former Named Executive Officers under the Change in Control Policy with respect to their terminations of service in 2018. For more information on the cash severance payments, see “– Compensation Discussion and Analysis – Individual Named Executive Officer Compensation – Compensatory Agreements – Letter Agreements” and “– Compensation Discussion and Analysis – Contingent Payments – Change in Control Policy” and the “Potential Payments Upon Termination or Change in Control” tables and accompanying narrative.

(5)

Amounts represent premium and tax gross-up payments pursuant to the Split-Dollar Life Insurance Program. Messrs. Nye, Clevenger, Greer, Henry, Shapard and Davis are not eligible to participate in the program because the program was frozen to new participants prior to their qualifying for participation. Amounts in this column for Ms. Dennis represent the aggregate amount of payments pursuant to the program including interest of $6,054 relative to cumulative premium payments which had been made on her behalf, and Oncor provided tax gross-up payments of $3,928 to offset the effect of taxes on such payments. Amounts in this column for Mr. Guyton represent the aggregate amount of payments pursuant to the program including interest of $3,295 relative to cumulative premium payments which had been made on his behalf, and Oncor provided tax gross-up payments of $2,138 to offset the effect of taxes on such payments. For a discussion of the Split-Dollar Life Insurance Program, please see “– Compensation Discussion and Analysis – Compensation Elements – Perquisites and Other Benefits.”

(6)

Amounts reported under this column for Mr. Shapard represent director fees earned or paid to him in cash in 2018 for serving as non-executive Chairman of Oncor’s board of directors, for which he received the following director fees, paid quarterly in arrears, for his service as a director for the quarterly periods beginning April 1, 2018: $56,250 per quarter (of which $3,375 was attributable to his service as a member of the board of directors of Oncor Holdings and is paid by Oncor but reimbursed to Oncor by Oncor Holdings) and $68,750 for serving as non-executive Chairman of our board of directors (of which $4,125 was attributable to his service as the non-executive Chairman of the board of Oncor Holdings and is paid by Oncor but reimbursed to Oncor by Oncor Holdings). Mr. Shapard did not receive any fees for serving as a member of our board of directors for periods prior to April 1, 2018.

2018 Perquisites for Named Executive Officers

Name	Financial Planning ($)	Executive Physical ($)	Country Club and/or Luncheon Club Dues ($)	Spouse Travel ($)(1)	Other ($)(2)	Total ($)
E. Allen Nye, Jr.	10,780	4,132	6,251	-	1,480	22,643
Don J. Clevenger	-	6,539	9,331	-	-	15,870
Deborah L. Dennis	10,780	2,160	10,615	727	-	24,282
James A. Greer	10,780	7,063	-	-	-	17,843
Matthew C. Henry	-	-	1,705	-	6,065	7,770
Robert S. Shapard	6,099	-	4,626	-	1,795	12,520
David M. Davis	10,780	3,012	2,560	-	-	16,352
Michael E. Guyton	10,780	2,938	1,629	-	-	15,347

______________

(1)Amounts in this column represent spouse expenses for accompanying the Named Executive Officer on business travel.

(2)Amounts in this column represent the cost of event tickets for personal entertainment.

Grants of Plan-Based Awards – 2018

The following table sets forth information regarding grants of plan-based awards to Named Executive Officers under our Executive Annual Incentive Plan and Long-Term Incentive Plan during the fiscal year ended December 31, 2018.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum/Superior
Name	($)	($)	($)
E. Allen Nye, Jr.
Executive Annual Incentive Plan (1)	368,531	737,061	1,105,592
Long-Term Incentive Plan - 2018 (2)	1,169,600	2,339,200	3,508,800
Don J. Clevenger
Executive Annual Incentive Plan (1)	159,358	318,716	478,074
Long-Term Incentive Plan - 2018 (2)	361,376	722,752	1,084,128
Deborah L. Dennis
Executive Annual Incentive Plan (1)	118,056	236,112	354,167
Long-Term Incentive Plan - 2018 (2)	163,968	327,936	491,904
James A. Greer
Executive Annual Incentive Plan (1)	169,568	339,136	508,705
Long-Term Incentive Plan - 2018 (2)	420,000	840,000	1,260,000
Matthew C. Henry
Executive Annual Incentive Plan (1)	126,100	252,200	378,300
Long-Term Incentive Plan - 2018 (2)	379,040	758,080	1,137,120
Robert S. Shapard
Executive Annual Incentive Plan (1)(3)	441,275	882,550	1,323,825
Long-Term Incentive Plan - 2018 (2)	1,278,304	2,556,608	3,834,912
David M. Davis
Executive Annual Incentive Plan (1)	160,875	321,750	482,625
Long-Term Incentive Plan - 2018 (2)	364,320	728,640	1,092,960
Michael E. Guyton
Executive Annual Incentive Plan (1)(4)	80,750	161,500	242,250
Long-Term Incentive Plan - 2018 (2)	144,704	289,408	434,112

________________

(1)

The amounts reported reflect the threshold, target and maximum/superior amounts available under the Executive Annual Incentive Plan.  Threshold, target and maximum/superior amounts were determined by the O&C Committee in March 2018 and final award payout amounts were determined by the O&C Committee in February 2019.  The actual awards for the 2018 plan year will be paid in March 2019 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

(2)

The amounts reported reflect the threshold, target and maximum/superior amounts available for award grants made in 2018 under the Long-Term Incentive Plan. Target amounts for each Named Executive Officer were determined by the O&C Committee in March 2018 and any final awards will be payable on or before April 1, 2021 based on achievement of performance goals for the 2018-2020 performance period, as discussed in more detail below under “— Long-Term Incentive Plan.” Actual awards for the performance period ending on December 31, 2018 will be paid on or before April 1, 2019 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

(3)	The amounts for Mr. Shapard represent the amounts that would have been payable if he had been employed for the full year. Mr. Shapard retired effective April 1, 2018.
(4)	The amounts for Mr. Guyton represent the amounts that would have been payable if he had been employed for the full year. Mr. Guyton retired effective July 1, 2018.

Executive Annual Incentive Plan

The Executive Annual Incentive Plan is a cash bonus plan intended to provide a performance-based annual reward for the successful attainment of certain annual performance goals and business objectives that are established by the O&C Committee.  Elected officers of the Company having a title of vice president or above and other specified key employees are eligible to participate in the Executive Annual Incentive Plan provided they are employed by us for a period of at least three full months during a January 1 to December 31 plan year.  The O&C Committee and our CEO are responsible for administering the Executive Annual Incentive Plan.  Participants who die, become disabled or retire during a plan year are eligible to receive prorated awards under the plan for that plan year provided they completed at least three full months of employment in such plan year. Any awards to executive officers are in the sole discretion of the O&C Committee, and those awards are prorated for the number of months in which the individual was employed by the company.

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

For 2018, the EBITDA funding triggers (threshold, target and superior), actual results and funding trigger percentage under the Executive Annual Incentive Plan were as follows:

Name	Threshold ($ millions)	Target ($ millions)	Superior ($ millions)	Actual Results ($ millions)	Funding Trigger Percentage
EBITDA	1,518.5	1,687.2	1,855.9	1,724.3	111.0%

Step 2: Operational Achievement

If the threshold EBITDA funding trigger is achieved, then once the EBITDA funding percentage is determined, the operational or other metrics set by the O&C Committee are then applied to determine an operational funding percentage.  For 2018, the O&C Committee only used operational metrics, which are set forth in the table below.

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

The O&C Committee determines the weighting of each of those metrics within the final operational funding percentage.  As with the EBITDA funding trigger, each operational metric must meet a threshold level in order to provide any funding for that metric.  Meeting the threshold amount results in 50% of the available funding for that specific metric.  The O&C Committee also sets target and superior levels for each operational metric, and achievement of those levels results in funding for a specific metric of 100% and 150%, respectively.  Once threshold has been achieved, actual results in between each level result in a funding percentage equal to the percentage of the target achieved (up to 150%, for achievement of the superior performance level).  For 2018, the weighting, actual results and operational funding percentages for the operational metrics under the Executive Annual Incentive Plan were as follows:

Goal	Weighting	Threshold(1)	Target(2)	Superior(3)	Actual Results	Operational Funding Percentage
Safety (measured in number of injuries per 200,000 hours)
DART	30%	0.69	0.58	0.41	0.18	45.0%
Reliability (measured in minutes)
Non-storm SAIDI	30%	97.0	91.0	80.0	90.2	31.1%
Operational Efficiency - O&M Cost Per Customer (measured in $ per customer)
O&M	30%	$195.72	$182.91	$170.11	184.51	28.1%
Infrastructure Readiness
Capital expenditures per three year average kW peak	10%	97.00%, 105.00%	98.00%, 103.00%	99.00%, 101.49%	102.49%	11.7%
Total Operational Funding Percentage						115.9%

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

For 2018, achievement of operational metrics resulted in an operational funding percentage of 115.9%. The operational funding percentage can decrease the final funding percentage, as described in more detail below.

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

For 2018, since actual EBITDA was greater than target, but less than superior, the final funding percentage was the lesser of the funding trigger percentage or the operational funding percentage, resulting in a final funding percentage of 111.0%.

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

The Executive Annual Incentive Plan provides that if an executive dies, becomes disabled or retires after having participated at least three full months in the plan during such plan year, the executive is entitled to receive payment of a partial award, prorated for the number of months that the executive was a participant in the plan year of his or her termination of employment. Mr. Shapard (who retired from Oncor effective April 1, 2018) and Mr. Guyton (who retired from Oncor effective July 1, 2018), who were each participants in the Executive Annual Incentive Plan for at least three full months in 2018, were eligible for prorated 2018 annual incentives.

In addition, the Change in Control Policy provides that at the same time (and subject to the same conditions) that an executive receives a cash severance payment under the policy, the executive shall also receive a cash severance payment in the amount equal to the pro rata portion of the executive’s target annual incentive award for the year of termination of employment, prorated based on the executive’s termination date. Pursuant to the terms of certain letter agreements entered into in connection with the Sempra Acquisition, Messrs. Shapard and Guyton received $220,638 and $80,750, respectively, representing his pro rata annual incentive target award for 2018. For a description of each executive’s payments under the Change in Control Policy, see “– Contingent Payments – Change in Control Policy” below. For a description of the letter agreements, see “– Individual Named Executive Officer Compensation – Compensatory Agreements – Letter Agreements” below.

Plan Revisions Applicable for Plan Years Beginning in 2019

In February 2019, the O&C Committee amended and restated the Executive Annual Incentive Plan to revise the final funding percentage calculation for awards beginning with the 2019 plan year. Pursuant to these revisions, the final funding percentage for awards beginning with the 2019 plan year will be equal to (i) the weighted operational funding percentage if EBITDA is above target level, or (ii) the lesser of the funding trigger percentage or the weighted operational funding percentage if EBITDA is at the target level or between the threshold and target levels.  Failure to achieve threshold EBITDA will result in no funding of awards for that plan year.

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

The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2018 would consist of both a financial trigger and operational metrics, as set forth below.

2018 - 2020 Performance Period (awards granted in 2018, payable in 2021)
Funding Trigger		Threshold	Target	Superior
Net Income ($ millions; 2018-2020 cumulative)(1)		85%	100%	115%
Performance Goals
Weighting	Performance Metric	Performance Goal
30%	Safety – measured by Days Away, Restricted or Transferred (DART); cumulative	Threshold		0.66
		Target		0.55
		Superior		0.39
30%	Reliability - measured by non-storm System Average Interruption Duration Index (SAIDI) in minutes; cumulative	Threshold		282
		Target		264
		Superior		232
30%	Operational efficiency - measured by operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) on a cost per customer basis; $; average(2)	Threshold		107%
		Target		100%
		Superior		93%
10%	Operational efficiency - measured by an infrastructure readiness metric based on the capital expenditure per three year average kW peak; expressed as a cumulative percentage	Threshold		97.0%, 105.0%
		Target		98.0%, 103.0%
		Superior		99.0% - 101.49%

______________

(1)

The awards note that no later than 90 days after the start of each year within the performance period, the board of directors of Oncor will approve the annual financial plan for the year. Threshold, target and superior levels for net income are reflected as percentages of the cumulative net income set forth in the financial plans for the 2018-2020 performance period.

(2)

The awards note that no later than 90 days after the start of each year within the performance period, the board of directors of Oncor will approve the annual financial plan for the year. Threshold, target and superior levels for operational efficiency are reflected as percentages of the average O&M and SG&A (on a cost per customer basis) set forth in the financial plans for the 2018-2020 performance period.

For awards granted in 2016, 2017, and 2018, the net income funding trigger and operational efficiency performance goals measured by O&M and SG&A on a cost per customer basis were noted as percentages of the cumulative net income set forth in the financial plans approved by our board of directors for each year in the 2016-2018 and 2017-2019 performance periods. In October 2016 our board of directors approved the financial plan for 2017. Based on the approved financial plan, the O&C Committee in March 2017 declared that for purposes of calculating the cumulative performance goals for the 2016-2018 and 2017-2019 performance periods, the 2017 net income funding trigger threshold, target and superior levels shall be $390.3 million, $459.2 million and $528.1 million, respectively, and the 2017 operational efficiency metric (measured by O&M and SG&A on a cost per customer basis) threshold, target and superior levels shall be $187.82, $175.53 and $163.25. For purposes of calculating the cumulative performance goals for the 2016-2018, 2017-2019 and 2018-2020 performance periods, in February 2018, based on the 2018 financial plan approved by our board of directors in February 2018, the O&C Committee certified that the 2018 net income funding trigger threshold, target and superior levels at $445.6 million, $524.2 million and $602.8 million, respectively, and the 2018 operational efficiency metric (measured by O&M and SG&A on a cost per customer basis) threshold, target and superior levels at $195.72, $182.91 and $170.11. For purposes of calculating the cumulative performance goals for the 2017-2019, 2018-2020 and 2019-2021 performance periods, in February 2019, based on the 2019 financial plan approved by our board of directors in February 2019, the O&C Committee certified the 2019 net income funding trigger target level at $580 million (with the threshold level and, if applicable, the superior level of the net income funding trigger equal to 85% and 115% of the relevant target amount, respectively), and the 2019 operational efficiency metric (measured by O&M and SG&A on a cost per customer basis) target level at $184.42 (with the threshold level and the superior level of such operational efficiency metric equal to 107% and 93% of the relevant target amount, respectively).

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

Once a funding trigger percentage is determined, an operational goal percentage is determined based on Oncor’s satisfaction of four operational metrics. The operational goals used for the Long-Term Incentive Plan awards mirror the operational metrics used for awards under the Executive Annual Incentive Plan.  The table below sets forth the operational goals that the O&C Committee applied for 2018 grants.

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

The amount of each Long-Term Incentive Plan award is then determined based on the product of the final funding percentage, multiplied by the target opportunity dollar amount stated in each individual award.

In February 2019, the O&C Committee certified the level of attainment of performance goals established for long-term incentive awards granted in 2016 with a performance period that ended on December 31, 2018. The performance goals achieved for the 2016-2018 performance goal period were certified by the O&C Committee as follows:

2016 -2018 Performance Period Results (awards granted in 2016, payable in 2019)
Funding Trigger		Threshold	Target	Superior	Actual	Achievement
Net Income ($ millions; 2016-2018 cumulative)		1,227.5	1,444.1	1,660.7	1,468.7	105.7%
2016-2018 Performance Goals
Weighting	Performance Metric	Performance Level			Actual	Achievement
30%	Safety - measured by Days Away, Restricted or Transferred (DART); cumulative	Threshold		0.73
		Target		0.62	0.38	45%
		Superior		0.48
30%	Reliability - measured by non-storm System Average Interruption Duration Index (SAIDI) in minutes; cumulative	Threshold		297
		Target		276	278.0	29.1%
		Superior		243
30%	Operational efficiency − measured by operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) on a cost per customer basis, $; average	Threshold		189.71
		Target		177.30	176.3	31.2%
		Superior		164.89
10%	Operational efficiency − measured by an infrastructure readiness metric based on the capital expenditure per three year average kW peak; %; cumulative	Threshold		97.00, 105.00
		Target		98.00, 103.00	103.01%	10.0%
		Superior		99.00 – 101.49
			Operational Goal Percentage:			115.3%

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

Pursuant to the letter agreements discussed under “ – Compensation Discussion & Analysis – Individual Named Executive Officer Compensation – Compensatory Agreements – Letter Agreements,” and the Long-Term Incentive Plan provisions regarding payments in the event of a termination following a change in control, Messrs. Shapard, Davis and Guyton received the following prorated awards under the Long-Term Incentive Plan:

Long-Term Incentive Awards Paid to Named Executive Officers in Connection with 2018 Terminations of Service

Name	Award Performance Period	Prorated Award Amounts
Robert S. Shapard Awards paid April, 2018	2016-2018 Performance Period 2017-2019 Performance Period 2018-2020 Performance Period	$ 1,772,976 $ 1,033,727 $ 212,273
David M. Davis Awards paid January, 2019	2017-2019 Performance Period 2018-2020 Performance Period	$ 472,668 $ 243,323
Michael E. Guyton Awards paid August 2018	2016-2018 Performance Period 2017-2019 Performance Period 2018-2020 Performance Period	$ 223,172 $ 140,544 $ 48,059

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

Award Agreement Revisions Applicable for Performance Periods Beginning in 2019

In February 2019, the O&C Committee amended the form of Long-Term Incentive Plan award agreements for awards granted beginning in 2019. The revised form of award agreement provides that the final funding percentage for awards will be calculated as the product of the funding trigger percentage multiplied by the weighted performance goal percentage, with the funding trigger percentage to equal zero if net income is below the funding trigger threshold.

Pension Benefits

The following table sets forth information regarding Oncor’s participation in the retirement plans that provide for benefits, in connection with, or following, the retirement of Named Executive Officers for the fiscal year ended December 31, 2018:

Name	Plan Name	Number of Years Accredited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
E. Allen Nye, Jr.	Oncor Retirement Plan	7.0000	95,411	-
	Supplemental Retirement Plan	7.0000	185,433	-
Don J. Clevenger	Oncor Retirement Plan	13.6667	191,912	-
	Supplemental Retirement Plan	13.6667	169,649	-
Deborah L. Dennis	Oncor Retirement Plan	39.0833	2,840,258	-
	Supplemental Retirement Plan	39.0833	1,165,632	-
James A. Greer	Oncor Retirement Plan	33.5000	2,160,417	-
	Supplemental Retirement Plan	33.5000	2,611,019	-
Matthew C. Henry(3)	Oncor Retirement Plan	-	-	-
	Supplemental Retirement Plan	-	-	-
Robert S. Shapard	Oncor Retirement Plan	32.3333	-	1,052,304
	Supplemental Retirement Plan	32.3333	-	727,814
David M. Davis	Oncor Retirement Plan	26.5000	1,816,901	-
	Supplemental Retirement Plan	26.5000	2,691,051	-
Michael E. Guyton	Oncor Retirement Plan	34.8333	2,412,391	57,874
	Supplemental Retirement Plan	34.8333	766,338	18,383

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

(2)

Mr. Shapard accumulated benefits through his retirement date of April 1, 2018  in two EFH Corp. sponsored supplemental retirement plans as a result of his service as an employee of EFH Corp.’s predecessor prior to joining Oncor.  Those benefits are paid solely by EFH Corp. in connection with various changes made by EFH Corp. to its retirement plans in 2012 and as a result are not reported in this table.

(3)	Mr. Henry was not eligible to participate in the plans in 2018 as he had not completed the required one-year of service.

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

Annual retirement benefits under the traditional defined benefit component, which applied during 2018 to Ms. Dennis and Messrs. Greer, Davis and Guyton, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant’s average annual earnings (base salary) during his/her three years of highest earnings.  Under the cash balance component, which covers Messrs. Nye, Clevenger, and Shapard, a hypothetical account is established for participants and credited with monthly contribution credits equal to a percentage of the participant’s compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant’s combined age and years of accredited service), plus interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year.  Benefits paid under the traditional defined benefit component of the Oncor Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code.

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

The table set forth above illustrates the present value on December 31, 2018 of each Named Executive Officer’s Retirement Plan benefit and benefits payable under the Supplemental Retirement Plan, based on his or her years of service and remuneration through December 31, 2018.  Benefits accrued under the Supplemental Retirement Plan after December 31, 2004 are subject to Section 409A of the Code.  Accordingly, certain provisions of the Supplemental Retirement Plan have been modified in order to comply with the requirements of Section 409A and related guidance.

The present value of accumulated benefits for the traditional benefit component of the Oncor Retirement Plan and the Oncor Supplemental Retirement Plan was calculated based on the executive’s annuity payable at the earliest age that unreduced benefits are available under the Plans (generally age 62). Unmarried executives are assumed to elect a single life annuity. For married executives, it is assumed that 60% will elect a 100% joint and survivor annuity and 40% will elect a single life annuity. Post-retirement mortality was based on the RP-2014 Fully Generational Mortality Table for Healthy Annuitants with base year 2006 using projection scale MP-2018. A discount rate of 4.16% was applied and no pre-retirement mortality or turnover was reflected.

The present value of accumulated benefits for the cash balance component of the Oncor Retirement Plan and the Oncor Supplemental Retirement Plan was calculated as the value of the executive’s cash balance account projected to age 65 at an assumed growth rate of 3.50% and then discounted back to December 31, 2018, at 4.16%. No mortality or turnover assumptions were applied.

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

Nonqualified Deferred Compensation – 2018

The following table sets forth information regarding the deferral of components of our Named Executive Officers’ compensation on a basis that is not tax-qualified for the fiscal year ended December 31, 2018:

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings (Loss) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(3)
E. Allen Nye, Jr.
Salary Deferral Program	63,280	63,280	(68,213)	(119,680)	670,559
Don J. Clevenger(4)
Salary Deferral Program	39,180	39,180	32,131	(298,027)	593,511
Deborah L. Dennis(5)
Salary Deferral Program	28,980	28,980	307,961	(935,938)	794,583
James A. Greer (6)
Salary Deferral Program	41,640	41,640	171,831	(596,762)	644,686
Matthew C. Henry
Salary Deferral Program	27,607	27,607	(3,022)	-	52,191
Robert S. Shapard
Salary Deferral Program	27,016	27,016	(97,792)	(169,038)	1,580,253
David M. Davis (7)
Salary Deferral Program	39,600	39,600	138,803	(489,384)	683,820
Michael E. Guyton(8)
Salary Deferral Program	16,639	16,639	251,783	(983,525)	118,950

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

(3)

$306,106, $273,271, $337,347, $293,362, $868,868, $308,701 and $175,138 represent company match accounts prior to 2018 for Messrs. Nye, Clevenger, Ms. Dennis, Messrs. Greer, Shapard, Davis, and Guyton, respectively, and as a result to the extent any were Named Executive Officers in previous years were included as compensation in the Summary Compensation Table in previous years for the year earned, as applicable.

(4)

$188,682 of Mr. Clevenger’s aggregate distributions in the last fiscal year are attributable to the investment and earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.

(5)

$935,938 of Ms. Dennis’ aggregate distributions in the last fiscal year are attributable to the investment and earnings associated with the Class B Interests she purchased using funds in her Salary Deferral Program account pursuant to the Management Investment Opportunity.

(6)

$542,008 of Mr. Greer’s aggregate distributions in the last fiscal year are attributable to the investment and earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.

(7)

$430,753 of Mr. Davis’ aggregate distributions in the last fiscal year are attributable to the investment and earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.

(8)

$650,405 of Mr. Guyton’s aggregate distributions in the last fiscal year are attributable to the investment and earnings associated with the Class B Interests he purchased using funds in his Salary Deferral Program account pursuant to the Management Investment Opportunity.

Salary Deferral Program

Under the Salary Deferral Program, each employee of Oncor, who is in a designated job level and whose annual salary is equal to or greater than an amount established under the Salary Deferral Program ($126,240 for the program year beginning January 1, 2018) may elect to defer up to 50% of annual base salary, and/or up to 85% of any bonus or incentive award.  This deferral (including any vested matching contributions, as described below) may be made for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof, at the election of the employee.  Oncor makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the Salary Deferral Program. Oncor does not match deferred annual incentive awards.  Matching contributions vest at the earliest of seven years after the deferral date, retirement, death, disability or termination without cause following a change in control of Oncor (as defined in the Salary Deferral Program). The matching contributions of each of Messrs. Shapard, Davis and Guyton vested upon their retirements.

Additionally, Oncor, at the direction of the O&C Committee, can make additional discretionary contributions into a Salary Deferral Program participant’s account.  Discretionary contributions made into a Salary Deferral Program participant’s account by Oncor vest as determined by the O&C Committee.

Deferrals are credited with earnings or losses based on the performance of investment alternatives under the Salary Deferral Program selected by each participant.  Among the investment alternatives, certain participants were eligible to use funds in the Salary Deferral Program to purchase Class B Interests in November 2008 pursuant to the Equity Interests Plan and Management Investment Opportunity. For additional information regarding the Equity Interests Plan and Management Investment Opportunity, see “- Compensation Elements - Previous Long Term Incentives - Equity Interests Plan and Management Investment Opportunity.” Distributions from Oncor to Investment LLC are distributed pro-rata to the holders of Class B Interests in accordance with their proportionate ownership of Class B Interests. Any distributions attributable to Class B Interests purchased using a participant’s funds in the Salary Deferral Program are deposited in such participant’s Salary Deferral Program account as earnings.  Upon consummation of the Sempra Acquisition, investment and income earned in the Management Investment Opportunity under the Salary Deferral Program were distributed to participants on May 4, 2018.

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

Potential Payments upon Termination or Change in Control

The tables and narrative below provide information for payments to Oncor’s Named Executive Officers (or, as applicable, enhancements to payments or benefits) in the event of termination including retirement, voluntary, for cause, death, disability, without cause or change in control of Oncor.  The amounts shown below for current executive officers assume that such a termination of employment and/or change in control occurred on December 31, 2018, and the amounts shown below for former executive officers reflect amounts paid in connection with their respective terminations of employment.

In 2018, all of our executive officers were eligible to receive benefits under the terms of the Change in Control Policy and the Severance Plan, as more fully described following the tables below.  In addition to the provisions of those plans, the Salary Deferral Program provides that all company-matching awards will become automatically vested in the event of a termination without cause following a change in control, death, disability or retirement.  The amounts listed in the tables below regarding the Salary Deferral Program only represent the immediate vesting of company matching contributions resulting from death, disability, retirement or a termination without cause following the occurrence of a change in control.  Contributions made to such plan by each Named Executive Officer are disclosed in the Nonqualified Deferred Compensation table above.  For a more detailed discussion of the Salary Deferral Program, see the Nonqualified Deferred Compensation table above and the narrative following the Nonqualified Deferred Compensation table.

Retirement benefits under the Oncor Retirement Plan and Supplemental Retirement Plan are available to participants upon their attainment of age 65. Early retirement benefits under the Oncor Retirement Plan are available to our employees covered in the traditional defined benefit component upon their attainment of age 55 and achievement of 15 years of accredited service.  Early retirement results in a retirement benefit payment reduction of 4% for each full year (and 0.333% for each additional full calendar month) between the date the participant retires and the date the participant would reach age 62.  Early retirement benefits are available to our employees in the cash balance component upon their achievement of 10 years of accredited service at the time of his/her severance from service or on the date the participant would have accumulated 10 years of accredited service but for the participant’s severance from service. Benefits under the Supplemental Retirement Plan are subject to the same age and service restrictions, but are only available to our executive officers and certain other key employees.  Mr. Shapard participates in the cash balance component of the retirement plans and retired effective April 1, 2018.  Messrs. Nye and Clevenger also participate in the cash balance component and were not eligible to retire early because they had not met the age and service requirements.  Ms. Dennis and Messrs. Greer, Davis and Guyton participate in the traditional defined benefit component of the retirement plans. Mr. Davis retired effective December 31, 2018 and Mr. Guyton retired effective July 1, 2018.  Since both Ms. Dennis and Mr. Greer have satisfied the age requirement and 15 years of accredited service, they are eligible to retire early upon termination of employment.  As of December 31, 2018, Mr. Henry was ineligible to participate in the retirement benefits as he did not meet the one-year service requirement.  No additional potential payments will be triggered by any termination of employment or change in control, and as a result no amounts are reported in the tables below for such retirement plans.  For a more detailed discussion of the retirement plans, see the Pension Benefits table above and the narrative following the Pension Benefits table.

All our Named Executive Officers participate in benefit plans for group term life insurance and accidental death and disability.  Any benefits received under these policies are paid to the beneficiary by a third-party provider.

In connection with the November 2012 SARs Exercise Opportunity, each SARs holder agreed that no further dividends would accumulate following such exercise, and that interest would accrue on their existing dividend accounts until such dividends were paid in accordance with the terms of the SARs Plan. The dividends and interest were payable when dividends would become payable under the SARs Plan, generally upon a participant’s death, disability, separation from service, unforeseeable emergency, or a change in control, each as defined by section 409A of the Code. Dividends and interest became distributable in connection with the Sempra Acquisition and were paid to participants in May 2018.

In August 2017, Oncor and Oncor Holdings entered into a letter agreement with Sempra and one of its wholly-owned subsidiaries (Sempra Letter Agreement). The Sempra Letter Agreement set forth certain rights and obligations of the parties and described certain corporate actions Oncor and Oncor Holdings would take in connection with the merger contemplated by the Sempra Merger Agreement, as well as conditions to Oncor’s and Oncor Holdings’ obligations to take those actions.  The Sempra Letter Agreement provided that, for Oncor’s executive officers, the Sempra Acquisition would constitute a change in control or change of control under Oncor’s existing benefit plans and policies. The Sempra Letter Agreement also provided that if any executive officer chose to retire from or terminate his or her service with Oncor in connection with the closing of the Sempra Acquisition and notified Sempra of that choice within three months following the closing of the Sempra Acquisition, the executive would be paid any and all benefits (including change in control benefits) to which such executive officer would be entitled in connection with such retirement or termination, treating such retirement or termination as a resignation with “good reason,” a termination “without cause,” or a retirement under the relevant Oncor benefit plan. For more information regarding the Sempra Acquisition, see “Business and Properties ― EFH Bankruptcy Proceedings and Sempra Acquisition.”

In February 2018, our board of directors, upon the recommendation of the O&C Committee, approved our entrance into letter agreements with each of our executive officers at the time, other than Mr. Nye, who declined the opportunity to enter into such a letter agreement.  The letter agreements memorialize Sempra’s commitments under the Sempra Letter Agreement with respect to executives who choose to retire from or terminate their service with Oncor in connection with the closing of the Sempra Acquisition. The letter agreements provide that for each executive who terminates employment with Oncor at any time during a stated protection period for any reason other than a termination by Oncor for cause (as defined in each benefit plan applicable to such executive), such executive will be entitled to any and all benefits to which the executive would be entitled to under each employee benefit plan in which the executive participates, including change in control benefits, with the amount of such benefits being based on the termination event that would result in the payment of the most favorable benefits to the executive. These letter agreements were effective upon closing of the Sempra Acquisition. The protection period under these letter agreements is twenty-four months from the date of the closing of the Sempra Acquisition for Mr. Davis and three months from the date of closing of the Sempra Acquisition for each other executive who chose to enter into such a letter agreement. Each of our Named Executive Officers, other than Mr. Nye (who declined the opportunity to enter into such a letter agreement) and Mr. Henry (who was not an employee until after the Sempra Acquisition), entered into such a letter agreement effective March 8, 2018.

Effective upon the closing of the Sempra Acquisition, Mr. Shapard resigned from the office of Chief Executive and notified Oncor and Sempra of his intent to retire April 1, 2018. Mr. Guyton resigned from the office of Chief Customer Officer effective upon the closing of the Sempra Acquisition and notified Oncor and Sempra of his intent to retire July 1, 2018. On December 14, 2018, Mr. Davis delivered a letter indicating his intent to retire as Executive Vice President, Strategy and Planning, effective December 31, 2018. As a result of the letter agreements and each executive’s delivery of notice of his resignation/retirement prior to the end of the protection period in his letter agreement, each of Messrs. Shapard, Guyton and Davis were entitled to termination benefits under each benefit plan in which he participated that would result in the payment of the most favorable benefits to the executive.

1.  Mr. Nye

Potential Payments to Mr. Nye Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	4,065,183	5,729,244
Executive Annual Incentive Plan	-	-	737,061	737,061	-	-
Salary Deferral Program(3)	-	-	279,434	279,434	-	279,434
Long-Term Incentive Plan(4)	728,640	-	2,017,955	2,017,955	2,017,955	2,017,955
Performance Bonus Agreement	1,880,480	-	1,880,480	1,880,480	1,880,480	1,880,480
Health & Welfare
− Medical/COBRA	-	-	-	-	56,697	56,697
− Dental/COBRA	-	-	-	-	3,990	3,990
Outplacement Assistance	-	-	-	-	40,000	40,000
Totals	$2,609,120	$-	$4,914,930	$4,914,930	$8,064,305	$10,007,800

_________________

(1)	Reflects amounts payable pursuant to the Severance Plan.
(2)	Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy.
(3)

Amounts reported reflect the immediate vesting of unvested company matching contributions resulting from death, disability or the occurrence of termination without cause following a change in control. The Salary Deferral Program does not contain provisions relating to a termination for good reason.

(4)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

2.  Mr. Clevenger

Potential Payments to Mr. Clevenger Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	829,716	2,807,864
Executive Annual Incentive Plan	-	-	318,716	318,716	-	-
Salary Deferral Program(3)	-	-	240,208	240,208	-	240,208
Long-Term Incentive Plan(4)	649,152	-	1,344,207	1,344,207	1,344,207	1,344,207
Health & Welfare
− Medical/COBRA	-	-	-	-	37,798	37,798
− Dental/COBRA	-	-	-	-	2,660	2,660
Outplacement Assistance	-	-	-	-	25,000	25,000
Totals	$649,152	$-	$1,903,131	$1,903,131	$2,239,381	$4,457,737

_________________

(1)	Reflects amounts payable pursuant to the Severance Plan.
(2)	Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy.
(3)

Amounts reported reflect the immediate vesting of unvested company matching contributions resulting from death, disability or the occurrence of a termination without cause following a change in control. The Salary Deferral Program does not contain provisions relating to termination for good reason.

(4)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

3.  Ms. Dennis

Potential Payments to Ms. Dennis Upon Termination ($)

Benefit	Retirement(1)	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(2)	Without Cause or For Good Reason in Connection with Change in Control(3)

Cash Severance	-	-	-	-	-	732,692	1,470,336
Executive Annual Incentive Plan	236,112	-	-	236,112	236,112	-	-
Salary Deferral Program(4)	-	-	-	-	-	-	-
Long-Term Incentive Plan(5)	590,663	283,136	-	590,663	590,663	590,663	590,663
Health & Welfare
− Medical/COBRA	-	-	-	-	-	23,857	23,857
− Dental/COBRA	-	-	-	-	-	1,749	1,749
Outplacement Assistance	-	-	-	-	-	25,000	25,000
Totals	$826,775	$283,136	$-	$826,775	$826,775	$1,373,961	$2,111,605

_________________

(1)

Ms. Dennis participates in the traditional defined benefit component of the Oncor Retirement Plan and the Supplemental Retirement Plan, and because she has reached age 55 and achieved 15 years of accredited service, under the terms of the plans she is eligible to retire early upon termination of employment.

(2)	Reflects amounts payable pursuant to the Employee Severance Plan.
(3)	Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy.
(4)

Amounts reported reflect the immediate vesting of unvested company matching contributions resulting from retirement, death, disability or the occurrence of a termination without cause following a change in control. The Salary Deferral Program does not contain provisions relating to termination for good reason. Ms. Dennis was fully vested in the Salary Deferral Program as of December 31, 2018.

(5)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

4.  Mr. Greer

Potential Payments to Mr. Greer Upon Termination ($)

Benefit	Retirement(1)	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(2)	Without Cause or For Good Reason in Connection with Change in Control(3)

Cash Severance	-	-	-	-	-	885,136	2,109,408
Executive Annual Incentive Plan	339,136	-	-	339,136	339,136	-	-
Salary Deferral Program(4)	183,391	-	-	257,091	257,091	-	257,091
Long-Term Incentive Plan(5)	1,425,942	674,176	-	1,425,942	1,425,942	1,425,942	1,425,942
Performance Bonus Agreement	192,720	192,720	-	192,720	192,720	192,720	192,720
Health & Welfare
− Medical/COBRA	-	-	-	-	-	37,798	37,798
− Dental/COBRA	-	-	-	-	-	2,644	2,644
Outplacement Assistance	-	-	-	-	-	25,000	25,000
Totals	$2,141,189	$866,896	$-	$2,214,889	$2,214,889	$2,569,240	$4,050,603

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
(4)

Amounts reported reflect the immediate vesting of unvested company matching contributions resulting from death, disability or the occurrence of a termination without cause following a change in control. The Salary Deferral Program does not contain provisions relating to termination for good reason.

(5)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

5.  Mr. Henry

Potential Payments to Mr. Henry Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	788,200	2,616,800
Executive Annual Incentive Plan	-	-	252,200	252,200	-	-
Salary Deferral Program(3)	-	-	26,096	26,096	-	26,096
Long-Term Incentive Plan(4)	-	-	252,463	252,463	252,463	252,463
Retention Agreement	-	-	1,263,467	1,263,467	1,263,467	1,263,467
Health & Welfare
− Medical/COBRA	-	-	-	-	37,798	37,798
− Dental/COBRA	-	-	-	-	2,660	2,660
Outplacement Assistance	-	-	-	-	25,000	25,000
Totals	$-	$-	$1,794,226	$1,794,226	$2,369,588	$4,224,284

_________________

(1)	Reflects amounts payable pursuant to the Severance Plan.
(2)	Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy..
(3)

Amounts reported reflect the immediate vesting of unvested company matching contributions resulting from death, disability or the occurrence of termination without cause following a change in control. The Salary Deferral Program does not contain provisions relating to a termination for good reason.

(4)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.
153

6.  Mr. Shapard

Potential Payments to Mr. Shapard Upon Termination ($)

(Reflects Amount Paid or Payable With Respect to his April 1, 2018 retirement)

Benefit	Retirement following the Sempra Acquisition (1) (2)

Cash Severance(3)	5,655,288
Executive Annual Incentive Plan	220,638
Salary Deferral Program(4)	520,300
Long-Term Incentive Plan(5)	3,018,976
Health & Welfare(6)
− Medical/COBRA	45,080
− Dental/COBRA	2,687
Outplacement Assistance	-
Totals	$9,462,969

_________________

(1)

Mr. Shapard retired from Oncor effective April 1, 2018. Amounts reported reflect amounts received by Mr. Shapard following his retirement pursuant to each of the benefit plans in which he participated at the time of his retirement. Pursuant to the terms of the letter agreement he entered into with Oncor in connection with the Sempra Acquisition, he received the most favorable benefits payable under each applicable plan. See  “— Change in Control Policy —Sempra Acquisition” below for more information.

(2)

Mr. Shapard participates in the cash balance benefit component of the Oncor Retirement Plan and the Supplemental Retirement Plan, and because he had reached age 55 and achieved 15 years of accredited service, under the terms of the plans he was eligible to retire early upon termination of employment.

(3)

Reflects amounts paid as a result of Mr. Shapard’s termination of service following the Sempra Acquisition pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy. See “— Change in Control Policy —Sempra Acquisition” below for more information regarding payments made in connection with certain executive officer retirements following the closing of the Sempra Acquisition.

(4)	Amounts reported reflect the immediate vesting of unvested company matching contributions.
(5)

Amounts reported reflect the combined amount of awards paid under the Long-Term Incentive Plan pursuant to the provisions relating to termination of service following a change in control. See “— Long-Term Incentive Plan” in the narrative following the Grants of Plan-Based Awards Table above for more information regarding payments made in connection with certain executive officer terminations of service in connection with the closing of the Sempra Acquisition.

(6)	Amounts reported reflect the company reimbursement Mr. Shapard is eligible to receive for the cost of coverage under our health care benefit plans pursuant to the Change in Control Policy.

7.  Mr. Davis

Potential Payments to Mr. Davis Upon Termination ($)

(Reflects Amount Paid or Payable With Respect to his December 31, 2018 retirement)

Benefit	Retirement following the Sempra Acquisition (1) (2)

Cash Severance(3)	2,772,000
Executive Annual Incentive Plan	321,750
Salary Deferral Program(4)	250,214
Long-Term Incentive Plan(5)	1,388,855
Health & Welfare(6)
− Medical/COBRA	28,560
− Dental/COBRA	1,749
Outplacement Assistance	-
Totals	$4,763,128

_________________

(1)

Mr. Davis retired from Oncor effective December 31, 2018. Amounts reported reflect amounts received by Mr. Davis following his retirement pursuant to each of the benefit plans in which he participated at the time of his retirement. Pursuant to the terms of the letter agreement he entered into with Oncor in connection with the Sempra Acquisition, he received the most favorable benefits payable under each applicable plan. See  “— Change in Control Policy —Sempra Acquisition” below for more information.

(2)

Mr. Davis participates in the traditional defined benefit component of the Oncor Retirement Plan and the Supplemental Retirement Plan, and because he had reached age 55 and achieved 15 years of accredited service, under the terms of the plans he was eligible to retire early upon termination of employment.

(3)

Reflects amounts paid as a result of Mr. Davis’s termination of service following the Sempra Acquisition pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy. See “— Change in Control Policy —Sempra Acquisition” below for more information regarding payments made in connection with certain executive officer terminations of service in connection with the closing of the Sempra Acquisition.

(4)	Amounts reported reflect the immediate vesting of unvested company matching contributions.
(5)

Amounts reported reflect the combined amount of awards paid under the Long-Term Incentive Plan pursuant to the provisions relating to termination of service following a change in control. See “— Long-Term Incentive Plan” in the narrative following the Grants of Plan-Based Awards Table above for more information regarding payments made in connection with certain executive officer terminations of service in connection with the closing of the Sempra Acquisition.

(6)	Amounts reported reflect the company reimbursement Mr. Davis is eligible to receive for the cost of coverage under our health care benefit plans pursuant to the Change in Control Policy.

8.  Mr. Guyton

Potential Payments to Mr. Guyton Upon Termination ($)

(Reflects Amounts Paid or Payable With Respect to his July 1, 2018 retirement)

Benefit	Retirement following the Sempra Acquisition (1)(2)

Cash Severance(3)	1,049,750
Executive Annual Incentive Plan	80,750
Salary Deferral Program(4)	194,105
Long-Term Incentive Plan(5)	411,775
Health & Welfare(6)
− Medical/COBRA	24,560
− Dental/COBRA	1,748
Outplacement Assistance	-
Totals	$1,762,688

_________________

(1)

Mr. Guyton retired from Oncor effective July 1, 2018. Amounts reported reflect amounts received by Mr. Guyton following his retirement pursuant to each of the benefit plans in which he participated at the time of his retirement. Pursuant to the terms of the letter agreement he entered into with Oncor in connection with the Sempra Acquisition, he received the most favorable benefits payable under each applicable plan. See  “— Change in Control Policy —Sempra Acquisition” below for more information.

(2)

Mr. Guyton participates in the traditional defined benefit component of the Oncor Retirement Plan and the Supplemental Retirement Plan, and because he had reached age 55 and achieved 15 years of accredited service, under the terms of the plans he was eligible to retire early upon termination of employment.

(3)

Reflects amounts paid following Mr. Guyton’s termination of service following the Sempra Acquisition pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy. See “— Change in Control Policy —Sempra Acquisition” below for more information regarding payments made in connection with certain executive officer terminations of service in connection with the closing of the Sempra Acquisition.

(4)	Amounts reported reflect the immediate vesting of unvested company matching contributions.
(5)

Amounts reported reflect the combined amount of awards paid under the Long-Term Incentive Plan pursuant to the provisions relating to termination of service following a change in control. See “— Long-Term Incentive Plan” in the narrative following the Grants of Plan-Based Awards Table above for more information regarding payments made in connection with certain executive officer terminations of service in connection with the closing of the Sempra Acquisition.

(6)	Amounts reported reflect the company reimbursement Mr. Guyton is eligible to receive for the cost of coverage under our health care benefit plans pursuant to the Change in Control Policy.

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

Our executive officers are eligible to receive the following under the Change in Control Policy:

•

A one-time lump sum cash severance payment in an amount equal to the greater of (i) a multiple (3 times for our chief executive, our chief financial officer and our general counsel (Messrs. Nye, Clevenger, Henry and former executives Shapard and Davis), and 2 times for each other executive officer) of the sum of the executive’s (a) annualized base salary and (b) annual target incentive award for the year of termination or resignation, or (ii) the amount determined under Oncor’s severance plan for non-executive employees (which pays two weeks of an employee’s pay for every year of service up to the 20th year of service, and three-weeks’ pay for every year of service above 20 years of service);

•	A cash bonus in an amount equal to a pro rata portion of the executive’s target annual incentive award for the year of termination;
•

Continued coverage at our expense under our health care benefit plans for the applicable COBRA period with the executive’s contribution for such plans being at the applicable employee rate for 18 months (unless and until the executive becomes eligible for benefits with another employer) and, if the executive is covered under our healthcare plans through the end of such period, at the end of such continued coverage the executive may continue participation in our health care plans at the applicable COBRA rate for 18 months, in the case of the chief executive officer or six months, in the case of each other executive, and Oncor will reimburse the executive the monthly difference between the applicable employee rate for such coverage and the COBRA rate paid by the executive for such period;

•

Outplacement assistance at our expense for 18 months, in the case of the chief executive officer, and one year, in the case of the other executive officers, up to a maximum of $40,000 for the chief executive officer, and $25,000 for other executives;

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

Sempra Acquisition

In August 2017, Oncor and Oncor Holdings entered into a letter agreement with Sempra and one of its wholly-owned subsidiaries (Sempra Letter Agreement). The Sempra Letter Agreement set forth certain rights and obligations of the parties and described certain corporate actions Oncor and Oncor Holdings would take in connection with the merger contemplated by the Sempra Merger Agreement, as well as conditions to Oncor’s and Oncor Holdings’ obligations to take those actions.  The Sempra Letter Agreement provided that, for Oncor’s executive officers, the Sempra Acquisition would constitute a change in control or change of control under Oncor’s existing benefit plans and policies. The Sempra Letter Agreement also provided that if any executive officer chose to retire from or terminate his or her service with Oncor in connection with the closing of the Sempra Acquisition and notified Sempra of that choice within three months following the closing of the Sempra Acquisition, the executive would be paid any and all benefits (including change in control benefits) to which such executive officer would be entitled in connection with such retirement or termination, treating such retirement or termination as a resignation with “good reason,” a termination “without cause,” or a retirement under the relevant Oncor benefit plan. For more information regarding the Sempra Acquisition, see “Business and Properties ― EFH Bankruptcy Proceedings and Sempra Acquisition.”

In February 2018, our board of directors, upon the recommendation of the O&C Committee, approved our entrance into letter agreements with each of our executive officers at the time, other than Mr. Nye, who declined the opportunity to enter into such a letter agreement.  The letter agreements memorialize Sempra’s commitments under the Sempra Letter Agreement with respect to executives who choose to retire from or terminate their service with Oncor in connection with the closing of the Sempra Acquisition. The letter agreements provide that for each executive who terminates employment with Oncor at any time during a stated protection period for any reason other than a termination by Oncor for cause (as defined in each benefit plan applicable to such executive), such executive will be entitled to any and all benefits to which the executive would be entitled to under each employee benefit plan in which the executive participates, including change in control benefits, with the amount of such benefits being based on the termination event that would result in the payment of the most favorable benefits to the executive. These letter agreements were effective upon closing of the Sempra Acquisition. The protection period under these letter agreements is twenty-four months from the date of the closing of the Sempra Acquisition for Mr. Davis and three months from the date of closing of the Sempra Acquisition for each other executive who chose to enter into such a letter agreement. Each of our Named Executive Officers, other than Mr. Nye (who declined the opportunity to enter into such a letter agreement) and Mr. Henry (who was not an employee until after the Sempra Acquisition), entered into such a letter agreement effective March 8, 2018.

The Sempra Acquisition closed March 9, 2018. Effective upon the closing of the Sempra Acquisition, Mr. Shapard resigned from the office of Chief Executive and notified Oncor and Sempra of his intent to retire April 1, 2018. Mr. Guyton resigned from the office of Chief Customer Officer effective upon the closing of the Sempra Acquisition and notified Oncor and Sempra of his intent to retire July 1, 2018. On December 14, 2018, Mr. Davis delivered a letter indicating his intent to retire as Executive Vice President, Strategy and Planning, effective December 31, 2018. As a result of the letter agreements and each executive’s delivery of notice of his resignation/retirement prior to the end of the protection period in his letter agreement, each of Messrs. Shapard, Guyton and Davis were entitled to termination benefits under each benefit plan in which he participated that would result in the payment of the most favorable benefits to the executive.

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

•

Continued coverage at our expense under the Company’s health care benefit plans for 18 months, with the executive’s contribution for such plans being at the applicable employee rate (unless and until the executive becomes eligible for coverage for benefits through employment with another employer, at which time the executive’s required contribution shall be the applicable COBRA rate) and, if the executive is covered under our healthcare plans through the end of such period, at the end of such continued coverage the executive may continue participation in our health care plans at the applicable COBRA rate for 18 months, in the case of the chief executive officer, or six months, in the case of each other executive, and Oncor will reimburse the executive the monthly difference between the applicable employee rate for such coverage and the COBRA rate paid by the executive for such period;

•

Outplacement assistance at the company’s expense for 18 months, in the case of the chief executive officer, and one year, in the case of other executive officers, up to a maximum of $40,000 for the chief executive officer, and $25,000 for other executives, and

•	Any vested accrued benefits to which the executive is entitled under Oncor’s employee benefits plans.

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

Long-Term Incentive Plan

For information concerning change of control and termination payouts for awards granted under the Long-Term Incentive Plan, see the narrative that follows the Grants of Plan-Based Awards – 2018 table.

CEO Pay Ratio for Fiscal Year 2018

Pay Ratio

Our CEO to median employee pay ratio has been calculated in accordance with the recently adopted rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act and is calculated in a manner consistent with Item 402(u) of Regulation S-K. Mr. Nye’s annual total compensation for 2018, as shown in the Summary Compensation Table above, was $4,374,529. However, Mr. Nye became CEO on March 9, 2018, prior to which time he served as our Senior Vice President, General Counsel and Secretary. To present a more accurate view of Mr. Nye’s compensation as CEO, we excluded the portion of his compensation that was earned before March 9, 2018 that was attributable to his role as Senior Vice President, General Counsel and Secretary. We then annualized his Salary, Non-Equity Incentive Plan compensation under the Executive Annual Incentive Plan, his Change in Pension value and Oncor contributions to the Salary Deferral Plan for the remaining portion of the year, and added the disclosed values of his Non-Equity Incentive Plan compensation under the Long-Term Incentive Plan, Performance Bonus Agreement,  and the remaining All Other Compensation to arrive at a value of $4,535,461, used for the ratio of annual total compensation of our CEO to the annual total compensation for our median employee. We annualized Mr. Nye’s total compensation as follows:

Summary Compensation Table Components	Actual Values from Summary Compensation Table	For CEO Pay Ratio: Annualized Values + One-Time Values	Rationale
Salary	791,000	856,417	Annualized salary
Non-Equity Incentive Plan Compensation: Long-Term Incentive Plan	770,172	770,172	Not annualized
Non-Equity Incentive Plan Compensation: Executive Annual Incentive Plan	818,138	903,089	Annualized for target EAIP equal to 95% of salary
Performance Bonus Agreement	1,880,480	1,880,480	Not annualized
Change in Pension	10,062	15,393	Annualized
All Other Compensation	104,677	109,910	Annualized Oncor contributions to the Salary Deferral Program
Total CEO Pay	4,374,529	4,535,461

The median Oncor employee’s annual total compensation in 2018 (other than Mr. Nye) was 115,965, calculated using the same methodology as used in the calculation of the Summary Compensation Table, consisting of base salary, bonus, non-equity incentive plan compensation, change in pension value and non-qualified deferred compensation earnings, and all other compensation (for the median employee, all other compensation consisted of the Oncor Thrift Plan company match). As a result, the ratio of Mr. Nye’s annual total compensation in 2018 to the median annual total compensation of all Oncor employees (other than Mr. Nye) in 2018 was 39:1, when calculated in a manner consistent with item 402(u) of Regulation S-K.

Identification of Median Employee

Because there have been no meaningful changes to our employee population or a change in employee compensation arrangements that we believe would result in a significant modification to the pay ratio disclosure, for 2018 we have used the same median employee identified in 2017. To identify the median employee in 2017, we evaluated all employees, other than the CEO, employed by Oncor as of October 31, 2017 and calculated each such employee’s total cash compensation received through October 31, 2017. Total cash compensation consists of base pay, any incentive compensation, bonuses, and any other cash payments, including, without limitation, any overtime adjustments, overtime meals, taxable reimbursable expenses, holiday pay, and salary deferral program payouts. We did not make any material assumptions, adjustments, or estimates with respect to total cash compensation and we did not annualize the compensation for any full-time employees that were not employed by us for all of 2017. The total compensation of each employee other than the CEO was then ranked lowest to highest to determine the median employee.

Annual Total Compensation

After identifying the median employee based on total cash compensation, as described above, we calculated annual total compensation for such employee using the same methodology we use for our Named Executive Officers as set forth in the Summary Compensation Table above.

Risk Assessment of Compensation Policies and Practices

The O&C Committee reviews the compensation policies and practices applicable to Oncor’s employees (both executive and non-executive) annually during the first quarter of the year in order to determine whether such compensation policies and practices create risks that are reasonably likely to have a material adverse effect on Oncor. In February 2019 the O&C Committee concluded that current compensatory policies and practices do not create risks that are reasonably likely to have a material adverse effect on Oncor.  In arriving at this conclusion, the O&C Committee discussed with management the various compensation policies and practices of the company and the compensation payable pursuant to each, and evaluated whether the compensation payable under each plan or policy could result in (i) incenting employees to take risks that could result in a material adverse effect to Oncor, or (ii) payments by the company significant enough to cause a material adverse effect to Oncor.

We believe that the following factors in our employee compensation program limit risks that could be reasonably likely to have a material adverse effect on the company:

•

Our compensation program is designed to provide a mix of base salary, annual cash incentives and (for eligible employees) long-term cash incentives, which we believe motivates employees to perform at high levels while mitigating any incentive for short-term risk-taking that could be detrimental to our company’s long-term best interests.

•

Our annual cash incentives for both executives and non-executives contain maximum payout levels, which help avoid excessive total compensation and reduce the incentive to engage in unnecessarily risky behavior.

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

Director Compensation

The O&C Committee determines compensation for members of our board of directors. Directors who are current officers of Oncor and the directors appointed by Sempra (through Oncor Holdings) and Texas Transmission do not receive any fees for service as a director.  See “Item 10. Directors, Executive Officers and Corporate Governance – Director Appointments” for information regarding the appointment of directors. Oncor reimburses all directors for reasonable expenses incurred in connection with their services as directors.

The table below sets forth information regarding the aggregate compensation paid to the members of our board of directors during the fiscal year ended December 31, 2018, other than E. Allen Nye, Jr. and Robert S. Shapard, whose compensation from Oncor is discussed in “Executive Compensation – Summary Compensation Table.” Mr. Nye did not receive any compensation for service on our board of directors. Mr. Shapard, who retired effective April 1, 2018, did not receive any compensation for service on our board of directors for periods prior to April 1, 2018, and received an aggregate of $375,000 in 2018 director fees for his service as our Chairman of the Board (of which an aggregate of $22,500 was attributable to service as a director of Oncor Holdings and was paid by Oncor but reimbursed to Oncor by Oncor Holdings.)

Name	Director Fees Earned or Paid in Cash ($)	SARs Exercise Opportunity Interest Accrual on Dividends ($)(1)	Total ($)
James R. Adams (2)	268,750	-	268,750
Thomas M. Dunning (3)	281,250	166	281,416
Robert A. Estrada (4)	246,250	42	246,292
Rhys Evenden (5)	-	-	-
Thomas D. Ferguson (6)	-	-	-
Printice L. Gary (7)	236,250	-	236,250
William T. Hill, Jr. (8)	251,250	-	251,250
Timothy A. Mack (9)	231,250	-	231,250
Jeffrey W. Martin (10)	-	-	-
Tania Ortiz (11)	-	-	-
Debra L. Reed (12)	-	-	-
Richard W. Wortham III (13)	246,250	83	246,333
Kneeland Youngblood (14)	-	-	-
Steven J. Zucchet (15)	-	-	-

_______________

(1)

Under the Director SARs Plan, dividends that are paid in respect of Oncor membership interests while the SARs are outstanding are credited to the SARs holder’s account as if the SARs were units of Investment LLC, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control.  In November 2012 our board of directors accepted for early exercise all outstanding SARs issued under the Director SARs Plan upon the same terms as the SARs Exercise Opportunity offered to management.  As part of such exercise, each participant in the Director SARs Plan agreed that he would be entitled to no further dividend accruals after the date of such exercise, but that the dividend account would accumulate interest until such dividends became payable pursuant to the SARs Plan.  Amounts in this column include interest accruals in 2018 for each Director SARs Plan participant. The dividends became payable upon closing of the Sempra Acquisition and all director dividend and interest accounts were distributed in May 2018.

(2)

Mr. Adams’ “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) for his service in the first quarter of 2018, prior to the April 1, 2018 revisions to our director compensation fees: (i) $42,500 for service as a director (of which amount $4,250 was attributable to his service as a member of the board of directors of Oncor Holdings), (ii) $37,500 for serving as our chairman, and (iii) $20,000 for the extra service required of directors in 2018, as discussed in more detail in the narrative immediately following this table; and (b) for his service as a director for the quarterly periods beginning April 1, 2018, $56,250 per quarter.

(3)

Mr. Dunning’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears (a) for his service in the first quarter of 2018, prior to the April 1, 2018 revisions to our director compensation fees: (i) $42,500 for service as a director (of which amount $4,250 was attributable to his service as an Oncor Holdings director), (ii) $12,500 for serving as our lead disinterested independent director, and (iii) $20,000 for the extra service required of directors in 2018, as discussed in more detail in the narrative immediately following this table;  and (b) for his service as a director for the quarterly periods beginning April 1, 2018: (i) $56,250 per quarter (of which $3,375 was attributable to his service as a member of the board of directors of Oncor Holdings), and (ii) $12,500 per quarter for serving as our lead disinterested director.

(4)

Mr. Estrada’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) for his service in the first quarter of 2018, prior to the April 1, 2018 revisions to our director compensation fees: (i) $42,500 for service as a director (of which amount $4,250 was attributable to his service as an Oncor Holdings director), (ii) $3,750 for serving as chair of the Audit Committee of our board of directors, and (iii) $20,000 for the extra service required of directors in 2018, as discussed in more detail in the narrative immediately following this table; and (b) for his service as a director for the quarterly periods beginning April 1, 2018: (i) $56,250 per quarter (of which $3,375 was attributable to his service as a member of the board of directors of Oncor Holdings), and (ii) $3,750 per quarter for serving as the chair of the Audit Committee of our board of directors.

(5)

Mr. Evenden joined our board of directors effective October 21, 2014, as one of the directors appointed by Texas Transmission pursuant to its rights set forth in the LLC Agreement. Mr. Evenden does not receive any compensation from Oncor for serving on our board of directors.

(6)

Mr. Ferguson served until the March 9, 2018 closing of the Sempra Acquisition. Mr. Ferguson was appointed to the board by EFH Corp. (through Oncor Holdings) and did not receive any compensation from Oncor for serving on our board of directors.

(7)

Mr. Gary’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) for his service in the first quarter of 2018, prior to the April 1, 2018 revisions to our director compensation fees: (i) $42,500 for service as a director (of which amount $4,250 was attributable to his service as an Oncor Holdings director), (ii) $5,000 for serving as a special independent director, and (iii) $20,000 for the extra service required of directors in 2018, as discussed in more detail in the narrative immediately following this table; and (b) for his service as a director for the quarterly periods beginning April 1, 2018, $56,250 per quarter (of which $3,375 was attributable to his service as a member of the board of directors of Oncor Holdings).

(8)

Mr. Hill’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) for his service in the first quarter of 2018, prior to the April 1, 2018 revisions to our director compensation fees: (i) $42,500 for service as a director (of which amount $4,250 was attributable to his service as an Oncor Holdings director), (ii) $5,000 for serving as a special independent director, (iii) $3,750 for serving as chair of the Nominating & Governance Committee of our board of directors, and (iv) $20,000 for the extra service required of directors in 2018, as discussed in more detail in the narrative immediately following this table; and (b) for his service as a director for the quarterly periods beginning April 1, 2018: (i) $56,250 per quarter (of which $3,375 was attributable to his service as a member of the board of directors of Oncor Holdings), and (ii) $3,750 per quarter for serving as the chair of the Nominating and Governance Committee of our board of directors.

(9)

Mr. Mack’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) for his service in the first quarter of 2018, prior to the April 1, 2018 revisions to our director compensation fees: (i) $42,500 for service as a director (of which amount $4,250 was attributable to his service as an Oncor Holdings director), and (ii) $20,000 for the extra service required of directors in 2018, as discussed in more detail in the narrative immediately following this table; and (b) for his service as a director for the quarterly periods beginning April 1, 2018, $56,250 per quarter (of which $3,375 was attributable to his service as a member of the board of directors of Oncor Holdings).

(10)

Mr. Martin was appointed to our board of directors by Sempra (through Oncor Holdings) upon closing of the Sempra Acquisition on March 9, 2018. Mr. Martin does not receive any compensation for serving as a member of our board of directors.

(11)

Ms. Ortiz was appointed to our board of directors by Sempra (through Oncor Holdings) effective July 16, 2018. Ms. Ortiz does not receive any compensation for serving as a member of our board of directors.

(12)

Ms. Reed was appointed to our board of directors by Sempra (through Oncor Holdings) upon closing of the Sempra Acquisition on March 9, 2018 and served on our board of directors until July 16, 2018. Ms. Reed did not receive any compensation for serving as a member of our board of directors.

(13)

Mr. Wortham’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (a) for his service in the first quarter of 2018, prior to the April 1, 2018 revisions to our director compensation fees: (i) $42,500 for service as a director (of which amount $4,250 was attributable to his service as an Oncor Holdings director), (ii) $3,750 for serving as chair of the O&C Committee of our board of directors, and (iii) $20,000 for the extra service required of directors in 2018, as discussed in more detail in the narrative immediately following this table; and (b) for his service as a director for the quarterly periods beginning April 1, 2018: (i) $56,250 per quarter (of which $3,375 was attributable to his service as a member of the board of directors of Oncor Holdings), and (ii) $3,750 per quarter for serving as the chair of the O&C Committee of our board of directors.

(14)

Mr. Youngblood served until the March 9, 2018 closing of the Sempra Acquisition. Mr. Youngblood was appointed to the board by EFH Corp. (through Oncor Holdings) and did not receive any compensation from Oncor for serving on our board of directors.

(15)	Mr. Zucchet was appointed to our board of directors by Texas Transmission and did not receive any compensation for service as a member of our board of directors.

Director Fees

Director Fees Effective April 1, 2018

The O&C Committee determines director compensation for the disinterested directors on our board of directors and our non-executive chairman of the board. All director fees are paid quarterly, in arrears.  Effective as of April 1, 2018, our non-executive chairman (Mr. Shapard, who resigned as Chief Executive upon closing of the Sempra Acquisition but remained on our board of directors) and each of our Disinterested Directors (as defined in our Limited Liability Company Agreement) serving in such role as of the end of each of the second, third and fourth quarters of 2018 received a quarterly retainer fee of $56,250 for service on our board of directors (of which amount $3,375 for Messrs. Dunning, Estrada, Gary, Hill, Mack, Shapard and Wortham, is attributable to such director’s service as a member of the board of directors of Oncor Holdings and is paid by Oncor but reimbursed to Oncor by Oncor Holdings).

In addition to the retainer fees discussed above, each board committee chair received an additional $3,750 quarterly fee for the extra responsibilities associated with such position, our lead disinterested director (Mr. Dunning) received an additional $12,500 quarterly fee for the additional duties associated with that position, and our chairman (Mr. Shapard) received an additional $68,750 quarterly fee for the additional duties associated with that position (of which amount $4,125 is attributable to his service as chairman of the board of directors of Oncor Holdings and is paid by Oncor but reimbursed to Oncor by Oncor Holdings). For a description of the independence standards applicable to our Disinterested Directors, see “Certain Relationships and Related Transactions, and Director Independence.”

Our Limited Liability Company Agreement provides that each of Sempra and Texas Transmission has the right to appoint two directors to our board of directors. None of those four director positions (currently held by Messrs. Evenden, Martin, and Zucchet and Ms. Ortiz) receives compensation from us for his or her service as a director. Mr. Nye, our Chief Executive, does not receive compensation for his service as a director.

Director Fees Prior to April 1, 2018

For the first quarter of 2018, each of our independent directors serving in such role as of the end of the first quarter received a quarterly retainer fee of $42,500 for service on our board of directors (of which amount $4,250 is paid by Oncor but reimbursed by Oncor Holdings for service on the Oncor Holdings’ board of directors). In addition to the retainer fees, each board committee chair received an additional $3,750 quarterly fee for the extra responsibilities associated with such position, our lead independent director (Mr. Dunning) received an additional $12,500 quarterly fee for the additional duties associated with that position, our chairman (Mr. Adams) received an additional $37,500 quarterly fee for the additional duties associated with that position and each of our Special Independent Directors (as defined in our limited liability company agreement in effect immediately prior to the Sempra Acquisition) received an additional quarterly fee of $5,000 to compensate for their additional responsibilities as Special Independent Directors. For a description of the independence standards applicable to our independent directors, see “Certain Relationships and Related Transactions, and Director Independence.” Our independent directors (Messrs. Adams, Dunning, Estrada, Gary, Hill, Mack, and Wortham) also received an additional quarterly cash payment of $20,000, paid in arrears, in recognition of the additional time commitments and responsibilities to Oncor business matters required of independent directors in the first quarter.

In October 2018, the O&C Committee engaged PricewaterhouseCoopers LLP to conduct competitive market analyses of independent directors compensation, using the same peer group and methodology used in the October 2018 analysis of executive compensation. See “Executive Compensation - Compensation Discussion and Analysis – Overview – Market Data” for a description of this peer group and methodology.  No changes to director compensation were made as a result of this review.

Purchases of Class B Interests

Eligible participants in the Equity Interests Plan included non-employee directors, and our board of directors has granted independent directors the option to purchase Class B Interests pursuant to the Equity Interests Plan.  For a description of the Equity Interests Plan, which terminated in accordance with its terms in November 2018, see “– Elements of Compensation – Previous Long-Term Incentives – Equity Interests Plan and Management Investment Opportunity.”

Effective January 2009,  three of our current disinterested directors, Messrs. Dunning, Estrada, and Wortham, purchased the following amounts of Class B Interests pursuant to the Equity Interests Plan: Dunning: 20,000, Estrada: 5,000, and Wortham: 10,000. Similar to the Management Investment Opportunity, these Class B Interests were purchased at a price of $10.00 per unit.  In connection with their investments, these directors entered into director stockholder agreements and sale participation agreements which contain, among other things, restrictions on transferring Class B Interests and certain drag-along and piggy-back equity sale rights.

In connection with these investments, Oncor Holdings sold 55,000 of its equity interests in Oncor to Investment LLC at a price of $10.00 per unit pursuant to the terms of a revolving stock purchase agreement.  For a description of the revolving stock purchase agreement, see “– Elements of Compensation – Previous Long-Term Incentives – Equity Interests Plan and Management Investment Opportunity.”

On March 9, 2018, Oncor entered into the OMI Agreement with Investment LLC, Oncor Holdings and Sempra. Investment LLC held 1,396,008 of the OMI Interests, which represented 0.22% of the outstanding membership interests in Oncor. Pursuant to the OMI Agreement, concurrent with the closing of the Sempra Acquisition, Investment LLC transferred to Oncor Holdings all of the OMI Interests in exchange for $25,959,261 in cash, which represents approximately $18.60 for each OMI Interest. OMI in turn transferred approximately $18.575 per Class B Interest held to each of the Class B Interest holders (representing the amount paid by Oncor Holdings to Investment LLC minus approximately $34,000 retained by Investment LLC for potential projected tax liability) in May 2018.  Following such transfer, the holders of the Class B Interests were entitled to receive certain distributions related to certain allocable tax liabilities.

Director Stock Appreciation Rights Settlement

In February 2009, Oncor implemented the Director SARs Plan to allow participants to participate in the economic equivalent of the appreciation of Oncor’s LLC Units.  Each of the independent directors who purchased Class B Interests in January 2009 received one SAR for each Class B Interest purchased. In November 2012, in connection with the SARs Exercise Opportunity offered to management, our board of directors accepted for early exercise all outstanding SARs issued under the Director SARs Plan, pursuant to the provision of the Director SARs Plan that permits the board of directors to accelerate the vesting and exercisability of SARs. At the time of such exercise, all outstanding SARs under the Director SARs Plan were vested. The November 2012 exercise of SARs entitled each participant in the Director SARs Plan, to: (1) an exercise payment, paid in 2012; and (2) the accrual of interest on all dividends declared to date with respect to the SARs, and no further dividend accruals. As a result, we began accruing interest on the following amounts of dividends for current disinterested directors: Mr. Dunning, $26,140, Mr. Estrada, $6,535; and Mr. Wortham, $13,070.  These interest payments are payable in connection with payment of the dividends under the Director SARs Plan. The Director SARs Plan remained in effect solely with respect to the payment of the dividends and interest, which were payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency or a change in control, each as defined in Section 409A of the Code. As a result of the closing of the Sempra Acquisition, all such dividends and interest were paid on April 30, 2018 to the participants in the Director SARs Plan. The Director SARs Plan terminated in accordance with its terms in November 2018.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED EQUITY HOLDER MATTERS

Equity Compensation Plan Information

As of December 31, 2018, Oncor had no compensation plans in place that authorized the issuance of equity securities of Oncor. Oncor previously had the SARs Plan and Director Stock Appreciation Rights Plan (collectively, the Plans), which provided for the issuance of SARs. However, all SARs issued under those Plans were accepted for early exercise in 2012 and the Plans remained in effect thereafter solely for the limited purpose of the timing of certain payments related to the early exercise of all outstanding SARs.  Under both Plans, dividends that were paid in respect of Oncor membership interests while the SARs were outstanding were credited to the SARs holder’s account as if the SARs were units, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency, a change in control, or the exercise of the SARs. As part of their 2012 exercise agreements, participants in the Plans agreed that no further dividends would accrue, and that instead interest would accrue on all dividends declared to date, with both interest and dividend amounts becoming payable at the time dividends become payable pursuant to the terms of the Plans. The dividends and interest became payable as a result of the closing of the Sempra Acquisition, and were paid to the participants in the Plans on April 30, 2018. The Plans terminated in accordance with their terms in November 2018.

Our executive officers, certain key employees and independent members of our board of directors were given the option to purchase Class B Interests of Investment LLC in 2008, pursuant to the 2008 Management Investment Opportunity offered under the Equity Interests Plan.  Each participant in the 2008 Management Investment Opportunity purchased Class B Interests at a price of $10.00 per unit, which was the same price per unit as the price per unit paid by Texas Transmission in connection with its November 2008 investment in Oncor.  In August 2011, Mr. Nye purchased Class B Interests in Investment LLC for $12.25 per unit (the fair market value of the Class B Interests, as determined by our board of directors based on a third party independent analysis) pursuant to the 2011 Management Investment Opportunity.  Because the Class B Interests in each of the 2011 Management Investment Opportunity and the 2008 Management Investment Opportunity were purchased for fair market value, and it was expected that any future issuances under the Equity Interests Plan would be subject to the same purchase requirement, we did not consider the grants to be compensation.  On March 9, 2018, pursuant to the OMI Agreement, concurrent with the closing of the Sempra Acquisition, Investment LLC transferred to Oncor Holdings all of the OMI Interests in exchange for $26 million in cash, which represents approximately $18.60 for each OMI Interest. The Equity Interests Plan terminated in accordance with its terms in November 2018. Refer to “Directors, Executive Officers and Corporate Governance — Compensation Discussion and Analysis — Compensation Elements — Long Term Incentives — Equity Interests Plan and Management Investment Opportunity” and “Director Compensation – Purchases of Class B Interests” for a more detailed discussion of the Equity Interests Plan, 2008 Management Investment Opportunity, 2011 Management Investment Opportunity, and OMI Agreement.

Security Ownership of Certain Beneficial Owners and Management

The following table lists the number of limited liability company units (LLC Units) of Oncor beneficially owned at February 22, 2019 by the holders of more than 5% of our LLC Units, our current directors and the Named Executive Officers listed in “Item 11. Executive Compensation – Summary Compensation Table.”

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

Name	Amount and Nature of Beneficial Ownership	Percent of Class

Sempra Energy (1)	509,587,500	80.25%
Texas Transmission Investment LLC (2)	125,412,500	19.75%
Name of Director or Named Executive Officer
James R. Adams	―	―
Don J. Clevenger	―	―
David M. Davis (3)	―	―
Deborah L. Dennis	―	―
Thomas M. Dunning	―	―
Robert A. Estrada	―	―
Rhys Evenden (4)	―	―
Printice L. Gary	―	―
James A. Greer	―	―
Michael E. Guyton (5)	―	―
Matthew C. Henry	―	―
William T. Hill, Jr.	―	―
Timothy A. Mack	―	―
Jeffrey W. Martin(6)	―	―
E. Allen Nye, Jr.	―	―
Tania Ortiz(6)	―	―
Robert S. Shapard	―	―
Richard W. Wortham III	―	―
Steven J. Zucchet (7)	―	―
All current directors and executive officers as a group (19 persons)	―	―

(1)

Oncor Holdings beneficially owns 509,587,500 LLC Units of Oncor.  The sole member of Oncor Holdings is STIH, whose sole member is STH. STH is wholly owned by Sempra Energy. The address of Oncor Holdings is 1616 Woodall Rodgers Freeway, Dallas, TX 75202 and each of STIH and STH is 488 8th Avenue, San Diego, CA 92101.

(2)

Texas Transmission beneficially owns 125,412,500 LLC Units of Oncor.  The sole member of Texas Transmission is Texas Transmission Finco, LLC (TTHC Finco), whose sole member is Texas Transmission Holdings Corporation (TTHC).  The address of each of Texas Transmission, TTHC Finco, and TTHC is 1105 North Market Street, Suite 1300, Wilmington, DE 19801.  BPC Health Corporation (BPC Health) and Borealis Power Holdings Inc. (Borealis Power) may be deemed, as a result of their ownership of 49.5% of the shares of Class A Common Stock of TTHC (Class A Shares) and 49.5% of the shares of Class B Common Stock of TTHC (Class B Shares), respectively, and certain provisions of TTHC’s Shareholders Agreement (which provide that BPC Health and Borealis Power, when acting together with Cheyne Walk Investment Pte Ltd or Hunt Strategic Utility Investment, L.L.C., may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission.  OMERS Administration Corporation (OAC), acting through its infrastructure entity, BPC Penco Corporation, beneficially owns BPC Health and, therefore, OAC may also be deemed to have beneficial ownership of such LLC Units.  Borealis Power is wholly owned by Borealis Infrastructure Corporation and Borealis Management Trust owns 70% of the voting shares of Borealis Infrastructure Corporation.  The trustee of Borealis Management Trust is Borealis Infrastructure Holdings Corporation and, therefore, Borealis Infrastructure Holdings Corporation may also be deemed to have beneficial ownership of such LLC Units.  The address of OAC is 900-100 Adelaide Street West, Toronto, Ontario, Canada M5H OE2.  The address of Borealis Infrastructure Holdings Corporation is 333 Bay Street, Suite 2400, Toronto, Ontario, Canada M5H 2T6.  Cheyne Walk Investment Pte Ltd (Cheyne Walk) may be deemed, as a result of its ownership of 49.5% of each of the Class A Shares and the Class B Shares, and certain provisions of TTHC’s Shareholders Agreement (which provide that Cheyne Walk, when acting together with BPC Health and Borealis Power or Hunt Strategic Utility Investment L.L.C., may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. Cheyne Walk is managed and controlled by GIC Special Investments Pte Ltd (GICSI). GICSI is wholly owned by GIC Private Limited (GIC), and is the private equity and infrastructure investment arm of GIC. GIC is an investment management company established to manage Singapore’s reserves and is wholly owned by the Government of Singapore.  The address of each of Cheyne Walk, GICSI and GIC is 168 Robinson Road, #37-01, Capital Tower, Singapore 068912. Hunt Strategic Utility Investment, L.L.C. (Hunt Strategic) may be deemed, as a result of its ownership of 1% of each of the Class A Shares and the Class B Shares, and certain provisions of TTHC’s Shareholders Agreement (which provide that Hunt Strategic, when acting together with BPC Health and Borealis Power or Cheyne Walk, may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. Ray L. Hunt beneficially owns Hunt Strategic and therefore Mr. Hunt may also be deemed to have beneficial ownership of such LLC Units.  The address of each of Hunt Strategic and Mr. Hunt is 1900 North Akard, Dallas, Texas 75201.

(3)	Mr. Davis retired and resigned as an executive officer effective December 31, 2018.
(4)

Mr. Evenden is Head of Infrastructure – North America for GICSI and a member of the board of directors, Treasurer, and Senior Vice President of TTHC.  Mr. Evenden does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units held by Texas Transmission. The address of Mr. Evenden is c/o GIC Special Investments Pte Ltd, 280 Park Avenue, 9th Floor, New York, NY 10017.

(5)	Mr. Guyton retired and resigned as an executive officer effective July 1, 2018.
(6)

Each of Mr. Martin and Ms. Ortiz are executive officers of Sempra or affiliates of Sempra. Sempra indirectly owns 508,191,492 LLC Units of Oncor, accounting for 80.25% of Oncor’s issued and outstanding LLC Units.

(7)

Mr. Zucchet is a member of the board of directors and holds the office of Managing Director of OMERS Infrastructure Management Inc. and is a member of the board of directors and Senior Vice President of TTHC. Mr. Zucchet does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units held by Texas Transmission. The address of Mr. Zucchet is c/o OMERS Infrastructure Management Inc., 900-100 Adelaide Street West, Toronto, Ontario, Canada M5H OE2.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

For purposes of this policy, the term “related person” means any related person pursuant to Item 404 of Regulation S-K of the Securities Act, except (i) prior to the Sempra Acquisition, transactions with EFH Corp., its subsidiaries and certain entities owning or controlling more than 49% of Oncor’s equity interests, which were subject to restrictions set forth in our limited liability company agreement in effect at the time, and (ii) following the Sempra Acquisition, transactions with Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), which transactions are subject to restrictions set forth in our current Limited Liability Company Agreement.

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

The agreements described below under the heading “Related Party Transactions” were generally approved prior to the adoption of our related party transactions policy or, in the case of the “Transactions Related to the Sempra Acquisition” and our Limited Liability Company Agreement, were approved prior to Sempra becoming a related party in connection with the Sempra Acquisition. Except as otherwise indicated, these agreements were approved by our board of directors.

The related person transactions policy described above also does not apply to Sempra and its subsidiaries and affiliates (other than the Oncor Ring-Fenced Entities), which are subject to restrictions set forth in our Limited Liability Company Agreement. Our Limited Liability Company Agreement requires that we maintain an arm’s-length relationship with the Sempra and its affiliates (other than the Oncor Ring-Fenced Entities) or any other direct or indirect equity holders of Oncor or Oncor Holdings, consistent with the PUCT’s rules applicable to Oncor, and only enter into transactions with Sempra and its affiliates (other than the Oncor Ring-Fenced Entities) that are both (i) on a commercially reasonable basis, and (ii) if such transaction is material, approved by (a) a majority of the members of our board of directors, and (b) prior to a Trigger Event (as defined in our Limited Liability Company Agreement), the directors appointed by Texas Transmission, at least one of whom must be present and voting in order to approve the transaction.

Related Party Transactions

The Sponsor Group, the Texas Holdings Group and TCEH were previously related parties. As a result of the Sempra Acquisition, Sempra became a related party and the Sponsor Group and the Texas Holdings Group ceased to be related parties as of March 9, 2018. As a result of the Vistra Spin-Off, TCEH’s operating subsidiaries, including Luminant and TXU Energy, ceased to be related parties as of October 3, 2016.

Transactions and Agreements with Equity Holders of Oncor

Proposed Related Party Agreements and Equity Commitment Relating to Pending InfraREIT Acquisition

On October 18, 2018, we entered into the InfraREIT Merger Agreement, pursuant to which we plan to acquire all of the equity interests of InfraREIT and its subsidiary, InfraREIT Partners, subject to certain conditions. For more information regarding the InfraREIT Acquisition, please see “Items 1 and 2. Business and Properties – Oncor’s Operations – Pending InfraREIT Acquisition.” In connection with entering into the InfraREIT Merger Agreement, we received a commitment letter from Sempra and certain indirect equity holders of Texas Transmission (collectively, Equity Commitment Parties), pursuant to which, subject to the terms and conditions set forth therein, the Equity Commitment Parties have committed to provide their pro rata share of capital contributions to us in an aggregate principal amount of up to $1.330 billion to fund the cash consideration payable by us in the InfraREIT Acquisition and the payment of related fees and expenses. The funding provided for in the commitment letter is contingent on the satisfaction of customary conditions, including the substantially simultaneous closing of the transactions contemplated by the InfraREIT Merger Agreement, but is not a condition to the closing of the InfraREIT Acquisition.

As a condition to the InfraREIT Acquisition, InfraREIT’s subsidiary, SDTS, and SDTS’s tenant, SU, will complete an asset exchange immediately prior to the closing of the InfraREIT Acquisition, pursuant to which SDTS will exchange certain of its south Texas assets for certain assets owned by SU. As a result, upon closing of the InfraREIT Acquisition, we will own all of SDTS’s and SU’s assets and projects in north, central and west Texas and SU will own its and SDTS’s assets in south Texas.

In addition, as a condition to the closing of the SDTS-SU Asset Exchange, Sempra will acquire an indirect 50 percent limited partnership interest in SU. As a result, SU will be our affiliate for purposes of PUCT rules. The asset exchange agreement between SDTS and SU also contemplates that at closing we and SU will enter into a future development agreement and an operation and maintenance agreement. The future development agreement addresses ownership and funding of potential future SU transmission projects, under certain circumstances, where at least one endpoint of the project is a legacy SDTS asset. Oncor and SU will each own and fund certain percentages of the project depending on the project type and location of the transmission project’s endpoints. The operation and maintenance agreement provides that we will provide to SU certain operations and maintenance services with respect to the SU assets in south Texas. Such services will be provided by us to SU at cost without a markup or profit.

Our Limited Liability Company Agreement requires that any material transactions with Sempra and its subsidiaries and affiliates (other than the Oncor Ring-Fenced Entities) be approved by a majority of our board of directors and the directors appointed by Texas Transmission present and voting, provided that at least one director appointed by Texas Transmission must be present and voting. The InfraREIT Acquisition, receipt of the capital contributions from the Equity Commitment Parties, and the related future development agreement and operation and maintenance agreement were approved by our board of directors, including the directors appointed by Texas Transmission, who were both present and voting.

Transactions Related to the Sempra Acquisition

On March 9, 2018, Oncor entered into the OMI Agreement with Investment LLC, Oncor Holdings and Sempra. Pursuant to the 2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its Affiliates, certain members of Oncor’s management, including Oncor’s executive officers and independent directors on Oncor’s board of directors, were granted the opportunity to purchase Class B Interests in Investment LLC, an entity whose only assets consisted of equity interests in Oncor. Investment LLC held 1,396,008 of Oncor’s limited liability company units, which represented 0.22% of the outstanding membership interests in Oncor.

Pursuant to the OMI Agreement, concurrent with the closing of the Sempra Acquisition, on March 9, 2018, Investment LLC transferred to Oncor Holdings (which became a wholly-owned indirect subsidiary of Sempra upon closing of the Sempra Acquisition) all of the OMI Interests in exchange for $26 million in cash, representing approximately $18.60 for each OMI Interest. Oncor Holdings paid the purchase price with funds received from Sempra via a capital contribution. Investment LLC retained approximately $34,000 of the purchase price for future expected tax liabilities and distributed the remainder of the proceeds, representing $18.57 per Class B Interest held, to holders of Class B Interests in proportion to the amount of Class B Interests they held. Executives and members of our board of directors beneficially owned the following amounts of Class B Interests as of March 9, 2018: Robert S. Shapard: 300,000; E. Allen Nye Jr.:18,368; Mark Carpenter: 25,000; Don J. Clevenger: 50,000; David M. Davis: 50,000; Deborah L. Dennis: 50,000; Michael E. Guyton: 50,000; James Greer: 75,000; Thomas M. Dunning: 20,000; Robert A. Estrada: 5,000; and Richard W. Wortham: 10,000.

Each executive officer participating in the Management Investment Opportunity entered into a management stockholder’s agreement and sale participation agreement with us. Each director that purchased Class B Interests of Investment LLC in 2009 entered into a director stockholder’s agreement and a sale participation agreement with us. These agreements contained, among other things, restrictions on transferring Class B Interests and certain drag-along and piggyback sale rights.

For more information on the Management Investment Opportunity, see “Executive Compensation – Compensation Discussion and Analysis – Compensation Elements – Long-term Incentives – Previous Long-term Incentives – Equity Interests Plan and Management Investment Opportunity” and “Director Compensation – Purchases of Class B Interests.”

The Sempra Letter Agreement and letter agreements entered into with certain of our executive officers in connection with the Sempra Acquisition provided for the payment of certain benefits, including change in control benefits, in the event of the executive’s retirement or termination from service within a specified time period following the Sempra Acquisition. These agreements provided that Sempra would bear responsibility for these payments. In 2018, Sempra reimbursed Oncor approximately $9.9 million (net of a tax deduction) for certain executive change in control expenses accrued by Oncor in connection with the Sempra Acquisition pursuant to the Sempra Letter Agreement and the executive letter agreements. For more information on the Sempra Letter Agreement and the executive letter agreements, see “Item 11. Executive Compensation – Compensation Discussion & Analysis – Individual Named Executive Officer Compensation – Compensatory Agreements – Letter Agreements.”

Tax-Sharing Arrangements

We are not a member of another entity’s consolidated tax group, but our owners’ federal income tax returns include their portion of our results.  Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, STH (as successor to EFH Corp.), and Investment LLC, we are generally obligated to make payments to our owners, pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return.  STH will file a combined Texas Margin tax return which includes our results and our share of Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return.  See discussion in Note 1 under “Provision in Lieu of Income Taxes.”  Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members.  In the unlikely event such amounts are not paid under the tax sharing agreement, it is probable that they would be reimbursed to rate payers.

At December 31, 2018, we had payables to members under the agreement related to federal income taxes totaling $5 million ($4 million due to Sempra and $1 million due to Texas Transmission and a current Texas margin tax payable to Sempra totaling $21 million).

We made a net in lieu of income tax payment of $71 million (including $80 million and $10 million in federal income tax-related payments to Sempra and Texas Transmission, respectively, partially offset by a $19 million receipt from EFH Corp.) in the year ended December 31, 2018.

Third Amended and Restated Limited Liability Company Agreement of Oncor

On March 9, 2018, in connection with the closing of the Sempra Acquisition, Oncor’s limited liability company agreement was amended and restated in its entirety as set forth in the Limited Liability Company Agreement. The Limited Liability Company Agreement of Oncor among other things, sets out the members’ respective governance rights in respect of their ownership interests in Oncor. Among other things, the Limited Liability Company Agreement provides for the management of Oncor by a board of directors consisting of 13 members, including seven Disinterested Directors (as defined in the Limited Liability Company Agreement), two directors designated by Texas Transmission (subject to certain conditions), two directors designated indirectly by Sempra and two directors that are current or former officers of Oncor. Texas Transmission also has the right to designate one non-voting observer to the board of directors, who is entitled to attend all meetings of the board of directors (subject to certain exceptions) and receive copies of all notices and materials provided to the board of directors.

The Limited Liability Company Agreement prohibits Oncor and its subsidiaries from taking certain material actions outside the ordinary course of business without prior approvals by the members, some or all of the Disinterested Directors and/or the directors designated by one or more of the members.  Additionally, the Limited Liability Company Agreement contains provisions regulating capital accounts of members, allocations of profits and losses and tax allocation and withholding.

The Limited Liability Company Agreement also describes Oncor’s procedures and limitations on declaring and paying distributions and requires that any changes to such procedures and limitations be approved by Oncor Holdings and Texas Transmission and a majority of our board of directors present and voting, which must include (i) a majority of the Disinterested Directors, (ii) both directors appointed by Sempra (through Oncor Holdings), (iii) both directors that are current or former officers of Oncor, and (iv) the Texas Transmission director(s) present and voting, provided that at least one Texas Transmission director must be present and voting in order to approve such matter. In addition, any annual or multi-year budget with an aggregate amount of capital or operating and maintenance expenditures that are greater than or less than 10% of the capital or operating and maintenance expenditures in the annual budget for the immediately prior fiscal year or multi-year period, as applicable, must be approved by (a) a majority of the Disinterested Directors and (b) the Texas Transmission director(s) present and voting, provided that at least one Texas Transmission director must be present and voting in order to approve such action. Also, any acquisition of or investment in any third party which involves the purchase of or investment in assets located outside the State of Texas for consideration in an amount greater than $1.5 billion must be approved by (a) a majority of the Disinterested Directors and (b) the Texas Transmission director(s) present and voting, provided that at least one Texas Transmission director must be present and voting in order to approve such action.

Registration Rights Agreement

In November 2008, we entered into a registration rights agreement (Registration Rights Agreement) by and among us, Oncor Holdings, Texas Transmission and STH (formerly EFH Corp.).  The Registration Rights Agreement grants customary registration rights to certain of our members. Subject to certain limitations set forth in the Registration Rights Agreement, these rights include, without limitation, the following: (i) the right of Oncor Holdings at any time, and after ten years from the date of the Registration Rights Agreement, the right of Texas Transmission, to demand that we register a specified amount of membership interests in accordance with the Securities Act; (ii) the right of both Oncor Holdings and Texas Transmission to demand registration of a specified amount of membership interests following an initial public offering; and (iii) the right of all members that are parties to the Registration Rights Agreement to have their membership interests registered if we propose to file a registration statement relating to an offering of membership interests (with certain exceptions).

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

Investor Rights Agreement

The investor rights agreement dated as of November 5, 2008, by and among Oncor, Oncor Holdings, Texas Transmission, STH (formerly EFH Corp.) and any other persons that subsequently become a party thereto (Investor Rights Agreement) governs certain rights of certain members of Oncor and STH arising out of their direct or indirect ownership of Oncor membership interests, including, without limitation, transfers of Oncor membership interests and restrictions thereon.  Texas Transmission may transfer its Oncor membership interests under a registration statement or pursuant to applicable securities laws. The Investor Rights Agreement also grants Texas Transmission certain “tag-along” rights in relation to certain sales of Oncor membership interests by Oncor Holdings. Subject to certain conditions, these “tag-along” rights allow Texas Transmission to sell a pro-rata portion of its Oncor membership interests in the event of a sale of Oncor membership interests by Oncor Holdings on the same terms as Oncor Holdings would receive for its Oncor membership interests. The agreement further provides that under certain offerings of equity securities occurring before an initial public offering of Oncor, Texas Transmission and Oncor Holdings will receive preemptive rights to purchase their pro-rata share of the equity securities to be sold pursuant to such offerings. The Investor Rights Agreement also provides STH and Sempra with a right of first refusal to purchase any Oncor membership interests to be sold in a permitted sale by Texas Transmission or its permitted transferees.

     Additionally, STH, Sempra, certain of Sempra’s subsidiaries and Oncor Holdings have certain “drag-along” rights in relation to offers from third-parties to purchase their directly or indirectly owned membership interests in Oncor, where the resulting sale would constitute a change of control of Oncor. These “drag-along” rights compel Texas Transmission and all other members of Oncor to sell or otherwise transfer their membership interests in Oncor on substantially the same terms as STH, Sempra or Oncor Holdings (as applicable). Pursuant to the Investor Rights Agreement, all members of Oncor that have entered into such agreement must cooperate with Oncor in connection with an initial public offering of Oncor.

Transactions with Affiliates and Portfolio Companies of Certain of our Beneficial Owners

The Sponsor Group beneficially owned Oncor Holdings until the Sempra Acquisition on March 9, 2018.

The beneficial owners of the Sponsor Group and Texas Transmission include various entities and funds who make equity investments in various companies (Portfolio Companies) in the ordinary course of their business.  We have in the past entered into, and may continue to enter into, transactions with Portfolio Companies or their affiliates, which may result in revenues to the beneficial owners of Texas Transmission or members of the Sponsor Group in the ordinary course of business on an arm’s-length basis.  For example, a member of the Sponsor Group, beneficially owned approximately 16% of Willbros Group, Inc. as of March 8, 2018.  We paid subsidiaries of Willbros Group, Inc. approximately $35 million for the period from January 1, 2018 until March 8, 2018 (the day before the closing of the Sempra Acquisition, when the Sponsor Group ceased to be an affiliate of Oncor) for transmission and distribution construction services.  We are also party to an agreement with NorthgateArinso, Inc. (“NGA”) for human resources services and software solutions, and paid NGA $701,282 for the period from January 1, 2018 until March 8, 2018.  A member of the Sponsor Group beneficially owned a majority of NGA’s outstanding equity during that period.  These transactions with subsidiaries of Willbros Group, Inc. and NGA were ratified by our Audit Committee in accordance with our related party transactions policy.

In addition, prior to March 9, 2018, affiliates of the Sponsor Group may have from time to time sold, acquired or participated in the offerings of our debt or debt securities in open market transactions or through loan syndications, and (2) performed various financial advisory, dealer, commercial banking and investment banking services for us and certain of our affiliates for which they have received or will receive customary fees and expenses.

Director Independence

Our Limited Liability Company Agreement provides that seven members of our board of directors must be deemed disinterested. For a director to be deemed disinterested, our board of directors must affirmatively determine that such director has not, or currently does not have, a material relationship with Sempra or its subsidiaries or affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings.  In addition, under our Limited Liability Company Agreement, to be deemed disinterested, a director must also meet the independence standards in Section 303A of the New York Stock Exchange Manual in all material respects in relation to Sempra or its subsidiaries and affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings.

Our board of directors has determined that Messrs. Adams, Dunning, Estrada, Gary, Hill, Mack and Wortham are disinterested directors under the standards in our Limited Liability Company Agreement.

Mr. Shapard is our Chairman of the Board and presides at all meetings of our board of directors. Mr. Shapard was appointed Chairman of the Board effective upon the closing of the Sempra Acquisition on March 9, 2018.  Mr. Shapard served as our Chief Executive until the closing of the Sempra Acquisition and retired from Oncor effective April 1, 2018.  Mr. Dunning is the Lead Disinterested Director of our board of directors and has served in such role since July 2010. The Lead Disinterested Director performs such duties and responsibilities as may be specified by the board.

Our board of directors has designated an Audit Committee, Nominating and Governance Committee and Organization and Compensation Committee to exercise certain powers and authorities of the board of the directors.  Members of these committees are not required by our Limited Liability Company Agreement or board of directors to meet any independence standards.  Mr. Zucchet has served on the Organization and Compensation Committee since May 2010 and was also appointed to the Nominating and Governance Committee effective February 2011.   Mr. Evenden, who was appointed by Texas Transmission to our board of directors in October 2014, was appointed to the Audit Committee effective October 2014.   Mr. Martin, who was appointed by Sempra (through Oncor Holdings) to our board of directors on March 9, 2018 upon closing of the Sempra Acquisition, was appointed to the Audit Committee effective April 2018.  Debra L. Reed, who was appointed by Sempra (through Oncor Holdings) to our board of directors on March 9, 2018 upon closing of the Sempra Acquisition, was appointed to the Organization and Compensation Committee effective April 2018. Ms. Reed served on our board of directors until July 2018. Ms. Ortiz, who was appointed by Sempra (through Oncor Holdings) to our board of directors in July 2018, was appointed to the Organization and Compensation Committee effective July 2018. None of Messrs. Evenden, Martin, or Zucchet or Mses. Reed or Ortiz qualifies as a disinterested director for purposes of our Limited Liability Company Agreement.

For information on the structure of our board of directors following closing of the Sempra Acquisition, see “Item 10. Directors,  Executive Officers and Corporate Governance – Director Appointments.”

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Our Audit Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules.  All services performed in 2018 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (Deloitte & Touche) were pre-approved by our Audit Committee.

The policy defines those non-audit services which our independent auditor may also be engaged to provide as follows:

1.	Audit-related services, including:
•	due diligence, accounting consultations and audits related to mergers, acquisitions and divestitures;
•	employee benefit plan and political action plan audits;
•	accounting and financial reporting standards consultation;
•	internal control reviews, and
•	attest services, including agreed-upon procedures reports that are not required by statute or regulation.

2.	Tax-related services, including:
•	tax compliance;
•	general tax consultation and planning;
•	tax advice related to mergers, acquisitions and divestitures, and
•	communications with and request for rulings from tax authorities.

3.	Other services, including:
•	process improvement, review and assurance;
•	litigation and rate review assistance;
•	forensic and investigative services, and
•	training services.

The policy prohibits us from engaging our independent auditor to provide:

1.	bookkeeping or other services related to our accounting records or financial statements;
2.	financial information systems design and implementation services;
3.	appraisal or valuation services, fairness opinions or contribution-in-kind reports;
4.	actuarial services;
5.	internal audit outsourcing services;
6.	management or human resources functions;
7.	broker-dealer, investment advisor or investment banking services;
8.	legal and expert services unrelated to the audit, and
9.	any other service that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible.

In addition, the policy prohibits our independent auditor from providing tax or financial planning advice to any of our officers.

The policy also contains the following standard of conduct for our independent auditor related to staffing and conducting its annual audit:

1.	no member performing the audit of our financial statements will be under the direction of the lead member of such firm conducting the financial statement audit work for Sempra;
2.	the audit team will reach its own conclusions as to the sufficiency and adequacy of the audit procedures necessary to conduct the audit;
3.	the audit team accepts the sole responsibility for the opinion on our financial statements;
4.	the audit team may use other Sempra auditors as a service provider;
5.	the audit team may consider the Sempra Sarbanes-Oxley Act compliance audit team as a service provider;
6.	the audit team may consider the Sempra tax compliance audit team as a service provider;
7.

the audit team is not prohibited from sharing the results of its audit procedures or conclusions with the Sempra audit team so that an opinion on Sempra’s consolidated financial statements can be rendered;

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

	Years Ended December 31,
	2018	2017
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$2,541,250	$2,517,500
Audit-Related Fees. Fees for services including internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.	108,000	65,000
Tax Fees. Fees for tax compliance, tax planning and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	-	-
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, and litigation and rate review assistance.	-	-
Total	$2,649,250	$2,582,500

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(a)Exhibits:

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

2(b)	333-100240 Form 10-K (filed February 23, 2018)	2(b)	—	Amendment to Merger Agreement Regarding 2017 Ad Valorem and Property Taxes, dated November 9, 2017
2(c)	333-100240 Form 8-K (filed October 18, 2018)	2.1	—	Agreement and Plan of Merger, dated October 18, 2018, among Oncor Electric Delivery Company, LLC, 1912 Merger Sub LLC, Oncor T&D Partners, LP, InfraREIT, Inc., and InfraREIT Partners, LP.
2(d)	333-100240 Form 8-K (filed October 18, 2018)	2.2	—	Agreement and Plan of Merger, dated October 18, 2018, among Sharyland Distribution & Transmission Services, L.L.C., Sharyland Utilities, L.P., and Oncor Electric Delivery Company LLC.
3(i)	Articles of Incorporation
3(a)	333-100240 Form 10-Q (filed November 14, 2007)	3(a)	—	Certificate of Formation of Oncor Electric Delivery Company LLC.
3(ii)	By-laws
3(b)	333-100240 Form 8-K (filed March 9, 2018)	3.1	—

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

4(p)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer’s Certificate, dated September 13, 2010, establishing the terms of Oncor’s 5.25% Senior Secured Notes due 2040.
4(q)	333-100240 Form 8-K (filed October 12, 2010)	4.1	—	Officer’s Certificate, dated October 8, 2010, establishing the terms of Oncor’s 5.00% Senior Secured Notes due 2017 and 5.75% Senior Secured Notes due 2020.
4(r)	333-100240 Form 8-K (filed November 23, 2011)	4.1	—	Officer’s Certificate, dated November 23, 2011, establishing the terms of Oncor’s 4.55% Senior Secured Notes due 2041.

4(s)	333-100240 Form 8-K (filed May 18, 2012)	4.1	—	Officer’s Certificate, dated May 18, 2012, establishing the terms of Oncor’s 4.10% Senior Secured Notes due 2022 and Oncor’s 5.30% Senior Secured Notes due 2042.
4(t)	333-100240 Form 8-K (filed May 13, 2014)	4.1	—	Officer’s Certificate dated May 13, 2014, establishing the terms of Oncor’s 2.15% Senior Secured Notes due 2019.
4(u)	333-100240 Form 8-K (filed March 30, 2015)	4.1	—	Officer’s Certificate, dated March 24, 2015, establishing the terms of 2.950% Senior Secured Notes due 2025 and 3.750% Senior Secured Notes due 2045.

4(v)	333-100240 Form 8-K (filed September 27, 2017)	4.1	—	Officer's Certificate, dated September 21, 2017, establishing the terms of Oncor Electric Delivery Company LLC’s 3.80% Senior Secured Notes due 2047.
4(w)	333-100240 Form 8-K (filed September 27, 2017)	4.2	—	Registration Rights Agreement, dated September 21, 2017, among Oncor and the representatives of the initial purchasers of Oncor's 3.80% Senior Secured Notes due 2047
4(x)	333-100240 Form 8-K (filed August 14, 2018)	4.1	—	Officer’s Certificate, dated August 10, 2018, establishing the terms of Oncor’s 3.70% Senior Secured Notes due 2028 and 4.10% Senior Secured Notes due 2048.
4(y)	333-100240 Form 8-K (filed August 14, 2018)	4.2	—	Registration Rights Agreement, dated August 10, 2018, among Oncor and the representatives of the initial purchasers of the Notes.
4(z)	333-100240 Form 8-K (filed December 4, 2018)	4.1	—	Officer’s Certificate, dated November 30, 2018, establishing the terms of Oncor’s 5.75% Senior Secured Notes due 2029.
4(aa)	333-100240 Form 8-K (filed December 4, 2018)	4.2	—	Registration Rights Agreement, dated November 30, 2018, among Oncor and the dealer-managers of Oncor’s exchange offer.
(10)	Material Contracts.
	Management Contracts; Compensatory Plans, Contracts and Arrangements
10(a)	333-100240 Form 8-K (filed October 7, 2013)	10.1	—	Form of Director and Officer Indemnification Agreement.
10(b)	333-100240 Form 8-K (filed February 23, 2009)	10.1	—	Form of Management Stockholder Agreement (Senior Management Form).
10(c)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(l)	—	Form of Director Stockholder’s Agreement.
10(d)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(m)	—	Form of Director Sale Participation Agreement.
10(e)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(n)	—	Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan.
10(f)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(o)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Director Stock Appreciation Rights Plan.
10(g)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(p)	—	2008 Equity Interests Plan for Key Employees of Oncor Electric Delivery Company LLC and its affiliates.
10(h)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(q)	—	Form of Sale Participation Agreement (Management Form).
10(i)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(r)	—	Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan.

10(j)	333-100240 2008 Form 10-K (filed March 3, 2009)	10(s)	—	Form of Stock Appreciation Rights Award Letter pursuant to the Stock Appreciation Rights Plan.
10(k)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(p)	—	Oncor Salary Deferral Program.
10(l)	333-100240 Form 10-K (filed February 27, 2015	10(y)	—	Amendment No. 1 to the Salary Deferral Program, effective as of February 25, 2015.
10(m)	333-100240 Form 10-Q (filed August 1, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Severance Plan and Summary Plan Description.
10(n)	333-100240 Form 10-Q (filed July 31, 2015)	10(a)	—	Oncor Electric Delivery Company LLC Third Amended and Restated Change in Control Policy
10(o)	333-100240 Form 10-K (filed February 19, 2013)	10(t)	—	Oncor Electric Delivery Company LLC Long-Term Incentive Plan.
10(p)	333-100240 Form 8-K (filed March 30, 2015)	10.2	—	Oncor Electric Delivery Company LLC Form of Long-Term Incentive Plan Award Agreement for performance periods beginning on or after January 1, 2015.
10(q)	333-100240 Form 10-K (filed February 19, 2010)	10(r)	—	Oncor Split-Dollar Life Insurance Program.
10(r)	333-100240 Form 10-Q (filed May 5, 2016)	10(a)	—	Oncor Supplemental Retirement Plan, as amended
10(s)	333-100240 Form 10-K (filed February 23, 2018)	10(t)	—	Performance Bonus Agreement, dated as of February 22, 2018, by and between Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.
10(t)	333-100240 Form 10-K (filed February 23, 2018)	10(u)	—	Performance Bonus Agreement, dated as of February 22, 2018, by and between Oncor Electric Delivery Company LLC and James A. Greer.
10(u)	333-100240 Form 8-K (filed March 9, 2018)	10.2	—	Form of Letter Agreement, dated as of March 8, 2018.
10(v)	333-100240 Form 10-Q (filed May 7, 2018)	10(d)	—	Fifth Amended and Restated Executive Annual Incentive Plan, dated effective as of January 1, 2018.
10(w)	333-100240 Form 10-Q (filed May 7, 2018)	10(e)	—	Amendment No.1 to the Oncor Supplemental Retirement Plan, dated May 2, 2018
10(x)	333-100240 Form 8-K (filed February 19, 2019)	10(a)	—	Sixth Amended and Restated Executive Annual Incentive Plan, dated effective as of January 1, 2019.
10(y)	33-100240 Form 8-K (filed February 19, 2019)	10(b)	—	Oncor Electric Delivery Company LLC Form of Long-Term Incentive Plan Award Agreement for performance periods beginning on or after January 1, 2019.
10(z)			—	Retention Agreement, dated as of January 31, 2018, between Oncor Electric Delivery Company LLC and Matt Henry.
10(aa)			—	Contract for Services, dated as of February 21, 2019, by and between Oncor Electric Delivery Company LLC and David M. Davis.
Credit Agreements
10(ab)	333-100240 Form 8-K (filed September 27, 2017)	10.1	—

Term Loan Credit Agreement, dated as of September 26, 2017, among Oncor Electric Delivery Company LLC, as Borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders.

10(ac)	333-100240 Form 8-K (filed November 21, 2017)	10.1	—

Revolving Credit Agreement, dated as of November 17, 2017, among Oncor Electric Delivery Company LLC, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders and as swingline lender, and the fronting banks for letters of credit from time to time party thereto.

10(ad)	333-100240 Form 8-K (filed December 11, 2018)	10.1	—

Term Loan Credit Agreement, dated as of December 10, 2018, among Oncor Electric Delivery Company LLC, as Borrower, the lenders party thereto and Mizuho Bank, Ltd., as administrative agent for the lenders.

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

10(ag)	333-100240 Form 8-K (filed March 9, 2018)	10.1	—	Interest Transfer Agreement, dated as of March 9, 2018, among Oncor Electric Delivery Company LLC, Oncor Management Investment LLC, and Sempra Energy.
10(ah)	333-100240 Form 10-K (filed March 26, 2018)	10.1	—	Form of Dealer Agreement between Oncor Electric Delivery Company LLC, as Issuer, and the Dealer.

(21)	Subsidiaries of the Registrant.
21(a)			—	Subsidiaries of Oncor Electric Delivery Company LLC.
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)			—	Certification of E. Allen Nye Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of E. Allen Nye Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99(a)	333-100240 Form 8-K (filed August 30, 2017)	99.1	—	Letter Agreement, dated August 25, 2017, by and among Sempra Energy, Power Play Merger Sub I, Inc., Oncor Electric Delivery Holdings Company LLC and Oncor Electric Delivery Company LLC.
99(b)	333-100240 Form 8-K (filed December 15, 2017)	99.1	—	Stipulation, dated as of December 12, 2017 regarding PUCT Docket 47675.

99(c)	—	PUCT Final Order in Docket No. 47675, dated as of March 8, 2018.
(101)	Interactive Data File.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

*    Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

00
ONCOR ELECTRIC DELIVERY COMPANY LLC

Date: February 26, 2019
By /s/ E. ALLEN NYE, JR.
(E. Allen Nye, Jr., Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date
/s/	E. ALLEN NYE, JR.	Principal Executive	February 26, 2019
	(E. Allen Nye, Jr., Chief Executive)	Officer and Director

/s/	DON J. CLEVENGER	Principal Financial Officer	February 26, 2019
(Don J. Clevenger, Senior Vice President and Chief Financial Officer)

/s/	RICHARD C. HAYS	Principal Accounting Officer	February 26, 2019
(Richard C. Hays, Vice President and Controller)

/s/	ROBERT S. SHAPARD	Chairman of the Board	February 26, 2019
(Robert S. Shapard)

/s/	JAMES R. ADAMS	Director	February 26, 2019
(James R. Adams)

/s/	THOMAS M. DUNNING	Director	February 26, 2019
(Thomas M. Dunning)

/s/	ROBERT A. ESTRADA	Director	February 26, 2019
(Robert A. Estrada)

/s/	RHYS EVENDEN	Director	February 26, 2019
(Rhys Evenden)

/s/	PRINTICE L. GARY	Director	February 26, 2019
(Printice L. Gary)

/s/	WILLIAM T. HILL, JR.	Director	February 26, 2019
(William T. Hill, Jr.)

/s/	TIMOTHY A. MACK	Director	February 26, 2019
(Timothy A. Mack)

/s/	J. WALKER MARTIN	Director	February 26, 2019
(J. Walker Martin)

/s/	TANIA ORTIZ	Director	February 26, 2019
(Tania Ortiz)

/s/	RICHARD W. WORTHAM III	Director	February 26, 2019
(Richard W. Wortham III)

/s/	STEVEN J. ZUCCHET	Director	February 26, 2019
(Steven J. Zucchet)

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of Oncor Electric Delivery Company LLC during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2018.