Form 10-Q
period 2019-03-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2019-05-07
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___ No  √

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

As of May 7, 2019,  80.25% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Sempra Energy, and 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC.  None of the membership interests are publicly traded.

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

This Form 10-Q and other Securities and Exchange Commission filings of Oncor occasionally make references to Oncor (or “we,” “our,” “us” or “the company”) when describing actions, rights or obligations of Oncor and/or its subsidiaries.  These references reflect the fact that the subsidiaries are consolidated with Oncor for financial reporting purposes.  However, these references should not be interpreted to imply that Oncor is actually undertaking the action or has the rights or obligations of any subsidiary or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2018 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2018
AMS	advanced metering system
ASU	Accounting Standards Update
CP Program	commercial paper program
Credit Facility	revolving credit facility
DCRF	distribution cost recovery factor
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

EFH Corp.

Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context.  Renamed Sempra Texas Holdings Corp. upon emergence from the EFH Bankruptcy Proceedings and closing of the Sempra Acquisition. Its major subsidiaries include Oncor Holdings and, prior to the Vistra Spin-Off, TCEH.

EFIH

Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings. Renamed Sempra Texas Intermediate Holding Company LLC upon emergence from the EFH  Bankruptcy Proceedings and closing of the Sempra Acquisition.

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Ltd. (a credit rating agency)
GAAP	generally accepted accounting principles of the U.S.
InfraREIT	InfraREIT, Inc.

InfraREIT Acquisition	Refers to the transactions contemplated by the InfraREIT Merger Agreement, pursuant to which Oncor would acquire all of the equity interests of InfraREIT and InfraREIT Partners.
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

Oncor Retirement Plan	Refers to a defined benefit pension plan sponsored by Oncor.
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor.
OPEB	other postretirement employee benefits
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act
REP	retail electric provider
ROU	Right-of-use
S&P	S&P Global Ratings, a division of S&P Global Inc. (a credit rating agency)
SDTS	Sharyland Distribution & Transmission Services, L.L.C., an indirect subsidiary of InfraREIT
Sempra	Sempra Energy
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

Sponsor Group

Refers collectively to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Global, LLC and GS Capital Partners, an affiliate of Goldman, Sachs & Co. that, prior to the Sempra Acquisition, held an ownership interest in Texas Holdings.

STH	Refers to Sempra Texas Holdings Corp., a Texas corporation (formerly EFH Corp. prior to the closing of the Sempra Acquisition), which is wholly owned by Sempra and the direct parent of STIH.
STIH

Refers to Sempra Texas Intermediate Holding Company LLC., a Delaware limited liability company (formerly EFIH prior to the closing of the Sempra Acquisition) and the sole member of Oncor Holdings following the Sempra Acquisition.

SU	Refers to Sharyland Utilities, L.P., a Texas limited partnership.
TCEH

Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFCH and, prior to the Vistra Spin-Off, the parent company of EFH Corp.’s subsidiaries that were engaged in electricity generation and wholesale and retail energy market activities.  Subsequent to the Vistra Spin-Off, Vistra continued substantially the same operations as TCEH.

TCEH Debtors

Refers to certain subsidiaries of EFH Corp. that were debtors in the EFH Bankruptcy Proceedings, including TCEH’s subsidiaries that were engaged in electricity generation and wholesale and retail energy market activities.

TCJA	“Tax Cuts and Jobs Act,” enacted on December 22, 2017
TCOS	transmission cost of service
TCRF	transmission cost recovery factor
Texas Holdings

Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owned substantially all of the common stock of EFH Corp. prior to the closing of the Sempra Acquisition.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(millions of dollars)
Operating revenues (Note 3)	$1,016	$990
Operating expenses:
Wholesale transmission service	260	245
Operation and maintenance (Note 9)	221	219
Depreciation and amortization	172	166
Provision in lieu of income taxes (Note 9)	25	33
Taxes other than amounts related to income taxes	122	125
Total operating expenses	800	788
Operating income	216	202
Other income and (deductions) - net (Note 10)	(17)	(32)
Nonoperating benefit in lieu of income taxes	(3)	(7)
Interest expense and related charges (Note 10)	86	88
Net income	$116	$89

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(millions of dollars)
Net income	$116	$89
Other comprehensive income (loss):
Net effects of cash flow hedges (net of tax) (Note 1)	(4)	-
Defined benefit pension plans (net of tax)	1	1
Total other comprehensive income (loss)	(3)	1
Comprehensive income	$113	$90

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(millions of dollars)
Cash flows — operating activities:
Net income	$116	$89
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	192	196
Provision in lieu of deferred income taxes	8	10
Other – net	(2)	-
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 2)	(20)	30
Other operating assets and liabilities	(108)	10
Cash provided by operating activities	186	335
Cash flows — financing activities:
Change in short-term borrowings (Note 4)	328	125
Capital contributions from members (Note 7)	70	-
Distributions to members (Note 7)	(71)	-
Cash provided by financing activities	327	125
Cash flows — investing activities:
Capital expenditures (Note 9)	(523)	(450)
Other – net	12	5
Cash used in investing activities	(511)	(445)
Net change in cash and cash equivalents	2	15
Cash and cash equivalents — beginning balance	3	21
Cash and cash equivalents — ending balance	$5	$36

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At March 31,	At December 31,
	2019	2018
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$5	$3
Trade accounts receivable – net (Note 10)	592	559
Materials and supplies inventories — at average cost	137	116
Prepayments and other current assets	101	94
Total current assets	835	772
Investments and other property (Note 10)	119	120
Property, plant and equipment – net (Note 10)	16,455	16,090
Goodwill	4,064	4,064
Regulatory assets (Note 2)	1,654	1,691
Operating lease ROU and other assets (Note 6)	100	15
Total assets	$23,227	$22,752
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 4)	$1,141	$813
Long-term debt due currently (Note 5)	600	600
Trade accounts payable	321	300
Amounts payable to members related to income taxes (Note 9)	39	26
Accrued taxes other than amounts related to income	78	199
Accrued interest	99	68
Operating lease and other current liabilities (Note 6)	225	209
Total current liabilities	2,503	2,215
Long-term debt, less amounts due currently (Note 5)	5,835	5,835
Liability in lieu of deferred income taxes (Note 9)	1,627	1,602
Regulatory liabilities (Note 2)	2,674	2,697
Employee benefit, operating lease and other obligations (Notes 6, 8 and 10)	2,012	1,943
Total liabilities	14,651	14,292
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account ― number of interests outstanding 2019 and 2018 – 635,000,000	8,743	8,624
Accumulated other comprehensive loss	(167)	(164)
Total membership interests	8,576	8,460
Total liabilities and membership interests	$23,227	$22,752

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to “we,” “our,” “us” and “the company” are to Oncor and/or its subsidiaries.  See “Glossary” for definition of terms and abbreviations.

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

Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the 2018 Form 10-K.  In the opinion of Oncor management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been made.  We have evaluated all subsequent events through the date the financial statements were issued.  All intercompany items and transactions have been eliminated in consolidation.  The results of operations for an interim period may not give a true indication of results for a full year due to seasonality (see Note 13 to Financial Statements in our 2018 Form 10-K for additional information regarding quarterly results of operations).   Our consolidated financial statements have been prepared in accordance with GAAP governing rate-regulated operations.    All dollar amounts in the financial statements and tables in the notes are stated in millions of U.S. dollars unless otherwise indicated.

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

Changes in Accounting Standards

Topic 842, “Leases” – In February 2016, the FASB issued ASU 2016-02 which created FASB Topic 842, Leases (Topic 842).  Topic 842 amends previous GAAP to require the balance sheet recognition of substantially all lease assets and liabilities, including operating leases.  Operating lease liabilities are not classified as debt for GAAP purposes under Topic 842 and are not treated as debt for our regulatory purposes.  All of Oncor’s existing leases meet the definition of an operating lease.  Under the new rules, the recognition of any finance leases (previously known as capital leases) on the balance sheet would be classified as debt for GAAP purposes and are expected to be defined as debt for our regulatory capital structure purposes (see Note 7 for details) similar to the previous capital lease treatment.

We adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance prospectively and not restate comparative periods.  We elected the package of practical expedients that permits us to not reassess (a) whether a contract is or contains a lease, (b) lease classification or (c) determination of initial direct costs, which allows us to carry forward accounting conclusions under previous GAAP on contracts that commenced prior to adoption of the lease standard.  We also elected the land easement practical expedient, which allows us to continue to account for pre-existing land easements under our accounting policy that existed before adoption of the lease standard.  We did not elect the practical expedient to use hindsight in making judgments when determining the lease term.

The adoption of Topic 842 affects our balance sheet, as our contracts for office space, service centers and fleet vehicles are operating leases.  The following table shows the increases on our balance sheet at January 1, 2019 from the initial adoption of Topic 842.

At January 1, 2019
Operating Leases:
ROU assets:
Operating lease ROU and other assets	$82

Lease liabilities:
Other current liabilities	$26
Employee benefit, operating lease and other obligations	56
Total operating lease liabilities	$82

Topic 220, “Income Statement—Reporting Comprehensive Income” amended by ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” – In February 2018, the FASB issued ASU 2018-02, an amendment to Topic 220.  Under ASU 2018-02, an entity is required to provide certain disclosures regarding stranded tax effects, including its accounting policy related to releasing the income tax effects from AOCI.  We have elected to reclassify stranded tax effects resulting from the TCJA from accumulated other comprehensive income (AOCI) to capital accounts.  Our stranded tax effects in AOCI,  which are related to previous interest rate cash flow hedges, were $4 million and increased our capital account upon reclassification.   ASU 2018-02 is effective for our 2019 annual reporting period, including interim periods therein.  We adopted the standard on a prospective basis January 1, 2019.

2.    REGULATORY MATTERS

Regulatory Assets and Liabilities

Recognition of regulatory assets and liabilities and the periods over which they are to be recovered or refunded through rate regulation reflect the decisions of the PUCT.   Components of our regulatory assets and liabilities and their remaining recovery periods as of March 31, 2019 are provided in the table below.  Amounts not currently earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period
	At March 31, 2019	At March 31, 2019	At December 31, 2018
Regulatory assets:
Employee retirement liability (a)(b)(c)	To be determined	$641	$648
Employee retirement costs being amortized	9 years	288	297
Employee retirement costs incurred since the last rate review period (b)	To be determined	75	73
Self-insurance reserve (primarily storm recovery costs) being amortized	9 years	341	351
Self-insurance reserve incurred since the last rate review period (b)	To be determined	53	59
Securities reacquisition costs	Lives of related debt	10	10
Deferred conventional meter and metering facilities depreciation	2 years	31	36
Under-recovered AMS costs	9 years	179	185
Energy efficiency performance bonus (a)	1 year or less	5	7
Other regulatory assets	Various	31	25
Total regulatory assets		1,654	1,691

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,043	1,023
Excess deferred taxes	Primarily over lives of related assets	1,554	1,571
Over-recovered wholesale transmission service expense (a)	1 year or less	52	89
Other regulatory liabilities	Various	25	14
Total regulatory liabilities		2,674	2,697
Net regulatory assets (liabilities)		$(1,020)	$(1,006)

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(c)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

Regulatory Status of the TCJA

The excess deferred tax related balances above are primarily the result of the TCJA corporate federal income tax rate reduction from 35% to 21%.  These regulatory liabilities reflect our obligation, as required by PUCT order in Docket No. 46957, to refund to utility customers any excess deferred tax related balances created by the reduction in the corporate federal income tax rate through reductions in our tariffs.

Docket No. 48325

In 2018, we made filings to incorporate the impacts of the TCJA into our tariffs, including the reduction in the corporate income tax rate from 35% to 21% and amortization of excess deferred federal income taxes. In the filings, we proposed a total net decrease in the revenue requirement used to set transmission and distribution rates of approximately $181 million annually as compared to the revenue requirement approved in Oncor’s most recent rate review, PUCT Docket No. 46957.  In September 2018, we reached an unopposed stipulation regarding an overall settlement of the TCJA impacts. The settlement included, on an annual basis, $144 million related to the reduction of income tax expense currently in rates and $75 million related to amortization of excess deferred federal income taxes.

The settlement rates were implemented on an interim basis during 2018 and were approved by the PUCT on April 4, 2019.    The final rates include the refund of the unprotected portion of excess deferred federal income taxes over a ten-year period and the protected portion over the lives of the related assets.

Docket No. 49160

During 2018, interim TCOS rates included refunds of excess deferred federal income taxes that were lower than the amount approved by the PUCT.  We proposed refunding the related $9 million regulatory liability balance at March 31, 2019 over a one-month period as part of our Docket No. 49160 interim TCOS update filed in January 2019. This TCOS filing was approved by the PUCT on April 26, 2019 and the refund will be made in May 2019.

3.   REVENUES

General

Our revenue is billed monthly under tariffs approved by the PUCT and the majority of revenues are related to providing electric delivery service to consumers.  Tariff rates are designed to recover the cost of providing electric delivery service to customers including a reasonable rate of return on invested capital.   As the volumes delivered can be directly measured, our revenues are recognized when the underlying service has been provided in an amount prescribed by the related tariff. We recognize revenue in the amount that we have the right to invoice.   Substantially all of our revenues are from contracts with customers except for alternative revenue program revenues discussed below.

Reconcilable Tariffs

The PUCT has designated certain tariffs (primarily TCRF and EECRF) as reconcilable, which means the differences between amounts billed under these tariffs and the related incurred costs are deferred as either regulatory assets or regulatory liabilities.  Accordingly, at prescribed intervals, future tariffs are adjusted to either repay regulatory liabilities or collect regulatory assets.

Alternative Revenue Program

The PUCT has implemented an incentive program allowing us to earn performance bonuses by exceeding PUCT energy efficiency program targets. This incentive program and the related performance bonus revenues are considered an “alternative revenue program” under GAAP.  Annual performance bonuses are recognized as revenue when approved by the PUCT, typically in the third or fourth quarter each year.

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$499	$507
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	143	125
Billed to REPs serving Oncor distribution customers, through TCRF	85	78
Total transmission base revenues	228	203
Other miscellaneous revenues	17	16
Total revenues contributing to earnings	744	726

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	260	245
EECRF and other regulatory charges	12	19
Revenues collected for pass-through expenses	272	264

Total operating revenues	$1,016	$990

Customers

Our distribution customers consist of approximately 90 REPs and certain electric cooperatives in our certificated service area.  The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.  Our transmission base revenues are collected from load serving entities benefitting from our transmission system.  Our transmission customers consist of municipalities, electric cooperatives and other distribution companies.  REP subsidiaries of our two largest counterparties represented 23% and 19% of our total operating revenues for the three months ended March 31, 2019.  No other customer represented more than 10% of our total operating revenues.

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

4.    SHORT-TERM BORROWINGS

At March 31, 2019 and December 31, 2018, outstanding short-term borrowings under our CP Program and  Credit Facility consisted of the following:

	At March 31,	At December 31,
	2019	2018
Total borrowing capacity	$2,000	$2,000
Commercial paper outstanding (a)	(1,141)	(813)
Credit facility outstanding (b)	-	-
Letters of credit outstanding (c)	(10)	(9)
Available unused credit	$849	$1,178

____________

a)	The weighted average interest rates for commercial paper at March 31, 2019 and December 31, 2018 were 2.81% and 2.74%, respectively.
b)	At March 31, 2019, the applicable interest rate for any outstanding borrowings would have been LIBOR plus 1.00%
c)	The interest rate on outstanding letters of credit at both March 31, 2019 and December 31, 2018 was 1.20% based on our credit ratings.

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

Credit Facility

At March 31, 2019, we had a $2.0 billion unsecured revolving Credit Facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for commercial paper issuances.  We may request increases in our borrowing capacity in increments of not less than $100 million, not to exceed $400 million in the aggregate provided certain conditions are met, including lender approvals. The Credit Facility’s five-year term expires in November 2022 and gives us the option of requesting up to two one-year extensions, with such extensions subject to certain conditions and lender approvals.  Borrowings are classified as short-term on the balance sheet.

5.    LONG-TERM DEBT

Our senior notes are secured by a first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.  At March 31, 2019 and December 31, 2018, our long-term debt consisted of the following:

	March 31,	December 31,
	2019	2018
Secured:
2.15% Fixed Senior Notes due June 1, 2019	$250	$250
5.75% Fixed Senior Notes due September 30, 2020	126	126
4.10% Fixed Senior Notes due June 1, 2022	400	400
7.00% Fixed Debentures due September 1, 2022	482	482
2.95% Fixed Senior Notes due April 1, 2025	350	350
3.70% Fixed Senior Notes due November 15, 2028	350	350
5.75% Fixed Senior Notes due March 15, 2029	318	318
7.00% Fixed Senior Notes due May 1, 2032	500	500
7.25% Fixed Senior Notes due January 15, 2033	350	350
7.50% Fixed Senior Notes due September 1, 2038	300	300
5.25% Fixed Senior Notes due September 30, 2040	475	475
4.55% Fixed Senior Notes due December 1, 2041	400	400
5.30% Fixed Senior Notes due June 1, 2042	500	500
3.75% Fixed Senior Notes due April 1, 2045	550	550
3.80% Fixed Senior Notes due September 30, 2047	325	325
4.10% Fixed Senior Notes due November 15, 2048	450	450
Secured long-term debt	6,126	6,126
Unsecured:
Term loan credit agreement maturing December 9, 2019	350	350
Total long-term debt	6,476	6,476
Unamortized discount and debt issuance costs	(41)	(41)
Less amount due currently	(600)	(600)
Long-term debt, less amounts due currently	$5,835	$5,835

Deed of Trust

Our secured indebtedness is secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness (excluding borrowings under the CP Program, the Credit Facility and the term loan credit agreement) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At March 31, 2019, the amount of available bond credits was $3.583 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $2.720 billion.

Borrowings under the CP Program, Credit Facility and the term loan credit agreement are not secured.

Fair Value of Long-Term Debt

At March 31, 2019 and December 31, 2018, the estimated fair value of our long-term debt (including current maturities) totaled $7.343 billion and $7.086 billion, respectively, and the carrying amount totaled $6.435 billion and $6.435 billion, respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

6.    COMMITMENTS AND CONTINGENCIES

Legal/Regulatory Proceedings

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.  See Note 2 and Note 11 in this report and Note 8 to Financial Statements in our 2018 Form 10-K for additional information regarding our regulatory and legal proceedings, respectively.

Leases

General

A lease exists when a contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.  As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices and service centers.  Our leases are accounted for as operating leases for both GAAP and rate-making purposes. We generally recognize operating lease costs on a straight-line basis over the lease term in operating expenses.  We are not a lessor to any material lease contracts.

As of the lease commencement date, we recognize a lease liability for our obligation to make lease payments, which we initially measure at present value using our incremental borrowing rate at the date of lease commencement, unless the rate implicit in the lease is readily determinable. We determine our incremental borrowing rate based on the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. We also record a ROU asset for our right to use the underlying asset, which is initially equal to the lease liability and adjusted for any lease payments made at or before lease commencement, lease incentives and any initial direct costs.

Some of our lease agreements contain nonlease components, which represent items or activities that transfer a good or service.  We separate lease components from nonlease components, if any, for our fleet vehicle and real estate leases for purposes of calculating the related lease liability and ROU asset.

Certain of our leases include options to extend the lease terms for up to 20 years, while others include options to terminate early. Our lease liabilities and ROU assets are based on lease terms that may include such options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Short-term Leases

Some of our contracts are short-term leases, which have a lease term of 12 months or less at lease commencement.  As allowed by GAAP, we do not recognize a lease liability or ROU asset arising from short-term leases for all existing classes of underlying assets. We recognize short-term lease costs on a straight-line basis over the lease term.

Lease Obligations, Lease Costs and Other Supplemental Data

The following tables summarize lease information for the first quarter of 2019.

At March 31,
2019
Operating Leases:
ROU assets:
Operating lease ROU assets and other	$88

Lease liabilities:
Other current liabilities	$28
Employee benefit, operating lease and other obligations	60
Total operating lease liabilities	$88

Weighted-average remaining lease term (in years)	4
Weighted-average discount rate	3.4%

The components of lease costs and cash paid for amounts included in the measurement of lease liabilities were as follows:

Three Months Ended
March 31, 2019
Operating lease cost:
Operating lease costs (including amounts allocated to property, plant and equipment)	$10
Short-term lease costs	11
Total operating lease costs	$21

Operating lease payments:
Cash paid for amounts included in the measurement of lease liabilities	$7

The table below presents the maturity analysis of our lease liabilities and reconciliation to the present value of lease liabilities:

Year	Amount
2019 (remaining nine months)	$23
2020	22
2021	20
2022	15
2023	8
Thereafter	6
Total undiscounted lease payments	94
Less imputed interest	(6)
Total future minimum lease payments	$88

Lease Disclosures Under Previous GAAP

The table below presents the future minimum lease payments under previous GAAP:

Year	Amount
2019	$29
2020	22
2021	20
2022	15
2023	8
Thereafter	5
Total future minimum lease payments	$99

.

7.    MEMBERSHIP INTERESTS

Cash Distributions

Distributions are limited by the requirement to maintain our regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently 57.5% debt to 42.5% equity.  At March 31, 2019,  $160 million was available for distribution to our members, as our regulatory capitalization ratio was 56.7% debt to 43.3% equity.  The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt including finance leases plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  Equity is calculated as membership interests determined in accordance with GAAP, excluding the effects of acquisition accounting from a 2007 transaction (which included recording the initial goodwill and fair value adjustments and subsequent related impairments and amortization).

On May 1, 2019, our board of directors declared a cash distribution of $71 million, which was paid to our members on May 2, 2019.

Cash Contributions

On April 30, 2019, our members made capital contributions of $70 million.

Membership Interests

The following table presents the changes to membership interests during the three months ended March 31, 2019 and 2018, net of tax:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2018	$8,624	$(164)	$8,460
Net income	116	-	116
Distributions	(71)	-	(71)
Capital contributions	70	-	70
Net effects of cash flow hedges (Note 1)	4	(4)	-
Defined benefit pension plans	-	1	1
Balance at March 31, 2019	$8,743	$(167)	$8,576

Balance at December 31, 2017	$8,004	$(101)	$7,903
Net income	89	-	89
Defined benefit pension plans	-	1	1
Balance at March 31, 2018	$8,093	$(100)	$7,993

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018, net of tax:

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(16)	$(148)	$(164)
Defined benefit pension plans	-	1	1
Amounts reclassified from accumulated other comprehensive income (loss) to the capital account (Note 1)	(4)	-	(4)
Balance at March 31, 2019	$(20)	$(147)	$(167)

Balance at December 31, 2017	$(18)	$(83)	$(101)
Defined benefit pension plans	-	1	1
Balance at March 31, 2018	$(18)	$(82)	$(100)

8.    PENSION AND OPEB PLANS

Pension Plans

We sponsor the Oncor Retirement Plan and also have liabilities under the Vistra Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Internal Revenue Code of 1986, as amended, and are subject to the provisions of ERISA.  Employees do not contribute to either plan.  We also have a supplemental pension plan for certain employees whose retirement benefits cannot be fully earned under the qualified retirement plans.  See Note 10 to Financial Statements in our 2018 Form 10-K for additional information regarding pension plans.

OPEB Plans

We currently sponsor two OPEB plans. One plan covers our eligible current and future retirees whose services are 100% attributed to the regulated business.  Effective January 1, 2018, we established a second plan to cover EFH Corp./Vistra retirees and eligible current and future retirees whose employment services were assigned to both Oncor (or a predecessor regulated utility business) and the non-regulated business of EFH Corp./Vistra.  Vistra is solely responsible for its portion of the liability for retiree benefits related to those retirees.  See Note 10 to Financial Statements in our 2018 Form 10-K for additional information.

Pension and OPEB Costs

Our net costs related to pension plans and the Oncor OPEB Plans for the three months ended March 31, 2019 and 2018 were comprised of the following:

	Three Months Ended March 31,
	2019	2018

Components of net allocated pension costs:
Service cost	$7	$7
Interest cost	32	30
Expected return on assets	(30)	(30)
Amortization of net loss	7	12
Net pension costs	16	19
Components of net OPEB costs:
Service cost	2	2
Interest cost	11	11
Expected return on assets	(2)	(2)
Amortization of prior service cost	(5)	(7)
Amortization of net loss	4	14
Net OPEB costs	10	18
Total net pension and OPEB costs	26	37
Less amounts deferred principally as property or a regulatory asset	(7)	(18)
Net amounts recognized as operation and maintenance expense or other deductions	$19	$19

The discount rates reflected in net pension and OPEB costs in 2019 are 4.16%,  4.40% and 4.41% for the Oncor Retirement Plan, the Vistra Retirement Plan and the Oncor OPEB Plans, respectively.  The expected return on pension and OPEB plan assets reflected in the 2019 cost amounts are 5.43%,  5.29% and 6.19% for the Oncor Retirement Plan, the Vistra Retirement Plan and the Oncor OPEB Plans, respectively.

Pension and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and Oncor OPEB Plans of $1 million and $9 million, respectively, during the three months ended March 31, 2019.  We expect to make additional cash contributions to the pension plans  and Oncor OPEB Plans of $40 million and $26 million, respectively, during the remainder of 2019.  Our aggregate pension plans and Oncor OPEB Plans funding is expected to total approximately $538 million and $179 million, respectively, in the 2019 to 2023 period based on the latest actuarial projections.

9.   RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions.  As a result of the Sempra Acquisition, Sempra became a related party and the Sponsor Group ceased to be a related party as of March 9, 2018.

•

We are not a member of another entity’s consolidated tax group, but our owners’ federal income tax returns include their portion of our results.  Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission and STH (as successor to EFH Corp.), we are generally obligated to make payments to our owners, pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return.  STH will file a combined Texas margin tax return that includes our results and our share of Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return.  See discussion in Note 1 to Financial Statements in our 2018 Form 10-K under “Provision in Lieu of Income Taxes.”  Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members.  In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At March 31, 2019			At December 31, 2018
	STH	Texas Transmission	Total	STH	Texas Transmission	Total

Federal income taxes payable (receivable)	$10	$2	$12	$4	$1	$5
Texas margin taxes payable	27	-	27	21	-	21
Net payable (receivable)	$37	$2	$39	$25	$1	$26

There were no cash payments made to (received from) members related to income taxes for the three months ended March 31, 2019.  For the three months ended March 31, 2018, Oncor received $19 million related to income taxes from EFH Corp.

•

As of March 8, 2018, approximately 16% of the equity in an existing vendor of the company was owned by a member of the Sponsor Group.  During 2018, this vendor performed transmission and distribution system construction and maintenance services for us.  Cash payments were made for such services to this vendor and/or its subsidiaries totaling $35 million for the year-to-date period ended March 8, 2018, of which approximately $33 million was capitalized and $2 million was recorded as an operation and maintenance expense.

See Note 7 for information regarding distributions to and capital contributions from members.

10.   SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and (Deductions)

	Three Months Ended March 31,
	2019	2018

Professional fees	$(3)	$(3)
Sempra Acquisition related costs	-	(16)
Recoverable pension and OPEB - non-service costs	(14)	(13)
Total other income and (deductions) - net	$(17)	$(32)

Interest Expense and Related Charges

	Three Months Ended March 31,
	2019	2018

Interest	$88	$89
Amortization of debt issuance costs and discounts	1	1
Less allowance for funds used during construction – capitalized interest portion	(3)	(2)
Total interest expense and related charges	$86	$88

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2019	2018

Gross trade accounts and other receivables	$596	$562
Allowance for uncollectible accounts	(4)	(3)
Trade accounts receivable – net	$592	$559

At March 31, 2019, REP subsidiaries of our two largest counterparties represented approximately 14% and 12% of the trade accounts receivable balance and at December 31, 2018, represented approximately 13% and 10% of the trade accounts receivable balance.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by nonaffiliated REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2019	2018

Assets related to employee benefit plans, including employee savings programs	$107	$108
Land	12	12
Total investments and other property	$119	$120

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/	At March 31,	At December 31,
	Avg. Life at March 31, 2019	2019	2018
Assets in service:
Distribution	2.8% / 35.2 years	$13,295	$13,105
Transmission	2.9% / 34.4 years	8,609	8,568
Other assets	6.9% / 14.6 years	1,489	1,497
Total		23,393	23,170
Less accumulated depreciation		7,594	7,513
Net of accumulated depreciation		15,799	15,657
Construction work in progress		639	417
Held for future use		17	16
Property, plant and equipment – net		$16,455	$16,090

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At March 31, 2019			At December 31, 2018
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Identifiable intangible assets subject to amortization:
Land easements	$462	$101	$361	$464	$101	$363
Capitalized software	787	397	390	787	385	402
Total	$1,249	$498	$751	$1,251	$486	$765

Aggregate amortization expense for intangible assets totaled $13 million and $12 million for the three months ended March 31, 2019 and 2018, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense
2019	$50
2020	49
2021	49
2022	49
2023	49

Employee Benefit, Operating Lease and Other Obligations

Employee benefit, operating lease and other obligations reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2019	2018

Retirement plans and other employee benefits	$1,856	$1,858
Operating lease liabilities	58	-
Investment tax credits	7	8
Other	91	77
Total employee benefit, operating lease and other obligations	$2,012	$1,943

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2019	2018

Cash payments (receipts) related to:
Interest (a)	$56	$101
Less capitalized interest	(3)	(2)
Interest payments (net of amounts capitalized)	$53	$99
Amount in lieu of income taxes (b):
Federal	$-	$(19)

Noncash construction expenditures (c)	$168	$125
Noncash increase in operating lease obligations for ROU assets	$88	$-

____________

(a)	Excludes March 2019 interest payments that were paid on April 1, 2019.
(b)	See Note 9 for income tax related detail.
(c)	Represents end-of-period accruals.

11.   PENDING INFRAREIT ACQUISITION

 On October 18, 2018, we entered into the InfraREIT Merger Agreement, pursuant to which we plan to acquire all of the equity interests of InfraREIT and its subsidiary, InfraREIT Partners, subject to the conditions discussed below. The InfraREIT Acquisition will occur through the merger of InfraREIT with and into a newly formed wholly-owned subsidiary of Oncor, followed by the merger of another newly formed wholly-owned subsidiary of Oncor with and into InfraREIT Partners.  The stockholders of InfraREIT and the limited partners of InfraREIT Partners will each receive $21.00 in cash per share of common stock or limited partnership unit, as applicable. The total purchase price based on the number of shares and limited partnership units of InfraREIT and InfraREIT Partners currently outstanding is approximately $1.275 billion.  In addition, we will bear certain transaction costs incurred by InfraREIT (including a management agreement termination fee of approximately $40.5 million that InfraREIT has agreed to pay Hunt Consolidated, Inc. at closing). The acquisition also includes InfraREIT’s outstanding debt, which totaled $946 million at March 31, 2019.

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

 Oncor, InfraREIT and InfraREIT Partners have agreed to use their respective reasonable best efforts, subject to certain exceptions, to consummate the InfraREIT Acquisition as promptly as practicable.  Closing of the InfraREIT Acquisition is subject to the satisfaction of customary closing conditions and consents, including the approval of the PUCT.  Oncor, SU, SDTS and Sempra filed a single, integrated joint application for regulatory approvals with the PUCT on November 30, 2018 in PUCT Docket No. 48929. For more information on the PUCT Docket, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulation and Rates – Matters with the PUCT.”

PUCT approval is the final remaining regulatory approval required with respect to the InfraREIT Acquisition. In December 2018, early termination of the 30-day waiting period required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, was granted. In March 2019, approval was received from FERC and clearance was received from the Committee on Foreign Investment in the United States. In addition, InfraREIT’s stockholders voted to adopt the InfraREIT Merger Agreement at a special meeting of its stockholders in February 2019.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2019 and 2018 should be read in conjunction with the condensed financial statements and the notes to those statements herein as well as the consolidated financial statements and the notes to those statements and “Risk Factors” contained in our 2018 Form 10-K.

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

Significant Activities and Events

Pending InfraREIT Acquisition —  On October 18, 2018, we entered into the InfraREIT Merger Agreement, pursuant to which we plan to acquire all of the equity interests of InfraREIT and its subsidiary, InfraREIT Partners, subject to certain conditions. The InfraREIT Acquisition will occur through the merger of InfraREIT with and into a newly formed wholly-owned subsidiary of Oncor, followed by the merger of another newly formed wholly-owned subsidiary of Oncor with and into InfraREIT Partners.  The stockholders of InfraREIT and the limited partners of InfraREIT Partners will each receive $21.00 in cash per share of common stock or limited partnership unit, as applicable. The total purchase price based on the number of shares and limited partnership units of InfraREIT and InfraREIT Partners currently outstanding is approximately $1.275 billion.  In addition, we will bear certain transaction costs incurred by InfraREIT (including a management agreement termination fee of approximately $40.5 million that InfraREIT has agreed to pay Hunt Consolidated, Inc. at closing). The acquisition also includes InfraREIT’s outstanding debt, which totaled $946 million at March 31, 2019.  The transaction is subject to the satisfaction of certain closing conditions, including approval by the PUCT.  See Note 11 to Financial Statements for more information.

Matters with the PUCT —See discussion below under “Regulation and Rates – Matters with the PUCT.”

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended March 31,		%
	2019	2018	Change

Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	10,319	10,282	0.4
Commercial, industrial, small business and other	19,793	18,990	4.2
Total electric energy volumes	30,112	29,272	2.9
Reliability statistics (a)(b):
System Average Interruption Duration Index (SAIDI) (nonstorm)	82.0	97.6	(16.0)
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.2	1.5	(20.0)
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	68.2	65.0	4.9
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,639	3,572	1.9

	Three Months Ended March 31,		$
	2019	2018	Change
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$499	$507	$(8)
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	143	125	18
Billed to REPs serving Oncor distribution customers, through TCRF	85	78	7
Total transmission base revenues	228	203	25
Other miscellaneous revenues	17	16	1
Total revenues contributing to earnings	744	726	18

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	260	245	15
EECRF and other regulatory charges	12	19	(7)
Total revenues collected for pass-through expenses	272	264	8

Total operating revenues	$1,016	$990	$26

________________

(a)

SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.  The statistics presented are based on twelve months ended March 31, 2019 and 2018 data.

(b)	Excludes impacts of the Sharyland Asset Exchange (see Note 14 to Financial Statements included in our 2018 Form 10-K).

Financial Results — Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Total operating revenues increased  $26 million, or 3%, to $1.016 billion in 2019.  Revenue is billed under tariffs approved by the PUCT.

Revenues that contribute to earnings increased $18 million during the three months ended March 31, 2019.    The change reflected the following components:

•

A  Decrease in Distribution Base Revenues — Distribution base rate revenues decreased $8 million during the three months ended March 31, 2019.    Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The PUCT allows utilities to file, under certain circumstances, a DCRF case once per year and up to four rate adjustments between comprehensive base rate proceedings to recover distribution investments and certain other related costs on an interim basis.  The decrease in distribution base rate revenues primarily reflects:

o	$9 million net decrease due to weather and lower consumption, and
o	$10 million decrease due to refund of excess deferred federal income taxes beginning July 2018, partially offset by
o	$8 million increase due to growth in points of delivery, and
o	$4 million increase due to the effects of the 2018 DCRF rate increase effective September 1, 2018.

On April 8, 2019, we filed an application for approval of an updated DCRF.  We requested a $29 million increase in annual distribution revenues related to 2018 distribution investments. The anticipated effective date of new rates is September 1, 2019.  Final PUCT approval is pending.

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) increased $25 million during the three months ended March 31, 2019.  Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The increase in TCOS revenues for the three months ended March 31, 2019 compared to the 2018 period reflects an increase due to effects of TCOS updates, partially offset by the refund of excess deferred federal income taxes resulting from the TCJA of $3 million.  See TCOS Filings Table below for a listing of transmission interim rate update applications and anticipated impacts on revenues for the three months ended March 31, 2019 and 2018, as well as filings and the anticipated impact to revenues for the year ended December 31, 2019.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
49160	January 2019	April 2019	$19	$12	$7
48559	July 2018	October 2018	$21	$13	$8
48325 (TCJA)	May 2018	July 2018	$(15)	$(10)	$(5)
47988	January 2018	March 2018	$14	$9	$5

Revenues collected for pass-through expenses include the following components. While changes in these tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. These revenues increased $8 million during the three-month period ended March 31 and the change reflected:

•

An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF revenues increased $15 million during the three months ended March 31, 2019.  TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to third-party transmission service providers under their TCOS rates and the retail portion of our own TCOS rate described above.    Changes in our TCRF Third-Party revenue are to pass through an increase in third-party wholesale transmission service expense.  At March 31, 2019, $52 million was deferred as over-recovered wholesale transmission service expense (see Note 2 to Financial Statements).  PUCT rules require us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  See TCRF Filings Table below for a listing of TCRF filings impacting cash flows for the three months ended March 31, 2019 and 2018, as well as filings and the anticipated impacts to cash flows for the year ended December 31, 2019.

TCRF Filings Table

			Billing Impact
			for Period Effective
Docket No.	Filed	Effective	Increase (Decrease)
48930	November 2018	March 2019 – August 2019	$(121)
48408	May 2018	September 2018 - February 2019	$110
47824	December 2017	March 2018 - August 2018	$(52)
46957	March 2017	December 2017 - February 2018	$(28)

•

A Net Decrease in EECRF and Other Regulatory Surcharges — EECRF and other regulatory surcharge revenues decreased by $7 million during the three months ended March 31, 2019.  The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and refund or recover any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.   The net decrease includes an $8 million reduction due to cessation of certain rate case expense and remand surcharges, partially offset by a $1 million increase in energy efficiency cost recovery.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the three months ended March 31, 2019 and 2018, as well as filings that will impact revenues for the year ended December 31, 2019.

EECRF Filings Table

Docket No.	Filed	Effective	Average Monthly Charge per Residential Customer (a)	Program Costs	Performance Bonus	Under-/ (Over)- Recovery
48421	June 2018	March 2019	$0.91	$50	$7	$-
47235	June 2017	March 2018	$0.91	$50	$12	$(6)
46013	June 2016	March 2017	$0.94	$49	$10	$(4)

__________

(a)	Monthly charges are for a residential customer using an assumed 1,200 kWh.

Wholesale transmission service expense increased $15 million, or 6%, to $260 million in 2019 due to higher fees paid to third-party transmission entities.

Operation and maintenance expense increased $2 million, or 1%, to $221 million in 2019.  Operation and maintenance expense increased primarily due to higher vegetation management costs of $4 million.

Depreciation and amortization increased $6 million to $172 million in 2019.  The increase is primarily attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes totaled $22 million (including a $3 million benefit related to nonoperating income) in 2019 compared to $26 million (including a $7 million benefit related to nonoperating income) in 2018.

The effective income tax rate was 15.9% and 22.6% for the 2019 and 2018 periods, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the effects of the Texas margin tax in both periods and the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA in the 2019 period.

Taxes other than income taxes decreased $3 million, or 2%, to $122 million in 2019.  The decrease is primarily due to $7 million expense in the prior period related to recovery of certain municipal franchise fees as part of the 2017 rate review, partially offset by current period increases of $2 million in local franchise taxes and $2 million in property taxes.

Other income and (deductions) - net was $15 million favorable in 2019 compared to 2018.  The variance is primarily due to Sempra acquisition related costs reflected in the prior period.  See Note 10 to Financial Statements for more information.

Interest expense and related charges was $86 million and $88 million for 2019 and 2018, respectively.  The current period includes a $6 million decrease attributable to lower average interest rates, partially offset by

 $4 million increase due to higher average borrowings.

Net income was $27 million higher than the prior period, primarily driven by the net impact of TCOS updates on the current period and Sempra acquisition related costs reflected in the prior period.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Cash provided by operating activities totaled $186 million and $335 million in 2019 and 2018, respectively. The $149 million decrease is primarily the result of a $72 million decrease in transmission and distribution receipts,  an increase in payments to third party transmission providers of $28 million and a $19 million tax refund received in the prior period.  These items were partially offset by a decrease in employee benefit plan funding of $23 million.

Cash provided by financing activities totaled $327 million and $125 million in 2019 and 2018, respectively.  The $202 million increase is primarily driven by an increase in short-term borrowing of $203 million.

Cash used in investing activities, which consist primarily of capital expenditures, totaled $511 million and $445 million in 2019 and 2018, respectively.  Both the 2019 and 2018 activity primarily reflects capital expenditures for transmission and distribution facilities to serve new customers and infrastructure capital maintenance spending.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $20 million and $30 million more than the amounts reported in the statements of consolidated income in the three months ended March 31, 2019 and 2018, respectively.  The differences result from certain regulatory asset amortization reported in operation and maintenance expense and taxes other than income taxes.

Available Liquidity/CP Program/Credit Facility/Term Loan Credit Agreement

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, has been our ability to borrow under our Credit Facility, which also supports our CP Program.  Because the CP Program is supported by the Credit Facility, commercial paper outstanding is a reduction to the available borrowing capacity.  Cash and cash equivalents totaled $5 million and $3 million at March 31, 2019 and December 31, 2018, respectively.  Considering commercial paper and letters of credit outstanding, available liquidity (cash and available Credit Facility capacity) at March 31, 2019 totaled $854 million, reflecting a decrease of $327 million from December 31, 2018 primarily due to capital spending.

CP Program — As we discuss in Note 4 to Financial Statements, in March 2018 we established the CP Program, under which we may issue unsecured commercial paper notes (Notes) on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion.  A national bank acts as the issuing and paying agent under the CP Program pursuant to the terms of an issuing and paying agent agreement.  Under the CP Program, we issue Notes from time to time, and the proceeds of the Notes are used for short-term financing of our business operations.  At March 31, 2019, we had $1.141 billion of Notes outstanding under the CP Program.

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

Credit Facility — At March 31, 2019, we had a $2.0 billion unsecured Credit Facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for commercial paper issuances that we entered into on November 17, 2017 with a five-year term expiring in November 2022.  We have the option of requesting up to two one-year extensions and an option to request an increase in our borrowing capacity of $400 million, in increments of not less than $100 million, provided certain conditions are met, including lender approvals.  Borrowings are classified as short-term on the balance sheet.  At March 31, 2019, we had no outstanding borrowings under the Credit Facility.

Because the CP Program is supported by the Credit Facility, commercial paper outstanding reduces the available borrowing capacity.  Considering the commercial paper outstanding and the limitations described below, available borrowing capacity under the Credit Facility totaled $849 million and $1.178 billion at March 31, 2019 and December 31, 2018, respectively.

The Credit Facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries.  The Credit Facility also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At March 31, 2019, we were in compliance with this covenant and all other covenants in the Credit Facility.  See “Credit Rating Provisions, Covenants and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.

Under the terms of the Credit Facility, the commitments of the lenders to make loans to us are several and not joint.  Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

Term Loan Credit Agreement —  On December 10, 2018, we entered into an unsecured term loan credit agreement in an aggregate principal amount of $350 million.  We used the proceeds (net of the fees and expenses) for general corporate purposes, including to repay notes under our CP Program.  The term loan credit agreement has a 12-month term maturing on December 9, 2019, and may be extended at our option up to an additional six months.

At March 31, 2019, we had outstanding borrowings of $350 million under the term loan credit agreement bearing interest at a rate per annum of 3.44%.  Loans under the term loan credit agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.55%, until December 9, 2019, and LIBOR plus 0.60% on or after December 10, 2019, or (ii) an alternate base rate (the highest of (1) the prime rate of Mizuho, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1.00%).

The term loan credit agreement contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things, incurring additional liens, entering into mergers and consolidations, and sales of substantial assets.  The term loan credit agreement also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At March 31, 2019, we were in compliance with this covenant and all other covenants in the term loan credit agreement.  See “Credit Rating Provisions, Covenants and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.

Regulatory Capital Structure — We have committed to the PUCT to maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently 57.5% debt to 42.5% equity.  Our actual regulatory capitalization ratio was 56.7% debt to 43.3% equity at March 31, 2019. See Note 7 to Financial Statements for discussion of the regulatory capitalization ratio.  Our ability to incur additional long-term debt is limited by our regulatory capital structure, as we are able to issue future long-term debt only to the extent that we are in compliance therewith.

Liquidity Needs, Including Capital Expenditures — Our board of directors, which annually approves capital expenditure estimates for the following year, has approved capital expenditures totaling $2.0 billion in 2019.    Management currently expects to recommend to our board of directors capital expenditures of $2.1 billion to $2.2 billion in each of the years 2020 through 2023, based on the long-term plan presented to our board of directors (which amounts exclude anticipated impacts from the pending InfraREIT Acquisition).   These capital expenditures are expected to be used for investment in transmission and distribution infrastructure.

We expect cash flows from operations, combined with cash available under the CP Program and Credit Facility, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.  Should additional liquidity or capital requirements arise, we may need to access capital markets, generate equity capital or preserve equity through reductions or suspension of distributions to members.  In addition, we may also consider new debt issuances, repurchases, exchange offers and other transactions in order to refinance or manage our long-term debt.  The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be recoverable through rates.

We continuously evaluate opportunities to make selective strategic acquisitions involving regulated assets. Additional equity or debt capital may be required to complete any acquisition, including the pending InfraREIT Acquisition.  In addition, any acquisition may be structured in such a manner that would result in the assumption of secured or unsecured debt and other liabilities. The pending InfraREIT Acquisition would include InfraREIT’s outstanding debt, which totaled $946 million at March 31, 2019.  Such debt includes revolving credit and term loans that can be refinanced or prepaid without penalty (except for customary LIBOR breakage costs) and secured notes (with a weighted average interest rate of 4.52% at March 31, 2019 and maturity dates in 2020, 2025, 2026, 2029 and 2030), which can also be refinanced or prepaid except that in certain circumstances the terms of such secured notes would require customary make-whole payments in connection with such prepayments or refinancings unless waived. In connection with the InfraREIT Acquisition, we have entered into note purchase agreements with certain of the holders of the secured notes.  Pursuant to the note purchase agreements, holders of approximately $350.85 million in aggregate principal amount of the secured notes have agreed to exchange their existing secured notes issued by an InfraREIT subsidiary for new secured notes bearing the same interest rates and maturing on the same maturity dates issued by us after the closing of the InfraREIT Acquisition.  The pending InfraREIT Acquisition requires PUCT approval and the satisfaction of other closing conditions.  For more information on the pending InfraREIT Acquisition, see Note 11 to Financial Statements.

Distributions — On May 1, 2019, our board of directors declared a cash distribution of $71 million, which was paid to our members on May 2, 2019.  See Note 7 to Financial Statements for a discussion of distribution restrictions.

Contributions — On  April 30,  2019, our members made capital contributions of $70 million.

Pension and OPEB Plan Funding — Our funding for the pension plans and Oncor OPEB Plans in the calendar year 2019 is expected to total $41 million and $35 million, respectively.  In the three months ended March 31, 2019, we made cash contributions to the pension plans and the Oncor OPEB Plans of $1 million and $9 million, respectively.

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

Presented below are the credit ratings assigned for our debt securities at May 7, 2019.

	Senior Secured	Commercial Paper
S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — The Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the Credit Facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus a spread ranging from 0.875% to 1.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Based on the ratings assigned to our senior secured debt securities at May 7, 2019, our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.00%.  A decline in credit ratings would increase the cost of borrowings under the Credit Facility and likely increase the cost of our CP Program and any other debt issuances and additional credit facilities.  The CP Program requires prompt notice to the dealer of any notice of intended or potential downgrade of our credit ratings.

Material Financial Covenants — Our Credit Facility and term loan credit agreement contain a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the Credit Facility (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP).  Capitalization is calculated as membership interests determined in accordance with GAAP plus indebtedness described above.  At March 31, 2019, we were in compliance with this covenant and all other covenants under the Credit Facility and term loan credit agreement.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under the Credit Facility and our term loan credit agreement, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged within 60 days may cause the maturity of outstanding balances under those facilities to be accelerated.

Under the Deed of Trust, an event of default under our indentures would permit the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Guarantees — At March 31, 2019, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2019, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

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

Matters with the PUCT

InfraREIT Acquisition Approval (PUCT Docket No. 48929)  — On November 30, 2018, Oncor, SU, SDTS and Sempra filed a single, integrated joint application for regulatory approvals requesting PUCT approval of the transactions contemplated by the InfraREIT Acquisition, the SDTS-SU Asset Exchange and the Sempra-SU Transaction. On April 5, 2019, the joint applicants, together with most of the parties to the proceeding, filed a  stipulation of settlement with the PUCT. A revised settlement stipulation was filed April 9, 2019, and all of the parties to the proceeding are either party to the settlement or have indicated that they are unopposed. The settlement stipulation is subject to PUCT review and approval. The PUCT approval period for the joint application expires on May 29, 2019,  although the PUCT may extend that period for up to 60 days at its option.  The parties filed a proposed order memorializing the settlement stipulation on April 17, 2019 and PUCT Commission Advising Staff filed a draft order on May 3, 2019.  Certain of the joint applicants filed a response to the draft order on May 6, 2019.   The agenda for the PUCT open meeting to be held on May 9, 2019 lists Docket No. 48929 as an agenda item for discussion and possible action.

The settlement stipulation asks the PUCT to approve the transactions and notes that the parties believe it to be in the public interest. The stipulation also sets forth certain requirements, commitments and agreements of the parties with respect to future activities following closing, including that Oncor will provide merger savings rate credits to rate payers in an aggregate amount of $5 million in each of the years 2019, 2020 and 2021. As part of the settlement stipulation, the parties to the SDTS-SU Asset Exchange have also agreed not to enter into the future development agreement that is required under that agreement. The settlement stipulation also provides that instead of the operation and maintenance services originally contemplated by the SDTS-SU Asset Exchange, Oncor will only provide operation services to SU with respect to the SU assets in south Texas. These services will be provided by us to SU at cost without a markup or profit.

DCRF (PUCT Docket No. 49427  — On April 8, 2019,  we filed with the PUCT, as well as with cities with original jurisdiction over our rates, an application for approval of an updated DCRF.  The DCRF allows us to recover, primarily through our tariff for retail delivery service, certain costs related to our distribution investments.  In our DCRF application, we requested a $29 million increase in annual distribution revenues related to 2018 distribution investments.  The anticipated effective date of new rates is September 1, 2019.  Final PUCT approval is pending.

For information regarding PUCT dockets relating to TCJA impacts, see Note 2 to Financial Statements - Regulatory Status of the TCJA.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions.  Such actions or changes could significantly alter our financial position, results of operations or cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  All of our long-term debt  (except for the $350 million term loan credit agreement) at March 31, 2019 and December 31, 2018 carried fixed interest rates. The term loan credit agreement contains terms pursuant to which the interest rate charged can vary, at our option, depending on the selected interest period.

The Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the CP Program may bear interest on a fixed rate or floating rate basis and will vary based on market conditions at the time of borrowings. For information on our interest rates charged under the CP Program and Credit Facility, see Note 6 to Financial Statements in our 2018 Form 10-K.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Form 10-K and is therefore not presented herein.

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

Our exposure to credit risk associated with trade accounts receivable from nonaffiliates totaled $596 million at March 31, 2019.  The nonaffiliated receivable balance is before the allowance for uncollectible accounts, which totaled $4 million at March 31, 2019.  The nonaffiliated exposure includes trade accounts receivable from REPs totaling $449 million, which are almost entirely noninvestment grade.  At March 31, 2019, REP subsidiaries of our two largest customers represented approximately 14% and 12% of the trade receivable balance, respectively.  No other parties represented 10% or more of the nonaffiliated total trade accounts receivable balance.  We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates was zero at both March 31, 2019 and December 31, 2018.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.”  All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements.  Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Form 10-K, “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the U.S. Congress, the President of the U.S., the Texas Legislature, the Governor of Texas, the FERC, the PUCT, the North American Electric Reliability Corporation, the Texas RE, the U.S. Environmental Protection Agency, and the Texas Commission on Environmental Quality, with respect to:

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

In addition, such forward-looking statements include, but are not limited to, statements about the timing of the anticipated transaction contemplated by the InfraREIT Acquisition, and any of the applicable parties’ post-acquisition plans and intentions, and other statements that are not historical facts. The following important factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements:

•	the satisfaction of conditions to closing the definitive agreement for the InfraREIT Acquisition;
•	obtaining required regulatory approvals that may delay the InfraREIT Acquisition or result in the imposition of conditions that could cause the parties to abandon the transaction or be onerous to us;
•	the expected timing to consummate the proposed InfraREIT Acquisition;
•	the risk that the businesses will not be integrated successfully;
•	the risk that any potential cost savings and any other potential synergies from the InfraREIT Acquisition may not be fully realized or may take longer to realize than expected; and
•	the diversion of management time and attention to issues related to the InfraREIT Acquisition.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Reference is made to the discussion in Notes 2 and 6 to Financial Statements regarding regulatory and legal proceedings.

ITEM 1A.   RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control.  In addition to the other information set forth in this report, including “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in “Part I, Item 1A.  Risk Factors” in our 2018 Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in such reports are not the only risks we face.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed*	As
	With File Number	Exhibit

(10)	Material Contracts.
Management Contracts; Compensatory Plans, Contracts and Arrangements
10(a)	333-100240 Form 8-K (filed February 19, 2019)	10(a)	—	Oncor Electric Delivery Company LLC Sixth Amended and Restated Executive Annual Incentive Plan
10(b)	333-100240 Form 8-K (filed February 19, 2019)	10(b)	—	Oncor Electric Delivery Company LLC Form of Long-Term Incentive Plan Award Agreement for performance periods beginning on or after January 1, 2019
10(c)	333-100240 Form 10-K (filed February 26, 2019)	10(aa)	—	Contract for Services, dated as of February 21, 2019, by and between Oncor Electric Delivery Company LLC and David M. Davis.

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31(a)			—	Certification of E. Allen Nye, Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.

32(a)			—	Certification of E. Allen Nye, Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:  May 7, 2019