Form 10-Q
period 2019-06-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2019-08-02
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

As of August 2, 2019, 80.25% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Sempra Energy, and 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC.  None of the membership interests are publicly traded.

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

InfraREIT

InfraREIT, Inc., which was merged with and into a wholly-owned subsidiary of Oncor on May 16, 2019 in the InfraREIT Acquisition, with the surviving entity being a wholly-owned subsidiary of Oncor renamed Oncor NTU Holdings Company LLC.

InfraREIT Acquisition

Refers to Oncor’s acquisition of all of the equity interests of InfraREIT and InfraREIT Partners on May 16, 2019 pursuant to the transactions contemplated by the InfraREIT Merger Agreement and the SDTS-SU Asset Exchange.

InfraREIT Merger Agreement

Refers to the Agreement and Plan of Merger, dated as of October 18, 2018, among Oncor, 1912 Merger Sub LLC (a wholly-owned subsidiary of Oncor), Oncor T&D Partners, LP (a wholly-owned indirect subsidiary of Oncor), InfraREIT and InfraREIT Partners, which was completed on May 16, 2019.

InfraREIT Partners	InfraREIT Partners, LP, a subsidiary of InfraREIT which, as a result of the InfraREIT Acquisition, became an indirect wholly-owned subsidiary of Oncor and was renamed Oncor NTU Partnership LP.
kWh	kilowatt-hours
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
Moody’s	Moody’s Investors Service, Inc. (a credit rating agency)
NTU	Oncor Electric Delivery Company NTU LLC (formerly SDTS until the closing of the InfraREIT Acquisition), a wholly-owned indirect subsidiary of Oncor.
Oncor	Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of STIH and the direct majority owner (80.25% equity interest) of Oncor
Oncor OPEB Plans

Refers to plans sponsored by Oncor that offer certain postretirement health care and life insurance benefits to eligible current and former Oncor employees, certain eligible current and former EFH Corp. and Vistra employees, and their eligible dependents.

Oncor Retirement Plan	Refers to a defined benefit pension plan sponsored by Oncor.
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor and Oncor’s direct and indirect subsidiaries.
OPEB	other postretirement employee benefits
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act
REP	retail electric provider
ROU	Right-of-use
S&P	S&P Global Ratings, a division of S&P Global Inc. (a credit rating agency)

SDTS	Sharyland Distribution & Transmission Services, L.L.C., an indirect subsidiary of InfraREIT, which was renamed Oncor Electric Delivery Company NTU LLC in connection with the InfraREIT Acquisition
SDTS-SU Asset Exchange

Refers to the transactions contemplated by the Agreement and Plan of Merger, dated as of October 18, 2018, by and among SU, SDTS and Oncor pursuant to which SU and SDTS exchanged certain assets as a condition to the closing of the transactions contemplated by the InfraREIT Merger Agreement.

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

Sempra-Sharyland Transaction	Refers to Sempra’s May 16, 2019 acquisition of a 50-percent interest in Sharyland Holdings.
Sharyland	Refers to Sharyland Utilities, L.L.C. (formerly SU), a subsidiary of Sharyland Holdings.
Sharyland Holdings

Refers to Sharyland Holdings, L.P., an entity in which Sempra acquired a 50-percent interest on May 16, 2019 in connection with the InfraREIT Acquisition. Sharyland Holdings is the parent of Sharyland.

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
STIH

Refers to Sempra Texas Intermediate Holding Company LLC, a Delaware limited liability company (formerly EFIH prior to the closing of the Sempra Acquisition) and the sole member of Oncor Holdings following the Sempra Acquisition.

SU	Refers to Sharyland Utilities, L.P., which was converted into Sharyland on May 16, 2019
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

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(millions of dollars)
Operating revenues (Note 3)	$1,041	$1,021	$2,057	$2,011
Operating expenses:
Wholesale transmission service	254	238	514	483
Operation and maintenance	204	203	425	422
Depreciation and amortization	178	168	350	334
Provision in lieu of income taxes (Note 9)	31	47	56	80
Taxes other than amounts related to income taxes	121	121	243	246
Total operating expenses	788	777	1,588	1,565
Operating income	253	244	469	446
Other deductions and (income) - net (Note 10)	25	18	42	50
Nonoperating benefit in lieu of income taxes	(4)	(4)	(7)	(11)
Interest expense and related charges (Note 10)	93	87	179	175
Net income	$139	$143	$255	$232

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(millions of dollars)
Net income	$139	$143	$255	$232
Other comprehensive income (loss):
Net effects of cash flow hedges (net of tax) (Note 1)	-	-	(3)	-
Defined benefit pension plans (net of tax)	3	1	3	2
Total other comprehensive income (loss)	3	1	-	2
Comprehensive income	$142	$144	$255	$234

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(millions of dollars)
Cash flows — operating activities:
Net income	$255	$232
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	391	393
Provision in lieu of deferred income taxes	13	26
Other – net	(3)	(1)
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 2)	(108)	45
Other operating assets and liabilities	(193)	(145)
Cash provided by operating activities	355	550
Cash flows — financing activities:
Issuances of long-term debt (Note 5)	1,300	-
Repayment of long-term debt (Note 5)	(738)	(144)
Proceeds of business acquisition bridge loan (Note 4)	600	-
Repayment of business acquisition bridge loan (Note 4)	(600)	-
Payment of acquired entity credit facilities (Note 4)	(114)	-
Change in short-term borrowings (Note 4)	260	346
Capital contributions from members (Note 7)	1,470	144
Distributions to members (Note 7)	(142)	-
Debt discount, premium, financing and reacquisition costs – net	(29)	-
Cash provided by financing activities	2,007	346
Cash flows — investing activities:
Capital expenditures	(1,047)	(926)
Business acquisition (Note 11)	(1,328)	-
Other – net	17	10
Cash used in investing activities	(2,358)	(916)
Net change in cash and cash equivalents	4	(20)
Cash and cash equivalents — beginning balance	3	21
Cash and cash equivalents — ending balance	$7	$1

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At June 30,	At December 31,
	2019	2018
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$7	$3
Trade accounts receivable – net (Note 10)	652	559
Amounts receivable from members related to income taxes (Note 9)	3	-
Materials and supplies inventories — at average cost	136	116
Prepayments and other current assets	100	94
Total current assets	898	772
Investments and other property (Note 10)	122	120
Property, plant and equipment – net (Note 10)	18,631	16,090
Goodwill (Note 1)	4,751	4,064
Regulatory assets (Note 2)	1,775	1,691
Operating lease ROU and other assets (Note 6)	106	15
Total assets	$26,283	$22,752
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 4)	$1,073	$813
Long-term debt due currently (Note 5)	361	600
Trade accounts payable	370	300
Amounts payable to members related to income taxes (Note 9)	13	26
Accrued taxes other than amounts related to income	131	199
Accrued interest	78	68
Operating lease and other current liabilities (Note 6)	225	209
Total current liabilities	2,251	2,215
Long-term debt, less amounts due currently (Note 5)	7,470	5,835
Liability in lieu of deferred income taxes (Note 9)	1,747	1,602
Regulatory liabilities (Note 2)	2,756	2,697
Employee benefit, operating lease and other obligations (Notes 6, 8 and 10)	2,013	1,943
Total liabilities	16,237	14,292
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account ― number of units outstanding 2019 and 2018 – 635,000,000	10,210	8,624
Accumulated other comprehensive loss	(164)	(164)
Total membership interests	10,046	8,460
Total liabilities and membership interests	$26,283	$22,752

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to “we,” “our,” “us” and “the company” are to Oncor and/or its subsidiaries.  See “Glossary” for definition of terms and abbreviations.

We are a regulated electricity transmission and distribution company primarily engaged in providing delivery services to REPs that sell power in the north-central, eastern,  western and panhandle regions of Texas.  We are a direct, majority-owned subsidiary of Oncor Holdings, which is indirectly wholly owned by Sempra.  Oncor Holdings owns 80.25% of our membership interests and Texas Transmission owns 19.75% of our membership interests.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

Our consolidated financial statements include the results of our wholly-owned indirect subsidiary NTU, which is a regulated utility that provides electricity transmission delivery service in the north-central,  western and  panhandle regions of Texas. We acquired NTU as part of the InfraREIT Acquisition that closed on May 16, 2019.

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

Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the 2018 Form 10-K.  In the opinion of Oncor management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been made.  We have evaluated all subsequent events through the date the financial statements were issued.  All appropriate intercompany items and transactions have been eliminated in consolidation.  The results of operations for an interim period may not give a true indication of results for a full year due to seasonality (see Note 13 to Financial Statements in our 2018 Form 10-K for additional information regarding quarterly results of operations).  Our consolidated financial statements have been prepared in accordance with GAAP governing rate-regulated operations.  All dollar amounts in the financial statements and tables in the notes are stated in millions of U.S. dollars unless otherwise indicated.

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

Goodwill

We discuss goodwill in Note 1 to Financial Statements in our 2018 Form 10-K.  The increase in goodwill from $4,064 million at December 31, 2018 to $4,751 million at June 30, 2019 is due to the InfraREIT Acquisition. See Note 11 for more information on the InfraREIT Acquisition.

Changes in Accounting Standards

Topic 842, “Leases” – In February 2016, the FASB issued ASU 2016-02 which created FASB Topic 842, Leases (Topic 842).  Topic 842 amends previous GAAP to require the balance sheet recognition of substantially all lease assets and liabilities, including operating leases.  Operating lease liabilities are not classified as debt for GAAP purposes under Topic 842 and are not treated as debt for our regulatory purposes.  All of Oncor’s existing leases meet the definition of an operating lease.  Under the new rules, the recognition of any finance leases (previously known as capital leases) on the balance sheet are classified as debt for both GAAP and regulatory capital structure purposes (see Note 7 for details) similar to the previous capital lease treatment.

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

Topic 220, “Income Statement—Reporting Comprehensive Income” amended by ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” – In February 2018, the FASB issued ASU 2018-02, an amendment to Topic 220.  Under ASU 2018-02, an entity is required to provide certain disclosures regarding stranded tax effects, including its accounting policy related to releasing the income tax effects from accumulated other comprehensive income (AOCI).  We elected to reclassify stranded tax effects resulting from the TCJA from AOCI to capital accounts.  Our stranded tax effects in AOCI, which are related to previous interest rate cash flow hedges, were $4 million and increased our capital account upon reclassification.  We adopted the standard on a prospective basis January 1, 2019.

2.    REGULATORY MATTERS

Regulatory Assets and Liabilities

Recognition of regulatory assets and liabilities and the periods over which they are to be recovered or refunded through rate regulation reflect the decisions of the PUCT.   Components of our regulatory assets and liabilities and their remaining recovery periods as of June 30, 2019 are provided in the table below.  Amounts not currently earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period
	At June 30, 2019	At June 30, 2019	At December 31, 2018
Regulatory assets:
Employee retirement liability (a)(b)(c)	To be determined	$631	$648
Employee retirement costs being amortized	8 years	279	297
Employee retirement costs incurred since the last rate review period (b)	To be determined	76	73
Self-insurance reserve (primarily storm recovery costs) being amortized	8 years	330	351
Self-insurance reserve incurred since the last rate review period (primarily storm related) (b)	To be determined	152	59
Securities reacquisition costs	Lives of related debt	32	10
Deferred conventional meter and metering facilities depreciation	1 year	26	36
Under-recovered AMS costs	8 years	174	185
Energy efficiency performance bonus (a)	1 year or less	3	7
Under-recovered wholesale transmission service expense (a)	1 year or less	32	-
Other regulatory assets	Various	40	25
Total regulatory assets		1,775	1,691

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,134	1,023
Excess deferred taxes	Primarily over lives of related assets	1,608	1,571
Over-recovered wholesale transmission service expense (a)	1 year or less	-	89
Other regulatory liabilities	Various	14	14
Total regulatory liabilities		2,756	2,697
Net regulatory assets (liabilities)		$(981)	$(1,006)

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(c)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

InfraREIT Acquisition Approval (PUCT Docket No. 48929)

On May 9, 2019, the PUCT issued a final order in Docket No. 48929 approving the transactions contemplated by the InfraREIT Acquisition, including the SDTS-SU Asset Exchange, and the Sempra-Sharyland Transaction. For more information on these transactions, see Note 11.

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

The settlement rates were implemented on an interim basis during 2018 and were approved by the PUCT on April 4, 2019.  These rates include the refund of the unprotected portion of excess deferred federal income taxes over a ten-year period and the protected portion over the lives of the related assets.

Docket No. 49160

During 2018, interim TCOS rates included refunds of excess deferred federal income taxes that were lower than the amount approved by the PUCT. We proposed refunding the related $9 million regulatory liability balance at March 31, 2019 over a one-month period as part of our Docket No. 49160 interim TCOS update filed in January 2019.  This TCOS filing was approved by the PUCT on April 26, 2019 and a total refund of $9 million was made in April and May of 2019.

DCRF (PUCT Docket No. 49427)

On April 8, 2019, we filed with the PUCT, as well as with cities with original jurisdiction over our rates, an application for approval of an updated DCRF.  The DCRF allows us to recover, primarily through our tariff for retail delivery service, certain costs related to our distribution investments.  In our DCRF application, we requested a $29 million increase in annual distribution revenues related to 2018 distribution investments.  On May 30, 2019, a stipulated settlement agreement among the parties to the proceeding was reached that included a $25 million increase in annual distribution revenues, and, on June 10, 2019, interim rates based on the stipulated settlement agreement were authorized to begin on September 1, 2019.  The stipulated settlement agreement and interim rates are pending final PUCT approval.

AMS Final Reconciliation (PUCT Docket No. 49721)

On July 9, 2019, we filed a request with the PUCT for a final reconciliation of our AMS costs.  Effective with the implementation of rates pursuant to the Docket No. 46957 rate review, we ceased recovering AMS charges through a surcharge on November 26, 2017, and AMS costs are now being recovered through base rates.  We made the following requests in our AMS reconciliation filing:

•	a reconciliation of all costs incurred with the $87 million of revenues collected during the final period of the AMS surcharge from January 1, 2017 to November 26, 2017,

•

a final PUCT determination of the net operating cost savings of $16 million from the final period of our AMS deployment that were used to reduce the amount of costs that were ultimately recovered through our AMS surcharge,

•	authorization to add the under-recovery of the 2017 AMS costs from this reconciliation proceeding of $6 million to the existing AMS regulatory asset currently being recovered through base rates, and
•

authorization to establish a regulatory asset to capture the costs associated with this reconciliation proceeding (if approved, Oncor would seek recovery of that regulatory asset in a future Oncor rate case).

We cannot predict the outcome of the proceeding at this time.

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

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$497	$529	$996	$1,036
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	168	141	312	266
Billed to REPs serving Oncor distribution customers, through TCRF	93	79	177	157
Total transmission base revenues	261	220	489	423
Other miscellaneous revenues	19	16	35	31
Total revenues contributing to earnings	777	765	1,520	1,490

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	254	238	514	483
EECRF and other regulatory charges	10	18	23	38
Revenues collected for pass-through expenses	264	256	537	521

Total operating revenues	$1,041	$1,021	$2,057	$2,011

Customers

Our distribution customers consist of approximately 90 REPs and certain electric cooperatives in our certificated service area.  The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.  Our transmission base revenues are collected from load serving entities benefiting from our transmission system.  Our transmission customers consist of municipalities, electric cooperatives and other distribution companies.  REP subsidiaries of our two largest counterparties represented 18% and 15% of our total operating revenues for the three months ended June 30, 2019, and 21% and 15% of our total operating revenues for the six months ended June 30, 2019.  No other customer represented more than 10% of our total operating revenues.

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

4.    SHORT-TERM BORROWINGS

At June 30, 2019 and December 31, 2018, outstanding short-term borrowings under our CP Program and Credit Facility consisted of the following:

	At June 30,	At December 31,
	2019	2018
Total borrowing capacity	$2,000	$2,000
Commercial paper outstanding (a)	(1,073)	(813)
Credit facility outstanding (b)	-	-
Letters of credit outstanding (c)	(10)	(9)
Available unused credit	$917	$1,178

____________

a)	The weighted average interest rates for commercial paper at June 30, 2019 and December 31, 2018 were 2.70% and 2.74%, respectively.
b)	At June 30, 2019, the applicable interest rate for any outstanding borrowings would have been LIBOR plus 1.00%
c)	The interest rate on outstanding letters of credit at both June 30, 2019 and December 31, 2018 was 1.20% based on our credit ratings.

CP Program

In March 2018, we established the CP Program, under which we may issue unsecured commercial paper notes (CP Notes) on a private placement basis up to a maximum aggregate face or principal amount outstanding at any time of $2.0 billion.  The proceeds of CP Notes issued under the CP Program are used for working capital and general corporate purposes. The CP Program obtains liquidity support from our Credit Facility, which is discussed below.  If at any time funds are not available on favorable terms under the CP Program, we may utilize the Credit Facility for funding.

Credit Facility

At June 30, 2019, we had a $2.0 billion unsecured revolving Credit Facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for commercial paper issuances.  We may request increases in our borrowing capacity in increments of not less than $100 million, not to exceed $400 million in the aggregate provided certain conditions are met, including lender approvals. The Credit Facility’s five-year term expires in November 2022 and gives us the option of requesting up to two one-year extensions, with such extensions subject to certain conditions and lender approvals.  Borrowings are classified as short-term on the balance sheet.

May 2019 Term Loan Credit Agreement

On May 9, 2019, we entered into a short-term unsecured term loan credit agreement (Bridge Loan) in an aggregate principal amount of up to $600 million in connection with the InfraREIT Acquisition.  The Bridge Loan had a six-month term.  Borrowings under the Bridge Loan could only be used to finance the repayment of indebtedness of InfraREIT or its affiliates and to pay expenses and fees related to the InfraREIT Acquisition. A fee was payable to the lenders under the Bridge Loan in an amount equal to 0.075% per annum on the average daily undrawn amount of the commitments.

The Bridge Loan contained customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things, incurring additional liens, entering into mergers and consolidations, and sales of substantial assets.  The Bridge Loan also contained a senior debt-to-capitalization ratio covenant that effectively limited our ability to incur indebtedness in the future.

On May 15, 2019, we borrowed $600 million under the Bridge Loan to pay, at closing of the InfraREIT Acquisition, all amounts outstanding under SDTS’s term loan, all amounts outstanding under the revolving credit facilities of SDTS and InfraREIT Partners, and amounts owed to discharge certain outstanding notes of SDTS. The borrowing under the Bridge Loan bore interest at a per annum rate equal to LIBOR plus 0.65%. The Bridge Loan was repaid in full in May 2019 with the proceeds from our May 23, 2019 senior secured notes issuance (discussed in Note 5 below) and as a result the agreement is no longer in effect.

InfraREIT Short-Term Debt Repayments in Connection with InfraREIT Acquisition

In connection with the closing of the InfraREIT Acquisition, on May 16, 2019, the credit facilities of InfraREIT and its subsidiaries were terminated and borrowings totaling $114 million were repaid in full by Oncor.  For more information on the extinguishment of InfraREIT debt in connection with the InfraREIT Acquisition, see Notes 5 and 11.

5.    LONG-TERM DEBT

Our senior notes are secured by a first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.  At June 30, 2019 and December 31, 2018, our long-term debt consisted of the following:

	June 30,	December 31,
	2019	2018
Fixed Rate Secured:
2.15% Senior Notes due June 1, 2019	$-	$250
5.75% Senior Notes due September 30, 2020	126	126
8.50% Senior Notes, Series C, due December 30, 2020	14	-
4.10% Senior Notes, due June 1, 2022	400	400
7.00% Debentures due September 1, 2022	482	482
2.75% Senior Notes due June 1, 2024	500	-
2.95% Senior Notes due April 1, 2025	350	350
3.86% Senior Notes, Series A, due December 3, 2025	174	-
3.86% Senior Notes, Series B, due January 14, 2026	38	-
3.70% Senior Notes due November 15, 2028	650	350
5.75% Senior Notes due March 15, 2029	318	318
7.25% Senior Notes, Series B, due December 30, 2029	38	-
6.47% Senior Notes, Series A, due September 30, 2030	87	-
7.00% Senior Notes due May 1, 2032	500	500
7.25% Senior Notes due January 15, 2033	350	350
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	500	500
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes, due June 1, 2049	500	-
Secured long-term debt	7,527	6,126
Unsecured:
Term loan credit agreement maturing December 9, 2019	350	350
Total long-term debt	7,877	6,476
Unamortized discount and debt issuance costs	(46)	(41)
Less amount due currently	(361)	(600)
Long-term debt, less amounts due currently	$7,470	$5,835

Long-Term Debt-Related Activity in 2019

Debt Repayments

Repayments of long-term debt in the six months ended June 30, 2019 included $250 million aggregate principal amount of our 2.15% senior secured notes due June 1, 2019 and $488 million aggregate principal amount of long-term debt of InfraREIT’s subsidiaries that we paid on May 16, 2019 in connection with and immediately following the InfraREIT Acquisition.

Long-Term Debt Activity in Connection with InfraREIT Acquisition

[In connection with the closing of the InfraREIT Acquisition, on May 16, 2019, we extinguished all of the $839 million of outstanding long-term debt of InfraREIT and its subsidiaries. As part of that extinguishment, we repaid $288 million principal amount of outstanding InfraREIT subsidiary senior notes (plus $5 million in accrued interest and $19 million in make-whole fees relating to those notes) and an outstanding $200 million principal amount InfraREIT subsidiary term loan. Additionally, we issued $351 million of new Oncor secured senior notes in exchange for a like principal amount of outstanding InfraREIT subsidiary senior notes.]

We received no proceeds from the issuance of the new Oncor notes and the exchanges were accounted for as debt modifications. Following are details of the exchanges:

(i)

$87 million aggregate principal amount of newly issued Oncor 6.47% Senior Notes, Series A, due September 30, 2030 (2030 Notes), issued in exchange for a like principal amount of SDTS’s 6.47% Senior Notes due September 30, 2030,

(ii)

$38 million aggregate principal amount of newly issued Oncor 7.25% Senior Notes, Series B, due December 30, 2029 (2029 Notes), issued in exchange for a like principal amount of SDTS’s 7.25% Senior Notes due December 30, 2029,

(iii)

$14 million aggregate principal amount of newly issued Oncor 8.50% Senior Notes, Series C, due December 30, 2020 (2020 Notes), issued in exchange for a like principal amount of Transmission and Distributions Company, L.L.C.’s 8.5% Senior Notes due December 30, 2020,

(iv)

$174 million aggregate principal amount of newly issued Oncor 3.86% Senior Notes, Series A, due December 3, 2025 (2025 Notes), issued in exchange for a like principal amount of SDTS’s 3.86% Senior Notes due December 3, 2025, and

(v)

$38 million aggregate principal amount of newly issued Oncor 3.86% Senior Notes, Series B, due January 14, 2026 (2026 Notes), issued in exchange for a like principal amount of SDTS’s 3.86% Senior Notes due January 14, 2026.

The 2030 Notes, 2029 Notes and 2020 Notes were issued pursuant to a note purchase agreement (ABC Note Purchase Agreement) that we entered into on May 3, 2019. The 2025 Notes and 2026 Notes were issued pursuant to a note purchase agreement (AB Note Purchase Agreement, and together with the ABC Note Purchase Agreement, Note Purchase Agreements) that we entered into on May 6, 2019. Closing of the Note Purchase Agreements and issuance of the 2030 Notes, 2029 Notes, 2020 Notes, 2025 Notes and 2026 Notes (collectively, NPA Notes) occurred on May 16, 2019, immediately following consummation of the InfraREIT Acquisition.

Interest and the applicable principal prepayment for the 2029 Notes and 2030 Notes are payable on the 30th day of March, June, September and December of each year, and interest and the applicable principal prepayment for the 2020 Notes are payable on the 15th day of January, April, July and October of each year. Interest on the 2025 Notes is payable on June 3 and December 3 of each year, and interest on the 2026 Notes is payable on January 14 and July 14 of each year. At closing of the Note Purchase Agreements, we paid accrued and unpaid interest and certain fees with respect to the exchanged notes totaling an aggregate of $6 million.

The Note Purchase Agreements contain customary covenant restrictions and events of default. The NPA Notes are secured equally and ratably with our other secured indebtedness pursuant to the Deed of Trust. For more information on the Deed of Trust, see “Deed of Trust” below. We received no proceeds from the issuance of the NPA Notes.

Additional Long-Term Debt Issuances

On May 23, 2019, we completed a sale of $500 million aggregate principal amount of 2.75% Senior Secured Notes due 2024 (2024 Notes), $300 million aggregate principal amount of 3.70% Senior Secured Notes due 2028 (2028 Notes) and $500 million aggregate principal amount of 3.80% Senior Secured Notes due 2049 (2049 Notes and, together with the 2024 Notes and the 2028 Notes, the New Indenture Notes). The 2028 Notes constitute an additional issuance of our 3.70% Senior Secured Notes due 2028, $350 million of which we previously issued on August 10, 2018 and are currently outstanding (Outstanding Notes). The 2028 Notes were issued as part of the same series as the Outstanding Notes. Additionally, the 2028 Notes exchanged or sold in connection with the transactions contemplated by a registration rights agreement are expected to become fungible with the Outstanding Notes. We used the proceeds (net of the initial purchasers’ discount, fees, expenses and accrued interest) of $1,297 million from the sale of the New Indenture Notes for general corporate purposes, including to repay all amounts outstanding under the Bridge Loan, to repay our $250 million aggregate principal amount of 2.15% Senior Secured Notes due June 1, 2019 and to repay CP Notes, when due, under our CP Program. For more information on the Bridge Loan, see Note 4.

The New Indenture Notes were issued in a private placement and were not registered under the Securities Act of 1933.  We have agreed, subject to certain exceptions, to register with the SEC notes having substantially identical terms as the New Indenture Notes (except for provisions relating to the transfer restriction and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the New Indenture Notes.  We have agreed to use commercially reasonable efforts to cause the exchange offer to be completed within 315 days after the issue date of the New Indenture Notes.  If a registration statement for the exchange offer is not declared effective by the SEC within 270 days after the issue date of the New Indenture Notes or the exchange offer is not completed within 315 days after the issue date of the New Indenture Notes (an exchange default), then the annual interest rate on the New Indenture Notes will increase 50 basis points per annum until the earlier of the expiration of the exchange default or the second anniversary of the issue date of the New Indenture Notes.

Deed of Trust

Our secured indebtedness is secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness (excluding borrowings under the CP Program, the Credit Facility and the term loan credit agreement) with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At June 30, 2019, the amount of available bond credits was $3,232 million and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $1,790 million.

Borrowings under the CP Program, the Credit Facility,  the term loan credit agreement and, while it was outstanding, the Bridge Loan, are not secured.

Maturities

Long-term maturities (including current maturities) at June 30, 2019, are as follows:

Year	Amount
2019	$361
2020	148
2021	9
2022	891
2023	10
Thereafter	6,458
Unamortized discount and debt issuance costs	(46)
Total	$7,831

Fair Value of Long-Term Debt

At June 30, 2019 and December 31, 2018, the estimated fair value of our long-term debt (including current maturities) totaled $9,085 million and $7,086 million, respectively, and the carrying amount totaled $7,831 million and $6,435 million, respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

6.    COMMITMENTS AND CONTINGENCIES

Legal/Regulatory Proceedings

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.  See Notes 2 and 11 and Note 8 to Financial Statements in our 2018 Form 10-K for additional information regarding our regulatory and legal proceedings, respectively.

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

Lease Obligations, Lease Costs and Other Supplemental Data

The following tables summarize lease information as of and for the six months ended June 30, 2019.

At June 30,
2019
Operating Leases:
ROU assets:
Operating lease ROU assets and other	$89

Lease liabilities:
Operating lease and other current liabilities	$26
Employee benefit, operating lease and other obligations	63
Total operating lease liabilities	$89

Weighted-average remaining lease term (in years)	4
Weighted-average discount rate	3.4%

The components of lease costs and cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost:
Operating lease costs (including amounts allocated to property, plant and equipment)	$9	$19
Short-term lease costs	11	22
Total operating lease costs	$20	$41

Operating lease payments:
Cash paid for amounts included in the measurement of lease liabilities	$8	$15

The table below presents the maturity analysis of our lease liabilities and reconciliation to the present value of lease liabilities:

Year	Amount
2019 (remaining six months)	$16
2020	25
2021	22
2022	16
2023	10
Thereafter	7
Total undiscounted lease payments	96
Less imputed interest	(7)
Total future minimum lease payments	$89

Lease Disclosures Under Previous GAAP

The table below presents the future minimum lease payments under previous GAAP:

Year	Amount
2019	$29
2020	22
2021	20
2022	15
2023	8
Thereafter	5
Total future minimum lease payments	$99

7.    MEMBERSHIP INTERESTS

Cash Distributions

The PUCT order issued in the Sempra Acquisition and our limited liability company agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to be out of compliance with the PUCT’s approved debt-to-equity ratio which is currently 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of our board, a majority of the disinterested directors, or any Texas Transmission director to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment).

The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt including finance leases plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  Equity is calculated as membership interests determined in accordance with GAAP, excluding the effects of acquisition accounting from a 2007 transaction.

At June 30, 2019, we had $612 million available to distribute to our members as our regulatory capitalization ratio was 55.0% debt to 45.0% equity.

On July 30, 2019, our board of directors declared a cash distribution of $71 million, which was paid to our members on July 31, 2019.  On May 1, 2019, our board of directors declared a cash distribution of $71 million, which was paid to our members on May 2, 2019.

Cash Contributions

On July 29, 2019 our members made capital contributions of 70 million. On May 15, 2019, Sempra and certain indirect owners of Texas Transmission made capital contributions of $1,330 million to fund the cash consideration and certain expenses payable in connection with the InfraREIT Acquisition. For more information on the InfraREIT Acquisition, see Note 11. In addition, on April 30, 2019, our members made capital contributions of $70 million.

Membership Interests

The following table presents the changes to membership interests during the three months and six months ended June 30, 2019 and 2018, net of tax:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2018	$8,624	$(164)	$8,460
Net income	116	-	116
Distributions	(71)	-	(71)
Capital contributions	70	-	70
Net effects of cash flow hedges (Note 1)	4	(4)	-
Defined benefit pension plans	-	1	1
Balance at March 31, 2019	8,743	(167)	8,576
Net income	139	-	139
Distributions	(71)	-	(71)
Capital contributions	1,400	-	1,400
Net effects of cash flow hedges (Note 1)	(1)	1	-
Defined benefit pension plans	-	2	2
Balance at June 30, 2019	$10,210	$(164)	$10,046

Balance at December 31, 2017	$8,004	$(101)	$7,903
Net income	89	-	89
Defined benefit pension plans	-	1	1
Balance at March 31, 2018	8,093	(100)	7,993
Net income	143	-	143
Capital contributions	144	-	144
Defined benefit pension plans	-	1	1
Balance at June 30, 2018	$8,380	$(99)	$8,281

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the six months ended June 30, 2019 and 2018, net of tax:

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(16)	$(148)	$(164)
Defined benefit pension plans	-	3	3
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	1	-	1
Amounts reclassified from accumulated other comprehensive income (loss) to capital account (Note 1)	(4)	-	(4)
Balance at June 30, 2019	$(19)	$(145)	$(164)

Balance at December 31, 2017	$(18)	$(83)	$(101)
Defined benefit pension plans	-	2	2
Balance at June 30, 2018	$(18)	$(81)	$(99)

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

Pension and OPEB Costs

Our net costs related to pension plans and the Oncor OPEB Plans for the three and six months ended June 30, 2019 and 2018 were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Components of net allocated pension costs:
Service cost	$6	$7	$13	$14
Interest cost	32	30	64	60
Expected return on assets	(30)	(30)	(60)	(60)
Amortization of net loss	8	12	15	24
Net pension costs	16	19	32	38
Components of net OPEB costs:
Service cost	1	2	3	4
Interest cost	11	11	22	22
Expected return on assets	(2)	(2)	(4)	(4)
Amortization of prior service cost	(5)	(7)	(10)	(14)
Amortization of net loss	5	14	9	28
Net OPEB costs	10	18	20	36
Total net pension and OPEB costs	26	37	52	74
Less amounts deferred principally as property or a regulatory asset	(7)	(18)	(14)	(35)
Net amounts recognized as operation and maintenance expense or other deductions	$19	$19	$38	$39

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

Pension and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and Oncor OPEB Plans of $12 million and $18 million, respectively, during the six months ended June 30, 2019.  We expect to make additional cash contributions to the pension plans and Oncor OPEB Plans of $29 million and $17 million, respectively, during the remainder of 2019.  Our aggregate pension plans and Oncor OPEB Plans funding is expected to total approximately $538 million and $179 million, respectively, in the 2019 to 2023 period based on the latest actuarial projections.

9.   RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions.  As a result of the Sempra Acquisition, Sempra became a related party and the Sponsor Group ceased to be a related party as of March 9, 2018. In addition, as of the May 16, 2019 closing of the Sempra-Sharyland Transaction, Sharyland became a  related party.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheets consisted of the following:

	At June 30, 2019			At December 31, 2018
	STH	Texas Transmission	Total	STH	Texas Transmission	Total

Federal income taxes payable (receivable)	$(2)	$(1)	$(3)	$4	$1	$5
Texas margin taxes payable	13	-	13	21	-	21
Net payable (receivable)	$11	$(1)	$10	$25	$1	$26

Cash payments made to (received from) members related to income taxes consisted of the following:

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	STH	Texas Transmission	Total	STH	EFH Corp.	Texas Transmission	Total

Federal income taxes	$27	$6	$33	$29	$(19)	$2	$12
Texas margin taxes	20	-	20	19	-	-	19
Total payments (receipts)	$47	$6	$53	$48	$(19)	$2	$31

See Note 7 for information regarding distributions to and capital contributions from members, including an aggregate of $1,330 million in capital contributions received from members to fund the InfraREIT Acquisition and certain expenses.

•	From the May 16, 2019 InfraREIT Acquisition date through June 30, 2019, Sharyland provided wholesale transmission service to Oncor in the amount of $2 million.

10.   SUPPLEMENTARY FINANCIAL INFORMATION

Other Deductions and (Income)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Professional fees	$1	$2	$4	$4
Sempra Acquisition related costs	-	-	-	16
InfraREIT Acquisition related costs	7	-	9	-
Recoverable pension and OPEB - non-service costs	14	13	28	27
Non-recoverable pension and OPEB costs (Note 8)	1	-	2	3
Other, including interest income	2	3	(1)	-
Total other deductions and (income) - net	$25	$18	$42	$50

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Interest	$95	$89	$182	$178
Amortization of debt issuance costs and discounts	2	2	4	3
Less allowance for funds used during construction – capitalized interest portion	(4)	(4)	(7)	(6)
Total interest expense and related charges	$93	$87	$179	$175

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2019	2018

Gross trade accounts and other receivables	$656	$562
Allowance for uncollectible accounts	(4)	(3)
Trade accounts receivable – net	$652	$559

At both June 30, 2019 and December 31, 2018, REP subsidiaries of our two largest counterparties represented 13% and 10% of the trade accounts receivable balance.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by nonaffiliated REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheets consisted of the following:

	At June 30,	At December 31,
	2019	2018

Assets related to employee benefit plans, including employee savings programs	$107	$108
Land	12	12
Other	3	-
Total investments and other property	$122	$120

Property, Plant and Equipment

Property, plant and equipment - net reported on our balance sheets consisted of the following. Property, plant and equipment - net at June 30, 2019 includes an increase of approximately $1,799 million due to the InfraREIT Acquisition:

	Composite Depreciation Rate/	At June 30,	At December 31,
	Avg. Life at June 30, 2019	2019	2018
Assets in service:
Distribution	2.8% / 35.4 years	$13,659	$13,105
Transmission	2.8% / 35.2 years	10,611	8,568
Other assets	6.9% / 14.5 years	1,548	1,497
Total		25,818	23,170
Less accumulated depreciation		7,866	7,513
Net of accumulated depreciation		17,952	15,657
Construction work in progress		661	417
Held for future use		18	16
Property, plant and equipment – net		$18,631	$16,090

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheets as part of property, plant and equipment consisted of the following:

	At June 30, 2019			At December 31, 2018
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Identifiable intangible assets subject to amortization:
Land easements	$559	$105	$454	$464	$101	$363
Capitalized software	803	410	393	787	385	402
Total	$1,362	$515	$847	$1,251	$486	$765

Aggregate amortization expenses for intangible assets totaled $13 million and $14 million for the three months ended June 30, 2019 and 2018, respectively, and $26 million and $26 million for the six months ended June 30, 2019 and 2018, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense
2019	$52
2020	51
2021	51
2022	51
2023	51

Employee Benefit, Operating Lease and Other Obligations

Employee benefit, operating lease and other obligations reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2019	2018

Retirement plans and other employee benefits	$1,853	$1,858
Operating lease liabilities	63	-
Investment tax credits	7	8
Other	90	77
Total employee benefit, operating lease and other obligations	$2,013	$1,943

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2019	2018

Cash payments (receipts) related to:
Interest	$171	$172
Less capitalized interest	(7)	(6)
Interest payments (net of amounts capitalized)	$164	$166
Amount in lieu of income taxes (a):
Federal	$33	$12
State	20	19
Total payments (receipts) in lieu of income taxes	$53	$31

Noncash increase in operating lease obligations for ROU assets	$22	$-

Noncash investing and financing activity (b):
Acquisition:
Assets acquired	$2,552	$-
Liabilities assumed	(1,224)	-
Cash paid	$1,328	$-

Noncash construction expenditures (c)	$246	$121

____________

(a)	See Note 9 for income tax related detail.
(b)	See Note 5 for more information on noncash debt exchanges related to InfraREIT Acquisition.
(c)	Represents end-of-period accruals.

11.   INFRAREIT ACQUISITION

On May 16, 2019, we completed the InfraREIT Acquisition, pursuant to which we acquired all of the equity interests of InfraREIT and its subsidiary, InfraREIT Partners. The InfraREIT Acquisition occurred through the merger of InfraREIT with and into a newly formed wholly-owned subsidiary of Oncor, followed by the merger of another newly formed wholly-owned subsidiary of Oncor with and into InfraREIT Partners.  The stockholders of InfraREIT and the limited partners of InfraREIT Partners received $21.00 in cash per share of common stock or limited partnership unit, as applicable, resulting in a total cash consideration of $1,275 million.  In addition, we paid certain transaction costs incurred by InfraREIT (including a management agreement termination fee of $40 million that InfraREIT paid an affiliate of Hunt Consolidated, Inc. at closing), with the aggregate cash consideration and payment of InfraREIT expenses totaling $1,328 million.

In connection with and immediately following the closing of the InfraREIT Acquisition, on May 16, 2019, we extinguished all outstanding debt of InfraREIT and its subsidiaries through repaying $602 million principal amount of InfraREIT subsidiary debt and exchanging $351 million principal amount of InfraREIT subsidiary debt for new Oncor senior secured debt, as discussed in more detail in Notes 4 and 5.

On May 15, 2019, in connection with the InfraREIT Acquisition, we received capital contributions in an aggregate amount of $1,330 million from Sempra and certain indirect equity holders of Texas Transmission (collectively, Equity Commitment Parties) to fund the cash consideration and certain transaction expenses.

As a condition to the InfraREIT Acquisition, SDTS, and SDTS’s tenant, SU, completed the SDTS-SU Asset Exchange immediately prior to the closing of the InfraREIT Acquisition, pursuant to which SDTS exchanged certain of its south Texas assets for certain north Texas assets owned by SU. The north Texas assets acquired by SDTS consisted of certain real property and other assets used in the electric transmission and distribution business in Central, North and West Texas, as well as equity interests in GS Project Entity, L.L.C., a Texas limited liability company that was merged with and into SDTS. The south Texas assets acquired by SU consisted of real property and other assets near the Texas-Mexico border. As a result of the InfraREIT Acquisition closing, we and our subsidiary NTU now own all of the assets and projects in the north, central, west and panhandle regions of Texas held by SDTS and SU immediately prior to the InfraREIT Acquisition, and Sharyland owns the assets that were held by SU and SDTS in south Texas immediately prior to the InfraREIT Acquisition.  The assets we acquired include approximately 1,575 miles of transmission lines, including 1,235 circuit miles of 345kV transmission lines and approximately 340 circuit miles of 138kV transmission lines. The north, central, and west Texas transmission system acquired by us in the transaction is directly connected to approximately 20 operational generation facilities totaling approximately 3,900 MW and serves over 50 transmission stations and substations.

In addition, as a condition to the closing of the SDTS-SU Asset Exchange, Sempra acquired an indirect 50 percent interest in Sharyland Holdings, the parent of Sharyland (Sempra-Sharyland Transaction). As a result of the Sempra-Sharyland Transaction, Sharyland is now our affiliate for purposes of PUCT rules. Pursuant to the agreement governing the SDTS-SU Asset Exchange and the PUCT order in Docket No. 48929 approving the InfraREIT Acquisition, upon closing of the InfraREIT Acquisition we entered into an operation agreement pursuant to which we will provide certain operations services to Sharyland at cost with no markup or profit.

Business Combination Accounting

We accounted for the InfraREIT Acquisition as a business acquisition with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the closing date. The combined results of operations are reported in our consolidated financial statements beginning as of the closing date. A summary of techniques used to estimate the preliminary fair value of the identifiable assets and liabilities is listed below.

•

Assets and liabilities that are included in the PUCT cost-based regulatory rate-setting processes are recorded at fair values equal to their regulatory carrying value consistent with GAAP and industry practice.

•	Working capital was valued using market information (Level 2).

The following tables set forth the purchase price paid and the allocation of the total purchase price paid to the identifiable assets acquired and liabilities assumed. The purchase price allocation is preliminary and the allocation to each identifiable asset acquired and liability assumed may change based upon the receipt of more detailed information and additional analyses related primarily to final working capital adjustments. We currently expect the final purchase price allocation will be completed no later than the second quarter of 2020.

The total purchase price paid was comprised of the following

Purchase of outstanding InfraREIT shares and units	$1,275
Certain transaction costs of InfraREIT paid by Oncor (a)	53
Total purchase price paid	$1,328

__________________

(a)

Represents certain transaction costs incurred by InfraREIT in connection with the transaction and paid by Oncor, including a  $40 million management termination fee payable to an affiliate of Hunt Consolidated, Inc.

Purchase price allocation is as follows:
At May 16, 2019
Assets acquired:
Accounts receivables, inventories and other current assets	$40
Property, plant and equipment - net	1,799
Goodwill	687
Regulatory assets	16
Other noncurrent assets	10
Total assets acquired	2,552

Liabilities assumed:
Short-term debt	114
Other current liabilities	25
Regulatory liabilities	148
Deferred tax liabilities	98
Long-term debt, including due currently	839
Total liabilities assumed	1,224
Net assets acquired	$1,328
Total purchase price paid	$1,328

The goodwill of $687 million arising from the InfraREIT Acquisition is attributable to the assets acquired, which expand our transmission footprint and help us support ERCOT market growth. None of the goodwill is recoverable nor provides a tax benefit in the rate-making process.  We did not assume any employee benefit obligations in the acquisition.

Acquisition costs incurred in the InfraREIT Acquisition by Oncor and recorded to other deductions totaled $7 million and $9 million for the three months and six months ended June 30, 2019, respectively. Our condensed statements of consolidated income include estimated revenues and net income totaling $31 million and $13 million, respectively, since the May 16, 2019 acquisition date.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information for the six months ended June 30, 2019 and 2018 assumes that the InfraREIT Acquisition occurred on January 1, 2018. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the results of operations that would have occurred had the InfraREIT Acquisition been completed on January 1, 2018, nor is the unaudited pro forma financial information indicative of future results of operations, which may differ materially from the pro forma financial information presented here.

	Six Months Ended June 30,
	2019	2018
Oncor Consolidated Pro Forma Revenues	$2,141	$2,119

The unaudited pro forma financial information above excludes pro forma earnings due to the impracticability of a calculation.  The acquiree previously operated under a real estate investment trust structure with a unique cost structure and unique federal tax attributes.  An accurate retrospective application cannot be objectively and reliably calculated as the new cost structure and new tax attributes would require a significant amount of estimates and judgments.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months and six months ended June 30, 2019 and 2018 should be read in conjunction with the condensed financial statements and the notes to those statements herein as well as the consolidated financial statements and the notes to those statements and “Risk Factors” contained in our 2018 Form 10-K.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of U.S. dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company primarily engaged in providing delivery services to REPs that sell power in the north-central, eastern, western and panhandle regions of Texas.  We are a direct, majority-owned subsidiary of Oncor Holdings, which is indirectly wholly owned by Sempra.  Oncor Holdings owns 80.25% of our outstanding membership interests and Texas Transmission owns 19.75% of our outstanding membership interests.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

Our consolidated financial statements include the results of our wholly-owned indirect subsidiary NTU, which is a regulated utility that provides electricity transmission delivery service in the north-central, western and panhandle regions of Texas. We acquired NTU as part of the InfraREIT Acquisition that closed on May 16, 2019.

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

Significant Activities and Events

InfraREIT Acquisition —  On May 16, 2019, we completed the InfraREIT Acquisition, pursuant to which we acquired all of the equity interests of InfraREIT and InfraREIT Partners. The cash consideration paid to stockholders of InfraREIT and limited partners of its subsidiary InfraREIT Partners totaled $1,275 million. In addition, we paid certain transaction costs incurred by InfraREIT (including a management agreement termination fee of $40 million that InfraREIT paid an affiliate of Hunt Consolidated, Inc. at closing), with the aggregate cash consideration and payment of certain InfraREIT expenses totaling $1,328 million. In connection with and immediately after the closing of the InfraREIT Acquisition, on May 16, 2019, we also extinguished all $953 million aggregate principal amount of the outstanding debt of InfraREIT and its subsidiaries through repayment of $602 million of InfraREIT subsidiary debt and the exchange of $351 million of InfraREIT subsidiary debt for newly issued Oncor senior secured notes. See Notes 4, 5 and 11 to Financial Statements for more information on the exchange of notes and repayment of debt of InfraREIT and its subsidiaries.

Debt-Related Activities —  In May 2019, we entered into the short-term Bridge Loan with an aggregate principal amount of up to $600 million, which was repaid on May 23, 2019.  In connection with the closing of the InfraREIT Acquisition, on May 16, 2019, the short-term credit facilities of InfraREIT and its subsidiaries were terminated and borrowings totaling $114 million were repaid in full by Oncor.    See Note 4 to Financial Statements for more information on these transactions.

Also in May 2019, we issued (i) $351 million of NPA Notes in exchange for a like principal amount of notes issued by InfraREIT subsidiaries, (ii) $500 million aggregate principal amount of 2024 Notes, (iii) $300 million aggregate principal amount of 2028 Notes, and (iv) $500 million aggregate principal amount of 2049 Notes. Repayments of long-term debt in the six months ended June 30, 2019 consisted of our repayment of $250 million aggregate principal amount of senior secured notes due June 1, 2019 and the repayment of $488 million aggregate principal amount of certain InfraREIT-related long-term debt on May 16, 2019, in connection with and immediately following the closing of the InfraREIT Acquisition. See Note 5 to Financial Statements regarding the new long-term debt issuances and long-term debt repayments. See Note 11 to Financial Statements regarding the InfraREIT Acquisition.

Matters with the PUCT —See discussion below under “Regulation and Rates – Matters with the PUCT.”

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2019	2018	Change	2019	2018	Change
Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	9,871	11,379	(13.3)	20,190	21,824	(7.5)
Commercial, industrial, small business and other	21,645	21,279	1.7	41,438	40,269	2.9
Total electric energy volumes	31,516	32,658	(3.5)	61,628	62,093	(0.7)
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)				84.7	95.9	(11.7)
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.2	1.4	(14.3)
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				69.8	67.5	3.4
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)				3,655	3,590	1.8

	Three Months Ended June 30,		$	Six Months Ended June 30,		$
	2019	2018	Change	2019	2018	Change
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$497	$529	$(32)	$996	$1,036	$(40)
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	168	141	27	312	266	46
Billed to REPs serving Oncor distribution customers, through TCRF	93	79	14	177	157	20
Total transmission base revenues	261	220	41	489	423	66
Other miscellaneous revenues	19	16	3	35	31	4
Total revenues contributing to earnings	777	765	12	1,520	1,490	30

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	254	238	16	514	483	31
EECRF and other regulatory charges	10	18	(8)	23	38	(15)
Total revenues collected for pass-through expenses	264	256	8	537	521	16

Total operating revenues	$1,041	$1,021	$20	$2,057	$2,011	$46

________________

(a)

SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.  The statistics presented are based on twelve months ended June 30, 2019 and 2018 data.

Financial Results — Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Total operating revenues increased $20 million, or 2%, to $1.041 billion in 2019.  Revenue is billed under tariffs approved by the PUCT.

Revenues that contribute to earnings increased $12 million during the three months ended June 30, 2019.  The change reflected the following components:

•

A Decrease in Distribution Base Revenues — Distribution base rate revenues decreased $32 million during the three months ended June 30, 2019.   Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The PUCT allows utilities to file, under certain circumstances, a DCRF case once per year and up to four rate adjustments between comprehensive base rate proceedings to recover distribution investments and certain other related costs on an interim basis.  The decrease in distribution base rate revenues primarily reflects:

o	$33 million net decrease due to lower consumption driven by weather, and
o	$9 million decrease due to refund of excess deferred federal income taxes beginning July 2018,
o	Partially offset by $6 million increase due to growth in points of delivery, and
o	$4 million increase due to the effects of the 2018 DCRF rate increase effective September 1, 2018.

See the DCRF Filings Table below for a listing of annual filings impacting revenues for 2019 and 2018.

DCRF Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact
49427 (pending)	April 2019	September 2019	$25
48231	April 2018	September 2018	$15

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) increased $41 million during the three months ended June 30, 2019.  TCOS revenues are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The increase in TCOS revenues for the three months ended June 30, 2019 compared to the 2018 period reflects  a:

o	$29 million increase due to the InfraREIT Acquisition, and
o	$19 million increase due to effects of TCOS updates,
o	Partially offset by a $7 million decrease due to the refund of excess deferred federal income taxes resulting from the TCJA.

See TCOS Filings Table below for a listing of transmission interim rate update applications and anticipated impacts on revenues for the three months ended June 30, 2019 and 2018, as well as filings and the anticipated impact to revenues for the year ended December 31, 2019.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
49793	July 2019	September 2019*	$33	$21	$12
49160	January 2019	April 2019	$19	$12	$7
48559	July 2018	October 2018	$21	$13	$8
48325 (TCJA)	May 2018	July 2018	$(15)	$(10)	$(5)
47988	January 2018	March 2018	$14	$9	$5

* Anticipated effective date and amounts.

•	An Increase in Other Miscellaneous Revenues — Other miscellaneous revenues increased $3 million primarily due to NTU miscellaneous revenues and higher facility study revenues.

Revenues collected for pass-through expenses include the following components. While changes in these tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. These revenues increased $8 million during the three-month period ended June 30 and the change reflected:

•

An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF revenues increased $16 million during the three months ended June 30, 2019.  TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to third-party transmission service providers under their TCOS rates and the retail portion of our own TCOS rate described above.  Changes in our TCRF Third-Party revenue are to pass through an increase in third-party wholesale transmission service expense.  At June 30, 2019, $32 million was deferred as under-recovered wholesale transmission service expense (see Note 2 to Financial Statements).  PUCT rules require us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  See TCRF Filings Table below for a listing of TCRF filings impacting cash flows for the six months ended June 30, 2019 and 2018, as well as filings and the anticipated impacts to cash flows for the year ended December 31, 2019.

TCRF Filings Table

			Billing Impact
			for Period Effective
Docket No.	Filed	Effective	Increase (Decrease)
49593	May 2019	September 2019 - February 2020	$192
48930	November 2018	March 2019 - August 2019	$(121)
48408	May 2018	September 2018 - February 2019	$110
47824	December 2017	March 2018 - August 2018	$(52)
46957	March 2017	December 2017 - February 2018	$(28)

•

A Net Decrease in EECRF and Other Regulatory Surcharges — EECRF and other regulatory surcharge revenues decreased by $8 million during the three months ended June 30, 2019.  The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and refund or recover any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The net decrease includes a $9 million reduction due to cessation of certain rate case expense and remand surcharges, partially offset by a $1 million increase in energy efficiency cost recovery.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the three months ended June 30, 2019 and 2018, as well as filings that will impact revenues for the year ended December 31, 2019.

EECRF Filings Table

Docket No.	Filed	Effective	Program Costs	Performance Bonus	Under-/ (Over)- Recovery
49594 (Settlement pending)	May 2019	March 2020	$50	$9	$(3)
48421	June 2018	March 2019	$50	$7	$-
47235	June 2017	March 2018	$50	$12	$(6)
46013	June 2016	March 2017	$49	$10	$(4)

Wholesale transmission service expense increased $16 million, or 7%, to $254 million in 2019 due to higher fees paid to third-party transmission entities.

Operation and maintenance expenses increased $1 million to $204 million in 2019. The current period includes a $3 million increase in contractor costs, offset by a $3 million decrease in transportation costs.

Depreciation and amortization increased $10 million to $178 million in 2019.  The increase is primarily attributable to ongoing investments in property, plant and equipment and $6 million related to the InfraREIT Acquisition.

Provision in lieu of income taxes totaled $27 million (including a $4 million benefit related to nonoperating income) in 2019 compared to $43 million (including a $4 million benefit related to nonoperating income) in 2018.

The effective income tax rate was 16.3% and 23.1% for the 2019 and 2018 periods, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA, partially offset by the effects of the Texas margin tax.

Taxes other than income taxes was $121 million in both 2019 and 2018 and reflects  a decrease due to a $7 million expense in the prior period related to recovery of certain municipal franchise fees as part of the 2017 rate review, offset by a  $7 million increase in property taxes including a $2 million impact resulting from the InfraREIT Acquisition.

Other income and (deductions) - net was $7 million unfavorable in 2019 compared to 2018.  The variance is primarily due to InfraREIT Acquisition related costs reflected in the current period.  See Note 10 to Financial Statements for more information.

Interest expense and related charges  were $93 million and $87 million for 2019 and 2018, respectively.  The current period includes a $15 million increase due to higher average borrowings including a $4 million increase attributable to the InfraREIT Acquistion, partially offset by a $9 million decrease due to lower average interest rates.

Net income was $4 million lower than the prior period, primarily driven by depreciation, InfraREIT Acquisition related costs and interest expense, partially offset by increased revenues that contribute to earnings.

Financial Results — Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Total operating revenues increased $46 million, or 2%, to $2,057 million in 2019.

Revenues that contribute to earnings increased $30 million during the six months ended June 30, 2019.  The change reflected the following components:

•	A Decrease in Distribution Base Revenues — Distribution base rate revenues decreased $40 million during the six months ended June 30, 2019 and primarily reflects:

o	$42 million net decrease due to lower consumption driven primarily by weather, and
o	$18 million decrease due to refund of excess deferred federal income taxes beginning July 2018,
o	Partially offset by a $14 million increase due to growth in points of delivery, and
o	$7 million increase due to the effects of the 2018 DCRF rate increase effective September 1, 2018.

See the DCRF Filings Table above for a listing of annual filings impacting revenues for 2019 and 2018.

•	An Increase in Transmission Base Revenues — TCOS revenues increased $66 million during the six months ended June 30, 2019 and primarily reflects a:

o	$51 million increase due to effects of TCOS updates,
o	$29 million increase due to the InfraREIT Acquisition,
o	Partially offset by a $14 million decrease due to the refund of excess deferred federal income taxes resulting from the TCJA.

See TCOS Filings Table above for a listing of transmission interim rate update applications and anticipated impacts on revenues for the six months ended June 30, 2019 and 2018.

•	An Increase in Other Miscellaneous Revenues — Other miscellaneous revenues increased $4 million primarily due to NTU miscellaneous revenues and higher facility study revenues.

Revenues collected for pass-through expenses include the following components. While changes in these tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. These revenues increased $16 million during the six-month period ended June 30 and the change reflected:

•

An Increase in TCRF – third-party wholesale transmission service — TCRF revenues increased $31 million during the six months ended June 30, 2019.  See TCRF Filings Table above for a listing of TCRF filings impacting cash flows for the six months ended June 30, 2019 and 2018, as well as filings and the anticipated impacts to cash flows for the year ended December 31, 2019.

•

A Net Decrease in EECRF and Other Regulatory Surcharges — EECRF and other regulatory surcharge revenues decreased by $15 million during the six months ended June 30, 2019.  The net decrease includes a $17 million reduction due to cessation of certain rate case expense and remand surcharges, partially offset by a $2 million increase in energy efficiency cost recovery.  See EECRF Filings Table above for a listing of EECRF filings impacting revenues for the six months ended June 30, 2019 and 2018.

Wholesale transmission service expense increased $31 million, or 6%, to $514 million in 2019 due to higher fees paid to third-party transmission entities.

Operation and maintenance expenses increased $3 million, or 1%, to $425 million in 2019.  The increase is primarily due to higher vegetation management costs of $4 million.

Depreciation and amortization increased $16 million to $350 million in 2019.  The increase is primarily attributable to ongoing investments in property, plant and equipment and $6 million from plant acquired in the InfraREIT Acquisition.

Provision in lieu of income taxes totaled $49 million (including a $7 million benefit related to nonoperating income) in 2019 compared to $69 million (including a $11 million benefit related to nonoperating income) in 2018.

The effective income tax rate was 16.1% and 22.9% for the 2019 and 2018 periods, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA, partially offset by the effects of the Texas margin tax.

Taxes other than income taxes decreased $3 million, or 1%, to $243 million in 2019.  The decrease is primarily due to a $15 million expense in the prior period related to recovery of certain municipal franchise fees as part of the 2017 rate review, partially offset by $4 million higher local franchise taxes and $7 million higher property taxes in the current period including $2 million related to the InfraREIT Acquistion.

Other income and (deductions) - net was $8 million favorable in 2019 compared to 2018.  The variance is primarily due to Sempra acquisition related costs reflected in the prior period, partially offset by InfraREIT Acquisition related costs in the current period.  See Note 10 to Financial Statements for more information.

Interest expense and related charges  were $179 million and $175 million for 2019 and 2018, respectively.  The current period includes a $19 million increase due to higher average borrowings including $4 million related to the InfraREIT Acquisition, partially offset by a $14 million decrease attributable to lower average interest rates.

Net income was $23 million higher than the prior period, primarily driven by a net increase in revenues that contribute to earnings including the acquisition of NTU and Sempra acquisition related costs reflected in the prior period, partially offset by InfraREIT Acquisition related costs and depreciation expense in the current period.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Cash provided by operating activities totaled $355 million and $550 million in 2019 and 2018, respectively. The $195 million decrease is primarily the result of a $42 million decrease in transmission and distribution receipts, an increase in payments to third party transmission providers of $41 million, a $36 million increase in storm costs and a $24 million tax refund received in the prior period.  These items were partially offset by a decrease in employee benefit plan funding of $39 million.

Cash provided by financing activities totaled $2,007 million and $346 million in 2019 and 2018, respectively.  The $1,661 million increase is primarily due to debt restructuring activity in connection with the InfraREIT Acquisition that included new debt issuances and the receipt of capital contributions, partially offset by the extinguishment of certain debt of InfraREIT and its subsidiaries and the repayment of Oncor senior secured notes that matured during the period.  For more details, see Notes 4, 5 and 11 to the Financial Statements.

Cash used in investing activities totaled $2,358 million and $916 million in 2019 and 2018, respectively.  The $1,442 million increase is primarily due to the $1,328 million purchase price paid for the InfraREIT Acquisition and a $121 million increase in capital expenditures for transmission and distribution facilities to serve new customers and infrastructure capital maintenance spending. For more details on the purchase price paid for the InfraREIT Acquisition, see Note 11 to the Financial Statements.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $41 million and $59 million more than the amounts reported in the statements of consolidated income in the six months ended June 30, 2019 and 2018, respectively.  The differences result from certain regulatory asset amortization reported in operation and maintenance expense and taxes other than income taxes.

Long-Term Debt Activity

In May 2019, we issued (i) $351 million of NPA Notes in exchange for a like principal amount of notes issued by InfraREIT subsidiaries, (ii) $500 million aggregate principal amount of 2024 Notes, (iii) $300 million aggregate principal amount of 2028 Notes, and (iv) $500 million aggregate principal amount of 2049 Notes.  Repayments of long-term debt in the six months ended June 30, 2019 consisted of our repayment of $250 million aggregate principal amount of senior secured notes due June 1, 2019 and the repayment of $488 million aggregate principal amount of certain InfraREIT-related long-term debt on May 16, 2019, in connection with and immediately following the closing of the InfraREIT Acquisition. See Note 5 to Financial Statements for more information regarding the new long-term debt issuances and long-term debt repayments.

Available Liquidity/CP Program/Credit Facility/Term Loan Credit Agreements

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, has been our ability to borrow under our Credit Facility, which also supports our CP Program.  Because the CP Program is supported by the Credit Facility, commercial paper outstanding is a reduction to the available borrowing capacity.  Cash and cash equivalents totaled $7 million and $3 million at June 30, 2019 and December 31, 2018, respectively.  Considering commercial paper and letters of credit outstanding, available liquidity (cash and available Credit Facility borrowing capacity) at June 30, 2019 totaled $924 million, reflecting a decrease of $257 million from December 31, 2018 primarily due to capital spending.

CP Program — As we discuss in Note 4 to Financial Statements, in March 2018 we established the CP Program, under which we may issue unsecured commercial paper notes (CP Notes) on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion.  A national bank acts as the issuing and paying agent under the CP Program pursuant to the terms of an issuing and paying agent agreement.  Under the CP

Program, we issue CP Notes from time to time, and the proceeds of the CP Notes are used for short-term financing of our business operations.  At June 30, 2019, we had $1.073 billion of CP Notes outstanding under the CP Program.

The CP Program obtains liquidity support from our Credit Facility discussed below.  If at any time funds are not available on favorable terms under the CP Program, we may utilize the Credit Facility for funding.

 The maturities of the CP Notes will vary, but may not exceed 364 days from the date of issue.  Interest rates will vary based upon market conditions at the time of issuance of the CP Notes and may be fixed or floating determined by reference to a base rate and spread.

Credit Facility — At June 30, 2019, we had a $2.0 billion unsecured Credit Facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for commercial paper issuances that we entered into on November 17, 2017 with a five-year term expiring in November 2022.  We have the option of requesting up to two one-year extensions and an option to request an increase in our borrowing capacity of $400 million, in increments of not less than $100 million, provided certain conditions are met, including lender approvals.  Borrowings are classified as short-term on the balance sheet.  At June 30, 2019, we had no outstanding borrowings under the Credit Facility.

Because the CP Program is supported by the Credit Facility, commercial paper outstanding reduces the available borrowing capacity.  Considering the commercial paper outstanding and the limitations described below, available borrowing capacity under the Credit Facility totaled $917 million and $1.178 billion at June 30, 2019 and December 31, 2018, respectively.

The Credit Facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries.  The Credit Facility also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At June 30, 2019, we were in compliance with this covenant and all other covenants in the Credit Facility.  See “Credit Rating Provisions, Covenants and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.

Under the terms of the Credit Facility, the commitments of the lenders to make loans to us are several and not joint.  Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

Term Loan Credit Agreements — On May 9, 2019, we entered into the Bridge Loan, a short-term, unsecured term loan credit agreement in an aggregate principal amount of up to $600 million in connection with the InfraREIT Acquisition.  The Bridge Loan had a six-month term, maturing on November 9, 2019, and allowed us to make up to two borrowings under the Bridge Loan agreement.  The proceeds of any borrowings under the Bridge Loan could only be used to finance the repayment of indebtedness owing by InfraREIT or its affiliates and to pay expenses and fees related to the InfraREIT Acquisition. We borrowed $600 million under the Bridge Loan on May 15, 2019 and used the proceeds to repay certain debt of InfraREIT subsidiaries. We repaid all outstanding amounts under the Bridge Loan in full on May 23, 2019.  See Note 4 to Financial Statements for more information relating to the Bridge Loan and its repayment.

On December 10, 2018, we entered into an unsecured term loan credit agreement in an aggregate principal amount of $350 million.  We used the proceeds (net of the fees and expenses) for general corporate purposes, including to repay notes under our CP Program.  The term loan credit agreement has a 12-month term maturing on December 9, 2019, and may be extended at our option up to an additional six months.  At June 30, 2019, we had outstanding borrowings of $350 million under this term loan credit agreement bearing interest at a rate per annum of 2.96%.

The term loan credit agreement contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things, incurring additional liens, entering into mergers and consolidations, and sales of substantial assets.  The term loan credit agreement also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At June 30, 2019, we were in compliance with this covenant and all other covenants in the term loan credit agreement.  See “Credit Rating Provisions, Covenants and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.

Regulatory Capital Structure — We have committed to the PUCT to maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently 57.5% debt to 42.5% equity.  Our actual regulatory capitalization ratio was 55.0% debt to 45.0% equity at June 30, 2019. See Note 7 to Financial Statements for discussion of the regulatory capitalization ratio.  Our ability to incur additional long-term debt is limited by our regulatory capital structure, as we are able to issue future long-term debt only to the extent that we are in compliance therewith.

Liquidity Needs, Including Capital Expenditures — We expect capital expenditures to total $2.1 billion in 2019 (including capital expenditures as a result of the May 2019 closing of the InfraREIT Acquisition).  Management currently expects to recommend to our board of directors capital expenditures of $2.3 billion to $2.5 billion in each of the years 2020 through 2023, based on the long-term plan presented to our board of directors and anticipated additional capital projects, including capital expenditures as a result of the InfraREIT Acquisition.  These capital expenditures are expected to be used for investment in transmission and distribution infrastructure.

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

We continuously evaluate opportunities to make selective strategic acquisitions involving regulated assets. Additional equity or debt capital may be required to complete any acquisition.  In addition, any acquisition may be structured in such a manner that could result in the assumption of secured or unsecured debt and other liabilities. Any such transaction may require PUCT and other regulatory approvals.  An acquisition may involve risks relating to the combination of assets and facilities, the diversion of management’s attention and the impact on our credit ratings.  For information on the impacts of the recently completed InfraREIT Acquisition, see Note 11 to Financial Statements.

Distributions — The PUCT order issued in the Sempra Acquisition and our limited liability company agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to be out of compliance with the PUCT’s approved debt-to-equity ratio which is currently 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of our board, a majority of the disinterested directors, or any Texas Transmission director to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment).

The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt including finance leases plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  Equity is calculated as membership interests determined in accordance with GAAP, excluding the effects of acquisition accounting from a 2007 transaction.

At June 30, 2019, we had $612 million available to distribute to our members as our regulatory capitalization ratio was 55.0% debt to 45.0% equity.

On July 30, 2019, our board of directors declared a cash distribution of $71 million, which was paid to our members on July 31, 2019.  Management recommended, and our board of directors approved, that the remaining amount available for distribution be withheld to meet expected future requirements, including our capital structure objectives. On May 1, 2019, our board of directors declared a cash distribution of $71 million, which was paid to our members on May 2, 2019.  See Note 7 to Financial Statements for a discussion of distribution restrictions.

Contributions — On May 15, 2019, in connection with the InfraREIT Acquisition, we received capital contributions in an aggregate amount of $1,330 million from Sempra and certain indirect equity holders of Texas Transmission (collectively, Equity Commitment Parties) to fund the cash consideration and certain transaction expenses. These capital contributions were made pursuant to a commitment letter provided to us by the Equity Commitment Parties in October 2018 in connection with our entrance into the InfraREIT Merger Agreement that committed the Equity Commitment Parties to provide their pro rata share of capital contributions in an aggregate principal amount of up to $1,330 million. In addition, on July 29, 2019 and April 30, 2019, our members made capital contributions of $71 million and $70 million, respectively.

Pension and OPEB Plan Funding — Our funding for the pension plans and Oncor OPEB Plans in the calendar year 2019 is expected to total $41 million and $35 million, respectively.  In the six months ended June 30, 2019, we made cash contributions to the pension plans and the Oncor OPEB Plans of $12 million and $18 million, respectively.

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

Presented below are the credit ratings assigned for our debt securities at August 2, 2019.

	Senior Secured	Commercial Paper
S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — The Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the Credit Facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus a spread ranging from 0.875% to 1.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Based on the ratings assigned to our senior secured debt securities at August 2, 2019, our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.00%.  A decline in credit ratings would increase the cost of borrowings under the Credit Facility and likely increase the cost of our CP Program and any other debt issuances and additional credit facilities.  The CP Program requires prompt notice to the dealer of any notice of intended or potential downgrade of our credit ratings.

Material Financial Covenants — Our Credit Facility, term loan credit agreement and the Note Purchase Agreements each contain a financial covenant that requires maintenance of a consolidated debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP).  Capitalization for our Credit Facility and term loan credit agreement is calculated as membership interests determined in accordance with GAAP plus debt described above. The ratio under our Note Purchase Agreements is calculated as total debt (all debt of the company and subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. Capitalization under the Note Purchase Agreements is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business.  At June 30, 2019, we were in compliance with this covenant and all other covenants under the Credit Facility, term loan credit agreement and Note Purchase Agreements.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under the Credit Facility, our term loan credit agreement and the Note Purchase Agreements, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged within 60 days may cause the maturity of outstanding balances under those facilities to be accelerated.

Under the Deed of Trust, an event of default under our indentures or, after all applicable notices have been given and all applicable grace periods have expired, under the Note Purchase Agreements, would permit the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Long-Term Contractual Obligations and Commitments — The following table summarizes our contractual cash obligations at June 30, 2019.  See Notes 5 and 6 to Financial Statements for additional disclosures regarding long-term debt and operating lease obligations.

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Long-term debt (a) – principal	$361	$157	$901	$6,458	$7,877
Long-term debt (a) – interest	357	717	637	4,024	5,735
Operating leases	16	47	26	7	96
Obligations under outsourcing agreements	53	29	-	-	82
Total contractual cash obligations	$787	$950	$1,564	$10,489	$13,790

____________

(a)	Includes senior secured notes/debentures and the term loan credit agreement we entered into in December 2018.

The following are not included in the table above:

•

individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	employment contracts with management;
•	estimated funding of the pension and OPEB plans totaling $76 million in 2019 and $717 million in total in the 2019 to 2023 period as discussed above under “Pension and OPEB Plans Funding”; and
•	capital expenditure commitments made as part of the Sempra Acquisition (see Note 2 to Financial Statements in our 2018 Form 10-K).

Guarantees — At June 30, 2019, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2019, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

State Legislation

The Texas Legislature meets every two years.  The current Legislature was in session from January 8, 2019 to May 27, 2019.  However, at any time, the governor of Texas may convene a special session of the Legislature. During the 2019 regular legislative session, no legislation passed that is expected to have a material impact on our financial position, results of operations or cash flows.

Matters with the PUCT

For the status of regulatory proceedings related to DCRF  (PUCT Docket No. 49427), the TCJA (Docket Nos. 48325 and 49160) and the AMS Final Reconciliation (PUCT Docket No. 49721), see Note 2 to Financial Statements. On May 9, 2019, the PUCT issued a final order in Docket No. 48929 approving the transactions contemplated by the InfraREIT Acquisition, including the SDTS-SU Asset Exchange, and the Sempra-Sharyland Transaction. For more information on the InfraREIT Acquisition, see Note 11 to Financial Statements.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions.  Such actions or changes could significantly alter our financial position, results of operations or cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  All of our long-term debt (except for the $350 million term loan credit agreement) at June 30, 2019 and December 31, 2018 carried fixed interest rates. The term loan credit agreement contains terms pursuant to which the interest rate charged can vary, at our option, depending on the selected interest period.

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

Our exposure to credit risk associated with trade accounts receivable from nonaffiliates totaled $656 million at June 30, 2019.  The nonaffiliated receivable balance is before the allowance for uncollectible accounts, which totaled $4 million at June 30, 2019.  The nonaffiliated exposure includes trade accounts receivable from REPs totaling $475 million, which are almost entirely noninvestment grade.  At June 30, 2019, REP subsidiaries of our two largest customers represented 13% and 10% of the trade receivable balance, respectively.  No other parties represented 10% or more of the nonaffiliated total trade accounts receivable balance.  We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates was zero at both June 30, 2019 and December 31, 2018.

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

•	circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;

•	financial restrictions under our revolving credit facility, term loan credit agreement, note purchase agreements, and indentures governing our debt instruments;
•	our ability to generate sufficient cash flow to make interest payments on our debt instruments;
•	actions by credit rating agencies; and
•	our ability to effectively execute our operational strategy.

In addition, such forward-looking statements include, but are not limited to, statements about the InfraREIT Acquisition, and any of the applicable parties’ post-acquisition plans and intentions, and other statements that are not historical facts. The following important factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements:

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

ITEM 4.   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at the end of the current period included in this quarterly report.  Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.  That evaluation excluded the impacts of the InfraREIT Acquisition, which closed May 16, 2019. SEC interpretive guidance permits management to exclude an assessment of an acquired business' internal control over financial reporting from management's assessments of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. While management has begun an evaluation of controls and procedures relating to the impacts of the InfraREIT Acquisition, such evaluation is not complete, and as a result we excluded the impacts of the InfraREIT Acquisition from our evaluation as of June 30, 2019.

We have reported the operating results of the entities acquired in the InfraREIT Acquisition in our condensed statements of consolidated income and condensed statements of consolidated cash flows from the closing date on May 16, 2019 through June 30, 2019. As of June 30, 2019, total assets related to entities acquired in the InfraREIT Acquisition represented approximately 10% of our total assets, recorded on a preliminary basis as the measurement period for the business combination remained open as of June 30, 2019. Revenues from entities acquired in the InfraREIT Acquisition comprised 3% of our consolidated revenues for the three months ended June 30, 2019.

Other than the InfraREIT Acquisition, there has been no other change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Reference is made to the discussion in Notes 2 and 6 to Financial Statements regarding regulatory and legal proceedings.

ITEM 1A.   RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control.  In addition to the other information set forth in this report, including “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in “Part I, Item 1A.  Risk Factors” in our 2018 Form 10-K, as well as the risk factor discussed below, which could materially affect our business, financial condition or future results.  The risks described in such reports are not the only risks we face.

We may not be able to integrate the business of InfraREIT successfully with our own or realize the anticipated benefits of the acquisition.

The InfraREIT Acquisition was completed on May 16, 2019 and involved the acquisition of a business that owned primarily regulated electric transmission and distribution assets and previously operated as an independent company.  We have devoted, and expect to continue to devote, significant management attention and resources to integrating the acquired entities and assets into our business. We may encounter difficulties in the integration process that could have an adverse impact on Oncor, and any potential cost savings, synergies or other benefits from the transaction may not be fully realized or may take longer to realize than expected. In addition, some of the assets that we acquired have yet to undergo prudence review by the PUCT. There can be no assurance that the PUCT will judge all of the costs related to those assets to have been prudently incurred.

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

2(a)

Amendment No. 1 to Agreement and Plan of Merger, dated as of May 16, 2019, by and among Sharyland Utilities, L.P., Sharyland Distribution & Transmission Services, L.L.C., and Oncor Electric Delivery Company LLC.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-100240 Form 8-K (filed May 28, 2019)	4.1		Officer’s Certificate, dated May 23, 2019, establishing the terms of Oncor’s 2.75% Senior Secured Notes due 2024 and 3.80% Senior Secured Notes due 2049.
4(b)	333-100240 Form 8-K (filed May 28, 2019)	4.2		Registration Rights Agreement, dated May 23, 2019, among Oncor and the representatives of the initial purchasers of the Notes.

(10)	Material Contracts.
	Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)	333-100240 Form 8-K (filed May 7, 2019)	10.1	—

Note Purchase Agreement, dated as of May 3, 2019, between Oncor Electric Delivery Company LLC and the purchasers listed therein for Oncor Electric Delivery Company LLC’s 6.47% Senior Notes, Series A, due September 30, 2030, 7.25% Senior Notes, Series B, due December 30, 2029, and 8.5% Senior Notes, Series C, due December 30, 2020.

10(b)	333-100240 Form 8-K (filed May 7, 2019)	10.2	—

Note Purchase Agreement, dated May 6, 2019, between Oncor Electric Delivery Company LLC and the purchasers listed therein for Oncor Electric Delivery Company LLC’s 3.86% Senior Notes, Series A, Due December 3, 2025 and 3.86% Senior Notes, Series B, Due January 14, 2026.

10(c)	333-100240 Form 10-K (filed May 13, 2019)	10.1	—	Term Loan Credit Agreement, dated as of May 9, 2019, among Oncor Electric Delivery Company LLC, as borrower, and Barclays Bank PLC, as lender and administrative agent.
10(d)				Amendment No. 2 to the Oncor Supplemental Retirement Plan
10(e)

Letter Agreement, dated June 26, 2019, amending certain provisions of the Note Purchase Agreement, dated as of May 3, 2019, between Oncor Electric Delivery Company LLC and the purchasers named therein.

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

!!

ONCOR ELECTRIC DELIVERY COMPANY LLC

By:	/s/ Don J. Clevenger
Don J. Clevenger
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date:  August 2, 2019