Form 10-Q
period 2019-09-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2019-11-01
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of November 1, 2019, 80.25% of the outstanding membership interests in Oncor Electric Delivery Company LLC (Oncor) were directly held by Oncor Electric Delivery Holdings Company LLC and indirectly by Sempra Energy, and 19.75% of the outstanding membership interests were held by Texas Transmission Investment LLC.  None of the membership interests are publicly traded.

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
EFCH

Refers to Energy Future Competitive Holdings Company LLC, a former direct, wholly owned subsidiary of EFH Corp. that was dissolved in connection with the Vistra Spin-Off and was, prior to the Vistra Spin-Off, the parent of TCEH, and/or its subsidiaries, depending on context.

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

EFIH

Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings. Renamed Sempra Texas Intermediate Holding Company LLC upon emergence from the EFH Bankruptcy Proceedings and closing of the Sempra Acquisition.

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

InfraREIT

InfraREIT, Inc., which was merged with and into a wholly owned subsidiary of Oncor on May 16, 2019 in the InfraREIT Acquisition, with the surviving entity being a wholly owned subsidiary of Oncor renamed Oncor NTU Holdings Company LLC.

InfraREIT Acquisition

Refers to Oncor’s acquisition of all of the equity interests of InfraREIT and InfraREIT Partners on May 16, 2019 pursuant to the transactions contemplated by the InfraREIT Merger Agreement and the SDTS-SU Asset Exchange.

InfraREIT Merger Agreement

Refers to the Agreement and Plan of Merger, dated as of October 18, 2018, among Oncor, 1912 Merger Sub LLC (a wholly owned subsidiary of Oncor), Oncor T&D Partners, LP (a wholly owned indirect subsidiary of Oncor), InfraREIT and InfraREIT Partners, which was completed on May 16, 2019.

InfraREIT Partners	InfraREIT Partners, LP, a subsidiary of InfraREIT which, as a result of the InfraREIT Acquisition, became an indirect wholly owned subsidiary of Oncor and was renamed Oncor NTU Partnership LP.
kWh	kilowatt-hours
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
Moody’s	Moody’s Investors Service, Inc. (a credit rating agency)
NTU	Oncor Electric Delivery Company NTU LLC (formerly SDTS until the closing of the InfraREIT Acquisition), a wholly owned indirect subsidiary of Oncor.
Oncor	Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, a direct, wholly owned subsidiary of STIH and the direct majority owner (80.25% equity interest) of Oncor
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

SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Sempra	Sempra Energy
Sempra Acquisition

Refers to the transactions contemplated by the plan of reorganization confirmed in the EFH Bankruptcy Proceedings and that certain Agreement and Plan of Merger, dated as of August 21, 2017, by and between EFH Corp., EFIH, Sempra and one of Sempra’s wholly owned subsidiaries, pursuant to which Sempra acquired the 80.03% of Oncor’s membership interests owned indirectly by EFH Corp. and EFIH. The transactions closed March 9, 2018.

Sempra-Sharyland Transaction	Refers to Sempra’s May 16, 2019 acquisition of an indirect 50-percent interest in Sharyland Holdings.
Sharyland	Refers to Sharyland Utilities, L.L.C. (formerly SU), a subsidiary of Sharyland Holdings.
Sharyland Holdings	Refers to Sharyland Holdings, L.P., an entity in which Sempra acquired an indirect 50-percent interest in the Sempra-Sharyland Transaction. Sharyland Holdings is the parent of Sharyland.
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

TCEH

Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly owned subsidiary of EFCH and, prior to the Vistra Spin-Off, the parent company of EFH Corp.’s subsidiaries that were engaged in electricity generation and wholesale and retail energy market activities.  Subsequent to the Vistra Spin-Off, Vistra continued substantially the same operations as TCEH.

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

Texas Transmission

Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor.  Texas Transmission is an entity indirectly owned by a private investment group led by OMERS Administration Corporation (acting through its infrastructure investment entity, OMERS Infrastructure Management Inc.) and Cheyne Walk Investment Pte. Ltd.  Texas Transmission is not affiliated with Sempra, EFH Corp., any of their subsidiaries, or any member of the Sponsor Group.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(millions of dollars)
Operating revenues (Note 3)	$1,211	$1,095	$3,268	$3,106
Operating expenses:
Wholesale transmission service	245	237	759	719
Operation and maintenance	222	214	647	636
Depreciation and amortization	186	169	536	503
Provision in lieu of income taxes (Note 9)	55	54	111	134
Taxes other than amounts related to income taxes	134	128	377	374
Total operating expenses	842	802	2,430	2,366
Operating income	369	293	838	740
Other deductions and (income) - net (Note 10)	14	13	56	63
Nonoperating benefit in lieu of income taxes	(5)	(3)	(12)	(13)
Interest expense and related charges (Note 10)	97	89	276	264
Net income	$263	$194	$518	$426

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(millions of dollars)
Net income	$263	$194	$518	$426
Other comprehensive income (loss):
Net effects of cash flow hedges (net of tax) (Note 1)	-	-	(2)	2
Defined benefit pension plans (net of tax)	1	1	4	2
Total other comprehensive income (loss)	1	1	2	4
Comprehensive income	$264	$195	$520	$430

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(millions of dollars)
Cash flows — operating activities:
Net income	$518	$426
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	599	589
Provision in lieu of deferred income taxes	40	37
Other – net	(2)	(1)
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 2)	(58)	130
Other operating assets and liabilities	(323)	(100)
Cash provided by operating activities	774	1,081
Cash flows — financing activities:
Issuances of long-term debt (Note 5)	2,460	800
Repayment of long-term debt (Note 5)	(742)	(825)
Proceeds of business acquisition bridge loan (Note 4)	600	-
Repayment of business acquisition bridge loan (Note 4)	(600)	-
Payment of acquired entity credit facilities (Note 4)	(114)	-
Net change in short-term borrowings (Note 4)	(813)	149
Capital contributions from members (Note 7)	1,540	144
Distributions to members (Note 7)	(213)	(30)
Debt discount, premium, financing and reacquisition costs – net	(41)	(9)
Cash provided by financing activities	2,077	229
Cash flows — investing activities:
Capital expenditures	(1,539)	(1,345)
Business acquisition (Note 11)	(1,324)	-
Other – net	19	15
Cash used in investing activities	(2,844)	(1,330)
Net change in cash and cash equivalents	7	(20)
Cash and cash equivalents — beginning balance	3	21
Cash and cash equivalents — ending balance	$10	$1

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At September 30,	At December 31,
	2019	2018
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$10	$3
Trade accounts receivable – net (Note 10)	784	559
Materials and supplies inventories — at average cost	150	116
Prepayments and other current assets	96	94
Total current assets	1,040	772
Investments and other property (Note 10)	127	120
Property, plant and equipment – net (Note 10)	18,973	16,090
Goodwill (Note 1)	4,739	4,064
Regulatory assets (Note 2)	1,765	1,691
Operating lease ROU and other assets (Note 6)	100	15
Total assets	$26,744	$22,752
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 4)	$-	$813
Long-term debt due currently (Note 5)	485	600
Trade accounts payable	353	300
Amounts payable to members related to income taxes (Note 9)	29	26
Accrued taxes other than amounts related to income	191	199
Accrued interest	95	68
Operating lease and other current liabilities (Note 6)	213	209
Total current liabilities	1,366	2,215
Long-term debt, less amounts due currently (Note 5)	8,491	5,835
Liability in lieu of deferred income taxes (Note 9)	1,791	1,602
Regulatory liabilities (Note 2)	2,780	2,697
Employee benefit, operating lease and other obligations (Notes 6, 8 and 10)	2,005	1,943
Total liabilities	16,433	14,292
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account ― number of units outstanding 2019 and 2018 – 635,000,000	10,472	8,624
Accumulated other comprehensive loss	(161)	(164)
Total membership interests	10,311	8,460
Total liabilities and membership interests	$26,744	$22,752

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

Our consolidated financial statements include the results of our wholly owned indirect subsidiary, NTU, which is a regulated utility that provides electricity transmission delivery service in the north-central,  western and panhandle regions of Texas. We acquired NTU as part of the InfraREIT Acquisition that closed on May 16, 2019.

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

Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our 2018 Form 10-K.  In the opinion of Oncor management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been made.  We have evaluated all subsequent events through the date the financial statements were issued.  All appropriate intercompany items and transactions have been eliminated in consolidation.  The results of operations for an interim period may not give a true indication of results for a full year due to seasonality (see Note 13 to Financial Statements in our 2018 Form 10-K for additional information regarding quarterly results of operations).  Our consolidated financial statements have been prepared in accordance with GAAP governing rate-regulated operations.  All dollar amounts in the financial statements and tables in the notes are stated in millions of U.S. dollars unless otherwise indicated.

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

Goodwill

We discuss goodwill in Note 1 to Financial Statements in our 2018 Form 10-K.  The increase in goodwill from $4,064 million at December 31, 2018 to $4,739 million at September 30, 2019 is due to the InfraREIT Acquisition. See Note 11 for more information on the InfraREIT Acquisition.

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

Topic 220, “Income Statement—Reporting Comprehensive Income” amended by ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” – In February 2018, the FASB issued ASU 2018-02, an amendment to Topic 220.  Under ASU 2018-02, an entity is required to provide certain disclosures regarding stranded tax effects, including its accounting policy related to releasing the income tax effects from accumulated other comprehensive income (AOCI).  We elected to reclassify stranded tax effects resulting from the TCJA from AOCI to capital accounts.  Our stranded tax effects in AOCI, which are related to previous interest rate cash flow hedges, were $4 million and increased our capital account upon reclassification.  We adopted the standard on a prospective basis effective January 1, 2019.

Topic 350, “Intangibles, Goodwill and Other —Internal-Use Software (Subtopic 40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service”  – In August 2018, the FASB issued ASU 2018-15 which clarifies the accounting for implementation costs in cloud computing arrangements.  ASU 2018-15 is required to be adopted in the first quarter of fiscal 2020 with earlier adoption permitted. We have early adopted on a prospective basis effective July 1, 2019.  The early adoption is not expected to have a material effect on our consolidated financial statements.

2.    REGULATORY MATTERS

Regulatory Assets and Liabilities

Recognition of regulatory assets and liabilities and the periods over which they are to be recovered or refunded through rate regulation reflect the decisions of the PUCT.  Components of our regulatory assets and liabilities and their remaining recovery periods as of September 30, 2019 are provided in the table below.  Amounts not currently earning a return through rate regulation are noted.

	Remaining Rate Recovery /Amortization Period
	At September 30, 2019	At September 30, 2019	At December 31, 2018
Regulatory assets:
Employee retirement liability (a)(b)(c)	To be determined	$624	$648
Employee retirement costs being amortized	8 years	270	297
Employee retirement costs incurred since the last rate review period (b)	To be determined	77	73
Self-insurance reserve (primarily storm recovery costs) being amortized	8 years	319	351
Self-insurance reserve incurred since the last rate review period (primarily storm related) (b)	To be determined	200	59
Securities reacquisition costs	Lives of related debt	30	10
Deferred conventional meter and metering facilities depreciation	1 year	21	36
Under-recovered AMS costs	8 years	169	185
Energy efficiency performance bonus (a)	1 year or less	11	7
Wholesale distribution substation service	To be determined	30	15
Other regulatory assets	Various	14	10
Total regulatory assets		1,765	1,691

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,154	1,023
Excess deferred taxes	Primarily over lives of related assets	1,592	1,571
Over-recovered wholesale transmission service expense (a)	1 year or less	13	89
Other regulatory liabilities	Various	21	14
Total regulatory liabilities		2,780	2,697
Net regulatory assets (liabilities)		$(1,015)	$(1,006)

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(c)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

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

DCRF (PUCT Docket No. 49427)

On April 8, 2019, we filed with the PUCT, as well as with cities with original jurisdiction over our rates, an application for approval of an updated DCRF.  The DCRF allows us to recover, primarily through our tariff for retail delivery service, certain costs related to our distribution investments.  In our DCRF application, we requested a $29 million increase in annual distribution revenues related to 2018 distribution investments.  On May 30, 2019, a stipulated settlement agreement among the parties to the proceeding was reached that included a $25 million increase in annual distribution revenues, and, on June 10, 2019, interim rates based on the stipulated settlement agreement were authorized to begin on September 1, 2019.  On September 12, 2019, the PUCT issued a final order implementing the settlement agreement and rates.

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

On October 8, 2019, Oncor filed a joint motion to admit evidence and for approval of Joint Proposed Order, as agreed to by the PUCT staff and the Steering Committee of Cities. We anticipate that the PUCT will consider the Joint Proposed Order by the first quarter of 2020.   We cannot predict the outcome of the proceeding at this time.

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

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$633	$604	$1,629	$1,640
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	181	137	493	403
Billed to REPs serving Oncor distribution customers, through TCRF	105	77	282	234
Total transmission base revenues	286	214	775	637
Other miscellaneous revenues	31	17	66	48
Total revenues contributing to earnings	950	835	2,470	2,325

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	245	237	759	719
EECRF and other regulatory charges	16	23	39	62
Revenues collected for pass-through expenses	261	260	798	781

Total operating revenues	$1,211	$1,095	$3,268	$3,106

Customers

Our distribution customers consist of approximately 90 REPs and certain electric cooperatives in our certificated service area.  The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.  Our transmission base revenues are collected from load serving entities benefiting from our transmission system.  Our transmission customers consist of municipalities, electric cooperatives and other distribution companies.  REP subsidiaries of our two largest counterparties represented 24% and 19% of our total operating revenues for the three months ended September 30, 2019, and 22% and 18% of our total operating revenues for the nine months ended September 30, 2019.  No other customer represented more than 10% of our total operating revenues.

Variability

Our revenues and cash flows are subject to seasonality, timing of customer billings, weather conditions and other electricity usage drivers, with revenues being highest in the summer. Payment is due 35 days after invoicing. Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are recoverable as a regulatory asset.

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

4.    SHORT-TERM BORROWINGS

At September 30, 2019 and December 31, 2018, outstanding short-term borrowings under our CP Program and Credit Facility consisted of the following:

	At September 30,	At December 31,
	2019	2018
Total borrowing capacity	$2,000	$2,000
Commercial paper outstanding (a)	-	(813)
Credit facility outstanding (b)	-	-
Letters of credit outstanding (c)	(10)	(9)
Available unused credit	$1,990	$1,178

____________

a)	The weighted average interest rate for commercial paper at December 31, 2018 was 2.74%.
b)	At September 30, 2019, the applicable interest rate for any outstanding borrowings would have been LIBOR plus 1.00%.
c)	The interest rate on outstanding letters of credit at both September 30, 2019 and December 31, 2018 was 1.20% based on our credit ratings.

CP Program

In March 2018, we established the CP Program, under which we may issue unsecured commercial paper notes (CP Notes) on a private placement basis up to a maximum aggregate face or principal amount outstanding at any time of $2.0 billion.  The proceeds of CP Notes issued under the CP Program are used for working capital and general corporate purposes. The CP Program obtains liquidity support from our Credit Facility, which is discussed below.  We may utilize either the CP Program or the Credit Facility, at our option, to meet our funding needs.

Credit Facility

At September 30, 2019, we had a $2.0 billion unsecured Credit Facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for commercial paper issuances.  We may request increases in our borrowing capacity in increments of not less than $100 million, not to exceed $400 million in the aggregate provided certain conditions are met, including lender approvals. The Credit Facility’s five-year term expires in November 2022 and gives us the option of requesting up to two one-year extensions, with such extensions subject to certain conditions and lender approvals.  Borrowings are classified as short-term on the balance sheet.

May 2019 Short-Term Bridge Loan

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

On May 15, 2019, we borrowed $600 million under the Bridge Loan to pay, at closing of the InfraREIT Acquisition, all amounts outstanding under SDTS’s term loan, all amounts outstanding under the revolving credit facilities of SDTS and InfraREIT Partners, and amounts owed to discharge certain outstanding notes of InfraREIT’s subsidiaries.  The borrowing under the Bridge Loan bore interest at a per annum rate equal to LIBOR plus 0.65%. The Bridge Loan was repaid in full in May 2019 with the proceeds from our May 23, 2019 senior secured notes issuance (discussed in Note 5 below) and as a result the agreement is no longer in effect.

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

5.    LONG-TERM DEBT

Our senior notes are secured by a first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.  At September 30, 2019 and December 31, 2018, our long-term debt consisted of the following:

	September 30,	December 31,
	2019	2018
Fixed Rate Secured:
2.15% Senior Notes due June 1, 2019	$-	$250
5.75% Senior Notes due September 30, 2020	126	126
8.50% Senior Notes, Series C, due December 30, 2020	14	-
4.10% Senior Notes, due June 1, 2022	400	400
7.00% Debentures due September 1, 2022	482	482
2.75% Senior Notes due June 1, 2024	500	-
2.95% Senior Notes due April 1, 2025	350	350
3.86% Senior Notes, Series A, due December 3, 2025	174	-
3.86% Senior Notes, Series B, due January 14, 2026	38	-
3.70% Senior Notes due November 15, 2028	650	350
5.75% Senior Notes due March 15, 2029	318	318
7.25% Senior Notes, Series B, due December 30, 2029	37	-
6.47% Senior Notes, Series A, due September 30, 2030	84	-
7.00% Senior Notes due May 1, 2032	500	500
7.25% Senior Notes due January 15, 2033	350	350
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	500	500
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes, due June 1, 2049	500	-
3.10% Senior Notes, due September 15, 2049	700	-
Secured long-term debt	8,223	6,126
Unsecured:
Term loan credit agreement maturing December 9, 2019	350	350
Term loan credit agreement maturing October 6, 2020	460	-
Total long-term debt	9,033	6,476
Unamortized discount and debt issuance costs	(57)	(41)
Less amount due currently	(485)	(600)
Long-term debt, less amounts due currently	$8,491	$5,835

Long-Term Debt-Related Activity in 2019

Long-Term Debt Activity in Connection with InfraREIT Acquisition

In connection with the closing of the InfraREIT Acquisition, on May 16, 2019, we extinguished all of the $839 million of outstanding long-term debt of InfraREIT and its subsidiaries through repayment of $288 million principal amount of outstanding InfraREIT subsidiary senior notes (plus $5 million in accrued interest and $19 million in make-whole fees relating to those notes), repayment of an outstanding $200 million principal amount InfraREIT subsidiary term loan and the exchange of $351 million principal amount of outstanding InfraREIT subsidiary senior notes for a like principal amount of newly issued Oncor secured senior notes.

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

Additional Debt Repayments

Repayments of long-term debt in the nine months ended September 30, 2019 included $250 million aggregate principal amount of our 2.15% senior secured notes due June 1, 2019, $488 million aggregate principal amount of long-term debt of InfraREIT’s subsidiaries that we paid on May 16, 2019 in connection with and immediately following the InfraREIT Acquisition and $4 million principal amount of the quarterly amortizing debt for our 2020 Notes, 2029 Notes and 2030 Notes.

Additional Long-Term Debt Issuances

On September 12, 2019, we completed a sale of $700 million aggregate principal amount of 3.10% Senior Secured Notes due September 15, 2049 (3.10% 2049 Notes). We used the proceeds (net of the initial purchasers’ discount, fees and expenses) of $689 million from the sale of the 3.10% 2049 Notes for general corporate purposes, including to repay CP Notes, when due, under our CP Program. Interest and the applicable principal repayment for the 3.10% 2049 Notes are payable on the 15th day of March and September of each year, beginning March 15, 2020.

On May 23, 2019, we completed a sale of $500 million aggregate principal amount of 2.75% Senior Secured Notes due 2024 (2024 Notes), $300 million aggregate principal amount of 3.70% Senior Secured Notes due 2028 (2028 Notes) and $500 million aggregate principal amount of 3.80% Senior Secured Notes due 2049 (3.80% 2049 Notes and, together with the 2024 Notes and the 2028 Notes, the New Indenture Notes). The 2028 Notes constitute an additional issuance of our 3.70% Senior Secured Notes due 2028, $350 million of which we previously issued on

August 10, 2018 and are currently outstanding (Outstanding Notes). The 2028 Notes were issued as part of the same series as the Outstanding Notes. Additionally, the 2028 Notes exchanged or sold in connection with the transactions contemplated by a registration rights agreement are expected to become fungible with the Outstanding Notes. We used the proceeds (net of the initial purchasers’ discount, fees, expenses and accrued interest) of $1,297 million from the sale of the New Indenture Notes for general corporate purposes, including to repay all amounts outstanding under the Bridge Loan, to repay our $250 million aggregate principal amount of 2.15% Senior Secured Notes due June 1, 2019 and to repay CP Notes, when due, under our CP Program. For more information on the Bridge Loan, see Note 4.

The New Indenture Notes and 3.10% 2049 Notes were issued in separate private placements and were not registered under the Securities Act.  We have agreed, subject to certain exceptions, to register with the SEC notes having substantially identical terms as the New Indenture Notes and 3.10% 2049 Notes (except for provisions relating to the transfer restriction and payment of additional interest) as part of our offers to exchange freely tradable exchange notes for the New Indenture Notes and 3.10% 2049 Notes.  We have agreed to use commercially reasonable efforts to cause the exchange offers to be completed within 315 days after the applicable issue date of the New Indenture Notes and 3.10% 2049 Notes.  If a registration statement for the exchange offers is not declared effective by the SEC within 270 days after the applicable issue date of the New Indenture Notes and 3.10% 2049 Notes or the exchange offers are not completed within 315 days after the applicable issue date of the New Indenture Notes and 3.10% 2049 Notes (an exchange default), then the annual interest rate on the New Indenture Notes and 3.10% 2049 Notes, as applicable, will increase 50 basis points per annum until the earlier of the expiration of the exchange default or the second anniversary of the applicable issue dates of the New Indenture Notes and 3.10% 2049 Notes. The registration statement for the exchange offers was declared effective by the SEC on October 17, 2019, which was within 270 days of the applicable issue date of the New Indenture Notes and the 3.10% 2049 Notes.

September 2019 Term Loan Credit Agreement

On September 6, 2019, we entered into an unsecured term loan credit agreement (2019 Term Loan Agreement) in an aggregate principal amount of up to $460 million.  The agreement has a 13-month term, maturing on October 6, 2020. We borrowed the full aggregate principal amount available under the 2019 Term Loan Agreement of $460 million on September 25, 2019. The term loan bears interest at per annum rates equal to, at Oncor’s option, (i) LIBOR plus 0.50%, or (ii) an alternate base rate (the highest of (1) the prime rate of Wells Fargo, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1%). We used the proceeds (net of fees and expenses) for general corporate purposes, including to repay CP Notes, when due, under our CP program.

Deed of Trust

Our secured indebtedness is secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At September 30, 2019, the amount of available bond credits was $2,784 million and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $1,942 million.

Borrowings under the CP Program, the Credit Facility, and our term loan credit agreements are not secured.

Maturities

Long-term maturities (including current maturities) at September 30, 2019, are as follows:

Year	Amount
2019	$485
2020	481
2021	9
2022	891
2023	10
Thereafter	7,157
Unamortized discount and debt issuance costs	(57)
Total	$8,976

Fair Value of Long-Term Debt

At September 30, 2019 and December 31, 2018, the estimated fair value of our long-term debt (including current maturities) totaled $10,477 million and $7,086 million, respectively, and the carrying amount totaled $8,976 million and $6,435 million, respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

6.    COMMITMENTS AND CONTINGENCIES

Legal/Regulatory Proceedings

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.  See Notes 2, 8 and 11 to Financial Statements in our 2018 Form 10-K for additional information regarding our regulatory and legal proceedings, respectively.

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

Lease Obligations, Lease Costs and Other Supplemental Data

The following tables summarize lease information as of and for the nine months ended September 30, 2019.

At September 30,
2019
Operating Leases:
ROU assets:
Operating lease ROU assets and other	$88

Lease liabilities:
Operating lease and other current liabilities	$25
Employee benefit, operating lease and other obligations	63
Total operating lease liabilities	$88

Weighted-average remaining lease term (in years)	4
Weighted-average discount rate	3.4%

The components of lease costs and cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost:
Operating lease costs (including amounts allocated to property, plant and equipment)	$10	$29
Short-term lease costs	9	32
Total operating lease costs	$19	$61

Operating lease payments:
Cash paid for amounts included in the measurement of lease liabilities	$8	$23

The table below presents the maturity analysis of our lease liabilities and reconciliation to the present value of lease liabilities:

Year	Amount
2019 (remaining three months)	$8
2020	25
2021	23
2022	17
2023	10
Thereafter	9
Total undiscounted lease payments	92
Less imputed interest	(4)
Total future minimum lease payments	$88

Lease Disclosures Under Previous GAAP

The table below presents the future minimum lease payments as of December 31, 2018 under previous GAAP:

Year	Amount
2019	$29
2020	22
2021	20
2022	15
2023	8
Thereafter	5
Total future minimum lease payments	$99

7.    MEMBERSHIP INTERESTS

Cash Contributions

On October 28, 2019, our members made capital contributions in an aggregate amount of $98 million.  In May 2019, Sempra and certain indirect equity holders of Texas Transmission made capital contributions in an aggregate amount of $1,330 million to fund the cash consideration and certain expenses payable in connection with the InfraREIT Acquisition. For more information on the InfraREIT Acquisition, see Note 11.

The  following is a summary of cash contributions Oncor received during the nine months ended September 30, 2019.

Payment Date	Amount
July 29, 2019	$70
May 15, 2019	1,330
April 30, 2019	70
February 19, 2019	70

Cash Distributions

The PUCT order issued in the Sempra Acquisition and our limited liability company agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to be out of compliance with the PUCT’s approved debt-to-equity ratio, which is currently 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of our board, a majority of the disinterested directors, or any Texas Transmission director to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment).  At September 30, 2019, we had $27 million available to distribute to our members as our regulatory capitalization ratio was 57.4% debt to 42.6% equity.

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

On October 29, 2019, based on the amount available for distribution on such date,  our board of directors declared a cash distribution of $106 million, which was paid to our members on October 31, 2019.  During the nine months ended September 30, 2019, our board of directors declared and we paid the following cash distributions to our members:

Declaration Date	Payment Date	Amount
July 30, 2019	July 31, 2019	$71
May 1, 2019	May 2, 2019	71
February 20, 2019	February 22, 2019	71

Membership Interests

The following tables present the changes to membership interests during the three months and nine months ended September 30, 2019 and 2018, net of tax:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
	Three Months Ended September 30, 2019
Balance at June 30, 2019	$10,210	$(164)	$10,046
Net income	263	-	263
Distributions	(71)	-	(71)
Capital contributions	70	-	70
Net effects of cash flow hedges	-	1	1
Defined benefit pension plans	-	2	2
Balance at September 30, 2019	$10,472	$(161)	$10,311

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
	Three Months Ended September 30, 2018
Balance at June 30, 2018	$8,380	$(99)	$8,281
Net income	194	-	194
Distributions	(30)	-	(30)
Net effects of cash flow hedges	-	2	2
Balance at September 30, 2018	$8,544	$(97)	$8,447

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
	Nine Months Ended September 30, 2019
Balance at December 31, 2018	$8,624	$(164)	$8,460
Net income	518	-	518
Distributions	(213)	-	(213)
Capital contributions	1,540	-	1,540
Net effects of cash flow hedges (Note 1)	3	(1)	2
Defined benefit pension plans	-	4	4
Balance at September 30, 2019	$10,472	$(161)	$10,311

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
	Nine Months Ended September 30, 2018
Balance at December 31, 2017	$8,004	$(101)	$7,903
Net income	426	-	426
Distributions	(30)	-	(30)
Capital contributions	144	-	144
Net effects of cash flow hedges	-	2	2
Defined benefit pension plans	-	2	2
Balance at September 30, 2018	$8,544	$(97)	$8,447

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the nine months ended September 30, 2019 and 2018, net of tax:

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(16)	$(148)	$(164)
Defined benefit pension plans	-	5	5
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	2	-	2
Amounts reclassified from accumulated other comprehensive income (loss) to capital account (Note 1)	(4)	-	(4)
Balance at September 30, 2019	$(18)	$(143)	$(161)

Balance at December 31, 2017	$(18)	$(83)	$(101)
Defined benefit pension plans	-	2	2
Amounts reclassified from accumulated other comprehensive income (loss) and reported in interest expense and related charges	2	-	2
Balance at September 30, 2018	$(16)	$(81)	$(97)

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

Pension and OPEB Costs

Our net costs related to pension plans and the Oncor OPEB Plans for the three and nine months ended September 30, 2019 and 2018 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Components of net allocated pension costs:
Service cost	$6	$7	$19	$21
Interest cost	32	29	96	89
Expected return on assets	(29)	(29)	(89)	(89)
Amortization of net loss	7	12	22	36
Net pension costs	16	19	48	57
Components of net OPEB costs:
Service cost	2	2	5	6
Interest cost	10	11	32	33
Expected return on assets	(2)	(2)	(6)	(6)
Amortization of prior service cost	(5)	(8)	(15)	(21)
Amortization of net loss	5	14	14	41
Net OPEB costs	10	17	30	53
Total net pension and OPEB costs	26	36	78	110
Less amounts deferred principally as property or a regulatory asset	(7)	(17)	(20)	(52)
Net amounts recognized as operation and maintenance expense or other deductions	$19	$19	$58	$58

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

Pension and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and Oncor OPEB Plans of $26 million and $26 million, respectively, during the nine months ended September 30, 2019.  We expect to make additional cash contributions to the pension plans and Oncor OPEB Plans of $15 million and $9 million, respectively, during the remainder of 2019.  Our aggregate pension plans and Oncor OPEB Plans funding is expected to total approximately $527 million and $175 million, respectively, in the 2019 to 2023 period based on the latest actuarial projections.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheets consisted of the following:

	At September 30, 2019			At December 31, 2018
	STH	Texas Transmission	Total	STH	Texas Transmission	Total

Federal income taxes payable (receivable)	$10	$2	$12	$4	$1	$5
Texas margin taxes payable	17	-	17	21	-	21
Net payable (receivable)	$27	$2	$29	$25	$1	$26

Cash payments made to (received from) members related to income taxes consisted of the following:

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	STH	Texas Transmission	Total	STH	EFH Corp.	Texas Transmission	Total

Federal income taxes	$29	$7	$36	$41	$(19)	$6	$28
Texas margin taxes	22	-	22	21	-	-	21
Total payments (receipts)	$51	$7	$58	$62	$(19)	$6	$49

See Note 7 for information regarding distributions to and capital contributions from members, including an aggregate of $1,330 million in capital contributions received from members to fund the InfraREIT Acquisition and certain expenses.

•

From the May 16, 2019 InfraREIT Acquisition date through September 30, 2019, Sharyland provided wholesale transmission service to us in the amount of $5 million and we provided Sharyland with substation monitoring and switching services of less than $1 million.

10.   SUPPLEMENTARY FINANCIAL INFORMATION

Other Deductions and (Income)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Professional fees	$2	$-	$6	$4
Sempra Acquisition related costs	-	-	-	16
InfraREIT Acquisition related costs	-	-	9	-
Recoverable pension and OPEB - non-service costs	14	13	42	40
Non-recoverable pension and OPEB costs (Note 8)	1	1	3	4
Other, including interest income	(3)	(1)	(4)	(1)
Total other deductions and (income) - net	$14	$13	$56	$63

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Interest	$98	$90	$280	$268
Amortization of debt issuance costs and discounts	3	2	7	5
Less allowance for funds used during construction – capitalized interest portion	(4)	(3)	(11)	(9)
Total interest expense and related charges	$97	$89	$276	$264

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2019	2018

Gross trade accounts and other receivables	$788	$562
Allowance for uncollectible accounts	(4)	(3)
Trade accounts receivable – net	$784	$559

At September 30, 2019, REP subsidiaries of our two largest customers represented 16% and 14% of the trade receivable balance, respectively.  At December 31, 2018, REP subsidiaries of our two largest counterparties represented 13% and 10% of the trade accounts receivable balance, respectively.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheets consisted of the following:

	At September 30,	At December 31,
	2019	2018

Assets related to employee benefit plans, including employee savings programs	$113	$108
Land	12	12
Other	2	-
Total investments and other property	$127	$120

Property, Plant and Equipment

Property, plant and equipment - net reported on our balance sheets consisted of the following. Property, plant and equipment - net at September 30, 2019 includes an increase of approximately $1,800 million due to the InfraREIT Acquisition:

	Composite Depreciation Rate/	At September 30,	At December 31,
	Avg. Life at September 30, 2019	2019	2018
Assets in service:
Distribution	2.8% / 35.7 years	$13,833	$13,105
Transmission	2.8% / 35.1 years	10,681	8,568
Other assets	6.9% / 14.5 years	1,546	1,497
Total		26,060	23,170
Less accumulated depreciation		7,949	7,513
Net of accumulated depreciation		18,111	15,657
Construction work in progress		843	417
Held for future use		19	16
Property, plant and equipment – net		$18,973	$16,090

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheets as part of property, plant and equipment consisted of the following:

	At September 30, 2019			At December 31, 2018
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Identifiable intangible assets subject to amortization:
Land easements	$559	$106	$453	$464	$101	$363
Capitalized software	806	422	384	787	385	402
Total	$1,365	$528	$837	$1,251	$486	$765

Aggregate amortization expenses for intangible assets totaled $13 million for both of the three months ended September 30, 2019 and 2018 and $39 million for each of the nine months ended September 30, 2019 and 2018.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense
2019	$52
2020	52
2021	52
2022	52
2023	51

Employee Benefit, Operating Lease and Other Obligations

Employee benefit, operating lease and other obligations reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2019	2018

Retirement plans and other employee benefits	1,854	$1,858
Operating lease liabilities	62	-
Investment tax credits	7	8
Other	82	77
Total employee benefit, operating lease and other obligations	$2,005	$1,943

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2019	2018

Cash payments (receipts) related to:
Interest	$256	$243
Less capitalized interest	(11)	(9)
Interest payments (net of amounts capitalized)	$245	$234
Amount in lieu of income taxes (a):
Federal	$36	$28
State	22	21
Total payments (receipts) in lieu of income taxes	$58	$49

Noncash increase in operating lease obligations for ROU assets	$26	$-

Noncash investing and financing activity (b):
Acquisition:
Assets acquired	2,545	$-
Liabilities assumed	(1,221)	-
Cash paid	$1,324	$-

Noncash construction expenditures (c)	$257	$136

____________

(a)	See Note 9 for income tax related detail.
(b)	See Note 5 for more information on noncash debt exchanges related to InfraREIT Acquisition.
(c)	Represents end-of-period accruals.

11.   INFRAREIT ACQUISITION

On May 16, 2019, we completed the InfraREIT Acquisition, pursuant to which we acquired all of the equity interests of InfraREIT and its subsidiary, InfraREIT Partners. The InfraREIT Acquisition occurred through the merger of InfraREIT with and into a newly formed wholly owned subsidiary of Oncor, followed by the merger of another newly formed wholly owned subsidiary of Oncor with and into InfraREIT Partners.  The stockholders of InfraREIT and the limited partners of InfraREIT Partners received $21.00 in cash per share of common stock or limited partnership unit, as applicable, resulting in a total cash consideration of $1,275 million.  In addition, we paid certain transaction costs incurred by InfraREIT (including a management agreement termination fee of $40 million that InfraREIT paid an affiliate of Hunt Consolidated, Inc. at closing), with the aggregate cash consideration and payment of InfraREIT expenses totaling $1,324 million.

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

On May 15, 2019, in connection with the InfraREIT Acquisition, we received capital contributions in an aggregate amount of $1,330 million from Sempra and certain indirect equity holders of Texas Transmission to fund the cash consideration and certain transaction expenses.

As a condition to the InfraREIT Acquisition, SDTS, and SDTS’s tenant, SU, completed the SDTS-SU Asset Exchange immediately prior to the closing of the InfraREIT Acquisition, pursuant to which SDTS exchanged certain of its south Texas assets for certain north Texas assets owned by SU. The north Texas assets acquired by SDTS consisted of certain real property and other assets owned by SU and used in the electric transmission and distribution business in central, north and west Texas, as well as equity interests in GS Project Entity, L.L.C., a Texas limited liability company that was merged with and into SDTS. The south Texas assets acquired by SU consisted of real property and other assets near the Texas-Mexico border. As a result of the InfraREIT Acquisition closing, we and our subsidiary NTU now own all of the assets and projects in the north, central, west and panhandle regions of Texas held by SDTS and SU immediately prior to the InfraREIT Acquisition, and Sharyland owns the assets that were held by SU and SDTS in south Texas immediately prior to the InfraREIT Acquisition.  The assets we acquired include approximately 1,575 miles of transmission lines, including 1,235 circuit miles of 345kV transmission lines and approximately 340 circuit miles of 138kV transmission lines. The north, central, and west Texas transmission system acquired by us in the transaction is directly connected to approximately 20 operational generation facilities totaling approximately 3,900 MW and serves over 50 substations.

In addition, as a condition to the closing of the SDTS-SU Asset Exchange, Sempra acquired an indirect 50 percent interest in Sharyland Holdings, the parent of Sharyland, in the Sempra-Sharyland Transaction. As a result of the Sempra-Sharyland Transaction, Sharyland is now our affiliate for purposes of PUCT rules. Pursuant to the agreement governing the SDTS-SU Asset Exchange and the PUCT order in Docket No. 48929 approving the InfraREIT Acquisition, upon closing of the InfraREIT Acquisition we entered into an operation agreement pursuant to which we will provide certain operations services to Sharyland at cost with no markup or profit.

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

The following tables set forth the purchase price paid and the allocation of the total purchase price paid to the identifiable assets acquired and liabilities assumed. The purchase price allocation is preliminary and the allocation to each identifiable asset acquired and liability assumed may change based upon the receipt of more detailed information and additional analyses related primarily to deferred tax liabilities.  In the three months ended September 30, 2019, we made various purchase price allocation adjustments related primarily to working capital accounts resulting in a $12 million reduction to goodwill.  We currently expect the final purchase price allocation will be completed no later than the second quarter of 2020.

The total purchase price paid was comprised of the following

Purchase of outstanding InfraREIT shares and units	$1,275
Certain transaction costs of InfraREIT paid by Oncor (a)	49
Total purchase price paid	$1,324

__________________

(a)

Represents certain transaction costs incurred by InfraREIT in connection with the transaction and paid by Oncor, including a  $40 million management termination fee payable to an affiliate of Hunt Consolidated, Inc.

Purchase price allocation is as follows:
As of May 16, 2019
Assets acquired:
Current assets	$44
Property, plant and equipment - net	1,800
Goodwill	675
Regulatory assets	16
Other noncurrent assets	10
Total assets acquired	2,545

Liabilities assumed:
Short-term debt	114
Other current liabilities	22
Regulatory liabilities	148
Liability in lieu of deferred income taxes	98
Long-term debt, including due currently	839
Total liabilities assumed	1,221
Net assets acquired	1,324
Total purchase price paid	$1,324

The goodwill of $675 million arising from the InfraREIT Acquisition is attributable to the assets acquired, which expand our transmission footprint and help us support ERCOT market growth. None of the goodwill is recoverable nor provides a tax benefit in the rate-making process.  We did not assume any employee benefit obligations in the acquisition.

Acquisition costs incurred in the InfraREIT Acquisition by Oncor and recorded to other deductions totaled $9 million for the nine months ended September 30, 2019.  Our condensed statements of consolidated income include revenues and net income of the acquired business totaling $93 million and $36 million, respectively, since the May 16, 2019 acquisition date.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information for the nine months ended September 30, 2019 and 2018 assumes that the InfraREIT Acquisition occurred on January 1, 2018. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the results of operations that would have occurred had the InfraREIT Acquisition been completed on January 1, 2018, nor is the unaudited pro forma financial information indicative of future results of operations, which may differ materially from the pro forma financial information presented here.

	Nine Months Ended September 30,
	2019	2018
Oncor Consolidated Pro Forma Revenues	$3,352	$3,268

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months and nine months ended September 30, 2019 and 2018 should be read in conjunction with the condensed financial statements and the notes to those statements herein as well as the consolidated financial statements and the notes to those statements and “Risk Factors” contained in our 2018 Form 10-K.

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

Our condensed consolidated financial statements include the results of our wholly owned indirect subsidiary, NTU, which is a regulated utility that provides electricity transmission delivery service in the north-central, western and panhandle regions of Texas. We acquired NTU as part of the InfraREIT Acquisition that closed on May 16, 2019.

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

Significant Activities and Events

InfraREIT Acquisition —  On May 16, 2019, we completed the InfraREIT Acquisition, pursuant to which we acquired all of the equity interests of InfraREIT and InfraREIT Partners. The cash consideration paid to stockholders of InfraREIT and limited partners of its subsidiary, InfraREIT Partners, totaled $1,275 million. In addition, we paid certain transaction costs incurred by InfraREIT (including a management agreement termination fee of $40 million that InfraREIT paid an affiliate of Hunt Consolidated, Inc. at closing), with the aggregate cash consideration and payment of certain InfraREIT expenses totaling $1,324 million. In connection with and immediately after the closing of the InfraREIT Acquisition, on May 16, 2019, we also extinguished all $953 million aggregate principal amount of the outstanding debt of InfraREIT and its subsidiaries through repayment of $602 million of InfraREIT subsidiary debt and the exchange of $351 million of InfraREIT subsidiary debt for newly issued Oncor senior secured notes. See Notes 4, 5 and 11 to Financial Statements for more information on the exchange of notes and repayment of debt of InfraREIT and its subsidiaries.    The InfraREIT Acquisition expanded Oncor’s existing

footprint in Texas by adding various electricity transmission and distribution assets and projects in the north, central, west and panhandle regions of Texas.    Among those projects is an estimated $400 million joint project with Lubbock Power & Light (LP&L), with costs to ultimately be split by Oncor and LP&L, that involves the build out of transmission lines and associated station work to join the City of Lubbock to the ERCOT market.    Oncor is expected to fund approximately $10 million of the project in 2019, with the remainder to be spent in 2020 and 2021.  The project requires approval of four Certificates of Convenience and Necessity by the PUCT, two of which have been approved in PUCT Docket Nos. 48625 and 48668, and two of which are pending in PUCT Docket Nos. 48909 and 49151.    This project is expected to add approximately 175 miles of transmission lines to Oncor’s service territory by 2021.

Debt-Related Activities —  In September 2019, we issued $700 million aggregate principal amount of 3.10% 2049 Notes and entered into the 2019 Term Loan Agreement in an aggregate principal amount of up to $460 million. The 2019 Term Loan Agreement has a 13-month term, maturing on October 6, 2020. We borrowed $460 million under the 2019 Term Loan Agreement on September 25, 2019. See Note 5 to Financial Statements for more information on these transactions.

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

Also in May 2019, we issued (i) $351 million of NPA Notes in exchange for a like principal amount of notes issued by InfraREIT subsidiaries, (ii) $500 million aggregate principal amount of 2024 Notes, (iii) $300 million aggregate principal amount of 2028 Notes, and (iv) $500 million aggregate principal amount of 3.80% 2049 Notes. Repayments of long-term debt in the nine months ended September 30, 2019 consisted of our repayment of $250 million aggregate principal amount of senior secured notes due June 1, 2019,  the repayment of $488 million aggregate principal amount of certain InfraREIT-related long-term debt on May 16, 2019, in connection with and immediately following the closing of the InfraREIT Acquisition and the repayment of $4 million principal amount of quarterly amortizing debt for our 2020 Notes, 2029 Notes and 2030 Notes.  See Note 5 to Financial Statements regarding the new long-term debt issuances and long-term debt repayments and Note 11 to Financial Statements regarding the InfraREIT Acquisition.

Matters with the PUCT —See discussion below under “Regulation and Rates – Matters with the PUCT.”

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2019	2018	Change	2019	2018	Change
Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	15,588	14,486	7.6	35,778	36,310	(1.5)
Commercial, industrial, small business and other	25,246	23,677	6.6	66,684	63,946	4.3
Total electric energy volumes	40,834	38,163	7.0	102,462	100,256	2.2
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)				89.0	94.0	(5.3)
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.3	1.4	(7.1)
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				68.7	69.5	(1.2)
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)				3,673	3,607	1.8

	Three Months Ended September 30,		$	Nine Months Ended September 30,		$
	2019	2018	Change	2019	2018	Change
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$633	$604	$29	$1,629	$1,640	$(11)
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	181	137	44	493	403	90
Billed to REPs serving Oncor distribution customers, through TCRF	105	77	28	282	234	48
Total transmission base revenues	286	214	72	775	637	138
Other miscellaneous revenues	31	17	14	66	48	18
Total revenues contributing to earnings	950	835	115	2,470	2,325	145

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	245	237	8	759	719	40
EECRF and other regulatory charges	16	23	(7)	39	62	(23)
Total revenues collected for pass-through expenses	261	260	1	798	781	17

Total operating revenues	$1,211	$1,095	$116	$3,268	$3,106	$162

________________

(a)

SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.  The statistics presented are based on twelve months ended September 30, 2019 and 2018 data.

Financial Results — Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Total operating revenues increased $116 million, or 11%, to $1,211 million in 2019.  Revenue is billed under tariffs approved by the PUCT.

Revenues that contribute to earnings increased $115 million during the three months ended September 30, 2019.  The change reflected the following components:

•

An Increase in Distribution Base Revenues — Distribution base rate revenues increased $29 million during the three months ended September 30, 2019.  Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The PUCT allows utilities to file, under certain circumstances, rate adjustments between comprehensive base rate proceedings to recover distribution investments and certain other related costs on an interim basis.  The increase in distribution base rate revenues primarily reflects:

o	$28 million net increase due to higher consumption driven primarily by weather,
o	$7 million increase due to growth in points of delivery, and
o	$6 million increase due to the effects of the DCRF rate increases effective September 1, 2019 and 2018,
o	Partially offset by $12 million decrease due to refund of excess deferred federal income taxes beginning October 2018.

See the DCRF Filings Table below for a listing of annual filings impacting revenues for 2019 and 2018.

DCRF Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact
49427	April 2019	September 2019	$25
48231	April 2018	September 2018	$15

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) increased $72 million during the three months ended September 30, 2019.  TCOS revenues are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The increase in TCOS revenues for the three months ended September 30, 2019 compared to the 2018 period reflects a:

o	$57 million increase due to the InfraREIT Acquisition, and
o	$22 million increase due to effects of TCOS updates,
o	Partially offset by a $2 million decrease due to the refund of excess deferred federal income taxes resulting from the TCJA, and
o	$5 million decrease due to InfraREIT Acquisition merger savings credit.

See TCOS Filings Table below for a listing of transmission interim rate update applications and anticipated impacts on revenues for the three months ended September 30, 2019 and 2018, as well as filings and the anticipated impact to revenues for the year ended December 31, 2019.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
49793	July 2019	September 2019	$33	$21	$12
49160	January 2019	April 2019	$19	$12	$7
48559	July 2018	October 2018	$21	$13	$8
48325 (TCJA)	May 2018	July 2018	$(15)	$(10)	$(5)
47988	January 2018	March 2018	$14	$9	$5

•

An Increase in Other Miscellaneous Revenues — Other miscellaneous revenues increased $14 million primarily due to $5 million of NTU wholesale distribution substation service revenues and an energy efficiency performance bonus of $9 million recorded in the current period.

Revenues collected for pass-through expenses increased $1 million during the three months ended September 30, 2019.  While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings.  The net change reflected the following components:

•

An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF revenues increased $8 million during the three months ended September 30, 2019.  TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to third-party transmission service providers under their TCOS rates and the retail portion of our own TCOS rate described above.  Changes in our TCRF Third-Party revenue are to pass through an increase in third-party wholesale transmission service expense.  At September 30, 2019, $13 million was deferred as over -recovered wholesale transmission service expense (see Note 2 to Financial Statements).  PUCT rules require us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  See TCRF Filings Table below for a listing of TCRF filings impacting cash flows for the nine months ended September 30, 2019 and 2018, as well as filings and the anticipated impacts to cash flows for the year ended December 31, 2019.

TCRF Filings Table

			Billing Impact
			for Period Effective
Docket No.	Filed	Effective	Increase (Decrease)
49593	May 2019	September 2019 - February 2020	$192
48930	November 2018	March 2019 - August 2019	$(121)
48408	May 2018	September 2018 - February 2019	$110
47824	December 2017	March 2018 - August 2018	$(52)
46957	March 2017	December 2017 - February 2018	$(28)

•

A Net Decrease in EECRF and Other Regulatory Surcharges — EECRF and other regulatory surcharge revenues decreased by $7 million during the three months ended September 30, 2019.  The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and refund or recover any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The net decrease is due to a  $7 million reduction due to cessation of certain rate case expense and remand surcharges.  See EECRF Filings Table below for a listing of

EECRF filings impacting revenues for the three months ended September 30, 2019 and 2018, as well as filings that will impact revenues for the year ended December 31, 2019.

EECRF Filings Table

Docket No.	Filed	Effective	Program Costs	Performance Bonus	Under-/ (Over)- Recovery
49594	May 2019	March 2020	$50	$9	$(3)
48421	June 2018	March 2019	$50	$7	$-
47235	June 2017	March 2018	$50	$12	$(6)
46013	June 2016	March 2017	$49	$10	$(4)

Wholesale transmission service expense increased $8 million, or 3%, to $245 million in 2019 due to higher fees paid to third-party transmission entities.

Operation and maintenance expenses increased $8 million to $222 million in 2019. The increase includes a $3 million increase in labor related costs, as well as a $2 million increase in insurance and workers compensation costs.

Depreciation and amortization increased $17 million to $186 million in 2019.  The increase is primarily attributable to ongoing investments in property, plant and equipment and $11 million related to the InfraREIT Acquisition.

Provision in lieu of income taxes totaled $50 million (including a $5 million benefit related to nonoperating income) in 2019 compared to $51 million (including a $3 million benefit related to nonoperating income) in 2018.

The effective income tax rate was 16.0% and 20.8% for the 2019 and 2018 periods, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA, partially offset by the effects of the Texas margin tax.

Taxes other than income taxes increased $6 million and reflects an $11 million increase in property taxes including $5 million resulting from the InfraREIT Acquisition, partially offset by a $5 million expense in the prior period related to recovery of certain municipal franchise fees as part of the 2017 rate review.

Interest expense and related charges were $97 million and $89 million for 2019 and 2018, respectively.  The current period includes a $22 million increase due to higher average borrowings including a $11 million increase attributable to the InfraREIT Acquisition, partially offset by a $14 million decrease due to lower average interest rates.

Net income  was $69 million higher than the prior period, primarily driven by an increase in revenues that contribute to earnings and the impacts of the NTU acquisition, partially offset by increases in operation and maintenance expense, interest expense, property taxes, and depreciation and amortization.

Financial Results — Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Total operating revenues increased $162 million, or 5% to $3,268 million in 2019.

Revenues that contribute to earnings increased $145 million during the nine months ended September 30, 2019.  The change reflected the following components:

•	A Decrease in Distribution Base Revenues — Distribution base rate revenues decreased $11 million during the nine months ended September 30, 2019 and primarily reflects:

o	$15 million net decrease due to lower consumption driven primarily by weather, and
o	$30 million decrease due to refund of excess deferred federal income taxes beginning October 2018,
o	Partially offset by a $21 million increase due to growth in points of delivery, and
o	$13 million increase due to the effects of the DCRF rate increases effective September 1, 2019 and 2018.

See the DCRF Filings Table above for a listing of annual filings impacting revenues for 2019 and 2018.

•	An Increase in Transmission Base Revenues — TCOS revenues increased $138 million during the nine months ended September 30, 2019 and primarily reflects a:

o	$86 million increase due to the InfraREIT Acquisition,
o	$69 million increase due to effects of TCOS updates,
o	Partially offset by a $12 million decrease due to the refund of excess deferred federal income taxes resulting from the TCJA, and
o	$5 million decrease due to InfraREIT Acquisition merger savings credit.

See TCOS Filings Table above for a listing of transmission interim rate update applications and anticipated impacts on revenues for the nine months ended September 30, 2019 and 2018.

•

An Increase in Other Miscellaneous Revenues — Other miscellaneous revenues increased $18 million primarily due to $7 million NTU wholesale distribution substation service revenues and a $9 million energy efficiency program bonus recorded in the current period.

Revenues collected for pass-through expenses include the following components. While changes in these tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. These revenues increased $17 million during the nine-month period ended September 30, 2019 and the change reflected:

•

An Increase in TCRF – third-party wholesale transmission service — TCRF revenues increased $40 million during the nine months ended September 30, 2019.  See TCRF Filings Table above for a listing of TCRF filings impacting cash flows for the nine months ended September 30, 2019 and 2018, as well as filings and the anticipated impacts to cash flows for the year ended December 31, 2019.

•

A Net Decrease in EECRF and Other Regulatory Surcharges — EECRF and other regulatory surcharge revenues decreased by $23 million during the nine months ended September 30, 2019.  The net decrease primarily includes a $24 million reduction due to cessation of certain rate case expense and remand surcharges, partially offset by a $2 million increase in energy efficiency cost recovery.  See EECRF Filings Table above for a listing of EECRF filings impacting revenues for the nine months ended September 30, 2019 and 2018.

Wholesale transmission service expense increased $40 million, or 6%, to $759 million in 2019 due to higher fees paid to third-party transmission entities.

Operation and maintenance expenses increased $11 million, or 2% to $647 million in 2019.  The increase primarily includes $2 million higher vegetation management costs, $2 million higher labor related costs, $2 million higher energy efficiency program costs and a $5 million increase in other costs.

Depreciation and amortization increased $33 million to $536 million in 2019.  The increase is primarily attributable to ongoing investments in property, plant and equipment and $18 million from plant acquired in the InfraREIT Acquisition.

Provision in lieu of income taxes totaled $99 million (including a $12 million benefit related to nonoperating income) in 2019 compared to $121 million (including a $13 million benefit related to nonoperating income) in 2018.

The effective income tax rate was 16.0% and 22.1% for the 2019 and 2018 periods, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA, partially offset by the effects of the Texas margin tax.

Taxes other than income taxes increased $3 million, or 1%, to $377 million in 2019.  The increase is primarily due to $19 million higher property taxes in the current period including $7 million related to the InfraREIT Acquisition and $4 million higher local franchise taxes, partially offset by  $20 million expense in the prior period related to recovery of certain municipal franchise fees as part of the 2017 rate review.

Other deductions and (income) - net was $7 million favorable in 2019 compared to 2018.  The variance is primarily due to Sempra acquisition related costs reflected in the prior period, partially offset by InfraREIT Acquisition related costs in the current period.  See Note 10 to Financial Statements for more information.

Interest expense and related charges were $276 million and $264 million for 2019 and 2018, respectively.  The current period includes a $41 million increase due to higher average borrowings including $15 million related to the InfraREIT Acquisition, partially offset by a $29 million decrease attributable to lower average interest rates.

Net income  was $92 million higher than the prior period, primarily driven by an increase in revenues that contribute to earnings and the impacts of the NTU acquisition, partially offset by increases in operation and maintenance expense, interest expense, property taxes, municipal franchise fees and depreciation and amortization.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Cash provided by operating activities totaled $774 million and $1,081 million in 2019 and 2018, respectively. The $307 million decrease is primarily the result of a $204 million decrease in transmission and distribution receipts, a $107 million increase in storm cost,  a  $19 million increase in payments to third party transmission providers,  a $19 million increase in materials and supplies purchases and a $13 million increase in interest payments. These items were partially offset by a decrease in employee benefit plan funding of $41 million.

Cash provided by financing activities totaled $2,077 million and $229 million in 2019 and 2018, respectively.  The $1,848 million net increase includes debt restructuring activity in connection with the InfraREIT Acquisition that included new debt issuances and the receipt of capital contributions, partially offset by the extinguishment of certain debt of InfraREIT and its subsidiaries.   The current period activity also includes $1,160 million of new debt issuances, the repayment of all short-term debt and the repayment of Oncor senior secured notes that matured during the period.  For more details, see Notes 4, 5 and 11 to the Financial Statements.

Cash used in investing activities totaled $2,844 million and $1,330 million in 2019 and 2018, respectively.  The $1,514 million increase is primarily due to the $1,324 million purchase price paid for the InfraREIT Acquisition and a $194 million increase in capital expenditures for transmission and distribution facilities to serve new customers and infrastructure capital maintenance spending. For more details on the purchase price paid for the InfraREIT Acquisition, see Note 11 to the Financial Statements.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $63 million and $86 million more than the amounts reported in the statements of consolidated income in the nine months ended September 30, 2019 and 2018, respectively.  The differences result from certain regulatory asset amortization reported in operation and maintenance expense and taxes other than income taxes.

Long-Term Debt Activity

Senior Secured Notes Issuances — In September 2019, we issued $700 million aggregate principal amount of 3.10% 2049 Notes.  In May 2019, we issued (i) $351 million of NPA Notes in exchange for a like principal amount of notes issued by InfraREIT subsidiaries, (ii) $500 million aggregate principal amount of 2024 Notes, (iii) $300 million aggregate principal amount of 2028 Notes, and (iv) $500 million aggregate principal amount of 3.80% 2049 Notes.

 Long-Term Unsecured Term Loan Credit Agreements —  On September 6, 2019, we entered into the 2019 Term Loan Agreement, an unsecured term loan credit agreement providing for borrowings in an aggregate principal amount of up to $460 million. The 2019 Term Loan Agreement has a 13-month term, maturing on October 6, 2020. We borrowed $460 million under the 2019 Term Loan Agreement on September 25, 2019.    We used the proceeds (net of the fees and expenses) for general corporate purposes, including to repay notes under our CP Program.

On December 10, 2018, we entered into a term loan credit agreement (2018 Term Loan Agreement), an unsecured term loan credit agreement, in an aggregate principal amount of $350 million.  The 2018 Term Loan Agreement has a 12-month term maturing on December 9, 2019.  At September 30, 2019, we had outstanding borrowings of $350 million under the 2018 Term Loan Agreement bearing interest at a rate per annum of 2.59%.

The 2019 Term Loan Agreement and the 2018 Term Loan Agreement contain customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things, incurring additional liens, entering into mergers and consolidations, and sales of substantial assets.  The 2019 Term Loan Agreement and the 2018 Term Loan Agreement contain a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At September 30, 2019, we were in compliance with this covenant and all other covenants in the term loan credit agreements.  See “Credit Rating Provisions,

Covenants and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.

Long-Term Debt Repayments —  Repayments of long-term debt in the nine months ended September 30, 2019 consisted of our repayment of $250 million aggregate principal amount of senior secured notes due June 1, 2019 and the repayment of $488 million aggregate principal amount of certain InfraREIT-related long-term debt on May 16, 2019, in connection with and immediately following the closing of the InfraREIT Acquisition and $4 million principal amount of the quarterly amortizing debt for our 2020 Notes, our 2029 Notes and our 2030 Notes.

See Note 5 to Financial Statements for more information regarding the new long-term debt issuances and long-term debt repayments.

Available Liquidity/CP Program/Credit Facility/Short-Term Borrowings

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, has been our ability to borrow under our Credit Facility, which also supports our CP Program.  Because the CP Program is supported by the Credit Facility, commercial paper outstanding is a reduction to the available borrowing capacity.  Cash and cash equivalents totaled $10 million and $3 million at September 30, 2019 and December 31, 2018, respectively.  Considering commercial paper and letters of credit outstanding, available liquidity (cash and available Credit Facility borrowing capacity) at September 30, 2019 totaled $2.0 billion, reflecting an increase of $820 million from December 31, 2018 primarily due to the issuance of new long-term debt and repayment of CP Notes.  See Note 5 to Financial Statements for more information on these transactions.

CP Program — As we discuss in Note 4 to Financial Statements, in March 2018 we established the CP Program, under which we may issue unsecured commercial paper notes (CP Notes) on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion.  A national bank acts as the issuing and paying agent under the CP Program pursuant to the terms of an issuing and paying agent agreement.  Under the CP Program, we issue CP Notes from time to time, and the proceeds of the CP Notes are used for short-term financing of our business operations.  At September 30, 2019, we had no CP Notes outstanding under the CP Program.

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

Credit Facility — At September 30, 2019, we had a $2.0 billion unsecured Credit Facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for commercial paper issuances, with a five-year term expiring in November 2022.  We have the option of requesting up to two one-year extensions and an option to request an increase in our borrowing capacity of $400 million, in increments of not less than $100 million, provided certain conditions are met, including lender approvals.  Borrowings are classified as short-term on the balance sheet.  At September 30, 2019, we had no outstanding borrowings under the Credit Facility.

Because the CP Program is supported by the Credit Facility, commercial paper outstanding reduces the available borrowing capacity.  Considering the commercial paper outstanding and the limitations described below, available borrowing capacity under the Credit Facility totaled $1.990 billion and $1.178 billion at September 30, 2019 and December 31, 2018, respectively.

The Credit Facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries.  The Credit Facility also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At September 30, 2019, we were in compliance with this covenant and all other covenants in the Credit

Facility.  See “Credit Rating Provisions, Covenants and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.

Under the terms of the Credit Facility, the commitments of the lenders to make loans to us are several and not joint.  Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

May 2019 Short-Term Bridge Loan — On May 9, 2019, we entered into the Bridge Loan, a short-term, unsecured term loan credit agreement in an aggregate principal amount of up to $600 million in connection with the InfraREIT Acquisition.  The Bridge Loan had a six-month term, maturing on November 9, 2019.   We borrowed $600 million under the Bridge Loan on May 15, 2019 and used the proceeds to repay certain debt of InfraREIT subsidiaries. We repaid all outstanding amounts under the Bridge Loan in full on May 23, 2019, and as a result the Bridge Loan is no longer in effect.  See Note 4 to Financial Statements for more information relating to the Bridge Loan and its repayment.

Regulatory Capital Structure — We have committed to the PUCT to maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently 57.5% debt to 42.5% equity.  Our actual regulatory capitalization ratio was 57.4% debt to 42.6% equity at September 30, 2019. See Note 7 to Financial Statements for discussion of the regulatory capitalization ratio.  Our ability to incur additional long-term debt is limited by our regulatory capital structure, as we are able to issue future long-term debt only to the extent that we are in compliance therewith.

Liquidity Needs, Including Capital Expenditures — We expect capital expenditures to total $2.1 billion in 2019 and $2.5 billion in 2020.  Management currently expects to recommend to our board of directors capital expenditures of $2.3 billion to $2.4 billion in each of the years 2021 through 2024, for a total of $11.9 billion for the years 2020 through 2024, based on the long-term plan presented to our board of directors.  These capital expenditures, which include capital expenditures as a result of the InfraREIT Acquisition, are expected to be used for investment in transmission and distribution infrastructure.

We expect cash flows from operations, combined with long-term debt issuances and term loans as well as availability under the CP Program and Credit Facility, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.  Should additional liquidity or capital requirements arise, we may need to generate equity capital or preserve equity through reductions or suspension of distributions to members.  In addition, we may also consider additional new debt issuances, loans, repurchases, exchange offers and other transactions in order to refinance or manage our long-term debt.  The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be recoverable through rates.

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

Distributions — The PUCT order issued in the Sempra Acquisition and our limited liability company agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to be out of compliance with the PUCT’s approved debt-to-equity ratio, which is currently 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of our board, a majority of the disinterested directors, or any Texas Transmission director to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment).  At September 30, 2019, we had $27 million available to distribute to our members as our regulatory capitalization ratio was 57.4% debt to 42.6% equity.

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

On October 29, 2019, based on the amount available for distribution on such date, our board of directors declared a cash distribution of $106 million, which was paid to our members on October 31, 2019.  On both July 30, 2019 and May 1, 2019, our board of directors declared a cash distribution of $71 million, which was paid to our members on July 31, 2019 and May 2, 2019, respectively.  See Note 7 to Financial Statements for a discussion of distribution restrictions.

Contributions — On  October, 2019, our members made capital contributions in an aggregate amount of $98 million.  On July 29, 2019 and April 30, 2019, our members made capital contributions of $70 million and $70 million, respectively.  On May 15, 2019, in connection with the InfraREIT Acquisition, we received capital contributions in an aggregate amount of $1,330 million from Sempra and certain indirect equity holders of Texas Transmission (collectively, Equity Commitment Parties) to fund the cash consideration and certain transaction expenses.  These capital contributions were made pursuant to a commitment letter provided to us by the Equity Commitment Parties in October 2018 in connection with our entrance into the InfraREIT Merger Agreement that committed the Equity Commitment Parties to provide their pro rata share of capital contributions in an aggregate principal amount of up to $1,330 million.

Pension and OPEB Plan Funding — Our funding for the pension plans and Oncor OPEB Plans in the calendar year 2019 is expected to total $41 million and $35 million, respectively.  In the nine months ended September 30, 2019, we made cash contributions of $26 million to each of the pension plans and the Oncor OPEB Plans.

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

Presented below are the credit ratings assigned for our debt securities at November 1, 2019.

	Senior Secured	Commercial Paper
S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Ratings can be revised upward or downward at any time by a rating agency, if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — The Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the Credit Facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus a spread ranging from 0.875% to 1.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Based on the ratings assigned to our senior secured debt securities at November 1, 2019, our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.00%.  A decline in credit ratings would increase the cost of borrowings under the Credit Facility and likely increase the cost of our CP Program and any other debt issuances and additional credit facilities.  The CP Program requires prompt notice to the dealer of any notice of intended or potential downgrade of our credit ratings.

Material Financial Covenants — Our Credit Facility, the Note Purchase Agreements, the 2019 Term Loan Agreement and the 2018 Term Loan Agreement each contain a financial covenant that requires maintenance of a consolidated debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP).  Capitalization for our Credit Facility, the 2019 Term Loan Agreement and the 2018 Term Loan Agreement is calculated as membership interests determined in accordance with GAAP plus debt described above. The ratio under our Note Purchase Agreements is calculated as total debt (all debt of the company and subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. Capitalization under the Note Purchase Agreements is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business.  At September 30, 2019, we were in compliance with this covenant and all other covenants under the Credit Facility, term loan credit agreements and Note Purchase Agreements.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under the Credit Facility, the 2019 Term Loan Agreement, the 2018 Term Loan Agreement and the Note Purchase, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged within 60 days may cause the maturity of outstanding balances under those facilities to be accelerated.

Under the Deed of Trust, an event of default under our indentures or, after all applicable notices have been given and all applicable grace periods have expired, under the Note Purchase Agreements, would permit the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Long-Term Contractual Obligations and Commitments — The following table summarizes our contractual cash obligations at September 30, 2019.  See Notes 5 and 6 to Financial Statements for additional disclosures regarding long-term debt and operating lease obligations.

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Long-term debt (a) – principal	$485	$490	$901	$7,157	$9,033
Long-term debt (a) – interest	358	719	637	4,016	5,730
Operating leases	8	48	27	9	92
Obligations under outsourcing agreements	53	29	-	-	82
Total contractual cash obligations	$904	$1,286	$1,565	$11,182	$14,937

____________

(a)	Includes senior secured notes/debentures and the term loan credit agreements we entered into in September 2019 and December 2018, respectively.

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

Guarantees — At September 30, 2019, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2019, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

State Legislation

The Texas Legislature meets every two years.  The Legislature was in session from January 8, 2019 to May 27, 2019.  During the 2019 regular legislative session, no legislation passed that is expected to have a material impact on our financial position, results of operations or cash flows.  However, at any time, the governor of Texas may convene a special session of the Legislature.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place.  All of our long-term debt (except for the 2018 Term Loan Agreement and 2019 Term Loan Agreement) at September 30, 2019 and (except for the 2018 Term Loan Agreement) at December 31, 2018 carried fixed interest rates. The 2019 Term Loan Agreement and the 2018 Term Loan Agreement contain terms pursuant to which the interest rate charged can vary, at our option, depending on the selected interest period.

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

Credit Risk

Credit risk relates to the risk of loss associated with nonperformance by counterparties.  Our customers consist primarily of REPs.  As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT.  Meeting these standards does not guarantee that a REP will be able to perform its obligations.  REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules.  Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT.  We believe PUCT rules that allow for the recovery of uncollectible amounts due from REPs through rates significantly reduce our credit risk.

Our exposure to credit risk associated with trade accounts receivable totaled $788 million at September 30, 2019.  The receivable balance is before the allowance for uncollectible accounts, which totaled $4 million at September 30, 2019.  The exposure includes trade accounts receivable from REPs totaling $617 million, which are almost entirely noninvestment grade.  At September 30, 2019, REP subsidiaries of our two largest customers represented 16% and 14% of the trade receivable balance, respectively.  No other parties represented 10% or more of the total trade accounts receivable balance.  We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates was zero at both September 30, 2019 and December 31, 2018.

Except as discussed herein, the information required in this Item 3 is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Form 10-K and is therefore not presented herein.

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

•	circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;

•	financial restrictions under our revolving credit facility, term loan credit agreements, note purchase agreements, and indentures governing our debt instruments;
•	our ability to generate sufficient cash flow to make interest payments on our debt instruments;
•	actions by credit rating agencies; and
•	our ability to effectively execute our operational strategy.

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

ITEM 4.   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at the end of the current period included in this quarterly report.  Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.  That evaluation excluded the impacts of the InfraREIT Acquisition, which closed May 16, 2019. SEC interpretive guidance permits management to exclude an assessment of an acquired business’s internal control over financial reporting from management’s assessments of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. While management has begun an evaluation of controls and procedures relating to the impacts of the InfraREIT Acquisition, such evaluation is not complete, and as a result we excluded the impacts of the InfraREIT Acquisition from our evaluation as of September 30, 2019.

We have reported the operating results of the entities acquired in the InfraREIT Acquisition in our condensed statements of consolidated income and condensed statements of consolidated cash flows from the closing date on May 16, 2019 through September 30, 2019. As of September 30, 2019, total assets related to entities acquired in the InfraREIT Acquisition represented approximately 10% of our total assets, recorded on a preliminary basis as the measurement period for the business combination remained open as of September 30, 2019. Revenues arising from entities acquired in the InfraREIT Acquisition comprised 3% and 2% of our consolidated revenues for the three months and nine months ended September 30, 2019, respectively.

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

The InfraREIT Acquisition was completed on May 16, 2019 and involved the acquisition of a business that owned primarily regulated electric transmission and distribution assets and was previously operated as an independent company.  We have devoted, and expect to continue to devote, significant management attention and resources to integrating the acquired entities and assets into our business. We may encounter difficulties in the integration process that could have an adverse impact on Oncor, and any potential cost savings, synergies or other benefits from the transaction may not be fully realized or may take longer to realize than expected. In addition, some of the assets that we acquired have yet to undergo prudence review by the PUCT. There can be no assurance that the PUCT will judge all of the costs related to those assets to have been prudently incurred.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed*	As
	With File Number	Exhibit

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-100240 Form 8-K (filed September 13, 2019)	4.1		Officer’s Certificate, dated September 12, 2019, establishing the terms of Oncor’s 3.10% Senior Secured Notes due 2049.

4(b)	333-100240 Form 8-K (filed September 13, 2019)	4.2		Registration Rights Agreement, dated September 12, 2019, among Oncor and the representatives of the initial purchasers of the 3.10% Senior Secured Notes due 2049.

(10)	Material Contracts.
Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)	333-100240 Form 8-K (filed September 9, 2019)	10.1	—

Term Loan Credit Agreement, dated as of September 6, 2019, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein and Wells Fargo Bank, National Association, as administrative agent and as a lender.

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

Date:  November 1, 2019