Form 10-K
period 2019-12-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2020-02-27
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-K

[Ö]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

_________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes        No    √

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes    √     No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of Oncor Electric Delivery Company LLC common limited liability company membership interests held by non-affiliates: N/A

As of February 27, 2020, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC.  None of the membership interests are publicly traded.

____________________________________________________

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

This annual report on Form 10-K and other Securities and Exchange Commission filings of Oncor and its subsidiaries, occasionally make references to Oncor (or “we,” “our,” “us” or “the company”) when describing actions, rights or obligations of its subsidiaries.  These references reflect the fact that such subsidiaries were consolidated with Oncor for financial reporting purposes.  However, these references should not be interpreted to imply that Oncor was actually undertaking the action or has the rights or obligations of any such subsidiary or that any such subsidiary company was undertaking an action or had the rights or obligations of its parent company or of any other affiliate.

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.
acquisition accounting

The acquisition method of accounting for a business combination as prescribed by  GAAP, whereby the cost or “acquisition price” of a business combination, including the amount paid for the equity and direct transaction costs, are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values.  The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill

AMS	Advanced metering system
ASU	Accounting Standards Update
Code	The Internal Revenue Code of 1986, as amended
CP Notes	Unsecured commercial paper notes issued under our CP Program
CP Program	Commercial paper program
Credit Facility

Revolving Credit Agreement, dated as of November 17, 2017, among Oncor, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and swingline lender, and the fronting banks from time to time party thereto

DCRF	Distribution cost recovery factor
Deed of Trust

Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, made by Oncor to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, formerly The Bank of New York), as collateral agent, as amended

Disinterested Director

Refers to a member of our board of directors who is a “disinterested director” pursuant to our Limited Liability Company Agreement. Our Limited Liability Company Agreement requires that seven of the thirteen members of our board of directors be “disinterested directors” who (i) shall be independent directors in all material respects under the rules of the New York Stock Exchange in relation to Sempra or its subsidiaries and affiliated entities and any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, and (ii) shall have no material relationship with Sempra or its subsidiaries or affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, currently or within the previous ten years

EECRF	Energy efficiency cost recovery factor
EFH Bankruptcy Proceedings

Refers to voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code filed in U.S. Bankruptcy Court for the District of Delaware on April 29, 2014 by EFH Corp. and the substantial majority of its direct and indirect subsidiaries.  The Oncor Ring-Fenced Entities were not parties to the EFH Bankruptcy Proceedings

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Renamed Sempra Texas Holdings Corp. upon closing of the Sempra Acquisition
EFIH

Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings. Renamed Sempra Texas Intermediate Holding Company LLC upon closing of the Sempra Acquisition

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

InfraREIT

InfraREIT, Inc., which was merged with and into a wholly owned subsidiary of Oncor on May 16, 2019 in the InfraREIT Acquisition, with the surviving entity being a wholly owned subsidiary of Oncor renamed Oncor NTU Holdings Company LLC

InfraREIT Acquisition

Refers to Oncor’s acquisition of all of the equity interests of InfraREIT and InfraREIT Partners on May 16, 2019 pursuant to the transactions contemplated by the InfraREIT Merger Agreement and the SDTS-SU Asset Exchange

InfraREIT Merger Agreement

Refers to the Agreement and Plan of Merger, dated as of October 18, 2018, among Oncor, 1912 Merger Sub LLC (a wholly owned, subsidiary of Oncor), Oncor T&D Partners, LP (a wholly owned indirect subsidiary of Oncor), InfraREIT and InfraREIT Partners, which was completed on May 16, 2019

InfraREIT Partners	InfraREIT Partners, LP, a subsidiary of InfraREIT, which, as a result of the InfraREIT Acquisition, became an indirect wholly owned subsidiary of Oncor and was renamed Oncor NTU Partnership LP
Investment LLC

Refers to Oncor Management Investment LLC, a limited liability company and former minority membership interest owner (approximately 0.22%) of Oncor, whose managing member is Oncor and whose Class B equity interests are owned by certain current or former members of the management team and independent directors of Oncor

IRS	U.S. Internal Revenue Service
kV	Kilovolts
kWh	Kilowatt-hours
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
Limited Liability Company Agreement	The Third Amended and Restated Limited Liability Company Agreement of Oncor, dated as of March 9, 2018, by and among Oncor Holdings and Texas Transmission, as amended
Moody’s	Moody’s Investors Service, Inc. (a credit rating agency)
MW	Megawatts
NERC	North American Electric Reliability Corporation
Note Purchase Agreements

Refers to (i) the Note Purchase Agreement, dated May 3, 2019, pursuant to which Oncor issued its 6.47% Senior Notes, Series A, due September 30, 2030, 7.25% Senior Notes, Series B, due December 30, 2029, and 8.50% Senior Notes, Series C, due December 30, 2020 and (ii) the Note Purchase Agreement, dated May 6, 2019, pursuant to which Oncor issued its 3.86% Senior Notes, Series A, due December 3, 2025 and 3.86% Senior Notes, Series B, due January 14, 2026

NTU	Oncor Electric Delivery Company NTU LLC (formerly SDTS until the closing of the InfraREIT Acquisition), a wholly owned, indirect subsidiary of Oncor
Oncor	Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, the direct majority owner (80.25% equity interest) of Oncor. Oncor Holdings is wholly owned by STIH
Oncor OPEB Plans

Refers to plans sponsored by Oncor that offer certain postretirement health care and life insurance benefits to eligible current and former Oncor employees, certain eligible current and former EFH Corp. and Vistra employees, and their eligible dependents

Oncor Retirement Plan	Refers to a defined benefit pension plan sponsored by Oncor
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor and Oncor’s direct and indirect subsidiaries
OPEB	Other postretirement employee benefits
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act
REP	Retail electric provider
ROU	Right-of-use
S&P	S&P Global Ratings, a division of S&P Global Inc. (a credit rating agency)
SDTS	Sharyland Distribution & Transmission Services, L.L.C., an indirect subsidiary of InfraREIT, which was renamed Oncor Electric Delivery Company NTU LLC in connection with the InfraREIT Acquisition

SDTS-SU Asset Exchange

Refers to the transactions contemplated by the Agreement and Plan of Merger, dated as of October 18, 2018, by and among SU, SDTS and Oncor pursuant to which SU and SDTS exchanged certain assets as a condition to the closing of the transactions contemplated by the InfraREIT Merger Agreement

SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Sempra	Sempra Energy
Sempra Acquisition

Refers to the transactions contemplated by the plan of reorganization confirmed in the EFH Bankruptcy Proceedings and that certain Agreement and Plan of Merger, dated as of August 21, 2017, by and among EFH Corp., EFIH, Sempra and one of Sempra’s wholly owned subsidiaries, pursuant to which Sempra indirectly acquired the 80.03% of Oncor’s membership interests owned indirectly by EFH Corp. and EFIH. The transactions closed March 9, 2018

Sempra Order	Refers to the final order issued by the PUCT in PUCT Docket No. 47675 approving the Sempra Acquisition
Sempra-Sharyland Transaction	Refers to Sempra’s May 16, 2019 acquisition of an indirect 50% ownership interest in Sharyland Holdings
Sharyland	Refers to Sharyland Utilities, L.L.C. (formerly SU), a subsidiary of Sharyland Holdings
Sharyland 2017 Agreement	Refers to that certain Agreement and Plan of Merger, dated as of July 21, 2017, by and among the Sharyland Entities, Oncor, and Oncor AssetCo LLC, a wholly owned subsidiary of Oncor
Sharyland 2017 Asset Exchange

Refers to the asset swap consummated on November 9, 2017 pursuant to which Oncor received substantially all of the distribution assets and certain transmission assets of SDTS and SU in exchange for certain of Oncor’s transmission assets and cash. The asset swap was completed pursuant to PUCT Docket No. 47469 and the Sharyland 2017 Agreement

Sharyland Entities	Refers to SDTS, SU, SU AssetCo, L.L.C., a wholly owned subsidiary of SU, and SDTS AssetCo, L.L.C., a wholly owned subsidiary of SDTS, each of which was a party to the Sharyland 2017 Agreement
Sharyland Holdings	Refers to Sharyland Holdings, L.P., an entity in which Sempra acquired an indirect 50% ownership interest in the Sempra-Sharyland Transaction. Sharyland Holdings is the parent of Sharyland
Sponsor Group

Refers collectively to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Global, LLC and GS Capital Partners, an affiliate of Goldman, Sachs & Co., that controlled Texas Holdings

STH	Refers to Sempra Texas Holdings Corp., a Texas corporation (formerly EFH Corp. prior to the closing of the Sempra Acquisition), which is wholly owned by Sempra and the direct parent of STIH
STIH

Refers to Sempra Texas Intermediate Holding Company LLC., a Delaware limited liability company (formerly EFIH prior to the closing of the Sempra Acquisition), and the sole member of Oncor Holdings following the Sempra Acquisition

SU	Refers to Sharyland Utilities, L.P., which was converted into Sharyland on May 16, 2019 in connection with the Sempra-Sharyland Transaction
Supplemental Retirement Plan	Refers to the Oncor Supplemental Retirement Plan
TCEQ	Texas Commission on Environmental Quality
TCJA	“Tax Cuts and Jobs Act,” enacted on December 22, 2017
TCOS	Transmission cost of service
TCRF	Transmission cost recovery factor
Texas Holdings

Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owned substantially all of the common stock of EFH Corp. prior to the closing of the Sempra Acquisition

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities
Texas margin tax	A privilege tax imposed on taxable entities chartered/organized or doing business in the State of Texas that, for accounting purposes, is reported as an income tax

Texas RE

Refers to Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and ERCOT protocols

Texas Transmission

Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor.  Texas Transmission is an entity indirectly owned by a private investment group led by OMERS Administration Corporation (acting through its infrastructure investment entity, OMERS Infrastructure Management Inc.) and Cheyne Walk Investment Pte. Ltd. Sempra (through STIH) owns an indirect 1% ownership interest in Texas Transmission

U.S.	United States of America
Vistra	Refers to Vistra Energy Corp., and/or its subsidiaries, depending on context, formerly a subsidiary of EFH Corp. until October 2016
Vistra Retirement Plan	Refers to a defined benefit pension plan sponsored by an affiliate of Vistra, in which Oncor participates (formerly EFH Retirement Plan)

PART I

Items 1. and 2.  BUSINESS AND PROPERTIES

References in this report to “we,” “our,” “us” and “the company” are to Oncor and or/its subsidiaries as apparent in the context.  See “Glossary” starting on page 3 for definition of terms and abbreviations.

Overview of Oncor

We are a regulated electricity transmission and distribution company that provides the essential service of delivering electricity safely, reliably and economically to end-use consumers through our electrical systems, as well as providing transmission grid connections to merchant generation facilities and interconnections to other transmission grids in Texas.  We are a direct, majority-owned subsidiary of Oncor Holdings, which is indirectly and wholly owned by Sempra.  Oncor Holdings owns 80.25% of our outstanding membership interests and Texas Transmission owns 19.75% of our outstanding membership interests.  We are a limited liability company organized under the laws of the State of Delaware, formed in 2007 as the successor entity to Oncor Electric Delivery Company, a corporation formed under the laws of the State of Texas in 2001.

We operate the largest transmission and distribution system in Texas, delivering electricity to more than 3.6 million homes and businesses and operating more than 139,000 miles of transmission and distribution lines.  We provide:

•	transmission services to our electricity distribution business as well as electricity distribution companies, cooperatives and municipalities, and
•	distribution services to REPs that sell electricity to retail customers.

Our transmission and distribution rates are regulated by the PUCT and certain cities, and in certain instances, by the FERC.  We are not a seller of electricity, nor do we purchase electricity for resale.  The company is managed as an integrated business; consequently, there is only one reportable segment.

Our transmission and distribution assets are located principally in the north-central, eastern, western and panhandle regions of Texas.  This territory has an estimated population in excess of ten million and comprises over 120 counties and more than 400 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen.  Most of our power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law.  At December 31, 2019, we had approximately 4,165 full-time employees, including approximately 745 employees under collective bargaining agreements.

Ring-Fencing Measures

Since 2007, various ring-fencing measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities and entities with ownership interests in Oncor or Oncor Holdings. These ring-fencing measures serve to mitigate the Oncor Ring-Fenced Entities’ credit exposure to owners of Oncor and Oncor Holdings, and to reduce the risk that the assets and liabilities of Oncor Ring-Fenced Entities would be substantively consolidated with the assets and liabilities of any direct or indirect owners of Oncor and Oncor Holdings in connection with a bankruptcy of any such entities. These measures include the November 2008 sale of 19.75% of Oncor’s equity interests to Texas Transmission.

In March 2018, Sempra indirectly acquired Oncor Holdings pursuant to the Sempra Acquisition. The Sempra Order issued by the PUCT approving the Sempra Acquisition outlines certain ring-fencing measures, governance mechanisms and restrictions that apply after the Sempra Acquisition. As a result of these ring-fencing measures, Sempra does not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor, including the deployment or disposition of Oncor’s assets, declarations of dividends, strategic planning and other important corporate issues and actions.

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

Oncor is a limited liability company governed by a board of directors, not its members. The Sempra Order and our Limited Liability Company Agreement require that the board of directors of Oncor consist of thirteen members, constituted as follows:

•

seven Disinterested Directors, who (i) shall be independent directors in all material respects under the rules of the New York Stock Exchange in relation to Sempra or its subsidiaries and affiliated entities and any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, and (ii) shall have no material relationship with Sempra or its subsidiaries or affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, currently or within the previous ten years;

•	two members designated by Sempra (through Oncor Holdings);
•	two members designated by Texas Transmission; and
•	two current or former officers of Oncor (the Oncor Officer Directors), currently Robert S. Shapard and E. Allen Nye, Jr., who are our Chairman of the Board and Chief Executive, respectively.

In order for a current or former officer of Oncor to be eligible to serve as an Oncor Officer Director, the officer cannot have worked for Sempra or any of its affiliates (excluding Oncor Holdings and Oncor) or any other entity with a direct or indirect ownership interest in Oncor or Oncor Holdings in the ten-year period prior to the officer being employed by Oncor.  Oncor Holdings, at the direction of STIH, has the right to nominate and/or seek the removal of the Oncor Officer Directors, subject to approval by a majority of the Oncor board of directors.  STIH is a wholly owned, indirect subsidiary of, and controlled by, Sempra following the Sempra Acquisition.

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

Additional regulatory commitments, governance mechanisms and restrictions provided in the Sempra Order and our Limited Liability Company Agreement to ring-fence Oncor from its owners include, among others:

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

•

Neither Oncor nor Oncor Holdings will lend money to, borrow money from or share credit facilities with Sempra or any of its affiliates (other than Oncor subsidiaries), or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings;

•

There must be maintained certain “separateness measures” that reinforce the financial separation of Oncor from its owners, including a requirement that dealings between Oncor, Oncor Holdings and their subsidiaries with Sempra, any of Sempra’s other affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, must be on an arm’s-length basis, limitations on affiliate transactions, separate recordkeeping requirements and a prohibition on Sempra or its affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings pledging Oncor assets or stock for any entity other than Oncor; and

•

Sempra will continue to hold indirectly at least 51% of the ownership interests in Oncor and Oncor Holdings for at least five years following the closing of the Sempra Acquisition, unless otherwise specifically authorized by the PUCT.

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

In 2019, ERCOT’s hourly demand peaked at 74,820 MW as compared to the peak hourly demand of 73,473 MW in 2018.  The ERCOT market has limited interconnections to other markets in the U.S. and Mexico, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity (or approximately 1.5% of peak demand).  In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

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

We believe that building and leveraging upon opportunities to scale our operating advantage and technology programs enables us to create value by eliminating duplicative costs, efficiently managing supply costs, and building and standardizing distinctive process expertise over a larger grid.  Scale also allows us to take part in large capital investments in our transmission and distribution system, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs.  Our organic growth strategies are to invest in technology upgrades and to construct transmission and distribution facilities to meet the needs of our customers, the state of Texas, and the ERCOT market. We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets.  We and other transmission and distribution businesses in ERCOT benefit from regulatory capital recovery mechanisms known as “capital trackers” that we believe enable adequate and more timely recovery of transmission and distribution investments through our regulated rates.

InfraREIT Acquisition

InfraREIT Mergers

On May 16, 2019, we completed our acquisition of InfraREIT and InfraREIT Partners pursuant to the InfraREIT Merger Agreement. Pursuant to the InfraREIT Merger Agreement, (i) InfraREIT merged with and into a wholly owned subsidiary of Oncor, with the Oncor subsidiary continuing as the surviving company, and (ii) a wholly owned subsidiary of Oncor merged with and into InfraREIT Partners (renamed Oncor NTU Partnership LP), with InfraREIT Partners continuing as the surviving entity (together, the Mergers).

In connection with the Mergers, (i) each share of common stock, par value $0.01 per share, of InfraREIT issued and outstanding was converted into the right to receive $21.00 per share in cash from us and (ii) each limited partnership unit of InfraREIT Partners issued and outstanding was converted into the right to receive $21.00 per unit in cash from us (except units held, directly or indirectly, by Oncor or its subsidiaries, which remain outstanding).

In connection with our entrance into the InfraREIT Merger Agreement, we received an equity commitment letter from Sempra and certain indirect equity holders of Texas Transmission (the Equity Commitment Parties). Pursuant to the equity commitment letter, the Equity Commitment Parties provided their pro rata share of capital contributions to us in an aggregate principal amount of $1,330 million to fund the cash consideration payable in the Mergers and the payment of related fees and expenses. Total purchase price (including cash consideration and transaction costs incurred by InfraREIT and paid by Oncor) paid by us in connection with the Mergers totaled approximately $1,324 million (including approximately $1,275 million representing the cash consideration, a $40 million management termination fee InfraREIT agreed to pay Hunt Consolidated, Inc. at closing and certain other transaction costs incurred by InfraREIT and its subsidiaries and paid by us on their behalf), and we funded such amounts with the capital contributions received from the Equity Commitment Parties and proceeds received through the issuance of CP Notes.

In connection with the Mergers, we also extinguished all of InfraREIT’s outstanding debt (which was owed by certain of InfraREIT’s subsidiaries) totaling an aggregate principal amount of approximately $953 million as of May 16, 2019. We repaid $602 million principal amount of InfraREIT’s outstanding debt using proceeds from borrowings under a short-term unsecured term loan credit agreement that we entered into on May 9, 2019 (Bridge Loan), which Bridge Loan was subsequently repaid, and the issuance of CP Notes. We also exchanged $351 million of InfraREIT’s outstanding debt for senior secured notes issued by us. As a result of these repayments and exchanges, all debt owed by InfraREIT’s subsidiaries was extinguished in connection with the closing of the Mergers.

The assets we acquired through the acquisition of InfraREIT’s subsidiaries included approximately 1,575 miles of transmission lines, including approximately 1,235 circuit miles of 345kV transmission lines and approximately 340 circuit miles of 138kV transmission lines. The central, north and west Texas transmission system we acquired in the transaction is directly connected to approximately 20 operational generation facilities totaling approximately 3,900 MW and serves over 50 transmission stations and substations.

The InfraREIT Acquisition expanded Oncor’s existing footprint in Texas by adding various electricity transmission and distribution assets and projects in the north, central, west and panhandle regions of Texas.  Among those projects is an  approximately $400 million joint project with Lubbock Power & Light (LP&L), with costs and investment to ultimately be split equally by Oncor and LP&L, which involves the build out of transmission lines and associated station work to join most of the City of Lubbock’s electric facilities to the ERCOT market.  Oncor is responsible for construction of the project and invoices LP&L on a monthly basis for LP&L’s portion of the costs.  Oncor ultimately funded approximately $3 million and LP&L ultimately funded $3 million through reimbursement to Oncor of the project in 2019, with the remainder to be spent in 2020 and 2021.  The project requires approval of four Certificates of Convenience and Necessity by the PUCT, three of which have received final approval (PUCT Docket Nos. 48625, 48668 and 48909) and one of which is pending (PUCT Docket No. 49151).  This joint project consists of approximately 175 miles of transmission lines in Lubbock and surrounding areas.

Asset Exchange

On May 16, 2019, immediately prior to the Mergers, the SDTS-SU Asset Exchange was completed. Additionally, immediately prior to the closing of the SDTS-SU Asset Exchange, the equity interests and related economic interests in SDTS held by SU were cancelled. SDTS became our wholly owned, indirect subsidiary in connection with the SDTS-SU Asset Exchange and the Mergers and was renamed “Oncor Electric Delivery Company NTU LLC”.

In connection with the SDTS-SU Asset Exchange, pursuant to the joint survivor merger of SU and SDTS, (i) SDTS assumed certain real property and other assets owned by SU and used in the electric transmission and distribution business in the central, north and west and panhandle regions of Texas, as well as equity interests in GS Project Entity, L.L.C., a Texas limited liability company, that was merged with and into SDTS and (ii) SU assumed certain real property and other assets owned by SDTS and used in the electric transmission and distribution business in the vicinity of the Texas-Mexico border, including certain real property and other assets that SDTS owned and leased to SU.

The SDTS-SU Asset Exchange was structured to qualify, in part, as a simultaneous tax deferred like kind exchange of assets to the extent that the assets exchanged are of “like kind” (within the meaning of Section 1031 of the Code). SDTS paid approximately $13.18 million to SU at closing to settle the difference between the sums of the estimated net book value of the assets and liabilities exchanged and the estimated net working capital amounts associated with the SDTS-SU Asset Exchange. In August 2019, SU paid $8 million to NTU pursuant to the SDTS-SU Asset Exchange agreement as a post-closing true-up to settle the difference between the final net book value of the assets and liabilities exchanged and the final net working capital amounts associated with the SDTS-SU Asset Exchange.

In addition, as a condition to the closing of the SDTS-SU Asset Exchange, the Sempra-Sharyland Transaction was completed. As a result of the Sempra-Sharyland Transaction, Sharyland is now our affiliate for purposes of PUCT rules. Pursuant to the agreement governing the SDTS-SU Asset Exchange and the PUCT order in Docket No. 48929 approving the InfraREIT Acquisition, upon closing of the InfraREIT Acquisition we entered into an operation agreement pursuant to which we will provide certain operations services to Sharyland at cost with no markup or profit. We provided approximately $300,000 in services to Sharyland in 2019 pursuant to this agreement.

EFH Bankruptcy Proceedings and Sempra Acquisition

In April 2014, EFH Corp. (at the time the indirect owner of 80.03% of Oncor’s outstanding equity) and the substantial majority of its direct and indirect subsidiaries at the time commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. The Oncor Ring-Fenced Entities were not parties to the EFH Bankruptcy Proceedings.  On March 9, 2018, pursuant to the Sempra Acquisition, EFH Corp. merged with an indirect subsidiary of Sempra, with EFH Corp. (renamed STH) continuing as the surviving company and an indirect, wholly owned subsidiary of Sempra.  Sempra paid cash consideration of approximately $9.45 billion to acquire the indirect 80.03% outstanding membership interest in Oncor held by Oncor Holdings and other EFH Corp. assets and liabilities unrelated to Oncor.  In addition, in a separate transaction, Oncor Holdings acquired 0.22% of the outstanding membership interests in Oncor from Investment LLC for $26 million in cash, which represents approximately $18.60 per membership interest.  As a result, after the Sempra Acquisition, Oncor Holdings owns 80.25% of our outstanding membership interests and Texas Transmission owns 19.75% of our outstanding membership interests.  In February 2020, Sempra acquired (through STIH) an indirect 1% ownership interest in Texas Transmission.

The Sempra Acquisition was consummated after obtaining the approval of the bankruptcy court in the EFH Bankruptcy Proceedings, the Federal Communications Commission and the PUCT. The Sempra Order issued by the PUCT and our Limited Liability Company Agreement outline certain ring-fencing measures, governance mechanisms and restrictions that apply after the Sempra Acquisition. As a result of these ring-fencing measures, Sempra does not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor, including the deployment or disposition of Oncor’s assets, declarations of dividends, strategic planning and other important corporate issues and actions. These limitations include limited representation on the board of directors of Oncor. For more information on the ring-fencing measures applicable after the Sempra Acquisition, see “– Ring-Fencing Measures” above.

The Sempra Order also contains certain operational and financial commitments, including that Oncor will make minimum capital expenditures equal to at least $7.5 billion over the period from January 1, 2018 until December 31, 2022 (subject to certain adjustments).  Our capital expenditures totaled $2.1 billion and $1.8 billion in 2019 and 2018, respectively. For a discussion of our projected capital expenditures for the five year period 2020 through 2024, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition –

Liquidity and Capital Resources – Available Liquidity/CP Program/Credit Facility/Short-Term Borrowings – Liquidity Needs, Including Capital Expenditures.”

Oncor’s Operations

Performance Indicators —  We achieved or exceeded market performance protocols in 12 out of 14 PUCT market metrics in 2019.  These metrics measure the success of transmission and distribution companies in facilitating customer transactions in the competitive Texas electricity market.

Investing in Infrastructure and Technology — In 2019, we invested approximately $2.1 billion in our network to upgrade the transmission system and associated facilities, to extend the distribution infrastructure and to pursue certain initiatives in infrastructure maintenance and information technology.

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

Transmission revenues are provided under tariffs approved by either the PUCT or, to a small degree related to limited interconnections to other markets, the FERC.  Network transmission revenues compensate us for delivery of electricity over transmission facilities operating at 60kV and above.  Other services we offer through our transmission business include system impact studies, facilities studies, transformation service and maintenance of transformer equipment, substations and transmission lines owned by other parties.

PURA allows us to update our transmission rates periodically on an interim basis to reflect changes in invested capital.  This “capital tracker” provision encourages investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

At December 31, 2019, our transmission system included:

•	17,799 miles of transmission lines:
o	7,163 circuit miles of 345kV transmission lines,
o	10,636 circuit miles of 138kV and 69kV transmission lines,
•	service to 100 generation facilities totaling 40,687 MW directly connected to our transmission system; and
•	service to 349 transmission stations and 775 distribution substations from our transmission system.

At December 31, 2019, our transmission facilities had the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Brazos Electric Power Cooperative, Inc.	8	117	30
Rayburn Country Electric Cooperative, Inc.	1	41	6
Lower Colorado River Authority	9	29	2
Texas New Mexico Power	4	16	13
Tex-La Electric Cooperative of Texas, Inc.	-	13	1
American Electric Power Company, Inc. (a)	4	8	12
Texas Municipal Power Agency	7	6	-
Lone Star Transmission	12	-	-
CenterPoint Energy Inc.	8	-	-
Other small systems operating wholly within Texas	8	16	3

_______________

(a)	One of the 345kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Our electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality and system reliability.  These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within our certificated service area.  Our distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 3,594 distribution feeders.

At December 31, 2019, our distribution system included:

•	121,747 miles of distribution lines:
o	94,805 miles of overhead lines, and
o	26,942 miles of underground lines,
•	3.685 million points of delivery at December 31, 2019,
•	64,000 approximate number of points of delivery added in 2019, and
•	2.09% average growth per year over the past five years in the number of distribution system points of delivery we serve, excluding lighting sites.

Distribution revenues from residential and small business users are based on actual monthly consumption (kWh), and, depending on size and annual load factor, revenues from large commercial and industrial users are based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

The PUCT allows utilities to file DCRF applications, under certain circumstances, once per year to recover distribution-related investments on an interim basis.

Customers — Our transmission customers consist of municipalities, electric cooperatives and other distribution companies.  Our distribution customers consist of approximately 90 REPs and certain electric cooperatives in our certificated service area.  Revenues from REP subsidiaries of Vistra and NRG Energy, Inc. collectively represented 23% and 18% of our total operating revenues in 2019, respectively.  No other customer represented more than 10% of our total operating revenues.  The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.

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

Regulation and Rates — As our operations are wholly within Texas, we believe we are not a public utility as defined in the Federal Power Act and, as a result, we are not subject to general regulation under this act.  However, we are subject to reliability standards adopted and enforced by the Texas RE and the NERC (including critical infrastructure protection) under the Federal Power Act.  See “Item 1A. Risk Factors – We are subject to mandatory service quality and reliability standards.  Efforts to comply with those standards could subject us to higher operating costs and/or increased capital expenditures, and non-compliance with applicable standards could subject us to penalties that could have a material effect on our business.”

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

Our capital expenditures for environmental matters totaled $37 million in 2019 and are expected to total approximately $51 million in 2020.

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

Sharyland 2017 Asset Exchange —  In July 2017, we entered into the Sharyland 2017 Agreement.  Pursuant to that agreement, on November 9, 2017, we exchanged approximately $383 million of our transmission assets, consisting of 517 circuit miles of 345kV transmission lines, and approximately $25 million in cash for approximately $408 million of the Sharyland Entities’ distribution assets (constituting substantially all of their electricity distribution business) and certain of their transmission assets.  The transaction expanded our customer base in west Texas and provides some potential growth opportunities for the distribution network.  The exchange of assets between Oncor and the Sharyland Entities was structured to qualify, in part, as a simultaneous tax deferred like kind exchange of assets to the extent that the assets exchanged are of “like kind” (within the meaning of Section 1031 of the Code). The Sharyland 2017 Asset Exchange did not have a material effect on our results of operations, financial position or cash flows.  See further discussion of the transaction in Note 2 to Financial Statements.

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

The Texas Legislature meets every two years.  The Texas Legislature was in session from January 8, 2019 to May 27, 2019.  During the 2019 regular legislative session, no legislation passed that is expected to have a material impact on our financial position, results of operations or cash flows.  However, at any time, the governor may convene a special session of the Texas Legislature.  During any regular or special session, bills may be introduced that if adopted could materially and adversely affect our business and our business prospects.

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

Attacks on our infrastructure or other events that disrupt or breach our cyber/data or physical security measures, as well as attacks on our third-party vendors, could have an adverse impact on our reputation, disrupt business operations and expose us to significant liabilities including penalties for failure to comply with federal, state or local statutes and regulations, which could have a material effect on our results of operations, liquidity and financial condition.

A breach of cyber/data security measures that impairs our information technology infrastructure or other loss of key technology platforms could disrupt normal business operations and affect our ability to control our transmission and distribution assets, access customer information and limit communication with third parties.  In the ordinary course of business, we collect and retain sensitive information, including customer information and personal information about employees. We face various cyber and data risks, including malware, computer viruses, unauthorized access attempts, cyber or phishing attacks. While we have controls in place designed to protect our information technology infrastructure and are not aware of any significant breaches to date, any loss of confidential or proprietary data through a breach, including a breach involving one of our third-party vendors, could adversely affect our reputation, expose us to material legal and regulatory claims and fines, require compliance with notification and monitoring regulations, impair our ability to execute on business strategies and/or materially affect our results of operations, liquidity and financial condition.

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

There can be no guarantee that the execution of our capital deployment program for our electricity delivery facilities will be successful, and there can be no assurance that the capital investments we intend to make in connection with our electricity delivery business will produce the desired improvements to service and reliability or cost management.  Furthermore, there can be no guarantee that our capital investments will ultimately be recoverable through rates or, if recovered, that they will be recovered on a timely basis.  For more information regarding the limitation on recovering the value of investments using rates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Risks and Challenges” and “– Regulation and Rates.”

Market volatility may impact our business and financial condition in ways that we currently cannot predict.

Because our operations are capital intensive, we expect to rely over the long term on access to financial markets, as a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or our Credit Facility and CP Program.  It is likely we will incur additional debt in connection with our large capital expenditure plan, which calls for construction projects to service our growing customer base and ERCOT needs, maintenance projects, and investments in information technology. Our ability to access the capital or credit markets may be severely restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions.  In addition, the cost of debt financing may be materially and adversely impacted by these market conditions.  Even if we are able to obtain debt financing, we may be unable to recover in rates some or all of the costs of such debt financing if they exceed our PUCT-approved cost of debt determined in our most recent rate review or subsequent rate reviews.  Accordingly, there can be no assurance that the capital and credit markets will continue to be a reliable or acceptable source of short-term or long-term financing for us.  Additionally, disruptions in the capital and credit markets could have a broader impact on the economy in general in ways that could lead to reduced electricity usage, which could have a negative impact on our revenues, or have an impact on our customers, counterparties and/or lenders, causing them to fail to meet their obligations to us.

The phase out of LIBOR could affect interest rates under our variable rate debt and the overall interest rate environment.

In July 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.    In addition, other regulators across the globe have suggested reforming or replacing other benchmark rates.  Our Credit Facility and our term loan credit agreements use LIBOR as a benchmark for establishing interest rates. Our Credit Facility and our term loan credit agreements include mechanisms for amending each of them to reflect the establishment of an alternative rate of interest upon the occurrence of certain events related to the phase out of LIBOR. However, we have not yet pursued any technical amendments or other contractual alternatives to address this matter and are currently evaluating the impact of the potential replacement of the LIBOR interest rate.  Our term loan credit agreements currently contain maturity dates that are prior to the anticipated date that any LIBOR phase out will occur.  Any amendment or alternative provisions may not adequately address the actual changes to LIBOR or successor benchmark rates.  A successor benchmark rate could be higher or more volatile than LIBOR prior to its discontinuance, which could negatively impact the cost of our variable rate debt, impact our ability to refinance some or all of our existing variable rate debt, influence the valuation of any derivative contracts or otherwise have a material adverse impact on our business, financial condition and results of operations. Additionally, the discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement could have a significant impact on the overall interest rate environment.

Adverse actions with respect to our credit ratings could negatively affect our ability to access capital.

Our access to capital markets and our cost of debt could be directly affected by our credit ratings.  Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease.  Our credit ratings are currently higher than those of Sempra, our majority indirect equity owner.  If credit rating agencies were to change their views of our independence from Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), our credit ratings could decline.  Despite our ring-fencing measures, rating agencies have in the past taken, and could in the future take, an adverse action with respect to our credit ratings in response to activities involving financing and liability management activities by our indirect majority equity owner. In the event any such adverse action takes place and causes our borrowing costs to increase, we may not be able to recover such increased costs if they exceed our PUCT-approved cost of debt determined in our most recent rate review or subsequent rate reviews.

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

Under the Energy Policy Act of 2005, FERC can impose penalties (up to $1 million per day per violation) for failure to comply with reliability standards, which would not be recoverable from customers through regulated rates.  We have four registrations with NERC – as a transmission planner, a transmission owner, a transmission operator and a  distribution provider.  As a registered entity, we are subject to periodic audits by the Texas RE of our compliance with reliability standards.  These audits will occur as designated by the Texas RE at a minimum of every three years.  We cannot predict the outcome of any such audits.

Our revenues are concentrated in a small number of customers and any delay or default in payment could adversely affect our cash flows, financial condition and results of operations.

Our revenues from the distribution of electricity are collected from approximately 90 REPs and certain electric cooperatives in our certificated service area, that sell the electricity we distribute to consumers.  REP subsidiaries of our two largest counterparties represented 23% and 18% of our total operating revenues for the year ended 2019, and 23% and 19% for the year ended 2018.  Adverse economic conditions, structural problems in the market served by ERCOT or the financial difficulties of one or more other REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments.  We depend on these REPs to timely remit these revenues to us.  We could experience delays or defaults in payment from these REPs, which could adversely affect our cash flows, financial condition and results of operations.

In the future, we could have liquidity needs that could be difficult to satisfy under some circumstances, especially in uncertain financial market conditions.

Our operations are capital intensive.  We rely on access to financial markets and our Credit Facility as a significant source of liquidity for capital requirements, including maturities of long-term debt, not satisfied by cash-on-hand or operating cash flows.  The inability to raise capital on favorable terms or access liquidity facilities, particularly during times of uncertainty similar to those experienced in the financial markets in 2008 and 2009, could adversely impact our ability to sustain and grow our business and would likely increase capital costs that may not be recoverable through rates.  Our access to the financial markets and our Credit Facility, and the pricing and terms we receive in the financial markets, could be adversely impacted by various factors, such as:

•	changes in financial markets that reduce available credit or the ability to obtain or renew liquidity facilities on acceptable terms;
•	economic weakness in the ERCOT market;
•	changes in interest rates;
•	a deterioration of our credit or a reduction in our credit ratings;
•	a deterioration of the credit or insolvency or financial distress of one or more lenders under our Credit Facility that affects the ability of the lender(s) to make loans to us;
•

a deterioration of the credit of Sempra or its affiliates (other than the Oncor Ring-Fenced Entities) or a reduction in the credit ratings of Sempra or such affiliates that is perceived to potentially have an adverse impact on us despite the ring-fencing of the Oncor Ring-Fenced Entities from Sempra and such affiliates;

•	a material breakdown in our risk management procedures; and
•	changes that restrict our ability to access our Credit Facility.

Our primary source of liquidity, aside from operating cash flows, has been our ability to borrow under our Credit Facility, which also supports our CP Program.  Because our CP Program is supported by our Credit Facility, CP Notes outstanding is a reduction to the available borrowing capacity.  The Credit Facility, our term loan credit agreements and the Note Purchase Agreements each contain a debt-to-capital ratio covenant that effectively limits our ability to incur indebtedness in the future.  At December 31, 2019, we were in compliance with these covenants.  See Note 6 to Financial Statements for further information regarding this covenant and our Credit Facility, as well as our CP Program.

We are required to maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. That debt-to-equity ratio is 57.5% debt to 42.5% equity.  At December 31, 2019, our regulatory capitalization ratio was 54.8% debt to 45.2% equity.  Our ability to incur additional long-term debt will be limited by our regulatory capital structure and we are able to issue future long-term debt only to the extent that we will be in compliance therewith.

The costs of providing pension benefits and OPEB and related funding requirements may have a material adverse effect on our financial condition, results of operations and cash flows.

We offer certain pension and health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees through pension and OPEB plans.

We also have contractual liabilities related to the Vistra Retirement Plan, a defined benefit pension plan.  Until October 2016, we were a member of the same controlled group (within the meaning of ERISA) as Vistra.  We also maintain an OPEB plan to cover eligible retirees of Oncor and EFH Corp./Vistra whose employment service were assigned to both Oncor (or a predecessor regulated utility bushiness) and the non-regulated business of EFH Corp./Vistra.

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

Various ring-fencing measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities, Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), and any other direct or indirect owners of Oncor or Oncor Holdings.  These enhancements are intended to minimize the risk that a court would order any of the Oncor Ring-Fenced Entities’ assets and liabilities to be substantively consolidated with those of Sempra or any of its affiliates or any other direct or indirect owners of Oncor or Oncor Holdings or their affiliates in connection with a bankruptcy of any such entities.  Substantive consolidation is an equitable remedy in bankruptcy that results in the pooling of the assets and liabilities of the debtor and one or more of its affiliates solely for purposes of the bankruptcy case, including for purposes of distributions to creditors and voting on and treatment under a reorganization plan.  Bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict. To the extent a bankruptcy court were to determine that substantive consolidation is appropriate under the facts and circumstances, then the assets and liabilities of any Oncor Ring-Fenced Entity that is subject to the substantive consolidation order would be available to help satisfy the debt or contractual obligations of the affiliated entity that is a debtor in bankruptcy and subject to the same substantive consolidation order.  If any Oncor Ring-Fenced Entity were included in such a substantive consolidation order, the secured creditors of Oncor would retain their liens and priority with respect to Oncor’s assets.

See “Note 1 to Financial Statements”, “Item 1. and 2. Business and Properties – Ring-Fencing Measures” for additional information on our ring-fencing measures.

Goodwill that we have recorded is subject to at least annual impairment evaluations, and as a result, we could be required to write off some or all of this goodwill, which may adversely impact our financial condition and results of operations.

In accordance with accounting standards, recorded goodwill is not amortized but is reviewed annually or more frequently for impairment, if certain conditions exist, and may be impaired.  Any reduction in or impairment of the value of goodwill will result in a charge against earnings, which may adversely impact our reported results of operations and financial condition.  See Note 1 to Financial Statements for more information about our goodwill impairment assessment and testing.

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

The operation and maintenance of delivery facilities involves many risks, including equipment breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses that may not be recoverable through rates.  A significant number of our facilities were constructed many years ago.  In particular, older transmission and distribution equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep operating at peak efficiency or reliability.  A risk of increased maintenance and capital expenditures arises from damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events.  Further, our ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks.  Should any such efforts be unsuccessful, we could be subject to additional costs that may not be recoverable through rates and/or the write-off of our investment in the project or improvement.

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

We rely on suppliers and service providers to provide us with certain specialized materials and services, including materials and services for power line construction, maintenance and repair, information technology and customer operations.  The financial condition of our suppliers and service providers may be adversely affected by general economic conditions, such as credit risk and turbulent macroeconomic events.  Because many of the tasks of these suppliers and service providers require specialized electric industry knowledge and equipment, if any of these parties fail to perform, go out of business or otherwise become unable to perform, we may not be able to transition to substitute suppliers or service providers in a timely manner. This could delay our construction and improvement projects, increase our costs and disrupt our operations, which could negatively impact our business and reputation. In addition, we could be subject to fines or penalties in the event a delay resulted in a violation of a PUCT or other regulatory order.

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

We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets, such as the InfraREIT Acquisition that we completed in May 2019. Acquisitions involve various risks, and we may not be able to realize the anticipated benefits of any such acquisitions.

We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets. Additional equity or debt capital may be required to complete any acquisition.  In addition, any acquisition may be structured in such a manner that could result in the assumption of secured or unsecured debt and other liabilities. Any such transaction may require PUCT and other regulatory approvals.  An acquisition may involve risks relating to the combination of assets and facilities, the diversion of management’s attention and the impact on our credit ratings.

The InfraREIT Acquisition involved the acquisition of a business that owned primarily regulated electric transmission and distribution assets and was previously operated as an independent company.  Any potential cost savings, synergies or other benefits from the transaction may not be fully realized or may take longer to realize than expected. In addition, some of the assets that we acquired have yet to undergo prudence review by the PUCT. There can be no assurance that the PUCT will judge all of the costs related to those assets to have been prudently incurred.

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

Item 4.MINE SAFETY DISCLOSURES

Not applicable

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED EQUITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2019, 80.25% of our outstanding membership interests were held by Oncor Holdings and 19.75% were held by Texas Transmission.  For information on beneficial ownership of our membership interests, see “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Equity Holder Matters.”  None of the membership interests are publicly traded, and none were issued by Oncor in 2019.

See Note 9 to Financial Statements for a description of cash distributions and contributions between us and members.

Item 6.SELECTED FINANCIAL DATA

	At December 31,
	2019	2018	2017	2016	2015
	(millions of dollars, except ratios)

Total assets	$27,036	$22,752	$22,120	$20,811	$19,287
Property, plant & equipment ─ net	19,370	16,090	14,879	13,829	13,024
Goodwill	4,740	4,064	4,064	4,064	4,064
Capitalization:
Long-term debt, less amounts due currently	$8,017	$5,835	$5,567	$5,515	$5,646
Membership interests	10,799	8,460	7,903	7,711	7,508
Total	$18,816	$14,295	$13,470	$13,226	$13,154
Capitalization ratios (a):
Long-term debt, less amounts due currently	42.6%	40.8%	41.3%	41.7%	42.9%
Membership interests	57.4%	59.2%	58.7%	58.3%	57.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

_______________

(a)

For purposes of reporting to the PUCT, the regulatory capitalization ratio at December 31, 2019 was 54.8% debt to 45.2% equity.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ― Financial Condition ― Available Liquidity/CP Program/Credit Facility/Short-Term Borrowings” and Note 9 to Financial Statements for additional information regarding regulatory capitalization ratios.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(millions of dollars, except ratios)

Operating revenues	$4,347	$4,101	$3,958	$3,920	$3,878
Net income	$651	$545	$419	$431	$432
Capital expenditures	$2,097	$1,767	$1,631	$1,352	$1,154
Embedded interest cost on long-term debt ─ end of period (a)	4.8%	5.1%	5.5%	5.6%	5.8%

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

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2019 and 2018 should be read in conjunction with Selected Financial Data and our audited consolidated financial statements and the notes to those statements.

Our 2018 Form 10-K includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2017 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All dollar amounts in the tables in the following discussion and analysis are stated in millions of U.S. dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern, western and panhandle regions of Texas.  We are a majority-owned subsidiary of Oncor Holdings, which is indirectly and wholly owned by Sempra.  Oncor Holdings owns 80.25% of our outstanding membership interests and Texas Transmission owns 19.75% of our outstanding membership interests.  We are managed as an integrated business; consequently, there is only one reportable segment.

Our consolidated financial statements for the fiscal year ended December 31, 2019, include the results of our wholly owned, indirect subsidiary, NTU, which is a regulated utility that provides electricity transmission delivery service in the north-central, western and panhandle regions of Texas. We acquired NTU as part of the InfraREIT Acquisition that closed on May 16, 2019.

Ring-Fencing Measures

Various ring-fencing measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities, Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), and any other entities with a direct or indirect ownership interest in Oncor or Oncor Holdings.  These measures serve to mitigate the Oncor Ring-Fenced Entities’ credit exposure to Sempra and its affiliates and any other direct or indirect owners of Oncor and Oncor Holdings, and to reduce the risk that the assets and liabilities of Oncor Ring-Fenced Entities would be substantively consolidated with the assets and liabilities of any Sempra entity or any other direct or indirect owners of Oncor and Oncor Holdings in connection with a bankruptcy of any such entities. Such measures include, among other things: the 19.75% equity interest held by Texas Transmission; maintenance of separate books and records for the Oncor Ring-Fenced Entities; and our board of directors being comprised of a majority of directors who meet certain disinterested director standards.  As a result, none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or obligations of any Sempra entity or any other direct or indirect owner of Oncor or Oncor Holdings.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of any Sempra entities and any other direct or indirect owner of Oncor or Oncor Holdings.  We do not bear any liability for debt or contractual obligations of Sempra and its affiliates or any other direct or indirect owner of Oncor or Oncor Holdings, and vice versa.  Accordingly, our operations are conducted, and our cash flows are managed, independently from Sempra and its affiliates and any other direct or indirect owner of Oncor or Oncor Holdings. For more information on the ring-fencing measures, see “Items 1 and 2. Business and Properties – Ring-Fencing Measures.”

Significant Activities and Events

InfraREIT Acquisition —  On May 16, 2019, we completed the InfraREIT Acquisition, pursuant to which we acquired all of the equity interests of InfraREIT and its subsidiary, InfraREIT Partners. The cash consideration paid to stockholders of InfraREIT and limited partners of InfraREIT Partners totaled $1,275 million. In addition, we paid certain transaction costs incurred by InfraREIT (including a management agreement termination fee of $40 million that InfraREIT paid an affiliate of Hunt Consolidated, Inc. at closing), with the aggregate cash consideration and payment of certain InfraREIT expenses totaling $1,324 million. In connection with and immediately after the closing of the InfraREIT Acquisition, on May 16, 2019, we also extinguished all $953 million aggregate principal amount of the outstanding debt of

InfraREIT and its subsidiaries through repayment of $602 million of InfraREIT subsidiary debt and the exchange of $351 million of InfraREIT subsidiary debt for newly issued Oncor senior secured notes. See Notes 2, 6 and 7 to Financial Statements for more information on the exchange of notes and repayment of debt of InfraREIT and its subsidiaries.

The InfraREIT Acquisition expanded Oncor’s existing footprint in Texas by adding various electricity transmission and distribution assets and projects in the north, central, west and panhandle regions of Texas.  Among those projects is an  approximately $400 million joint project with Lubbock Power & Light (LP&L), with costs and investment to ultimately be split equally by Oncor and LP&L, which involves the build out of transmission lines and associated station work to join most of the City of Lubbock electric facilities to the ERCOT market.  Oncor is responsible for construction of the project and invoices LP&L on a monthly basis for LP&L’s portion of the costs.  Oncor ultimately funded approximately $3 million and LP&L ultimately funded $3 million through reimbursement to Oncor of the project in 2019, with the remainder to be spent in 2020 and 2021.  The project requires approval of four Certificates of Convenience and Necessity by the PUCT, three of which have received final approval (PUCT Docket Nos. 48625, 48668 and 48909) and one of which is pending (PUCT Docket No. 49151).  This joint project consists of approximately 175 miles of transmission lines in Lubbock and surrounding areas.

Debt-Related Activity — In May 2019, we issued (i) $351 million of senior secured notes under the Note Purchase Agreements in exchange for a like principal amount of notes issued by InfraREIT subsidiaries, (ii) $500 million aggregate principal amount of 2.75% senior secured notes due 2024 (2024 Notes), (iii) $300 million aggregate principal amount of 3.70% senior secured notes due 2028 (2028 Notes) and (iv) $500 million aggregate principal amount of 3.80% senior secured notes due 2049 (3.80% 2049 Notes).  In September 2019, we (i) issued $700 million aggregate principal amount of 3.10% senior secured notes due 2049 (3.10% 2049 Notes) and (ii) entered in to and borrowed $460 million under a term loan credit agreement that matures on October 6, 2020.  Repayments of long-term debt consisted of $488 million aggregate principal amount of certain InfraREIT-related long-term debt in connection with and immediately following the closing of the InfraREIT Acquisition, $250 million aggregate principal amount of senior secured notes, $350 million aggregate principal amount under a previous term loan credit agreement and $6 million principal amount of the quarterly amortizing debt for our notes issued under the Note Purchase Agreements. See Note 7 to Financial Statements for additional information regarding long-term debt.

In May 2019, we entered into the short-term Bridge Loan, borrowing an aggregate principal amount of $600 million, which was subsequently repaid on May 23, 2019. In connection with the closing of the InfraREIT Acquisition, on May 16, 2019, the short-term credit facilities of InfraREIT and its subsidiaries were terminated and borrowings totaling $114 million aggregate principal amount were repaid in full by Oncor.  See Note 6 to Financial Statements for additional information regarding short-term debt and Note 2 to Financial Statements regarding the InfraREIT Acquisition.

Matters with the PUCT — See discussion below under “Regulation and Rates – Matters with the PUCT”.

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

Accounting for the Effects of Income Taxes

Our tax sharing agreement with Oncor Holdings, STH (as successor to EFH Corp.) and Texas Transmission provides for the calculation of amounts related to income taxes for each of Oncor Holdings and Oncor substantially as if these entities were taxed as corporations and requires payments to the members determined on that basis (without duplication for any income taxes paid by a subsidiary of Oncor Holdings).

We are a partnership for U.S. federal income tax purposes. Accordingly, while partnerships are not subject to income taxes, in consideration of the presentation of our financial statements as an entity subject to cost-based regulatory rate-setting processes with such costs historically including income taxes and the tax sharing agreement, the financial statements present amounts determined under the tax sharing agreement as “provision in lieu of income taxes” and “liability in lieu of deferred income taxes”.  Such amounts are determined in accordance with the provisions of the accounting guidance for income taxes and accounting standards that provide interpretive guidance for accounting for uncertain tax positions and thus differences between the book and tax bases of assets and liabilities are accounted for as if we were a stand-alone corporation. In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Our expense amounts related to income taxes and related balance sheet amounts are recorded pursuant to our tax sharing agreement, as discussed above. Recording of such amounts involves significant management estimates and judgments, including judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of assets related to income taxes, management considers estimates of the amount and character of future taxable income. Actual amounts related to income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, our forecasted financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities. Our and STH’s income tax returns are regularly subject to examination by applicable tax authorities. In management’s opinion, any liability recorded pursuant to income tax accounting guidance related to uncertain tax positions reflects future amounts that may be owed as a result of any examination.

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

We also evaluate goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate that an impairment may exist.  The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows.

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

In each of 2019, 2018 and 2017, we concluded, based on a qualitative assessment, that our estimated enterprise fair value was more likely than not greater than our carrying value.  As a result, no additional testing for impairment was required and no impairments were recognized.

Defined Benefit Pension Plans and OPEB Plans

We offer certain pension, health care and life insurance benefits to eligible employees (and certain eligible former employees of EFH Corp. and Vistra whose service was partially assigned to Oncor in connection with the deregulation and disaggregation of EFH Corp.’s electric utility business in 2002) and their eligible dependents upon the retirement of such employees as we discuss in Note 10 to Financial Statements.  We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs reflected in our PUCT-approved billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service.  Accordingly, we recognize (principally as a regulatory asset or property) additional pension and OPEB costs consistent with PURA.  Amounts deferred are ultimately subject to regulatory approval.

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

RESULTS OF OPERATIONS

Operating Data

	Year Ended December 31,
	2019	2018	2017
Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	45,340	46,007	41,483
Commercial, industrial, small business and other	88,038	84,049	76,117
Total electric energy volumes	133,378	130,056	117,600
Reliability statistics (a)(b):
System Average Interruption Duration Index (SAIDI) (nonstorm)	84.1	90.2	89.7
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.3	1.3	1.4
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	67.2	69.2	62.1
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,685	3,621	3,551

	Year Ended December 31,
	2019	2018	2017
Operating revenues:
Revenues contributing to earnings:
Distribution base revenues (c)	$2,143	$2,139	$1,877
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	681	548	608
Billed to REPs serving Oncor distribution customers, through TCRF	391	310	332
Total transmission base revenues	1,072	858	940
Other miscellaneous revenues (c)	77	71	166
Total revenues contributing to earnings	3,292	3,068	2,983

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	1,005	962	928
EECRF and other regulatory charges	50	71	47
Total revenues collected for pass-through expenses	1,055	1,033	975

Total operating revenues	$4,347	$4,101	$3,958

________________

(a)      SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.

(b)      Excludes impacts of the Sharyland 2017Asset Exchange.

(c)Prior to November 27, 2017, the AMS surcharge was separately reconcilable and included as a line item with other miscellaneous revenues. On November 27, 2017, AMS-related expenses and returns became recoverable through distribution base revenues.

Financial Results ─ Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Total operating revenues increased $246 million, or 6%, to $4.347 billion in 2019.  Revenue is billed under tariffs approved by the PUCT.

Revenues that contribute to earnings increased $224 million during 2019.  The change reflected the following components:

•

An Increase in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The PUCT allows utilities to file, under certain circumstances, once per year to recover distribution investments and certain other related costs on an interim basis.  The $4 million increase in distribution base rate revenues primarily reflects:

o	$26 million increase due to growth in points of delivery,
o	$18 million increase due to the effects of the DCRF rate increases effective September 1, 2019, and
o	$12 million increase due to NTU wholesale distribution substation service revenue following the closing of the InfraREIT Acquisition.
o	Partially offset by $31 million decrease due to refund of excess deferred federal income taxes beginning October 2018, and
o	$21 million decrease due to lower consumption driven primarily by weather.

See the DCRF Filings Table below for a listing of annual filings impacting revenues for 2019 and 2018.

DCRF Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact
49427	April 2019	September 2019	$25
48231	April 2018	September 2018	$15

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) increased $214 million during the year ended December 31, 2019.  TCOS revenues are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The increase in TCOS revenues for the year ended December 31, 2019 compared to the year ended December 31, 2018 reflects a:

o	$142 million increase due to the InfraREIT Acquisition, and
o	$88 million increase due to effects of TCOS updates,
o	Partially offset by a $11 million decrease due to the refund of excess deferred federal income taxes resulting from the TCJA, and
o

$5 million decrease due to a requirement in the PUCT final order approving the InfraREIT Acquisition that we provide merger-savings rate credits to customers, $5 million of which was required to be paid in 2019, and an additional $5 million to be paid in each of 2020 and 2021.

See TCOS Filings Table below for a listing of transmission interim rate update applications and anticipated impacts on revenues for the years ended December 31, 2019 and 2018, as well as filings and the anticipated impact to revenues for the year ending December 31, 2020.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
50490 (a)	January 2020	March/April 2020	$32	$21	$11
49793	July 2019	September 2019	$33	$21	$12
49160	January 2019	April 2019	$19	$12	$7
48559 (b)	July 2018	October 2018	$21	$13	$8
48325 (TCJA)	May 2018	July 2018	$(15)	$(10)	$(5)
47988	January 2018	March 2018	$14	$9	$5

______________

(a)	This application is pending.
(b)	This docket includes a $12 million annual revenue reduction for excess deferred taxes related to the Docket No. 48325 (TCJA) line below.

•

An Increase in Other Miscellaneous Revenues — Other miscellaneous revenues increased $6 million primarily due to a $2 million higher energy efficiency program bonus and $3 million higher other service revenue including facility studies and mutual assistance.

Revenues collected for pass-through expenses include the following components. While changes in these tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. These revenues increased $22 million during the year ended December 31, 2019 and the change reflected:

•

An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF revenues increased $43 million during the year ended December 31, 2019.  TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to third-party transmission service providers under their TCOS rates and the retail portion of our own TCOS rate described above.  Changes in our TCRF Third-Party revenue are to pass through an increase in third-party wholesale transmission service expense.  At December 31, 2019, $30 million was deferred as over-recovered wholesale transmission service expense (see Note 3 to Financial Statements).  PUCT rules require us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.

See TCRF Filings Table below for a listing of TCRF filings impacting cash flows for the year ended December 31, 2019 and 2018, as well as filings and the anticipated impacts to cash flows for the year ended December 31, 2020.

TCRF Filings Table

Docket No.	Filed	Effective	Billing Impact for Period Effective Increase (Decrease)
50300	December 2019	March 2020 - August 2020	$(72)
49593	May 2019	September 2019 - February 2020	$192
48930	November 2018	March 2019 - August 2019	$(121)
48408	May 2018	September 2018 - February 2019	$110
47824	December 2017	March 2018 - August 2018	$(52)
46957 (rate review)	March 2017	December 2017 - February 2018	$(28)

•

A Net Decrease in EECRF and Other Regulatory Surcharges — EECRF and other regulatory surcharge revenues decreased by $21 million during the year ended December 31, 2019.  The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and to refund or recover any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The net decrease includes a $25 million reduction due to cessation of certain surcharges related to rate case expenses and recovery of certain municipal franchise fees as part of the 2017 rate review, offset by a $4 million increase in energy efficiency program costs.

See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the year ended December 31, 2019 and 2018, as well as filings that will impact revenues for the year ended December 31, 2020.

EECRF Filings Table

Docket No.	Filed	Effective	Monthly Charge per Residential Customer (a)	Program Costs	Performance Bonus	Under-/ (Over)- Recovery
49594	May 2019	March 2020	$0.89	$50	$9	$(3)
48421	June 2018	March 2019	$0.91	$50	$7	$-
47235	June 2017	March 2018	$0.92	$50	$12	$(6)
46013	June 2016	March 2017	$0.94	$49	$10	$(4)

__________

(a) Monthly charges are for a residential customer using an assumed 1,200 kWh.

Wholesale transmission service expense increased $43 million, or 4%, to $1,005 million in 2019 primarily due to higher fees paid to other transmission entities.

Operation and maintenance expense increased $24 million, or 3%, to $899 million in 2019. The increase includes $9 million higher labor and contractor related costs, $8 million in higher materials and transportation costs and $4 million higher energy efficiency program costs.

Depreciation and amortization increased $52 million to $723 million in 2019.  The increase is primarily attributable to ongoing investments in property, plant and equipment and $29 million from property, plant and equipment acquired in the InfraREIT Acquisition.

Provision in lieu of income taxes totaled $123 million (including a $15 million benefit related to nonoperating income) in 2019 compared to $117 million (including a $35 million benefit related to nonoperating income) in 2018.

The effective income tax rate was 15.9% and 17.7% for the 2019 and 2018 periods, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA, partially offset by the effects of the Texas margin tax.

Taxes other than income taxes increased $12 million, or 2%, to $508 million in 2019.  The increase is primarily due to $28 million higher property taxes in the current period including $16 million related to the InfraREIT Acquisition and $4 million higher local franchise fees, partially offset by $20 million expense in the prior period related to recovery of certain municipal franchise fees as part of the 2017 rate review.

Other deductions and (income) - net was $21 million favorable in 2019 compared to 2018.  The variance is primarily due to allowance for funds used during construction (AFUDC) equity income recorded in the current period and Sempra Acquisition related costs reflected in the prior period.  See Note 13 to Financial Statements for more information.

Interest expense and related charges were $375 million and $351 million for 2019 and 2018, respectively.  The $24 million increase is primarily driven by a $61 million increase due to higher average borrowings including $27 million related to the InfraREIT Acquisition, partially offset by a $36 million decrease attributable to lower average interest rates.

Net income was $106 million higher than the prior period, primarily driven by an increase in revenues that contribute to earnings, the impacts of the InfraREIT Acquisition and favorable other income including AFUDC equity, partially offset by increases in operation and maintenance expense, property taxes, depreciation and amortization and a TCJA related write-off in the prior period.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows —  Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Cash provided by operating activities totaled $1,275 million and $1,482 million in 2019 and 2018, respectively. The $207 million decrease is primarily the result of a $162 million increase in storm costs, a  $66 million decrease in transmission and distribution receipts, a  $27 million increase in materials and supply purchases, and a  $23 million increase in interest payments. The decreases were partially offset by $47 million of lower employee benefit plan funding and $15 million of higher stock-based compensation related payments in the prior period.

Cash provided by financing activities totaled $2,104 million and $249 million in 2019 and 2018, respectively.  The $1,855 million net increase includes debt restructuring activity in connection with the InfraREIT Acquisition that included new debt issuances and the receipt of capital contributions, partially offset by the extinguishment of certain debt of InfraREIT and its subsidiaries.  The current period activity also includes an increase due to $1,160 million of new debt issuances, the repayment of all short-term debt and the repayment of Oncor senior secured notes that matured during the period.  For more details, see Notes 6 and 7 to Financial Statements for additional information regarding short-term borrowings and long-term debt activity, respectively, and Note 9 to Financial Statements for additional information regarding capital contributions from our members.

Cash used in investing activities totaled $3,378 million and $1,749 million in 2019 and 2018, respectively.  The $1,629 million increase is primarily due to the $1,324 million purchase price paid for the InfraREIT Acquisition and a $330 million increase in capital expenditures for transmission and distribution facilities to serve new customers and infrastructure capital maintenance spending in the current period. The “Other” line includes proceeds of $18 million from the sale of certain distribution assets. For more details on the purchase price paid for the InfraREIT Acquisition, see Note 2 to Financial Statements.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $83 million and $106 million more than the amounts reported in the statements of consolidated income for the years ended December 31, 2019 and 2018, respectively.  The differences result from certain regulatory asset amortization reported in operation and maintenance expense and taxes other than income taxes.

Long-Term Debt Activity in 2019

Senior Secured Notes Issuances — In May 2019, we issued (i) $351 million of senior secured notes under the Note Purchase Agreements in exchange for a like principal amount of notes issued by InfraREIT subsidiaries, (ii) $500 million aggregate principal amount of 2024 Notes, (iii) $300 million aggregate principal amount of 2028 Notes and (iv) $500 million aggregate principal amount of 3.80% 2049 Notes.  In September 2019, we issued $700 million aggregate principal amount of 3.10% 2049 Notes (3.10% 2049 Notes and, together with the 2024 Notes, 2028 Notes and the 3.80% 2049 Notes, the New Indenture Notes).

Long-Term Unsecured Term Loan Credit Agreements —  In September 2019, we executed a $460 million term loan credit agreement that matures on October 6, 2020 (2019 Term Loan Agreement). At December 31, 2019, we had outstanding borrowings of $460 million under the 2019 Term Loan Agreement bearing interest at a per annum rate equal to, at Oncor’s option, (i) LIBOR plus 0.50%, or (ii) an alternate base rate (the highest of (1) the prime rate of Wells Fargo Bank National Association, the administrative agent under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1%). At December 31, 2019, we had outstanding borrowings of $460 million under the 2019 Term Loan Agreement bearing interest at the rate per annum of 2.28%.  See Note 7 to Financial Statements for additional information regarding the 2019 Term Loan Agreement.

We entered into a $350 million aggregate principal amount term loan credit agreement in December 2018 (2018 Term Loan Agreement) that was repaid in full in November 2019.

The 2019 Term Loan Agreement contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries.  The 2019 Term Loan Agreement also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At December 31, 2019, we were in compliance with this covenant and all other covenants in the 2019 Term Loan Agreement.  See “Credit Rating Provisions, Covenants and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio. While it was in effect, the 2018 Term Loan Agreement contained similar covenants to the 2019 Term Loan Agreement.

Use of Proceeds —  We used the proceeds (net of the initial purchasers’ discount, fees, expenses and accrued interest) of $2,446 million from the sale of the New Indenture Notes and borrowings on the 2019 Term Loan Agreement for general corporate purposes, including to repay all amounts outstanding under the Bridge Loan, to repay our $250 million aggregate principal amount of 2.15% Senior Secured Notes due June 1, 2019 and to repay CP Notes, when due, under our CP Program. For more information on the Bridge Loan, see Note 6 to Financial Statements. See Note 7 to Financial Statements for additional information regarding repayments, redemptions and issuances of long-term debt.

Long-Term Debt Repayments — Repayments of long-term debt during 2019 consisted of repayment of $488 million aggregate principal amount of certain InfraREIT-related long-term debt on May 16, 2019, in connection with and immediately following the closing of the InfraREIT Acquisition, $250 million aggregate principal amount of our 2.15% senior secured notes due June 1, 2019, $350 million aggregate principal amount under the 2018 Term Loan Agreement, and $6 million principal amount of the quarterly amortizing debt for our 2020 Notes, 2029 Notes and 2030 Notes.

Available Liquidity/CP Program/Credit Facility/Short-Term Borrowings

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, has been our ability to borrow under our Credit Facility, which also supports our CP Program.  Because the CP Program is supported by the Credit Facility, CP Notes outstanding is a reduction to the available borrowing capacity.  Cash and cash equivalents totaled $4 million and $3 million at December 31, 2019 and 2018, respectively.  Considering CP Notes and letters of credit outstanding, available liquidity (cash and available Credit Facility borrowing capacity) at December 31, 2019 totaled $1,948 million, reflecting an increase of $767 million from December 31, 2018 primarily due to the issuance of new long-term debt and the repayment of CP Notes.

CP Program — As discussed in Note 6 to Financial Statements, in March, 2018 we established the CP Program, under which we may issue unsecured CP Notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion.  A national bank acts as the issuing and paying agent under the CP Program pursuant to the terms of an issuing and paying agent agreement.  Under the CP Program, we issue CP Notes from time to time, and the proceeds of the CP Notes are used for short-term financing of our business operations.  At December 31, 2019, we had $46 million of CP Notes outstanding under the CP Program.

The CP Program obtains liquidity support from our Credit Facility discussed below.  We may utilize either the CP Program or the Credit Facility at our option for funding.  See Note 6 to Financial Statements for additional information regarding the CP Program.

Credit Facility — At December 31, 2019, we had a $2.0 billion unsecured Credit Facility to be used for working capital and general corporate purposes, issuance of letters of credit and to support our CP Program with a five-year term expiring in November 2022.  We have the option of requesting up to two one-year extensions and an option to request an increase in our borrowing capacity of $400 million, in increments of not less than $100 million, provided certain conditions are met, including lender approvals.  Borrowings under the Credit Facility are classified as short-term on our balance sheets.  At December 31, 2019, we had no outstanding borrowings under the Credit Facility.

Because the CP Program is supported by the Credit Facility, CP Notes outstanding reduce the available borrowing capacity.  Considering the CP Notes outstanding and the limitations described below, available borrowing capacity under the Credit Facility totaled $1,944 million and $1,178 million at December 31, 2019 and 2018, respectively.

The Credit Facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries.  The Credit Facility also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At December 31, 2019, we were in compliance with all covenants in the Credit Facility.  See “Credit Rating Provisions, Covenants and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.

Under the terms of the Credit Facility, the commitments of the lenders to make loans to us are several and not joint.  Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.  See Note 6 to Financial Statements for additional information regarding the Credit Facility.

May 2019 Short-Term Bridge Loan — On May 9, 2019, we entered into the Bridge Loan, a short-term, unsecured term loan credit agreement in an aggregate principal amount of up to $600 million in connection with the InfraREIT Acquisition.  The Bridge Loan had a six-month term, maturing on November 9, 2019.  We borrowed $600 million under the Bridge Loan on May 15, 2019 and used the proceeds to repay certain debt of InfraREIT subsidiaries. We repaid all outstanding amounts under the Bridge Loan in full on May 23, 2019, and as a result the Bridge Loan is no longer in effect.  See Note 6 to Financial Statements for more information relating to the Bridge Loan and its repayment.

January 2020 Term Loan Credit Agreement — On January 28, 2020, we executed a $450 million term loan credit agreement that matures on June 1, 2021 (January 2020 Term Loan Agreement). The January 2020 Term Loan Agreement provides that we can borrow the full amount in up to four borrowings by April 27, 2020.  On January 29, 2020, we borrowed $163 million under the January 2020 Term Loan Agreement and on February 25, 2020, we submitted an irrevocable borrowing notice for a $55 million borrowing, to be made on February 28, 2020. The proceeds from each borrowing are to be used for general corporate purposes. Loans under the January 2020 Term Loan Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.50% until June 1, 2021, or (ii) an alternate base rate (the highest of (1) the prime rate of Sumitomo Mitsui Banking Corporation, the administrative agent under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1%).

The January 2020 Term Loan Agreement contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries.  The January 2020 Term Loan Agreement also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future. See “Credit Rating Provisions, Covenants and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.

Regulatory Capital Structure —We have committed to the PUCT to maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is 57.5% debt to 42.5% equity as of December 31, 2019 and 2018.  Our current regulatory assumed debt-to-equity ratio went into effect on November 27, 2017 as part of the PUCT order issued in the rate review we filed in PUCT Docket No. 46957.  Our regulatory capitalization ratio was 54.8% debt to 45.2% equity and 57.3% debt to 42.7% equity at December 31, 2019 and December 31, 2018, respectively.  See Note 9 to Financial Statements for discussion of the regulatory capitalization ratio and Note 3 to Financial Statements for a discussion of our 2017 rate review (PUCT Docket No. 46957).  Our ability to incur additional long-term debt is limited by our regulatory capital structure, as we are able to issue future long-term debt only to the extent that we are in compliance therewith.

Liquidity Needs, Including Capital Expenditures — Our board of directors, which annually approves capital expenditure estimates for the following year, has approved capital expenditures totaling $2.5 billion in 2020.  Management currently expects to recommend to our board of directors capital expenditures of $2.3 billion to $2.4 billion in each of the years 2021 through 2024, for a total of $11.9 billion for the five year period 2020 through 2024, based on the long-term plan presented to our board of directors. These capital expenditures are expected to be used for investment in transmission and distribution infrastructure, including expansion, maintenance and information technology.    In connection with the PUCT approval of the Sempra Acquisition, we committed to making a minimum of $7.5 billion in capital expenditures over the period from January 1, 2018 to December 31, 2022. As a result of our projected capital expenditures and our 2019 and 2018 capital expenditures of $2.1 billion and $1.8 billion, respectively, we expect to exceed that minimum spend.

We expect cash flows from operations combined with long-term debt issuances and term loan credit agreements as well as availability under the CP Program and Credit Facility to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.  Should additional liquidity or capital requirements arise, we may need additional access to capital markets, seek member capital contributions or preserve equity through reductions or suspension of distributions to members.  In addition, we may also consider additional new debt issuances, repurchases, exchange offers and other transactions in order to refinance or manage our long-term debt.  The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be recoverable through rates.

Cash Contributions — On February 18, 2020, we received cash capital contributions from our members totaling $87 million.  During 2019, we received the following capital cash contributions from our members:

Received	Amount
November 21, 2019	$340
October 28, 2019	98
July 29, 2019	70
May 15, 2019	1,330
April 30, 2019	70
February 19, 2019	70
$1,978

Cash Distributions — The PUCT order issued in the Sempra Acquisition and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to be out of compliance with the PUCT’s approved debt-to-equity ratio, which is currently 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of our board, a majority of the Disinterested Directors, or either of the two member directors designated by Texas Transmission to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment).  At December 31, 2019, we had $751 million available to distribute to our members as our regulatory capitalization ratio was 54.8% debt to 45.2% equity.

The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt including any finance leases plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  Equity is calculated as membership interests determined in accordance with GAAP, excluding the effects of acquisition accounting from a 2007 transaction.

On February 19, 2020, our board of directors declared a cash distribution of $91 million, which was paid to our members on February 20, 2020.  During 2019, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
October 29, 2019	October 31, 2019	$106
July 30, 2019	July 31, 2019	71
May 1, 2019	May 2, 2019	71
February 20, 2019	February 22, 2019	71
		$319

Pension and OPEB Plans Funding — Our funding for the pension and Oncor OPEB plans for the calendar year 2020 is expected to total $177 million and $35 million, respectively.  Based on the funded status of the pension plans at December 31, 2019, our aggregate pension and Oncor OPEB plans funding is expected to total approximately $747 million in the five year period 2020 to 2024.  In 2019, we made cash contributions to the pension and OPEB plans of $41 million and $35 million, respectively.  See Note 10 to Financial Statements for additional information regarding pension and OPEB plans.

Capitalization — Our GAAP capitalization ratios were 42.6% and 40.8% long-term debt, less amounts due currently, to 57.4% and 59.2% membership interests at December 31, 2019 and 2018, respectively.  See Note 9 to Financial Statements for discussion of the regulatory capitalization ratio.

Credit Rating Provisions, Covenants and Cross Default Provisions

Impact on Liquidity of Credit Ratings — The rating agencies assign credit ratings to certain of our debt securities.  Our access to capital markets and cost of debt could be directly affected by our credit ratings.  Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease.  In particular, a decline in credit ratings would increase the cost of our Credit Facility (as discussed below).  In the event any adverse action with respect to our credit ratings takes place and causes borrowing costs to increase, we may not be able to recover such increased costs if they exceed our PUCT-approved cost of debt determined in our most recent rate review or subsequent rate reviews.

Most of our large suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with us.  If our credit ratings decline, the costs to operate our business could increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with us.

Presented below are the credit ratings assigned for our debt securities at February 27, 2020.

	Senior Secured	Commercial Paper

S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

As described in Note 6 to Financial Statements, we established the CP Program in March 2018. The CP Program obtains liquidity support from our Credit Facility. As described in Note 7 to Financial Statements, our long-term debt (other than the $460 million unsecured term loan credit agreement we entered into in September 2019) is currently secured pursuant to the Deed of Trust by a first priority lien on certain of our transmission and distribution assets and is considered senior secured debt.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — The Credit Facility contains terms pursuant to which interest rates charged under the Credit Facility may be adjusted depending on credit ratings.  Borrowings under the agreement bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus a spread ranging from 0.875% to 1.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Based on the ratings assigned to our senior secured debt securities at February 27, 2020, our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.00%.  A decline in credit ratings would increase the cost of borrowing under the Credit Facility and likely increase the cost of our CP Program and any other debt issuances and additional credit facilities.  The CP Program requires prompt notice to the dealer of any notice of intended or potential downgrade of our credit ratings.

Material Financial Covenants — Our Credit Facility, our term loan credit agreements and the Note Purchase Agreements each contain a financial covenant that requires maintenance of a consolidated debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP).  Capitalization for our Credit Facility and term loan credit agreements is calculated as membership interests determined in accordance with GAAP plus debt described above. The ratio under our Note Purchase Agreements is calculated as total debt (all debt of the company and subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. Capitalization under the Note Purchase Agreements is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business.  At December 31, 2019, we were in compliance with this covenant and all other covenants under the Credit Facility, 2019 Term Loan Agreement and Note Purchase Agreements.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under the Credit Facility, our term loan credit agreements and the Note Purchase Agreements, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged within 60 days may cause the maturity of outstanding balances under those facilities to be accelerated.

Under the Deed of Trust, an event of default under our indentures or, after all applicable notices have been given and all applicable grace periods have expired, under the Note Purchase Agreements, would permit the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Long-Term Contractual Obligations and Commitments — The following table summarizes our contractual cash obligations at December 31, 2019.  See Notes 7 and 8 to Financial Statements for additional disclosures regarding long-term debt and operating lease obligations.

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Long-term debt (a) – principal	$608	$900	$520	$6,653	$8,681
Long-term debt (a) – interest	364	688	598	3,669	5,319
Operating leases	28	44	21	3	96
Obligations under outsourcing agreements	38	5	-	-	43
Total contractual cash obligations	$1,038	$1,637	$1,139	$10,325	$14,139

____________

(a)	See Note 7 to Financial Statements for more information regarding our long-term debt.

The following are not included in the table above:

•

individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	employment contracts with management;
•	estimated funding of the pension and OPEB plans totaling $212 million in 2020 and $747 million in the five year period 2020 to 2024 as discussed above under “-Pension and OPEB Plans Funding”;
•	capital expenditure commitments made as part of the Sempra Acquisition (see Note 8 to Financial Statements); and
•	office space lease that has not yet commenced.

Guarantees — At December 31, 2019, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2019, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 8 to Financial Statements for details of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

State Legislation

The Texas Legislature meets every two years.  During the 2019 legislative session, no legislation passed that is expected to have a  material impact on our financial position, results of operations or cash flows.

Matters with the PUCT

On May 9, 2019, the PUCT issued a final order in Docket No. 48929 approving the transactions contemplated by the InfraREIT Acquisition, including the SDTS-SU Asset Exchange, and the Sempra-Sharyland Transaction. For more information on the InfraREIT Acquisition, see Note 2 to Financial Statements. In March 2018, the PUCT issued a final order in Docket No. 47675 regarding the Sempra Acquisition. For more information on the Sempra Acquisition, see Note 14 to Financial Statements.

For information on other regulatory proceedings, see Note 3 to Financial Statements.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions.  Such actions or changes could significantly alter our basic financial position, results of operations or cash flows.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  We may transact in financial instruments to hedge interest rate risk related to our debt from time to time, but there were no such hedges in place at December 31, 2019.  At December 31, 2019 and 2018, all of our long-term debt except for the $460 million and $350 million term loan credit agreement balances at December 31, 2019 and 2018, respectively, carried fixed interest rates.  The following table summarizes our long-term debt maturities at December 31, 2019.

	Expected Maturity Date
	2020	2021	2022	2023	2024	There-after	2019 Total Carrying Amount	2019 Total Fair Value	2018 Total Carrying Amount	2018 Total Fair Value
	(millions of dollars and percent)
Long-term debt (including current maturities):
Fixed rate debt amount (a)	$148	$9	$891	$10	$510	$6,653	$8,221	$9,543	$6,126	$6,736
Weighted average interest rate	4.83%	6.72%	5.70%	6.72%	2.83%	4.67%	4.39%	-	5.03%	-
Variable rate debt amount (a)	$460	$-	$-	$-	$-	$-	$460	$460	$350	$350
Average interest rate	2.28%	-	-	-	-	-	2.28%	-	3.44%	-
Total Debt	$608	$9	$891	$10	$510	$6,653	$8,681	$10,003	$6,476	$7,086

____________

(a)       Excludes unamortized premiums, discounts and debt issuance costs.  See Note 7 to Financial Statements for a discussion of changes in long-term debt obligations.

At December 31, 2019, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on debt (including short-term borrowings) totaled $5 million.

Our term loan credit agreements contain terms pursuant to which the interest rate charged can vary, at our option, depending on the selected interest period.  Our Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings. For information on our interest rates charged under: (i) the Credit Facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity and Capital Resources – Credit Rating Provisions, Covenants and Cross Default Provisions – Material Credit Rating Covenants,” (ii) the 2019 Term Loan Credit Agreement, see “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity and Capital Resources – Long-Term Debt Activity in 2019 – Long-Term Unsecured Term Loan Credit Agreements” and (iii) the January 2020 Term Loan Credit Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity and Capital Resources – Available Liquidity/CP Program/Credit Facility/Short-Term Borrowings – January 2020 Term Loan Credit Agreement.”

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

Our exposure to credit risk associated with trade accounts receivable totaled $666 million at December 31, 2019.  The receivable amount is before the allowance for uncollectible accounts, which totaled $5 million at December 31, 2019.  The exposure includes trade accounts receivable from REPs totaling $492 million, which are almost entirely noninvestment grade and from transmission customers totaling $48 million, which include investment grade distribution companies and cooperatives and municipalities, which are generally considered low credit risk.  At December 31, 2019, REP subsidiaries of two entities represented 15% and 11% of the trade receivable balance.  No other parties represented 10% or more of the total trade accounts receivable balance.  We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates was zero at both December 31, 2019 and 2018.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.”  All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements.  Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the U.S. Congress, the President of the U.S., the Texas Legislature, the Governor of Texas, the FERC, the PUCT, the NERC, the Texas RE, the EPA, and the TCEQ, with respect to:

-	allowed rate of return;
-	permitted capital structure;
-	industry, market and rate structure;
-	recovery of investments;
-	acquisition and disposal of assets and facilities;
-	operation and construction of facilities;
-	changes in tax laws and policies, including the impact of the TCJA, and
-	changes in and compliance with environmental, reliability and safety laws and policies;
•	legal and administrative proceedings and settlements, including the exercise of equitable powers by courts;
•	weather conditions and other natural phenomena;
•	acts of sabotage, wars or terrorist or cyber security threats or activities;
•	economic conditions, including the impact of a recessionary environment;
•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in the ERCOT region;
•	changes in business strategy, development plans or vendor relationships;
•	unanticipated changes in interest rates or rates of inflation;
•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;
•	inability of various counterparties to meet their financial obligations to us, including failure of counterparties to perform under agreements;
•	general industry trends;
•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;
•	changes in technology used by and services offered by us;
•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;
•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB, and future funding requirements related thereto;
•	significant changes in critical accounting policies material to us;
•

commercial bank and financial market conditions, access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in the capital markets and the potential impact of disruptions in U.S. credit markets;

•	circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;
•	financial restrictions under our Credit Facility, term loan credit agreements, Note Purchase Agreements and indentures;
•	our ability to generate sufficient cash flow to make interest payments on our debt instruments;
•	actions by credit rating agencies;
•	our ability to effectively execute our operational strategy; and

•	the risk that any potential savings, synergies or other benefits from the InfraREIT Acquisition may not be fully realized or may take longer to realize than expected.

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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

Oncor Electric Delivery Company LLC

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oncor Electric Delivery Company LLC and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and membership interests, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Dallas, Texas

February 27, 2020

We have served as the Company’s auditor since 2002.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2019	2018	2017
	(millions of dollars)
Operating revenues (Note 4)	$4,347	$4,101	$3,958
Operating expenses:
Wholesale transmission service	1,005	962	929
Operation and maintenance (Note 12)	899	875	731
Depreciation and amortization	723	671	762
Provision in lieu of income taxes (Notes 1, 5 and 12)	138	152	266
Taxes other than amounts related to income taxes	508	496	462
Total operating expenses	3,273	3,156	3,150
Operating income	1,074	945	808
Other deductions and (income) - net (Note 13)	63	84	46
Nonoperating provision (benefit) in lieu of income taxes (Note 5)	(15)	(35)	1
Interest expense and related charges (Note 13)	375	351	342
Net income	$651	$545	$419

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(millions of dollars)
Net income	$651	$545	$419
Other comprehensive income (loss):
Cash flow hedges – derivative value net loss recognized in net income (net of tax expense of $-, $1 and $1) (Note 1)	2	2	2
Defined benefit pension plans (net of tax expense of $-, $45 and $4) (Note 10)	27	(65)	8
Total other comprehensive income (loss)	29	(63)	10
Comprehensive income	$680	$482	$429

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(millions of dollars)

Cash flows — operating activities:
Net income	$651	$545	$419
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	806	777	815
Provision in lieu of deferred income taxes – net	55	18	309
Other – net	(3)	(3)	(2)
Changes in operating assets and liabilities:
Accounts receivable — trade	(53)	68	(76)
Inventories	(30)	(25)	(1)
Accounts payable — trade	21	30	(11)
Regulatory accounts related to reconcilable tariffs (Note 3)	(44)	66	29
Other — assets	(204)	33	54
Other — liabilities	76	(27)	(77)
Cash provided by operating activities	1,275	1,482	1,459
Cash flows — financing activities:
Issuances of long-term debt (Note 7)	2,460	1,150	600
Repayments of long-term debt (Note 7)	(1,094)	(825)	(324)
Proceeds of business acquisition bridge loan (Note 6)	600	-	-
Repayment of business acquisition bridge loan (Note 6)	(600)	-	-
Net (decrease) increase in short-term borrowings (Note 6)	(882)	(137)	161
Capital contributions from members (Note 9)	1,978	284	-
Distributions to members (Note 9)	(319)	(209)	(237)
Debt discount, premium, financing and reacquisition costs – net	(39)	(14)	(10)
Cash provided by financing activities	2,104	249	190
Cash flows — investing activities:
Capital expenditures (Note 12)	(2,097)	(1,767)	(1,631)
Business acquisition (Note 2)	(1,324)	-	(25)
Other – net	43	18	12
Cash used in investing activities	(3,378)	(1,749)	(1,644)
Net change in cash and cash equivalents	1	(18)	5
Cash and cash equivalents — beginning balance	3	21	16
Cash and cash equivalents — ending balance	$4	$3	$21

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2019	2018
	(millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$4	$3
Trade accounts receivable – net (Note 13)	661	559
Amounts receivable from members related to income taxes (Note 12)	3	-
Materials and supplies inventories — at average cost	148	116
Prepayments and other current assets	96	94
Total current assets	912	772
Investments and other property (Note 13)	133	120
Property, plant and equipment – net (Note 13)	19,370	16,090
Goodwill (Notes 1 and 13)	4,740	4,064
Regulatory assets (Note 3)	1,775	1,691
Operating lease ROU and other assets (Note 1)	106	15
Total assets	$27,036	$22,752

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 6)	$46	$813
Long-term debt due currently (Note 7)	608	600
Trade accounts payable (Note 12)	394	300
Amounts payable to members related to income taxes (Note 12)	22	26
Accrued taxes other than amounts related to income	236	199
Accrued interest	83	68
Operating lease and other current liabilities (Note 8)	237	209
Total current liabilities	1,626	2,215
Long-term debt, less amounts due currently (Note 7)	8,017	5,835
Liability in lieu of deferred income taxes (Notes 1, 5 and 12)	1,821	1,602
Regulatory liabilities (Note 3)	2,793	2,697
Employee benefit, operating lease and other obligations (Notes 10 and 13)	1,980	1,943
Total liabilities	16,237	14,292
Commitments and contingencies (Note 8)
Membership interests (Note 9):
Capital account ― number of units outstanding 2019 and 2018 – 635,000,000	10,938	8,624
Accumulated other comprehensive loss	(139)	(164)
Total membership interests	10,799	8,460
Total liabilities and membership interests	$27,036	$22,752

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

	Year Ended December 31,
	2019	2018	2017
	(millions of dollars)

Capital account:
Balance at beginning of period	$8,624	$8,004	$7,822
Net income	651	545	419
Capital contributions from members (Note 9)	1,978	284	-
Distributions to members (Note 9)	(319)	(209)	(237)
ASU 2018-02 stranded tax effects (Note 1)	4	-	-
Balance at end of period (number of units outstanding: 2019, 2018 and 2017 – 635,000,000)	10,938	8,624	8,004
Accumulated other comprehensive income (loss), net of tax effects (Note 9):
Balance at beginning of period	(164)	(101)	(111)
Net effects of cash flow hedges (net of tax expense of $-, $1 and $1)	2	2	2
Defined benefit pension plans (net of tax expense of $-, $45 and $4) (Note 10)	27	(65)	8
ASU 2018-02 stranded tax effects (Note 1)	(4)	-	-
Balance at end of period	(139)	(164)	(101)
Total membership interests at end of period	$10,799	$8,460	$7,903

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to “we,” “our,” “us” and “the company” are to Oncor and/or its subsidiaries as apparent in the context.  See “Glossary” for definition of terms and abbreviations.

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern, western and panhandle regions of Texas.  We are a direct, majority-owned subsidiary of Oncor Holdings, which is indirectly and wholly owned by Sempra. Oncor Holdings owns 80.25% of our membership interests and Texas Transmission owns 19.75% of our membership interests.  We are managed as an integrated business; consequently, there are no separate reportable business segments.

Our consolidated financial statements for the fiscal year ended December 31, 2019, include the results of our wholly owned indirect subsidiary, NTU, which is a regulated utility that provides electricity transmission delivery service in the north-central, western and panhandle regions of Texas. We acquired NTU as part of the InfraREIT Acquisition that closed on May 16, 2019.

Ring-Fencing Measures

Since 2007, various ring-fencing measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities and entities with ownership interests in Oncor or Oncor Holdings. These ring-fencing measures serve to mitigate the Oncor Ring-Fenced Entities’ credit exposure to owners of Oncor and Oncor Holdings, and to reduce the risk that the assets and liabilities of Oncor Ring-Fenced Entities would be substantively consolidated with the assets and liabilities of any direct or indirect owners of Oncor and Oncor Holdings in connection with a bankruptcy of any such entities. These measures include the November 2008 sale of 19.75% of Oncor’s equity interests to Texas Transmission.

In March 2018, Sempra indirectly acquired Oncor Holdings through the Sempra Acquisition. The Sempra Acquisition was consummated after obtaining the approval of the bankruptcy court in the EFH Bankruptcy Proceedings and the PUCT. The PUCT approval was obtained in Docket No. 47675, and the final order issued in that docket (Sempra Order) outlines certain ring-fencing measures, governance mechanisms and restrictions that apply after the Sempra Acquisition. As a result of these ring-fencing measures, Sempra does not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor, including the deployment or disposition of Oncor’s assets, declarations of dividends, strategic planning and other important corporate issues and actions.

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

Oncor is a limited liability company governed by a board of directors, not its members. The Sempra Order and our Limited Liability Company Agreement require that the board of directors of Oncor consist of thirteen members, constituted as follows:

•

seven Disinterested Directors, who (i) shall be independent directors in all material respects under the rules of the New York Stock Exchange in relation to Sempra or its subsidiaries and affiliated entities and any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, and (ii) shall have no material relationship with Sempra or its subsidiaries or affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, currently or within the previous ten years;

•	two members designated by Sempra (through Oncor Holdings);

•	two members designated by Texas Transmission; and
•	two current or former officers of Oncor (the Oncor Officer Directors), currently Robert S. Shapard and E. Allen Nye, Jr., who are our Chairman of the Board and Chief Executive, respectively.

In order for a current or former officer of Oncor to be eligible to serve as an Oncor Officer Director, the officer cannot have worked for Sempra or any of its affiliates (excluding Oncor Holdings and Oncor) or any other entity with a direct or indirect ownership interest in Oncor or Oncor Holdings in the ten-year period prior to the officer being employed by Oncor.  Oncor Holdings, at the direction of STIH, has the right to nominate and/or seek the removal of the Oncor Officer Directors, subject to approval by a majority of the Oncor board of directors.  STIH is a wholly owned indirect subsidiary of, and controlled by, Sempra following the Sempra Acquisition.

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

Additional regulatory commitments, governance mechanisms and restrictions provided in the Sempra Order and our Limited Liability Company Agreement to ring-fence Oncor from its owners include, among others:

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

•

There must be maintained certain “separateness measures” that reinforce the financial separation of Oncor from its owners, including a requirement that dealings between Oncor, Oncor Holdings and their subsidiaries with Sempra, any of Sempra’s other affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, must be on an arm’s-length basis, limitations on affiliate transactions, separate recordkeeping requirements and a prohibition on Sempra or its affiliates pledging Oncor assets or stock for any entity other than Oncor; and

•

Sempra will continue to hold indirectly at least 51% of the ownership interests in Oncor and Oncor Holdings for at least five years following the closing of the Sempra Acquisition, unless otherwise specifically authorized by the PUCT.

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

Revenue Recognition

Oncor’s revenue is billed under tariffs approved by the PUCT and the majority of revenues are related to providing electric delivery service to consumers.  Tariff rates are designed to recover the cost of providing electric delivery service including a reasonable rate of return on invested capital.  Revenues are generally recognized when the underlying service has been provided in an amount prescribed by the related tariff.  See Note 4 for additional information regarding revenues.

Goodwill

The increase in goodwill to $4,740 million at December 31, 2019 from $4,064 million at December 31, 2018 is due to the InfraREIT Acquisition. See Note 2 for more information on the InfraREIT Acquisition.

Impairment of Long-Lived Assets and Goodwill

We evaluate long-lived assets (including intangible assets with finite lives) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We also evaluate goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate that an impairment may exist. The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows.

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

In each of 2019, 2018 and 2017, we concluded, based on a qualitative assessment, that our estimated enterprise fair value was more likely than not greater than our carrying value.  As a result, no additional testing for impairment was required and no impairments were recognized.

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

We are a partnership for U.S. federal income tax purposes. Accordingly, while partnerships are not subject to income taxes, in consideration of the presentation of our financial statements as an entity subject to cost-based regulatory rate-setting processes, with such costs historically including income taxes, the financial statements present amounts determined under the tax sharing agreement as “provision in lieu of income taxes” and “liability in lieu of deferred income taxes”.  Such amounts are determined in accordance with the provisions of the accounting guidance for income taxes and accounting standards that provide interpretive guidance for accounting for uncertain tax positions and thus differences between the book and tax bases of assets and liabilities are accounted for as if we were a stand-alone corporation. In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

We classify any interest and penalties expense related to uncertain tax positions as current provision in lieu of income taxes as discussed in Note 5.

Defined Benefit Pension Plans and Oncor OPEB Plans

We have liabilities under pension plans that offer benefits based on either a traditional defined benefit formula or a cash balance formula and Oncor OPEB plans that offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees.  Costs of pension and Oncor OPEB plans are dependent upon numerous factors, assumptions and estimates.  See Note 10 for additional information regarding pension and OPEB plans.

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

Allowance for Funds Used During Construction (AFUDC)

AFUDC is a regulatory cost accounting procedure whereby both interest charges on borrowed funds and a return on equity capital used to finance construction are included in the recorded cost of utility plant and equipment being constructed.  AFUDC is capitalized on all projects involving construction periods lasting greater than thirty days.  The interest portion of capitalized AFUDC is accounted for as a reduction to interest expense and the equity portion of capitalized AFUDC is accounted for as other income.  See Note 13 for detail of amounts reducing interest expense and increasing other income.

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, temporary cash investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Fair Value of Nonderivative Financial Instruments

The carrying amounts for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments.  The fair values of other financial instruments, for which carrying amounts and fair values have not been presented, are not materially different than their related carrying amounts.  The following discussion of fair value accounting standards applies primarily to our determination of the fair value of assets in the pension and Oncor OPEB plans’ trusts (see Note 10) and long-term debt (see Note 7).

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

Derivative Instruments and Mark-to-Market Accounting

From time-to-time we enter into derivative instruments to hedge interest rate risk.  If the instrument meets the definition of a derivative under accounting standards related to derivative instruments and hedging activities, the fair value of each derivative is recognized on the balance sheet as a derivative asset or liability and changes in the fair value are recognized in net income, unless criteria for cash flow hedge accounting are met.  This recognition is referred to as “mark-to-market” accounting.

 Changes in Accounting Standards

Topic 842, “Leases” – In February 2016, the FASB issued ASU 2016-02 which created FASB Topic 842, Leases (Topic 842).  Topic 842 amends previous GAAP to require the balance sheet recognition of substantially all lease assets and liabilities, including operating leases.  Operating lease liabilities are not classified as debt for GAAP purposes under Topic 842 and are not treated as debt for our regulatory purposes.  All of Oncor’s existing leases meet the definition of an operating lease.  Under the new rules, the recognition of any finance leases (previously known as capital leases) on the balance sheet are classified as debt for both GAAP and regulatory capital structure purposes (see Note 8 for details) similar to the previous capital lease treatment.

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

Topic 326, “Financial Instruments—Credit Losses” – In June 2016 the FASB issued ASU No. 2016-13, which changes how entities account for credit losses on receivables and certain other assets. The guidance requires use of a current expected credit loss model, which may result in earlier recognition of credit losses than under previous accounting standards.  Topic 326 is required to be adopted in the first quarter of fiscal 2020 with earlier adoption permitted.  We adopted on a prospective basis effective January 1, 2020. The adoption of the new standard did not have a material impact on our consolidated financial statements.

Topic 350, “Intangibles, Goodwill and Other —Internal-Use Software (Subtopic 40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service”  – In August 2018, the FASB issued ASU 2018-15 which clarifies the accounting for implementation costs in cloud computing arrangements.  ASU 2018-15 is required to be adopted in the first quarter of fiscal 2020 with earlier adoption permitted. We have early adopted on a prospective basis effective July 1, 2019.  The early adoption did not have a material effect on our consolidated financial statements.

2.   ACQUISITION ACTIVITY

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

In connection with and immediately following the closing of the InfraREIT Acquisition, on May 16, 2019, we extinguished all $953 million outstanding principal amount of debt of InfraREIT and its subsidiaries through repaying $602 million principal amount of InfraREIT subsidiary debt and exchanging $351 million principal amount of InfraREIT subsidiary debt for new Oncor senior secured debt, as discussed in more detail in Notes 6 and 7.

On May 15, 2019, in connection with the InfraREIT Acquisition, we received capital contributions in an aggregate amount of $1,330 million from Sempra and certain indirect equity holders of Texas Transmission to fund the cash consideration and certain transaction expenses.

As a condition to the InfraREIT Acquisition, SDTS, and SDTS’s tenant, SU, completed the SDTS-SU Asset Exchange immediately prior to the closing of the InfraREIT Acquisition, pursuant to which SDTS exchanged certain of its south Texas assets for certain north Texas assets owned by SU. The north Texas assets acquired by SDTS consisted of certain real property and other assets owned by SU and used in the electric transmission and distribution business in central, north and west Texas, as well as equity interests in GS Project Entity, L.L.C., a Texas limited liability company that was merged with and into SDTS. The south Texas assets acquired by SU consisted of real property and other assets near the Texas-Mexico border. As a result of the InfraREIT Acquisition closing, we and our subsidiary NTU now own all of the assets and projects in the north, central, west and panhandle regions of Texas held by SDTS and SU immediately prior to the InfraREIT Acquisition, and Sharyland owns the assets that were held by SU and SDTS in south Texas immediately prior to the InfraREIT Acquisition.  The assets we acquired include approximately 1,575 miles of transmission lines, including 1,235 circuit miles of 345kV transmission lines and approximately 340 circuit miles of 138kV transmission lines. The north, central, and west Texas transmission system acquired by us in the transaction is directly connected to approximately 20 operational generation facilities totaling approximately 3,900 MW and serves over 50 substations.  We also acquired various projects in the north, central, west and panhandle regions of Texas, including a joint project with Lubbock Power & Light (LP&L) for the build out and associated station work to join most of the City of Lubbock’s electric facilities to the ERCOT market. Costs and investments for this project are ultimately to be split between Oncor and LP&L, with Oncor performing the construction and invoicing LP&L for its portion of the costs on a monthly basis.

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

The following tables set forth the purchase price paid and the allocation of the total purchase price paid to the identifiable assets acquired and liabilities assumed. The purchase price allocation is preliminary and the allocation to each identifiable asset acquired and liability assumed may change based upon the receipt of more detailed information and additional analyses related primarily to income tax liabilities.  In the year ended December 31, 2019, we made various purchase price allocation adjustments related primarily to working capital accounts resulting in an $11 million reduction to goodwill.  We currently expect the final purchase price allocation will be completed no later than the second quarter of 2020.

The total purchase price paid was comprised of the following

Purchase of outstanding InfraREIT shares and units	$1,275
Certain transaction costs of InfraREIT paid by Oncor (a)	49
Total purchase price paid	$1,324

________________

(a)

Represents certain transaction costs incurred by InfraREIT in connection with the transaction and paid by Oncor, including a $40 million management termination fee payable to an affiliate of Hunt Consolidated, Inc.

Purchase price allocation is as follows:
As of May 16, 2019
Assets acquired:
Current assets	$45
Property, plant and equipment - net	1,800
Goodwill	676
Regulatory assets	16
Other noncurrent assets	10
Total assets acquired	2,547

Liabilities assumed:
Short-term debt	115
Other current liabilities	24
Regulatory liabilities	148
Liability in lieu of deferred income taxes	97
Long-term debt, including due currently	839
Total liabilities assumed	1,223
Net assets acquired	1,324
Total purchase price paid	$1,324

The goodwill of $676 million arising from the InfraREIT Acquisition is attributable to the assets acquired, which expand our transmission footprint and help us support ERCOT market growth. None of the goodwill is recoverable nor provides a tax benefit in the rate-making process.  We did not assume any employee benefit obligations in the acquisition.

Acquisition costs incurred in the InfraREIT Acquisition by Oncor and recorded to other deductions totaled $9 million in 2019.  Our statements of consolidated income include revenues and net income of the acquired business totaling $156 million and $58 million, respectively, since the May 16, 2019 acquisition date.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information for the year ended December 31, 2019 and 2018 assumes that the InfraREIT Acquisition occurred on January 1, 2018. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the results of operations that would have occurred had the InfraREIT Acquisition been completed on January 1, 2018, nor is the unaudited pro forma financial information indicative of future results of operations, which may differ materially from the pro forma financial information presented here.

	Year Ended December 31,
	2019	2018
Oncor Consolidated Pro Forma Revenues	$4,431	$4,318

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

Sharyland 2017 Asset Exchange

In November, 2017, we exchanged approximately $383 million of our transmission assets, consisting of 517 circuit miles of 345kV transmission lines, and approximately $25 million in cash for approximately $408 million of the Sharyland Entities’ distribution assets (constituting substantially all of their electricity distribution business) and certain of their transmission assets pursuant to the Sharyland 2017 Agreement. The Sharyland 2017 Asset Exchange expanded our customer base in west Texas and provides some potential growth opportunities for our distribution network. The exchange of assets between Oncor and the Sharyland Entities was structured to qualify, in part, as a simultaneous tax deferred like kind exchange to the extent that the assets exchanged are of “like kind” (within the meaning of section 1031 of the Code).

The Sharyland 2017 Asset Exchange did not have a material effect on our results of operations, financial position or cash flows.

3.    REGULATORY MATTERS

Regulatory Assets and Liabilities

Recognition of regulatory assets and liabilities and the periods over which they are to be recovered or refunded through rate regulation reflect the decisions of the PUCT.  Components of our regulatory assets and liabilities and their remaining recovery periods as of December 31, 2019 are provided in the table below.  Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period at	At December 31,
	December 31, 2019	2019	2018

Regulatory assets:
Employee retirement liability (a)(b)(c)	To be determined	$623	$648
Employee retirement costs being amortized	8 years	262	297
Employee retirement costs incurred since the last rate review period (b)	To be determined	79	73
Self-insurance reserve (primarily storm recovery costs) being amortized	8 years	309	351
Self-insurance reserve incurred since the last rate review period (primarily storm related) (b)	To be determined	238	59
Securities reacquisition costs	Lives of related debt	29	10
Deferred conventional meter and metering facilities depreciation	1 year	15	36
Under-recovered AMS costs	8 years	170	185
Energy efficiency performance bonus (a)	1 year or less	9	7
Wholesale distribution substation service	To be determined	34	15
Other regulatory assets	Various	7	10
Total regulatory assets		1,775	1,691

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,178	1,023
Excess deferred taxes	Primarily over lives of related assets	1,574	1,571
Over-recovered wholesale transmission service expense (a)	1 year or less	30	89
Other regulatory liabilities	Various	11	14
Total regulatory liabilities		2,793	2,697
Net regulatory assets (liabilities)		$(1,018)	$(1,006)

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(c)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

InfraREIT Acquisition Approval (PUCT Docket No. 48929)

On May 9, 2019, the PUCT issued a final order in Docket No. 48929 approving the transactions contemplated by the InfraREIT Acquisition, including the SDTS-SU Asset Exchange, and the Sempra-Sharyland Transaction. For more information on these transactions, see Note 2.

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

In 2018, we made filings to incorporate the impacts of the TCJA into our tariffs, including the reduction in the corporate income tax rate from 35% to 21% and amortization of excess deferred federal income taxes.  In September 2018, we reached an unopposed stipulation regarding an overall settlement of the TCJA impacts. The settlement included, on an annual basis, $144 million decrease in our revenue requirement related to the reduction of income tax expense currently in rates and  a $75 million decrease related to amortization of excess deferred federal income taxes. Unprotected excess deferred federal income taxes are being refunded over a ten-year period and the protected excess deferred federal income taxes are being refunded over the lives of the related assets.

The settlement rates were implemented on an interim basis during 2018 and were approved by the PUCT on April 4, 2019.  During 2018, interim TCOS rates included refunds of excess deferred federal income taxes that were lower than the amount ultimately approved by the PUCT. Therefore, the PUCT approved in Docket 49160 an additional one time refund of $9 million, which was made in April and May of 2019.

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

On October 8, 2019, Oncor filed a joint motion to admit evidence and for approval of a joint proposed order that implements the requests detailed above, as agreed to by the PUCT staff and the Steering Committee of Cities. On December 16, 2019, the PUCT signed a Final Order approving Oncor’s requests as listed above.

2017 Rate Review (PUCT Docket No. 46957)

In response to resolutions passed by numerous cities with original jurisdiction over electric utility rates, we filed rate review proceedings with the PUCT and original jurisdiction cities in our service territory in March 2017 based on a January 1, 2016 to December 31, 2016 test year.

In July 2017, we and certain parties to our rate review agreed to a settlement of that rate review, and on August 2, 2017 a settlement agreement was filed with the PUCT that settled all issues in the docket.  On October 13, 2017, the PUCT issued an order approving the settlement of the rate review, subject to closing of the Sharyland Asset Exchange, which closed on November 9, 2017.  As a result of the closing, the contingency in the PUCT Docket No. 46957 order was met and our new rates as set forth in that order took effect on November 27, 2017.  The order also required us to record as a regulatory liability, instead of revenue, the amount that we collected through our approved tariffs for federal income taxes that was above the new corporate federal income rate.  Other significant findings in the order include a change in our authorized return on equity to 9.80% and a change in our authorized regulatory capital structure to 57.5% debt to 42.5% equity.  Our previous authorized return on equity was 10.25% and our previous authorized regulatory capital structure was 60% debt to 40% equity.  The PUCT order required us to record a regulatory liability from November 27, 2017 until the new authorized regulatory capital structure was met to reflect our actual capitalization prior to achieving the authorized capital structure. Our authorized regulatory capital structure was met in May 2018, and therefore we ceased accruing amounts to the capital structure refund regulatory liability as of that time. The regulatory liability of $6 million was approved on September 14, 2018 in PUCT Docket No. 48522, and the liability was subsequently returned to customers in September 2018.

Also, in accordance with the rate review final order, effective November 27, 2017, the AMS surcharge ceased and ongoing AMS costs are being recovered through base rates which include the recovery of the AMS regulatory asset over a 10-year period.  We continue to recover previously approved retired conventional meters over time as a regulatory asset.

Sharyland 2017 Asset Exchange (PUCT Docket No. 47469)

On July 21, 2017, we entered into the Sharyland 2017 Agreement, which provided for us to exchange certain of our transmission assets and cash for certain of the Sharyland Entities’ distribution assets (constituting substantially all of their electricity distribution business) and certain of their transmission assets.  On October 13, 2017, the PUCT issued an order approving the Sharyland 2017 Asset Exchange and on November 9, 2017, the parties consummated the transaction.  For more information on the Sharyland 2017 Agreement and the Sharyland 2017 Asset Exchange, see Note 2.

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

Alternative Revenue Program

The PUCT has implemented an incentive program allowing us to earn performance bonuses by exceeding PURA-mandated energy efficiency program targets. This incentive program and the related performance bonus revenues are considered an “alternative revenue program” under GAAP.  Annual performance bonuses are recognized as revenue when approved by the PUCT, typically in the third or fourth quarter each year.  In 2019 and 2018, the PUCT approved a $9 million and $7 million bonus that we recognized in revenues in 2019 and 2018, respectively.

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Year Ended December 31,
	2019	2018
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$2,143	$2,139
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	681	548
Billed to REPs serving Oncor distribution customers, through TCRF	391	310
Total transmission base revenues	1,072	858
Other miscellaneous revenues	77	71
Total revenues contributing to earnings	3,292	3,068

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	1,005	962
EECRF and other regulatory charges	50	71
Revenues collected for pass-through expenses	1,055	1,033

Total operating revenues	$4,347	$4,101

Customers

Our distribution customers consist of approximately 90 REPs and certain electric cooperatives in our certificated service area.  The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.  Our transmission base revenues are collected from load serving entities benefitting from our transmission system.  Our transmission customers consist of municipalities, electric cooperatives and other distribution companies.  REP subsidiaries of our two largest counterparties represented 23% and 18% of our total operating revenues for the year ended 2019, 23% and 19% for the year ended 2018 and 22% and 18% for the year ended 2017.  No other customer represented more than 10% of our total operating revenues.

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

5.    PROVISION IN LIEU OF INCOME TAXES

Tax Cuts and Jobs Act (TCJA)

On December 22, 2017, the TCJA was signed into law.  Substantially all of the provisions of the TCJA were effective for our taxable years beginning January 1, 2018.  The TCJA included significant changes to the Code, including amendments which significantly change the taxation of business entities and includes specific provisions related to regulated public utilities such as Oncor.  The most significant TCJA change that impacts us is the reduction in the corporate federal income tax rate from 35% to 21%.  The specific provisions related to regulated public utilities in the TCJA applicable to us include the continued deductibility of interest expense, the elimination of bonus depreciation on certain property acquired after September 27, 2017 and certain rate normalization requirements for accelerated depreciation benefits.

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

Components of Liability in Lieu of Deferred Income Taxes

The components of our liability in lieu of deferred income taxes are provided in the table below.

	At December 31,
	2019	2018

Deferred Tax Related Assets:
Employee benefit liabilities	$224	$234
Regulatory liabilities	51	55
Other	28	6
Total	303	295
Deferred Tax Related Liabilities:
Property, plant and equipment	1,851	1,651
Regulatory assets	272	245
Other	1	1
Total	2,124	1,897
Liability in lieu of deferred income taxes - net	$1,821	$1,602

Provision (Benefit) in Lieu of Income Taxes

The components of our reported provision (benefit) in lieu of income taxes are as follows:

	Year Ended December 31,
	2019	2018	2017

Reported in operating expenses:
Current:
U.S. federal	$69	$112	$(55)
State	22	21	20
Deferred:
U.S. federal	49	21	303
State	-	-	-
Amortization of investment tax credits	(2)	(2)	(2)
Total reported in operating expenses	138	152	266
Reported in other income and deductions:
Current:
U.S. federal	(21)	(32)	(5)
State	-	-	-
Deferred federal	6	(3)	6
Total reported in other income and deductions	(15)	(35)	1
Total provision in lieu of income taxes	$123	$117	$267

Reconciliation of provision in lieu of income taxes computed at the U.S. federal statutory rate to provision in lieu of income taxes:

	Year Ended December 31,
	2019	2018	2017

Income before provision in lieu of income taxes	$774	$662	$686
Provision in lieu of income taxes at the U.S. federal statutory rate of 21% for 2019 and 2018 and 35% for 2017	$163	$139	$240
Amortization of investment tax credits – net of deferred tax effect	(2)	(2)	(2)
Amortization of excess deferred taxes	(52)	(18)	(1)
Impact of federal statutory rate change from 35% to 21%	-	-	21
Texas margin tax, net of federal tax benefit	17	17	13
Nontaxable gains on benefit plan investments	(2)	(1)	(4)
Other	(1)	(18)	-
Reported provision in lieu of income taxes	$123	$117	$267
Effective rate	15.9%	17.7%	38.9%

The net amounts of $1.821 billion and $1.602 billion reported in the balance sheets at December 31, 2019 and 2018, respectively, as liability in lieu of deferred income taxes include amounts previously recorded as net deferred tax liabilities.  Upon the sale of equity interests to Texas Transmission and Investment LLC in 2008, we became a partnership for U.S. federal income tax purposes, and the temporary differences that gave rise to the deferred taxes will, over time, become taxable to the equity holders.  Under a tax sharing agreement among us and our equity holders (see Note 1), we make payments to the equity holders related to income taxes when amounts would have become due to the IRS if Oncor was taxed as a corporation.  Accordingly, as the temporary differences become taxable, we will pay the equity holders.  In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

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

We had no uncertain tax positions in 2019 and 2018.  In the first quarter 2017, EFH Corp. settled all open tax claims with the IRS.  As a result, we reduced the liability for uncertain tax positions by $3 million.  This reduction is reported as a decrease in income taxes in 2017.  Noncurrent liabilities included no accrued interest related to uncertain tax positions at December 31, 2019 and 2018.  There were no amounts recorded related to interest and penalties in the years ended December 31, 2019, 2018 and 2017.  The federal income tax benefit on the interest accrued on uncertain tax positions, if any, is recorded as liability in lieu of deferred income taxes.

6.    SHORT-TERM BORROWINGS

At December 31, 2019 and 2018, outstanding short-term borrowings under our CP Program and Credit Facility consisted of the following:

	At December 31,
	2019	2018
Total credit facility borrowing capacity	$2,000	$2,000
Commercial paper outstanding (a)	(46)	(813)
Credit facility outstanding (b)	-	-
Letters of credit outstanding (c)	(10)	(9)
Available unused credit	$1,944	$1,178

____________

a)	The weighted average interest rate for commercial paper was 1.84% and 2.74% at December 31, 2019 and December 31, 2018, respectively.
b)	At December 31, 2019, the applicable interest rate for any outstanding borrowings would have been LIBOR plus 1.00%.
c)	Interest rates on outstanding letters of credit at December 31, 2019 and December 31, 2018 were 1.2% based on our credit ratings.

CP Program

In March 2018, we established the CP Program, under which we may issue unsecured commercial paper notes (CP Notes) on a private placement basis up to a maximum aggregate face or principal amount outstanding at any time of $2.0 billion.  The proceeds of CP Notes issued under the CP Program are used for working capital and general corporate purposes. The CP Program obtains liquidity support from our Credit Facility discussed below.  We may utilize either CP Program or the Credit Facility at our option, to meet our funding needs.

Credit Facility

In November 2017, we entered into a $2.0 billion unsecured Credit Facility to be used for working capital and general corporate purposes, issuances of letters of credit and support for any commercial paper issuances.  We may request increases in our borrowing capacity in increments of not less than $100 million, not to exceed $400 million in the aggregate, provided certain conditions are met, including lender approvals.  The Credit Facility has a five-year term expiring in November 2022 and gives us the option of requesting up to two one-year extensions, with such extensions subject to certain conditions and lender approvals.  The Credit Facility replaced our previous $2.0 billion secured revolving credit facility (previous credit facility), which was terminated in connection with our entrance into the Credit Facility.  Borrowings under our previous credit facility were secured with the lien of the Deed of Trust discussed in Note 7 below.

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

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.075% to 0.225% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the Credit Facility.  Letter of credit fees on the stated amount of letters of credit issued under the Credit Facility are payable to the lenders quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR.  Customary fronting and administrative fees are also payable to letter of credit fronting banks.  At December 31, 2019, letters of credit bore interest at 1.20%, and a commitment fee (at a rate of 0.125% per annum) was payable on the unfunded commitments under the Credit Facility, each based on our current credit ratings.

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

On May 15, 2019, we borrowed $600 million under the Bridge Loan to pay, at closing of the InfraREIT Acquisition, all amounts outstanding under SDTS’s term loan, all amounts outstanding under the revolving credit facilities of SDTS and InfraREIT Partners, and amounts owed to discharge certain outstanding notes of InfraREIT’s subsidiaries.  The borrowing under the Bridge Loan bore interest at a per annum rate equal to LIBOR plus 0.65%. The Bridge Loan was repaid in full in May 2019 with the proceeds from our May 23, 2019 senior secured notes issuance (discussed in Note 7 below) and as a result, the agreement is no longer in effect.

InfraREIT Short-Term Debt Repayments in Connection with the InfraREIT Acquisition

In connection with the closing of the InfraREIT Acquisition, on May 16, 2019, the credit facilities of InfraREIT and its subsidiaries were terminated and borrowings totaling $114 million principal amount were repaid in full by Oncor.  For more information on the extinguishment of InfraREIT debt in connection with the InfraREIT Acquisition, see Notes 2 and 7.

7.    LONG-TERM DEBT

Our senior notes are secured by a first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.  At December 31, 2019 and 2018, our long-term debt consisted of the following:

	December 31,
	2019	2018

Fixed Rate Secured:
2.15% Senior Notes due June 1, 2019	$-	$250
5.75% Senior Notes due September 30, 2020	126	126
8.50% Senior Notes, Series C, due December 30, 2020	14	-
4.10% Senior Notes, due June 1, 2022	400	400
7.00% Debentures due September 1, 2022	482	482
2.75% Senior Notes due June 1, 2024	500	-
2.95% Senior Notes due April 1, 2025	350	350
3.86% Senior Notes, Series A, due December 3, 2025	174	-
3.86% Senior Notes, Series B, due January 14, 2026	38	-
3.70% Senior Notes due November 15, 2028	650	350
5.75% Senior Notes due March 15, 2029	318	318
7.25% Senior Notes, Series B, due December 30, 2029	36	-
6.47% Senior Notes, Series A, due September 30, 2030	83	-
7.00% Senior Notes due May 1, 2032	500	500
7.25% Senior Notes due January 15, 2033	350	350
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	500	500
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes, due June 1, 2049	500	-
3.10% Senior Notes, due September 15, 2049	700	-
Secured long-term debt	8,221	6,126
Variable Rate Unsecured:
Term loan credit agreement maturing December 9, 2019	-	350
Term loan credit agreement maturing October 6, 2020	460	-
Total long-term debt	8,681	6,476
Unamortized discount and debt issuance costs	(56)	(41)
Less amount due currently	(608)	(600)
Long-term debt, less amounts due currently	$8,017	$5,835

Long-Term Debt-Related Activity in 2019

Debt Repayments

Repayments of long-term debt in 2019 consisted of $488 million aggregate principal amount of long-term debt of InfraREIT’s subsidiaries that we paid on May 16, 2019 in connection with and immediately following the InfraREIT Acquisition through repayment of $288 million principal amount of outstanding InfraREIT subsidiary senior notes (plus $5 million in accrued interest and $19 million in make-whole fees relating to those notes) and repayment of an outstanding $200 million principal amount InfraREIT subsidiary term loan, $250 million aggregate principal amount of our 2.15% senior secured notes due June 1, 2019, $350 million aggregate principal amount of the term loan credit agreement maturing on December 9, 2019 (which was repaid in full and extinguished in November 2019) and $6 million principal amount of the quarterly amortizing debt for senior secured notes issued under the Note Purchase Agreements.

Debt Issuances

 Senior Secured Notes

In May 2019 we issued $500 million aggregate principal amount of 2.75% senior secured notes due 2024 (2024 Notes), $300 million aggregate principal amount of 3.70% senior secured notes due 2028 (2028 Notes) and $500 million aggregate principal amount of 3.80% Senior Secured Notes due 2049 (3.80% 2049 Notes).  The 2028 Notes constitute an additional issuance of our 3.70% Senior Secured Notes due 2028, $350 million of which we previously issued on August 10, 2018 and are currently outstanding (Outstanding 2028 Notes). The 2028 Notes were issued as part of the same series as the Outstanding 2028 Notes. Additionally, the 2028 Notes exchanged or sold in connection with the transactions contemplated by a registration rights agreement are expected to become fungible with the Outstanding 2028 Notes. We used the proceeds (net of the initial purchasers’ discount, fees, expenses and accrued interest) of $1,297 million from the sale of the notes for general corporate purposes, including to repay all amounts outstanding under the Bridge Loan, to repay $250 million aggregate principal amount of our 2.15% Senior Secured Notes due June 1, 2019 and to repay CP Notes, when due, under our CP Program. For more information on the Bridge Loan, see Note 6.

Prior to May 1, 2024, in the case of the 2024 Notes, August 15, 2028 in the case of the 2028 Notes and December 1, 2048, in the case of the 2049 Notes, Oncor may redeem such notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after May 1, 2024, in the case of the 2024 Notes, August 15, 2028 in the case of the 2028 Notes and December 1, 2048, in the case of the 2049 Notes, Oncor may redeem such notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest.

On September 12, 2019, we issued $700 million aggregate principal amount of 3.10% senior secured notes due September 15, 2049 (3.10% 2049 Notes and, together with the 2024 Notes, 2028 Notes and the 3.80% 2049 Notes, the New Indenture Notes). We used the proceeds (net of the initial purchasers’ discount, fees and expenses) of $689 million from the sale of the 3.10% 2049 Notes for general corporate purposes, including to repay CP Notes, when due, under our CP Program.

Prior to March 15, 2049, Oncor may redeem the 3.10% 2049 Notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after March 15, 2049, Oncor may redeem the 3.10% 2049 Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the 3.10% 2049 Notes, plus accrued and unpaid interest.

The New Indenture Notes also contain customary events of default, including failure to pay principal or interest when due. The New Indenture Notes were issued in separate private placements.  In November 2019, we completed an offering with the holders of the New Indenture Notes to exchange their respective New Indenture Notes for notes that have terms identical in all material respects to the New Indenture Notes (Exchange Notes), except that the Exchange Notes do not contain terms with respect to transfer restrictions, registration rights and payment of additional interest for failure to observe certain obligations in a certain registration rights agreement.  The Exchange Notes were registered on a Form S-4, which was declared effective in October 2019.

Debt Exchange

In connection with closing the InfraREIT Acquisition on May 16, 2019, we exchanged $351 million principal amount of outstanding InfraREIT subsidiary senior notes for a like principal amount of newly issued Oncor secured senior notes. We received no proceeds from the issuance of the new Oncor notes and the exchanges were accounted for as debt modifications. Following are details of the exchanges:

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

$14 million aggregate principal amount of newly issued Oncor 8.50% Senior Notes, Series C, due December 30, 2020 (2020 Notes), issued in exchange for a like principal amount of Transmission and Distributions Company, L.L.C.’s 8.50% Senior Notes due December 30, 2020,

(iv)

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

The 2030 Notes, 2029 Notes, 2020 Notes, 2025 Notes and 2026 Notes were each issued pursuant to a Note Purchase Agreement.  Closing of the Note Purchase Agreements and issuance of the 2030 Notes, 2029 Notes, 2020 Notes, 2025 Notes and 2026 Notes (collectively, NPA Notes) occurred on May 16, 2019, immediately following consummation of the InfraREIT Acquisition.

The Note Purchase Agreements contain customary covenant restrictions and events of default. The NPA Notes are secured equally and ratably with our other secured indebtedness pursuant to the Deed of Trust. For more information on the Deed of Trust, see “Deed of Trust” below. We received no proceeds from the issuance of the NPA Notes.

Term Loan Credit Agreements

On September 6, 2019, we entered into an unsecured term loan credit agreement (2019 Term Loan Agreement) in an aggregate principal amount of up to $460 million.  The 2019 Term Loan Agreement has a 13-month term, maturing on October 6, 2020. We borrowed the full aggregate principal amount available under the 2019 Term Loan Agreement of $460 million on September 25, 2019. The 2019 Term Loan Agreement bears interest at per annum rates equal to, at Oncor’s option, (i) LIBOR plus 0.50%, or (ii) an alternate base rate (the highest of (1) the prime rate of Wells Fargo Bank National Association, the administrative agent under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1%). We used the proceeds (net of fees and expenses) for general corporate purposes, including to repay CP Notes, when due, under our CP program.

The 2019 Term Loan Agreement contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things, incurring additional liens, entering into mergers and consolidations, and sales of substantial assets.  The 2019 Term Loan Agreement contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At December 31, 2019, we were in compliance with this covenant and all other covenants in the term loan credit agreement.  See “Credit Rating Provisions, Covenants and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.

In November 2019, we repaid $350 million, representing the full principal amount owed, under the term loan credit agreement entered into in 2018 that was scheduled to mature in December 2019. That term loan credit agreement contained covenants similar to the 2019 Term Loan Agreement.    Upon repayment, the 2018 term loan agreement ceased to be in effect.

Deed of Trust

Our secured indebtedness is secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At December 31, 2019, the amount of available bond credits was $2,771 million and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $2,410 million.

Borrowings under the CP Program, the Credit Facility and our term loan credit agreements are not secured.

Maturities

Long-term debt maturities at December 31, 2019, are as follows:

Year	Amount
2020	$608
2021	9
2022	891
2023	10
2024	510
Thereafter	6,653
Unamortized discount and debt issuance costs	(56)
Total	$8,625

Fair Value of Long-Term Debt

At December 31, 2019 and 2018, the estimated fair value of our long-term debt (including current maturities) totaled $10.003 billion and $7.086 billion, respectively, and the carrying amount totaled $8.625 billion and $6.435 billion, respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

8.COMMITMENTS AND CONTINGENCIES

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

As of the lease commencement date, we recognize a lease liability for our obligation to make lease payments, which we initially measure at present value using our incremental borrowing rate at the date of lease commencement, unless the rate implicit in the lease is readily determinable. We determine our incremental borrowing rate based on the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment. We also record a ROU asset for our right to use the underlying asset, which is initially equal to the lease liability and adjusted for any lease payments made at or before lease commencement, lease incentives and any initial direct costs.

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

Lease Obligations, Lease Costs and Other Supplemental Data

The following tables summarize lease information on the consolidated balance sheet at December 31, 2019.

At December 31,
2019
Operating Leases:
ROU assets:
Operating lease ROU and other assets	$92

Lease liabilities:
Operating lease and other current liabilities	$26
Employee benefit, operating lease and other obligations	66
Total operating lease liabilities	$92

Weighted-average remaining lease term (in years)	4
Weighted-average discount rate	3.3%

The components of lease costs and cash paid for amounts included in the measurement of lease liabilities in 2019 were as follows:

Year Ended
December 31, 2019
Operating lease cost:
Operating lease costs (including amounts allocated to property, plant and equipment)	$40
Short-term lease costs	34
Total operating lease costs	$74

Operating lease payments:
Cash paid for amounts included in the measurement of lease liabilities	$32

The table below presents the maturity analysis of our lease liabilities and reconciliation to the present value of lease liabilities:

Year	Amount
2020	$28
2021	25
2022	19
2023	13
2024	8
Thereafter	3
Total undiscounted lease payments	96
Less imputed interest	(4)
Total operating lease obligations	$92

Leases that Have Not Yet Commenced

In December 2019, we entered into a 15 year lease agreement for replacement office space. The lease will commence in February 2020 and is expected to be accounted for as an operating lease.

Leases Disclosures Under Previous GAAP

At December 31, 2018, our future minimum lease payments under our operating leases (with initial or remaining noncancelable lease terms in excess of one year) were as follows:

Year	Amount
2019	$29
2020	22
2021	20
2022	15
2023	8
Thereafter	5
Total future minimum lease payments	$99

Rent charged to operation and maintenance expense totaled $28 million and $27 million for the years ended December 31, 2018 and 2017, respectively.

Capital Expenditures

As part of the Sempra Acquisition, Oncor has committed to make minimum aggregate capital expenditures equal to at least $7.5 billion over the five year period ending December 31, 2022.

Energy Efficiency Spending

We are required to annually invest in programs designed to improve customer electricity demand efficiencies to satisfy ongoing regulatory requirements.  The requirement for the year 2020 is $50 million, which is recoverable in rates.

Legal/Regulatory Proceedings

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.

Labor Contracts

At December 31, 2019, approximately 18% of our full time employees were represented by a labor union and covered by a collective bargaining agreement with an expiration date of October 25, 2022.

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

9.    MEMBERSHIP INTERESTS

Cash Contributions

On February 18, 2020, we received cash capital contributions from our members totaling $87 million.  During 2019, we received the following capital cash contributions from our members.

Received	Amount
November 21, 2019	$340
October 28, 2019	98
July 29, 2019	70
May 15, 2019	1,330
April 30, 2019	70
February 19, 2019	70
$1,978

Cash Distributions

Distributions are limited by the requirement to maintain our regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes.  The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt including any finance leases plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  Equity is calculated as membership interests determined in accordance with GAAP, excluding the effects of acquisition accounting from a 2007 transaction (which included recording the initial goodwill and fair value adjustments and subsequent related impairments and amortization).

The PUCT order issued in the Sempra Acquisition and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to be out of compliance with the PUCT’s approved debt-to-equity ratio, which is currently 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of our board, a majority of the Disinterested Directors, or either of the two member directors designated by Texas Transmission to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment).  At December 31, 2019, we had $751 million available to distribute to our members as our regulatory capitalization ratio was 54.8% debt to 45.2% equity.

On February 19, 2020, our board of directors declared a cash distribution of $91 million, which was paid to our members on February 20, 2020.  During 2019, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
October 29, 2019	October 31, 2019	$106
July 30, 2019	July 31, 2019	71
May 1, 2019	May 2, 2019	71
February 20, 2019	February 22, 2019	71
		$319

During 2018, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
October 24, 2018	November 6, 2018	$179
July 25, 2018	August 1, 2018	30
		$209

Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the changes to accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017 net of tax.

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2016	$(20)	$(91)	$(111)
Defined benefit pension plans	-	8	8
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges	2	-	2
Balance at December 31, 2017	$(18)	$(83)	$(101)
Defined benefit pension plans	-	(65)	(65)
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges	2	-	2
Balance at December 31, 2018	$(16)	$(148)	$(164)
Defined benefit pension plans	-	27	27
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges	2	-	2
Amounts reclassified from accumulated other comprehensive income (loss) to capital account	(4)	-	(4)
Balance at December 31, 2019	$(18)	$(121)	$(139)

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

We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service.  Amounts deferred are ultimately subject to regulatory approval.  At December 31, 2019 and 2018, we had recorded regulatory assets totaling $964 million and $1,018 million, respectively, related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income.

We have also assumed primary responsibility for pension benefits of a closed group of retired and terminated vested plan participants not related to our regulated utility business (non-recoverable service) in a 2012 transaction. Any retirement costs associated with non-recoverable service are not recoverable through rates.

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

All eligible employees hired after January 1, 2001 participate under the Cash Balance Formula.  Certain employees, who, prior to January 1, 2002, participated under the Traditional Retirement Plan Formula, continue their participation under that formula.  It is Oncor’s policy to fund its plans on a current basis to the extent required under existing federal tax and ERISA regulations.

We also have the Supplemental Retirement Plan for certain employees whose retirement benefits cannot be fully earned under the qualified retirement plan. Supplemental Retirement Plan amounts are included in the reported pension amounts below.

At December 31, 2019, the pension plans’ projected benefit obligation included a net actuarial loss of $367 million for 2019 due primarily to a decrease in the discount rate.  Actual returns on the plans’ assets in 2019 were more than the expected return on assets by $367 million.  We expect the pension plans’ amortizations of net actuarial losses to be $47 million in 2020.

OPEB Plans

We currently sponsor two OPEB Plans. One plan covers our eligible current and future retirees whose services are 100% attributed to the regulated business.  Effective January 1, 2018, we established a second plan to cover eligible retirees of Oncor and EFH Corp./Vistra whose employment services were assigned to both Oncor (or a predecessor regulated utility business) and the non-regulated business of EFH Corp./Vistra.  Vistra is solely responsible for its portion of the liability for retiree benefits related to those retirees.

Oncor’s contribution policy for the OPEB Plans is to place in irrevocable external trusts dedicated to the payment of OPEB expenses an amount at least equal to the OPEB expense recovered in rates.

At December 31, 2019, the Oncor OPEB Plans’ projected benefit obligation included a net actuarial gain of $5 million for 2019, including $145 million gain associated with mortality assumption changes, and updates to health care claims and trend assumptions, offset by a loss of $126 million due to a decrease in the discount rate and a loss of $14 million associated with census date updates.  Actual returns on Oncor OPEB Plans’ assets in 2019 were more than the expected return on assets by $17 million resulting in a net actuarial gain of $22 million.  We expect the Oncor OPEB Plans’ amortizations of net actuarial losses to decrease by $9 million in 2020 reflecting these changes.

Pension and OPEB Costs Recognized as Expense

Pension and OPEB amounts provided herein include amounts related only to our portion of the various plans based on actuarial computations and reflect our employee and retiree demographics as described above.  Our net costs related to pension and the Oncor OPEB Plans were comprised of the following:

	Year Ended December 31,
	2019	2018	2017

Pension costs	$63	$77	$85
OPEB costs	41	70	58
Total benefit costs	104	147	143
Less amounts recognized principally as property or a regulatory asset	(27)	(69)	(98)
Net amounts recognized as operation and maintenance expense or other deductions	$77	$78	$45

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

The fair value method is used to determine the market-related value of the assets held in the trust for purposes of calculating OPEB cost.

Detailed Information Regarding Pension and OPEB Benefits

The following pension and OPEB information is based on December 31, 2019, 2018 and 2017 measurement dates:

	Pension Plans			OPEB Plans
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017

Assumptions Used to Determine Net Periodic Pension and OPEB Costs:
Discount rate	4.18%	3.54%	4.05%	4.41%	3.73%	4.35%
Expected return on plan assets	5.42%	5.11%	5.17%	6.19%	6.20%	6.10%
Rate of compensation increase	4.53%	4.46%	3.33%	-	-	-

Components of Net Pension and OPEB Costs:
Service cost	$25	$27	$24	$6	$8	$7
Interest cost	128	121	131	43	44	47
Expected return on assets	(119)	(120)	(115)	(7)	(9)	(8)
Amortization of prior service cost (credit)	-	-	-	(20)	(30)	(20)
Amortization of net loss	29	49	45	19	57	32
Net periodic pension and OPEB costs	$63	$77	$85	$41	$70	$58

Other Changes in Plan Assets and Benefit Obligations Recognized as Regulatory Assets or in Other Comprehensive Income:
Net loss (gain)	$-	$67	$(11)	$(22)	$(177)	$139
Amortization of net loss	(29)	(49)	(45)	(19)	(57)	(32)
Plan amendments	-	-	-	-	-	(78)
Amortization of prior service (cost) credit	-	-	-	20	30	20
Total recognized as regulatory assets or other comprehensive income	(29)	18	(56)	(21)	(204)	49
Total recognized in net periodic pension and OPEB costs and as regulatory assets or other comprehensive income	$34	$95	$29	$20	$(134)	$107

	Pension Plans			OPEB Plans
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017

Assumptions Used to Determine Benefit Obligations at Period End:
Discount rate	3.13%	4.18%	3.54%	3.29%	4.41%	3.73%
Rate of compensation increase	4.64%	4.53%	4.46%	-	-	-

	Pension Plans		OPEB Plans
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$3,162	$3,500	$1,006	$1,198
Service cost	25	27	6	8
Interest cost	128	121	43	44
Participant contributions	-	-	19	19
Plan amendments	-	-	-	-
Actuarial (gain) loss	367	(232)	(5)	(196)
Benefits paid	(164)	(175)	(70)	(67)
Annuity purchase	(118)	(79)	-	-
Projected benefit obligation at end of year	$3,400	$3,162	$999	$1,006
Accumulated benefit obligation at end of year	$3,283	$3,069	$-	$-

Change in Plan Assets:
Fair value of assets at beginning of year	$2,249	$2,600	$132	$149
Actual return (loss) on assets	486	(179)	25	(10)
Employer contributions	41	82	35	41
Participant contributions	-	-	19	19
Benefits paid	(164)	(175)	(70)	(67)
Annuity purchase	(118)	(79)	-	-
Fair value of assets at end of year	$2,494	$2,249	$141	$132

Funded Status:
Projected benefit obligation at end of year	$(3,400)	$(3,162)	$(999)	$(1,006)
Fair value of assets at end of year	2,494	2,249	141	132
Funded status at end of year	$(906)	$(913)	$(858)	$(874)

	Pension Plans		OPEB Plans
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018

Amounts Recognized in the Balance Sheet Consist of:
Liabilities:
Other current liabilities	$(5)	$(4)	$(15)	$(7)
Other noncurrent liabilities	(901)	(909)	(843)	(867)
Net liability recognized	$(906)	$(913)	$(858)	$(874)
Regulatory assets:
Net loss	$531	$534	$129	$171
Prior service cost (credit)	-	-	(37)	(57)
Net regulatory asset recognized	$531	$534	$92	$114
Accumulated other comprehensive net loss	$120	$147	$1	$1

The following tables provide information regarding the assumed health care cost trend rates.

	Year Ended December 31,
	2019	2018

Assumed Health Care Cost Trend Rates – Not Medicare Eligible:
Health care cost trend rate assumed for next year	7.20%	7.60%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2026

Assumed Health Care Cost Trend Rates – Medicare Eligible:
Health care cost trend rate assumed for next year	8.00%	8.70%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2027

	1-Percentage Point Increase	1-Percentage Point Decrease

Sensitivity Analysis of Assumed Health Care Cost Trend Rates:
Effect on accumulated postretirement obligation	$128	$(106)
Effect on postretirement benefits cost	5	(4)

The following table provides information regarding pension plans with projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of the fair value of plan assets.

	At December 31,
	2019	2018

Pension Plans with PBO and ABO in Excess of Plan Assets:
Projected benefit obligations	$3,400	$3,162
Accumulated benefit obligations	3,283	3,069
Plan assets	2,494	2,249

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

The Oncor Retirement Plan’s investments are managed in two pools: one pool associated with the recoverable service portion of plan obligations related to Oncor’s regulated utility business, and a second pool associated with the non-recoverable service portion of plan obligations not related to Oncor’s regulated utility business.  Each pool is invested in a broadly diversified portfolio as shown below.  The second pool represents 27% of total investments at December 31, 2019.

The target asset allocation ranges of the pension plan’s investments by asset category are as follows:

Target Allocation Ranges
Asset Category	Recoverable	Non-recoverable

International equities	13% - 21%	6% - 12%
U.S. equities	16% - 24%	8% - 14%
Real estate	3% - 7%	-
Credit strategies	5% - 10%	5% - 9%
Fixed income	45% - 55%	68% - 78%

Our investment objective for the Oncor OPEB Plans primarily follows the objectives of the pension plans discussed above, while maintaining sufficient cash and short-term investments to pay near-term benefits and expenses.  The actual amounts at December 31, 2019 provided below are consistent with the asset allocation targets.

Fair Value Measurement of Pension Plans’ Assets

At December 31, 2019 and 2018, pension plans’ assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2019
	Level 1	Level 2	Level 3	Total

Asset Category
Equity securities:
U.S.	$194	$2	$-	$196
International	290	1	-	291
Fixed income securities:
Corporate bonds (a)	-	908	-	908
U.S. Treasuries	-	147	-	147
Other (b)	-	63	-	63
Real estate	-	-	3	3
Total assets in the fair value hierarchy	$484	$1,121	$3	1,608
Total assets measured at net asset value (c)				886
Total fair value of plan assets				$2,494

	At December 31, 2018
	Level 1	Level 2	Level 3	Total

Asset Category
Equity securities:
U.S.	$170	$2	$-	$172
International	239	-	-	239
Fixed income securities:
Corporate bonds (a)	-	930	-	930
U.S. Treasuries	-	110	-	110
Other (b)	-	69	-	69
Real estate	-	-	3	3
Total assets in the fair value hierarchy	$409	$1,111	$3	1,523
Total assets measured at net asset value (c)				726
Total fair value of plan assets				$2,249

_____________

(a)Substantially all corporate bonds are rated investment grade by Fitch, Moody’s or S&P.

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

Fair Value Measurement of Oncor OPEB Plans’ Assets

At December 31, 2019 and 2018, the Oncor OPEB Plans’ assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2019
	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$6	$-	$-	$6
Equity securities:
U.S.	24	-	-	24
International	28	-	-	28
Fixed income securities:
Corporate bonds (a)	-	31	-	31
U.S. Treasuries	-	3	-	3
Other (b)	22	2	-	24
Total assets in the fair value hierarchy	$80	$36	$-	116
Total assets measured at net asset value (c)				25
Total fair value of plan assets				$141

	At December 31, 2018
	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$15	$-	$-	$15
Equity securities:
U.S.	21	-	-	21
International	22	-	-	22
Fixed income securities:
Corporate bonds (a)	-	26	-	26
U.S. Treasuries	-	3	-	3
Other (b)	28	1	-	29
Total assets in the fair value hierarchy	$86	$30	$-	116
Total assets measured at net asset value (c)				16
Total fair value of plan assets				$132

_____________

(a)Substantially all corporate bonds are rated investment grade by Fitch, Moody’s or S&P.

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

Pension Plans		Oncor OPEB Plans
Asset Class	Expected Long-Term Rate of Return	Asset Class	Expected Long-Term Rate of Return

International equity securities	7.63%	401(h) accounts	6.26%
U.S. equity securities	6.80%	Life insurance VEBA	6.04%
Real estate	5.20%	Union VEBA	6.04%
Credit strategies	4.56%	Non-union VEBA	1.80%
Fixed income securities	3.40%	Shared retiree VEBA	1.80%
Weighted average (a)	5.22%	Weighted average	5.90%

_____________

(a)The 2020 expected long-term rate of return for the nonregulated portion of the Oncor Retirement Plan is 4.18%, and for Oncor’s portion of the Vistra Retirement Plan is 4.89%.

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

Assumed Discount Rate

For the Oncor retirement plans at December 31, 2019, we selected the assumed discount rate using the Aon AA-AAA Bond Universe yield curve, which is based on corporate bond yields and at December 31, 2019 consisted of 927 corporate bonds with an average rating of AA and AAA using Moody’s, S&P and Fitch ratings.  For Oncor’s portion of the Vistra Retirement Plan and the Oncor OPEB Plans at December 31, 2019, we selected the assumed discount rate using the Aon AA Above Median yield curve, which is based on corporate bond yields and at December 31, 2019 consisted of 361 corporate bonds with an average rating of AA using Moody’s, S&P and Fitch ratings.

Amortization in 2020

In 2020, amortization of the net actuarial loss for the defined benefit pension plans from regulatory assets and other comprehensive income into net periodic benefit cost is expected to be $43 million and $5 million, respectively.  No amortization of prior service credit is expected in 2020 for the defined benefit pension plans.  Amortization of the net actuarial loss for the OPEB plans from regulatory assets and other comprehensive income into net periodic benefit cost is expected to be $10 million and zero, respectively.  Amortization of prior service credit for the OPEB plans from regulatory assets and other comprehensive income into net periodic benefit cost is expected to be $20 million and zero, respectively.

Pension and Oncor OPEB Plans Cash Contributions

Our contributions to the benefit plans were as follows:

	Year Ended December 31,
	2019	2018	2017

Pension plans contributions	$41	$82	$149
Oncor OPEB Plans contributions	35	41	31
Total contributions	$76	$123	$180

Our funding for the pension plans and the Oncor OPEB Plans is expected to total $177 million and $35 million, respectively in 2020 and approximately $571 million and $176 million, respectively, in the five year period 2020 to 2024.

Future Benefit Payments

Estimated future benefit payments to participants are as follows:

	2020	2021	2022	2023	2024	2025-29

Pension plans	$179	$183	$188	$191	$196	$996
Oncor OPEB Plans	$50	$51	$53	$55	$56	$285

Thrift Plan

Our employees are eligible to participate in a qualified savings plan, a participant-directed defined contribution plan intended to qualify under Section 401(a) of the Code, and is subject to the provisions of ERISA.  Under the plan, employees may contribute, through pre-tax salary deferrals and/or after-tax applicable payroll deductions, a portion of their regular salary or wages as permitted under law.  Employer matching contributions are made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the Cash Balance Formula of the Oncor Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the Traditional Retirement Plan Formula of the Oncor Retirement Plan.  Employer matching contributions are made in cash and may be allocated by participants to any of the plan’s investment options.  Our contributions to the Oncor Thrift Plan totaled $20 million, $19 million and $17 million for the years ended December 31, 2019, 2018 and 2017, respectively.

11.   STOCK-BASED COMPENSATION

We currently do not offer stock-based compensation to our employees or directors.  In 2008 and 2009, we established stock appreciation rights (SARs) plans under which certain of our executive officers, key employees and non-employee members of our board of directors were granted SARs payable in cash, or in some circumstances, Oncor membership interests.

In November 2012, we accepted the early exercise for cash payments of all outstanding SARs (both vested and unvested) issued to date pursuant to both SARs plans.  As part of the 2012 early exercise of SARs we began accruing interest on dividends declared with respect to the SARs.  Under both SARs plans, dividends that were paid in respect of Oncor membership interests while the SARs were outstanding were credited to the SARs holder’s account as if the SARs were units, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency, a change in control, or the occurrence of an event triggering SAR exercisability.  As a result of the Sempra Acquisition, the dividend and interest accounts were distributed in 2018, totaling $15 million.   For accounting purposes, the liability was discounted based on an employee’s or director’s expected retirement date. We recognized $4 million and $1 million in accretion and interest with respect to such dividend and interest accounts in years 2018 and 2017, respectively.    No SARs liability remained at December 31, 2019.

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

Amounts payable to (receivable from) members related to income taxes under the agreement and reported on our balance sheet consisted of the following:

	At December 31, 2019			At December 31, 2018
	STH	Texas Transmission	Total	STH	Texas Transmission	Total

Federal income taxes payable (receivable)	$(2)	$(1)	$(3)	$4	$1	$5
Texas margin taxes payable	22	-	22	21	-	21
Net payable (receivable)	$20	$(1)	$19	$25	$1	$26

Cash payments made to (received from) members related to income taxes consisted of the following:

	Year Ended December 31, 2019			Year Ended December 31, 2018				Year Ended December 31, 2017
	STH	Texas Transm.	Total	STH	EFH Corp.	Texas Transm.	Total	EFH Corp.	Texas Transm.	Total

Federal income taxes	$45	$11	$56	$59	$(19)	$10	$50	$(102)	$(12)	$(114)
Texas margin taxes	22	-	22	21	-	-	21	20	-	20
Total payments (receipts)	$67	$11	$78	$80	$(19)	$10	$71	$(82)	$(12)	$(94)

•

As of March 8, 2018, approximately 16% of the equity in an existing vendor of the company was owned by a member of the Sponsor Group.  As a result of the Sempra Acquisition, the Sponsor Group ceased to be a related party as of March 9, 2018.  During 2018 and 2017, this vendor performed transmission and distribution system construction and maintenance services for us.  Cash payments were made for such services to this vendor and/or its subsidiaries totaling $35 million dollars for the year-to-date period ended March 8, 2018, of which approximately $33 million was capitalized and $2 million was recorded as an operation and maintenance expense.  Cash payments were made for such services to this vendor and/or its subsidiaries totaling $219 million for 2017, of which approximately $210 million was capitalized and $9 million recorded as an operation and maintenance expense.

•

From the May 16, 2019 InfraREIT Acquisition date through December 31, 2019, we paid Sharyland $9 million pursuant to certain of their transmission and distribution tariffs applicable to us and we provided Sharyland with substation monitoring and switching service of $303,000.

•	For the year ended December 31, 2019, we paid Sempra $109,000 pursuant to an agreement for certain corporate support services, including tax work.

See Notes 1, 5, and 9 for information regarding the tax sharing agreement and distributions to members.

13.   SUPPLEMENTARY FINANCIAL INFORMATION

Other Deductions and (Income)

	Year Ended December 31,
	2019	2018	2017

Professional fees	$10	$12	$15
Sempra Acquisition related costs	-	12	-
InfraREIT Acquisition related costs	9	-	-
Recoverable Pension and OPEB - non-service costs	57	53	31
Non-recoverable pension and OPEB (Note 10)	4	6	5
AFUDC equity income	(10)	-	-
Interest income	(5)	(1)	(6)
Other	(2)	2	1
Total other deductions and (income) - net	$63	$84	$46

Interest Expense and Related Charges

	Year Ended December 31,
	2019	2018	2017

Interest	$382	$358	$351
Amortization of debt issuance costs and discounts	9	6	3
Less AFUDC – capitalized interest portion	(16)	(13)	(12)
Total interest expense and related charges	$375	$351	$342

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At December 31,
	2019	2018

Gross trade accounts and other receivables	$666	$562
Allowance for uncollectible accounts	(5)	(3)
Trade accounts receivable – net	$661	$559

At December 31, 2019, REP subsidiaries of two of our largest counterparties represented 15% and 11% of the trade accounts receivable balance and at December 31, 2018, represented 13% and 10% of the trade accounts receivable balance.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheet consist of the following:

	At December 31,
	2019	2018

Assets related to employee benefit plans	$119	$108
Land	12	12
Other	2	-
Total investments and other property	$133	$120

The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans.  At December 31, 2019 and 2018, the face amount of these policies totaled $172 million and $157 million, respectively, and the net cash surrender values (determined using a Level 2 valuation technique) totaled $95 million and $87 million at December 31, 2019 and 2018, respectively.  Changes in cash surrender value are netted against premiums paid.  Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/	At December 31,
	Avg. Life at December 31, 2019	2019	2018
Assets in service:
Distribution	2.8% / 35.8 years	$14,007	$13,105
Transmission	2.9% / 35.0 years	11,094	8,568
Other assets	6.9% / 14.5 years	1,648	1,497
Total		26,749	23,170
Less accumulated depreciation		7,986	7,513
Net of accumulated depreciation		18,763	15,657
Construction work in progress		585	417
Held for future use		22	16
Property, plant and equipment – net		$19,370	$16,090

Depreciation expense as a percent of average depreciable property approximated 2.7%,  2.8% and 3.4% for the years ended December 31, 2019, 2018 and 2017, respectively.

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At December 31, 2019			At December 31, 2018
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$575	$107	$468	$464	$101	$363
Capitalized software	933	430	503	787	385	402
Total	$1,508	$537	$971	$1,251	$486	$765

Aggregate amortization expense for intangible assets totaled $52 million, $50 million and $57 million for the years ended December 31, 2019, 2018 and 2017, respectively.  At December 31, 2019, the weighted average remaining useful lives of capitalized land easements and software were 83 years and 9 years, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense

2020	$61
2021	61
2022	61
2023	61
2024	60

Goodwill totaling $4,740 million and $4,064 million were reported on our balance sheet at December 31, 2019 and 2018, respectively. The increase is due to the InfraREIT Acquisition. None of this goodwill is being deducted for tax purposes.  See Note 1 regarding goodwill impairment assessment and testing.

Employee Benefit, Operating Lease and Other Obligations

Employee benefit, operating lease and other obligations reported on our balance sheet consisted of the following:

	At December 31,
	2019	2018

Retirement plans and other employee benefits	$1,834	$1,858
Operating lease liabilities (Notes 1 and 8)	66	-
Investment tax credits	6	8
Other	74	77
Total employee benefit, operating lease and other obligations	$1,980	$1,943

Supplemental Cash Flow Information

	Year Ended December 31,
	2019	2018	2017
Cash payments related to:

Interest	$368	$368	$345
Less capitalized interest	(16)	(13)	(12)
Interest payments (net of amounts capitalized)	$352	$355	$333

Amount in lieu of income taxes (a):
Federal	$56	$50	$(114)
State	22	21	20
Total payments (refunds) in lieu of income taxes	$78	$71	$(94)

Noncash increase in operating lease obligation for ROU assets	$38	$-	$-

Noncash Sharyland 2017 Asset Exchange costs	$-	$-	$383

Noncash investing and financing activity (b):
Acquisition:
Assets acquired	$2,547	$-	$-
Liabilities assumed	(1,223)	-	-
Cash paid	$1,324	$-	$-

Noncash construction expenditures (c)	$278	$174	$129

______________

(a)	See Note 12 for income tax related detail.
(b)	See Note 7 for more information on noncash debt exchanges related to InfraREIT Acquisition.
(c)	Represents end-of-period accruals.

Quarterly Information (unaudited)

Results of operations by quarter for the years ended December 31, 2019 and 2018 are summarized below.  In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made.  Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors.

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$1,016	$1,041	$1,211	$1,079
Operating income	216	253	369	236
Net income	116	139	263	133

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$990	$1,021	$1,095	$995
Operating income	202	244	293	206
Net income	89	143	194	119

14.    EFH BANKRUPTCY PROCEEDINGS AND SEMPRA ACQUISITION

In April 2014, EFH Corp. and the substantial majority of its direct and indirect subsidiaries at the time commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. The Oncor Ring-Fenced Entities were not parties to the EFH Bankruptcy Proceedings.  On March 9, 2018, Sempra acquired the 80.03% of Oncor’s membership interests owned indirectly by EFH Corp. and EFIH (Sempra Acquisition). As a result of the Sempra Acquisition, EFH Corp. merged with an indirect subsidiary of Sempra, with EFH Corp. (renamed STH) continuing as the surviving company and an indirect, wholly owned subsidiary of Sempra.  Sempra paid cash consideration of approximately $9.45 billion to acquire the indirect 80.03% outstanding membership interest in Oncor held by Oncor Holdings and other EFH Corp. assets and liabilities unrelated to Oncor.  In addition, in a separate transaction, Oncor Holdings acquired 0.22% of the outstanding membership interests in Oncor from Investment LLC for $26 million in cash, which represents approximately $18.60 per membership interest.  As a result, after the Sempra Acquisition, Oncor Holdings owns 80.25% of our outstanding membership interests and Texas Transmission owns 19.75% of our outstanding membership interests.  In February 2020, Sempra acquired (through STIH) an indirect 1% ownership interest in Texas Transmission.

The Sempra Acquisition was consummated after obtaining the approval of the bankruptcy court in the EFH Bankruptcy Proceedings, the Federal Communications Commission and the PUCT. The PUCT approval was obtained in Docket No. 47675, and the final order issued in that docket as well as our Limited Liability Company Agreement outline certain ring-fencing measures, governance mechanisms and restrictions that apply after the Sempra Acquisition. As a result of these ring-fencing measures, Sempra does not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor, including the deployment or disposition of Oncor’s assets, declarations of dividends, strategic planning and other important corporate issues and actions. These limitations include limited representation on the board of directors of Oncor. For more information on the ring-fencing measures applicable after the Sempra Acquisition, see Note 1.

The Sempra Order also contains certain operational and financial commitments, including that Oncor will make minimum capital expenditures equal to at least $7.5 billion over the period from January 1, 2018 until December 31, 2022 (subject to certain adjustments).

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at December 31, 2019.  Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.  That evaluation excluded the impacts of the InfraREIT Acquisition, which closed May 16, 2019.  SEC interpretive guidance permits management to exclude an assessment of an acquired business’s internal control over financial reporting from management’s assessments of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition.  While management has begun an evaluation of controls and procedures relating to the impacts of the InfraREIT Acquisition, such evaluation is not complete, and as a result we excluded the impacts of the InfraREIT Acquisition from our evaluation as of December 31, 2019.

We have reported the operating results of the entities acquired in the InfraREIT Acquisition in our statements of consolidated income and statements of consolidated cash flows from the closing date on May 16, 2019 through December 31, 2019. As of December 31, 2019, total assets related to entities acquired in the InfraREIT Acquisition represented approximately 9% of our total assets, recorded on a preliminary basis as the measurement period for the business combination remained open as of December 31, 2019.  Revenues arising from entities acquired in the InfraREIT Acquisition comprised 4% of our consolidated revenues for year ended December 31, 2019.

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

The management of Oncor Electric Delivery Company LLC performed an evaluation as of December 31, 2019 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control - Integrated Framework (2013). Based on the review performed, management believes that as of December 31, 2019 Oncor Electric Delivery Company LLC's internal control over financial reporting was effective. That evaluation excluded the impacts of the InfraREIT Acquisition, which closed May 16, 2019.  SEC interpretive guidance permits management to exclude an assessment of an acquired business’s internal control over financial reporting from management’s assessments of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition.  While management has begun an evaluation of controls and procedures relating to the impacts of the InfraREIT Acquisition, such evaluation is not complete, and as a result we excluded the impacts of the InfraREIT Acquisition from our evaluation as of December 31, 2019.

We have reported the operating results of the entities acquired in the InfraREIT Acquisition in our statements of consolidated income and statements of consolidated cash flows from the closing date on May 16, 2019 through December 31, 2019. As of December 31, 2019, total assets related to entities acquired in the InfraREIT Acquisition represented approximately 9% of our total assets, recorded on a preliminary basis as the measurement period for the business combination remained open as of December 31, 2019.  Revenues arising from entities acquired in the InfraREIT Acquisition comprised 4% of our consolidated revenues for year ended December 31, 2019.

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

February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Dallas, Texas

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Oncor Electric Delivery Company LLC and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the financial statements as of and for the year ended December 31, 2019, of the Company and our report, dated February 27, 2020, expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the entities formerly known as InfraREIT and InfraREIT Partners, which were acquired on May 16, 2019, and constitute 9% of Oncor’s total assets, recorded on a preliminary basis as management has kept the measurement period for the business combination open as of December 31, 2019, and 4% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at the entities formerly known as InfraREIT and InfraREIT Partners.

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

/s/ Deloitte & Touche LLP

Dallas, Texas

February 27, 2020

Item 9B.OTHER INFORMATION

None.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of our directors and information about them, as furnished by the directors themselves, are set forth below:

Name	Age	Business Experience and Qualifications
James R. Adams	80

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

Name	Age	Business Experience and Qualifications
George W. Bilicic (3)	56

George W. Bilicic has served as a member of our board of directors since August 2019. Since January 1, 2020, he has been President and Chief Legal Officer, and Chief Compliance Officer, of Sempra, where he leads the company’s legal and governance efforts and enterprise-wide compliance.  He also has oversight of the company’s liquefied natural gas business activities.  From June 2019 until December 31, 2019, he served as Sempra’s Group President, overseeing strategy, corporate development and legal activities. From 2002 until joining Sempra in June 2019, Mr. Bilicic was with Lazard Ltd., where he served in various roles, including as Vice Chairman of Investment Banking, Head of U.S. Midwest Investment Banking, Global Head of Power, Energy & Infrastructure and as a member of Lazard’s Investment Banking Committee and Global Executive Committee. Mr. Bilicic also served as Managing Director and Head of Infrastructure at Kohlberg Kravis Roberts & Co. from May 2008 to October 2008, but rejoined Lazard in late 2008. From 2001 until joining Lazard in 2002, Mr. Bilicic served as a Managing Director at Merrill Lynch & Co., Inc., and he was a partner in the law firm of Cravath, Swaine & Moore LLP from 1995 to 2000. Mr. Bilicic serves on the boards of directors of Infraestructura Energética Nova, S.A.B. de C.V. (an entity indirectly majority-owned by Sempra that develops, builds and operates energy infrastructure in Mexico and is listed on the Mexican Stock Exchange), Polaris Industries Inc. (a New York Stock Exchange listed manufacturer of powersports vehicles), and Oncor Holdings. Mr. Bilicic also serves on the board of directors or equivalent of the HistoryMakers, the Mayo Clinic, and Georgetown University Law Center.

Mr. Bilicic was appointed by Sempra (through Oncor Holdings) as a member of our board of directors pursuant to Sempra’s indirect right under the Limited Liability Company Agreement to designate two directors. We believe Mr. Bilicic’s extensive financial, management and operations experience qualifies him to serve on our board of directors. In addition, his extensive knowledge and experience in utility and energy infrastructure matters brings great value to our board of directors and our company.

Name	Age	Business Experience and Qualifications
Thomas M. Dunning (3)	77

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

Robert A. Estrada (1)	73

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

Name	Age	Business Experience and Qualifications
Printice L. Gary (1)	73

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

William T. Hill, Jr. (2)	77

William T. Hill, Jr. has served as a member of our board of directors since October 2007. Mr. Hill currently practices law with the law firm of William T. Hill, Jr., Attorney at Law, a firm he established in 2007.  Until 2012, he was also of counsel to the Dallas criminal defense law firm of Fitzpatrick Hagood Smith & Uhl LLP. In 2007, he served as Director of Strategic Initiatives of Mercy Street Ministries. From 1999 to 2007, Mr. Hill was Criminal District Attorney of the Dallas County District Attorney’s office. Mr. Hill serves on the boards of directors of Hilltop Holdings, Incorporated, a New York Stock Exchange listed company in the insurance industry, Oncor Holdings and a number of charitable organizations and previously served on the board of directors of the Baylor Hospital Foundation.

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

Name	Age	Business Experience and Qualifications
Timothy A. Mack (2)	67

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

Jeffrey W. Martin (1)	58

Jeffrey W. Martin has served as a member of our board of directors since the March 2018 closing of the Sempra Acquisition. Mr. Martin has served as Chief Executive Officer and a member of the board of directors of Sempra since May 1, 2018, and has served as Chairman of Sempra since December 1, 2018. Mr. Martin served as Executive Vice President and Chief Financial Officer of Sempra from January 2017 to April 30, 2018. Mr. Martin served at San Diego Gas & Electric Company (SDG&E), an indirect subsidiary of Sempra, as the Chief Executive Officer and a director beginning in January 2014.  Continuing in those roles, Mr. Martin was also appointed as the President in October 2015 and as the Chairman in November 2015, serving in each of these roles through December 2016. From 2010 to 2013, Mr. Martin served as the President and Chief Executive Officer of Sempra U.S. Gas & Power (USGP), a business unit of Sempra, and USGP’s predecessor organization, Sempra Generation, and before that, served as the Vice President of Investor Relations for Sempra. Prior to joining Sempra in December 2004, Mr. Martin was chief financial officer of NewEnergy, Inc. He also formerly served as corporate counsel at UniSource Energy Corporation and was an attorney at the law firm of Snell & Wilmer, LLP. Mr. Martin is also a member of the board of directors of Oncor Holdings and is on the Business Roundtable and the board of trustees of the University of San Diego. He previously served on the boards of directors of the Edison Electric Institute, California Chamber of Commerce and National Association of Manufacturers.

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

Name	Age	Business Experience and Qualifications
Helen Newell (1)	51

Ms. Newell has served as a member of our board of directors since July 2019. Ms. Newell has served as a Senior Vice President - Infrastructure for GIC Special Investments Pte Ltd (GIC) focused on asset management in the Americas since October 2018. Ms. Newell has over 20 years of experience in operations and corporate roles in the infrastructure, transportation and mining sectors. Before joining GIC, Ms. Newell held various roles at Rio Tinto PLC and Rio Tinto Limited, a global diversified mining company listed on the London Stock Exchange and Australian Securities Exchange, serving as Global Head of Risk from 2014 until 2018 and Vice President - Infrastructure from 2011 until 2014. Prior to joining Rio Tinto, Ms. Newell worked for several Australian listed transportation and infrastructure companies. Ms. Newell began her career in management consulting, working on various transportation and telecommunications projects in Australia, Asia and North America. Ms. Newell currently serves on the board of directors of Duquesne Holdings, LLC, Duquesne Light Holdings Inc., Duquesne Light Company, ABP (Jersey) Limited, ABPA Holdings Limited and Associated British Ports Holdings Limited.

Ms. Newell was appointed as a member of our board of directors by Texas Transmission pursuant to Texas Transmission’s right under our Limited Liability Company Agreement to designate two directors. We believe Ms. Newell’s extensive business, operations and management experience qualifies her to serve on our board of directors. In addition, her extensive knowledge and experience in infrastructure matters brings great value to our board of directors and our company.

E. Allen Nye, Jr.	52

E. Allen Nye, Jr. has served as a member of our board of directors and our Chief Executive since the March 2018 closing of the Sempra Acquisition. From January 2011 until March 2018, Mr. Nye served as our Senior Vice President, General Counsel and Secretary, and in such role was responsible for overseeing all of Oncor’s legal and compliance matters. In January 2013, his responsibilities were expanded to include oversight of all regulatory and governmental affairs activity of Oncor. From June 2008 until joining Oncor, Mr. Nye practiced law as a partner in the Dallas office of Vinson & Elkins LLP, where he focused on representation of regulated energy companies before state and federal government agencies, including the PUCT, the State Office of Administrative Hearings and the FERC. Prior to Vinson & Elkins, Mr. Nye was a partner in the law firm of Hunton & Williams LLP (now known as Hunton Andrews Kurth LLP) from January 2002 until May 2008. Mr. Nye is a member of the board of directors of Oncor Holdings and since January 2019, also serves as a member of the board of directors of Infraestructura Energética Nova, S.A.B. de C.V., an entity indirectly majority-owned by Sempra that develops, builds and operates energy infrastructure in Mexico and is listed on the Mexican Stock Exchange.

As our Chief Executive, Mr. Nye brings his unique knowledge of our company and our industry to the board of directors. His prior experience as Senior Vice President, General Counsel and Secretary of Oncor and vast experience in the energy industry and first-hand knowledge of and experience with state and federal government and regulatory agencies brings great value and benefit to our board of directors and company. Mr. Nye’s previous experience as Senior Vice President, General Counsel and Secretary of Oncor also brings to the board additional knowledge and valuable first-hand experience with the duties of directors and governance matters.

Name	Age	Business Experience and Qualifications
Robert S. Shapard	64

Robert S. Shapard has served as a member of our board of directors since April 2007. He has served as Chairman of our board of directors since the March 2018 closing of the Sempra Acquisition and before that, served as Chairman from April 2007 until July 2015. From April 2007 until the March 2018 closing of the Sempra Acquisition, he also served as Chief Executive of Oncor. Mr. Shapard joined EFH Corp.’s predecessor in October 2005 as a strategic advisor, helping implement and execute growth and development strategies for Oncor. Between March and October 2005, he served as Chief Financial Officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was Executive Vice President and Chief Financial Officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005. Before joining Exelon, he was executive vice president and chief financial officer of Ultramar Diamond Shamrock, a North American refining and marketing company, since 2000. Previously, from 1998 to 2000, Mr. Shapard was CEO and managing director of TXU Australia Pty. Ltd., a subsidiary of the former TXU Corp., which owned and operated electric generation, wholesale trading, retail, and electric and gas regulated utility businesses. Mr. Shapard has served since September 2013 as a member of the board of directors of Leidos Holdings, Inc. (formerly SAIC, Inc.), a New York Stock Exchange-listed provider of scientific, engineering and systems integration service, and currently serves as lead director as well as chair of the governance and ethics committee and as a member of the audit and finance committee. Mr. Shapard is also a director of Oncor Holdings.

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

Richard W. Wortham III (2) (3)	81

Richard W. Wortham III has served as a member of our board of directors since October 2007. Since 1976, he has served as Trustee of The Wortham Foundation, Inc., a private philanthropic foundation with assets of approximately $280 million dedicated to the support and development of Houston’s cultural fabric. Mr. Wortham has held various offices at The Wortham Foundation, Inc., currently serving as the President, a position he has held since November 2018, and previously serving as the Chairman from November 2014 until November 2018, the President from 2011 until November 2014, the Secretary and Treasurer from 2008 until 2011 and the Chairman and the Chief Executive Officer from 2005 until 2008. Mr. Wortham also serves as a Trustee and member of the audit committee of HC Capital Trust, a $14 billion family of mutual funds, and a Life Trustee of The Museum of Fine Arts, Houston. Mr. Wortham is also a director of Oncor Holdings. Additionally, Mr. Wortham has held a leadership role in several companies, including a founding role in several national banks.

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

Name	Age	Business Experience and Qualifications
Steven J. Zucchet (2) (3)	54

Steven J. Zucchet has served as a member of our board of directors since November 2008. Mr. Zucchet is a Managing Director of OMERS Infrastructure Management Inc. (OMERS Infrastructure) (formerly Borealis Infrastructure Management, Inc.), an investment arm of Canada’s OMERS pension plan, a position he has held since September 2014, having previously served as a Senior Vice President of OMERS Infrastructure from November 2003 until September 2014. From 1996 until joining OMERS Infrastructure, Mr. Zucchet served as Chief Operating Officer of Enwave Energy Ltd., where he was responsible for operations and major infrastructure projects. In his role as an officer of OMERS Infrastructure, Mr. Zucchet has also been appointed as an officer and director of several OMERS Infrastructure affiliates and companies in which OMERS Infrastructure invests. Through OMERS Infrastructure, Mr. Zucchet has served since April 2019 on the boards of directors of Puget Energy, Inc. and Puget Sound Energy, Inc., a regulated gas and electric utility in the State of Washington, and also currently serves on the board of directors of Bruce Power, an eight reactor nuclear site located in Ontario, Canada. His focus at OMERS Infrastructure is in the energy sector, where he has led the pursuit of investment opportunities in the energy sector and is currently responsible for leading the asset management of several of its portfolio investments.

Mr. Zucchet was appointed as a member of our board of directors by Texas Transmission pursuant to Texas Transmission’s right under the Limited Liability Company Agreement to designate two directors. We believe Mr. Zucchet’s extensive experience in the energy industry gives him an important and valuable understanding of our business, and that experience, along with his business, management and operations experience, qualifies him to serve on our board of directors.

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

Director Appointments

As of March 9, 2018, pursuant to our Limited Liability Company Agreement (which was amended and restated in connection with the Sempra Acquisition) and the Sempra Order, the board of directors of Oncor is required to consist of thirteen members, constituted as follows:

•

seven Disinterested Directors, who (i) shall be independent directors in all material respects under the rules of the New York Stock Exchange in relation to Sempra or its subsidiaries and affiliated entities and any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, and (ii) shall have no material relationship with Sempra or its subsidiaries or affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, currently or within the previous ten years;

•	two members designated by Sempra (through Oncor Holdings);
•	two members designated by Texas Transmission; and
•	two current and/or former officers of Oncor (each, an Oncor Officer Director).

Mr. Martin and Mr. Bilicic were each designated to serve on our board of directors by Sempra (through Oncor Holdings) and Ms. Newell and Mr. Zucchet were each designated to serve on our board of directors by Texas Transmission. Directors designated by Sempra and Texas Transmission are referred to as member directors.

Our Limited Liability Company Agreement provides that seven of our directors will be Disinterested Directors under the standards set forth in our Limited Liability Company Agreement. See “Certain Relationships and Related Transactions, and Director Independence — Director Independence” for a discussion of the director qualifications. We have determined that Messrs. Adams, Dunning, Estrada, Gary, Hill, Mack and Wortham are Disinterested Directors. Disinterested Directors are appointed by the nominating committee of Oncor Holdings’ board of directors subject to the approval by a majority of the Disinterested Directors of Oncor Holdings’ board of directors. The nominating committee of Oncor Holdings is required to consist solely of Disinterested Directors. The Sempra Order and our Limited Liability Company Agreement provide that the current Disinterested Directors of Oncor will serve, if willing and able, for a term of three years from the closing of the Sempra Acquisition (subject to continuing to meet the disinterested director requirements). Thereafter, two of these directors will roll off of the board every two years, with the nominating committee of Oncor Holdings (subject to approval by a majority of the Disinterested Directors of the Oncor Holdings board of directors) determining the order of departure of these directors. Each new Disinterested Director will have a term of four years and the appointment of such directors will be consistent with the mandatory retirement age of 75, with each Disinterested Director’s term being able to be renewed for only one additional term of four years. To the extent any Disinterested Director is removed, retires or is otherwise unable to or unwilling to serve, a replacement new Disinterested Director will be chosen by the nominating committee of Oncor Holdings and subject to approval by a majority vote of the Disinterested Directors of Oncor Holdings’ board of directors. Any change to the size, composition, structure or rights of the boards must first be approved by the PUCT.

Oncor Holdings, at the direction of STIH (a subsidiary of STH, which is a wholly owned, indirect subsidiary of, and controlled by, Sempra following the Sempra Acquisition), has the right, pursuant to the terms of our Limited Liability Company Agreement, to nominate two directors that are current or former officers of Oncor, subject to approval of any such nomination by a majority of the Oncor board of directors. Mr. Shapard and Mr. Nye serve as these directors. Our Limited Liability Company Agreement provides that until March 9, 2028, to be eligible to serve as an Oncor Officer Director, a current and/or former Oncor officer cannot have worked for Sempra or any of its affiliates (other than Oncor or Oncor Holdings) or any such entity’s affiliates, or any other direct or indirect beneficial owner of Oncor in the ten years prior to commencement of such officer’s employment with Oncor.

Audit Committee

The Audit Committee is a separately-designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our Audit Committee is composed of Messrs. Estrada, Gary and Martin and Ms. Newell.  Our board of directors of Oncor has determined that each of Messrs. Estrada and Gary is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. Messrs. Estrada and Gary are Disinterested Directors under the standards set forth in our Limited Liability Company Agreement. See “Certain Relationships and Related Transactions, and Director Independence – Director Independence” for a description of the requirements to be deemed disinterested.

Mr. Martin is a member director designated by Sempra (through Oncor Holdings) and Ms. Newell is a member director designated by Texas Transmission.

Executive Officers

The names of our executive officers and information about them, as furnished by the executive officers themselves, are set forth below:

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
E. Allen Nye, Jr.	52	Chief Executive and Director

E. Allen Nye, Jr. has served as a member of our board of directors and our Chief Executive since the March 2018 closing of the Sempra Acquisition. From January 2011 until March 2018, Mr. Nye served as our Senior Vice President, General Counsel and Secretary, and in such role was responsible for overseeing all of Oncor’s legal and compliance matters. In January 2013, his responsibilities were expanded to include oversight of all regulatory and governmental affairs activity of Oncor. From June 2008 until joining Oncor, Mr. Nye practiced law as a partner in the Dallas office of Vinson & Elkins LLP, where he focused on representation of regulated energy companies before state and federal government agencies, including the PUCT, the State Office of Administrative Hearings and the FERC. Prior to Vinson & Elkins, Mr. Nye was a partner in the law firm of Hunton & Williams LLP (now known as Hunton Andrews Kurth LLP) from January 2002 until May 2008. Mr. Nye is a member of the board of directors of Oncor Holdings and since January 2019, also serves as a member of the board of directors of Infraestructura Energética Nova, S.A.B. de C.V., an entity indirectly majority-owned by Sempra that develops, builds and operates energy infrastructure in Mexico and is listed on the Mexican Stock Exchange.

Joel S. Austin	55	Senior Vice President and Chief Digital Officer

Joel S. Austin has served as our Senior Vice President since the March 2018 closing of the Sempra Acquisition and as our Chief Digital Officer since February 2019.  From May 2010 until March 2018, he served as our Vice President and Chief Information Officer. In his role as Senior Vice President and Chief Digital Officer, Mr. Austin oversees activities including market relations, customer engagement, measurement and billing, as well as the information technology function. He joined Oncor in 2008 and has held a leadership position in the information technology function since that time. Prior to joining Oncor in 2008, Mr. Austin served in a number of positions within EFH Corp. and EFH Corp.’s predecessor, including roles in information technology, operations, sourcing management and business development since 1990. Mr. Austin has extensive experience in technology, management consulting, operations, cybersecurity, and global delivery management.

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
Walter Mark Carpenter	67	Senior Vice President, T&D Operations

Walter Mark Carpenter has served as our Senior Vice President, T&D Operations since October 2011, and in such role is responsible for overseeing transmission grid management operations and Oncor’s interface with ERCOT. Mr. Carpenter also oversees Oncor’s distribution operation centers, as well as Oncor’s distribution management and transmission management systems supporting such operations, and, since March 2018, he has been responsible for Oncor’s environmental and NERC compliance activities. From February 2010 until October 2011 he served as our Vice President and Chief Technology Officer, and from 2008 until February 2010 he served as our Vice President and Chief Information Officer. Mr. Carpenter has served EFH Corp’s predecessor and Oncor for over 40 years and has held various field management and engineering management positions in transmission and distribution. Mr. Carpenter is a registered Professional Engineer in the State of Texas and is a member of the Institute of Electrical and Electronic Engineers Power System Relaying Committee and the Texas Society of Professional Engineers.

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
Don J. Clevenger	49	Senior Vice President and Chief Financial Officer

Don J. Clevenger has served as our Senior Vice President and Chief Financial Officer since the March 2018 closing of the Sempra Acquisition. From January 2013 until March 2018, he served as our Senior Vice President, Strategic Planning. From February 2010 through December 2012, he served as our Senior Vice President, External Affairs and before that, served as our Vice President, External Affairs from June 2008 until February 2010. Mr. Clevenger also served as our Vice President, Legal and Corporate Secretary from December 2007 to June 2008. Between November 2005 and December 2007, Mr. Clevenger held a leadership position in our company with various legal and regulatory responsibilities. Prior to his transfer to Oncor in November 2005, he was Senior Counsel of the Business Services unit of EFH Corp. since April 2004. Mr. Clevenger was a partner in the law firm of Hunton & Williams LLP (now known as Hunton Andrews Kurth LLP) before he joined EFH Corp.’s predecessor.

Deborah L. Dennis	65	Senior Vice President, Chief Customer Officer and Chief HR Officer

Deborah L. Dennis has served as our Senior Vice President since January 2013, as our Chief Customer Officer since the March 2018 closing of the Sempra Acquisition, and as our Chief HR Officer since February 2020. From January 2013 until February 2020, she also held the title of Senior Vice President, Human Resources & Corporate Affairs. In her role, Ms. Dennis oversees activities including customer service, community relations, economic development initiatives, human resources and corporate affairs. Ms. Dennis has been employed with Oncor and its predecessors and affiliates for over 40 years in a number of corporate and customer service functions, including 13 years as a Vice President, most recently serving as Vice President of Corporate Affairs from 2011 to December 2012, and Vice President—Dallas Customer Operations from 2007 to 2011. Ms. Dennis has extensive experience in customer services, human resources, supply chain, outsourcing management and corporate philanthropy.

James A. Greer	59	Executive Vice President and Chief Operating Officer

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

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
Angela Y. Guillory	48	Senior Vice President, Human Resources & Corporate Affairs

Angela Y. Guillory has served as our Senior Vice President, Human Resources & Corporate Affairs since February 2020.  In her role as Senior Vice President, Human Resources & Corporate Affairs, Ms. Guillory is responsible for Oncor’s human resource and corporate affairs functions, a role she performed as Vice President, Human Resources & Corporate Affairs, from March 2018 until February 2020. From November 2013 to March 2018, Ms. Guillory was Vice President, Customer and Market Operations where she led Oncor’s customer and market relations functions. Ms. Guillory has been employed with Oncor and its predecessor and affiliates for 26 years with experience in engineering, distribution operations, rates and regulatory, customer experience, and customer and market operations.

Matthew C. Henry	50	Senior Vice President, General Counsel & Secretary

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

Malia Hodges	42	Senior Vice President and Chief Information Officer

Malia Hodges has served as our Senior Vice President since February 2020 and as our Chief Information Officer since March 2018, and in such role is responsible for Oncor’s information technology function. Ms. Hodges previously served a similar role as our Vice President and Chief Information Officer from March 2018 until February 2020.  From January 2014 to March 2018, Ms. Hodges served as Director, Technology Program Management Office and in such role was responsible for the strategic execution of Oncor’s information technology investment portfolio and organizational change management activities. Prior to joining Oncor in 2014, Ms. Hodges was a management consultant at Sendero Business Services, L.P., where she advised clients, including Oncor, on the implementation of various strategic technology and customer engagement initiatives.  Ms. Hodges has experience in technology, management consulting, organizational design and change management, global delivery management, business process design and operations.

There is no family relationship between any of our executive officers, between any of our directors, or between any executive officer and any director.

Code of Conduct

We maintain certain corporate governance documents on our website at www.oncor.com. Our Code of Conduct can be accessed by selecting “Corporate Governance” in the “Investor Relations” portion of the website. Our Code of Conduct applies to all of our employees and officers, including our Chief Executive, Chief Operating Officer, Chief Financial Officer and Controller, and it also applies to our directors, except for provisions pertinent only to employees. Any amendments to our Code of Conduct will be posted on our website promptly. Printed copies of the corporate governance documents that are posted on our website are available to any person without charge upon written request to the Corporate Secretary of Oncor Electric Delivery Company LLC at 1616 Woodall Rodgers Freeway, Suite 7E-002, Dallas, Texas 75202-1234.

Item 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

In this Compensation Discussion and Analysis, we describe our executive compensation philosophy and the elements of our executive compensation program. We also discuss how the executive officers named in the Summary Compensation table (our Named Executive Officers) were compensated in 2019. In 2019, our Named Executive Officers, as well as their current titles, were:

Name	Title
E. Allen Nye, Jr.	Chief Executive
Don J. Clevenger	Senior Vice President and Chief Financial Officer
Deborah L. Dennis	Senior Vice President, Chief Customer Officer and Chief HR Officer(1)
James A. Greer	Executive Vice President and Chief Operating Officer
Matthew C. Henry	Senior Vice President, General Counsel and Secretary

__________

(1)

Ms. Dennis became Senior Vice President, Chief Customer Officer and Chief HR Officer in February 2020. Until then, she served as Senior Vice President, Human Resources & Corporate Affairs, and Chief Customer Officer.

Role of the Organization and Compensation Committee

Our board of directors has designated an Organization and Compensation Committee of the board of directors (O&C Committee) to establish, administer, and assess our executive compensation policies, which include participation in various employee benefit programs.  The O&C Committee met three times in 2019.

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

The O&C Committee conducts reviews of the level of individual compensation elements as well as total direct compensation for our executive officers, from time to time as it deems appropriate. The O&C Committee conducted such compensation reviews in the fourth quarter of 2019. In determining the total direct compensation of our executive officers, the O&C Committee considers the performance and responsibilities of the executives and a competitive market and peer group analysis of executive compensation provided by compensation consultants engaged by the O&C Committee.  The O&C Committee obtains the input of the CEO on the performance of executive officers other than the CEO.  The CEO assesses the performance of each executive in light of the executive’s business unit and function and presents a performance evaluation and compensation recommendation for each of these individuals to the O&C Committee. The CEO also reviews and considers the competitive market analysis in making his recommendation.  The O&C Committee also evaluates the CEO’s performance.  The O&C Committee determines total compensation, including base salary, annual incentive awards and long-term incentive awards, for each of our executive officers as it deems appropriate.

In the first quarter of each fiscal year, the O&C Committee (1) approves corporate goals and objectives under our annual and long-term incentive programs for our executive officers for awards for the current fiscal year, and (2) certifies the performance results for incentive payments for performance periods that ended on December 31 of the previous fiscal year.  Following the completion of each fiscal year, in connection with the annual determination of the incentive awards to be paid to our executive officers other than the CEO, the CEO conducts an annual performance review of each executive officer and evaluates each executive’s performance relative to the corporate goals and objectives for the completed fiscal year set by the O&C Committee.  The CEO then makes recommendations to the O&C Committee with respect to other executive officers’ annual incentive compensation.  The O&C Committee also annually evaluates the CEO’s performance in light of the goals and objectives for the previous fiscal year.  After considering this evaluation, as well as the CEO’s recommendations, the O&C Committee determines the annual incentive award payouts for all of our executive officers, as well as goals and objectives under the annual and long-term incentive programs for the current fiscal year. In the first quarter of 2019, the O&C Committee also revised the payout methodologies under the executive annual and long-term incentive programs following a review of those programs that included a peer group analysis.

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
•

Short-term incentives through the opportunity to earn an annual performance bonus pursuant to the Oncor Electric Delivery Company LLC Sixth Amended and Restated Executive Annual Incentive Plan (Executive Annual Incentive Plan);

•	Long-term incentives through awards under Oncor’s long-term incentive plan (Long-Term Incentive Plan);
•

Deferred compensation and retirement plans through (1) the opportunity to participate in a 401(k) savings plan (thrift plan) and a salary deferral program (Salary Deferral Program) and receive certain company matching contributions, (2) the opportunity to participate in a defined benefit retirement plan and a supplemental retirement plan, and (3) an employer-paid subsidy for health coverage upon the executive’s retirement from Oncor for executives hired prior to January 1, 2002;
•

Perquisites and other benefits, including, for executives hired prior to January 1, 2004, the opportunity to participate in the Oncor Split-Dollar Life Insurance Program (Split Dollar Life Insurance Plan);

•	Contingent payments through an executive change of control policy and an executive severance plan; and
•	In certain instances, performance bonus and retention agreements.

For more information about the incentive and other benefit plans available to our executives see “—Compensation Elements” below and the compensation tables and the accompanying narratives immediately following this “Compensation Discussion and Analysis.”

Compensation Consultants

PricewaterhouseCoopers LLP, a compensation consultant, has been engaged by the O&C Committee since 2014 to advise and report to the O&C Committee on executive compensation issues. In February 2019, we engaged PricewaterhouseCoopers to perform a peer group analysis of annual and long-term incentive compensation. In October 2019, the O&C Committee engaged PricewaterhouseCoopers to advise and report on executive and independent director compensation, including a competitive market analysis and peer group study, as discussed in more detail under “-Market Data” below. PricewaterhouseCoopers and its affiliates also provide consulting and related services to Oncor with respect to human resources, tax, internal audit, industry intelligence, strategy formulation and other matters. Oncor purchases compensation surveys (both executive and non-executive) from Willis Towers Watson who, from time to time, provides consulting and other services to Oncor’s human resources department.

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

2018 Survey and Peer Group

In the fourth quarter of 2018, the O&C Committee assessed total compensation of our executives against a number of companies in the transmission/distribution industry and fully integrated utilities using both survey data and peer group comparisons.  For purposes of the 2018 assessment, PricewaterhouseCoopers completed a competitive market analysis of executive compensation for the O&C Committee in October 2018. This analysis involved a review of U.S. energy utility industry compensation survey data using our 2017 annual revenues.  The survey data was compared to our executive compensation elements targeted at both the 50th and 75th percentiles with respect to base salary, target cash annual incentives, and long-term incentives, and the resulting target total cash compensation (base salary and target cash annual incentives) and total direct compensation (base salary, target cash annual incentives and long-term incentives). The survey data was aged from the reporting date to January 1, 2019, using an annual rate of 3.0%, which is the projected increase factor for 2018 for officers and executives based on the World at Work 2018 Salary Budget Survey.

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

Ameren Corp.	CMS Energy Corp.	OGE Energy Corp.
American Electric Power Co., Inc.	Consolidated Edison, Inc.	Pinnacle West Capital
Alliant Energy	El Paso Electric Co.	Portland General Electric Co.
Avangrid Inc.	Eversource Energy	SCANA Corp.
CenterPoint Energy, Inc.	IdaCorp Inc.
Cleco Power LLC	ITC Holdings Corp.

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

February 2019 Incentive Compensation Peer Group Analysis

In February 2019, the O&C Committee assessed the payout methodologies under our annual and long-term incentive plans. In the course of that review, they considered data provided by PricewaterhouseCoopers to management regarding annual and long-term incentive programs of companies in the 2018 peer group discussed above. As a result of this review, the O&C Committee elected to revise the calculation methodology for awards under the Executive Annual Incentive Plan for 2019 (payable in 2020) and grants made in 2019 (payable in 2022) under the Long-Term Incentive Plan. For a discussion of the calculation methodologies for these plans, see “- Compensation Elements” below.

October 2019 Survey and Peer Group

In the fourth quarter of 2019, the O&C Committee assessed total compensation of our executives against a number of companies in the transmission/distribution industry and fully integrated utilities using both survey data and peer group comparisons.  For purposes of the 2019 assessment, PricewaterhouseCoopers completed a competitive market analysis of executive compensation for the O&C Committee in October 2019. This analysis involved a review of U.S. energy utility industry compensation survey data using our 2018 annual revenues.  The survey data was compared to our executive compensation elements targeted at both the 50th and 75th percentiles with respect to base salary, target cash annual incentives, and long-term incentives, and the resulting target total cash compensation (base salary and target cash annual incentives) and total direct compensation (base salary, target cash annual incentives and long-term incentives). The survey data was aged from the reporting date to January 1, 2020, using an annual rate of 3.0%, which is the projected increase factor for 2019 for officers and executives based on the World at Work 2019 Salary Budget Survey.

In addition to the market data for utilities in the national marketplace, PricewaterhouseCoopers also provided publicly available data for a subset of these utilities, a peer group of transmission/distribution utility companies as well as fully integrated utility companies. Oncor’s size, based on revenues, is in the 51st percentile of this peer group. PricewaterhouseCoopers provided information on total target direct compensation, base salary, annual incentive targets and long-term incentives with respect to the five highest paid executives at each of those companies, along with comparisons of each such executive to the comparable Oncor executive using regression analysis based on Oncor’s revenue size.  The primary peer group consisted of 16 companies, 15 of which were used in PricewaterhouseCoopers’ 2018 study:

Ameren Corp.	CMS Energy Corp.	ITC Holdings Corp.
American Electric Power Co., Inc.	Consolidated Edison, Inc.	OGE Energy Corp.
Alliant Energy	El Paso Electric Co.	Pinnacle West Capital
Avangrid Inc.	Eversource Energy	Portland General Electric Co.
CenterPoint Energy, Inc.	Evergy Inc.
Cleco Power LLC	IdaCorp Inc.

PricewaterhouseCoopers recommended using the same peer companies as in 2018 with the exception of substituting Evergy Inc. for SCANA Corp., which discontinued filing executive compensation information with the SEC.  Based on PricewaterhouseCoopers’ analysis and recommendation, the O&C Committee approved this peer group revision in the 2019 compensation analysis.

The O&C Committee considered both peer group data and the 2019 competitive market survey data, along with individual performance and responsibilities, when determining total direct executive compensation, as well as each element of total direct compensation (base salary, annual incentives and long-term incentives).  The O&C Committee targeted total direct compensation, including target payouts under annual and long-term incentive awards, at approximately the 50th percentile of the 2019 competitive market survey group and peer group. With respect to long-term incentives, the O&C Committee also considered the cost of equity differential between Oncor’s long-term incentive program which offers cash awards versus equity-based long-term incentive awards which are more common among the peer group.  PricewaterhouseCoopers provided adjusted market data for long-term incentives to address this issue and better reflect Oncor’s competitive position versus the market. The 2019 competitive market analysis indicated that the aggregate target total direct compensation of certain of our executives was generally below the 50th percentile of the competitive market survey group, and that base salary was below the 50th percentile of the competitive market survey group for most of our executives. As a result of its review of the PricewaterhouseCoopers studies and each executive’s individual performance and responsibilities, the O&C Committee increased the base salaries of all Named Executive Officers, including our CEO, effective November 26, 2019 and increased the long-term incentive target percentages for our CEO, Executive Vice President and Chief Operating Officer and Senior Vice President and Chief Financial Officer effective January 1, 2020, as detailed below under “— Compensation Elements.”

Compensation Elements

A significant portion of each executive officer’s compensation is variable, at-risk and directly linked to achieving company performance objectives set by the O&C Committee and the alignment with equity owner interests in order to achieve long-term success of our company.  Other factors impacting compensation include individual performance, scope of responsibilities, retention risk, and market compensation data.  None of these other factors are assigned individual weights, but are considered together.  The company has no policies or formula for allocating compensation among the various elements.  The following is a description of the principal compensation components provided to our executives.

Base Salary

We believe that base salary should be commensurate with the scope and complexity of each executive’s position, the level of responsibility required, and demonstrated performance.  We also believe that a competitive level of base salary is required to attract and retain qualified talent.

As part of its review of total direct compensation for our executive officers, the O&C Committee reviews and determines executive officers’ base salaries periodically as it deems appropriate.  The periodic review includes the O&C Committee’s review of the most recent analysis of our executive compensation against competitive market data and comparison to our peer group.  Our CEO also reviews this analysis, along with the performance and level of responsibility of each executive officer, and makes recommendations to the O&C Committee regarding any salary changes for those executive officers.  The O&C Committee may also approve salary increases as a result of an executive’s performance, promotion or a significant change in an executive’s responsibilities.

As discussed above, the 2019 competitive market analysis prepared by PricewaterhouseCoopers indicated that the base salary of certain of our executives, including Messrs. Nye, Clevenger, and Greer and Ms. Dennis, was generally below the 50th percentile of the competitive market survey group.  After considering the results of this market analysis and individual performance and responsibilities, the O&C Committee increased the base salary of each of our Named Executive Officers, including the CEO, effective November 26, 2019, as described below.

Annual Base Salary for Named Executive Officers

The annual base salaries of Named Executive Officers at December 31, 2019 were as follows:

Name	Current Title	At December 31, 2019 (1)
E. Allen Nye, Jr.	Chief Executive	$973,000
Don J. Clevenger	Senior Vice President and Chief Financial Officer	$542,000
Deborah L. Dennis	Senior Vice President, Chief Customer Officer and Chief HR Officer (2)	$404,000
James A. Greer	Executive Vice President and Chief Operating Officer	$568,000
Matthew C. Henry	Senior Vice President, General Counsel and Secretary	$557,000

__________

(1)

Annual base salaries were increased effective November 26, 2019 as follows: Mr. Nye increased from $927,000 to $973,000; Mr. Clevenger increased from $511,000 to $542,000; Ms. Dennis increased from $381,000 to $404,000; Mr. Greer increased from $546,000 to $568,000; and Mr. Henry increased from $536,000 to $557,000.

(2)

Ms. Dennis became Senior Vice President, Chief Customer Officer and Chief HR Officer in February 2020. Until then, she served as Senior Vice President, Human Resources & Corporate Affairs, and Chief Customer Officer.

Executive Annual Incentive Plan

The O&C Committee and our CEO are responsible for administering the Executive Annual Incentive Plan.  The award targets under the plan are established on a company-wide basis and the O&C Committee seeks to set these targets at performance challenging levels.  The O&C Committee determines annual target award percentages for executives based on executive responsibilities and performance goals, an evaluation of the most recent competitive market analysis conducted by PricewaterhouseCoopers, and, with respect to executives other than our CEO, recommendations from our CEO.  In making his recommendations to the O&C Committee regarding target award percentages, our CEO assesses the performance goals of each executive against the goals of the executive’s business unit and function and reviews the competitive market analysis.  Executive Annual Incentive Plan awards are based on a target payout, which is set as a percentage of a participant’s base salary and is based on the performance of Oncor and individual participant performance.  The annual incentive target payout for each executive is based on a review of the executive’s responsibilities and consideration of the 50th percentile of target direct compensation of executives with similar responsibilities among our competitive market survey group and peer group.  The O&C Committee reviewed target payout opportunities in its October 2019 review of the 2019 competitive market survey information described above and each executive’s performance and responsibilities and did not make any changes to the existing target payout opportunities for our Named Executive Officers.

The awards payable in 2019 were determined based on (1) the target award levels of participants in the Executive Annual Incentive Plan, (2) achievement of a threshold or target funding trigger, and (3) achievement of threshold, target or superior levels of any additional operational or other metrics that the O&C Committee elects to apply in determining the aggregate amount of awards, which we sometimes refer to as the operational funding percentage.  Based on the level of attainment of the funding trigger and the operational funding percentage, the O&C Committee determined an aggregate performance final funding percentage.  This final funding percentage was then multiplied by each target award, and the resulting amount was then multiplied by any performance modifiers to determine a final award amount. The O&C Committee sets operational metrics, performance goals, target awards and individual performance modifiers in its discretion, and also has broad discretion to adjust funding percentages and individual awards. The funding trigger described in (2) above was based on “EBITDA,” which means Oncor’s earnings before interest, taxes, depreciation and amortization, as determined by the O&C Committee. For 2019 awards, the O&C Committee excluded from EBITDA all earnings, expenses and transition costs relating to the InfraREIT Acquisition, long-term incentive compensation, performance bonus compensation, executive change of control policy expenses, certain special project professional fees, and non-cash actuarial adjustments. EBITDA was used as the funding trigger because we believe it is an effective measure to assess profitability of the business.

Funding of incentive awards in 2019 was based first on the achievement of stated EBITDA threshold and target funding trigger levels set by the O&C Committee. Incentives were only payable under the Executive Annual Incentive Plan in the event the threshold EBITDA is achieved. The level of EBITDA achieved was used to calculate a funding trigger percentage, as illustrated in the table below.

Funding Trigger Achieved	Funding Trigger Percentage
Actual EBITDA is less than threshold	0%
Actual EBITDA equals threshold	50%
Actual EBITDA is greater than threshold but less than target	Percentage between 50% - 100% based on the percentage of EBITDA achieved
Actual EBITDA is equal to or greater than target	100%

Since the EBITDA threshold was met, an operational funding percentage was calculated based on achievement of the operational or other metrics set by the O&C Committee. For 2019, the O&C Committee established operational funding percentage metrics based solely on operational targets because it believes that incentives should be based on achievement of operational goals.  The purpose of these operational targets, which are based on safety, reliability, operational efficiency and infrastructure readiness metrics, is to promote enhancement of our services to customers.  The table below sets forth these operational metrics in further detail.

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

Operational Efficiency	Based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis	Promotes lower rates for our customers by keeping expenditures low.

Infrastructure Readiness	Measured by a metric based on capital expenditure per three year average kW peak; expressed as a cumulative percentage	Promotes enhanced service to our customers by focusing on the improvement of our facilities through achievement of the capital plan.

An operational funding percentage was calculated based on the level of achievement of each operational metric. The O&C Committee determined the weighting of each of those metrics within the operational funding percentage and the threshold, target and superior levels of each metric. For 2019 awards, the O&C Committee excluded from operational efficiency calculations the impacts from the InfraREIT Acquisition, regulatory mandated cost of service expenses, energy efficiency expenses, certain third party network transmission fees that are recovered through tariff adjustments, and long-

term incentive compensation. As with the EBITDA funding trigger, each operational metric must meet a threshold level in order to provide any funding for that metric. Meeting the threshold amount results in 50% of the available funding for that metric, with target and superior levels resulting in 100% and 150%, respectively, of the available funding for that metric. Once threshold has been achieved, actual results in between each level result in a funding percentage equal to the percentage of the target achieved (up to 150% for achievement of the superior performance level). Once an operational funding percentage was calculated, the final funding percentage was determined in accordance with the table below.

Achieved Funding Trigger Performance	Final Funding Percentage
Actual EBITDA is less than threshold	0%
Actual EBITDA is greater than threshold but less than or equal to target	Lesser of the funding trigger percentage or the operational funding percentage
Actual EBITDA is greater than target	Equals the operational funding percentage (up to 150%)

For 2019, our EBITDA for purposes of the Executive Annual Incentive Plan exceeded the target EBITDA, resulting in a funding trigger percentage of 100%.  Our operational funding percentage was 99.7%.  As a result, the final funding percentage was calculated using the operational funding percentage, resulting in a final funding percentage of 99.7%.

To calculate an executive officer’s award amount, the final funding percentage is first multiplied by the executive officer’s target award, which is computed as a percentage of actual base salary. Based on the executive officer’s performance, an individual performance modifier is then multiplied by the calculated award to determine the final incentive payment.  An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) and may adjust an award upward or downward.  Factors used in determining individual performance modifiers may include operational measures (including the safety, reliability, operational efficiency and infrastructure readiness metrics discussed above), company objectives, individual management and other goals, specific job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior.  The CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) do not assign these factors individual weights, but consider them together.  Each executive officer’s individual performance modifier is set by the O&C Committee within a range determined in its discretion. In October 2019, in recognition of his oversight of all legal, regulatory and legislative matters throughout the year, including the legal and regulatory complexities involved in the InfraREIT Acquisition and matters relevant to Oncor in the 2019 Texas legislative session, the O&C Committee approved an individual performance modifier for the 2019 plan year of 120% for Mr. Henry. In February 2020, the O&C Committee approved individual modifiers for Messrs. Nye, Clevenger and Greer of 153.7%, 151.9%, and 120.1%, respectively, to bring those executives’ total direct compensation closer to the 50th percentile of the competitive market survey group.

The following table provides a summary of the 2019 targets and actual awards for each Named Executive Officer.  All awards under the Executive Annual Incentive Plan are made in the form of lump sum cash payments to participants by March 15 of the year following the plan year to which the award relates.

2019 Annual Incentives (Payable in 2020) for Named Executive Officers

Name	Target Payout Opportunity (% of Salary)	Target Award ($ Value)	Actual Award ($) (1)	Actual Award (% of Target)
E. Allen Nye, Jr.	95%	884,290	1,355,076	153.2%
Don J. Clevenger	65%	333,829	505,563	151.4%
Deborah L. Dennis	65%	248,895	248,148	99.7%
James A. Greer	65%	356,091	426,382	119.7%
Matthew C. Henry	65%	349,537	418,186	119.6%

__________

(1)

Actual award reflects target award multiplied by the final funding percentage of 99.7%, multiplied by any applicable individual performance modifiers (153.7% for Mr. Nye, 151.9% for Mr. Clevenger, 120.1% for Mr. Greer and 120% for Mr. Henry.)

For more detailed information on terms of the Executive Annual Incentive Plan, including the calculation of the 2019 EBITDA funding percentage and the operational funding percentage, the 2019 operational funding triggers and the actual performance levels achieved, see the narrative that follows the Grants of Plan-Based Awards – 2019 table.

In February 2020, the Executive Annual Incentive Plan was amended and restated to revise the calculation for awards beginning with the 2020 plan year. Pursuant to these revisions, there will be no funding trigger and awards will be calculated based on achievement of operational metrics established by the O&C Committee for each plan year.

Long-Term Incentives

Our long-term incentive program currently consists of the Long-Term Incentive Plan. The Long-Term Incentive Plan was adopted in 2013.  The purpose of our long-term incentive program is to promote the long-term interests and growth of Oncor by attracting and retaining management and other personnel and key service providers.  Our long-term incentive program was developed to enable us to be competitive in our compensation practices. It was also developed to reflect our belief that the opportunity to benefit from positive long-term performance of the company motivates our management to work towards the long-term success of our business and align management’s interests with those of our equity holders.

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

Our board of directors delegated administration of the Long-Term Incentive Plan to the O&C Committee. Our executive officers and any other key employees of the company or its subsidiaries designated by the O&C Committee are eligible to participate. The plan provides for cash awards to be paid after completion of a performance period based on achievement of certain stated performance goals. A performance period under the Long-Term Incentive Plan is the 36 month period beginning each January 1, unless otherwise determined by the O&C Committee in its sole discretion.  The participants for each performance period shall be determined by the O&C Committee not later than the 90th day after commencement of the performance period. Performance goals consist of one or more specific performance objectives established by the O&C Committee in its discretion within the first 90 days of the commencement of the applicable performance period. Performance goals may be designated with respect to the company as a whole or one or more operating units, and may also be determined on an absolute basis or relative to internal goals, or relative to levels attained in prior years, or relative to other companies or indices, or as ratios expressing relationships between two or more performance goals. For 2019 grants, the O&C Committee set the performance targets on a company-wide basis and at levels it believes are performance challenging.

The long-term incentive target payout for each executive is set so that the target total direct compensation is near the 50th percentile (normalized in consideration of the cost of equity) of executives with similar responsibilities among our 2019 competitive market survey group and our peer group (when regressed to Oncor’s revenue size). As a result of this study and after considering individual performance and responsibilities, as well as the fact that most companies in our peer group provide equity-based long-term incentives as opposed to cash-based incentives, the O&C Committee increased the long-term incentive target percentages for our CEO, Executive Vice President and Chief Operating Officer and Senior Vice President and Chief Financial Officer effective January 1, 2020.

The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2017-2019 would consist of a financial trigger and operational metrics.  The funding of these Long-Term Incentive Plan awards is contingent first upon Oncor achieving a cumulative threshold net income level for the three-year performance period. For awards granted in 2017-2019, if Oncor fails to achieve the stated net income level for the performance period, no award is payable. For awards granted in 2019, the funding trigger percentage for the performance period equals 50% if the threshold level is met or 100% if target level is met or exceeded. The applicable percentage for performance between threshold and target performance levels is determined on a straight line interpolation basis.  Once a funding trigger percentage is determined, an operational goal percentage is determined based on Oncor’s satisfaction of four operational metrics. The operational goals used for the Long-Term Incentive Plan awards granted in 2017-2019 mirror the operational metrics used for 2019 awards under the Executive Annual Incentive Plan.  These goals relate to (1) a safety metric based on the number of employee injuries using a Days Away, Restricted or Transfer (DART) system with a modifier for fatalities as a result of a safety violation, (2) a reliability metric as measured by the System Average Interruption Duration Index (SAIDI), (3) an operational efficiency metric based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis (excluding the impacts from the InfraREIT Acquisition, regulatory mandated cost of service expenses, energy efficiency expenses, certain third party network transmission fees that are recovered through tariff adjustments, and long-term incentive compensation) and (4) an infrastructure readiness metric based on the capital expenditure per three year average kW peak, expressed as a cumulative percentage. The purpose of these operational targets, which are based on safety, reliability, operational efficiency and infrastructure readiness metrics, is to promote enhancement of our services to customers.  For additional discussion on the purposes of the operational metrics, see the table and discussion of the Operational Metrics in “Compensation Elements—Executive Annual Incentive Plan.”

The O&C Committee set the threshold, target and superior levels for each operational metric. The achievement of those levels results in funding for a specific metric of 50%, 100% and 150%, respectively. Once the threshold has been achieved, actual results in between each level result in a funding percentage based on the percentage of the target achieved, determined on a straight line interpolation basis. Based on the weighting for each operational metric, an aggregate weighted average of operational goal percentage is determined.

The final funding percentage for long-term incentive awards granted in 2019 is the product of the funding trigger percentage multiplied by the weighted operational goal percentage. If net income is below the funding trigger threshold, the funding trigger percentage equals zero and no Long-Term Incentive Plan award will be payable.

The amount of each Long-Term Incentive Plan award granted is then determined based on the product of the final funding percentage, multiplied by the target opportunity dollar amount stated in each individual award letter.

The plan also gives the O&C Committee the discretion to adjust long-term awards to prevent unintended dilution or enlargement as a result of certain extraordinary events. For each operational goal, the O&C Committee may set threshold, target and superior levels of attainment and the manner of calculating the award amounts at each level (such as a specified dollar amount or a percentage or multiple of base salary). However, the Long-Term Incentive Plan provides that the maximum award payable for a performance period shall not exceed 150% of the target award.

In February 2020, the O&C Committee revised the form of award agreement under the Long-Term Incentive Plan for awards involving performance periods beginning on or after January 1, 2020. Under the revised form of agreement awards will not use a funding trigger and will instead be calculated based on achievement of performance metrics set by the O&C Committee.

Long-Term Incentive Awards Granted in 2019 (Payable in 2022)

The following table provides a summary of the target awards granted to each Named Executive Officer in February 2019.  All awards under the Long Term Incentive Plan are to be made in the form of lump sum cash payments to participants on or before April of the year following the last year of the performance period. For target awards granted in 2019, awards are generally payable on or before April 1, 2022.

2019 Target Long-Term Incentive Award Grants (Payable in 2022) for Named Executive Officers

Name	Target Award ($ Value)
E. Allen Nye, Jr.	2,551,104
Don J. Clevenger	752,192
Deborah L. Dennis	341,376
James A. Greer	873,600
Matthew C. Henry	788,992

Long-Term Incentive Awards Granted in 2017 (Payable in 2020)

In February 2020, the O&C Committee certified the level of attainment of performance goals established for long-term incentive awards granted in 2017 with a performance period that ended on December 31, 2019. Awards granted in 2017 and 2018 use the same metrics as described above for awards granted in 2019 with respect to the calculation of the funding trigger percentage, except that for awards granted in 2017 and 2018, superior net income levels were available. Achievement of a superior net income level resulted in a funding trigger percentage of 150%, with performance between superior and target levels determined on a straight-line interpolation basis. Awards granted in 2017 and 2018 are also subject to a slightly different calculation of final funding percentage. The final funding percentage for long-term incentive awards granted in 2017 was calculated using the funding trigger percentage and weighted operational goal percentage, as set forth in the table below.

Long-Term Incentive Plan Final Funding Percentage Calculation – Grants made in 2017 and 2018
Achieved Funding Trigger Performance	Final Funding Percentage
Actual funding trigger is less than threshold	0%
Actual funding trigger is greater than threshold but less than or equal to target	Lesser of the funding trigger percentage or the weighted operational goal percentage
Actual funding trigger is greater than target	Funding trigger percentage multiplied by the weighted operational goal percentage, up to a payout percentage not exceeding the funding trigger percentage

The performance goals achieved for the 2017-2019 performance goal period were certified by the O&C Committee as follows:

2017 -2019 Performance Period Results (awards granted in 2017, payable in 2020)
Funding Trigger		Threshold	Target	Superior	Actual	Achievement
Net Income ($ millions; 2017-2019 cumulative)		1,328.9	1,563.4	1,797.9	1,644.0	117.2%
2017-2019 Performance Goals
Weighting	Performance Metric	Performance Level			Actual	Achievement(1)
	Safety - measured by Days Away, Restricted or Transferred (DART); cumulative	Threshold	0.69
30%		Target	0.58		0.36	40.0%
		Superior	0.41
	Reliability - measured by non-storm System Average Interruption Duration Index (SAIDI) in minutes; cumulative	Threshold	291.0
30%		Target	273.0		267.1	31.8%
		Superior	224.0
	Operational efficiency − measured by operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) on a cost per customer basis, $; average	Threshold	193.62
30%		Target	180.95		180.07	31.0%
		Superior	168.29
	Operational efficiency − measured by an infrastructure readiness metric based on the capital expenditure per three year average kW peak; %; cumulative	Threshold	97.00, 105.00
10%		Target	98.00, 103.00		103.11%	9.7%
		Superior	99.00 - 101.49
Operational Goal Percentage:						112.5%

__________

(1)	Achievement reflects actual performance after taking into account applicable modifiers.

 For purposes of the year 2019 in the performance period, the O&C Committee excluded from net income all earnings, expenses and transition costs relating to the InfraREIT Acquisition, long-term incentive compensation, performance bonus compensation, executive change of control policy expenses, certain special project professional fees, and non-cash actuarial adjustments.  For purposes of the years 2017 and 2018 in the performance period, the O&C Committee excluded from net income the impact of long-term incentive compensation, performance bonus compensation, expenses related to the EFH Bankruptcy Proceedings and the Sempra Acquisition, executive change of control policy expenses, and non-cash actuarial adjustments. In addition, the O&C Committee excluded from 2017 and 2018 results the effects of writing off a non-regulated deferred tax asset (resulting from the TCJA). The O&C Committee also excluded from operational efficiency for each year in the performance period the regulatory mandated cost of service expenses, energy efficiency expenses, certain third party network transmission fees that are recovered through tariff adjustments, and long-term incentive compensation, and, for the year 2019 in the performance period, the impacts from the InfraREIT Acquisition.  Pursuant to the terms of the 2017 long-term incentive awards, the amount of each award was determined based on the product of the final funding percentage certified by the O&C Committee in February 2020 and the target opportunity dollar amount stated in each individual award. The O&C Committee certified a funding trigger percentage of 117.2%, an operational goal percentage of 112.5%, and a final funding percentage of 117.2%, resulting in long-term incentive awards as set forth below for the Named Executive Officers.

2017 - 2019 Performance Period Long-Term Incentive Awards (Payable in 2020) for Named Executive Officers in Office at December 31, 2019

Name	Actual Award ($ Value)
E. Allen Nye, Jr.	897,096
Don J. Clevenger	798,760
Deborah L. Dennis	348,637
James A. Greer	829,814
Matthew C. Henry(1)	-

__________

(1)	Mr. Henry was not employed by Oncor when these awards were granted.

In accordance with the terms of the plan, these amounts will be paid to the officers prior to April 1, 2020.

For a more detailed description of the Long-Term Incentive Plan, the net income funding trigger, the performance metrics and the actual performance levels achieved for the 2017-2019 performance period, refer to the narrative that follows the Grants of Plan-Based Awards – 2019 table.

Deferred Compensation and Retirement Plans

Our executive compensation package includes the ability to participate in the Salary Deferral Program, Oncor’s thrift plan, the Oncor Retirement Plan and the Supplemental Retirement Plan and for executives hired before January 1, 2002, subsidized retiree health care coverage.  We believe that these programs, which are common among companies in the utility industry, are important to attract and retain qualified executives.

Salary Deferral Program

Oncor executive officers are eligible to participate in a Salary Deferral Program that allows employees to defer a portion of their salary and annual incentive award and to receive a matching award based on their salary deferrals.  Executives can currently defer up to 50% of their base salary and up to 85% of any annual incentive award.  At the executive officer’s option the deferral period can be set for seven years, until retirement or a combination of both.  Oncor generally matches 100% of deferrals up to 8% of base salary deferred under the program.  Oncor does not match deferred annual incentive awards.  Matching contributions vest at the earliest of seven years after the deferral date, retirement, death, disability or termination without cause following a change in control of Oncor (as defined in the Salary Deferral Program). The program encourages employee retention as, generally, participants who terminate their employment with us prior to the seven year vesting period forfeit our matching contribution to the program.

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

 Retirement Plan

All Oncor employees are eligible to participate in the Oncor Retirement Plan, which is qualified under applicable provisions of the Code. The Oncor Retirement Plan contains both a traditional defined benefit component and a cash balance component.  Effective January 1, 2002, the defined benefit plan changed from a traditional final average pay design to a cash balance design.  This change was made to better align the retirement program with competitive practices.  All participants were extended an opportunity to remain in the traditional program component or transition to the cash balance component.  Ms. Dennis and Mr. Greer elected to remain in the traditional program. All employees employed after January 1, 2002 who have completed one year of service with the company are eligible to participate only in the cash balance component.  As a result, Messrs. Nye, Clevenger, and Henry are covered only under the cash balance component.  For a more detailed description of the Oncor Retirement Plan, refer to the narrative that follows the Pension Benefits table and Note 10 to Financial Statements.

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

Retiree Health Care

Employees hired by Oncor (or a predecessor) prior to January 1, 2002 are generally entitled to receive an employer-paid subsidy for retiree health care coverage upon their retirement from Oncor.   As such, Ms. Dennis and Mr. Greer will be entitled to receive a subsidy from Oncor for retiree health care coverage upon their retirement from Oncor.  Messrs. Nye, Clevenger, and Henry were hired after January 1, 2002 and are not eligible for the employer subsidy.

Perquisites and Other Benefits

Perquisites provided to our executive officers are intended to serve as part of a competitive total compensation program and to enhance our executives’ ability to conduct company business.  These benefits include financial planning, a preventive physical health exam, and reimbursements for certain business-related country club and/or luncheon club membership costs. Perquisites do not include personal use of company property or services for which we are reimbursed for the incremental cost to the company of personal use. For a description of the total amount of perquisites for each of our named executive officers, refer to Footnote 4 in the Summary Compensation Table below.

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

Split-Dollar Life Insurance:  Split-dollar life insurance policies were purchased for eligible executives of Oncor. Ms. Dennis was the only Named Executive Officer who participated in the program, and in July 2019, all of her policies matured and were rolled out of the program.  The eligibility provisions of this program were modified in 2003 so that no new participants were added after December 31, 2003.  Individuals who first became eligible to participate in the Split-Dollar Life Insurance Program after October 15, 1996, vested in the insurance policies issued under the Split-Dollar Life Insurance Program over a six-year period.  Oncor pays the premiums for the policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments.  Although the Split-Dollar Life Insurance Program is terminable at any time, it is designed so that if it is continued, Oncor will fully recover all of the insurance premium payments covered by the collateral assignments either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of 15 years of participation or the participant’s attainment of age 65.  In 2007, the Split-Dollar Life Insurance Program was amended to freeze the death benefits at the then current level.

Travel & Security:  We may pay travel and security expenses for executives related to service on certain third party boards of directors. These expenses could include personal security and non-commercial aircraft flights when we deem there to be a heightened security risk and/or to enhance an executive’s ability to conduct Oncor business. The incremental cost to Oncor of non-commercial flights consists of actual invoiced incremental costs for each flight pursuant to Oncor’s contracts with non-commercial aircraft providers minus any amounts reimbursed or reimbursable by the executive or a third party. From time to time an executive’s spouse and/or children may accompany the executive on a business trip. We may pay the incremental costs for the executive's spouse to travel with the executive, if their presence contributes to the business purpose. However, any incremental costs incurred by Oncor with respect to expenses for an executive’s children to accompany the executive must be fully reimbursed by the executive.

Event Tickets:  We may from time to time provide executives with sporting or other event tickets for personal use.

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

Individual Named Executive Officer Compensation

Compensatory Agreements

Named Executive Officer Performance Bonus Agreements

On February 22, 2018, we entered into performance bonus agreements with each of Mr. Nye and Mr. Greer that were effective upon closing of the Sempra Acquisition and provide for a performance bonus opportunity to each executive for each of the 2018 and 2019 fiscal years. As each of Mr. Nye and Mr. Greer received promotions upon closing of the Sempra Acquisition, the O&C Committee determined that the performance bonus opportunities were necessary to bring each of their total direct compensation in line with compensation for each of their expanded roles and responsibilities, based on the 2017 peer group compensation analysis and competitive market study. The long-term incentive nature of the performance bonus agreements also provide significant value in retaining the executives and motivating them to help the company achieve certain performance goals. The performance bonus agreements provide that if the executive remains in the continuous employ of Oncor or an affiliate through the last day of each such fiscal year, the executive will be entitled to a performance bonus equal to an award amount multiplied by a performance bonus funding percentage. The performance bonus funding percentage is calculated based on a comparison of Oncor’s achieved net income for such fiscal year to the net income included in Oncor’s annual financial plan for such fiscal year approved by Oncor’s board of directors, subject to any adjustments approved by the O&C Committee. Under the terms of the performance bonus agreements, the performance bonus funding percentage shall equal 50% if the achieved net income is 80% of such fiscal year’s financial plan net income or 150% if the achieved net income is 120% of such fiscal year’s financial plan net income. The performance bonus funding percentage for achieved net income amounts between 80% and 120% of such fiscal year’s financial plan net income will be determined on a straight line interpolation basis. The O&C Committee will certify the final performance bonus funding percentage for each fiscal year and shall have the discretion to make any adjustments it deems necessary and advisable. Mr. Nye’s performance bonus agreement provides for a target award amount of $1,575,000 for the 2019 fiscal year. Mr. Greer’s performance bonus agreement provides for a target award amount of $135,000 for the 2019 fiscal year. The O&C Committee certified a final performance bonus funding percentage of 118.4% for the 2019 fiscal year, resulting in awards of $1,864,800 to Mr. Nye and $159,840 to Mr. Greer, which will be paid in March 2020.

Retention Agreement

In January 2018, we entered into a retention agreement with Mr. Henry in connection with our offer of employment to him to serve as Oncor’s Senior Vice President, General Counsel and Secretary upon closing of the Sempra Acquisition. We believe the retention agreement, which was approved by the O&C Committee, was necessary to induce him to join the company and offer him a market competitive compensation package (targeting around the 50th percentile of the 2017 competitive market study) that addresses the fact that as a new hire he would not receive long-term incentive award payments under the Long-Term Incentive Plan until 2021 (for the 2018-2020 performance period) and would not be eligible for an Executive Annual Incentive Plan annual incentive until 2019 (for the 2018 plan year). The retention agreement serves to reinforce and encourage Mr. Henry’s dedication to us as a member of the executive management team and to assure that we will retain his services in the key role of overseeing all of Oncor’s legal, regulatory and legislative efforts. The agreement provides for an initial retention bonus in March 2018 and payments in each of March 2019 and 2020 of retention bonuses equal to $758,080 multiplied by the approved Long-Term Incentive Plan scorecard results for each of the 2016-2018 and 2017-2019 performance periods, respectively, contingent upon Mr. Henry’s continued employment and satisfactory performance of his job duties as directed by Oncor. As a result, Mr. Henry received $801,291 in March 2019 as the second retention bonus (reflecting $758,080 multiplied by 105.7%, the approved Long-Term Incentive Plan funding percentage for the 2016-2018 performance period) and will receive $888,470 in March 2020 as the third retention bonus (reflecting $758,080 multiplied by 117.2%, the approved Long-Term Incentive Plan funding percentage for the 2017-2019 performance period). The retention agreement provides that in the event Mr. Henry’s employment is terminated by Oncor prior to March 1, 2020 for cause, or Mr. Henry terminates without good reason, all unpaid retention bonuses shall be immediately forfeited. In the event of a termination of employment by Oncor without cause, or Mr. Henry’s termination for good reason, any unpaid retention bonuses shall immediately vest and be payable on a pro-rata basis calculated in accordance with the Long-Term Incentive Plan.

CEO Compensation

E. Allen Nye, Jr.

The following is a summary of Mr. Nye’s individual compensation for 2019.

Base Salary:  Mr. Nye’s base salary was increased effective November 26, 2019 from $927,000 to $973,000 as a result of the O&C Committee’s annual review of executive compensation discussed above under “-Market Data – October 2019 Survey and Peer Group.”

Annual Incentives:  In 2020, the O&C Committee awarded Mr. Nye $1,355,076 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2019 performance, as well as the O&C Committee’s review of Mr. Nye’s overall leadership of the company in 2019, including his leadership in the successful completion of the InfraREIT Acquisition and integration of NTU into our business.  The award also reflects an individual performance modifier applied by the O&C Committee to bring his total direct compensation closer to the 50th percentile of the competitive market survey group. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements – Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2019 table and related narrative.

Long-Term Incentives:   In 2019, Mr. Nye was granted a Long-Term Incentive Plan target award of $2,551,104 for the performance period of January 1, 2019 through December 31, 2021. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2022. In February 2020, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2017 for the January 1, 2017 – December 31, 2019 performance period. Mr. Nye’s Long-Term Incentive Plan award for the 2017-2019 performance period is $897,096 and will be paid on or before April 1, 2020. See “—Long-Term Incentives” above and the

Grants of Plan-Based Awards-2019 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Performance Bonus Agreement:  In 2020, the O&C Committee awarded Mr. Nye $1,864,800 pursuant to the Performance Bonus Agreement, reflecting the results of Oncor’s 2019 achievement of net income. For more detailed information on the calculation of Performance Bonus Agreement awards, see “—Compensatory Agreements — Named Executive Officer Performance Bonus Agreements” above and related narrative.

Compensation of Other Named Executive Officers

Don J. Clevenger

The following is a summary of Mr. Clevenger’s individual compensation for 2019.

Base Salary:  Mr. Clevenger’s base salary as Senior Vice President and Chief Financial Officer was increased effective November 26, 2019 from $511,000 to $542,000 as a result of the O&C Committee’s annual review of executive compensation discussed above under “-Market Data – October 2019 Survey and Peer Group.”

Annual Incentive:  In 2020, the O&C Committee awarded Mr. Clevenger $505,563 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2019 performance, as well as Mr. Clevenger’s individual performance in 2019. In evaluating Mr. Clevenger’s performance in 2019 the O&C Committee and the CEO considered his extensive involvement in the successful completion of the InfraREIT Acquisition, particularly his leadership on financial and strategy matters relating to the transaction, and his overall management of Oncor’s financial systems, operations and initiatives (including the maintenance of planning, budgeting accounting, and treasury functions and his management of the liquidity of Oncor’s maintenance and construction programs). The award also reflects an individual performance modifier applied by the O&C Committee to bring his total direct compensation closer to the 50th percentile of the competitive market survey group. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2019 table and related narrative.

Long-Term Incentives:   In 2019, Mr. Clevenger was granted a Long-Term Incentive Plan target award of $752,192 for the performance period of January 1, 2019 through December 31, 2021. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2022. In February 2020, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2017 for the January 1, 2017 – December 31, 2019 performance period. Mr. Clevenger’s Long-Term Incentive Plan award for the 2017-2019 performance period is $798,760 and will be paid on or before April 1, 2020. See “— Long-Term Incentives” above and the Grants of Plan-Based Awards-2019 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Deborah L. Dennis

The following is a summary of Ms. Dennis’ individual compensation for 2019. Ms. Dennis is our Senior Vice President, Chief Customer Officer and Chief HR Officer. She assumed the Chief HR Officer title in February 2020. Prior to then she served as our Senior Vice President, Human Resources & Corporate Affairs, and Chief Customer Officer.

Base Salary:  Ms. Dennis’ base salary was increased from $381,000 to $404,000 effective November 26, 2019 as a result of the O&C Committee’s annual review of executive compensation discussed above under “— Market Data — October 2019 Survey and Peer Group.”

Annual Incentive:  In 2020, the O&C Committee awarded Ms. Dennis $248,148 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2019 performance, as well as Ms. Dennis’ individual performance in 2019. The O&C Committee and the CEO evaluated her performance in overseeing employee relations, employee benefit matters, labor matters, corporate and community involvement, and customer related matters, including the successful integration of NTU customer matters into Oncor’s overall customer management sphere. For more detailed information on the calculation of Executive Annual Incentive Awards, see “— Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2019 table and related narrative.

Long-Term Incentives:  In 2019, Ms. Dennis was granted a Long-Term Incentive Plan target award of $341,376 for the performance period of January 1, 2019 through December 31, 2021. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2022. In February 2020, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2017 for the January 1, 2017 – December 31, 2019 performance period. Ms. Dennis’ Long-Term Incentive Plan award for the 2017-2019 performance period is $348,637 and will be paid on or before April 1, 2020. See “-  Long-Term Incentives” above and the Grants of Plan-Based Awards-2019 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

James A. Greer

The following is a summary of Mr. Greer’s individual compensation for 2019.

Base Salary:  Mr. Greer’s base salary as Executive Vice President and Chief Operating Officer was increased from $546,000 to $568,000 effective November 26, 2019 as a result of the O&C Committee’s annual review of executive compensation discussed above under “-Market Data – October 2019 Survey and Peer Group”.

Annual Incentive:  In 2020, the O&C Committee awarded Mr. Greer $426,382 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2019 performance, as well as Mr. Greer’s individual performance in 2019 overseeing the complex operations of Oncor’s entire transmission and distribution system, one of the largest such systems in the country, and the successful integration of NTU’s operations and assets into Oncor’s system. The award also reflects an individual performance modifier applied by the O&C Committee to bring his total direct compensation closer to the 50th percentile of the competitive market survey group. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2019 table and related narrative.

Long-Term Incentives:   In 2019, Mr. Greer was granted a Long-Term Incentive Plan target award of $873,600 for the performance period of January 1, 2019 through December 31, 2021. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2022. In February 2020, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2017 for the January 1, 2017 – December 31, 2019 performance period. Mr. Greer’s Long-Term Incentive Plan award for the 2017-2019 performance period is $829,814 and will be paid on or before April 1, 2020. See “—Long-Term Incentives” above and the Grants of Plan-Based Awards-2019 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Performance Bonus Agreement: In 2020, the O&C Committee awarded Mr. Greer $159,840 pursuant to the Performance Bonus Agreement, reflecting the results of Oncor’s 2019 achievement of net income. For more detailed information on Mr. Greer’s performance bonus agreement, see “— Compensatory Agreements —Named Executive Officer Performance Bonus Agreements” above and related narrative.

Matthew C. Henry

The following is a summary of Mr. Henry’s individual compensation for 2019.

Base Salary:  Mr. Henry’s base salary as Senior Vice President, General Counsel and Secretary was increased from $536,000 to $557,000 effective November 26, 2019 as a result of the O&C Committee’s annual review of executive compensation discussed above under “-Market Data – October 2019 Survey and Peer Group.”

Annual Incentive:  In 2020, the O&C Committee awarded Mr. Henry $418,186 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2019 performance, as well as Mr. Henry’s individual performance in 2019 overseeing all legal, regulatory and governmental affairs matters affecting Oncor, including his leadership on the significant legal and regulatory matters relating to the InfraREIT Acquisition and matters relevant to Oncor in the 2019 Texas legislative session. Mr. Henry’s award reflects an individual performance modifier of 120% awarded by the O&C Committee in recognition of his individual performance. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards –2019 table and related narrative.

Long-Term Incentives:   In 2019, Mr. Henry was granted a Long-Term Incentive Plan target award of $788,992 for the performance period of January 1, 2019 through December 31, 2021. Actual awards will be based on Oncor’s achievement of approved performance goals and are payable on or before April 1, 2022. See “—Long-Term Incentives” above and the Grants of Plan-Based Awards-2019 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Retention Agreement: In 2019, Mr. Henry was paid a retention bonus of $801,291 pursuant to his retention agreement. See “—Compensatory Agreements – Retention Agreement” above for more information regarding Mr. Henry’s retention agreement.

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

George W. Bilicic

Thomas M. Dunning

Steven J. Zucchet

Compensation Committee Interlocks and Insider Participation

Two of our O&C Committee members, Mr. Zucchet and Mr. Bilicic, are not classified as disinterested directors under the standards set forth in the Limited Liability Company Agreement. Mr. Zucchet is employed by OMERS Infrastructure Management Inc., a beneficial owner of Texas Transmission, and serves as an officer and director of Texas Transmission’s parent company.  Mr. Zucchet was appointed to the board of directors by Texas Transmission. Mr. Bilicic is the President and Chief Legal Officer of Sempra and was appointed to the board of directors by Sempra (through Oncor Holdings). Mr. Bilicic was appointed to our board of directors and the O&C Committee in August 2019, replacing Tania Ortiz, the Chief Executive Officer of IEnova, an entity indirectly majority owned by Sempra. Ms. Ortiz was appointed to our board of directors by Sempra (through Oncor Holdings) in July 2018 and served on our board of directors and the O&C Committee until August 2019.

No member of the O&C Committee is or has ever been one of our officers or employees.  Mr. Nye, our CEO, was elected to the board of directors of IEnova in January 2019. No other interlocking relationship exists between our executive officers and the board of directors or compensation committee of any other company.

Summary Compensation Table

The following table provides information regarding the aggregate compensation paid to our Named Executive Officers for the fiscal years ended December 31, 2019, 2018 and 2017 in which they served as a Named Executive Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
E. Allen Nye, Jr. (5)
Chief Executive	2019	930,833	1,864,800	2,252,172	149,256	166,688	5,363,749
	2018	791,000	1,880,480	1,588,310	10,062	104,677	4,374,529
	2017	521,333	-	985,039	62,930	94,200	1,663,502
Don J. Clevenger (6)
Senior Vice President & Chief Financial Officer	2019	513,583	-	1,304,323	127,471	77,522	2,022,899
	2018	489,750	-	1,039,929	13,044	76,745	1,619,468
	2017	464,167	-	876,673	45,846	93,565	1,480,251
Deborah L. Dennis (7)
Senior Vice President, Chief Customer Officer and Chief HR Officer	2019	382,917	-	596,785	849,733	71,122	1,900,557
	2018	362,250	-	561,359	1,574	80,814	1,005,997

James A. Greer (8)
Executive Vice President & Chief Operating Officer	2019	547,833	159,840	1,256,196	1,741,181	70,902	3,775,952
	2018	520,500	192,720	1,089,045	27,320	78,611	1,908,196
	2017	482,167	-	910,701	885,118	98,507	2,376,493
Matthew C. Henry (9)
Senior Vice President, General Counsel & Secretary	2019	537,750	801,291	418,186	21,840	71,738	1,850,805
	2018	400,875	1,051,843	279,942	-	49,817	1,782,477

______________

(1)

Amounts reported as “Bonus” for Messrs. Nye and Greer for 2018 and 2019 represent amounts paid pursuant to their performance bonus agreements. For more information on the performance bonus agreements, see “– Compensation Discussion and Analysis – Individual Named Executive Officer Compensation – Compensatory Agreements – Named Executive Officer Performance Bonus Agreements.” Amounts reported as “Bonus” for Mr. Henry for 2018 and 2019 represent the amount paid pursuant to his retention agreement. For more information on his retention agreement, see “– Compensation Discussion and Analysis – Individual Named Executive Officer Compensation – Compensatory Agreements – Retention Agreement.”

(2)

Amounts reported as “Non-Equity Incentive Plan Compensation” were earned by the executive in the respective year and represent amounts related to awards for such years pursuant to the Executive Annual Incentive Plan and the Long-Term Incentive Plan.  Awards under the Executive Annual Incentive Plan for any given year are paid in March of the following year. Awards under the Long-Term Incentive Plan are paid on or before April 1 following a 36-month performance period. Long-Term Incentive Plan amount in this column for 2019 represents awards to be paid in 2020 that were earned by the executive for the 2017-2019 performance period.

(3)

Amounts reported under this column reflect the aggregate change in actuarial value at December 31 of the specified year as compared to December 31 of the previous year of each executive’s accumulated benefits under the Oncor Retirement Plan and the Supplemental Retirement Plan.  With respect to the Oncor Retirement Plan, Ms. Dennis and Mr. Greer are covered under the traditional defined benefit component and Messrs. Nye, Clevenger, and Henry are covered under the cash balance component.  Mr. Henry became eligible for the cash balance program in 2019 after completing the required one-year of service. There are no above-market or preferential earnings for nonqualified deferred compensation.  For a more detailed description of these plans and the calculation of actuarial value, see “– Compensation Discussion and Analysis – Compensation Elements – Deferred Compensation and Retirement Plans” and the narrative that follows the Pension Benefits table below.

(4)	Amounts reported as “All Other Compensation” for 2019 are attributable to the executive’s receipt of compensation as described in the table below.

(5)	Mr. Nye became Chief Executive on March 9, 2018, upon the closing of the Sempra Acquisition. Until that date he served as our Senior Vice President, General Counsel and Secretary.
(6)

Mr. Clevenger became Senior Vice President and Chief Financial Officer on March 9, 2018, upon the closing of the Sempra Acquisition. Until that date he served as our Senior Vice President, Strategic Planning.

(7)

Ms. Dennis became Chief Customer Officer on March 9, 2018, upon the closing of the Sempra Acquisition, a role she assumed in addition to her then role as Senior Vice President, Human Resources & Corporate Affairs. In 2019, she served as Senior Vice President, Human Resources & Corporate Affairs, and in February 2020, Ms. Dennis became Senior Vice President, Chief Customer Officer and Chief HR Officer.

(8)

Mr. Greer was promoted from Senior Vice President and Chief Operating Officer to Executive Vice President and Chief Operating Officer effective March 9, 2018, upon the closing of the Sempra Acquisition.

(9)	Mr. Henry joined Oncor as Senior Vice President, General Counsel and Secretary on March 16, 2018.

2019 All Other Compensation Components for Named Executive Officers

Name	Thrift Plan Company Match ($)	Salary Deferral Program Company Match ($)(1)	Perquisites ($)(2)	Split-Dollar Life Insurance Program Payments ($)(3)	Total ($)
E. Allen Nye, Jr.	16,609	74,467	75,612	-	166,688
Don J. Clevenger	16,800	41,087	19,635	-	77,522
Deborah L. Dennis	12,600	30,633	25,498	2,391	71,122
James A. Greer	12,600	43,827	14,475	-	70,902
Matthew C. Henry	16,800	43,020	11,918	-	71,738

______________

(1)

Amounts represent company matching amounts under the Salary Deferral Program. Refer to the narrative that follows the Nonqualified Deferred Compensation table below for a more detailed description of the Salary Deferral Program.

(2)

Amounts reported under this column represent the aggregate amount of perquisites received by each Named Executive Officer.  Those perquisites consist of (i) executive physicals and related health tests for each of Messrs. Nye, Clevenger and Greer and Ms. Dennis, (ii) financial planning services for Messrs. Nye and Greer and Ms. Dennis, (iii) country club/luncheon club dues for Messrs. Nye, Clevenger, and Henry and Ms. Dennis, (iv) travel and security expenses for Mr. Nye related to his attendance at board meetings of IEnova (an entity indirectly majority owned by Sempra), including $40,710 in invoiced incremental costs to Oncor for non-commercial flights minus reimbursed amounts, (v) spouse travel expenses for Ms. Dennis, with respect to her spouse accompanying her on a business trip, and (vi) sporting event tickets provided to Messrs. Nye, Clevenger and Henry for personal use.  Amounts reported represent the incremental cost to Oncor for the perquisites provided after taking account any reimbursed or reimbursable amounts.  For a discussion of the perquisites received by our executive officers, see “– Compensation Discussion and Analysis – Compensation Elements – Perquisites and Other Benefits.”

(3)

Amounts represent premium and tax gross-up payments pursuant to the Split-Dollar Life Insurance Program. Ms. Dennis was the only Named Executive Officer eligible to participate in the program because the program was frozen to new participants prior to the qualification for participation by the other Named Executive Officers. Amounts in this column for Ms. Dennis represent the aggregate amount of payments pursuant to the program including interest of $1,809 relative to cumulative premium payments which had been made on her behalf, and Oncor provided tax gross-up payments of $582 to offset the effect of taxes on such payments. In 2019, all of the policies for Ms. Dennis were surrendered to her upon maturity and the Company was reimbursed $197,206 for the full amount of premium payments made. For a discussion of the Split-Dollar Life Insurance Program, please see “– Compensation Discussion and Analysis – Compensation Elements – Perquisites and Other Benefits.”

Grants of Plan-Based Awards – 2019

The following table sets forth information regarding grants of plan-based awards to Named Executive Officers under our Executive Annual Incentive Plan and Long-Term Incentive Plan during the fiscal year ended December 31, 2019.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum/Superior
Name	($)	($)	($)
E. Allen Nye, Jr.
Executive Annual Incentive Plan (1)	442,145	884,290	1,326,435
Long-Term Incentive Plan (2)	1,275,552	2,551,104	3,826,656
Don J. Clevenger
Executive Annual Incentive Plan (1)	166,914	333,829	500,743
Long-Term Incentive Plan (2)	376,096	752,192	1,128,288
Deborah L. Dennis
Executive Annual Incentive Plan (1)	124,448	248,895	373,343
Long-Term Incentive Plan (2)	170,688	341,376	512,064
James A. Greer
Executive Annual Incentive Plan (1)	178,046	356,091	534,137
Long-Term Incentive Plan (2)	436,800	873,600	1,310,400
Matthew C. Henry
Executive Annual Incentive Plan (1)	174,769	349,537	524,306
Long-Term Incentive Plan (2)	394,496	788,992	1,183,488

________________

(1)

The amounts reported reflect the threshold, target and maximum/superior amounts available under the Executive Annual Incentive Plan.  Threshold, target and maximum/superior amounts were determined by the O&C Committee in February 2019 and final award payout amounts were determined by the O&C Committee in February 2020.  The actual awards for the 2019 plan year will be paid in March 2020 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

(2)

The amounts reported reflect the threshold, target and maximum/superior amounts available for award grants made in 2019 under the Long-Term Incentive Plan. Target amounts for each Named Executive Officer were determined by the O&C Committee in February 2019 and any final awards will be payable on or before April 1, 2022 based on achievement of performance goals for the 2019-2021 performance period, as discussed in more detail below under “— Long-Term Incentive Plan.” Actual awards for the performance period ending on December 31, 2019 will be paid on or before April 1, 2020 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

Executive Annual Incentive Plan 2019 Awards

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

Funding for awards payable in 2019 was determined based on a funding trigger based on Oncor’s EBITDA and additional operational metrics that the O&C Committee elected to apply in determining the aggregate amount of awards.  Based on the level of attainment of these EBITDA and operational metrics targets, the O&C Committee determined an aggregate final funding percentage.  This final funding percentage was multiplied by target awards, which amount was then multiplied by individual performance modifiers to provide the final Executive Annual Incentive Plan award. Each step in the calculation process for 2019 awards is described in more detail below.

Step 1: EBITDA Achievement

Incentives were only payable under the Executive Annual Incentive Plan for 2019 in the event the threshold EBITDA funding trigger was achieved.  The level of EBITDA achieved was used to calculate a funding trigger percentage as illustrated in the table below.

Funding Trigger Achieved	Funding Trigger Percentage
Actual EBITDA is less than threshold	0%
Actual EBITDA equals threshold	50%
Actual EBITDA is greater than threshold but less than target	Percentage between 50% - 100% equal to the percentage of the target EBITDA achieved
Actual EBITDA equals or is greater than target	100%

For 2019, the EBITDA funding triggers (threshold and target), actual results and funding trigger percentage under the Executive Annual Incentive Plan were as follows:

Name	Threshold ($ millions)	Target ($ millions)	Actual Results ($ millions)	Funding Trigger Percentage
EBITDA	1,557.1	1,730.1	1,774.4	100%

Step 2: Operational Achievement

For 2019 awards, if the threshold EBITDA funding trigger is achieved, then once the EBITDA funding percentage is determined, the operational or other metrics set by the O&C Committee are then applied to determine an operational funding percentage.  For 2019, the O&C Committee only used operational metrics, which are set forth in the table below.

Additional Metrics	Description
Safety	Number of employee injuries using a Days Away, Restricted or Transfer (DART) system with a modifier for fatalities resulting from a safety violation

Reliability	Non-storm System Average Interruption Duration Index (SAIDI), which measures the average number of minutes electric service is interrupted per customer in a year on a weather normalized basis.

Operational Efficiency	Based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis

Infrastructure Readiness	Measured by a metric based on capital expenditure per three year average kW peak; expressed as a cumulative percentage

For further information on the operational metrics, see “Compensation Discussion and Analysis—Compensation Elements—Executive Annual Incentive Plan.”

The O&C Committee determined the weighting of each of those metrics within the final operational funding percentage.  As with the EBITDA funding trigger, each operational metric must meet a threshold level in order to provide any funding for that metric.  Meeting the threshold amount results in 50% of the available funding for that specific metric.  The O&C Committee also set target and superior levels for each operational metric, and achievement of those levels results in funding for a specific metric of 100% and 150%, respectively.  Once threshold has been achieved, actual results in between each level result in a funding percentage based on the percentage of the target achieved, determined on a straight line interpolation basis (up to 150%, for achievement of the superior performance level).  For 2019, the weighting, actual results and operational funding percentages for the operational metrics under the Executive Annual Incentive Plan were as follows:

Goal	Weighting	Threshold(1)	Target(2)	Superior(3)	Actual Results	Operational Funding Percentage (4)
Safety (measured in number of injuries per 200,000 hours)
DART	30%	0.59	0.47	0.32	0.38	24.0%
Reliability (measured in minutes)
Non-storm SAIDI	30%	94.0	88.0	76.0	84.1	34.9%
Operational Efficiency - O&M Cost Per Customer (measured in $ per customer)
O&M	30%	197.33	184.42	171.51	184.42	30.0%
Infrastructure Readiness
Capital expenditures per three year average kW peak	10%	97.00%, 105.00%	98.00%, 103.00%	99.00%, 101.49%	102.7%	10.8%
		Total Operational Funding Percentage				99.7%

__________

(1)

Achievement of the threshold operational metric level results in funding of 50% of the available funding percentage for that specific operational metric. Failure to achieve the threshold results in no funding for that specific operational metric.

(2)	Achievement of the target operational metric level results in funding of 100% of the available funding percentage for that specific operational metric.
(3)	Achievement above the superior operational metric level results in funding of up to 150% of the available funding percentage for that specific operational metric.
(4)	Operational Funding Percentage is calculated using actual results and taking into account any applicable modifiers.

For 2019, achievement of operational metrics resulted in an operational funding percentage of 99.7%. The operational funding percentage can decrease the final funding percentage, as described in more detail below.

Step 3: Determining Final Funding Percentage

For 2019 awards, after a funding trigger percentage and operational funding percentage are determined, a final funding percentage is calculated in accordance with the following table. The final funding percentage will be equal to (i) the weighted operational funding percentage if EBITDA is above target level or (ii) the lesser of the funding trigger percentage or the weighted operational funding percentage if EBITDA is at the target level or between the threshold and target levels.  Failure to achieve threshold EBITDA will result in no funding of awards for that plan year.

Achieved Funding Trigger Performance	Final Funding Percentage
Actual EBITDA is less than threshold	0%
Actual EBITDA is greater than threshold but less than or equal to target	Lesser of the funding trigger percentage or the operational funding percentage
Actual EBITDA is greater than target	Equals the operational funding percentage (up to 150%)

For 2019, since actual EBITDA was greater than target the final funding percentage was the equal to the operational funding percentage, resulting in a final funding percentage of 99.7%.

Step 4: Final Award Determination

To calculate an executive officer’s award amount, the final funding percentage is first multiplied by the executive officer’s target award, which is computed as a percentage of actual base salary.  Based on the executive officer’s performance, an individual performance modifier is then applied to the calculated award to determine the final incentive payment.  An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) and may adjust an award upward or downward. The individual performance modifier is determined on a subjective basis.  Factors used in determining individual performance modifiers may include operational measures (including the safety, reliability, operational efficiency metrics and infrastructure readiness discussed above), company objectives, individual management and other goals, specific job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior. The CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) do not assign these factors individual weights, but consider them together. Each executive officer’s individual performance modifier is set by the O&C Committee within a range determined in its discretion. In October 2019, in recognition of his oversight of all legal, regulatory and legislative matters throughout the year, including the legal and regulatory complexities involved in the InfraREIT Acquisition and matters relevant to Oncor in the 2019 Texas legislative session, the O&C Committee approved an individual performance modifier for the 2019 plan year of 120% for Mr. Henry. In February 2020, the O&C Committee approved individual modifiers for Messrs. Nye, Clevenger and Greer of 153.7%, 151.9%, and 120.1%, respectively, to bring those executives’ total direct compensation closer to the 50th percentile of the competitive market survey group.

Plan Revisions Applicable for Plan Years Beginning in 2020

In February 2020, the Executive Annual Incentive Plan was amended and restated to revise the calculation for awards beginning with the 2020 plan year. Pursuant to these revisions, there will be no funding trigger and awards will be calculated based on achievement of operational metrics established by the O&C Committee for each plan year.

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

2019 Grants of Long-Term Incentive Awards

The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2019 would consist of both a financial trigger and operational metrics, as set forth below.

2019 - 2021 Performance Period (awards granted in 2019, payable in 2022)
Funding Trigger		Threshold	Target
Net Income ($ millions; 2019-2021 cumulative)(1)		85%	100%
Performance Goals
Weighting	Performance Metric	Performance Goal
30%	Safety – measured by Days Away, Restricted or Transferred (DART); cumulative	Threshold	0.56
		Target	0.45
		Superior	0.29
30%	Reliability - measured by non-storm System Average Interruption Duration Index (SAIDI) in minutes; cumulative	Threshold	272
		Target	253
		Superior	225
30%	Operational efficiency - measured by operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) on a cost per customer basis; $; average(2)	Threshold	107%
		Target	100%
		Superior	93%
10%	Operational efficiency - measured by an infrastructure readiness metric based on the capital expenditure per three year average kW peak; expressed as a cumulative percentage	Threshold	97.0%, 105.0%
		Target	98.0%, 103.0%
		Superior	99.0% - 101.49%

______________

(1)

The awards note that no later than 90 days after the start of each year within the performance period, the board of directors of Oncor will approve the annual financial plan for the year. Threshold and target levels for net income are reflected as percentages of the cumulative net income set forth in the financial plans for the 2019-2021 performance period.

(2)

The awards note that no later than 90 days after the start of each year within the performance period, the board of directors of Oncor will approve the annual financial plan for the year. Threshold, target and superior levels for operational efficiency are reflected as percentages of the average O&M and SG&A (on a cost per customer basis) set forth in the financial plans for the 2019-2021 performance period.

For awards granted in 2017, 2018, and 2019, the net income funding trigger and operational efficiency performance goals measured by O&M and SG&A on a cost per customer basis were noted as percentages of the cumulative amounts set forth in the financial plans approved by our board of directors for each year in the 2017-2019, 2018-2020 and 2019-2020 performance periods. In October 2016 our board of directors approved the financial plan for 2017. Based on the approved financial plan, the O&C Committee in March 2017 declared that for purposes of calculating the cumulative performance goals for the 2017-2019 performance period, the 2017 net income funding trigger threshold, target and superior levels would be $390.3 million, $459.2 million and $528.1 million, respectively, and the 2017 operational efficiency metric (measured by O&M and SG&A on a cost per customer basis) threshold, target and superior levels would be $187.82, $175.53 and $163.25. For purposes of calculating the cumulative performance goals for the 2017-2019 and 2018-2020 performance periods, in February 2018, based on the 2018 financial plan approved by our board of directors in February 2018, the O&C Committee certified that the 2018 net income funding trigger threshold, target and superior levels would be at $445.6 million, $524.2 million and $602.8 million, respectively, and the 2018 operational efficiency metric (measured by O&M and SG&A on a cost per customer basis) threshold, target and superior levels would be at $195.72, $182.91 and $170.11. For purposes of calculating the cumulative performance goals for the 2017-2019, 2018-2020 and 2019-2021 performance periods, in February 2019, based on the 2019 financial plan approved by our board of directors in February 2019, the O&C Committee certified the 2019 net income funding trigger target level at $580 million (with the threshold level and, for awards granted in 2017 and 2018, the superior level of the net income funding trigger equal to 85% and 115% of the relevant target amount, respectively), and the 2019 operational efficiency metric (measured by O&M and

SG&A on a cost per customer basis) target level at $184.42 (with the threshold level and the superior level of such operational efficiency metric equal to 107% and 93% of the relevant target amount, respectively). For purposes of calculating the cumulative performance goals for the 2018-2020 and 2019-2021 performance periods, in February 2020, based on the 2020 financial plan approved by our board of directors in October 2019, the O&C Committee certified the 2020 net income funding trigger target level at $741.5 million (with the threshold level and, for awards granted in 2018, the superior level of the net income funding trigger equal to 85% and 115% of the relevant target amount, respectively), and the 2020 operational efficiency metric (measured by O&M and SG&A on a cost per customer basis) target level at $195.31 (with the threshold level and the superior level of such operational efficiency metric equal to 107% and 93% of the relevant target amount, respectively).

The funding of each Long-Term Incentive Plan award granted in 2017-2019 was contingent first upon Oncor achieving a cumulative threshold net income level for the three-year period. If Oncor fails to achieve the stated net income level for the performance period, no award is payable. For Long-Term Incentive Plan awards granted in 2019, the funding trigger percentage for a performance period equals 50% if the threshold level is met and 100% if target level is met or exceeded. The applicable percentage for performance between threshold and target performance levels is determined on a straight line interpolation basis.

Once a funding trigger percentage is determined, an operational goal percentage is determined based on Oncor’s satisfaction of four operational metrics. The operational goals used for the Long-Term Incentive Plan awards mirror the operational metrics used for awards under the Executive Annual Incentive Plan.  The table below sets forth the operational goals that the O&C Committee applied for 2019 grants.

Additional Metrics	Description
Safety	Number of employee injuries using a Days Away, Restricted or Transfer (DART) system with a modifier for fatalities resulting from a safety violation

Reliability	Non-storm System Average Interruption Duration Index (SAIDI), which measures the average number of minutes electric service is interrupted per customer in a year on a weather normalized basis.

Operational Efficiency	Based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis

Infrastructure Readiness	Measured by a metric based on capital expenditure per three year average kW peak; expressed as a cumulative percentage

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

The final funding percentage for long-term incentive awards granted in 2019 is the product of the funding trigger percentage multiplied by the weighted operational goal percentage. If net income is below the funding trigger threshold, the funding trigger percentage equals zero and no Long-Term Incentive Plan award will be payable.

The amount of each Long-Term Incentive Plan award is then determined based on the product of the final funding percentage, multiplied by the target opportunity dollar amount stated in each individual award.

Certification of Attainment of 2017 Performance Goals

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

In February 2020, the O&C Committee certified the level of attainment of performance goals established for long-term incentive awards granted in 2017 with a performance period that ended on December 31, 2019. The performance goals achieved for the 2017-2019 performance goal period were certified by the O&C Committee as follows:

2017 -2019 Performance Period Results (awards granted in 2017, payable in 2020)
Funding Trigger		Threshold	Target	Superior	Actual	Achievement
Net Income ($ millions; 2017-2019 cumulative)		1,328.9	1,563.4	1,797.9	1,644.0	117.2%
2017-2019 Performance Goals
Weighting	Performance Metric	Performance Level			Actual	Achievement(1)
30%	Safety - measured by Days Away, Restricted or Transferred (DART); cumulative	Threshold	0.69
		Target	0.58		0.36	40.0%
		Superior	0.41
30%	Reliability - measured by non-storm System Average Interruption Duration Index (SAIDI) in minutes; cumulative	Threshold	291.0
		Target	273.0		267.1	31.8%
		Superior	224.0
30%	Operational efficiency − measured by operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) on a cost per customer basis, $; average	Threshold	193.62
		Target	180.95		180.07	31.0%
		Superior	168.29
10%	Operational efficiency − measured by an infrastructure readiness metric based on the capital expenditure per three year average kW peak; %; cumulative	Threshold	97.00, 105.00
		Target	98.00, 103.00		103.11%	9.7%
		Superior	99.00 – 101.49
			Operational Goal Percentage:			112.5%

______________

(1)	Achievement reflects actual performance after taking into account applicable modifiers.

Long-term incentive awards granted prior to 2019 were subject to a different calculation of final funding percentage than awards granted in 2019. For a description of how the final funding percentage for awards granted in 2017 and payable in 2020 was calculated, see “Compensation Discussion & Analysis – Compensation Elements – Long-Term Incentives.”

Award Agreement Revisions Applicable for Performance Periods Beginning in 2020

In February 2020, the O&C Committee revised the form of award agreement under the Long-Term Incentive Plan for awards involving performance periods beginning on or after January 1, 2020. Under the revised form of agreement, awards will not use a funding trigger and will instead be calculated based on achievement of performance metrics set by the O&C Committee.

Other Terms of the Long-Term Incentive Plan

The Long-Term Incentive Plan encourages retention of executive officers and key employees by stipulating performance periods of generally 36 months. Participants must be continuously employed by us through the last day of the performance period in order to receive a long-term incentive award for that performance period. If a participant is employed by us on the last day of the performance period but his/her employment terminates for any reason other than by us for cause prior to the payment of the award for that performance period, the participant will be entitled to receive payment of the award. In the event a participant is terminated by us for cause, the participant will forfeit any unpaid Long-Term Incentive Plan award.  For purposes of the Long-Term Incentive Plan, “cause” has the same meaning as defined in any employment agreement or change-in-control agreement of such participant in effect at the time of termination of employment.  If there is no such employment or change-in-control agreement, “cause” means (i) the indictment on or pleading guilty or nolo contendere to, a felony or misdemeanor involving moral turpitude of such participant, or upon the participant, in the carrying out his or her duties to the company, (ii) engaging in conduct that causes a breach of his/her fiduciary duties to us, our subsidiaries or our investors, (iii) committing an act of gross negligence, or (iv) committing gross misconduct resulting in material economic harm to us. If a participant’s employment is terminated for reasons other than death, disability, retirement or following a change in control prior to the last day of the performance period, all of such participant’s outstanding and unpaid Long-Term Incentive Plan awards will be cancelled. Upon a termination due to death, disability or retirement, for each outstanding Long-Term Incentive Plan unpaid award, the participant (or his/her beneficiary in the case of death) will be entitled to receive, on the same date as awards are paid for that period to other participants, an award equal to the product of (i) a fraction, the numerator of which is the number of days in the performance period up to and including the date of the separation of service and the denominator of which is the number of days in the entire performance period, and (ii) the Long-Term Incentive Plan award for such performance period based on actual performance of Oncor during the performance period.  In the event of a termination within two years following a change in control, a participant shall be entitled to receive, within 60 days following the separation from service, an award equal to the product of (i) a fraction, the numerator of which is the number of days in the performance period up to and including the date of the separation of service and the denominator of which is the number of days in the entire performance period, and (ii) the Long-Term Incentive Plan award for such performance period based on target performance.

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

Pension Benefits

The following table sets forth information regarding Oncor’s participation in the retirement plans that provide for benefits, in connection with, or following, the retirement of Named Executive Officers for the fiscal year ended December 31, 2019:

Name	Plan Name	Number of Years Accredited Service (#)(1)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
E. Allen Nye, Jr.	Oncor Retirement Plan	8.0000	128,844	-
	Supplemental Retirement Plan	8.0000	306,587	-
Don J. Clevenger	Oncor Retirement Plan	14.6667	248,321	-
	Supplemental Retirement Plan	14.6667	240,711	-
Deborah L. Dennis	Oncor Retirement Plan	40.0833	3,301,049	-
	Supplemental Retirement Plan	40.0833	1,554,574	-
James A. Greer	Oncor Retirement Plan	34.5000	2,721,185	-
	Supplemental Retirement Plan	34.5000	3,791,432	-
Matthew C. Henry(2)	Oncor Retirement Plan	0.7500	16,017	-
	Supplemental Retirement Plan	0.7500	5,823	-

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

(2)	Mr. Henry became eligible to participate in the plans in 2019 upon completion of the required one-year of service.

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

Annual retirement benefits under the traditional defined benefit component, which applied during 2019 to Ms. Dennis and Mr. Greer, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant’s average annual earnings (base salary) during his/her three years of highest earnings.  Under the cash balance component, which covers Messrs. Nye, Clevenger, and Henry, a hypothetical account is established for participants and credited with monthly contribution credits equal to a percentage of the participant’s compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant’s combined age and years of accredited service), plus interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year.  Benefits paid under the traditional defined benefit component of the Oncor Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code.

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

The table set forth above illustrates the present value on December 31, 2019 of each Named Executive Officer’s Retirement Plan benefit and benefits payable under the Supplemental Retirement Plan, based on his or her years of service and remuneration through December 31, 2019.  Benefits accrued under the Supplemental Retirement Plan after December 31, 2004 are subject to Section 409A of the Code.  Accordingly, certain provisions of the Supplemental Retirement Plan have been modified in order to comply with the requirements of Section 409A and related guidance.

The present value of accumulated benefits for the traditional benefit component of the Oncor Retirement Plan and the Oncor Supplemental Retirement Plan was calculated based on the executive’s annuity payable at the earliest age that unreduced benefits are available under the Plans (generally age 62). Unmarried executives are assumed to elect a single life annuity. For married executives, it is assumed that 60% will elect a 100% joint and survivor annuity and 40% will elect a single life annuity. Post-retirement mortality was based on the Pri-2012 amount-weighted mortality table published by the Society of Actuaries projected generationally from 2012 with scale MP-2019. A discount rate of 3.12% was applied and no pre-retirement mortality or turnover was reflected.

The present value of accumulated benefits for the cash balance component of the Oncor Retirement Plan and the Oncor Supplemental Retirement Plan was calculated as the value of the executive’s cash balance account projected to age 65 at an assumed growth rate of 3.50% and then discounted back to December 31, 2019, at 3.12%. No mortality or turnover assumptions were applied.

Early retirement benefits under the Oncor Retirement Plan are available to our employees covered in the traditional defined benefit component upon their attainment of age 55 and achievement of 15 years of accredited service.  Early retirement results in a retirement benefit payment reduction of 4% for each full year (and 0.333% for each additional full calendar month) between the date the participant retires and the date the participant would reach age 62.  Participants in the cash balance component of the Oncor Retirement Plan can receive their benefit upon retirement or upon severance of service with the Company. Benefits under the Supplemental Retirement Plan are tied to a participant’s coverage under the Oncor Retirement Plan. For participants in the cash balance program of the Oncor Retirement Plan, Supplemental Retirement Plan benefits are payable upon the later of achievement of 10 years of accredited service or the date the participant would have accumulated 10 years of accredited service but for the participant’s separation from service. For participants in the traditional defined benefit component of the Oncor Retirement Plan, Supplemental Retirement Plan benefits are payable in an annuity on the later of (i) the first day of the second month after a participant’s separation from service or (ii) the earliest date the participant would be eligible to commence benefits under the Oncor Retirement Plan.  For either traditional defined benefit component or cash balance component participants, Supplemental Retirement Plan benefits are payable upon a separation of service if the total benefit amount is less than the limit set under Section 402(g)(1)(B) of the Code ($19,000 in 2019). Benefits under the Supplemental Retirement Plan are only available to our executive officers and certain other key employees.

Nonqualified Deferred Compensation – 2019

The following table sets forth information regarding the deferral of components of our Named Executive Officers’ compensation on a basis that is not tax-qualified for the fiscal year ended December 31, 2019:

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings (Loss) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(3)
E. Allen Nye, Jr.
Salary Deferral Program	74,467	74,467	155,994	(111,691)	863,796
Don J. Clevenger
Salary Deferral Program	41,087	41,087	146,338	(105,017)	717,006
Deborah L. Dennis
Salary Deferral Program	30,633	30,633	190,658	-	1,046,508
James A. Greer
Salary Deferral Program	43,827	43,827	173,828	(90,476)	815,692
Matthew C. Henry
Salary Deferral Program	43,020	43,020	14,346	-	152,577

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

(3)

$279,434, $240,208, $348,185, $271,734, and $26,096 represent company match accounts prior to 2019 for Mr. Nye, Clevenger, Ms. Dennis, Mr. Greer, and Mr. Henry, respectively, and as a result to the extent any were Named Executive Officers in previous years were included as compensation in the Summary Compensation Table in previous years for the year earned, as applicable.

Salary Deferral Program

Under the Salary Deferral Program, each employee of Oncor, who is in a designated job level and whose annual salary is equal to or greater than an amount established under the Salary Deferral Program ($129,640 for the program year beginning January 1, 2019) may elect to defer up to 50% of annual base salary, and/or up to 85% of any bonus or incentive award.  This deferral (including any vested matching contributions, as described below) may be made for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof, at the election of the employee.  Oncor makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of base salary deferred under the Salary Deferral Program. Oncor does not match deferred annual incentive awards.  Matching contributions vest at the earliest of seven years after the deferral date, retirement, death, disability or termination without cause following a change in control of Oncor (as defined in the Salary Deferral Program).  Deferrals are credited with earnings or losses based on the performance of investment alternatives under the Salary Deferral Program selected by each participant.

Additionally, Oncor, at the direction of the O&C Committee, can make additional discretionary contributions into a Salary Deferral Program participant’s account.  Discretionary contributions made into a Salary Deferral Program participant’s account by Oncor vest as determined by the O&C Committee.

At the end of the applicable account maturity period (seven years or retirement, as elected by the participant or, in the case of company discretionary contributions, as determined by the O&C Committee) the trustee for the Salary Deferral Program distributes the deferrals and the applicable earnings in cash as a lump sum or in annual installments at the participant’s election made at the time of deferral.  Oncor is financing the retirement option of the Salary Deferral Program through the purchase of corporate-owned life insurance on lives of some participants.  The proceeds from such insurance are expected to allow us to fully recover the cost of the retirement option.

Potential Payments upon Termination or Change in Control

The tables and narrative below provide information for payments to Oncor’s Named Executive Officers (or, as applicable, enhancements to payments or benefits) in the event of termination including retirement, voluntary, for cause, death, disability, without cause or change in control of Oncor.  The amounts shown below for current executive officers assume that such a termination of employment and/or change in control occurred on December 31, 2019.

In 2019, all of our executive officers were eligible to receive benefits under the terms of the Change in Control Policy and the Severance Plan, as more fully described following the tables below.  In addition to the provisions of those plans, the Salary Deferral Program provides that all company-matching awards will become automatically vested in the event of a termination without cause following a change in control, death, disability or retirement.  The amounts listed in the tables below regarding the Salary Deferral Program only represent the immediate vesting of company matching contributions resulting from death, disability, retirement or a termination without cause following the occurrence of a change in control.  Contributions made to such plan by each Named Executive Officer are disclosed in the Nonqualified Deferred Compensation table above.  For a more detailed discussion of the Salary Deferral Program, see the Nonqualified Deferred Compensation table above and the narrative following the Nonqualified Deferred Compensation table.

Retirement benefits under the Oncor Retirement Plan and Supplemental Retirement Plan are available to participants upon their attainment of age 65. Early retirement benefits under the Oncor Retirement Plan are available to our employees covered in the traditional defined benefit component upon their attainment of age 55 and achievement of 15 years of accredited service.  Early retirement results in a retirement benefit payment reduction of 4% for each full year (and 0.333% for each additional full calendar month) between the date the participant retires and the date the participant would reach age 62.  Participants in the cash balance component of the Oncor Retirement Plan can receive their benefit upon retirement or upon severance of service with the Company. Benefits under the Supplemental Retirement Plan are tied to a participant’s coverage under the Oncor Retirement Plan. For participants in the cash balance program of the Oncor Retirement Plan, Supplemental Retirement Plan benefits are payable upon the later of achievement of 10 years of accredited service or the date the participant would have accumulated 10 years of accredited service but for the participant’s separation from service. For participants in the traditional defined benefit component of the Oncor Retirement Plan, Supplemental Retirement Plan benefits are payable in an annuity on the later of (i) the first day of the second month after a participant’s separation from service or (ii) the earliest date the participant would be eligible to commence benefits under the Oncor Retirement Plan.  For either traditional defined benefit component or cash balance component participants, Supplemental Retirement Plan benefits are payable upon a separation of service if the total benefit amount is less than the limit set under Section 402(g)(1)(B) of the Code ($19,000 in 2019). Messrs. Nye, Clevenger and Henry participate in the cash balance component and as a result can elect to receive their Oncor Retirement Plan benefits as a lump sum upon separation of service. In addition, since he has accumulated over 10 years of accredited service, Mr. Clevenger would receive his Supplemental Retirement Plan benefits as a lump sum upon separation of service. As of December 31, 2019, Mr. Henry would have received his Supplemental Retirement Plan benefits as a lump sum if he had experienced a separation of service since he had less than $19,000 in aggregate benefits.  As Mr. Nye has not yet achieved ten years of service and has a Supplemental Retirement Plan benefit that exceeds the limit set forth in Code Section 402(g)(1)(B), upon a separation of service he would receive his Supplemental Retirement Plan benefits upon the later of (i) separation of service or (ii) the date he would have achieved ten years of accredited service absent the separation of service. Ms. Dennis and Mr. Greer participate in the traditional defined benefit component of the retirement plans. Since both Ms. Dennis and Mr. Greer have satisfied the age requirement and 15 years of accredited service, they are eligible to retire early upon termination of employment. No additional potential payments will be triggered by any termination of employment or change in control, and as a result no amounts are reported in the tables below for such retirement plans. For a more detailed discussion of the retirement plans, see the Pension Benefits table above and the narrative following the Pension Benefits table.

All our Named Executive Officers participate in benefit plans for group term life insurance and accidental death and disability.  Any benefits received under these policies are paid to the beneficiary by a third-party provider.

1.  Mr. Nye

Potential Payments to Mr. Nye Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	4,598,870	6,456,160
Executive Annual Incentive Plan	-	-	884,290	884,290	-	-
Salary Deferral Program(3)	-	-	371,758	371,758	-	371,758
Long-Term Incentive Plan(4)	765,440	-	3,173,076	3,173,076	3,173,076	3,173,076
Performance Bonus Agreement	1,864,800	-	1,864,800	1,864,800	1,864,800	1,864,800
Health & Welfare
− Medical/COBRA	-	-	-	-	58,074	58,074
− Dental/COBRA	-	-	-	-	3,990	3,990
Outplacement Assistance	-	-	-	-	40,000	40,000
Totals	2,630,240	-	6,293,924	6,293,924	9,738,810	11,967,858

_________________

(1)	Reflects amounts payable pursuant to the Severance Plan.
(2)	Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy.
(3)

Amounts reported reflect the immediate vesting of unvested company matching contributions resulting from death, disability or the occurrence of termination without cause following a change in control. The Salary Deferral Program does not contain provisions relating to a termination for good reason.

(4)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

2.  Mr. Clevenger

Potential Payments to Mr. Clevenger Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	875,829	2,961,316
Executive Annual Incentive Plan	-	-	333,829	333,829	-	-
Salary Deferral Program(3)	-	-	301,671	301,671	-	301,671
Long-Term Incentive Plan(4)	681,536	-	1,413,433	1,413,433	1,413,433	1,413,433
Health & Welfare
− Medical/COBRA	-	-	-	-	38,716	38,716
− Dental/COBRA	-	-	-	-	2,660	2,660
Outplacement Assistance	-	-	-	-	25,000	25,000
Totals	681,536		2,048,933	2,048,933	2,355,638	4,742,796

_________________

(1)	Reflects amounts payable pursuant to the Severance Plan.
(2)	Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy.
(3)

Amounts reported reflect the immediate vesting of unvested company matching contributions resulting from death, disability or the occurrence of a termination without cause following a change in control. The Salary Deferral Program does not contain provisions relating to termination for good reason.

(4)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

3.  Ms. Dennis

Potential Payments to Ms. Dennis Upon Termination ($)

Benefit	Retirement(1)	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(2)	Without Cause or For Good Reason in Connection with Change in Control(3)

Cash Severance	-	-	-	-	-	800,231	1,554,685
Executive Annual Incentive Plan	248,895	-	-	248,895	248,895	-	-
Salary Deferral Program(4)	-	-	-	-	-	-	-
Long-Term Incentive Plan(5)	629,585	297,472	-	629,585	629,585	629,585	629,585
Health & Welfare
− Medical/COBRA	-	-	-	-	-	26,583	26,583
− Dental/COBRA	-	-	-	-	-	1,749	1,749
Outplacement Assistance	-	-	-	-	-	25,000	25,000
Totals	878,480	297,472	-	878,480	878,480	1,483,148	2,237,602

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
(4)

Amounts reported reflect the immediate vesting of unvested company matching contributions resulting from retirement, death, disability or the occurrence of a termination without cause following a change in control. The Salary Deferral Program does not contain provisions relating to termination for good reason. Ms. Dennis was fully vested in the Salary Deferral Program as of December 31, 2019.

(5)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

4.  Mr. Greer

Potential Payments to Mr. Greer Upon Termination ($)

Benefit	Retirement(1)	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(2)	Without Cause or For Good Reason in Connection with Change in Control(3)

Cash Severance	-	-	-	-	-	928,462	2,204,273
Executive Annual Incentive Plan	356,091	-	-	356,091	356,091	-	-
Salary Deferral Program(4)	251,585	-	-	317,124	317,124	-	317,124
Long-Term Incentive Plan(5)	1,558,455	708,032	-	1,558,455	1,558,455	1,558,455	1,558,455
Performance Bonus Agreement	159,840	159,840	-	159,840	159,840	159,840	159,840
Health & Welfare
− Medical/COBRA	-	-	-	-	-	38,716	38,716
− Dental/COBRA	-	-	-	-	-	2,644	2,644
Outplacement Assistance	-	-	-	-	-	25,000	25,000
Totals	2,325,971	867,872	-	2,391,510	2,391,510	2,713,117	4,306,052

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

(5)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

5.  Mr. Henry

Potential Payments to Mr. Henry Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	906,537	3,069,148
Executive Annual Incentive Plan	-	-	349,537	349,537	-	-
Salary Deferral Program(3)	-	-	76,288	76,288	-	76,288
Long-Term Incentive Plan(4)	-	-	767,683	767,683	767,683	767,683
Retention Agreement	-	-	888,470	888,470	888,470	888,470
Health & Welfare
− Medical/COBRA	-	-	-	-	38,716	38,716
− Dental/COBRA	-	-	-	-	2,660	2,660
Outplacement Assistance	-	-	-	-	25,000	25,000
Totals	-	-	2,081,978	2,081,978	2,629,066	4,867,965

_________________

(1)	Reflects amounts payable pursuant to the Severance Plan.
(2)	Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy.
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
146

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

Our executive officers are eligible to receive the following under the Change in Control Policy:

•

A one-time lump sum cash severance payment in an amount equal to the greater of (i) a multiple (3 times for our chief executive, our chief financial officer and our general counsel (Messrs. Nye, Clevenger, and Henry), and 2 times for each other executive officer) of the sum of the executive’s (a) annualized base salary and (b) annual target incentive award for the year of termination or resignation, or (ii) the amount determined under Oncor’s severance plan for non-executive employees (which pays two weeks of an employee’s pay for every year of service up to the

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

•

Outplacement assistance at our expense for 18 months, in the case of the Chief Executive, and one year, in the case of the other executive officers, up to a maximum of $40,000 for the chief executive officer, and $25,000 for other executives;

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

•

Outplacement assistance at the company’s expense for 18 months, in the case of the Chief Executive, and one year, in the case of other executive officers, up to a maximum of $40,000 for the Chief Executive, and $25,000 for other executives, and

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

Long-Term Incentive Plan

For information concerning change of control and termination payouts for awards granted under the Long-Term Incentive Plan, see the narrative that follows the Grants of Plan-Based Awards – 2019 table.

Performance Bonus Agreements

In February 2018, we entered into performance bonus agreements with each of Mr. Nye and Mr. Greer that were effective upon closing of the Sempra Acquisition and provided for a performance bonus opportunity to each executive for each of the 2018 and 2019 fiscal years. Under the terms of the performance bonus agreements, if the executive was employed by Oncor or an affiliate of Oncor on the last day of the 2018 or 2019 fiscal years, and his employment with Oncor or such affiliate terminated for any reason other than by Oncor or such affiliate for cause (as defined in the applicable performance bonus agreement) prior to the payment of the performance bonus for that fiscal year, the executive would be entitled to receive any earned performance bonus at the same time it would have been paid if the executive had remained an employee. If the executive were terminated for cause, or ceased employment with Oncor or such affiliate for reasons other than death, disability, retirement or a termination following a change in control, all of his outstanding and unpaid performance bonuses would be forfeited. In the event of a separation from service due to death, disability or retirement (other than a retirement that is also a termination following a change in control), the executive would be entitled to, for each outstanding and unpaid performance bonus, payment of an amount equal to the product of (i) a fraction, the numerator of which is the number of days in the fiscal year in which the separation of service occurred, up to and including the date of the executive’s separation from service, and the denominator of which is 365; and (ii) the performance bonus amount that would be payable for that fiscal year based on Oncor’s performance bonus funding percentage for that fiscal year. In the event of a termination following a change in control, the executive would be entitled to, for each outstanding and unpaid performance bonus, payment within 60 days following his separation from service of an amount equal to (i) a fraction, the numerator of which is the number of days in the fiscal year in which the separation of service occurs, up to and including the date of the executive’s separation from service, and the denominator of which is 365; and (ii) the performance bonus amount that would be payable for that fiscal year based on Oncor’s achievement of the financial plan net income for that year. The “Performance Bonus Agreement” row in each of Mr. Nye’s and Mr. Greer’s Potential

Payment Upon Termination or Change in Control table reflects the payments that would be owed pursuant to these agreements in the event of certain terminations of their employment as of December 31, 2019. These agreements cease to apply after the 2019 fiscal year. For more detailed information on the performance bonus agreements, see “Executive Compensation — Individual Named Executive Officer Compensation — Compensatory Agreements —Named Executive Officer Performance Bonus Agreements.”

CEO Pay Ratio for Fiscal Year 2019

Pay Ratio

Our CEO to median employee pay ratio has been calculated in accordance with the rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act and is calculated in a manner consistent with Item 402(u) of Regulation S-K. Mr. Nye’s annual total compensation for 2019, as shown in the Summary Compensation Table above, was $5,363,749.

The median Oncor employee’s annual total compensation in 2019 (other than Mr. Nye) was $180,100, calculated using the same methodology as used in the calculation of the Summary Compensation Table, consisting of base salary, bonus, non-equity incentive plan compensation, change in pension value and non-qualified deferred compensation earnings, and all other compensation (for the median employee, all other compensation consisted of the Oncor Thrift Plan company match). As a result, the ratio of Mr. Nye’s annual total compensation in 2019 to the median annual total compensation of all Oncor employees (other than Mr. Nye) in 2019 was 30:1, when calculated in a manner consistent with item 402(u) of Regulation S-K.

Identification of Median Employee

We identified a median employee in 2017 who retired in 2019. Because there have been no meaningful changes to our employee population or a change in employee compensation arrangements that we believe would result in a significant modification to the pay ratio disclosure, for 2019 we have used the 2017 data (excluding the previous median employee, who retired) to identify a new median employee. The new median employee’s compensation is substantially similar to that of the retired previous median employee. To identify the median employee, we evaluated all employees, other than the CEO, employed by Oncor as of October 31, 2017 and calculated each such employee’s total cash compensation received through October 31, 2017. Total cash compensation consists of base pay, any incentive compensation, bonuses, and any other cash payments, including, without limitation, any overtime adjustments, overtime meals, taxable reimbursable expenses, holiday pay, and salary deferral program payouts. We did not make any material assumptions, adjustments, or estimates with respect to total cash compensation and we did not annualize the compensation for any full-time employees that were not employed by us for all of 2017. The total compensation of each employee other than the CEO was then ranked lowest to highest to determine the median employee.

Annual Total Compensation

After identifying the median employee based on total cash compensation, as described above, we calculated annual total compensation for such employee using the same methodology we use for our Named Executive Officers as set forth in the Summary Compensation Table above.

Risk Assessment of Compensation Policies and Practices

The O&C Committee reviews the compensation policies and practices applicable to Oncor’s employees (both executive and non-executive) annually during the first quarter of the year in order to determine whether such compensation policies and practices create risks that are reasonably likely to have a material adverse effect on Oncor. In February 2020 the O&C Committee concluded that current compensatory policies and practices do not create risks that are reasonably likely to have a material adverse effect on Oncor.  In arriving at this conclusion, the O&C Committee discussed with management the various compensation policies and practices of the company and the compensation payable pursuant to each, and evaluated whether the compensation payable under each plan or policy could result in (i) incenting employees to take risks that could result in a material adverse effect to Oncor, or (ii) payments by the company significant enough to cause a material adverse effect to Oncor.

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

Director Compensation

The O&C Committee determines compensation for members of our board of directors. Directors who are current officers of Oncor and the member directors designated by each of Sempra (through Oncor Holdings) and Texas Transmission do not receive any fees for service as a director.  See “Item 10. Directors, Executive Officers and Corporate Governance – Director Appointments” for information regarding the designation of member directors. Oncor reimburses all directors for reasonable expenses incurred in connection with their services as directors.

The table below sets forth information regarding the aggregate compensation paid to the members of our board of directors during the fiscal year ended December 31, 2019, other than E. Allen Nye, Jr., whose compensation from Oncor is discussed in “Executive Compensation – Summary Compensation Table.” Mr. Nye did not receive any compensation for service on our board of directors.

Name	Director Fees Earned or Paid in Cash ($)	Total ($)
James R. Adams (1)	226,250	226,250
George W. Bilicic(2)	-	-
Thomas M. Dunning (3)	276,250	276,250
Robert A. Estrada (4)	242,500	242,500
Rhys Evenden (5)	-	-
Printice L. Gary (6)	226,250	226,250
William T. Hill, Jr. (7)	241,250	241,250
Timothy A. Mack (8)	226,250	226,250
Jeffrey W. Martin (9)	-	-
Helen Newell (10)	-	-
Tania Ortiz (11)	-	-
Robert S. Shapard (12)	476,250	476,250
Richard W. Wortham III (13)	241,250	241,250
Steven J. Zucchet (14)	-	-

_______________

(1)

Mr. Adams’ “Fees Earned or Paid in Cash” column reflects director fees for his service as a director of (i) $56,250 per quarter for the first three quarters of 2019, and (ii) $57,500 for the fourth quarter of 2019.

(2)

Mr. Bilicic was appointed to our board of directors by Sempra (through Oncor Holdings) effective August 26, 2019. Mr. Bilicic does not receive any compensation for serving as a member of our board of directors.

(3)

Mr. Dunning’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears (i) $56,250 per quarter for the first three quarters of 2019 (of which $3,375 was attributable to his service as a member of the board of directors of Oncor Holdings) for his service as a member of our board of directors, (ii) $57,500 for his service on our board of directors in the fourth quarter of 2019 (of which $3,450 was attributable to his service as a member of the board of directors of Oncor Holdings), and (iii) $12,500 per quarter for serving as our lead disinterested director.

(4)

Mr. Estrada’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $56,250 per quarter for the first three quarters of 2019 (of which $3,375 was attributable to his service as a member of the board of directors of Oncor Holdings) for his service as a member of our board of directors, (ii)  $57,500 for his service on our board of directors in the fourth quarter of 2019 (of which $3,450 was attributable to his service as a member of the board of directors of Oncor Holdings), (iii) $3,750 per quarter for the first three quarters of 2019 for serving as the chair of the Audit Committee of our board of directors, and (iv) $5,000 for serving as the chair of the Audit Committee of our board of directors in the fourth quarter of 2019.

(5)

Mr. Evenden was appointed to our board of directors by Texas Transmission in October 2014 and served until July 30, 2019. Mr. Evenden did not receive any compensation from Oncor for serving on our board of directors.

(6)

Mr. Gary’s “Fees Earned or Paid in Cash” column reflects director fees for his service as a director of (i) $56,250 per quarter for the first three quarters of 2019 (of which $3,375 was attributable to his service as a member of the board of directors of Oncor Holdings), and (ii) $57,500 for the fourth quarter of 2019 (of which $3,450 was attributable to his service as a member of the board of directors of Oncor Holdings).

(7)

Mr. Hill’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears (i) $56,250 per quarter for the first three quarters of 2019 (of which $3,375 was attributable to his service as a member of the board of directors of Oncor Holdings) for his service as a member of our board of directors, (ii)  $57,500 for his service on our board of directors in the fourth quarter of 2019 (of which $3,450 was attributable to his service as a member of the board of directors of Oncor Holdings), and (iii) $3,750 for serving as the chair of the Nominating and Governance Committee of our board of directors.

(8)

Mr. Mack’s “Fees Earned or Paid in Cash” column reflects director fees for his service as a director of (i) $56,250 per quarter for the first three quarters of 2019 (of which $3,375 was attributable to his service as a member of the board of directors of Oncor Holdings), and (ii) $57,500 for the fourth quarter of 2019 (of which $3,450 was attributable to his service as a member of the board of directors of Oncor Holdings).

(9)	Mr. Martin was appointed to our board of directors by Sempra (through Oncor Holdings) in March 2018. Mr. Martin does not receive any compensation for serving as a member of our board of directors.
(10)	Ms. Newell was appointed to our board of directors by Texas Transmission effective July 30, 2019. Ms. Newell does not receive any compensation from Oncor for serving on our board of directors.
(11)

Ms. Ortiz was appointed to our board of directors by Sempra (through Oncor Holdings) effective July 2018 and served until August 26, 2019. Ms. Ortiz did not receive any compensation for serving as a member of our board of directors.

(12)

Mr. Shapard’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $56,250 per quarter for the first three quarters of 2019 (of which $3,375 was attributable to his service as a member of the board of directors of Oncor Holdings) for his service as a member of our board of directors, (ii) $57,500 for his service on our board of directors in the fourth quarter of 2019 (of which $3,450 was attributable to his service as a member of the board of directors of Oncor Holdings), (iii) $68,750 per quarter for the first three quarters of 2019 for serving as the non-executive chairman of our board of directors (of which $4,125 was attributable to his service as chairman of the board of directors of Oncor Holdings), and (iv) $43,750 for serving as the non-executive chairman of our board of directors in the fourth quarter of 2019 (of which $2,625 was attributable to his service as chairman of the board of directors of Oncor Holdings). Mr. Shapard, who retired as Oncor’s CEO in 2018, receives certain payments from Oncor attributable to his prior service as an employee under the Salary Deferral Program. As these payments are attributable solely to his previous employment as an officer and are not related to his service as a director, these amounts are not included in this table as director compensation.

(13)

Mr. Wortham’s “Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $56,250 per quarter for the first three quarters of 2019 (of which $3,375 was attributable to his service as a member of the board of directors of Oncor Holdings) for his service as a member of our board of directors, (ii)  $57,500 for his service on our board of directors in the fourth quarter of 2019 (of which $3,450 was attributable to his service as a member of the board of directors of Oncor Holdings), and (iii) $3,750 for serving as the chair of the O&C Committee of our board of directors.

(14)	Mr. Zucchet was appointed to our board of directors by Texas Transmission in November 2008. Mr. Zucchet does not receive any compensation for service as a member of our board of directors.

The O&C Committee determines director compensation for the disinterested directors on our board of directors and our non-executive chairman of the board. All director fees are paid quarterly, in arrears. Each disinterested director and our non-executive chairman receives a fee for serving on the board of directors. In addition, the chair of each committee, our lead disinterested director, and our non-executive chairman each receive additional fees for serving in such roles. For the first three quarters of 2019, each disinterested director and our non-executive chairman (Mr. Shapard) received a fee of $56,250 for service on our board of directors (of which amount $3,375 for Messrs. Dunning, Estrada, Gary, Hill, Mack, Shapard and Wortham was attributable to such director’s service as a member of the board of directors of Oncor Holdings and was paid by Oncor but reimbursed to Oncor by Oncor Holdings). In addition, for the first three quarters of 2019, each board committee chair received an additional $3,750 quarterly fee for the extra responsibilities associated with such position, our lead disinterested director (Mr. Dunning) received an additional $12,500 quarterly fee for the additional duties associated with that position, and our chairman (Mr. Shapard) received an additional $68,750 quarterly fee for the additional duties associated with that position (of which amount $4,125 was attributable to his service as chairman of the board of directors of Oncor Holdings and was paid by Oncor but reimbursed to Oncor by Oncor Holdings).

In October 2019, the O&C Committee engaged PricewaterhouseCoopers LLP to conduct competitive market analyses of disinterested directors compensation, using the same peer group and methodology used in the October 2019 analysis of executive compensation. See “Executive Compensation - Compensation Discussion and Analysis – Overview – Market Data” for a description of this peer group and methodology.  As a result of this review, the O&C Committee made the following changes, effective as of the quarter beginning October 1, 2019:

•

Increased the base fee paid to disinterested directors and our non-executive chairman for serving on the board of directors to $57,500 per quarter (of which amount $3,450 for Messrs. Dunning, Estrada, Gary, Hill, Mack, Shapard and Wortham, is attributable to such director’s service as a member of the board of directors of Oncor Holdings and is paid by Oncor but reimbursed to Oncor by Oncor Holdings) to bring total direct compensation for these directors closer to the 50th percentile of Oncor’s peer group;

•

Decreased the non-executive chairman retainer fee to $43,750 per quarter (of which amount $2,625 is attributable to his service as chairman of the board of directors of Oncor Holdings and is paid by Oncor but reimbursed to Oncor by Oncor Holdings) as the increased responsibilities required of him as a result of the Sempra Acquisition and CEO transition were expected to lessen; and

•	Increased the audit committee chair retainer fee to $5,000 per quarter to bring this fee closer to the 50th percentile of Oncor’s peer group for this position.

Our Limited Liability Company Agreement provides that each of Sempra and Texas Transmission has the right to designate two member directors to our board of directors. None of those four director positions (currently held by Messrs. Bilicic, Martin, and Zucchet and Ms. Newell) receives compensation from us for his or her service as a director. Mr. Nye, our Chief Executive, does not receive compensation for his service as a director. For a description of the independence standards applicable to our disinterested directors, see “Certain Relationships and Related Transactions, and Director Independence.”

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED EQUITY HOLDER MATTERS

Equity Compensation Plan Information

As of December 31, 2019, Oncor had no compensation plans in place that authorized the issuance of equity securities of Oncor.

Security Ownership of Equity Interests of Oncor by Certain Beneficial Owners and Management

The following table lists the number of limited liability company membership interests (LLC Units) of Oncor beneficially owned at February 25, 2020 by the holders of more than 5% of our LLC Units, our current directors and the Named Executive Officers listed in “Item 11 - Executive Compensation – Summary Compensation Table.”

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

Name	Amount and Nature of Beneficial Ownership	Percent of Class

Sempra Energy (1)	510,841,625	80.45%
Texas Transmission Investment LLC (2)	125,412,500	19.75%
Name of Director or Named Executive Officer
James R. Adams	―	―
George W. Bilicic (3)	―	―
Don J. Clevenger	―	―
Deborah L. Dennis	―	―
Thomas M. Dunning	―	―
Robert A. Estrada	―	―
Printice L. Gary	―	―
James A. Greer	―	―
Matthew C. Henry	―	―
William T. Hill, Jr.	―	―
Timothy A. Mack	―	―
Jeffrey W. Martin (4)	―	―
Helen Newell (5)	―	―
E. Allen Nye, Jr.	―	―
Robert S. Shapard	―	―
Richard W. Wortham III	―	―
Steven J. Zucchet (6)	―	―
All current directors and executive officers as a group (21 persons)	―	―

(1)

Reflects 509,587,500 LLC Units of Oncor owned by Oncor Holdings and 1,254,125 LLC Units of Oncor beneficially owned by STIH as a result of its 1% ownership interest in Texas Transmission (as described in more detail in footnote 2 below).  The sole member of Oncor Holdings is STIH. The sole member of STIH is STH. STH is wholly owned by Sempra Energy. The address of Oncor Holdings is 1616 Woodall Rodgers Freeway, Dallas, TX 75202 and the address of each of Sempra Energy, STIH and STH is 488 8th Avenue, San Diego, CA 92101.

(2)

Texas Transmission beneficially owns 125,412,500 LLC Units of Oncor.  The sole member of Texas Transmission is Texas Transmission Finco, LLC (TTHC Finco), whose sole member is Texas Transmission Holdings Corporation (TTHC).  The address of each of Texas Transmission, TTHC Finco, and TTHC is 1105 North Market Street, Suite 1300, Wilmington, DE 19801.  BPC Health Corporation (BPC Health) and Borealis Power Holdings Inc. (Borealis Power) may be deemed, as a result of their ownership of 49.5% of the shares of Class A Common Stock of TTHC (Class A Shares) and 49.5% of the shares of Class B Common Stock of TTHC (Class B Shares), respectively, and certain provisions of TTHC’s Shareholders Agreement (which provide that BPC Health and Borealis Power, when acting together with Cheyne Walk Investment Pte Ltd (Cheyne Walk) or STIH, may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission.  OMERS Administration Corporation (OAC), acting through its infrastructure entity, BPC Penco Corporation, beneficially owns BPC Health and, therefore, OAC may also be deemed to have beneficial ownership of such LLC Units.  Borealis Power is wholly owned by Borealis Infrastructure Corporation and Borealis Management Trust owns 70% of the voting shares of Borealis Infrastructure Corporation.  The trustee of Borealis Management Trust is Borealis Infrastructure Holdings Corporation and, therefore, Borealis Infrastructure Holdings Corporation may also be deemed to have beneficial ownership of such LLC Units.  The address of OAC is 900-100 Adelaide Street West, Toronto, Ontario, Canada M5H OE2.  The address of Borealis Infrastructure Holdings Corporation is 333 Bay Street, Suite 2400, Toronto, Ontario, Canada M5H 2T6.  Cheyne Walk may be deemed, as a result of its ownership of 49.5% of each of the Class A Shares and the Class B Shares of TTHC, and certain provisions of TTHC’s Shareholders Agreement (which provide that Cheyne Walk, when acting together with BPC Health and Borealis Power or STIH, may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. Cheyne Walk shares the power to vote and the power to dispose of 49.5% of each of the Class A Shares and the Class B Shares of TTHC with GIC Special Investments Pte Ltd (GICSI) and GIC Private Limited (GIC), both of which are private limited companies incorporated in Singapore. GICSI is wholly owned by GIC, and is the private equity and infrastructure investment arm of GIC. GIC is wholly owned by the Government of Singapore and was set up with the sole purpose of managing Singapore’s foreign reserves. The Government of Singapore disclaims beneficial ownership of the LLC Units held by Texas Transmission. The address of each of Cheyne Walk, GICSI and GIC is 168 Robinson Road, #37-01, Capital Tower, Singapore 068912. STIH may be deemed, as a result of its ownership of 1% of each of the Class A Shares and Class B Shares of TTHC, to have beneficial ownership of 1% (1,254,125 LLC Units) of the 125,412,500 LLC Units owned by Texas Transmission. STIH is wholly owned by STH, which is wholly owned by Sempra Energy.

(3)

Mr. Bilicic is the President and Chief Legal Officer of Sempra Energy. Mr. Bilicic does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units beneficially owned by Sempra Energy.

(4)

Mr. Martin is the Chairman and Chief Executive Officer of Sempra Energy. Mr. Martin does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units beneficially owned by Sempra Energy.

(5)

Ms. Newell is a Senior Vice President – Infrastructure for GICSI and a member of the board of directors, Treasurer, and Senior Vice President of TTHC.  Ms. Newell does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units held by Texas Transmission.

(6)

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

Related Party Transactions

InfraREIT Acquisition and Operation Agreement With Sharyland

In May 2019, we completed the InfraREIT Acquisition. To fund the cash consideration and certain related fees and expenses we received capital contributions of $1,330 million from Sempra and certain indirect equity holders of Texas Transmission. As a condition to the InfraREIT Acquisition, InfraREIT’s subsidiary, SDTS, and SDTS’s tenant, SU, completed the SDTS-SU Asset Exchange immediately prior to the closing of the InfraREIT Acquisition, pursuant to which SDTS exchanged certain of its south Texas assets for certain assets owned by SU. In addition, as a condition to the closing of the SDTS-SU Asset Exchange, Sempra acquired an indirect 50 percent interest in Sharyland Holdings, the parent of Sharyland. As a result, Sharyland became our affiliate for purposes of PUCT rules. In connection with the SDTS-SU Asset Exchange, we and SU entered into an operation agreement, which provides that we will provide certain operations services with respect to the SU assets in south Texas to SU at cost without a markup or profit. We provided Sharyland with approximately $300,000 worth of services pursuant to this agreement in 2019.

Our Limited Liability Company Agreement requires that any material transactions with Sempra and its subsidiaries and affiliates (other than the Oncor Ring-Fenced Entities) be approved by a majority of our board of directors and the directors appointed by Texas Transmission present and voting, provided that at least one director appointed by Texas Transmission must be present and voting. The InfraREIT Acquisition and the related operation agreement were approved by our board of directors, including the directors appointed by Texas Transmission, who were both present and voting.

For more information on the InfraREIT Acquisition, see Note 2 to Financial Statements.

Tax-Sharing Arrangements

We are not a member of another entity’s consolidated tax group, but our owners’ federal income tax returns include their portion of our results.  Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, STH (as successor to EFH Corp.), and Investment LLC, we are generally obligated to make payments to our owners, pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return.  STH will file a combined Texas Margin tax return which includes our results and our share of Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return.  See discussion in Note 1 to Financial Statements under “Provision in Lieu of Income Taxes.”  Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members.  In the unlikely event such amounts are not paid under the tax sharing agreement, it is probable that they would be reimbursed to rate payers.

At December 31, 2019, we had total $19 million net payables to members under the agreement. It consists of a current Texas margin tax payable to Sempra totaling $22 million, partially offset by federal income tax receivables totaling $3 million ($2 million due from Sempra and $1 million due from Texas Transmission).

We made a net in lieu of income tax payment of $78 million (including $45 million and $11 million in federal income tax-related payments to Sempra and Texas Transmission, respectively and $22 million in Texas margin tax-related payment to Sempra) in the year ended December 31, 2019.

Third Amended and Restated Limited Liability Company Agreement of Oncor

On March 9, 2018, in connection with the closing of the Sempra Acquisition, Oncor’s Limited Liability Company Agreement was amended and restated in its entirety as set forth in the Limited Liability Company Agreement. The Limited Liability Company Agreement of Oncor among other things, sets out the members’ respective governance rights in respect of their ownership interests in Oncor. Among other things, the Limited Liability Company Agreement provides for the management of Oncor by a board of directors consisting of 13 members, including seven Disinterested Directors, two directors designated by Texas Transmission (subject to certain conditions), two directors designated indirectly by Sempra and two directors that are current or former officers of Oncor. Texas Transmission also has the right to designate one non-voting observer to the board of directors, who is entitled to attend all meetings of the board of directors (subject to certain exceptions) and receive copies of all notices and materials provided to the board of directors.

The Limited Liability Company Agreement prohibits Oncor and its subsidiaries from taking certain material actions outside the ordinary course of business without prior approvals by the members, some or all of the Disinterested Directors and/or the directors designated by one or more of the members.  The Limited Liability Company Agreement also sets forth certain separateness undertakings to ensure Oncor’s separateness from Sempra and its direct and indirect subsidiaries (other than the Oncor Ring-Fenced Entities). Additionally, the Limited Liability Company Agreement contains provisions regulating capital accounts of members, allocations of profits and losses and tax allocation and withholding.

The Limited Liability Company Agreement describes Oncor’s procedures and limitations on declaring and paying distributions to members. Pursuant to the Limited Liability Company Agreement, we cannot make any distributions to members (other than contractual tax payments) that would cause us to be out of compliance with the PUCT’s approved debt-to-equity ratio, which is currently 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of our board, a majority of the Disinterested Directors, or any director designated to serve on our board of directors by Texas Transmission to limit distributions (other than contractual tax payments) to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). In addition, the Limited Liability Company Agreement provides that if Oncor’s senior secured debt credit rating by any one of S&P, Moody’s or Fitch falls below BBB (Baa2) we must suspend distributions (other than contractual tax payments) until otherwise permitted to do so by the PUCT, and requires that Oncor notify the PUCT if either the credit rating of either Sempra or Oncor falls below its then current level. Distributions also cannot be made to the extent they would violate any applicable laws or regulations. Our Limited Liability Company Agreement requires that any changes to such procedures and limitations be approved by Oncor Holdings and Texas Transmission and a majority of our board of directors present and voting, which must include (i) a majority of the Disinterested Directors, (ii) both directors appointed to serve on our board of directors by Sempra (through Oncor Holdings), (iii) both directors that are current or former officers of Oncor, and (iv) the directors designated to serve on our board of directors by Texas Transmission who are present and voting, provided that at least one such director must be present and voting in order to approve such matter.

In addition, any annual or multi-year budget with an aggregate amount of capital or operating and maintenance expenditures that are greater than or less than 10% of the capital or operating and maintenance expenditures in the annual budget for the immediately prior fiscal year or multi-year period, as applicable, must be approved by (i) a majority of the Disinterested Directors and (ii) the Texas Transmission director(s) present and voting, provided that at least one Texas Transmission director must be present and voting in order to approve such action. Also, any acquisition of or investment in any third party which involves the purchase of or investment in assets located outside the State of Texas for consideration in an amount greater than $1.5 billion must be approved by (a) a majority of the Disinterested Directors and (b) the Texas Transmission director(s) present and voting, provided that at least one Texas Transmission director must be present and voting in order to approve such action.

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

Transactions with Affiliates and Portfolio Companies of Certain of our Beneficial Owners

The beneficial owners of Texas Transmission include various entities and funds who make equity investments in various companies (Portfolio Companies) in the ordinary course of their business.  We have in the past entered into, and may continue to enter into, transactions with Portfolio Companies or their affiliates in the ordinary course of business on an arm’s-length basis, which may result in revenues to the beneficial owners of Texas Transmission.

Director Independence

Our Limited Liability Company Agreement provides that seven members of our board of directors must be Disinterested Directors. For a director to be deemed a Disinterested Director, our board of directors must affirmatively determine that (i) such director has not had within the previous ten years, or currently does not have, a material relationship with Sempra or its subsidiaries or affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings and (ii) that such director meets the independence standards in Section 303A of the New York Stock

Exchange Manual in all material respects in relation to Sempra or its subsidiaries and affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings.

Our board of directors has determined that Messrs. Adams, Dunning, Estrada, Gary, Hill, Mack and Wortham are Disinterested Directors under the standards in our Limited Liability Company Agreement.

Mr. Shapard is our Chairman of the Board and presides at all meetings of our board of directors. Mr. Shapard was appointed Chairman of the Board effective upon the closing of the Sempra Acquisition in March 2018.  Mr. Shapard served as our Chief Executive until the closing of the Sempra Acquisition and retired from Oncor effective April 1, 2018.  Mr. Dunning is the Lead Disinterested Director of our board of directors and has served in such role since July 2010. The Lead Disinterested Director performs such duties and responsibilities as may be specified by the board.

Our board of directors has designated an Audit Committee, Nominating and Governance Committee and O&C Committee to exercise certain powers and authorities of the board of the directors.  Members of these committees are not required by our Limited Liability Company Agreement or board of directors to meet any independence standards.  Mr. Zucchet, who was designated to serve on our board of directors by Texas Transmission in November 2008, has served on the O&C Committee since May 2010 and was also appointed to the Nominating and Governance Committee effective February 2011.  Mr. Evenden, who was designated to serve on our board of directors by Texas Transmission in October 2014, was appointed to the Audit Committee effective October 2014 and served on our board of directors until July 30, 2019. Ms. Newell, who was designated to serve on our board of directors by Texas Transmission on July 30, 2019, was appointed to the Audit Committee effective on such date.  Mr. Martin, who was designated to serve on our board of directors by Sempra (through Oncor Holdings) on March 9, 2018 upon closing of the Sempra Acquisition, was appointed to the Audit Committee effective April 2018.  Ms. Ortiz, who was designated to serve on our board of directors by Sempra (through Oncor Holdings) in July 2018, was appointed to the O&C Committee effective July 2018.  Ms. Ortiz served on our board of directors until August 26, 2019.  Mr. Bilicic, who was designated to serve on our board of directors by Sempra (through Oncor Holdings) on August 26, 2019, was appointed to the O&C Committee effective September 4, 2019. None of Messrs. Bilicic, Evenden, Martin, or Zucchet or Mses. Newell or Ortiz qualifies as a Disinterested Director for purposes of our Limited Liability Company Agreement.

For information on the structure of our board of directors, see “Item 10. Directors, Executive Officers and Corporate Governance – Director Appointments.”

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

Our Audit Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules.  All services performed in 2019 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (Deloitte & Touche) were pre-approved by our Audit Committee.

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

	Years Ended December 31,
	2019	2018
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$3,165,750	$2,541,250
Audit-Related Fees. Fees for services including internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.	375,000	108,000
Tax Fees. Fees for tax compliance, tax planning and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	-	-
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, and litigation and rate review assistance.	-	-
Total	$3,540,750	$2,649,250

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

2(b)	333-100240 Form 10-K (filed February 23, 2018)	2(b)	—	Amendment to Merger Agreement Regarding 2017 Ad Valorem and Property Taxes, dated November 9, 2017
2(c)	333-100240 Form 8-K (filed October 18, 2018)	2.1	—	Agreement and Plan of Merger, dated October 18, 2018, among Oncor Electric Delivery Company LLC, 1912 Merger Sub LLC, Oncor T&D Partners, LP, InfraREIT, Inc., and InfraREIT Partners, LP.
2(d)	333-100240 Form 8-K (filed October 18, 2018)	2.2	—	Agreement and Plan of Merger, dated October 18, 2018, among Sharyland Distribution & Transmission Services, L.L.C., Sharyland Utilities, L.P., and Oncor Electric Delivery Company LLC.
2(e)	333-100240 Form 10-Q (filed August 2, 2019)	2(a)	—

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

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.
4(a)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.
4(b)	001-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(c)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of Oncor’s 6.375% Senior Notes due 2012 and 7.000% Senior Notes due 2032.
4(d)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the terms of Oncor’s 6.375% Senior Notes due 2015 and 7.250% Senior Notes due 2033.
4(e)	333-100240 Form 10-Q (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated May 15, 2008, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(f)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.
4(g)	333-100240 Form 10-Q (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated May 15, 2008, to Indenture and Deed of Trust, dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(h)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the terms of Oncor’s 5% Debentures due 2007 and 7% Debentures due 2022.
4(i)	333-100240 Form 8-K (filed September 9, 2008)	4.1	—	Officer’s Certificate, dated September 8, 2008, establishing the terms of Oncor’s 5.95% Senior Secured Notes due 2013, 6.80% Senior Secured Notes due 2018 and 7.50% Senior Secured Notes due 2038.
4(j)	333-100240 Form 10-Q (filed November 6, 2008)	4(c)	—

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

4(l)	333-100240 Form 10-Q (filed May 15, 2008)	4(a)	—	Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, by Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York, as Collateral Agent.
4(m)	333-100240 2008 Form 10-K (filed March 3, 2009)	4(n)	—	First Amendment to Deed of Trust, dated as of March 2, 2009, by and between Oncor Electric Delivery Company LLC and The Bank of New York Mellon (formerly The Bank of New York), as Collateral Agent.
4(n)	333-100240 Form 8-K (filed September 3, 2010)	10.1	—

Second Amendment to Deed of Trust, Security Agreement and Fixture Filing, dated as of September 3, 2010, by and between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon, as Collateral Agent.

4(o)	333-100240 Form 8-K (filed November 15, 2011)	10.1	—

Third Amendment to Deed of Trust, Security Agreement and Fixture Filing, dated as of November 10, 2011, by and between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to the Bank of New York Mellon, formerly The Bank of New York), as Collateral Agent.

4(p)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer’s Certificate, dated September 13, 2010, establishing the terms of Oncor’s 5.25% Senior Secured Notes due 2040.
4(q)	333-100240 Form 8-K (filed October 12, 2010)	4.1	—	Officer’s Certificate, dated October 8, 2010, establishing the terms of Oncor’s 5.00% Senior Secured Notes due 2017 and 5.75% Senior Secured Notes due 2020.
4(r)	333-100240 Form 8-K (filed November 23, 2011)	4.1	—	Officer’s Certificate, dated November 23, 2011, establishing the terms of Oncor’s 4.55% Senior Secured Notes due 2041.
4(s)	333-100240 Form 8-K (filed May 18, 2012)	4.1	—	Officer’s Certificate, dated May 18, 2012, establishing the terms of Oncor’s 4.10% Senior Secured Notes due 2022 and Oncor’s 5.30% Senior Secured Notes due 2042.
4(t)	333-100240 Form 8-K (filed March 30, 2015)	4.1	—	Officer’s Certificate, dated March 24, 2015, establishing the terms of Oncor’s 2.950% Senior Secured Notes due 2025 and Oncor’s 3.750% Senior Secured Notes due 2045.
4(u)	333-100240 Form 8-K (filed September 27, 2017)	4.1	—	Officer’s Certificate, dated September 21, 2017, establishing the terms of Oncor’s 3.80% Senior Secured Notes due 2047.
4(v)	333-100240 Form 8-K (filed August 14, 2018)	4.1	—	Officer’s Certificate, dated August 10, 2018, establishing the terms of Oncor’s 3.70% Senior Secured Notes due 2028 and 4.10% Senior Secured Notes due 2048.
4(w)	333-100240 Form 8-K (filed December 4, 2018)	4.1	—	Officer’s Certificate, dated November 30, 2018, establishing the terms of Oncor’s 5.75% Senior Secured Notes due 2029.
4(x)	333-100240 Form 8-K (filed May 28, 2019)	4.1	—	Officer’s Certificate, dated May 23, 2019, establishing the terms of Oncor’s 2.75% Senior Secured Notes due 2024 and 3.80% Senior Secured Notes due 2049.
4(y)	333-100240 Form 8-K (filed September 13, 2019)	4.1	—	Officer’s Certificate, dated September 12, 2019, establishing the terms of Oncor’s 3.10% Senior Secured Notes due 2049.
(10)	Material Contracts.
	Management Contracts; Compensatory Plans, Contracts and Arrangements
10(a)	333-100240 Form 8-K (filed October 7, 2013)	10.1	—	Form of Director and Officer Indemnification Agreement.
10(b)	333-100240 2009 Form 10-K (filed February 19, 2010)	10(p)	—	Oncor Salary Deferral Program.
10(c)	333-100240 Form 10-K (filed February 27, 2015	10(y)	—	Amendment No. 1 to the Salary Deferral Program, effective as of February 25, 2015.
10(d)	333-100240 Form 10-Q (filed August 1, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Severance Plan and Summary Plan Description.

10(e)	333-100240 Form 10-Q (filed July 31, 2015)	10(a)	—	Oncor Electric Delivery Company LLC Third Amended and Restated Change in Control Policy
10(f)	333-100240 Form 10-K (filed February 19, 2013)	10(t)	—	Oncor Electric Delivery Company LLC Long-Term Incentive Plan.
10(g)	333-100240 Form 8-K (filed March 30, 2015)	10.2	—	Oncor Electric Delivery Company LLC Form of Long-Term Incentive Plan Award Agreement for performance periods beginning on or after January 1, 2015.
10(h)	333-100240 Form 10-K (filed February 19, 2010)	10(r)	—	Oncor Split-Dollar Life Insurance Program.
10(i)	333-100240 Form 10-Q (filed May 5, 2016)	10(a)	—	Oncor Supplemental Retirement Plan, as amended
10(j)	333-100240 Form 10-K (filed February 23, 2018)	10(t)	—	Performance Bonus Agreement, dated as of February 22, 2018, by and between Oncor Electric Delivery Company LLC and E. Allen Nye, Jr.
10(k)	333-100240 Form 10-K (filed February 23, 2018)	10(u)	—	Performance Bonus Agreement, dated as of February 22, 2018, by and between Oncor Electric Delivery Company LLC and James A. Greer.
10(l)	333-100240 Form 10-Q (filed May 7, 2018)	10(e)	—	Amendment No.1 to the Oncor Supplemental Retirement Plan, dated May 2, 2018
10(m)	333-100240 Form 8-K (filed February 19, 2019)	10(a)	—	Sixth Amended and Restated Executive Annual Incentive Plan, dated effective as of January 1, 2019.
10(n)	33-100240 Form 8-K (filed February 19, 2019)	10(b)	—	Oncor Electric Delivery Company LLC Form of Long-Term Incentive Plan Award Agreement for performance periods beginning on or after January 1, 2019.
10(o)	333-100240 Form 10-K (filed February 26, 2019)	10(z)	—	Retention Agreement, dated as of January 31, 2018, between Oncor Electric Delivery Company LLC and Matt Henry.
10(p)	333-100240 Form 10-K (filed February 26, 2019)	10(aa)	—	Contract for Services, dated as of February 21, 2019, by and between Oncor Electric Delivery Company LLC and David M. Davis.
10(q)	333-100240 Form 10-Q (filed August 2, 2019)	10(a)	—	Amendment No. 2 to the Oncor Supplemental Retirement Plan
10(r)	333-100240 Form 8-K (filed February 24, 2020)	10(a)	—	Oncor Electric Delivery Company LLC Seventh Amended and Restated Executive Annual Incentive Plan
10(s)	333-100240 Form 8-K (filed February 24, 2020)	10(b)	—	Oncor Electric Delivery Company LLC Form of Long-Term Incentive Plan Award Agreement for performance periods beginning on or after January 1, 2020
Credit Agreements
10(t)	333-100240 Form 8-K (filed November 21, 2017)	10.1	—

Revolving Credit Agreement, dated as of November 17, 2017, among Oncor Electric Delivery Company LLC, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders and as swingline lender, and the fronting banks for letters of credit from time to time party thereto.

10(u)	333-100240 Form 8-K (filed May 13, 2019)	10.1	—	Term Loan Credit Agreement, dated as of May 9, 2019, among Oncor Electric Delivery Company LLC, as borrower, and Barclays Bank PLC, as lender and administrative agent.
10(v)	333-100240 Form 8-K (filed December 11, 2018)	10.1	—

Term Loan Credit Agreement, dated as of December 10, 2018, among Oncor Electric Delivery Company LLC, as Borrower, the lenders party thereto and Mizuho Bank, Ltd., as administrative agent for the lenders.

10(w)	333-100240 Form 8-K (filed September 6, 2019)	10.1	—

Term Loan Credit Agreement, dated as of September 6, 2019, among Oncor Electric Delivery Company LLC, as borrower, and the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and as a lender.

10(x)	333-100240 Form 8-K (filed January 30, 2020)	10.1	—

Term Loan Credit Agreement, dated as of January 28, 2020, among Oncor Electric Delivery Company LLC, as borrower, and the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent and as a lender.

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

10(aa)	333-100240 Form 8-K (filed March 9, 2018)	10.1	—	Interest Transfer Agreement, dated as of March 9, 2018, among Oncor Electric Delivery Company LLC, Oncor Management Investment LLC, and Sempra Energy.
10(ab)	333-100240 Form 10-K (filed March 26, 2018)	10.1	—	Form of Dealer Agreement between Oncor Electric Delivery Company LLC, as Issuer, and the Dealer.
10(ac)	333-100240 Form 8-K (filed May 7, 2019)	10.1	—

Note Purchase Agreement, dated as of May  3, 2019, between Oncor Electric Delivery Company LLC and the purchasers listed therein for Oncor Electric Delivery Company LLC’s 6.47% Senior Notes, Series A, due September 30, 2030, 7.25% Senior Notes, Series B, due December  30, 2029, and 8.5% Senior Notes, Series C, due December 30, 2020.

10(ad)	333-100240 Form 8-K (filed May 7, 2019)	10.2	—

Note Purchase Agreement, dated May  6, 2019, between Oncor Electric Delivery Company LLC and the purchasers listed therein for Oncor Electric Delivery Company LLC’s 3.86% Senior Notes, Series A, Due December 3, 2025 and 3.86% Senior Notes, Series B, Due January  14, 2026.

10(ae)	333-100240 Form 10-Q (filed August 2, 2019)	10(e)	—

Letter Agreement, dated June 26, 2019, amending certain provisions of the Note Purchase Agreement, dated as of May 3, 2019, between Oncor Electric Delivery Company LLC and the purchasers named therein.

(21)	Subsidiaries of the Registrant.
21(a)			—	Subsidiaries of Oncor Electric Delivery Company LLC.
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)			—	Certification of E. Allen Nye Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of E. Allen Nye Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99(a)	333-100240 Form 8-K (filed August 30, 2017)	99.1	—	Letter Agreement, dated August 25, 2017, by and among Sempra Energy, Power Play Merger Sub I, Inc., Oncor Electric Delivery Holdings Company LLC and Oncor Electric Delivery Company LLC.
99(b)	333-100240 Form 8-K (filed December 15, 2017)	99.1	—	Stipulation, dated as of December 12, 2017 regarding PUCT Docket 47675.
99(c)	333-100240 Form 10-K (filed February 26, 2019)	99(c)	—	PUCT Final Order in Docket No. 47675, dated as of March 8, 2018.
(101)	Interactive Data File.
101.INS			—	XBRL Instance Document
101.SCH			—	XBRL Taxonomy Extension Schema Document
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

*    Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

00
ONCOR ELECTRIC DELIVERY COMPANY LLC

Date: February 27, 2020
By /s/ E. ALLEN NYE, JR.
(E. Allen Nye, Jr., Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date
/s/	E. ALLEN NYE, JR.	Principal Executive	February 27, 2020
	(E. Allen Nye, Jr., Chief Executive)	Officer and Director

/s/	DON J. CLEVENGER	Principal Financial Officer	February 27, 2020
(Don J. Clevenger, Senior Vice President and Chief Financial Officer)

/s/	RICHARD C. HAYS	Principal Accounting Officer	February 27, 2020
(Richard C. Hays, Vice President and Controller)

/s/	ROBERT S. SHAPARD	Chairman of the Board	February 27, 2020
(Robert S. Shapard)

/s/	JAMES R. ADAMS	Director	February 27, 2020
(James R. Adams)

/s/	GEORGE W. BILICIC	Director	February 27, 2020
(George W. Bilicic)

/s/	THOMAS M. DUNNING	Director	February 27, 2020
(Thomas M. Dunning)

/s/	ROBERT A. ESTRADA	Director	February 27, 2020
(Robert A. Estrada)

/s/	PRINTICE L. GARY	Director	February 27, 2020
(Printice L. Gary)

/s/	WILLIAM T. HILL, JR.	Director	February 27, 2020
(William T. Hill, Jr.)

/s/	TIMOTHY A. MACK	Director	February 27, 2020
(Timothy A. Mack)

/s/	J. WALKER MARTIN	Director	February 27, 2020
(J. Walker Martin)

/s/	HELEN NEWELL	Director	February 27, 2020
(Helen Newell)

/s/	RICHARD W. WORTHAM III	Director	February 27, 2020
(Richard W. Wortham III)

/s/	STEVEN J. ZUCCHET	Director	February 27, 2020
(Steven J. Zucchet)

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of Oncor Electric Delivery Company LLC during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2019.