Form 10-Q
period 2020-03-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2020-05-04
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

As of May 4,  2020,  635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC.  None of the membership interests are publicly traded.

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

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2019 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2019
AMS	Advanced metering system
ASU	Accounting Standards Update
COVID-19	Coronavirus Disease 2019, the disease caused by the novel strain of coronavirus reported to have surfaced in late 2019
CP Notes	Unsecured commercial paper notes issued under our CP Program
CP Program	Commercial paper program
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

InfraREIT Partners	InfraREIT Partners, LP, a subsidiary of InfraREIT, which, as a result of the InfraREIT Acquisition, became an indirect wholly owned subsidiary of Oncor and was renamed Oncor NTU Partnership LP
kV	Kilovolts
kWh	Kilowatt-hours
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
Limited Liability Company Agreement	The Third Amended and Restated Limited Liability Company Agreement of Oncor, dated as of March 9, 2018, by and between Oncor Holdings and Texas Transmission, as amended
Moody’s	Moody’s Investors Service, Inc. (a credit rating agency)
MW	Megawatts
MWh	Megawatt-hours
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
Texas RE

Refers to Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with North American Electric Reliability Corporation standards and ERCOT protocols

Texas Transmission

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

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(millions of dollars)
Operating revenues (Note 3)	$1,072	$1,016
Operating expenses:
Wholesale transmission service	245	260
Operation and maintenance	232	221
Depreciation and amortization	193	172
Provision in lieu of income taxes (Note 9)	29	25
Taxes other than amounts related to income taxes	131	122
Total operating expenses	830	800
Operating income	242	216
Other deductions and (income) - net (Note 10)	13	17
Nonoperating benefit in lieu of income taxes	(3)	(3)
Interest expense and related charges (Note 10)	101	86
Net income	$131	$116

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(millions of dollars)
Net income	$131	$116
Other comprehensive income (loss):
Net effects of cash flow hedges (net of tax) (Note 5)	(23)	(4)
Defined benefit pension plans (net of tax)	1	1
Total other comprehensive income (loss)	(22)	(3)
Comprehensive income	$109	$113

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(millions of dollars)
Cash flows — operating activities:
Net income	$131	$116
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	213	192
Provision in lieu of deferred income taxes - net	13	8
Other – net	-	(2)
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 2)	(3)	(20)
Other operating assets and liabilities	(152)	(108)
Cash provided by operating activities	202	186
Cash flows — financing activities:
Issuances of long-term debt (Note 5)	1,250	-
Repayment of long-term debt (Note 5)	(462)	-
Net change in short-term borrowings (Note 4)	(46)	328
Capital contributions from members (Note 7)	87	70
Distributions to members (Note 7)	(91)	(71)
Debt discount and financing costs – net	(34)	-
Cash provided by financing activities	704	327
Cash flows — investing activities:
Capital expenditures	(628)	(523)
Other – net	8	12
Cash used in investing activities	(620)	(511)
Net change in cash and cash equivalents	286	2
Cash and cash equivalents — beginning balance	4	3
Cash and cash equivalents — ending balance	$290	$5

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At March 31,	At December 31,
	2020	2019
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$290	$4
Trade accounts receivable – net (Note 10)	656	661
Amounts receivable from members related to income taxes (Note 9)	-	3
Materials and supplies inventories — at average cost	159	148
Prepayments and other current assets	106	96
Total current assets	1,211	912
Investments and other property (Note 10)	126	133
Property, plant and equipment – net (Note 10)	19,816	19,370
Goodwill (Notes 1 and 11)	4,740	4,740
Regulatory assets (Note 2)	1,720	1,775
Operating lease ROU and other assets (Note 6)	141	106
Total assets	$27,754	$27,036

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 4)	$-	$46
Long-term debt due currently (Note 5)	148	608
Trade accounts payable	393	394
Amounts payable to members related to income taxes (Note 9)	32	22
Accrued taxes other than amounts related to income taxes	92	236
Accrued interest	94	83
Operating lease and other current liabilities (Note 6)	205	237
Total current liabilities	964	1,626
Long-term debt, less amounts due currently (Note 5)	9,256	8,017
Liability in lieu of deferred income taxes (Note 9)	1,846	1,821
Regulatory liabilities (Note 2)	2,786	2,793
Employee benefit, operating lease and other obligations (Notes 6, 8 and 10)	1,998	1,980
Total liabilities	16,850	16,237
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account ― number of units outstanding 2020 and 2019 – 635,000,000	11,065	10,938
Accumulated other comprehensive loss	(161)	(139)
Total membership interests	10,904	10,799
Total liabilities and membership interests	$27,754	$27,036

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

Our condensed consolidated financial statements for the three months ended March 31, 2020, include the results of our wholly owned indirect subsidiary, NTU, which is a regulated utility that provides electricity transmission delivery service in the north-central, western and panhandle regions of Texas. We acquired NTU as part of the InfraREIT Acquisition that closed on May 16, 2019.

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

Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our 2019 Form 10-K.  In the opinion of Oncor management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been made.  We have evaluated all subsequent events through the date the financial statements were issued.  All appropriate intercompany items and transactions have been eliminated in consolidation.  The results of operations for an interim period may not give a true indication of results for a full year due to seasonality (see Note 13 to Financial Statements in our 2019 Form 10-K for additional information regarding quarterly results of operations).

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

Interest Rate Derivatives and Hedge Accounting

We are exposed to interest rates primarily as a result of our current and expected use of financing. We may, from time to time, utilize interest rate derivative instruments typically designated as cash flow hedges, to lock in interest rates in anticipation of future financings.  We may designate an interest rate derivative instrument as a cash flow hedge if it effectively converts anticipated cash flows associated with interest payments to a fixed dollar amount.  In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset to other comprehensive income.  Amounts remain in accumulated other comprehensive income and are reclassified into net income as the interest expense on the related debt affects net income.  See Note 5 for details on our interest rate hedging activity.

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

Changes in Accounting Standards

Topic 326, “Financial Instruments—Credit Losses” – In June 2016 the FASB issued ASU No. 2016-13, which changes how entities account for credit losses on receivables and certain other financial assets. The guidance requires use of a current expected credit loss model, which may result in earlier recognition of credit losses than under previous accounting standards.  We adopted the new standard effective January 1, 2020. The adoption of the new standard did not have a material impact on our consolidated financial statements.

Topic 848, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” – In March 2020 the FASB issued ASU No. 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  ASU No. 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The standard allows entities to account for contract modifications as an event that does not require reassessment or remeasurement (i.e., as a continuation of the existing contract). We are currently evaluating the optional expedients and exceptions under the standard.

2.    REGULATORY MATTERS

Regulatory Assets and Liabilities

Recognition of regulatory assets and liabilities and the periods over which they are to be recovered or refunded through rate regulation reflect the decisions of the PUCT.  Components of our regulatory assets and liabilities and their remaining recovery periods as of March 31, 2020 are provided in the table below.  Amounts not currently earning a return through rate regulation are noted.

	Remaining Rate Recovery/ Amortization Period
	At March 31, 2020	At March 31, 2020	At December 31, 2019
Regulatory assets:
Employee retirement liability (a)(b)(c)	To be determined	$615	$623
Employee retirement costs being amortized	8 years	253	262
Employee retirement costs incurred since the last rate review period (b)	To be determined	76	79
Self-insurance reserve (primarily storm recovery costs) being amortized	8 years	298	309
Self-insurance reserve incurred since the last rate review period (primarily storm related) (b)	To be determined	221	238
Securities reacquisition costs	Lives of related debt	27	29
Deferred conventional meter and metering facilities depreciation	1 year	10	15
Under-recovered AMS costs	8 years	165	170
Energy efficiency performance bonus (a)	1 year or less	7	9
Wholesale distribution substation service	To be determined	39	34
Other regulatory assets (d)	Various	9	7
Total regulatory assets		1,720	1,775

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,199	1,178
Excess deferred taxes	Primarily over lives of related assets	1,557	1,574
Over-recovered wholesale transmission service expense (a)	1 year or less	14	30
Other regulatory liabilities	Various	16	11
Total regulatory liabilities		2,786	2,793
Net regulatory assets (liabilities)		$(1,066)	$(1,018)

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(c)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(d)	Includes $1 million in regulatory assets established to track our incremental costs related to the impact of COVID-19, including costs relating to our pandemic response plan.

PUCT Project No. 50664 Issues Related to the State of Disaster for the Coronavirus Disease 2019

On March 26, 2020, the PUCT issued an order in PUCT Project No. 50664 Issues Related to the State of Disaster for the Coronavirus Disease 2019 creating the COVID-19 Electricity Relief Program (COVID-19 ERP) to aid certain eligible residential customers unable to pay their electricity bills as a result of COVID-19 impacts. To fund that program, the PUCT order also provided for an initial $0.33 per MWh surcharge to be collected by transmission and distribution utilities through rates and directed ERCOT to provide an aggregate amount of $15 million in loans to those transmission and distribution utilities for the initial funding of the COVID-19 ERP. As a result, we filed a tariff rider on April 1, 2020 implementing the surcharge. The PUCT order provides that we may request an increase of the surcharge amount if the collections appear insufficient to cover eligible costs of the COVID-19 ERP. Surcharge collections will be recorded as a regulatory liability until the funds are used. Surcharge collections may only be used to reimburse transmission and distribution utilities and REPs for eligible unpaid bills from residential customers enrolled in the COVID-19 ERP, to cover costs of a third-party administrator to administer the eligibility process, and to reimburse ERCOT for the initial funding of the program. Pursuant to an order issued April 17, 2020, the COVID-19 ERP will expire July 17, 2020 unless extended by the PUCT.

Pursuant to the PUCT order, we received an unsecured loan from ERCOT on April 9, 2020 in the amount of $7 million. Under the terms of the loan agreement, we must repay the amount of the loan prior to September 26, 2020, (the original expiration date of the COVID-19 ERP pursuant to the March 26, 2020 PUCT order) or such  repayment date as may be set forth in a PUCT order.

The PUCT also authorized the transmission and distribution utilities to use a regulatory asset accounting mechanism and a subsequent process to seek future recovery of expenses resulting from the effects of COVID-19. Therefore, we are recording incremental costs incurred by Oncor resulting from the effects of COVID-19, including costs relating to the implementation of our pandemic response plan, as a regulatory asset.

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

Alternative Revenue Program

The PUCT has implemented an incentive program allowing us to earn performance bonuses by exceeding PUCT-approved energy efficiency program targets. This incentive program and the related performance bonus revenues are considered an “alternative revenue program” under GAAP.  Annual performance bonuses are recognized as revenue when approved by the PUCT, typically in the third or fourth quarter each year.

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$496	$499
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	196	143
Billed to REPs serving Oncor distribution customers, through TCRF	109	85
Total transmission base revenues	305	228
Other miscellaneous revenues	16	17
Total revenues contributing to earnings	817	744

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	245	260
EECRF and other regulatory charges	10	12
Revenues collected for pass-through expenses	255	272

Total operating revenues	$1,072	$1,016

Customers

Our distribution customers consist of approximately 90 REPs and certain electric cooperatives in our certificated service area.  The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.  Our transmission base revenues are collected from load serving entities benefiting from our transmission system.  Our transmission customers consist of municipalities, electric cooperatives and other distribution companies.  REP subsidiaries of our two largest counterparties represented 25% and 18% of our total operating revenues for the three months ended March 31, 2020.  No other customer represented more than 10% of our total operating revenues.

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

4.    SHORT-TERM BORROWINGS

At March 31, 2020 and December 31, 2019, outstanding short-term borrowings under our CP Program and Credit Facility consisted of the following:

	At March 31,	At December 31,
	2020	2019
Total credit facility borrowing capacity	$2,000	$2,000
Commercial paper outstanding (a)	-	(46)
Credit facility outstanding (b)	-	-
Letters of credit outstanding (c)	(9)	(10)
Available unused credit	$1,991	$1,944

____________

a)	The weighted average interest rate for commercial paper was 1.84% at December 31, 2019.
b)	At March 31, 2020, the applicable interest rate for any outstanding borrowings was LIBOR plus 1.00%.
c)	The interest rate on outstanding letters of credit at both March 31, 2020 and December 31, 2019 was 1.20% based on our credit ratings.

CP Program

In March 2018, we established the CP Program, under which we may issue CP Notes on a private placement basis up to a maximum aggregate face or principal amount outstanding at any time of $2.0 billion.  The proceeds of CP Notes issued under the CP Program are used for working capital and general corporate purposes. The CP Program obtains liquidity support from our Credit Facility, which is discussed below.  We may utilize either the CP Program or the Credit Facility, at our option, to meet our funding needs.

Credit Facility

In November 2017, we entered into a $2.0 billion unsecured Credit Facility to be used for working capital and general corporate purposes, issuances of letters of credit and support our CP Program.  We may request increases in our borrowing capacity in increments of not less than $100 million, not to exceed $400 million in the aggregate provided certain conditions are met, including lender approvals. The Credit Facility’s five-year term expires in November 2022 and gives us the option of requesting up to two one-year extensions, with such extensions subject to certain conditions and lender approvals.

March 2020 Term Loan Agreement

On March 23, 2020, we entered into a short-term unsecured term loan credit agreement (March 2020 Term Loan Agreement) in an aggregate principal amount of $350 million, which may be increased, at our option and upon the agreement of one or more existing or additional lenders, by an aggregate principal amount of between $50 million and $100 million prior to our first borrowing under the March 2020 Term Loan Agreement. The March 2020 Term Loan Agreement has a maturity date of March 22, 2021, which may be extended once, in whole or part, at our option and upon the payment to the extending lenders of an extension fee to be agreed upon by such extending lenders, to a date not later than September 24, 2021. We may borrow up to $350 million in up to four borrowings which may be made, at our option, at any time between April 1, 2020 and July 21, 2020. Upon the earlier to occur of the fourth borrowing and July 21, 2020, the unused commitments of the lenders to make term loans shall terminate. Loans under the March 2020 Term Loan Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.675%, or (ii) an alternate base rate (the highest of (1) the prime rate of Wells Fargo Bank, National Association, the administrative agent and a lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1%). No amounts were outstanding under the March 2020 Term Loan Agreement as of March 31, 2020.

5.    LONG-TERM DEBT

Our senior notes are secured by a first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.  At March 31, 2020 and December 31, 2019, our long-term debt consisted of the following:

	March 31,	December 31,
	2020	2019
Fixed Rate Secured:
5.75% Senior Notes due September 30, 2020	$126	$126
8.50% Senior Notes, Series C, due December 30, 2020	13	14
4.10% Senior Notes, due June 1, 2022	400	400
7.00% Debentures due September 1, 2022	482	482
2.75% Senior Notes due June 1, 2024	500	500
2.95% Senior Notes due April 1, 2025	350	350
3.86% Senior Notes, Series A, due December 3, 2025	174	174
3.86% Senior Notes, Series B, due January 14, 2026	38	38
3.70% Senior Notes due November 15, 2028	650	650
5.75% Senior Notes due March 15, 2029	318	318
7.25% Senior Notes, Series B, due December 30, 2029	36	36
2.75% Senior Notes due May 15, 2030	400	-
6.47% Senior Notes, Series A, due September 30, 2030	82	83
7.00% Senior Notes due May 1, 2032	500	500
7.25% Senior Notes due January 15, 2033	350	350
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	500	500
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes, due June 1, 2049	500	500
3.10% Senior Notes, due September 15, 2049	700	700
3.70% Senior Notes due May 15, 2050	400	-
Secured long-term debt	9,019	8,221
Unsecured:
Term loan credit agreement maturing October 6, 2020	-	460
Term loan credit agreement maturing June 1, 2021	450	-
Total long-term debt	9,469	8,681
Unamortized discount and debt issuance costs	(65)	(56)
Less amount due currently	(148)	(608)
Long-term debt, less amounts due currently	$9,256	$8,017

Long-Term Debt-Related Activity in 2020

Debt Issuances

On March 20, 2020, we completed a sale of $400 million aggregate principal amount of 2.75% Senior Secured Notes due 2030 (2030 Notes) and $400 million aggregate principal amount of 3.70% Senior Secured Notes due 2050 (2050 Notes and, together with the 2030 Notes, the Notes). We used the proceeds (net of the initial purchasers’ discount, fees and expenses) of approximately $790 million from the sale of the Notes for general corporate purposes, including the repayment of short-term and long-term debt.

The Notes were issued pursuant to the provisions of an Indenture, dated as of August 1, 2002, between Oncor and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, formerly The Bank of New York) (as amended and supplemented, the Indenture). The 2030 Notes and the 2050 Notes each constitute a separate series of notes under the Indenture, but will be treated together with Oncor’s other outstanding debt securities issued under the Indenture for amendments and waivers and for taking certain other actions.

The Notes were issued in separate private placements and were not registered under the Securities Act.  We have agreed, subject to certain exceptions, to register with the SEC notes having substantially identical terms as the Notes (except for provisions relating to the transfer restriction and payment of additional interest) as part of our offers to exchange freely tradable exchange notes for the Notes.  We have agreed to use commercially reasonable efforts to cause the exchange offers to be completed within 315 days after the applicable issue date of the Notes.  If a registration statement for the exchange offers is not declared effective by the SEC within 270 days after the applicable issue date of the Notes or the exchange offers are not completed within 315 days after the applicable issue date of the Notes (an exchange default), then the annual interest rate on each series of the Notes will increase 50 basis points per annum until the earlier of the expiration of the exchange default or the second anniversary of the issue dates of the Notes.

January 2020 Term Loan Credit Agreement

On January 28, 2020, we executed a $450 million term loan credit agreement that matures on June 1, 2021 (January 2020 Term Loan Agreement).  The January 2020 Term Loan Agreement provides that we can borrow the full amount in up to four borrowings by April 27, 2020.  We borrowed $163 million on January 29, 2020, $55 million on February 28, 2020 and $232 million on March 17, 2020 under the January 2020 Term Loan Agreement. At March 31, 2020, borrowings under the January 2020 Term Loan Agreement totaled $450 million, the full amount available under the agreement.

The proceeds from each borrowing were used for general corporate purposes, including the repayment of notes outstanding under our CP Program. Loans under the January 2020 Term Loan Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.50% until June 1, 2021, or (ii) an alternate base rate (the highest of (1) the prime rate of Sumitomo Mitsui Banking Corporation, the administrative agent and a lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1%).

Interest Rate Hedge Transactions

In February and March of 2020, we entered into interest rate hedge transactions hedging the variability of benchmark bond rates used to determine interest rates on anticipated issuances of ten-year and thirty-year senior secured notes.  The hedges were terminated in March 2020 upon our issuance of the senior secured notes discussed in “Debt Issuances” above.  We recognized a  $29 million ($23 million after-tax) loss related to the fair value of the hedge transactions in accumulated other comprehensive loss.  We expect approximately $4 million of the amount reported in accumulated other comprehensive loss at March 31, 2020 related to interest rate hedges to be reclassified into net income as an increase to interest expense within the next 12 months, including $2 million from the current period transactions.

Debt Repayments

Repayments of long-term debt in the three months ended March 31, 2020 included $460 million principal amount borrowed under a term loan agreement entered into in 2019 that was to mature in October 2020 (2019 Term Loan Agreement) and $2 million principal amount of the quarterly amortizing debt for senior secured notes issued under one of our Note Purchase Agreements. The $460 million repaid under the 2019 Term Loan Agreement constituted all amounts outstanding under that agreement, and as a result of that repayment the agreement is no longer in effect.

Deed of Trust

Our secured indebtedness is secured equally and ratably by a first priority lien on property we acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At March 31, 2020, the amount of available bond credits was $1.973 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $2.602 billion.

Borrowings under the CP Program, the Credit Facility, and our term loan credit agreements are not secured.

Maturities

Long-term maturities (including current maturities) at March 31, 2020, are as follows:

Year	Amount
2020 (excluding first three months of 2020)	$148
2021	459
2022	891
2023	10
2024	510
Thereafter	7,451
Unamortized discount and debt issuance costs	(65)
Total	$9,404

Fair Value of Long-Term Debt

At March 31, 2020 and December 31, 2019, the estimated fair value of our long-term debt (including current maturities) totaled $10.734 billion and $10.003 billion, respectively, and the carrying amount totaled $9.404 billion and $8.625 billion, respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

6.    COMMITMENTS AND CONTINGENCIES

Legal/Regulatory Proceedings

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.  See Note 2 above and Note 8 to Financial Statements in our 2019 Form 10-K for additional information regarding our regulatory and legal proceedings, respectively.

Leases

As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices and service centers.  Our leases are accounted for as operating leases for both GAAP and rate-making purposes. We generally recognize operating lease costs on a straight-line basis over the lease term in operating expenses.  We are not a lessor to any material lease contracts.

In December 2019, we entered into a 15 year lease agreement for replacement office space. The operating lease partially commenced in February 2020 and increased our lease obligation by $24 million.

The table below presents the maturity analysis of our lease liabilities and reconciliation to the present value of lease liabilities:

Year	Amount
2020 (remaining nine months)	$23
2021	28
2022	24
2023	18
2024	12
Thereafter	28
Total undiscounted lease payments	133
Less imputed interest	(12)
Total future minimum lease payments	$121

See Note 8 to Financial Statements in our 2019 Form 10-K for additional information on leases.

7.    MEMBERSHIP INTERESTS

Cash Contributions

We received cash capital contributions from our members on February 18, 2020 and April 27, 2020 each totaling $87 million.

Cash Distributions

The PUCT order issued in the Sempra Acquisition and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to be out of compliance with the PUCT’s approved debt-to-equity ratio, which is currently 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of our board, a majority of the Disinterested Directors, or either of the two member directors designated by Texas Transmission to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment).  At March 31, 2020, we had $301 million available to distribute to our members as our regulatory capitalization ratio was 56.5% debt to 43.5% equity.

The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt including any finance leases plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  Equity is calculated as membership interests determined in accordance with GAAP, excluding accumulated other comprehensive loss and the effects of acquisition accounting from a 2007 transaction.

On February 19, 2020, our board of directors declared a cash distribution of $91 million, which was paid to our members on February 20, 2020. On April 29, 2020, our board of directors declared a cash distribution of $91 million, which was paid to our members on April 30, 2020.

Membership Interests

The following tables present the changes to membership interests during the three months ended March 31, 2020 and 2019, net of tax:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
	Three Months Ended March 31, 2020
Balance at December 31, 2019	$10,938	$(139)	$10,799
Net income	131	-	131
Distributions	(91)	-	(91)
Capital contributions	87	-	87
Net effects of cash flow hedges (Note 5)	-	(23)	(23)
Defined benefit pension plans	-	1	1
Balance at March 31, 2020	$11,065	$(161)	$10,904

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
	Three Months Ended March 31, 2019
Balance at December 31, 2018	$8,624	$(164)	$8,460
Net income	116	-	116
Distributions	(71)	-	(71)
Capital contributions	70	-	70
Net effects of cash flow hedges	4	(4)	-
Defined benefit pension plans	-	1	1
Balance at March 31, 2019	$8,743	$(167)	$8,576

Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the changes to AOCI for the three months ended March 31, 2020 and 2019, net of tax:

	Cash Flow Hedges – Interest Rate Swaps	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(18)	$(121)	$(139)
Defined benefit pension plans	-	1	1
Cash flow hedges — net decrease in fair value of derivatives (net of tax benefit of $6) (Note 5)	(23)	-	(23)
Balance at March 31, 2020	$(41)	$(120)	$(161)

Balance at December 31, 2018	$(16)	$(148)	$(164)
Defined benefit pension plans	-	1	1
Amounts reclassified from accumulated other comprehensive income (loss) to capital account	(4)	-	(4)
Balance at March 31, 2019	$(20)	$(147)	$(167)

8.    PENSION AND OPEB PLANS

Pension Plans

We sponsor the Oncor Retirement Plan and also have liabilities under the Vistra Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Internal Revenue Code of 1986, as amended, and are subject to the provisions of ERISA.  Employees do not contribute to either plan.  We also have a Supplemental Retirement Plan for certain employees whose retirement benefits cannot be fully earned under the qualified retirement plans.  See Note 10 to Financial Statements in our 2019 Form 10-K for additional information regarding pension plans.

OPEB Plans

We currently sponsor two OPEB plans. One plan covers our eligible current and future retirees whose services are 100% attributed to the regulated business.  Effective January 1, 2018, we established a second plan to cover EFH Corp./Vistra retirees and eligible current and future retirees whose employment services were assigned to both Oncor (or a predecessor regulated utility business) and the non-regulated business of EFH Corp./Vistra.  Vistra is solely responsible for its portion of the liability for retiree benefits related to those retirees.  See Note 10 to Financial Statements in our 2019 Form 10-K for additional information.

Pension and OPEB Costs

Our net costs related to pension plans and the Oncor OPEB Plans for the three months ended March 31, 2020 and 2019 were comprised of the following:

	Three Months Ended March 31,
	2020	2019

Components of net allocated pension costs:
Service cost	$8	$7
Interest cost	25	32
Expected return on assets	(27)	(30)
Amortization of net loss	12	7
Net pension costs	18	16
Components of net OPEB costs:
Service cost	1	2
Interest cost	8	11
Expected return on assets	(2)	(2)
Amortization of prior service cost	(5)	(5)
Amortization of net loss	3	4
Net OPEB costs	5	10
Total net pension and OPEB costs	23	26
Less amounts deferred principally as property or a regulatory asset	(4)	(7)
Net amounts recognized as operation and maintenance expense or other deductions	$19	$19

The discount rates reflected in net pension and OPEB costs in 2020 are 3.12%,  3.26% and 3.29% for the Oncor Retirement Plan, the Vistra Retirement Plan and the Oncor OPEB Plans, respectively.  The expected return on pension and OPEB plan assets reflected in the 2020 cost amounts are 4.94%,  4.89% and 5.90% for the Oncor Retirement Plan, the Vistra Retirement Plan and the Oncor OPEB Plans, respectively.

Pension and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and Oncor OPEB Plans of $13 million and $10 million, respectively, during the three months ended March 31, 2020.  We expect to make additional cash contributions to the pension plans and Oncor OPEB Plans of $164 million and $25 million, respectively, during the remainder of 2020.  Our aggregate pension plans and Oncor OPEB Plans funding is expected to total approximately $571 million and $176 million, respectively, in the five-year period 2020 to 2024 based on the latest actuarial projections.

9.   RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions.  As a result of the Sempra-Sharyland Transaction, Sharyland became a related party as of May 16, 2019.

•

We are not a member of another entity’s consolidated tax group, but our owners’ federal income tax returns include their portion of our results.  Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission and STH (as successor to EFH Corp.), we are generally obligated to make payments to our owners, pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return.  STH will file a combined Texas margin tax return that includes our results and our share of Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return.  See discussion in Note 1 to Financial Statements in our 2019 Form 10-K under “Provision in Lieu of Income Taxes.”  Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members.  In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheets consisted of the following:

	At March 31, 2020			At December 31, 2019
	STH	Texas Transmission	Total	STH	Texas Transmission	Total

Federal income taxes payable (receivable)	$3	$1	$4	$(2)	$(1)	$(3)
Texas margin taxes payable	28	-	28	22	-	22
Net payable (receivable)	$31	$1	$32	$20	$(1)	$19

There were no cash payments made to (received from) members related to income taxes for the three months ended March 31, 2020 and 2019.

See Note 7 for information regarding distributions to and capital contributions from members.

•

Sharyland provided wholesale transmission service to us in the amount of $3 million and we provided Sharyland with substation monitoring and switching services of less than $1 million in the three months ended March 31, 2020.

10.   SUPPLEMENTARY FINANCIAL INFORMATION

Other Deductions and (Income)

	Three Months Ended March 31,
	2020	2019

Professional fees	$1	$3
Recoverable pension and OPEB - non-service costs	14	14
AFUDC equity income	(5)	-
Other, including interest income	3	-
Total other deductions and (income) - net	$13	$17

Interest Expense and Related Charges

	Three Months Ended March 31,
	2020	2019

Interest	$101	$88
Amortization of debt issuance costs and discounts	3	1
Less allowance for funds used during construction – capitalized interest portion	(3)	(3)
Total interest expense and related charges	$101	$86

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheets consisted of the following:

	At March 31,	At December 31,
	2020	2019

Gross trade accounts and other receivables	$662	$666
Allowance for uncollectible accounts	(6)	(5)
Trade accounts receivable – net	$656	$661

At both March 31, 2020 and December 31, 2019, REP subsidiaries of our two largest customers represented 15% and 11% of the trade accounts receivable balance, respectively.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheets consisted of the following:

	At March 31,	At December 31,
	2020	2019

Assets related to employee benefit plans	$112	$119
Land	12	12
Other	2	2
Total investments and other property	$126	$133

Property, Plant and Equipment

Property, plant and equipment - net reported on our balance sheets consisted of the following.

	Composite Depreciation Rate/	At March 31,	At December 31,
	Avg. Life at March 31, 2020	2020	2019
Assets in service:
Distribution	2.8% / 35.9 years	$14,211	$14,007
Transmission	2.9% / 35.0 years	11,201	11,094
Other assets	6.9% / 14.6 years	1,653	1,648
Total		27,065	26,749
Less accumulated depreciation		8,102	7,986
Net of accumulated depreciation		18,963	18,763
Construction work in progress		832	585
Held for future use		21	22
Property, plant and equipment – net		$19,816	$19,370

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheets as part of property, plant and equipment consisted of the following:

	At March 31, 2020			At December 31, 2019
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Identifiable intangible assets subject to amortization:
Land easements	$576	$108	$468	$575	$107	$468
Capitalized software	937	444	493	933	430	503
Total	$1,513	$552	$961	$1,508	$537	$971

Aggregate amortization expenses for intangible assets totaled $15 million and $13 million for the three months ended March 31, 2020 and 2019, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense
2020	$61
2021	61
2022	61
2023	61
2024	60

Employee Benefit, Operating Lease and Other Obligations

Employee benefit, operating lease and other obligations reported on our balance sheets consisted of the following:

	At March 31,	At December 31,
	2020	2019

Retirement plans and other employee benefits	$1,810	$1,834
Operating lease liabilities	94	66
Investment tax credits	6	6
Other	88	74
Total employee benefit, operating lease and other obligations	$1,998	$1,980

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2020	2019

Cash payments (receipts) related to:
Interest	$90	$56
Less capitalized interest	(3)	(3)
Interest payments (net of amounts capitalized)	$87	$53

Noncash increase in operating lease obligations for ROU assets	$37	$88

Noncash construction expenditures (a)	$221	$168

____________

(a)	Represents end-of-period accruals.

11.   INFRAREIT ACQUISITION

On May 16, 2019, we completed the InfraREIT Acquisition, pursuant to which we acquired all of the equity interests of InfraREIT and its subsidiary, InfraREIT Partners.  In connection with and immediately following the closing of the InfraREIT Acquisition, on May 16, 2019, we extinguished all outstanding debt of InfraREIT and its subsidiaries through repaying $602 million principal amount of InfraREIT subsidiary debt and exchanging $351 million principal amount of InfraREIT subsidiary debt for new Oncor senior secured debt.

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

Business Combination Accounting

We accounted for the InfraREIT Acquisition as a business acquisition with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the closing date. The combined results of operations are reported in our condensed consolidated financial statements beginning as of the closing date.

The following table sets forth the final purchase price paid.  In the three months ended March 31, 2020, we made no material purchase price allocation adjustments.  The final purchase price allocation was completed as of March 31, 2020.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information for the three months ended March 31, 2019 assumes that the InfraREIT Acquisition occurred on January 1, 2018. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the results of operations that would have occurred had the InfraREIT Acquisition been completed on January 1, 2018, nor is the unaudited pro forma financial information indicative of future results of operations, which may differ materially from the pro forma financial information presented here.

Three Months Ended March 31,
2019
Oncor Consolidated Pro Forma Revenues	$1,072

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2020 and 2019 should be read in conjunction with the condensed financial statements and the notes to those statements herein as well as the consolidated financial statements and the notes to those statements and “Risk Factors” contained in our 2019 Form 10-K.

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

Our condensed consolidated financial statements for the three months ended March 31, 2020, include the results of our wholly owned indirect subsidiary, NTU, which is a regulated utility that provides electricity transmission delivery service in the north-central, western and panhandle regions of Texas. We acquired NTU as part of the InfraREIT Acquisition that closed on May 16, 2019.

Ring-Fencing Measures

Various ring-fencing measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities, Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), and any other entities with a direct or indirect ownership interest in Oncor or Oncor Holdings.  These measures serve to mitigate the Oncor Ring-Fenced Entities’ credit exposure to Sempra and its affiliates and any other direct or indirect owners of Oncor and Oncor Holdings, and to reduce the risk that the assets and liabilities of Oncor Ring-Fenced Entities would be substantively consolidated with the assets and liabilities of any Sempra entity or any other direct or indirect owners of Oncor and Oncor Holdings in connection with a bankruptcy of any such entities. Such measures include, among other things: the 19.75% equity interest held by Texas Transmission; maintenance of separate books and records for the Oncor Ring-Fenced Entities; and our board of directors being comprised of a majority of Disinterested Directors.  As a result, none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or obligations of any Sempra entity or any other direct or indirect owner of Oncor or Oncor Holdings.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of any Sempra entities and any other direct or indirect owner of Oncor or Oncor Holdings.  We do not bear any liability for debt or contractual obligations of Sempra and its affiliates or any other direct or indirect owner of Oncor or Oncor Holdings, and vice versa.  Accordingly, our operations are conducted, and our cash flows are managed, independently from Sempra and its affiliates and any other direct or indirect owner of Oncor or Oncor Holdings. For more information on the ring-fencing measures, see Note 1 to Financial Statements.

Significant Activities and Events

COVID-19 Pandemic  — As a result of the COVID-19 pandemic, beginning in March 2020, various orders were issued at the state and local levels in our service territory declaring a state of disaster relating to the pandemic and requiring individuals to stay at their place of residence except as needed for certain essential matters, including matters related to critical infrastructure. As a critical infrastructure provider of electricity transmission and distribution services, our operations have continued throughout the pandemic. We have implemented our pandemic response plan and taken various precautionary and preemptive actions under that plan to protect our workforce and critical operations.

To date, the COVID-19 pandemic has not had a material adverse impact on our business, financial condition, or results of operations.  However, we do face risks and uncertainties related to COVID-19 and cannot predict whether, or to what extent, the pandemic will have a material adverse impact on our business, financial condition, or results of operations in the future. For a discussion of risks and uncertainties related to COVID-19, including the potential impacts on our business, financial condition and results of operations, see “Item 1A. Risk Factors.” In light of the global economic uncertainty relating to the COVID-19 pandemic, we also took various steps in March 2020 to increase our liquidity, as discussed below in “— Debt-Related Activities”  and “Financial Condition — Liquidity and Capital Resources — Available Liquidity and Liquidity Needs, Including Capital Expenditures.”

On March 26, 2020, the PUCT issued an order in PUCT Project No. 50664 Issues Related to the State of

Disaster for the Coronavirus Disease 2019 creating the COVID-19 Electricity Relief Program (COVID-19 ERP) to aid certain residential customers unable to pay their electricity bills as a result of the impact of COVID-19. To fund that program, the PUCT order also provided for a surcharge to be collected by transmission and distribution utilities through rates and directed ERCOT to provide an aggregate amount of $15 million in loans to those transmission and distribution utilities for the initial funding of the COVID-19 ERP. As a result, we filed a tariff rider on April 1, 2020 implementing the surcharge and received an unsecured loan from ERCOT on April 9, 2020 in the amount of $7 million. Pursuant to an order issued April 17, 2020, the COVID-19 ERP will expire July 17, 2020 unless extended by the PUCT. The PUCT also authorized the transmission and distribution utilities to create regulatory assets with respect to the COVID-19 ERP and other costs resulting from the effects of COVID-19.  Therefore, we are recording incremental costs incurred by us resulting from the effects of COVID-19, including costs relating to the implementation of our pandemic response plan, as a regulatory asset.  There can be no assurance, however, that the rate surcharge and ERCOT loan will provide sufficient funds to cover all of our costs relating to the COVID-19 ERP, or that all amounts in the regulatory assets we have established with respect to COVID-19 costs will be judged reasonable and necessary by the PUCT in our next rate review, which is required to be filed on or before October 1, 2021.  For more information on PUCT Project No. 50664 and COVID-19-related regulatory matters, see Note 2 to Financial Statements.

Debt-Related Activities — In March 2020, we completed a sale of $400 million aggregate principal amount of 2.75% Senior Secured Notes due 2030 and $400 million aggregate principal amount of 3.70% Senior Secured Notes due 2050. In the three months ended March 31, 2020, we also entered into two term loan credit agreements consisting of the $450 million January 2020 Term Loan Agreement and the $350 million March 2020 Term Loan Agreement. As of March 31, 2020, $450 million of principal amount was outstanding under the January 2020 Term Loan Agreement and no principal amount was outstanding under the March 2020 Term Loan Agreement. Repayments of long-term debt in the three months ended March 31, 2020 included repayment of $460 million principal amount borrowed under the 2019 Term Loan Agreement and $2 million principal amount of the quarterly amortizing debt for senior secured notes issued under one of our Note Purchase Agreements. The $460 million repaid under the 2019 Term Loan Agreement constituted all amounts outstanding under that agreement, and as a result of that repayment the 2019 Term Loan Agreement is no longer in effect.

Joint Project with Lubbock Power & Light (LP&L) — Oncor is currently involved in an estimated $400 million joint project with Lubbock Power & Light (LP&L), with costs to ultimately be split by Oncor and LP&L that involves the build out of transmission lines and associated station work to join the City of Lubbock to the ERCOT market. Oncor’s expenditures as of March 31, 2020 with respect to the project (minus amounts subject to reimbursement by LP&L) totaled $17 million.   To support its funding of reimbursements to Oncor, LP&L is required to maintain an escrow account with minimum monthly balances.  The balance of the escrow account at March 31, 2020 was $10 million.  Each of Oncor and LP&L is expected to make total expenditures of approximately $143 million and $111 million, respectively, in 2020, with the remainder of the estimated $400 million in costs to be incurred in 2021.  This joint project consists of approximately 175 miles of transmission lines in the Lubbock and surrounding Texas panhandle areas.

Matters with the PUCT — See Note 2 to Financial Statements for a discussion of significant PUCT matters.

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended March 31,		%
	2020	2019	Change
Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	9,417	10,319	(8.7)
Commercial, industrial, small business and other	21,003	19,793	6.1
Total electric energy volumes	30,420	30,112	1.0
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	84.0	82.0	2.4
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.3	1.2	8.3
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	67.0	68.2	(1.8)
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,703	3,639	1.8

	Three Months Ended March 31,		$
	2020	2019	Change
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$496	$499	$(3)
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	196	143	53
Billed to REPs serving Oncor distribution customers, through TCRF	109	85	24
Total transmission base revenues	305	228	77
Other miscellaneous revenues	16	17	(1)
Total revenues contributing to earnings	817	744	73

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	245	260	(15)
EECRF and other regulatory charges	10	12	(2)
Total revenues collected for pass-through expenses	255	272	(17)

Total operating revenues	$1,072	$1,016	$56

________________

(a)

SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.  The statistics presented are based on twelve months ended March 31, 2020 and 2019 data.

Financial Results — Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Total operating revenues increased $56 million, or 6%, to $1,072 million in 2020.  Revenue is billed under tariffs approved by the PUCT.  Our next general rate review is required to be filed with the PUCT on or before October 1, 2021.

Revenues that contribute to earnings increased $73 million during the three months ended March 31, 2020.  The change reflected the following components:

•

A Decrease in Distribution Base Revenues — Distribution base rate revenues decreased $3 million during the three months ended March 31, 2020.  Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The PUCT allows utilities to file, under certain circumstances, DCRF rate adjustments between comprehensive base rate proceedings to recover distribution investments and certain other related costs on an interim basis.  The decrease in distribution base rate revenues primarily reflects:

o	$22 million net decrease due to lower consumption driven primarily by weather,

Partially offset by:

o	$8 million increase due to growth in points of delivery,
o	$6 million increase due to the effects of the DCRF rate increases effective September 1, 2019, and
o	$5 million increase due to NTU wholesale distribution substation service revenue following the closing of the InfraREIT Acquisition on May 16, 2019.

See the DCRF Filings Table below for a listing of annual filings impacting revenues for 2020 and 2019.

DCRF Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact
50734 (a)	April 2020	September 2020	$76
49427	April 2019	September 2019	$25
48231	April 2018	September 2018	$15

___________

(a)

Our DCRF application requests a rate effective date of September 1, 2020. Due to the ongoing COVID-19 pandemic, we filed a motion to stay the docket for 60 days, which was granted on April 6, 2020.  See “Regulation and Rates – Matters with the PUCT” below for more information on the docket.

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) increased $77 million during the three months ended March 31, 2020.  TCOS revenues are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The increase in TCOS revenues for the three months ended March 31, 2020 compared to the 2019 period reflects a:

o	$57 million increase due to the InfraREIT Acquisition, and
o	$20 million increase due to effects of TCOS updates.

See TCOS Filings Table below for a listing of transmission interim rate update applications and anticipated impacts on revenues for the three months ended March 31, 2020 and 2019, as well as filings and the anticipated impact to revenues for the year ended December 31, 2020.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
50490	January 2020	March 2020	$32	$21	$11
49793	July 2019	September 2019	$33	$21	$12
49160	January 2019	April 2019	$19	$12	$7
48559	July 2018	October 2018	$21	$13	$8

Revenues collected for pass-through expenses decreased $17 million during the three months ended March 31, 2020.  While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings.  The net change reflected the following components:

•

A Decrease in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF revenues decreased $15 million during the three months ended March 31, 2020.  TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to third-party transmission service providers under their TCOS rates and the retail portion of our own TCOS rate described above.  Changes in our TCRF Third-Party revenue are to pass through an increase in third-party wholesale transmission service expense.  At March 31, 2020, $14 million was deferred as over-recovered wholesale transmission service expense (see Note 2 to Financial Statements).  PUCT rules require us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  See TCRF Filings Table below for a listing of TCRF filings impacting cash flows for the three months ended March 31, 2020 and 2019, as well as filings and the anticipated impacts to cash flows for the year ended December 31, 2020.

TCRF Filings Table

			Billing Impact
			for Period Effective
Docket No.	Filed	Effective	Increase (Decrease)
50300	December 2019	March 2020 - August 2020	$(72)
49593	May 2019	September 2019 - February 2020	$192
48930	November 2018	March 2019 - August 2019	$(121)
48408	May 2018	September 2018 - February 2019	$110

•

A Net Decrease in EECRF and Other Regulatory Surcharges — EECRF and other regulatory surcharge revenues decreased by $2 million during the three months ended March 31, 2020.  The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and refund or recover any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The decrease is due to $2 million lower energy efficiency program costs.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the three months ended March 31, 2020 and 2019, as well as filings that will impact revenues for the year ended December 31, 2020.

EECRF Filings Table

Docket No.	Filed	Effective	Program Costs	Performance Bonus	Under-/ (Over)- Recovery
49594	May 2019	March 2020	$50	$9	$(3)
48421	June 2018	March 2019	$50	$7	$-
47235	June 2017	March 2018	$50	$12	$(6)

Wholesale transmission service expense decreased $15 million, or 6%, to $245 million in 2020 due to lower fees paid to third-party transmission entities.

Operation and maintenance expense increased $11 million to $232 million in 2020. The increase includes $9 million in higher labor and contractor related costs and $2 million in higher vegetation management costs.

Depreciation and amortization increased $21 million to $193 million in 2020.  The increase is attributable to ongoing investments in property, plant and equipment with $12 million related to the InfraREIT Acquisition.

Provision in lieu of income taxes totaled $26 million (including a $3 million benefit related to nonoperating income) in 2020 compared to $22 million (including a $3 million benefit related to nonoperating income) in 2019.

The effective income tax rate was 16.6% and 15.9% for the 2020 and 2019 periods, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA, partially offset by the effects of the Texas margin tax.

Taxes other than income taxes increased $9 million and reflects an $8 million increase in property taxes, including $4 million resulting from the InfraREIT Acquisition and $1 million in higher local franchise fees.

Other income and (deductions) - net was $4 million favorable in 2020 compared to 2019.  The variance is primarily due to allowance for funds used during construction (AFUDC) equity income in the current period.  See Note 10 to Financial Statements for more information.

Interest expense and related charges increased $15 million to $101 million in 2020.  The current period includes a $19 million increase due to higher average borrowings including an $11 million increase attributable to the InfraREIT Acquisition, partially offset by a $5 million decrease due to lower average interest rates.

Net income was $15 million higher than the prior period, primarily driven by the impacts of the InfraREIT Acquisition, increases in base transmission and distribution rates and customer growth, partially offset by lower consumption due to weather, increases in operation and maintenance expense, depreciation and amortization, property taxes and interest expense.

OTHER COMPREHENSIVE INCOME

In February and March 2020, we entered into interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on anticipated issuances of ten-year and thirty-year senior secured notes (see Note 5 to Financial Statements for information regarding the debt issuances).  The hedges were terminated in March 2020 upon the issuance of the 2030 Notes and 2050 Notes, and a $29 million ($23 million after-tax) loss was reported in other comprehensive income. We expect approximately $4 million of the amount reported in accumulated other comprehensive loss at March 31, 2020 related to interest rate hedges to be reclassified into net income as an increase to interest expense within the next twelve months, including $2 million related to current period transactions.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Cash provided by operating activities totaled $202 million and $186 million in 2020 and 2019, respectively. The $16 million increase is primarily the result of a $119 million increase in transmission and distribution receipts and a  $6 million decrease in commercial paper interest payments, partially offset by a  $40 million increase in long-term debt interest payments, $30 million increase in property tax payments, $13 million increase in employee benefit plan funding, $10 million increase in materials and supplies purchasing, $8 million decrease in customer deposits and $7 million increase in storm costs.

Cash provided by financing activities totaled $704 million and $327 million in 2020 and 2019, respectively.  The $377 million net increase includes $800 million of new senior secured note issuances, $450 million in borrowings under our January 2020 Term Loan Agreement, partially offset by the repayment of $462 million principal amount of long-term debt (consisting of the $460 million principal amount outstanding under our 2019 Term Loan Agreement and $2 million principal amount of the quarterly amortizing debt for senior secured notes issued under one of our Note Purchase Agreements), $374 million net decrease in outstanding CP Notes, and $34 million in debt discount and financing costs.  For more details, see Notes 4 and 5 to the Financial Statements for additional information regarding short-term borrowings and long-term debt activity, respectively, and Note 7 to Financial Statements for additional information regarding capital contributions from and distributions to our members.

Cash used in investing activities totaled $620 million and $511 million in 2020 and 2019, respectively.  The $109 million increase is primarily due to the increase in capital expenditures for transmission and distribution facilities to serve new customers and infrastructure capital maintenance spending in the current period.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $20 million more than the amounts reported in the statements of consolidated income in both the three months ended March 31, 2020 and 2019.  The differences result from certain regulatory asset amortization reported in operation and maintenance expense and taxes other than income taxes.

Long-Term Debt Activity

Senior Secured Notes Issuances — In March 2020, we issued $400 million aggregate principal amount of 2030 Notes and $400 million aggregate principal amount of 2050 Notes. For more information on the Notes issuance, see Note 5 to Financial Statements.

 Long-Term Unsecured Term Loan Credit Agreements — On January 28, 2020, we executed the January 2020 Term Loan Agreement, a $450 million term loan credit agreement that matures on June 1, 2021.  At March 31, 2020, we had borrowed the full $450 million available under the agreement, through borrowings of $163 million on January 29, 2020, $55 million on February 28, 2020 and $232 million on March 17, 2020. The proceeds from each borrowing were used for general corporate purposes, including the repayment of notes outstanding under our CP Program.

Loans under the January 2020 Term Loan Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.50% until June 1, 2021, or (ii) an alternate base rate (the highest of (1) the prime rate of Sumitomo Mitsui Banking Corporation, the administrative agent and a lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1%).

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

Long-Term Debt Repayments — Repayments of long-term debt in the three months ended March 31, 2020 included repayment of the $460 million principal amount borrowed under the 2019 Term Loan Agreement and $2 million principal amount of the quarterly amortizing debt for senior secured notes issued under one of our Note Purchase Agreements.

See Note 5 to Financial Statements for more information regarding the new long-term debt issuances and long-term debt repayments.

Short-Term Debt Activity

March 2020 Term Loan Agreement —  On March 23, 2020, we entered into the March 2020 Term Loan Agreement with a commitment equal to an aggregate principal amount of $350 million, which may be increased, at our option and upon the agreement of one or more existing or additional lenders, by an aggregate principal amount of between $50 million and $100 million prior to our first borrowing under this agreement. The March 2020 Term Loan Agreement has a maturity date of March 22, 2021, which may be extended once, in whole or part, at our option and upon the payment to the extending lenders of an extension fee to be agreed upon by such extending lenders, to a date not later than September 24, 2021. We may borrow up to $350 million in up to four borrowings which may be made, at our option, at any time between April 1, 2020 and July 21, 2020. Upon the earlier to occur of the fourth borrowing and July 21, 2020, the unused commitments of the lenders to make term loans shall terminate. Loans under the March 2020 Term Loan Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.675%, or (ii) an alternate base rate (the highest of (1) the prime rate of Wells Fargo Bank, National Association, the administrative agent and a lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1%). No amounts were borrowed under the March 2020 Term Loan Agreement as of March 31, 2020.

The March 2020 Term Loan Agreement contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries. The March 2020 Term Loan Agreement also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future. See “Credit Rating Provisions, Covenants and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.

CP Program — As discussed in Note 4 to Financial Statements, in March 2018 we established the CP Program, under which we may issue CP Notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion.  A national bank acts as the issuing and paying agent under the CP Program pursuant to the terms of an issuing and paying agent agreement.  Under the CP Program, we issue CP Notes from time to time, and the proceeds of the CP Notes are used for short-term financing of our business operations.  At March 31, 2020, we had no CP Notes outstanding.

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

Credit Facility — At March 31, 2020, we had a $2.0 billion unsecured Credit Facility with a five-year term expiring in November 2022. The Credit Facility may be used for working capital and general corporate purposes, issuances of letters of credit and support for our CP Program.  We have the option of requesting up to two one-year extensions and an option to request an increase in our borrowing capacity of $400 million, in increments of not less than $100 million, provided certain conditions are met, including lender approvals.  Borrowings under the Credit

Facility are classified as short term on the balance sheet.  At March 31, 2020, we had no outstanding borrowings under the Credit Facility and $9 million in letters of credit.

Because the CP Program is supported by the Credit Facility, CP Notes outstanding reduces the available borrowing capacity.  Considering the letters of credit and the CP Notes outstanding and the limitations described below, available borrowing capacity under the Credit Facility totaled $1.991 billion and $1.944 billion at March 31, 2020 and December 31, 2019, respectively.

The Credit Facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries. The Credit Facility also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future. At March 31, 2020, we were in compliance with this covenant and all other covenants in the Credit Facility. See “Credit Rating Provisions, Covenants and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.

Under the terms of the Credit Facility, the commitments of the lenders to make loans to us are several and not joint.  Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

Regulatory Capital Structure — We have committed to the PUCT to maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently 57.5% debt to 42.5% equity.  Our actual regulatory capitalization ratio was 56.5% debt to 43.5% equity at March 31, 2020. See Note 7 to Financial Statements for discussion of the regulatory capitalization ratio.  Our ability to incur additional long-term debt is limited by our regulatory capital structure, as we are able to issue future long-term debt only to the extent that we are in compliance therewith.

Available Liquidity and Liquidity Needs, Including Capital Expenditures

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

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, has been our ability to borrow under our Credit Facility, which also supports our CP Program.  Because the CP Program is supported by the Credit Facility, commercial paper outstanding is a reduction to the available borrowing capacity.  Cash and cash equivalents totaled $290 million and $4 million at March 31, 2020 and December 31, 2019, respectively.  Considering commercial paper and letters of credit outstanding, available liquidity (cash and available Credit Facility borrowing capacity) at March 31, 2020 totaled $2.281 billion, reflecting an increase of $333 million from December 31, 2019 primarily due to the issuance of new long-term debt and repayment of CP Notes. See Note 4 to Financial Statements for more information on these transactions.

In March 2020, we took steps to increase our available liquidity by borrowing the remaining $232 million available under our January 2020 Term Loan Agreement, issuing an aggregate of $800 million of Notes, repaying outstanding commercial paper and the $460 million principal amount outstanding under the 2019 Term Loan Agreement, and entering into the March 2020 Term Loan Agreement. See Notes 4 and 5 to Financial Statements for more information on these transactions. Beginning April 1, 2020, we are able to borrow up to $350 million under the March 2020 Term Loan Agreement increasing our available liquidity to $2.631 billion as of that date. We have not made any borrowings under the March 2020 Term Loan Agreement to date.

We expect cash flows from operations as well as availability under the March 2020 Term Loan Agreement, our Credit Facility and, to the extent we can access the commercial paper market on reasonable terms during the

COVID-19 pandemic and its aftermath, the CP Program, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.  Should additional liquidity or capital requirements arise, we may need to access the capital and credit markets, seek member capital contributions or preserve equity through reductions or suspension of distributions to members.  In addition, we may also consider additional new debt issuances, repurchases, exchange offers and other transactions in order to refinance or manage our long-term debt.  The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets including any uncertainty due to the COVID-19 pandemic, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be recoverable through rates.

The COVID-19 pandemic has not had a material adverse impact on our liquidity to date. However, we do face risks and uncertainties related to the pandemic, including as a result of its impact on capital and credit markets, and cannot predict whether, or to what extent, the pandemic will have a material adverse impact on our liquidity in the future. The COVID-19 pandemic has caused significant disruption in the commercial paper market and has substantially impacted capital markets and the availability of financing from commercial banks. As a result our ability to access the capital markets or obtain new credit commitments from commercial banks could become materially constrained.  For further discussion of risks and uncertainties related to the COVID-19 pandemic, see “Item 1A. Risk Factors.”

Various federal and state actions implemented in connection with the COVID-19 pandemic could also impact our liquidity. For example, the federal Coronavirus Aid, Relief, and Economic Security Act (CARES Act) permits retirement plan sponsors to defer certain pension plan contributions required by ERISA.  As a result, we could elect to defer some or all of our 2020 required Oncor Retirement Plan contributions.

In addition, the PUCT issued an order in PUCT Project No. 50664 on March 26, 2020 creating the COVID-19 ERP to aid certain residential customers unable to pay their electricity bills as a result of the impact of COVID-19.  The PUCT order includes a surcharge to collect funds to cover costs relating to the COVID-19 ERP and a $7 million unsecured ERCOT loan.  The PUCT order is designed to minimize the impact that COVID-19 related costs have on the liquidity of transmission and distribution utilities.  For more information on PUCT Project No. 50664 and COVID-19-related regulatory matters, see Note 2 to Financial Statements.

Member Contributions and Distributions

Contributions — We received cash capital contributions from our members on February 18, 2020 and April 27, 2020 each totaling $87 million,

Distributions  — The PUCT order issued in the Sempra Acquisition and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to be out of compliance with the PUCT’s approved debt-to-equity ratio, which is currently 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of our board, a majority of the Disinterested Directors, or either of the two member directors designated by Texas Transmission to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment).  At March 31, 2020, we had $301 million available to distribute to our members as our regulatory capitalization ratio was 56.5% debt to 43.5% equity.

The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt including finance leases plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  Equity is calculated as membership interests determined in accordance with GAAP, excluding accumulated other comprehensive loss and the effects of acquisition accounting from a 2007 transaction.

On February 19, 2020, our board of directors declared a cash distribution of $91 million, which was paid to our members on February 20, 2020.  On April 29, 2020, our board of directors declared a cash distribution of $91 million, which was paid to our members on April 30, 2020.  See Note 7 to Financial Statements for a discussion of distribution restrictions.

Pension and OPEB Plan Funding

Our funding for the pension plans and Oncor OPEB Plans in the calendar year 2020 is expected to total $177 million and $35 million, respectively.  In the three months ended March 31, 2020, we made cash contributions of $13 million to the pension plans and $10 million to the Oncor OPEB Plans.

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

Presented below are the credit ratings assigned for our debt securities at May 4, 2020.

	Senior Secured	Commercial Paper
S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Ratings can be revised upward or downward at any time by a rating agency, if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — The Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the Credit Facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus a spread ranging from 0.875% to 1.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the federal funds effective rate plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Based on the ratings assigned to our senior secured debt securities at May 4, 2020, our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.00%.  A decline in credit ratings would increase the cost of borrowings under the Credit Facility and likely increase the cost of our CP Program and any other debt issuances and additional credit facilities.  The CP Program requires prompt notice to the dealer of any notice of intended or potential downgrade of our credit ratings.

Material Financial Covenants — Our Credit Facility, the Note Purchase Agreements, and term loan agreements each contain a financial covenant that requires maintenance of a consolidated debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP).  Capitalization for our Credit Facility and term loan agreements is calculated as membership interests determined in accordance with GAAP plus debt described above. The ratio under our Note Purchase Agreements is calculated as total debt (all debt of the company and subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. Capitalization under the Note Purchase Agreements is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business.  At March 31, 2020, we were in compliance with this covenant and all other covenants under the Credit Facility, term loan credit agreements and Note Purchase Agreements.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under the Credit Facility our term loan agreements and the Note Purchase Agreements, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged within 60 days may cause the maturity of outstanding balances under those facilities to be accelerated.

Under the Deed of Trust, an event of default under our indentures or, after all applicable notices have been given and all applicable grace periods have expired, under the Note Purchase Agreements, would permit the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Long-Term Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations at March 31, 2020.  See Notes 5 and 6 to Financial Statements for additional disclosures regarding long-term debt and operating lease obligations, respectively.

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Long-term debt (a) – principal	$148	$1,350	$520	$7,451	$9,469
Long-term debt (a) – interest	409	786	693	4,843	6,731
Operating leases	23	52	30	28	133
Obligations under outsourcing agreements	41	9	-	-	50
Total contractual cash obligations	$621	$2,197	$1,243	$12,322	$16,383

____________

(a)	See Note 5 to Financial Statements for more information regarding our long-term debt.

The following are not included in the table above:

•

individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	employment contracts with management;
•	estimated funding of the pension and OPEB plans totaling $212 million in 2020 and $747 million in the five-year period 2020 to 2024 as discussed above under “Pension and OPEB Plans Funding”; and
•	capital expenditure commitments made as part of the Sempra Acquisition (see Note 8 to Financial Statements in our 2019 Form 10-K).

Guarantees

At March 31, 2020, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2020, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Matters with the PUCT

DCRF (PUCT Docket No. 50734) — PUCT rules provide that DCRF applications may only be filed from April 1 to April 8 of each year. Accordingly, on April 3, 2020, we filed with the PUCT, as well as with cities with original jurisdiction over our rates, an application for approval of an updated DCRF.  The DCRF allows us to recover, primarily through our tariff for retail delivery service, certain costs related to our distribution investments.  In our DCRF application, we requested a $76 million increase in annual distribution revenues primarily related to 2019 distribution investments. Our application requests a rate effective date of September 1, 2020. In light of the ongoing COVID-19 pandemic, we filed simultaneously with our DCRF application a motion to stay the docket for a 60-day period ending June 2, 2020. That motion was granted on April 6. Discovery is proceeding during the period of the stay. The application is subject to PUCT approval.

See Note 2 to Financial Statements for a discussion of other significant PUCT matters for the three months ended March 31, 2020.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions.  Such actions or changes could significantly alter our financial position, results of operations or cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  From time to time we transact in financial instruments to hedge interest rate risk related to our forecasted issuances of debt. There were no such hedges in place at March 31, 2020.  All of our long-term debt at March 31, 2020 (except for the January 2020 Term Loan Agreement) and at December 31, 2019 (except for the 2019 Term Loan Agreement) carried fixed interest rates. Each of our term loan agreements contain terms pursuant to which the interest rate charged can vary, at our option, depending on the selected interest period.

The Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the CP Program may bear interest on a fixed rate or floating rate basis and will vary based on market conditions at the time of borrowings. For information on our interest rates charged under the CP Program and Credit Facility, see Note 6 to Financial Statements in our 2019 Form 10-K.

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

Our exposure to credit risk associated with trade accounts receivable totaled $662 million at March 31, 2020.  The receivable balance is before the allowance for uncollectible accounts, which totaled $6 million at March 31, 2020.  The exposure includes trade accounts receivable from REPs totaling $461 million, which are almost entirely noninvestment grade and from transmission customers totaling $50 million, which include investment grade distribution companies and cooperatives and municipalities, which are generally considered low credit risk.  At March 31, 2020, REP subsidiaries of our two largest customers represented 15% and 11% of the trade receivable balance, respectively.  No other parties represented 10% or more of the total trade accounts receivable balance.  We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates was zero at both March 31, 2020 and December 31, 2019.

Except as discussed herein, the information required in this Item 3 is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Form 10-K and is therefore not presented herein.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.”  All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements.  Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K, “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the U.S. Congress, the President of the U.S., the Texas Legislature, the Governor of Texas, the FERC, the PUCT, the North American Electric Reliability Corporation, the Texas RE, the U.S. Department of Energy, the U.S. Environmental Protection Agency, and the Texas Commission on Environmental Quality, with respect to:

-	allowed rate of return;
-	permitted capital structure;
-	industry, market and rate structure;
-	recovery of investments;
-	acquisition and disposal of assets and facilities;
-	operation and construction of assets and facilities;
-	changes in tax laws and policies, including the impact of the TCJA; and
-	changes in and compliance with environmental, sourcing, reliability and safety laws and policies;
•	legal and administrative proceedings and settlements, including the exercise of equitable powers by courts;
•	weather conditions and other natural phenomena;
•	health epidemics and pandemics, including the evolving COVID-19 pandemic and its impact on Oncor’s business and the economy in general;
•	acts of sabotage, wars or terrorist or cyber security threats or activities;
•	economic conditions, including the impact of a recessionary environment;
•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in the ERCOT region;
•	changes in business strategy, development plans or vendor relationships;
•	unanticipated changes in interest rates or rates of inflation;
•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;
•	inability of various counterparties to meet their financial obligations to us, including failure of counterparties to perform under agreements;
•	general industry trends;
•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;
•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB, and future funding requirements related thereto;
•	significant changes in critical accounting policies material to us;
•

commercial bank and financial market conditions, access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in the capital markets and the potential impact of disruptions in U.S. credit markets;

•	circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;

•	financial restrictions under our Credit Facility, term loan credit agreements, Note Purchase Agreements, and indentures governing our debt instruments;
•	our ability to generate sufficient cash flow to make interest payments on our debt instruments;
•	actions by credit rating agencies;
•	our ability to effectively execute our operational strategy; and
•	the risk that any potential cost savings and any other potential synergies from the InfraREIT Acquisition may not be fully realized or may take longer to realize than expected.

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

ITEM 4.   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at the end of the current period included in this quarterly report.  Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.  That evaluation included the impacts of the InfraREIT Acquisition, which closed May 16, 2019.

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

ITEM 1A.   RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control.  In addition to the other information set forth in this report, including “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in “Part I, Item 1A.  Risk Factors” in our 2019 Form 10-K, as well as the risk factor discussed below, which could materially affect our business, financial condition or future results.  The risks described in such reports are not the only risks we face.

Our business could be adversely affected by health epidemics and pandemics, including the current COVID-19 pandemic.

We face risks related to health epidemics and pandemics, including the COVID-19 pandemic, which could lead to the disruption of our business operations by impacting the global economy and our employees, REPs, end-users, wholesale customers, network transmission customers, service providers, vendors and suppliers.  These effects could also have a variety of adverse impacts on us, including reduced demand for energy, particularly from commercial and industrial customers,  delayed or delinquent customer payments to us, slowing growth in our service territory,  reduced availability or productivity of our workforce, constraints on our supply chain, impairment of goodwill or long-lived assets, increased pension funding requirements due to a decline in pension asset values, impairment of our ability to develop, construct and/or operate electricity delivery facilities, and impairment of our ability to access funds from financial institutions and capital markets.  COVID-19 has been declared a pandemic by the World Health Organization and has spread globally, including throughout the United States and Texas. The COVID-19 pandemic is currently impacting the global economy, communities, and supply chains around the world. COVID-19 has also adversely affected conditions in the capital and credit markets and may adversely affect our cost of and access to debt financing. To date, COVID-19 has not had a material adverse impact on our operations, supply chain, liquidity, financial condition, or results of operations. We have taken several precautionary and preemptive actions in response to COVID-19 to protect our workforce and critical operations pursuant to our pandemic response plan, including requiring employees to work remotely when possible and restricting non-essential employee travel.  We are also actively managing our supply chain and communicating regularly with key vendors and suppliers.

We will continue to monitor the COVID-19 pandemic and its impacts and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers and suppliers.  The extent to which COVID-19 does impact our results will ultimately depend on future developments, which are highly uncertain, and will include emerging information concerning the severity of COVID-19, the duration of the pandemic, and the actions taken by governments and private businesses to attempt to contain COVID-19.  Therefore, we cannot predict whether, or to what extent, the COVID-19 pandemic will have a material adverse impact on our operations, supply chain, liquidity, financial condition, or results of operations.

Our results of operations and financial condition could be negatively impacted by any development or event beyond our control that causes economic weakness in the ERCOT market, including the current COVID-19 pandemic.

We derive substantially all of our revenues from operations in the ERCOT market, which covers approximately 75% of the geographical area in the State of Texas.  As a result, regardless of the state of the economy in areas outside the ERCOT market, economic weakness in the ERCOT market (including due to the current COVID-19 pandemic) could lead to reduced demand for electricity in the ERCOT market.  Such a reduction could lead to slowing growth in our service territory and have a material adverse impact on our results of operations and financial condition. In addition, reduced demand for electricity in high growth areas of our service territory, such as west Texas, could lead to a material decrease in our construction projects and five-year capital expenditure projections. The majority of our west Texas growth is related to connecting oil and gas producers to the ERCOT grid. While we currently do not expect the impacts of the COVID-19 pandemic or the recent global reductions in oil and gas prices to have a material adverse impact on our capital expenditure plans, particularly with respect to 2020 projects (the majority of which do not require further ERCOT or PUCT construction approval), we continue to actively monitor the situation. If the situation deteriorates, however, it could adversely impact our future capital expenditure plans.

Our revenues are concentrated in a small number of customers and any delay or default in payment could adversely affect our cash flows, financial condition and results of operations.

Our revenues from the distribution of electricity are collected from approximately 90 REPs and certain electric cooperatives in our certificated service area, that sell the electricity we distribute to consumers.  REP subsidiaries of our two largest counterparties represented 25% and 18% of our total operating revenues for the three months ended March 31, 2020, respectively, and 23% and 18% for the year ended 2019.  In addition, we collect network transmission revenues from distribution companies and cooperatives and municipalities.  Currently, the majority of this network transmission customer revenue comes from customers who are investment grade and, as a result, generally considered low credit risk. PUCT rules allow for the recovery of uncollectible amounts due from REPs (but not network transmission customers) through rates. Adverse economic conditions, structural problems in the market served by ERCOT or the financial difficulties of one or more customers could adversely impact the credit rating of our customers, impair the ability of these customers to pay for our services or could cause them to delay such payments.  We depend on these customers to timely remit these revenues to us.  Delays or defaults in payment from customers could adversely affect our cash flows, financial condition and results of operations.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed*	As
	With File Number	Exhibit

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-100240 Form 8-K (filed March 20, 2020)	4.1		Officer’s Certificate, dated as of March 20, 2020, establishing the terms of Oncor’s 2.75% Senior Secured Notes due 2030 and 3.70% Senior Secured Notes due 2050.

4(b)	333-100240 Form 8-K (filed March 20, 2020)	4.2		Registration Rights Agreement, dated as of March 20, 2020, among Oncor and the representatives of the initial purchasers of the Notes.

(10)	Material Contracts.
Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)	333-100240 Form 8-K (filed February 24, 2020)	10.(a)	—	Oncor Electric Delivery Company LLC Seventh Amended And Restated Executive Annual Incentive Plan.
10(b)	333-100240 Form 8-K (filed February 24, 2020)	10.(b)	—	Oncor Electric Delivery Company LLC Form of Long-Term Incentive Plan Award Agreement for Performance Periods beginning on or after January 1, 2020.

Credit Agreements

10(c)	333-100240 Form 8-K (filed January 30, 2020)	10.1	—

Term Loan Credit Agreement, dated as of January 28, 2020, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein and Sumitomo Mitsui Banking Corporation, as administrative agent and as a lender.

10(d)	333-100240 Form 8-K (filed March 24, 2020)	10.1	—

Term Loan Credit Agreement, dated as of March 23, 2020, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein and Wells Fargo Bank, National Association, as administrative agent and as a lender.

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

Date:  May 4, 2020