Form 10-Q
period 2020-06-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2020-08-05
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of August 5,  2020,  635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC.  None of the membership interests are publicly traded.

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

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2019 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2019
AMS	Advanced metering system
ASU	Accounting Standards Update
CARES Act	Federal “Coronavirus Aid, Relief, and Economic Security” Act, as enacted on March 27, 2020
COVID-19	Coronavirus Disease 2019, the disease caused by the novel strain of coronavirus reported to have surfaced in late 2019
CP Notes	Unsecured commercial paper notes issued under our CP Program
CP Program	Commercial paper program
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

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Renamed Sempra Texas Holdings Corp. (STH) upon closing of the Sempra Acquisition
EFIH

Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings. Renamed Sempra Texas Intermediate Holding Company LLC (STIH) upon closing of the Sempra Acquisition

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

Refers to the Agreement and Plan of Merger, dated as of October 18, 2018, among Oncor, 1912 Merger Sub LLC (a wholly owned, subsidiary of Oncor), Oncor T&D Partners, LP (a wholly owned indirect subsidiary of Oncor), InfraREIT and InfraREIT Partners

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

SU	Refers to Sharyland Utilities, L.P., which was converted into Sharyland on May 16, 2019 in connection with the Sempra-Sharyland Transaction
TCJA	Federal “Tax Cuts and Jobs Act,” as enacted on December 22, 2017
TCOS	Transmission cost of service
TCRF	Transmission cost recovery factor
Texas margin tax	A privilege tax imposed on taxable entities chartered/organized or doing business in the State of Texas that, for accounting purposes, is reported as an income tax
Texas RE

Refers to Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with North American Electric Reliability Corporation standards and ERCOT protocols

Texas Transmission

Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor.  Texas Transmission is an entity indirectly owned by a private investment group led by OMERS Administration Corporation (acting through its infrastructure investment entity, OMERS Infrastructure Management Inc.) and Cheyne Walk Investment Pte. Ltd. Sempra (through STIH) currently owns an indirect 1% ownership interest in Texas Transmission

U.S.	United States of America
Vistra	Refers to Vistra Energy Corp., and/or its subsidiaries, depending on context, formerly a subsidiary of EFH Corp. until October 2016
Vistra Retirement Plan	Refers to a defined benefit pension plan sponsored by an affiliate of Vistra, in which Oncor participates

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(millions of dollars)
Operating revenues (Note 3)	$1,090	$1,041	$2,162	$2,057
Operating expenses:
Wholesale transmission service	233	254	478	514
Operation and maintenance	212	204	444	425
Depreciation and amortization	196	178	389	350
Provision in lieu of income taxes (Note 9)	38	31	67	56
Taxes other than amounts related to income taxes	126	121	257	243
Total operating expenses	805	788	1,635	1,588
Operating income	285	253	527	469
Other deductions and (income) - net (Note 10)	10	25	23	42
Nonoperating benefit in lieu of income taxes	(3)	(4)	(6)	(7)
Interest expense and related charges (Note 10)	102	93	203	179
Net income	$176	$139	$307	$255

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(millions of dollars)
Net income	$176	$139	$307	$255
Other comprehensive income (loss):
Net effects of cash flow hedges (net of tax) (Note 5)	-	-	(23)	(3)
Defined benefit pension plans (net of tax)	2	3	3	3
Total other comprehensive income (loss)	2	3	(20)	-
Comprehensive income	$178	$142	$287	$255

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(millions of dollars)
Cash flows — operating activities:
Net income	$307	$255
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	429	391
Provision in lieu of deferred income taxes - net	14	13
Other – net	(1)	(3)
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 2)	(7)	(108)
Other operating assets and liabilities	(153)	(193)
Cash provided by operating activities	589	355
Cash flows — financing activities:
Issuances of long-term debt (Note 5)	1,265	1,300
Repayment of long-term debt (Note 5)	(465)	(738)
Proceeds of business acquisition bridge loan	-	600
Repayment of business acquisition bridge loan	-	(600)
Payment of acquired entity credit facilities	-	(114)
Net change in short-term borrowings (Note 4)	(39)	260
Capital contributions from members (Note 7)	174	1,470
Distributions to members (Note 7)	(183)	(142)
Debt discount and financing costs – net	(35)	(29)
Cash provided by financing activities	717	2,007
Cash flows — investing activities:
Capital expenditures	(1,283)	(1,047)
Business acquisition (Note 11)	-	(1,328)
Expenditures for third party in joint project	(27)	-
Reimbursement from third party in joint project	13	-
Other – net	11	17
Cash used in investing activities	(1,286)	(2,358)
Net change in cash and cash equivalents	20	4
Cash and cash equivalents — beginning balance	4	3
Cash and cash equivalents — ending balance	$24	$7

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At June 30,	At December 31,
	2020	2019
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$24	$4
Trade accounts receivable – net (Note 10)	749	661
Amounts receivable from members related to income taxes (Note 9)	-	3
Materials and supplies inventories — at average cost	153	148
Prepayments and other current assets	105	96
Total current assets	1,031	912
Investments and other property (Note 10)	125	133
Property, plant and equipment – net (Note 10)	20,315	19,370
Goodwill (Note 1)	4,740	4,740
Regulatory assets (Note 2)	1,708	1,775
Operating lease ROU, third party joint project and other assets (Note 6)	156	106
Total assets	$28,075	$27,036

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings	$7	$46
Long-term debt due currently (Note 5)	613	608
Trade accounts payable	427	394
Amounts payable to members related to income taxes (Note 9)	66	22
Accrued taxes other than amounts related to income taxes	144	236
Accrued interest	90	83
Operating lease and other current liabilities (Note 6)	207	237
Total current liabilities	1,554	1,626
Long-term debt, less amounts due currently (Note 5)	8,805	8,017
Liability in lieu of deferred income taxes (Note 9)	1,866	1,821
Regulatory liabilities (Note 2)	2,777	2,793
Employee benefit obligations (Note 8)	1,786	1,834
Operating lease, third party joint project and other obligations (Notes 6 and 10)	210	146
Total liabilities	16,998	16,237
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account ― number of units outstanding 2020 and 2019 – 635,000,000	11,236	10,938
Accumulated other comprehensive loss	(159)	(139)
Total membership interests	11,077	10,799
Total liabilities and membership interests	$28,075	$27,036

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

Our condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019 include the results of our wholly owned indirect subsidiary, NTU, which is a regulated utility that provides electricity transmission delivery service in the north-central, western and panhandle regions of Texas. We acquired NTU as part of the InfraREIT Acquisition that closed on May 16, 2019.

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

Interest Rate Derivatives and Hedge Accounting

We are exposed to interest rates primarily as a result of our current and expected use of financing. We may, from time to time, utilize interest rate derivative instruments typically designated as cash flow hedges, to lock in interest rates in anticipation of future financings.  We may designate an interest rate derivative instrument as a cash flow hedge if it effectively converts anticipated cash flows associated with interest payments to a fixed dollar amount.  In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset to other comprehensive income.  Amounts remain in accumulated other comprehensive income and are reclassified into net income as the interest expense on the related debt affects net income.  See Note 5 for information on our interest rate hedging activity.

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

Changes in Accounting Standards

Topic 326, “Financial Instruments—Credit Losses” – In June 2016, the FASB issued ASU No. 2016-13, which changes how entities account for credit losses on receivables and certain other financial assets. The guidance requires use of a current expected credit loss model, which may result in earlier recognition of credit losses than under previous accounting standards.  We adopted the new standard effective January 1, 2020. The adoption of the new standard did not have a material impact on our consolidated financial statements.

Topic 848, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” – In March 2020, the FASB issued ASU No. 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  ASU No. 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The standard allows entities to account for contract modifications as an event that does not require reassessment or remeasurement (i.e., as a continuation of the existing contract).  Our Credit Facility and term loan agreements use LIBOR as a benchmark for establishing interest rates.  Our term loan agreements currently contain maturity dates that are prior to the anticipated date that any LIBOR phase out will occur.  Implementation has not had an impact on our consolidated financial statements. In the event we modify our Credit Facility or term loan agreements related to the phase-out of LIBOR, we will evaluate the optional expedients and exceptions under the standard.

2.    REGULATORY MATTERS

Regulatory Assets and Liabilities

Recognition of regulatory assets and liabilities and the periods over which they are to be recovered or refunded through rate regulation reflect the decisions of the PUCT.  Components of our regulatory assets and liabilities and their remaining recovery periods as of June 30, 2020 are provided in the table below.  Amounts not currently earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period
	At June 30, 2020	At June 30, 2020	At December 31, 2019
Regulatory assets:
Employee retirement liability (a)(b)(c)	To be determined	$605	$623
Employee retirement costs being amortized	8 years	244	262
Employee retirement costs incurred since the last rate review period (b)	To be determined	74	79
Self-insurance reserve (primarily storm recovery costs) being amortized	8 years	287	309
Self-insurance reserve incurred since the last rate review period (primarily storm related) (b)	To be determined	240	238
Securities reacquisition costs	Lives of related debt	26	29
Under-recovered AMS costs	8 years	160	170
Energy efficiency performance bonus (a)	1 year or less	5	9
Wholesale distribution substation service	To be determined	44	34
Other regulatory assets (d)	Various	23	22
Total regulatory assets		1,708	1,775

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,216	1,178
Excess deferred taxes	Primarily over lives of related assets	1,541	1,574
Over-recovered wholesale transmission service expense (a)	1 year or less	3	30
Other regulatory liabilities	Various	17	11
Total regulatory liabilities		2,777	2,793
Net regulatory assets (liabilities)		$(1,069)	$(1,018)

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(c)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(d)

Includes $7 million in regulatory assets established to track our incremental costs related to the impact of the COVID-19 pandemic at June 30, 2020, including costs relating to our pandemic response plan.

PUCT Project No. 50664 Issues Related to the State of Disaster for the Coronavirus Disease 2019

In March 2020, the PUCT issued an order in PUCT Project No. 50664 Issues Related to the State of Disaster for the Coronavirus Disease 2019 creating the COVID-19 Electricity Relief Program (COVID-19 ERP) to aid certain eligible residential customers unable to pay their electricity bills as a result of the COVID-19 pandemic impacts. To fund that program, the PUCT order also provided for an initial $0.33 per MWh surcharge to be collected by transmission and distribution utilities through rates and directed ERCOT to provide an aggregate amount of $15 million in loans to those transmission and distribution utilities for the initial funding of the COVID-19 ERP. As a result, in April 2020 we filed a tariff rider implementing the surcharge and received an unsecured loan from ERCOT in the principal amount of $7 million. The PUCT order provides that we may request an increase of the surcharge amount if the collections appear insufficient to cover eligible costs of the COVID-19 ERP. Surcharge collections will be recorded as a regulatory liability until the funds are used. Surcharge collections may only be used to reimburse transmission and distribution utilities and REPs for eligible unpaid bills from residential customers enrolled in the COVID-19 ERP, to cover costs of a third-party administrator to administer the eligibility process, and to reimburse ERCOT for the initial funding of the program. At June 30, 2020, we had collected $6  million under the rider surcharge. In July 2020, the PUCT extended the expiration date of the COVID-19 ERP to August 31, 2020. Reimbursements paid by us pursuant to the COVID-19 ERP totaled $7 million at June 30, 2020 (including $4 million of reimbursements to Oncor for electricity delivery charges).

The PUCT also authorized the transmission and distribution utilities to use a regulatory asset accounting mechanism and a subsequent process to seek future recovery of expenses resulting from the effects of the COVID-19 pandemic. Therefore, we are recording incremental costs incurred by Oncor resulting from the effects of the COVID-19 pandemic, including costs relating to the implementation of our pandemic response plan, as a regulatory asset. At June 30, 2020, we recorded $7 million with respect to this regulatory asset. In the event there are reimbursements paid by us pursuant to the COVID-19 ERP (including repayment of the loan from ERCOT) in excess of the amounts collected through the tariff rider surcharge, we expect to recover such costs through regulatory asset treatment.

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

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$519	$497	$1,014	$996
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	200	168	395	312
Billed to REPs serving Oncor distribution customers, through TCRF	111	93	221	177
Total transmission base revenues	311	261	616	489
Other miscellaneous revenues	18	19	34	35
Total revenues contributing to earnings	848	777	1,664	1,520

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	233	254	478	514
EECRF and other regulatory charges	9	10	20	23
Revenues collected for pass-through expenses	242	264	498	537

Total operating revenues	$1,090	$1,041	$2,162	$2,057

Customers

Our distribution customers consist of approximately 90 REPs and certain electric cooperatives in our certificated service area.  The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.  Our transmission base revenues are collected from load serving entities benefiting from our transmission system.  Our transmission customers consist of other distribution companies,  municipalities and electric cooperatives.  REP subsidiaries of our two largest counterparties represented 23% and 16% of our total operating revenues for the three months ended June 30, 2020 and 24% and 17% of our total operating revenues for the six months ended June 30, 2020.  No other customer represented more than 10% of our total operating revenues.

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

Pass-through Expenses

Revenue equal to expenses that are allowed to be passed-through to customers (primarily third party wholesale transmission service and energy efficiency program costs) are recognized at the time the expense is recognized. Franchise taxes are assessed by local governmental bodies, based on kWh delivered and are not a “pass-through” item.  The rates we charge customers are intended to recover the franchise taxes, but we are not acting as an agent to collect the taxes from customers; therefore, franchise taxes are reported as a principal component of “taxes other than amounts related to income taxes” instead of a reduction to “revenues” in the income statement.

 Joint Project with Lubbock Power & Light (LP&L)

Oncor is currently involved in an estimated $400 million joint project with LP&L, with costs and resulting assets to ultimately be split by Oncor and LP&L, that involves the build out of transmission lines to join the City of Lubbock to the ERCOT market. Oncor is completing the construction, with LP&L reimbursing Oncor during the project for its portion of the construction costs.  The LP&L related assets and a corresponding liability will remain on Oncor’s balance sheet until the end of the project when title to the LP&L portion of the assets transfers to LP&L.  As a unique and nonrecurring construction project, the transfer of title will be accounted for as a sale of nonfinancial assets.

4.    SHORT-TERM BORROWINGS

At June 30, 2020 and December 31, 2019, outstanding short-term borrowings under our CP Program and Credit Facility consisted of the following:

	At June 30,	At December 31,
	2020	2019
Total credit facility borrowing capacity	$2,000	$2,000
Commercial paper outstanding (a)	-	(46)
Credit facility outstanding (b)	-	-
Letters of credit outstanding (c)	(9)	(10)
Available unused credit	$1,991	$1,944

____________

a)	The weighted average interest rate for commercial paper was 1.84% at December 31, 2019.
b)	At June 30, 2020, the applicable interest rate for any outstanding borrowings was LIBOR plus 1.00%.
c)	The interest rate on outstanding letters of credit at both June 30, 2020 and December 31, 2019 was 1.20% based on our credit ratings.

CP Program

In March 2018, we established the CP Program, under which we may issue CP Notes on a private placement basis up to a maximum aggregate face or principal amount outstanding at any time of $2.0 billion.  The proceeds of CP Notes issued under the CP Program are used for working capital and general corporate purposes. The CP Program obtains liquidity support from our Credit Facility, which is discussed below.  We may utilize either the CP Program or the Credit Facility, at our option, to meet our short-term funding needs.

Credit Facility

In November 2017, we entered into a $2.0 billion unsecured Credit Facility to be used for working capital and general corporate purposes, issuances of letters of credit and to support our CP Program.  We may request increases in our borrowing capacity in increments of not less than $100 million, not to exceed $400 million in the aggregate provided certain conditions are met, including lender approvals. The Credit Facility’s five-year term expires in November 2022 and gives us the option of requesting up to two one-year extensions, with such extensions subject to certain conditions and lender approvals.

5.    LONG-TERM DEBT

Our senior notes are secured by a first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.  At June 30, 2020 and December 31, 2019, our long-term debt consisted of the following:

	June 30,	December 31,
	2020	2019
Fixed Rate Secured:
5.75% Senior Notes due September 30, 2020	$126	$126
8.50% Senior Notes, Series C, due December 30, 2020	13	14
4.10% Senior Notes, due June 1, 2022	400	400
7.00% Debentures due September 1, 2022	482	482
2.75% Senior Notes due June 1, 2024	500	500
2.95% Senior Notes due April 1, 2025	350	350
3.86% Senior Notes, Series A, due December 3, 2025	174	174
3.86% Senior Notes, Series B, due January 14, 2026	38	38
3.70% Senior Notes due November 15, 2028	650	650
5.75% Senior Notes due March 15, 2029	318	318
7.25% Senior Notes, Series B, due December 30, 2029	35	36
2.75% Senior Notes due May 15, 2030	400	-
6.47% Senior Notes, Series A, due September 30, 2030	80	83
7.00% Senior Notes due May 1, 2032	500	500
7.25% Senior Notes due January 15, 2033	350	350
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	500	500
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes, due June 1, 2049	500	500
3.10% Senior Notes, due September 15, 2049	700	700
3.70% Senior Notes due May 15, 2050	400	-
Secured long-term debt	9,016	8,221
Unsecured:
Term loan agreement maturing October 6, 2020	-	460
Term loan agreement maturing June 1, 2021	450	-
Term loan agreement maturing June 30, 2021	15	-
Total long-term debt	9,481	8,681
Unamortized discount and debt issuance costs	(63)	(56)
Less amount due currently	(613)	(608)
Long-term debt, less amounts due currently	$8,805	$8,017

Long-Term Debt-Related Activity in 2020

Debt Issuances

On March 20, 2020, we completed a sale of $400 million aggregate principal amount of 2.75% Senior Secured Notes due May 15, 2030 (2030 Notes) and $400 million aggregate principal amount of 3.70% Senior Secured Notes due May 15, 2050 (2050 Notes and, together with the 2030 Notes, the Notes). We used the proceeds (net of the initial purchasers’ discount, fees and expenses) of approximately $790 million from the sale of the Notes for general corporate purposes, including the repayment of short-term and long-term debt.

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

The Notes were issued in separate private placements and were not registered under the Securities Act.  We have agreed, subject to certain exceptions, to register with the SEC notes having substantially identical terms as the Notes (except for provisions relating to the transfer restriction and payment of additional interest) as part of our offers to exchange freely tradable exchange notes for the Notes.  We have agreed to use commercially reasonable efforts to cause the exchange offers to be completed within 315 days after the applicable issue date of the Notes.  If a registration statement for the exchange offers is not declared effective by the SEC within 270 days after the applicable issue date of the Notes or the exchange offers are not completed within 315 days after the applicable issue date of the Notes (an exchange default), then the annual interest rate on each series of the Notes will increase 50 basis points per annum until the earlier of the expiration of the exchange default or the second anniversary of the issue dates of the Notes. The registration statement for the exchange offers was declared effective on July 13, 2020, which was within the 270 days of the issue date of the Notes.

March 2020 Term Loan Agreement

On March 23, 2020, we entered into an unsecured term loan agreement (March 2020 Term Loan Agreement) with Wells Fargo Bank, National Association (Wells Fargo), the administrative agent and a lender under the agreement with a commitment equal to an aggregate principal amount of $350 million. We entered into an amendment to the agreement in June 2020. As amended, the March 2020 Term Loan Agreement has a maturity date of June 30, 2021. We may borrow up to $350 million in up to four borrowings which may be made, at our option, at any time in the period beginning on April 1, 2020 and ending on the earliest to occur of (i) the date on which the term loans are funded in full and no commitments remain unused, (ii) the fourth funding date and (iii) 5:00 p.m. Eastern time on August 7, 2020. As amended, the March 2020 Term Loan Agreement provides for loans to bear interest at per annum rates equal to, at our option, (x) LIBOR plus 0.950%, or (y) an alternate base rate (the highest of (1) the prime rate of Wells Fargo, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1%). On June 30, 2020, we made our first borrowing under the March 2020 Term Loan Agreement, in the amount of $15 million. The proceeds from the borrowing were used for general corporate purposes.

January 2020 Term Loan Agreement

On January 28, 2020, we executed a $450 million term loan agreement that matures on June 1, 2021 (January 2020 Term Loan Agreement).  The January 2020 Term Loan Agreement provides for borrowing the full amount in up to four borrowings by April 27, 2020.  We borrowed $163 million on January 29, 2020, $55 million on February 28, 2020 and $232 million on March 17, 2020 under the January 2020 Term Loan Agreement. At June 30, 2020, borrowings under the January 2020 Term Loan Agreement totaled $450 million, the full amount available under the agreement.

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

Interest Rate Hedge Transactions

In February and March of 2020, we entered into interest rate hedge transactions hedging the variability of benchmark bond rates used to determine interest rates on anticipated issuances of ten-year and thirty-year senior secured notes.  The hedges were terminated in March 2020 upon our issuance of the Notes discussed in “Debt Issuances” above.  We recognized a $29 million ($23 million after-tax) loss related to the fair value of the hedge transactions in accumulated other comprehensive loss.  We expect approximately $4 million of the amount reported in accumulated other comprehensive loss at June 30, 2020 related to interest rate hedges to be reclassified into net income as an increase to interest expense within the next 12 months, including $2 million from the current period transactions.

Debt Repayments

Repayments of long-term debt during the six months ended June 30, 2020 included $460 million principal amount borrowed under a term loan agreement entered into in 2019 that was to mature in October 2020 (2019 Term Loan Agreement) and $5 million principal amount of the quarterly amortizing debt for senior secured notes issued under one of our Note Purchase Agreements. The $460 million repaid under the 2019 Term Loan Agreement constituted all amounts outstanding under that agreement, and as a result of that repayment, the 2019 Term Loan Agreement is no longer in effect.

Deed of Trust

Our secured indebtedness is secured equally and ratably by a first priority lien on property Oncor acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At June 30, 2020, the amount of available bond credits was $1.975 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $3.062 billion.

Borrowings under the CP Program, the Credit Facility, and our term loan agreements are not secured.

Maturities

Long-term maturities (including current maturities) at June 30, 2020, are as follows:

Year	Amount
2020 (excluding first six months of 2020)	$148
2021	474
2022	891
2023	10
2024	511
Thereafter	7,447
Unamortized discount and debt issuance costs	(63)
Total	$9,418

Fair Value of Long-Term Debt

At June 30, 2020 and December 31, 2019, the estimated fair value of our long-term debt (including current maturities) totaled $11.471 billion and $10.003 billion, respectively, and the carrying amount totaled $9.418 billion and $8.625 billion, respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

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

The table below presents the maturity analysis of our lease liabilities and reconciliation to the present value of lease liabilities:

Year	Amount
2020 (remaining six months)	$16
2021	29
2022	25
2023	18
2024	12
Thereafter	29
Total undiscounted lease payments	129
Less imputed interest	(11)
Total future minimum lease payments	$118

See Note 8 to Financial Statements in our 2019 Form 10-K for additional information on leases.

7.    MEMBERSHIP INTERESTS

Cash Contributions

We received cash capital contributions from our members on February 18, 2020, April 27, 2020 and July 28, 2020 each in the amount of $87 million.

Cash Distributions

The PUCT order issued in the Sempra Acquisition and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to be out of compliance with the PUCT’s approved debt-to-equity ratio, which is currently 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of our board, a majority of the Disinterested Directors, or either of the two member directors designated by Texas Transmission to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment).  At June 30, 2020, we had $461 million available to distribute to our members as our regulatory capitalization ratio was 55.9% debt to 44.1% equity.

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

On February 19, 2020, our board of directors declared a cash distribution of $91 million, which was paid to our members on February 20, 2020. On April 29, 2020, our board of directors declared a cash distribution of $91 million, which was paid to our members on April 30, 2020. On July 29, 2020, our board of directors declared a cash distribution of $92 million, which was paid to our members on July 30, 2020.

Membership Interests

The following tables present the changes to membership interests during the three and six months ended June 30, 2020 and 2019, net of tax:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at March 31, 2020	$11,065	$(161)	$10,904
Net income	176	-	176
Distributions	(92)	-	(92)
Capital contributions	87	-	87
Net effects of cash flow hedges (Note 5)	-	-	-
Defined benefit pension plans	-	2	2
Balance at June 30, 2020	$11,236	$(159)	$11,077

Balance at March 31, 2019	$8,743	$(167)	$8,576
Net income	139	-	139
Distributions	(71)	-	(71)
Capital contributions	1,400	-	1,400
Net effects of cash flow hedges	(1)	1	-
Defined benefit pension plans	-	2	2
Balance at June 30, 2019	$10,210	$(164)	$10,046

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2019	$10,938	$(139)	$10,799
Net income	307	-	307
Distributions	(183)	-	(183)
Capital contributions	174	-	174
Net effects of cash flow hedges (Note 5)	-	(23)	(23)
Defined benefit pension plans	-	3	3
Balance at June 30, 2020	$11,236	$(159)	$11,077

Balance at December 31, 2018	$8,624	$(164)	$8,460
Net income	255	-	255
Distributions	(142)	-	(142)
Capital contributions	1,470	-	1,470
Net effects of cash flow hedges	3	(3)	-
Defined benefit pension plans	-	3	3
Balance at June 30, 2019	$10,210	$(164)	$10,046

Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the changes to AOCI for the six months ended June 30, 2020 and 2019, net of tax:

	Cash Flow Hedges – Interest Rate Swaps	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(18)	$(121)	$(139)
Defined benefit pension plans	-	3	3
Cash flow hedges — net decrease in fair value of derivatives (net of tax benefit of $6) (Note 5)	(23)	-	(23)
Balance at June 30, 2020	$(41)	$(118)	$(159)

Balance at December 31, 2018	$(16)	$(148)	$(164)
Defined benefit pension plans	-	3	3
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges	1	-	1
Amounts reclassified from AOCI to capital account	(4)	-	(4)
Balance at June 30, 2019	$(19)	$(145)	$(164)

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

Pension and OPEB Costs

Our net costs related to pension plans and the Oncor OPEB Plans for the three and six months ended June 30, 2020 and 2019 were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Components of net allocated pension costs:
Service cost	$7	$6	$15	$13
Interest cost	26	32	51	64
Expected return on assets	(28)	(30)	(55)	(60)
Amortization of net loss	12	8	24	15
Net pension costs	17	16	35	32
Components of net OPEB costs:
Service cost	2	1	3	3
Interest cost	8	11	16	22
Expected return on assets	(2)	(2)	(4)	(4)
Amortization of prior service cost	(5)	(5)	(10)	(10)
Amortization of net loss	2	5	5	9
Net OPEB costs	5	10	10	20
Total net pension and OPEB costs	22	26	45	52
Less amounts deferred principally as property or a regulatory asset	(3)	(7)	(7)	(14)
Net amounts recognized as operation and maintenance expense or other deductions	$19	$19	$38	$38

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

Pension and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and Oncor OPEB Plans of $43 million and $18 million, respectively, during the six months ended June 30, 2020.  We expect to make additional cash contributions to the pension plans and Oncor OPEB Plans of $91 million and $17 million, respectively, during the remainder of 2020.  Our aggregate pension plans and Oncor OPEB Plans funding is expected to total approximately $586 million and $176 million, respectively, in the five-year period 2020 to 2024 based on the latest actuarial projections.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheets consisted of the following:

	At June 30, 2020			At December 31, 2019
	STH	Texas Transmission	Total	STH	Texas Transmission	Total

Federal income taxes payable (receivable)	$26	$7	$33	$(2)	$(1)	$(3)
Texas margin tax payable	33	-	33	22	-	22
Net payable (receivable)	$59	$7	$66	$20	$(1)	$19

There were no cash payments made to (received from) members related to income taxes for the six months ended June 30, 2020. Cash payments made to (received from) members related to income taxes for the six months ended June 30, 2019 consisted of the following:

	Six Months Ended June 30, 2019
	STH	Texas Transmission	Total

Federal income taxes	$27	$6	$33
Texas margin tax	20	-	20
Total payments (receipts)	$47	$6	$53

See Note 7 for information regarding distributions to and capital contributions from members.

•

As a result of the Sempra-Sharyland Transaction, Sharyland became a related party as of May 16, 2019.  Sharyland provided wholesale transmission service to us in the amount of $7 million and we provided Sharyland with substation monitoring and switching services of less than $1 million in the six months ended June 30, 2020.

10.   SUPPLEMENTARY FINANCIAL INFORMATION

Other Deductions and (Income)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Professional fees	$2	$1	$3	$4
InfraREIT Acquisition related costs	-	7	-	9
Recoverable pension and OPEB - non-service costs	14	14	27	28
AFUDC equity income	(7)	-	(12)	-
Other, including interest income	1	3	5	1
Total other deductions and (income) - net	$10	$25	$23	$42

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Interest	$105	$95	$206	$182
Amortization of debt issuance costs and discounts	2	2	5	4
Less allowance for funds used during construction – capitalized interest portion	(5)	(4)	(8)	(7)
Total interest expense and related charges	$102	$93	$203	$179

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheets consisted of the following:

	At June 30,	At December 31,
	2020	2019

Gross trade accounts and other receivables	$755	$666
Allowance for uncollectible accounts	(6)	(5)
Trade accounts receivable – net	$749	$661

At June 30, 2020, REP subsidiaries of our two largest customers represented 14% and 11% of the trade accounts receivable balance. At December 31, 2019, REP subsidiaries of our two largest customers represented 15% and 11% of the trade accounts receivable balance.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheets consisted of the following:

	At June 30,	At December 31,
	2020	2019

Assets related to employee benefit plans	$110	$119
Land	12	12
Other	3	2
Total investments and other property	$125	$133

Property, Plant and Equipment

Property, plant and equipment - net reported on our balance sheets consisted of the following.

	Composite Depreciation Rate/	At June 30,	At December 31,
	Avg. Life at June 30, 2020	2020	2019
Assets in service:
Distribution	2.8% / 36.2 years	$14,500	$14,007
Transmission	2.9% / 34.9 years	11,507	11,094
Other assets	6.9% / 14.6 years	1,660	1,648
Total		27,667	26,749
Less accumulated depreciation		8,183	7,986
Net of accumulated depreciation		19,484	18,763
Construction work in progress		810	585
Held for future use		21	22
Property, plant and equipment – net		$20,315	$19,370

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheets as part of property, plant and equipment consisted of the following:

	At June 30, 2020			At December 31, 2019
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Identifiable intangible assets subject to amortization:
Land easements	$586	$110	$476	$575	$107	$468
Capitalized software	945	458	487	933	430	503
Total	$1,531	$568	$963	$1,508	$537	$971

Aggregate amortization expenses for intangible assets totaled $15 million and $13 million for the three months ended June 30, 2020 and 2019, respectively and $31 million and $26 million for the six months ended June 30, 2020 and 2019, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense
2020	$62
2021	62
2022	62
2023	62
2024	61

Operating Lease, Third Party Joint Project and Other Obligations

Operating lease, third party joint project and other obligations reported on our balance sheets consisted of the following:

	At June 30,	At December 31,
	2020	2019

Operating lease liabilities	$90	$66
Investment tax credits	6	6
Third party joint project obligation (a)	31	4
Other	83	70
Total operating lease, third party joint project and other obligations	$210	$146

____________

(a)	Oncor is currently involved in a joint project with Lubbock Power & Light. See Note 3 for more information.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2020	2019

Cash payments (receipts) related to:
Interest	$198	$171
Less capitalized interest	(8)	(7)
Interest payments (net of amounts capitalized)	$190	$164
Amount in lieu of income taxes (a):
Federal	$-	$33
State	-	20
Total payments (receipts) in lieu of income taxes	$-	$53

Noncash increase in operating lease obligations for ROU assets	$41	$22

Noncash investing and financing activity (b):
Acquisition:
Assets acquired	$-	$2,552
Liabilities assumed	-	(1,224)
Cash paid	$-	$1,328

Noncash construction expenditures (c):	$242	$246

____________

(a)	See Note 9 for more information related to income taxes.
(b)	See Note 11 for more information on noncash debt exchanges related to InfraREIT Acquisition.
(c)	Represents end-of-period accruals.

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

Purchase of outstanding InfraREIT shares and units	$1,275
Certain transaction costs of InfraREIT paid by Oncor through June 30, 2019 (a)	53
Total purchase price paid through June 30, 2019	1,328
Adjustments made in the period from June 30, 2019 through March 31, 2020	(4)
Total purchase price paid	$1,324

__________________

(a)

Represents certain transaction costs incurred by InfraREIT in connection with the transaction and paid by Oncor, including a $40 million management termination fee payable to an affiliate of Hunt Consolidated, Inc.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information for the six months ended June 30, 2019 assumes that the InfraREIT Acquisition occurred on January 1, 2019. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the results of operations that would have occurred had the InfraREIT Acquisition been completed on January 1, 2019, nor is the unaudited pro forma financial information indicative of future results of operations, which may differ materially from the pro forma financial information presented here.

Six Months Ended June 30, 2019
Oncor Consolidated Pro Forma Revenues	$2,141

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2020 and 2019 should be read in conjunction with the condensed consolidated financial statements (Financial Statements) and the notes to those statements herein as well as the consolidated financial statements and the notes to those statements and “Risk Factors” contained in our 2019 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

Our condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019 include the results of our wholly owned indirect subsidiary, NTU, which is a regulated utility that provides electricity transmission delivery service in the north-central, western and panhandle regions of Texas. We acquired NTU as part of the InfraREIT Acquisition that closed on May 16, 2019.

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

Significant Activities and Events

COVID-19 Pandemic — COVID-19 has been declared a pandemic by the World Health Organization and has spread globally, impacting the global economy, communities, and supply chains around the world. As a result of the COVID-19 pandemic, beginning in March 2020, various orders were issued at the state and local levels in our service territory declaring a state of disaster relating to the pandemic and requiring individuals to stay at their place of residence except as needed for certain essential matters, including matters related to critical infrastructure. In April 2020, the Governor of Texas began a phased reopening of businesses and activities in the state. Due to a rise in COVID-19 cases in Texas, on June 26, 2020, the Governor of Texas issued an executive order pausing further phases of reopening and re-instituting certain restrictions, which was further amended on July 2, 2020. As a critical infrastructure provider of electricity transmission and distribution services, our operations have continued throughout the pandemic. We have implemented our pandemic response plan and taken various precautionary and preemptive actions under that plan to protect our workforce and critical operations, including requiring employees to work remotely where possible, restricting non-essential business travel, increased sanitation measures and temperature screenings at Oncor facilities, and actively monitoring our supply chain and key vendors and suppliers.

To date, the COVID-19 pandemic has not had a material adverse impact on our business, financial condition, or results of operations. While overall distribution base revenues have increased for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, those increases were modestly impacted by decreased electricity usage as a result of the pandemic. Usage from commercial and industrial customers decreased modestly for the three and six months ended June 30, 2020 as compared to the same periods in 2019, which we believe is largely due to the effects of the pandemic. However, that decrease was partially offset by increased residential usage for the three and six months ended June 30, 2020 as compared to the same periods in 2019, which we believe is largely due to increases in the number of residential customers staying at home during the pandemic. We expect this trend to continue in the near term. For a discussion of the factors contributing to overall distribution base revenues, see “—Results of Operations—Financial Results – Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019” and “—Results of Operations—Financial Results – Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019.”

While the pandemic-related impacts on usage have not materially adversely affected us to date, we cannot predict whether, or to what extent they will affect us in the future, particularly if circumstances related to the pandemic worsen or continue for an extended period of time.  We also face other risks and uncertainties related to COVID-19 and cannot predict whether, or to what extent, the pandemic will have a material adverse impact on our business, financial condition, or results of operations in the future.

In March 2020, the PUCT took action to address the impact of COVID-19 on residential customers, creating the COVID-19 Electricity Relief Program (COVID-19 ERP) to aid certain residential customers unable to pay their electricity bills as a result of the impact of COVID-19. At June 30, 2020, approximately 1.3% of residential premises in our service territory were enrolled in the program. To fund the program, the PUCT provided for a surcharge to be collected by transmission and distribution utilities through rates and directed ERCOT to provide loans to those transmission and distribution utilities for the initial funding of the COVID-19 ERP. As a result, in April 2020 we filed a tariff rider implementing the surcharge and received an unsecured loan from ERCOT in the principal amount of $7 million. At June 30, 2020, we had collected $6 million under the rider surcharge. In July 2020, the PUCT extended the expiration date of the COVID-19 ERP to August 31, 2020. Reimbursements paid by us pursuant to the COVID-19 ERP totaled $7 million at June 30, 2020 (including $4 million of reimbursements to Oncor for electricity delivery charges). The PUCT also authorized the transmission and distribution utilities to use a regulatory asset accounting mechanism and a subsequent process to seek future recovery of expenses resulting from the effects of the COVID-19 pandemic. Therefore, we are recording incremental costs incurred by Oncor resulting from the effects of the COVID-19 pandemic, including costs relating to the implementation of our pandemic response plan, as a regulatory asset. At June 30, 2020, we recorded $7 million with respect to this regulatory asset. In the event there are reimbursements paid by us pursuant to the COVID-19 ERP (including repayment of the loan from ERCOT) in excess of the amounts collected through the tariff rider surcharge, we expect to recover such costs through regulatory asset treatment. There can be no assurance, however, that the rate surcharge and ERCOT loan will provide sufficient funds to cover all of our costs relating to the COVID-19 ERP, or that all amounts in the regulatory assets we have established with respect to COVID-19 or COVID-19 ERP costs will be judged reasonable and necessary by the PUCT in our next rate review, which is required to be filed on or before October 1, 2021.  For more information on the COVID-19 ERP and PUCT matters relating to COVID-19 that impact Oncor, see Note 2 to Financial Statements.

Debt-Related Activities —  In March 2020, we completed a sale of $400 million aggregate principal amount of 2.75% Senior Secured Notes due May 15, 2030 and $400 million aggregate principal amount of 3.70% Senior Secured Notes due May 15, 2050. In the six months ended June 30, 2020, we also entered into two term loan agreements consisting of the $450 million January 2020 Term Loan Agreement and the $350 million March 2020 Term Loan Agreement. As of June 30, 2020, $450 million of principal amount was outstanding under the January 2020 Term Loan Agreement and $15 million of principal amount was outstanding under the March 2020 Term Loan Agreement. Repayments of long-term debt during the six months ended June 30, 2020 included repayment of $460 million of principal amount borrowed under the 2019 Term Loan Agreement and $5 million of principal amount of the quarterly amortizing debt for senior secured notes issued under one of our Note Purchase Agreements. The $460 million repaid under the 2019 Term Loan Agreement constituted all amounts outstanding under that agreement, and as a result of that repayment the 2019 Term Loan Agreement is no longer in effect.

Joint Project with Lubbock Power & Light (LP&L) —  Oncor is currently involved in an estimated $400 million joint project with Lubbock Power & Light (LP&L), with costs to ultimately be split by Oncor and LP&L that involves the build out of transmission lines and associated station work to join the City of Lubbock to the ERCOT market. Oncor is completing the construction, with LP&L reimbursing Oncor for its portion of the construction costs. Once construction is complete, the resulting transmission assets will be split between LP&L and Oncor. Oncor’s expenditures as of June 30, 2020 with respect to the project (minus amounts subject to reimbursement by LP&L) totaled $52 million.  To support its funding of reimbursements to Oncor, LP&L is required to maintain an escrow account with minimum monthly balances.  The balance of the escrow account at June 30, 2020 was $18 million.  Each of Oncor and LP&L is expected to make total expenditures of approximately $139 million and $120 million, respectively, in 2020, with the remainder of the estimated $400 million in costs to be incurred in 2021.  This joint project consists of approximately 175 miles of transmission lines in the Lubbock and surrounding Texas panhandle areas.

Matters with the PUCT —  See Note 2 to Financial Statements for a discussion of significant PUCT matters.

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2020	2019	Change	2020	2019	Change
Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	11,002	9,871	11.5	20,419	20,190	1.1
Commercial, industrial, small business and other	20,036	21,645	(7.4)	41,039	41,438	(1.0)
Total electric energy volumes	31,038	31,516	(1.5)	61,458	61,628	(0.3)
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)				82.1	84.7	(3.1)
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.3	1.2	8.3
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				64.8	69.8	(7.2)
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)				3,723	3,655	1.9

	Three Months Ended June 30,		$	Six Months Ended June 30,		$
	2020	2019	Change	2020	2019	Change
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$519	$497	$22	$1,014	$996	$18
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	200	168	32	395	312	83
Billed to REPs serving Oncor distribution customers, through TCRF	111	93	18	221	177	44
Total transmission base revenues	311	261	50	616	489	127
Other miscellaneous revenues	18	19	(1)	34	35	(1)
Total revenues contributing to earnings	848	777	71	1,664	1,520	144

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	233	254	(21)	478	514	(36)
EECRF and other regulatory charges	9	10	(1)	20	23	(3)
Total revenues collected for pass-through expenses	242	264	(22)	498	537	(39)

Total operating revenues	$1,090	$1,041	$49	$2,162	$2,057	$105

____________

(a)

SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.  The statistics presented are based on twelve months ended June 30, 2020 and 2019 data.

Financial Results — Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Total operating revenues increased $49 million, or 5%, to $1,090 million in 2020.  Revenue is billed under tariffs approved by the PUCT.  Our next general rate review is required to be filed with the PUCT on or before October 1, 2021.

Revenues that contribute to earnings increased $71 million during the three months ended June 30, 2020.  The change reflected the following components:

•

An Increase in Distribution Base Revenues — Distribution base rate revenues increased $22 million during the three months ended June 30, 2020.  Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The PUCT allows utilities to file, under certain circumstances, DCRF rate adjustments between comprehensive base rate proceedings to recover distribution investments and certain other related costs on an interim basis.  The increase in distribution base rate revenues primarily reflects:

o	$12 million increase due to higher consumption attributable to weather,
o	$5 million increase due to growth in points of delivery,
o	$5 million increase due to the effects of the DCRF rate increases effective September 1, 2019, and
o	$3 million increase due to NTU wholesale distribution substation service revenue following the closing of the InfraREIT Acquisition on May 16, 2019, partially offset by
o

$6 million net decrease in consumption primarily attributable to the COVID-19 pandemic, with commercial and industrial customer usage modestly declining, partially offset by increased residential usage.

See the DCRF Filings Table below for a listing of annual filings impacting revenues for 2020 and 2019.

DCRF Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact
50734	April 2020	September 2020	$70
49427	April 2019	September 2019	$25
48231	April 2018	September 2018	$15

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) increased $50 million during the three months ended June 30, 2020.  TCOS revenues are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The increase in TCOS revenues for the three months ended June 30, 2020 compared to the 2019 period reflects a:

o	$28 million increase due to the InfraREIT Acquisition, and
o	$22 million increase due to effects of TCOS updates.

See TCOS Filings Table below for a listing of transmission interim rate update applications and anticipated impacts on revenues for 2020 and 2019.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
51115 (a)	July 2020	September 2020	$43	$28	$15
50490	January 2020	March 2020	$32	$21	$11
49793	July 2019	September 2019	$33	$21	$12
49160	January 2019	April 2019	$19	$12	$7
48559	July 2018	October 2018	$21	$13	$8

___________

(a)	Pending PUCT approval.

Revenues collected for pass-through expenses decreased $22 million during the three months ended June 30, 2020.  While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings.  The net change reflected the following components:

•

A Decrease in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF revenues decreased $21 million during the three months ended June 30, 2020.  TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to third-party transmission service providers under their TCOS rates and the retail portion of our own TCOS rate described above.  Changes in our TCRF Third-Party revenue are to pass through changes in third-party wholesale transmission service expense.  At June 30, 2020, $3 million was deferred as over-recovered wholesale transmission service expense (see Note 2 to Financial Statements).  PUCT rules require us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.  See TCRF Filings Table below for a listing of TCRF filings impacting cash flows for the three months ended June 30, 2020 and 2019, as well as filings and the anticipated impacts to cash flows for the year ended December 31, 2020.

TCRF Filings Table

			Billing Impact
			for Period Effective
Docket No.	Filed	Effective	Increase (Decrease)
50883	May 2020	September 2020 - February 2021	$81
50300	December 2019	March 2020 - August 2020	$(72)
49593	May 2019	September 2019 - February 2020	$192
48930	November 2018	March 2019 - August 2019	$(121)
48408	May 2018	September 2018 - February 2019	$110

•

A Decrease in EECRF and Other Regulatory Surcharges — EECRF and other regulatory surcharge revenues decreased by $1 million during the three months ended June 30, 2020.  The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and refund or recover any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The decrease is due to a $1 million reduction in energy efficiency program costs.  See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the three months ended June 30, 2020 and 2019, as well as filings that will impact revenues for the year ended December 31, 2020.

EECRF Filings Table

Docket No.	Filed	Effective	Program Costs	Performance Bonus	Under-/(Over)- Recovery
50886 (a)	May 2020	March 2021	$53	$14	$(2)
49594	May 2019	March 2020	$50	$9	$(3)
48421	June 2018	March 2019	$50	$7	$-
47235	June 2017	March 2018	$50	$12	$(6)

___________

(a)	Pending PUCT approval.

Wholesale transmission service expense decreased $21 million, or 8%, to $233 million in 2020 due to lower fees paid to third-party transmission entities.

Operation and maintenance expense increased $8 million to $212 million in 2020. The increase includes $6 million in higher labor and contractor related costs and $2 million in higher transportation costs.

Depreciation and amortization increased $18 million to $196 million in 2020.  The increase is attributable to ongoing investments in property, plant and equipment including the InfraREIT Acquisition.

Provision in lieu of income taxes totaled $35 million (including a $3 million benefit related to nonoperating income) in 2020 compared to $27 million (including a $4 million benefit related to nonoperating income) in 2019.

The effective income tax rate was 16.6% and 16.3% for the 2020 and 2019 periods, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA, partially offset by the effects of the Texas margin tax.

Taxes other than income taxes increased $5 million and reflects a $6 million increase in property taxes, partially offset by $2 million in lower local franchise fees.

Other deductions and (income) - net was $15 million favorable in 2020 compared to 2019.  The variance is primarily due to $7 million of allowance for funds used during construction (AFUDC) equity income in the current period and $7 million of acquisition costs reflected in the prior period.  See Note 10 to Financial Statements for more information.

Interest expense and related charges increased $9 million to $102 million in 2020.  The variance is primarily driven by a $12 million increase due to higher average borrowings, partially offset by a $2 million decrease due to lower average interest rates.

Net income was $37 million higher than the prior period due to increases in revenues contributing to earnings primarily from NTU, which we acquired in the InfraREIT Acquisition, and a favorable change in other deductions and income, partially offset by increases in depreciation and amortization, interest expense and operation and maintenance expense.

Financial Results — Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Total operating revenues increased $105 million, or 5%, to $2,162 million in 2020.

Revenues that contribute to earnings increased $144 million during the six months ended June 30, 2020.  The change reflected the following components:

•

An Increase in Distribution Base Revenues — Distribution base rate revenues increased $18 million during the six months ended June 30, 2020.  The increase in distribution base rate revenues primarily reflects:

o	$13 million increase due to growth in points of delivery,
o	$11 million increase due to the effects of the DCRF rate increases effective September 1, 2019, and
o	$8 million increase due to NTU wholesale distribution substation service revenue following the closing of the InfraREIT Acquisition on May 16, 2019, partially offset by
o	$14 million decrease due to lower consumption attributable to weather, and
o

$2 million net decrease in consumption including the impacts of the COVID-19 pandemic, with commercial and industrial customer usage modestly declining and increased residential usage partially offsetting that decline.

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) increased $127 million during the six months ended June 30, 2020.  The increase in TCOS revenues for the six months ended June 30, 2020 compared to the 2019 period reflects a:

o	$86 million increase due to the InfraREIT Acquisition, and
o	$41 million increase due to effects of TCOS updates.

Revenues collected for pass-through expenses decreased $39 million during the six months ended June 30, 2020.  The net change reflected the following components:

•

A Decrease in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF revenues decreased $36 million during the six months ended June 30, 2020 due to reductions in third-party wholesale transmission service provider rates.

•

A Decrease in EECRF and Other Regulatory Surcharges — EECRF and other regulatory surcharge revenues decreased by $3 million during the six months ended June 30, 2020.    The decrease is due to a $3 million reduction in energy efficiency program costs.

Wholesale transmission service expense decreased $36 million, or 7%, to $478 million in 2020 due to lower fees paid to third-party transmission entities.

Operation and maintenance expense increased $19 million to $444 million in 2020. The increase includes $15 million in higher labor and contractor related costs and $4 million in higher transportation costs.

Depreciation and amortization increased $39 million to $389 million in 2020.  The increase is attributable to ongoing investments in property, plant and equipment including the InfraREIT Acquisition.

Provision in lieu of income taxes totaled $61 million (including a $6 million benefit related to nonoperating income) in 2020 compared to $49 million (including a $7 million benefit related to nonoperating income) in 2019.

The effective income tax rate was 16.6% and 16.1% for the 2020 and 2019 periods, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA, partially offset by the effects of the Texas margin tax.

Taxes other than income taxes increased primarily due to a $14 million increase in property taxes attributable to ongoing investments in property, plant and equipment including the InfraREIT Acquisition.

Other deduction and (income) - net was $19 million favorable in 2020 compared to 2019.  The variance is primarily due to $12 million of AFUDC equity income in the current period and $9 million of acquisition costs reflected in the prior period.  See Note 10 to Financial Statements for more information.

Interest expense and related charges increased $24 million to $203 million in 2020.  The current period includes a $31 million increase due to higher average borrowings, partially offset by a $7 million decrease due to lower average interest rates.

Net income was $52 million higher than the prior period due to increases in revenues contributing to earnings primarily from NTU, which we acquired in the InfraREIT Acquisition, and increases in base transmission rate and favorable changes in other deductions and income, partially offset by increases in depreciation and amortization, interest expense and operation and maintenance expense.

OTHER COMPREHENSIVE INCOME

In February and March 2020, we entered into interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on anticipated issuances of ten-year and thirty-year senior secured notes.  The hedges were terminated in March 2020 upon the issuance of the 2030 Notes and 2050 Notes, and a $29 million ($23 million after-tax) loss was reported in other comprehensive income.  We expect approximately $4 million of the amount reported in accumulated other comprehensive loss at June 30, 2020 related to interest rate hedges to be reclassified into net income as an increase to interest expense within the next 12 months, including $2 million from the current period transactions.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Cash provided by operating activities totaled $589 million and $355 million in 2020 and 2019, respectively. The $234 million net increase is primarily the result of a $227 million increase in transmission and distribution receipts, a $53 million decrease in federal and state tax payments (driven by payments deferred as allowed under the CARES Act and the state of Texas) and a $19 million decrease in storm costs, partially offset by a $31 million increase in employee benefit plan funding, a $30 million increase in property tax payments and a net $27 million increase in interest payments.  In July 2020, we made federal and state tax payments in the amount of $68 million that had been deferred during the six months ended June 30, 2020 as permitted by governmental actions related to the COVID-19 pandemic.

Cash provided by financing activities totaled $717 million and $2.007 billion in 2020 and 2019, respectively.  The $1.290 billion net decrease is primarily due to debt refinancing activity in connection with the InfraREIT Acquisition in the prior period (see Note 11 to Financial Statements for more information), partially offset by debt management activities to support our capital expenditure program.  For more information, see Notes 4 and 5 to the Financial Statements regarding short-term borrowings and long-term debt activity, respectively, and Note 7 to Financial Statements for additional information regarding capital contributions from and cash distributions to our members.

Cash used in investing activities totaled $1.286 billion and $2.358 billion in 2020 and 2019, respectively.  The $1.072 billion net decrease is primarily due to the InfraREIT Acquisition in the prior period (see Note 11 to Financial Statements for more information), partially offset by an increase in capital expenditures for transmission and distribution facilities to serve new customers and infrastructure capital maintenance spending in the current period.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $40 million and $41 million more than the amounts reported in the statements of consolidated income in the six months ended June 30, 2020 and 2019, respectively.  The differences result from certain regulatory asset amortization reported in operation and maintenance expense and taxes other than income taxes.

Long-Term Debt Activity

Senior Secured Notes Issuances — In March 2020, we issued $400 million aggregate principal amount of 2030 Notes and $400 million aggregate principal amount of 2050 Notes. For more information on the Notes issuances, see Note 5 to Financial Statements.

 Long-Term Unsecured Term Loan Agreements — On January 28, 2020, we executed the January 2020 Term Loan Agreement, which is a $450 million term loan agreement that matures on June 1, 2021.  At March 31, 2020, we had borrowed the full $450 million available under the agreement, through borrowings of $163 million on January 29, 2020, $55 million on February 28, 2020 and $232 million on March 17, 2020. The proceeds from each borrowing were used for general corporate purposes, including the repayment of notes outstanding under our CP Program. Loans under the January 2020 Term Loan Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.50% until June 1, 2021, or (ii) an alternate base rate (the highest of (1) the prime rate of Sumitomo Mitsui Banking Corporation, the administrative agent and a lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1%).

On March 23, 2020, we executed the March 2020 Term Loan Agreement with a commitment equal to an aggregate principal amount of $350 million. We entered into an amendment to the March 2020 Term Loan Agreement on June 19, 2020. As amended, the March 2020 Term Loan Agreement has a maturity date of June 30, 2021. We may borrow up to $350 million in up to four borrowings which may be made, at our option, at any time in the period beginning on April 1, 2020 and ending on the earliest to occur of (i) the date on which the term loans are funded in full and no commitments remain unused, (ii) the fourth funding date and (iii) 5:00 p.m. Eastern time on

August 7, 2020. As amended, the March 2020 Term Loan Agreement provides for loans to bear interest at per annum rates equal to, at our option, (x) LIBOR plus 0.950%, or (y) an alternate base rate (the highest of (1) the prime rate of Wells Fargo, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1%). Our first borrowing under the March 2020 Term Loan Agreement was funded on June 30, 2020, in the amount of $15 million.  On July 31, 2020, we made our second borrowing in the amount of $95 million. The proceeds from each borrowing were used for general corporate purposes, including the repayment of notes outstanding under our CP Program.

The January 2020 Term Loan Agreement and March 2020 Term Loan Agreement contain customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries. Each of these term loan agreements also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future. See “Credit Rating Provisions, Covenants and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.

Long-Term Debt Repayments — Repayments of long-term debt during the six months ended June 30, 2020 included repayment of the $460 million principal amount borrowed under the 2019 Term Loan Agreement and $5 million principal amount of the quarterly amortizing debt for senior secured notes issued under one of our Note Purchase Agreements.

See Note 5 to Financial Statements for more information regarding the new long-term debt issuances and long-term debt repayments.

Short-Term Debt Activity

CP Program — As discussed in Note 4 to Financial Statements, in March 2018 we established the CP Program, under which we may issue CP Notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion.  A national bank acts as the issuing and paying agent under the CP Program pursuant to the terms of an issuing and paying agent agreement.  Under the CP Program, we issue CP Notes from time to time, and the proceeds of the CP Notes are used for short-term financing of our business operations.  At June 30, 2020, we had no CP Notes outstanding.

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

Credit Facility — At June 30, 2020, we had a $2.0 billion unsecured Credit Facility with a five-year term expiring in November 2022. The Credit Facility may be used for working capital and general corporate purposes, issuances of letters of credit and support for our CP Program.  We have the option of requesting up to two one-year extensions and an option to request an increase in our borrowing capacity of $400 million, in increments of not less than $100 million, provided certain conditions are met, including lender approvals.  Borrowings under the Credit Facility are classified as short term on the balance sheet.  At June 30, 2020, we had no outstanding borrowings under the Credit Facility and $9 million of letters of credit outstanding.

Because the CP Program is supported by the Credit Facility, CP Notes outstanding reduces the available borrowing capacity.  Considering the letters of credit and the CP Notes outstanding and the limitations described below, available borrowing capacity under the Credit Facility totaled $1.991 billion and $1.944 billion at June 30, 2020 and December 31, 2019, respectively.

The Credit Facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries. The Credit Facility also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future. At June 30, 2020, we were in compliance with this covenant and all other covenants in the Credit Facility. See “Credit Rating Provisions, Covenants and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.

Under the terms of the Credit Facility, the commitments of the lenders to make loans to us are several and not joint.  Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

Regulatory Capital Structure — We have committed to the PUCT to maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently 57.5% debt to 42.5% equity.  Our actual regulatory capitalization ratio was 55.9% debt to 44.1% equity at June 30, 2020. See Note 7 to Financial Statements for discussion of the regulatory capitalization ratio.  Our ability to incur additional long-term debt is limited by our regulatory capital structure, as we are able to issue future long-term debt only to the extent that we are in compliance therewith.

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

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, has been our ability to borrow under our Credit Facility, which also supports our CP Program.  Because the CP Program is supported by the Credit Facility, commercial paper outstanding is a reduction to the available borrowing capacity. Cash and cash equivalents totaled $24 million and $4 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, we also had $335 million of available borrowing capacity under the March 2020 Term Loan Agreement. Considering cash and available borrowing capacity under the Credit Facility and the March 2020 Term Loan Agreement, available liquidity totaled $2.350 billion at June 30, 2020, reflecting an increase of $402 million from December 31, 2019. On July 31, 2020, we borrowed an additional $95 million under the March 2020 Term Loan Agreement.

In March 2020, we took steps to increase our available liquidity by borrowing the remaining $232 million available under our January 2020 Term Loan Agreement, issuing an aggregate of $800 million of Notes, entering into the March 2020 Term Loan Agreement and repaying outstanding commercial paper and the $460 million principal amount outstanding under the 2019 Term Loan Agreement. See Notes 4 and 5 to Financial Statements for more information on these transactions.

We expect cash flows from operations, as well as availability under our Credit Facility and CP Program, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.  Should additional liquidity or capital requirements arise, we may need to access the capital and credit markets, seek member capital contributions or preserve equity through reductions or suspension of distributions to members.  In addition, we may also consider additional new debt issuances, repurchases, exchange offers and other transactions in order to refinance or manage our long-term debt.  The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets including any uncertainty due to the COVID-19 pandemic, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be recoverable through rates.

The COVID-19 pandemic has not had a material adverse impact on our liquidity to date. However, we do face risks and uncertainties related to the pandemic, including as a result of its impact on capital and credit markets, and cannot predict whether, or to what extent, the pandemic will have a material adverse impact on our liquidity in the future. The COVID-19 pandemic has negatively impacted capital markets, the commercial paper market, and the availability of financing from commercial banks. As a result, our ability to access the capital markets or obtain new credit commitments from commercial banks could become materially constrained.  For further discussion of risks and uncertainties related to the COVID-19 pandemic, see “Item 1A. Risk Factors.”

Various federal and state actions implemented in connection with the COVID-19 pandemic could also impact our liquidity. For example, the CARES Act permits retirement plan sponsors to defer certain pension plan contributions required by ERISA.  As a result, we could elect to defer some or all of our 2020 required Oncor Retirement Plan contributions pursuant to the CARES Act. We have elected to take advantage of payroll tax and income tax deferrals available under the CARES Act.

In addition, in March 2020 the PUCT issued an order in PUCT Project No. 50664 creating the COVID-19 ERP to aid certain residential customers unable to pay their electricity bills as a result of the impact of COVID-19.  The PUCT order provided for a surcharge to collect funds to cover costs relating to the COVID-19 ERP and an unsecured loan from ERCOT to us.  The PUCT order is designed to minimize the impact that COVID-19 related costs have on the liquidity of transmission and distribution utilities.  For more information on PUCT Project No. 50664, the COVID-19 ERP and the COVID-19 pandemic-related regulatory matters that impact us, see Note 2 to Financial Statements.

Member Contributions and Distributions

Contributions — We received cash capital contributions from our members on February 18, 2020, April 27, 2020 and July 28, 2020 each in the amount of $87 million.

Distributions  — The PUCT order issued in the Sempra Acquisition and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to be out of compliance with the PUCT’s approved debt-to-equity ratio, which is currently 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of our board, a majority of the Disinterested Directors, or either of the two member directors designated by Texas Transmission to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment).  At June 30, 2020, we had $461 million available to distribute to our members as our regulatory capitalization ratio was 55.9% debt to 44.1% equity.

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

On February 19, 2020, our board of directors declared a cash distribution of $91 million, which was paid to our members on February 20, 2020.  On April 29, 2020, our board of directors declared a cash distribution of $91 million, which was paid to our members on April 30, 2020. On July 29, 2020, our board of directors declared a cash distribution of $92 million, which was paid to our members on July 30, 2020. See Note 7 to Financial Statements for a discussion of distribution restrictions.

Pension and OPEB Plan Funding

Our funding for the pension plans and Oncor OPEB Plans in the calendar year 2020 is expected to total $134 million and $35 million, respectively.  In the six months ended June 30, 2020, we made cash contributions of $43 million to the pension plans and $18 million to the Oncor OPEB Plans.

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

Presented below are the credit ratings assigned for our debt securities at August 5, 2020.

	Senior Secured	Commercial Paper
S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Ratings can be revised upward or downward at any time by a rating agency, if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — The Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the Credit Facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus a spread ranging from 0.875% to 1.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds effective rate plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus a spread ranging from 0.00% to 0.50% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Based on the ratings assigned to our senior secured debt securities at August 5, 2020, our borrowings are generally LIBOR-based and will bear interest at LIBOR plus 1.00%.  A decline in credit ratings would increase the cost of borrowings under the Credit Facility and likely increase the cost of our CP Program and any other debt issuances and additional credit facilities.  The CP Program requires prompt notice to the dealer of any notice of intended or potential downgrade of our credit ratings.

Material Financial Covenants — Our Credit Facility, the Note Purchase Agreements, and term loan agreements each contain a financial covenant that requires maintenance of a consolidated debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP).  Capitalization for our Credit Facility and term loan agreements is calculated as membership interests determined in accordance with GAAP plus debt described above. The ratio under our Note Purchase Agreements is calculated as total debt (all debt of Oncor and its subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. Capitalization under the Note Purchase Agreements is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business.  At June 30, 2020, we were in compliance with this covenant and all other covenants under the Credit Facility, term loan agreements and Note Purchase Agreements.

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

Long-Term Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations at June 30, 2020.  See Notes 5 and 6 to Financial Statements for additional disclosures regarding long-term debt and operating lease obligations, respectively.

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Long-term debt – principal	$613	$900	$521	$7,447	$9,481
Long-term debt – interest	406	785	693	4,843	6,727
Operating leases	16	54	30	29	129
Obligations under outsourcing agreements	42	9	-	-	51
Total contractual cash obligations	$1,077	$1,748	$1,244	$12,319	$16,388

The following are not included in the table above:

•

individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	employment contracts with management;
•	estimated funding of the pension and Oncor OPEB Plans totaling $169 million in 2020 and $762 million in the five-year period 2020 to 2024 as discussed above under “Pension and OPEB Plans Funding”; and
•	capital expenditure commitments made as part of the Sempra Acquisition (see Note 8 to Financial Statements in our 2019 Form 10-K).

Guarantees

At June 30, 2020, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2020, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Matters with the PUCT

DCRF (PUCT Docket No. 50734) — PUCT rules provide that DCRF applications may only be filed from April 1 to April 8 of each year. Accordingly, on April 3, 2020, we filed with the PUCT, as well as with cities with original jurisdiction over our rates, an application for approval of an updated DCRF.  The DCRF allows us to recover, primarily through our tariff for retail delivery service, certain costs related to our distribution investments.  In our DCRF application, we requested a $76 million increase in annual distribution revenues primarily related to 2019 distribution investments. On June 24, 2020, we filed an unopposed stipulation and settlement agreement that included a $70 million increase in annual distribution revenues and on July 31, 2020, the PUCT issued a final order implementing the settlement agreement with rates to begin effective September 1, 2020.

See Note 2 to Financial Statements for a discussion of other significant PUCT matters for the six months ended June 30, 2020.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions.  Such actions or changes could significantly alter our financial position, results of operations or cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  From time to time we transact in financial instruments to hedge interest rate risk related to our forecasted issuances of debt.  All of our long-term debt at June 30, 2020 (except for the January 2020 Term Loan Agreement and March 2020 Term Loan Agreement) and at December 31, 2019 (except for the 2019 Term Loan Agreement) carried fixed interest rates. Each of our term loan agreements contain terms pursuant to which the interest rate charged can vary, at our option, depending on the selected interest period.

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

Credit Risk

Credit risk relates to the risk of loss associated with nonperformance by counterparties.  Our customers consist primarily of REPs.  As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT.  Meeting these standards does not guarantee that a REP will be able to perform its obligations.  REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules.  Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT.  We believe PUCT rules that allow for the recovery of uncollectible amounts due from REPs through rates significantly reduce our credit risk. In addition, we believe the COVID-19 ERP significantly reduces risk related to REP non-payment to us as a result of residential customers’ inability to pay REPs due to the impacts of COVID-19.

Our exposure to credit risk associated with trade accounts receivable totaled $755 million at June 30, 2020.  The receivable balance is before the allowance for uncollectible accounts, which totaled $6 million at June 30, 2020.  The exposure includes trade accounts receivable from REPs totaling $529 million, which are almost entirely noninvestment grade and from transmission customers totaling $67 million, which include investment grade distribution companies and cooperatives and municipalities, which are generally considered low credit risk.  At June 30, 2020, REP subsidiaries of our two largest customers represented 14% and 11% of the trade receivable balance, respectively.  No other parties represented 10% or more of the total trade accounts receivable balance.  We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations and the COVID-19 ERP; however, this concentration increases the risk that a default could have a material effect on cash flows.

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates was zero at both June 30, 2020 and December 31, 2019.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.”  All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements.  Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K, “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•

legislation,  governmental policies and orders, and regulatory actions, including those of the U.S. Congress, the President of the U.S., the Texas Legislature, the Governor of Texas, the FERC, the PUCT, the North American Electric Reliability Corporation, the Texas RE, the U.S. Department of Energy, the U.S. Environmental Protection Agency, and the Texas Commission on Environmental Quality, and including with respect to:

-	allowed rate of return;
-	permitted capital structure;
-	industry, market and rate structure;
-	recovery of investments;
-	acquisition and disposal of assets and facilities;
-	operation and construction of assets and facilities;
-	changes in tax laws and policies, including the impact of the TCJA and the CARES Act; and
-	changes in and compliance with environmental, sourcing/supply chain, reliability and safety laws and policies;
•	legal and administrative proceedings and settlements, including the exercise of equitable powers by courts;
•	weather conditions and other natural phenomena;
•	health epidemics and pandemics, including the evolving COVID-19 pandemic and its impact on Oncor’s business and the economy in general;
•	acts of sabotage, wars or terrorist or cyber security threats or activities;
•	economic conditions, including the impact of a recessionary environment;
•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in the ERCOT region;
•	changes in business strategy, development plans or vendor relationships;
•	unanticipated changes in interest rates or rates of inflation;
•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;
•	inability of various counterparties to meet their financial obligations to us, including failure of counterparties to perform under agreements;
•	general industry trends;
•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;
•	changes in technology used by and services offered by us;
•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;
•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB, and future funding requirements related thereto;
•	significant changes in critical accounting policies material to us;

•

commercial bank and financial market conditions, access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in the capital markets and the potential impact of disruptions in U.S. credit markets;

•	circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;
•	financial restrictions under our Credit Facility, term loan agreements, Note Purchase Agreements, and indentures governing our debt instruments;
•	our ability to generate sufficient cash flow to make interest payments on our debt instruments;
•	actions by credit rating agencies;
•	our ability to effectively execute our operational strategy; and
•	the risk that any potential cost savings and any other potential synergies from the InfraREIT Acquisition may not be fully realized or may take longer to realize than expected.

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

ITEM 1A.   RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control.  In addition to the other information set forth in this report, including “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in “Part I, Item 1A.  Risk Factors” in our 2019 Form 10-K and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, which could materially affect our business, financial condition or future results.  The risks described in such reports are not the only risks we face.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

On July 31, 2020, we borrowed $95 million under the March 2020 Term Loan Agreement. The proceeds from the borrowing were used for general corporate purposes, including the repayment of notes outstanding under the CP Program. Borrowings under the March 2020 Term Loan Agreement bear interest at per annum rates equal to, at our option, (x) LIBOR plus 0.950%, or (y) an alternate base rate (the highest of (1) the prime rate of Wells Fargo, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1%). For more information on the March 2020 Term Loan Agreement, see Note 5 to Financial Statements.

ITEM 6.   EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed*	As
	With File Number	Exhibit

(10)	Material Contracts.
Management Contracts; Compensatory Plans, Contracts and Arrangements

Credit Agreements

10(a)	333-100240 Form 8-K (filed June 25, 2020)	10.1	—

First Amendment to Term Loan Credit Agreement, dated as of June 19, 2020, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein and Wells Fargo Bank, National Association, as administrative agent and as a lender.

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

Date:  August 5, 2020